Form 10-Q
period 1997-09-30
CAPITAL SENIOR LIVING CORP
filed 1997-12-15
CIK 1043000

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X]                   Quarterly Report pursuant to Section 13
                  or 15(d)of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1997

[ ]                    Transition report under Section 13
                or 15(d) of the Securities Exchange Act of 1934

Commission file number 333-33379
                       ---------

                        CAPITAL SENIOR LIVING CORPORATION
                        ---------------------------------
             (Exact name of Registrant as specified in its charter)


                 DELAWARE                                 75-2678809
                 --------                                 ----------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)


              14160 Dallas Parkway, Suite 300, Dallas, Texas 75240
              ----------------------------------------------------
                     (Address of principal executive office)


                                 (972) 770-5600
                                 --------------
                (Issuer's telephone number, including area code)




     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days. Yes        No    X
                                                  ---       ---


CORPDAL:95335.1 10861-00052

                        CAPITAL SENIOR LIVING CORPORATION
                        ---------------------------------

                                      INDEX
                                      -----

                                                                           Page
                                                                          Number
                                                                          ------

Part I.   Financial Information

          Item 1.   Financial Statements

                    Condensed Combined Balance Sheets --
                    September 30, 1997 and December 31, 1996                   3

                    Condensed Combined Statements of Income--
                    Three and Nine Months Ended September 30, 1997
                    and 1996                                                   4

                    Condensed Combined Statements of Equity--
                    Nine Months Ended September 30, 1997                       5

                    Condensed Combined Statements of Cash Flows--
                    Nine Months Ended September 30, 1997 and 1996              6

                    Notes to Condensed Combined Financial Statements           7

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       14


Part II.  Other Information

          Item 6.   Exhibits and Reports on Form 8-K                          20

Signatures                                                                    21


CORPDAL:95335.1 10861-00052


                        CAPITAL SENIOR LIVING CORPORATION
                        CONDENSED COMBINED BALANCE SHEETS

                                     ASSETS
                                              September 30,         December 31,
                                                  1997                  1996
                                              -------------         ------------
                                               (Unaudited)
Current assets:
    Cash and cash equivalents                 $  13,345,392        $  10,818,512
    Cash and cash equivalents, restricted        63,798,552              206,376
    Accounts receivable, net                      2,546,840              607,028
    Accounts receivable from affiliates              57,167               90,075
    Prepaid expenses and other                      220,281              121,993
                                              -------------        -------------
         Total current assets                    79,968,232           11,843,984
Property and equipment, net                      31,177,400           12,668,539
Investments in limited partnerships              11,010,980            8,275,920
Deferred initial public offering costs              549,746                    -
Management contract rights, net                     255,541              291,487
Other assets                                         85,703              123,084
                                              -------------        -------------
         Total assets                         $ 123,047,602        $  33,203,014
                                              =============        =============


                             LIABILITIES AND EQUITY

Current liabilities:
    Accounts payable and accrued expenses     $   4,056,134        $  1,481,553
    Current portion of notes payable to
      affiliates                                    965,712             465,091
    Current portion of notes payable             70,563,252                   -
    Customer deposits                               466,733             248,458
    Due to affiliates                                70,172              81,456
                                              -------------        ------------
         Total current liabilities               76,122,003           2,276,558
Deferred income                                           -           3,400,684
Notes payable to affiliates, net of current
      portion                                       201,390             201,390
Notes payable, net of current portion             6,390,469                   -
Minority interest in combined partnerships       20,748,197          10,123,858
Commitments and contingencies                             -                   -
Equity:
    Partners' capital                            19,934,961          17,257,778
    Common stock, $.01 par value,
      40,000,000 shares authorized, 1,680,000
         shares issued and outstanding               16,800              16,800
    Additional paid-in capital                       26,558              26,558
    Retained earnings (deficit)                    (392,776)           (100,612)
                                              -------------        ------------
         Total equity                            19,585,543          17,200,524
                                              -------------        ------------
         Total liabilities                    $ 123,047,602        $ 33,203,014
                                              =============        ============

              See notes to condensed combined financial statements


CORPDAL:95335.1 10861-00052



                        CAPITAL SENIOR LIVING CORPORATION
                     CONDENSED COMBINED STATEMENTS OF INCOME
                                   (Unaudited)


                                                          Three Months Ended                   Nine Months Ended
                                                             September 30,                       September 30,
                                                   --------------------------------    ---------------------------------
                                                       1997                1996             1997              1996
                                                   -------------      -------------    --------------    ---------------


Revenues:
    Resident and health care revenue               $ 5,355,971        $  3,370,847     $  15,783,442     $  10,325,714
    Rental and lease income                          1,056,067             339,065         3,214,040           986,653
    Unaffiliated management services revenue           472,351             287,776         1,421,358           341,226
    Affiliated management services revenue             322,194             610,942         1,023,320         2,029,506
    Development fees                                   185,205                   -           555,615                 -
    Other                                              260,468             246,521           721,878           684,565
                                                   -------------      -------------    ---------------   ---------------
         Total revenues                              7,652,256           4,855,151        22,719,653        14,367,664
                                                   -------------      -------------    ---------------   ---------------
Expenses:
    Operating expenses                               4,203,402           2,722,176        12,283,464         8,115,956
    General and administrative expenses              1,888,467           1,536,456         5,821,475         4,001,034
    Depreciation and amortization                      601,069             439,752         1,551,023         1,219,569
                                                   -------------      -------------    ---------------   ---------------
         Total expenses                              6,692,938           4,698,384        19,655,962        13,336,559
                                                   -------------      -------------    ---------------   ---------------
Income from operations                                 959,318             156,767         3,063,691         1,031,105
Other income (expense):
    Interest income                                  1,271,981              78,529         2,066,420           284,713
    Interest expense                                (1,121,859)           (120,921)       (1,541,256)         (195,977)
    Equity in earnings on investments                        -              92,567                 -           491,075
    Other                                               22,200                   -            22,200            25,523
                                                   -------------      -------------    ---------------   ---------------
Income before minority interest in
    combined partnerships                            1,131,640             206,942         3,611,055         1,636,439
Minority interest in combined partnerships            (334,877)           (183,015)       (1,600,903)         (832,607)
                                                   -------------      -------------    ---------------   ---------------
Net income                                         $   796,763        $     23,927     $   2,010,152     $     803,832
                                                   =============      =============    ===============   ===============

Pro forma net income:
    Net income                                         796,763              23,927         2,010,152           803,832
    Pro forma income taxes                            (314,721)             (9,451)         (794,010)         (317,514)
                                                   -------------      -------------    ---------------   ---------------
    Pro forma net income                           $   482,042        $     14,476     $   1,216,142     $     486,318
                                                   =============      =============    ===============   ===============


                               See notes to condensed combined financial statements


CORPDAL:95335.1 10861-00052



                                         CAPITAL SENIOR LIVING CORPORATION
                                      CONDENSED COMBINED STATEMENTS OF EQUITY
                                                    (Unaudited)


                                                                               Additional  Retained
                                    Partners'            Common Stock           Paid-In    Earnings
                                     Capital        Shares          Amount      Capital    (Deficit)       Total
                                    ---------       ------          ------     ----------  ---------     ---------

Balance, December 31, 1996        $ 17,257,778    1,680,000       $ 16,800      $ 26,558   $(100,612)   $ 17,200,524

Purchase of BUCs                       374,867                                                               374,867

Net income (loss)                    2,302,316                                              (292,164)      2,010,152
                                  ------------    ---------       --------      --------   ---------    ------------

Balance, September 30, 1997       $ 19,934,961    1,680,000       $ 16,800      $ 26,558   $(392,776)   $ 19,585,543
                                  ============    =========       ========      ========   =========    ============




                               See notes to condensed combined financial statements


CORPDAL:95335.1 10861-00052



                                         CAPITAL SENIOR LIVING CORPORATION
                                    CONDENSED COMBINED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)


                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                -------------------------------------
                                                                                      1997                  1996
                                                                                --------------         --------------
Cash flows from operating activities:
    Net income                                                                  $  2,010,152           $    803,832
    Adjustments to reconcile net income to net cash provided
                   by operating activities:
         Depreciation and amortization                                             1,551,023              1,219,569
         Minority interest in combined partnerships                                1,600,903                832,607
         Equity in earnings on investments                                                 -               (491,075)
         Changes in operating assets and liabilities, net of acquisition:
           Accounts receivable                                                    (1,939,812)              (295,190)
           Accounts receivable from affiliates                                        32,908                 82,336
           Deferred initial public offering costs                                   (549,746)                     -
           Prepaid expenses and other assets                                         (60,907)              (128,959)
           Accounts payable and accrued expenses                                   2,574,581              1,849,899
           Customer deposits                                                         218,275                 31,122
           Due to affiliates                                                         (11,284)                20,898
                                                                                ---------------        --------------
              Net cash provided by operating activities                            5,426,093              3,925,039
                                                                                ---------------        --------------

Cash flows from investing activities:
    Capital expenditures                                                          (1,250,469)              (381,135)
    Cash acquired upon acquisition of HCP                                          8,995,455                      -
    Investments in limited partnerships                                          (16,027,427)            (3,167,979)
    Investment in restricted cash equivalents                                    (63,592,176)                  (840)
                                                                                ---------------        --------------
              Net cash used in investing activities                              (71,874,617)            (3,549,954)
                                                                                ---------------        --------------

Cash flows from financing activities:
    Proceeds from borrowings                                                      76,131,267                      -
    Proceeds from affiliate borrowings                                               500,000                 35,000
    Repayments of notes payable                                                   (6,384,961)               (37,995)
    Repayments of notes payable to affiliates                                              -               (320,501)
    Capital contribution                                                                   -                 23,000
    Repurchase of BUCs                                                              (960,752)              (582,004)
    Deferred loan charges paid                                                       (85,355)               (22,852)
    Distributions to minority partners                                              (224,795)                     -
                                                                                ---------------        --------------
              Net cash provided by (used in) financing activities                 68,975,404               (905,352)
                                                                                ---------------        --------------
Increase (decrease) in cash and cash equivalents                                   2,526,880               (530,267)
Cash and cash equivalents at beginning of period                                  10,818,512             10,016,702
                                                                                ---------------        --------------
Cash and cash equivalents at end of period                                      $ 13,345,392           $  9,486,435
                                                                                ===============        ==============

                                    See notes to condensed combined financial statements



CORPDAL:95335.1 10861-00052

                        CAPITAL SENIOR LIVING CORPORATION
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)



1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Capital Senior Living Corporation, a Delaware corporation, was incorporated on October 25, 1996. Capital Senior Living Corporation was owned up until November 5, 1997 by James A. Stroud (through a trust), Jeffrey L. Beck, and Lawrence A. Cohen (the Stockholders).

The accompanying condensed combined financial statements include the combined financial statements of Capital Senior Living Corporation (Corporation); Capital Senior Living Communities, L.P. (CSLC); Capital Senior Living, Inc. (Living);
Quality Home Care, Inc. (Quality); Capital Senior Development, Inc. (Development); Capital Senior Management 1, Inc. (Management 1); and Capital Senior Management 2, Inc. (Management 2) (collectively referred to with Capital Senior Living Corporation as the Company). CSLC includes the accounts of CSLC and HealthCare Properties, L.P. (HCP) (as of January 1, 1997). HCP includes the accounts of HCP and its wholly owned subsidiaries, Danville Care, Inc., Foothills Care, Inc., Countryside Care, Inc., Countryside Care, L.P., and Cambridge Nursing Home Limited Liability Company. All intercompany balances and transactions have been eliminated in combination.

Due to these entities being under common control by Messrs. Beck and Stroud (and his affiliates) for all periods presented, the condensed combined financial statements reflect the assets and liabilities at their historical values and the accompanying condensed combined statements of income, equity, and cash flows reflect the combined results for the periods indicated even though they have historically operated as separate entities.

Through September 30, 1997, CSLC had increased its ownership in HCP to 56% of the limited partner units. In the accompanying condensed combined financial statements, HCP is consolidated as though a controlling financial interest in HCP had been acquired by CSLC at January 1, 1997. At December 31, 1996, CSLC owned approximately 31% of HCP's limited partner units and CSLC accounted for its interest in HCP on the equity accounting method in 1996.

The accompanying condensed combined balance sheet, as of December 31, 1996, has been derived from audited financial statements of the Company for the year ended December 31, 1996, and the accompanying unaudited condensed combined financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1996 included in the Registration Statement on Form S-1 (Registration No. 333-33379) relating to the Company's initial public offering (Offering).

In the opinion of the Company, the accompanying condensed combined financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1997 and December 31, 1996, its results of operations for the three and nine month periods ended September 30, 1997 and 1996, respectively, its changes in equity for the nine months ended September 30, 1997, and cash flows for the nine month periods ended September 30, 1997 and 1996, respectively.

The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results for the year ending December 31, 1997.




CORPDAL:95335.1 10861-00052

                        CAPITAL SENIOR LIVING CORPORATION
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)


2.  FINANCING TRANSACTIONS OF CSLC

On June 30, 1997, CSLC entered into a $77,000,000 mortgage loan agreement with Lehman Brothers Holdings, Inc. (LBHI Loan) and pledged four retirement community properties and its investments in HCP and NHP Retirement Housing Partners I, L.P. (NHP) as collateral. Subsequent to June 30, 1997, approximately $70,000,000 was borrowed under the loan agreement; approximately $5,500,000 was used to repay the prior credit facility and approximately $64,500,000 was used to fund the liquidity and collateral requirements under the loan agreement, through the purchase of U.S. Treasury securities, which are included in cash and cash equivalents, restricted in the accompanying condensed combined balance sheet. The U.S. Treasury securities were sold under a repurchase agreement with a term equal to their maturity. The LBHI Loan had a maturity date of December 31, 1997 with interest based on 30-day LIBOR plus 50 basis points. This loan was assumed by the Company and repaid on November 7, 1997 from proceeds of the Offering described below with the U.S. Treasury securities reverting to CSLC in connection with the Formation Transactions described below.

CSLC's prior credit facility from a non-affiliated mortgage company was for $17,500,000. CSLC borrowed $5,500,000 under this prior credit facility in 1997, and repaid the loan on July 1, 1997 from proceeds of the LBHI Loan.

3.  FORMATION TRANSACTIONS AND INITIAL PUBLIC OFFERING

On November 5, 1997, the Company closed its initial public offering at $13.50 per share (Offering). The Company sold 10,350,000 shares (including 1,350,000 shares issued upon exercise of an option granted to the underwriters to purchase additional common shares in conjunction with the Offering). In addition, 7,687,347 shares were issued to Messrs. Beck and Stroud (and his affiliates) in the Formation Transactions described below bringing the total issued and outstanding shares of the Company to 19,717,347 shares. The 9,367,347 common shares (including 1,680,000 shares previously issued and outstanding) that are held by Messrs. Beck, Stroud (and his affiliates) and Cohen are restricted securities within the meaning of Rule 144 of the Securities Act and may not be resold in the public markets unless registered under the Securities Act or exempted therefrom.

At the close of the Company's initial public offering, the Company also consummated the Formation Transactions with Messrs. Beck, Stroud (and his affiliates) and Cohen, whereby Messrs. Beck and Stroud (and his affiliates) contributed all of their owned capital stock of Capital Senior Living, Inc., Capital Senior Management 1, Inc., Capital Senior Management 2, Inc., Capital Senior Development, Inc., and, with Mr. Cohen, of Quality Home Care, Inc. (the "Contributed Entities") to the Company in exchange for the issuance of 7,687,347 shares of common stock of the Company and the issuance of separate notes in the aggregate amount of $18,076,380 to Messrs. Beck, Stroud (and his affiliates) and Cohen which were subsequently paid by the Company from the net proceeds received from sale of the Company's common stock in the Offering.

As part of the Formation Transactions, the Company purchased substantially all of the operating assets of CSLC (including CSLC's investment in HCP and NHP and excluding CSLC's cash, U.S. Treasury securities purchased under the LBHI Loan agreement and working capital items) for an aggregate purchase price of $76,617,993, comprised of the assumption by the Company of CSLC's outstanding LBHI Loan of $70,833,798 and payment of cash of $5,784,195 to CSLC. On November 7, 1997, the Company repaid the LBHI Loan from the proceeds received from the Offering.




CORPDAL:95335.1 10861-00052

                        CAPITAL SENIOR LIVING CORPORATION
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)


In October 1997, the combined companies declared and paid dividends of $457,000 to Messrs. Beck, Stroud (and his affiliates) and Cohen in preparation for the Formation Transactions that resulted in the combined companies converting from closely held corporations and S corporations to non-closely held C corporations for Federal income tax purposes

The Formation Transactions transferred ownership of the various entities previously under common control to the Company. All of the Company's operations subsequent to the Offering and the Formation Transactions will be conducted by the Company or its wholly owned subsidiaries. The Formation Transactions will be accounted for at historical cost in a manner similar to a pooling of interests to the extent of the percentage ownership by the Stockholders prior to the Formation Transactions.




CORPDAL:95335.1 10861-00052



                                         CAPITAL SENIOR LIVING CORPORATION
                                 NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                                September 30, 1997
                                                    (Unaudited)


4.  NOTES PAYABLE AND LINE OF CREDIT

        Notes Payable consist of the following:

                                                                       September 30,    December 31,
                                                                            1997            1996
                                                                       --------------  ---------------
         Notes Payable to Affiliates:
            Demand notes payable to stockholders; principal
                  and interest at 10%; due December 31, 1997           $      900,621   $      400,000
            Note payable to an affiliate; interest at 10%; payable
                  in seven annual installments of $65,091 on or
                  before December 31 of each year and in one
                  final installment of $6,117                                 266,481          266,481
                                                                       --------------   --------------
                                                                            1,167,102          666,481
            Less current portion                                              965,712          465,091
                                                                       --------------   --------------
                                                                       $      201,390   $      201,390
                                                                       ==============   ==============

         Notes Payable:
            Mortgage Loan payable to Lehman Brothers Holdings,
                  Inc.; due December 31, 1997 with interest at
                  30-day LIBOR plus 50 basis points.  Secured by
                  substantially all assets of CSLC.                    $   70,131,267   $            -
            HCP mortgage loans, bearing interest ranging
                  from 6.8% to 10.75%; payable in monthly
                  installments of $101,092 including interest,
                  secured by certain properties of HCP                      6,822,454                -
                                                                       --------------   --------------
                                                                           76,953,721                -
            Less current portion                                           70,563,252                -
                                                                       --------------   --------------
                                                                       $    6,390,469   $            -
                                                                       ==============   ==============

On December 10, 1997, the Company entered into a $20 million, three year, revolving line of credit with a major bank. Borrowings under the line of credit are secured by the Company's Towne Centre, Canton Regency and Harrison at Eagle Valley properties and bear interest at the prime rate or LIBOR plus 1.7%. The line of credit may be used for acquisition of additional interests in HCP and NHP, acquisition of additional properties, development of expansions to existing properties and general working capital purposes.

5.  EARNINGS PER SHARE

Historical  earnings  per share data is not  presented  for the  nine-month  and three-month  periods  ended  September  30,  1997 and  1996,  respectively.  The outstanding shares and equity interest of the combined entities differed substantially from shares outstanding after the Offering and Formation Transactions. Therefore, management does not believe historical earnings per share data is meaningful.





CORPDAL:95335.1 10861-00052

                        CAPITAL SENIOR LIVING CORPORATION
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)


6.  PRO FORMA INCOME TAXES

The pro forma income taxes reflected on the condensed combined statements of income assume that the S corporations and partnerships included in the condensed combined financial statements of the Company were subject to income taxes for the periods presented. Pro forma income tax expense is calculated assuming a combined Federal and state effective income tax rate of 39.5%

7.  PRO FORMA RESULTS OF OPERATIONS

Shown below are unaudited pro forma combined statements of income for the nine months ended September 30, 1997 and 1996, respectively, representing the results of operations of the Company for such periods after giving effect to the adjustments relating to the transactions contemplated in connection with the Offering and the Formation Transactions, as if the transactions had occurred as of January 1, 1996. The unaudited pro forma combined statements of income are presented for informational purposes only and do not necessarily reflect the financial position or results of operations of the Company which would have actually resulted had the Offering and Formation Transactions occurred as of the dates indicated, or the future results of operations of the Company. These unaudited pro forma combined statements of income should be read in conjunction with the pro forma financial statements and notes thereto included in the Registration Statement on Form S-1 relating to the Company's initial public offering.


                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                -----------------------------------
                                                                                        1997             1996
                                                                                ----------------   ----------------
                                                                                               (Pro Forma)
Revenues:
         Resident and health care revenue                                       $  15,783,442      $  12,048,376
         Rental and lease income                                                    3,214,040          4,550,442
         Unaffiliated management services revenue                                   1,421,358            341,226
         Affiliated management services revenue                                     1,023,320          1,256,103
         Development fees                                                             555,615                  -
         Other                                                                        744,078            684,565
                                                                                ----------------   ----------------
                  Total revenues                                                   22,741,853         18,880,712
                                                                                ----------------   ----------------
Expenses:
         Operating expenses                                                        12,283,464          9,698,125
         General and administrative expenses                                        3,601,629          3,475,845
         Depreciation and amortization                                              1,537,045          1,670,295
                                                                                ----------------   ----------------
                  Total expenses                                                   17,422,138         14,844,265
                                                                                ----------------   ----------------
Income from operations                                                              5,319,715          4,036,447
Other income (expenses):
         Interest income                                                            1,496,524            310,794
         Interest expense                                                            (635,389)          (777,973)
         Gain on sale of properties                                                         -            387,617
         Other                                                                              -            (60,058)
                                                                                ----------------   -----------------


CORPDAL:95335.1 10861-00052




                                         CAPITAL SENIOR LIVING CORPORATION
                                 NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                                                September 30, 1997
                                                    (Unaudited)

                                                                                          Nine Months Ended
                                                                                              September 30,
                                                                                -----------------------------------
                                                                                        1997             1996
                                                                                ----------------   ----------------
                                                                                               (Pro Forma)
Income before income taxes and minority interest
  in combined partnerships                                                          6,180,850          3,896,827
Provision for income taxes                                                         (2,235,383)        (1,345,721)

Income before minority interst in combined partnerships                             3,945,467          2,551,106
Minority interest in combined partnerships                                           (521,652)          (489,937)
                                                                                ----------------   -----------------
Net income                                                                      $   3,423,815      $   2,061,169
                                                                                ================   =================
Pro forma net income per share                                                  $      0.17        $      0.10
                                                                                ================   =================

Shares used in computing pro forma net income per share                            19,717,347         19,717,347
                                                                                ================   =================




CORPDAL:95335.1 10861-00052

                        CAPITAL SENIOR LIVING CORPORATION
                NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)



8.  OFFICER'S SALARIES AND BONUSES

Operating, general and administrative expenses include officers' salaries and bonuses of $3,225,221 and $2,612,750 for the nine months ended September 30, 1997 and 1996, respectively. Bonus distributions were paid based in part on Federal income tax regulations relating to distributions of closely held corporations and S corporations that will not apply to the Company after the Offering.



CORPDAL:95335.1 10861-00052

                        CAPITAL SENIOR LIVING CORPORATION
                               September 30, 1997

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

The following discussion and analysis addresses (i) the Company's results of operations on an historical combined basis for the three and nine months ended September 30, 1997 and 1996, respectively, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company's condensed combined financial statements contained elsewhere in this report.

The Company's historical financial statements include the combined financial statements of Capital Senior Living Corporation, Capital Senior Living, Inc., Quality Home Care, Inc., Capital Senior Development, Inc., Capital Senior Management 1, Inc. and Capital Senior Management 2, Inc. (the "Contributed Entities"), CSLC, and since January 1, 1997, HCP. The Contributed Entities up until the closing of the Offering were owned and controlled 50% by James A. Stroud (individually and through a trust) and 50% by Jeffrey L. Beck, except that Lawrence A. Cohen was also a stockholder of Quality Home Care, Inc. In addition, Messrs. Beck and Stroud or entities owned and controlled by them are the managing general partners of CSLC and HCP.

Due to all of these entities being under the common control of Messrs. Beck and Stroud (and his affiliates), the Company's condensed combined financial statements reflect the assets and liabilities at their historical values and the accompanying condensed combined statements of income, equity, and cash flows reflect the combined results for the periods indicated even though they have historically operated as separate entities. The Formation Transactions (see Note 3 to condensed combined financial statements) will be accounted for at historical cost in a manner similar to a pooling of interests to the extent of the percentage ownership by Messrs. Beck, Stroud (and his affiliates) and Cohen of the Company prior to the Formation Transactions. Acquired assets and liabilities of CSLC will be recorded at fair value to the extent of any minority interest. CSLC's assets acquired in the Formation Transactions include CSLC's investments in HCP and NHP.

From 1990 through September 30, 1997, the Company acquired interests in 17 communities and entered into an operating lease with respect to one community. In 1996, the Company expanded its senior living management services by taking over the management service contracts on 15 communities for four independent third-party owners and commenced providing development and construction management services for new senior living communities in addition to adding a home health care service agency.

The Company generates revenue from a variety of sources. For the nine months ended September 30, 1997, the Company's revenue was derived as follows: 69.5% from the operation of five owned and one leased senior living community that is operated by the Company; 14.1% from lease rentals from triple net leases of three skilled nursing facilities and four physical rehabilitation centers; 10.8% from management fees arising from management services provided for five affiliate owned and operated senior living communities and fifteen third-party owned and operated senior living communities; and 2.4% derived from development fees earned for managing the development and construction of new senior living communities for third parties. As the Company implements its current business plan, management believes that the mix of the Company's revenues may change and that development activities will take on an increased importance to the Company.

The Company's management fees are primarily based on a percentage of gross revenues, with the management contracts expiring on various dates between July 1998 and February 2004. In addition, certain of the management contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed


CORPDAL:95335.1 10861-00052

                        CAPITAL SENIOR LIVING CORPORATION
                               September 30, 1997

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


community. The Company's development fees are generally based upon a percentage of construction cost and are earned over the period commencing with the initial development activities and ending with the opening of the community.

During the nine months ended September 30, 1997, the Company purchased additional limited partnership interests in HCP, an affiliated partnership whose properties are managed by the Company under management contracts, that resulted in CSLC owning 56% of HCP at September 30, 1997. As a result of these purchases, CSLC's ownership interest in HCP exceeded 50% on June 26, 1997. Accordingly, this partial acquisition has been accounted for by the purchase method of accounting and the assets, liabilities, minority interest, and the results of operations of HCP have been consolidated in the Company's condensed combined financial statements since January 1, 1997.

Results of Operations

The following table sets forth for the periods indicated, selected Statements of Operations data in thousands of dollars and expressed as a percentage of total revenues.

                                                  Three Months Ended                      Nine Months Ended
                                                    September 30,                           September 30,
                                    -----------------------------------------   -----------------------------------
                                             1997                1996                    1997            1996
                                    -------------------     -----------------   -----------------   ---------------
                                        $           %           $       %            $       %         $        %
                                    ------        -----     ------    -----       -----    -----    -----     -----

Revenues:
  Resident and health care revenue  $  5,356      70.0%     $ 3,371   69.4%     $ 15,783    69.5%   $10,326   71.9%
  Rental and lease income              1,056      13.8%         339    7.0%        3,214    14.1%       987    6.9%
  Unaffiliated management services
     revenue                             472       6.2%         288    5.9%        1,421     6.3%       341    2.4%
  Affiliated management services
     revenue                             322       4.2%         611   12.6%        1,023     4.5%     2,029   14.1%
  Development fees                       185       2.4%           -    0.0%          556     2.4%         -    0.0%
  Other                                  261       3.4%         246    5.1%          722     3.2%       685    4.8%
                                    --------     ------     -------  ------     --------   ------   -------  ------
    Total                              7,652     100.0%       4,855  100.0%       22,719   100.0%    14,368  100.0%
                                    --------     ------     -------  ------     --------   ------   -------  ------

Expenses:
  Operating expenses                   4,203      54.9%       2,722   56.1%       12,283    54.1%     8,116   56.5%
  General and administrative expense   1,888      24.7%       1,536   31.6%        5,821    25.6%     4,001   27.8%
  Depreciation and amortization          601       7.9%         440    9.1%        1,551     6.8%     1,220    8.5%
                                    --------     ------     -------  ------     --------   ------   -------  ------
    Total expenses                     6,692      87.5%       4,698   96.8%       19,655    86.5%    13,337   92.8%
                                    --------     ------     -------  ------     --------   ------   -------  ------

Income from operations                   960      12.5%         157    3.2%        3,064    13.5%     1,031    7.2%
Other income (expense):
  Interest income                      1,272      16.6%          78    1.6%        2,066     9.1%       285    2.0%
  Interest expense                    (1,122)    -14.7%        (121)  -2.5%       (1,541)   -6.8%      (196)  -1.4%
  Equity in earnings on investments        -       0.0%          93    1.9%            -     0.0%       491    3.4%
  Other                                   22       0.3%           -    0.0%           22     0.1%        25    0.2%
                                    --------     ------     -------  ------     --------   ------   -------  ------

Income before minority interest
    in combined partnerships           1,132      14.8%         207    4.3%        3,611    15.9%    1,636    11.4%
Minority interest in combined partne    (335)     -4.4%        (183)  -3.8%       (1,601)   -7.0%     (832)   -5.8%
                                    --------     ------     -------  ------     --------   ------   ------   ------
Net income                          $    797      10.4%     $    24    0.5%     $  2,010     8.8%   $  804     5.6%
                                    ========     ======     =======  ======     ========   ======   ======   ======


CORPDAL:95335.1 10861-00052

                        CAPITAL SENIOR LIVING CORPORATION
                               September 30, 1997

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months Ended September 30, 1997 Compared to the Three Months Ended September 30, 1996

Revenues. Total revenues were $7,652,000 in the three months ended September 30, 1997 (third quarter) compared to $4,855,000 for third quarter of 1996, representing an increase of $2,797,000, or 57.6%. The inclusion of HCP revenues in 1997 from January 1, 1997 contributed $1,997,000 of the increase, as HCP was not consolidated in 1996. Resident and health care revenue increased $1,985,000, of which $1,174,000 is a result of the HCP consolidation, $157,000 is improvement in CSLC's revenue due to improved rental rates and occupancies and $642,000 related to the Maryland Gardens facility leased on June 1, 1997. Rental and lease income increased $717,000, of which $1,056,000 was due to the HCP consolidation, offset by $339,000 due to the sale of CSLC's multifamily properties on November 1, 1996. Unaffiliated management services revenue increased $184,000 due to the addition of 15 third-party management contracts added in the third and fourth quarter of 1996 and one additional third-party management contract added in the second quarter of 1997. Affiliated management services revenue decreased $289,000, of which $233,000 was due to the HCP consolidation. Development fees of $185,000 in the third quarter of 1997 were due to a new development contract for managing the development and construction of a new third-party owned senior living community.

Expenses. Total expenses were $6,692,000 in the third quarter of 1997 compared to $4,698,000 in the third quarter of 1996, representing an increase of $1,994,000, or 42.4%. The inclusion of HCP expenses from January 1, 1997 contributed $1,599,000 of the increase. Operating expenses increased $624,000 as a result of the HCP consolidation, $619,000 due to Maryland Gardens operating expenses, and an increase in development operating expenses of $178,000 owing to increased development operations. General and administrative expenses increased $352,000, which was due to the HCP consolidation of $642,000, offset by a decrease of $330,000 in officers salaries. Depreciation and amortization increased $161,000, of which $333,000 is related to the HCP consolidation, offset by a $172,000 decrease in CSLC's depreciation which is primarily due to the sale of CSLC's multi-family rental properties on November 1, 1996.

Other income and expenses. Interest and other income increased $1,216,000, primarily as a result of CSLC's increase in interest income of $823,000 associated with its investment in U.S. Treasury securities, with the remaining increase comprised of CSLC's increased investment in NHP notes combined with the commencement of the accrual of a portion of the deferred income on the these notes in April 1997 as a result of NHP's improved financial position and performance. Interest expense increased $1,001,000 as a result of higher debt balances, including the LBHI Loan borrowings on July 1, 1997, and $169,000 as a result of the HCP consolidation. Income from equity in earnings on investments decreased $93,000 as a result of the HCP consolidation on January 1, 1997.

Minority interest. Minority interest in limited partnerships increased $152,000 primarily as a result of the HCP consolidation of $126,000.

Net income. As a result of the foregoing factors, net income increased $773,000 to $797,000 for the three months ended September 30, 1997 from that of the comparable three month period of 1996 of $24,000.

Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996

Revenues. Total revenues were $22,719,000 in the first nine months of 1997 compared to $14,368,000 for the first nine months of 1996, representing an increase of $8,351,000, or 58.1%. The inclusion of HCP revenues in 1997 from January 1, 1997 contributed $6,187,000 of the increase, as HCP was not consolidated in 1996. Resident and health care


CORPDAL:95335.1 10861-00052

                        CAPITAL SENIOR LIVING CORPORATION
                               September 30, 1997

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


revenue increased $5,457,000, of which $3,669,000 is a result of the HCP consolidation, $872,000 is improvement in CSLC's revenue due to recovery of additional billings previously limited under the Medicare program for 1994 combined with improved CSLC rental rates and occupancies and $862,000 related to the Maryland Gardens facility leased on June 1, 1997. Rental and lease income increased $2,227,000, of which $3,214,000 was due to the HCP consolidation, offset by $987,000 due to the sale of CSLC's multifamily properties on November 1, 1996. Unaffiliated management services revenue increased $1,080,000 due to the addition of 15 third-party management contracts added in the third and fourth quarter of 1996 and one additional third-party management contract added in the second quarter of 1997. Affiliated management services revenue decreased $1,006,000, of which $696,000 was due to the HCP consolidation with the remaining decrease of $310,000 resulting from the sale of one HCP managed property combined with the special service fees earned in 1996 that did not re-occur in 1997. Development fees of $556,000 in the first nine months of 1997 is due to a new development contract for managing the development and construction of a new third-party owned senior living community.

Expenses. Total expenses were $19,655,000 in the first nine months of 1997 compared to $13,337,000 in the first nine months of 1996, representing an increase of $6,318,000, or 47.4%. The inclusion of HCP expenses from January 1, 1997 contributed $4,789,000 of the increase. Operating expenses increased $2,895,000 as a result of the HCP consolidation, $833,000 due to Maryland Gardens operating expenses, and an increase in development operating expenses of $519,000 owing to increased development operations. General and administrative expenses increased $1,820,000, which was due to the HCP consolidation of $1,038,000, an increase in officers salaries of $612,000 and an overall increase in general and administrative expenses as a result of expanded business operations. Depreciation and amortization increased $331,000, of which $856,000 is related to the HCP consolidation, offset by a $536,000 decrease in CSLC's depreciation which is primarily due to the sale of CSLC's multi-family rental properties on November 1, 1996.

Other income and expenses. Interest and other income increased $1,778,000, primarily as a result of CSLC's increase in interest income of $823,000 associated with its investment in U.S. Treasury securities, $698,000 as a result of CSLC's increase in interest income associated with its increased investment in NHP notes combined with the commencement of the accrual of a portion of the deferred income on the these notes beginning in April 1997 as a result of NHP's improved financial position and performance and increased valuation of the underlying properties, and the consolidation of HCP of $257,000. Interest expense increased $1,345,000 as a result of higher debt balances including the LBHI Loan borrowings on July 1, 1997 and $512,000 as a result of the HCP consolidation. Income from equity in earnings on investments decreased $491,000 as a result of the HCP consolidation on January 1, 1997.

Minority interest. Minority interest in limited partnerships increased $769,000 primarily as a result of the HCP consolidation of $522,000 with the remaining resulting from minority partner's interest in improved earnings of CSLC.

Net Income. As a result of the foregoing factors, net income increased $1,206,000 to $2,010,000 for the nine months ended September 30, 1997 from that of the comparable nine month period of 1996 of $804,000.





CORPDAL:95335.1 10861-00052

                        CAPITAL SENIOR LIVING CORPORATION
                               September 30, 1997

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

As  described  in  notes  to  the  accompanying   condensed  combined  financial
statements, the Company paid all of its notes payable to affiliates and the mortgage loan payable to Lehman Brothers Holdings, Inc. with proceeds from the Offering in November 1997, leaving only the mortgage property loans of HCP outstanding thereafter. On December 10, 1997, the Company entered into a three year revolving line of credit of $20 million which may be used for acquisition of additional interests in HCP and NHP, acquisition of additional properties, development of expansions to existing properties and general working capital purposes.

In addition to approximately $44 million of cash balances on hand as of November 30, 1997 after payment of all Formation Transaction amounts owing and expenses associated with the initial public offering, the Company's principal sources of liquidity are expected to be cash flow from operations and amounts available for borrowing under its $20 million revolving line of credit. There can be no assurance, however, that the Company will continue to generate cash flow at or above current levels or that the Company will be able to meet its anticipated needs for working capital.

The Company derives the benefits and bears the risks attendant to the communities it owns. The cash flow and profitability of owned communities depend on the operating results of such communities and are subject to certain risks of ownership, including the need for capital expenditures, financing and other risks such as those relating to environmental matters.

The cash flows and profitability of the Company's owned communities that are leased to third parties depend on the ability of the lessee to make timely lease payments. At September 30, 1997, HCP was operating one of its properties and had leased seven of its owned properties under triple net leases to third parties until 2000 or 2001. Four of these properties are leased until year 2001 to HealthSouth Rehabilitation Corp. (HealthSouth), which provides acute spinal injury intermediate care at these properties. HealthSouth closed one of these facilities in 1994 and closed another facility in February of 1997 due to low occupancy. HealthSouth has continued to make lease payments on a timely basis on all four properties. Should the operators of the leased properties default on payment of their lease obligations prior to termination of the lease agreements, six of the seven lease contracts contain a continuing guarantee of payment and performance by the parent company of the operators, which the Company intends to pursue in the event of default. Following termination of these leases, the Company intends to convert and operate the facilities as assisted living and Alzheimer's care facilities. HCP's other facility leases are all current in their lease obligations to HCP. The lessee for the remaining property continues to fund the deficit between the required lease payment and operating cash flow.

The cash flow and profitability of the Company's third-party management fees are dependent upon the revenues and profitability of the communities managed. While the management contracts are generally terminable only for cause, in certain cases the contracts can be terminated upon the sale of a community, subject to the Company's rights to offer to purchase such community.

The Company plans to continue to develop senior living communities. The development of senior living communities typically involves a substantial commitment of capital over a 12-month construction period during which time no revenues are generated, followed by a 12-month lease-up period. The Company anticipates that newly opened or expanded communities will operate at a loss during a substantial portion of the lease-up period.



CORPDAL:95335.1 10861-00052

                        CAPITAL SENIOR LIVING CORPORATION
                               September 30, 1997

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company and Tri Point Communities, L.P. (Tri Point), a limited partnership owned by the Company's founders (Messrs. Beck and Stroud) and their affiliates, have entered into a Development and Turnkey Agreement in connection with the development and management of the Company's planned new communities (Waterford Communities) where Tri Point will own and finance the construction of planned new Waterford Communities. The agreement also provides the Company with an option to purchase the communities developed by Tri Point upon their completion at a price equal to fair market value (based upon a third-party appraisal). The Company has made no determination as to whether it will exercise its purchase options. The Company believes that the arrangement with Tri Point provides it with an attractive mechanism to develop new communities without employing its own capital and which will not be dilutive to earnings during the development and lease-up phases. Further, the agreement provides for development fees payable to the Company of between 4% and 7% of total project costs. Tri Point has received and accepted commitments for loan facilities aggregating up to $100 million to fund its development activities.


CORPDAL:95335.1 10861-00052

                        CAPITAL SENIOR LIVING CORPORATION
                               September 30, 1997


PART II.          OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

                  Not Applicable

Item 2.           CHANGES IN SECURITIES

                  Not Applicable

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable

Item 5.           OTHER INFORMATION

                  Not Applicable

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (A)      Exhibits

                           None

                  (B)      Reports on Form 8-K

                           The Company did not file any reports on Form 8-K during the quarterly period ended September 30, 1997.


CORPDAL:95335.1 10861-00052

                        CAPITAL SENIOR LIVING CORPORATION
                               September 30, 1997


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capital Senior Living Corporation
(Registrant)

By:

         /s/ Lawrence A. Cohen
         -----------------------
         Lawrence A. Cohen
         Chief Financial Officer
         (Principal Financial Officer and Duly Authorized Officer)


Date:    December 15, 1997


CORPDAL:95335.1 10861-00052