Form 10-K
period 1997-12-31
CAPITAL SENIOR LIVING CORP
filed 1998-03-31
CIK 1043000

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K
(MARK ONE)
    [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       or

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                        Commission File Number: 1-13445

                         ------------------------------

                       CAPITAL SENIOR LIVING CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                           75-2678809
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

14160 DALLAS PARKWAY, SUITE 300
         DALLAS, TEXAS                                           75240
(Address of principal executive                                (Zip Code)
           offices)

       Registrant's telephone number, including area code: (972) 770-5600

                         ------------------------------

          Securities registered pursuant to Section 12(b) of the Act:

  Title of each class:               Name of each exchange on which registered:
COMMON STOCK, $.01 PAR VALUE                  NEW YORK STOCK EXCHANGE

                         ------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

         The aggregate market value of 10,333,950 shares of the Registrant's Common Stock held by nonaffiliates, based upon the closing price of the Registrant's Common Stock as reported by the New York Stock Exchange on March 26, 1998 was approximately $142,091,813. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant. As of March 26, 1998, 19,717,347 shares of Common Stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's definitive Proxy Statement pertaining to the 1998 Annual Meeting of Stockholders (the "Proxy Statement") and filed pursuant to Regulation 14A is incorporated herein by reference into Part III.


===============================================================================

                       CAPITAL SENIOR LIVING CORPORATION

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
                                     PART I
ITEM 1.   BUSINESS .....................................................   1
EXECUTIVE OFFICERS AND KEY EMPLOYEES ...................................  18
ITEM 2.   PROPERTIES ...................................................  19
ITEM 3.   LEGAL PROCEEDINGS ............................................  20
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........  20

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS ..................................  21
ITEM 6.   SELECTED FINANCIAL DATA ......................................  23
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND  RESULTS OF OPERATIONS .........................  25
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..................  33
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE ..........................  33

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...........  33
ITEM 11.  EXECUTIVE COMPENSATION .......................................  33
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT  33
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...............  33

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K .......................................  34

SIGNATURES .............................................................  35

INDEX TO EXHIBITS ...................................................... E-1

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Capital Senior Living Corporation (together with its subsidiaries, the "Company") is one of the largest providers of senior living services in the United States in terms of resident capacity, according to the Assisted Living Federation of America's 1996 Annual Largest Provider Survey. As of December 31, 1997, the Company owned interests in and/or operated 33 communities in 17 states with a capacity of approximately 5,000 residents, including 17 communities in which it owned interests, 15 communities that it managed for third parties pursuant to multi-year management contracts and one community that it leased from a third party. As of December 31, 1997, the Company was developing 20 new communities which will have a capacity of approximately 3,500 residents and was expanding 11 existing communities to accommodate approximately 1,000 additional residents. As of December 31, 1997, the Company also operated one home health care agency. Approximately 92% of the total revenues and reimbursable expenses for the senior living communities managed by the Company as of December 31, 1997 are derived from private pay sources. At December 31, 1997, communities which the Company operated and in which it owned interests had an occupancy rate of approximately 96%, its managed communities had an occupancy rate of approximately 96%, and its leased community had an occupancy rate of approximately 96%. The Company and its predecessors have provided senior living services since 1990.

FORMATION TRANSACTIONS

         The Company was incorporated in October 1996 in the state of Delaware. On November 5, 1997, the Company closed its initial public offering in which it sold 10,350,000 common shares pursuant to a final prospectus, under the Securities Act of 1933, as amended, at $13.50 per share (the "Offering"). Simultaneously with the consummation of the Offering, the Company, the Company's founders, Jeffrey L. Beck ("Beck"), James A. Stroud (and his affiliate) ("Stroud"), Lawrence A. Cohen, Vice Chairman and Chief Financial Officer of the Company ("Cohen"), and affiliates of Messrs. Beck and Stroud completed a series of transactions (collectively, the "Formation Transactions") that resulted in the reorganization of the Company (the "Formation"). In the Formation Transactions, 7,687,347 shares were issued to Beck, Stroud and Cohen in the transactions described below bringing the total issued and outstanding shares of the Company to 19,717,347 shares. Since the Offering, all of the Company's operations are being conducted by the Company or its wholly owned subsidiaries.

         As part of the Formation Transactions, Messrs. Beck and Stroud contributed all of the capital stock of Capital Senior Living, Inc., Capital Senior Management 1, Inc., Capital Senior Management 2, Inc., Capital Senior Development, Inc., and, with Mr. Cohen, of Quality Home Care, Inc. (the "Contributed Entities") to the Company in exchange for the issuance of 7,687,347 shares of common stock and the issuance of separate notes to Messrs. Beck, Stroud and Cohen in the aggregate principal amount of $18,076,380 (collectively, the "Formation Note"). The number of shares of common stock issued and the principal amount of the Formation Note were established by Messrs. Beck and Stroud and the Company in connection with the Formation based on an assessment of the value of the Contributed Entities and the value of the Acquired Assets (as defined below). The Formation Note was repaid from net proceeds of the Offering. Such repayment received by Messrs. Beck and Stroud will in turn be used by them to pay tax obligations which they incurred in connection with the Formation. The primary assets of the Contributed Entities consist of third-party management contracts, development contracts and a home health care agency.

         Also as part of the Formation Transactions, the Company purchased substantially all of the assets (the "Acquired Assets"), other than working capital items, of Capital Senior Living Communities, L.P., a Delaware limited partnership ("CSLC"), for the assumption of approximately of $70.8 million of debt plus cash equal to $5.8 million (the "Asset Acquisition"). The Acquired Assets of CSLC were: (i) four senior living communities located in Cottonwood, Arizona, Indianapolis, Indiana, Merrillville, Indiana and Canton, Ohio; (ii) approximately 56% of the limited partner interests in HealthCare Properties, L.P., a Delaware limited partnership ("HCP"); and (iii) approximately 31% of the aggregate principal amount of certain notes (the "NHP Notes") issued by NHP Retirement Housing Partners I Limited Partnership, a Delaware limited partnership ("NHP") and approximately 3% of the outstanding limited partnership interests of NHP. The primary assets of HCP consisted of: (i) approximately $9.9 million in cash and cash equivalents as of the Offering; (ii) four physical rehabilitation facilities located in Orlando, Florida, Nashville, Tennessee, Lancaster, South Carolina, and Martin, Tennessee;

and (iii) four skilled nursing facilities located in Evansville, Indiana, Cambridge, Massachusetts, Fort Worth, Texas, and Austin, Texas. The outstanding principal amount of all of the NHP Notes as of the Offering was $42.7 million. The NHP Notes accrue interest at a rate of 13% per annum, pay cash interest at a rate of 7% per annum, are secured by substantially all of the assets of NHP, and mature on December 31, 2001. The primary assets of NHP consist of five senior living communities located in Buffalo, New York, Sacramento, California (two communities), Detroit, Michigan, and Boca Raton, Florida. Messrs. Beck and Stroud control approximately 66% of the limited partnership interests in CSLC. The purchase price paid for the Acquired Assets was determined as follows: (i) CSLC's communities, other than construction in process, were valued based on the appraised value of the communities; (ii) CSLC's investment in HCP was valued based on the appraised value of HCP's communities, adjusted for working capital items and other assets and liabilities that would be settled in cash, multiplied by the percentage of HCP owned by CSLC; (iii) CSLC's investment in the NHP Notes was valued based on discounting the amount of principal and interest payments to be made following the maturity date (December 31, 2001) of the NHP Notes (assuming a six month lag between maturity and full repayment); and (iv) CSLC's investment in the NHP limited partnership interests was valued at its historical cost basis which approximates fair value. The appraised values for the communities were determined by third-party appraisals.

         CSLC, HCP and NHP are limited partnerships required to file periodic reports under the Securities Exchange Act of 1934, as amended. The general partner of CSLC is Retirement Living Communities, an Indiana limited partnership, which is beneficially owned by Messrs. Beck and Stroud. The general partner of HCP and NHP is Capital Realty Group Senior Housing, Inc. ("Senior Housing"), an entity beneficially owned by Messrs. Beck and Stroud. The general partners of CSLC, HCP and NHP remained beneficially owned by Messrs. Beck and Stroud after completion of the Formation Transactions. As part of the Formation Transactions, the Company received a ten-year option to purchase all of the capital stock of Senior Housing at fair market value (as determined by an independent appraisal). Pending such exercise, any fees received by Senior Housing from HCP or NHP will be assigned to the Company.

         The debt assumed by the Company in the Asset Acquisition consisted of an approximate $70.8 million mortgage loan pursuant to a $77.0 million commitment made on June 30, 1997 to CSLC by Lehman Brothers Holdings, Inc., an affiliate of Lehman Brothers (the "LBHI Loan"). Of the proceeds from the LBHI Loan, $5.5 million was used to repay outstanding amounts under the CSLC's prior credit facility, $0.8 million was used to fund construction in progress at CSLC's Cottonwood community, approximately $64.5 million was used by CSLC to purchase U.S. Treasury securities and the remaining $6.2 million was available to fund additional expenditures associated with the expansion of the Cottonwood community. The LBHI Loan was incurred by CSLC for the purpose of refinancing the outstanding debt due under CSLC's prior credit facility and to provide construction financing for the expansion of one of CSLC's communities. The U.S. Treasury securities were acquired with proceeds of the LBHI Loan to provide collateral for the borrowings thereunder. The U.S. Treasury securities were sold under a repurchase agreement with Lehman Brothers, with a term equal to their maturity. Upon consummation of the Offering and as a part of the Formation Transactions, the Acquired Assets were acquired by the Company through assumption of the LBHI Loan, the repurchase agreement was canceled and the LBHI Loan was reduced by the Company with net proceeds of the Offering. The U.S. Treasury securities reverted to CSLC for use or disposition as determined by CSLC, and the Company has no interest in such securities.

INDUSTRY BACKGROUND

         The senior living services industry encompasses a broad and diverse range of living accommodations and health care services that are provided primarily to persons 65 years of age or older. For the elderly who require limited services, care in independent living residences supplemented at times by home health care, offers a viable option. Most independent living residences and retirement centers typically offer community living together with a basic services package consisting of meals, housekeeping, laundry, security, transportation, social and recreational activities and health care monitoring.

         As a senior's need for assistance increases, care in an assisted living residence is often preferable and more cost-effective than home-based care or nursing home care. Typically, assisted living represents a combination of housing and 24-hour a day personal support services designed to aid elderly residents with activities of daily living ("ADLs"), such as ambulation, bathing, dressing, eating, grooming, personal hygiene, and monitoring or assistance with medications. Certain assisted living residences may also provide assistance to residents with low acuity medical needs, or may offer higher levels of personal assistance for incontinent residents or residents with Alzheimer's disease or other cognitive or physical frailties. Generally, assisted living residents require higher levels of care than residents of independent living residences and retirement living centers, but require lower levels of care than patients in skilled nursing facilities. For seniors who need the constant attention of a skilled nurse or medical practitioner, a skilled nursing facility may be required.

         The senior living services industry is highly fragmented and characterized by numerous small operators. Moreover, the scope of senior living services varies substantially from one operator to another. Many smaller senior living providers do not operate purpose-built residences, do not have professional training for staff and provide only limited assistance with ADLs. The Company believes that few senior living operators provide the required comprehensive range of senior living services, such as dementia care and other services designed to permit residents to "age in place" within the community as they develop further physical or cognitive frailties.

         The Company believes that the senior living services industry will require large capital infusions over the next 30 years to meet the growing demand for senior living facilities. The National Investment Conference has estimated that gross capital expenditures for the senior living marketplace will grow from $86 billion in 1996 to $126 billion in 2005 and to $490 billion in 2030, in order to accommodate increasing demand. As a result, the Company believes there will continue to be significant growth opportunities in the senior living market for providing health care and other services to the elderly.

         The Company believes that a number of demographic, regulatory, and other trends will contribute to the continued growth in the senior living market, the Company's targeted market for future development and expansion, including the following:

Consumer Preference

         The Company believes that senior living communities are increasingly becoming the setting preferred by prospective residents and their families for the care of the elderly. Senior living offers residents greater independence and allows them to "age in place" in a residential setting, which the Company believes results in a higher quality of life than that experienced in more institutional or clinical settings.

         The likelihood of living alone increases with age. Most of this increase is due to an aging population in which women outlive men. In 1993, eight out of ten noninstitutionalized elderly who lived alone were women. According to the United States Bureau of Census, based on 1993 data, for women the likelihood of living alone increases from 32% for 65- to 74-year-olds to 57% for those women aged 85 and older. Men show similar trends with 13% of the 65- to 74-year-olds living alone rising to 29% of the men aged 85 and older living alone. Societal changes, such as rising divorce rates and the growing numbers of persons choosing not to marry, have further increased the number of Americans living alone. This growth in the number of elderly living alone has resulted in an increasing demand for services that historically have been provided by a spouse, other family members or live-in caregivers.

Demographics

         The primary market for the Company's senior living services is comprised of persons aged 65 and older. This age group is one of the fastest growing segments of the United States population and is expected to double by the year 2030. According to United States Census Bureau information, the segment of the population that is aged 75 and older is expected to increase from approximately 13.2 million in 1990 to over 16.6 million by 2000, an increase of 26%. The population of seniors aged 85 and over is expected to increase from approximately 3.1 million in 1990 to over 4.3 million by 2000, an increase of 39%. As the number of persons aged 65 and over continues to grow, the Company believes that there will be corresponding increases in the number of persons who need assistance with ADLs. According to the United States General Accounting Office, as of 1990 there are approximately 6.5 million people aged 65 and older in the United States who needed assistance with ADLs, and the number of people needing such assistance is expected to double by the year 2020. According to the Alzheimer's Association the number of persons afflicted with Alzheimer's disease is expected to grow from the current 4.0 million to 14.0 million by the year 2050.

Restricted Supply of Nursing Beds

         The majority of states in the United States have adopted Certificate of Need or similar statutes generally requiring that, prior to the addition of new beds, the addition of new services, or the making of certain capital expenditures, a state agency must determine that a need exists for the new beds or the proposed activities. The Company believes that this Certificate of Need process tends to restrict the supply and availability of licensed nursing facility beds. High construction costs, limitations on government reimbursement for the full costs of construction, and start-up expenses also act to constrain growth in the supply of such facilities. At the same time, nursing facility operators are continuing to focus on improving occupancy and expanding services to subacute patients generally of a younger age and requiring significantly higher levels of nursing care. As a result, the Company believes that there has been a decrease in the number of skilled nursing beds available to patients with lower acuity levels and that this trend should increase the demand for the Company's senior living communities, including particularly the Company's assisted living communities and skilled nursing facilities.

Cost-Containment Pressures

         In response to rapidly rising health care costs, governmental and private pay sources have adopted cost containment measures that have reduced admissions and encouraged reduced lengths of stays in hospitals and other acute care settings. The federal government had previously acted to curtail increases in health care costs under Medicare by limiting acute care hospital reimbursement for specific services to pre-established fixed amounts. Private insurers have begun to limit reimbursement for medical services in general to predetermined charges, and managed care organizations (such as health maintenance organizations) are attempting to limit hospitalization costs by negotiating for discounted rates for hospital and acute care services and by monitoring and reducing hospital use. In response, hospitals are discharging patients earlier and referring elderly patients, who may be too sick or frail to manage their lives without assistance, to nursing homes and assisted living residences where the cost of providing care is typically lower than hospital care. In addition, third-party payors are increasingly becoming involved in determining the appropriate health care settings for their insureds or clients, based primarily on cost and quality of care. Based on industry data, the typical day-rate in an assisted living facility is two thirds of the cost for comparable care in a nursing home. Senior Affluence

         The average net worth of senior citizens is higher than non-senior citizens, partially as a result of accumulated equity through home ownership. The Company believes that a substantial portion of the senior population thus has significant resources available for their retirement and long-term care needs. The Company's target population is comprised of moderate- to upper-income seniors who have, either directly or indirectly through familial support, the financial resources to pay for senior living communities, including an assisted living alternative to traditional long-term care.

Reduced Reliance on Family Care

         Historically, the family has been the primary provider of care for seniors. The Company believes that the increase in the percentage of women in the work force, the reduction of average family size, and the increased mobility in society is reducing the role of the family as the traditional caregiver for aging parents. The Company believes that these factors will make it necessary for many seniors to look outside the family for assistance as they age.

OPERATING STRATEGY

         The Company's operating strategy is to provide high quality senior living services at an affordable price to its residents, while achieving and sustaining a strong, competitive position within its chosen markets, as well as to continue to enhance the performance of its operations. The Company is implementing its operating strategy principally through the following methods:

Continue to Provide Broad Range of High-Quality Personalized Care

         Central to the Company's operating strategy is its focus on providing high-quality care and services that are personalized and tailored to meet the individual needs of each community resident. The Company's residences and services are designed to provide a broad range of care that permits residents to "age in place" as their needs change and as they develop further physical or cognitive frailties. By creating an environment that maximizes resident autonomy and provides individualized service programs, the Company seeks to attract seniors at an earlier stage, before they need the higher level of care provided in a skilled nursing facility. The Company also maintains a comprehensive quality assurance program designed to ensure the satisfaction of its residents and their family members. The Company conducts annual resident satisfaction surveys. In 1997, the Company achieved a 96% approval rating from its residents in a polling of its residents' satisfaction.

Offer Services Across a Range of Pricing Options

         The Company's range of products and services is continually expanding to meet the evolving needs of its residents. The Company has developed a menu of products and service programs which may be further customized to serve both the moderate and upper income markets of a particular targeted geographic area. By offering a range of pricing options that are customized for each target market, the Company believes that it can develop synergies, economies of scale, and operating efficiencies in its efforts to serve a larger percentage of the elderly population within a particular geographic market.

Maintain and Improve Occupancy Rates

         The Company continually seeks to maintain and improve occupancy rates by: (i) retaining residents as they "age in place" by extending optional care and service programs; (ii) attracting new residents through the on-site marketing program focus on residents and family members; and (iii) aggressively seeking referrals from professional community outreach sources, including area religious organizations, senior social service programs, civic and business networks, as well as the medical community.

Improve Operating Efficiencies

         The Company will seek to improve operating efficiencies at its communities by continuing to actively monitor and manage operating costs. By having an established national portfolio of communities with regional management in place, the Company believes it has established a platform to achieve operating efficiencies through economies of scale in the purchase of bulk items, such as food, and in the spreading of fixed costs, such as corporate overhead, over a larger revenue base, and to provide more effective management supervision and financial controls.

Emphasize Employee Training and Retention

         The Company devotes special attention to the hiring, screening, training, supervising, and retention of its employees and caregivers to ensure that quality standards are achieved. In addition to the normal on-site training, the Company conducts annual national management meetings and encourages sharing of expertise among managers. The Company's commitment to the total quality management concept is emphasized throughout its training program. The Company believes its commitment to and emphasis on employee training and retention differentiates the Company from many of its competitors.

Utilize Comprehensive Information Systems

         The Company employs comprehensive proprietary information systems to manage financial and operating data in connection with the management of its communities. Utilizing its computerized systems, the Company is able to collect and monitor on a regular basis key operating data for its communities. Reports are routinely prepared and distributed to on-site, district and regional managers for use in managing the profitability of the communities. The Company's management information systems provide senior management with the ability to identify emerging trends, monitor and control costs and develop current pricing strategies. The Company believes that its proprietary information systems are sufficient to support future growth and that the Company will have adequate resources to expand these systems to support the growth envisioned by the Company's business plan.

CARE AND SERVICES PROGRAMS

         The Company provides a wide array of senior living services to the elderly at its communities, including independent living, assisted living (with special programs and living units for residents with Alzheimer's and other forms of dementia), skilled nursing, and home health care services. By offering a variety of services and encouraging the active participation of the resident and the resident's family and medical consultants, the Company is able to customize its service plan to meet the specific needs and desires of each resident. As a result, the Company believes that it is able to maximize customer satisfaction and avoid the high cost of delivering unnecessary services to residents.

Independent Living Services

         The Company provides independent living services to seniors who do not yet need assistance or support with ADLs, but who prefer the physical and psychological comfort of a residential community that offers health care and other services. As of December 31, 1997, the Company had ownership interests in nine communities and managed an additional 14 communities which provide independent living services, with an aggregate capacity for 1,607 and 1,913 residents, respectively.

         Independent living services provided by the Company include daily meals, transportation, social and recreational activities, laundry, housekeeping, security and health care monitoring. The Company also fosters the wellness of its residents by offering health screenings (such as blood pressure checks), periodic special services (such as influenza inoculations), chronic disease management (such as diabetes with its attendant blood glucose monitoring), dietary and similar programs, as well as ongoing exercise and fitness classes. Classes are given by health care professionals to keep residents informed about health and disease management. Subject to applicable government regulation, personal care and medical services are available to independent living residents through either the community staff or through the Company's or independent home health care agencies. The Company's independent living residents pay a fee ranging from $1,250 to $2,400 per month, in general, depending on the specific community, program of services, size of the units, and amenities offered. The Company's contracts with its independent living residents are generally for a term of one year and are typically terminable by the resident upon 30 days' notice.

Assisted Living and Memory Impaired Services

         The Company offers a wide range of assisted living care and services 24 hours per day, including personal care services, support services, and supplemental services. As of December 31, 1997, the Company had ownership interests in seven communities, leased a community from a third party, and managed an additional 10 communities which provide assisted living services, with an aggregate capacity for 219, 38, and 399 residents, respectively. The residents of the Company's assisted living residences generally need help with some or all ADLs, but do not require the more acute medical care traditionally given in nursing homes. Upon admission to the Company's assisted living communities, and in consultation with the resident, the resident's family and medical consultants, each resident is assessed to determine his or her health status, including functional abilities, and need for personal care services, and completes a lifestyles assessment to determine the resident's preferences. From these assessments, a care plan is developed for each resident to ensure that all staff members who render care meet the specific needs and preferences of each resident where possible. Each resident's care plan is reviewed periodically to determine when a change in care is needed.

         The Company has adopted a philosophy of assisted living care that allows a resident to maintain a dignified independent lifestyle. Residents and their families are encouraged to be partners in their care and to take as much responsibility for their well being as possible. The basic types of assisted living services offered by the Company include the following:

    Personal Care Services. These services include assistance with ADLs such as ambulation, bathing, dressing, eating, grooming, personal hygiene, and monitoring or assistance with medications.

     Support Services. These services include meals, assistance with social and recreational activities, laundry services, general housekeeping, maintenance services, and transportation services.

     Supplemental Services. These services include extra transportation services, personal maintenance, extra laundry services, non-routine care services, and special care services, such as services for residents with Alzheimer's and other forms of dementia. Certain of these services require an extra charge in addition to the pricing levels described below.

         In pricing its services, the Company has developed the following three levels or tiers of assisted living care:

    o Level I typically provides for minimum levels of care and service, for which the Company generally charges a monthly fee per resident ranging from $1,750 to $1,900, depending upon unit size and the project design type. Typically, Level I residents need minimal assistance with ADLs.

    o Level II provides for relatively higher levels and increased frequency of care, for which the Company generally charges a monthly fee per resident ranging from $1,900 to $2,250, depending upon the unit size and the project design type. Typically, Level II residents require moderate assistance with ADLs and may need additional personal care, support, and supplemental services.

    o Level III provides for the highest level of care and service, for which the Company generally charges a monthly fee per resident ranging from $2,250 to $2,400, depending upon the unit size and the project design type. Typically, Level III residents are either very frail or impaired and utilize many of the Company's services on a regular basis.

         The Company maintains programs and special units at its assisted living communities for residents with Alzheimer's and other forms of dementia, which provide the attention, care, and services needed to help those residents maintain a higher quality of life. Specialized services include assistance with ADLs, behavior management, and a lifeskills based activities program, the goal of which is to provide a normalized environment that supports residents' remaining functional abilities. Whenever possible, residents assist with meals, laundry, and housekeeping. Special units for residents with Alzheimer's and other forms of dementia are located in a separate area of the community and have their own dining facilities, resident lounge areas, and specially trained staff. The special care areas are designed to allow residents the freedom to ambulate as they wish while keeping them safely contained within a secure area with a minimum of disruption to other residents. Special nutritional programs are used to help ensure caloric intake is maintained in residents. Resident fees for these special units are dependent on the size of the unit, the design type, and the level of services provided.

Skilled Nursing Services

         In its skilled nursing facilities, the Company provides traditional long-term care through 24-hour per day skilled nursing care by registered nurses, licensed practical nurses, and certified nursing assistants. The Company also offers a comprehensive range of restorative nursing and rehabilitation services in its communities including, but not limited to, physical, occupational, speech, and medical social services. As of December 31, 1997, the Company had ownership interests in seven facilities, leased a facility, and managed an additional facility which provides nursing services, with an aggregate capacity for 746, 60, and 60 residents, respectively.

Home Health Care

         As of December 31, 1997, the Company provided home health care services to clients at one of its senior living communities through an on-site home health care agency. The Company believes that the provision of home health care services is an attractive adjunct to its independent living services because it allows the Company to provide more services to its residents as they age in place and increase the length of stay in the Company's communities. The services and products that the Company provides through its home health care agency include: (i) general and specialty nursing services to clients with long-term chronic health conditions, permanent disabilities, terminal illnesses and post-procedural needs; (ii) rehabilitative therapy services including physical, occupational and speech therapy through outside contractors; (iii) personal care services and assistance with ADLs; (iv) enhanced hospice care for clients in the final phases of incurable disease; and (v) extensive monitoring and educational services relative to respiratory care, medication administration, medical equipment, and medical supplies. The Company intends to expand its home health care service business to additional senior living communities and to develop, acquire, or manage home health care service businesses at other such communities. In addition, the Company will make available to residents certain customized physician, dentistry, podiatry, and other health-related services that may be offered by third-party providers. The Company may elect to provide these services directly or through participation in managed care networks.

OPERATING COMMUNITIES

         The table below sets forth certain information with respect to the independent, senior living, and continuum of care communities owned, leased, and managed by the Company as of December 31, 1997.

                                                          RESIDENT CAPACITY(1)
                                                       ---------------------------------
                                                                                                       COMMENCEMENT   OCCUPANCY
                                                                                                OWNER-      OF         RATE AT
       COMMUNITY                LOCATION               IL        AL         SN     TOTAL        SHIP(2) OPERATIONS(3) 12-31-97
       ---------                --------               --        --         --     -----        ------------------------------
OWNED:
  Amberleigh .............      Buffalo, NY            365       29         --      394           31%      1/92         97%
  Atrium of Carmichael ...      Sacramento, CA         156       --         --      156           31%      1/92         99%
  Cambridge Nursing
    Home .................      Cambridge, MA           --       --        120      120           56%      7/93         98%
  Canton Regency .........      Canton, OH             164       34         50      248          100%      3/91         96%
  Cottonwood Village .....      Cottonwood, AZ          69       --         --       69          100%      3/91        100%
  Crosswood Oaks .........      Sacramento, CA         127       --         --      127           31%      1/92         91%
  Harrison at Eagle
   Valley ................      Indianapolis, IN       138       --         --      138          100%      3/91         97%
  Heatherwood ............      Detroit, MI            188       --         --      188           31%      1/92         98%
  Towne Centre ...........      Merrillville, IN       165       34         64      263          100%      3/91         92%
  Veranda Club ...........      Boca Raton, FL         235       --         --      235           31%      1/92         96%
                                                     -----      ---        ---    -----                                ----
    Subtotal .............                           1,607       97        234    1,938                                 96%
OWNED AND LEASED TO
  OTHERS:
  Cane Creek .............      Martin, TN              --        8         36       44           56%      7/93        100%(4)
  Cedarbrook .............      Nashville, TN           --       42         --       42           56%      7/93        100%(4)
  Crenshaw Creek .........      Lancaster, SC           --       36         --       36           56%      7/93        100%(4)
  Hearthstone ............      Austin, TX              --       --        120      120           56%      7/93        100%(4)
  McCurdy ................      Evansville, IN          --       --        236      236           56%      7/93        100%(4)
  Sandybrook .............      Orlando, FL             --       36         --       36           56%      7/93        100%(4)
  Trinity Hills ..........      Fort Worth, TX          --       --        120      120           56%      7/93        100%(4)
                                                     -----      ---        ---    -----                                ----
    Subtotal .............                              --      122        512      634
LEASED FROM OTHERS:
  Maryland Gardens(5) ....      Phoenix, AZ             --       38         60       98                    6/97         96%
                                                     -----      ---        ---    -----                                ----
    Subtotal .............                              --       38         60       98
MANAGED:
  Buckner Haven ..........      Houston, TX             16       69         60      145                    4/97            (6)
  Buckner Westminster
    Place ................      Longview, TX           117       --         --      117                    6/96         89%(7)
  Crown Pointe ...........      Omaha, NE              163       --         --      163                    8/96        100%
  Crown Villa ............      Omaha, NE               --       73         --       73                    8/96         97%
  Independence Village ...      East Lansing, MI       162       --         --      162                    8/96         93%
  Independence Village ...      Peoria, IL             173       --         --      173                    8/96        100%
  Independence Village ...      Raleigh, NC            155       22         --      177                    8/96         97%
  Independence Village ...      Winston-Salem, NC      145       16         --      161                    8/96         96%
  Overland Park Place ....      Kansas City, KS        126       25         --      151                    8/96         99%
  The Palms ..............      Fort Myers, FL         235       20         --      255                    8/96        100%
  Rio Las Palmas .........      Stockton, CA           142       50         --      192                    8/96         93%
  Sedgwick Plaza .........      Wichita, KS            117       54         --      171                    8/96         93%
  Villa at Riverwood .....      St. Louis, MO          140       --         --      140                    8/96         94%
  Villa Santa Barbara ....      Santa Barbara, CA       87       38         --      125                    8/96         99%
  West Shores ............      Hot Springs, AR        135       32         --      167                    8/96         93%
                                                     -----      ---        ---    -----                                ----
    Subtotal/Average .....                           1,913      399         60    2,372                                 96%
                                                     -----      ---        ---    -----                                ----
    Grand Total ..........                           3,520      656        866    5,042                                 96%(8)
                                                     =====      ===        ===    =====                                ====

----------
(1) Independent living (IL) residences, assisted living (AL) residences (including areas dedicated to residents with Alzheimer's and other forms of dementia), and skilled nursing (SN) beds.

(2) In the case of those communities shown as 31% owned by the Company, this represents ownership of approximately 31% of the outstanding NHP Notes which are secured by the properties. In the case of those communities shown as approximately 56% owned, this represents the Company's ownership of approximately 56% of the limited partner interests in HCP.

(3) Indicates the date on which the Company acquired each of its owned and leased communities, or commenced operating its managed communities. The Company operated certain of its communities pursuant to management agreements prior to acquiring the communities.

(4) Represents communities owned by the Company and leased to third parties pursuant to master leases under which the Company receives rent regardless of whether the units are occupied. Does not represent occupancy rate, but rather percentage of property leased pursuant to the master lease. These leases were in place at the time the Company acquired its interest in these communities.

(5) This community was leased pursuant to a 14-month operating lease entered into by the Company on June 1, 1997, under which the Company had an option to purchase the community. The Company terminated this lease effective January 31, 1998.

(6) It is anticipated that this community will be closed in 1998 and the residents transferred to Buckner Parkway Place upon its completion in the first quarter of 1998.

(7) The Buckner Westminister Place community was in its initial lease-up phase at December 31, 1997.

(8)      Excludes communities owned and leased to others.

THIRD-PARTY MANAGEMENT CONTRACTS

         The Company is a party to two separate property management agreements (the "ILM Management Agreements") with ILM I Lease Corporation and ILM II Lease Corporation, corporations formed by ILM Senior Living, Inc. and ILM II Senior Living, Inc. (collectively, "ILM") that operate 13 senior living communities. The ILM Management Agreements commenced on July 29, 1996 and will expire on December 31, 1999 and December 31, 2000, respectively, subject to extension under certain circumstances, but not beyond July 29, 2001. Under the terms of the ILM Management Agreements, the Company earns a base management fee equal to 4% of the gross operating revenues of the facilities under management (as defined), and is also eligible to receive an incentive management fee equal to 25% of the amount by which the average monthly net cash flow of the facilities (as defined) for the 12-month period ending on the last day of each calendar month exceeds a specified base amount. The ILM Management Agreements are terminable upon the sale of the related facilities, subject to the Company's rights to offer to purchase the facilities. In the event of a sale, the Company has the right to make the first and last offer with respect to the purchase of the facilities subject to the ILM Management Agreements. The Company earned a total of $854,948 and $734,755 under the two ILM Management Agreements for the year ended December 31, 1997, which includes the incentive management fee, and $344,765 and $312,496 for the period July 29, 1996 through December 31, 1996. The Company believes there is a reasonable likelihood that it will earn such incentive fee in the future.

         The Company is also a party to two separate property management agreements (the "Buckner Agreements") with Buckner Retirement Services, Inc., a not-for-profit corporation that operates two senior living communities. The Buckner Agreements commenced on April 1, 1996 and 1997 and expire on March 31, 2001 and 2002, respectively, except that either party may terminate the agreements for cause under limited circumstances. Under the terms of the Buckner Agreement for Buckner Baptist Haven, the Company earns a base management fee equal to 5% of the gross revenues of the facility (as defined) or $5,000 per month, whichever is greater. Under the terms of the Buckner Westminster Place Agreement, the Company earns a base management fee of $6,050 per month. In the case of one of the two Buckner Agreements, the Company was also entitled, through August 31, 1997, to a marketing lease-up fee of $500 for each unit at the time it is initially occupied. Also in the case of one of the two Buckner Agreements, the Company is also eligible to receive a productivity reward (prior to the first tenant occupying a unit in the addition) equal to 5% of the Gross Revenues generated during the immediately preceding month that exceed $121,000. The productivity reward took the place of the incentive fee during 1997. Pursuant to the terms of the Buckner Agreements, the Company has a right of first refusal with respect to purchasing the communities subject to these agreements.

GROWTH STRATEGIES

         The Company believes that the fragmented nature of the senior living services industry and the limited capital resources available to many small, private operators provide an attractive opportunity for the Company to expand its existing base of senior living operations. The Company believes that its current operations throughout the United States serve as the foundation on which the Company can build senior living networks in targeted geographic markets and thereby provide a broad range of high quality care in a cost-efficient manner.

         The following are the principal elements of the Company's growth strategy:

Expand Existing Communities

         The Company plans to expand certain of its existing communities to include additional independent living, assisted living residences (including special programs and living units for residents with Alzheimer's and other forms of dementia), and, possibly skilled nursing beds. As of December 31, 1997, the Company had one expansion project under construction and 10 expansion projects under development, representing an aggregate increase in capacity to accommodate an additional 944 residents. Of these 11 expansion projects, one is at a community which is owned by the Company, three are at communities in which the Company owns an interest and manages under multi-year agreements, and seven are at communities which the Company manages for third parties. The costs of the expansion of managed communities is borne by the community owner and not by the Company. However, with respect to the four expansion projects in which the Company has a partial ownership interest, the Company will manage the expansion and have rights to purchase the expansion facilities. The expansion of existing senior living communities allows the Company to create operating efficiencies and capitalize on its local presence, community familiarity, and reputation in markets in which the Company operates.

         The table below summarizes information regarding the expansion of certain of the Company's existing senior living communities as of December 31, 1997.

                                                            SCHEDULED
 COMMUNITY                             LOCATION             COMPLETION         IL       AL     TOTAL      STATUS(1)
 ---------                             --------             ----------         --       --     -----      ---------
Cottonwood Village ............      Cottonwood, AZ        2nd half 1998       66       47      113      Construction
Buckner Westminster Village ...      Longview, TX          1st half 1999       --       60       60      Development
Towne Centre ..................      Merrillville, IN      1st half 1999       66       70      136      Development
Canton Regency ................      Canton, OH            1st half 1999      100       30      130      Development
Independence Village ..........      Raleigh, NC           1st half 1999       --       50       50      Development
West Shores ...................      Hot Springs, AR       2nd half 1998       --       65       65      Development
The Palms .....................      Ft. Myers, FL         1st half 1999       --       48       48      Development
Independence Village ..........      Peoria, IL            1st half 1999       46       30       76      Development
Crown Point/Crown Villa .......      Omaha, NE             1st half 1999      102       24      126      Development
Amberleigh ....................      Buffalo, NY           1st half 1999       --       80       80      Development
Independence Village ..........      East Lansing, MI      2nd half 1999       --       60       60      Development
                                                                              ---      ---      ---
    Total .....................                                               380      564      944
                                                                              ===      ===      ===

----------
(1) "Development" indicates that development activities, such as site surveys, preparation of architectural plans, or initiation of zoning processes, have commenced (but construction has not commenced). "Construction" indicates that construction activities, such as ground-breaking activities, exterior construction, or interior build-out have commenced.

Develop New Senior Living Communities

         General. The Company intends to continue to expand its operations through the development, construction, marketing and management of new senior living communities in selected markets which provide a quality lifestyle that is affordable to a large segment of seniors. The Company's national presence provides it with extensive research and experience in various markets which serve as the basis for the formulation of its development strategy in the selection of new markets. The Company's development plan calls for the identification of multiple markets in which construction can occur within the Company's targeted time frame and budget. The Company has developed a list of target markets and submarkets based upon local market conditions, the availability of development sites and local construction capabilities, the existence of development barriers to entry, the overall health and growth trends of the local economies, and the presence of a significant elderly population.

         The Company's senior management has extensive experience in senior living development, having developed in excess of $350 million of senior living communities. The Company has an integrated internal development approach pursuant to which the Company's management and other personnel (including designers and architects, market analysts, and construction managers) locate sites for, develop, and open its communities. Personnel who are experienced in site selection conduct extensive market and site-specific feasibility studies prior to the Company's committing significant financial resources to new projects. The Company believes it can rapidly expand its operations into new markets and strengthen its presence within its existing markets utilizing its existing residence models, such as the Waterford model, discussed below.

         Development with Triad. Eleven of the 21 senior living communities referred to in the table below will be Waterford communities, and will be developed pursuant to an arrangement with Triad Senior Living, L.P. ("Triad"), a limited partnership owned 19% by a wholly owned subsidiary of the Company and 81% by unaffiliated third parties, under which Triad will pay development and management fees to the Company for development and management services and the Company will have options to purchase the communities upon their completion during the term of the management contracts. Triad will be responsible for funding and obtaining financing for the construction and lease-up costs. The Company may make available to Triad an unsecured credit facility of up to $10 million. These communities will have an aggregate capacity for approximately 1,496 residents at an aggregate estimated cost of completion and lease-up of approximately $80.0 million to $100.0 million. The Waterford community model is designed to provide middle income residents with a senior living community having amenities typical of higher-priced communities through more efficient space design, emphasizing common areas and providing more efficient layouts of the living areas.

         The Company had previously entered into a development agreement to develop the Waterford communities with Tri Point Communities, L.P. ("Tri Point"), a limited partnership owned by the Company's founders (Messrs. Beck and Stroud) and their affiliates. Effective April 1, 1998, Tri Point will be reorganized and the interests of Messrs. Beck and Stroud will be sold at their cost to Triad Senior Living, Inc. and its affiliates, which are unrelated third-parties. Triad Senior Living, Inc. and its affiliates have previously owned, developed, operated and sold senior living communities for their own account. Tri Point will be renamed Triad Senior Living, L.P. ("Triad"). The new general partner of Triad, owning 1%, will be Triad Senior Living, Inc. The limited partners will be Blake N. Fail (principal owner of Triad Senior Living, Inc.), owning 80%, and a wholly owned subsidiary of the Company, owning 19%. Triad will continue to be bound by the existing Development and Turnkey Services Agreement and all existing development agreements previously entered into between the Company and Tri Point, except the development fee will be reduced from 7% to 4%, but will also include reimbursements for expenses and overhead. Triad will also continue to be bound by all existing property management agreements. The Company's subsidiary will have an option to purchase the partnership interests of Triad Senior Living, Inc. and Blake N. Fail for an amount equal to the amount such party paid for its interest, plus non-compounded interest of 12% per annum. The property management agreements also provide the Company with an option to purchase the communities developed by Triad upon their completion for an amount equal to the fair market value (based on a third-party appraisal but not less than hard and soft costs and lease-up costs). The Company has made no determination as to whether it will exercise its purchase options. The Company will evaluate the possible exercise of each purchase option based upon the business and financial factors which may exist at the time those options may be exercised.

         The Waterford design may be configured in a number of different ways thereby providing the Company with flexibility in adapting to a particular geographic market, neighborhood, or site. In addition, the Waterford design has been developed to facilitate the prompt, efficient, cost-effective delivery of health care and personal services. Site requirements for the various designs range from 4.5 to 6.0 acres. The Waterford design may also provide for specially designed residential units, common areas, and dining rooms for residents with Alzheimer's and other forms of dementia.

         The Company believes that its designs meet the desire of many of its residents to move into a new residence that approximates, as nearly as possible, the comfort of their prior home. The Company also believes that its designs achieve several other objectives, including: (i) lessening the trauma of change for residents and their families; (ii) facilitating resident mobility and caregiver access; (iii) enhancing operating efficiencies; (iv) enhancing the Company's ability to match its products to targeted markets; and (v) differentiating the Company from its competitors.

         Development through Other Strategic Alliances. The Company has also formed strategic alliances with for-profit (LCOR Incorporated) and not-for-profit organizations (Buckner Retirement Services, Inc.) to develop, market and manage additional communities while reducing the investment of, and associated risks to, the Company. The Company's alliances are with established development companies or not-for-profit owner/operators of senior living communities. Ten of the 21 senior living communities referred to in the table below will be developed through strategic alliances. The for-profit entities generally provide construction management experience, existing relationships with local contractors, suppliers, and municipal authorities, knowledge of local and state building codes and building laws, and assistance with site selection for new communities. The not-for-profit organizations generally provide existing relationships with religious organizations, a community reputation of caring for seniors, a tax-exempt status that permits tax-exempt bond financing, and in certain instances, home health care services. The Company contributes its operational and industry expertise, and has had, in most cases, leasing and management responsibilities for communities owned by these organizations, as well as has the right of first refusal to acquire the communities in most cases. The Company intends to continue to evaluate opportunities to form similar joint ventures and strategic alliances in the future.

         The Company has entered into a strategic alliance with LCOR Incorporated ("LCOR") to develop, market and manage senior living communities developed by LCOR. As of February 28, 1998, six sites have been put under contract for the development and operation of independent and assisted living communities. The sites under contract are Trumbull, Connecticut; Dallas, Texas; Libertyville, Illinois; Summit, New Jersey; Montclair, New Jersey; and Naperville, Illinois. The Management Agreements between LCOR and the Company generally provide for a base management fee of the greater of $15,000 per month or 5% of gross revenues plus an incentive fee equal to 25% of the excess cash flow over budgeted amounts. The terms are for 10 years with a 5 year renewal at the Company's option. The Company is also entitled to a fee of $50,000 for development consulting services for each development and a monthly marketing fee of approximately $10,000 per month for each community, which generally covers the period prior to the expected opening of the communities, usually six to nine months.

         The Company is currently evaluating a number of potential development projects. The table below summarizes information regarding those developments which the Company expects to be completed by 2000.

                                       SCHEDULED
LOCATION OF DEVELOPMENT PROJECTS:      COMPLETION        IL          AL         SN     TOTAL      STATUS(1)
---------------------------------      ----------        --          --         --     -----      ---------
Houston, TX(2) .................      1st half 1998      243         82         60      385      Completed
San Antonio, TX ................      2nd half 1998      136         --         --      136      Construction
Shreveport, LA .................      2nd half 1998      136         --         --      136      Construction
Mesquite, TX ...................      2nd half 1998      136         --         --      136      Development
Jacksonville, FL ...............      1st half 1999      136         --         --      136      Development
N. Richland Hills, TX ..........      1st half 1999      136         --         --      136      Development
Mesa, AZ .......................      1st half 1999      136         --         --      136      Development
Lawrenceville, GA ..............      1st half 1999      136         --         --      136      Development
Brownwood, TX(2) ...............      1st half 1999      125         30         --      155      Development
Oklahoma City, OK ..............      1st half 1999      136         --         --      136      Development
San Antonio, TX ................      1st half 1999      136         --         --      136      Development
Las Vegas, NV ..................      1st half 1999      136         --         --      136      Development
Beaumont, TX(2) ................      1st half 1999      156         54         30      240      Development
Oklahoma City, OK ..............      1st half 1999      136         --         --      136      Development
Trumbull, CT(3) ................      1st half 1999      120         30         --      150      Development
Dallas, TX(3) ..................      1st half 1999      270         40         --      310      Development
Georgetown, TX(2) ..............      2nd half 1999      270         84         40      394      Development
Libertyville, IL(3) ............      2nd half 1999      140         --         --      140      Development
Summit, NJ(3) ..................      1st half 2000       --         90         --       90      Development
Montclair, NJ(3) ...............      1st half 2000      100         30         --      130      Development
Naperville, IL(3) ..............      1st half 2000      135         --         --      135      Development
                                                       -----        ---        ---    -----
     Total .....................                       3,055        440        130    3,625
                                                       =====        ===        ===    =====


----------
(1) "Development" indicates that development activities, such as site surveys, preparation of architectural plans, or initiation of zoning processes, have commenced (but construction has not commenced). "Construction" indicates that construction activities, such as ground-breaking activities, exterior construction, or interior build-out have commenced. The Houston, Texas community was completed on January 15, 1998.

(2)      Represent communities being developed with Buckner Retirement Services,
         Inc.

(3)      Represent communities being developed with LCOR Incorporated.

Development of Joint Venture Operations in China

         The Company has entered into a joint venture agreement with New World Development, Ltd. ("New World") for the purpose of investing, developing and managing senior living communities in several cities in mainland China. New World is a publicly traded property development company based in Hong Kong that currently develops condominium and office projects in China. New World has estimated that it has invested approximately $2.6 billion in real estate ventures in China. Pursuant to the agreement with New World, the Company and New World will form an entity which will develop and operate senior living communities in major cities in China. New World will contribute its expertise in constructing properties in China and will bear substantially of all of the construction costs. The Company will be responsible for development of senior living communities and for property management services. The Company currently expects that following its initial development of senior living communities in China, the joint venture will sell individual units in the communities to prospective residents, and the Company will retain the operating responsibilities in such communities. The Company's target cities currently include Shanghai, Guangzhou and Beijing. The Company's management is continually monitoring the various issues that are arising in Asia in order to evaluate the proper timing for any development to occur there.

Pursue Strategic Acquisitions

         The Company intends to continue to pursue single or portfolio acquisitions of senior living communities and, to a lesser extent, other assisted living and long-term care communities. Through strategic acquisitions, the Company plans to enter new markets or acquire communities in existing markets as a means to increase market share, augment existing clusters, strengthen its ability to provide a broad range of care, and create operating efficiencies. As the industry continues to consolidate, the Company believes that opportunities will arise to acquire other senior living companies. The Company believes that the current fragmented nature of the senior living industry, combined with the Company's financial resources, national presence, and extensive contacts within the industry, should provide it with the opportunity to evaluate a number of potential acquisition opportunities. In reviewing acquisition opportunities, the Company will consider, among other things, geographic location, competitive climate, reputation and quality of management and communities, and the need for renovation or improvement of the communities.

Develop and Acquire Additional Home Health Care Agencies

         The Company intends to expand its home health care services by developing, acquiring, and managing new home health care agencies and expanding its range of existing home health care services. The Company currently anticipates that its home health care agencies will be based at the Company's communities, and will serve both the Company's communities and the surrounding area. The Company believes that the expansion of its home health care services will enhance its ability to provide a broad range of health care services, increase its market visibility, augment the creation of senior living networks in targeted areas, and further enhance efforts to coordinate with managed care networks, increase company profitability, as well as aid in the maintaining of current occupancy levels. As of December 31, 1997, the Company operated one home health care agency, and intends to establish approximately three new home health care agencies at its owned properties by the fourth quarter of 1998.

Expand Referral Networks

         The Company intends to continue to develop relationships (which, in certain instances, may involve strategic alliances or joint ventures) with local and regional hospital systems, managed care organizations, and other referral sources to attract new residents to the Company's communities. The Company believes that such arrangements or alliances, which could range from joint marketing arrangements to priority transfer agreements, will enable it to be strategically positioned within the Company's markets if, as the Company believes, senior living programs become an integral part of the evolving health care delivery system.

OPERATIONS

Centralized Management

         The Company centralizes its corporate and other administrative functions so that the community-based management and staff can focus their efforts on resident care. The Company maintains centralized accounting, finance, human resources, training, and other operational functions at its national corporate office in Dallas, Texas. The Company's corporate office is generally responsible for: (i) establishing Company-wide policies and procedures relating to, among other things, resident care and operations; (ii) performing accounting functions; (iii) developing employee training programs and materials; (iv) coordinating human resources; (v) coordinating marketing functions; and (vi) providing strategic direction. In addition, financing, development, construction and acquisition activities, including feasibility and market studies, and community design, development, and construction management, are conducted by the Company's corporate offices.

         The Company seeks to control operational expenses for each of its communities through standardized management reporting and centralized controls of capital expenditures, asset replacement tracking, and purchasing for larger and more frequently used supplies. Community expenditures are monitored by regional and district managers who are accountable for the resident satisfaction and financial performance of the communities in their region.

Community-Based Management

         An executive director manages the day-to-day operations at each senior living community, including oversight of the quality of care, delivery of resident services, and monitoring of financial performance, and is responsible for all personnel, including food service, maintenance, activities, security, assisted living, housekeeping, and, where applicable, nursing. In most cases, each community also has department managers who direct the environmental services, nursing or care services, business management functions, dining services, activities, transportation, housekeeping, and marketing functions.

         The assisted living and skilled nursing components of the senior living communities are managed by licensed professionals, such as a nurse and/or a licensed administrator. These licensed professionals have many of the same operational responsibilities as the Company's executive directors, but their primary responsibility is to oversee resident care. Many of the Company's senior living communities and some of its skilled nursing facilities are part of a campus setting, which includes independent living. This campus arrangement allows for cross-utilization of certain support personnel and services, including administrative functions, which results in greater operational efficiencies and lower costs than free-standing facilities.

         The Company actively recruits personnel to maintain adequate staffing levels at its existing communities as well as new staff for new or acquired communities prior to opening. The Company has adopted comprehensive recruiting and screening programs for management positions that utilize corporate office team interviews and thorough background and reference checks. The Company offers system-wide training and orientation for all of its employees at the community level through a combination of Company-sponsored seminars and conferences.

Home Health Management

         The Company collects all home health care financial data through the use of an electronic data system. This system gives senior management the ability to identify emerging trends, monitor cost controls and develop current pricing strategies. All accounting functions are performed at the corporate office.

         The Company's home health care agency is managed under the auspices of the executive director of the community where that agency is located and under the direct control of an agency director who is a registered nurse. This director and his or her team of registered nurses, licensed practical nurses, home health care aides and various allied medical professionals focus on assessing and subsequently managing the health care needs of residents in that senior living community.

Quality Assurance

         Quality assurance programs are coordinated and implemented by the Company's corporate and regional staff. The Company's quality assurance is targeted to achieve maximum resident and resident family member satisfaction with the care and services delivered by the Company. The Company's primary focus in quality control monitoring includes routine in-service training and performance evaluations of care givers and other support employees. Additional quality assurance measures include:

         Resident and Resident Family Input. On a routine basis the Company provides residents and family members the opportunity to provide valuable input regarding the day-to-day delivery of services. On-site management at each community has fostered and encouraged active resident councils and resident committees who meet independently. These resident bodies meet with on-site management on a monthly basis to offer input and suggestions to the quality and delivery of services. Additionally, at each community the Company conducts annual resident satisfaction surveys to further monitor the satisfaction levels of both residents and family members. These surveys are sent directly to the corporate headquarters for tabulation and distribution to on-site staff and residents. For 1997, the Company achieved a 96% approval rating from its residents. For any departmental area of service scoring below a 90%, a plan of correction is developed jointly by on-site, regional and corporate staff for immediate implementation.

         Regular Community Inspections. On a monthly basis a community inspection is conducted by regional and/or corporate staff. Included as part of this inspection is the monitoring of the overall appearance and maintenance of the community interiors and grounds. The inspection also includes monitoring staff professionalism and departmental reviews of maintenance, housekeeping, activities, transportation, marketing, administration and food service as well as health care, if applicable. The monthly inspection also includes the observation of residents in their daily activities and community compliance with government regulations.

         Independent Service Evaluations. The Company engages the services of outside professional independent consulting firms to evaluate various components of the community operations. These services include "mystery shops," competing community analysis, pricing recommendations and product positioning. This provides management with valuable unbiased product and service information. A plan of action regarding any areas requiring improvement or change is implemented based on information received. At communities where health care is delivered, these consulting service reviews include the on-site handling of medications, record-keeping, and general compliance with all governmental regulations.

Marketing

         Each community is staffed by on-site marketing directors and additional marketing staff depending on the community size. The primary focus of the on-site marketing staff is to create awareness of the Company and its services among prospective residents and family members, professional referral sources and other key decision makers. The marketing efforts incorporate an aggressive marketing plan to include monthly and annual goals for leasing, new lead generation, prospect follow up, community outreach, and resident and family referrals. Additionally, the marketing plan includes a calendar of promotional events and a comprehensive media program. On-site marketing departments perform a competing community assessment twice annually. Corporate and regional marketing directors monitor the on-site marketing departments' effectiveness and productivity on a monthly basis. Routine detailed marketing department audits are performed on an annual basis or more frequently if deemed necessary. Corporate and regional personnel assist in the development of marketing strategies for each community and produce creative media, assist in direct mail programs and necessary marketing collateral materials. Ongoing sales training of on-site marketing staff is implemented by corporate and regional marketing directors.

         In the case of new development, the corporate and regional staff develop a comprehensive community outreach program that is implemented at the start of construction. A marketing pre-lease program is developed and on-site marketing staff are hired and trained to begin the program implementation six to nine months prior to the community opening. Extensive use of media to include radio, television, print, direct mail and telemarketing is implemented during this pre-lease phase.

         After the community is opened and sustaining occupancy levels are attained, the on-site marketing staff is more heavily focused on resident and resident family referrals, as well as professional referrals. A maintenance program of print media and direct mail is then implemented.

GOVERNMENT REGULATION

         Changes in existing laws and regulations, adoption of new laws and regulations and new interpretations of existing laws and regulations could have a material effect on the Company's operations. Failure by the Company to comply with applicable regulatory requirements could have a material adverse effect on the Company's business, financial condition, and results of operations. Accordingly, the Company monitors legal and regulatory developments on local and national levels.

         The health care industry is subject to extensive regulation and frequent regulatory change. At this time, no federal laws or regulations specifically regulate assisted or independent living residences. While a number of states have not yet enacted specific assisted living regulations, the Company's communities are subject to regulation, licensing, Certificate of Need and permitting by state and local health and social service agencies and other regulatory authorities. While such requirements vary from state to state, they typically relate to staffing, physical design, required services, and resident characteristics. The Company believes that such regulation will increase in the future. In addition, health care providers are receiving increased scrutiny under anti-trust laws as integration and consolidation of health care delivery increases and affects competition. The Company's communities are also subject to various zoning restrictions, local building codes, and other ordinances, such as fire safety codes. Failure by the Company to comply with applicable regulatory requirements could have a material adverse effect on the Company's business, financial condition, and results of operations. Regulation of the assisted living industry is evolving.

The Company is unable to predict the content of new regulations and their effect on its business. There can be no assurance that the Company's operations will not be adversely affected by regulatory developments.


         The Company believes that its communities are in substantial compliance with applicable regulatory requirements. However, in the ordinary course of business, one or more of the Company's communities could be cited for deficiencies. In such cases, the appropriate corrective action would be taken. To the Company's knowledge, no material regulatory actions are currently pending with respect to any of the Company's communities.

         Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state, and local laws exist that also may require modifications to existing and planned properties to permit access to the properties by disabled persons. While the Company believes that its communities are substantially in compliance with present requirements or are exempt therefrom, if required changes involve a greater expenditure than anticipated or must be made on a more accelerated basis than anticipated, additional costs would be incurred by the Company. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons, the costs of compliance with which could be substantial.

         In addition, the Company is subject to various federal, state and local environmental laws and regulations. Such laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial and the liability of an owner or operator as to any property is generally not limited under such laws and regulations and could exceed the property's value and the aggregate assets of the owner or operator. The presence of these substances or failure to remediate such contamination properly may also adversely affect the owner's ability to sell or rent the property, or to borrow using the property as collateral. Under these laws and regulations, an owner, operator or an entity that arranges for the disposal of hazardous or toxic substances, such as asbestos-containing materials, at a disposal site may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the disposal site. In connection with the ownership or operation of its properties, the Company could be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties. The Company has completed Phase I environmental audits of the communities in which the Company owns interests, and such surveys have not revealed any material environmental liabilities that exist with respect to these communities.

         The Company believes that the structure and composition of government, and specifically health care, regulations will continue to change and, as a result, regularly monitors developments in the law. The Company expects to modify its agreements and operations from time to time as the business and regulatory environments change. While the Company believes it will be able to structure all its agreements and operations in accordance with applicable law, there can be no assurance that its arrangements will not be successfully challenged.

COMPETITION

         The senior living services industry is highly competitive, and the Company expects that all segments of the industry will become increasingly competitive in the future. Although there are a number of substantial companies active in the senior living services industry and in the markets in which the Company operates, the industry continues to be very fragmented and characterized by numerous small operators. For example, the Company competes with American Retirement Corporation in Texas, Sunrise Assisted Living, Inc. in North Carolina and New York, Atria Communities in New York, and Marriott Senior Living Services in Florida. The Company believes that the primary competitive factors in the senior living services industry are: (i) reputation for and commitment to a high quality of service; (ii) quality of support services offered (such as home health care and food services); (iii) price of services;
(iv) physical appearance and amenities associated with the communities; and (v) location. The Company competes with other companies providing independent living, assisted living, skilled nursing, home health care, and other similar service and care alternatives, some of whom may have greater financial resources than the Company. Because seniors tend to choose senior living communities near their homes, the Company's principal competitors are other senior living and long-term care communities in the same geographic areas as the Company's communities. The Company also competes with other health care businesses with respect to attracting and retaining nurses, technicians, aides, and other high quality professional and non-professional employees and managers.

EMPLOYEES

         As of December 31, 1997, the Company employed approximately 1,600 persons, of which approximately 900 were full-time employees (approximately 39 of whom are located at the Company's corporate offices) and 700 are part-time employees. None of the Company's employees is currently represented by a labor union and the Company is not aware of any union organizing activity among its employees. The Company believes that its relationship with its employees is good.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

         The following table sets forth certain information concerning each of the Company's executive officers, directors and key employees as of December 31, 1997:

NAME                          AGE     POSITION(S) WITH THE COMPANY
----                          ---     ----------------------------
Jeffrey L. Beck                52     Co-Chairman and Chief Executive Officer
James A. Stroud                47     Co-Chairman, Chief Operating Officer, and Secretary
Lawrence A. Cohen              44     Vice Chairman and Chief Financial Officer
Keith N. Johannessen           41     President
Rob L. Goodpaster              44     Vice President -- National Marketing
David W. Beathard, Sr.         50     Vice President -- Operations
Charles W. Allison             49     Vice President -- Development
David R. Brickman              39     Vice President and General Counsel
Kathleen L. Granzberg          36     Controller -- Corporate
Robert F. Hollister            42     Controller -- Property


         JEFFREY L. BECK has served as a director and Chief Executive Officer of the Company and its predecessors since January 1986. He currently serves as Co-Chairman and Chief Executive Officer of the Company. Mr. Beck also serves on the boards of various educational, religious and charitable organizations and in varying capacities with several trade associations. Mr. Beck served as Vice Chairman of the American Seniors Housing Association from 1992 to 1994, and as Chairman from 1994 to 1996, and remains a member of its Executive Board, and is a council member of the Urban Land Institute. Mr. Beck is Chairman of the Board of Directors of United Texas Bank of Dallas and is Chairman and President of Beck Properties Trophy Club.

         JAMES A. STROUD has served as a director and Chief Operating Officer of the Company and its predecessors since January 1986. He currently serves as Co-Chairman and Chief Operating Officer of the Company. Mr. Stroud also serves on the boards of various educational and charitable organizations, and in varying capacities with several trade organizations, including as a member of the Founder's Council and Board of Directors of the Assisted Living Federation of America, and as Housing Commissioner, President-Elect, and as a member of the Board of Directors of the National Association For Senior Living Industries. Mr. Stroud also serves as an Advisory Group member to the National Investment Conference. Mr. Stroud was a Founder of the Texas Assisted Living Association and serves as a member of its Board of Directors. Mr. Stroud has earned a Masters in Law, is a licensed attorney and is also a Certified Public Accountant.

         LAWRENCE A. COHEN has served as a director and Vice Chairman and Chief Financial Officer of the Company since November 1996. From 1991 to 1996, Mr. Cohen served as President, and Chief Executive Officer of Paine Webber Properties Incorporated, which controlled a real estate portfolio having a cost basis of approximately $3.0 billion, including senior living facilities of approximately $110.0 million. Mr. Cohen is also president and a member of the boards of directors of ILM Senior Living, Inc. and ILM II Senior Living, Inc., and is a member of the boards of directors of ILM I Lease Corporation and ILM II Lease Corporation. In addition, he serves as a member of the Corporate Finance Committee and chairman of the Direct Participation Programs Subcommittee of the NASD Regulation, Inc., and was a founding member of the executive committee of the Board of the American Seniors Housing Association. Mr. Cohen has earned a Masters in Law, is a licensed attorney and is also a Certified Public Accountant. Mr. Cohen has had positions with businesses involved in senior living for 13 years.

         KEITH N. JOHANNESSEN has served as President of the Company and its predecessors since March 1994, and previously served as Executive Vice-President since May 1993. From 1992 to 1993, Mr. Johannessen served as Senior Manager in the health care practice of Ernst & Young. From 1987 to 1992, Mr. Johannessen was Executive Vice President of Oxford Retirement Services, Inc. Mr. Johannessen has served on the State of the Industry and Model Assisted Living Regulations Committees of the American Seniors Housing Association. Mr. Johannessen has been active in operational aspects of senior housing for 19 years.

         ROB L. GOODPASTER has served as Vice President - National Marketing of the Company and its predecessors since December 1992. From 1990 to 1992, Mr. Goodpaster was National Director for Marketing for Autumn America, an owner and operator of senior housing facilities. Mr. Goodpaster is a member of the Board of Directors of the National Association For Senior Living Industries. Mr. Goodpaster has been active in the operational, development and marketing aspects of senior housing for 21 years.

         DAVID W. BEATHARD, SR. has served as Vice President - Operations of the Company and its predecessors since August 1996. From 1992 to 1996, Mr. Beathard owned and operated a consulting firm which provided operational, marketing and feasibility consulting regarding senior housing facilities. Mr. Beathard serves as a Designated Alternate member of the Board of Directors of the Texas Assisted Living Association. Mr. Beathard has been active in the operational, sales and marketing, and construction oversight aspects of senior housing for 23 years.

         CHARLES W. ALLISON has served as Vice President - Development of the Company and its predecessors since February 1997. From 1996 to 1997, Mr. Allison served as Vice President of Development with Greenbriar Corporation, and from 1993 to 1996 as Regional Director of Development for Sterling House Corporation, both of which are in the senior housing and health care development and operational business. Mr. Allison has been active in site selection, feasibility phase, design phase, and construction of senior housing properties and multi-family commercial real estate for 29 years. Mr. Allison has earned a Masters Degree in Business Administration.

         DAVID R. BRICKMAN has served as Vice President and General Counsel of the Company and its predecessors since July 1992. From 1989 to 1992, Mr. Brickman served as in-house counsel with LifeCo Travel Management Company, a corporation which provided travel services to U.S. corporations. Mr. Brickman has earned a Masters of Business Administration and a Masters in Health Administration. Mr. Brickman has either practiced law or performed in-house counsel functions for 11 years.

         KATHLEEN L. GRANZBERG, a Certified Public Accountant, has served as the Corporate Controller for the Company and its predecessors since December 1991, and as Property Controller since 1987. Ms. Granzberg is a member of the American Institute of Certified Public Accountants and is also a member of the Texas Society of Certified Public Accountants.

         ROBERT F. HOLLISTER, a Certified Public Accountant, has served as Property Controller for the Company and its predecessors since April 1992. From 1985 to 1992, Mr. Hollister was Chief Financial Officer and Controller of Kavanaugh Securities, Inc., a NASD broker dealer. Mr. Hollister is a Certified Financial Planner. Mr. Hollister is a member of the American Institute of Certified Public Accountants and is also a member of the Texas Society of Certified Public Accountants.

ITEM 2.  PROPERTIES

         The executive and administrative offices of the Company are located at 14160 Dallas Parkway, Suite 300, Dallas, Texas 75240, and consist of approximately 14,000 square feet. The lease on the premises extends through August 31, 2002. The Company also leases an executive office space in New York, New York pursuant to a monthly lease agreement. The Company believes that its corporate office facilities are adequate to meet its requirements through at least fiscal 1998 and that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate operations.

         As of December 31, 1997, the Company owned, leased and/or managed the senior living communities referred to in Item 1 above. Occupancy rate information as of December 31, 1997, is also presented for each community in
Item 1 above.

ITEM 3.  LEGAL PROCEEDINGS

         On July 29, 1996, ILM terminated management agreements with Angeles Housing Concepts, Inc. ("AHC") covering the management of its senior living communities and entered into the ILM Management Agreements described herein under "Business--Third-Party Management Contracts." AHC filed a lawsuit currently pending in the U.S. District Court of California against the Company and certain of its subsidiaries and officers alleging that the defendants intentionally interfered with AHC's property management agreements with ILM by inducing ILM to terminate the Agreements. The complaint seeks damages of at least $2 million. Trial in the action is currently expected to occur in June 1998 and discovery in the action is ongoing. The Company is vigorously defending these claims. The Company believes that it has meritorious defenses to AHC's claims and is evaluating with counsel the various legal options it has against AHC and others. While the Company believes that ultimately its insurance will cover this claim if determined adversely to the Company, the Company's insurance carrier formally denied coverage. The Company has filed suit against the carrier for coverage and the insurance carrier has indicated it will reconsider its original decision. No assurance can be made that the Company will have adequate insurance coverage for any damage award against the Company in the AHC lawsuit. In an action pending in the U.S. District Court for the Eastern District of Virginia in which the Company is not a party, ILM initiated a lawsuit against AHC for breach of contact and other claims and AHC filed a counterclaim against ILM. AHC has obtained a judgment against ILM in this action in the amount of $1 million, which judgment ILM has appealed.

         The provision of personal and health care services entails an inherent risk of liability. In recent years, participants in the senior living and health care services industry have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and result in the incurrence of significant defense costs. The Company currently maintains property, liability, and professional medical malpractice insurance policies for the Company's owned and managed communities under a master insurance program in amounts and with such coverages and deductibles that the Company believes are within normal industry standards based upon the nature and risks of the Company's business, and the Company believes that such insurance coverage is adequate. The Company also has an umbrella excess liability protection policy in the amount of $10.0 million per location. There can be no assurance that a claim in excess of the Company's insurance will not arise. A claim against the Company not covered by, or in excess of, the Company's insurance could have a material adverse effect upon the Company. In addition, the Company's insurance policies must be renewed annually. There can be no assurance that the Company will be able to obtain liability insurance in the future or that, if such insurance is available, it will be available on acceptable terms.

         Under various federal, state, and local environmental laws, ordinances, and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean up costs. The Company is not aware of any environmental liability with respect to any of its owned, leased, or managed communities that it believes would have a material adverse effect on the Company's business, financial condition, or results of operations. The Company believes that its communities are in compliance in all material respects with all federal, state, and local laws, ordinances, and regulations regarding hazardous or toxic substances or petroleum products. The Company has not been notified by any governmental authority, and is not otherwise aware of any material non-compliance, liability, or claim relating to hazardous or toxic substances or petroleum products in connection with any of the communities it currently operates.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's security holders during the fourth quarter ended December 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) On October 31, 1997, the Company listed its shares of common stock on the New York Stock Exchange ("NYSE") under the symbol "CSU." During the period of October 31, 1997 through December 31, 1997, the high and low sales prices were $17 1/2 and $9 13/16, respectively. There was no trading in the Company's common stock prior to October 31, 1997.

         At December 31, 1997, there were approximately 3,200 shareholders of record of the Company's common stock.

         It is the policy of the Company's Board of Directors to retain all future earnings to finance the operation and expansion of the Company's business. Accordingly, the Company has not and does not anticipate declaring or paying cash dividends on the common stock in the foreseeable future. The payment of cash dividends in the future will be at the sole discretion of the Company's Board of Directors and will depend on, among other things, the Company's earnings, operations, capital requirements, financial condition, restrictions in then existing financing agreements, and other factors deemed relevant by the Board of Directors.

         Since the respective dates of their incorporation, the Contributed Entities had elected to operate as S corporations under Subchapter S of the Internal Revenue Code. As a result, the Contributed Entities' earnings for the period commencing on the dates of their incorporation and ending on the day preceding the date of termination of their S corporation status have been or will be, as the case may be, taxed for Federal income tax purposes, with certain exceptions, directly to the stockholders of the Contributed Entities. The termination of the Contributed Entities' S corporation status occurred on the date of the completion of the Offering. Subsequent to completion of the Offering, the Contributed Entities are no longer treated as S corporations and, accordingly, are fully subject to federal income taxes.

         (b) Recent Sales of Unregistered Securities. Information with respect to this Item is set forth above under the caption "Item 1. Business--Formation Transactions." The issuance therein described of the Company's Common Stock to Messrs. Jeffrey L. Beck, James A. Stroud (through a trust) and Lawrence A. Cohen in the Formation Transactions in exchange for the Contributed Entities was carried out in reliance on the exemption from registration contained in
Section 4(2) of the Securities Act of 1933, as amended, pursuant to a binding written agreement entered into prior to the filing of the Registration Statement filed in connection with the Offering. In connection with the organization of the Company, during 1996, the Company issued 1,680,000 shares of its Common Stock to Messrs. Beck, Stroud (through a trust) and Cohen for $16,800. The shares were issued in equal amounts of 560,000 shares to each in consideration for a cash payment by each of $5,600. Such issuances were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

         (c) Use of Proceeds. As described above in "Business," the Company has completed the Offering. The following information relates to the use of proceeds of the Offering:

                  (1) Effective Date of Registration Statement and Commission File Number: The Company's Registration Statement on Form S-1, File No. 333-33379 (the "Registration Statement"), relating to the Offering, became effective on October 30, 1997.

                  (2) Offering Date: The closing date of the Offering was November 5, 1997.

                  (3) Managing Underwriters: Lehman Brothers Inc.; J.C. Bradford & Co.; Donaldson, Lufkin & Jenrette Securities Corporation; and Smith Barney Inc.

                  (4) Securities Registered and Proposed Aggregate Offering
Price: The Company registered a total 10,350,000 shares of Common Stock. The proposed maximum aggregate offering price was $134,550,000.

                  (5) Securities Sold: A total of 10,350,000 shares of Common Stock were sold pursuant to the Offering. The aggregate gross proceeds from the Offering were $139,725,000.

                  (6) Aggregate Gross Proceeds, Expenses and Aggregate Net
Proceeds: The sale of the 10,350,000 shares of Common Stock generated aggregate gross proceeds of $139,725,000. The aggregate net proceeds to the Company from the sale of the 10,350,000 shares of Common Stock were approximately $128,407,000, after deducting underwriting discounts and commissions of approximately $9,742,000 and expenses of the Offering of approximately $1,576,000 paid by the Company.

                  (7) Use of Proceeds: Through December 31, 1997, the Company had used approximately $1.6 million of the net proceeds of the Offering for expenses associated with the Offering. In addition, the Company used a portion of such net proceeds as follows: (i) approximately $70.8 million of such net proceeds to repay the indebtedness incurred by the Company to acquire assets (including construction in progress) in the Formation Transactions; (ii) approximately $18.1 million to repay the Formation Note; (iii) approximately $5.8 million to pay the balance of the purchase price to an affiliate related to the purchase of assets on the Formation Transactions; and (iv) approximately $1.2 million of such net proceeds to repay indebtedness to affiliates. The Company anticipates using the balance of such net proceeds primarily to purchase additional interests in the Company's existing senior living communities and for working capital and other general corporate purposes. The amounts actually expended for such purposes will depend on numerous factors, including the cost of purchasing such additional interests and the cost and availability of other projects that fit within the Company's growth strategy and other factors.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected financial data of the Company. The selected financial data for the years ended December 31, 1997, 1996, 1995 and 1994 are derived from the audited consolidated financial statements of the Company. The selected financial data for the year ended December 31, 1993 is derived from the unaudited consolidated financial statements of the Company.

                                                            YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------------
                                             1997         1996          1995          1994           1993
                                          ----------------------------------------------------------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statements of Income Data:
 Revenues:
  Resident and health care revenue ....   $ 21,207      $ 13,692      $ 13,238      $ 12,761      $ 12,140
  Rental and lease income .............      4,276         1,101         1,231         1,235         1,175
  Unaffiliated management
   services revenue ...................      1,920           801            --            --            --
  Affiliated management
   services revenue ...................      1,378         2,708         2,778         3,113         3,458
  Development fees ....................        977           673            --            --            --
  Other ...............................        952           924           871           800         1,022
                                          --------      --------      --------      --------      --------
    Total revenues ....................     30,710        19,899        18,118        17,909        17,795
                                          --------      --------      --------      --------      --------
 Expenses:

  Operating expenses ..................     17,474        10,798        10,287        10,142         9,653
  General and administrative
   expenses(1) ........................      6,312         5,493         4,364         4,595         5,406
  Depreciation and
   amortization .......................      2,118         1,481         1,776         1,707         1,609
                                          --------      --------      --------      --------      --------
    Total expenses ....................     25,904        17,772        16,427        16,444        16,668
                                          --------      --------      --------      --------      --------
 Income from operations ...............      4,806         2,127         1,691         1,465         1,127
 Other income (expense):
  Interest income .....................      3,186           432           368           122            89
  Interest expense ....................     (2,022)         (221)         (278)         (261)         (307)
  Gain on sale of
   properties(2) ......................         --           438            --            --            --
 Equity in earnings on
  investments .........................         --           459            --            --            --
  Other ...............................        440            42            --           (16)          (20)
                                          --------      --------      --------      --------      --------
Income before income taxes
  and minority interest in
  consolidated partnerships............      6,410         3,277         1,781         1,310           889
(Provision) benefit for
  income taxes(3) .....................       (793)           --           (18)         (130)           62
                                          --------      --------      --------      --------      --------
Income before minority
  interest in consolidated
  partnerships ........................      5,617         3,277         1,763         1,180           951
Minority interest in
  consolidated partnerships ...........     (1,936)       (1,224)         (760)         (634)         (572)
                                          --------      --------      --------      --------      --------
Net income ..........................     $  3,681      $  2,053      $  1,003      $    546      $    379
                                          ========      ========      ========      ========      ========

Net income per share:
Basic and Diluted ...................     $   0.33
                                          ========
Weighted average shares
  outstanding .......................       11,150
                                          ========
Pro Forma Net Income
  Data (unaudited)(4):
Net income ..........................     $  3,681      $  2,053
Pro forma income taxes ..............         (965)         (811)
                                          --------      --------
Pro forma net income ................     $  2,716      $  1,242
                                          ========      ========

                                                                AT DECEMBER 31,
                                           --------------------------------------------------------
                                                               ($ IN THOUSANDS)
                                             1997        1996        1995        1994        1993
                                           --------     -------     -------     -------     -------
Balance Sheet Data:
Cash and cash equivalents ............     $ 48,125     $10,819     $10,017     $ 8,799     $ 2,065
Working capital ......................       42,860       9,567       6,784       5,938          48
Total assets .........................      117,371      33,203      29,747      29,913      27,861
Long-term debt, including current
portion ..............................        6,677         666       2,687       2,192       2,556
Equity ...............................       92,560      17,201      14,447      12,495      10,631

----------

(1) General and administrative expenses include officers' salaries of $3,342,000, $3,372,000, $2,976,000, $3,443,000 and $4,009,000 for the
      years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively. These amounts are primarily comprised of salaries and bonuses paid to the founders and were based in part on federal income tax regulations regarding distributions of closely held corporations and S corporations. Effective with the Offering, these federal income tax regulations no longer applied to the Company. Compensation of the founders since October 1, 1997 have been based on the founders' employment agreements.

(2) The statement of income for the year ended December 31, 1996 includes a gain of $438,000 on the sale of two multi-family rental properties on November 1, 1996.

(3) Aprovision for income taxes was recorded by the Company from inception through February 1, 1995. No provision for income taxes has been recorded from February 1, 1995 through completion of the Formation Transactions as the operating companies included in the historical financial statements, prior to the Offering, were S corporations or partnerships and accordingly were not subject to income taxes during the period.

(4) Pro forma income taxes have been calculated based on the assumption that the S corporations and partnerships were subject to income taxes. Pro forma income tax expense has been calculated using statutory federal and state tax rates, estimated at 39.5%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion and analysis addresses the Company's results of operations on an historical consolidated basis for the years ended December 31, 1997, 1996 and 1995. The following should be read in conjunction with the Company's historical consolidated financial statements and the selected financial data contained elsewhere in this report.

         On September 15, 1997, the Company increased its authorized common shares from 40,000,000 to 65,000,000 shares and authorized 15,000,000 shares of preferred stock. On November 5, 1997, the Company issued 18,037,347 additional shares of common stock (including 1,350,000 shares issued upon exercise of an option granted underwriters to purchase additional common shares in conjunction with the Offering) bringing its total issued and outstanding shares of common stock to 19,717,347 shares. Of the 18,037,347 shares issued, 7,687,347 shares were issued to Messrs. Beck, Stroud and Cohen in the Formation Transactions described below and 10,350,000 shares were registered with the Securities and Exchange Commission for trading in public markets.

         On November 5, 1997, the Company also entered into Formation Transactions with Messrs. Beck and Stroud whereby they contributed all of their owned capital stock of Capital Senior Living, Inc., Capital Senior Management 1, Inc., Capital Senior Management 2, Inc., Capital Senior Development, Inc., and with Mr. Cohen, of Quality Home Care, Inc. (the "Contributed Entities") to the Company in exchange for the issuance of 7,687,347 shares of common stock of the Company and the issuance of separate notes in the aggregate amount of $18,076,380 to Messrs. Beck, Stroud and Cohen, which were subsequently repaid by the Company from the net proceeds received from the sale of the Company's common stock in the Offering.

         As part of the Formation Transactions, the Company simultaneously purchased substantially all of the operating assets of CSLC (including CSLC's investment in HCP and NHP and excluding CSLC's cash, U.S. Treasury securities purchased under the LBHI Loan agreement and working capital items) for an aggregate purchase price of approximately $76.6 million, comprised of the assumption by the Company of CSLC's outstanding LBHI Loan of approximately $70.8 million and payment of cash of approximately $5.8 million to CSLC. On November 7, 1997, the Company repaid the LBHI Loan from the proceeds received from the Offering.

         In October 1997, the combined Companies declared and paid dividends of $457,647 to Messrs. Beck, Stroud and Cohen in preparation for the Formation Transactions that transformed the combined companies from closely held corporations and S corporations to non-closely held C corporations for federal income tax purposes.

         The Formation Transactions transferred ownership of the various entities previously under common control to the Company whereby all of the Company's operations are now conducted by the Company or its wholly owned subsidiaries. The Formation has been accounted for at historical cost in a manner similar to a pooling of interests to the extent of the percentage ownership by the Stockholders prior to the Formation.

         Due to all of these entities being under the common control of Messrs. Beck and Stroud, the Company's consolidated financial statements reflect the assets and liabilities at their historical values and the accompanying consolidated statements of income, equity, and cash flows reflect the combined results for the periods indicated through the date of the Offering even though they have historically operated as separate entities. The Formation Transactions have been accounted for at historical cost in a manner similar to a pooling of interests to the extent of the percentage ownership by Messrs. Beck and Stroud of the Company. Acquired assets and liabilities of CSLC have been recorded at fair value to the extent of minority interest. CSLC's assets include investments in HCP and NHP.

         From 1990 through December 31, 1997, the Company acquired interests in 17 communities and entered into an operating lease with respect to one community. In 1996, the Company expanded its senior living management services by taking over the management service contracts on 15 communities for four independent third-party owners and commenced providing development and construction management services for new residence properties in addition to adding a home health care service agency.

         The Company generates revenue from a variety of sources. For the year ended December 31, 1997, the Company's revenue was derived as follows: 69.1% from the operation of five owned and one leased senior living communities that were operated by the Company; 13.9% from lease rentals from triple net leases of three skilled nursing facilities and four physical rehabilitation centers; 10.7% from management fees arising from management services provided for five affiliate owned senior living communities and fifteen third-party owned senior living communities; and 3.2% derived from development fees earned for managing the development and construction of new senior living communities for third parties.

         As the Company continues to implement its business plan, management believes that the mix of the Company's revenues may change and that development activities will take on an increased importance to the Company. The Company believes that the factors affecting the financial performance of communities managed under contracts with third parties do not vary substantially from the factors affecting the performance of owned and leased communities, although there are different business risks associated with these activities.

         The Company's third-party management fees are primarily based on a percentage of gross revenues. As a result, the cash flow and profitability of such contracts to the Company are more dependent on the revenues generated by such communities and less dependent on net cash flow than for owned communities. Further, the Company is not responsible for capital investments in managed communities. While the management contracts are generally terminable only for cause, in certain cases the contracts can be terminated upon the sale of a community, subject to the Company's rights to offer to purchase such community.

         The Company's triple net leases extend through the year 2000 for three of its owned communities and through the year 2001 for four of its owned communities. The payments under these leases are fixed and are not subject to change based upon the operating performance of these communities. Following termination of the lease agreements, the Company intends to convert and operate the communities as assisted living and Alzheimer's care facilities.

         The Company's current management contracts expire on various dates between July 1998 and February 2004 and provide for management fees based generally upon rates that vary by contract from 4% of net revenues to 7% of net revenues. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community. The Company's development fees are generally based upon a percentage of construction cost and are earned over the period commencing with the initial development activities and ending with the opening of the community. As of December 31, 1997, development fees have been earned for services performed for seven communities under development for third parties.

         During 1997, 1996 and 1995, the Company made various purchases of limited partnership interests in HCP, an affiliated partnership whose properties are managed by the Company under management contracts. HCP owns and operates a skilled nursing facility and owns and leases to third-party operators (under triple net leases) three skilled nursing facilities and four physical rehabilitation centers. During 1997, 1996 and 1995, the Company paid approximately $5,605,000, $3,201,000 and $309,000, respectively, for partnership interests in HCP. The Company changed its method of accounting for its investment in HCP from the cost method in 1995 to the equity method in 1996. As a result of additional purchases, the Company's ownership interest in HCP exceeded 50% on June 26, 1997. Accordingly, this partial acquisition has been accounted for by the purchase method of accounting and the assets, liabilities, minority interest, and the results of operations of HCP have been consolidated in the Company's financial statements since January 1, 1997.

         During 1997, 1996 and 1995, the Company made various purchases of outstanding notes of NHP, an affiliated partnership whose properties are managed by the Company under management contracts. NHP owns and operates five senior living communities. Prior to the Offering, the Company had cumulatively paid $10,790,828 for ownership of 30.8% of the outstanding NHP Notes, which represents $13,142,976 of the outstanding balance of these notes and $7,308,965 of the accrued interest. The NHP Notes bear simple interest at 13% per annum and mature on December 31, 2001. Interest is paid quarterly at a rate of 7%, with the remaining 6% interest deferred. Prior to April 1997, the Company did not accrue the deferred interest on the NHP Notes due to uncertainties regarding its ultimate realization; rather, the Company based its interest accrual on the interest received on its investment. Beginning April 1, 1997, the Company began accruing a portion of the deferred interest income due to improved NHP cash flows and the results of an independent valuation of NHP's properties, which supported management's analysis that the investment in the NHP Notes and the deferred interest are recoverable. The operations of NHP have demonstrated continuing improvement since 1992, and, although there can be no assurance, management believes that the performance of NHP will be sustained through the time the NHP Notes mature. The Company acquired the NHP Notes at discounts to the outstanding principal balance of those Notes based on the prevailing secondary market prices for the NHP Notes at the dates of acquisition. The Company believes that the NHP Notes have traded at a significant discount due primarily to the lack of an organized secondary market for such Notes, and believes that such discount is not a function of the credit risks associated with such Notes. The Company acquired the NHP Notes owned by CSLC in the Formation Transactions for $18,664,128. Subsequent to the acquisition, the Company has been recording interest income at 10.5% of the purchase price paid which was determined based on the discounted amount of principal and interest payments to be made following the maturity date (December 31, 2001) of the NHP Notes (using a six-month lag between maturity and full repayment). Also, during 1996, the Company paid $1,364 for a 3% ownership of limited partnership interests in NHP. The Company accounts for its investment in NHP on the cost method with respect to the NHP limited partnership interests and as held-to-maturity securities and reported at amortized cost with respect to the NHP Notes.

         The Company will continue to develop senior living communities. The development of senior living communities typically involves a substantial commitment of capital over a 12-month construction period during which time no revenues are generated, followed by a 12-month lease-up period. The Company anticipates that newly opened or expanded communities will operate at a loss during a substantial portion of the lease-up period. The Company's growth strategy may also include the acquisition of senior living communities, home health care agencies, and other properties or businesses that are complementary to the Company's operations and growth strategy.

RESULTS OF OPERATIONS

    The following tables set forth for the periods indicated, selected historical consolidated statements of income data in thousands of dollars and expressed as a percentage of total revenues.

                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                                   1997                     1996                       1995
                                         ----------------------    ---------------------     ----------------------
                                             $            %           $            %             $             %
                                         --------      -------     --------      -------     --------      --------
Revenues:
  Resident and health care
    revenue ........................     $ 21,207         69.1%    $ 13,692         68.8%    $ 13,238         73.1%
  Rental and lease income ..........        4,276         13.9        1,101          5.5        1,231          6.8
  Unaffiliated management
    services revenue ...............        1,920          6.2          801          4.0           --         --
  Affiliated management services
    revenue ........................        1,378          4.5        2,708         13.6        2,778         15.3
  Development fees .................          977          3.2          673          3.4           --         --
  Other ............................          952          3.1          924          4.7          871          4.8
                                         --------      -------     --------      -------     --------      -------
    Total revenues .................       30,710        100.0       19,899        100.0       18,118        100.0
                                         --------      -------     --------      -------     --------      -------
Expenses:
  Operating expenses ...............       17,474         56.9       10,798         54.3       10,287         56.8
  General and administrative
    expenses .......................        6,312         20.6        5,493         27.6        4,364         24.1
  Depreciation and amortization ....        2,118          6.9        1,481          7.4        1,776          9.8
                                         --------      -------     --------      -------     --------      -------
    Total expenses .................       25,904         84.4       17,772         89.3       16,427         90.7
                                         --------      -------     --------      -------     --------      -------
Income from operations .............        4,806         15.6        2,127         10.7        1,691          9.3

Other income (expense):
  Interest income ..................        3,186         10.4          432          2.2          368          2.0
  Interest expense .................       (2,022)        (6.5)        (221)        (1.1)        (278)        (1.5)
  Gain on sale of properties .......           --         --            438          2.2           --         --
  Equity in earnings on
    investments ....................           --         --            459          2.3           --         --
  Other ............................          440          1.4           42          0.2           --         --
                                         --------      -------     --------      -------     --------      -------
Income before income taxes and
  minority interest in
consolidated partnerships ..........        6,410         20.9        3,277         16.5        1,781          9.8
Provision for income taxes .........         (793)        (2.6)          --         --            (18)        (0.1)
                                         --------      -------     --------      -------     --------      -------
Income before minority interest
  in consolidated partnerships .....        5,617         18.3        3,277         16.5        1,763          9.7
Minority interest in
consolidated partnerships ..........       (1,936)        (6.3)      (1,224)        (6.2)        (760)        (4.2)
                                         --------      -------     --------      -------     --------      -------
Net income .........................     $  3,681         12.0%    $  2,053         10.3%    $  1,003          5.5%
                                         ========      =======     ========      =======     ========      =======

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

         Revenues. Total revenues were $30,710,000 in 1997 compared to $19,899,000 in 1996, representing an increase of $10,811,000, or 54.3%. The inclusion of HCP revenues in 1997 from January 1, 1997 contributed $8,978,000 of the increase, as HCP was not consolidated in 1996. Resident and health care revenue increased $7,515,000, of which $4,702,000 is a result of the HCP consolidation, $1,157,000 is improvement in CSLC's revenues due to realization of additional reimbursements previously limited under the Medicare program for 1994 and 1992 combined with improved CSLC rental rates and occupancies and $1,543,000 related to the Maryland Gardens facility leased on June 1, 1997. Rental and lease income increased $3,175,000, of which $4,276,000 was due to the HCP consolidation, offset by $1,101,000 due to the sale of CSLC's multi-family properties on November 1, 1996. Unaffiliated management services revenue increased $1,119,000 due to 15 third-party management contracts added in the third and fourth quarter of 1996 and one additional third-party management contract added in the second quarter of 1997. Affiliated management services revenue decreased by $1,330,000, of which $1,177,000 was due to the HCP consolidation. Development fees increased $304,000 and is due to new development contract management revenue for managing the development and construction of new third-party owned senior living communities.

         Expenses. Total expenses were $25,904,000 in 1997 compared to $17,772,000 in 1996, representing an increase of $8,132,000, or 45.8%. The inclusion of HCP expenses from January 1, 1997 contributed $6,538,000 of the increase. Operating expenses increased $6,676,000 of which $4,251,000 is a result of the HCP consolidation, $1,561,000 due to Maryland Gardens operating expenses, and an increase in development operating expenses of $631,000 owing to increased development operations. General and administrative expenses increased $819,000, which was due to the HCP consolidation of $1,078,000 offset by an overall decrease in general and administrative expenses. Depreciation and amortization increased $637,000, of which $1,209,000 is related to the HCP consolidation, offset by a $572,000 decrease in CSLC's depreciation which is primarily due to the sale of CSLC's multi-family rental properties in November 1996.

         Other income and expenses. Interest income increased $2,754,000, primarily as a result of CSLC's increase in interest income of $1,116,754 associated with its investment in U.S. Treasury Bills, $1,230,000 as a result of the Company's increase in interest income associated with its increased investment in NHP Notes combined with the commencement of accruing a portion of the deferred income on the these notes beginning in April 1997, as a result of NHP's improved financial position and performance and increased valuation of the underlying properties, $288,361 associated with income from temporary investment of net proceeds from the Offering for November and December 1997, and the consolidation of HCP of $359,000. Interest expense increased $1,801,000 as a result of higher debt balances including the LBHI Loan borrowings on July 1, 1997 and $679,000 as a result of the HCP consolidation. Income from equity in earnings on investments decreased $459,000 as a result of the HCP consolidation on January 1, 1997. In connection with the sale of its investment in HCP to the Company immediately following completion of the Offering, CSLC incurred short swing profits, as defined by the Securities and Exchange Commission, and was, accordingly, required to remit such profits to HCP which recorded the remittance as other income. A gain of $438,000 was recorded on November 1, 1996, as a result of the sale of multi-family properties with no corresponding gain being realized in 1997.

         Minority interest. Minority interest in limited partnerships increased $712,000 primarily as a result of the HCP consolidation.

         Provision for income taxes. Provision for income taxes was approximately $793,000 in 1997 compared to no provision in 1996. As a result of the Formation Transactions, the Company and its consolidated subsidiaries were converted from S corporations that are taxed at the shareholder level to C corporations that are subject to corporate income taxes. Accordingly, a provision for federal and state income taxes is provided on earnings after the Formation Transactions.

         Net income. As a result of the foregoing factors, net income increased $1,628,000 to $3,681,000 for 1997 from $2,053,000 for 1996.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1995

         Revenues. Total revenues were $19,899,000 in 1996 compared to $18,118,000 in 1995, representing an increase of $1,781,000, or 9.8%. Resident and health care revenue increased $454,000 as a result of $241,000 of 1996 revenues associated with the home health care business established in 1996 and a $213,000 increase in CSLC's senior living and health care revenues caused primarily by increased rates. Rental and lease income decreased $130,000 as a result of the sale of CSLC's multi-family properties on November 1, 1996. Unaffiliated management services revenue increased $801,000 due to the 15 third-party management contracts added in 1996. Affiliated management services revenue decreased by $70,000, with $181,000 of the decrease a result of the sale of two HCP managed properties in 1995 and 1996, offset by improved occupancies in managed properties and an overall increase in management fees to unconsolidated affiliates of $110,000. Development fees of $673,000 in 1996 were due to new development contract management revenue for managing the development and construction of new third-party owned senior living communities.

         Expenses. Total expenses were $17,772,000 in 1996 compared to $16,427,000 in 1995, representing an increase of $1,345,000, or 8.2%. Operating expenses increased $511,000 as a result of $142,000 of expenses associated with property development and $218,000 of expenses due to the home health care businesses established in 1996, and a $150,000 increase in expenses related to increased resident and health care revenues. General and administrative expenses increased $1,129,000. This increase was due to an increase in officers' salaries and bonuses and an increase in other general and administrative expenses of $733,000, which was primarily the result of expanded business operations. Depreciation and amortization decreased $295,000 and was primarily related to decreases in depreciation of $245,000 associated with multi-family rental properties sold on November 1, 1996, and amortization of deferred income associated with the equity method of accounting of acquired interests in HCP in 1996 of $119,000, offset by a $69,000 increase in amortization expense.

         Other income and expenses. Interest and other income increased $106,000 primarily as a result of increased income associated with investment of cash reserves and interest received on CSLC's investment in the NHP Notes. Interest expense decreased $57,000 primarily as a result of the retirement of the mortgage loans associated with the properties sold on November 1, 1996. Equity in earnings on investments was $459,000 in 1996 as a result of the application of the equity method of accounting for CSLC's investment in HCP in the first quarter of 1996. A gain of $438,000 was recorded on November 1, 1996 as a result of the sale of properties with no corresponding gains being realized in 1995.

         Provision for income taxes. Prior to February 1, 1995, one of the Company's predecessor entities (Capital Senior Living, Inc.) incurred federal and state income taxes. Effective February 1, 1995, Capital Senior Living, Inc. became an S corporation and consequently was not subject to income taxes after February 1, 1995. CSLC and HCP are not subject to Federal income taxes as the partners are responsible for their respective shares of partnership net income or loss for income tax purposes and the companies owned by HCP did not generate taxable income for Federal income tax purposes. As a result, the provision for income taxes decreased from $18,000 in 1995 to no tax provision in 1996.

         Minority interest. Minority interest in combined partnerships increased $464,000 in 1996 primarily as a result of increased earnings of CSLC offset by a decrease in minority interest from 42.6% in 1995 to 37.2% in 1996.

         Net income. As a result of the foregoing factors, net income increased $1,050,000 or 104.7% to $2,053,000 for 1996 from $1,003,000 for 1995.

QUARTERLY RESULTS

         The following table presents certain quarterly financial information for the four quarters ended December 31, 1997 and 1996. This information has been prepared on the same basis as the audited Consolidated Financial Statements of the Company appearing elsewhere in this report and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the audited Consolidated Financial Statements of the Company and the related notes thereto.

                                                     1997 Calendar Quarters
                                             ----------------------------------------
                                              First     Second      Third     Fourth
                                             ------     ------     ------     -------
                                             (in thousands, except per share amounts)
Total revenues .........................     $7,091     $7,977     $7,652     $ 7,990
Income from operations .................      1,124        980        959       1,743
Net income .............................        583        630        797       1,671
Net income per share ...................     $ 0.06     $ 0.07     $ 0.09     $  0.10
Weighted average shares outstanding ....      9,367      9,367      9,367      16,440

                                                     1996 Calendar Quarters
                                             ----------------------------------------
                                              First     Second      Third      Fourth
                                             ------     ------     ------     -------
                                                         (in thousands)
Total revenues .........................     $4,754     $4,758     $4,855     $ 5,532
Income from operations .................        481        393        157       1,096
Net income .............................     $  313     $  467     $   24     $ 1,249

LIQUIDITY AND CAPITAL RESOURCES

         As described in the notes to the accompanying consolidated financial statements, the Company repaid all of its notes payable to affiliates and the mortgage loan payable to Lehman Brothers Holdings, Inc. with proceeds from the Offering in November 1997 leaving only the mortgage property loans of HCP outstanding thereafter. The Company also secured a three year revolving line of credit of $20 million which may be used for acquisition of additional interest in HCP and NHP, expansion of owned communities, acquisition of additional properties and general working capital purposes.

         In addition to approximately $48 million of cash balances on hand as of December 31, 1997, after payment of all Formation Transactions and expenses associated with the Offering, the Company's principal sources of liquidity are expected to be cash flows from operations and amounts available for borrowing under its $20 million revolving line of credit. There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that the Company will be able to meet its anticipated need for working capital.

         The Company derives the benefits and bears the risk attendant to the communities it owns. The cash flows and profitability of owned communities depends on the operating results of such communities and are subject to certain risks of ownership, including the need for capital expenditures, financing and other risks such as those relating to environmental matters.

         The cash flows and profitability of the Company's owned communities that are leased to third parties depend on the ability of the lessee to make timely lease payments. At December 31, 1997, HCP was operating one of its properties and had leased seven of its owned properties under triple net leases to third parties until year 2000 or 2001. Four of these properties are leased until year 2001 to HealthSouth Rehabilitation Corp. ("HealthSouth"), which provides acute spinal injury intermediate care at these properties. HealthSouth closed one of these facilities in 1994 and closed another facility in February of 1997 due to low occupancy. HealthSouth has continued to make lease payments on a timely basis for all four properties. Should the operators of the leased properties default on payment of their lease obligations prior to termination of the lease agreements, six of the seven lease contracts contain a continuing guarantee of payment and performance by the parent company of the operators, which the Company intends to pursue in the event of default. Following termination of these leases, the Company intends to convert and operate the facilities as assisted living and Alzheimer's care facilities. HCP's facility leases are all current in their lease obligations to HCP. The lessee for one property continues to fund a deficit between the required lease payment and operators' cash flow.

         The cash flows and profitability of the Company's third-party management fees are dependent upon the revenues and profitability of the communities managed. While the management contracts are generally terminable only for cause, in certain cases the contracts can be terminated upon the sale of a community, subject to the Company's rights to offer to purchase such community.

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

         On September 16, 1997, the Company and Tri Point Communities, L.P. ("Tri Point"), a limited partnership owned by the Company's founders (Messrs. Beck and Stroud) and their affiliates, entered into a Development and Turnkey Services Agreement in connection with the development and management of the Company's planned new communities (Waterford Communities) where Tri Point will own and finance the construction of planned new Waterford Communities. In connection with these communities the Company will have an option to purchase the communities developed by Tri Point upon their completion at a price equal to fair market value (based upon a third-party appraisal). The Company has made no determination as to whether it will exercise its purchase options. The Company believes that the arrangement with Tri Point provides it with an attractive mechanism to develop new communities without employing its own capital and which will not be dilutive to earnings during the development and lease-up phases. Further, the Company will receive development fees of between 4% and 7% of total project costs. Tri Point has received and accepted commitments for loan facilities aggregating up to $100 million to fund its development activities.

         Effective April 1, 1998, Tri Point will be reorganized and the interests of Messrs. Beck and Stroud will be sold at their cost to Triad Senior Living, Inc. and its affiliates, which are unrelated third-parties. Triad Senior Living, Inc. and its affiliates have previously owned, developed, operated and sold senior living communities for their own account. Tri Point will be renamed Triad

Senior Living, L.P. ("Triad"). The new general partner of Triad, owning 1%, will be Triad Senior Living, Inc. The limited partners will be Blake N. Fail (principal owner of Triad Senior Living, Inc.), owning 80%, and a wholly owned subsidiary of the Company, owning 19%. Triad will continue to be bound by the existing Development and Turnkey Services Agreement and all existing development agreements, except the development fee will be reduced from 7% to 4%, but will include reimbursements for expenses and overhead. Triad will also continue to be bound by all existing property management agreements. The Company's subsidiary will have an option to purchase the partnership interests of Triad Senior Living, Inc. and Blake N. Fail for an amount equal to the amount such party paid for its interest, plus non-compounded interest of 12% per annum. The property management agreements also provide the Company with an option to purchase the communities developed by Triad upon their completion for an amount equal to the fair market value (based on a third-party appraisal but not less than hard and soft costs and lease-up costs). The Company has made no determination as to whether it will exercise its purchase options. The Company will evaluate the possible exercise of each purchase option based upon the business and financial factors which may exist at the time those options may be exercised.

         Net cash provided by operating activities of $9,684,000 for the year ended December 31, 1997 increased $5,782,000, or 148%, over that of the comparable year ended December 31, 1996, which was primarily comprised of increased cash flow created by improved earnings of $3,855,000 (after non-cash adjustments) combined with $1,927,000 of cash provided by a comparative decrease in working capital.

         Net cash used in investing activities of $81,502,000 for the year ended December 31, 1997 increased $79,799,000 over that of the comparable year ended December 31, 1996. This increase was comprised of increased capital expenditures of $1,589,000 primarily related to the Cottonwood expansion, the lack of comparable proceeds from sale of properties in 1997 compared to 1996's proceeds of $2,549,000 (1996 sale of multi-family properties), an increase in investments in 1997 in limited partnerships (CSLC, HCP and NHP pension notes) of $12,208,000, the $64,203,000 investment by the Company in restricted cash securities from the proceeds obtained from the LBHI Loan and cash paid for the November 1997 purchase of assets acquired from CSLC and cash not retained offset by HCP's beginning cash balance of $8,995,000 as a result of the consolidation of HCP at January 1, 1997.

         Net cash provided by financing activities of $109,125,000 for the year ended December 31, 1997 increased $110,521,000 over that of the comparable year ended December 31, 1996. This increase was due to $110,331,000 of net proceeds received by the Company in November 1997 from the Offering.

YEAR 2000 ISSUE

         The Company has developed a plan to modify its information technology to be ready for the year 2000. The Company relies upon PC-based systems and does not expect to incur material costs to transition to Year 2000 compliant systems in its internal operations. The Company does not expect this project to have a significant effect on operations. The Company will continue to implement systems and all new investments are expected to be with Year 2000 compliant software.

IMPACT OF INFLATION

         To date, inflation has not had a significant impact on the Company. Inflation could, however, affect the Company's future revenues and results of operations because of, among other things, the Company's dependence on senior residents, many of whom rely primarily on fixed incomes to pay for the Company's services. As a result, during inflationary periods, the Company may not be able to increase resident service fees to account fully for increased operating expenses. In structuring its fees, the Company attempts to anticipate inflation levels, but there can be no assurance that the Company will be able to anticipate fully or otherwise respond to any future inflationary pressures.

FORWARD LOOKING STATEMENTS

         Certain information contained in this report constitutes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The Company cautions readers that forward looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are included under Item 14 of this Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information contained under the caption "Election of Directors" in the Proxy Statement is incorporated herein by reference in response to this Item
10. See also Item 1.

ITEM 11.  EXECUTIVE COMPENSATION

         Information contained under the captions "Executive Compensation" and "Election of Directors" in the Proxy Statement is incorporated herein by reference in response to this Item 11.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information contained under the caption "Principal Stockholders" in the Proxy Statement is incorporated herein by reference in response to this
Item 12.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference in response to this Item 13.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

(1)      Financial Statements:

                  The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements at page F-1.

(2)      Financial Statement Schedules:

                  All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3)      Exhibits:

                  The exhibits listed on the accompanying index to exhibits at page E-1 are filed as part of this Report.

(4) The Company did not file any reports on Form 8-K during the quarterly period ended December 31, 1997.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1998.


                                            CAPITAL SENIOR LIVING CORPORATION


                                            By: /s/ Jeffrey L. Beck
                                               ---------------------------------
                                                    Jeffrey L. Beck
                                                    Co-Chairman of the Board and
                                                    Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature to this report appears below hereby appoints Jeffrey L. Beck and James A. Stroud and each of the, any one of whom may act without the joinder of the other, as his or her attorney-in-fact to sign on his behalf, individually and in each capacity stated below, and to file all amendments to this report, which amendment or amendments may make such changes in and additions to the report as any such attorney-in-fact may deem necessary or appropriate.


        Signature                                  Title                                         Date
        ---------                                  -----                                         ----
/s/ Jeffrey L. Beck                         Co-Chairman of the Board, Chief                  March 27, 1998
---------------------------------           Executive Officer (Principal
Jeffrey L. Beck                             Executive Officer)


/s/ James A. Stroud                         Co-Chairman of the Board, Chief                  March 27, 1998
---------------------------------           Operating Officer
James A. Stroud

/s/ Lawrence A. Cohen                       Vice Chairman, Chief Financial                   March 27, 1998
---------------------------------           Officer (Principal Financial and
Lawrence A. Cohen                           Accounting Officer)

/s/ Dr. Gordon I. Goldstein                 Director                                         March 27, 1998
---------------------------------
Dr. Gordon I. Goldstein

/s/ J. Frank Miller, III                    Director                                         March 27, 1998
---------------------------------
J. Frank Miller, III

/s/ James A. Moore                          Director                                         March 27, 1998
---------------------------------
James A. Moore

/s/ Dr. Victor W. Nee                       Director                                         March 27, 1998
---------------------------------
Dr. Victor W. Nee


                        INDEX TO FINANCIAL STATEMENTS


                                                                                                   PAGE
                                                                                                   ----
Consolidated Financial Statements of Capital Senior Living Corporation

  Report of Ernst & Young LLP, Independent Auditors......................................           F-2

  Report of KPMG Peat Marwick LLP, Independent Auditors..................................           F-3

  Consolidated Balance Sheets - December 31, 1997 and 1996...............................           F-4

  Consolidated Statements of Income - December 31, 1997, 1996 and 1995...................           F-5

  Consolidated Statements of Equity - December 31, 1997, 1996 and 1995...................           F-6

  Consolidated Statements of Cash Flows - December 31, 1997, 1996 and 1995...............           F-7

  Notes to Consolidated Financial Statements.............................................           F-8


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders
Capital Senior Living Corporation

    We have audited the accompanying consolidated balance sheets of Capital Senior Living Corporation as of December 31, 1997 and 1996, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of HealthCare Properties, L.P. and subsidiaries, a 56% owned subsidiary, which statements reflect total assets of $32,801,853 as of December 31, 1997, and total revenues of $8,977,628 for the year ended December 31, 1997. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for HealthCare Properties, L.P., is based solely on the report of other auditors.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

    In our opinion based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Senior Living Corporation as of December 31, 1997 and 1996, and the results of their consolidated operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                            Ernst & Young LLP

Dallas, Texas
February 6, 1998

                          INDEPENDENT AUDITORS' REPORT

The Partners
HealthCare Properties, L.P.

    We have audited the accompanying consolidated balance sheet of HealthCare Properties, L.P. and subsidiaries (a Delaware limited partnership) as of December 31, 1997, and the related consolidated statements of income, partnership equity, and cash flows for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthCare Properties, L.P. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

                                         KPMG Peat Marwick LLP

Dallas, Texas
February 4, 1998

                        CAPITAL SENIOR LIVING CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                      ASSETS


                                                                                              DECEMBER 31,
                                                                                         -----------------------
                                                                                         1997               1996
                                                                                         ----               ----
Current assets:
   Cash and cash equivalents.................................................        $ 48,125,225      $ 10,818,512
   Cash, restricted..........................................................                   -           206,376
   Accounts receivable, net..................................................           1,966,357           607,028
   Accounts receivable from affiliates.......................................              26,696            90,075
   Deferred taxes............................................................               8,280                 -
   Prepaid expenses and other................................................             481,149           121,993
                                                                                     ------------       -----------
     Total current assets....................................................          50,607,707        11,843,984
Deferred taxes...............................................................          10,090,997                 -
Property and equipment, net..................................................          41,120,448        12,668,539
Investments in limited partnerships .........................................          13,741,940         8,275,920
Management contract rights, net..............................................             243,559           291,487
Goodwill, net................................................................           1,257,595                 -
Deferred financing charges, net..............................................             108,435           106,440
Other assets.................................................................             200,229            16,644
                                                                                     ------------       -----------
       Total assets..........................................................        $117,370,910       $33,203,014
                                                                                     ============       ===========

                                              LIABILITIES AND EQUITY

Current liabilities:
   Accounts payable..........................................................      $    2,566,392     $     396,867
   Accrued expenses..........................................................           1,259,410         1,084,686
   Line of credit............................................................           1,830,130                 -
   Current portion of notes payable to affiliates............................                   -           465,091
   Current portion of notes payable..........................................             932,664                 -
   Customer deposits.........................................................             277,413           248,458
   Federal and state income taxes payable....................................             831,682                 -
   Due to affiliates.........................................................              50,064            81,456
                                                                                     ------------       -----------
       Total current liabilities.............................................           7,747,755         2,276,558
Deferred income .............................................................             231,256         3,400,684
Notes payable to affiliates, net of current portion..........................                   -           201,390
Notes payable, net of current portion .......................................           5,744,767                 -
Minority interest in consolidated partnerships ..............................          11,087,512        10,123,858
Commitments and contingencies
Equity:
   Partners' capital.........................................................                   -        17,257,778
   Preferred stock, $.01 par value:
     Authorized shares - 15,000,000; no shares issued or outstanding.........                   -                 -
   Common stock, $.01 par value:
     Authorized shares - 65,000,000
       Issued and outstanding shares - 19,717,347 in 1997
         and 1,680,000 in 1996...............................................             197,173            16,800
   Additional paid-in capital................................................          91,740,251            26,558
   Retained earnings (deficit)...............................................             622,196          (100,612)
                                                                                     ------------       -----------
       Total equity..........................................................          92,559,620        17,200,524
                                                                                     ------------       -----------
       Total liabilities and equity..........................................        $117,370,910       $33,203,014
                                                                                     ============       ===========

                             See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                 YEAR ENDED DECEMBER 31,
                                                                           ----------------------------------
                                                                           1997           1996           1995
                                                                           ----           ----           ----

Revenues:
  Resident and health care revenue...............................      $ 21,206,865   $ 13,691,984    13,237,891
  Rental and lease income........................................         4,275,611      1,101,317     1,230,859
  Unaffiliated management services revenue.......................         1,919,618        800,961             -
  Affiliated management services revenue.........................         1,378,444      2,708,077     2,778,644
  Development fees...............................................           976,694        673,587             -
  Other..........................................................           952,650        923,700       870,717
                                                                       ------------   ------------   -----------
       Total revenues............................................        30,709,882     19,899,626    18,118,111
Expenses:
  Operating expenses.............................................        17,474,127     10,798,431    10,286,743
  General and administrative expenses............................         6,311,986      5,492,873     4,363,707
  Depreciation and amortization..................................         2,117,288      1,481,056     1,776,268
                                                                       ------------   ------------   -----------
       Total expenses............................................        25,903,401     17,772,360    16,426,718
                                                                       ------------   ------------   -----------
Income from operations...........................................         4,806,481      2,127,266     1,691,393
Other income (expense):
  Interest income................................................         3,185,815        432,342       367,715
  Interest expense...............................................        (2,022,494)      (221,521)     (278,065)
  Gain on sale of properties.....................................                 -        437,819             -
  Equity in earnings on investments..............................                 -        458,992             -
  Other..........................................................           440,007         42,042             -
                                                                       ------------   ------------   -----------
Income before income taxes and minority interest in
  consolidated partnerships......................................         6,409,809      3,276,940     1,781,043
Provision for income taxes.......................................          (792,524)             -       (18,242)
                                                                       ------------   ------------   -----------
Income before minority interest in consolidated partnerships.....         5,617,285      3,276,940     1,762,801
Minority interest in consolidated partnerships...................        (1,936,122)    (1,223,997)     (759,407)
                                                                       ------------   ------------   -----------
Net income.......................................................      $  3,681,163   $  2,052,943   $ 1,003,394
                                                                       ============   ============   ===========

Net income per share:
  Basic and diluted..............................................      $       0.33
                                                                       ============
   Weighted average shares outstanding...........................        11,150,087
                                                                       ============
Pro forma net income (unaudited):
  Net income.....................................................      $  3,681,163   $  2,052,943
  Pro forma income taxes.........................................          (964,776)      (810,912)
                                                                       ------------   ============
Pro forma net income.............................................      $  2,716,387   $  1,242,031
                                                                       ============   ============

                            See accompanying notes.

                                      F-5

                        CAPITAL SENIOR LIVING CORPORATION

                        CONSOLIDATED STATEMENTS OF EQUITY


                                                            COMMON STOCK         ADDITIONAL      RETAINED
                                           PARTNERS'     --------------------      PAID-IN       EARNINGS
                                            CAPITAL      SHARES        AMOUNT      CAPITAL       (DEFICIT)     TOTAL
                                            -------      ------        ------      -------       ---------     -----
Balance at January 1, 1995.............  $12,257,996    1,680,000   $   16,800  $   (13,242)   $  233,738    $12,495,292
   Dividend upon acquisition of
     management contract rights........            -            -            -            -      (517,719)      (517,719)
   Purchase of BUCs....................    1,466,411            -            -            -             -      1,466,411
   Net income..........................      931,262            -            -            -        72,132      1,003,394
                                         -----------   ----------   ----------  -----------    ----------    -----------
Balance at December 31, 1995...........   14,655,669    1,680,000       16,800      (13,242)     (211,849)    14,447,378
   Issuance of common stock ...........            -            -            -       16,800             -         16,800
   Capital contributions...............            -            -            -       23,000             -         23,000
   Purchase of BUCs ...................      660,403            -            -            -             -        660,403
   Net income..........................    1,941,706            -            -            -       111,237      2,052,943
                                         -----------   ----------   ----------  -----------    ----------    -----------
Balance at December 31, 1996...........   17,257,778    1,680,000       16,800       26,558      (100,612)    17,200,524
   Purchase of BUCs ...................      374,867            -            -            -             -        374,867
   Distributions prior to Offering ....            -            -            -                   (457,647)      (457,647)
   Issuance of stock resulting from
     Formation.........................            -    7,687,347       76,873      (76,873)            -              -
   Issuance of stock in Offering, net..            -   10,350,000      103,500  110,227,415             -    110,330,915
   Equity not retained in Asset
     Purchase..........................  (20,133,353)           -            -  (18,436,849)            -    (38,570,202)
   Net income..........................    2,500,708            -            -            -     1,180,455      3,681,163
                                         -----------  -----------   ----------  -----------    ----------    -----------
Balance at December 31, 1997...........  $         -   19,717,347   $  197,173  $91,740,251    $  622,196    $92,559,620
                                         ===========  ===========   ==========  ===========    ==========    ===========

                             See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                YEAR ENDED DECEMBER 31,
                                                          ---------------------------------
                                                          1997          1996          1995
                                                          ----          ----          ----
OPERATING ACTIVITIES
Net income.......................................      $ 3,681,163   $ 2,052,943   $ 1,003,394
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation...................................        1,894,665     1,397,258     1,632,371
  Amortization...................................          222,623        83,798       143,897
  Deferred income tax benefit....................          (39,158)            -             -
  Non cash interest expense......................                -             -         1,616
  Minority interest in consolidated
    partnerships.................................        1,936,122     1,223,997       759,407
  Equity in earnings on investments..............                -      (458,992)            -
  Gain on sale of properties.....................                -      (437,819)            -
  Provision for bad debts........................           43,254        22,312        71,098
  Changes in operating assets and
    liabilities:
     Cash, restricted............................          186,416        (2,588)     (152,803)
     Accounts receivable.........................       (1,556,965)     (219,854)     (215,233)
     Accounts receivable from affiliates.........           90,955        58,811      (294,237)
     Federal and state income taxes payable......          831,682             -             -
     Prepaid expenses and other..................         (373,006)       23,359       (36,141)
     Other assets................................         (184,910)      (14,940)        6,766
     Accounts payable............................        2,698,550        85,328       256,183
     Accrued expenses............................           23,529        (5,402)   (1,136,510)
     Customer deposits...........................           28,955        32,295        26,204
     Deferred income.............................          231,256             -             -
     Due to affiliates...........................          (31,392)       61,310       655,936
                                                       -----------   -----------   -----------
Net cash provided by operating activities........        9,683,739     3,901,816     2,721,948
INVESTING ACTIVITIES
Capital expenditures.............................       (2,441,106)     (851,732)     (400,701)
Proceeds from sale of properties.................                -     2,549,352             -
Cash acquired upon acquisition of HCP............        8,995,455             -             -
Investment in restricted cash equivalents........      (64,202,763)            -             -
Cash paid for Asset Purchase and cash not retained      (8,244,077)            -             -
Investments in limited partnerships..............      (15,609,034)   (3,401,207)     (896,405)
                                                       -----------   -----------   -----------
Net cash used in investing
  activities.....................................      (81,501,525)   (1,703,587)   (1,297,106)
FINANCING ACTIVITIES
Proceeds from notes payable and line of credit...       78,663,883   $         -   $         -
Repayments of notes payable and line of credit...      (77,363,736)     (145,319)      (58,565)
Repayments of notes payable to affiliates........       (1,166,481)     (455,592)      (65,091)
Proceeds from notes payable to affiliates........          500,000       470,000       250,000
Distributions to minority partners...............         (224,795)            -             -
Distributions prior to Offering..................         (457,647)            -             -
Issuance of common stock, net....................      110,330,915        16,800             -
Capital contribution.............................                -        23,000             -
Repurchase of BUCs...............................         (960,752)   (1,262,355)            -
Deferred loan charges paid.......................         (196,888)      (42,953)     (130,829)
Cash portion of dividend ........................                -             -      (202,698)
                                                       -----------   -----------   -----------
Net cash provided by (used in) financing
  activities.....................................      109,124,499    (1,396,419)     (207,183)
                                                       -----------   -----------   -----------
Increase in cash and cash
  equivalents....................................       37,306,713       801,810     1,217,659
Cash and cash equivalents at beginning of
  year...........................................       10,818,512    10,016,702     8,799,043
                                                       -----------   -----------   -----------
Cash and cash equivalents at end of
  year...........................................      $48,125,225   $10,818,512   $10,016,702
                                                       ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
  Interest.......................................      $ 2,041,366   $   188,510   $   276,062
                                                       ===========   ===========   ===========
  Income taxes...................................      $         -   $         -   $    21,633
                                                       ===========   ===========   ===========

                             See accompanying notes

                        CAPITAL SENIOR LIVING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION, FORMATION AND INITIAL PUBLIC OFFERING

    Capital Senior Living Corporation, a Delaware corporation, was incorporated on October 25, 1996. The accompanying financial statements include the consolidated financial statements of Capital Senior Living Corporation (Corporation); Capital Senior Living Properties including HealthCare Properties, L.P. (HCP) (as of January 1, 1997).; Capital Senior Living, Inc. (Living); Quality Home Care, Inc. (Quality); Capital Senior Development, Inc. (Development); Capital Senior Management 1, Inc. (Management 1); and Capital Senior Management 2, Inc. (Management 2) (collectively referred to with Capital Senior Living Corporation as the Company). The accompanying financial statements are presented on a combined basis prior to November 5, 1997, and include Capital Senior Living Communities, L.P. (CSLC) through that date. CSLC included the accounts of CSLC and HCP. All intercompany balances and transactions have been eliminated in consolidation.

    The Company is a provider of senior living services. The Company owns, operates and manages senior living communities throughout the United States.

    The Company has completed the registration of its common stock in an initial public offering (Offering) on November 5, 1997. Simultaneously with the closing of the Offering, Corporation acquired Living, Quality, Development, Management 1, and Management 2 (Formation) in exchange for 7,687,347 shares of common stock and a note payable for $18,076,380 (Formation Note) to Jeffrey L. Beck and James
A. Stroud or a related trust (collectively, the Stockholders) and Lawrence A. Cohen, all officers of the Company. Additionally, Corporation purchased substantially all of the assets, other than working capital items, of CSLC (the Asset Purchase) for the assumption of a $70,833,752 note payable and a cash payment of $5,782,927. The Stockholders owned 46% of the common stock of the Company after the Offering.

    Due to all of these entities being under the common control of the Stockholders for all periods presented prior to the offering, these consolidated financial statements reflect the assets and liabilities at their historical values and the accompanying consolidated statements of income, equity, and cash flows reflect the consolidated results for the periods indicated even though they have historically operated as separate entities prior to the Formation. The Formation was accounted for at historical cost in a manner similar to a pooling of interests to the extent of the percentage ownership by the Stockholders. The Asset Purchase was recorded at fair value to the extent of the minority interest. A step-up in basis of $9,282,202 was recorded for property and equipment and $2,692,669 for the investment in NHP Notes. Additionally, a deferred tax asset of $10,060,119 and goodwill of $1,264,881 was recorded. Assets that were not acquired from CSLC in the Asset Purchase that were combined in the financial statements until such date were charged to paid-in capital. CSLC's assets included investments in HCP and NHP Retirement Housing Partners I, L.P. (NHP) which were acquired in the Asset Purchase. NHP owns a portfolio of five independent senior living communities.

    As of December 31, 1997, the Company had increased its ownership in HCP to 56% of the limited partner units. In the accompanying consolidated financial statements, HCP is consolidated as though a controlling financial interest in HCP had been acquired by the Company at January 1, 1997. At December 31, 1996 and 1995, the Company owned approximately 31% and 6% of HCP's limited partner units, respectively. Preacquisition earnings for 1997 applicable to HCP are included in minority interest.

    HCP is a Delaware limited partnership established for the purpose of acquiring, leasing, and operating existing or newly constructed long-term health care properties. One property is operated by HCP and seven properties are leased to qualified operators who provide specialized health care services. Capital Realty Group Senior Housing, Inc. (Housing), an entity controlled by the Stockholders, is the general partner.

                        CAPITAL SENIOR LIVING CORPORATION

    The general partner of CSLC is Retirement Living Communities, L.P., an Indiana limited partnership (RLC). RLC is owned by the Stockholders. Additionally, CSLC has issued 1,264,000 Beneficial Unit Certificates (BUCs). At December 31, 1996 and 1995, BUCs outstanding were 1,172,146 and 1,264,000, respectively. At December 31, 1996 and 1995, James A. Stroud, Jeffrey L. Beck, and RLC collectively owned 63.4% and 57.4% of the outstanding BUCs, respectively.

    Prior to February 1, 1995, Living's operations were limited to payroll services provided to affiliated entities. On February 1, 1995, Living acquired 14 management contracts from Housing in exchange for a note payable to Housing of $467,164. The acquisition was accounted for in a manner similar to a pooling of interests as it was under the common control of the Stockholders. Accordingly, the management contracts were recorded at Housing's historical basis and the financial statements were restated to include the operations stemming from the management contracts for all periods prior to the February 1, 1995 acquisition date. Effective February 1, 1995, a dividend of $517,719 (including cash of $202,698) was recorded to eliminate the carrying value of the net assets of the business stemming from the property management contracts which were not acquired.

    HCP and NHP are subject to the reporting obligations of the Securities and Exchange Commission.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

    Investments with original maturities of three months or less are considered to be cash equivalents. The Company has deposits in banks which exceed Federal Deposit Insurance Corporation insurance limits. Management believes that credit risk related to these deposits is minimal.

Property and Equipment

    Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, which range from three to 31 years.

Management Contract Rights and Goodwill

    Management contract rights are stated at cost and amortized on a straight-line basis over their respective contract lives. Accumulated amortization for management contract rights at December 31, 1997 and 1996, was $272,604 and $224,676, respectively. Goodwill is the excess purchase price over the fair value of the assets acquired in the Asset Purchase to the extent of the minority interest and is amortized over 30 years on a straight-line basis. Accumulated amortization for goodwill at December 31, 1997, was $7,286.

    At each balance sheet date, the Company reviews the carrying value of its management contract rights, goodwill and property and equipment to determine if facts and circumstances suggest that they may be impaired or that the amortization or depreciation period may need to be changed. The Company considers external factors relating to each intangible asset, including contract changes, local market developments, and other publicly available information. If these external factors indicate the intangible assets and property and equipment will not be recoverable, the carrying value of the intangible assets and property and equipment will be analyzed and adjusted accordingly. During 1996 and 1995, management contract rights of $44,755 and $52,771, respectively, were written off due to the termination of certain contracts which has been reflected as additional amortization expense. The Company does not believe there are any indicators that would require an adjustment to the carrying value of the management contract rights, goodwill or property and equipment or their remaining useful lives as of December 31, 1997 or 1996.

                        CAPITAL SENIOR LIVING CORPORATION

Income Taxes

    The Company accounts for income taxes under the liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

    CSLC and HCP are partnerships and, consequently, are not subject to income taxes. Taxable income or loss is directly allocated to the individual partners.

    Prior to the Formation, Living, Quality, Development, Management 1, and Management 2 were S corporations and consequently, were not subject to income taxes. Thus, taxable income or loss is directly allocated to the individual stockholders. Upon Formation, these corporations converted from S corporations to C corporations. A deferred tax benefit of $41,085 was recorded in the consolidated statements of income upon conversion. Prior to February 1, 1995, Living was subject to federal and state income taxes.

Revenue Recognition

    Resident and healthcare revenue is recognized at estimated net realizable amounts due from residents in the period to which the rental and other services are provided.

    Revenues from the Medicare and Medicaid programs accounted for 22% in 1997 (that also related to exceptions granted for 1992 and 1994, as discussed below,) and less than 10% in 1996 and 1995 of the Company's net revenues. One community is a provider of services under the Indiana Medicaid program. Accordingly, the community is entitled to reimbursement under the foregoing program at established rates which are lower than private pay rates. Patient service revenue for Medicaid patients is recorded at the reimbursement rates as the rates are set prospectively by the state upon the filing of an annual cost report. Two communities are providers of services under the Medicare program and are entitled to reimbursement under the foregoing programs in amounts determined based on the filing of an annual cost report prepared in accordance with Federal regulations, which reports are subject to audit and retroactive adjustments in future periods. Revenue from the Medicare program is recorded at established rates and adjusted for differences between such rates and estimated amounts reimbursable from the program. Any differences between estimated and actual reimbursements are included in operations in the year of settlement, which have not been material. Under Federal regulations, Medicare reimbursements to these facilities are limited to routine cost limits determined on a geographical region. The Company has filed exception reports to request reimbursement in excess of its routine cost limits for the years 1992 through 1996, as of December 31, 1997, and recorded $345,831 in 1997, as a result of being granted exception requests for 1992 and 1994. There can be no assurance that an exception to a facility's routine cost limits will be granted. CSLC retained cost report exposure for cost years prior to the Offering.

    Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

    Management services revenue, resident and healthcare revenue, and development fees are recognized when earned. Management services revenue relates to providing certain management and administrative support services under management contracts, which have terms expiring through 2002 and provide for termination fees upon early cancellation. Management services revenue are shown net of reimbursed expenses. The reimbursed expenses to affiliates were $3,892,526, $6,477,199 and $7,015,250, for the years ended December 31, 1997,
1996 and 1995, respectively. Reimbursed expenses to unaffiliated parties were $8,941,343, $2,600,529 and $-0-, for the years ended December 31, 1997, 1996 and
1995, respectively.

                        CAPITAL SENIOR LIVING CORPORATION

Credit Risk

    The Company's receivables are generally due within 30 days. The Company does not require collateral. Credit losses have been within management's expectations, and management believes that the allowance for doubtful accounts adequately provides for any expected losses.

Advertising

    Advertising expenses are expensed as incurred. Advertising expenses for the years ended December 31, 1997, 1996 and 1995 were $336,738, $210,028 and
$223,862, respectively.

Net Income Per Share

    Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share considers the dilutive effect of outstanding options calculated using the treasury stock method.

    Net income per share for periods prior to 1997 are not comparable to subsequent period amounts due to the Company's Formation and Offering in October 1997 and, consequently, are not included.

Stock-Based Compensation

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. In accordance with APB 25, since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FASB 123").

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncements

    The Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, both effective for fiscal 1998. Statement No. 130 requires reporting and display of comprehensive income and its components in the financial statements. Statement No. 131 requires reporting about operating segments and other disclosures about the business in its annual and interim financial statements. These new Statements will only expand the Company's disclosures with respect to these items.

                        CAPITAL SENIOR LIVING CORPORATION

3. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:


                                                                                              DECEMBER 31,
                                                                                        --------------------------
                                                                                           1997           1996
                                                                                        ------------   -----------
Land................................................................................    $  2,777,087   $   879,723
Land improvements...................................................................           3,906       127,481
Buildings and building improvements.................................................      47,562,214    13,562,383
Furniture and equipment.............................................................       2,387,485     4,606,048
Construction in process.............................................................       2,049,574       280,946
                                                                                        ------------   -----------
                                                                                          54,780,266    19,456,581
Less accumulated depreciation.......................................................      13,659,818     6,788,042
                                                                                        ------------   -----------
Property and equipment, net.........................................................    $ 41,120,448   $12,668,539
                                                                                        ============   ===========

    On November 1, 1996, CSLC sold its two multi-family properties to a non-related third party for a combined sales price of $4,793,000. This sale resulted in the recognition of a $437,819 gain and net cash proceeds of $2,549,352 after repayment of the related mortgage payable of $1,889,829.

4. ACCRUED EXPENSES

   Accrued expenses consist of the following:


                                                                                             DECEMBER 31,
                                                                                       ---------------------------
                                                                                          1997              1996
                                                                                       ----------       ----------
Accrued salaries, bonuses and related expenses..................................       $  432,249       $  460,646
Accrued property taxes..........................................................          493,796          506,418
Other...........................................................................          333,365          117,622
                                                                                       ----------       ----------
                                                                                       $1,259,410       $1,084,686
                                                                                       ==========       ==========

5. NOTES PAYABLE TO AFFILIATES

   Notes payable to affiliates consist of the following:


                                                                                             DECEMBER 31,
                                                                                    ------------------------------
                                                                                        1997              1996
                                                                                    -------------    -------------
Demand notes payable to stockholders; interest at 10%...........................    $           -    $     400,000
Note payable to Housing; interest at 10%........................................                -          266,481
                                                                                    -------------    -------------
                                                                                                -          666,481
Less current portion............................................................                -          465,091
                                                                                    -------------    -------------
                                                                                    $           -    $     201,390
                                                                                    =============    =============

                        CAPITAL SENIOR LIVING CORPORATION

6. NOTES PAYABLE AND LINE OF CREDIT

   Notes payable consists of the following:

                                                                                              DECEMBER 31,
                                                                                     -------------------------------
                                                                                         1997              1996
                                                                                     --------------    -------------
HCP mortgage loans, bearing interest ranging from 6.6% to 10.75%; payable in monthly installments of $100,812 including interest, maturing from 2001 to
   2012 secured by certain properties of HCP....................................     $    6,677,431     $          -
                                                                                     --------------     ------------
Less current portion............................................................            932,664     $          -
                                                                                     --------------     ------------
                                                                                     $    5,744,767     $          -
                                                                                     ==============     ============

    The aggregate maturities of notes payable at December 31, 1997, are as follows:


          1998                                                                        $   932,664
          1999                                                                            382,640
          2000                                                                            417,147
          2001                                                                            378,170
          Thereafter                                                                    4,566,810
                                                                                      -----------
                                                                                      $ 6,677,431
                                                                                      ===========

    On December 10, 1997, the Company entered into a $20 million revolving line of credit with a bank which expires December 10, 2001. Borrowings under the line of credit are secured by three senior living communities and bear interest at the prime rate or LIBOR plus 1.7% (7.42% at December 31, 1997). The line of credit may be used for acquisition of additional interests in HCP and NHP, acquisition of additional properties, development of expansions to existing properties and general working capital purposes. Amounts outstanding under the line of credit at December 31, 1997, were $1,830,130. In connection with obtaining the line of credit, the Company incurred $111,533 in deferred financing charges, which are amortized over the life of the line of credit using the straight line method. Accumulated amortization was $3,098 at December 31, 1997.

    Under the line of credit, the Company must maintain certain levels of tangible net worth and comply with other restrictive covenants.

    On June 30, 1997, CSLC entered into a $77,000,000 mortgage loan agreement with Lehman Brothers Holdings, Inc., and pledged four senior living communities and its investments in HCP and NHP as collateral. Subsequent to June 30, 1997, approximately $70,800,000 became outstanding under this loan agreement; $5,500,000 was used to repay an outstanding mortgage loan commitment (the prior credit facility) and approximately $64,500,000 was used to fund the liquidity requirement under the loan agreement through the purchase of three-month U.S. Treasury Securities. The U.S. Treasury Securities were sold under a repurchase agreement with a term equal to their maturity. The repurchase agreement was cancelled and the outstanding debt was assumed and repaid by the Corporation from the proceeds of the Offering. The U.S. Treasury Securities reverted to CSLC for use or disposition as determined by CSLC, and the Company has no interest in such securities.

    CSLC's prior credit facility from a non-affiliated mortgage company was for $17,500,000. This facility was canceled in connection with the Offering.

                        CAPITAL SENIOR LIVING CORPORATION

    In connection with obtaining the prior credit facility, the Company incurred $273,070 in deferred financing charges, which were amortized over the life of the loan commitment using the straight-line method. In connection with obtaining the mortgage loan agreement, the Company incurred $85,355 in deferred financing charges. Accumulated amortization was $329,617 and $166,630 in 1997 and 1996, respectively. The unamortized balance at the Offering date of $28,808 was not retained in the Asset Purchase.

    HCP leases four of its properties under a master lease. The rentals under the master lease provide additional security for two notes payable used to finance two of the master lease properties. These notes are due December 1, 2001.

7. EQUITY

    In connection with the Offering, the Company is authorized to issue preferred stock in series and to fix and state the voting powers, full or limited, or no voting powers, and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions, thereof. Such action may be taken by the Board without stockholder approval.

    On November 5, 1997, the Company issued 10,350,000 shares of $.01 par value common stock for cash of $110,330,915, net of issuance costs of $11,317,705 and payment of the Formation Note of $18,076,380, in connection with the Offering. Additionally, the Company issued 7,687,347 shares of $.01 par value common stock in connection with the Formation. For financial reporting purposes, the shares issued in connection with the Formation are presented as outstanding as of January 1, 1997.

    During 1996, the Company issued 1,680,000 shares of $.01 par value common stock for $16,800 in cash. For financial reporting purposes, as the combined entities were under common control, the Company's common stock is presented as outstanding as of January 1, 1995.

    During 1996, Development, Management 1, Management 2 and Quality each issued 1,000 shares of $.01 par value common stock for $1,000. All shares authorized are outstanding at December 31, 1996. At December 31, 1996 and 1995, Living has 1,000 shares of $.01 par value common stock authorized, issued and outstanding. The par value and associated paid-in capital are included in additional paid-in capital in the accompanying financial statements.

    Common stock reserved for future issuance is 1,565,000 for stock options. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of Preferred Stock.

    Purchases of BUCs during 1997, 1996 and 1995 represent additional purchases by the Stockholders and are accounted for at the book value of the BUCs and as an addition to partners' capital and as a reduction in minority interest. CSLC purchased 55,316 BUCs for $960,762 during 1997, at an average cost of $17.37 per unit. CSLC purchased 91,854 BUCs for $1,262,355 during 1996, at an average cost of $13.74 per unit. These repurchases of BUCs have been reflected as a reduction in minority interest at December 31, 1996.

                        CAPITAL SENIOR LIVING CORPORATION

    Net income (loss) of HCP is generally allocated 98% to the limited partners and 2% to the general partner. The net income of HCP from the disposition of a property is allocated: (i) to partners with deficit capital accounts on a pro rata basis; (ii) to limited partners until they have been paid an amount equal to the amount of their adjusted investment (as defined); (iii) to the limited partners until they have been allocated income equal to their 12% Liquidation Preference; and (iv) thereafter, 80% to the limited partners and 20% to the general partner. The net loss of HCP from the disposition of a property is allocated: (i) to partners with positive capital accounts on a pro rata basis and (ii) thereafter, 98% to the limited partners and 2% to the general partner. Distributions of available cash flow are generally distributed 98% to the limited partners and 2% to the general partner, until the limited partners have received an annual preferential distribution, as defined. Thereafter, available cash flow is distributed 90% to the limited partners and 10% to the general partner. HCP made a $224,795 distribution in 1997 to minority partners.

8. STOCK OPTIONS

    The company adopted a stock option plan during 1997, providing for the grant of incentive and nonqualified stock options to employees and directors. This plan provides for the grant of options to purchase up to 1,565,000 shares. The option exercise price and vesting provisions of such options are fixed when the option is granted. The options expire ten years from the date of grant and vest from zero to five years. The option exercise price is the fair market value of a share of common stock on the date the option is granted.

    A summary of the Company's stock option activity, and related information for the year ended December 31, 1997, is presented below:


                                                                                        WEIGHTED AVERAGE
                                                                    SHARES               EXERCISE PRICE
                                                                 -----------            -----------------
         Outstanding at beginning of year                                  -                            -
           Granted                                                   776,250            $           13.50
           Exercised                                                       -                            -
           Forfeited                                                       -                            -
           Expired                                                         -                            -
                                                                 -----------            -----------------
         Outstanding at end of year                                  776,250            $           13.50
                                                                 ===========            =================
         Exercisable at end of year                                  121,500            $           13.50
                                                                 ===========            =================

    The weighted average remaining contractual life of the options at December 31, 1997, is approximately 9.8 years. Unoptioned shares available for the granting of options at December 31, 1997 is 788,750.

    The average daily price of the stock during 1997 subsequent to the Offering was $13.04 per share, and therefore, the options are considered anti-dilutive for the calculation of diluted net income per share.

    Pro forma information regarding net income per share is required by Statement of Financial Accounting Standards No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 5.7 percent; dividend yield of zero percent; expected lives of seven years; and volatility of 70.1 percent. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                        CAPITAL SENIOR LIVING CORPORATION

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information follows for fiscal 1997:

         Net income
           As reported.....................................................       $3,681,000
           Pro forma.......................................................        2,787,000

         Net income per share
           As reported.....................................................             0.33
           Pro forma.......................................................             0.25


9. INCOME TAXES

   The provision (benefit) for income taxes consists of the following:


                                                                             YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------------
                                                                   1997               1996                1995
                                                              ---------------     --------------     ---------------
Current:
   Federal................................................    $       730,184     $            -      $       15,903
   State..................................................            101,498                  -               2,339
Deferred:
   Federal................................................            (39,404)                 -                    -
   State..................................................                246                  -                    -
                                                               --------------     --------------      ---------------
                                                               $      792,524     $            -      $        18,242
                                                               ==============     ==============      ===============


    The provision for income taxes differed from the amounts computed by applying the U.S. federal income tax rate to income before provision for income taxes as a result of the following:


                                                                            YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------------
                                                                   1997               1996               1995
                                                              ---------------     --------------     --------------
Tax expense at federal statutory rates....................     $    1,521,053     $            -     $       15,903
Tax expense at federal statutory rates on income earned
   prior to Formation and Asset Purchase .................           (831,026)                 -                  -
State income tax expense..................................            101,744                  -              2,339
Conversion of S corporations to C corporation status .....            (41,085)                 -                  -
Other.....................................................             41,838                  -                  -
                                                              ---------------     --------------     --------------
                                                              $       792,524     $            -     $       18,242
                                                              ===============     ==============     ==============

    A summary of the Company's deferred tax assets and liabilities at December 31, 1997, are as follows:


Deferred tax assets:
   Tax basis in excess of book basis arising from the Asset Purchase...............................    $10,060,119
   Other...........................................................................................        128,000
                                                                                                       -----------
   Total deferred tax assets.......................................................................     10,188,119
Deferred tax liabilities...........................................................................         88,842
                                                                                                       -----------
                                                                                                       $10,099,277
                                                                                                       ===========

                        CAPITAL SENIOR LIVING CORPORATION

10. RELATED PARTY TRANSACTIONS

    Certain administrative and occupancy costs were incurred by an affiliate on behalf of the Company. Total costs allocated to the Company were $679,423, $552,586, and $351,387 for the years ended December 31, 1997, 1996 and 1995, respectively.

    Prior to the Offering, the Company paid premiums to a related party for employee medical coverage. The related party insured the Company for any claims exceeding the premiums paid. Accordingly, no amounts have been accrued at December 31, 1997, for claims incurred prior to the Offering but unpaid.

    The Company manages properties for a third party, in which an officer of the Company is also a director of the third-party companies. Management fees received for the years ended December 31, 1997 and 1996 were $1,589,703 and $657,260, respectively.

    In October 1997, HCP paid an affiliate a refinancing fee of $13,245.

    Upon sale of the multi-family properties in November 1996, an affiliate received a $79,883 brokerage fee.

    One of the Stockholders is chairman of the board of a bank where the Company holds the majority of its operating cash accounts.


11. CONTINGENCIES

    Angeles Housing Concepts, Inc. ("AHC") has filed a lawsuit currently pending in the U.S. District Court of California against the Company and certain of its subsidiaries and officers alleging that the defendants intentionally interfered with AHC's property management agreements with a third party by inducing such party to terminate the agreements. The complaint seeks damages of at least $2 million. Trial in the action is currently expected to occur in June 1998 and discovery in the action is ongoing. The Company is vigorously defending these claims. The Company believes the claims filed by AHC are spurious and is evaluating with counsel the various legal options it has against AHC and others. While the Company believes that ultimately its insurance will cover this claim if determined adversely to the Company, the Company's insurance carrier formally denied coverage. The Company has filed suit against the carrier for coverage and the insurance carrier has indicated it will reconsider its original decision. No assurance can be made that the Company will have adequate insurance coverage for any damage award against the Company in this lawsuit.

    The Company has pending claims incurred in the normal course of business which, in the opinion of management, based on the advice of legal counsel, will not have a material effect on the financial statements.

                        CAPITAL SENIOR LIVING CORPORATION

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of financial instruments at December 31, 1997 and 1996, are as follows:


                                                             1997                                 1996
                                              -----------------------------------    -------------------------------
                                                 CARRYING                             CARRYING
                                                  AMOUNT           FAIR VALUE          AMOUNT          FAIR VALUE
                                              ---------------    ---------------     ------------     --------------
Cash and cash equivalents..................   $    48,125,225    $    48,125,225      $10,818,512     $   10,818,512
Cash, restricted...........................                 -                  -          206,376            206,376
Investments in limited partnerships, net of
   related deferred income in 1996.........        13,741,940         18,665,492        4,875,236          6,348,776
Line of credit.............................         1,830,130          1,830,130                -                  -
Notes payable..............................         6,677,431          6,611,128                -                  -
Notes payable to affiliates................                 -                  -          666,481            666,481


    The following methods and assumptions were used in estimating its fair value disclosures for financial instruments:

    Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate fair value.

    Investment in limited partnerships: The fair values are based on discounted cash flow analysis in 1997 and the most recent purchase price in 1996.

    Line of credit, notes payable and notes payable to affiliates: The fair value of notes payable is estimated using discounted cash flow analysis, based on current incremental borrowing rates for similar types of borrowing arrangements.

13. INVESTMENTS IN LIMITED PARTNERSHIPS

The investments in limited partnerships balance consists of the following:


                                                                                            DECEMBER 31,
                                                                                  -------------------------------
                                                                                       1997               1996
                                                                                  ------------         ----------

HCP limited partnership interests (including
   deferred income and equity in earnings)....................................    $          -          $7,487,818
NHP pension notes.............................................................      13,740,576             786,738
NHP limited partnership interests.............................................           1,364               1,364
                                                                                  ------------         -----------
                                                                                  $ 13,741,940         $ 8,275,920
                                                                                  ============         ===========


    During 1997, 1996 and 1995, the Company paid $5,604,944, $3,200,686 and
$308,825, respectively, for partnership interests in HCP and, as of December 31, 1997 and 1996, the Company owned a 56% and 31% ownership in HCP, respectively.

                        CAPITAL SENIOR LIVING CORPORATION

    As a result, the Company changed its method of accounting for its investment in HCP from the equity method to the consolidation of HCP in its financial statements in 1997. Had HCP been consolidated in 1996, using its weighted average ownership interest of 23%, the results of operations on a pro forma basis for the year ended December 31, 1996 would have been:


      Revenue.......................................................          $    26,504,461
      Income before extraordinary item and minority
        interest....................................................                1,166,289
      Net income....................................................                2,118,981
Pro forma net income, assuming a tax rate of 39.5%, is $1,281,984.

    In the second quarter of 1996, CSLC purchased a 9.36% in limited partnership interest in HCP from Housing. CSLC paid $1,269,077 to Housing, who recognized a gain of $878,592 on the transaction. As a result of this purchase, the Company exceeded a 20% ownership in HCP and changed its method of accounting from the cost method to the equity method. The change resulted in recognizing $3,519,315 of deferred income for the difference between cost and the underlying equity in HCP, which was being amortized over 20 years. At the Offering date, the unamortized deferred income was eliminated as a result of applying the purchase method of accounting for CSLC's acquisition of HCP limited partnership units. At the Offering date, the allocation of purchase price to the assets and liabilities of HCP was based on independent valuation information from third party valuation firms. Subsequent to year-end through February 6, 1998, the Company disbursed $101,072 for additional investments in HCP units. These purchases bring the Company's ownership in HCP limited partnership interests to 56.4%.

    Summary financial information regarding the financial position and results of operations of HCP for 1996 is as follows:


                                                                                           1996
                                                                                       ------------

          Cash.................................................................         $ 8,995,455
          Property and equipment, net..........................................          22,112,619
          Other assets.........................................................           1,379,473
                                                                                        -----------
          Total assets.........................................................         $32,487,547
                                                                                        ===========
          Liabilities..........................................................         $ 1,215,508
          Mortgage loans.......................................................           7,207,414
          Partnership capital..................................................          24,064,625
                                                                                        -----------
          Total liabilities and partnership capital............................         $32,487,547
                                                                                        ===========

          Net revenue..........................................................          $7,560,104
          Net income...........................................................           1,637,343

    During 1997, 1996 and 1995, the Company made various purchases of outstanding pension notes of NHP (the NHP Notes). During 1997, 1996 and 1995, the Company paid $10,004,090, $199,158 and $587,580, respectively, for purchases of NHP Notes. As of December 31, 1997, the Company has cumulatively paid $10,790,828 for an ownership of 30.8% of the outstanding NHP Notes. Upon purchase of the NHP Notes by the Company from CSLC, the Company recorded a step-up in basis of $2,692,669 to fair market value over CSLC's historical basis of $11,047,907 (which included cost of $10,790,828 plus deferred interest of minority interest in the NHP Notes). The pension notes bear simple interest at 13% per annum. Interest of 7% is paid quarterly, with the remaining 6% interest deferred. Deferred interest and principal matures on December 31, 2001. The Company accrued the interest income on the pension notes at 7% through December 31, 1996, at 10.5% from April 1, 1997 through October 31, 1997, and at 10.5% of the fair value of the NHP Notes since the Asset Purchase, due to uncertainties

                        CAPITAL SENIOR LIVING CORPORATION
regarding the ultimate realization of the accrued interest. The ultimate realization of the NHP Notes is expected to be based primarily upon the value of the underlying properties, which have an appraised value in excess of the NHP Notes as of December 31, 1997. During 1996, the Company paid $1,364 for a 3.1% ownership of limited partnership interests in NHP. Subsequent to year end and through February 6, 1998, the Company disbursed $173,900 for an additional investment in NHP Notes. These purchases bring the Company's ownership of NHP Notes to 31.1% at February 6, 1998. The Company classifies its investment in NHP as held to maturity in NHP.

    Summary financial information regarding financial position and results of operations of NHP as of December 31 and for the years then ended is as follows:


                                                                                     DECEMBER 31,
                                                                             --------------------------------
                                                                                1997                 1996
                                                                             -----------          -----------
Cash..................................................................       $ 4,495,733          $ 4,017,181
Property and equipment, net...........................................        49,490,473           50,171,241
Other assets..........................................................         1,599,634            1,883,462
                                                                             -----------          -----------
     Total assets.....................................................       $55,585,840          $56,071,884
                                                                             ===========          ===========

Pension notes.........................................................       $42,672,000          $42,672,000
Interest payable......................................................        23,730,407           20,681,172
Other liabilities.....................................................         1,203,421            1,154,823
Partnership deficit...................................................       (12,019,988)          (8,436,111)
                                                                             -----------          -----------
     Total liabilities and partnership deficit........................       $55,585,840          $56,071,884
                                                                             ===========          ===========


                                                                        YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------------
                                                             1997                1996                1995
                                                         -----------          -----------        -----------
Net revenue..........................................    $15,548,138          $14,488,099        $14,020,626
Net loss.............................................     (3,522,917)          (3,574,668)        (3,690,549)


14. ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The components of the allowance for doubtful accounts are as follows:


                                                                             DECEMBER 31,
                                                            -------------------------------------------------
                                                               1997                1996                1995
                                                            --------             --------           ---------
Balance at beginning of year.........................       $164,822             $141,452           $  86,049
   Provision for bad debts...........................         43,254               22,312              71,098
   Write-offs and other..............................        (17,474)               1,058             (15,695)
   Allowances not assumed in Asset Purchase..........       (145,602)                   -                   -
   Allowance arising from consolidation of HCP.......        256,042                    -                   -
                                                            --------             --------            --------
Balance at end of year...............................       $301,042             $164,822            $141,452
                                                            ========             ========            ========

                        CAPITAL SENIOR LIVING CORPORATION

    15. LEASES

    The Company leases its corporate headquarters under an operating lease expiring in 2002. Additionally, the senior living communities have entered into various contracts for services for a duration of 5 years or less and are on a fee basis as services are rendered. Rent expense under these leases was $188,986 during 1997. Future commitments are as follows:


                1998                                                                         $   266,590
                1999                                                                             271,573
                2000                                                                             277,753
                2001                                                                             279,187
                2002                                                                             182,472
                                                                                             -----------
                                                                                             $ 1,277,575
                                                                                             ===========

    HCP leases its property and equipment to tenants under noncancelable operating leases. The lease terms range from 9 to 12 years with options to renew for additional five-year terms and options to purchase the leased property at the current fair market value at the end of the initial lease term. The leases generally provide for contingent rentals based on the performance of the property. Contingent rentals aggregated $271,340 in 1997.

    Minimum rentals for the next two years for the HCP leases are $3,971,328 per year, subject to change based on changes in interest rates. Minimum rentals are $3,761,262 and $2,858,619 for the years 2000 and 2001. There are no minimum rentals thereafter. Property and equipment less accumulated depreciation attributable to such rentals, amounted to $19,339,886 at December 31, 1997.

    Four of HCP's senior living communities are subject to a master lease with a single operator. This master lease, as amended, contains a nine-year renewal option and provides for contingent rentals equal to 4% of the revenue differential, as defined, effective January 30, 1997. As of December 31, 1997, no contingent rentals have been accrued on the master lease. Prior to February 28, 1997, two of the four communities under the master lease were closed by the operator. Despite these closures, the operator has continued making its full lease payments under the terms of the master lease.

16. OFFICERS' SALARIES AND BONUS

    General and administrative expense includes officers' salaries and bonuses of $3,342,360, $3,371,887, and $2,976,302 for the years ended December 31, 1997,
1996 and 1995, respectively. Compensation of the Stockholders and Cohen, all officers of the Company, are based on their respective employment agreements since October 1, 1997.

17. PRO FORMA INCOME TAXES (UNAUDITED)

    The income taxes on earnings of the S corporations and partnerships for fiscal 1996 and 1995 and for the period from January 1, 1997 through October 31, 1997, are the responsibility of the Stockholders and partners. The pro forma adjustments reflected on the statements of income assume these S corporations and partnerships were subject to income taxes. Pro forma income tax expense has been calculated using statutory federal and state tax rates, estimated at 39.5%.

                        CAPITAL SENIOR LIVING CORPORATION

    18. PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)

     Shown below are unaudited pro forma consolidated amounts for the year ended December 31, 1997 and 1996, respectively, representing the results of operations of the Company for such periods after giving effect to the adjustments relating to the Offering and the Formation, as if the transactions had occurred as of January 1, 1996. The unaudited pro forma consolidated amounts are presented for informational purposes only and do not necessarily reflect the financial position or results of operations of the Company which would have actually resulted had the Offering and the Formation occurred as of January 1, 1996, or the future results of operations of the Company.


                                                                                YEAR ENDED DECEMBER 31,
                                                                              -------------------------------
                                                                                1997                1996
                                                                              -----------         -----------
Total revenues........................................................        $30,709,882         $26,504,461
Net income............................................................          4,991,288           3,396,742
Net income per share..................................................        $      0.25         $      0.17
Shares used in computing pro forma net income per share...............         19,717,347          19,717,347

                               INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

 Exhibit
 Number                                         Description
 -------                                        -----------

*3.1    --      Amended and Restated Certificate of Incorporation of the Registrant

*3.2    --      Amended and Restated Bylaws of the Registrant

*10.1   --      Asset Purchase Agreement, dated as of July 8, 1997, by and between Capital Senior
                Living Communities, L.P. and Capital Senior Living Corporation

*10.2   --      Contribution Agreement, dated as of August 1, 1997, by and among Capital Senior
                Living Corporation, Jeffrey L. Beck, James A. Stroud, Senior Living Trust, and
                Lawrence A. Cohen

*10.3   --      Stock Purchase and Stockholders' Agreement, dated as of November 1, 1996, by and among Capital Senior Living Corporation, Jeffrey L. Beck, Senior Living Trust, and
                Lawrence Cohen

*10.4   --      Amended and Restated Exchange Agreement, dated as of June 30, 1997, by and between Lawrence A. Cohen and Jeffrey L. Beck

*10.5   --      Amended and Restated Exchange Agreement, dated as of June 30, 1997, by and among
                Lawrence A. Cohen and James A. Stroud

+*10.6  --      1997 Omnibus Stock and Incentive Plan

*10.7   --      Senior Living Agreement, by and between Capital Senior Living, Inc. and New World
                Development (China) Limited

*10.8   --      Amended and Restated Loan Agreement, dated as of June 30, 1997, by and between
                Lehman Brothers Holdings Inc., d/b/a/ Lehman Capital, A Division of Lehman Brothers
                Holdings Inc., and Capital Senior Living Communities, L.P.

+*10.9  --      Amended and Restated Employment Agreement, dated as of May 7, 1997, by and between Capital Senior Living, Inc. and Jeffrey L. Beck

+*10.10 --      Amended and Restated Employment Agreement, dated as of May 7, 1997, by and between Capital Senior Living, Inc. and James A. Stroud

+*10.11 --      Employment Agreement, dated as of November 1, 1996, by and between Capital Senior
                Living Corporation and Lawrence A. Cohen

+*10.12 --      Employment Agreement, dated as of November 26, 1996, by and between Capital
                Senior Living, Inc. and David R. Brickman

+*10.13 --      Employment Agreement, dated as of November 26, 1996, by and between Capital
                Senior Living, Inc. and Keith N. Johannessen

*10.14  --      Engagement Letter, dated as of June 30, 1997, by and between Lehman Brothers
                Holdings Inc. D/B/A Lehman Capital, A Division of Lehman Brothers Holdings Inc. and
                Capital Senior Living Corporation

*10.15  --      Lease Agreement, dated as of June 1, 1997, by and between G&L Gardens, LLC, as lessor, and Capital Senior Management 1, Inc., as lessee

*10.16  --      Pre-Opening Consulting Agreement, dated as of June 16, 1997, by and between The
                Emmaus Calling, Inc., as owner, and Capital Senior Management 1, Inc., as consultant.

*10.17  --      Management Agreement, dated as of February 1, 1995, by and between Capital Senior
                Living Communities, L.P., as owner, and Capital Senior Living, Inc., as manager, regarding Canton Regency Retirement Community, in Canton, Ohio

*10.18  --      Management Agreement, dated as of February 1, 1995, by and between Capital Senior
                Living Communities, L.P., as owner, and Capital Senior Living, Inc., as manager, regarding Cottonwood Village, in Cottonwood, Arizona

*10.19  --      Management Agreement, dated as of February 1, 1995, by and between Capital Senior
                Living Communities, L.P., as owner, and Capital Senior Living, Inc., as manager, regarding The Harrison At Eagle Valley, in Indianapolis, Indiana

*10.20  --      Management Agreement, dated as of February 1, 1995, by and between Capital Senior
                Living Communities, L.P., as owner and Capital Senior Living, Inc., as manager, regarding Towne Centre, in Merrillville, Indiana *10.21 -- Management Agreement,
                dated as of August 1, 1996, by and between Capital Senior Living, Inc., as manager, and Cambridge Nursing Home Limited Liability Company, as lessee

*10.22  --      Management Agreement, dated as of April 1, 1996, by and between Buckner
                Retirement Services, Inc. and Capital Senior Management 1, Inc.

*10.23  --      Management Agreement, dated as of May 23, 1997, by and between The Emmaus
                Calling, Inc., as owner, and Capital Senior Management 1, Inc., as manager.

*10.24  --      Property Management Agreement, dated as of February 1, 1995, by and between NHP
                Retirement Housing Partners I Limited Partnership, as owner, and Capital Senior
                Living, Inc., as agent

*10.25  --      Management Agreement, dated as of April 1, 1997, by and between Buckner
                Retirement Services, Inc. and Capital Senior Management 1, Inc.

*10.26  --      Management Agreement, dated as of November 30, 1992, by and between Capital
                Realty Group Senior Housing, Inc. d/b/a Capital Senior Living, Inc., as manager, and
                Jacques-Miller Healthcare Properties, L.P., as owner

*10.27  --      Management Agreement, dated as of July 29, 1996, by and between ILM I Lease
                Corporation, as owner, and Capital Senior Management 2, Inc., as manager, and
                Capital Senior Living, Inc., as guarantor

*10.28  --      Management Agreement, dated as of July 29, 1996, by and between ILM II Lease
                Corporation, as owner, and Capital Senior Management 2, Inc., as manager, and
                Capital Senior Living, Inc., as guarantor

*10.29  --      Option Agreement, by and between Capital Realty Group Corporation, as optionor, and Capital Senior Living Corporation, as optionee

*10.30  --      Development Agreement, by and between Capital Senior Development, Inc., as developer, and Tri Point Communities, L.P., as owner

*10.31  --      Development and Turnkey Services Agreement, dated as of September 1, 1997, by and between Capital Senior Development Corporation and Tri-Point Communities, L.P.

*10.32  --      Management Agreement, by and between Tri Point Communities, L.P., as owner, and
                Capital Senior Living, Inc. **10.33 -- Amended and Restated Loan Agreement, dated as of December 10, 1997, by and between Bank One, Texas, N.A. and Capital Senior Living
                Properties, Inc.

**10.33 --      Amended and Restated Loan Agreement, dated as of December 10, 1997, by and between
                Bank One, Texas, N.A. and Capital Senior Living Properties, Inc.

**10.34 --      Alliance Agreement, dated as of December 10, 1997, by and between LCOR
                Incorporated and Capital Senior Living Corporation

**10.35 --      Development Agreement, dated as of December 10, 1997, by and between Capital
                Senior Development, Inc. and Tri Point Communities, L.P., regarding senior living community in San Antonio, Texas

**10.36  --     Development Agreement, dated as of February 3, 1998, by and between Capital
                Senior Development, Inc. and Tri Point Communities, L.P., regarding senior living community in Shreveport, Louisiana

**10.37  --     Management Agreement, dated as of December 23, 1997, by and between Tri Point
                Communities, L.P. and Capital Senior Living, Inc., regarding senior living community in San Antonio, Texas


**10.38  --     Management Agreement, dated as of February 3, 1998, by and between Tri Point
                Communities, L.P. and Capital Senior Living, Inc., regarding senior living community in Shreveport, Louisiana

**21.1   --     Subsidiaries of the Company

**27.1   --     Financial Data Schedule



-----------------------------

* Incorporated by reference to exhibit of corresponding number included in Registration Statement No. 333-33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.

+  Compensation plan, benefit plan or employment contract or arrangement.

** Filed herewith.