Form 10-Q
period 1998-03-31
CAPITAL SENIOR LIVING CORP
filed 1998-05-15
CIK 1043000

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X]                 Quarterly Report pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998

[ ]                   Transition report under Section 13
              or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-13445.

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

              14160 Dallas Parkway, Suite 300, Dallas, Texas 75240
              ----------------------------------------------------
                    (Address of principal executive offices)


                                 (972) 770-5600
                                 --------------
                (Issuer's telephone number, including area code)




     Indicated by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes x   No
                                      ---     ---

     As of May 14, 1998, the Registrant had outstanding 19,717,347 shares of its Common Stock, $.01 par value.

                        CAPITAL SENIOR LIVING CORPORATION

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

Part I.    Financial Information

           Item 1.       Financial Statements

                         Consolidated Balance Sheets --
                         March 31, 1998 and December 31, 1997                  3

                         Consolidated Statements of Income--
                         Three Months Ended March 31, 1998 and 1997            4

                         Consolidated Statements of Equity--
                         Three Months Ended March 31, 1998                     5

                         Consolidated Statements of Cash Flows--
                         Three Months Ended March 31, 1998 and 1997            6

                         Notes to Consolidated Financial Statements            7

           Item 2.       Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                   9

Part II.   Other Information

           Item 6.       Exhibits and Reports on Form 8-K

Signature

PART I.           FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

                        CAPITAL SENIOR LIVING CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                    March 31,         December 31,
                                                                                      1998                1997
                                                                               ------------------  -----------
                                                                                  (Unaudited)           (Audited)
Current assets:
     Cash and cash equivalents...............................................         $47,403,644          $48,125,225
     Accounts receivable, net................................................           1,971,552            1,578,002
     Accounts receivable from affiliates.....................................           1,214,974              415,051
     Deferred taxes..........................................................               8,280                8,280
     Prepaid expenses and other..............................................             410,927              481,149
                                                                                  ---------------      ---------------
        Total current assets.................................................          51,009,377           50,607,707
Deferred taxes...............................................................          10,090,997           10,090,997
Property and equipment, net..................................................          42,118,310           41,120,448
Investments in limited partnerships..........................................          14,046,940           13,741,940
Note receivable from affiliate...............................................           1,791,707                   --
Management contract rights, net..............................................             231,577              243,559
Goodwill, net................................................................           1,246,665            1,257,595
Deferred financing charges, net..............................................             108,000              108,435
Other assets.................................................................             575,740              200,229
                                                                                  ---------------      ---------------
        Total assets.........................................................        $121,219,313         $117,370,910
                                                                                  ===============      ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable........................................................          $2,630,978           $2,566,392
     Accrued expenses........................................................           1,452,746            1,259,410
     Line of credit..........................................................           3,273,423            1,830,130
     Current portion of notes payable........................................             580,061              932,664
     Customer deposits.......................................................             291,823              277,413
     Federal and state income taxes payable..................................           1,332,099              831,682
     Due to affiliates.......................................................                  --               50,064
                                                                                  ---------------      ---------------
        Total current liabilities............................................           9,561,130            7,747,755
Deferred income..............................................................             197,250              231,256
Notes payable, net of current portion........................................           5,959,737            5,744,767
Minority interest in consolidated partnerships...............................          11,015,410           11,087,512
Commitments and contingencies
Shareholders' equity:
     Preferred stock, $.01 par value:
        Authorized shares -- 15,000,000; no shares issued or outstanding.....                  --                   --
     Common stock, $.01 par value:
        Authorized shares -- 65,000,000
           Issued and outstanding shares -- 19,717,347 at March 31, 1998
           and December 31, 1997.............................................             197,173              197,173
     Additional paid-in capital..............................................          91,740,251           91,740,251
     Retained earnings.......................................................           2,548,362              622,196
                                                                                  ---------------      ---------------
        Total shareholders' equity...........................................          94,485,786           92,559,620
                                                                                  ---------------      ---------------
        Total liabilities and shareholders' equity...........................        $121,219,313         $117,370,910

                                                                                  ===============      ===============

                            See accompanying notes.


                        CAPITAL SENIOR LIVING CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                               Three Months Ended March 31,
                                                                                      1998                1997
                                                                               ------------------  -----------
                                                                                  (Unaudited)          (Unaudited)
Revenues:
     Resident and health care revenue........................................          $4,934,895           $4,765,141
     Rental and lease income.................................................           1,067,501            1,098,224
     Unaffiliated management services revenue................................             637,928              448,626
     Affiliated management services revenue..................................             379,449              353,199
     Development fees........................................................           1,110,430              185,205
     Other...................................................................             223,912              240,195
                                                                                    -------------        -------------
        Total revenues.......................................................           8,354,115            7,090,590
Expenses:
     Operating expenses......................................................           4,013,966            3,970,227
     General and administrative expenses.....................................           1,449,829            1,521,289
     Depreciation and amortization...........................................             560,172              474,712
                                                                                    -------------        -------------
        Total expenses.......................................................           6,023,967            5,966,228
                                                                                    -------------        -------------
Income from operations.......................................................           2,330,148            1,124,362
Other income (expense):
     Interest income.........................................................           1,092,819              143,099
     Interest expense........................................................            (177,977)            (189,035)
     Other ..................................................................                  --                4,200
                                                                                    -------------        -------------
Income before income taxes and minority interest in
      consolidated partnerships..............................................           3,244,990            1,082,626
Provision for income taxes...................................................          (1,232,252)                  --
                                                                                    -------------        -------------
Income before minority interest in consolidated partnerships.................           2,012,738            1,082,626
Minority interest in consolidated partnerships...............................             (86,572)            (499,691)
                                                                                    -------------        -------------
Net income...................................................................        $  1,926,166        $     582,935
                                                                                    =============        =============

Net income per share:
     Basic and diluted.......................................................        $       0.10        $        0.06
                                                                                    =============        =============
     Weighted average shares outstanding.....................................          19,717,347            9,367,347
                                                                                    =============        =============

Pro forma net income:
     Net income..............................................................                            $     582,935
     Pro forma income taxes..................................................                                 (227,345)
                                                                                                         -------------
Pro forma net income.........................................................                            $     355,590
                                                                                                         =============

                             See accompanying notes.



                        CAPITAL SENIOR LIVING CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                   Common Stock               Additional
                                          -------------------------------       Paid-In         Retained
                                                Shares            Amount        Capital         Earnings          Total
                                          ---------------      ----------     ----------        --------        ---------
Balance at December 31, 1997............      19,717,347         $197,173     $91,740,251      $  622,196      $92,559,620
  Net income............................                   --           -              --       1,926,166        1,926,166
                                          ------------------------------- -------------------   ---------     ------------
Balance at March 31, 1998...............      19,717,347         $197,173     $91,740,251      $2,548,362      $94,485,786
                                              ==========         ========     ===========      ==========      ===========

                             See accompanying notes.


                                         CAPITAL SENIOR LIVING CORPORATION

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Three Months Ended March 31,
                                                                                     -----------------------------------
                                                                                         1998                   1997
                                                                                     ------------------  ---------------
                                                                                        (Unaudited)        (Unaudited)
Operating Activities
Net income...................................................................          $1,926,166          $   582,935
Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
     Depreciation and amortization...........................................             560,172              474,712
     Minority interest in consolidated partnerships..........................              86,572              499,691
     Changes in operating assets and liabilities, net of acquisition:
        Accounts receivable..................................................          (1,185,059)            (199,302)
        Accounts receivable from affiliates..................................              (8,414)             (33,372)
        Note receivable from affiliate......................................           (1,791,707)                  --
        Federal and state income taxes payable...............................             500,417                   --
        Prepaid expenses and other...........................................              70,222               21,900
        Accounts payable and accrued expenses................................             257,922              461,107
        Customer deposits....................................................              14,410                7,405
        Deferred income......................................................             (34,006)             (29,156)
        Other assets and due to affiliates...................................            (417,469)              (1,332)
                                                                                     -------------     ----------------
Net cash (used in) provided by operating activities..........................             (20,774)           1,784,588
Investing Activities
Capital expenditures.........................................................          (1,465,805)            (333,439)
Cash acquired upon acquisition of HCP........................................                  --            8,995,455
Investments in limited partnerships..........................................            (406,072)          (7,918,858)
                                                                                     -------------     ----------------
Net cash (used in) provided by investing activities..........................          (1,871,877)             743,158
Financing Activities
Proceeds from notes payable and line of credit...............................           1,658,263                   --
(129,521)s of notes payable..................................................            (352,603)            (129,521)
Repurchase of HCP limited partnership interests..............................            (125,529)                  --
Repurchase of Beneficial Unit Certificates of CSLC, L.P......................                  --             (329,620)
Deferred loan charges paid...................................................              (9,061)                  --
                                                                                     -------------     ----------------
Net cash provided by (used in) financing activities..........................           1,171,070             (459,141)
                                                                                     -------------     ----------------
(Decrease) increase in cash and cash equivalents.............................            (721,581)           2,068,605
Cash and cash equivalents at beginning of period.............................          48,125,225           10,818,512
                                                                                     -------------     ----------------
Cash and cash equivalents at end of period...................................         $47,403,644          $12,887,117
                                                                                     =============     ================

                             See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)



1.       BASIS OF PRESENTATION

Capital Senior Living Corporation, a Delaware corporation, was incorporated on October 25, 1996. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation (the "Company") and its subsidiaries and limited partnerships owned and controlled by it or under common ownership prior to the transfer of ownership in connection with the November 5, 1997 public offering and formation transactions. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated balance sheet, as of December 31, 1997, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 1997, and the accompanying unaudited consolidated financial statements, as of March 31, 1998, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1998 and 1997, its results of operations, changes in shareholders' equity and cash flows for the three month periods ended March 31, 1998 and 1997. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results for the year ending December 31, 1998.

2.       NOTE RECEIVABLE FROM AFFILIATE

During the three months ended March 31, 1998, the Company loaned money to Triad Senior Living I, L.P. ("Triad") pursuant to an unsecured loan facility not to exceed $10,000,000. The principal is due March 12, 2003. The first draw under this loan facility was made on March 12, 1998. Interest is due quarterly at 8% per annum. This loan may be prepaid without penalty. At March 31, 1998, approximately $1,800,000 has been advanced to Triad under this loan facility.

3.       NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share considers the dilutive effective of outstanding options calculated using the treasury stock method.

The average daily price of the common stock during the first quarter of 1998 was $12.13 per share, and therefore, the options are not considered dilutive for purposes of calculating diluted net income per share.

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 1998
                                   (Unaudited)

4. CONTINGENCIES

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

The Company has pending claims incurred in the normal course of business which, in the opinion of management, based on the advice of legal counsel, will not have a material effect on the financial statements of the Company.

5.       PRO FORMA INCOME TAXES

The income taxes on earnings of the S corporations and partnerships for the period from January 1, 1997 through March 31, 1997, were the responsibility of the stockholders and partners. The pro forma adjustment reflected on the statement of income for the three month period ended March 31, 1997 assumes these S corporations and partnerships were subject to income taxes. Pro forma income tax expense has been calculated using statutory federal and state tax rates, estimated at 39%.

                        CAPITAL SENIOR LIVING CORPORATION
                                 March 31, 1998

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis addresses (i) the Company's results of operations for the three months ended March 31, 1998 and 1997 and (ii) liquidity and capital resources of the Company and should be read in conjunction with the Company's consolidated financial statements contained elsewhere in this report.

The Company generates revenue from a variety of sources. For the three months ended March 31, 1998, the Company's revenue was derived as follows: 59.1% from the operation of five owned and one leased senior living community that are operated by the Company; 12.8% from lease rentals from triple net leases of three skilled nursing facilities and four physical rehabilitation centers; 12.1% from management fees arising from management services provided for five affiliate owned and operated senior living communities and fifteen third party owned and operated senior living communities; and 13.3% derived from development fees earned for managing the development and construction of new senior living communities for third parties, including Triad.

As the Company continues to implement its business plan, management believes that the mix of the Company's revenues will change and that development activities will take on increased importance. Development fees are generally based upon a percentage of construction cost and are earned over the period commencing with the initial development activities and ending with the opening of the community. Development fees as a percent of total revenues increased from 2.6% in the first quarter of 1997 to 13.3% in the first quarter of 1998.

The Company believes that the factors affecting the financial performance of communities managed under contracts with third parties do not vary substantially from the factors affecting the performance of owned and leased communities, although there are different business risks associated with these activities.

The Company's management fees are primarily based on a percentage of gross revenues and expire on various dates between July 1998 and February 2004. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community.


                        CAPITAL SENIOR LIVING CORPORATION
                                 March 31, 1998

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

The following tables set forth for the periods indicated, selected Statements of Income data in thousands of dollars and expressed as a percentage of total revenues.


                                                                                    Three Months Ended
                                                                                          March 31,
                                                                 ------------------------------------------------------------
                                                                             1998                           1997
                                                                 ------------------------------  ----------------------------
                                                                        $                 %            $               %
Revenues:                                                        ------------       -----------  ------------     -----------
     Resident and healthcare revenue                                 $4,935             59.1%       $4,765            67.2%
     Rental and lease income                                          1,068             12.8         1,098            15.5
     Unaffiliated management services revenue                           638              7.6           449             6.3
     Affiliated management services revenue                             379              4.5           353             5.0
     Development fees                                                 1,110             13.3           185             2.6
     Other                                                              224              2.7           241             3.4
                                                                    -------          -------       -------         -------
        Total revenue                                                 8,354            100.0         7,091           100.0
                                                                    -------          -------       -------         -------
Expenses:
     Operating expenses                                               4,014             48.0         3,970            56.0
     General and administrative expenses                              1,450             17.4         1,522            21.5
     Depreciation and amortization                                      560              6.7           475             6.7
                                                                    -------          -------       -------         -------
        Total expenses                                                6,024             72.1         5,967            84.2
                                                                    -------          -------       -------         -------
Income from operations                                                2,330             27.9         1,124            15.8
                                                                                                                      ----
Other income (expense)
     Interest income                                                  1,093             13.0           143             2.0
     Interest expense                                                  (178)            (2.1)         (189)           (2.7)
     Other                                                               --              0.0             4             0.1
                                                                    -------          -------       -------         -------
Income before income taxes and minority interest
     in consolidated partnerships                                     3,245             38.8         1,082            15.2
Provision for income taxes                                           (1,232)           (14.7)           --             0.0
                                                                    -------          -------       -------         -------
Income before minority interest in
     consolidated partnerships                                        2,013             24.1         1,082            15.2
Minority interest in consolidated partnerships                          (87)            (1.0)         (499)           (7.0)
                                                                    -------          -------       -------         -------
Net income                                                          $ 1,926             23.1%      $   583             8.2%
                                                                    =======          =======       =======         =======

Three Months Ended March 31, 1998 Compared to the Three Months Ended March 31, 1997

Revenues. Total revenues were $8,354,000 in the three months ended March 31, 1998 compared to $7,091,000 for the three months ended March 31, 1997, representing an increase of $1,263,000, or 17.8%. The primary components of this increase were improvements in development fees of $925,000, management fees of $215,000 and resident and healthcare revenue of $170,000. These increases were due to the addition of six development contracts for managing the development and construction of new senior living communities owned by third parties, including Triad, improved incentive management fees on 13 properties due to better operating efficiencies and the addition of one third-party management contract in January 1998.

                        CAPITAL SENIOR LIVING CORPORATION
                                 March 31, 1998

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Expenses. Total expenses of $6,024,000 in the first quarter of 1998 were relatively unchanged compared to $5,967,000 in the first quarter of 1997, due mainly to corporate management and property management controlling expense levels through greater efficiency.

Other income and expenses. Interest income increased $950,000, primarily as a result of an increase in interest income from the temporary investment of approximately $47,000,000 of the Company's cash balances.

Provision for income taxes. Provision for income taxes in the first quarter of 1998 was $1,232,000 compared to no provision in the first quarter of 1997. This increase was due to the Company and its consolidated subsidiaries and partnerships not being subject to income taxes in the first quarter of 1997, as all of its taxable income was taxable to its stockholders and partners prior to the initial public offering of the Common Stock of the Company.

Minority interest. Minority interest in limited partnerships decreased $412,000 primarily as a result of the elimination of Capital Senior Living Communities, L.P. ("CSLC, L.P.") minority interest as a result of the initial public offering of the Common Stock of the Company and the additional acquisitions of limited partnership interests in HealthCare Properties, L.P. ("HCP") by the Company.

Net income. As a result of the foregoing factors, net income increased $1,343,000 to $1,926,000 for the three months ended March 31, 1998, as compared to $583,000 for the three months ended March 31, 1997.

Liquidity and Capital Resources

In addition to approximately $47,000,000 of cash balances of hand as of March 31, 1998, the Company's principal sources of liquidity are expected to be cash flows from operations and amounts available for borrowing under its $20,000,000 revolving line of credit. There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that the Company will be able to meet its anticipated needs for working capital.

The Company derives the benefits and bears the risks attendant to the communities it owns. The cash flows and profitability of owned communities depends on the operating results of such communities and are subject to certain risks of ownership, including the need for capital expenditures, financing and other risks, such as those relating to environmental matters.

The cash flows and profitability of the Company's owned communities that are leased to third parties depend on the ability of the lessee to make timely lease payments. At March 31, 1998, HCP was operating one of its properties and had leased seven of its owned properties under triple net leases to third parties until 2000 or 2001. Four of these properties are leased until year 2001 to HealthSouth Rehabilitation Corp. ("HealthSouth"), which provides acute spinal injury intermediate care at these properties. HealthSouth closed one of these facilities in 1994 and closed another facility in February 1997 due to low occupancy. HealthSouth has continued to make lease payments on a timely basis for all four properties. Following termination of these leases, the Company intends to convert and operate the facilities as assisted living and Alzheimer's

                        CAPITAL SENIOR LIVING CORPORATION
                                 March 31, 1998

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

care facilities. Should the operators of the leased properties default on payment of their lease obligations prior to termination of the lease agreements, six of the seven lease contracts contain a continuing guarantee of payment and performance by the parent company of the operators, which the Company intends to pursue in the event of default. HCP's other facility leases are all current in their lease obligations to HCP. The lessee for the remaining property continues to fund the deficit between the required lease payment and operating cash flow.

The cash flows and profitability of the Company's third party management fees are dependent upon the revenues and profitability of the communities managed. While the management contracts are generally terminable only for cause, in certain cases the contracts can be terminated upon the sale of a community, subject to the Company's rights to offer to purchase such community.

On September 16, 1997, the Company and Tri Point Communities, L.P. ("Tri Point"), a limited partnership owned by the Company's founders (Messrs. Jeffrey
L. Beck and James A. Stroud) and their affiliates, entered into a Development and Turnkey Services Agreement in connection with the development and management of the Company's planned new communities (Waterford Communities) where Tri Point will own and finance the construction of planned new Waterford Communities.

Effective April 1, 1998, Tri Point was reorganized and the interests of Messrs. Beck and Stroud were sold at their cost to Triad Senior Living, Inc. and its affiliates, which are unrelated third-parties. Triad Senior Living, Inc. and its affiliates have previously owned, developed, operated and sold senior living communities for their own account. Tri Point was renamed Triad Senior Living I, L.P. ("Triad"). The new general partner of Triad, owning 1%, is Triad Senior Living, Inc. The limited partners are Blake N. Fail (principal owner of Triad Senior Living, Inc.), owning 80%, and a wholly-owned subsidiary of the Company, owning 19%. Triad will continue to be bound by the existing Development and Turnkey Services Agreement and all existing development agreements, except the development fee will be reduced from 7% to 4%, but will include reimbursements for expenses. Triad will also continue to be bound by all existing property management agreements. The Company's subsidiary will have an option to purchase the partnership interests of Triad Senior Living, Inc. and Blake N. Fail for an amount equal to the amount such party paid for its interest, plus non-compounded interest of 12% per annum. The property management agreements also provide the Company with an option to purchase the communities developed by Triad upon their completion for an amount equal to the fair market value (based on a third-party appraisal but not less than hard and soft costs and lease-up costs). The Company has made no determination as to whether it will exercise its purchase options. The Company will evaluate the possible exercise of each purchase based upon the business and financial factors, which may exist at the time those options, may be exercised.

Triad has received and accepted commitments for loan facilities aggregating up to $100,000,000 to fund its development activities.

During 1998, the Company agreed to loan Triad up to $10,000,000. The principal is due March 12, 2003. The first draw under this loan facility was made on March 12, 1998. Interest is due quarterly at 8% per annum. This loan may be prepaid without penalty. At March 31, 1998, approximately $1,800,000 has been advanced to Triad under this loan facility.

                        CAPITAL SENIOR LIVING CORPORATION
                                 March 31, 1998

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

Forward Looking Statements

         Certain information contained in this report constitutes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The Company cautions readers that forward looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and their risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

                        CAPITAL SENIOR LIVING CORPORATION
                                 March 31, 1998


PART II.          OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

On July 29, 1996, ILM I Lease Corporation and ILM II Lease Corporation (collectively, "ILM") terminated management agreements with Angeles Housing Concepts, Inc. ("AHC") covering the management of its senior living communities and entered into Management Agreements with the Company. AHC filed a lawsuit currently pending in the U.S. District Court of California against the Company and certain of its subsidiaries and officers alleging that the defendants intentionally interfered with AHC's property management agreements with ILM by inducing ILM to terminate the Agreements. The complaint seeks damages of at least $2 million. Trial in the action is currently expected to occur in June 1998 and discovery in the action is ongoing. The Company is vigorously defending these claims. The Company believes that it has meritorious defenses to AHC's claims and is evaluating with counsel the various legal options it has against AHC and others. While the Company believes that ultimately its insurance will cover this claim if determined adversely to the Company, the Company's insurance carrier formally denied coverage. The Company has filed suit against the carrier for coverage and the insurance carrier has indicated it will reconsider its original decision. No assurance can be made that the Company will have adequate insurance coverage for any damage award against the Company in the AHC lawsuit. In an action pending in the U.S. District Court for the Eastern District of Virginia in which the Company is not a party, ILM initiated a lawsuit against AHC for breach of contract and other claims and AHC filed a counterclaim against ILM. AHC has obtained a judgment against ILM in this action in the amount of $1 million, which judgment ILM has appealed.

The Company has pending claims incurred in the normal course of business which, in the opinion of Management, based on the advice of legal counsel, will not have a material effect on the financial statements of the Company.


Item 2.           CHANGES IN SECURITIES (Use of proceeds from public offering)

The Company's initial Registration Statement on Form S-1, File No. 333-33379, was declared effective by the Securities and Exchange Commission on October 30, 1997 (the "Offering"). The Offering was managed by Lehman Brothers Inc., J.C. Bradford & Co., Donaldson, Lufkin & Jenrette Securities Corporation and Smith Barney Inc. A total of 10,350,000 shares of Common Stock, including 1,350,000 shares subject to an over-allotment option, were registered. The net proceeds to the Company from the sale of such shares were approximately $128,407,000, after deducting underwriting discounts and commissions of approximately $9,742,000 and Offering expenses of approximately $1,576,000 paid by the Company. From the effective date of the Registration Statement through the end date of the period covered by this report, the Company has used approximately $1,600,000 of the net proceeds of the Offering for expenses associated with the Offering. In addition, the Company used a portion of such net proceeds as follows: (i) approximately $70,800,000 of such net proceeds to repay the indebtedness incurred by the Company to acquire assets (including construction in progress) in the transactions undertaken at the closing of the Offering (the "Formation Transactions"); (ii) approximately $18,100,000 to repay certain notes issued in conjunction with the Formation Transactions (the "Formation Note"); (iii) approximately $5,800,000 to pay the balance of the purchase price to an affiliate related to the purchase of assets on the Formation Transactions; and
(iv) approximately $1,200,000 of such net proceeds to repay indebtedness to affiliates. There has not been a material change in the use of proceeds described in the Company's prospectus.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable


Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable


Item 5.           OTHER INFORMATION

                  Not Applicable


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (A)      Exhibit:

                           10.39 Draw Promissory Note, dated April 1, 1998, of Triad Senior Living I, L.P. in favor of Capital Senior Living Properties, Inc.

                           27.1     Financial Data Schedule

                  (B)      Reports on Form 8-K

                           The Company did not file any reports on Form 8-K during the quarterly period ended March 31, 1998.

                                         CAPITAL SENIOR LIVING CORPORATION
                                                  March 31, 1998


Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capital Senior Living Corporation
(Registrant)

By:      /s/ Lawrence A. Cohen
         --------------------------------------------------------
         Lawrence A. Cohen
         Chief Financial Officer
         (Principal Financial Officer and Duly Authorized Officer)


Date:    May 14, 1998