Form 10-Q
period 1998-06-30
CAPITAL SENIOR LIVING CORP
filed 1998-08-14
CIK 1043000

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X]                  Quarterly Report pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

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

                 14160 Dallas Parkway, Suite 300, Dallas, Texas
                 ----------------------------------------------
                 75240 (Address of principal executive offices)


                                 (972) 770-5600
                                 --------------
                (Issuer's telephone number, including area code)




         Indicated by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes x   No ___
                                      ---

         As of August 13, 1998, the Registrant had outstanding 19,717,347 shares of its Common Stock, $.01 par value.

                                         CAPITAL SENIOR LIVING CORPORATION

                                                       INDEX


                                                                                                            Page
                                                                                                           Number
                                                                                                           ------



Part I.    Financial Information

           Item 1.       Financial Statements

                         Consolidated Balance Sheets --
                         June 30, 1998 and December 31, 1997                                                 3

                         Consolidated Statements of Income--
                         Three Months Ended June 30, 1998 and 1997                                           4

                         Consolidated Statements of Income--
                         Six Months Ended June 30, 1998 and 1997                                             5

                         Consolidated Statements of Shareholders' Equity--
                         Six Months Ended June 30, 1998                                                      6

                         Consolidated Statements of Cash Flows--
                         Six Months Ended June 30, 1998 and 1997                                             7

                         Notes to Consolidated Financial Statements                                          8

           Item 2.       Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                                10

Part II.   Other Information

           Item 6.       Exhibits and Reports on Form 8-K

Signature

PART I.           FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

                                         CAPITAL SENIOR LIVING CORPORATION

                                            CONSOLIDATED BALANCE SHEETS


                                                                                    June 30,          December 31,
                                                                                      1998                1997
                                                                               ------------------  -----------
                                                           ASSETS                 (Unaudited)           (Audited)
Current assets:
     Cash and cash equivalents...............................................       $  45,084,758        $  48,125,225
     Accounts receivable, net................................................           2,331,999            1,578,002
     Accounts receivable from affiliates.....................................           1,905,650              415,051
     Deferred taxes..........................................................               8,280                8,280
     Prepaid expenses and other..............................................             426,885              481,149
                                                                                   --------------      ---------------
        Total current assets.................................................          49,757,572           50,607,707
Deferred taxes...............................................................           9,889,177           10,090,997
Property and equipment, net..................................................          42,916,588           41,120,448
Investments in limited partnerships..........................................          14,885,974           13,741,940
Note receivable from affiliate...............................................           4,976,205                   --
Management contract rights, net..............................................             219,595              243,559
Goodwill, net................................................................           1,235,735            1,257,595
Deferred financing charges, net..............................................             148,102              108,435
Deferred interest............................................................             699,480              173,456
Other assets.................................................................              60,201               26,773
                                                                                -----------------    -----------------
        Total assets.........................................................        $124,788,629         $117,370,910
                                                                                     ============         ============

                                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable........................................................      $    2,278,641       $    2,566,392
     Accrued expenses........................................................           1,669,208            1,259,410
     Line of credit..........................................................           5,254,144            1,830,130
     Current portion of notes payable........................................             582,029              932,664
     Customer deposits.......................................................             314,465              277,413
     Federal and state income taxes payable..................................             433,379              831,682
     Due to affiliates.......................................................                  --               50,064
                                                                                -----------------    -----------------
        Total current liabilities...........................................           10,531,866            7,747,755
Deferred income..............................................................             371,245              231,256
Notes payable, net of current portion........................................           5,817,970            5,744,767
Minority interest in consolidated partnerships...............................          11,071,181           11,087,512
Commitments and contingencies
Shareholders' equity:
     Preferred stock, $.01 par value:
        Authorized shares -- 15,000,000; no shares issued or outstanding.....                  --                   --
     Common stock, $.01 par value:
        Authorized shares -- 65,000,000
           Issued and outstanding shares -- 19,717,347 at June 30, 1998
           and December 31, 1997.............................................             197,173              197,173
     Additional paid-in capital..............................................          91,740,251           91,740,251
     Retained earnings.......................................................           5,058,943              622,196
                                                                                  ---------------     ----------------
        Total shareholders' equity...........................................          96,996,367           92,559,620
                                                                                   --------------       --------------
        Total liabilities and shareholders' equity...........................        $124,788,629         $117,370,910
                                                                                     ============         ============

                             See accompanying notes.

                                         CAPITAL SENIOR LIVING CORPORATION

                                         CONSOLIDATED STATEMENTS OF INCOME


                                                                                       Three Months Ended June 30,
                                                                                      1998                    1997
                                                                               ------------------     -----------------
                                                                                  (Unaudited)          (Unaudited)
Revenues:
     Resident and health care revenue........................................         $ 5,108,841          $ 5,662,330
     Rental and lease income.................................................           1,063,469            1,059,749
     Unaffiliated management services revenue................................             569,875              500,381
     Affiliated management services revenue..................................             437,635              347,927
     Development fees........................................................           1,822,823              185,205
     Other...................................................................             231,557              221,215
                                                                                     ------------          -----------
        Total revenues.......................................................           9,234,200            7,976,807
Expenses:
     Operating expenses......................................................           3,783,994            4,109,835
     General and administrative expenses.....................................           1,490,004            2,411,719
     Depreciation and amortization...........................................             563,326              475,242
                                                                                      -----------          -----------
        Total expenses.......................................................           5,837,324            6,996,796
                                                                                       ----------           ----------
Income from operations.......................................................           3,396,876              980,011
Other income (expense):
     Interest income.........................................................           1,103,070              651,340
     Interest expense........................................................            (181,912)            (230,362)
     Other ..................................................................                  --               (4,200)
                                                                                  ---------------          ------------
Income before income taxes and minority interest in
      consolidated partnerships..............................................           4,318,034            1,396,789
Provision for income taxes...................................................          (1,664,493)                  --
                                                                                       -----------    ----------------
Income before minority interest in consolidated partnerships.................           2,653,541            1,396,789
Minority interest in consolidated partnerships...............................            (142,960)            (766,335)
                                                                                     -------------          -----------
Net income...................................................................         $ 2,510,581           $  630,454
                                                                                      ===========           ==========

Net income per share:
     Basic and diluted.......................................................     $          0.13       $         0.07
                                                                                  ===============       ==============
     Weighted average shares outstanding.....................................          19,717,347            9,367,347
                                                                                       ==========           ==========

Pro forma net income:
     Net income..............................................................                                $ 630,454
     Pro forma income taxes..................................................                                 (249,029)
                                                                                                             ----------
Pro forma net income.........................................................                                $ 381,425
                                                                                                             =========

                             See accompanying notes.

                                         CAPITAL SENIOR LIVING CORPORATION

                                         CONSOLIDATED STATEMENTS OF INCOME


                                                                                       Six Months Ended June 30,
                                                                                       1998                     1997
                                                                                -------------------    ----------------
                                                                                    (Unaudited)            (Unaudited)
Revenues:
     Resident and health care revenue.....................                              $10,043,736         $10,427,471
     Rental and lease income..............................                                2,130,970           2,157,973
     Unaffiliated management services revenue.............                                1,207,803             949,007
     Affiliated management services revenue...............                                  817,084             701,126
     Development fees.....................................                                2,933,253             370,410
     Other................................................                                  455,469             461,410
                                                                                     --------------       -------------
        Total revenues....................................                               17,588,315          15,067,397
Expenses:
     Operating expenses...................................                                7,797,960           8,080,062
     General and administrative expenses..................                                2,939,833           3,933,008
     Depreciation and amortization........................                                1,123,498             949,954
                                                                                     --------------       -------------
        Total expenses....................................                               11,861,291          12,963,024
                                                                                     --------------       -------------
Income from operations....................................                                5,727,024           2,104,373
Other income (expense):
     Interest income......................................                                2,195,889             794,439
     Interest expense.....................................                                 (359,889)           (419,397)
                                                                                     --------------       -------------
Income before income taxes and minority interest in
      consolidated partnerships...........................                                7,563,024           2,479,415
Provision for income taxes................................                               (2,896,745)                 --
                                                                                     --------------       -------------
Income before minority interest in consolidated
       partnerships.......................................                                4,666,279           2,479,415
Minority interest in consolidated partnerships............                                 (229,532)         (1,266,026)
                                                                                     --------------       -------------
Net income................................................                              $ 4,436,747         $ 1,213,389
                                                                                     ==============       =============

Net income per share:
     Basic and diluted....................................                              $      0.23         $      0.13
                                                                                     ==============       =============
     Weighted average shares outstanding..................                               19,717,347           9,367,347
                                                                                     ==============       =============

Pro forma net income:
     Net income...........................................                                                  $ 1,213,389
     Pro forma income taxes...............................                                                     (479,289)
                                                                                                           ------------
Pro forma net income......................................                                                  $   734,100
                                                                                                           ============

                             See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                                     Common Stock             Additional
                                             ----------------------------       Paid-In         Retained
                                              Shares              Amount        Capital         Earnings          Total
                                             -----------         --------     -----------      ----------      -----------
Balance at December 31, 1997............      19,717,347         $197,173     $91,740,251      $  622,196      $92,559,620
  Net income............................              --               --              --       1,926,166        1,926,166
                                             -----------         --------     -----------      ----------      -----------
Balance at March 31, 1998...............      19,717,347         $197,173     $91,740,251      $2,548,362      $94,485,786
  Net income............................              --               --              --       2,510,581        2,510,581
                                             -----------         --------     -----------      ----------      -----------
Balance at June 30, 1998................      19,717,347         $197,173     $91,740,251      $5,058,943      $96,996,367
                                              ==========         ========     ===========      ==========      ===========

                                              See accompanying notes.

                                         CAPITAL SENIOR LIVING CORPORATION

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Six Months Ended June 30,
                                                                               ------------------------------------
                                                                                      1998                1997
                                                                               ------------------  ----------------
                                                                                  (Unaudited)          (Unaudited)
Operating Activities
Net income...................................................................     $  4,436,747          $  1,213,389
Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
     Depreciation and amortization...........................................        1,123,498               949,954
     Minority interest in consolidated partnerships..........................          229,532             1,266,026
        Deferred interest....................................................         (699,480)                   --
        Deferred taxes.......................................................          201,820                    --
        Deferred income......................................................          139,989                    --
     Changes in operating assets and liabilities, net of acquisition:
        Cash restricted......................................................               --                37,330
        Accounts receivable..................................................         (365,642)             (671,284)
        Accounts receivable from affiliates..................................       (1,878,954)               83,337
        Federal and state income taxes payable...............................         (398,303)                   --
        Prepaid expenses and other...........................................           54,264                11,766
        Accounts payable and accrued expenses................................          122,047               459,157
        Customer deposits....................................................           37,052                 9,490
        Other assets and due to affiliates...................................          106,854               (34,673)
                                                                                  ------------          ------------
Net cash provided by operating activities....................................        3,109,424             3,324,492
Investing Activities
Capital expenditures.........................................................       (2,871,310)             (562,255)
Cash acquired upon acquisition of HCP........................................               --             8,995,455
Investments in limited partnerships..........................................       (1,245,106)          (14,155,888)
                                                                                  ------------          ------------
Net cash used in investing activities........................................       (4,116,416)           (5,722,688)
Financing Activities
Proceeds from notes payable and line of credit...............................        3,497,217                    --
Repayments of notes payable..................................................         (350,635)             (260,991)
Note receivable from affiliate...............................................       (4,976,205)                   --
Proceeds from notes payable to affiliates....................................               --               500,000
Proceeds from mortgage note payable..........................................               --             5,500,000
Repurchase of HCP limited partnership interests..............................         (144,791)                   --
Repurchase of Beneficial Unit Certificates of CSLC, L.P......................               --              (960,752)
Deferred loan charges paid...................................................          (59,061)                   --
                                                                                  ------------          ------------
Net cash (used in) provided by financing activities..........................       (2,033,475)            4,778,257
                                                                                  ------------          ------------
(Decrease) increase in cash and cash equivalents.............................       (3,040,467)            2,380,061
Cash and cash equivalents at beginning of period.............................       48,125,225            10,818,512
                                                                                  ------------          ------------
Cash and cash equivalents at end of period...................................      $45,084,758           $13,198,573
                                                                                  ============          ============

                                                See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)



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

The accompanying consolidated balance sheet, as of December 31, 1997, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 1997, and the accompanying unaudited consolidated financial statements, as of June 30, 1998, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1998 and 1997, results of operations for the three and six month periods ended June 30, 1998 and 1997, respectively, changes in shareholders' equity for the six months ended June 30, 1998 and cash flows for the six month periods ended June 30, 1998 and 1997. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results for the year ending December 31, 1998.

2.       TRANSACTIONS WITH AFFILIATE

During 1998, the Company loaned money to Triad Senior Living I, L.P. ("Triad") pursuant to an unsecured loan facility not to exceed $10,000,000. The principal is due March 12, 2003. The first draw under this loan facility was made on March 12, 1998. Interest is due quarterly at 8% per annum. This loan may be prepaid without penalty. At June 30, 1998, $4,976,205 has been advanced to Triad under this loan facility.

Effective April 1, 1998, the Company obtained a 19% limited partnership interest in Triad for $330,243 in cash. The Company is accounting for this under the equity method of accounting based on the provisions of the partnership agreement. As a result, the Company has deferred interest income on the note receivable and development fees of $12,115 and $161,881, respectively, as of June 30, 1998.

3.       NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share considers the dilutive effect of outstanding options calculated using the treasury stock method.

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  June 30, 1998
                                   (Unaudited)

The average daily price of the common stock during the second quarter of 1998 was $13.29 per share, and therefore, the options are not considered dilutive for purposes of calculating diluted net income per share.

4.       CONTINGENCIES

Angeles Housing Concepts, Inc. ("AHC") had filed a lawsuit in the U.S. District Court of California against the Company and certain of its subsidiaries and officers alleging that the defendants intentionally interfered with AHC's property management agreements with a third party, ILM I Lease Corporation and ILM II Lease Corporation (collectively, "ILM"), by inducing such party to terminate the agreements. The complaint sought damages of at least $2 million. The Company vigorously defended these claims and denied all allegations by AHC. On August 11, 1998, the Company executed a settlement agreement with AHC and ILM resolving all claims among the parties (the "Settlement Agreement") and calling for a dismissal with prejudice of this lawsuit. The Settlement Agreement will not involve any payment of damages to AHC or any other party by the Company.

The Company has pending claims incurred in the normal course of business which, in the opinion of management, based on the advice of legal counsel, will not have a material effect on the financial statements of the Company.

5.       PRO FORMA INCOME TAXES

The income taxes on earnings of the S corporations and partnerships for the period from January 1, 1997 through June 30, 1997, were the responsibility of the stockholders and partners. The pro forma adjustment reflected on the statement of income for the three month period ended June 30, 1997 assumes these S corporations and partnerships were subject to income taxes. Pro forma income tax expense has been calculated using statutory federal and state tax rates, estimated at 39.5%.

                        CAPITAL SENIOR LIVING CORPORATION
                                  June 30, 1998

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis addresses (i) the Company's results of operations for the three and six months ended June 30, 1998 and 1997, respectively, and (ii) liquidity and capital resources of the Company and should be read in conjunction with the Company's consolidated financial statements contained elsewhere in this report.

The Company generates revenue from a variety of sources. For the three months ended June 30, 1998, the Company's revenue was derived as follows: 55.3% from the operation of five owned senior living communities that are operated by the Company; 11.5% from lease rentals from triple net leases of three skilled nursing facilities and four physical rehabilitation centers; 10.9% from management fees arising from management services provided for five affiliate owned and operated senior living communities and fifteen third party owned and operated senior living communities; and 19.7% derived from development fees earned for managing the development and construction of new senior living communities for third parties, including Triad.

For the six months ended June 30 1998, the Company's revenue was derived as follows: 57.1% from the operation of five owned and one leased senior living community that are operated by the Company; 12.1% from lease rentals from triple net leases of three skilled nursing facilities and four physical rehabilitation centers; 11.5% from management fees arising from management services provided for five affiliate owned and operated senior living communities and fifteen third party owned and operated senior living communities; and 16.7% derived from development fees earned for managing the development and construction of new senior living communities for third parties, including Triad.

As the Company continues to implement its business plan, management believes that the mix of the Company's revenues will change and that development activities will take on increased importance. Development fees are generally based upon a percentage of construction cost and are earned over the period commencing with the initial development activities and ending with the opening of the community. Development fees as a percent of total revenues increased from 2.3% in the second quarter of 1997 to 19.7% in the second quarter of 1998.

The Company believes that the factors affecting the financial performance of communities managed under contracts with third parties do not vary substantially from the factors affecting the performance of owned and leased communities, although there are different business risks associated with these activities.

The Company's management fees are primarily based on a percentage of gross revenues and expire on various dates between December 1999 and August 2005. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community.

                        CAPITAL SENIOR LIVING CORPORATION
                                  June 30, 1998

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

The following tables set forth for the periods indicated, selected Statements of Income data in thousands of dollars and expressed as a percentage of total revenues.

                                                      Three Months Ended                              Six Months Ended
                                                           June 30,                                       June 30,
                                        ----------------------------------------------- --------------------------------------------
                                                 1998                    1997                   1998                   1997
                                        ----------------------- ----------------------- ---------------------  ---------------------
                                             $            %          $           %           $          %          $           %
                                        -----------    ---------  --------      ------- ---------     -------  --------      -------
Revenues:
     Resident and healthcare revenue       $5,109          55.3%  $ 5,662         71.0%  $10,044        57.1%  $10,428         69.2%
     Rental and lease income                1,063          11.5     1,060         13.3     2,131        12.1     2,158         14.3
     Unaffiliated management services
         revenue                              570           6.2       500          6.3     1,208         6.9       949          6.3
     Affiliated management services revenue   438           4.7       348          4.4       817         4.6       701          4.7
     Development fees                       1,823          19.7       185          2.3     2,933        16.7       370          2.5
     Other                                    231           2.6       222          2.7       455         2.6       461          3.0
                                        -----------    ---------  --------      ------- ---------     -------  --------      -------
        Total revenue                       9,234         100.0     7,977        100.0    17,588       100.0    15,067        100.0
                                        -----------    ---------  --------      ------- ---------     -------  --------      -------
Expenses:
     Operating expenses:                    3,784          41.0     4,110         51.5     7,798        44.3     8,080         53.6
     General and administrative expenses    1,490          16.1     2,412         30.2     2,940        16.7     3,933         26.1
     Depreciation and amortization            563           6.1       475          6.0     1,123         6.4        950         6.3
                                        -----------    ---------  --------      ------- ---------     -------  --------      -------
        Total expenses                      5,837          63.2     6,997         87.7    11,861        67.4    12,963         86.0
                                        -----------    ---------  --------      ------- ---------     -------  --------      -------
Income from operations                      3,397          36.8       980         12.3     5,727        32.6     2,104         14.0
Other income (expense)
     Interest income                        1,103          11.9       651          8.2     2,196        12.5        794         5.3
     Interest expense                        (182)         (2.0)     (230)        (2.9)    (360)        (2.0)     (419)        (2.8)
     Other                                     --           0.0        (4)        (0.1)      --           --        --           --
                                        -----------    ---------  --------      ------- ---------     -------  --------      -------
Income before income taxes and minority
     interest in consolidated partnerships  4,318          46.7     1,397         17.5    7,563         43.1     2,479         16.5
Provision for income taxes                 (1,664)        (18.0)       --          0.0   (2,897)       (16.5)       --          0.0
                                        -----------    ---------  --------      ------- ---------     -------  --------      -------
Income before minority interest in
     consolidated partnerships              2,654          28.7     1,397         17.5    4,666         26.6     2,479         16.5
Minority interest in consolidated
     partnerships                            (143)         (1.5)     (767)        (9.6)    (229)        (1.3)   (1,266)        (8.4)
                                        -----------    ---------  --------      ------- ---------     -------  --------      -------
Net income                                $ 2,511          27.2%  $   630          7.9%  $4,437         25.3%  $ 1,213          8.1%
                                        ===========    =========  ========      ======= =========     =======  ========      =======

Three Months Ended  June 30, 1998  Compared to the  Three Months Ended  June 30,
1997

Revenues. Total revenues were $9,234,000 in the three months ended June 30, 1998 compared to $7,977,000 for the three months ended June 30, 1997, representing an increase of $1,257,000, or 15.8%. The primary components of this increase were increases in development fees of $1,638,000 and management fees of $160,000 with a decrease in resident and healthcare revenue of $553,000 due to the termination of the Maryland Gardens lease. These increases were due to the addition of 17 development contracts for managing the development and construction of new senior living communities owned by third parties, including Triad, improved management fees on 18 properties due to better operating performances and the addition of one third-party management contract in January 1998.

Expenses. Total expenses of $5,837,000 in the second quarter of 1998 compared to $6,997,000 in the second quarter of 1997, representing a decrease of $1,160,000 due to a reduction in officers' salaries, the termination of the Maryland Gardens lease, and corporate management and property management controlling expense levels through greater efficiency.

                        CAPITAL SENIOR LIVING CORPORATION
                                  June 30, 1998

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other income and expenses. Interest income increased $452,000, primarily as a result of the temporary investment of approximately $45,000,000 of the Company's cash balances that were from the Company's initial public offering in November 1997.

Provision for income taxes. Provision for income taxes in the second quarter of 1998 was $1,664,000 compared to no provision in the second quarter of 1997. This increase was due to the Company and its consolidated subsidiaries and partnerships not being subject to income taxes in the second quarter of 1997, as all of its taxable income was taxable to its stockholders and partners prior to the initial public offering of the Common Stock of the Company.

Minority interest. Minority interest in limited partnerships decreased $624,000 primarily as a result of the elimination of Capital Senior Living Communities, L.P. ("CSLC, L.P.") minority interest as a result of the formation transactions that occurred concurrent with the initial public offering of the Common Stock of the Company and the additional acquisitions of limited partnership interests in HealthCare Properties, L.P.
("HCP") by the Company.

Net income. As a result of the foregoing factors, net income increased $1,881,000 to $2,511,000 for the three months ended June 30, 1998, as compared to $630,000 for the three months ended June 30, 1997.

Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997

Revenues. Total revenues were $17,588,000 in the six months ended June 30, 1998 compared to $15,067,000 for the six months ended June 30, 1997, representing an increase of $2,521,000, or 16.7%. The primary components of this increase were improvements in development fees of $2,563,000. These increases were due to the addition of 17 development contracts for managing the development and construction of new senior living communities owned by third parties, including Triad.

Expenses. Total expenses of $11,861,000 in the six months ended June 30, 1998 compared to $12,963,000 in the six months ended June 30, 1997, representing a decrease of $1,102,000 due to a reduction in officers salaries and corporate management and property management controlling expense levels through greater efficiency.

Other income and expenses. Interest income increased $1,402,000, primarily as a result of the temporary investment of approximately $45,000,000 of the Company's cash balances that were from the Company's initial public offering in November 1997.

Provision for income taxes. Provision for income taxes in the six months ended June 30, 1998 was $2,897,000 compared to no provision in the six months ended June 30, 1997. This increase was due to the Company and its consolidated subsidiaries and partnerships not being subject to income taxes in the six months ended June 30, 1997, as all of its taxable income was taxable to its stockholders and partners prior to the initial public offering of the Common Stock of the Company.

Minority interest. Minority interest in limited partnerships decreased $1,037,000 primarily as a result of the elimination of CSLC, L.P. minority interest as a result of the formation transactions that occurred concurrent with the initial public offering of the Common Stock of the Company and the additional acquisitions of limited partnership interests in HCP by the Company.

                        CAPITAL SENIOR LIVING CORPORATION
                                  June 30, 1998

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net income. As a result of the foregoing factors, net income increased $3,224,000 to $4,437,000 for the six months ended June 30, 1998, as compared to $1,213,000 for the six months ended June 30, 1997.

Liquidity and Capital Resources

In addition to approximately $45,000,000 of cash balances on hand as of June 30, 1998, the Company's principal sources of liquidity are expected to be cash flows from operations and amounts available for borrowing under its $20,000,000 revolving line of credit. There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that the Company will be able to meet its anticipated needs for working capital.

The Company derives the benefits and bears the risks attendant to the communities it owns. The cash flows and profitability of owned communities depends on the operating results of such communities and are subject to certain risks of ownership, including the need for capital expenditures, financing and other risks, such as those relating to environmental matters.

The cash flows and profitability of the Company's owned communities that are leased to third parties depend on the ability of the lessees to make timely lease payments. At June 30, 1998, HCP was operating one of its properties and had leased seven of its owned properties under triple net leases to third parties until 2000 or 2001. Four of these properties are leased until year 2001 to HealthSouth Rehabilitation Corp. ("HealthSouth"), which provides acute spinal injury intermediate care at these properties. HealthSouth closed one of these facilities in 1994 and closed another facility in February 1997 due to low occupancy. HealthSouth has continued to make lease payments on a timely basis for all four properties. HCP's other three facility leases are all current in their lease obligations to HCP, although, the lessee for one of these properties continues to fund the deficit between the required lease payment and operating cash flow. Should the operators of the leased properties default on payment of their lease obligations prior to termination of the lease agreements, six of the seven lease contracts contain a continuing guarantee of payment and performance by the parent company of the operators, which the Company intends to pursue in the event of default. Following termination of these leases, and assuming the lessees do not exercise their purchase options, the Company intends to convert and operate the facilities as assisted living and Alzheimer's care facilities.

The cash flows and profitability of the Company's third party management fees are dependent upon the revenues and profitability of the communities managed. While the management contracts are generally terminable only for cause, in certain cases the contracts can be terminated upon the sale of a community, subject to the Company's rights to offer to purchase such community.

On September 16, 1997, the Company and Tri Point Communities, L.P. ("Tri Point"), a limited partnership owned by the Company's founders (Messrs. Jeffrey
L. Beck and James A. Stroud) and their affiliates, entered into a Development and Turnkey Services Agreement in connection with the development and management of the Company's planned new communities (Waterford Communities) where Tri Point would own and finance the construction of planned new Waterford Communities.

Effective April 1, 1998, Tri Point was reorganized and the interests of Messrs. Beck and Stroud were sold at their cost to Triad Senior Living, Inc. and its affiliates, which are unrelated third-parties. Triad Senior Living, Inc. and its affiliates have previously owned, developed, operated and sold senior living communities for their own account. Tri Point was renamed Triad Senior Living I, L.P. ("Triad"). The new general partner

                        CAPITAL SENIOR LIVING CORPORATION
                                  June 30, 1998

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

of Triad, owning 1%, is Triad Senior Living, Inc. The limited partners are Blake
N. Fail (principal owner of Triad Senior Living, Inc.), owning 80%, and a wholly-owned subsidiary of the Company, owning 19%. Triad will continue to be bound by the existing Development and Turnkey Services Agreement and all existing development agreements, except the development fee will be reduced from 7% to 4%, but will include reimbursements for expenses. Triad will also continue to be bound by all existing property management agreements. The Company's subsidiary will have an option to purchase the partnership interests of Triad Senior Living, Inc. and Blake N. Fail for an amount equal to the amount such party paid for its interest, plus non-compounded interest of 12% per annum. The property management agreements also provide the Company with an option to purchase the communities developed by Triad upon their completion for an amount equal to the fair market value (based on a third-party appraisal but not less than hard and soft costs and lease-up costs). The Company has made no determination as to whether it will exercise its purchase options. The Company will evaluate the possible exercise of each purchase based upon the business and financial factors, which may exist at the time those options may be exercised.

Triad has received and accepted commitments for loan facilities aggregating up to $100,000,000 to fund its development activities.

During 1998, the Company agreed to loan Triad up to $10,000,000. The principal is due March 12, 2003. The first draw under this loan facility was made on March 12, 1998. Interest is due quarterly at 8% per annum. This loan may be prepaid without penalty. At June 30, 1998, approximately $4,976,000 has been advanced to Triad under this loan facility.

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

                        CAPITAL SENIOR LIVING CORPORATION
                                  June 30, 1998


PART II.          OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

On July 29, 1996, ILM terminated management agreements with Angeles Housing Concepts, Inc. ("AHC") covering the management of its senior living communities and entered into Management Agreements with the Company. AHC filed a lawsuit in the U.S. District Court of California against the Company and certain of its subsidiaries and officers alleging that the defendants intentionally interfered with AHC's property management agreements with ILM by inducing ILM to terminate the Agreements. The complaint sought damages of at least $2 million. The Company vigorously defended these claims and denied all allegations by AHC. In an action in the U.S. District Court for the Eastern District of Virginia in which the Company is not a party, ILM initiated a lawsuit against AHC for breach of contract and other claims and AHC filed a counterclaim against ILM. AHC has obtained a judgment against ILM in this action in the amount of $1 million, which judgment ILM has appealed.

On August 11, 1998, the Company, AHC and ILM executed a settlement agreement resolving all claims among the parties (the "Settlement Agreement") and calling for a dismissal with prejudice of this lawsuit. The Settlement Agreement will not involve any payment of damages to AHC or any other party by the Company.

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

                  Not Applicable


Item 5.           OTHER INFORMATION

                  Not Applicable


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (A)      Exhibit:

                           27.1     Financial Data Schedule

                  (B)      Reports on Form 8-K

                           The Company did not file any reports on Form 8-K during the quarterly period ended June 30, 1998.

                        CAPITAL SENIOR LIVING CORPORATION
                                  June 30, 1998


Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capital Senior Living Corporation
(Registrant)

By:      /s/ Lawrence A. Cohen
         ---------------------------------------------------------
         Lawrence A. Cohen
         Chief Financial Officer
         (Principal Financial Officer and Duly Authorized Officer)


Date:    August 14, 1998