Form 10-Q
period 1998-09-30
CAPITAL SENIOR LIVING CORP
filed 1998-11-16
CIK 1043000

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



[X]                Quarterly Report pursuant to Section 13
               or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998

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

         As of November 13, 1998, the Registrant had outstanding 19,717,347 shares of its Common Stock, $.01 par value.



                                         CAPITAL SENIOR LIVING CORPORATION

                                                       INDEX


                                                                                                          Page
                                                                                                         Number
                                                                                                         ------


Part I.    Financial Information

           Item 1.       Financial Statements

                         Consolidated Balance Sheets --
                         September 30, 1998 and December 31, 1997                                            3

                         Consolidated Statements of Income--
                         Three Months Ended September 30, 1998 and 1997                                      4

                         Consolidated Statements of Income--
                         Nine Months Ended September 30, 1998 and 1997                                       5

                         Consolidated Statements of Shareholders' Equity--
                         Nine Months Ended September 30, 1998                                                6

                         Consolidated Statements of Cash Flows--
                         Nine Months Ended September 30, 1998 and 1997                                       7

                         Notes to Consolidated Financial Statements                                          8

           Item 2.       Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                                11

Part II.   Other Information

           Item 6.       Exhibits and Reports on Form 8-K

Signature


PART I.  FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

                                         CAPITAL SENIOR LIVING CORPORATION

                                            CONSOLIDATED BALANCE SHEETS


                                                                                   September 30,         December 31,
                                                                                       1998                  1997
                                                                               ------------------     ----------------
                                                           ASSETS                   (Unaudited)           (Audited)
Current assets:
     Cash and cash equivalents...............................................        $ 34,378,076         $ 48,125,225
     Accounts receivable, net................................................           3,254,751            1,578,002
     Accounts receivable from affiliates, net................................           4,910,928              415,051
     Deferred taxes..........................................................               8,280                8,280
     Prepaid expenses and other..............................................             636,724              481,149
                                                                                     ------------         ------------
        Total current assets.................................................          43,188,759           50,607,707
Deferred taxes...............................................................           9,788,267           10,090,997
Property and equipment, net..................................................          85,299,053           41,120,448
Investments in limited partnerships..........................................          15,049,802           13,741,940
Note receivable from affiliate...............................................           7,354,617                   --
Management contract rights, net..............................................             207,613              243,559
Goodwill, net................................................................           1,224,806            1,257,595
Deferred financing charges, net..............................................             603,815              108,435
Deferred interest............................................................             968,605              173,456
Other assets.................................................................             455,866               26,773
                                                                                     ------------         ------------
        Total assets.........................................................        $164,141,203         $117,370,910
                                                                                     ============         ============

                                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable........................................................        $  2,793,414         $  2,566,392
     Accrued expenses........................................................           1,845,039            1,259,410
     Line of credit..........................................................           6,808,239            1,830,130
     Current portion of notes payable........................................             591,114              932,664
     Customer deposits.......................................................             620,880              277,413
     Federal and state income taxes payable..................................           1,114,975              831,682
     Due to affiliates.......................................................                  --               50,064
                                                                                     ------------         ------------
        Total current liabilities............................................          13,773,661            7,747,755
Deferred income..............................................................             696,763              231,256
Notes payable, net of current portion........................................          37,966,859            5,744,767
Minority interest in consolidated partnerships...............................          11,201,561           11,087,512
Commitments and contingencies
Shareholders' equity:
     Preferred stock, $.01 par value:
        Authorized shares -- 15,000,000; no shares issued or outstanding.....                  --                   --
     Common stock, $.01 par value:
        Authorized shares -- 65,000,000
           Issued and outstanding shares -- 19,717,347 at September 30,
           1998 and December 31, 1997........................................             197,173              197,173
     Additional paid-in capital..............................................          91,740,251           91,740,251
     Retained earnings.......................................................           8,564,935              622,196
                                                                                     ------------         ------------
        Total shareholders' equity...........................................         100,502,359           92,559,620
                                                                                     ------------         ------------
        Total liabilities and shareholders' equity...........................        $164,141,203         $117,370,910
                                                                                     ============         ============

                                                See accompanying notes.

                                         CAPITAL SENIOR LIVING CORPORATION

                                         CONSOLIDATED STATEMENTS OF INCOME


                                                                                      Three Months Ended September 30,
                                                                                      --------------------------------
                                                                                         1998                  1997
                                                                                      ------------       -------------
                                                                                      (Unaudited)         (Unaudited)
Revenues:
     Resident and health care revenue.....................................            $ 5,193,660          $ 5,355,971
     Rental and lease income..............................................              1,073,421            1,056,067
     Unaffiliated management services revenue.............................                604,333              472,351
     Affiliated management services revenue...............................                374,698              322,194
     Development fees.....................................................              3,059,791              185,205
    260,468...............................................................                250,035              260,468
                                                                                     ------------          -----------
        Total revenues....................................................             10,555,938            7,652,256
Expenses:
     Operating expenses...................................................              3,837,149            4,203,402
     General and administrative expenses..................................              1,240,628            1,888,467
     Depreciation and amortization........................................                571,996              601,069
                                                                                     ------------          -----------
        Total expenses....................................................              5,649,773            6,692,938
                                                                                     ------------          -----------
Income from operations....................................................              4,906,165              959,318
Other income (expense):
     Interest income......................................................              1,207,146            1,271,981
     Interest expense.....................................................               (187,836)          (1,121,859)
     Other ...............................................................                     --               22,200
                                                                                     ------------          -----------
Income before income taxes and minority interest in
      consolidated partnerships...........................................              5,925,475            1,131,640
Provision for income taxes................................................             (2,289,103)                  --
                                                                                     ------------          -----------
Income before minority interest in consolidated partnerships..............              3,636,372            1,131,640
Minority interest in consolidated partnerships............................               (130,380)            (334,877)
                                                                                     ------------          -----------
Net income................................................................            $ 3,505,992           $  796,763
                                                                                     ============          ===========

Net income per share:
     Basic and diluted....................................................            $      0.18           $     0.09
                                                                                     ============          ===========
     Weighted average shares outstanding..................................             19,717,347            9,367,347
                                                                                     ============          ===========

Pro forma net income:
     Net income...........................................................                                  $  796,763
     Pro forma income taxes...............................................                                    (314,721)
                                                                                                           ===========
Pro forma net income......................................................                                 $   482,042
                                                                                                           ===========

                                                See accompanying notes.



                                         CAPITAL SENIOR LIVING CORPORATION

                                         CONSOLIDATED STATEMENTS OF INCOME


                                                                                       Nine Months Ended September 30,
                                                                                      -----------------------------------
                                                                                           1998                 1997
                                                                                      --------------     ----------------
                                                                                      (Unaudited)           (Unaudited)
Revenues:
     Resident and health care revenue.....................                             $ 15,237,396        $ 15,783,442
     Rental and lease income..............................                                3,204,391           3,214,040
     Unaffiliated management services revenue.............                                1,812,136           1,421,358
     Affiliated management services revenue...............                                1,191,782           1,023,320
     Development fees.....................................                                5,993,044             555,615
     Other................................................                                  705,504             721,878
                                                                                      -------------       -------------
        Total revenues....................................                               28,144,253          22,719,653
Expenses:
     Operating expenses...................................                               11,635,108          12,283,464
     General and administrative expenses..................                                4,180,463           5,821,475
     Depreciation and amortization........................                                1,695,494           1,551,023
                                                                                      -------------       -------------
        Total expenses....................................                               17,511,065          19,655,962
                                                                                      -------------       -------------
Income from operations....................................                               10,633,188           3,063,691
Other income (expense):
     Interest income......................................                                3,403,035           2,066,420
     Interest expense.....................................                                 (547,724)         (1,541,256)
     Other                                                                                       --              22,200
                                                                                      -------------       -------------
Income before income taxes and minority interest in
      consolidated partnerships...........................                               13,488,499           3,611,055
Provision for income taxes................................                               (5,185,848)                 --
                                                                                      -------------       -------------
Income before minority interest in consolidated
       partnerships.......................................                                8,302,651           3,611,055
Minority interest in consolidated partnerships............                                 (359,912)         (1,600,903)
                                                                                      -------------       -------------
Net income................................................                              $ 7,942,739         $ 2,010,152
                                                                                      =============       =============

Net income per share:
     Basic and diluted....................................                              $      0.40         $      0.21
                                                                                      =============       =============
     Weighted average shares outstanding..................                               19,717,347           9,367,347
                                                                                      =============       =============

Pro forma net income:
     Net income...........................................                                                  $ 2,010,152
     Pro forma income taxes...............................                                                     (794,010)
                                                                                                          -------------
Pro forma net income......................................                                                  $ 1,216,142
                                                                                                          =============

                                                See accompanying notes.


                                         CAPITAL SENIOR LIVING CORPORATION

                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                                   Common Stock                Additional
                                          -------------------------------       Paid-In         Retained
                                              Shares          Amount            Capital         Earnings           Total
                                          --------------    -------------    ------------    ------------    --------------
Balance at December 31, 1997............      19,717,347         $197,173     $91,740,251     $   622,196     $  92,559,620
  Net income............................              --                -              --       1,926,166         1,926,166
                                          --------------    -------------    ------------    ------------    --------------
Balance at March 31, 1998...............      19,717,347         $197,173     $91,740,251      $2,548,362     $  94,485,786
  Net income............................              --               --              --       2,510,581         2,510,581
                                          --------------    -------------    ------------    ------------    --------------
Balance at June 30, 1998................      19,717,347         $197,173     $91,740,251      $5,058,943     $  96,996,367
  Net income                                          --               --              --       3,505,992         3,505,992
                                          --------------    -------------    ------------    ------------    --------------
Balance at September 30, 1998                 19,717,347         $197,173     $91,740,251      $8,564,935      $100,502,359
                                          ==============    =============    ============    ============    ==============

                                              See accompanying notes.


                                         CAPITAL SENIOR LIVING CORPORATION

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Nine Months Ended September 30,
                                                                                    ---------------------------------
                                                                                         1998                 1997
                                                                                    -------------       -------------
                                                                                     (Unaudited)          (Unaudited)
Operating Activities
Net income.................................................................          $  7,942,739        $   2,010,152
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization.........................................             1,695,494            1,551,023
     Amortization of deferred financing charges............................                27,883                   --
     Minority interest in consolidated partnerships........................               359,912            1,600,903
     Deferred interest.....................................................              (795,149)                  --
     Deferred taxes........................................................               302,730                   --
     Deferred income.......................................................               465,507                   --
     Deferred initial public offering costs................................                    --             (549,746)
     Changes in operating assets and liabilities, net of acquisitions:
        Accounts receivable................................................            (1,676,749)          (1,939,812)
        Accounts receivable from affiliates................................            (4,495,877)              32,908
        Federal and state income taxes payable.............................               283,293                   --
        Prepaid expenses and other.........................................              (449,310)             (60,907)
        Accounts payable and accrued expenses..............................               844,723            2,574,581
        Customer deposits..................................................                37,267              218,275
        Due to affiliates..................................................               (50,064)             (11,284)
                                                                                     ------------        -------------
Net cash provided by operating activities..................................             4,492,399            5,426,093
Investing Activities
Capital expenditures.......................................................            (5,119,177)          (1,250,469)
Cash paid for acquisition of NHP assets....................................            (8,246,007)                  --
Cash acquired upon acquisition of HCP......................................                    --            8,995,455
Investments in limited partnerships........................................            (1,408,934)         (16,027,427)
Investment in restricted cash equivalents..................................                    --          (63,592,176)
                                                                                     ------------        -------------
Net cash used in investing activities......................................           (14,774,118)         (71,874,617)
Financing Activities
Proceeds from notes payable and line of credit.............................             5,193,079                   --
Repayments of notes payable................................................              (634,428)          (6,384,961)
Advances to affiliates.....................................................            (7,354,617)                  --
Proceeds from notes payable to affiliates..................................                    --              500,000
Proceeds from mortgage note payable........................................                    --           76,131,267
Repurchase of HCP limited partnership interests............................              (144,791)                  --
Repurchase of Beneficial Unit Certificates of CSLC, L.P....................                    --             (960,752)
Deferred loan charges paid.................................................              (524,673)             (85,355)
Distributions to minority partners.........................................                    --             (224,795)
                                                                                     ------------        -------------
Net cash (used in) provided by financing activities........................            (3,465,430)          68,975,404
                                                                                     ------------        -------------
(Decrease) increase in cash and cash equivalents...........................           (13,747,149)           2,526,880
Cash and cash equivalents at beginning of period...........................            48,125,225           10,818,512
                                                                                     ------------        -------------
Cash and cash equivalents at end of period.................................          $ 34,378,076         $ 13,345,392
                                                                                     ============        =============

                                                See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)



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

The accompanying consolidated balance sheet, as of December 31, 1997, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 1997, and the accompanying unaudited consolidated financial statements, as of September 30, 1998 and 1997, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1998 and 1997, results of operations for the three and nine month periods ended September 30, 1998 and 1997, respectively, changes in shareholders' equity for the nine months ended September 30, 1998 and cash flows for the nine month periods ended September 30, 1998 and 1997. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results for the year ending December 31, 1998.

2.       TRANSACTIONS WITH AFFILIATE

During 1998, a wholly-owned subsidiary of the Company loaned money to Triad Senior Living I, L.P. ("Triad") pursuant to an unsecured loan facility not to exceed $10,000,000. The principal is due March 12, 2003. The first draw under this loan facility was made on March 12, 1998. Interest is due quarterly at 8% per annum. This loan may be prepaid without penalty. At September 30, 1998, $6,744,594 has been advanced to Triad under this loan facility.

Effective April 1, 1998, a wholly-owned subsidiary of the Company obtained a 19% limited partnership interest in Triad for $330,243 in cash. The Company is accounting for this under the equity method of accounting based on the provisions of the Triad partnership agreement. As a result, the Company has deferred interest income on the note receivable from Triad and development fees receivable from Triad of $34,921 and $395,800, respectively, as of September 30, 1998.

During the third quarter, a wholly-owned subsidiary of the Company loaned money to Triad Senior Living II, L.P. ("Triad II") pursuant to an unsecured loan facility not to exceed $7,000,000. The principal is due September 25, 2003. The first draw under this loan facility was made on September 25, 1998. Interest is

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


due quarterly at 10.5% per annum. This loan may be prepaid without penalty. At September 30, 1998, $610,023 has been advanced to Triad II under this loan facility.

Effective September 23, 1998, a wholly-owned subsidiary of the Company obtained a 19% limited partnership interest in Triad II for $74,100 in cash. The Company is accounting for this under the equity method of accounting based on the provisions of the Triad II partnership agreement. As a result, the Company has deferred interest income on the note receivable from Triad II and development fees receivable from Triad II of $154 and $68,638, respectively, as of September 30, 1998.

3.       ACQUISITIONS

On September 30, 1998, a wholly-owned subsidiary of the Company acquired four senior living communities from NHP Retirement Housing Partners I Limited Partnership ("NHP") for $40,683,281 by entering into a $32,300,000 mortgage loan agreement with Lehman Brothers Holdings, Inc., a cash payment of $8,246,007 and assumption of net assets and liabilities of $137,274. The Company's subsidiary mortgaged the four senior living communities as collateral. The acquisition was accounted for as a purchase. The Company's purchase price allocation is based on preliminary estimates.

Subsequent to September 30, 1998, a wholly-owned subsidiary of the Company acquired a senior living community from Tesson Heights Enterprises, a Texas limited partnership, for $23,051,786. The Company's subsidiary borrowed $15,400,000 pursuant to an existing mortgage loan agreement with Lehman Brothers Holdings, Inc. and mortgaged the senior living community as collateral. A wholly-owned subsidiary of the Company also acquired a senior living community from Gramercy Hill Enterprises, a Texas limited partnership, for $11,036,655. The Company's subsidiary assumed a $6,334,660 note, along with borrowing $1,980,000 from WMF Washington Mortgage Corp. on a second lien basis and mortgaged the senior living community as collateral. The Company's subsidiaries paid the remaining purchase prices with a cash payment of $7,376,632 and $2,425,798, respectively, and assumption of liabilities of $275,154 and $296,197, respectively.

The Company has not completed its analysis of the purchase accounting for any of the transactions above. As a result, the pro forma financial information reflecting the results of operations as if the purchase had occurred as of January 1, 1997 and earnings per share for 1997 and the nine month period ended September 30, 1998 is not yet complete. This information will be filed by the Company in a Form 8-K with the Securities and Exchange Commission.

4.       NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share considers the dilutive effect of outstanding options calculated using the treasury stock method.

The average daily price of the common stock during the third quarter of 1998 and nine months ended September 30, 1998 did not exceed the exercise price of the options, and therefore, the options are not considered dilutive for purposes of calculating diluted net income per share.

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               September 30, 1998
                                   (Unaudited)

5.       CONTINGENCIES

On August 11, 1998, the Company executed a settlement agreement with Angeles Housing Concepts, Inc. ("AHC") and ILM I Lease Corporation and ILM II Lease Corporation (collectively, "ILM") resolving all claims among the parties relating to a lawsuit filed by AHC against the Company alleging interference with AHC's management agreements with ILM (the "Settlement Agreement") and calling for a dismissal with prejudice of this lawsuit. In September 1998, this lawsuit was dismissed with prejudice. The Settlement Agreement will not involve any payment of damages to AHC or any other party by the Company.

On October 28, 1998, the Company received notice that a complaint had been filed by an Interest holder in NHP Retirement Housing Partners I Limited Partnership ("NHP") in Chancery Court in Delaware against the Company, the Company's subsidiary, Capital Senior Living Properties 2 - NHPCT, Inc. (the "Subsidiary"), NHP and NHP's general partner, Capital Realty Group Senior Housing, Inc. This Interest holder purchased 90 Interests in NHP in 1993 for $180. The complaint, which seeks class action status, alleges violation of the NHP partnership agreement in connection with NHP selling four of its properties to the Subsidiary. The complaint seeks rescission of the sale by NHP of the four properties to the Subsidiary and various other relief. The Company and the other defendants believe the complaint is without merit and intend to vigorously contest the complaint. The complaint has been turned over to the applicable insurance carriers for defense and coverage.

The Company has pending claims incurred in the normal course of business which, in the opinion of management, based on the advice of legal counsel, will not have a material effect on the financial statements of the Company.

6.       PRO FORMA INCOME TAXES

The income taxes on earnings of the S corporations and partnerships contributed to the Company for the period from January 1, 1997 through September 30, 1997, were the responsibility of the stockholders and partners. The pro forma adjustment reflected on the statements of income for the three and nine month periods ended September 30, 1997 assumes these S corporations and partnerships were subject to income taxes. Pro forma income tax expense has been calculated using statutory federal and state tax rates, estimated at 39.5%.

                        CAPITAL SENIOR LIVING CORPORATION
                               September 30, 1998

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis addresses (i) the Company's results of operations for the three and nine months ended September 30, 1998 and 1997, respectively, and (ii) liquidity and capital resources of the Company and should be read in conjunction with the Company's consolidated financial statements contained elsewhere in this report.

The Company generates revenue from a variety of sources. For the three months ended September 30, 1998, the Company's revenue was derived as follows: 49.2% from the operation of five owned senior living communities that are operated by the Company; 10.2% from lease rentals from triple net leases of three skilled nursing facilities and four physical rehabilitation centers; 9.3% from management fees arising from management services provided for five affiliate owned and operated senior living communities and fifteen third party owned and operated senior living communities; and 29.0% derived from development fees earned for managing the development and construction of new senior living communities for third parties, including Triad and Triad II.

For the nine months ended September 30 1998, the Company's revenue was derived as follows: 54.1% from the operation of five owned and one leased senior living community that are operated by the Company; 11.4% from lease rentals from triple net leases of three skilled nursing facilities and four physical rehabilitation centers; 10.6% from management fees arising from management services provided for five affiliate owned and operated senior living communities and fifteen third party owned and operated senior living communities; and 21.3% derived from development fees earned for managing the development and construction of new senior living communities for third parties, including Triad and Triad II.

As the Company continues to implement its business plan, management believes that the mix of the Company's revenues will change and that development activities will take on increased importance. Development fees are generally based upon a percentage of construction cost and are earned over the period commencing with the initial development activities and ending with the opening of the community. Development fees as a percent of total revenues increased from 2.4% in the third quarter of 1997 to 29.0% in the third quarter of 1998.

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

                        CAPITAL SENIOR LIVING CORPORATION
                               September 30, 1998

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

The following tables set forth for the periods indicated, selected Statements of Income data in thousands of dollars and expressed as a percentage of total revenues.


                                                      Three Months Ended                              Nine Months Ended
                                                         September 30,                                  September 30,
                                        ----------------------------------------------  ------------------------------------------
                                                 1998                    1997                   1998                   1997
                                        ----------------------- ----------------------  ---------------------  -------------------
                                               $         %          $           %           $          %          $         %
Revenues:
     Resident and healthcare revenue        $ 5,194     49.2%    $ 5,356       70.0%    $ 15,237      54.1%      $15,783   69.5%
     Rental and lease income                  1,073     10.2%      1,056       13.8%       3,204      11.4%        3,214   14.1%
     Unaffiliated management services
         revenue                                604      5.7%        472        6.2%       1,812       6.4%        1,421    6.3%
     Affiliated management services revenue     375      3.6%        322        4.2%       1,192       4.2%        1,023    4.5%
     Development fees                         3,060     29.0%        185        2.4%       5,993      21.3%          557    2.5%
     Other                                      250      2.3%        261        3.4%         706       2.6%          722    3.1%
                                           --------    ------    -------      ------    --------     ------      -------  ------
        Total revenue                        10,556    100.0%      7,652      100.0%      28,144     100.0%       22,720  100.0%
                                           --------    ------    -------      ------    --------     ------      -------  ------
Expenses:
     Operating expenses:                      3,837     36.3%      4,203       54.9%      11,635      41.3%       12,283   54.1%
     General and administrative expenses      1,241     11.8%      1,889       24.7%       4,180      14.9%        5,822   25.6%
     Depreciation and amortization              572      5.4%        601        7.9%       1,696       6.0%        1,551    6.8%
                                           --------    ------    -------      ------    --------     ------      -------  ------
        Total expenses                        5,650     53.5%      6,693       87.5%      17,511      62.2%       19,656   86.5%
                                           --------    ------    -------      ------    --------     ------      -------  ------
Income from operations                        4,906     46.5%        959       12.5%      10,633      37.8%        3,064   13.5%
Other income (expense)
     Interest income                          1,207     11.4%      1,272       16.6%       3,403      12.1%        2,066    9.1%
     Interest expense                          (188)    (1.8%)    (1,122)     (14.7%)       (547)     (1.9%)      (1,541)  (6.8%)
     Other                                        -      0.0%         22        0.4%           -         -            22      -
                                          ---------    ------    -------      ------    --------     ------      -------  ------
Income before income taxes and minority
     interest in consolidated partnerships    5,925     56.1%      1,131       14.8%      13,489      48.0%        3,611   15.8%
Provision for income taxes                   (2,289)   (21.7%)         -        0.0%      (5,186)    (18.4%)           -    0.0%
                                          ---------    ------    -------      ------    --------     ------      -------  ------
Income before minority interest in
     consolidated partnerships                3,636     34.4%      1,131       14.8%       8,303      29.6%        3,611   15.8%
Minority interest in consolidated

     partnerships                              (130)    (1.2%)      (335)      (4.4%)       (360)     (1.3%)      (1,601)  (7.0%)
                                          ---------    ------    -------      -------   --------     ------      -------  ------
Net income                                 $  3,506     33.2%    $   796       10.4%     $ 7,943      28.3%      $ 2,010    8.8%
                                          =========    ======    =======      ======    ========     ======      =======  ======


Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997

Revenues. Total revenues were $10,556,000 in the three months ended September 30, 1998 compared to $7,652,000 for the three months ended September 30, 1997, representing an increase of $2,904,000, or 37.9%. The primary components of this increase were increases in development fees of $2,875,000. These increases were due to the addition of 28 development contracts for managing the development and construction of new senior living communities owned by third parties, including Triad and Triad II.

Expenses. Total expenses were $5,650,000 in the third quarter of 1998 compared to $6,693,000 in the third quarter of 1997, representing a decrease of $1,043,000 due to a reduction in officers' salaries, the termination of the Maryland Gardens lease, and corporate management and property management controlling expense levels through greater efficiency.

Other income and expenses. Interest income decreased $65,000, primarily as a result of the decrease of approximately $64,000,000 of U.S. Treasury securities held during the third quarter of 1997 offset by the temporary investment of $34,000,000 of the Company's cash balances.

                        CAPITAL SENIOR LIVING CORPORATION
                               September 30, 1998

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Provision for income taxes. Provision for income taxes in the third quarter of 1998 was $2,289,000 compared to no provision in the third quarter of 1997. This increase was due to the Company and its consolidated subsidiaries and partnerships not being subject to income taxes in the third quarter of 1997, as all of its taxable income was taxable to its stockholders and partners prior to the initial public offering of the Common Stock of the Company.

Minority interest. Minority interest in limited partnerships decreased $205,000 primarily as a result of the elimination of Capital Senior Living Communities, L.P. ("CSLC, L.P.") minority interest as a result of the formation transactions that occurred concurrent with the initial public offering of the Common Stock of the Company and the additional acquisitions of limited partnership interests in HealthCare Properties, L.P. ("HCP") by the Company.

Net income. As a result of the foregoing factors, net income increased $2,710,000 to $3,506,000 for the three months ended September 30, 1998, as compared to $796,000 for the three months ended September 30, 1997.

Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997

Revenues. Total revenues were $28,144,000 in the nine months ended September 30, 1998 compared to $22,720,000 for the nine months ended September 30, 1997, representing an increase of $5,424,000, or 23.9%. The primary components of this increase were increases in development fees of $5,436,000. These increases were due to the addition of 28 development contracts for managing the development and construction of new senior living communities owned by third parties, including Triad and Triad II.

Expenses. Total expenses were $17,511,000 in the nine months ended September 30, 1998 compared to $19,656,000 in the nine months ended September 30, 1997, representing a decrease of $2,145,000 due to a reduction in officers salaries and corporate management and property management controlling expense levels through greater efficiency.

Other income and expenses. Interest income increased $1,337,000, primarily as a result of the temporary investment of approximately $34,000,000 of the Company's cash balances that were from the Company's initial public offering in November 1997.

Provision for income taxes. Provision for income taxes in the nine months ended September 30, 1998 was $5,186,000 compared to no provision in the nine months ended September 30, 1997. This increase was due to the Company and its consolidated subsidiaries and partnerships not being subject to income taxes in the nine months ended September 30, 1997, as all of its taxable income was taxable to its stockholders and partners prior to the initial public offering of the Common Stock of the Company.

Minority interest. Minority interest in limited partnerships decreased $1,241,000 primarily as a result of the elimination of CSLC, L.P. minority interest as a result of the formation transactions that occurred concurrent with the initial public offering of the Common Stock of the Company and the additional acquisitions of limited partnership interests in HCP by the Company.

                        CAPITAL SENIOR LIVING CORPORATION
                               September 30, 1998

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net  income.  As a  result  of  the  foregoing  factors,  net  income  increased
$5,933,000 to $7,943,000 for the nine months ended September 30, 1998, as compared to $2,010,000 for the nine months ended September 30, 1997.

Liquidity and Capital Resources

In addition to approximately $34,000,000 of cash balances on hand as of September 30, 1998, the Company's principal sources of liquidity are expected to be cash flows from operations and amounts available for borrowing under its $20,000,000 revolving line of credit. There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that the Company will be able to meet its anticipated needs for working capital.

The Company derives the benefits and bears the risks attendant to the communities it owns. The cash flows and profitability of owned communities depends on the operating results of such communities and are subject to certain risks of ownership, including the need for capital expenditures, financing and other risks, such as those relating to environmental matters.

The cash flows and profitability of the Company's owned communities that are leased to third parties depend on the ability of the lessees to make timely lease payments. At September 30, 1998, HCP was operating one of its properties and had leased seven of its owned properties under triple net leases to third parties until 2000 or 2001. Four of these properties are leased until year 2001 to HealthSouth Rehabilitation Corp. ("HealthSouth"), which provides acute spinal injury intermediate care at these properties. HealthSouth closed one of these facilities in 1994 and closed another facility in February 1997 due to low occupancy. HealthSouth has continued to make lease payments on a timely basis for all four properties. HCP's other three facility leases are all current in their lease payments to HCP. The lessee for one of these three facilities continues to fund the deficit between the required lease payment and operating cash flow. Should the operators of the leased properties default on payment of their lease obligations prior to termination of the lease agreements, six of the seven lease contracts contain a continuing guarantee of payment and performance by the parent company of the operators, which the Company intends to pursue in the event of default. Following termination of these leases and if the lessees do not exercise options to purchase the properties, the Company intends to convert and operate the facilities as assisted living and Alzheimer's care facilities.

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

                        CAPITAL SENIOR LIVING CORPORATION
                               September 30, 1998

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

During 1998, a wholly-owned subsidiary of the Company agreed to loan Triad up to $10,000,000. The principal is due March 12, 2003. The first draw under this loan facility was made on March 12, 1998. Interest is due quarterly at 8% per annum. This loan may be prepaid without penalty. At September 30, 1998, approximately $6,745,000 has been advanced to Triad under this loan facility.

On September 24, 1998, the Company and Triad II, a limited partnership, entered into a Development and Turnkey Services Agreement in connection with the development and management of the Company's planned new Waterford Communities where Triad II would own and finance the construction of the new communities. Triad II was organized on September 24, 1998. The general partner of Triad II, owning 1% is Triad Partners II, Inc. The limited partners are Triad Senior Living II, L.P., owning 80%, and a wholly-owned subsidiary of the Company, owning 19%.

The Company's subsidiary will have an option to purchase the partnership interests of Triad Partners II, Inc. in Triad II for an amount equal to the amount such party paid for its interest, plus non-compounded interest of 12% per annum. The property management agreements also provide the Company's subsidiary with an option to purchase the communities developed by Triad II upon their completion for an amount equal to the fair market value (based on a third-party appraisal but not less than hard and soft costs and lease-up costs). The Company has made no determination as to whether it will exercise its purchase options. The Company will evaluate the possible exercise of each purchase based upon the business and financial factors, which may exist at the time those options may be exercised.

Triad II is negotiating commitments for loan facilities aggregating up to $26,000,000 to fund its development activities.

During the third quarter, a wholly-owned subsidiary the Company agreed to loan Triad II up to $7,000,000. The principal is due September 25, 2003. The first draw under this loan facility was made on September 25, 1998. Interest is due

                        CAPITAL SENIOR LIVING CORPORATION
                               September 30, 1998

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

quarterly at 10.5% per annum. This loan may be prepaid without penalty. At September 30, 1998, approximately $610,000 has been advanced to Triad II under this loan facility.

On September 30, 1998, a wholly-owned subsidiary of the Company acquired four senior living communities from NHP for $40,683,281 by entering into a $32,300,000 mortgage loan agreement with Lehman Brothers Holdings, Inc., a cash payment of $8,246,007 and assumption of net assets and liabilities of $137,274. The Company's subsidiary mortgaged the four senior living communities as collateral. The acquisition was accounted for as a purchase. The Company's purchase price allocation is based on preliminary estimates.

Subsequent to September 30, 1998, a wholly-owned subsidiary of the Company acquired a senior living community from Tesson Heights Enterprises, a Texas limited partnership, for $23,051,786. The Company's subsidiary borrowed $15,400,000 pursuant to the existing mortgage loan agreement with Lehman Brothers Holdings, Inc. and mortgaged the senior living community as collateral. A wholly-owned subsidiary of the Company also acquired a senior living community from Gramercy Hill Enterprises, a Texas limited partnership, for $11,036,655. The Company's subsidiary assumed a $6,334,660 note, and borrowed an additional $1,980,000 from WMF Washington Mortgage Corp. on a second lien basis and mortgaged the senior living community as collateral for both loans. The Company's subsidiaries paid the remaining purchase prices with a cash payment of $7,376,632 and $2,425,798, respectively, and assumption of liabilities of $275,154 and $296,197, respectively.

Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize the year 2000 as a date other than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on ongoing assessments, the Company has developed a program to modify or replace significant portions of its software and certain hardware, which are generally PC-based systems, so that those systems will properly utilize dates beyond December 31, 1999. The Company expects to substantially complete software reprogramming and software and hardware replacement no later than December 31, 1998, with 100% completion targeted for September 30, 1999. The Company presently believes that these modifications and replacements of existing software and certain hardware will mitigate the Year 2000 Issue. However, if such modifications and replacements are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company has assessed its exposure to operating equipment, and such exposure is not significant due to the nature of the Company's business.

The Company is not aware of any external agent with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of determining whether or ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company.

                        CAPITAL SENIOR LIVING CORPORATION
                               September 30, 1998

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Management of the Company believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Company has completed most but not all necessary phases of its Year 2000 program. In the event that the Company does not complete the current program or any additional phases, the Company could incur disruptions to its operations. In addition, disruptions in the economy generally resulting from Year 2000 Issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems failure. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

The Company currently has no contingency plans in place in the event it does not complete all phases of its Year 2000 program. The Company plans to evaluate the status of completion in early 1999 and determine whether such a plan is necessary.

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

                        CAPITAL SENIOR LIVING CORPORATION
                               September 30, 1998


PART II.          OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

On August 11, 1998, the Company executed a settlement agreement with Angeles Housing Concepts, Inc. ("AHC") and ILM I Lease Corporation and ILM II Lease Corporation (collectively, "ILM") resolving all claims among the parties relating to a lawsuit filed by AHC against the Company alleging interference with AHC's management agreements with ILM (the "Settlement Agreement") and calling for a dismissal with prejudice of this lawsuit. In September 1998, this lawsuit was dismissed with prejudice. The Settlement Agreement will not involve any payment of damages to AHC or any other party by the Company.

On October 28, 1998, the Corporation received notice that a complaint had been filed by an Interest holder in NHP Retirement Housing Partners I Limited Partnership ("NHP") in Chancery Court in Delaware against the Company, the Company's subsidiary, Capital Senior Living Properties 2 - NHPCT, Inc. (the "Subsidiary"), NHP and NHP's general partner, Capital Realty Group Senior
Housing, Inc. This Interest holder purchased 90 Interests in NHP in 1993 for $180. The complaint, which seeks class action status, alleges violation of the NHP partnership agreement in connection with NHP selling four of its properties to the Subsidiary. The complaint seeks rescission of the sale by NHP of the four properties to the Subsidiary and various other relief. The Company and the other defendants believe the complaint is without merit and intend to vigorously contest the complaint. The complaint has been turned over to the applicable insurance carriers for defense and coverage.

The Company has pending claims incurred in the normal course of business which, in the opinion of management, based on the advice of legal counsel, will not have a material effect on the financial statements of the Company.


Item 2.           CHANGES IN SECURITIES (Use of proceeds from public offering)

The Company's initial Registration Statement on Form S-1, File No. 333-33379, was declared effective by the Securities and Exchange Commission on October 30, 1997 (the "Offering"). The Offering was managed by Lehman Brothers Inc., J.C. Bradford & Co., Donaldson, Lufkin & Jenrette Securities Corporation and Smith Barney Inc. A total of 10,350,000 shares of Common Stock, including 1,350,000 shares subject to an over-allotment option, were registered. The net proceeds to the Company from the sale of such shares were approximately $128,407,000, after deducting underwriting discounts and commissions of approximately $9,742,000 and Offering expenses of approximately $1,576,000 paid by the Company. From the effective date of the Registration Statement through the end date of the period covered by this report, the Company has used approximately $1,600,000 of the net proceeds of the Offering for expenses associated with the Offering. In addition, the Company used a portion of such net proceeds as follows: (i) approximately $70,800,000 of such net proceeds to repay the indebtedness incurred by the Company to acquire assets (including construction in progress) in the transactions undertaken at the closing of the Offering (the "Formation Transactions"); (ii) approximately $18,100,000 to repay certain notes issued in conjunction with the Formation Transactions (the "Formation Note"); (iii) approximately $5,800,000 to pay the balance of the purchase price to an affiliate related to the purchase of assets on the Formation Transactions; (iv) approximately $1,200,000 of such net proceeds to repay indebtedness to affiliates; (v) approximately $8,246,000 of such net proceeds to acquire the four senior living communities from NHP; (vi) approximately $505,000 of such net proceeds to purchase land in Carmichael, CA; and (vii) approximately $6,745,000 and $610,000 advanced to Triad and Triad II, respectively. There has not been a material change in the use of proceeds described in the Company's prospectus.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable


Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable


Item 5.           OTHER INFORMATION

                  Not Applicable


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (A)      Exhibit:

                           10.1 Draw Promissory Note, dated September 24, 1998, of Triad Senior Living II, L.P., in favor of Capital Senior Living Properties, Inc.

                           27.1     Financial Data Schedule

                  (B)      Reports on Form 8-K

                           (i) The Registrant filed a report on Form 8-K, dated September 30, 1998, to report the acquisition of four senior living communities from NHP Retirement Housing Partners I Limited Partnership.

                           (ii) The Registrant filed a report on form 8-K, dated October 29, 1998, to report the acquisition of two senior living communities from Tesson Heights Enterprises and Gramercy Hill Enterprises.

                        CAPITAL SENIOR LIVING CORPORATION
                               September 30, 1998


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


Date:    November 13, 1998