Form 10-K
period 1998-12-31
CAPITAL SENIOR LIVING CORP
filed 1999-03-31
CIK 1043000

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                         ------------------------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of 10,330,450 shares of the Registrant's Common Stock held by nonaffiliates, based upon the closing price of the Registrant's Common Stock as reported by the New York Stock Exchange on March 29, 1999 was approximately $72,313,150. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant. As of March 29, 1999, 19,717,347 shares of Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's definitive Proxy Statement pertaining to the 1999 Annual Meeting of Stockholders (the "Proxy Statement") and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A is incorporated herein by reference into Part III.

===============================================================================

                        CAPITAL SENIOR LIVING CORPORATION

                                TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                               NUMBER
                                                                                                               ------

                                                      PART I
ITEM 1.  BUSINESS..........................................................................................1
ITEM 2.  PROPERTIES.......................................................................................20
ITEM 3.  LEGAL PROCEEDINGS................................................................................20
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................21

                                                      PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS............................................................................22
ITEM 6.  SELECTED FINANCIAL DATA..........................................................................24
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND  RESULTS OF OPERATIONS.....................................................................26
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................36
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................36
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE..............................................................36

                                                     PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................................36
ITEM 11. EXECUTIVE COMPENSATION...........................................................................36
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.....................................................................................36
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................37

                                                      PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.................................38

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Capital Senior Living Corporation (together with its subsidiaries, the "Company") is one of the largest developers and operators of senior living communities in the United States in terms of resident capacity. As of December 31, 1998, the Company owned interests in and/or operated 34 communities in 17 states with a capacity of approximately 5,700 residents, including 19 communities in which it owned interests and 15 communities that it managed for third parties pursuant to multi-year management contracts. As of December 31, 1998, the Company was developing 34 new communities which will have a capacity of approximately 5,000 residents and was expanding 10 existing communities to accommodate approximately 600 additional residents. As of December 31, 1998, the Company also operated one home care agency. Approximately 93% of the total revenues and reimbursable expenses for the senior living communities managed by the Company as of December 31, 1998 are derived from private pay sources. During 1998, the communities which the Company operated and in which it owned interests had an average occupancy rate of approximately 95% and its managed communities had an average occupancy rate of approximately 96%. The Company and its predecessors have provided senior living services since 1990.

PENDING MERGERS

         On February 7, 1999, the Company entered into definitive Agreements and Plans of Merger with ILM Senior Living, Inc. and ILM II Senior Living, Inc. for a combined transaction value of approximately $174 million, which includes approximately $4 million of net liabilities. The primary assets of ILM Senior Living, Inc. and ILM II Senior Living, Inc. collectively are 13 senior living communities that have been managed by the Company under management agreements since 1996. Under the two merger agreements, both ILM Senior Living, Inc. and ILM II Senior Living, Inc. would separately merge with and into a wholly owned direct subsidiary of the Company with the aggregate issued and outstanding shares of ILM Senior Living, Inc. and ILM II Senior Living, Inc. common stock eligible to receive 65% of the merger consideration in cash (approximately $110.5 million) and 35% in 8% convertible trust preferred securities (with a liquidation value of approximately $59.5 million). Both mergers have been approved by the boards of directors of each company and each transaction requires the approval of the applicable shareholders of either ILM Senior Living, Inc. or ILM II Senior Living, Inc. The mergers also are subject to certain other customary conditions, including regulatory approvals, and are expected to be completed during the second half of 1999.

FORMATION TRANSACTIONS

         The Company was incorporated in October 1996 in the state of Delaware. On November 5, 1997, the Company closed its initial public offering in which it sold 10,350,000 common shares pursuant to a final prospectus under the Securities Act of 1933, as amended, at $13.50 per share (the "Offering"). Simultaneously with the consummation of the Offering, the Company, the Company's founders Jeffrey L. Beck ("Beck") and James A. Stroud (and his affiliate) ("Stroud"), Lawrence A. Cohen, Vice Chairman and Chief Financial Officer of the Company ("Cohen"), and affiliates of Messrs. Beck and Stroud completed a series of transactions (collectively, the "Formation Transactions") that resulted in the reorganization of the Company (the "Formation"). In the Formation Transactions, 7,687,347 shares were issued to Beck, Stroud and Cohen in the transactions described below, bringing the total issued and outstanding shares of the Company to 19,717,347 shares. Since the Offering, all of the Company's operations are being conducted by the Company or its subsidiaries.

         As part of the Formation Transactions, Messrs. Beck and Stroud contributed all of the capital stock of Capital Senior Living, Inc., Capital Senior Management 1, Inc., Capital Senior Management 2, Inc., Capital Senior Development, Inc., and, with Mr. Cohen, of Quality Home Care, Inc. (the "Contributed Entities") to the Company in exchange for the issuance of 7,687,347 shares of common stock and the issuance of separate notes to Messrs. Beck, Stroud and Cohen in the aggregate principal amount of $18,076,380 (collectively, the "Formation Note"). The number of shares of common stock issued and the principal amount of the Formation Note were established by the Company in connection with the Formation based on an assessment of the value of the Contributed Entities and the value of the Acquired Assets (as defined below). The Formation

Note was repaid from net proceeds of the Offering. The primary assets of the Contributed Entities consisted of third-party management contracts, development contracts and a home care agency.

         Also as part of the Formation Transactions, the Company purchased substantially all of the assets (the "Acquired Assets"), other than working capital items, of Capital Senior Living Communities, L.P., a Delaware limited partnership ("CSLC"), for the assumption of approximately $70.8 million of debt plus cash equal to $5.8 million (the "Asset Acquisition"). The Acquired Assets of CSLC were: (i) four senior living communities located in Cottonwood, Arizona, Indianapolis, Indiana, Merrillville, Indiana and Canton, Ohio; (ii) approximately 56% of the limited partner interests in HealthCare Properties, L.P., a Delaware limited partnership ("HCP"); and (iii) approximately 31% of the aggregate principal amount of certain notes (the "NHP Notes") issued by NHP Retirement Housing Partners I Limited Partnership, a Delaware limited partnership ("NHP") and approximately 3% of the outstanding limited partnership interests of NHP. The primary assets of HCP consisted of: (i) approximately $9.9 million in cash and cash equivalents as of the Offering; (ii) four physical rehabilitation facilities located in Orlando, Florida, Nashville, Tennessee, Lancaster, South Carolina, and Martin, Tennessee; and (iii) four skilled nursing facilities located in Evansville, Indiana, Cambridge, Massachusetts, Fort Worth, Texas, and Austin, Texas. The outstanding principal amount of all of the NHP Notes as of the Offering was $42.7 million. The NHP Notes accrue interest at a rate of 13% per annum, currently pay cash interest at a rate of 7% per annum, are secured by substantially all of the assets of NHP, and mature on December 31, 2001. The primary assets, as of the Offering, of NHP consisted of five senior living communities located in Buffalo, New York, Sacramento, California (two communities), Detroit, Michigan, and Boca Raton, Florida. Messrs. Beck and Stroud control approximately 66% of the limited partnership interests in CSLC. The purchase price paid for the Acquired Assets was determined as follows: (i) CSLC's communities, other than construction in process, were valued based on the appraised value of the communities; (ii) CSLC's investment in HCP was valued based on the appraised value of HCP's communities, adjusted for working capital items and other assets and liabilities that would be settled in cash, multiplied by the percentage of HCP owned by CSLC; (iii) CSLC's investment in the NHP Notes was valued based on discounting the amount of principal and interest payments to be made following the maturity date (December 31, 2001) of the NHP Notes (assuming a six month lag between maturity and full repayment); and (iv) CSLC's investment in the NHP limited partnership interests was valued at its historical cost basis which approximates fair value. The appraised values for the communities were determined by third-party appraisals.

         CSLC, HCP and NHP are limited partnerships required to file periodic reports under the Securities Exchange Act of 1934, as amended. The general partner of CSLC is Retirement Living Communities, an Indiana limited partnership, which is beneficially owned by Messrs. Beck and Stroud. The general partner of HCP and NHP is Capital Realty Group Senior Housing, Inc. ("Senior Housing"), an entity that was beneficially owned by Messrs. Beck and Stroud until June 10, 1998 when the general partner interest was sold to an unrelated third-party, Retirement Associates, Inc.

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

INDUSTRY BACKGROUND

         The senior living services industry encompasses a broad and diverse range of living accommodations and health care services that are provided primarily to persons 65 years of age or older. For the elderly who require limited services, care in independent living residences supplemented at times by home health care, offers a viable option. Most independent living communities typically offer community living together with a basic services package consisting of meals, housekeeping, laundry, security, transportation, social and recreational activities and health care monitoring.

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

         The senior living services industry is highly fragmented and characterized by numerous small operators. Moreover, the scope of senior living services varies substantially from one operator to another. Many smaller senior living providers do not operate purpose-built residences, do not have professional training for staff and provide only limited assistance with ADLs. The Company believes that few senior living operators provide the required comprehensive range of senior living services designed to permit residents to "age in place" within the community as they develop further physical or cognitive frailties.

         The Company believes that the senior living services industry will require large capital infusions over the next 30 years to meet the growing demand for senior living facilities. The National Investment Conference has estimated that gross capital expenditures for the senior living marketplace will grow from $86 billion in 1996 to $126 billion in 2005 and to $490 billion in 2030, in order to accommodate increasing demand. As a result, the Company believes there will continue to be significant growth opportunities in the senior living market for providing services to the elderly.

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

         The likelihood of living alone increases with age. Most of this increase is due to an aging population in which women outlive men. In 1993, eight out of ten noninstitutionalized elderly who lived alone were women. According to the United States Bureau of Census, based on 1993 data, for women the likelihood of living alone increases from 32% for 65- to 74-year-olds to 57% for those women aged 85 and older. Men show similar trends with 13% of the 65- to 74-year-olds living alone rising to 29% of the men aged 85 and older living alone. Societal changes, such as increased divorce rates and the growing numbers of persons choosing not to marry, have further increased the number of Americans living alone. This growth in the number of elderly living alone has resulted in an increasing demand for services that historically have been provided by a spouse, other family members or live-in caregivers.

Demographics

         The primary market for the Company's senior living services is comprised of persons aged 75 and older. This age group is one of the fastest growing segments of the United States population and is expected to more than double by the year 2030. The population of seniors aged 85 and over is expected to increase from approximately 3.1 million in 1990 to over 4.3 million by 2000, an increase of 39%. As the number of persons aged 75 and over continues to grow, the Company believes that there will be corresponding increases in the number of persons who need assistance with ADLs. According to industry analyses, approximately 19% of persons aged 75-79, approximately 24% of persons aged 80-84 and approximately 45% of persons aged 85 and older need assistance with ADLs. According to the Alzheimer's Association the number of persons afflicted with Alzheimer's disease is expected to grow from the current 4.0 million to 14.0 million by the year 2050.

Restricted Supply of Nursing Beds

         The majority of states in the United States have adopted Certificate of Need or similar statutes generally requiring that, prior to the addition of new skilled nursing beds, the addition of new services, or the making of certain capital expenditures, a state agency must determine that a need exists for the new beds or the proposed activities. The Company believes that this Certificate of Need process tends to restrict the supply and availability of licensed nursing facility beds. High construction costs, limitations on government reimbursement for the full costs of construction, and start-up expenses also act to constrain growth in the supply of such facilities. At the same time, nursing facility operators are continuing to focus on improving occupancy and expanding services to subacute patients generally of a younger age and requiring significantly higher levels of nursing care. As a result, the Company believes that there has been a decrease in the number of skilled nursing beds available to patients with lower acuity levels and that this trend should increase the demand for the Company's senior living communities, including particularly the Company's assisted living communities and skilled nursing facilities.

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

Continue to Provide Broad Range of High-Quality Personalized Care

         Central to the Company's operating strategy is its focus on providing high-quality care and services that are personalized and tailored to meet the individual needs of each community resident. The Company's residences and services are designed to provide a broad range of care that permits residents to "age in place" as their needs change and as they develop further physical or cognitive frailties. By creating an environment that maximizes resident autonomy and provides individualized service programs, the Company seeks to attract seniors at an earlier stage, before they need the higher level of care provided in a skilled nursing facility. The Company also maintains a comprehensive quality assurance program designed to ensure the satisfaction of its residents and their family members. The Company conducts annual resident satisfaction surveys. In 1998 and 1997, the Company achieved a 95% and 96% approval rating, respectively, from its residents in a polling of its residents' satisfaction.

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

Improve Operating Efficiencies

         The Company seeks to improve operating efficiencies at its communities by continuing to actively monitor and manage operating costs. By having an established national portfolio of communities with regional management in place, the Company believes it has established a platform to achieve operating efficiencies through economies of scale in the purchase of bulk items, such as food, and in the spreading of fixed costs, such as corporate overhead, over a larger revenue base, and to provide more effective management supervision and financial controls. The Company's development strategy includes regional clustering of new communities to achieve further efficiencies.

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

CARE AND SERVICES PROGRAMS

         The Company provides a wide array of senior living services to the elderly at its communities, including independent living, assisted living (with special programs and living units at some of its communities for residents with Alzheimer's and other forms of dementia), skilled nursing, and home care services. By offering a variety of services and encouraging the active participation of the resident and the resident's family and medical consultants, the Company is able to customize its service plan to meet the specific needs and desires of each resident. As a result, the Company believes that it is able to maximize customer satisfaction and avoid the high cost of delivering unnecessary services to residents.

Independent Living Services

         The Company provides independent living services to seniors who do not yet need assistance or support with ADLs, but who prefer the physical and psychological comfort of a residential community that offers health care and other services. As of December 31, 1998, the Company had ownership interests in 11 communities and managed an additional 14 communities which provide independent living services, with an aggregate capacity for 1,914 and 2,140 residents, respectively.

         Independent living services provided by the Company include daily meals, transportation, social and recreational activities, laundry, housekeeping, security and health care monitoring. The Company also fosters the wellness of its residents by offering health screenings (such as blood pressure checks), periodic special services (such as influenza inoculations), chronic disease management (such as diabetes with its attendant blood glucose monitoring), dietary and similar programs, as well as ongoing exercise and fitness classes. Classes are given by health care professionals to keep residents informed about health and disease management. Subject to applicable government regulation, personal care and medical services are available to independent living residents through either the community staff or through the Company's or independent home care agencies. The Company's independent living residents pay a fee ranging from $1,250 to $2,400 per month, in general, depending on the specific community, program of services, size of the unit, and amenities offered. The Company's contracts with its independent living residents are generally for a term of one year and are typically terminable by the resident upon 30 days' notice.

Assisted Living and Memory Impaired Services

         The Company offers a wide range of assisted living care and services 24 hours per day, including personal care services, support services, and supplemental services. As of December 31, 1998, the Company had ownership interests in 10 communities, and managed an additional 10 communities which provide assisted living services, with an aggregate capacity for 383 and 412 residents, respectively. The residents of the Company's assisted living residences generally need help with some or all ADLs, but do not require the more acute medical care traditionally given in nursing homes. Upon admission to the Company's assisted living communities, and in consultation with the resident, the resident's family and medical consultants, each resident is assessed to determine his or her health status, including functional abilities, and need for personal care services, and completes a lifestyles assessment to determine the resident's preferences. From these assessments, a care plan is developed for each resident to ensure that all staff members who render care meet the specific needs and preferences of each resident where possible. Each resident's care plan is reviewed periodically to determine when a change in care is needed.

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

         The Company maintains programs and special units at some of its assisted living communities for residents with Alzheimer's and other forms of dementia, which provide the attention, care and services needed to help those residents maintain a higher quality of life. Specialized services include assistance with ADLs, behavior management and a lifeskills based activities program, the goal of which is to provide a normalized environment that supports residents' remaining functional abilities. Whenever possible, residents assist with meals, laundry and housekeeping. Special units for residents with Alzheimer's and other forms of dementia are located in a separate area of the community and have their own dining facilities, resident lounge areas, and specially trained staff. The special care areas are designed to allow residents the freedom to ambulate as they wish while keeping them safely contained within a secure area with a minimum of disruption to other residents. Special nutritional programs are used to help ensure caloric intake is maintained in residents. Resident fees for these special units are dependent on the size of the unit, the design type and the level of services provided.

Skilled Nursing Services

         In its skilled nursing facilities, the Company provides traditional long-term care through 24- hour per day skilled nursing care by registered nurses, licensed practical nurses and certified nursing assistants. The Company also offers a comprehensive range of restorative nursing and rehabilitation services in its communities including, but not limited to, physical, occupational, speech and medical social services. As of December 31, 1998, the Company had ownership interests in seven facilities and managed an additional facility which provides nursing services, with an aggregate capacity for 746 and 60 residents, respectively.

Home Care

         As of December 31, 1998, the Company provided private pay home care services to clients at one of its senior living communities through the Company's on-site home care agency and made private pay home care services available to clients at a majority of its senior living communities through third party providers. The Company believes that the provision of private pay home care services is an attractive adjunct to its independent living services because it allows the Company to provide more services to its residents as they age in place and increase the length of stay in the Company's communities. The services and products that the Company provides through its home care agency include: (i) general and specialty nursing services to clients with long-term chronic health conditions, permanent disabilities, terminal illnesses and post-procedural needs; (ii) rehabilitative therapy services including physical, occupational and speech therapy through outside contractors; (iii) personal care services and assistance with ADLs; (iv) enhanced hospice care for clients in the final phases of incurable disease; and (v) extensive monitoring and educational services relative to respiratory care, medication administration, medical equipment, and medical supplies. The Company intends to expand its home care service business to additional senior living communities and to develop, acquire or manage home care service businesses at other such communities. In addition, the Company will make available to residents certain customized physician, dentistry, podiatry and other health-related services that may be offered by third-party providers. The Company may elect to provide these services directly or through participation in managed care networks.

OPERATING COMMUNITIES

         The table below sets forth certain information with respect to the independent, senior living, and continuum of care communities owned, leased, and managed by the Company as of December 31, 1998.

                                                          RESIDENT CAPACITY (1)
                                                          ---------------------
                                                                                                        COMMENCEMENT    OCCUPANCY
                                                                                               OWNER-        OF         RATE AT
        COMMUNITY                LOCATION              IL         AL       SN      TOTAL       SHIP(2)  OPERATIONS (3)  12-31-98
       -----------              ----------            ----       ----     ----     -----       -------  --------------  ---------


OWNED:
  Amberleigh .............     Buffalo, NY             365        29        --       394            33%      1/92        95%
  Atrium of Carmichael ...     Sacramento, CA          156        --        --       156           100%      1/92        97%
  Cambridge Nursing
    Home .................     Cambridge, MA            --        --       120       120            57%      7/93        90%
  Canton Regency .........     Canton, OH              164        34        50       248           100%      3/91        96%
  Cottonwood Village .....     Cottonwood, AZ          135        47        --       182           100%      3/91        54%(5)
  Crosswood Oaks .........     Sacramento, CA          127        --        --       127           100%      1/92        95%
  Gramercy Hill ..........     Lincoln, NE             101        59        --       160           100%     10/98        98%
  Harrison at Eagle Valley     Indianapolis, IN        138        --        --       138           100%      3/91        99%(7)
  Heatherwood ............     Detroit, MI             188        --        --       188           100%      1/92        92%
  Tesson Heights .........     St Louis, MO            140        58        --       198           100%     10/98        98%
  Towne Centre ...........     Merrillville, IN        165        34        64       263           100%      3/91        96%
  Veranda Club ...........     Boca Raton, FL          235        --        --       235           100%      1/92        89%
                                                     -----       ---       ---     -----                                 --
    Subtotal .............                           1,914       261       234     2,409                                 94%
OWNED AND LEASED TO
  OTHERS:
  Cane Creek .............     Martin, TN               --         8        36        44            57%      7/93       100%(4)
  Cedarbrook .............     Nashville, TN            --        42        --        42            57%      7/93       100%(4)
  Crenshaw Creek .........     Lancaster, SC            --        36        --        36            57%      7/93       100%(4)
  Hearthstone ............     Austin, TX               --        --       120       120            57%      7/93       100%(4)
  McCurdy ................     Evansville, IN           --        --       236       236            57%      7/93       100%(4)
  Sandybrook .............     Orlando, FL              --        36        --        36            57%      7/93       100%(4)
  Trinity Hills ..........     Fort Worth, TX           --        --       120       120            57%      7/93       100%(4)
                                                     -----       ---       ---      -----
    Subtotal .............                              --       122       512       634
MANAGED:
  Buckner Parkway Place ..     Houston, TX             243        82        60       385                     1/98        89%(5)
  Buckner Westminster
    Place ................     Longview, TX            117        --        --       117                     6/96        99%(8)
  Crown Pointe ...........     Omaha, NE               163        --        --       163                     8/96        99%(8)
  Crown Villa ............     Omaha, NE                --        73        --        73                     8/96        99%(8)
  Independence Village ...     East Lansing, MI        162        --        --       162                     8/96        91%(8)
  Independence Village ...     Peoria, IL              173        --        --       173                     8/96        99%(8)
  Independence Village ...     Raleigh, NC             155        22        --       177                     8/96        93%(8)
  Independence Village ...     Winston-Salem, NC       145        16        --       161                     8/96        94%(8)
  Overland Park Place ....     Kansas City, KS         126        25        --       151                     8/96        99%(8)
  The Palms ..............     Fort Myers, FL          235        20        --       255                     8/96        94%(8)
  Rio Las Palmas .........     Stockton, CA            142        50        --       192                     8/96        95%(8)
  Sedgwick Plaza .........     Wichita, KS             117        54        --       171                     8/96        93%(8)
  Villa at Riverwood .....     St. Louis, MO           140        --        --       140                     8/96        96%(8)
  Villa Santa Barbara ....     Santa Barbara, CA        87        38        --       125                     8/96        99%(8)
  West Shores ............     Hot Springs, AR         135        32        --       167                     8/96        96%(8)
                                                     -----     -----     -----     -----                              -----
  Subtotal/Average .......                           2,140       412        60     2,612                                 95%
                                                     -----     -----     -----     -----                              -----
  Grand Total ............                           4,054       795       806     5,655                                 95%(6)
                                                     =====     =====     =====     =====                              =====

----------

(1) Independent living (IL) residences, assisted living (AL) residences (including areas dedicated to residents with Alzheimer's and other forms of dementia) and skilled nursing (SN) beds.

(2) In the case of those communities shown as 33% owned by the Company, this represents ownership of approximately 33% of the outstanding NHP Notes which are secured by the properties. In the case of those communities shown as approximately 57% owned, this represents the Company's ownership of approximately 57% of the limited partner interests in HCP.

(3) Indicates the date on which the Company acquired each of its owned communities or commenced operating its managed communities. The Company operated certain of its communities pursuant to management agreements prior to acquiring the communities.

(4) Represents communities owned by the Company and leased to third parties pursuant to master leases under which the Company receives rent regardless of whether the units are occupied. Does not represent occupancy rate, but rather percentage of property leased pursuant to the master lease. These leases were in place at the time the Company acquired its interest in these communities.

(5) The Cottonwood Village and Buckner Parkway Place communities were in their initial lease-up phase at December 31, 1998. At Cottonwood, the expansion, along with renovations to the existing building, resulted in a temporary reduction of occupancy.

(6)      Excludes communities owned and leased to others.

(7) The Company's home care agency is on-site at the Harrison at Eagle Valley Community.

(8)      Communities managed for ILM I Lease Corporation and ILM II Lease
         Corporation.

THIRD-PARTY MANAGEMENT CONTRACTS

         The Company is a party to two separate property management agreements (the "ILM Management Agreements") with ILM I Lease Corporation and ILM II Lease Corporation, corporations formed by ILM Senior Living, Inc. and ILM II Senior Living, Inc. (collectively, "ILM") that operate 13 senior living communities. The ILM Management Agreements commenced on July 29, 1996 and will expire on December 31, 1999 and December 31, 2000, respectively, subject to extension under certain circumstances, but not beyond July 29, 2001. Under the terms of the ILM Management Agreements, the Company earns a base management fee equal to 4% of the gross operating revenues of the facilities under management (as defined), and is also eligible to receive an incentive management fee equal to 25% of the amount by which the average monthly net cash flow of the facilities (as defined) for the 12-month period ending on the last day of each calendar month exceeds a specified base amount. The ILM Management Agreements are terminable upon the sale of the related facilities, subject to the Company's rights to offer to purchase the facilities. In the event of a sale, the Company has the right to make the first and last offer with respect to the purchase of the facilities subject to the ILM Management Agreements. The Company earned a total of $980,159 and $969,068, respectively, under the two ILM Management Agreements for the year ended December 31, 1998, which includes the incentive management fee, and $854,948 and $734,755, respectively, for the year ended December 31, 1997.

         On February 7, 1999, the Company entered into separate agreements and plans of merger with ILM Senior Living, Inc. and ILM II Senior Living, Inc. Upon completion of such mergers, the Company will own the 13 communities currently managed under the ILM Management Agreements and will terminate the ILM Management Agreements. See "Pending Mergers" for a description of these transactions and the conditions which must be satisfied for their completion.

         The Company is also a party to two separate property management agreements (the "Buckner Agreements") with Buckner Retirement Services, Inc., a not-for-profit corporation that operates two senior living communities. The Buckner Agreements commenced on April 1, 1996 and 1997 and expire on March 31, 2001 and 2002, respectively, except that either party may terminate the agreements for cause under limited circumstances. Under the terms of the Buckner Agreement for Buckner Parkway Place, the Company earns a base management fee of $25,300 per month. Under the terms of the Buckner Westminster Place Agreement, the Company earns a base management fee of $6,050 per month. In the case of the Buckner Westminister Place Agreement, the Company was also entitled, through August 31, 1997, to a marketing lease-up fee of $500 for each unit at the time it was initially occupied. Also, in the case of both of the Buckner Agreements, the Company is also eligible to receive a productivity reward equal to 5% of the Gross Revenues generated during the immediately preceding month that exceed $507,000 and $121,000, respectively. Both agreements have a productivity reward limit of 20% of the base management fee per month. The amounts that exceed the limit are deferred. The productivity reward took the place of the incentive fee during 1997. Pursuant to the terms of the Buckner Agreements, the Company has a right of first refusal with respect to purchasing the communities subject to these agreements.

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

         The Company's senior management has extensive experience in senior living development, having developed in excess of $400.0 million of senior living communities. The Company has an integrated internal development approach pursuant to which the Company's management and other personnel (including designers and architects, market analysts, and construction managers) locate sites for, develop, and open its communities. Personnel who are experienced in site selection conduct extensive market and site-specific feasibility studies prior to the Company's committing significant financial resources to new projects. The Company believes it can expand its operations into new markets and strengthen its presence within its existing markets utilizing its existing residence models, such as the Waterford model, discussed below.

         Development with Triad. Twenty-seven of the 34 senior living communities referred to in the table below will be Waterford Communities and will be developed pursuant to an arrangement with Triad Senior Living, Inc. and its affiliates, which are unrelated third parties. Triad Senior Living, Inc. and its affiliates have previously owned, developed, operated and sold senior living communities for their own account. The Waterford community model is designed to provide middle income residents with a senior living community having amenities typical of higher-priced communities, through more efficient space design, emphasizing common areas and providing more efficient layouts of the living areas.

         The Waterford design may be configured in a number of different ways thereby providing the Company with flexibility in adapting to a particular geographic market, neighborhood, site or care need. In addition, the Waterford design has been developed to facilitate the prompt, efficient, cost-effective delivery of senior care and personal services. Site requirements for the various designs range from 4.5 to 6.0 acres. The Waterford design may also provide for specially designed residential units, common areas and dining rooms for residents with Alzheimer's and other forms of dementia.

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

         The Company had previously entered into a development agreement to develop the Waterford communities with Tri Point Communities, L.P. ("Tri Point"), a limited partnership owned by the Company's founders (Messrs. Beck and Stroud) and their affiliates. Effective April 1, 1998, Tri Point was reorganized and the interests of Messrs. Beck and Stroud were sold at their cost to Triad Senior Living, Inc. and its affiliates. Tri Point was renamed Triad Senior Living I, L.P. ("Triad I"). The new general partner of Triad I, owning 1%, is Triad Senior Living, Inc.

         Five of the 34 senior living communities referred to in the table below will be Waterford communities developed pursuant to an arrangement with Triad I, a limited partnership owned 19% by the Company and 81% by unrelated third parties, under which Triad I will pay development and management fees to the Company for development and management services and the Company will have options to purchase the partnership interests in Triad I of the non-Company partners and to purchase the communities upon their completion and during the term of the management contracts. Triad I will be responsible for funding and obtaining financing for the construction and lease-up costs. The Company made available to Triad I an unsecured credit facility not to exceed $10 million. These communities will have an aggregate capacity for approximately 756 residents at an aggregate estimated cost of completion and lease-up of approximately $40.0 million to $50.0 million.

         Three of the 34 senior living communities referred to in the table below will be Waterford communities developed pursuant to an arrangement with Triad Senior Living II, L.P. ("Triad II"), a limited partnership owned 19% by the Company and 81% by unrelated third parties. Triad II will pay development and management fees to the Company for development and management services and the Company will have options to purchase the partnership interests in Triad II of the non-Company partners and to purchase the communities upon their completion during the term of the management contracts. Triad II will be responsible for funding and obtaining financing for the construction and lease-up costs. The Company has made available to Triad II an unsecured credit facility not to exceed $10 million. These communities will have an aggregate capacity for approximately 408 residents at an aggregate estimated cost of completion and lease-up of approximately $25 million to $30 million.

         Six of the 34 senior living communities referred to in the table below will be Waterford communities developed pursuant to an arrangement with Triad Senior Living III, L.P. ("Triad III"), a limited partnership owned 19% by the Company and 81% by unrelated third parties. Triad III will pay development and management fees to the Company for development and management services and the Company will have options to purchase the partnership interests in Triad III of the nonCompany partners and to purchase the communities upon their completion during the term of the management contracts. Triad III will be responsible for funding and obtaining financing for the construction and lease-up costs. The Company has made available to Triad III, an unsecured credit facility not to exceed $10 million. These communities will have an aggregate capacity for approximately 816 residents at an aggregate estimated cost of completion and lease-up of approximately $50 million to $60 million.

         Up to six of the 34 senior living communities referred to in the table below will be Waterford communities developed pursuant to an arrangement with Triad Senior Living IV, L.P. ("Triad IV"), a limited partnership owned 19% by the Company and 81% by unrelated third parties. Triad IV will pay development and management fees to the Company for development and management services and the Company will have options to purchase the partnership interests in Triad IV of the non-Company partners and to purchase the communities upon their completion during the term of the management contracts. Triad IV will be responsible for funding and obtaining financing for the construction and lease-up costs. The Company has made available to Triad IV an unsecured credit facility not to exceed $10 million. These communities will have an aggregate capacity for approximately 816 residents at an aggregate estimated cost of completion and lease-up of approximately $50 million to $60 million.

         Up to seven of the 34 senior living communities referred to in the table below will be Waterford communities developed pursuant to an arrangement with another Triad limited partnership, which has not yet been formed. It is expected that the limited partnership will be owned 19% by a wholly owned subsidiary of the Company and 81% by unrelated third parties.

         The development agreements between each Triad entity and the Company provide for a development fee of 4%, plus reimbursements for expenses and overhead not to exceed 4%. The Triad entities also enter into management agreements with the Company providing for management fees to the Company in an amount equal to the greater of 5% of gross revenues or $5,000 per month per community, plus overhead reimbursements not to exceed 1% of gross revenues. Under each Triad partnership agreement, the Company has an option to purchase the partnership interests of the non-Company partners for an amount equal to the amount such party paid for its interest, plus noncompounded interest of 12% per annum. The property management agreements also provide the Company with an option to purchase the communities developed by the Triad entities upon their completion for an amount equal to the fair market value (based on a third-party appraisal but not less than hard and soft costs and lease-up costs). The Company has made no determination as to whether it will exercise its purchase options. The Company will evaluate the possible exercise of each purchase option based upon the business and financial factors which may exist at the time those options may be exercised.

         Development through Other Strategic Alliances. The Company has also formed strategic alliances with for-profit (LCOR Incorporated - "LCOR") and not-for-profit organizations (Buckner Retirement Services, Inc. and The Emmaus Calling, Inc.) to develop, market and manage additional communities while reducing the investment of, and associated risks to, the Company. The Company's alliances are with established development companies or not-for-profit owner/operators of senior living communities. Seven of the 34 senior living communities referred to in the table below will be developed through strategic alliances. The for-profit entities generally obtain construction financing and provide construction management experience, existing relationships with local contractors, suppliers, and municipal authorities, knowledge of local and state building codes and building laws, and assistance with site selection for new communities. The not-for-profit organizations generally provide existing relationships with religious organizations, a community reputation of caring for seniors, a tax-exempt status that permits tax-exempt bond financing, and in certain instances, home care services. The Company contributes its operational and industry expertise, and has had, in most cases, leasing and management responsibilities for communities owned by these organizations, as well as has the right of first refusal to acquire the communities in most cases. The Company intends to continue to evaluate opportunities to form similar joint ventures and strategic alliances in the future.

         As of December 31, 1998, four sites have been purchased for the development and operation of independent and assisted living communities by LCOR. The sites are Trumbull, Connecticut; Libertyville, Illinois; Summit, New Jersey; and Naperville, Illinois. The Management Agreements between LCOR and the Company generally provide for a base management fee of the greater of $15,000 per month or 5% of gross revenues plus an incentive fee equal to 25% of the excess cash flow over budgeted amounts. The terms are for 10 years with a five year renewal at the Company's option. The Company is also entitled to a fee of $50,000 for development consulting services for each development and a monthly marketing fee of approximately $10,000 per month for each community, which generally covers the period prior to the expected opening of the communities, usually six to nine months.

         The Company has entered into a strategic alliance with Buckner Retirement Services, Inc. ("Buckner") to develop, market and manage senior living communities developed by Buckner. As of December 31, 1998, two sites have been purchased for the development and operation of independent, assisted living and skilled nursing communities. The sites are Beaumont, Texas and Georgetown, Texas. The Management Agreements between Buckner and the Company generally provide for a base management fee plus a productivity reward equal to 5% of the gross revenues generated during the immediately preceding month that exceed a base figure. The productivity reward has a limit of 20% of the base management fee per month. The amounts that exceed the limit are deferred. The terms are for five years.

         The Company has also entered into a strategic alliance with The Emmaus Calling, Inc. ("Emmaus") to develop, market and manage a senior living community developed by Emmaus. As of December 31, 1998, one site has been purchased for the development and operation of an assisted living community. The site is in Mesquite, Texas. The Management Agreement between Emmaus and the Company provides for a base management fee of $8,000 per month adjusted yearly by the difference between the Consumer Price Index for the year less the Consumer Price Index for the year of completion. The term is for 15 years.

         As of December 31, 1998, there were 34 communities under development in which the Company had an interest. The table below summarizes information regarding those developments which the Company expects to be completed through 2000.


                                                           RESIDENT CAPACITY(1)
                                                           --------------------
LOCATION OF DEVELOPMENT
-----------------------         SCHEDULED
PROJECTS:                       COMPLETION               IL       AL      SN    TOTAL     STATUS(2)
---------                       ----------               --       --      --    -----     ---------
San Antonio I, TX.............. 1st half 1999              136       -     -      136     Completed
Shreveport, LA................. 1st half 1999              136       -     -      136     Completed
Beaumont, TX (3)............... 2nd half 1999              124      46    30      200     Construction
Fort Worth, TX................. 2nd half 1999              174       -     -      174     Construction

Mesquite, TX................... 2nd half 1999              174       -     -      174     Construction
San Antonio II, TX............. 2nd half 1999              136       -     -      136     Construction
Libertyville, IL (4)........... 1st half 2000              140       -     -      140     Construction
Mesquite, TX (5)............... 1st half 2000                -     105     -      105     Construction
Naperville, IL (4)............. 1st half 2000              135       -     -      135     Construction
Oklahoma City, OK.............. 1st half 2000              136       -     -      136     Construction
Trumbull, CT (4)............... 1st half 2000              120      30     -      150     Construction
Baton Rouge, LA................ 1st half 2000              136       -     -      136     Development
Columbia, SC .................. 1st half 2000              136       -     -      136     Development
Crestview Hills, KY............ 1st half 2000              136       -     -      136     Development
Dayton, OH..................... 1st half 2000              136       -     -      136     Development
Deer Park, TX.................. 1st half 2000              136       -     -      136     Development
Fairfield, OH ................. 1st half 2000              136       -     -      136     Development
Gilbert, AZ.................... 1st half 2000              158       -     -      158     Development
Greenville, SC................. 1st half 2000              136       -     -      136     Development
Hilliard, OH................... 1st half 2000              136       -     -      136     Development
Jackson, MS.................... 1st half 2000              136       -     -      136     Development
Mansfield, OH ................. 1st half 2000              136       -     -      136     Development
North Richland Hills, TX ...... 1st half 2000              136       -     -      136     Development
Pantego, TX ................... 1st half 2000              136       -     -      136     Development
Plano, TX...................... 1st half 2000              156       -     -      156     Development
Richardson II, TX.............. 1st half 2000              136       -     -      136     Development
South Bend, IN ................ 1st half 2000              136       -     -      136     Development
Springfield, MO................ 1st half 2000              136       -     -      136     Development
Summit, NJ (4)................. 1st half 2000                -      90     -       90     Development
Des Moines, IA................. 2nd half 2000              136       -     -      136     Development
Georgetown, TX (3)............. 2nd half 2000              270      84    40      394     Development
Richardson I, TX .............. 2nd half 2000              176       -     -      176     Development
Richmond Heights, OH........... 2nd half 2000              164       -     -      164     Development
Tucson, AZ..................... 2nd half 2000              136       -     -      136     Development
                                                         -----     ---   ---    -----
    Total                                                4,647     355    70    5,072
                                                         =====     ===   ===    =====

------------------------
(1) Independent living (IL) residences, assisted living (AL) residences (including areas dedicated to residents with Alzheimer's and other forms of dementia) and skilled nursing (SN) beds.

(2) "Development" indicates that development activities, such as surveys, preparation of architectural plans, or zoning processes, have commenced (but construction has not commenced). "Construction" indicates that construction activities, such as groundbreaking activities, exterior construction or interior build-out have commenced. "Completed" indicates that construction has been completed and the community is in the lease-up period.

(3)      Represent communities being developed with Buckner.

(4)      Represent communities being developed with LCOR.

(5)      Represent a community being developed with Emmaus.

Expand Existing Communities

         The Company plans to expand certain of its existing communities to include additional independent living and assisted living residences (including special programs and living units for residents with Alzheimer's and other forms of dementia). As of December 31, 1998, the Company had three expansion projects under construction and seven expansion projects under development, representing an aggregate increase in capacity to accommodate an additional 564 residents. Of these ten expansion projects, four are at communities in which the Company owns an interest and manages under multi-year agreements, and six are at communities which the Company manages for third parties. The costs of the expansion of managed communities is borne by the community owner and not by the Company. However, with respect to the four expansion projects in which the Company has an ownership interest, the Company will manage the expansion and have rights to purchase the expansion facilities. The expansion of existing senior living communities allows the Company to create operating efficiencies and capitalize on its local presence, community familiarity and reputation in markets in which the Company operates.

         The table below summarizes information regarding the expansion of certain of the Company's existing senior living communities as of December 31, 1998.

                                                                            RESIDENT CAPACITY (1)
                                                                            ---------------------
                                                             SCHEDULED
 COMMUNITY                                  LOCATION         COMPLETION      IL    AL         TOTAL         STATUS(2)
 ---------                                  --------         ----------      --    --         -----         ---------
Buckner Westminister Village.............. Longview, TX      2nd half 1999     24     30        54       Construction
Canton Regency............................ Canton, OH        2nd half 1999      -     62        62       Construction (3)
Towne Centre.............................. Merrillville, IN  2nd half 1999      -     60        60       Construction (3)
Crowne Point.............................. Omaha, NE         1st half 2000     72      -        72       Development
Crowne Villa.............................. Omaha, NE         1st half 2000      -     24        24       Development
Independence Village...................... East Lansing, MI  1st half 2000      -     60        60       Development
Independence Village...................... Raleigh, NC       1st half 2000      -     50        50       Development
The Heatherwood........................... Southfield, MI    1st half 2000      -     50        50       Development (4)
The Palms................................. Ft Myers, FL      1st half 2000      -     52        52       Development
The Amberleigh at Woodside Farms.......... Williamsville, NY 2nd half 2000      -     80        80       Development
                                                                              ---   ----      ----
         Total                                                                 96    468       564
                                                                               ==    ===       ===


----------
(1) Independent living (IL) residences, assisted living (AL) residences (including areas dedicated to residents with Alzheimer's and other forms of dementia) and skilled nursing (SN) beds.

(2) "Development" indicates that development activities, such as surveys, preparation of architectural plans, or zoning processes, have commenced (but construction has not commenced). "Construction" indicates that construction activities, such as groundbreaking activities, exterior construction or interior build-out have commenced.

(3) Triad I purchased the land and will develop the expansions on the campus of the Company's existing communities.

(4) Triad IV will purchase the land and develop the expansion on the campus of the Company's existing community.

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

Expand Home Care Services

         The Company intends to expand its home care services by developing, acquiring, or managing new home care agencies and expanding its range of existing home care services at its communities. The Company currently anticipates that its home care agencies will be based at some of the Company's communities, and revenues will be derived from private pay sources. The Company believes that the expansion of its home care services will enhance its ability to provide a broad range of services, increase its market visibility, and further increase Company profitability, as well as aid in the maintaining of current occupancy levels. As of December 31, 1998, the Company operated one home care agency, and intends to establish additional home care agencies at certain of its communities.

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

         Resident and Resident Family Input. On a routine basis the Company provides residents and family members the opportunity to provide valuable input regarding the day-to-day delivery of services. On-site management at each community has fostered and encouraged active resident councils and resident committees who meet independently. These resident bodies meet with on-site management on a monthly basis to offer input and suggestions to the quality and delivery of services. Additionally, at each community the Company conducts annual resident satisfaction surveys to further monitor the satisfaction levels of both residents and family members. These surveys are sent directly to the corporate headquarters for tabulation and distribution to on-site staff and residents. For 1998 and 1997, the Company achieved a 95% and 96% approval rating, respectively, from its residents. For any departmental area of service scoring below a 90%, a plan of correction is developed jointly by on-site, regional and corporate staff for immediate implementation.

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

         The health care industry is subject to extensive regulation and frequent regulatory change. At this time, no federal laws or regulations specifically regulate assisted or independent living residences. While a number of states have not yet enacted specific assisted living regulations, certain of the Company's assisted living communities are subject to regulation, licensing, Certificate of Need and permitting by state and local health and social service agencies and other regulatory authorities. While such requirements vary from state to state, they typically relate to staffing, physical design, required services, and resident characteristics. The Company believes that such regulation will increase in the future. In addition, health care providers are receiving increased scrutiny under anti-trust laws as integration and consolidation of health care delivery increases and affects competition. The Company's communities are also subject to various zoning restrictions, local building codes, and other ordinances, such as fire safety codes. Failure by the Company to comply with applicable regulatory requirements could have a material adverse effect on the Company's business, financial condition, and results of operations. Regulation of the assisted living industry is evolving. The Company is unable to predict the content of new regulations and their effect on its business. There can be no assurance that the Company's operations will not be adversely affected by regulatory developments.

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

COMPETITION

         The senior living services industry is highly competitive, and the Company expects that all segments of the industry will become increasingly competitive in the future. Although there are a number of substantial companies active in the senior living services industry and in the markets in which the Company operates, the industry continues to be very fragmented and characterized by numerous small operators. The Company competes with American Retirement Corporation and Holiday Retirement Corporation in Texas, Sunrise Assisted Living, Inc. in North Carolina and New York, Atria Senior Quarters in New York, and Marriott Senior Living Services in Florida. The Company believes that the primary competitive factors in the senior living services industry are: (i) reputation for and commitment to a high quality of service; (ii) quality of support services offered (such as food services); (iii) price of services; (iv) physical appearance and amenities associated with the communities; and (v) location. The Company competes with other companies providing independent living, assisted living, skilled nursing, home health care, and other similar service and care alternatives, some of whom may have greater financial resources than the Company. Because seniors tend to choose senior living communities near their homes, the Company's principal competitors are other senior living and long-term care communities in the same geographic areas as the Company's communities. The Company also competes with other health care businesses with respect to attracting and retaining nurses, technicians, aides, and other high quality professional and non-professional employees and managers.

EMPLOYEES

         As of December 31, 1998, the Company employed approximately 1,800 persons, of which approximately 1,009 were full-time employees (approximately 39 of whom are located at the Company's corporate offices) and 791 are part-time employees. None of the Company's employees is currently represented by a labor union and the Company is not aware of any union organizing activity among its employees. The Company believes that its relationship with its employees is good.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

         The following table sets forth certain information concerning each of the Company's executive officers and key employees as of December 31, 1998:


NAME                                        AGE     POSITION(S) WITH THE COMPANY
----                                        ---     ----------------------------
Jeffrey L. Beck........................     53      Co-Chairman and Chief Executive Officer
James A. Stroud........................     48      Co-Chairman, Chief Operating Officer, and
                                                    Secretary
Lawrence A. Cohen......................     45      Vice Chairman and Chief Financial Officer
Keith N. Johannessen...................     42      President
Rob L. Goodpaster......................     45      Vice President -- National Marketing
David W. Beathard, Sr..................     51      Vice President -- Operations
David G. Suarez........................     46      Vice President -- Development
David R. Brickman......................     40      Vice President and General Counsel
Kathleen L. Granzberg..................     37      Controller -- Corporate
Robert F. Hollister....................     43      Controller -- Property


         JEFFREY L. BECK has served as a director and Chief Executive Officer of the Company and its predecessors since January 1986. He currently serves as Co-Chairman of the Board. Mr. Beck also serves on the boards of various educational, religious and charitable organizations and in varying capacities with several trade associations. Mr. Beck served as Vice Chairman of the American Seniors Housing Association from 1992 to 1994, and as Chairman from 1994 to 1996, and remains a member of its Executive Board, and is a council member of the Urban Land Institute. Mr. Beck is Chairman of the Board of Directors of United Texas Bank of Dallas. Mr. Beck has recently taken a leave of absence to attend to the needs of a seriously ill family member.

         JAMES A. STROUD has served as a director and Chief Operating Officer of the Company and its predecessors since January 1986. He currently serves as Co-Chairman of the Board and Chairman, Chief Operating Officer and Secretary of the Company. Mr. Stroud also serves on the boards of various educational and charitable organizations, and in varying capacities with several trade organizations, including as a member of the Founder's Council and Board of Directors of the Assisted Living Federation of America, and as President and as a member of the Board of Directors of the National Association For Senior Living Industry Executives. Mr. Stroud also serves as an Advisory Group member to the National Investment Conference. Mr. Stroud was a Founder of the Texas Assisted Living Association and serves as a member of its Board of Directors. Mr. Stroud has earned a Masters in Law, is a licensed attorney and is also a Certified Public Accountant.

         LAWRENCE A. COHEN has served as a director and Vice Chairman and Chief Financial Officer of the Company since November 1996. During Mr. Beck's leave of absence, Mr. Cohen is acting as Chief Executive Officer. From 1991 to 1996, Mr. Cohen served as President, and Chief Executive Officer of Paine Webber Properties Incorporated, which controlled a real estate portfolio having a cost basis of approximately $3.0 billion, including senior living facilities of approximately $110.0 million. Mr. Cohen serves as a member of the Corporate Finance Committee of the NASD Regulation, Inc., and was a founding member of the executive committee of the Board of the American Seniors Housing Association. Mr. Cohen has earned a Masters in Law, is a licensed attorney and is also a Certified Public Accountant. Mr. Cohen has had positions with businesses involved in senior living for 14 years.

         KEITH N. JOHANNESSEN has served as President of the Company and its predecessors since March 1994, and previously served as Executive Vice-President since May 1993. From 1992 to 1993, Mr. Johannessen served as Senior Manager in the health care practice of Ernst & Young. From 1987 to 1992, Mr. Johannessen was Executive Vice President of Oxford Retirement Services, Inc. Mr. Johannessen has served on the State of the Industry and Model Assisted Living Regulations Committees of the American Seniors Housing Association. Mr. Johannessen has been active in operational aspects of senior housing for 20 years.

         ROB L. GOODPASTER has served as Vice President - National Marketing of the Company and its predecessors since December 1992. From 1990 to 1992, Mr. Goodpaster was National Director for Marketing for Autumn America, an owner and operator of senior housing facilities. Mr. Goodpaster is a member of the Board of Directors of the National Association For Senior Living Industries. Mr. Goodpaster has been active in the operational, development and marketing aspects of senior housing for 22 years.

         DAVID W. BEATHARD, SR. has served as Vice President - Operations of the Company and its predecessors since August 1996. From 1992 to 1996, Mr. Beathard owned and operated a consulting firm which provided operational, marketing and feasibility consulting regarding senior housing facilities. Mr. Beathard has been active in the operational, sales and marketing, and construction oversight aspects of senior housing for 24 years.

         DAVID G. SUAREZ has recently joined the Company as Vice President - Development. From 1996 to 1998, Mr. Suarez served as Project Manager for the Western Group of Columbia/HCA. Prior to that, Mr. Suarez served as Vice President of Development for PDC Facilities, a healthcare design-build developer. Mr. Suarez has been in the healthcare industry in development for 20 years. His architectural and construction management degrees provide experience and expertise in the Company's site selection process, building design and budgeting, and construction methods and material procedures for the Company's senior living communities.

         DAVID R. BRICKMAN has served as Vice President of the Company and its predecessors since July 1992 and General Counsel of the Company since October 1997. From 1989 to 1992, Mr. Brickman served as in-house counsel with LifeCo Travel Management Company, a corporation which provided travel services to U.S. corporations. Mr. Brickman has earned a Masters of Business Administration and a Masters in Health Administration. Mr. Brickman has either practiced law or performed in-house counsel functions for 12 years.

         KATHLEEN L. GRANZBERG, a Certified Public Accountant, has served as the Corporate Controller for the Company and its predecessors since December 1991, and as Property Controller since 1987. Ms. Granzberg is a member of the American Institute of Certified Public Accountants and is also a member of the Texas Society of Certified Public Accountants. Ms. Granzberg has announced that she is leaving the Company sometime during the second quarter of 1999.

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

ITEM 2.  PROPERTIES

         The executive and administrative offices of the Company are located at 14160 Dallas Parkway, Suite 300, Dallas, Texas 75240, and consist of approximately 14,000 square feet. The lease on the premises extends through August 31, 2002. The Company also leases an executive office space in New York, New York pursuant to a monthly lease agreement. The Company believes that its corporate office facilities are adequate to meet its requirements through at least fiscal 1999 and that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate operations.

         As of December 31, 1998, the Company owned, leased and/or managed the senior living communities referred to in Item 1 above. Occupancy rate information as of December 31, 1998, is also presented for each community in
Item 1 above.

ITEM 3.  LEGAL PROCEEDINGS

         On August 11, 1998, the Company executed a settlement agreement with Angeles Housing Concepts, Inc. ("AHC"), ILM I Lease Corporation and ILM II Lease Corporation (collectively, "ILM Lease") resolving all claims among the parties relating to a lawsuit filed by AHC against the Company alleging interference with AHC's management agreements with ILM Lease (the "Settlement Agreement") and calling for a dismissal with prejudice of this lawsuit. The Settlement Agreement did not involve any payment of damages to AHC or any other party by the Company.

         On or about October 23, 1998, Robert Lewis filed a putative class action complaint on behalf of certain holders of Assignee Interests in NHP in the Delaware Court of Chancery against NHP, the Company, Capital Senior Living Properties 2-NHPCT, Inc. and Capital Realty Group Senior Housing, Inc. (collectively, the "Defendants"). Mr. Lewis purchased 90 Assignee Interests in February 1993 for $180. The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the NHP Partnership Agreement in connection with the sale of four properties by NHP to Capital Senior Living Properties 2 - NHPCT, Inc. The complaint seeks, among other relief, rescission of the sale of these properties and unspecified damages The Company believes the complaint is without merit and intends to vigorously defend itself in this action.

         On February 12, 1999 a competitor of the Company, Holiday Retirement Corporation ("Holiday"), as well as Colson & Colson Construction Company and their architects, Curry Brandaw Architects, filed suit against the Company in U.S. District Court in Dallas. The complaint alleges, among other claims, that the Company infringed the copyrighted architectural plans and trade dress of Holiday on at least three of the Company's communities. The communities using this Waterford prototype design are owned by Triad I, in which the Company is a 19% limited partner and provides development services under a third party development agreement. The plaintiffs are additionally seeking a preliminary and permanent injunction to bar further use of their allegedly copyrighted architectural plans and trade dress as well as damages, including punitive damages. The defense of this suit has been turned over to the Company's insurer for handling. The Company vigorously denies the allegations mentioned in the lawsuit and has filed an answer and counterclaim.

         The Company has pending claims incurred in the normal course of business which, in the opinion of management, based on the advice of legal counsel, will not have a material effect on the financial statements of the Company.

         The provision of personal and health care services entails an inherent risk of liability. In recent years, participants in the senior living and health care services industry have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and result in the incurrence of significant defense costs. The Company currently maintains property, liability and professional medical malpractice insurance policies for the Company's owned and managed communities under a master insurance program in amounts and with such coverages and deductibles that the Company believes are within normal industry standards based upon the nature and risks of the Company's business, and the Company believes that such insurance coverage is adequate. The Company also has an umbrella excess liability protection policy in the amount of $15.0 million per location. There can be no assurance that a claim in excess of the Company's insurance will not arise. A claim against the Company not covered by, or in excess of, the Company's insurance could have a material adverse effect upon the Company. In addition, the Company's insurance policies must be renewed annually. There can be no assurance that the Company will be able to obtain liability insurance in the future or that, if such insurance is available, it will be available on acceptable terms.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's security holders during the fourth quarter ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

         (a) The Company's shares of common stock are listed for trading on the New York Stock Exchange ("NYSE") under the symbol "CSU." The following table sets forth, for the periods indicated, the high and low sales prices for the Company's common stock, as reported on the NYSE. At December 31, 1998, there were approximately 3,900 shareholders of record of the Company's common stock.


              YEAR                      HIGH              LOW
              ----                      ----              ---
1997
   Fourth Quarter................  $  17 1/2       $   9 13/16
1998
   First Quarter.................  $  14           $   8 5/8
   Second Quarter................     15 1/2          11 1/2
   Third Quarter.................     12 11/16         5 1/8
   Fourth Quarter................     14 3/4           9 1/2

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

         (b) Recent Sales of Unregistered Securities. Information with respect to this Item is set forth above under the caption "Item 1. Business--Formation Transactions." The issuance therein described of the Company's Common Stock to Messrs. Jeffrey L. Beck, James A. Stroud (including a trust) and Lawrence A. Cohen in the Formation Transactions in exchange for the Contributed Entities was carried out in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, pursuant to a binding written agreement entered into prior to the filing of the Registration Statement filed in connection with the Offering. In connection with the organization of the Company, during 1996, the Company issued 1,680,000 shares of its Common Stock to Messrs. Beck, Stroud (through a trust) and Cohen for $16,800. The shares were issued in equal amounts of 560,000 shares to each in consideration for a cash payment by each of $5,600. Such issuances were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

         (c) Use of Proceeds. As described above in "Business," the Company has completed the Offering. The following information relates to the use of proceeds of the Offering:

                  (1) Effective Date of Registration Statement and Commission File Number: The Company's Registration Statement on Form S-1, File No. 333-33379, relating to the Offering, became effective on October 30, 1997.

                  (2) Aggregate Gross Proceeds, Expenses and Aggregate Net
Proceeds: The sale of the 10,350,000 shares of Common Stock generated aggregate gross proceeds of $139,725,000. The aggregate net proceeds to the Company from the sale of the 10,350,000 shares of Common Stock were approximately $128,407,000, after deducting underwriting discounts and commissions of approximately $9,742,000 and expenses of the Offering of approximately $1,576,000 paid by the Company.

                  (3) Use of Proceeds: Through December 31, 1998, the Company had used approximately $1.6 million of the net proceeds of the Offering for expenses associated with the Offering. In addition, the Company used a portion of such net proceeds as follows: (i) approximately $70.8 million of such net proceeds to repay the indebtedness incurred by the Company to acquire assets (including construction in progress) in the Formation Transactions; (ii) approximately $18.1 million to repay the Formation Note; (iii) approximately $5.8 million to pay the balance of the purchase price to an affiliate related to the purchase of assets on the Formation Transactions; (iv) approximately $1.2 million of such net proceeds to repay indebtedness to affiliates; (v) approximately $8,246,000 of such net proceeds to acquire the four senior living communities from NHP; (vi) approximately $505,000 of such net proceeds to purchase land in Carmichael, CA; and (vii) approximately $9,636,000, $932,000 and $1,160,000 advanced to Triad, Triad II and Triad IV, respectively. There has not been a material change in the use of proceeds described in the Company's prospectus.

ITEM 6.  SELECTED FINANCIAL DATA
         The following table sets forth selected financial data of the Company. The selected financial data for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 are derived from the audited consolidated financial statements of the Company.

                                                           YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------------------------
                                         1998          1997          1996          1995           1994
                                       --------      --------      --------      --------      --------

                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

Statements of Income Data:
     Revenues:
      Resident and health care
         revenue .................     $ 24,790      $ 21,207      $ 13,692      $ 13,238      $ 12,761
      Rental and lease income ....        4,282         4,276         1,101         1,231         1,235
      Unaffiliated management
          services revenue .......        2,465         1,920           801            --            --
      Affiliated management
          services revenue .......        1,327         1,378         2,708         2,778         3,113
      Unaffiliated development
          fees ...................        1,234           804           673            --            --
      Affiliated development fees         7,473           173            --            --            --
      Other ......................        1,197           952           924           871           800
                                       --------      --------      --------      --------      --------
          Total revenues .........       42,768        30,710        19,899        18,118        17,909
                                       --------      --------      --------      --------      --------
     Expenses:
      Operating expenses .........       17,067        16,701        10,656        10,287        10,142
      General and administrative
          expenses(1) ............        6,594         7,085         5,635         4,364         4,595
      Depreciation and
          amortization ...........        2,734         2,118         1,481         1,776         1,707
                                       --------      --------      --------      --------      --------
          Total expenses .........       26,395        25,904        17,772        16,427        16,444
                                       --------      --------      --------      --------      --------
      Income from operations .....       16,373         4,806         2,127         1,691         1,465
     Other income (expense):
          Interest income ........        4,939         3,186           432           368           122
          Interest expense .......       (1,922)       (2,022)         (221)         (278)         (261)
          Gain on sale of
             properties ..........          422            --           438            --            --
      Equity in earnings on
            investments ..........           --            --           459            --            --
      Other ......................           --           440            42            --           (16)
                                       --------      --------      --------      --------      --------
      Income before income
         taxes and minority ......
          interest in consolidated
          partnerships ...........       19,812         6,410         3,277         1,781         1,310
      (Provision) benefit for
         income taxes(2) .........       (7,476)         (793)           --           (18)         (130)
                                       --------      --------      --------      --------      --------
      Income before minority
         interest in consolidated
         partnerships ............       12,336         5,617         3,277         1,763         1,180
      Minority interest in .......
         consolidated partnerships         (379)       (1,936)       (1,224)         (760)         (634)
                                       --------      --------      --------      --------      --------
      Net income .................     $ 11,957      $  3,681      $  2,053      $  1,003      $    546
                                       ========      ========      ========      ========      ========

      Net income per share:
      Basic and Diluted ..........     $   0.61      $   0.33
                                       ========      ========
      Weighted average
         shares outstanding ......       19,717        11,150
                                       ========      ========
      Pro forma net income data
          (unaudited)(3):
      Net income .................                   $  3,681      $  2,053
      Pro forma income
         taxes ...................                       (965)         (811)
                                                     --------      --------
      Pro forma net income .......                   $  2,716      $  1,242
                                                     ========      ========

                                                                               AT DECEMBER 31,
                                                     -------------------------------------------------------------------
                                                     1998              1997          1996           1995            1994
                                                     ----              ----          ----           ----            ----
                                                                           ($ IN THOUSANDS)
Balance Sheet Data:
    Cash and cash equivalents                       $35,827           $48,125         $10,819       $10,017         $8,799
    Working capital                                  (8,680)(4)        44,690           9,567         6,784          5,938
    Total assets                                    205,267           117,371          33,203        29,747         29,913
    Long-term debt, excluding current portion        32,671             7,575             201           337            177
    Equity                                          104,516            92,560          17,201        14,447         12,495

----------
(1) General and administrative expenses include officers' salaries of $670,000, $3,342,000, $3,372,000, $2,976,000 and $3,443,000 for the
         years ended December 31, 1998, 1997, 1996, 1995 and 1994, respectively. Prior to November 1997, these amounts were primarily composed of salaries and bonuses paid to the founders and were based in part on federal income tax regulations regarding distributions of closely held corporations and S corporations. Effective with the Offering, these federal income tax regulations no longer applied to the Company. Compensation of the founders since October 1, 1997 has been based on the founders' employment agreements.

(2) A provision for income taxes was recorded by the Company from inception through February 1, 1995. No provision for income taxes has been recorded from February 1, 1995 through completion of the Formation Transactions as the operating companies included in the historical financial statements, prior to the Offering, were S corporations or partnerships and accordingly were not subject to income taxes during the period.

(3) Pro forma income taxes have been calculated based on the assumption that the S corporations and partnerships were subject to income taxes. Pro forma income tax expense has been calculated using statutory federal and state tax rates, estimated at 39.5%.

(4) The Company expects to complete a refinancing of its $47,700,000 mortgage loan due October 1, 1999 with long term fixed rate mortgage loans during the second quarter of 1999. However, there can be no assurance that the Company will complete this refinancing as expected.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion and analysis addresses the Company's results of operations on a historical consolidated basis for the years ended December 31, 1998, 1997 and 1996. The following should be read in conjunction with the Company's historical consolidated financial statements and the selected financial data contained elsewhere in this report.

         On September 15, 1997, the Company increased its authorized common shares from 40,000,000 to 65,000,000 shares and authorized 15,000,000 shares of preferred stock. On November 5, 1997, the Company issued 18,037,347 additional shares of common stock (including 1,350,000 shares issued upon exercise of an option granted underwriters to purchase additional common shares in conjunction with the Offering) bringing its total issued and outstanding shares of common stock to 19,717,347 shares. Of the 18,037,347 shares issued, 7,687,347 shares were issued to Messrs. Beck, Stroud and Cohen in the Formation Transactions described herein and 10,350,000 shares were registered with the Securities and Exchange Commission for trading in public markets.

         On November 5, 1997, the Company also entered into Formation Transactions (herein so called) with Messrs. Beck and Stroud whereby they contributed all of their owned capital stock of Capital Senior Living, Inc., Capital Senior Management 1, Inc., Capital Senior Management 2, Inc., Capital Senior Development, Inc., and with Mr. Cohen, of Quality Home Care, Inc. (the "Contributed Entities") to the Company in exchange for the issuance of 7,687,347 shares of common stock of the Company and the issuance of separate notes in the aggregate amount of $18,076,380 to Messrs. Beck, Stroud and Cohen, which were subsequently repaid by the Company from the net proceeds received from the sale of the Company's common stock in the Offering.

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

         Due to all of the entities involved in the Formation Transactions being under the common control of Messrs. Beck and Stroud, the Company's consolidated financial statements reflect the assets and liabilities at their historical values and the accompanying consolidated statements of income, equity, and cash flows reflect the combined results for the periods indicated through the date of the Offering even though they have historically operated as separate entities. The Formation Transactions have been accounted for at historical cost in a manner similar to a pooling of interests to the extent of the percentage ownership by Messrs. Beck and Stroud of the Company. Acquired assets and liabilities of CSLC have been recorded at fair value to the extent of minority interest. CSLC's assets include investments in HCP and NHP.

         On September 30, 1998, the Company entered into a mortgage loan agreement with Lehman Brothers Holdings, Inc. ("Lehman Loan"), under which the Company borrowed $47,700,000. The purpose of the Lehman Loan was to provide financing for the acquisition of four NHP senior living communities, as well as for the Tesson Heights Enterprises ("Tesson") senior living community, all of which have been pledged as collateral. Interest costs are based on 30-day LIBOR and were approximately 6.95% at December 31, 1998. The loan agreement matures October 1, 1999, and the Company expects to complete a refinancing of this mortgage loan with long term fixed rate mortgage loans during the second quarter of 1999. However, there can be no assurance that the Company will complete this refinancing as expected.

         On September 30, 1998, the Company acquired four senior living communities from NHP for cash consideration of $40,650,000. The funds for the transaction were provided from working capital of the Company and from the proceeds of the Lehman Loan.

         The senior living communities acquired by the Company from NHP are The Atrium of Carmichael in Carmichael, California; Crosswoods Oaks in Citrus Heights, California; The Heatherwood in Southfield, Michigan; and The Veranda Club in Boca Raton, Florida. The Company had operated these communities under a long-term management contract since 1992. The purchase price for the properties was determined by independent appraisal. Personnel working at the property sites and certain home office personnel who performed services for NHP have been employees of the Company. NHP (prior to the acquisitions) reimbursed the Company for the salaries, related benefits, and overhead reimbursements of such personnel. Capital Realty Group Brokerage, Inc., a company wholly owned by Messrs. Beck and Stroud, received a brokerage fee of $1,219,500 related to this transaction, which was paid by NHP.

         The acquisitions were accounted for as a purchase business combination and the Company's operations have included the operations of NHP since September 30, 1998.

         On October 28, 1998, the Company acquired two senior living communities from Gramercy Hill Enterprises, a Texas limited partnership ("Gramercy"), and Tesson, for aggregate consideration of approximately $34,000,000. The funds for the Tesson transaction were provided from working capital of the Company and from $15,400,000 of proceeds from the Lehman Loan. The funds for the Gramercy transaction were provided from working capital of the Company, the assumption of the $6,334,660 Washington Mortgage Financial Group, Ltd. ("WMFG") promissory note (assigned to Fannie Mae) and from the proceeds of the $1,980,000 WMF Washington Mortgage Corp. ("WMFC") loan described below.

         On October 28, 1998, the Company entered into a $6,334,660 Assumption and Release Agreement with Fannie Mae and a $1,980,000 multifamily note in favor of WMFC. The purpose of the loans was to provide financing for the Gramercy acquisition. The senior living community acquired from Gramercy has been pledged as collateral under these loans. Interest costs are 7.69% and 7.08%, respectively. The Assumption and Release Agreement and WMFC note mature in January 2008 and January 2010, respectively.

         The senior living communities acquired by the Company from Gramercy and Tesson are Gramercy Hill in Lincoln, Nebraska and Tesson Heights, in St. Louis, Missouri. The acquisitions were accounted for as purchase business combinations, and the Company's operations have included the operations of Tesson Heights and Gramercy Hill since October 28, 1998.

         From 1990 through December 31, 1998, the Company acquired interests in 19 communities and entered into an operating lease with respect to one community, which was terminated effective January 31, 1998. Since 1996, the Company expanded its senior living management services by entering into the management service contracts on 15 communities for four independent third-party owners and commenced providing development and construction management services for new residence properties in addition to adding a home care service agency.

         The Company generates revenue from a variety of sources. For the year ended December 31, 1998, the Company's revenue was derived as follows: 58.0% from the operation of 11 owned communities that were operated by the Company; 10.0% from lease rentals from triple net leases of three skilled nursing facilities and four physical rehabilitation centers; 8.9% from management fees arising from management services provided for four affiliate owned senior living communities from January 1, 1998 through September 30, 1998 and one affiliate owned senior living community from January 1, 1998 through December 31, 1998 and 15 third-party owned senior living communities; and 20.4% from development fees earned for managing the development and construction of new senior living communities for third parties.

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

         The Company's triple net leases extend through the year 2000 for three of its owned communities and through the year 2001 for four of its owned communities. The payments under these leases are fixed and are not subject to change based upon the operating performance of these communities. Following termination of the lease agreements, the Company may either convert and operate the communities as assisted living and Alzheimer's care facilities, sell the facilities or evaluate other alternatives.

         The Company's current management contracts expire on various dates between December 1999 and September 2009 and provide for management fees based generally upon rates that vary by contract from 4% of net revenues to 7% of net revenues. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community. The Company's development fees are generally based upon a percentage of construction cost and are earned over the period commencing with the initial development activities and ending with the opening of the community. As of December 31, 1998, development fees have been earned for services performed for 39 communities under development or expansions for third parties.

         During 1998, 1997, 1996 and 1995, the Company made various purchases of limited partnership interests in HCP. HCP owns and operates a skilled nursing facility and owns and leases to third-party operators (under triple net leases) three skilled nursing facilities and four physical rehabilitation centers. During 1998, 1997, 1996 and 1995, the Company paid approximately $101,000, $5,605,000, $3,201,000 and $309,000, respectively, for partnership interests in HCP. The Company changed its method of accounting for its investment in HCP from the cost method in 1995 to the equity method in 1996. As a result of additional purchases, the Company's ownership interest in HCP exceeded 50% on June 26, 1997. Accordingly, this partial acquisition has been accounted for by the purchase method of accounting, and the assets, liabilities, minority interest, and the results of operations of HCP have been consolidated in the Company's financial statements since January 1, 1997.

          The Company acquired, on November 1, 1997, the NHP Notes owned by CSLC in the Formation Transactions for $18,664,128. The NHP Notes bear simple interest at 13% per annum and mature on December 31, 2001. Interest is currently paid quarterly at a rate of 7%, with the remaining 6% interest deferred. Beginning November 1, 1997 through September 30, 1998, the Company has been recording interest income at 10.5% of the purchase price paid, which was determined based on the discounted amount of principal and interest payments to be made following the maturity date (December 31, 2001) of the NHP Notes (using a six-month lag between maturity and full repayment), due to uncertainties regarding the ultimate realization of the accrued interest. On September 30, 1998, the Company purchased four properties from NHP. NHP is in turn redeeming $7,500,000 of the Company's investment in the NHP Notes and is distributing approximately $5,300,000 of deferred interest not previously paid on such notes. From October 1, 1998 through December 31, 1998, the Company reevaluated its investment in the NHP Notes, and is recording additional income, after giving consideration to current payment of interest, partial redemption of the NHP Notes with accrued interest and the estimated residual value in NHP. Also, during 1998 and 1996, the Company paid $344 and $1,364 for 4% and 3%, respectively, ownership of limited partnership interests in NHP. The Company accounts for its investment in NHP on the cost method with respect to the NHP limited partnership interests and as held-to-maturity securities and reported at amortized cost with respect to the NHP Notes.

         The Company will continue to develop and acquire senior living communities. The development of senior living communities typically involves a substantial commitment of capital over a 12 to 14-month construction period during which time no revenues are generated, followed by a 12-month lease-up period. The Company anticipates that newly opened or expanded communities will operate at a loss during a substantial portion of the lease-up period. The Company's growth strategy may also include the acquisition of senior living communities, home care agencies, and other properties or businesses that are complementary to the Company's operations and growth strategy.

RESULTS OF OPERATIONS

    The following tables set forth, for the periods indicated, selected historical consolidated statements of income data in thousands of dollars and expressed as a percentage of total revenues.


                                                                      YEAR ENDED DECEMBER 31,

                                                      1998                    1997                    1996
                                              ------------------      ------------------      ------------------
                                                 $           %            $          %            $          %
                                              --------     -----      --------     -----      --------     -----
Revenues:
  Resident and health care revenue            $ 24,791      58.0%     $ 21,207      69.1%     $ 13,692      68.8%
  Rental and lease income                        4,281      10.0         4,276      13.9         1,101       5.5
  Unaffiliated management services revenue       2,465       5.8         1,920       6.2           801       4.0
  Affiliated management services revenue         1,327       3.1         1,378       4.5         2,708      13.6
  Unaffiliated development fees                  1,234       2.9           804       2.6           673       3.4
  Affiliated development fees                    7,473      17.5           173       0.6            --       0.0
  Other                                          1,197       2.7           952       3.1           924       4.7
                                              --------     -----      --------     -----      --------     -----
    Total revenues                              42,768     100.0        30,710     100.0        19,899     100.0
                                              --------     -----      --------     -----      --------     -----
Expenses:
  Operating expenses                            17,067      39.9        16,701      54.4        10,656      53.6
  General and administrative expenses            6,594      15.4         7,085      23.1         5,635      28.3
  Depreciation and amortization                  2,734       6.4         2,118       6.9         1,481       7.4
                                              --------     -----      --------     -----      --------     -----
    Total expenses                              26,395      61.7        25,904      84.4        17,772      89.3
                                              --------     -----      --------     -----      --------     -----
Income from operations                          16,373      38.3         4,806      15.6         2,127      10.7
Other income (expense):
  Interest income                                4,939      11.5         3,186      10.4           432       2.2
  Interest expense                              (1,922)     (4.5)       (2,022)     (6.5)         (221)     (1.1)
  Gain on sale of properties                       422       1.0            --        --           438       2.2
  Equity in earnings on investments                 --        --            --        --           459       2.3
  Other                                             --        --           440       1.4            42       0.2
                                              --------     -----      --------     -----      --------     -----
Income before income taxes and minority
   interest in consolidated partnerships        19,812      46.3         6,410      20.9         3,277      16.5
Provision for income taxes                      (7,476)    (17.5)         (793)     (2.6)           --        --
                                              --------     -----      --------     -----      --------     -----
Income before minority interest in
  consolidated partnerships                     12,336      28.8         5,617      18.3         3,277      16.5
Minority interest in consolidated
  partnerships                                    (379)     (0.8)       (1,936)     (6.3)       (1,224)     (6.2)
                                              --------     -----      --------     -----      --------     -----
Net income                                    $ 11,957      28.0%     $  3,681      12.0%     $  2,053      10.3%
                                              ========     =====      ========     =====      ========     =====


YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

         Revenues. Total revenues were $42,768,000 in 1998 compared to $30,710,000 in 1997, representing an increase of $12,058,000, or 39.3%. Resident and health care revenue increased $3,584,000, of which $4,015,000 is a result of purchasing the four NHP properties, Gramercy Hill and Tesson Heights, along with a decrease of $237,000 relating to the HCP properties. Unaffiliated management services revenue increased $545,000 due to a significant improvement in the performance at the property level resulting in incentive payments and one additional third-party management contract added in the first quarter of 1998. Unaffiliated development fees increased $430,000, of which $894,000 is a result of two additional third party development contracts and the continuation of four projects that earned fees for seven months in 1998 as compared to two months for 1997 and a decrease of $464,000 resulting from one development project completed on December 31, 1997 and three development projects terminated by a third party. Affiliated development fees increased $7,300,000, resulting from fees earned on 29 projects in 1998 compared to one in 1997.

         Expenses. Total expenses were $26,395,000 in 1998 compared to $25,904,000 in 1997, representing an increase of $491,000, or 1.9%. Operating expenses increased $366,000 due to an increase of $1,954,000 as a result of acquiring six properties in the fourth quarter of 1998, along with a decrease of $1,361,000 related to the termination of Maryland Gardens lease and offset by an overall decrease in operating expenses. General and administrative expenses decreased $491,000 due to a decrease in officers' salaries of $2,670,000 offset by a $325,000 increase due to the acquisition of six properties in the fourth quarter of 1998, a $185,000 increase in development expenses due to the increase in development projects, a $200,000 increase in professional fees that relate to legal fees, a $100,000 increase in license and fee expense, a $320,000 increase in HCP general and administrative expenses, along with an overall increase in general and administrative expenses. Depreciation and amortization increased $616,000 due to an increase of $424,000 as a result of the acquisition of the six properties in the fourth quarter of 1998, an $80,000 increase for the expansion of Cottonwood and an increase of $37,000 in the amortization of goodwill for twelve months in 1998 as opposed to two months in 1997.

         Other income and expenses. Interest and other income increased $1,835,000, primarily as a result of a $1,365,000 increase in income associated with investment of cash reserves, a $1,600,000 increase in NHP Notes interest due to a partial redemption of the notes and payment of accrued interest, a $308,000 increase in interest earned from the Triad, Triad II and Triad IV (as hereinafter defined) unsecured credit facilities, which is offset by a $1,400,000 decrease in interest due to the divestment of an investment from June 1997 through October 1997 by CSLC. Interest expense decreased $100,000 due to a decrease of $1,267,000 of interest related to the Lehman debt incurred in the Formation Transactions and a decrease of $44,000 in HCP interest expense due to refinancing. These decreases are offset by an increase of $1,201,000 in interest expense due to the acquisition of the six properties. A gain of $422,000 was recorded on the sale of two properties in the fourth quarter of 1998. In connection with the sale of its investment in HCP to the Company immediately following completion of the offering, CSLC incurred short swing profits, as defined by the Securities and Exchange Commission, and was, accordingly, required to remit such profits to HCP, which recorded the remittance of $440,000 as other income in 1997.

         Minority interest. Minority interest in limited partnerships decreased $1,557,000, primarily due to the CSLC minority interest being included in 1997 through October and not included in 1998.

         Provision for income taxes. Provision for income taxes was approximately $7,476,000 in 1998 compared to $793,000 in 1997. As a result of the Formation Transactions, the Company and its consolidated subsidiaries were converted from S corporations that are taxed at the shareholder level to C corporations that are subject to corporate income taxes. Accordingly, a provision for federal and state taxes was provided on the earnings for 12 months in 1998 compared to two months in 1997.

         Net Income. As a result of the foregoing factors, net income increased $8,276,000 to $11,957,000 for 1998 from $3,681,000 for 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

         Revenues. Total revenues were $30,710,000 in 1997 compared to $19,899,000 in 1996, representing an increase of $10,811,000, or 54.3%. The inclusion of HCP revenues in 1997 from January 1, 1997 contributed $8,978,000 of the increase, as HCP was not consolidated in 1996. Resident and health care revenue increased $7,515,000, of which $4,702,000 is a result of the HCP consolidation, $1,157,000 was improvement in CSLC's revenues due to realization of additional reimbursements previously limited under the Medicare program for 1994 and 1992 combined with improved CSLC rental rates and occupancies and $1,543,000 related to the Maryland Gardens facility leased on June 1, 1997. Rental and lease income increased $3,175,000, of which $4,276,000 was due to the HCP consolidation, offset by $1,101,000 due to the sale of CSLC's multi-family properties on November 1, 1996. Unaffiliated management services revenue increased $1,119,000 due to 15 third-party management contracts added in the third and fourth quarter of 1996 and one additional third-party management contract added in the second quarter of 1997. Affiliated management services revenue decreased by $1,330,000, of which $1,177,000 was due to the HCP consolidation. Development fees increased $304,000 and was due to new development contract management revenue for managing the development and construction of new third-party owned senior living communities.

         Expenses. Total expenses were $25,904,000 in 1997 compared to $17,772,000 in 1996, representing an increase of $8,132,000, or 45.8%. The inclusion of HCP expenses from January 1, 1997 contributed $6,538,000 of the increase. Operating expenses increased $6,045,000 of which $4,251,000 was a result of the HCP consolidation and $1,561,000 due to Maryland Gardens operating expenses. General and administrative expenses increased $1,450,000, which was due to the HCP consolidation of $1,078,000 offset by an overall decrease in general and administrative expenses. Depreciation and amortization increased $637,000, of which $1,209,000 was related to the HCP consolidation, offset by a $572,000 decrease in CSLC's depreciation which was primarily due to the sale of CSLC's multi-family rental properties in November 1996.

         Other income and expenses. Interest income increased $2,754,000, primarily as a result of CSLC's increase in interest income of $1,116,754 associated with its investment in U.S. Treasury Bills, $1,230,000 as a result of the Company's increase in interest income associated with its increased investment in NHP Notes combined with the commencement of accruing a portion of the deferred income on these notes beginning in April 1997, as a result of NHP's improved financial position and performance and increased valuation of the underlying properties, $288,361 associated with income from temporary investment of net proceeds from the Offering for November and December 1997, and the consolidation of HCP of $359,000. Interest expense increased $1,801,000 as a result of higher debt balances including the LBHI Loan borrowings on July 1, 1997 and $679,000 as a result of the HCP consolidation. Income from equity in earnings on investments decreased $459,000 as a result of the HCP consolidation on January 1, 1997. In connection with the sale of its investment in HCP to the Company immediately following completion of the Offering, CSLC incurred short swing profits, as defined by the Securities and Exchange Commission, and was, accordingly, required to remit such profits to HCP which recorded the remittance as other income. A gain of $438,000 was recorded on November 1, 1996, as a result of the sale of multi-family properties with no corresponding gain being realized in 1997.

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

QUARTERLY RESULTS

         The following table presents certain quarterly financial information for the four quarters ended December 31, 1998 and 1997. This information has been prepared on the same basis as the audited Consolidated Financial Statements of the Company appearing elsewhere in this report and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the audited Consolidated Financial Statements of the Company and the related notes thereto.


                                                                              1998 Calendar Quarters
                                                                              ----------------------
                                                                    First        Second         Third        Fourth
                                                                    -----        ------         -----        ------
                                                                     (in thousands, except per share amounts)
Total revenues...............................................      $ 8,354       $ 9,234        $10,556       $14,624
Income from operations.......................................        2,330         3,397          4,906         5,740
Net income...................................................        1,926         2,511          3,506         4,014
Net income per share.........................................      $  0.10       $  0.13        $  0.18       $  0.20
Weighted average shares outstanding..........................       19,717        19,717         19,717        19,717


                                                                               1997 Calendar Quarters
                                                                               ----------------------
                                                                     First        Second        Third        Fourth
                                                                     -----        ------        -----        ------
                                                                        (in thousands, except per share amounts)
Total revenues...............................................       $7,091        $7,977      $ 7,652       $ 7,990
Income from operations.......................................        1,124           980          959         1,743
Net income...................................................          583           630          797         1,671
Net income per share.........................................       $ 0.06        $ 0.07      $  0.09       $  0.10
Weighted average shares outstanding..........................        9,367         9,367        9,367        16,440


LIQUIDITY AND CAPITAL RESOURCES

         As described in the notes to the accompanying consolidated financial statements, the Company repaid all of its notes payable to affiliates and the mortgage loan payable to Lehman Brothers Holdings, Inc. with proceeds from the Offering in November 1997, leaving only the mortgage property loans of HCP outstanding thereafter. The Company also secured a three year revolving line of credit of $20 million which may be used for acquisition of additional interests in HCP and NHP, expansion of owned communities, acquisition of additional properties and general working capital purposes.

         In addition to approximately $36 million of cash balances on hand as of December 31, 1998, the Company's principal sources of liquidity are expected to be cash flows from operations and amounts available for borrowing under its $20 million revolving line of credit. Subsequent to December 31, 1998, the Company received a commitment to increase its line of credit to $34 million. There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that the Company will be able to meet its anticipated need for working capital.

         The Company derives the benefits and bears the risks attendant to the communities it owns. The cash flows and profitability of owned communities depends on the operating results of such communities and are subject to certain risks of ownership, including the need for capital expenditures, financing and other risks such as those relating to environmental matters.

         The cash flows and profitability of the Company's owned communities that are leased to third parties depend on the ability of the lessee to make timely lease payments. At December 31, 1998, HCP was operating one of its properties and had leased seven of its owned properties under triple net leases to third parties until year 2000 or 2001. Four of these properties are leased until year 2001 to HealthSouth Rehabilitation Corp. ("HealthSouth"), which provides acute spinal injury intermediate care at these properties. HealthSouth closed one of these facilities in 1994 and closed another facility in February of 1997 due to low occupancy. HealthSouth has continued to make lease payments on a timely basis for all four properties. Should the operators of the leased properties default on payment of their lease obligations prior to termination of the lease agreements, six of the seven lease contracts contain a continuing guarantee of payment and performance by the parent company of the operators, which the Company intends to pursue in the event of default. Following termination of these leases, the Company will either convert and operate the facilities as assisted living and Alzheimer's care facilities, sell the facilities or evaluate other alternatives. HCP's facility lessees are all current in their lease obligations to HCP. The lessee for one property continues to fund a deficit between the required lease payment and operators' cash flow.

         The cash flows and profitability of the Company's third-party management fees are dependent upon the revenues and profitability of the communities managed. While the management contracts are generally terminable only for cause, in certain cases the contracts can be terminated upon the sale of a community, subject to the Company's rights to offer to purchase such community.

         The Company plans to continue to develop and acquire senior living communities. The development of senior living communities typically involves a substantial commitment of capital over a 12-month construction period during which time no revenues are generated, followed by a 12- to 14- month lease-up period.

         Effective April 1, 1998, Tri Point Communities, L.P. ("Tri Point"), a limited partnership owned by the Company's founders (Messrs. Beck and Stroud) and their affiliates was reorganized and the interests of Messrs. Beck and Stroud were sold at their cost to Triad Senior Living, Inc. and its affiliates, which are unrelated third-parties. Tri Point was renamed Triad I. The new general partner of Triad I, owning 1%, is Triad Senior Living, Inc. The limited partners are Blake N. Fail (principal owner of Triad Senior Living, Inc.), owning 80%, and the Company, owning 19%. The development agreements between Triad I and the Company provide for a development fee of 4% to the Company, as well as reimbursement of expenses and overhead not to exceed 4%. Triad I has also entered into management agreements with the Company providing for management fees in an amount equal to the greater of 5% of gross revenues or $5,000 per month per community, plus overhead reimbursement not to exceed 1% of gross revenues. The Company has an option to purchase the partnership interests of Triad Senior Living, Inc. and Blake N. Fail for an amount equal to the amount such party paid for its interest, plus noncompounded interest of 12% per annum. The management agreements also provide the Company with an option to purchase the communities developed by Triad I upon their completion for an amount equal to the fair market value (based on a third-party appraisal but not less than hard and soft costs and lease-up costs). The Company has made no determination as to whether it will exercise its purchase options. The Company will evaluate the possible exercise of each purchase option based upon the business and financial factors that may exist at the time those options may be exercised.

         Triad I has entered into construction loan facilities aggregating approximately $50,000,000 to fund its development activities and a take-out facility aggregating approximately $50,000,000.

         During 1998, the Company agreed to loan Triad I up to $10,000,000. The principal is due March 12, 2003. The first draw under this loan facility was made on March 12, 1998. Interest is due quarterly at 8% per annum. This loan may be prepaid without penalty. At December 31, 1998, approximately $9,636,000 has been advanced to Triad I under this loan facility.

         Effective September 24, 1998, the Company and Triad II, a limited partnership, entered into a Development and Turnkey Services Agreement in connection with the development and management of the Company's planned new Waterford communities where Triad II would own and finance the construction of the new communities. Triad II was organized on September 23, 1998. The general partner of Triad II, owning 1%, is Triad Partners II, Inc. The limited partners are Triad Partners II, Inc., owning 80%, and the Company, owning 19%.

         The Company has an option to purchase the partnership interests of Triad Partners II, Inc. in Triad II for an amount equal to the amount such party paid for its interests, plus noncompounded interest of 12% per annum. The management agreements with Triad II also provide the Company with an option to purchase the communities developed by Triad II upon their completion for an amount equal to the fair market value (based on a third-party appraisal but not less than hard and soft costs and lease-up costs). The Company has made no determination as to whether it will exercise its purchase options. The Company will evaluate the possible exercise of each purchase based upon the business and financial factors which may exist at the time those options may be exercised.

         Triad II has entered into construction and mini-perm loan facilities aggregating approximately $26,000,000 to fund its development activities.

         During the third quarter, the Company agreed to loan Triad II up to $7,000,000. On January 15, 1999, the loan amount was amended to up to $10,000,000. The principal is due September 25, 2003. The first draw under this loan facility was made on September 25, 1998. Interest is due quarterly at 10.5% per annum. This loan may be prepaid without penalty. At December 31, 1998, approximately $932,000 has been advanced to Triad II under this loan facility.

         On September 30, 1998, the Company acquired four senior living communities from NHP for $40,683,281 by entering into the $32,300,000 Lehman Loan, a cash payment of $8,246,007 and assumption of net assets and liabilities of $137,274. The Company has mortgaged the four senior living communities as collateral. The acquisition was accounted for as a purchase.

         On October 28, 1998, the Company acquired a senior living community from Tesson for $23,051,786. The Company borrowed $15,400,000 pursuant to the existing mortgage loan agreement with Lehman and mortgaged the senior living community as collateral. The Company also acquired a senior living community from Gramercy for $11,036,655. The Company assumed a $6,334,660 note from Fannie Mae, and borrowed an additional $1,980,000 from WMFC on a second lien basis and mortgaged the senior living community as collateral for both loans. The Company paid the remaining purchase prices with a cash payment of $7,376,632 and $2,425,798, respectively, and assumption of liabilities of $275,154 and $296,197, respectively.

         Effective November 10, 1998, the Company and Triad III, a limited partnership, entered into a Development and Turnkey Services Agreement in connection with the development and management of the Company's planned new Waterford communities where Triad III would own and finance the construction of the new communities. Triad III was organized on November 10, 1998. The general partner of Triad III, owning 1%, is Triad Partners III, Inc. The limited partners are Triad Partners III, Inc., owning 80%, and the Company, owning 19%.

         The Company has an option to purchase the partnership interests of Triad Partners III, Inc. in Triad III for an amount equal to the amount such party paid for its interests, plus noncompounded interest of 12% per annum. The management agreements with Triad III also provide the Company with an option to purchase the communities developed by Triad III upon their completion for an amount equal to the fair market value (based on a third-party appraisal but not less than hard and soft costs and lease-up costs). The Company has made no determination as to whether it will exercise its purchase options. The Company will evaluate the possible exercise of each purchase based upon the business and financial factors which may exist at the time those options may be exercised.

         Triad III has entered into construction and mini-perm loan facilities aggregating approximately $51,000,000 to fund its development activities.

         During the fourth quarter, the Company agreed to loan Triad III up to $10,000,000. The principal is due February 8, 2004. Interest is due quarterly at 10.5% per annum. This loan may be prepaid without penalty. At December 31, 1998, no monies have been advanced to Triad III under this loan facility.

         Effective December 30, 1998, the Company and Triad IV, a limited partnership, entered into a Development and Turnkey Services Agreement in connection with the development and management of the Company's planned new Waterford communities where Triad IV would own and finance the construction of the new communities. Triad IV was organized on December 22, 1998. The general partner of Triad IV, owning 1%, is Triad Partners IV, Inc. The limited partners are Triad Partners IV, Inc., owning 80%, and the Company, owning 19%.

         The Company has an option to purchase the partnership interests of Triad Partners IV, Inc. in Triad IV for an amount equal to the amount such party paid for its interests, plus noncompounded interest of 12% per annum. The management agreements with Triad IV also provide the Company with an option to purchase the communities developed by Triad IV upon their completion for an amount equal to the fair market value (based on a third-party appraisal but not less than hard and soft costs and lease-up costs). The Company has made no determination as to whether it will exercise its purchase options. The Company will evaluate the possible exercise of each purchase based upon the business and financial factors which may exist at the time those options may be exercised.

         Triad IV is negotiating commitments for loan facilities aggregating up to $50,000,000 to fund its development activities.

         During the fourth quarter, the Company agreed to loan Triad IV up to $10,000,000. The principal is due December 30, 2003. The first draw under this loan facility was made on December 30, 1998. Interest is due quarterly at 10.5% per annum. This loan may be prepaid without penalty. At December 31, 1998, approximately $1,160,000 has been advanced to Triad IV under this loan facility.

         Net cash provided by operating activities, of $6,689,000 for the year ended December 31, 1998, decreased $2,994,000, or 31%, over that of the comparable year ended December 31, 1997, which was composed of increased cash flow created by improved earnings of $7,215,000 (after noncash adjustments) combined with $10,209,000 of cash derived from working capital.

         Net cash used in investing activities of $25,094,000 for the year ended December 31, 1998 decreased $56,408,000 over that of the comparable year ended December 31, 1997. This decrease was composed of increased capital expenditures of $3,586,000 primarily related to the Cottonwood expansion, the lack of comparable proceeds from sale of properties in 1997 compared to 1998's proceeds of $676,000, a decrease in investments in 1998 in limited partnerships (CSLC, HCP and NHP Notes) of $13,915,000, the $64,203,000 investment by the Company in restricted cash securities from the proceeds obtained from the LBHI Loan and the difference in 1997 for cash paid for the September 1998 purchase of assets acquired from NHP, and the October 1998 purchase of assets acquired from Tesson and Gramercy, offset by the November 1997 purchase of assets from CSLC and offset by HCP's beginning cash balance of $8,995,000 as a result of the consolidation of HCP at January 1, 1997 in the amount of $9,805,000.

         Net cash provided by financing activities, of $6,106,000 for the year ended December 31, 1998, decreased $103,019,000 over that of the comparable year ended December 31, 1997. This decrease was due to $110,331,000 of net proceeds received by the Company in November 1997 from the Offering.

YEAR 2000 ISSUE

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date- sensitive software or embedded chips may recognize the year 2000 as a date other than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Based on ongoing assessments, the Company has developed a program to modify or replace significant portions of its software and certain hardware, which are generally PC-based systems, so that those systems will properly recognize and utilize dates beyond December 31, 1999. The Company has substantially completed software reprogramming and software and hardware replacement as of December 31, 1998, with 100% completion targeted for September 30, 1999. The Company presently believes that these modifications and replacements of existing software and certain hardware will mitigate the Year 2000 Issue. However, if such modifications and replacements are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. The costs of Year 2000 remediation are not expected to be material based on the Company's operations.

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

         The Company currently has no contingency plans in place in the event it does not complete all phases of its Year 2000 program. The Company plans to evaluate the status of completion in mid-1999 and determine whether such a plan is necessary.

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

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK

         The Company's primary market risk exposure is interest rate risk. At December 31, 1998, the Company had $66,674,186 million of variable rate debt tied to LIBOR, consisting of one $18,974,186 revolving credit facility that matures on December 10, 2000 (the "Bank One Facility") and one $47,700,000 credit facility that matures on October 1, 1999 (the "Lehman Facility"). The Company expects to complete a refinancing of the Lehman Facility with long term fixed rate mortgage loans during the second quarter of 1999. However, there can be no assurance that the Company will complete this refinancing as expected. Interest on the Bank One Facility is based on LIBOR plus 1.7%. Interest on the Lehman Facility is based on LIBOR plus 1.875%. At December 31, 1998, the LIBOR rate was 5.08%. An increase in interest rates will increase the amount of interest expense incurred by the Company. Other notes payable of $14,415,847 consist of fixed rate mortgage loans. Notes receivable of $11,728,162 are also fixed rate financial instruments.

         The Company is also exposed to market risks from fluctuations in interest rates and the effects of those fluctuations on the market values of its cash equivalent short-term investments. The cash equivalent short-term investments consist primarily of overnight investments that are not significantly exposed to interest rate risk, except to the extent that changes in interest rates will ultimately affect the amount of interest income earned on these investments.

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

(4) The Company filed the following reports on Form 8-K during the quarterly period ended December 31, 1998:

                  (a) Current Report on Form 8-K, dated September 30, 1998, as subsequently amended.

                  (b) Current Report on Form 8-K, dated October 29, 1998, as subsequently amended.

                         INDEX TO FINANCIAL STATEMENTS


                                                                                                       PAGE
                                                                                                       -----
Consolidated Financial Statements of Capital Senior Living Corporation

  Report of Ernst & Young LLP, Independent Auditors.................................................     F-2

  Report of KPMG LLP, Independent Auditors..........................................................     F-3

  Consolidated Balance Sheets - December 31, 1998 and 1997..........................................     F-4

  Consolidated Statements of Income - December 31, 1998, 1997 and 1996..............................     F-5

  Consolidated Statements of Shareholders' Equity - December 31, 1998, 1997 and 1996................     F-6

  Consolidated Statements of Cash Flows - December 31, 1998, 1997 and 1996..........................     F-7

  Notes to Consolidated Financial Statements........................................................     F-8

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders
Capital Senior Living Corporation

    We have audited the accompanying consolidated balance sheets of Capital Senior Living Corporation as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of HealthCare Properties, L.P. and subsidiaries, a 57% owned subsidiary, which statements reflect total assets of $32,758,958 and $32,801,853 as of December 31, 1998 and 1997, respectively, and total revenues of $8,787,575 and $8,977,628 for the years ended December 31, 1998 and 1997, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for HealthCare Properties, L.P., is based solely on the report of the other auditors.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Senior Living Corporation as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                 Ernst & Young LLP

Dallas, Texas
February 5, 1999,
except for Notes 20 and 12, as to which the dates are February 7, 1999 and February 12, 1999, respectively

                         INDEPENDENT AUDITORS' REPORT

The Partners
HealthCare Properties, L.P.

    We have audited the accompanying consolidated balance sheets of HealthCare Properties, L.P. and subsidiaries (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related consolidated statements of income, partnership equity, and cash flows for each of the years in the two-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthCare Properties, L.P. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                 KPMG LLP

Dallas, Texas
February 5, 1999

                       CAPITAL SENIOR LIVING CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS


                                                                                         DECEMBER 31,
                                                                              ----------------------------------
                                                                                  1998                  1997
                                                                              ------------          ------------
Current assets:
   Cash and cash equivalents .......................................          $ 35,827,270          $ 48,125,225
   Accounts receivable, net ........................................             2,955,507             1,966,357
   Accounts receivable from affiliates .............................             7,217,127                26,696
   Interest receivable .............................................               535,857               229,749
   Deferred taxes ..................................................               287,040                 8,280
   Prepaid expenses and other ......................................               448,790               251,400
                                                                              ------------          ------------
     Total current assets ..........................................            47,271,591            50,607,707
Property and equipment, net ........................................           118,943,953            41,120,448
Deferred taxes .....................................................            10,108,715            10,090,997
Deferred interest ..................................................               853,075               173,456
Notes receivable from affiliates ...................................            11,728,162                  --
Investments in limited partnerships ................................            13,337,522            13,741,940
Management contract rights, net ....................................               195,631               243,559
Goodwill, net ......................................................             1,213,876             1,257,595
Deferred financing charges, net ....................................               530,531               108,435
Other assets .......................................................             1,083,679                26,773
                                                                              ------------          ------------
       Total assets ................................................          $205,266,735          $117,370,910
                                                                              ============          ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable ................................................          $  2,780,513          $  2,566,392
   Accrued expenses ................................................             2,231,895             1,259,410
   Current portion of notes payable ................................            48,419,050               932,664
   Customer deposits ...............................................               851,375               277,413
   Federal and state income taxes payable ..........................             1,668,602               831,682
   Due to affiliates ...............................................                  --                  50,064
                                                                              ------------          ------------
       Total current liabilities ...................................            55,951,435             5,917,625
Deferred income from affiliates ....................................               792,240                  --
Deferred income ....................................................               115,062               231,256
Notes payable, net of current portion ..............................            13,696,797             5,744,767
Line of credit .....................................................            18,974,186             1,830,130
Minority interest in consolidated partnerships .....................            11,220,836            11,087,512
Commitments and contingencies
Shareholders' Equity:
   Preferred stock, $.01 par value:
     Authorized shares - 15,000,000; no shares issued or outstanding                  --                    --
   Common stock, $.01 par value:
     Authorized shares - 65,000,000
     Issued and outstanding shares - 19,717,347 in 1998
       and 1997 ....................................................               197,173               197,173
   Additional paid-in capital ......................................            91,740,251            91,740,251
   Retained earnings ...............................................            12,578,755               622,196
                                                                              ------------          ------------
       Total shareholders' equity ..................................           104,516,179            92,559,620
                                                                              ------------          ------------
       Total liabilities and shareholders' equity ..................          $205,266,735          $117,370,910
                                                                              ============          ============



                            See accompanying notes.

                       CAPITAL SENIOR LIVING CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                                         YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------------------------------
                                                                          1998                   1997                   1996
                                                                      ------------           ------------           ------------
Revenues:
  Resident and health care revenue .........................          $ 24,790,516           $ 21,206,865           $ 13,691,984
  Rental and lease income ..................................             4,281,603              4,275,611              1,101,317
  Unaffiliated management services revenue .................             2,464,677              1,919,618                800,961
  Affiliated management services revenue ...................             1,327,019              1,378,444              2,708,077
  Unaffiliated development fees ............................             1,234,050                803,767                673,587
  Affiliated development fees ..............................             7,472,501                172,927                   --
  Other ....................................................             1,197,260                952,650                923,700
                                                                      ------------           ------------           ------------
       Total revenues ......................................            42,767,626             30,709,882             19,899,626
Expenses:
  Operating expenses .......................................            17,067,451             16,701,127             10,656,431
  General and administrative expenses ......................             6,593,810              7,084,986              5,634,873
  Depreciation and amortization ............................             2,733,658              2,117,288              1,481,056
                                                                      ------------           ------------           ------------
       Total expenses ......................................            26,394,919             25,903,401             17,772,360
                                                                      ------------           ------------           ------------
Income from operations .....................................            16,372,707              4,806,481              2,127,266
Other income (expense):
  Interest income ..........................................             4,938,989              3,185,815                432,342
  Interest expense .........................................            (1,921,897)            (2,022,494)              (221,521)
  Gain on sale of properties ...............................               421,718                   --                  437,819
  Equity in earnings on investments ........................                  --                     --                  458,992
  Other ....................................................                  --                  440,007                 42,042
                                                                      ------------           ------------           ------------
Income before income taxes and minority interest in
  consolidated partnerships ................................            19,811,517              6,409,809              3,276,940
Provision for income taxes .................................            (7,475,771)              (792,524)                  --
                                                                      ------------           ------------           ------------
Income before minority interest in consolidated partnerships            12,335,746              5,617,285              3,276,940
Minority interest in consolidated partnerships .............              (379,187)            (1,936,122)            (1,223,997)
                                                                      ------------           ------------           ------------
Net income .................................................          $ 11,956,559           $  3,681,163           $  2,052,943
                                                                      ============           ============           ============

Net income per share:
  Basic and diluted ........................................          $       0.61           $       0.33
                                                                      ============           ============
   Weighted average shares outstanding .....................            19,717,347             11,150,087
                                                                      ============           ============

Pro forma net income (unaudited):
  Net income ...............................................                                 $  3,681,163           $  2,052,943
  Pro forma income taxes ...................................                                     (964,776)              (810,912)
                                                                                             ------------           ------------
Pro forma net income .......................................                                 $  2,716,387           $  1,242,031
                                                                                             ============           ============

                             See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                        COMMON STOCK              ADDITIONAL        RETAINED
                                                  PARTNERS'      ----------------------------       PAID-IN         EARNINGS
                                                  CAPITAL           SHARES           AMOUNT         CAPITAL         (DEFICIT)
                                                -------------    -------------   -------------   -------------    -------------
Balance at January 1, 1996 ..................   $  14,655,669        1,680,000   $      16,800   $     (13,242)   $    (211,849)
   Issuance of common stock .................            --               --              --            16,800             --
   Capital contributions ....................            --               --              --            23,000             --
   Purchase of Beneficial Unit
     Certificates of CSLC ...................         660,403             --              --              --               --
   Net income ...............................       1,941,706             --              --              --            111,237
                                                -------------    -------------   -------------   -------------    -------------
Balance at December 31, 1996 ................      17,257,778        1,680,000          16,800          26,558         (100,612)
   Purchase of Beneficial Unit
     Certificates of CSLC ...................         374,867             --              --              --               --
   Distributions prior to Offering ..........            --               --              --              --           (457,647)
   Issuance of stock resulting from the
     Formation ..............................            --          7,687,347          76,873         (76,873)            --
   Issuance of stock in Offering, net .......            --         10,350,000         103,500     110,227,415             --
   Equity not retained in Asset Purchase ....     (20,133,353)            --              --       (18,436,849)            --
   Net income ...............................       2,500,708             --              --              --          1,180,455
                                                -------------    -------------   -------------   -------------    -------------
Balance at December 31, 1997 ................            --         19,717,347         197,173      91,740,251          622,196
   Net income ...............................            --               --              --              --         11,956,559
                                                -------------    -------------   -------------   -------------    -------------
Balance at December 31, 1998 ................   $        --         19,717,347   $     197,173   $  91,740,251    $  12,578,755
                                                =============    =============   =============   =============    =============



                                                       TOTAL
                                                    -------------
Balance at January 1, 1996 ..................       $  14,447,378
   Issuance of common stock .................              16,800
   Capital contributions ....................              23,000
   Purchase of Beneficial Unit
     Certificates of CSLC ...................             660,403
   Net income ...............................           2,052,943
                                                    -------------
Balance at December 31, 1996 ................          17,200,524
   Purchase of Beneficial Unit
     Certificates of CSLC ...................             374,867
   Distributions prior to Offering ..........            (457,647)
   Issuance of stock resulting from the
     Formation ..............................                --
   Issuance of stock in Offering, net .......         110,330,915
   Equity not retained in Asset Purchase ....         (38,570,202)
   Net income ...............................           3,681,163
                                                    -------------
Balance at December 31, 1997 ................          92,559,620
   Net income ...............................          11,956,559
                                                    -------------
Balance at December 31, 1998 ................       $ 104,516,179
                                                    =============


                             See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                           -----------------------------------------------
                                                                                1998             1997             1996
                                                                           -------------    -------------    -------------
OPERATING ACTIVITIES
Net income .............................................................   $  11,956,559    $   3,681,163    $   2,052,943
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation .........................................................       2,639,883        1,894,665        1,397,258
  Amortization .........................................................          93,775          222,623           83,798
  Amortization of deferred financing charges ...........................         163,708             --               --
  Minority interest in consolidated
    partnerships .......................................................         379,187        1,936,122        1,223,997
  Deferred interest ....................................................        (679,619)        (173,456)            --
  Deferred income from affiliates ......................................         792,240             --               --
  Deferred income ......................................................        (116,194)         231,256             --
  Deferred income taxes ................................................        (296,478)         (39,158)            --
  Equity in earnings on investments ....................................            --               --           (458,992)
  Gain on sale of land .................................................        (421,718)            --           (437,819)
  Provision for bad debts ..............................................         500,000           43,254           22,312
  Changes in operating assets and liabilities, net of acquisitions:
     Cash, restricted ..................................................            --            186,416           (2,588)
     Accounts receivable ...............................................      (1,481,883)      (1,556,965)        (219,854)
     Accounts receivable from affiliates ...............................      (7,190,431)          90,955           58,811
     Interest receivable ...............................................        (306,108)              --               --
     Prepaid expenses and other ........................................           4,110         (373,006)          23,359
     Other assets ......................................................      (1,059,034)         (11,454)         (14,940)
     Accounts payable ..................................................         361,798        2,698,550           85,328
     Accrued expenses ..................................................         525,944           23,529           (5,402)
     Federal and state income taxes payable ............................         836,920          831,682             --
     Customer deposits .................................................          36,812           28,955           32,295
     Due to affiliates .................................................         (50,064)         (31,392)          61,310
                                                                           -------------    -------------    -------------
Net cash provided by operating activities ..............................       6,689,407        9,683,739        3,901,816
INVESTING ACTIVITIES
Capital expenditures ...................................................      (6,027,361)      (2,441,106)        (851,732)
Cash paid for acquisition of NHP facilities ............................     (40,546,007)            --               --
Cash paid for acquisition of Gramercy facility .........................      (4,405,798)            --               --
Cash paid for acquisition of Tesson facility ...........................     (22,776,633)            --               --
Proceeds from sale of land .............................................         676,036             --          2,549,352
Advances to affiliates .................................................     (11,728,162)            --               --
Cash acquired upon acquisition of HCP ..................................            --          8,995,455             --
Investment in restricted cash equivalents ..............................            --        (64,202,763)            --
Cash paid for Asset Purchase and cash not retained .....................            --         (8,244,077)            --
Investments in limited partnerships ....................................      (1,693,934)     (15,609,034)      (3,401,207)
                                                                           -------------    -------------    -------------
Net cash used in investing activities ..................................     (86,501,859)     (81,501,525)      (1,703,587)
FINANCING ACTIVITIES
Proceeds from notes payable and line of credit .........................      67,039,026       78,663,883             --
Repayments of notes payable and line of credit .........................        (791,214)     (77,363,736)        (145,319)
Repayments of notes payable to affiliates ..............................            --         (1,166,481)        (455,592)
Proceeds from notes payable to affiliates ..............................            --            500,000          470,000
Distributions to minority partners .....................................            --           (224,795)            --
Distributions prior to Offering ........................................            --           (457,647)            --
Issuance of common stock, net ..........................................            --        110,330,915           16,800
Capital contribution ...................................................            --               --             23,000
Cash received for redemption of NHP limited ............................       1,997,280             --               --
partnership interest
Repurchase of HCP limited partnership interests by HCP .................        (144,791)            --               --
Repurchase of Beneficial Unit Certificates of CSLC .....................            --           (960,752)      (1,262,355)
Deferred loan charges paid .............................................        (585,804)        (196,888)         (42,953)
                                                                           -------------    -------------    -------------
Net cash provided by (used in) financing activities ....................      67,514,497      109,124,499       (1,396,419)
                                                                           -------------    -------------    -------------
(Decrease) increase in cash and cash equivalents .......................     (12,297,955)      37,306,713          801,810
Cash and cash equivalents at beginning of year .........................      48,125,225       10,818,512       10,016,702
                                                                           -------------    -------------    -------------
Cash and cash equivalents at end of year ...............................   $  35,827,270    $  48,125,225    $  10,818,512
                                                                           =============    =============    =============

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
  Interest .............................................................   $   1,956,812    $   2,041,366    $     188,510
                                                                           =============    =============    =============
  Income taxes .........................................................   $   6,935,330    $        --      $        --
                                                                           =============    =============    =============


                             See accompanying notes

                        CAPITAL SENIOR LIVING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, FORMATION AND INITIAL PUBLIC OFFERING

    Capital Senior Living Corporation, a Delaware corporation, was incorporated on October 25, 1996. The accompanying financial statements include the consolidated financial statements of Capital Senior Living Corporation ("Corporation"); Capital Senior Living Properties, Inc. including HealthCare Properties, L.P. ("HCP") (as of January 1, 1997); Capital Senior Living, Inc. ("Living"); Quality Home Care, Inc. ("Quality"); Capital Senior Development, Inc. ("Development"); Capital Senior Management 1, Inc. ("Management 1"); Capital Senior Management 2, Inc. ("Management 2"); Capital Senior Living Properties 2, Inc. ("Properties 2"), which includes Capital Senior Living Properties 2-Gramercy, Inc. ("Gramercy") and Capital Senior Living Properties 2-NHPCT, Inc. ("NHPCT") (collectively referred to with Capital Senior Living Corporation as the "Company"). The accompanying financial statements are presented on a combined basis prior to November 5, 1997, and include Capital Senior Living Communities, L.P. ("CSLC") through that date. CSLC included the accounts of CSLC and HCP. All material intercompany balances and transactions have been eliminated in consolidation.

    The Company is a provider of senior living services. The Company owns, operates, develops and manages senior living communities throughout the United States.

    The Company completed the registration of its common stock in an initial public offering ("Offering") on November 5, 1997. Simultaneously with the closing of the Offering, Corporation acquired Living, Quality, Development, Management 1, and Management 2 ("Formation") in exchange for 7,687,347 shares of common stock and a note payable for $18,076,380 ("Formation Note") to Jeffrey L. Beck and James A. Stroud or a related trust (collectively, the "Stockholders") and Lawrence A. Cohen, all officers of the Company. Additionally, Corporation purchased substantially all of the assets, other than working capital items, of CSLC (the "Asset Purchase") for the assumption of a $70,833,752 note payable and a cash payment of $5,782,927. The Stockholders owned 46% of the common stock of the Company after the Offering.

    Due to all of these entities being under the common control of the Stockholders for all periods presented prior to the Offering, these consolidated financial statements reflect the assets and liabilities at their historical values and the accompanying consolidated statements of income, equity, and cash flows reflect the consolidated results for the periods indicated even though they have historically operated as separate entities prior to the Formation. The Formation was accounted for at historical cost in a manner similar to a pooling of interests to the extent of the percentage ownership by the Stockholders. The Asset Purchase was recorded at fair value to the extent of the minority interest. A step-up in basis of $9,282,202 was recorded for property and equipment and $2,692,669 for the investment in NHP Notes. Additionally, a deferred tax asset of $10,060,119 and goodwill of $1,264,881 was recorded. Assets that were not acquired from CSLC in the Asset Purchase that were combined in the financial statements until such date were charged to paid-in capital. CSLC's assets included investments in HCP and NHP Retirement Housing Partners I, L.P. ("NHP") which were acquired in the Asset Purchase. NHP owned a portfolio of five independent senior living communities. On September 30, 1998, the Company purchased four of the five independent senior living communities from NHP (See
Note 4).

    In the accompanying consolidated financial statements, HCP is consolidated as though the Company had acquired a controlling financial interest in HCP at January 1, 1997. At December 31, 1998, 1997 and 1996, the Company owned approximately 57%, 56% and 31% of HCP's limited partner units, respectively. Preacquisition earnings for 1997 applicable to HCP are included in minority interest.

    HCP is a Delaware limited partnership established for the purpose of acquiring, leasing and operating existing or newly constructed long-term healthcare properties. One property is operated by HCP and seven properties are leased to qualified operators who provide specialized healthcare services. Capital Realty Group Senior Housing, Inc. ("Housing"), an entity controlled by the Stockholders until June 10, 1998, is the general partner. On June 10, 1998, Housing's parent corporation, Capital Realty Group Corporation, sold 100% of its stock in Housing to an unrelated third party. The Company continues to consolidate HCP at December 31, 1998, since it still maintains a controlling financial interest.

                        CAPITAL SENIOR LIVING CORPORATION

    HCP and NHP are subject to the reporting obligations of the Securities and Exchange Commission.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

    Investments with original maturities of three months or less are considered to be cash equivalents. The Company has deposits in banks that exceed Federal Deposit Insurance Corporation insurance limits. Management believes that credit risk related to these deposits is minimal.

Long-Lived Assets

    Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives are 30 to 40 years for buildings, 20 years for land improvements and 5 to 10 years for furniture, equipment and automobiles.

    Management contract rights are stated at cost and amortized on a straight-line basis over their respective contract lives. Accumulated amortization for management contract rights at December 31, 1998 and 1997, was $320,532 and $272,604, respectively. Goodwill is the excess purchase price over the fair value of the assets acquired in the Asset Purchase to the extent of the minority interest and is amortized over 30 years on a straight-line basis. Accumulated amortization for goodwill at December 31, 1998 and 1997, was $51,005 and $7,286, respectively.

    At each balance sheet date, the Company reviews the carrying value of its management contract rights, goodwill, and property and equipment to determine if facts and circumstances suggest that they may be impaired or that the amortization or depreciation period may need to be changed. The Company considers external factors relating to each asset, including contract changes, local market developments, and other publicly available information. If these external factors indicate the intangible assets or property and equipment will not be recoverable, the carrying value of the intangible assets or property and equipment will be analyzed and adjusted accordingly. During 1996, management contract rights of $44,755 were written off due to the termination of a certain contract that has been reflected as additional amortization expense. The Company does not believe there are any indicators that would require an adjustment to the carrying value of the management contract rights, goodwill or property and equipment or their remaining useful lives as of December 31, 1998.

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

    Prior to the Formation, Living, Quality, Development, Management 1 and Management 2 were S corporations and consequently, were not subject to income taxes. Thus, taxable income or loss is directly allocated to the individual stockholders. Upon Formation, these corporations converted from S corporations to C corporations. A deferred tax benefit of $41,085 was recorded in the consolidated statements of income upon conversion.

                        CAPITAL SENIOR LIVING CORPORATION

Revenue Recognition

    Resident and healthcare revenue is recognized at estimated net realizable amounts due from residents in the period to which the rental and other services are provided.

    Revenues from the Medicare and Medicaid programs accounted for 16% and 22% in 1998 and 1997, respectively, and less than 10% in 1996 of the Company's net revenues. One community is a provider of services under the Indiana Medicaid program. Accordingly, the community is entitled to reimbursement under the foregoing program at established rates that are lower than private pay rates. Patient service revenue for Medicaid patients is recorded at the reimbursement rates as the rates are set prospectively by the state upon the filing of an annual cost report. Two communities are providers of services under the Medicare program and are entitled to reimbursement under the foregoing programs in amounts determined based on the filing of an annual cost report prepared in accordance with federal regulations, which reports are subject to audit and retroactive adjustments in future periods. Revenue from the Medicare program is recorded at established rates and adjusted for differences between such rates and estimated amounts reimbursable from the program. Any differences between estimated and actual reimbursements are included in operations in the year of settlement, which have not been material. Under federal regulations, Medicare reimbursements to these facilities are limited to routine cost limits determined on a geographical region. The Company has filed exception reports to request reimbursement in excess of its routine cost limits for the years 1992 through 1997, as of December 31, 1998, and recorded revenue of approximately $43,000 in 1998, as a result of being granted exception requests for 1997 and approximately $346,000 in 1997, as a result of being granted exception requests for 1992 and 1994. There can be no assurance that an exception to a facility's routine cost limits will be granted. CSLC retained cost report exposure for cost years prior to the Offering.

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

    Management services revenue, resident and healthcare revenue and development fees are recognized when earned. Management services revenue relates to providing certain management and administrative support services under management contracts, which have terms expiring through 2002. Management services revenue is shown net of reimbursed expenses. The reimbursed expenses from affiliates were $11,031,136, $3,892,526 and $6,477,199, for the years ended December 31, 1998, 1997 and 1996, respectively. Reimbursed expenses from unaffiliated parties were $14,689,953, $8,941,343 and $2,600,529, for the years ended December 31, 1998, 1997 and 1996, respectively.

Credit Risk

    The Company's resident receivables are generally due within 30 days and development fee receivables are due at completion of construction, which is generally one year. The Company does not require collateral. Credit losses have been within management's expectations, and management believes that the allowance for doubtful accounts adequately provides for any expected losses.

Advertising

    Advertising expenses are expensed as incurred. Advertising expenses for the years ended December 31, 1998, 1997 and 1996 were $243,720, $336,738 and
$210,028, respectively.

                        CAPITAL SENIOR LIVING CORPORATION

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

Stock-Based Compensation

    The Company has elected to follow the intrinsic value method in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. In accordance with APB 25, since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has adopted the disclosure-only provisions for the fair value method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FASB 123").

Segment Information

    Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise". Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of enterprise-wide information.

    The Company evaluates the performance and allocates resources of its senior living facilities based on current operations and market assessments on a property-by-property basis. The Company does not have a concentration of operations geographically or by product or service as its management functions are integrated at the property level.

    Affiliated development fees in the accompanying statements of income represents development fees earned from the Triad partnerships.


Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

    Certain prior year amounts have been reclassified to conform to 1998 presentation.

                        CAPITAL SENIOR LIVING CORPORATION

3.  TRANSACTIONS WITH AFFILIATES

    Effective April 1, 1998, the Company obtained a 19% limited partnership interest in Triad Senior Living I, L.P. ("Triad I") for $330,243 in cash. The Company is accounting for this investment under the equity method of accounting based on the provisions of the Triad I partnership agreement. The Company is developing senior living communities for Triad I. Additionally, the Company loaned money to Triad I pursuant to an unsecured loan facility not to exceed $10,000,000. The principal is due March 12, 2003. The first draw under this loan facility was made on March 12, 1998. Interest is due quarterly at 8% per annum. This loan may be prepaid without penalty. At December 31, 1998, $9,635,799 has been advanced to Triad I under this loan facility. The Company has deferred interest income and development fees from Triad I of $67,253 and $222,550, respectively, as of December 31, 1998.

    Effective September 23, 1998, the Company obtained a 19% limited partnership interest in Triad Senior Living II, L.P. ("Triad II") for $74,100 in cash. The Company is accounting for this investment under the equity method of accounting based on the provisions of the Triad II partnership agreement. The Company is developing senior living communities for Triad II. Additionally, the Company loaned money to Triad II pursuant to an unsecured loan facility not to exceed $7,000,000, which was increased to $10,000,000 on January 15, 1999. The principal is due September 25, 2003. The first draw under this loan facility was made on September 25, 1998. Interest is due quarterly at 10.5% per annum. This loan may be prepaid without penalty. At December 31, 1998, $932,201 has been advanced to Triad II under this loan facility. The Company has deferred interest income and development fees from Triad II of $3,149 and $94,913 respectively, as of December 31, 1998.

    Effective November 10, 1998, the Company obtained a 19% limited partnership interest in Triad Senior Living III, L.P. ("Triad III") for $142,500 in cash. The Company is accounting for this investment under the equity method of accounting based on the provisions of the Triad III partnership agreement. The Company is developing senior living communities for Triad III. Additionally, the Company loaned money to Triad III pursuant to an unsecured loan facility not to exceed $10,000,000. The principal is due February 8, 2004. The first draw under this loan facility will be made, subsequent to December 31, 1998, on February 8, 1999. Interest is due quarterly at 10.5% per annum. This loan may be prepaid without penalty. At December 31, 1998, no monies have been advanced to Triad III under this loan facility. The Company has deferred development fees from Triad III of $162,532 as of December 31, 1998.

    Effective December 22, 1998, the Company obtained a 19% limited partnership interest in Triad Senior Living IV, L.P. ("Triad IV") for $142,500 in cash. The Company is accounting for this investment under the equity method of accounting based on the provisions of the Triad IV partnership agreement. The Company is developing senior living communities for Triad IV. Additionally, the Company loaned money to Triad IV pursuant to an unsecured loan facility not to exceed $10,000,000. The principal is due December 30, 2003. The first draw under this loan facility was made on December 30, 1998. Interest is due quarterly at 10.5% per annum. This loan may be prepaid without penalty. At December 31, 1998, $1,160,162 has been advanced to Triad IV under this loan facility. The Company has deferred interest income and development fees from Triad IV of $129 and $237,558, respectively as of December 31, 1998.

    The Company has options to purchase properties from the above Triad partnerships at fair value. The Company also can purchase the partnership interests of the non-Company partners for an amount equal to the amount such party paid for its interest, plus noncompounded interest of 12% per annum. The Company provides a guarantee of its subsidiaries' completing of construction guarantee and operating deficit agreement. The Company has no commitments or obligations to acquire any properties or additional partnership interests. Also, the Company has no commitments relating to any of the secured loan facilities of any of the above Triad partnerships.

                        CAPITAL SENIOR LIVING CORPORATION

4.  ACQUISITIONS

    On September 30, 1998, the Company acquired four senior living communities from NHP for $40,683,281 by entering into a $32,300,000 mortgage loan agreement with Lehman Brothers Holdings, Inc. ("Lehman"), a cash payment of $8,246,007 and assuming net liabilities of $137,274. The acquisition was accounted for as a purchase. The Company's preliminary purchase price allocation was based on independent valuations from third party valuation firms.

    On October 28, 1998, the Company acquired a senior living community from Tesson Heights Enterprises, a Texas limited partnership, for $23,051,786, by borrowing $15,400,000 pursuant to the existing mortgage loan agreement with Lehman and $7,376,632 under an existing line of credit and assuming $275,154 of net liabilities. The Company also acquired a senior living community from Gramercy Hill Enterprises, a Texas limited partnership, for $11,036,655, by assuming a $6,334,660 note, along with borrowing $1,980,000 from WMF Washington Mortgage Corp. ("WMF") on a second lien basis and $2,425,798 under an existing line of credit and assuming net liabilities of $296,197. The acquisitions were accounted for as a purchase. The Company's preliminary purchase price allocations were based on independent valuations from third party valuation firms.

    The results of operations for the above acquisitions are included in the Company's statement of income from the date of acquisition.

    Pro forma results of operations as if the NHP, Tesson Heights and Gramercy Hill acquisitions had occurred on January 1, 1997 are as follows:


                                                                                 YEAR ENDED DECEMBER 31,
                                                                            -----------------------------------
                                                                                 1998                1997
                                                                            ----------------    ---------------
Total revenues........................................................          $56,559,920        $47,082,786
Net income............................................................           11,518,250            946,143
Net income per share..................................................          $      0.58        $      0.08
Shares used in computing pro forma net income per share...............           19,717,347         11,150,087


    The unaudited pro forma consolidated amounts are presented for informational purposes only and do not necessarily reflect the financial position or results of operations of the Company which would have actually resulted had the acquisitions occurred on January 1, 1997.

                        CAPITAL SENIOR LIVING CORPORATION

5. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                   DECEMBER 31,
                                           ---------------------------
                                               1998           1997
                                           ------------   ------------

Land ...................................   $ 10,641,671   $  2,777,087
Land improvements ......................          6,400          3,906
Buildings and building improvements ....    119,759,970     47,562,214
Furniture and equipment ................      4,685,174      2,387,485
Automobiles ............................         73,890           --
Construction in process ................         71,611      2,049,574
                                           ------------   ------------
                                            135,238,716     54,780,266
Less accumulated depreciation ..........     16,294,763     13,659,818
                                           ------------   ------------
Property and equipment, net ............   $118,943,953   $ 41,120,448
                                           ============   ============

    On November 24, 1998, the Company sold land on one of its properties for $738,385. This sale resulted in a $415,847 gain and net cash proceeds of $664,984. On December 7, 1998, the Company sold land on another one of its properties for $12,662. This sale resulted in the recognition of a $8,545 gain and net cash proceeds of $11,052.

    The Company capitalized $348,626 of interest as part of building and building improvements during 1998.

6. ACCRUED EXPENSES

    Accrued expenses consists of the following:

                                                                                              DECEMBER 31,
                                                                                     --------------------------------
                                                                                         1998              1997
                                                                                     -------------     --------------
     Accrued salaries, bonuses and related expenses.............................       $   847,722       $   432,249
     Accrued property taxes.....................................................           538,697           493,796
     Other......................................................................           845,476           333,365
                                                                                     -------------     --------------
                                                                                        $2,231,895        $1,259,410
                                                                                     =============     ==============



7. NOTES PAYABLE AND LINE OF CREDIT

    Notes payable consists of the following:

                                                                                          DECEMBER 31,
                                                                                    -------------------------
                                                                                        1998          1997
                                                                                    -----------   -----------
     Lehman $60 million mortgage loan, bearing interest at prime or LIBOR plus
       1.875% (6.95% at December 31, 1998); payable in monthly installments of interest only, maturing on October 1, 1999, secured by the certain
       properties of NHPCT ......................................................   $47,700,000   $      --
      installments of principal and interest of $48,089,
      maturing on January 2008 secured by a certain property of  Gramercy .......     6,312,032          --
    WMF second mortgage loan, bearing interest at 7.08%; payable in monthly installments of principal and interest of $14,095,
      maturing on January 2010 secured by a certain property of Gramercy ........     1,975,159          --
    HCP mortgage loans, bearing interest ranging from
      6.2% to 10.75%; payable in monthly installments of $99,212 including interest, maturing from 2001 to 2012
      Secured by certain properties of HCP ......................................     6,128,656     6,677,431
                                                                                    -----------   -----------
                                                                                     62,115,847     6,677,431
Less current portion ............................................................    48,419,050       932,664
                                                                                    -----------   -----------
                                                                                    $13,696,797   $ 5,744,767
                                                                                    ===========   ===========

                        CAPITAL SENIOR LIVING CORPORATION

    The aggregate maturities of notes payable at December 31, 1998, are as follows:


        1999                                                    $48,419,050
        2000                                                        675,909
        2001                                                        561,856
        2002                                                        414,654
        2003                                                        455,512
        Thereafter                                               11,588,866
                                                                -----------
                                                                $62,115,847
                                                                ===========


    In connection with obtaining the Lehman and other 1998 mortgage loans, the Company incurred $569,896 in deferred financing charges, which are amortized over the life of the loans using the straight-line method. Accumulated amortization was $123,727 at December 31, 1998.

    On December 10, 1997, the Company entered into a $20 million revolving line of credit with a bank that expires December 10, 2000. Subsequent to December 31, 1998, the Company received a commitment to increase its line of credit to $34 million. Borrowings under the line of credit are secured by three senior living communities and bear interest at the prime rate or LIBOR plus 1.7% (7.33% and 7.42% at December 31, 1998 and 1997, respectively). The line of credit may be used for acquisition of additional interests in HCP and NHP, acquisition of additional properties, development of expansions to existing properties and general working capital purposes. Amounts outstanding under the line of credit at December 31, 1998 and 1997, were $18,974,186 and $1,830,130, respectively. In connection with obtaining the line of credit, the Company incurred $6,847 and $111,533 in 1998 and 1997, respectively, in deferred financing charges, which are amortized over the life of the line of credit. Accumulated amortization was $41,066 and $3,098 at December 31, 1998 and 1997, respectively.

    Under the line of credit, the Company must maintain certain levels of tangible net worth and comply with other restrictive covenants.

    On June 30, 1997, CSLC entered into a $77,000,000 mortgage loan agreement with Lehman Brothers Holdings, Inc., and pledged four senior living communities and its investments in HCP and NHP as collateral. Subsequent to June 30, 1997, $70,800,000 was advanced under this loan agreement; $5,500,000 was used to repay a mortgage loan and $64,500,000 was used to fund the liquidity requirement under the loan agreement through the purchase of three-month U.S. Treasury Securities. The U.S. Treasury Securities were sold under a repurchase agreement with a term equal to their maturity. The repurchase agreement was cancelled and the outstanding debt was assumed and repaid by the Corporation from the proceeds of the Offering. The U.S. Treasury Securities reverted to CSLC for use or disposition as determined by CSLC, and the Company has no interest in such securities.

                        CAPITAL SENIOR LIVING CORPORATION

    HCP leases four of its properties under a master lease. The rentals under the master lease provide additional security for two notes payable used to finance two of the master lease properties. These notes are due December 1, 2001.


8. EQUITY

    The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions, thereof. Such action may be taken by the Board without stockholder approval.

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

    During 1996, the Company issued 1,680,000 shares of $.01 par value common stock for $16,800 in cash. For financial reporting purposes, as the combined entities were under common control, the Company's common stock is presented as outstanding as of January 1, 1996.

    Common stock reserved for future issuance is 1,565,000 for stock options. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of Preferred Stock.

    Purchases of Beneficial Unit Certificates ("BUCs") of CSLC during 1997 and 1996 represent additional purchases by the Stockholders and are accounted for at the book value of the BUCs and as an addition to partners' capital and a reduction in minority interest. CSLC purchased 55,316 BUCs for $960,762 during 1997, at an average cost of $17.37 per unit. CSLC purchased 91,854 BUCs for $1,262,355 during 1996, at an average cost of $13.74 per unit.

    Net income (loss) of HCP is generally allocated 98% to the limited partners and 2% to the general partner. The net income of HCP from the disposition of a property is allocated: (i) to partners with deficit capital accounts on a pro rata basis; (ii) to limited partners until they have been paid an amount equal to the amount of their adjusted investment (as defined); (iii) to the limited partners until they have been allocated income equal to their 12% Liquidation Preference; and (iv) thereafter, 80% to the limited partners and 20% to the general partner. The net loss of HCP from the disposition of a property is allocated: (i) to partners with positive capital accounts on a pro rata basis and (ii) thereafter, 98% to the limited partners and 2% to the general partner. Distributions of available cash flow are generally distributed 98% to the limited partners and 2% to the general partner, until the limited partners have received an annual preferential distribution, as defined. Thereafter, available cash flow is distributed 90% to the limited partners and 10% to the general partner. During 1998, HCP repurchased $144,791 of its limited partnership interests. HCP made a $224,795 distribution in 1997 to minority partners.

9. STOCK OPTIONS

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

                        CAPITAL SENIOR LIVING CORPORATION

    A summary of the Company's stock option activity, and related information for the years ended December 31, 1998 and 1997, is presented below:

                                                              WEIGHTED AVERAGE
                                                  SHARES       EXERCISE PRICE
                                                ---------      --------------
Outstanding at January 1, 1997                       --               --
  Granted                                         776,250        $   13.50
  Exercised                                          --               --
  Forfeited                                          --               --
  Expired                                            --               --
                                                ---------        ---------
Outstanding at December 31, 1997                  776,250        $   13.50
  Granted                                            --
  Exercised                                          --               --
  Forfeited                                        76,750            13.50
  Expired                                            --               --
                                                ---------        ---------
Outstanding at December 31, 1998                  699,500        $   13.50
                                                =========        =========
Exercisable at December 31, 1998                  258,010        $   13.50
                                                =========        =========
Exercisable at December 31, 1997                  121,500        $   13.50
                                                =========        =========


    The weighted average remaining contractual life of the options at December 31, 1998 and 1997, is approximately 8.8 years and 9.8 years, respectively. Unoptioned shares available for the granting of options at December 31, 1998 and 1997 was 865,500 and 788,750, respectively.

    The average daily price of the stock during 1998 and 1997 subsequent to the Offering was $11.73 and $13.04, respectively, per share, and therefore, the options are considered anti-dilutive for the calculation of diluted net income per share.

    Pro forma information regarding net income per share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 5.7 percent; dividend yield of zero percent; expected lives of seven years; and volatility of 70.1 percent. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods.

                        CAPITAL SENIOR LIVING CORPORATION

                                           --------------        --------------
                                                1998                  1997
                                           --------------        --------------
Net income
  As reported .....................        $   11,957,000        $    3,681,000
  Pro forma .......................            10,848,000             2,787,000

Net income per share
  As reported .....................        $         0.61        $         0.33
  Pro forma .......................                  0.55                  0.25



10. INCOME TAXES


    The provision for income taxes consists of the following:


                                               YEAR ENDED DECEMBER 31,
                                 ---------------------------------------------------
                                     1998                1997                1996
                                 -----------         -----------         -----------
Current:
   Federal ..............        $ 6,308,319         $   730,184         $      --
   State ................          1,463,930             101,498                --
Deferred:
   Federal ..............           (240,635)            (39,404)               --
   State ................            (55,843)                246                --
                                 -----------         -----------         -----------
                                 $ 7,475,771         $   792,524         $      --
                                 ===========         ===========         ===========


    The provision for income taxes differed from the amounts computed by applying the U.S. federal income tax rate to income before provision for income taxes as a result of the following:


                                                                             YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------------------
                                                                    1998                1997              1996
                                                               ----------------    ---------------    --------------
Tax expense at federal statutory rates................          $6,606,992          $1,521,053                --
Tax expense at federal statutory rates on income earned
   prior to Formation and Asset Purchase .................             --             (831,026)               --
State income tax expense..................................       1,420,503             101,744                --
Conversion of S corporations to C corporation status .....             --              (41,085)               --
Other.....................................................        (551,724)             41,838                --
                                                                ----------         -----------        -----------
                                                                $7,475,771         $   792,524        $       --
                                                                ==========         ===========        ===========




    A summary of the Company's deferred tax assets and liabilities, are as follows:


                                                                                          DECEMBER 31,
                                                                                 ------------------------------
                                                                                    1998               1997
                                                                                 -----------        -----------
Deferred tax assets:
   Tax basis in excess of book basis arising from the Asset Purchase ....        $ 9,644,505        $10,060,119
   Other ................................................................          1,113,530            128,000
                                                                                 -----------        -----------
   Total deferred tax assets ............................................         10,758,035         10,188,119
Deferred tax liabilities ................................................            362,280             88,842
                                                                                 -----------        -----------
   Total deferred tax assets, net .......................................        $10,395,755        $10,099,277
                                                                                 ===========        ===========

                        CAPITAL SENIOR LIVING CORPORATION

11. RELATED PARTY TRANSACTIONS

    Certain administrative and occupancy costs were incurred by an affiliate on behalf of the Company. Total costs allocated to the Company were $0, $679,423 and $552,586 for the years ended December 31, 1998, 1997 and 1996, respectively.

    Prior to the Offering, the Company paid premiums to a related party for employee medical coverage. The related party insured the Company for any claims exceeding the premiums paid. Accordingly, no amounts have been accrued at December 31, 1997, for claims incurred prior to the Offering but unpaid.

    The Company manages properties for a third party, in which an officer of the Company was also a director of the third-party companies until July 1, 1998. Management fees received for the period ended June 30, 1998 and for the years ended December 31, 1997 and 1996 were $987,840, $1,589,703 and $657,260, respectively.

    Upon sale of the four NHP properties on September 30, 1998, an affiliate received a $1,219,500 brokerage fee.

    Upon sale of the four CSLC properties in November 1997, an affiliate received a $4,597,080 brokerage fee.

    In October 1997, HCP paid an affiliate a refinancing fee of $13,245.

    Upon sale of certain multi-family properties in November 1996, an affiliate received a $79,883 brokerage fee.

    An officer of the Company is chairman of the board of a bank where the Company holds the majority of its operating cash accounts.

12. CONTINGENCIES

    On August 11, 1998, the Company executed a settlement agreement with Angeles Housing Concepts, Inc. ("AHC") and ILM I Lease Corporation and ILM II Lease Corporation (collectively, "ILM Lease") resolving all claims among the parties relating to a lawsuit filed by AHC against the Company alleging interference with AHC's management agreements with ILM (the "Settlement Agreement") and calling for a dismissal with prejudice of this lawsuit. The Settlement Agreement did not involve any payment of damages to AHC or any other party by the Company.

    On or about October 23, 1998, Robert Lewis filed a putative class action complaint on behalf of certain holders of Assignee Interests in NHP in the Delaware Court of Chancery against NHP, the Company, Capital Senior Living Properties 2-NHPCT, Inc. and Capital Realty Group Senior Housing, Inc. (collectively, the "Defendants"). Mr. Lewis purchased 90 Assignee Interests in February 1993 for $180. The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the NHP Partnership Agreement in connection with the sale of four properties by NHP to Capital Senior Living Properties 2-NHPCT, Inc. The complaint seeks, among other relief, rescission of the sale of these properties and unspecified damages. The Company believes the complaint is without merit and intends to vigorously defend itself in this action.

    On February 12, 1999 a competitor of the Company, Holiday Retirement Corporation ("Holiday"), as well as Colson & Colson Construction Company and their architects, Curry Brandaw Architects, filed suit against the Company in U.S. District Court in Dallas. The complaint alleges, among other claims, that the Company

                        CAPITAL SENIOR LIVING CORPORATION
infringed the copyrighted architectural plans and trade dress of Holiday on at least three of the Company's communities. The communities using this Waterford prototype design are owned by Triad I, in which the Company is a 19% limited partner and provides development services under a third party development agreement. The plaintiffs are additionally seeking a preliminary and permanent injunction to bar further use of their allegedly copyrighted architectural plans and trade dress as well as damages, including punitive damages. The defense of this suit has been turned over to the Company's insurer for handling. The Company vigorously denies the allegations mentioned in the lawsuit and has filed an answer and counterclaim.

     The Company has pending claims incurred in the normal course of business that, in the opinion of management, based on the advice of legal counsel, will not have a material effect on the financial statements of the Company.


13. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of financial instruments at December 31, 1998 and 1997 are as follows:

                                                              1998                                   1997
                                                ----------------------------------    -----------------------------------
                                                   CARRYING                              CARRYING
                                                    AMOUNT           FAIR VALUE           AMOUNT            FAIR VALUE
                                                ---------------    ---------------    ---------------     ---------------

Cash and cash equivalents..................      $35,827,270        $35,827,270         $48,125,225         $48,125,225
Line of credit.............................       18,974,186         18,974,186           1,830,130           1,830,130
Notes payable..............................       62,115,845         62,115,845           6,677,431           6,611,128


    The following methods and assumptions were used in estimating its fair value disclosures for financial instruments:

    Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate fair value.

    Line of credit and notes payable: The fair value of notes payable is estimated using discounted cash flow analysis, based on current incremental borrowing rates for similar types of borrowing arrangements.


14. INVESTMENTS IN LIMITED PARTNERSHIPS

The investments in limited partnerships balance consists of the following:


                                                          DECEMBER 31,
                                                ------------------------------
                                                    1998               1997
                                                -----------        -----------
NHP pension notes ......................        $12,646,471        $13,740,576
NHP limited partnership interests.......              1,708              1,364
Triad I limited partner interest .......            330,243               --
Triad II limited partner interest ......             74,100               --
Triad III limited partner interest .....            142,500               --
Triad IV limited partner interest ......            142,500               --
                                                -----------        -----------
                                                $13,337,522        $13,741,940
                                                ===========        ===========

                        CAPITAL SENIOR LIVING CORPORATION

HCP:

    During 1998, 1997 and 1996, the Company paid $101,072, $5,604,944 and
$3,200,686, respectively, for partnership interests in HCP and, as of December 31, 1998 and 1997, the Company owned a 57% and 56% ownership in HCP, respectively.

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

    In the second quarter of 1996, CSLC purchased a 9.36% limited partnership interest in HCP from an affiliate. CSLC paid $1,269,077 to the affiliate, who recognized a gain of $878,592 on the transaction. As a result of this purchase, the Company exceeded a 20% ownership in HCP and changed its method of accounting from the cost method to the equity method. The change resulted in recognizing $3,519,315 of deferred income for the difference between cost and the underlying equity in HCP, which was being amortized over 20 years. At the Offering date, the unamortized deferred income was eliminated as a result of applying the purchase method of accounting for CSLC's acquisition of HCP limited partnership units. At the Offering date, the allocation of purchase price to the assets and liabilities of HCP was based on independent valuation information from third party valuation firms.

    Summary financial information regarding the results of operations of HCP for fiscal 1996 is as follows:

        Net revenue..........................................................            $7,560,104
        Net income...........................................................             1,637,343


NHP:

    The Company acquired, on November 1, 1997, the NHP Notes owned by CSLC in the Formation Transactions for $18,664,128. The NHP Notes bear simple interest at 13% per annum and mature on December 31, 2001. Interest is currently paid quarterly at a rate of 7%, with the remaining 6% interest deferred. Beginning November 1, 1997 through September 30, 1998, the Company has been recording interest income at 10.5% of the purchase price paid, which was determined based on the discounted amount of principal and interest payments to be made following the maturity date (December 31, 2001) of the NHP Notes (using a six-month lag between maturity and full repayment), due to uncertainties regarding the ultimate realization of the accrued interest. On September 30, 1998, the Company purchased four properties from NHP. NHP is in turn redeeming $7,500,000 of the Company's investment in the NHP Notes and is distributing approximately $5,300,000 of deferred interest not previously paid on such notes. From October 1, 1998 through December 31, 1998, the Company reevaluated its investment in the NHP Notes, and is recording additional income, after giving consideration to current payment of interest, partial redemption of the NHP Notes with accrued interest and the estimated residual value in NHP. This change in estimate resulted in $579,278 of additional income in 1998 ($0.03 net income per share impact), and is expected to

                        CAPITAL SENIOR LIVING CORPORATION
increase income by approximately $3,000,000, $2,400,000 and $2,300,000 in 1999,
2000 and 2001 (NHP Notes redemption is December 31, 2001), respectively.

    During 1998 and 1996, the Company paid $344 and $1,364, respectively, increasing the ownership of limited partnership units in NHP to 3.9% from 3.1%. Subsequent to year-end and through February 5, 1999, the Company disbursed $13,500 for an additional investment in NHP Notes and $378 for an additional investment in NHP units. These purchases bring the Company's ownership of NHP Notes to 33.1% and the ownership of NHP units to 4.8%. The Company classifies its investment in NHP Notes as held to maturity.

    Summary financial information regarding the financial position and results of operations of NHP as of December 31 and for the years then ended is as follows:

                                                                      DECEMBER 31,
                                                          ---------------------------------
                                                              1998                 1997
                                                          ------------         ------------
Cash .............................................        $  5,821,300         $  4,495,733
Property and equipment, net ......................          18,849,354           49,490,473
Other assets .....................................             592,146            1,599,634
                                                          ------------         ------------
     Total assets ................................        $ 25,262,800         $ 55,585,840
                                                          ============         ============

Pension notes ....................................        $ 20,157,826         $ 42,672,000
Interest payable .................................          13,142,864           23,730,407
Other liabilities ................................             633,817            1,203,421
Partnership deficit ..............................          (8,671,707)         (12,019,988)
                                                          ------------         ------------
Total liabilities and partnership deficit ........        $ 25,262,800         $ 55,585,840
                                                          ============         ============




                                                   YEAR ENDED DECEMBER 31,
                                      -----------------------------------------------------
                                          1998                1997                1996
                                      ------------        ------------         ------------
Net revenue ..................        $ 13,746,088        $ 15,548,138         $ 14,488,099
Net income (loss) ............           3,409,569          (3,522,917)          (3,574,668)



15. ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The components of the allowance for doubtful accounts are as follows:

                                                                               DECEMBER 31,
                                                               -----------------------------------------------
                                                                  1998              1997               1996
                                                               ----------        ----------         ----------

Balance at beginning of year ..........................        $  301,042        $  164,822         $  141,452
   Provision for bad debts ............................           500,000            43,254             22,312
   Write-offs and other ...............................              --             (17,474)             1,058
   Allowances not assumed in Asset Purchase ...........              --            (145,602)              --
   Allowance arising from consolidation of HCP ........              --             256,042               --
                                                               ----------        ----------         ----------
Balance at end of year ................................        $  801,042        $  301,042         $  164,822
                                                               ==========        ==========         ==========

                        CAPITAL SENIOR LIVING CORPORATION

16. LEASES

    The Company leases its corporate headquarters under an operating lease expiring in 2002. Additionally, the senior living communities have entered into various contracts for services for duration of 5 years or less and are on a fee basis as services are rendered. Rent expense under these leases was $266,590 and $188,986 for 1998 and 1997, respectively. Future commitments are as follows:

              1999                                       $   293,023
              2000                                           296,959
              2001                                           303,207
              2002                                           185,931
                                                         -----------
                                                          $1,079,120
                                                         ===========


    HCP leases its property and equipment to tenants under noncancelable operating leases. The lease terms range from 9 to 12 years with options to renew for additional five-year terms and options to purchase the leased property at the current fair market value at the end of the initial lease term. The leases generally provide for contingent rentals based on the performance of the property. Contingent rentals aggregated $310,275 and $271,340 in 1998 and 1997, respectively.

    Minimum rentals for the next two years for the HCP leases are $3,971,328 per year, subject to change based on changes in interest rates. Minimum rentals are $3,761,262 and $2,858,619 for the years 2000 and 2001. There are no minimum rentals thereafter. Property and improvements less accumulated depreciation attributable to such rentals amounted to $18,329,061 and $19,339,886 at December 31, 1998 and 1997, respectively.

    Four of HCP's senior living communities are subject to a master lease with a single operator, Rebound, Inc., a subsidiary of HealthSouth Corporation ("HealthSouth"). This master lease, as amended, contains a nine-year renewal option and provides for contingent rentals equal to 4% of the revenue differential, as defined, effective January 30, 1997. As of December 31, 1998 and 1997, no contingent rentals have been accrued on the master lease. Prior to February 28, 1997, HealthSouth closed two of the four communities under the master lease. Despite these closures, HealthSouth has continued making its full lease payments under the terms of the master lease.


17. OFFICERS' SALARIES AND BONUS

    General and administrative expense includes officers' salaries and bonuses of $670,000, $3,342,360 and $3,371,887 for the years ended December 31, 1998,
1997 and 1996, respectively. Compensation of the Stockholders and Cohen, all officers of the Company, are based on their respective employment agreements since October 1, 1997.


18. PRO FORMA INCOME TAXES (UNAUDITED)

    The income taxes on earnings of the S corporations and partnerships for fiscal 1996 and for the period from January 1, 1997 through October 31, 1997, are the responsibility of the Stockholders and partners. The pro forma adjustments reflected on the statements of income assume these S corporations and partnerships were subject to income taxes. Pro forma income tax expense has been calculated using statutory federal and state tax rates, estimated at 39.5%.

19. PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)

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


                                                                             YEAR ENDED DECEMBER 31,
                                                                         ------------------------------
                                                                            1997               1996
                                                                         -----------        -----------
Total revenues ..................................................        $30,709,882        $26,504,461
Net income ......................................................          4,991,288          3,396,742
Net income per share ............................................        $      0.25        $      0.17
Shares used in computing pro forma net income per share .........         19,717,347         19,717,347



20.  SUBSEQUENT EVENT

    On February 7, 1999, the Company entered into definitive Agreements and Plans of Merger with ILM Senior Living, Inc. and ILM II Senior Living, Inc. for a combined transaction value of approximately $174 million, which includes approximately $4 million of net liabilities. The primary assets of ILM Senior Living, Inc. and ILM II Senior Living, Inc. collectively are 13 senior living communities that have been managed by the Company under management agreements since 1996. Under the two merger agreements, both ILM Senior Living, Inc. and ILM II Senior Living, Inc. would separately merge with and into a wholly owned direct subsidiary of the Company with the aggregate issued and outstanding shares of ILM Senior Living, Inc. and ILM II Senior Living, Inc. common stock eligible to receive 65% of the merger consideration in cash (approximately $110.5 million) and 35% in 8% convertible trust preferred securities (with a liquidation value of approximately $59.5 million). Both mergers have been approved by the boards of directors of each company and each transaction requires the approval of the applicable shareholders of either ILM Senior Living, Inc. or ILM II Senior Living, Inc. The mergers also are subject to certain other customary conditions, including regulatory approvals and are expected to be completed during the second half of 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1999.


                                   CAPITAL SENIOR LIVING CORPORATION


                                   By: /s/ LAWRENCE A. COHEN
                                       ---------------------------------------
                                            Lawrence A. Cohen
                                            Vice Chairman of the Board and
                                            acting Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature to this report appears below hereby appoints Lawrence A. Cohen and James A. Stroud and each of them, any one of whom may act without the joinder of the other, as his or her attorney-in-fact to sign on his behalf, individually and in each capacity stated below, and to file all amendments to this report, which amendment or amendments may make such changes in and additions to the report as any such attorney-in-fact may deem necessary or appropriate.

        Signature                                     Title                                         Date
        ---------                                     -----                                         ----

/s/ JEFFREY L. BECK                         Co-Chairman of the Board                           March 29, 1999
-------------------------------------
Jeffrey L. Beck

/s/ JAMES A. STROUD                         Co-Chairman of the Board and                       March 29, 1999
-------------------------------------       Chairman, Chief Operating
James A. Stroud                             Officer and Secretary


/s/ LAWRENCE A. COHEN                       Vice Chairman of the Board and                     March 29, 1999
-------------------------------------       acting Chief Executive Officer
Lawrence A. Cohen                           and Chief Financial Officer
                                            (Principal Executive, Financial
                                            and Accounting Officer)


/s/ GORDON I. GOLDSTEIN                     DIRECTOR                                           March 29, 1999
-------------------------------------
Dr. Gordon I. Goldstein

/s/ J. FRANK MILLER, III                    Director                                           March 29, 1999
-------------------------------------
J. Frank Miller, III

/s/ JAMES A. MOORE                          Director                                           March 29, 1999
-------------------------------------
James A. Moore

/s/ VICTOR W. NEE                           Director                                           March 29, 1999
-------------------------------------
Dr. Victor W. Nee

                                INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

 Exhibit
 Number                            Description
 ------                            -----------

*3.1      --   Amended and Restated Certificate of Incorporation of the
               Registrant

*3.2      --   Amended and Restated Bylaws of the Registrant

*10.1     --   Asset Purchase Agreement, dated as of July 8, 1997, by and between Capital Senior Living Communities, L.P. and Capital
               Senior Living Corporation

*10.2     --   Contribution Agreement, dated as of August 1, 1997, by and among Capital Senior Living Corporation, Jeffrey L. Beck, James
               A. Stroud, Senior Living Trust, and Lawrence A. Cohen

*10.3     --   Stock Purchase and Stockholders' Agreement, dated as of
               November 1, 1996, by and among Capital Senior Living Corporation,
               Jeffrey L. Beck, Senior Living Trust, and Lawrence Cohen

*10.4     --   Amended and Restated Exchange Agreement, dated as of June 30,
               1997, by and between Lawrence A. Cohen and Jeffrey L. Beck

*10.5     --   Amended and Restated Exchange Agreement, dated as of June 30,
               1997, by and among Lawrence A. Cohen and James A. Stroud

+*10.6    --   1997 Omnibus Stock and Incentive Plan

*10.7     --   Senior Living Agreement, by and between Capital Senior Living,
               Inc. and New World Development (China) Limited

*10.8     --   Amended and Restated Loan Agreement, dated as of June 30,
               1997, by and between Lehman Brothers Holdings Inc., d/b/a/ Lehman
               Capital, A Division of Lehman Brothers Holdings Inc., and Capital
               Senior Living Communities, L.P.

+*10.9    --   Amended and Restated Employment Agreement, dated as of May 7,
               1997, by and between Capital Senior Living, Inc. and Jeffrey L.
               Beck

+*10.10   --   Amended and Restated Employment Agreement, dated as of May 7,
               1997, by and between Capital Senior Living, Inc. and James A.
               Stroud

+*10.11   --   Employment Agreement, dated as of November 1, 1996, by and between Capital Senior Living Corporation and Lawrence A. Cohen

+*10.12   --   Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and David R. Brickman

+*10.13   --   Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and Keith N. Johannessen

*10.14    --   Engagement Letter, dated as of June 30, 1997, by and between
               Lehman Brothers Holdings Inc. D/B/A Lehman Capital, A Division of
               Lehman Brothers Holdings Inc. and Capital Senior Living
               Corporation

*10.15    --   Lease Agreement, dated as of June 1, 1997, by and between G&L
               Gardens, LLC, as lessor, and Capital Senior Management 1, Inc., as lessee

*10.16    --   Pre-Opening Consulting Agreement, dated as of June 16, 1997, by and between The Emmaus Calling, Inc., as owner, and Capital
               Senior Management 1, Inc., as consultant

*10.17    --   Management Agreement, dated as of February 1, 1995, by and between Capital Senior Living Communities, L.P., as owner, and
               Capital Senior Living, Inc., as manager, regarding Canton Regency
               Retirement Community, in Canton, Ohio

*10.18    --   Management Agreement, dated as of February 1, 1995, by and between Capital Senior Living Communities, L.P., as owner, and
               Capital Senior Living, Inc., as manager, regarding Cottonwood
               Village, in Cottonwood, Arizona

*10.19    --   Management Agreement, dated as of February 1, 1995, by and between Capital Senior Living Communities, L.P., as owner, and
               Capital Senior Living, Inc., as manager, regarding The Harrison
               At Eagle Valley, in Indianapolis, Indiana

*10.20    --   Management Agreement, dated as of February 1, 1995, by and between Capital Senior Living Communities, L.P., as owner and
               Capital Senior Living, Inc., as manager, regarding Towne Centre, in Merrillville, Indiana

*10.21    --   Management Agreement, dated as of August 1, 1996, by and
               between Capital Senior Living, Inc., as manager, and Cambridge
               Nursing Home Limited Liability Company, as lessee

*10.22    --   Management Agreement, dated as of April 1, 1996, by and
               between Buckner Retirement Services, Inc. and Capital Senior
               Management 1, Inc.

*10.23    --   Management Agreement, dated as of May 23, 1997, by and between
               The Emmaus Calling, Inc., as owner, and Capital Senior Management
               1, Inc., as manager

*10.24    --   Property Management Agreement, dated as of February 1, 1995, by and between NHP Retirement Housing Partners I Limited
               Partnership, as owner, and Capital Senior Living, Inc., as agent

*10.25    --   Management Agreement, dated as of April 1, 1997, by and
               between Buckner Retirement Services, Inc. and Capital Senior
               Management 1, Inc.

*10.26    --   Management Agreement, dated as of November 30, 1992, by and between Capital Realty Group Senior Housing, Inc. d/b/a Capital
               Senior Living, Inc., as manager, and Jacques- Miller Healthcare
               Properties, L.P., as owner

*10.27    --   Management Agreement, dated as of July 29, 1996, by and
               between ILM I Lease Corporation, as owner, and Capital Senior
               Management 2, Inc., as manager, and Capital Senior Living, Inc., as guarantor

*10.28    --   Management Agreement, dated as of July 29, 1996, by and
               between ILM II Lease Corporation, as owner, and Capital Senior
               Management 2, Inc., as manager, and Capital Senior Living, Inc., as guarantor

*10.29    --   Development Agreement, by and between Capital Senior
               Development, Inc., as developer, and Tri Point Communities, L.P., as owner

*10.30    --   Development and Turnkey Services Agreement, dated as of
               September 1, 1997, by and between Capital Senior Development
               Corporation and Tri-Point Communities, L.P.

*10.31    --   Management Agreement, by and between Tri Point Communities,
               L.P., as owner, and Capital Senior Living, Inc.

(a)10.32  --   Amended and Restated Loan Agreement, dated as of December 10,
               1997, by and between Bank One, Texas, N.A. and Capital Senior
               Living Properties, Inc.

(a)10.33  --   Alliance Agreement, dated as of December 10, 1997, by and
               between LCOR Incorporated and Capital Senior Living Corporation

(a)10.34  --   Development Agreement, dated as of December 10, 1997, by and between Capital Senior Development, Inc. and Tri Point
               Communities, L.P., regarding senior living community in San
               Antonio, Texas

(a)10.35  --   Development Agreement, dated as of February 3, 1998, by and between Capital Senior Development, Inc. and Tri Point
               Communities, L.P., regarding senior living community in
               Shreveport, Louisiana

(a)10.36  --   Management Agreement, dated as of December 23, 1997, by and between Tri Point Communities, L.P. and Capital Senior Living,
               Inc., regarding senior living community in San Antonio, Texas

(a)10.37  --   Management Agreement, dated as of February 3, 1998, by and between Tri Point Communities, L.P. and Capital Senior Living,
               Inc., regarding senior living community in Shreveport, Louisiana

(b)10.38  --   Draw Promissory Note, dated April 1, 1998, of Triad Senior
               Living I, L.P. in favor of Capital Senior Living Properties, Inc.

(c)10.39  --   Draw Promissory Note, dated September 24, 1998, of Triad
               Senior Living II, L.P., in favor of Capital Senior Living
               Properties, Inc. (Exhibit 10.1)

(d)10.40  --   Asset Purchase Agreement, dated as of July 24, 1998, by and between Capital Senior Living Properties, Inc. and NHP Retirement
               Housing Partners I Limited Partnership (Exhibit 2.1)

(d)10.41  --   Assignment and Amendment to Asset Purchase Agreement,
               effective as of September 29, 1998, by and among NHP Retirement
               Housing Partners I Limited Partnership, Capital Senior Living
               Properties, Inc., and Capital Senior Living Properties 2 - NHPCT,
               Inc. (Exhibit 2.2)

(d)10.42  --   Loan Agreement, dated as of September 30, 1998, by and between
               Capital Senior Living Properties 2 - NHPCT, Inc. and Lehman
               Brothers Holdings Inc. d/b/a Lehman Capital, a division of Lehman
               Brothers Holdings Inc. (Exhibit 2.3)

(e)10.43  --   Asset Purchase Agreement, dated as of July 28, 1998, by and between Capital Senior Living Properties, Inc. and Gramercy Hill
               Enterprises (Exhibit 2.1)

(e)10.44  --   Asset Purchase Agreement, dated as of July 28, 1998, by and between Capital Senior Living Properties, Inc. and Tesson Heights
               Enterprises (Exhibit 2.2)

(e)10.45  --   Assumption and Release Agreement, effective as of October 28,
               1998, among Gramercy Hill Enterprises, Andrew C. Jacobs, Capital
               Senior Living Properties 2-Gramercy, Inc., Capital Senior Living
               Corporation and Fannie Mae (Exhibit 2.4)

(e)10.46  --   Multifamily Note, dated December 4, 1997, of Gramercy Hill
               Enterprises in favor of Washington Mortgage Financial Group, Ltd.
               (Exhibit 2.5)

(e)10.47  --   Multifamily Deed of Trust, dated December 4, 1997, among
               Gramercy Hill Enterprises, Ticor Title Insurance Company and
               Washington Mortgage Financial Group, Inc. (Exhibit 2.6)

(e)10.48  --   Multifamily Note, dated October 28, 1998, of Capital Senior
               Living Properties 2- Gramercy, Inc. in favor of WMF Washington
               Mortgage Corp. (Exhibit 2.7)

(e)10.49  --   Multifamily Deed of Trust, Assignment of Rents and Security
               Agreement, dated October 28, 1998, among Capital Senior Living
               Properties 2-Gramercy, Inc., Chicago Title Insurance Company and
               WMF Washington Mortgage Corp. (Exhibit 2.8)

+(f)10.50 --   Employment Agreement, dated as of December 10, 1996, by and between Capital Senior Living, Inc. and Rob L. Goodpaster

(f)10.51  --   Draw Promissory Note dated November 1, 1998 of Triad Senior
               Living III, L.P., in favor of Capital Senior Living Properties,
               Inc.

(f)10.52  --   Draw Promissory Note dated December 30, 1998 of Triad Senior
               Living IV, L.P., in favor of Capital Senior Living Properties,
               Inc.

(f)10.53  --   Form of Development and Turnkey Services Agreement by and
               between Capital Senior Development, Inc. and applicable Triad entity

(f)10.54  --   Form of Development Agreement by and between Capital Senior
               Development, Inc. and applicable Triad entity

(f)10.55  --   Form of Management Agreement by and between Capital Senior
               Living, Inc. and applicable Triad entity

(f)10.56  --   Agreement of Limited Partnership of Triad Senior Living I,
               L.P. dated April 1, 1998

(f)10.57  --   Agreement of Limited Partnership of Triad Senior Living II,
               L.P. dated September 23, 1998

(f)10.58  --   Agreement of Limited Partnership of Triad Senior Living III,
               L.P. dated November 10, 1998

(f)10.59  --   Agreement of Limited Partnership of Triad Senior Living IV,
               L.P. dated December 22, 1998

(f)21.1   --   Subsidiaries of the Company

(f)27.1   --   Financial Data Schedule

-----------------------------

* Incorporated by reference to exhibit of corresponding number included in Registration Statement No. 333-33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.

+        Compensation plan, benefit plan or employment contract or arrangement.

(a) Incorporated by reference to exhibit of corresponding number from the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed by the Company with the Securities and Exchange Commission.

(b) Incorporated by reference to exhibit of corresponding number from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, filed by the Company with the Securities and Exchange Commission.

(c) Incorporated by reference to the exhibit shown in parentheses from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed by the Company with the Securities and Exchange Commission.

(d) Incorporated by reference to the exhibit shown in parentheses from the Company's Current Report on Form 8-K, dated September 30, 1998, filed by the Company with the Securities and Exchange Commission.

(e) Incorporated by reference to the exhibit shown in parentheses from the Company's Current Report on Form 8-K, dated October 29, 1998, filed by the Company with the Securities and Exchange Commission.

(f)      Filed herewith.