Form 10-Q
period 1999-03-31
CAPITAL SENIOR LIVING CORP
filed 1999-05-17
CIK 1043000

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999

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

         As of May 13, 1999, the Registrant had outstanding 19,717,347 shares of its Common Stock, $.01 par value.


                        CAPITAL SENIOR LIVING CORPORATION

                                      INDEX


                                                                                                            Page
                                                                                                           Number

Part I.    Financial Information

           Item 1.       Financial Statements

                         Consolidated Balance Sheets --
                         March 31, 1999 and December 31, 1998                                                3

                         Consolidated Statements of Income--
                         Three Months Ended March 31, 1999 and 1998                                          4

                         Consolidated Statements of Shareholders' Equity--
                         Three Months Ended March 31, 1999                                                   5

                         Consolidated Statements of Cash Flows--
                         Three Months Ended March 31, 1999 and 1998                                          6

                         Notes to Consolidated Financial Statements                                          7

           Item 2.       Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                                10

           Item 3.       Quantitative and Qualitative Disclosures About Market Risks                        16

Part II.   Other Information

           Item 1.       Legal Proceedings                                                                  17

           Item 2.       Changes in Securities                                                              17

           Item 6.       Exhibits and Reports on Form 8-K                                                   19

Signature


PART I.           FINANCIAL INFORMATION

Item 1.           FINANCIAL STATEMENTS

                        CAPITAL SENIOR LIVING CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                                    March 31,             December 31,
                                                                                      1999                    1998
                                                                               ------------------      ----------------
                                   ASSETS                                          (Unaudited)             (Audited)
Current assets:
     Cash and cash equivalents...............................................        $ 28,769,902         $ 35,827,270
     Accounts receivable, net................................................           3,534,849            2,955,507
     Accounts receivable from affiliates.....................................          10,081,883            7,217,127
     Interest receivable.....................................................             342,228              189,482
     Deferred taxes..........................................................             287,040              287,040
         Prepaid expenses and other..............................................         433,688              448,790
                                                                                     ------------         ------------
        Total current assets.................................................          43,449,590           46,925,216
Property and equipment, net..................................................         118,597,835          118,943,953
Deferred taxes...............................................................          10,007,805           10,108,715
Notes receivable from affiliates.............................................          20,279,961           11,728,162
Investments in limited partnerships..........................................          14,259,700           14,536,972
Management contract rights, net..............................................             183,649              195,631
Goodwill, net................................................................           1,202,946            1,213,876
Deferred financing charges, net..............................................             382,124              530,531
Other assets.................................................................           1,176,866            1,083,679
                                                                                  ---------------      ---------------
        Total assets.........................................................        $209,540,476         $205,266,735
                                                                                  ===============      ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable........................................................        $  2,504,491         $  2,780,513
     Accrued expenses........................................................           1,980,054            2,231,895
     Current portion of notes payable........................................          48,444,720           48,419,050
     Customer deposits.......................................................             850,358              851,375
     Federal and state income taxes payable..................................           1,763,546            1,668,602
                                                                                     ------------         ------------
        Total current liabilities............................................          55,543,169           55,951,435
Deferred income from affiliates..............................................           1,169,183              792,240
Deferred income..............................................................             205,105              115,062
Notes payable, net of current portion........................................          13,479,042           13,696,797
Line of credit...............................................................          19,395,275           18,974,186
Minority interest in consolidated partnerships...............................          11,380,145           11,220,836
Commitments and contingencies
Shareholders' equity:
     Preferred stock, $.01 par value:
        Authorized shares -- 15,000,000; no shares issued or outstanding.....                  --                   --
     Common stock, $.01 par value:
        Authorized shares -- 65,000,000
           Issued and outstanding shares -- 19,717,347 at March 31, 1999
           and December 31, 1998.............................................             197,173              197,173
     Additional paid-in capital..............................................          91,740,251           91,740,251
     Retained earnings.......................................................          16,431,133           12,578,755
                                                                                     ------------         ------------
        Total shareholders' equity...........................................         108,368,557          104,516,179
                                                                                     ------------         ------------
        Total liabilities and shareholders' equity...........................        $209,540,476         $205,266,735
                                                                                     ============         ============

                             See accompanying notes.


                                         CAPITAL SENIOR LIVING CORPORATION

                                         CONSOLIDATED STATEMENTS OF INCOME


                                                                                       Three Months Ended March 31,
                                                                                     ------------------------------
                                                                                          1999              1998
                                                                                     ---------------  -------------
                                                                                       (Unaudited)     (Unaudited)


Revenues:
     Resident and health care revenue.....................................             $ 9,902,677       $ 4,934,895
     Rental and lease income..............................................               1,092,771         1,067,501
     Unaffiliated management services revenue.............................                 697,404           637,928
     Affiliated management services revenue...............................                 112,252           379,449
     Unaffiliated development fees........................................                 552,603           470,718
     Affiliated development fees..........................................               2,805,085           639,712
     Other................................................................                 304,813           223,912
                                                                                       -----------       -----------
        Total revenues....................................................              15,467,605         8,354,115
Expenses:
     Operating expenses...................................................               5,968,021         3,755,226
     General and administrative expenses..................................               2,106,185         1,708,569
     Depreciation and amortization........................................               1,120,713           560,172
                                                                                       -----------       -----------
        Total expenses....................................................               9,194,919         6,023,967
                                                                                       -----------       -----------
Income from operations....................................................               6,272,686         2,330,148
Other income (expense):
     Interest income......................................................               1,732,615         1,092,819
     Interest expense.....................................................              (1,478,427)         (177,977)
                                                                                       -----------       -----------
Income before income taxes and minority interest in
      consolidated partnerships...........................................               6,526,874         3,244,990
Provision for income taxes................................................              (2,515,187)       (1,232,252)
                                                                                       -----------       -----------
Income before minority interest in consolidated partnerships..............               4,011,687         2,012,738
Minority interest in consolidated partnerships............................                (159,309)          (86,572)
                                                                                       -----------       -----------
Net income................................................................             $ 3,852,378       $ 1,926,166
                                                                                       ===========       ===========

Net income per share:
     Basic and diluted....................................................             $      0.20       $      0.10
                                                                                       ===========       ===========
     Weighted average shares outstanding..................................              19,717,347        19,717,347
                                                                                       ===========       ===========



                             See accompanying notes.


                        CAPITAL SENIOR LIVING CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                     Common Stock           Additional
                                              ---------------------------     Paid-In         Retained
                                              Shares             Amount       Capital         Earnings             Total
                                              ----------         --------   ----------        --------         ------------
Balance at December 31, 1998............      19,717,347         $197,173     $91,740,251     $12,578,755      $104,516,179
  Net income............................               --              --              --       3,852,378         3,852,378
                                              -----------        --------     -----------     -----------      ------------
Balance at March 31, 1999...............      19,717,347         $197,173     $91,740,251     $16,431,133      $108,368,557
                                              ==========         ========     ===========     ===========      ============

                             See accompanying notes.


                        CAPITAL SENIOR LIVING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Three Months Ended March 31,
                                                                                         1999                 1998
                                                                                        ----------       -----------
                                                                                        (Unaudited)      (Unaudited)


Operating Activities
Net income.................................................................          $  3,852,378          $ 1,926,166
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization.........................................             1,120,713              560,172
     Amortization of deferred financing charges............................               143,420                   --
     Minority interest in consolidated partnerships........................               159,309               86,572
     Deferred taxes........................................................               100,910                   --
     Deferred income from affiliates.......................................               376,943                   --
     Deferred income.......................................................                90,043              (34,006)
     Changes in operating assets and liabilities:
        Accounts receivable................................................              (579,342)          (1,185,059)
        Accounts receivable from affiliates................................            (2,864,756)              (8,414)
        Interest receivable................................................              (152,746)                  --
        Federal and state income taxes payable.............................                94,944              500,417
        Prepaid expenses and other.........................................                15,102               70,222
        Accounts payable and accrued expenses..............................              (527,863)             257,922
        Customer deposits..................................................                (1,017)              14,410
        Other assets and due to affiliates.................................               (93,975)            (417,469)
                                                                                      ------------          ----------
Net cash provided by operating activities..................................             1,734,063            1,770,933
Investing Activities
Capital expenditures.......................................................              (750,895)          (1,465,805)
Change in investments in limited partnerships..............................               277,272             (406,072)
                                                                                      -----------          -----------
Net cash used in investing activities......................................              (473,623)          (1,871,877)
Financing Activities
Proceeds from notes payable and line of credit.............................               421,089            1,658,263
Repayments of notes payable................................................              (192,085)            (352,603)
Advances to affiliates.....................................................            (8,551,799)          (1,791,707)
Repurchase of HCP limited partnership interests............................                    --             (125,529)
Deferred loan charges paid.................................................                 4,987               (9,061)
                                                                                      -----------          -----------
Net cash used in financing activities......................................            (8,317,808)            (620,637)
                                                                                      -----------          -----------
(Decrease) in cash and cash equivalents....................................            (7,057,368)            (721,581)
Cash and cash equivalents at beginning of period...........................            35,827,270           48,125,225
                                                                                      -----------          -----------
Cash and cash equivalents at end of period.................................           $28,769,902          $47,403,644
                                                                                      ===========          ===========

Supplemental disclosures:
Cash paid during the period for:
     Interest                                                                         $ 1,336,920          $   168,603
                                                                                      ===========          ===========
     Income taxes                                                                     $ 1,420,000          $   692,000
                                                                                      ===========          ===========

                             See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)



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

The accompanying consolidated balance sheet, as of December 31, 1998, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 1998, and the accompanying unaudited consolidated financial statements, as of March 31, 1999 and 1998, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1999, results of operations and cash flows for the three month periods ended March 31, 1999 and 1998 and changes in shareholders' equity for the three month period ended March 31, 1999. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results for the year ending December 31, 1999.

2.       TRANSACTIONS WITH AFFILIATES

Effective April 1, 1998, the Company obtained a 19% limited partnership interest in Triad Senior Living I, L.P. ("Triad I") for $330,243 in cash. The Company is accounting for this investment under the equity method of accounting based on the provisions of the Triad I partnership agreement. The Company is developing senior living communities for Triad I. Additionally, the Company loaned money to Triad I pursuant to an unsecured loan facility not to exceed $10,000,000, which was increased to $13,000,000 on March 31, 1999. The principal is due March 12, 2003. The first draw under this loan facility was made on March 12, 1998. Interest is due quarterly at 8% per annum. This loan may be prepaid without penalty. At March 31, 1999, $10,247,730 has been advanced to Triad I under this loan facility. The Company has deferred interest income and development fees from Triad I of $105,378 and $272,734, respectively, as of March 31, 1999.

Effective September 23, 1998, the Company obtained a 19% limited partnership interest in Triad Senior Living II, L.P. ("Triad II") for $74,100 in cash. The Company is accounting for this investment under the equity method of accounting based on the provisions of the Triad II partnership agreement. The Company is developing senior living communities for Triad II. Additionally, the Company loaned money to Triad II pursuant to an unsecured loan facility not to exceed $7,000,000, which was increased to $10,000,000 on January 15, 1999. The principal is due September 25, 2003. The first draw under this loan facility was

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)


made on September 25, 1998. Interest is due quarterly at 10.5% per annum. This loan may be prepaid without penalty. At March 31, 1999, $4,795,966 has been advanced to Triad II under this loan facility. The Company has deferred interest income and development fees from Triad II of $17,119 and $110,815, respectively, as of March 31, 1999.

Effective November 10, 1998, the Company obtained a 19% limited partnership interest in Triad Senior Living III, L.P. ("Triad III") for $142,500 in cash. The Company is accounting for this investment under the equity method of accounting based on the provisions of the Triad III partnership agreement. The Company is developing senior living communities for Triad III. Additionally, the Company loaned money to Triad III pursuant to an unsecured loan facility not to exceed $10,000,000. The principal is due February 8, 2004. The first draw under this loan facility was made on February 8, 1999. Interest is due quarterly at 10.5% per annum. This loan may be prepaid without penalty. At March 31, 1999, $3,455,039 has been advanced to Triad III under this loan facility. The Company has deferred interest income and development fees from Triad III of $6,313 and $216,836, respectively, as of March 31, 1999.

Effective December 22, 1998, the Company obtained a 19% limited partnership interest in Triad Senior Living IV, L.P. ("Triad IV") for $142,500 in cash. The Company is accounting for this investment under the equity method of accounting based on the provisions of the Triad IV partnership agreement. The Company is developing senior living communities for Triad IV. Additionally, the Company loaned money to Triad IV pursuant to an unsecured loan facility not to exceed $10,000,000. The principal is due December 30, 2003. The first draw under this loan facility was made on December 30, 1998. Interest is due quarterly at 10.5% per annum. This loan may be prepaid without penalty. At March 31, 1999, $1,781,225 has been advanced to Triad IV under this loan facility. The Company has deferred interest income and development fees from Triad IV of $7,369 and $108,249, respectively, as of March 31, 1999.

The management agreements with the Triad entities provide the Company with an option to purchase the communities developed by the Triad entities upon their completion for an amount equal to the fair market value (based on a third-party appraisal but not less than hard and soft costs and lease-up costs). The Company also can purchase the partnership interests of the non-Company partners for an amount equal to the amount such party paid for its interest, plus noncompounded interest at 12% per annum. The Company has no commitments or obligations to acquire any properties or additional partnership interests. Also, the Company has no commitments relating to any of the secured loan facilities of any of the above Triad entities.

         The  Company  provides a  guarantee  of its  subsidiaries'  development
agreement  and  management  agreement,   which  includes  an  operating  deficit
obligation.

3.       NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share considers the dilutive effect of outstanding options calculated using the treasury stock method.

The average daily price of the common stock during the first quarter of 1999 did not exceed the exercise price of the options, and therefore, the options are not considered dilutive for purposes of calculating diluted net income per share.

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 March 31, 1999
                                   (Unaudited)

4.       CONTINGENCIES

On or about October 23, 1998, Robert Lewis filed a putative class action complaint on behalf of certain holders of Assignee Interests in NHP Retirement Housing Partners I Limited Partnership ("NHP") in the Delaware Court of Chancery against NHP, the Company, Capital Senior Living Properties 2-NHPCT, Inc. and Capital Realty Group Senior Housing, Inc. (collectively, the "Defendants"). Mr. Lewis purchased 90 Assignee Interests in February 1993 for $180. The complaint alleges among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the NHP Partnership Agreement in connection with the sale of four properties by NHP to Capital Senior Living Properties 2-NHPCT, Inc. The complaint seeks, among other relief, rescission of the sale of those properties and unspecified damages. The Company believes the complaint is without merit and intends to vigorously defend itself in this action.

Triad I, Triad II, Triad III and the Company have agreed to settle (the "Settlement") with Holiday Retirement Corporation as well as Colson & Colson Construction Company and their architects (collectively, "Holiday") resolving all claims among the parties relating to a lawsuit filed by Holiday, alleging that copyright and related trade dress had been violated by the Company on five communities owned by Triad I, in which the Company is a 19% limited partner and provides development services under a third party development agreement. The Company had denied all allegations and had filed a counterclaim against Holiday. The Settlement was resolved without any cost to the Company.

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

                        CAPITAL SENIOR LIVING CORPORATION
                                 March 31, 1999

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

The following discussion and analysis addresses (i) the Company's results of operations for the three months ended March 31, 1999 and 1998, respectively, and
(ii) liquidity and capital resources of the Company and should be read in conjunction with the Company's consolidated financial statements contained elsewhere in this report.

The Company generates revenue from a variety of sources. For the three months ended March 31, 1999, the Company's revenue was derived as follows: 64.0% from the operation of 11 owned senior living communities that are operated by the Company; 7.1% from lease rentals from triple net leases of three skilled nursing communities and four physical rehabilitation centers; 5.2% from management fees arising from management services provided for one affiliate owned and operated senior living community and 15 third party owned and operated senior living communities; and 21.7% derived from development fees earned for managing the development and construction of new senior living communities for affiliated and unaffiliated third parties.

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

The Company's triple net leases extend through the year 2000 for three of its owned communities and through the year 2001 for four of its owned communities. The base payments under these leases are fixed and are not subject to change based upon the operating performance of these communities. Certain of these leases have additional rent based on operating performance. Following termination of the lease agreements, the Company may either convert and operate the communities as assisted living and Alzheimer's care communities, sell the communities or evaluate other alternatives.

The Company's current management contracts expire on various dates between December 1999 and September 2009 and provide for management fees based generally upon rates that vary by contract from 4% of net revenues to 7% of net revenues. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community. The Company's development fees are generally based upon a percentage of construction costs and are earned over the period commencing with the initial development activities and ending with the opening of the community. As of March 31, 1999, development fees have been earned for services performed on 35 communities under development or expansion for third parties.

                        CAPITAL SENIOR LIVING CORPORATION
                                 March 31, 1999

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

The following tables set forth for the periods indicated, selected statements of income data in thousands of dollars and expressed as a percentage of total revenues.


                                                                                Three Months Ended
                                                                                     March 31,
                                                                       1999                           1998
                                                           ----------------------------- -------------------------------
                                                                  $              %               $               %
                                                           --------------  ------------- ---------------- --------------


Revenues:
     Resident and healthcare revenue                          $ 9,903          64.0%          $4,935           59.1%
     Rental and lease income                                    1,093           7.1            1,068           12.8
     Unaffiliated management services revenue                     697           4.5              638            7.6
     Affiliated management services revenue                       112           0.7              379            4.5
     Unaffiliated development fees                                553           3.6              471            5.6
     Affiliated development fees                                2,805          18.1              639            7.7
     Other                                                        305           2.0              224            2.7
                                                              -------         ------         -------          ------
        Total revenue                                          15,468         100.0            8,354          100.0
                                                              -------         ------         -------          ------
Expenses:
     Operating expenses                                         5,968          38.6            3,755           44.9
     General and administrative expenses                        2,108          13.6            1,709           20.5
     Depreciation and amortization                              1,121           7.2              560            6.7
                                                              -------         ------         -------          ------
        Total expenses                                          9,197          59.4            6,024           72.1
                                                              -------         ------         -------          ------
Income from operations                                          6,271          40.6            2,330           27.9
Other income (expense):
     Interest income                                            1,733          11.2            1,093           13.0
     Interest expense                                          (1,478)         (9.6)            (178)          (2.1)
                                                              -------         ------         -------          ------
Income before income taxes and minority interest
     in consolidated partnerships                               6,526          42.2            3,245           38.8
Provision for income taxes                                     (2,515)        (16.3)          (1,232)         (14.7)
                                                              -------         ------         -------          ------
Income before minority interest in
     consolidated partnerships                                  4,011          25.9            2,013           24.1
Minority interest in consolidated partnerships                   (159)         (1.0)             (87)          (1.0)
                                                              -------         ------         -------          ------
Net income                                                    $ 3,852          24.9%         $ 1,926           23.1%
                                                              =======         ======         =======          ======

Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998

Revenues. Total revenues were $15,468,000 in the three months ended March 31, 1999 compared to $8,354,000 for the three months ended March 31, 1998, representing an increase of $7,114,000, or 85.2%. The primary components of this increase were resident and healthcare revenue of $4,968,000, and development fees of $2,248,000, offset by a decrease in affiliated management fees of $267,000. The increases were due to the acquisition of six communities in 1998 and the addition of 23 development contracts for managing the development and construction of new senior living communities owned by third parties. The decrease is due to the loss of management fees from four of the communities acquired in 1998.

Expenses. Total expenses were $9,197,000 in the first quarter of 1999 compared to $6,024,000 in the first quarter of 1998, representing an increase of $3,173,000 due mainly to the acquisition of the six communities in 1998.

                        CAPITAL SENIOR LIVING CORPORATION
                                 March 31, 1999

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other income and expenses. Other income and expenses decreased $660,000, due to an increase in interest income of $640,000 offset by an increase in interest expense of $1,300,000. Interest income increased as a result of an increase in interest earned from Triad I, Triad II, Triad III and Triad IV and interest from NHP Notes due to the partial redemption of the NHP Notes and payment of accrued interest. The increase in interest expense is due to the financing of the acquisition of the six communities acquired in 1998.

Provision for income taxes. Provision for income taxes in the first quarter of 1999 was $2,515,000 compared to $1,232,000 in the first quarter of 1998. This increase is due to the increase in income before income taxes.

Minority interest. Minority interest increased $72,000 due to the increase in net income at HealthCare Properties, L.P. ("HCP").

Net income. As a result of the foregoing factors, net income increased $1,926,000 to $3,852,000 for the three months ended March 31, 1999, as compared to $1,926,000 for the three months ended March 31, 1998.

Liquidity and Capital Resources

In addition to approximately $29 million of cash balances on hand as of March 31, 1999, the Company's principal sources of liquidity are expected to be cash flows from operations and amounts available for borrowing under its revolving line of credit, which was amended on April 8, 1999 to increase the commitment from $20 million to $34 million. There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that the Company will be able to meet its anticipated need for working capital.

The Company derives the benefits and bears the risks attendant to the communities it owns. The cash flows and profitability of owned communities depends on the operating results of such communities and are subject to certain risks of ownership, including the need for capital expenditures, financing and other risks such as those relating to environmental matters.

The cash flows and profitability of the Company's owned communities that are leased to third parties depend on the ability of the lessee to make timely lease payments. At March 31, 1999, HCP was operating one of its properties and had leased seven of its owned properties under triple net leases to third parties until year 2000 or 2001. Four of these properties are leased until year 2001 to HealthSouth Rehabilitation Corp. ("HealthSouth"), which provides acute spinal injury intermediate care at these properties. HealthSouth closed one of these communities in 1994 and closed another community in February of 1997 due to low occupancy. HealthSouth has continued to make lease payments on a timely basis for all four properties. Should the operators of the leased properties default on payment of their lease obligations prior to termination of the lease agreements, six of the seven lease contracts contain a continuing guarantee of payment and performance by the parent company of the operators, which the Company intends to pursue in the event of default. Following termination of these leases, the Company will either convert and operate the communities as assisted living and Alzheimer's care communities, sell the communities or evaluate other alternatives. HCP's communities lessees are all current in their lease obligations to HCP. The lessee for one property continues to fund a deficit between the required lease payment and operator's cash flow.

                        CAPITAL SENIOR LIVING CORPORATION
                                 March 31, 1999

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The cash flows and profitability of the Company's third-party management fees are dependent upon the revenues and profitability of the communities managed. While the management contracts are generally terminable only for cause, in certain cases the contracts can be terminated upon the sale of a community, subject to the Company's rights to offer to purchase such community.

The Company plans to continue to develop and acquire senior living communities. The development of senior living communities typically involves a substantial commitment of capital over a 12-month construction period during which time no revenues are generated, followed by a 12- to 14-month lease-up period.

Effective April 1, 1998, Tri Point Communities, L.P. ("Tri Point"), a limited partnership owned by the Company's founders (Messrs. Beck and Stroud) and their affiliates, was organized and the interests of Messrs. Beck and Stroud were sold at their cost to Triad Senior Living, Inc. and its affiliates which are unrelated third parties. Tri Point was renamed Triad I. The new general partner of Triad I owning 1%, is Triad Senior Living, Inc. The limited partners are Blake N. Fail (principal owner of Triad Senior Living, Inc.), owning 80%, and the Company, owning 19%. The development agreements between Triad I and the Company provide for a development fee of 4% to the Company, as well as reimbursement of expenses and overhead not to exceed 4%. Triad I has also entered into management agreements with the Company providing for management fees in an amount equal to the greater of 5% of gross revenues or $5,000 per month per community, plus overhead reimbursement not to exceed 1% of gross revenues and a $500 per unit lease up fee. The Company has an option to purchase the partnership interests of Triad Senior Living, Inc. and Blake N. Fail for an amount equal to the amount such party paid for its interest, plus noncompounded interest of 12% per annum. The management agreements also provide the Company with an option to purchase the communities developed by Triad I upon their completion for an amount equal to the fair market value (based on a third-party appraisal but not less than hard and soft costs and lease-up costs).

Triad I has entered into construction loan facilities aggregating  approximately
$50,000,000  to  fund  its  development   activities  and  a  take-out  facility
aggregating approximately $50,000,000.

During 1998, the Company agreed to loan Triad I up to $10,000,000. On March 31, 1999, the loan amount was amended to up to $13,000,000. The principal is due March 12, 2003. The first draw under this loan facility was made on March 12, 1998. Interest is due quarterly at 8% per annum. This loan may be prepaid without penalty. At March 31, 1999, approximately $10,248,000 has been advanced to Triad I under this loan facility.

Effective September 24, 1998, the Company and Triad II, a limited partnership, entered into a Development and Turnkey Services Agreement in connection with the development and management of the Company's planned new Waterford communities where Triad II would own and finance the construction of the new communities. Triad II was organized on September 23, 1998. The general partner of Triad II, owning 1%, is Triad Partners II, Inc. The limited partners are Triad Partner II, Inc., owning 80%, and the Company, owning 19%.

The Company has an option to purchase the partnership interests of Triad Partners II, Inc. in Triad II for an amount equal to the amount such party paid for its interests, plus noncompounded interest of 12% per annum. The management agreements with Triad II also provide the Company with an option to purchase the

                        CAPITAL SENIOR LIVING CORPORATION
                                 March 31, 1999

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

communities developed by Triad II upon their completion for an amount equal to the fair market value (based on a third-party appraisal but not less than hard and soft costs and lease-up costs).

Triad II has entered into construction and mini-perm loan facilities aggregating approximately $26,000,000 to fund its development activities.

During the third quarter of 1998, the Company agreed to loan Triad II up to $7,000,000. On January 15, 1999, the loan amount was amended to up to $10,000,000. The principal is due September 25, 2003. The first draw under this loan facility was made on September 25, 1998, Interest is due quarterly at 10.5% per annum. This loan may be prepaid without penalty. At March 31, 1999, approximately $4,800,000 has been advanced to Triad II under this loan facility.

Effective November 10, 1998, the Company and Triad III, a limited partnership, entered into a Development and Turnkey Services Agreement in connection with the development and management of the Company's planned new Waterford communities where Triad III would own and finance the construction of the new communities. Triad III was organized on November 10, 1998. The general partner of Triad III, owning 1% is Triad Partners III, Inc. The limited partners are Triad Partners III, Inc., owning 80%, and the Company, owning 19%.

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

During the fourth quarter of 1998, the Company agreed to loan Triad III up to $10,000,000. The principal is due February 8, 2004. Interest is due quarterly at 10.5% per annum. This loan may be prepaid without penalty. At March 31,1999, approximately $3,455,000 has been advanced to Triad III under this loan facility.

Effective December 30, 1998, the Company and Triad IV, a limited partnership, entered into a Development and Turnkey Services Agreement in connection with the development and management of the Company's planned new Waterford communities where Triad IV would own and finance the construction of the new communities. Triad IV was organized on December 22, 1998. The general partner of Triad IV, owning 1%, is Triad Partners IV, Inc. The limited partners are Triad Partners IV, Inc. owning 80%, and the Company, owning 19%.

The Company has an option to purchase the partnership interests of Triad Partners IV, Inc. in Triad IV for an amount equal to the amount such party paid for its interests, plus noncompounded interest of 12% per annum. The management agreements with Triad IV also provide with Company with an option to purchase the communities developed by Triad IV upon their completion or an amount equal to the fair market value (based on a third-party appraisal but not less than hard and soft costs and lease-up costs).

                        CAPITAL SENIOR LIVING CORPORATION
                                 March 31, 1999

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company has made no determination as to whether it will exercise its purchase options in Triad I, Triad II, Triad III and Triad IV. The Company will evaluate the possible exercise of each purchase option based upon the business and financial factors which may exist at the time those options may be exercised.

Triad IV is negotiating commitments for loan facilities aggregating up to $50,000,000 to fund its development activities.

During the fourth quarter of 1998, the Company agreed to loan Triad IV up to $10,000,000. The principal is due December 30, 2003. The first draw under this loan facility was made on December 30, 1998. Interest is due quarterly at 10.5% per annum. This loan may be prepaid without penalty. At March 31, 1999, approximately $1,781,000 has been advanced to Triad IV under this loan facility.

Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize the year 2000 as a date other than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

Based on ongoing assessments, the Company has developed a program to modify or replace significant portions of its software and certain hardware, which are generally PC-based systems, so that those systems will properly recognize and utilize dates beyond December 31, 1999. The Company has substantially completed software reprogramming and software and hardware replacement as of March 31, 1999, with 100% completion targeted for September 30, 1999. The Company presently believes that these modifications and replacements of existing software and certain hardware will mitigate the Year 2000 Issue. However, if such modifications and replacements are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. The costs of Year 2000 remediation are not expected to be material based on the Company's operations.

The Company has assessed its exposure to operating equipment, and such exposure is not significant due to the nature of the Company's business.

The Company is not aware of any external agency with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of determining whether or ensuring that external agents will be Year 2000-ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company.

Management of the Company believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Company has completed most but not all not all necessary phases of its Year 2000 program. In the event that the Company does not complete the current program or any additional phases, the Company could incur disruptions to its operations. In addition, disruptions in the economy generally resulting from Year 2000 Issues could also materially adversely affect the Company. The Company could be subject to litigation or computer systems failure. The amount of potential liability and cost revenue cannot be reasonably estimated at this time.

                        CAPITAL SENIOR LIVING CORPORATION
                                 March 31, 1999

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company currently has no contingency plans in place in the event it does not complete all phases of its Year 2000 program. The Company plans to evaluate the status of completion in mid-1999 and determine whether such a plan is necessary.

Forward-Looking Statements

Certain information contained in this report constitutes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The Company cautions readers that forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and their risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk exposure is interest rate risk. At March 31, 1999, the Company had $67,095,275 million of variable rate debt tied to LIBOR, consisting of one $19,395,275 revolving credit facility that matures on December 10, 2000, which was amended on April 8, 1999 to extend the maturity to April 8, 2002 (the "Bank One Facility") and one $47,700,000 credit facility that matures on October 1, 1999 (the "Lehman Facility"). The Company expects to complete a refinancing of the Lehman Facility with long term fixed rate mortgage loans during the second or third quarter of 1999. Interest on the Bank One Facility is based on LIBOR plus 1.7%. Interest on the Lehman Facility is based on LIBOR plus 1.875% At March 31, 1999, the LIBOR rate was 4.94%. An increase in interest rates will increase the amount of interest expense incurred by the Company. Other notes payable of $14,223,762 consists of fixed rate mortgage loans. Notes receivable of $20,279,961 are also fixed rate financial instruments.

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

                        CAPITAL SENIOR LIVING CORPORATION
                                 March 31, 1999


PART II.          OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

On or about October 23, 1998, Robert Lewis filed a putative class action complaint on behalf of certain holders of Assignee Interests in NHP Retirement Housing Partners I Limited Partnership ("NHP") in the Delaware Court of Chancery against NHP, the Company, Capital Senior Living Properties 2-NHPCT, Inc. and Capital Realty Group Senior Housing Inc. (collectively, the "Defendants"). Mr. Lewis purchased 90 Assignee Interests in February 1993 for $180. The complaint alleges among other things, that the Defendant's breach, or aided and abetted a breach of, the express and implied terms of the NHP Partnership Agreement in connection with the sale of four properties by NHP to Capital Senior Living Properties 2-NHPCT, Inc. The complaint seeks, among other relief, rescission of the sale of those properties and unspecified damages. The Company believes the complaint is without merit and intends to vigorously defend itself in this action.

Triad I, Triad II, Triad III and the Company have agreed to settle (the "Settlement") with Holiday Retirement Corporation as well as Colson & Colson Construction Company and their architects (collectively, "Holiday") resolving all claims among the parties relating to a lawsuit filed by Holiday, alleging that copyright and related trade dress had been violated by the Company on five communities owned by Triad I, in which the Company is a 19% limited partner and provides development services under a third party development agreement. The Company had denied all allegations and had filed a counterclaim against Holiday. The Settlement was resolved without any cost to the Company.

The Company has pending claims incurred in the normal course of business which, in the opinion of management, based on the advice of legal counsel, will not have a material effect on the financial statements of the Company.


Item 2.           CHANGES IN SECURITIES (Use of proceeds from public offering)

The Company's initial Registration Statement on Form S-1, File No. 333-33379, was declared effective by the Securities and Exchange Commission on October 30, 1997 (the "Offering"). The Offering was managed by Lehman Brothers Inc., J.C. Bradford & Co., Donaldson, Lufkin & Jenrette Securities Corporation and Smith Barney Inc. A total of 10,350,000 shares of Common Stock, including 1,350,000 shares subject to an over-allotment option, were registered. The net proceeds to the Company from the sale of such shares were approximately $128,407,000, after deducting underwriting discounts and commissions of approximately $9,742,000 and Offering expenses of approximately $1,576,000 paid by the Company. From the effective date of the Registration Statement through the end date of the period covered by this report, the Company has used approximately $1,600,000 of the net proceeds of the Offering for expenses associated with the Offering. In addition, the Company used a portion of such net proceeds as follows: (i) approximately $70,800,000 of such net proceeds to repay the indebtedness incurred by the Company to acquire assets (including construction in progress) in the transactions undertaken at the closing of the Offering (the "Formation Transactions"); (ii) approximately $18,100,000 to repay certain notes issued in conjunction with the Formation Transactions (the "Formation Note"); (iii) approximately $5,800,000 to pay the balance of the purchase price to an affiliate related to the purchase of assets on the Formation Transactions; (iv) approximately $1,200,000 of such net proceeds to repay indebtedness to affiliates; (v) approximately $8,246,000 of such net proceeds to acquire the four senior living communities from NHP; (vi) approximately $505,000 of such net proceeds to purchase land in Carmichael, CA; and (vii) approximately $10,248,000, $4,800,000, $3,455,000 and $1,781,000 advanced to Triad I, Triad

II, Triad III and Triad IV, respectively. There has not been a material change in the use of proceeds described in the Company's prospectus.


Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable


Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable


Item 5.           OTHER INFORMATION

                  Not Applicable

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (A)      Exhibits:

                           10.1 1999 Amended and Restated Loan Agreement, dated as of April 8, 1999, by and among Capital Senior Living Properties, Inc., Bank One, Texas, N.A. and the other Lenders signatory thereto.

                           10.2 Amended and Restated Draw Promissory Note, dated March 31, 1999, of Triad Senior Living I, L.P., in favor of Capital Senior Living Properties, Inc.

                           10.3 Amended and Restated Draw Promissory Note (Fairfield), dated January 15, 1999, of Triad Senior Living II, L.P., in favor of Capital Senior Living Properties, Inc.

                           10.4 Amended and Restated Draw Promissory Note (Baton Rouge), dated January 15, 1999, of Triad Senior Living II, L.P., in favor of Capital Senior Living Properties, Inc.

                           10.5 Amended and Restated Draw Promissory Note (Oklahoma City), dated January 15, 1999, of Triad Senior Living II, L.P., in favor of Capital Senior Living Properties, Inc.

                           27.1     Financial Data Schedule

                  (B)      Reports on Form 8-K

                           (i) The Registrant filed a report on Form 8-K, dated February 7, 1999 to report entering into an Agreement and Plan of Merger, dated February 7, 1999, by and among the
                                    Registrant,     Capital     Senior    Living
                                    Acquisition,   LLC,  Capital  Senior  Living
                                    Trust I and ILM Senior Living, Inc.

                           (ii) The Registrant filed a report on Form 8-K, dated February 7, 1999 to report entering into an Agreement and Plan of Merger, dated February 7, 1999, by and among the
                                    Registrant,     Capital     Senior    Living
                                    Acquisition,   LLC,  Capital  Senior  Living
                                    Trust I and ILM II Senior Living, Inc.

                                         CAPITAL SENIOR LIVING CORPORATION
                                                  March 31, 1999


Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capital Senior Living Corporation
(Registrant)

By:      /s/ Lawrence A. Cohen
         ----------------------
         Lawrence A. Cohen
         Vice Chairman of the Board, Acting Chief Executive Officer and Chief Financial Officer
         (Principal Financial Officer and Duly Authorized Officer)


Date:    May 14, 1999