Form 10-Q
period 1999-06-30
CAPITAL SENIOR LIVING CORP
filed 1999-08-13
CIK 1043000

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      Quarterly Report pursuant to Section 13
         or 15(d) of the Securities Exchange Act or 1934

For the quarterly period ended June 30, 1999

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


                                  972-770-5600
                                  ------------
              (Registrant's telephone number, including area code)



Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x    No
                                       ---        ---


As of August 13, 1999, the Registrant had outstanding 19,717,347 shares of its Common Stock, $.01 par value.


                        CAPITAL SENIOR LIVING CORPORATION

                                      INDEX



                                                                                                  PAGE
                                                                                                 NUMBER
                                                                                                 ------


Part I.  Financial Information

         Item 1.                            Financial Statements
                      Consolidated Balance Sheets -  -
                      June 30, 1999 and December 31, 1998                                        3

                      Consolidated Statements of Income -  -
                      Three and Six Months Ended June 30, 1999 and 1998                          4

                      Consolidated Statements of Cash Flows  -   -
                      Six Months Ended June 30, 1999 and 1998                                    5

                      Notes to Consolidated Financial Statements                                 6

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                        10

         Item 3.      Quantitative and Qualitative Disclosures About Market Risk                 19

Part II.      Other Information

         Item 1.  Legal Proceedings                                                              21

         Item 2.  Changes in Securities and Use of Proceeds                                      21

         Item 6.  Exhibits and Reports on Form 8-K                                               22

Signature


PART 1.       FINANCIAL INFORMATION

Item 1.           Financial Statements

                                         CAPITAL SENIOR LIVING CORPORATION
                                            CONSOLIDATED BALANCE SHEETS


                                                                                    JUNE 30,            DECEMBER 31,
                                                                                      1999                  1998
                                                                                   -----------         --------------
                                    ASSETS                                         (UNAUDITED)           (AUDITED)
Current assets:
      Cash and cash equivalents...............................................        $ 19,214,014         $ 35,827,270
      Accounts receivable, net................................................           3,950,304            2,955,507
      Accounts receivable from affiliates.....................................          13,033,951            7,217,127
      Interest receivable.....................................................             563,097              189,482
      Federal and state income taxes receivable...............................             596,156                   --
      Deferred taxes..........................................................             287,040              287,040
      Prepaid expenses and other..............................................             388,631              448,790
                                                                                      ------------         ------------
      Total current assets....................................................          38,033,193           46,925,216
Property and equipment, net...................................................         117,976,570          118,943,953
Deferred taxes................................................................           9,906,895           10,108,715
Notes receivable from affiliates..............................................          27,709,141           11,728,162
Investments in limited partnerships...........................................          14,025,943           14,536,972
Management contract rights, net...............................................             171,667              195,631
Goodwill, net.................................................................           1,192,017            1,213,876
Deferred financing charges, net...............................................             398,248              530,531
Other assets..................................................................           2,314,907            1,083,679
                                                                                      ------------         ------------
            Total assets......................................................        $211,728,581         $205,266,735
                                                                                      ============         ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable........................................................        $  2,130,708         $  2,780,513
      Accrued expenses........................................................           1,997,872            2,231,895
      Current portion of notes payable........................................          48,459,703           48,419,050
      Customer deposits.......................................................             840,480              851,375
      Federal and state income taxes payable..................................                   -            1,668,602
                                                                                      -------------         -----------
            Total current liabilities.........................................          53,428,763           55,951,435
Deferred income from affiliates...............................................           1,643,672              792,240
Deferred income...............................................................             198,978              115,062
Notes payable, net of current portion.........................................          13,283,972           13,696,797
Line of credit................................................................          19,395,275           18,974,186
Minority interest in consolidated partnership.................................          11,426,343           11,220,836
Commitments and contingencies
Shareholders' equity:
      Preferred stock, $.01 par value:
            Authorized shares 15,000,000; no shares issued or outstanding.....                  --                   --
      Common stock, $.01 par value:
            Authorized shares 65,000,000; issued and outstanding
            19,717,347 at June 30, 1999 and December 31, 1998.................             197,173              197,173
      ADDITIONAL PAID-IN CAPITAL..............................................          91,740,251           91,740,251
      Retained earnings.......................................................          20,414,154           12,578,755
                                                                                      ------------         ------------
            Total shareholders' equity........................................         112,351,578          104,516,179
                                                                                      ------------         ------------
            Total liabilities and shareholders' equity........................        $211,728,581         $205,266,735
                                                                                      ============         ============

                             See accompanying notes.


                                         CAPITAL SENIOR LIVING CORPORATION

                                         CONSOLIDATED STATEMENTS OF INCOME


                                                           THREE MONTHS ENDED                   Six Months Ended
                                                           ------------------                   ----------------
                                                        June 30,          June 30,           June 30,          June 30,
                                                          1999              1998               1999              1998
                                                       -----------       -----------       -----------        -----------
                                                       (Unaudited)       (Unaudited)       (Unaudited)        (Unaudited)
Revenues:
      Resident and healthcare revenue..............     $10,009,314       $ 5,108,841       $19,911,991        $10,043,736
      Rental and lease income......................       1,102,271         1,063,469         2,195,042          2,130,970
      Unaffiliated management services revenue.....         644,849           569,875         1,342,253          1,207,803
      Affiliated management services revenue.......         115,013           437,635           227,265            817,084
      Unaffiliated development fees................         294,896           307,553           847,499            778,271
      Affiliated development fees..................       3,496,250         1,515,270         6,301,335          2,154,982
      Other........................................         294,489           231,557           599,302            455,469
                                                        -----------       -----------       -----------        -----------
          Total revenues...........................      15,957,082         9,234,200        31,424,687         17,588,315

Expenses:
      Operating expenses...........................       6,022,986         3,556,435        11,991,007          7,312,415
      General and administrative expenses..........       2,249,766         1,717,563         4,355,951          3,425,378
      Depreciation and amortization................       1,133,488           563,326         2,254,201          1,123,498
                                                        -----------       -----------       -----------        -----------
          Total expenses...........................       9,406,240         5,837,324        18,601,159         11,861,291
                                                        -----------       -----------       -----------        -----------

Income from operations.............................       6,550,842         3,396,876        12,823,528          5,727,024

Other income (expense):
      Interest income..............................       1,659,757         1,103,070         3,392,372          2,195,889
      Interest expense.............................      (1,490,103)         (181,912)       (2,968,530)          (359,889)
                                                        -----------       -----------       -----------        -----------
Income before income taxes and minority interest in
      consolidated partnerships....................       6,720,496         4,318,034        13,247,370          7,563,024
Provision for income taxes.........................      (2,473,306)       (1,664,493)       (4,988,493)        (2,896,745)
                                                        -----------       -----------       -----------        -----------
Income before minority interest in consolidated           4,247,190         2,653,541         8,258,877          4,666,279
      partnerships.................................
Minority interest in consolidated partnerships.....        (264,169)         (142,960)         (423,478)          (229,532)
                                                        -----------       -----------       -----------        -----------
Net income.........................................     $ 3,983,021       $ 2,510,581       $ 7,835,399        $ 4,436,747
                                                        ===========       ===========       ===========        ===========

Net income per share:
      Basic and diluted............................     $      0.20       $      0.13       $      0.40        $      0.23
                                                        -----------       -----------       -----------        -----------
      Weighted average shares outstanding..........      19,717,347        19,717,347        19,717,347         19,717,347
                                                        ===========       ===========       ===========        ===========


                             See accompanying notes.


                                         CAPITAL SENIOR LIVING CORPORATION

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                  -------------------------
                                                                                   1999               1998
                                                                                -----------        -----------
                                                                                (UNAUDITED)        (UNAUDITED)
OPERATING ACTIVITIES
Net income.............................................................        $ 7,835,399         $ 4,436,747
Adjustments to reconcile net income to net
  cash provided by operating activities:
      Depreciation and amortization....................................          2,254,202           1,123,498
      Amortization of deferred financing charges.......................            302,057                  --
      Minority interest in consolidated partnerships...................            423,478             229,532
      Deferred tax expense.............................................            201,820             201,820
      Deferred income from affiliated..................................            851,432                  --
      Deferred income..................................................             83,916             139,989
      Changes in operating assets and liabilities, net of acquisitions:
          Accounts receivable..........................................           (994,797)           (365,642)
          Accounts receivable from affiliates..........................         (5,816,824)         (1,878,954)
          Interest receivable..........................................           (373,615)                 --
          Prepaid expenses and other...................................             60,159              54,264
          Other assets and due to affiliates...........................         (1,231,228)            106,854
          Federal and state income taxes...............................         (2,264,758)           (398,303)
          Accounts payable and accrued expenses........................           (883,828)            122,047
          Customer deposits............................................            (10,895)             37,052
                                                                               -----------         -----------
Net cash provided by operating activities..............................            436,518           3,808,904
Investing Activities
Capital expenditures...................................................         (1,242,578)         (2,871,310)
Advances to affiliates.................................................        (15,980,979)         (4,976,205)
Distribution from (investments in) limited partnerships................            511,029          (1,944,586)
                                                                               -----------         -----------
Net cash used in investing activities..................................        (16,712,528)         (9,792,101)
FINANCING ACTIVITIES
Proceeds from notes payable and line of credit.........................             48,917           3,146,582
Repurchase of HCP limited partnership interests........................           (216,389)           (144,791)
Deferred loan charges paid.............................................           (169,774)            (59,061)
                                                                               -----------         -----------
Net cash (used in) provided by financing activities....................           (337,246)          2,942,730
                                                                               -----------         -----------

Decrease in cash and cash equivalents..................................        (16,613,256)         (3,040,467)
Cash and cash equivalents at beginning of period.......................         35,827,270          48,125,225
                                                                               -----------         -----------
Cash and cash equivalents at end of period.............................        $19,214,014         $45,084,758
                                                                               ===========         ===========

Supplemental disclosures:
Cash paid during the period for:
       Interest........................................................        $ 2,670,544         $   339,715
                                                                               ===========         ===========
       Income taxes....................................................        $ 7,056,182         $ 2,890,993
                                                                               ===========         ===========

                             See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


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

The accompanying consolidated balance sheet, as of December 31, 1998, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 1998, and the accompanying unaudited consolidated financial statements, as of June 30, 1999 and 1998, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1999 and 1998, results of operations for the three and six months ended June 30, 1999 and 1998, respectively, and cash flows for the six months ended June 30, 1999 and 1998. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results for the year ending December 31, 1999.

         2.   TRANSACTIONS WITH AFFILIATES

Effective April 1, 1998, the Company obtained a 19% limited partnership interest in Triad Senior Living I, L.P. ("Triad") for $330,243 in cash. The Company is accounting for this investment under the equity method of accounting based on the provisions of the Triad I partnership agreement. The Company is developing senior living communities for Triad I. Additionally, the Company loaned money to Triad I pursuant to an unsecured loan facility not to exceed $10,000,000, which was increased to $13,000,000 on March 31, 1999 and further increased to $15,000,000 on June 30, 1999. The principal is due March 13, 2003. The first draw under this loan facility was made on March 12, 1998. Interest is due quarterly at 8% per annum. This loan may be prepaid without penalty. At June 30, 1999, $13,196,930 has been advanced to Triad I under this facility. The Company has deferred

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 9999
                                   (UNAUDITED)

interest income and development fees from Triad I of $146,598, and $351,721, respectively, as of June 30, 1999.

Effective September 23, 1998, the Company obtained a 19% limited partnership interest in Triad Senior Living II, L.P. ("Triad II") for $74,100 in cash. The Company is accounting for this investment under the equity method of accounting based on the provisions of the Triad II partnership agreement. The Company is developing senior living communities for Triad II. Additionally, the Company loaned money to Triad II pursuant to an unsecured loan facility not to exceed $7,000,000, which was increased to $10,000,000 on January 15, 1999. The principal is due September 25, 2003. The first draw under this loan facility was made on September 25, 1998. Interest is due quarterly at 10.5% per annum. This loan may be prepaid without penalty. At June 30, 1999, $5,361,115 has been advanced to Triad II under this loan facility. The Company has deferred interest income and development fees from Triad II of $45,730 and $141,871, respectively, as of June 30, 1999.

Effective November 10, 1998, the Company obtained a 19% limited partnership interest in Triad Senior Living III, L.P. ("Triad III") for $142,500 in cash. The Company is accounting for this investment under the equity method of accounting based on the provisions of the Triad III partnership agreement. The Company is developing senior living communities for Triad III. Additionally, the Company loaned money to Triad III pursuant to an unsecured loan facility not to exceed $10,000,000. The principal is due February 8, 2004. The first draw under this loan facility was made on February 9, 1999. Interest is due quarterly at 10.5% per annum. This loan may be prepaid without penalty. At June 30, 1999, $5,725,812 has been advanced to Triad III under this loan facility. The Company has deferred interest income and development fees from Triad III of $32,292 and $272,935, respectively, as of June 30, 1999.

Effective December 22, 1998, the Company obtained a 19% limited partnership interest in Triad Senior Living IV, L.P. ("Triad IV") for $142,500 in cash. The Company is accounting for this investment under the equity method of accounting based on the provisions of the Triad IV partnership agreement. The Company is developing senior communities for Triad IV. Additionally, the Company loaned money to Triad IV pursuant to an unsecured loan facility not to exceed $10,000,000. The principal is due December 30, 2003. The first draw under this loan facility was made on December 20, 1998. Interest is due quarterly at 10.5% per annum. This loan may be prepaid without penalty. At June 30, 1999, $3,425,283 has been advanced to Triad IV under this loan facility. The Company has deferred interest income and development fees from Triad IV of $19,038 and $233,829, respectively, as of June 30, 1999.

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 9999
                                   (UNAUDITED)

The management agreements with the Triad entities provide the Company with an option to purchase the communities developed by the Triad entities upon their completion for an amount equal to the fair market value (based on a third-party appraisal but not less than hard and soft costs and lease-up costs). The Company also can purchase the partnership interests of the non-Company partners for an amount equal to the amount such party paid for its interest, plus noncompounded interest at 12% per annum. The Company has no commitments or obligations to acquire any properties or additional partnership interests. Also, the Company has no commitments relating to any of the secured loan facilities of any of the above Triad entities, except that the Company provides, to the Triad entities, a guarantee of its subsidiaries' development agreement and management agreement, which includes an operating deficit obligation. These guarantees have been collaterally assigned to the Triad entities' lenders.


         3.   NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share considers the dilutive effect of outstanding options calculated using the treasury stock method.

The average daily price of the common stock during the first half of 1999 did not exceed the exercise price of the options, and therefore, the options are not considered dilutive for purposes of calculating diluted net income per share.

         4.   CONTINGENCIES

On or about October 23, 1998, Robert Lewis filed a putative class action complaint on behalf of certain holders of assignee interests (the "Assignee Interests") in NHP Retirement Housing Partners I Limited Partnership ("NHP") in the Delaware Court of Chancery against NHP, the Company, Capital Senior Living Properties 2-NHPCT, Inc. and Capital Realty Group Senior Housing, Inc. (collectively, the "Defendants"). Mr. Lewis purchased ninety Assignee Interests in February 1993 for $180. The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the NHP Partnership Agreement in connection with the sale of four properties by NHP to Capital Senior Living Properties 2-NHPCT, Inc. The complaint seeks, among other relief, rescission of the sale of those properties and unspecified damages. The Company believes the complaint is without merit and is vigorously defending itself in this action. The Company has filed a Motion to Dismiss in this case, which is currently pending.

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 9999
                                   (UNAUDITED)

The Company has pending claims incurred in the normal course of business, which, in the opinion of management, based on the advice of legal counsel, will not have a material effect on the financial statements of the Company.


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

The Company, ILM Senior Living, Inc. and ILM II Senior Living, Inc. entered into a letter agreement, dated July 28, 1999, agreeing to amend both Agreements and Plans of Merger in the following respects: (i) the aggregate merger consideration to be paid in the mergers will be increased to approximately $176 million, including approximately $4 million of net liabilities; (ii) ILM Senior Living, Inc. and ILM II Senior Living, Inc. shareholders will be entitled to elect to receive consideration for their shares entirely in cash or may elect to receive up to 35% of the consideration in the form of the 8% convertible trust preferred securities; and (iii) the outside termination date of the Agreements and Plans of Merger will be extended to September 30, 2000. The execution and delivery of the amended Agreements and Plans of Merger will be subject to the approval of the Board of Directors of each of the Company, ILM Senior Living, Inc. and ILM II Senior Living, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The following discussion and analysis addresses (i) the Company's results of operations for the three and six months ended June 30, 1999 and 1998, respectively, and (ii) liquidity and capital resources of the Company and should be read in conjunction with the Company's consolidated financial statements contained elsewhere in this report.

The Company generates revenue from a variety of sources. For the three months ended June 30, 1999, the Company's revenue was derived as follows: 62.7% from the operations of eleven owned senior living communities that are operated by the Company; 6.9% from lease rentals for triple net leases of three skilled nursing communities and four physical rehabilitation centers; 4.7% from management fees arising from management services provided for three affiliate owned and operated senior living communities and fifteen third party owned and operated senior living communities; and 23.7% derived from development fees earned for managing the development and construction of new senior living communities for affiliated and unaffiliated third parties, including the Triad entities.

For the six months ended June 30, 1999, the Company's revenue was derived as follows: 63.4% from the operation of eleven owned senior living communities that are operated by the Company; 7.0% from lease rentals from triple net leases of three skilled nursing communities and four physical rehabilitation centers; 5.0% from management fees arising from management services provided for three affiliate owned and operated senior living communities and fifteen third party owned and operated senior living communities; and 22.8% derived from development fees earned for managing the development and construction of new senior living communities for third parties, including the Triad entities.

The Company believes that the factors affecting the financial performance of communities managed under contracts with third parties do not vary substantially from the factors affecting the performance of owned and leased communities, although there are different business risks associated with these activities. The Company's third-party management fees are primarily based on a percentage of gross revenues. As a result, the cash flows and profitability of such contracts to the Company are more dependent on the revenues generated by such communities and less dependent on net cash flow than for owned communities. Further, the Company is not responsible for capital investments in managed communities. While the management contracts are generally terminable only for cause, in certain cases the contracts can be terminated upon the sale of a community, subject to the Company's rights to offer to purchase such community.

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

The Company's development fees are generally based upon a percentage of construction costs and are earned over the period commencing with the initial development activities and ending with the opening of the community. As of June 30, 1999, development fees have been earned for services performed on 46 communities under development or expansion for third parties.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

The following tables set forth for the periods indicated, selected statements of income data in thousands of dollars and expressed as a percentage of total revenues.


                                                  THREE MONTHS ENDED                         Six Months Ended
                                                       JUNE 30,                                  June 30,
                                      ------------------------------------------     ----------------------------------------
                                              1999                  1998                    1999                  1998
                                      --------------------  --------------------     -------------------    -----------------
                                        $             %          $          %           $           %          $           %
                                      --------    --------  --------    --------     --------   --------    -------- --------
Revenues:
     Resident and healthcare revenue  $ 10,009      62.7%     $5,109       55.3%     $19,912      63.4%     $10,044      57.1%
     Rental and lease income......       1,102        6.9      1,063        11.5       2,195        7.0       2,131       12.1
     Unaffiliated management servic
          revenue.................         645        4.0        570         6.2       1,342        4.3       1,208        6.9
     Affiliated management services
     revenue .....................         115        0.7        438         4.7         227        0.7         817        4.6
     Unaffiliated development fees         295        1.8        307         3.3         848        2.7         778        4.4
     Affiliated development fees..       3,496       21.9      1,515        16.4       6,302       20.1       2,155       12.3
     Other .......................         295        1.8        232         2.5         599        1.9         455        2.6
                                      --------     ------     ------      ------     -------     ------     -------     ------
     Total revenue................      15,957      100.0      9,234       100.0      31,425      100.0      17,588      100.0

Expenses:
     Operating expenses...........       6,023       37.7      3,556        38.5      11,991       38.2       7,312       41.6
     General and administrative expenses 2,250       14.1      1,718        18.6       4,356       13.9       3,425       19.5
     Depreciation and amortization       1,133        7.1        563         6.1       2,254        7.2       1,124        6.4
                                      --------     ------     ------      ------     -------     ------     -------     ------
             Total expenses.......       9,406       58.9      5,837        63.2      18,601       59.2      11,861       67.4
                                      --------     ------     ------      ------     -------     ------     -------     ------

Income from operations ...........       6,551       41.1      3,397        36.8      12,824       40.8       5,727       32.6

Other income (expense):
     Interest income..............       1,659       10.4      1,103        11.9       3,392       10.8       2,196       12.5
     Interest expense.............      (1,490)      (9.3)      (182)       (2.0)     (2,969)      (9.4)       (360)      (2.0)
                                      --------     ------     ------      ------     -------     ------     -------     ------
     Income before income taxes and
          minority interest in
          consolidated partnerships      6,720       42.1      4,318        46.8      13,247       42.2       7,563       43.0
     Provision for income taxes...      (2,473)     (15.5)    (1,664)      (18.0)     (4,988)     (15.9)     (2,897)     (16.5)
                                      --------     ------     ------      ------     -------     ------     -------     ------
Income before minority interest in
          consolidated partnerships      4,247       26.6      2,654        28.7       8,259       26.3       4,666       26.5
     Minority interest in consolidated
         partnership..............        (264)      (1.7)      (143)       (1.5)       (424)      (1.3)       (229)      (1.3)
                                      --------     ------     ------      ------     -------     ------     -------     ------
Net income........................     $ 3,983       25.0%    $2,511        27.2%    $ 7,835        4.9%    $ 4,437       25.2%
                                      ========     ======     ======      ======     =======     ======     =======     ======


THREE  MONTHS  ENDED JUNE 30, 1999  COMPARED TO THE THREE  MONTHS ENDED JUNE 30,
1998

Revenues. Total revenues were $15,957,000 in the three months ended June 30, 1999 compared to $9,234,000 for the three months ended June 30, 1998, representing an increase of $6,723,000 or 72.8%. The primary components of this increase were increases in resident and healthcare revenue of $4,900,000 and development fee revenue of $1,981,000, offset by a decrease in affiliated management services revenue of $323,000. The increase in resident and healthcare revenue reflects revenue from six communities that were acquired in the third and fourth quarters of 1998. The increase in development fee revenue reflects the addition of 25 development contracts for managing the development and construction of new senior living communities owned by third parties.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Expenses. Total expenses of $9,406,000 in the second quarter of 1999 compared to $5,837,000 in the second quarter of 1998, representing an increase of $3,569,000 or 61.1%. This increase is primarily due to the acquisition of six communities in 1998.

Other income and expense. Other income and expense decreased $752,000 due to an increase in interest income of $556,000 offset by an increase in interest expense of $1,308,000. Interest income increased primarily as a result of an increase in interest earned, from loans to Triad I, Triad II, Triad III and Triad IV along with investment income from NHP notes due to the partial redemption of the NHP notes and payment of deferred interest. Interest expense increased due to the financing of the acquisition of the six communities acquired in 1998 and the funding of loans to Triad I, Triad II, Triad III and Triad IV.

Provision for income taxes. Provision for income taxes in the second quarter of 1999 was $2,473,000 or 38.3% of income before taxes, compared to $1,664,000 or 39.9% of income before taxes in the second quarter of 1998. The effective tax rates for the second quarter of 1999 and 1998, differ from the statutory tax rates because of state income taxes and certain permanent tax differences.

Minority interest. Minority interest increased $121,000 primarily due to the increase in net income at HealthCare Properties, L.P. ("HCP").

Net income. As a result of the foregoing factors, net income increased $1,472,000 to $3,983,000 for the three months ended June 30, 1999, as compared to $2,511,000 for the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

Revenues. Total revenues were $31,425,000 in the six months ended June 30, 1999 compared to $17,588,000 for the six months ended June 30, 1998, representing an increase of $13,837,000, or 78.7%. The primary components of this increase were increases in resident and healthcare revenue of $9,868,000 and development fee revenue of $4,217,000, offset by a decrease in affiliated management services revenue of $590,000. The increase in resident and healthcare revenue reflects revenue from six communities that were acquired in the third and fourth quarters of 1998. The increase in development fee revenue reflects the addition of 25 development contracts for managing the development and construction of new senior living communities owned by third parties.

Expenses. Total expenses of $18,601,000 in the six months ended June 30, 1999 compared to $11,861,000 in the six months ended June 30, 1998, representing an increase of $6,740,000 or 56.8%. This increase is primarily due to the acquisition of six communities in 1998.

Other income and expense. Other income and expense decreased $1,413,000 in the first six months of 1999 due to an increase in interest income of $1,196,000 offset by an increase in interest expense

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


of $2,609,000. Interest income increased primarily as a result of an increase in interest earned from loans to Triad I, Triad II, Triad III and Triad IV along with investment income from NHP notes due to the partial redemption of the NHP notes and payment of deferred interest. Interest expense increase due to the financing of the acquisition of the six communities acquired in 1998 and the funding of loans to Triad I, Triad II, Triad III and Triad IV.

Provision for income taxes. Provision for income taxes for the first six months of 1999 increased to $4,988,000 or 38.9% of income before taxes, compared to $2,987,000 or 39.5% of income before taxes in the first six months of 1998. The effective tax rates for the first six months of 1999 and 1998 differ from the statutory tax rates because of state income taxes and certain permanent tax differences.

Minority interest. Minority interest increased $195,000 primarily due to the increase in income at HCP.

Net income. As a result of the foregoing factors, net income increased $3,398,000 to $7,835,000 for the six months ended June 30, 1999, as compared to $4,437,000 for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

In addition to approximately $19,214,000 of cash balances on hand as of June 30, 1999, the Company's principal sources of liquidity are expected to be cash flows from operations and amounts available for borrowing under its revolving line of credit, which was amended on April 8, 1999 to increase the commitment from $20 million to $34 million. The Company expects the funds available under its line of credit along with its net income and cash flow from operations to be sufficient to fund its short-term working capital requirements. The Company plans to refinance $47,700,000 of short-term variable rate debt to a long-term loan in the third quarter of fiscal 1999. The Company's long-term capital requirements, primarily for acquisitions, development and other corporate initiatives, will be dependent on the Company's ability to access additional funds through the debt and/or equity markets. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet its long-term capital requirements.

The Company derives the benefits and bears the risks attendant to the communities it owns. The cash flows and profitability of owned communities depends on the operating results of such communities and are subject to certain risks of ownership, including the need for capital expenditures, financing and other risks such as those relating to environmental matters.

The cash flows and profitability of the Company's owned communities that are leased to third parties depend on the ability of the lessee to make timely lease payments. At June 30, 1999, HCP was operating one of its properties and had leased seven of its owned properties under triple net leases

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


to third parties until year 2000 or 2001. Four of these properties are leased until year 2001 to HealthSouth Rehabilitation Corp. ("HealthSouth"), which provides acute spinal injury intermediate care at the properties which are still operating. HealthSouth closed one of these communities in 1994 and closed another community in February of 1997 due to low occupancy. HealthSouth has continued to make lease payments on a timely basis for all four properties. Effective August 5, 1999, HealthSouth agreed to transfer control of the two closed communities to HCP. HealthSouth agreed, however, to continue making its full lease payments to HCP with no reduction in payment. HCP will explore its options with regard to these two communities, including the possibility of a sale of these assets. Should the operators of the leased properties default on payment of their lease obligations prior to termination of the lease agreements, six of the seven lease contracts contain a continuing guarantee of payment and performance by the parent company of the operators, which the Company intends to pursue in the event of default. Following termination of these leases, the Company will either convert and operate the communities as assisted living and Alzheimer's care communities, sell the communities or evaluate other alternatives. HCP's communities' lessees are all current in their lease obligations to HCP, except the lessee for one community has notified HCP that it will be unable to make its full August 1999 lease payment. The lessee for another property (other than HealthSouth) continues to fund a deficit between the required lease payment and operator's cash flow.

The cash flows and profitability of the Company's third-party management fees are dependent upon the revenues and profitability of the communities managed. While the management contracts are generally terminable only for cause, in certain cases contracts can be terminated upon the sale of a community, subject to the Company's rights to offer to purchase such community.

The Company plans to continue to develop and acquire senior living communities. The development of senior living communities typically involves a substantial commitment of capital over a 12-month construction period during which time no revenues are generated, followed by a 12- to 14-month lease-up period.

Effective April 1, 1998, Tri Point Communities, L.P. ("Tri Point"), a limited partnership owned by the Company's founders (Messrs. Beck and Stroud ) and their affiliates, was organized and the interests of Messrs. Beck and Stroud were sold at their cost to Triad Senior Living, Inc. and its affiliates which are unrelated third parties. Tri Point was renamed Triad I. The new general partner of Triad I, owning 1%, is Triad Senior Living, Inc. The limited partners are Blake N. Fail (principal owner of Triad Senior Living, Inc.) owning 80%, and the Company, owning 19%. The development agreements between Triad I and the Company provide for a development fee of 4% to the Company, as well as reimbursement of expenses and overhead not to exceed 4%. Triad I has also entered into management agreements with the Company providing for management fees in an amount equal to the greater of 5% of gross revenues or $5,000 per month per community, plus overhead reimbursement not to exceed 1% of gross revenues and a $500 per unit lease up fee.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The Company has an option to purchase the partnership interests of Triad Senior Living, Inc. and Blake N. Fail for an amount equal to the amount such party paid for its interest, plus noncompounded interest of 12% per annum. The management agreements also provide the Company with an option to purchase the communities developed by Triad I upon their completion for an amount equal to the fair market value (based on a third-party appraisal but not less than hard and soft costs and, lease-up costs).

Triad I has entered into construction loan facilities aggregating  approximately
$50,000,000  to  fund  its  development   activities  and  a  take-out  facility
aggregating approximately $50,000,000.

During 1998, the Company agreed to loan Triad I up to $10,000,000. On June 30, 1999, the loan amount was amended to $15,000,000. The principal is due March 12, 2003. The first draw under this loan facility was made on March 12, 1998. Interest is due quarterly at 8% per annum. This loan may be prepaid without penalty. At June 30, 1999, approximately $13,197,000 has been advanced to Triad I under this loan facility.

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

Triad II has entered into construction and mini-perm loan facilities aggregating approximately $27,600,000 to fund its development activities.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


During the third quarter of 1998, the Company agreed to loan Triad II up to $7,000,000. On January 15, 1999, the loan amount was amended to up to $10,000,000. The principal is due September 25, 2003. The first draw under this loan facility was made on September 25, 1998.

Interest is due quarterly at 10.5% per annum. This loan may be prepaid without penalty. At June 30, 1999, approximately $5,361,000 has been advanced to Triad II under this loan facility.

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

Triad  III  has  entered  into   construction   and  mini-perm  loan  facilities
aggregating approximately $56,000,000 to fund its development activities.

During the fourth quarter of 1998, the Company agreed to loan Triad III up to $10,000,000. The principal is due February 8, 2004. Interest is due quarterly at 10.5% per annum. This loan may be prepaid without penalty. At June 30, 1999, approximately $5,726,000 had been advanced to Triad III under this loan facility.

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

Triad IV has commitments for loan facilities aggregating up to $27,000,000 (and is currently negotiating for an additional $23,000,000) to fund its development activities.

During the fourth quarter of 1998, the Company agreed to loan Triad IV up to $10,000,000. The principal is due December 30, 2003. The first draw under this loan facility was made on December 30, 1998. Interest is due quarterly at 10.5% per annum. This loan may be prepaid without penalty. At June 30, 1999, approximately $3,425,000 has been advanced to Triad IV under this loan facility.

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

Based on ongoing assessments, the Company has developed a program to modify or replace significant portions of its software and certain hardware, which are generally PC-based systems, so that those systems will properly recognize and utilize dates beyond December 31, 1999. The Company has substantially completed software reprogramming and software and hardware replacement as of June 30, 1999, with 100% completion targeted for September 30, 1999. The Company presently believes that these modifications and replacement of existing software and certain hardware will mitigate the Year 2000 Issue. However, if such modifications and replacements are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. The Company estimates that the remaining cost to upgrade its computer equipment and to implement software updates required to be Year 2000 compliant will be under $100,000.

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

Management of the Company believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Company has completed most but not all necessary phases of its Year 2000 program. In the event that the Company does not complete the current program or any additional phases, the Company could incur disruptions to its operations. In addition, disruptions in the economy generally resulting from Year 2000 Issues could also materially adversely affect the Company. The Company could be subject to litigation or computer systems failure. The amount of potential liability and cost cannot be reasonably estimated at this time.

The Company currently has no contingency plans in place in the event it does not complete all phases of its Year 2000 program. The Company plans to evaluate the status of completion in the Fall of 1999 and determine whether such a plan is necessary.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk is exposure to changes in interest rates on debt instruments. As of June 30, 1999, the company had $81,139,000 in outstanding debt comprised of various fixed and variable rate debt instruments of $13,331,000 and $67,808,000, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Changes in interest rates would affect the fair market value of the company's fixed rate debt instruments but would not have an impact on the Company's earnings or cash flows. Fluctuations in interest rates on the Company variable rate debt instruments, which are tied to either the LIBOR or the prime rate, would affect the Company's earnings and cash flows but would not affect the fair market value of the variable rate debt. For each percentage point change in interest rates the Company's annual interest expense would increase by approximately $758,000 based on its current outstanding variable debt. In the third quarter of 1999, the Company expects to convert $47,700,000 of its variable rate debt to a fixed rate loan which will be based on the 10 year treasury rate on the date of the conversion plus an agreed to point spread.

The following table summarizes information on the Company's debt instruments outstanding as of June 30, 1999. The table presents the principal due and weighted average interest rates for the Company's various debt instruments by fiscal year. Weighted average variable interest rates are based on the Company's floating rate as of June 30, 1999.

                                            Interest Rate Risk
                   Principal Amount and Average Interest Rate by Expected Maturity Date
                                          (dollars in thousands)


                                     1999        2000       2001         2002       2003      Thereafter    Total    Fair Value
                                   --------  ---------- -----------  ---------- ----------- ------------- ---------- ----------
Long-term debt:
     Fixed rate debt              $   151        $343        $378     $   415        $456       $11,588    $13,331     $13,331
     Average interest rate            8.7%        8.7%        8.7%        8.7%        8.7%          8.6%

Variable rate debt                $   212        $333        $168           -           -             -    $   713     $   713
  Average interest rate               6.2%        6.2%        6.2%        0.0%        0.0%          0.0%

Short-term debt:
     Variable rate debt           $47,700           -           -           -           -             -    $47,700     $47,700
     Average interest rate            7.1%          -           -           -           -             -

Lines of credit:
     Variable rate debt                 -           -           -     $19,395           -             -    $19,395     $19,395
     Average interest rate              -           -           -         6.9%          -             -

Total Debt                                                                                                 $81,139     $81,139




PART II.      OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

On or about October 23, 1998, Robert Lewis filed a putative class action complaint on behalf of certain holders of assignee interests (the "Assignee Interests") in NHP Retirement Housing Partners I Limited Partnership ("NHP") in the Delaware Court of Chancery against NHP, the Company, Capital Senior Living Properties 2-NHPCT, Inc. and Capital Realty Group Senior Housing, Inc. (collectively, the "Defendants"). Mr. Lewis purchased ninety Assignee Interests in NHP in February 1993 for $180. The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the NHP Partnership Agreement in connection with the sale of four properties by NHP to Capital Senior Living Properties 2-NHPCT, Inc. The complaint seeks, among other relief, rescission of the sale of those properties and unspecified damages. The Company believes the complaint is without merit and is vigorously defending itself in this action. The Company has filed a Motion to Dismiss in this case, which is currently pending.

The Company has pending claims incurred in the normal course of business, which, in the opinion of management, based on the advice of legal counsel, will not have a material effect on the financial statements of the Company.

Item 2.       CHANGES IN SECURITIES (And use of proceeds)

The Company's initial Registration Statement on Form S-1, file No. 333-33379, was declared effective by the Securities and Exchange Commission on October 30, 1997 (the "Offering"). The Offering was managed by Lehman Brothers Inc., J. C. Bradford & Co., Donaldson, Lufkin & Jenrette Securities Corporation and Smith Barney Inc. A total of 10,350,000 shares of Common Stock, including 1,350,000 shares subject to an over-allotment option, were registered. The net proceeds to the Company from the sale of such shares were approximately $128,407,000, after deducting underwriting discounts and commissions of approximately $9,742,000 and Offering expenses of approximately $1,576,000 paid by the Company. From the effective date of the Registration Statement through the end date of the period covered by this report, the Company has used approximately $1,600,000 of the net proceeds of the Offering for expenses associated with the Offering. In addition, the Company used a portion of such net proceeds as follows: (i) approximately $70,800,000 to repay the indebtedness incurred by the Company to acquire assets (including construction in progress) in the transactions undertaken at the closing of the Offering (the "Formation Transactions"); (ii) approximately $18,100,000 to repay certain notes issued in conjunction with the Formation Transactions; (iii) approximately $5,800,000 to pay the balance of the purchase price to an affiliate related to the purchase of assets on the Formation Transactions; (iv) approximately $1,200,000 to repay indebtedness to affiliates;
(v) approximately $8,246,000 to acquire the four senior living communities from NHP; (vi) approximately $505,000 of such net proceeds to purchase land in Carmichael, California; and (vii) approximately $22,156,000 advanced to the Triad entities. There has not been a material change in the use of proceeds described in the Company's prospectus.

Item 3.               DEFAULTS UPON SENIOR SECURITIES



                  Not Applicable


Item 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable


Item 5.               OTHER INFORMATION

                  Not Applicable

Item 6.               EXHIBITS AND REPORTS ON FORM 8-K

               (A)  Exhibits:

                    10.1 Amended and Restated  Draw  Promissory  Note dated June
                         30, 1999 of Triad Senior Living I, L.P. in favor of Capital Senior Living Properties, Inc.

                    10.2 Amended  and  Restated  Draw  Promissory  Note  (Plano,
                         Texas) dated January 15, 1999 of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc.

                    10.3 Letter  Agreement dated July 28, 1999 among the Company and ILM Senior Living, Inc. and ILM II Senior Living, Inc.

                    27.1 Financial Data Schedule

               (B)  Reports on Form 8-K

                    None

                        CAPITAL SENIOR LIVING CORPORATION
                                  JUNE 30, 1999




Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capital Senior Living Corporation
(Registrant)


By:      /s/ Ralph A. Beattie
         --------------------
         Ralph A. Beattie
         Executive Vice President and Chief Financial Officer
         (Principal Financial Officer and Duly Authorized Officer)

Date:    August 13, 1999