Form 10-K/A
period 1998-12-31
CAPITAL SENIOR LIVING CORP
filed 1999-11-08
CIK 1043000

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K/A
(MARK ONE)
              |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

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

                         ------------------------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of 10,333,450 shares of the Registrant's Common Stock held by nonaffiliates, based upon the closing price of the Registrant's Common Stock as reported by the New York Stock Exchange on March 29, 1999 was approximately $72,313,150. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant. As of March 29, 1999, 19,717,347 shares of Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

================================================================================

     Capital Senior Living Corporation, a Delaware corporation (the "Company"), hereby amends and restates in their entirety Parts I and II of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 31, 1999.


                        CAPITAL SENIOR LIVING CORPORATION

                                                 TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                           NUMBER
                                                                                                         ----------
PART I
         ITEM 1.  BUSINESS........................................................................................1
         ITEM 2.  PROPERTIES.....................................................................................21
         ITEM 3.  LEGAL PROCEEDINGS..............................................................................22
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................23

PART II
         ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.................................................................................................24
         ITEM 6.  SELECTED FINANCIAL DATA........................................................................26

         ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS...................................................................................28
         ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          .......................................................................................................40
         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................41
         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE....................................................................................41

SIGNATURES.......................................................................................................42


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

         As part of the Formation Transactions, Messrs. Beck and Stroud contributed all of the capital stock of Capital Senior Living, Inc., Capital Senior Management 1, Inc., Capital Senior Management 2, Inc., Capital Senior Development, Inc., and, with Mr. Cohen, of Quality Home Care, Inc. (the "Contributed Entities") to the Company in exchange for the issuance of 7,687,347 shares of common stock and the issuance of separate non-interest bearing notes to Messrs. Beck, Stroud and Cohen in the aggregate principal amount of $18,076,380 (collectively, the "Formation Note"). The number of shares of common stock issued and the principal amount of the Formation Note were established by the Company in connection with the Formation based on an assessment of the value of the Contributed Entities and the value of the Acquired Assets (as defined below). The Formation Note was repaid from net proceeds of the Offering. The primary assets of the Contributed Entities consisted of third-party management contracts, development contracts and a home care agency.

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

Continue to Provide Broad Range of High-Quality Personalized Care

         Central to the Company's operating strategy is its focus on providing high-quality care and services that are personalized and tailored to meet the individual needs of each community resident. The Company's residences and services are designed to provide a broad range of care that permits residents to "age in place" as their needs change and as they develop further physical or cognitive frailties. By creating an environment that maximizes resident autonomy and provides individualized service programs, the Company seeks to attract seniors at an earlier stage, before they need the higher level of care provided in a skilled nursing facility. The Company also maintains a comprehensive quality assurance program designed to ensure the satisfaction of its residents and their family members. The Company conducts annual resident satisfaction surveys, which allow the residents at each community to express whether they are "very satisfied," "satisfied" or "dissatisfied" with all major areas of a community - housekeeping, maintenance, activities and transportation, food service, security and management. In 1998 and 1997, the Company achieved a 95% and 96% overall approval rating (satisfied or very satisfied), respectively, from its residents in this polling of its residents' satisfaction.

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

Emphasize Employee Training and Retention

         The Company devotes special attention to the hiring, screening, training, supervising, and retention of its employees and caregivers to ensure that quality standards are achieved. In addition to the normal on-site training, the Company conducts annual national management meetings and encourages sharing of expertise among managers. The Company's commitment to the total quality management concept is emphasized throughout its training program. This commitment to the total quality management concept means identification of the "best practices" in the senior living market and communication of those best practices to our executive directors and their staff. The identification of best practices is realized by a number of means, including, emphasis on regional and executive directors keeping up with professional trade journals; interaction with other professionals and consultants in the senior living industry through seminars, conferences, and consultations; visits to other properties; leadership and participation at national and local trade organization events; as well as information derived from marketing studies and resident satisfaction surveys. This information is continually processed by regional managers and the executive directors and communicated to the Company's employees as part of their training. The Company believes its commitment to and emphasis on employee training and retention differentiates the Company from many of its competitors.

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

Skilled Nursing Services

         In its skilled nursing facilities, the Company provides traditional long-term care through 24-hour per day skilled nursing care by registered nurses, licensed practical nurses and certified nursing assistants. The Company also offers a comprehensive range of restorative nursing and rehabilitation services in its communities including, but not limited to, physical, occupational, speech and medical social services. As of December 31, 1998, the Company had ownership interests in seven facilities and managed an additional facility which provides nursing services, with an aggregate capacity for 746 and 60 residents, respectively.

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

OPERATING COMMUNITIES

         The table below sets forth certain information with respect to the independent, senior living, and continuum of care communities owned, leased, and managed by the Company as of December 31, 1998. The Company is expanding certain of these communities, primarily to add assisted living units. See "Growth Strategies - Expand Existing Communities." These expansions, along with the availability of private pay home care services, allow the Company to broaden its continuum of care services to allow residents to age in place.




                                                        RESIDENT CAPACITY (1)
                                                                                       COMMENCEMENT                   OCCUPANCY
                                                                              OWNER-        OF              DATE       RATE AT
        COMMUNITY             LOCATION           IL     AL     SN    TOTAL   SHIP(2)   OPERATIONS (3)       BUILT     12-31-98
       -----------           ----------         ----   ----   ----   -----   -------   --------------   ------------  ---------

OWNED:
  Amberleigh.............   Buffalo, NY          365    29     --      394     33%         1/92            1989           95%
  Atrium of Carmichael...   Sacramento, CA       156    --     --      156    100%         1/92            1984           97%
  Cambridge Nursing
    Home.................   Cambridge, MA         --    --    120      120     57%         7/93            1967           90%
  Canton Regency.........   Canton, OH           164    34     50      248    100%         3/91            1987           96%
  Cottonwood Village.....   Cottonwood, AZ       135    47     --      182    100%         3/91            1985           54%(5)
  Crosswood Oaks.........   Sacramento, CA       127    --     --      127    100%         1/92            1978           95%
  Gramercy Hill..........   Lincoln, NE          101    59     --      160    100%        10/98            1985           98%
  Harrison at Eagle Valley  Indianapolis, IN     138    --     --      138    100%         3/91            1985           99%(7)
  Heatherwood............   Detroit, MI          188    --     --      188    100%         1/92            1986           92%
  Tesson Heights.........   St Louis, MO         140    58     --      198    100%        10/98            1986           98%
  Towne Centre...........   Merrillville, IN     165    34     64      263    100%         3/91                           96%
  Veranda Club...........   Boca Raton, FL       235    --     --      235    100%         1/92            1987           89%
                                              ------  ----   ----    -----                                              ------
    Subtotal.............                      1,914   261    234    2,409                                                94%

OWNED AND LEASED TO
  OTHERS:
  Cane Creek.............   Martin, TN            --     8     36       44     57%         7/93            1985          100%(4)
  Cedarbrook.............   Nashville, TN         --    42     --       42     57%         7/93            1985          100%(4)
  Crenshaw Creek.........   Lancaster, SC         --    36     --       36     57%         7/93            1988          100%(4)
  Hearthstone............   Austin, TX            --    --    120      120     57%         7/93            1988          100%(4)
  McCurdy................   Evansville, IN        --    --    236      236     57%         7/93            1916          100%(4)
  Sandybrook.............   Orlando, FL           --    36     --       36     57%         7/93            1985          100%(4)
  Trinity Hills..........   Fort Worth, TX        --    --    120      120     57%         7/93            1971          100%(4)
                                              ------  ----   ----    -----
    Subtotal.............                         --   122    512      634

MANAGED:
  Buckner Parkway Place..   Houston, TX          243    82     60      385                 1/98            1998           89%(5)
  Buckner Westminster
    Place................   Longview, TX         117    --     --      117                 6/96            1996           99%(8)
  Crown Pointe...........   Omaha, NE            163    --     --      163                 8/96            1984           99%(8)
  Crown Villa............   Omaha, NE             --    73     --       73                 8/96            1992           99%(8)
  Independence Village...   East Lansing, MI     162    --     --      162                 8/96            1989           91%(8)
  Independence Village...   Peoria, IL           173    --     --      173                 8/96            1990           99%(8)
  Independence Village...   Raleigh, NC          155    22     --      177                 8/96            1991           93%(8)
  Independence Village...   Winston-Salem, NC    145    16     --      161                 8/96            1986           94%(8)
  Overland Park Place....   Kansas City, KS      126    25     --      151                 8/96            1994           99%(8)
  The Palms..............   Fort Myers, FL       235    20     --      255                 8/96            1988           94%(8)
  Rio Las Palmas.........   Stockton, CA         142    50     --      192                 8/96            1988           95%(8)
  Sedgwick Plaza.........   Wichita, KS          117    54     --      171                 8/96            1984           93%(8)
  Villa at Riverwood.....   St. Louis, MO        140    --     --      140                 8/96            1986           96%(8)
  Villa Santa Barbara....   Santa Barbara, CA     87    38     --      125                 8/96            1979           99%(8)
  West Shores............   Hot Springs, AR      135    32     --      167                 8/96            1986           96%(8)
                                              ------  ----   ----    -----                                               ------
    Subtotal/Average.....                      2,140   412     60    2,612                                                95%
                                              ------  ----   ----    -----                                               ------

    Grand Total..........                      4,054   795    806    5,655                                                95%(6)
                                              ======  ====   ====    =====                                               ======

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

         Six of the 34 senior living communities referred to in the table below will be Waterford communities developed pursuant to an arrangement with Triad Senior Living III, L.P. ("Triad III"), a limited partnership owned 19% by the Company and 81% by unrelated third parties. Triad III will pay development and management fees to the Company for development and management services and the Company will have options to purchase the partnership interests in Triad III of the non-Company partners and to purchase the communities upon their completion during the term of the management contracts. Triad III will be responsible for funding and obtaining financing for the construction and lease-up costs. The Company has made available to Triad III, an unsecured credit facility not to exceed $10 million. These communities will have an aggregate capacity for approximately 816 residents at an aggregate estimated cost of completion and lease-up of approximately $50 million to $60 million.

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

         The development agreements between each Triad entity and the Company provide for a development fee of 4%, plus reimbursements for expenses and overhead not to exceed 4%. The Triad entities also enter into management agreements with the Company providing for management fees to the Company in an amount equal to the greater of 5% of gross revenues or $5,000 per month per community, plus overhead reimbursements not to exceed 1% of gross revenues. Under each Triad partnership agreement, the Company has an option to purchase the partnership interests of the non- Company partners for an amount equal to the amount such party paid for its interest, plus noncompounded interest of 12% per annum. The property management agreements also provide the Company with an option to purchase the communities developed by the Triad entities upon their completion for an amount equal to the fair market value (based on a third-party appraisal but not less than hard and soft costs and lease-up costs). The Company has made no determination as to whether it will exercise its purchase options. The Company will evaluate the possible exercise of each purchase option based upon the business and financial factors which may exist at the time those options may be exercised.

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

         As of December 31, 1998, there were 34 communities under development. Seven of these communities (Beaumont, Texas; Mesquite, Texas; Libertyville, Illinois; Naperville, Illinois; Trumbull, Connecticut; Summit, New Jersey; and Georgetown, Texas) were being developed for third parties where the Company will manage these communities under management agreements and has no equity interest and 27 of these communities were being developed with the Triad entities where the Company will manage these communities under management agreements and where the Company has a 19% limited partner interest in each of the Triad entities. The table below summarizes information regarding those developments which the Company expects to be completed through 2000.



                                                           RESIDENT CAPACITY(1)
LOCATION OF DEVELOPMENT                                ----------------------------------------------
-----------------------         SCHEDULED
PROJECTS:                       COMPLETION               IL      AL    SN     TOTAL        STATUS(2)
---------                       ----------               --      --    --    ------        ---------
San Antonio I, TX.............. 1st half 1999           136       -     -      136         Completed
Shreveport, LA................. 1st half 1999           136       -     -      136         Completed
Beaumont, TX (3)............... 2nd half 1999           124      46    30      200         Construction
Fort Worth, TX................. 2nd half 1999           174       -     -      174         Construction
Mesquite, TX................... 2nd half 1999           174       -     -      174         Construction
San Antonio II, TX............. 2nd half 1999           136       -     -      136         Construction
Libertyville, IL (4)........... 1st half 2000           140       -     -      140         Construction
Mesquite, TX (5)............... 1st half 2000             -     105     -      105         Construction
Naperville, IL (4)............. 1st half 2000           135       -     -      135         Construction
Oklahoma City, OK.............. 1st half 2000           136       -     -      136         Construction
Trumbull, CT (4)............... 1st half 2000           120      30     -      150         Construction






Baton Rouge, LA................ 1st half 2000           136       -     -      136         Development
Columbia, SC .................. 1st half 2000           136       -     -      136         Development
Crestview Hills, KY............ 1st half 2000           136       -     -      136         Development
Dayton, OH..................... 1st half 2000           136       -     -      136         Development
Deer Park, TX.................. 1st half 2000           136       -     -      136         Development
Fairfield, OH ................. 1st half 2000           136       -     -      136         Development
Gilbert, AZ.................... 1st half 2000           158       -     -      158         Development
Greenville, SC................. 1st half 2000           136       -     -      136         Development
Hilliard, OH................... 1st half 2000           136       -     -      136         Development
Jackson, MS.................... 1st half 2000           136       -     -      136         Development
Mansfield, OH ................. 1st half 2000           136       -     -      136         Development
North Richland Hills, TX ...... 1st half 2000           136       -     -      136         Development
Pantego, TX ................... 1st half 2000           136       -     -      136         Development
Plano, TX...................... 1st half 2000           156       -     -      156         Development
Richardson II, TX.............. 1st half 2000           136       -     -      136         Development
South Bend, IN ................ 1st half 2000           136       -     -      136         Development
Springfield, MO................ 1st half 2000           136       -     -      136         Development
Summit, NJ (4)................. 1st half 2000             -      90     -       90         Development
Des Moines, IA................. 2nd half 2000           136       -     -      136         Development
Georgetown, TX (3)............. 2nd half 2000           270      84    40      394         Development
Richardson I, TX .............. 2nd half 2000           176       -     -      176         Development
Richmond Heights, OH........... 2nd half 2000           164       -     -      164         Development
Tucson, AZ..................... 2nd half 2000           136       -     -      136         Development
                                                       ----     ---   ---     ----
    Total                                             4,647     355    70    5,072
                                                      =====     ===    ==    =====

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

         The table below summarizes information regarding the expansion of certain of the Company's existing senior living communities as of December 31, 1998.




                                                                            RESIDENT CAPACITY (1)
                                                               SCHEDULED    ---------------------
 COMMUNITY                                  LOCATION          COMPLETION      IL    AL     TOTAL       STATUS(2)
 ---------                                  --------         -------------    --    --     -----       ---------
Buckner Westminister Village.............. Longview, TX      2nd half 1999    24    30       54       Construction
Canton Regency............................ Canton, OH        2nd half 1999     -    62       62       Construction (3)
Towne Centre.............................. Merrillville, IN  2nd half 1999     -    60       60       Construction (3)
Crown Point............................... Omaha, NE         1st half 2000    72     -       72       Development
Crown Villa............................... Omaha, NE         1st half 2000     -    24       24       Development
Independence Village...................... East Lansing, MI  1st half 2000     -    60       60       Development
Independence Village...................... Raleigh, NC       1st half 2000     -    50       50       Development
The Heatherwood........................... Southfield, MI    1st half 2000     -    50       50       Development (4)
The Palms................................. Ft Myers, FL      1st half 2000     -    52       52       Development
The Amberleigh at Woodside Farms.......... Williamsville, NY 2nd half 2000     -    80       80       Development
                                                                              --   ---      ---
         Total                                                                96   468      564
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

Quality Assurance

         Quality assurance programs are coordinated and implemented by the Company's corporate and regional staff. The Company's quality assurance is targeted to achieve maximum resident and resident family member satisfaction with the care and services delivered by the Company. The Company's primary focus in quality control monitoring includes routine in- service training and performance evaluations of care givers and other support employees. Additional quality assurance measures include:

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

         In the case of new development, the corporate and regional staff develop a comprehensive community outreach program that is implemented at the start of construction. A marketing pre-lease program is developed and on-site marketing staff are hired and trained to begin the program implementation six to nine months prior to the community opening. Extensive use of media to include radio, television, print, direct mail and telemarketing is implemented during this pre- lease phase.

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

EXECUTIVE OFFICERS AND KEY EMPLOYEES

         The following table sets forth certain information concerning each of the Company's executive officers and key employees as of December 31, 1998:

NAME                                        AGE     POSITION(S) WITH THE COMPANY
----                                        ---     ----------------------------
Jeffrey L. Beck........................     53      Co-Chairman and Chief Executive Officer
James A. Stroud........................     48      Co-Chairman, Chief Operating Officer and Secretary
Lawrence A. Cohen......................     45      Vice Chairman and Chief Financial Officer
Keith N. Johannessen...................     42      President
Rob L. Goodpaster......................     45      Vice President -- National Marketing
David W. Beathard, Sr..................     51      Vice President -- Operations
David G. Suarez........................     46      Vice President -- Development
David R. Brickman......................     40      Vice President and General Counsel
Kathleen L. Granzberg..................     37      Controller -- Corporate
Robert F. Hollister....................     43      Controller -- Property


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


              YEAR                      HIGH                 LOW
---------------------------------     --------          ------------
1997

   Fourth Quarter................     $ 171/2           $   9 13/16

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


                                                                             YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------------------
                                          1998             1997            1996               1995            1994
                                      -----------       ---------     ------------        ------------      --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

Statements of Income Data:
     Revenues:
      Resident and health care
         revenue.............            $24,790          $21,207        $13,692            $13,238          $12,761
      Rental and lease income              4,282            4,276          1,101              1,231            1,235
      Unaffiliated management
          services revenue...              2,465            1,920            801                  -                -
      Affiliated management
          services revenue...              1,327            1,378          2,708              2,778            3,113
      Unaffiliated development
          fees...............              1,234              804            673                  -                -
      Affiliated development fees          7,473              173              -                  -                -
      Other..................              1,197              952            924                871              800
                                        --------       ----------      ---------         ----------       ----------
          Total revenues.....             42,768           30,710         19,899             18,118           17,909
                                        --------        ---------       --------         ----------       ----------
     Expenses:
      Operating expenses.....             17,067           16,701         10,656             10,287           10,142
      General and administrative
          expenses(1)........              6,594            7,085          5,635              4,364            4,595
      Depreciation and
          amortization.......              2,734            2,118          1,481              1,776            1,707
                                        --------        ---------       --------         ----------       ----------
          Total expenses.....             26,395           25,904         17,772             16,427           16,444
                                        --------        ---------       --------         ----------       ----------
      Income from operations.             16,373            4,806          2,127              1,691            1,465
     Other income (expense):
          Interest income....              4,939            3,186            432                368              122
          Interest expense...             (1,922)          (2,022)          (221)              (278)            (261)
          Gain on sale of
             properties......                422                -            438                  -                -
      Equity in earnings on
            investments......                  -                -            459                  -                -
      Other..................                  -              440             42                  -              (16)
                                        --------        ---------       --------         ----------       ----------
      Income before income
         taxes and minority
         interest in consolidated
         partnerships........            19,812             6,410          3,277              1,781            1,310
      (Provision) benefit for
         income taxes(2).....            (7,476)             (793)             -                (18)            (130)
                                        --------        ---------       --------         ----------       ----------
      Income before minority
         interest in consolidated
         partnerships........            12,336             5,617          3,277              1,763            1,180
      Minority interest in
         consolidated
      partnerships...........              (379)           (1,936)        (1,224)              (760)            (634)
                                       ---------        ---------       --------         ----------       ----------
      Net income.............           $11,957          $  3,681       $  2,053             $1,003         $    546
                                       =========        =========       ========         ==========       ==========

      Net income per share:
      Basic and Diluted......           $  0.61          $   0.33
                                       =========        =========
      Weighted average
         shares outstanding..             19,717           11,150
                                       =========        =========
      Pro forma net income
         data (unaudited)(3):
      Net income.............                            $  3,681       $  2,053
      Pro forma income taxes.                                (965)          (811)
                                                        ---------       --------
      Pro forma net income...                            $  2,716       $  1,242
                                                        =========       ========





                                                                            AT DECEMBER 31,
                                                 -------------------------------------------------------------------
                                                 1998              1997          1996           1995            1994
                                                 ----              ----          ----           ----            ----
                                                                           ($ IN THOUSANDS)
Balance Sheet Data:
    Cash and cash equivalents                  $ 35,827         $ 48,125       $10,819        $10,017        $ 8,799
    Working capital                              (8,680)(4)       44,690         9,567          6,784          5,938
    Total assets                                205,267          117,371        33,203         29,747         29,913
    Long-term debt, excluding current portion    32,671            7,575           201            337            177
    Equity                                      104,516           92,560        17,201         14,447         12,495

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


                                                                     YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------------------------------------

                                                       1998                         1997                       1996
                                       ----------------------------  -------------------------- ----------------------------
                                               $            %              $             %            $             %
                                       ------------- --------------  ------------- ------------ ------------- --------------
Revenues:
  Resident and health care revenue         $24,791         58.0%         $21,207        69.1%      $13,692          68.8%
  Rental and lease income                    4,281         10.0            4,276        13.9         1,101           5.5
  Unaffiliated management services revenue   2,465          5.8            1,920         6.2           801           4.0
  Affiliated management services revenue     1,327          3.1            1,378         4.5         2,708          13.6
  Unaffiliated development fees              1,234          2.9              804         2.6           673           3.4
  Affiliated development fees                7,473         17.5              173         0.6             -           0.0
  Other                                      1,197          2.7              952         3.1           924           4.7
                                           -------       ------          -------      ------       -------         -----
    Total revenues                          42,768        100.0           30,710       100.0        19,899         100.0
                                           -------       ------          -------      ------       -------         -----
Expenses:
  Operating expenses                        17,067         39.9           16,701        54.4        10,656          53.6
  General and administrative expenses        6,594         15.4            7,085        23.1         5,635          28.3
  Depreciation and amortization              2,734          6.4            2,118         6.9         1,481           7.4
                                           -------       ------          -------      ------       -------         -----
    Total expenses                          26,395         61.7           25,904        84.4        17,772          89.3
                                           -------       ------          -------      ------       -------         -----
Income from operations                      16,373         38.3            4,806        15.6         2,127          10.7
Other income (expense):
  Interest income                            4,939         11.5            3,186        10.4           432           2.2
  Interest expense                          (1,922)        (4.5)          (2,022)       (6.5)         (221)         (1.1)
  Gain on sale of properties                   422          1.0                -           -           438           2.2
  Equity in earnings on investments              -            -                -           -           459           2.3
  Other                                          -            -              440         1.4            42           0.2
                                           -------       ------          -------      ------       -------         -----

Income before income taxes and minority
   interest in consolidated partnerships    19,812         46.3            6,410        20.9         3,277          16.5
Provision for income taxes                  (7,476)       (17.5)            (793)       (2.6)            -             -
                                           -------       ------          -------      ------       -------         -----
Income before minority interest in
  consolidated partnerships                 12,336         28.8            5,617        18.3         3,277          16.5
Minority interest in consolidated
  partnerships                                (379)        (0.8)          (1,936)       (6.3)       (1,224)         (6.2)
                                           -------       ------          -------      ------       -------         -----
Net income                                 $11,957         28.0%          $3,681        12.0%      $ 2,053          10.3%
                                           =======       ======          =======      ======       =======         =====


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

                                                                              1998 Calendar Quarters
                                                                   --------------------------------------------------
                                                                     First        Second         Third        Fourth
                                                                   ---------    ----------     ---------    ---------
                                                                          (in thousands, except per share amounts)
Total revenues...............................................      $ 8,354       $ 9,234        $10,556       $14,624
Income from operations.......................................        2,330         3,397          4,906         5,740
Net income...................................................        1,926         2,511          3,506         4,014
Net income per share.........................................      $  0.10       $  0.13        $  0.18       $  0.20
Weighted average shares outstanding..........................       19,717        19,717         19,717        19,717


                                                                                  1997 Calendar Quarters
                                                                   --------------------------------------------------
                                                                     First        Second         Third        Fourth
                                                                   ---------    ----------     ---------    ---------
                                                                        (in thousands, except per share amounts)
Total revenues...............................................      $ 7,091       $ 7,977         $7,652       $ 7,990
Income from operations.......................................        1,124           980            959         1,743
Net income...................................................          583           630            797         1,671
Net income per share.........................................       $ 0.06        $ 0.07         $ 0.09       $  0.10
Weighted average shares outstanding..........................        9,367         9,367          9,367        16,440

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

         In addition to approximately $36 million of cash balances on hand as of December 31, 1998, the Company's principal sources of liquidity are expected to be cash flows from operations and amounts available for borrowing under its $20 million revolving line of credit. Subsequent to December 31, 1998, the Company received a commitment to increase its line of credit to $34 million. The Company expects the funds available under its line of credit along with its net income and cash flow from operations to be sufficient to fund its short-term working capital requirements. The Company plans to refinance $47,700,000 of short-term variable rate debt to a long-term loan in 1999. The Company's long-term capital requirements, primarily for acquisitions, development and other corporate initiatives, will be dependent on the Company's ability to access additional funds through the debt and/or equity markets. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet its long-term capital requirements.

         The Company had net cash provided by operating activities of $6,689,000 in fiscal 1998 compared to $9,684,000 in the prior year. In fiscal 1998, cash from operating activities was primarily derived from net income of $11,957,000 along with non-cash charges of $3,055,000 and an increase in federal income taxes of $837,000 offset by increases in accounts receivable and other assets of $8,672,000 and $1,059,000, respectively. Net cash provided by operating activities in fiscal 1997 was primarily comprised of net income of $3,681,000 and net non-cash charges of $4,115,000 offset by an increase in accounts receivable of $1,648,000.

         The Company had cash used in investing activities of $86,502,000 and $81,507,000 in fiscal 1998 and 1997, respectively. In fiscal 1998, the cash used in investing activities was primarily the result of the acquisition of six properties for $77,408,000, advances to affiliates of $11,778,000 and capital expenditures of $6,027,000. In fiscal 1997 cash used in investing activities consisted primarily $64,203,000 invested in restricted cash equivalents, $8,244,000 in asset purchases and $15,608,000 invested in limited partnerships, offset by $8,995,000 in cash acquired upon the acquisition of HCP.

         The Company had net cash provided by financing activities in fiscal 1998, of $67,514,000, primarily from $67,039,000 of advances under the Company's line of credit and notes payable. In 1997 the Company had net cash provided by financing activities of $109,124,000 which was the result of the net cash provided by the Company's initial public offering.

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

         Based on ongoing assessments, the Company has developed a program to modify or replace significant portions of its software and certain hardware, which are generally PC-based systems, so that those systems will properly recognize and utilize dates beyond December 31, 1999. The Company expects to substantially complete software reprogramming and software and hardware replacement by March 31, 1999, with 100% completion targeted for December 31, 1999. The cost of the completed and future modifications and replacement of hardware and software is expected to result in expenditures of approximately $100,000. The general ledger program is Year 2000 compliant, however some of the reporting tools used in conjunction with the general ledger will not work properly with the current version of the Company's general ledger after December 31, 1999. As a result of this issue, the Company is currently in the process of upgrading its current general ledger and reporting software and expects this process to be completed by December 31, 1999. The Company presently believes that these modifications and replacement of existing software and certain hardware will mitigate the Year 2000 Issue. However, if such modifications and replacements are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

         The Company expects to complete a survey and required written responses from its critical service providers in 1999. The Company is not currently aware of any external critical service provider with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no other means of determining whether or ensuring that its critical service providers are or will be Year 2000-ready. The inability of critical service providers to complete their Year 2000 resolution process in a timely fashion could materially impact the Company.

         The Company has assessed its exposure to operating equipment, and such exposure is not significant due to the nature of the Company's business. The Company operates in a relatively low technology dependent industry and does not anticipate any industry or Company specific Year 2000 risks beyond those discussed above.

         Significant Year 2000 problems could result in the Company not having timely the operating information necessary to efficiently manage and monitor its business activities. This could result in disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The Company does not foresee Year 2000 issues effecting the day-to-day operation of its senior living communities due to their limited use of technology and the Company's evaluation of their operating equipment. The Company considers the possibility of significant Year 2000 problems based, on the evaluation of our internal systems and the response from our critical service providers, to be remote.

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

         The Company currently has no contingency plans in place in the event it does not complete all phases of its Year 2000 program. The Company plans to continue to monitor the status of completion of its Year 2000 initiatives to determine whether such a plan is necessary.

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

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk is exposure to changes in interest rates on debt instruments. As of December 31, 1998, the Company had $81,090,000 in outstanding debt comprised of various fixed and variable rate debt instruments of $13,483,000 and $67,607,000, respectively.

         Changes in interest rates would affect the fair market value of the Company's fixed rate debt instruments but would not have an impact on the Company's earnings or cash flows. Fluctuations in interest rates on the Company variable rate debt instruments, which are tied to either the LIBOR or the prime rate, would affect the Company's earnings and cash flows but would not affect the fair market value of the variable rate debt. For each percentage point change in interest rates the Company's annual interest expense would increase by approximately $676,000 based on its current outstanding variable rate debt. In fiscal 1999 the Company expects to convert $47,700,000 of its variable rate debt to a fixed rate loan which will be based on the 10 year treasury rate on the date of the conversion plus an agreed to point spread.

         The following table summarizes information on the Company's debt instruments outstanding as of December 31, 1998. The table presents the principal due and weighted average interest rates for the Company's various debt instruments by fiscal year. Weighted average variable interest rates are based on the Company's floating rate as of December 31, 1998.


                                                               Interest Rate Risk
                                      Principal Amount and Average Interest Rate by Expected Maturity Date
                                                             (dollars in thousands)


                                   1999       2000       2001         2002       2003      Thereafter      Total   Fair Value
                                 --------  ---------- -----------  ---------- ----------- ------------- ---------- ----------
Long-term debt:
         Fixed rate debt          $   304    $343        $378      $   415       $455       $11,588      $13,483     $13,483
         Average interest rate        8.7%    8.7%        8.7%         8.7%       8.7%          8.6%

Variable rate debt                $   416    $333        $184            -          -             -      $   933     $   933
  Average interest rate               6.2%    6.2%        6.2%         0.0%       0.0%          0.0%

Short-term debt:
         Variable rate debt       $47,700       -           -            -          -             -      $47,700     $47,700
         Average interest rate        7.1%      -           -            -          -             -

Lines of credit:
         Variable rate debt             -       -           -      $18,974          -             -      $18,974     $18,974
         Average interest rate          -       -           -          7.3%         -             -
                                                                                                         -------     -------
Total Debt                                                                                               $81,090     $81,090


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are included under Item 14 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 1999.


                                     CAPITAL SENIOR LIVING CORPORATION


                                      By: /s/ Lawrence A. Cohen
                                          --------------------------------------
                                          Lawrence A. Cohen
                                          Vice Chairman of the Board and
                                          Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               Signature                                     Title                                  Date
               ---------                                     -----                                  ----
/s/ *                                       Co-Chairman of the Board,                         November 4, 1999
---------------------------------------
James A. Stroud                             Chairman and Secretary


/s/ Lawrence A. Cohen                       Vice Chairman of the Board and                    November 4, 1999
---------------------------------------     Chief Executive Officer (Principal
                                            Executive, Officer)


/s/ *                                       President, Chief Operating Officer                November 4, 1999
---------------------------------------     and Director
Keith N. Johannessen


/s/ *                                       Director                                          November 4, 1999
---------------------------------------
Dr. Gordon I. Goldstein


/s/ *                                       Director                                          November 4, 1999
---------------------------------------
James A. Moore


/s/ *                                       Director                                          November 4, 1999
---------------------------------------
Dr. Victor W. Nee


/s/ Ralph A. Beattie                        Executive Vice President and Chief                November 4, 1999
---------------------------------------     Financial Officer (Chief Financial and
Ralph A. Beattie                            Accounting Officer)









by */s/ Lawrence A. Cohen                                                                     November 4, 1999
----------------------------------------
Lawrence A. Cohen
attorney -in-fact

