Form 10-Q/A
period 1999-03-31
CAPITAL SENIOR LIVING CORP
filed 1999-11-08
CIK 1043000

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A



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


                                 (972) 770-5600
               ----------------------------------------------------
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

         Capital Senior Living Corporation, a Delaware corporation (the "Company"), hereby amends and restates in its entirety, the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed with the Securities and Exchange Commission on May 17, 1999.

                                         CAPITAL SENIOR LIVING CORPORATION

                                                       INDEX


                                                                                                            PAGE
                                                                                                           NUMBER
                                                                                                           ------
Part I.    Financial Information

           Item 1.       Financial Statements

                         Consolidated Balance Sheets --
                         March 31, 1999 and December 31, 1998                                                3

                         Consolidated Statements of Income--
                         Three Months Ended March 31, 1999 and 1998                                          4

                         Consolidated Statements of Shareholders' Equity--
                         Three Months Ended March 31, 1999                                                   5

                         Consolidated Statements of Cash Flows--
                         Three Months Ended March 31, 1999 and 1998                                          6

                         Notes to Consolidated Financial Statements                                          7

           Item 2.       Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                                10

           Item 3.       Quantitative and Qualitative Disclosures About Market Risks                        18

Part II.   Other Information

           Item 1.       Legal Proceedings                                                                  19

           Item 2.       Changes in Securities                                                              19

           Item 6.       Exhibits and Reports on Form 8-K                                                   21

Signature


PART I.           FINANCIAL INFORMATION

Item 1.                    FINANCIAL STATEMENTS

                                         CAPITAL SENIOR LIVING CORPORATION

                                            CONSOLIDATED BALANCE SHEETS


                                                                                       MARCH 31,         DECEMBER 31,
                                                                                         1999                1998
                                                                                     -------------       ------------
                                   ASSETS                                             (UNAUDITED)          (AUDITED)
Current assets:
     Cash and cash equivalents...............................................        $ 28,769,902         $ 35,827,270
     Accounts receivable, net................................................           3,534,849            2,955,507
     Accounts receivable from affiliates.....................................          10,081,883            7,217,127
     Interest receivable.....................................................             342,228              189,482
     Deferred taxes..........................................................             287,040              287,040
     Prepaid expenses and other..............................................             433,688              448,790
                                                                                   --------------       --------------
        Total current assets.................................................          43,449,590           46,925,216
Property and equipment, net..................................................         118,597,835          118,943,953
Deferred taxes...............................................................          10,007,805           10,108,715
Notes receivable from affiliates.............................................          20,279,961           11,728,162
Investments in limited partnerships..........................................          14,259,700           14,536,972
Management contract rights, net..............................................             183,649              195,631
Goodwill, net................................................................           1,202,946            1,213,876
Deferred financing charges, net..............................................             382,124              530,531
Other assets.................................................................           1,176,866            1,083,679
                                                                                  ---------------      ---------------
        Total assets.........................................................        $209,540,476         $205,266,735
                                                                                  ===============      ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable........................................................        $  2,504,491         $  2,780,513
     Accrued expenses........................................................           1,980,054            2,231,895
     Current portion of notes payable........................................          48,444,720           48,419,050
     Customer deposits.......................................................             850,358              851,375
     Federal and state income taxes payable..................................           1,763,546            1,668,602
                                                                                  ---------------      ---------------
        Total current liabilities............................................          55,543,169           55,951,435
Deferred income from affiliates..............................................           1,169,183              792,240
Deferred income..............................................................             205,105              115,062
Notes payable, net of current portion........................................          13,479,042           13,696,797
Line of credit...............................................................          19,395,275           18,974,186
Minority interest in consolidated partnerships...............................          11,380,145           11,220,836
Commitments and contingencies
Shareholders' equity:
     Preferred stock, $.01 par value:
        Authorized shares -- 15,000,000; no shares issued or outstanding.....                  --                   --
     Common stock, $.01 par value:
        Authorized shares -- 65,000,000
           Issued and outstanding shares -- 19,717,347 at March 31, 1999
           and December 31, 1998.............................................             197,173              197,173
     Additional paid-in capital..............................................          91,740,251           91,740,251
     Retained earnings.......................................................          16,431,133           12,578,755
                                                                                  ---------------      ---------------
        Total shareholders' equity...........................................         108,368,557          104,516,179
                                                                                  ---------------      ---------------
        Total liabilities and shareholders' equity...........................        $209,540,476         $205,266,735
                                                                                  ===============      ===============

                             See accompanying notes.


                                         CAPITAL SENIOR LIVING CORPORATION

                                         CONSOLIDATED STATEMENTS OF INCOME


                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                         -----------------------------
                                                                                          1999                  1998
                                                                                      ------------         -----------
                                                                                      (UNAUDITED)          (UNAUDITED)
Revenues:
     Resident and health care revenue.....................................           $  9,902,677          $ 4,934,895
     Rental and lease income..............................................              1,092,771            1,067,501
     Unaffiliated management services revenue.............................                697,404              637,928
     Affiliated management services revenue...............................                112,252              379,449
     Unaffiliated development fees........................................                552,603              470,718
     Affiliated development fees..........................................              2,805,085              639,712
     Other................................................................                304,813              223,912
                                                                                     ------------          -----------
        Total revenues....................................................             15,467,605            8,354,115
Expenses:
     Operating expenses...................................................              5,968,021            3,755,226
     General and administrative expenses..................................              2,106,185            1,708,569
     Depreciation and amortization........................................              1,120,713              560,172
                                                                                     ------------          -----------
        Total expenses....................................................              9,194,919            6,023,967
                                                                                     ------------          -----------
Income from operations....................................................              6,272,686            2,330,148
Other income (expense):
     Interest income......................................................              1,732,615            1,092,819
     Interest expense.....................................................             (1,478,427)            (177,977)
                                                                                     ------------         ------------
Income before income taxes and minority interest in
      consolidated partnerships...........................................              6,526,874            3,244,990
Provision for income taxes................................................             (2,515,187)          (1,232,252)
                                                                                     ------------         ------------
Income before minority interest in consolidated partnerships..............              4,011,687            2,012,738
Minority interest in consolidated partnerships............................               (159,309)             (86,572)
                                                                                     ------------         ------------
Net income................................................................           $  3,850,378          $ 1,926,166
                                                                                     ============         ============

Net income per share:
     Basic and diluted....................................................           $       0.20          $      0.10
                                                                                     ============         ============
     Weighted average shares outstanding..................................             19,717,347           19,717,347
                                                                                     ============         ============



                             See accompanying notes.

                                         CAPITAL SENIOR LIVING CORPORATION

                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                                   COMMON STOCK               ADDITIONAL
                                              ---------------------------      PAID-IN          RETAINED
                                                SHARES           AMOUNT        CAPITAL          EARNINGS           TOTAL
                                              -----------      ----------     -----------     -----------      ------------
Balance at December 31, 1998............      19,717,347         $197,173     $91,740,251     $12,578,755      $104,516,179
  Net income............................              --               --              --       3,852,378         3,852,378
                                              ----------         --------     -----------     -----------      ------------
Balance at March 31, 1999...............      19,717,347         $197,173     $91,740,251     $16,431,133      $108,368,557
                                              ==========         ========     ===========     ===========      ============

                                              See accompanying notes.


                                         CAPITAL SENIOR LIVING CORPORATION

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                          1999               1998
                                                                                     -------------        ------------
                                                                                       (UNAUDITED)        (UNAUDITED)

OPERATING ACTIVITIES
Net income.................................................................          $  3,852,378          $ 1,926,166
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization.........................................             1,120,713              560,172
     Amortization of deferred financing charges............................               143,420                   --
     Minority interest in consolidated partnerships........................               159,309               86,572
     Deferred taxes........................................................               100,910                   --
     Deferred income from affiliates.......................................               376,943                   --
     Deferred income.......................................................                90,043              (34,006)
     Changes in operating assets and liabilities:
        Accounts receivable................................................              (579,342)          (1,185,059)
        Accounts receivable from affiliates................................            (2,864,756)              (8,414)
        Interest receivable................................................              (152,746)                  --
        Federal and state income taxes payable.............................                94,944              500,417
        Prepaid expenses and other.........................................                15,102               70,222
        Accounts payable and accrued expenses..............................              (527,863)             257,922
        Customer deposits..................................................                (1,017)              14,410
        Other assets and due to affiliates.................................               (93,975)            (417,469)
                                                                                     ------------          -----------
Net cash provided by operating activities..................................             1,734,063            1,770,933
INVESTING ACTIVITIES
Capital expenditures.......................................................              (750,895)          (1,465,805)
Change in investments in limited partnerships..............................               277,272             (406,072)
                                                                                     ------------          -----------
Net cash used in investing activities......................................              (473,623)          (1,871,877)
FINANCING ACTIVITIES
Proceeds from notes payable and line of credit.............................               421,089            1,658,263
Repayments of notes payable................................................              (192,085)            (352,603)
Advances to affiliates.....................................................            (8,551,799)          (1,791,707)
Repurchase of HCP limited partnership interests............................                    --             (125,529)
Deferred loan charges paid.................................................                 4,987               (9,061)
                                                                                     ------------          -----------
Net cash used in financing activities......................................            (8,317,808)            (620,637)
                                                                                     ------------          -----------
(Decrease) in cash and cash equivalents....................................            (7,057,368)            (721,581)
Cash and cash equivalents at beginning of period...........................            35,827,270           48,125,225
                                                                                     ------------          -----------
Cash and cash equivalents at end of period.................................          $ 28,769,902          $47,403,644
                                                                                     ============          ===========

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
     Interest                                                                         $ 1,336,920          $   168,603
                                                                                      ===========          ===========
     Income taxes                                                                     $ 1,420,000          $   692,000
                                                                                      ===========          ===========

                             See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)



1.       BASIS OF PRESENTATION

Capital Senior Living Corporation, a Delaware corporation (the "Company"), was incorporated on October 25, 1996. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its subsidiaries and limited partnerships owned and controlled by it or under common ownership prior to the transfer of ownership in connection with the November 5, 1997 public offering and formation transactions. All intercompany balances and transactions have been eliminated in consolidation.

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


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                            1999                           1998
                                                                ----------------------------- ------------------------------
                                                                       $              %               $               %
                                                                --------------  ------------- ---------------- -------------
Revenues:
     Resident and healthcare revenue                              $ 9,903             64.0%       $ 4,935             59.1%
     Rental and lease income                                        1,093              7.1          1,068             12.8
     Unaffiliated management services revenue                         697              4.5            638              7.6
     Affiliated management services revenue                           112              0.7            379              4.5
     Unaffiliated development fees                                    553              3.6            471              5.6
     Affiliated development fees                                    2,805             18.1            639              7.7
     Other                                                            305              2.0            224              2.7
                                                                  -------            -----        -------            -----
        Total revenue                                              15,468            100.0          8,354            100.0
                                                                  -------            -----        -------            -----
Expenses:
     Operating expenses                                             5,968             38.6          3,755             44.9
     General and administrative expenses                            2,108             13.6          1,709             20.5
     Depreciation and amortization                                  1,121              7.2            560              6.7
                                                                  -------            -----        -------            -----
        Total expenses                                              9,197             59.4          6,024             72.1
                                                                  -------            -----        -------            -----
Income from operations                                              6,271             40.6          2,330             27.9
Other income (expense):
     Interest income                                                1,733             11.2          1,093             13.0
     Interest expense                                              (1,478)            (9.6)          (178)            (2.1)
                                                                  -------            -----        -------            -----
Income before income taxes and minority interest
     in consolidated partnerships                                   6,526             42.2          3,245             38.8
Provision for income taxes                                         (2,515)           (16.3)        (1,232)           (14.7)
                                                                  -------            -----        -------            -----
Income before minority interest in
     consolidated partnerships                                      4,011             25.9          2,013             24.1
Minority interest in consolidated partnerships                       (159)            (1.0)           (87)            (1.0)
                                                                  -------            -----        -------            -----
Net income                                                        $ 3,852             24.9%       $ 1,926             23.1%
                                                                  =======            =====        =======            =====

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

The Company had net cash provided by operating activities of $1,734,000, in the first three months of fiscal 1999 compared to $1,771,000 in the comparable period of the prior year. In the first quarter of fiscal 1999, cash from operating activities was primarily derived from net income of $3,852,000 along with non-cash charges of $1,991,000 offset by increases in accounts receivable of $3,444,000 and a decrease in accounts payable and accrued expenses of $528,000. Net cash provided by operating activities in the first quarter of fiscal 1998 was primarily comprised of net income of $1,926,000 and net non-cash charges of $613,000 and an increase in income taxes payable of $500,000 offset by an increase in accounts receivable of $1,193,000.

The Company had cash used in investing activities of $473,000 and $1,872,000 in the first quarter of fiscal

                        CAPITAL SENIOR LIVING CORPORATION
                                 MARCH 31, 1999

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

1999 and 1998, respectively. In the first quarter of fiscal 1999, the cash used in investing activities was primarily the result of capital expenditures. In the first three months of fiscal 1998 cash used in investing activities consisted primarily of $1,466,000 in capital expenditures and $406,000 invested in limited partnerships.

The Company had net cash used in financing activities, in the first three months of fiscal 1999 of $8,318,000, primarily as the result of advances to affiliates. In the three months of fiscal 1998, the Company had net cash used in financing activities of $621,000 which was the result of the net cash provided by advances under the Company's line of credit and notes payable of $1,306,000 offset by advances to affiliates of $1,792,000.

The Company derives the benefits and bears the risks attendant to the communities it owns. The cash flows and profitability of owned communities depends on the operating results of such communities and are subject to certain risks of ownership, including the need for capital expenditures, financing and other risks such as those relating to environmental matters.

The cash flows and profitability of the Company's owned communities that are leased to third parties depend on the ability of the lessee to make timely lease payments. At March 31, 1999, HCP was operating one of its properties and had leased seven of its owned properties under triple net leases to third parties until year 2000 or 2001. Four of these properties are leased until year 2001 to HealthSouth Rehabilitation Corp. ("HealthSouth"), which provides acute spinal injury intermediate care at the properties which are still operating. HealthSouth closed one of these communities in 1994 and closed another community in February of 1997 due to low occupancy. HealthSouth has continued to make lease payments on a timely basis for all four properties. Should the operators of the leased properties default on payment of their lease obligations prior to termination of the lease agreements, six of the seven lease contracts contain a continuing guarantee of payment and performance by the parent company of the operators, which the Company intends to pursue in the event of default. Following termination of these leases, the Company will either convert and operate the communities as assisted living and Alzheimer's care communities, sell the communities or evaluate other alternatives. HCP's communities' lessees are all current in their lease obligations to HCP. The lessee for one property (other than HealthSouth) continues to fund a deficit between the required lease payment and operator's cash flow.

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

During 1998, the Company agreed to loan Triad I up to $10,000,000. On March 31, 1999, the loan amount was amended to $13,000,000. The principal is due March 12, 2003. The first draw under this loan facility was made on March 12, 1998. Interest is due quarterly at 8% per annum. This loan may be prepaid without penalty. At March 31, 1999, approximately $10,248,000 has been advanced to Triad I under this loan facility.

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

During the fourth quarter of 1998, the Company agreed to loan Triad III up to $10,000,000. The principal is due February 8, 2004. Interest is due quarterly at 10.5% per annum. This loan may be prepaid without penalty. At March 31, 1999, approximately $3,455,000 had been advanced to Triad III under this loan facility.

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

Based on ongoing assessments, the Company has developed a program to modify or replace significant portions of its software and certain hardware, which are generally PC-based systems, so that those systems will properly recognize and utilize dates beyond December 31, 1999. The Company has substantially completed software reprogramming and software and hardware replacement as of March 31, 1999, with 100% completion targeted for December 31, 1999. The cost of the completed and future modifications and replacement of hardware and software will result in expenditures of approximately $100,000. The Company expects to spend approximately $50,000 in the fourth quarter to complete its Year 2000 initiative. All of the Company's systems have been upgraded with the exception of its general ledger program. The general ledger program is Year 2000 compliant, however some of the reporting tools used in conjunction with the general ledger will not work properly with the current version of the Company's general ledger after December 31, 1999. As a result of this issue, the Company is currently in the process of upgrading its current general ledger and reporting software and expects this process to be completed by December 31, 1999. The Company presently believes that these modifications and replacement of existing software and certain hardware will mitigate the Year 2000 Issue. However, if such modifications and replacements are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company has completed a survey requiring written responses from its critical service providers. Based on the responses from the Company's critical services providers, 90 to 95% of the respondents indicate that they are currently Year 2000 compliant and the remaining respondents indicate that they will be Year 2000 compliant by the end of the year. The Company therefore is not aware of any external critical service provider with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no other means of determining whether or ensuring that its critical service providers are or will be Year 2000-ready. The inability of critical service providers to complete their Year 2000 resolution process in a timely fashion could materially impact the Company.

The Company has assessed its exposure to operating equipment, and such exposure is not significant due to the nature of the Company's business. The Company operates in a relatively low technology dependent industry and does not anticipate any industry or Company specific Year 2000 risks beyond those discussed above.

Significant Year 2000 problems could result in the Company not having timely the operating information

                        CAPITAL SENIOR LIVING CORPORATION
                                 MARCH 31, 1999

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

necessary to efficiently manage and monitor its business activities. This could result disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The Company does not foresee Year 2000 issues effecting the day-to-day operation of its senior living communities due to their limited use of technology and the Company's evaluation of their operating equipment. The Company considers the possibility of significant Year 2000 problems based, on the evaluation of our internal systems and the response from our critical service providers, to be remote.

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

                        CAPITAL SENIOR LIVING CORPORATION
                                 MARCH 31, 1999

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company's market risk has not changed significantly from that set forth under the caption "Quantitative and Qualitative Disclosures About Market Risk," in Item 7A of Part II of its 1998 annual report on Form 10-K/A. Those disclosures should be read in conjunction with this Form 10-Q/A.

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

                        CAPITAL SENIOR LIVING CORPORATION
                                 MARCH 31, 1999

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


Item 3.       DEFAULTS UPON SENIOR SECURITIES

         Not Applicable


Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable


Item 5.       OTHER INFORMATION

         Not Applicable

                        CAPITAL SENIOR LIVING CORPORATION
                                 MARCH 31, 1999

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (A) Exhibits:

              *10.1 1999 Amended and Restated Loan Agreement, dated as of April 8, 1999, by and among Capital Senior Living Properties, Inc., Bank One, Texas, N.A. and the other Lenders signatory thereto.

              *10.2 Amended and Restated Draw Promissory Note, dated March 31, 1999, of Triad Senior Living I, L.P., in favor of Capital Senior Living Properties, Inc.

              *10.3 Amended and Restated Draw Promissory Note (Fairfield), dated January 15, 1999, of Triad Senior Living II, L.P., in favor of Capital Senior Living Properties, Inc.

              *10.4 Amended and Restated Draw Promissory Note (Baton Rouge), dated January 15, 1999, of Triad Senior Living II, L.P., in favor of Capital Senior Living Properties, Inc.

              *10.5 Amended and Restated Draw Promissory Note (Oklahoma City), dated January 15, 1999, of Triad Senior Living II, L.P., in favor of Capital Senior Living Properties, Inc.

              *27.1   Financial Data Schedule

         (B) Reports on Form 8-K

              *(i) The Registrant filed a report on Form 8-K, dated February 7, 1999 to report entering into an Agreement and Plan of Merger, dated February 7, 1999, by and among the Registrant, Capital Senior Living Acquisition, LLC, Capital Senior Living Trust I and ILM Senior Living, Inc.

              *(ii) The Registrant filed a report on Form 8-K, dated February 7, 1999 to report entering into an Agreement and Plan of Merger, dated February 7, 1999, by and among the Registrant, Capital Senior Living Acquisition, LLC, Capital Senior Living Trust I and ILM II Senior Living, Inc.


--------------------------------------------------------------------------------
*Previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed with the Securities and Exchange Commission on May 17, 1999.

                        CAPITAL SENIOR LIVING CORPORATION
                                 MARCH 31, 1999



Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

Capital Senior Living Corporation
(Registrant)


By: /s/ Ralph A. Beattie
   -----------------------------------------------------------
     Ralph A. Beattie
     Executive Vice President and Chief Financial Officer
     (Principal Financial Officer and Duly Authorized Officer)


Date:    November 4, 1999