Form 10-Q/A
period 1999-06-30
CAPITAL SENIOR LIVING CORP
filed 1999-11-08
CIK 1043000

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

         Capital Senior Living Corporation, a Delaware corporation (the "Company"), hereby amends and restates in its entirety, the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the Securities and Exchange Commission on August 13, 1999.


                                         CAPITAL SENIOR LIVING CORPORATION

                                                       INDEX



                                                                                                PAGE
                                                                                               NUMBER
                                                                                               ------

Part I.  Financial Information

         Item 1.      Financial Statements

                      Consolidated Balance Sheets - -
                      June 30, 1999 and December 31, 1998                                          3

                      Consolidated Statements of Income - -
                      Three and Six Months Ended June 30, 1999 and 1998                            4

                      Consolidated Statements of Cash Flows  -  -
                      Six Months Ended June 30, 1999 and 1998                                      5

                      Notes to Consolidated Financial Statements                                   6

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                         10

         Item 3.      Quantitative and Qualitative Disclosures About Market Risk                  21

Part II. Other Information

         Item 1.      Legal Proceedings                                                           22

         Item 2.      Changes in Securities                                                       22

         Item 6.      Exhibits and Reports on Form 8-K                                            23

Signature


PART 1.       FINANCIAL INFORMATION


Item 1.           Financial Statements

                                         CAPITAL SENIOR LIVING CORPORATION
                                            CONSOLIDATED BALANCE SHEETS


                                                                                         JUNE 30,          DECEMBER 31,
                                                                                           1999                1998
                                                                                        -----------        ------------
                                    ASSETS                                              (UNAUDITED)          (AUDITED)
Current assets:
      Cash and cash equivalents...............................................       $  19,214,014        $  35,827,270
      Accounts receivable, net................................................           3,950,304            2,955,507
      Accounts receivable from affiliates.....................................          13,033,951            7,217,127
      Interest receivable.....................................................             563,097              189,482
      Federal and state income taxes receivable...............................             596,156                   --
      Deferred taxes..........................................................             287,040              287,040
      Prepaid expenses and other..............................................             388,631              448,790
                                                                                     -------------        -------------
            Total current assets..............................................          38,033,193           46,925,216
Property and equipment, net...................................................         117,976,570          118,943,953
Deferred taxes................................................................           9,906,895           10,108,715
Notes receivable from affiliates..............................................          27,709,141           11,728,162
Investments in limited partnerships...........................................          14,025,943           14,536,972
Management contract rights, net...............................................             171,667              195,631
Goodwill, net.................................................................           1,192,017            1,213,876
Deferred financing charges, net...............................................             398,248              530,531
Other assets..................................................................           2,314,907            1,083,679
                                                                                     -------------        -------------
            Total assets......................................................       $ 211,728,581        $ 205,266,735
                                                                                     =============        =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable........................................................       $   2,130,708        $   2,780,513
      Accrued expenses........................................................           1,997,872            2,231,895
      Current portion of notes payable........................................          48,459,703           48,419,050
      Customer deposits.......................................................             840,480              851,375
      Federal and state income taxes payable..................................                   -            1,668,602
                                                                                     -------------        -------------
            Total current liabilities.........................................          53,428,763           55,951,435
Deferred income from affiliates...............................................           1,643,672              792,240
Deferred income...............................................................             198,978              115,062
Notes payable, net of current portion.........................................          13,283,972           13,696,797
Line of credit................................................................          19,395,275           18,974,186
Minority interest in consolidated partnership.................................          11,426,343           11,220,836
Commitments and contingencies
Shareholders' equity:
      Preferred stock, $.01 par value:
            Authorized shares 15,000,000; no shares issued or outstanding.....                  --                   --
      Common stock, $.01 par value:
            Authorized shares 65,000,000; issued and outstanding
            19,717,347 at June 30, 1999 and December 31, 1998.................             197,173              197,173
      ADDITIONAL PAID-IN CAPITAL..............................................          91,740,251           91,740,251
      Retained earnings.......................................................          20,414,154           12,578,755
                                                                                     -------------        -------------
            Total shareholders' equity........................................         112,351,578          104,516,179
                                                                                     -------------        -------------
            Total liabilities and shareholders' equity........................       $ 211,728,581        $ 205,266,735
                                                                                     =============        =============

                                              See accompanying notes.



                                                             CAPITAL SENIOR LIVING CORPORATION

                                                             CONSOLIDATED STATEMENTS OF INCOME


                                                                Three Months Ended                   Six Months Ended
                                                                ------------------                   ----------------
                                                             June 30,          June 30,          June 30,          June 30,
                                                              1999              1998              1999               1998
                                                           -----------       -----------       -----------        -----------
                                                           (Unaudited)       (Unaudited)       (Unaudited)        (Unaudited)
Revenues:
      Resident and healthcare revenue..............       $10,009,314       $ 5,108,841       $19,911,991        $10,043,736
      Rental and lease income......................         1,102,271         1,063,469         2,195,042          2,130,970
      Unaffiliated management services revenue.....           644,849           569,875         1,342,253          1,207,803
      Affiliated management services revenue.......           115,013           437,635           227,265            817,084
      Unaffiliated development fees................           294,896           307,553           847,499            778,271
      Affiliated development fees..................         3,496,250         1,515,270         6,301,335          2,154,982
      Other........................................           294,489           231,557           599,302            455,469
                                                          -----------       -----------       -----------        -----------
          Total revenues...........................        15,957,082         9,234,200        31,424,687         17,588,315

Expenses:
      Operating expenses...........................         6,022,986         3,556,435        11,991,007          7,312,415
      General and administrative expenses..........         2,249,766         1,717,563         4,355,951          3,425,378
      Depreciation and amortization................         1,133,488           563,326         2,254,201          1,123,498
                                                          -----------       -----------       -----------        -----------
          Total expenses...........................         9,406,240         5,837,324        18,601,159         11,861,291
                                                          -----------       -----------       -----------        -----------

Income from operations.............................         6,550,842         3,396,876        12,823,528          5,727,024

Other income (expense):
      Interest income..............................         1,659,757         1,103,070         3,392,372          2,195,889
      Interest expense.............................        (1,490,103)         (181,912)       (2,968,530)          (359,889)
                                                          -----------       -----------       -----------        -----------
Income before income taxes and minority interest in
      consolidated partnerships....................         6,720,496         4,318,034        13,247,370          7,563,024
Provision for income taxes.........................        (2,473,306)       (1,664,493)       (4,988,493)        (2,896,745)
                                                          -----------       -----------       -----------
Income before minority interest in consolidated             4,247,190         2,653,541         8,258,877          4,666,279
      partnerships.................................
Minority interest in consolidated partnerships.....          (264,169)         (142,960)         (423,478)          (229,532)
                                                          -----------       -----------       -----------        -----------
Net income.........................................       $ 3,983,021       $ 2,510,581       $ 7,835,399        $ 4,436,747
                                                          ===========       ===========       ============       ===========

Net income per share:
      Basic and diluted............................       $      0.20       $      0.13       $      0.40        $      0.23
                                                          -----------       -----------       -----------        -----------
      Weighted average shares outstanding..........        19,717,347        19,717,347        19,717,347         19,717,347
                                                          ===========       ===========       ===========        ===========


                                              See accompanying notes.


                                         CAPITAL SENIOR LIVING CORPORATION

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                -------------------------------
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

                        CAPITAL SENIOR LIVING CORPORATION
                                  JUNE 30, 1999

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

                        CAPITAL SENIOR LIVING CORPORATION
                                  JUNE 30, 1999
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

                        CAPITAL SENIOR LIVING CORPORATION
                                  JUNE 30, 1999
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

The following tables set forth for the periods indicated, selected statements of income data in thousands of dollars and expressed as a percentage of total revenues.


                                                      THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                            JUNE 30,                                  JUNE 30,
                                      ----------------------------------------------------------------------------------------
                                                1999                  1998                   1999                   1998
                                      -------------------    -------------------    -------------------    --------------------
                                          $           %          $          %           $           %          $           %
                                      --------     ------    -------      ------    --------     ------    --------     ------
Revenues:
     Resident and healthcare revenue  $ 10,009      62.7%    $ 5,109       55.3%    $ 19,912      63.4%    $ 10,044      57.1%
     Rental and lease income......       1,102       6.9       1,063       11.5        2,195       7.0        2,131      12.1
     Unaffiliated management service
          revenue.................         645       4.0         570        6.2        1,342       4.3        1,208       6.9
     Affiliated management services
     revenue .....................         115       0.7         438        4.7          227       0.7          817       4.6
     Unaffiliated development fees         295       1.8         307        3.3          848       2.7          778       4.4
     Affiliated development fees..       3,496      21.9       1,515       16.4        6,302      20.1        2,155      12.3
     Other .......................         295       1.8         232        2.5          599       1.9          455       2.6
                                      --------     -----     -------      -----     --------     -----     --------     -----
     Total revenue................      15,957     100.0       9,234      100.0       31,425     100.0       17,588     100.0

Expenses:
     Operating expenses...........       6,023      37.7       3,556       38.5       11,991      38.2        7,312       41.6
     General and administrative
          expenses                       2,250      14.1       1,718       18.6        4,356      13.9        3,425       19.5
     Depreciation and amortization       1,133       7.1         563        6.1        2,254       7.2        1,124        6.4
                                      --------     -----     -------      -----     --------     -----     --------     ------
             Total expenses.......       9,406      58.9       5,837       63.2       18,601      59.2       11,861       67.4
                                      --------     -----     -------      -----     --------     -----     --------     ------

Income from operations ...........       6,551      41.1       3,397       36.8       12,824      40.8        5,727       32.6

Other income (expense):
     Interest income..............       1,659      10.4       1,103       11.9        3,392      10.8        2,196       12.5
     Interest expense.............      (1,490)     (9.3)       (182)      (2.0)      (2,969)     (9.4)        (360)      (2.0)
                                      --------     -----     -------      -----     --------     -----     --------     ------
     Income before income taxes and
          minority interest in con-
          solidated partnerships..       6,720      42.1       4,318       46.8       13,247      42.2        7,563       43.0
     Provision for income taxes...      (2,473)    (15.5)     (1,664)     (18.0)      (4,988)    (15.9)      (2,897)     (16.5)
                                      --------     -----     -------      -----     --------     -----     --------     ------
Income before minority interest in
          consolidated partnerships      4,247      26.6       2,654       28.7        8,259      26.3        4,666       26.5
     Minority interest in consolidated
         partnership..............        (264)     (1.7)       (143)      (1.5)        (424)     (1.3)        (229)      (1.3)
                                      --------     -----     -------      -----     --------     -----     --------     ------
Net income........................    $  3,983      25.0%    $ 2,511       27.2%    $  7,835       4.9%    $  4,437       25.2%
                                      ========     =====     =======      =====     ========     =====     ========     ======


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

                        CAPITAL SENIOR LIVING CORPORATION
                                  JUNE 30, 1999
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                        CAPITAL SENIOR LIVING CORPORATION
                                  JUNE 30, 1999
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other income and expense. Other income and expense decreased $1,413,000 in the first six months of 1999 due to an increase in interest income of $1,196,000 offset by an increase in interest expense of $2,609,000. Interest income increased primarily as a result of an increase in interest earned from loans to Triad I, Triad II, Triad III and Triad IV along with investment income from NHP notes due to the partial redemption of the NHP notes and payment of deferred interest. Interest expense increase due to the financing of the acquisition of the six communities acquired in 1998 and the funding of loans to Triad I, Triad II, Triad III and Triad IV.

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

The Company had net cash provided by operating activities of $437,000, in the first six months of fiscal 1999 compared to $3,809,000 in the first six months of the prior year. In the first six months of fiscal 1999, cash from operating activities was primarily derived from net income of $7,835,000 along with non-cash charges of $4,100,000 offset by increases in accounts receivable and other assets of $6,812,000 and $1,231,000, respectively, along with a decease in federal taxes payable of

                        CAPITAL SENIOR LIVING CORPORATION
                                  JUNE 30, 1999
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

$2,265,000 and a decrease in accounts payable and accrued expenses of $900,000. Net cash provided by operating activities in the first six months of fiscal 1998 was primarily comprised of net income of $4,437,000 and non-cash charges of $1,695,000 offset by an increase in accounts receivable of $2,244,000.

The Company had cash used in investing activities of $16,713,000 and $9,792,000 in the first six months of fiscal 1999 and 1998, respectively. In the first six months of fiscal 1999, the cash used in investing activities was primarily the result of $16,000,000 advanced to affiliates, under a working capital agreement, along with capital expenditures of $1,243,000. In the first six months of fiscal 1998 cash used in investing activities consisted primarily of $5,000,000 advanced to affiliates, $2,900,000 used for capital expenditures and $1,900,000 invested in a limited partnership.

The Company had net cash used in financing activities, in the first half of 1999, of $337,000, primarily from the repurchase of HCP limited partnership interest. In the first half of fiscal 1998, the Company had net cash provided by financing activities of $2,943,000 primarily resulting from increase debt outstanding under the Company's line of credit and notes payable.

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

                        CAPITAL SENIOR LIVING CORPORATION
                                  JUNE 30, 1999
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                        CAPITAL SENIOR LIVING CORPORATION
                                  JUNE 30, 1999
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                        CAPITAL SENIOR LIVING CORPORATION
                                  JUNE 30, 1999
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

Based on ongoing assessments, the Company has developed a program to modify or replace significant portions of its software and certain hardware, which are generally PC-based systems, so

                        CAPITAL SENIOR LIVING CORPORATION
                                  JUNE 30, 1999
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

that those systems will properly recognize and utilize dates beyond December 31, 1999. The Company has substantially completed software reprogramming and software and hardware replacement as of June 30, 1999, with 100% completion targeted for December 31, 1999. The cost of the completed and future modifications and replacement of hardware and software will result in expenditures of approximately $100,000. The Company expects to spend approximately $50,000 in the fourth quarter to complete its Year 2000 initiative. All of the Company's systems have been upgraded with the exception of its general ledger program. The general ledger program is Year 2000 compliant, however some of the reporting tools used in conjunction with the general ledger will not work properly with the current version of the Company's general ledger after December 31, 1999. As a result of this issue, the Company is currently in the process of upgrading its current general ledger and reporting software and expects this process to be completed by December 31, 1999. The Company presently believes that these modifications and replacement of existing software and certain hardware will mitigate the Year 2000 Issue. However, if such modifications and replacements are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company has completed a survey and required written responses from its critical service providers. Based on the responses from the Company's critical services providers, 90 to 95% of the respondents indicate that they are currently Year 2000 compliant and the remaining respondents indicate that they will be Year 2000 compliant by the end of the year. The Company therefore is not aware of any external critical service provider with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no other means of determining whether or ensuring that its critical service providers are or will be Year 2000-ready. The inability of critical service providers to complete their Year 2000 resolution process in a timely fashion could materially impact the Company.

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

Management of the Company believes it has an effective program in place to resolve the Year 2000

                        CAPITAL SENIOR LIVING CORPORATION
                                  JUNE 30, 1999
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                        CAPITAL SENIOR LIVING CORPORATION
                                  JUNE 30, 1999

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's market risk has not changed significantly from that set forth under the caption "Quantitative and Qualitative Disclosures About Market Risk", in Item 7A of Part II of its 1998 annual report on Form 10-K/A. Those disclosures should be read in conjunction with this Form 10-Q/A.

                        CAPITAL SENIOR LIVING CORPORATION
                                  JUNE 30, 1999

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

                        CAPITAL SENIOR LIVING CORPORATION
                                  JUNE 30, 1999


Item 3.               DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable


Item 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable


Item 5.               OTHER INFORMATION

                  Not Applicable

Item 6.               EXHIBITS AND REPORTS ON FORM 8-K

               (A)  Exhibits:

                    *10.1 Amended and Restated Draw Promissory Note dated June 30, 1999 of Triad Senior Living I, L.P. in favor of Capital Senior Living Properties, Inc.

                    *10.2 Amended and Restated Draw Promissory Note (Plano, Texas) dated January 15, 1999 of Triad Senior Living II, L.P. in favor of Capital Senior Living Proper-ties, Inc.

                    *10.3 Letter Agreement dated July 28, 1999 among the Company and ILM Senior Living, Inc. and ILM II Senior Living, Inc.

                    *27.1  Financial Data Schedule

               (B)  Reports on Form 8-K

                    None

--------------------------------------------------------------------------------
*Previously  filed with the Company's  Report on Form 10-Q for the quarter ended
 June 30, 1999, filed with the Securities and Exchange Commission on August 13, 1999.

                        CAPITAL SENIOR LIVING CORPORATION
                                  JUNE 30, 1999


Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

Capital Senior Living Corporation
(Registrant)



By:   /s/ Ralph A. Beattie
     --------------------------------------------------------
     Ralph A. Beattie
     Executive Vice President and Chief Financial Officer
     (Principal Financial Officer and Duly Authorized Officer)

Date:    November 4, 1999