Form 10-Q
period 1999-09-30
CAPITAL SENIOR LIVING CORP
filed 1999-11-15
CIK 1043000

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      Quarterly Report pursuant to Section 13
         or 15(d) of the Securities Exchange Act or 1934

For the quarterly period ended September 30, 1999

[ ]      Transition report under Section 13
         or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-13445.

                       CAPITAL SERNIOR LIVING CORPORATION
                       ----------------------------------
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

As of November 11, 1999, the Registrant had outstanding 19,717,347 shares of its Common Stock, $.01 par value.



                                         CAPITAL SENIOR LIVING CORPORATION

                                                       INDEX



                                                                                                 PAGE
                                                                                                NUMBER
                                                                                                ------
Part I.  Financial Information

         Item 1.      Financial Statements

                      Consolidated Balance Sheets - -
                      September 30, 1999 and December 31, 1998                                     3

                      Consolidated Statements of Income - -
                      Three and Nine Months Ended September 30, 1999 and 1998                      4

                      Consolidated Statements of Cash Flows - -
                      Nine Months Ended September 30, 1999 and 1998                                5

                      Notes to Consolidated Financial Statements                                   6

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                         20

         Item 3.      Quantitative and Qualitative Disclosures About Market Risk                  20

Part II. Other Information

         Item 1.      Legal Proceedings                                                           20

         Item 6.      Exhibits and Reports on Form 8-K                                            21

Signature


PART 1.       FINANCIAL INFORMATION

Item 1.  Financial Statements

                                         CAPITAL SENIOR LIVING CORPORATION
                                            CONSOLIDATED BALANCE SHEETS


                                                                                     SEPTEMBER 30,       December 31,
                                                                                         1999                1998
                                                                                 -------------------  -----------------
                                   ASSETS                                             (Unaudited)          (Audited)
Current assets:
      Cash and cash equivalents..............................................        $  21,879,628       $  35,827,270
      Accounts receivable, net...............................................            3,583,493           2,955,507
      Accounts receivable from affiliates....................................           17,113,975           7,217,127
      Interest receivable....................................................            1,332,998             189,482
      Federal and state income taxes receivable..............................            1,321,720                  --
      Deferred taxes.........................................................              287,040             287,040
      Prepaid expenses and other.............................................              223,182             448,790
                                                                                    --------------       -------------
            Total current assets.............................................           45,742,036          46,925,216
Property and equipment, net..................................................          115,256,536         118,943,953
Deferred taxes...............................................................            9,805,985          10,108,715
Notes receivable from affiliates.............................................           36,730,837          11,728,162
Investments in limited partnerships..........................................           13,641,754          14,536,972
Management contract rights, net..............................................              159,685             195,631
Goodwill, net................................................................            1,181,087           1,213,876
Deferred financing charges, net..............................................              742,037             530,531
Other assets.................................................................            2,403,148           1,083,679
                                                                                     -------------       -------------
            Total assets.....................................................        $ 225,663,105       $ 205,266,735
                                                                                     =============       =============

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable.......................................................        $   1,388,863       $   2,780,513
      Accrued expenses.......................................................            2,552,620           2,231,895
      Current portion of notes payable.......................................            1,052,781          48,419,050
      Customer deposits......................................................              880,044             851,375
      Federal and state income taxes payable.................................                   --           1,668,602
                                                                                     -------------       -------------
            Total current liabilities........................................            5,874,308          55,951,435
Deferred income from affiliates..............................................            1,912,300             792,240
Deferred income..............................................................                4,848             115,062
Notes payable, net of current portion........................................           58,315,251          13,696,797
Line of credit...............................................................           30,895,275          18,974,186
Minority interest in consolidated partnership................................           11,923,269          11,220,836
Commitments and contingencies
Shareholders' equity:
      Preferred stock, $.01 par value:
            Authorized shares 15,000,000; no shares issued or outstanding....                   --                  --
      Common stock, $.01 par value:
            Authorized shares 65,000,000; issued and outstanding
            19,717,347 at September 30, 1999 and December 31, 1998...........              197,173             197,173
      Additional paid-in capital.............................................           91,740,251          91,740,251
      Retained earnings......................................................           24,800,430          12,578,755
                                                                                     -------------       -------------
            Total shareholders' equity.......................................          116,737,854         104,516,179
                                                                                     -------------       -------------
            Total liabilities and shareholders' equity.......................        $ 225,663,105       $ 205,266,735
                                                                                     =============       =============


                                              See accompanying notes.


                                          CAPITAL SENIOR LIVING CORPORATION

                                          CONSOLIDATED STATEMENTS OF INCOME



                                                         THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                         --------------------------------    -------------------------------
                                                               1999               1998              1999              1998
                                                         ---------------      -----------    ----------------    -----------
                                                            (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
Revenues:
      Resident and healthcare revenue..............       $ 10,304,371      $  5,443,695      $ 30,815,664      $ 15,942,900
      Rental and lease income......................            992,832         1,073,421         3,187,874         3,204,391
      Unaffiliated management services revenue.....            640,789           604,333         1,983,042         1,812,136
      Affiliated management services revenue.......            113,661           374,698           340,926         1,191,782
      Unaffiliated development fees................            354,604           153,529         1,202,103           931,800
      Affiliated development fees..................          4,154,094         2,906,262        10,455,429         5,061,244
                                                          ------------      ------------      ------------      ------------
          Total revenues...........................         16,560,351        10,555,938        47,985,038        28,144,253


Expenses:
      Operating expenses...........................          6,270,523         3,644,611        18,261,530        10,957,025
      General and administrative expenses..........          2,130,434         1,433,166         6,486,385         4,858,546
      Depreciation and amortization................          1,142,619           571,996         3,396,820         1,695,494
                                                          ------------      ------------      ------------      ------------
          Total expenses...........................          9,543,576         5,649,773        28,144,735        17,511,065
                                                          ------------      ------------      ------------      ------------

Income from operations.............................          7,016,775         4,906,165        19,840,303        10,633,188


Other income (expense):
    Gain on sale of assets.........................            759,869                --           759,869                --
    Interest income................................          1,797,880         1,207,146         5,190,252         3,403,035
    Interest expense...............................         (1,898,749)         (187,836)       (4,867,279)         (547,724)
                                                          ------------      ------------      ------------      ------------
Income before income taxes and minority interest in
      consolidated partnership..................             7,675,775         5,925,475        20,923,145        13,488,499
Provision for income taxes......................            (2,792,573)       (2,289,103)       (7,781,066)       (5,185,848)
                                                          ------------      ------------      ------------      ------------

Income before minority interest in consolidated
      partnership..................................          4,883,202         3,636,372        13,142,079         8,302,651
Minority interest in consolidated partnership......           (496,926)         (130,380)         (920,404)         (359,912)
                                                          ------------      ------------      ------------      ------------
Net income.........................................       $  4,386,276      $  3,505,992      $ 12,221,675      $  7,942,739
                                                          ============      ============      ============      ============

Net income per share:
      Basic and diluted............................       $       0.22      $       0.18      $       0.62      $       0.40
                                                          ------------      ------------      ------------      ------------
      Weighted average shares outstanding - basic..         19,717,347        19,717,347        19,717,347        19,717,347
                                                          ============      ============      ============      ============
      Weighted average shares outstanding - diluted         19,870,532        19,717,347        19,834,982        19,717,347
                                                          ============      ============      ============      ============


                             See accompanying notes.

                                          CAPITAL SENIOR LIVING CORPORATION

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                        ----------------------------------------

                                                                                    1999                1998
                                                                        -----------------------   ---------------
                                                                                (Unaudited)          (Unaudited)
OPERATING ACTIVITIES
Net income.............................................................        $ 12,221,675          $  7,942,739
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.....................................           3,396,820             1,695,494
     Amortization of deferred financing charges........................             474,526                27,883
     Gain on sale of assets............................................            (759,869)                   --
     Minority interest in consolidated partnership.....................             920,404               359,912
     Deferred tax expense..............................................             302,730               302,730
     Deferred income from affiliated...................................           1,120,060                    --
     Deferred income...................................................            (110,214)              465,507
     Changes in operating assets and liabilities, net of acquisitions:
          Accounts receivable..........................................            (627,986)           (1,676,749)
          Accounts receivable from affiliates..........................          (9,896,848)           (4,495,877)
          Interest receivable..........................................          (1,143,516)                   --
          Prepaid expenses and other...................................             225,608              (449,310)
          Other assets.................................................          (1,322,135)              (50,064)
          Federal and state income taxes...............................          (2,990,322)              283,293
          Accounts payable and accrued expenses........................          (1,070,925)              844,723
          Customer deposits............................................              28,669                37,267
                                                                               ------------          ------------
Net cash provided by operating activities..............................             768,677             5,287,548
INVESTING ACTIVITIES
Capital expenditures...................................................          (1,607,015)           (5,119,177)
Proceeds from the sale of assets.......................................           2,727,301                    --
Cash paid for acquisition of NHP assets................................                  --            (8,246,007)
Advances to affiliates.................................................         (25,002,675)           (7,354,617)
Distribution from (investments in) limited partnership.................             895,218            (2,204,083)
                                                                               ------------          ------------
Net cash used in investing activities..................................         (22,987,171)          (22,923,884)
FINANCING ACTIVITIES
Proceeds from notes payable and line of credit.........................          56,873,274             4,558,651
Repayment of  notes payable............................................         (47,700,000)                   --
Repurchase of HCP limited partnership interests........................            (216,389)             (144,791)
Deferred loan charges paid.............................................            (686,033)             (524,673)
                                                                               ------------          ------------
Net cash provided by financing activities..............................           8,270,852             3,889,187
                                                                               ------------          ------------

Decrease in cash and cash equivalents..................................         (13,947,642)          (13,747,149)
Cash and cash equivalents at beginning of period.......................          35,827,270            48,125,225
                                                                               ------------          ------------
Cash and cash equivalents at end of period.............................        $ 21,879,628          $ 34,378,076
                                                                               ============          ============

Supplemental disclosures:
Cash paid during the period for:
       Interest........................................................        $  3,940,335          $    516,745
                                                                               ============          ============
       Income taxes....................................................        $ 10,473,437          $  4,600,487
                                                                               ============          ============


                             See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


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

The accompanying consolidated balance sheet, as of December 31, 1998, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 1998, and the accompanying unaudited consolidated financial statements, as of September 30, 1999 and 1998, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10- K filed with the Securities and Exchange Commission on March 31, 1999, as amended by the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on November 8, 1999.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1999 and 1998, results of operations for the three and nine months ended September 30, 1999 and 1998, respectively, and cash flows for the nine months ended September 30, 1999 and 1998. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results for the year ending December 31, 1999.

2.   TRANSACTIONS WITH AFFILIATES

The Company has entered into development and management agreements with the partnerships set out below (the "Triad Entities") for the development and management of new senior living communities. The Triad Entities own and finance the construction of the new communities. These communities are primarily Waterford communities. The development of senior living communities typically involves a substantial commitment of capital over a 12-month construction period during which time no revenues are generated, followed by a 12 to 14-month lease up period.

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


The following table sets forth the limited partnership percentage ownership the Company has in each of the Triad Entities, the capital invested for that ownership interest, information related to loans committed by the Company to each Triad Entity and information on deferred income related to each Triad Entity (dollars in thousands):



                                                             NOTES RECEIVABLE                            DEFERRED INCOME
                                             --------------------------------------------------    --------------------------
                                                           BALANCE AT
                 OWNERSHIP       CAPITAL     COMMITTED     SEPT. 30,                  INTEREST                    DEVELOPMENT
    ENTITY       INTEREST      INVESTMENT     AMOUNT          1999        MATURITY      RATE         INTEREST        FEES
-------------- -------------  ------------ ------------- -------------- ------------- ---------    ------------ -------------
 Triad Senior
  Living I,                                                               March 12,
     L.P.          19.0%          $330        $15,000       $12,345         2003        8.0%           $194          $347
  (Triad I)

 Triad Senior
  Living II,                                                              September
     L.P.          19.0            74          10,000         9,743       25, 2003      10.5            83            170
  (Triad II)


 TriadSenior
 Living III,                                                             February 8,
     L.P.          19.0            143         10,000         7,031         2004        10.5            66            328
 (Triad III)


 TriadSenior
  Living IV,                                                              December
     L.P.          19.0            143         10,000         5,689       30, 2003      10.5            36            164
  (Triad IV)


 TriadSenior

  Living V,                                                               June 30,
     L.P.          10.0            --          10,000         1,923         2004        12.0             3            138
  (Triad V)


In addition to the deferred developmemt fees income listed in the table above, the Company has additional deferred development fees of $383,000 relating to future Triad developments.

The Company typically receives from each Triad Entity a development fee of 4% of project costs, as well as reimbursement of expenses and overhead not to exceed 4% of project costs. The Company typically receives management fees in an amount equal to the greater of 5% of gross revenues or $5,000 per month per community, plus overhead not to exceed 1% of gross revenue. The Company has the option to purchase the partnership interests of the other parties in each Triad Entity for an amount equal to the amount paid for the partnership interest by the other partners, plus a noncompounded return of 12% to 20% per annum. In addition, each Triad Entity provides the Company with an option to purchase the communities developed by the applicable partnership upon

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

their completion for an amount equal to the fair market value (based on a third-party appraisal but not less than hard and soft costs and lease-up costs) of each community. The Company has made no determination as to whether it will exercise any of these purchase options.


3.   NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share considers the dilutive effect of outstanding options calculated using the treasury stock method.

The following table set forth the computation of basic and diluted earnings per share (in thousands except for per share amounts):


                                                       Three Months Ended                     Nine Months Ended
                                                          September 30,                          September 30,
                                                  --------------------------------   ------------------------------------
                                                      1999              1998              1999                1998
                                                  -------------    ---------------   ---------------    -----------------
     Net income                                    $   4,386        $    3,506         $   12,222          $  7,943
                                                   =========        ==========         ==========          ========

     Weighted average shares outstanding - basic      19,717            19,717             19,717            19,717
     Effect of dilutive securities:
         Employee stock options                          154                --                118                --
                                                   ---------        ----------         ----------          --------
     Weighted average shares outstanding - dilutive   19,871            19,717             19,835            19,717
                                                   =========        ==========         ==========          ========

     Basic earnings per share                      $    0.22       $      0.18         $     0.62          $   0.40
                                                  ==========       ===========         ==========          ========
     Diluted earnings per share                    $    0.22       $      0.18         $     0.62          $   0.40
                                                  ==========       ===========         ==========          ========

Options to purchase 805,500 shares of common stock at prices ranging from $10.19 to $13.50 per share were not included in the computation of diluted earnings per share because the average daily price of the common stock during the first nine months of 1999 did not exceed the exercise price of the options, and therefore, the effect would be antidulitive.

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

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                                    (UNAUDITED)

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


5.   PENDING MERGERS

On October 19, 1999, the Company executed Amended and Restated Agreements and Plans of Merger with each of ILM Senior Living, Inc. and ILM II Senior Living, Inc. for a combined transaction value of approximately $176 million, including approximately $4 million of net liabilities. The primary assets of ILM Senior Living, Inc. and ILM II Senior Living, Inc., collectively, are 13 senior living communities that have been managed by the Company under management agreements since 1996. Under the two amended merger agreements, both ILM Senior Living, Inc. and ILM II Senior Living, Inc. will separately merge with and into a wholly-owned direct subsidiary of the Company with the aggregate issued and outstanding shares of ILM Senior Living, Inc. and ILM II Senior Living, Inc. common stock receiving 100% of the merger consideration in cash. The Amended and Restated Agreements and Plans of Merger amend and restate the Agreements and Plans of Merger dated February 7, 1999 among the parties. The outside termination date of the amended merger agreements has been extended to September 30, 2000. Both mergers had been previously approved by the boards of directors of each company. Each transaction requires the approval of two-thirds of the applicable shareholders of either ILM Senior Living, Inc. or ILM II Senior Living, Inc. The mergers are also subject to certain other customary conditions including regulatory approvals and are expected to be completed during the first half of 2000. Form 8-K's were filed by the Company on October 25, 1999 with copies of the Amended and Restated Agreements and Plans of Merger attached thereto.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis addresses (i) the Company's results of operations for the three and nine months ended September 30, 1999 and 1998, respectively, and (ii) liquidity and capital resources of the Company and should be read in conjunction with the Company's consolidated financial statements contained elsewhere in this report.

The Company generates revenue from a variety of sources. For the three months ended September 30, 1999, the Company's revenue was derived as follows: 62.2% from the operations of eleven owned senior living communities that are operated by the Company; 6.0% from lease rentals for triple net leases of three skilled nursing communities and four physical rehabilitation centers (one of which was sold in the third quarter of 1999); 4.6% from management fees arising from management services provided for three affiliate owned and operated senior living communities and fifteen third party owned and operated senior living communities; and 27.2% derived from development fees earned for managing the development and construction of new senior living communities for affiliated and unaffiliated third parties, including the Triad Entities.

For the nine months ended September 30, 1999, the Company's revenue was derived as follows: 64.2% from the operation of eleven owned senior living communities that are operated by the Company; 6.6% from lease rentals from triple net leases of three skilled nursing communities and four physical rehabilitation centers (one of which was sold in the third quarter of 1999); 4.8% from management fees arising from management services provided for three affiliate owned and operated senior living communities and fifteen third party owned and operated senior living communities; and 24.3% derived from development fees earned for managing the development and construction of new senior living communities for third parties, including the Triad Entities.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The Company's current management contracts expire on various dates between December 1999 and September 2010 and provide for management fees based generally upon rates that vary by contract from 4% of net revenues to 7% of net revenues. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community.

The Company's development fees are generally based upon a percentage of construction costs and are earned over the period commencing with the initial development activities and ending with the opening of the community. As of September 30, 1999, development fees have been earned for services performed on 46 communities under development or expansion for third parties.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

The following tables set forth for the periods indicated, selected statements of income data in thousands of dollars and expressed as a percentage of total revenues.




                                                  THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                        ----------------------------------  ---------------------------------------

                                                1999              1998               1999                 1998
                                        ----------------  ----------------  -----------------   -------------------

                                                 $     %       $       %           $       %           $        %
Revenues:
     Resident and healthcare revenue....   $10,304    62.2   $5,444   51.6     $30,816    64.2     $15,943     56.6
     Rental and lease income............       993     6.0    1,073   10.2       3,188     6.6       3,204     11.4
     Unaffiliated management service revenue   641     3.9      604    5.7       1,983     4.1       1,812      6.4
     Affiliated management service revenue     114     0.7      375    3.5         341     0.7       1,192      4.2
     Unaffiliated development fees......       354     2.1      154    1.5       1,202     2.5         932      3.3
     Affiliated development fees........     4,154    25.1    2,906   27.5      10,455    21.8       5,061     18.0
                                           -------   -----   ------  -----     -------   -----     -------    -----
         Total revenue..................    16,560   100.0   10,556  100.0      47,985   100.0      28,144    100.0

Expenses:
     Operating expenses.................     6,271    37.9    3,645   34.5      18,262    38.1      10,957     38.9
     General and administrative expenses     2,130    12.9    1,433   13.6       6,486    13.5       4,859     17.3
     Depreciation and amortization......     1,143     6.9      572    5.4       3,397     7.1       1,695      6.0
                                           -------   -----   ------  -----     -------   -----     -------    -----

         Total expenses.................     9,544    57.6    5,650   53.5      28,145    58.7      17,511     62.2
                                           -------   -----   ------  -----     -------   -----     -------    -----


Income from operations..................     7,017    42.4    4,906   46.5      19,840    41.3      10,633     37.8

Other income (expense):
     Gain on sales of assets............       760     4.6       --     --         760     1.6          --       --
     Interest income....................     1,798    10.9    1,207   11.4       5,190    10.8       3,403     12.1
     Interest expense...................    (1,899)  (11.5)    (188)  (1.8)     (4,867)  (10.1)       (548)    (1.9)
                                           -------   -----   ------  -----     -------   -----     -------    -----

    Income before income taxes and
          minority interest in
          consolidated partnership......     7,676    46.4    5,925   56.1      20,923    43.6      13,489     47.9
    Provision for income taxes..........    (2,793)  (16.9)  (2,289) (21.7)     (7,781)  (16.2)     (5,186)   (18.4)
                                           -------   -----   ------  -----     -------   -----     -------    -----


Income before minority interest in
        consolidated partnership........     4,883    29.5    3,636   34.4      13,142    27.4       8,303     29.5
    Minority interest in consolidated
        partnership.....................      (497)   (3.0)    (130)  (1.2)       (920)   (1.9)       (360)    (1.3)
                                           -------   -----   ------  -----     -------   -----     -------    -----
Net income..............................     4,386    26.5    3,506   33.2      12,222    25.5       7,943     28.2
                                           =======   =====   ======  =====     =======   =====     =======    =====








THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

Revenues. Total revenues were $16,560,000 in the three months ended September 30, 1999 compared to $10,556,000 for the three months ended September 30, 1998, representing an increase of $6,004,000 or 56.9%. The primary components of this increase were increases in resident and healthcare revenue of $4,860,000 and development fee revenue of $1,448,000, offset by a decrease in affiliated management services revenue of $261,000. The increase in resident and healthcare revenue reflects revenue from six communities that were acquired in the third and fourth quarters of 1998. The increase in development fee revenue reflects the addition of 18 development contracts for managing the development and construction of new senior living communities owned by third parties.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Expenses. Total expenses of $9,544,000 in the third quarter of 1999 compared to $5,650,000 in the third quarter of 1998, representing an increase of $3,894,000 or 68.9%. This increase is primarily due to the acquisition of six communities in 1998.

Other income and expense. Other income and expense decreased $360,000 due to an increase in interest expense of $1,711,000 partially offset by a gain on the sale of one community owned by Healthcare Properties, L.P. ("HCP") of $760,000 and an increase in interest income of $591,000. Interest income increased primarily as a result of an increase in interest earned from loans to Triad Entities along with investment income from NHP notes due to the partial redemption of the NHP notes and payment of deferred interest. Interest expense increased due to the financing of the acquisition of the six communities acquired in 1998 and the funding of loans to Triad Entities.

Provision for income taxes. Provision for income taxes in the third quarter of 1999 was $2,793,000 or 38.9% of income before taxes, compared to $2,289,000 or 39.5% of income before taxes in the third quarter of 1998. The effective tax rates for the third quarter of 1999 and 1998 differ from the statutory tax rates because of state income taxes and permanent tax differences.

Minority interest. Minority interest increased $367,000 primarily due to the sale of one of the HCP communities and an increase in net income at HCP. The sale of the one HCP community increased minority interest by approximately $329,000.

Net income. As a result of the foregoing factors, net income increased $880,000 to $4,386,000 for the three months ended September 30, 1999, as compared to $3,505,000 for the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenues. Total revenues were $47,985,000 in the nine months ended September 30, 1999 compared to $28,144,000 for the nine months ended September 30, 1998, representing an increase of $19,841,000, or 70.5%. The primary components of this increase were increases in resident and healthcare revenue of $14,873,000 and development fee revenue of $5,664,000, offset by a decrease in affiliated management services revenue of $851,000. The increase in resident and healthcare revenue reflects revenue from six communities that were acquired in the third and fourth quarters of 1998. The increase in development fee revenue reflects the addition of 18 development contracts for managing the development and construction of new senior living communities owned by third parties.

Expenses. Total expenses of $28,145,000 in the nine months ended September 30, 1999 compared to $17,511,000 in the nine months ended September 30, 1998, representing an increase of $10,634,000 or 60.7%. This increase is primarily due to the acquisition of six communities in 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Other income and expense. Other income and expense decreased $1,772,000 in the first nine months of 1999 due to an increase in interest expense of $4,319,000 offset by an increase in interest income of $1,787,000 and a $760,000 gain relating to the sale of the one HCP community. Interest income increased primarily as a result of an increase in interest earned from loans to Triad Entities along with investment income from NHP notes due to the partial redemption of the NHP notes and payment of deferred interest. Interest expense increased due to the financing of the acquisition of the six communities acquired in 1998 and the funding of loans to Triad Entities.

     Provision for income taxes. Provision for income taxes for the first nine months of 1999 increased to $7,781,000 or 38.9% of income before taxes, compared to $5,186,000 or 39.5% of income before taxes in the first nine months of 1998. The effective tax rates for the first nine months of 1999 and 1998 differ from the statutory tax rates because of state income taxes and permanent tax differences.

     Minority interest. Minority interest increased $560,000 primarily due to an increase in net income at HCP and the gain on the sale of one of the HCP communities. The sale of the one HCP community increased minority interest by approximately $329,000.

     Net income. As a result of the foregoing factors, net income increased $4,279,000 to $12,222,000 for the nine months ended September 30, 1999, as compared to $7,943,000 for the nine months ended September 30, 1998.

     LIQUIDITY AND CAPITAL RESOURCES

     In addition to approximately $21,880,000 of cash balances on hand as of September 30, 1999, the Company's principal sources of liquidity are expected to be cash flows from operations and amounts available for borrowing under its revolving line of credit, which has a commitment of $34 million. The Company expects the funds available under its line of credit along with its net income and cash flow from operations to be sufficient to fund its short-term working capital requirements. The Company's long-term capital requirements, primarily for acquisitions, development and other corporate initiatives, will be dependent on the Company's ability to access additional funds through the debt and/or equity markets. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet its long-term capital requirements.

     The Company had net cash provided by operating activities of $769,000 and $5,288,000 in the first nine months of fiscal 1999 and 1998, respectively. In fiscal 1999, the net cash provided by operating activities was primarily derived from net income of $12,222,000 along with net noncash charges of $5,344,000 offset by increases in accounts and interest receivables of $11,668,000, an increase in other assets of $1,322,000 and a reduction in federal and state income taxes and accounts payable of $2,990,000 and $1,071,000, respectively. In fiscal 1998, the net cash provided by operating activities was primarily derived from net income of $7,943,000, noncash charges of $2,852,000 and an increase in accounts payable of $845,000 offset by increases in accounts receivable of $6,173,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     The Company had net cash used in investing activities of $22,987,000 and $22,924,000 in the first nine months of fiscal 1999 and 1998, respectively. In the first nine months of fiscal 1999, the Company's net cash used in investing activities was primarily the result of advances to Triad Entities of $25,003,000 and capital expenditures of $1,607,000 offset by the proceeds from the sale of the HCP property of $2,727,000 and a distribution from a limited partnership of $895,000. In the first nine months of fiscal 1998, the Company's net cash used in investing activities was primarily from the acquisition of the NHP assets for $8,246,000, advances to Triad Entities of $7,355,000, investments in a limited partnership of $2,204,000 and capital expenditures of $5,119,000.

     The Company had net cash provided by financing activities of $8,271,000 and $3,889,000 in the first nine months of fiscal 1999 and 1998, respectively. For the first nine months of fiscal 1999 and 1998, the net cash provided by financing activities was primarily the result of increases in debt outstanding under the Company's line of credit and notes payable.

     The Company derives the benefits and bears the risks attendant to the communities it owns. The cash flows and profitability of owned communities depends on the operating results of such communities and are subject to certain risks of ownership, including the need for capital expenditures, financing and other risks such as those relating to environmental matters.

     The cash flows and profitability of the Company's owned communities that are leased to third parties depend on the ability of the lessee to make timely lease payments. At September 30, 1999, HCP was operating one of its properties and had leased seven of its owned properties under triple net leases to third parties until year 2000 or 2001. Four of these properties are leased until year 2001 to HealthSouth Rehabilitation Corp. ("HealthSouth"), which provides acute spinal injury intermediate care at the properties which are still operating. HealthSouth closed one of these communities in 1994 and closed another community in February of 1997 due to low occupancy. HealthSouth has continued to make lease payments on a timely basis for all four properties. Effective August 5, 1999, HealthSouth agreed to transfer control of the two closed communities to HCP. In the Company's third quarter, one of these properties was sold for $2,727,000, net of closing costs, resulting in a gain from sale of approximately $760,000. HealthSouth has agreed to continue making its full lease payments to HCP on all four properties with no reduction in payment. HCP will continue to explore its options with regard to the other community, including the possibility of a sale. Should the operators of the leased properties default on payment of their lease obligations prior to termination of the lease agreements, six of the seven lease contracts contain a continuing guarantee of payment and performance by the parent company of the operators, which the Company intends to pursue in the event of default. Following termination of these leases, the Company will either convert and operate the communities as assisted living and Alzheimer's care communities, sell the communities or evaluate other alternatives. HCP's communities' lessees are all current in their lease obligations to HCP, except the lessee for one community that has not been able to make its lease payment since July 1999. The lessee for another property (other than HealthSouth) continues to fund a deficit between the required lease payment and operator's cash flow.

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

     The Company plans to continue to develop and acquire senior living communities. The development of senior living communities typically involves a substantial commitment of capital over a 12-month construction period during which time no revenues are generated, followed by a 12 to 14-month lease up period.


     The Company has entered into development and management agreements with the Triad Entities for the development and management of new senior living communities. The Triad Entities will own and finance the construction of the new communities. These communities are primarily Waterford communities. The Company typically receives a development fee of 4% of project costs, as well as reimbursement of expenses and overhead not to exceed 4% of project costs. The Company typically receives management fees in an amount equal to the greater of 5% of gross revenues or $5,000 per month per community, plus overhead not to exceed 1% of gross revenue. The Company holds 10% to 19% limited partnership interests in each of the Triad Entities and has the option to purchase the partnership interests of the other parties in each Triad Entity for an amount equal to the amount paid for the partnership interest by the other partners, plus a noncompounded return of 12% to 20% per annum. In addition, the Triad Entities provide the Company with an option to purchase the communities developed by the applicable partnership upon their completion for an amount equal to the fair market value (based on a third-party appraisal but not les than hard and soft costs and lease-up costs) of each community. The Company has made no determination as to whether we will exercise any of these purchase options.


      Each Triad Entity finances the development of new communities through a combination of equity funding, traditional construction loans and permanent financing with institutional lenders secured by first liens on the communities and unsecured loans from the Company. The Company loans may be prepaid without penalty. The financings from institutional lenders are secured by first liens on the communities as well as assignment to the lenders of the construction contracts and the development and management agreements with the Company. Each development and management agreement assigned to an institutional lender is also guaranteed by the Company and those guarantees are also assigned to the lenders. In certain cases, the management agreements contain an obligation of the Company to fund operating deficits to the Triad Entities if the other financing sources of the Triad Entities have been fully utilized. These operating deficit funding obligations are guaranteed by the Company.

     The chart below sets forth information about Company loans committed to the Triad Entities and financings from institutional lenders obtained by the Triad Entities (dollars in thousands):

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




                                  NOTES RECEIVABLE                                 CONSTRUCTION LOAN FACILITIES
                       ---------------------------------------------              -------------------------------
                                  BALANCE AT
                   COMMITTED       SEPT. 30,                     INTEREST
    ENTITY          AMOUNT           1999          MATURITY        RATE      AMOUNT            TYPE              LENDER
--------------- --------------  -------------- ---------------- ---------- -----------    ------------          ----------
 Triad Senior
   Living I,                                      March 12,                  $50,000       construction         Bank One
     L.P.          $15,000         $12,345           2003          8.0%      50,000          take-out             GMAC
   (Triad I)

 Triad Senior
  Living II,                                      September                                construction;           Key
     L.P.           10,000           9,743         25, 2003        10.5       27,000         mini-perm            Bank
  (Triad II)

 Triad Senior
  Living III,                                    February 8,                               construction;        Guaranty
     L.P.           10,000           7,031           2004          10.5      56,000          mini-perm            Bank
  (Triad III)

 Triad Senior
  Living IV,                                     December 30,                              construction;         Compass
     L.P.           10,000           5,689           2003          10.5       27,000         mini-perm            Bank
  (Triad IV)

 Triad Senior
   Living V,                                       June 30,
     L.P.           10,000           1,923           2004          12.0       27,000       construction;          Bank of
   (Triad V)                                                                                 mini-perm            America

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

     Based on ongoing assessments, the Company has developed a program to modify or replace significant portions of its software and certain hardware, which are generally PC-based systems, so that those systems will properly recognize and utilize dates beyond December 31, 1999. The Company has substantially completed software reprogramming and software and hardware replacement as of June 30, 1999, with 100% completion targeted for December 31, 1999. The costs of the completed and future modifications and replacement of hardware and software is expected to result in expenditures of approximately $100,000. The Company expects to spend approximately $50,000 in the fourth quarter to complete its Year 2000 initiative. All of the Company's systems have been upgraded with the exception of its general ledger program. The general ledger program is Year 2000 compliant, however, some of the reporting tools used in conjunction with the general ledger will not work properly with the current version of the Company's general ledger after December 31, 1999. As a result of this issue, the Company is currently in the process of upgrading its current general ledger and reporting software and expects this process to be completed by December 31, 1999. The Company presently believes that these modifications and replacement of existing software and certain hardware will mitigate the Year 2000 Issue. However, if such modifications and replacements are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

     The Company has completed a survey requiring written responses from its critical service providers in 1999. Based on the responses from the Company's critical service providers, 90 to 95% of the respondents indicated that they are currently Year 2000 compliant and the remaining respondents indicate that they will be Year 2000 compliant by the end of the year. The Company is therefore not aware of any external critical service provider with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no other means of determining whether or ensuring that its critical service providers are or will be Year 2000-ready. The inability of critical services providers to complete their Year 2000 resolution process in a timely fashion could materially impact the Company.

     The Company has assessed its exposure to operating equipment, and such exposure is not significant due to the nature of the Company's business. The Company operates in a relatively low technology dependent industry and does not anticipate any industry or Company specific Year 2000 risks beyond those discussed above.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Significant  Year 2000  problems  could  result in the  Company  not having timely  the  operating  information  necessary  to  efficiently  manage and monitor its business activities. This could result in disruptions in operation, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. The Company does not foresee Year 2000 issues affecting the day-to-day operations of its senior living communities due to their limited use of technology and the Company's evaluation of its operating equipment. The Company considers the possibility of significant Year 2000 problems, based on the evaluation of its internal systems and the response from its critical service providers, to be remote.

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

                        CAPITAL SENIOR LIVING CORPORATION
                               SEPTEMBER 30, 1999

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk is exposure to changes in interest rates on debt instruments. As of September 30, 1999, the Company had $90,263,000 in outstanding debt comprised of various fixed and variable rate debt instruments of $59,174,000 and $31,089,000, respectively.

     In the third quarter of fiscal 1999, the Company repaid $47,700,000 in outstanding short-term variable rate debt and replaced it with $45,970,000 of long-term fixed rate loans. These fixed rate loans are non-recourse loans secured by certain properties owned by the Company. These loans are for a 10-year term, bear interest at 8.2% with the principal being amortized over a 25-year period.

     Changes in interest rates would affect the fair market value of the Company's fixed rate debt instruments but would not have an impact on the Company's earnings or cash flows. Fluctuations in interest rates on the Company's variable rate debt instruments, which are tied to either the LIBOR or the prime rate, would affect the Company's earnings and cash flows but would not affect the fair market value of the variable rate debt. For each percentage point change in interest rates the Company's annual interest expense would increase by approximately $311,000 based on its current outstanding variable debt.

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

                        CAPITAL SENIOR LIVING CORPORATION
                               SEPTEMBER 30, 1999

     Item 2.   CHANGES IN SECURITIES (And use of proceeds)

                        Not Applicable


     Item 3.   DEFAULTS UPON SENIOR SECURITIES

                        Not Applicable


     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        Not Applicable


     Item 5.   OTHER INFORMATION

                        Not Applicable


     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (A)  Exhibits:

                    3.1  Amendment  to  Amended  and  Restated   Certificate  of
                         Incorporation of Capital Senior Living Corporation

                    3.2 Amendments to Amended and Restated Bylaws off Capital Senior Living Corporation

                    10.1 Draw Promissory Note dated July 1, 1999 of Triad Senior
                         Living V, L.P. in favor of Capital Senior Living Properties, Inc.

                    10.2 First  Amendment  to Amended  and  Restated  Employment
                         Agreement of James A. Stroud, dated March 22, 1999, by and between James A. Stroud and Capital Senior Living Corporation

                    10.3 Second  Amendment  to Amended and  Restated  Employment
                         Agreement of James A. Stroud, dated May 31, 1999, by and between James A. Stroud and Capital Senior Living Corporation

                    10.4 Employment  Agreement,  dated  May  26,  1999,  by  and between Lawrence A. Cohen and Capital Senior Living Corporation

                        CAPITAL SENIOR LIVING CORPORATION
                               SEPTEMBER 30, 1999

                    27.1 Financial Data Schedule

               (B)  Reports on Form 8-K

                    (i) The Registrant filed a report on Form 8-K, dated October 25, 1999 to report entering into an Amended and Restated Plan of Merger dated October 19, 1999, by and among the Registrant, Capital Senior Living Acquisition, and ILM Senior Living, Inc.

                    (ii) The  Registrant  filed  a  report  on Form  8-K,  dated
                         October 25, 1999 to report entering into an Amended and Restated Plan of Merger dated October 19, 1999, by and among the Registrant, Capital Senior Living Acquisition, and ILM II Senior Living, Inc.

                        CAPITAL SENIOR LIVING CORPORATION
                               SEPTEMBER 30, 1999




Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capital Senior Living Corporation
(Registrant)


By:      /s/ Ralph A. Beattie
         ----------------------------------------------
         Ralph A. Beattie
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date:    November 15, 1999