Form 10-K
period 1999-12-31
CAPITAL SENIOR LIVING CORP
filed 2000-03-30
CIK 1043000

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                    FORM 10-K

(MARK ONE)
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                         ------------------------------
         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----   ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         The aggregate market value of 10,333,450 shares of the Registrant's Common Stock held by nonaffiliates, based upon the closing price of the Registrant's Common Stock as reported by the New York Stock Exchange on March 28, 2000 was approximately $38,750,438. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant. As of March 28, 2000, 19,717,347 shares of Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant's definitive Proxy Statement pertaining to the 2000 Annual Meeting of Stockholders (the "Proxy Statement") and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A is incorporated herein by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    CAPITAL SENIOR LIVING CORPORATION

                                            TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                   NUMBER
                                                                                                  --------
                                                      PART I
ITEM 1.  BUSINESS....................................................................................1
ITEM 2.  PROPERTIES.................................................................................19
ITEM 3.  LEGAL PROCEEDINGS..........................................................................19
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................20

                                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS........................................................................20
ITEM 6.  SELECTED FINANCIAL DATA....................................................................22
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..................................................................24
ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ................................33
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................33
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE...................................................................33

                                                     PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................................33
ITEM 11. EXECUTIVE COMPENSATION.....................................................................34
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................34

                                                     PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...........................35

SIGNATURES..........................................................................................36

INDEX TO EXHIBITS...................................................................................E-1

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         Capital Senior Living Corporation (together with its subsidiaries, the "Company") is one of the largest developers and operators of senior living communities in the United States in terms of resident capacity. As of December 31, 1999, the Company owned interests in and/or operated 36 communities in 18 states with a capacity of approximately 5,900 residents, including 21 communities in which it owned interests and 15 communities that it managed for third parties pursuant to multi-year management contracts. As of December 31, 1999, the Company was developing 23 new communities, which will have a capacity of approximately 3,200 residents, and was expanding three existing communities to accommodate approximately 300 additional residents. As of December 31, 1999, the Company also operated one home care agency. Approximately 93% of the total revenues for the senior living communities owned and managed by the Company as of December 31, 1999 are derived from private pay sources. During 1999, the communities that the Company operated and in which it owned interests had an average occupancy rate of approximately 94% and its managed communities had an average occupancy rate of approximately 95%. The Company and its predecessors have provided senior living services since 1990.

         The Company was incorporated in Delaware in October 1996 in anticipation of its initial public offering. Simultaneously with the consummation of its initial public offering, the Company and the Company's founders engaged in a series of transactions (the "Formation Transactions"), which resulted in the Company acquiring certain assets, entities and partnership interests of its founders and entities affiliated with its founders. The primary components of the Formation Transactions were as follows:

         - The stock of Capital Senior Living, Inc., Capital Senior Management 1, Inc., Capital Senior Management 2, Inc., Capital Senior Development, Inc., and Quality Home Care, Inc. was contributed by the Company's founders in exchange for 7,687,347 shares of the Company's common stock and notes aggregating approximately $18.1 million. The primary assets of these entities consisted of third-party management contracts, development contracts and a home health care agency. The notes were repaid with some of the proceeds of the Company's initial public offering.

         - The Company purchased substantially all of the assets of Capital Senior Living Communities, L.P. ("CSLC") for the assumption of approximately $71 million in debt (the "LBHI Loan") and $5.8 million in cash. The LBHI Loan was repaid with some of the proceeds of the Company's initial public offering. The primary assets of CSLC were:

                  - four senior living communities - Cottonwood Village in Cottonwood, Arizona; Harrison at Eagle Valley in Indianapolis, Indiana; Towne Centre in Merrillville, Indiana; and Canton Regency in Canton, Ohio;

                  - approximately 56% of the limited partnership interests in HealthCare Properties, L.P. ("HCP"); and

                  - approximately 31% of certain notes (the "NHP Notes") issued by NHP Retirement Housing Partners I Limited Partnership ("NHP").

         The primary assets of HCP consisted of: (i) approximately $9.9 million in cash and cash equivalents; (ii) four physical rehabilitation facilities located in Orlando, Florida, Nashville, Tennessee, Lancaster, South Carolina; and Martin, Tennessee; and (iii) four skilled nursing facilities located in Evansville, Indiana, Cambridge, Massachusetts, Fort Worth, Texas, and Austin, Texas. The primary assets of NHP consisted of five senior living communities located in Buffalo, New York, Sacramento, California (two communities), Detroit, Michigan, and Boca Raton, Florida. The Company currently owns approximately 57% of the limited partnership interests of HCP and 33% of the NHP Notes.

         On September 30, 1998, the Company acquired four of the five senior living communities from NHP for cash consideration of $40.7 million. The purchase price for the properties was determined by independent appraisal. The senior living communities acquired by the Company are The Atrium of Carmichael in Carmichael, California, Crosswoods Oaks in Citrus Height, California, The Heatherwood in Southfield, Michigan, and The Veranda Club in Boca Raton, Florida. The Company has operated these communities under a long-term management contract since 1992 and continues to manage NHP's remaining community, the Amberleigh in Buffalo, New York.

         On October 28, 1998, the Company acquired two senior living communities from Gramercy Hill Enterprises ("Gramercy"), and Tesson Heights Enterprises ("Tesson"), for aggregate consideration of approximately $34 million. The senior living communities acquired by the Company from Gramercy and Tesson are Gramercy Hill in Lincoln, Nebraska and Tesson Heights, in St. Louis, Missouri.

         The Company has entered into definitive Amended and Restated Agreements and Plans of Merger with ILM Senior Living, Inc. ("ILM I") and ILM II Senior Living, Inc. ("ILM II") to acquire these companies for a combined cash consideration of approximately $172 million, and the assumption of liabilities. The primary assets of ILM I and ILM II collectively are 13 senior living communities that have been managed by the Company under management agreements since 1996. Under the two merger agreements, both ILM I and ILM II would separately merge with and into the Company's wholly owned direct subsidiary with the aggregate issued and outstanding shares of ILM I and ILM II common stock eligible to receive $172 million in cash. Both mergers have been approved by the boards of directors of each company and each transaction requires the approval of the applicable shareholders of either ILM I or ILM II. The mergers also are subject to certain other customary conditions, including regulatory approvals, and are expected to be completed during the second or third quarter of 2000. Neither merger is dependent upon the occurrence of the other and there can be no assurances that the shareholders of either ILM I or ILM II will approve their respective merger.

INDUSTRY BACKGROUND

         The senior living industry encompasses a broad and diverse range of living accommodations and supportive services that are provided primarily to persons 75 years of age or older. For the elderly who require limited services, independent living residences supplemented at times by home health care, offers a viable option. Most independent living communities typically offer community living together with a basic services package consisting of meals, housekeeping, laundry, 24-hour staffing, transportation, social and recreational activities and health care monitoring.

         As a senior's need for assistance increases, care in an assisted living residence is often preferable and more cost-effective than home-based care or nursing home care. Typically, assisted living represents a combination of housing and 24- hour a day personal support services designed to aid elderly residents with activities of daily living ("ADLs"), such as ambulation, bathing, dressing, eating, grooming, personal hygiene, and monitoring or assistance with medications. Certain assisted living residences may also provide assistance to residents with low acuity medical needs, or may offer higher levels of personal assistance for incontinent residents or residents with Alzheimer's disease or other cognitive or physical frailties. Generally, assisted living residents require higher levels of care than residents of independent living residences and retirement living centers, but require lower levels of care than patients in skilled nursing facilities. For seniors who need the constant attention of a skilled nurse or medical practitioner, a skilled nursing facility may be required.

         The senior living industry is highly fragmented and characterized by numerous small operators. Moreover, the scope of senior living services varies substantially from one operator to another. Many smaller senior living providers do not operate purpose-built residences, do not have professional training for staff and provide only limited assistance with ADLs. The Company believes that few senior living operators provide the required comprehensive range of senior living services designed to permit residents to "age in place" within the community as they develop further physical or cognitive frailties.

         The Company believes that the senior living industry will require large capital infusions over the next 30 years to meet the growing demand for senior living facilities. The National Investment Conference has estimated that gross capital expenditures for the senior living marketplace will grow from $86 billion in 1996 to $126 billion in 2005 and to $490 billion in 2030, in order to accommodate increasing demand. As a result, the Company believes there will continue to be significant growth opportunities in the senior living market for providing services to the elderly.

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

         The likelihood of living alone increases with age. Most of this increase is due to an aging population in which women outlive men. In 1993, eight out of 10 noninstitutionalized elderly who lived alone were women. According to the United States Bureau of Census, based on 1993 data, for women the likelihood of living alone increases from 32% for 65- to 74-year-olds to 57% for those women aged 85 and older. Men show similar trends with 13% of the 65- to 74-year-olds living alone rising to 29% of the men aged 85 and older living alone. Societal changes, such as increased divorce rates and the growing numbers of persons choosing not to marry, have further increased the number of Americans living alone. This growth in the number of elderly living alone has resulted in an increasing demand for services that historically have been provided by a spouse, other family members or live-in caregivers.

DEMOGRAPHICS

         The primary market for the Company's senior living services is comprised of persons aged 75 and older. This age group is one of the fastest growing segments of the United States population and is expected to more than double by the year 2030. The population of seniors aged 85 and over has increased from approximately 3.1 million in 1990 to over 4.3 million by 2000, an increase of 39%. As the number of persons aged 75 and over continues to grow, the Company believes that there will be corresponding increases in the number of persons who need assistance with ADLs. According to industry analyses, approximately 19% of persons aged 75 to 79, approximately 24% of persons aged 80 to 84 and approximately 45% of persons aged 85 and older need assistance with ADLs. According to the Alzheimer's Association the number of persons afflicted with Alzheimer's disease is expected to grow from the current 4.0 million to
14.0 million by the year 2050.

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

OPERATING STRATEGY

         The Company's operating strategy is to provide high quality, senior living services at an affordable price to its residents while achieving and sustaining a strong, competitive position within its chosen markets, as well as continuing to enhance the performance of its operations. The Company is implementing its operating strategy principally through the following methods.

CONTINUE TO PROVIDE BROAD RANGE OF HIGH-QUALITY PERSONALIZED CARE

         Central to the Company's operating strategy is its focus on providing high-quality care and services that are personalized and tailored to meet the individual needs of each community resident. The Company's residences and services are designed to provide a broad range of care that permits residents to "age in place" as their needs change and as they develop further physical or cognitive frailties. By creating an environment that maximizes resident autonomy and provides individualized service programs, the Company seeks to attract seniors at an earlier stage, before they need the higher level of care provided in a skilled nursing facility. The Company also maintains a comprehensive quality assurance program designed to ensure the satisfaction of its residents and their family members. The Company conducts annual resident satisfaction surveys, which allow residents at each community to express whether they are "very satisfied," "satisfied" or "dissatisfied" with all major areas of a community -- housekeeping, maintenance, activities and transportation, food service, security and management. In 1999 and 1998, the Company achieved a 94% and 95% overall approval rating (satisfied or very satisfied), respectively, from its residents in this polling of its residents' satisfaction.

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

MAINTAIN AND IMPROVE OCCUPANCY RATES

         The Company continually seeks to maintain and improve occupancy rates by: (i) retaining residents as they "age in place" by extending optional care and service programs; (ii) attracting new residents through the on-site marketing program focus on residents and family members; (iii) selecting sites in underserved markets; (iv) aggressively seeking referrals from professional community outreach sources, including area religious organizations, senior social service programs, civic and business networks, as well as the medical community; and (v) continually refurbishing and renovating its communities.

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

EMPHASIZE EMPLOYEE TRAINING AND RETENTION

         The Company devotes special attention to the hiring, screening, training, supervising, and retention of its employees and caregivers to ensure that quality standards are achieved. In addition to the normal on-site training, the Company conducts annual national management meetings and encourages sharing of expertise among managers. The Company's commitment to the total quality management concept is emphasized throughout its training program. This commitment to the total quality management concept means identification of the "best practices" in the senior living market and communication of those best practices to our executive directors and their staff. The identification of best practices is realized by a number of means, including: emphasis on regional and executive directors keeping up with professional trade journals; interaction with other professionals and consultants in the senior living industry through seminars, conferences, and consultations; visits to other properties; leadership and participation at national and local trade organization events; and information derived from marketing studies and resident satisfaction surveys. This information is continually processed by regional managers and the executive directors and communicated to the Company's employees as part of their training. The Company's staffing each community with an executive director allows it to hire more professional employees at these positions, while the Company's developed career path helps it to retain the professionals it hires. The Company hires an executive director for each of its communities and provides them with autonomy, responsibility and accountability. The Company believes its commitment to and emphasis on employee training and retention differentiates the Company from many of its competitors.

UTILIZE COMPREHENSIVE INFORMATION SYSTEMS

         The Company employs comprehensive proprietary information systems to manage financial and operating data in connection with the management of its communities. Utilizing the Company's PC-based network, the Company is able to collect and monitor on a regular basis key operating data for its communities. Reports are routinely prepared and distributed to on-site, district and regional managers for use in managing the profitability of the Company's communities. The Company's management information systems provide senior management with the ability to identify emerging trends, monitor and control costs and develop current pricing strategies. The Company believes that its proprietary information systems are scalable to support future growth.

SENIOR LIVING SERVICES

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

         The Company's operating philosophy is to provide affordable, quality living communities and services to senior citizens and deliver a continuum of care for its residents as their needs change over time. This continuum of care, which integrates independent living and assisted living and is bridged by home care, sustains residents' autonomy and independence based on their physical and mental abilities. As residents age, in many of the Company's communities, they are able to obtain the additional needed services within the same community, avoiding the disruptive and often traumatic move to a different facility.

INDEPENDENT LIVING SERVICES

         The Company provides independent living services to seniors who do not yet need assistance or support with ADLs, but who prefer the physical and psychological comfort of a residential community that offers health care and other services. As of December 31, 1999, the Company had ownership interests in 14 communities and managed an additional 14 communities which provide independent living services, with an aggregate capacity for 2,360 and 2,140 residents, respectively.

         Independent living services provided by the Company include daily meals, transportation, social and recreational activities, laundry, housekeeping, 24-hour staffing and health care monitoring. The Company also fosters the wellness of its residents by offering health screenings (such as blood pressure checks), periodic special services (such as influenza inoculations), dietary and similar programs, as well as ongoing exercise and fitness classes. Classes are given by health care professionals to keep residents informed about health and disease management. Subject to applicable government regulation, personal care and medical services are available to independent living residents through either the community staff or through the Company's or independent home care agencies. The Company's independent living residents pay a fee ranging from $1,295 to $3,150 per month, in general, depending on the specific community, program of services, size of the unit, and amenities offered. The Company's contracts with its independent living residents are generally for a term of one year and are typically terminable by the resident upon 30 days' notice.

ASSISTED LIVING SERVICES

         The Company offers a wide range of assisted living care and services 24 hours per day, including personal care services, support services, and supplemental services. As of December 31, 1999, the Company had ownership interests in nine communities, and managed an additional 10 communities that provide assisted living services, with an aggregate capacity for 341 and 412 residents, respectively. The residents of the Company's assisted living residences generally need help with some or all ADLs, but do not require the more acute medical care traditionally given in nursing homes. Upon admission to the Company's assisted living communities, and in consultation with the resident, the resident's family and medical consultants, each resident is assessed to determine his or her health status, including functional abilities, and need for personal care services, and completes a lifestyles assessment to determine the resident's preferences. From these assessments, a care plan is developed for each resident to ensure that all staff members who render care meet the specific needs and preferences of each resident where possible. Each resident's care plan is reviewed periodically to determine when a change in care is needed.

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

         In pricing its services, the Company has developed the following three levels or tiers of assisted living care:

         Level I typically provides for minimum levels of care and service, for which the Company generally charges a monthly fee per resident ranging from $1,340 to $3,140 depending upon unit size and the project design type. Typically, Level I residents need minimal assistance with ADLs.

         Level II provides for relatively higher levels and increased frequency of care, for which the Company generally charges a monthly fee per resident ranging from $1,600 to $3,310, depending upon the unit size and the project design type. Typically, Level II residents require moderate assistance with ADLs and may need additional personal care, support, and supplemental services.

         Level III provides for the highest level of care and service, for which the Company generally charges a monthly fee per resident ranging from $1,910 to $3,475, depending upon the unit size and the project design type. Typically, Level III residents are either very frail or impaired and utilize many of the Company's services on a regular basis.

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

SKILLED NURSING SERVICES

         In its skilled nursing facilities, the Company provides traditional long-term care through 24-hour-per-day skilled nursing care by registered nurses, licensed practical nurses and certified nursing assistants. The Company also offers a comprehensive range of restorative nursing and rehabilitation services in its communities including, but not limited to, physical, occupational, speech and medical social services. As of December 31, 1999, the Company had ownership interests in seven facilities and managed an additional facility that provides nursing services, with an aggregate capacity for 746 and 60 residents, respectively.

HOME CARE SERVICES

         As of December 31, 1999, the Company provided private pay, home care services to clients at one of its senior living communities through the Company's on-site, home care agency and made private pay, home care services available to clients at a majority of its senior living communities through third-party providers. The Company believes that the provision of private pay, home care services is an attractive adjunct to its independent living services because it allows the Company to provide more services to its residents as they age in place and increase the length of stay in the Company's communities. In addition, the Company will make available to residents certain customized physician, dentistry, podiatry and other health-related services that may be offered by third-party providers.

OPERATING COMMUNITIES

         The table below sets forth certain information with respect to senior living communities owned, leased, and managed by the Company as of December 31, 1999. The Company is expanding certain of these communities, primarily to add assisted living units. See "Growth Strategies -- Expand Existing Communities." These expansions, along with the availability of private pay home care services, allow the Company to broaden its continuum of care services to allow residents to age in place.

                                                               RESIDENT CAPACITY (1)
                                                          --------------------------------
                                                                                               OWNER-     COMMENCEMENT OF
            COMMUNITY              LOCATION               IL        AL       SN      TOTAL     SHIP(2)     OPERATIONS (3)
      ----------------------    --------------           -----     -----    ------  ------    ---------   -----------------
OWNED:
  Amberleigh.............      Buffalo, NY                365         29        --       394     33%           1/92
  Atrium of Carmichael...      Sacramento, CA             156         --        --       156    100%           1/92
  Cambridge Nursing
    Home.................      Cambridge, MA               --         --       120       120     57%           7/93
  Canton Regency.........      Canton, OH                 164         34        50       248    100%           3/91
  Cottonwood Village.....      Cottonwood, AZ             135         47        --       182    100%           3/91
  Crosswood Oaks.........      Sacramento, CA             127         --        --       127    100%           1/92
  Gramercy Hill..........      Lincoln, NE                101         59        --       160    100%          10/98
  Harrison at Eagle            Indianapolis, IN           138         --        --       138    100%           3/91
  Valley.................      (4)
  Heatherwood............      Detroit, MI                188         --        --       188    100%           1/92
  Waterford..............      Mesquite, TX               174         --        --       174     19%           9/99
  Waterford..............      San Antonio, TX            136         --        --       136     19%           4/99
  Waterford..............      Shreveport, LA             136         --        --       136     19%           3/99
  Tesson Heights.........      St Louis, MO               140         58        --       198    100%          10/98
  Towne Centre...........      Merrillville, IN           165         34        64       263    100%           3/91
  Veranda Club...........      Boca Raton, FL             235         --        --       235    100%           1/92
                                                      -------    -------   -------     -----
    Subtotal.............                               2,360        261       234     2,855

MANAGED:
BUCKNER COMMUNITIES
  Buckner Parkway Place..      Houston, TX                243         82        60       385                   1/98
  Buckner Westminster
    Place................      Longview, TX               117         --        --       117                   4/96
ILM COMMUNITIES(5)
  Crown Pointe...........      Omaha, NE                  163         --        --       163
  Crown Villa............      Omaha, NE                   --         73        --        73                   8/96
  Independence Village...      East Lansing, MI           162         --        --       162                   8/96
  Independence Village...      Peoria, IL                 173         --        --       173                   8/96
  Independence Village...      Raleigh, NC                155         22        --       177                   8/96
  Independence Village...      Winston-Salem, NC          145         16        --       161                   8/96
  Overland Park Place....      Kansas City, KS            126         25        --       151                   8/96
  The Palms..............      Fort Myers, FL             235         20        --       255                   8/96
  Rio Las Palmas.........      Stockton, CA               142         50        --       192                   8/96
  Sedgwick Plaza.........      Wichita, KS                117         54        --       171                   8/96
  Villa at Riverwood.....      St. Louis, MO              140         --        --       140                   8/96
  Villa Santa Barbara....      Santa Barbara, CA           87         38        --       125                   8/96
  West Shores............      Hot Springs, AR            135         32        --       167                   8/96
                                                    ---------  ---------   -------     -----
    Subtotal.............                               2,140        412        60     2,612
                                                    ---------   --------  --------    ------
OWNED AND LEASED TO
  OTHERS(6):
  Cane Creek(7)..........      Martin, TN                  --          8        36        44     57%            N/A
  Crenshaw Creek.........      Lancaster, SC               --         36        --        36     57%            N/A
  Hearthstone............      Austin, TX                  --         --       120       120     57%            N/A
  McCurdy................      Evansville, IN              --         --       236       236     57%            N/A
  Sandybrook.............      Orlando, FL                 --         36        --        36     57%            N/A
  Trinity Hills..........      Fort Worth, TX              --         --       120       120     57%            N/A
                                                      -------    ------- ---------     -----
    Subtotal ............                                  --         80       512       634

    Grand Total..........                               4,500        753       806     6,059
                                                    =========   ========   =======    ======

----------

(1) Independent living (IL) residences, assisted living (AL) residences (including areas dedicated to residents with Alzheimer's and other forms of dementia) and skilled nursing (SN) beds.
(2) In the case of a community shown as 33% owned, this represents the Company's ownership of approximately 33% of the outstanding NHP Notes that are secured by the property. In the case of those communities shown as approximately 57% owned, this represents the Company's ownership of approximately 57% of the limited partner interests in HCP. In the case of those communities shown as approximately 19% owned, this represents the Company's ownership of approximately 19% of the limited partnership interests in Triad I.
(3) Indicates the date on which the Company acquired each of its owned communities or commenced operating its managed communities. The Company operated certain of its communities pursuant to management agreements prior to acquiring the communities.
(4) The Company's home care agency is on-site at the Harrison at Eagle Valley community.
(5) Communities the Company currently manages but is in the process of acquiring.
(6) Represents communities owned by the Company and leased to third parties pursuant to master leases under which the Company receives rent regardless of whether the units are occupied. These leases were in place at the time the Company acquired its interest in these communities.
(7)      This property was sold to a third party on January 11, 2000.

THIRD-PARTY MANAGEMENT CONTRACTS

         The Company is a party to two separate property management agreements (the "ILM Management Agreements") with ILM I Lease Corporation and ILM II Lease Corporation, corporations formed by ILM I and ILM II (collectively, "ILM") that operate 13 senior living communities. The ILM Management Agreements commenced on July 29, 1996. The term of the ILM Management Agreement with ILM I Lease Corporation is being extended on a month-to-month basis from its original termination date of December 31, 1999. The ILM Management Agreement with ILM II Lease Corporation will expire on December 31, 2000, subject to extension under certain circumstances, but not beyond July 29, 2001. Under the terms of the ILM Management Agreements, the Company earns a base management fee equal to 4% of the gross operating revenues of the communities under management (as defined), and is also eligible to receive an incentive management fee equal to 25% of the amount by which the average monthly net cash flow of the communities (as defined) for the 12-month period ending on the last day of each calendar month exceeds a specified base amount. The ILM Management Agreements are terminable upon the sale of the related communities, subject to the Company's rights to offer to purchase the communities. In the event of a sale, the Company has the right to make the first and last offer with respect to the purchase of the communities subject to the ILM Management Agreements. The Company earned a total of $1,202,966 and $790,281, respectively, under the two ILM Management Agreements for the year ended December 31, 1999, which includes the incentive management fee, and $980,159 and $969,068, respectively, for the year ended December 31, 1998.

         On October 19, 1999, the Company entered into separate Amended and Restated Agreements and Plans of Merger with ILM I and ILM II. Upon completion of such mergers, the Company will own the 13 communities currently managed under the ILM Management Agreements and will terminate the ILM Management Agreements. The Amended and Restated Agreements and Plans of Merger amended and restated the definitive Agreements and Plans of Merger the Company entered into with ILM I and ILM II, on February 7, 1999.

         The Company is party to two separate property management agreements (the "Buckner Agreements") with Buckner Retirement Services, Inc., a not-for-profit corporation that operates two senior living communities. The Buckner Agreements commenced on April 1, 1996 and January 1, 1998 and expire on March 31, 2001 and December 31, 2002, respectively, except that either party may terminate the agreements for cause under limited circumstances. Under the terms of the Buckner Agreement for Buckner Parkway Place, the Company earns a base management fee of $33,000 per month. Under the terms of the Buckner Westminster Place Agreement, the Company earns a base management fee of $6,050 per month. Also, in the case of both of the Buckner Agreements, the Company is also eligible to receive a productivity reward equal to 5% of the Gross Revenues generated during the immediately preceding month that exceed $660,000 and $121,000, respectively. Both agreements have a productivity reward limit of 20% of the base management fee per month. The amounts that exceed the limit are deferred. Pursuant to the terms of the Buckner Agreements, the Company has a right of first refusal with respect to purchasing the communities subject to these agreements.

GROWTH STRATEGIES

         The Company believes that the fragmented nature of the senior living industry and the limited capital resources available to many small, private operators provide an attractive opportunity for the Company to expand its existing base of senior living operations. The Company believes that its current operations throughout the United States serve as the foundation on which the Company can build senior living networks in targeted geographic markets and thereby provide a broad range of high quality care in a cost-efficient manner.

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

         The Company's senior management has extensive experience in senior living development. The Company has an integrated internal development approach pursuant to which the Company's management and other personnel (including designers and architects, market analysts, and construction managers) locate sites for, develop, and open its communities. Personnel who are experienced in site selection conduct extensive market and site-specific feasibility studies prior to the Company's committing significant financial resources to new projects. The Company believes it can expand its operations into new markets and strengthen its presence within its existing markets utilizing its existing residence models, such as the Waterford model described herein.

         TRIAD ENTITIES. The Company is currently developing new senior living communities pursuant to arrangements with Triad Senior Living, Inc., and its affiliates, which are unrelated third parties (the "Triad Entities"). Sixteen of the 23 communities currently under development are Waterford communities that are being developed through the Triad Entities. The Waterford community model is designed to provide middle income residents with a senior living community having amenities typical of higher-priced communities, through more efficient space design, emphasizing common areas and providing more efficient layouts of the living areas.

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

         The Company believes that the Waterford designs meet the desire of many of the Company's residents to move into a new residence that approximates, as nearly as possible, the comfort of their prior home. The Company also believes that its designs achieve several other objectives, including:

         - lessening the trauma of change for residents and their families;
         -        facilitating resident mobility and caregiver access;
         -        enhancing operating efficiencies;
         - enhancing the Company's ability to match its products to targeted markets; and
         -        differentiating the Company from its competitors.

         The Waterford communities being developed through the Triad Entities are as set out below:

                                NUMBER OF                                    ESTIMATED COST
                                WATERFORD              APPROXIMATE           OF COMPLETION             COMPANY LOAN
        ENTITY                 COMMUNITIES          RESIDENT CAPACITY         AND LEASE-UP             COMMITMENT(2)
    --------------            --------------       -------------------     ------------------         ----------------
      Triad I(1)                    2                      310              $23 - $26 million               --
      Triad II                      3                      428              $30 - $35 million          $15 million
      Triad III                     6                      816              $65 - $70 million          $10 million
      Triad IV                      2                      290              $22 - $24 million          $10 million
      Triad V                       3                      408              $33 - $36 million          $10 million

---------

(1) Triad I is developing two additional communities which are not Waterford communities.
(2) The Company has operating deficit loan obligations in management agreements in addition to the committed amounts shown relating to unsecured loans from the Company.

         The development agreements between each Triad Entity and the Company generally provide for a development fee of 4% of project costs, plus reimbursements for expenses and overhead not to exceed 4% of project costs. The Triad Entities also enter into management agreements with the Company providing for management fees to the Company in an amount equal to the greater of 5% of gross revenues or $5,000 per month per community, plus overhead reimbursements not to exceed 1% of gross revenues. The Company has the option to purchase the partnership interests of the other partners in the Triad Entities for an amount equal to the amount paid for the partnership interest by the other partners, plus a noncompounded return of 12% per annum, except for Triad I. The property management agreements also provide the Company with an option to purchase the communities developed by the Triad Entities, other than Triad I, upon their completion for an amount equal to the fair market value, based on a third-party appraisal but not less than hard and soft costs and lease-up costs. In December 1999, Triad I completed a recapitalization in which an affiliate of Lehman Brothers purchased from a third party 80% of the limited partnership interests in Triad I for an investment of $12,000,000. Lehman Brothers affiliate's investment enabled Triad I to repay the Company approximately $9,000,000 in loans. The Company increased its equity contribution in Triad I to $3,000,000 and continues to own a 19% limited partnership interest in Triad I. The Company has the option to purchase the Triad I communities for an amount specified in the partnership agreement. The Company will continue to develop and manage the communities in Triad I. The Company has made no determination as to whether it will exercise any of these purchase options. The Company will evaluate the possible exercise of each purchase option based upon the business and financial factors which may exist at the time those options may be exercised.

         The Company recently announced that the capital market and financial environment has reduced the availability of attractive financing for joint venture development. Consequently, the Company will develop future communities in which it has an ownership interest on its balance sheet to capture 100% of the benefits from lower construction costs and higher appreciation potential.

         The Company has entered into a strategic alliance with Buckner Retirement Services, Inc. ("Buckner") to develop, market and manage senior living communities developed by Buckner. As of December 31, 1999, one site in Beaumont, Texas has been purchased for the development and operation of independent living, assisted living and skilled nursing care. The management agreement between Buckner and the Company generally provides for a base management fee plus a productivity reward equal to 5% of the gross revenues generated during the immediately preceding month that exceed a base figure. The productivity reward has a limit of 20% of the base management fee per month. The amounts that exceed the limit are deferred. The term is for five years commencing with the certificate of occupancy. The development agreements generally provide for a development fee of 7% of project costs.

         The Company is party to a property management agreement with LCOR Incorporated ("LCOR") to market and manage four independent living and assisted living communities being developed by LCOR. The sites covered by the agreement are: Trumbull, Connecticut; Libertyville, Illinois; Summit, New Jersey; and Naperville, Illinois. The management agreements between LCOR and the Company generally provide for a base management fee of the greater of $15,000 per month or 5% of gross revenues plus an incentive fee equal to 25% of the excess cash flow over budgeted amounts. The terms are for 10 years with a five year renewal at the Company's option. The Company is also entitled to a fee of $50,000 for development consulting services for each development and a monthly marketing fee of approximately $10,000 per month for each community, which generally covers the period prior to the expected opening of the communities, usually six to nine months.

         The Company has also entered into a strategic alliance with The Emmaus Calling, Inc. ("Emmaus") to develop, market and manage a senior living community developed by Emmaus. As of December 31, 1999, two sites have been purchased for the development and operation of assisted living communities. The sites are in Mesquite, Texas and Houston, Texas. The management agreements between Emmaus and the Company provide for a base management fee of $8,000 per month adjusted yearly by the difference between the Consumer Price Index for the year less the Consumer Price Index for the year of completion. The term is for 15 years.

         As of December 31, 1999, there were 23 communities under development. Seven communities were being developed for Buckner, Emmaus and LCOR, where the Company will manage these communities under management agreements and has no equity interest, and 16 of these communities were being developed with the Triad Entities where the Company will manage these communities under management agreements and where the Company has a 10% to 19% limited partner interest in each of the Triad Entities. The following table summarizes information regarding those developments that the Company expects to be completed through 2001.

                                                            RESIDENT CAPACITY
                                                     ------------------------------
                                 SCHEDULED
LOCATION OF DEVELOPMENT          COMPLETION            IL    AL      SN       TOTAL        STATUS(1)
-----------------------          ----------            --    --      --       -----        ---------
TRIAD I
     Fort Worth, TX............. 1st Half 2000        174      -      -        174    Construction
     San Antonio, TX............ 1st Half 2000        136      -      -        136    Construction
                                                     ----   ----   ----       ----
                                                      310      -      -        310
                                                     ----   ----   ----       ----
TRIAD II
     Fairfield, OH.............. 2nd Half 2000        136      -      -        136    Construction
     Oklahoma City, OK.......... 2nd Half 2000        136      -      -        136    Construction
     Plano, TX.................. 2nd Half 2000        111     45      -        156    Construction
                                                     ----    ---    ---       ----
                                                      383     45      -        428
                                                     ----    ---    ---       ----
TRIAD III
     Columbia, SC............... 2nd Half 2000        136      -      -        136    Construction
     Deer Park, TX.............. 2nd Half 2000        136      -      -        136    Construction
     Jackson, MS................ 2nd Half 2000        136      -      -        136    Construction
     Mansfield, OH.............. 2nd Half 2000        136      -      -        136    Construction
     Pantego, TX................ 2nd Half 2000        136      -      -        136    Construction
     South Bend, IN............. 2nd Half 2000        136      -      -        136    Construction
                                                     ----    ---    ---       ----
                                                      816      -      -        816
                                                     ----    ---    ---       ----
TRIAD IV
     North Richland Hills, TX    1st Half 2001        136      -      -        136    Construction
     Richardson, TX............. 1st Half 2001        109     45      0        154    Development
                                                     ----    ---    ---       ----
                                                      245     45      0        290
                                                     ----    ---    ---       ----
TRIAD V
     Greenville, SC............. 2nd Half 2001        136      -      -        136    Development
     Miami, OH.................. 2nd Half 2001        136      -      -        136    Development
     Springfield, MO............ 1st Half 2001        136      -      -        136    Development
                                                     ----    ---    ---       ----
                                                      408      -      -        408
                                                     ----    ---    ---       ----
BUCKNER
     Beaumont, TX............... 2nd Half 2000        124     46     30        200    Construction
                                                     ----    ---    ---       ----
EMMAUS CALLING
     Houston, TX................ 2nd Half 2001          -     85      -         85    Development
     Mesquite, TX............... 1st Half 2000          -    105      -        105    Construction
                                                    -----   ----    ---       ----
                                                        -    190      -        190
                                                    -----   ----    ---       ----
LCOR
     Libertyville, IL........... 2nd Half 2000        140      -      -        140    Construction
     Naperville, IL............. 2nd Half 2000        135      -      -        135    Construction
     Summit, NJ................. 1st Half 2000          -     90      -         90    Construction
     Trumbull, CT............... 1st Half 2000        136     30      -        166    Construction
                                                     ----   ----    ---       ----
                                                      411    120      -        531
                                                     ----   ----    ---       ----

     Total                                          2,697    446     30      3,173
                                                    =====    ===     ==      =====

------------------------
(1) "Development" indicates that development activities, such as surveys, preparation of architectural plans, or zoning processes, have commenced, but construction has not commenced. "Construction" indicates that construction activities, such as groundbreaking activities, exterior construction or interior build-out have commenced.

EXPAND EXISTING COMMUNITIES

         The Company plans to expand certain of its existing communities to include additional independent living and assisted living residences (including special programs and living units for residents with Alzheimer's and other forms of dementia). As of December 31, 1999, the Company had three expansion projects under construction, representing an aggregate increase in capacity to accommodate an additional 176 residents. Of these three expansion projects, two are at communities in which the Company owns an interest and manages under multi-year agreements, and one community that the Company manages for a third party. The costs of the expansion of managed communities is borne by the community owner and not by the Company. However, with respect to the two expansion projects in which the Company has an ownership interest, the Company will manage the expansion and have rights to purchase the expansion facilities. The expansion of existing senior living communities allows the Company to create operating efficiencies and capitalize on its local presence, community familiarity and reputation in markets in which the Company operates.

     The table below summarizes information regarding the expansion of certain of our existing senior living communities as of December 31, 1999.


                                                           SCHEDULED       RESIDENT CAPACITY
COMMUNITY                               LOCATION           COMPLETION       IL    AL      TOTAL         STATUS
---------                               --------           ----------      ---   ---      -----         ------
TRIAD I
     Canton Regency................... Canton, OH          1st half 2000       -      62        62     Construction
     Towne Centre..................... Merrilville, IN     1st half 2000       -      60        60     Construction
                                                                            ----    ----     -----
                                                                               -     122       122
                                                                            ----    ----      ----

BUCKNER
     Buckner Westminister Village..... Longview, TX        1st half 2000      24      30        54     Construction
                                                                             ---     ---      ----

     Total                                                                    24     152       176
                                                                             ===    ====      ====


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

EXPAND REFERRAL NETWORKS

     The Company intends to continue to develop relationships with local and regional hospital systems, managed care organizations, and other referral sources to attract new residents to the Company's communities. In certain circumstances these relationships may involve strategic alliances or joint ventures. The Company believes that such arrangements or alliances, which could range from joint marketing arrangements to priority transfer agreements, will enable it to be strategically positioned within the Company's markets if, as the Company believes, senior living programs become an integral part of the evolving health care delivery system.

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

REGIONAL MANAGEMENT

     The Company provides oversight and support to each of its senior living communities through experienced regional and district managers. A district manager will oversee the marketing and operations of two to four communities clustered in a small geographic area. A regional manager will cover a larger geographic area consisting of five to twelve communities. In most cases, the district and regional managers will office out of our senior living communities. Currently there are regional managers based in the Northeast, Southeast, Midwest, Southwest and West regions.

     The executive director at each community reports to a regional or district manager. The regional and district managers report directly to the President and Chief Operating Officer of the Company. The district and regional managers make regular site visits to each of their communities. The site visits involve a physical plant inspection; quality assurance; staff training; financial and systems audits; regulatory compliance; and team building.

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

     The assisted living and skilled nursing components of the senior living communities are managed by licensed professionals, such as a nurse and/or a licensed administrator. These licensed professionals have many of the same operational responsibilities as the Company's executive directors, but their primary responsibility is to oversee resident care. Many of the Company's senior living communities and some of its skilled nursing facilities are part of a campus setting, which includes independent living. This campus arrangement allows for cross-utilization of certain support personnel and services, including administrative functions, that results in greater operational efficiencies and lower costs than free-standing facilities.

     The Company actively recruits personnel to maintain adequate staffing levels at its existing communities and hires new staff for new or acquired communities prior to opening. The Company has adopted comprehensive recruiting and screening programs for management positions that utilize corporate office team interviews and thorough background and reference checks. The Company offers system-wide training and orientation for all of its employees at the community level through a combination of Company-sponsored seminars and conferences.

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

     RESIDENT AND RESIDENT FAMILY INPUT. On a routine basis the Company provides residents and family members the opportunity to provide valuable input regarding the day-to-day delivery of services. On-site management at each community has fostered and encouraged active resident councils and resident committees who meet independently. These resident bodies meet with on-site management on a monthly basis to offer input and suggestions to the quality and delivery of services. Additionally, at each community the Company conducts annual resident satisfaction surveys to further monitor the satisfaction levels of both residents and family members. These surveys are sent directly to the corporate headquarters for tabulation and distribution to on-site staff and residents. For 1999 and 1998, the Company achieved a 94% and 95% approval rating, respectively, from its residents. For any departmental area of service scoring below a 90%, a plan of correction is developed jointly by on-site, regional and corporate staff for immediate implementation.

     REGULAR COMMUNITY INSPECTIONS. On a monthly basis, a community inspection is conducted by regional and/or corporate staff. Included as part of this inspection is the monitoring of the overall appearance and maintenance of the community interiors and grounds. The inspection also includes monitoring staff professionalism and departmental reviews of maintenance, housekeeping, activities, transportation, marketing, administration, and food and health care services, if applicable. The monthly inspection also includes the observation of residents in their daily activities and community compliance with government regulations.

     INDEPENDENT SERVICE EVALUATIONS. The Company engages the services of outside professional independent consulting firms to evaluate various components of the community operations. These services include "mystery shops," competing community analysis, pricing recommendations and product positioning. This provides management with valuable unbiased product and service information. A plan of action regarding any areas requiring improvement or change is implemented based on information received. At communities where health care is delivered, these consulting service reviews include the on-site handling of medications, record keeping, and general compliance with all governmental regulations.

MARKETING

     Each community is staffed by on-site marketing directors and additional marketing staff depending on the community size. The primary focus of the on-site marketing staff is to create awareness of the Company and its services among prospective residents and family members, professional referral sources and other key decision makers. The marketing efforts incorporate an aggressive marketing plan to include monthly and annual goals for leasing, new lead generation, prospect follow up, community outreach, and resident and family referrals. Additionally, the marketing plan includes a calendar of promotional events and a comprehensive media program. On-site marketing departments perform a competing community assessment twice annually. Corporate and regional marketing directors monitor the on-site marketing departments' effectiveness and productivity on a monthly basis. Routine detailed marketing department audits are performed on an annual basis or more frequently if deemed necessary. Corporate and regional personnel assist in the development of marketing strategies for each community and produce creative media, assist in direct mail programs and necessary marketing collateral. Ongoing sales training of on-site marketing staff is implemented by corporate and regional marketing directors.

     In the case of new development, the corporate and regional staff develop a comprehensive community outreach program that is implemented at the start of construction. A marketing pre-lease program is developed and on-site marketing staff are hired and trained to begin the program implementation six to nine months prior to the community opening. Extensive use of media including radio, television, print, direct mail and telemarketing is implemented during this pre-lease phase.

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

     The health care industry is subject to extensive regulation and frequent regulatory change. At this time, no federal laws or regulations specifically regulate assisted or independent living residences. While a number of states have not yet enacted specific assisted living regulations, certain of the Company's assisted living communities are subject to regulation, licensing, Certificate of Need and permitting by state and local health care and social service agencies and other regulatory authorities. While such requirements vary from state to state, they typically relate to staffing, physical design, required services, and resident characteristics. The Company believes that such regulation will increase in the future. In addition, health care providers are receiving increased scrutiny under anti-trust laws as integration and consolidation of health care delivery increases and affects competition. The Company's communities are also subject to various zoning restrictions, local building codes, and other ordinances, such as fire safety codes. Failure by the Company to comply with applicable regulatory requirements could have a material adverse effect on the Company's business, financial condition, and results of operations. Regulation of the assisted living industry is evolving. The Company is unable to predict the content of new regulations and their effect on its business. There can be no assurance that the Company's operations will not be adversely affected by regulatory developments.

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

     In addition, the Company is subject to various federal, state and local environmental laws and regulations. Such laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial and the liability of an owner or operator as to any property is generally not limited under such laws and regulations and could exceed the property's value and the aggregate assets of the owner or operator. The presence of these substances or failure to remediate such contamination properly may also adversely affect the owner's ability to sell or rent the property, or to borrow using the property as collateral. Under these laws and regulations, an owner, operator or an entity that arranges for the disposal of hazardous or toxic substances, such as asbestos-containing materials, at a disposal site may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the disposal site. In connection with the ownership or operation of its properties, the Company could be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties. The Company has completed Phase I environmental audits of substantially all of the communities in which the Company owns interests, and such surveys have not revealed any material environmental liabilities that exist with respect to these communities.

     Under various federal, state, and local environmental laws, ordinances, and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean up costs. The Company is not aware of any environmental liability with respect to any of its owned, leased, or managed communities that the Company believes would have a material adverse effect on its business, financial condition, or results of operations. The Company believes that its communities are in compliance in all material respects with all federal, state, and local laws, ordinances, and regulations regarding hazardous or toxic substances or petroleum products. The Company has not been notified by any governmental authority, and is not otherwise aware of any material non-compliance, liability, or claim relating to hazardous or toxic substances or petroleum products in connection with any of the communities the Company currently operates.

     The Company believes that the structure and composition of government and, specifically, health care regulations will continue to change and, as a result, regularly monitors developments in the law. The Company expects to modify its agreements and operations from time to time as the business and regulatory environments change. While the Company believes it will be able to structure all its agreements and operations in accordance with applicable law, there can be no assurance that its arrangements will not be successfully challenged.

COMPETITION

     The senior living industry is highly competitive, and the Company expects that all segments of the industry will become increasingly competitive in the future. Although there are a number of substantial companies active in the senior living industry and in the markets in which the Company operates, the industry continues to be very fragmented and characterized by numerous small operators. The Company competes with Alterra Healthcare Corporation, American Retirement Corporation, Brookdale Living Communities, CareMatrix Corp., Holiday Retirement Corporation, Marriott Senior Living Services, and Sunrise Assisted Living, Inc. The Company believes that the primary competitive factors in the senior living industry are: (i) reputation for and commitment to a high quality of service; (ii) quality of support services offered (such as food services);
(iii) price of services; (iv) physical appearance and amenities associated with the communities; and (v) location. The Company competes with other companies providing independent living, assisted living, skilled nursing, home health care, and other similar service and care alternatives, some of whom may have greater financial resources than the Company. Because seniors tend to choose senior living communities near their homes, the Company's principal competitors are other senior living and long-term care communities in the same geographic areas as the Company's communities. The Company also competes with other health care businesses with respect to attracting and retaining nurses, technicians, aides, and other high quality professional and non-professional employees and managers.

EMPLOYEES

     As of December 31, 1999, the Company employed approximately 1,861 persons, of which approximately 1,005 were full-time employees (approximately 47 of whom are located at the Company's corporate offices) and 856 are part-time employees. None of the Company's employees is currently represented by a labor union and the Company is not aware of any union organizing activity among its employees. The Company believes that its relationship with its employees is good.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The following table sets forth certain information concerning each of the Company's executive officers and key employees as of December 31, 1999:


NAME                                        AGE     POSITION(S) WITH THE COMPANY
----                                       ----     ----------------------------
James A. Stroud........................     49      Chairman of the Board and Chairman and Secretary of the
                                                    Company
Lawrence A. Cohen......................     46      Vice Chairman and Chief Executive Officer
Keith N. Johannessen...................     43      President and Chief Operating Officer
Ralph A. Beattie.......................     50      Executive Vice President and Chief Financial Officer
Rob L. Goodpaster......................     46      Vice President -- National Marketing
David W. Beathard, Sr..................     52      Vice President -- Operations
David R. Brickman......................     41      Vice President and General Counsel
David G. Suarez........................     47      Vice President -- Development



Paul T. Lee............................     34      Vice President -- Finance
Jerry D. Lee...........................     39      Corporate Controller
Robert F. Hollister....................     44      Controller -- Property

     JAMES A. STROUD has served as a director and Chief Operating Officer of the Company and its predecessors since January 1986. He currently serves as Chairman of the Board, Chairman, and Secretary of the Company. Mr. Stroud also serves on the boards of various educational and charitable organizations, and in varying capacities with several trade organizations, including as a member of the Founder's Council and board of directors of the Assisted Living Federation of America. Mr. Stroud also serves as an Advisory Group member to the National Investment Conference. Mr. Stroud was the past President and Member of the board of directors of the National Association for Senior Living Industry Executives. He also was a Founder of the Texas Assisted Living Association and serves as a member of its board of directors. Mr. Stroud has earned a Masters in Law, is a licensed attorney and is also a Certified Public Accountant. Mr. Stroud has had positions with businesses involved in senior living for 15 years.

     LAWRENCE A. COHEN has served as a director and Vice Chairman since November 1996. He served as Chief Financial Officer from November 1996 to May 1999 and has served as Chief Executive Officer since May 1999. From 1991 to 1996, Mr. Cohen served as President and Chief Executive Officer of Paine Webber Properties Incorporated, which controlled a real estate portfolio having a cost basis of approximately $3.0 billion, including senior living facilities of approximately $110.0 million. From 1991 to 1998 Mr. Cohen was President and a member of the boards of directors of ILM and ILM II. Mr. Cohen serves as a member of the Corporate Finance Committee of the NASD Regulation, Inc., and was a founding member of the executive committee of the Board of the American Seniors Housing Association. Mr. Cohen has earned a Masters in Law, is a licensed attorney and is also a Certified Public Accountant. Mr. Cohen has had positions with businesses involved in senior living for 15 years.

     KEITH N. JOHANNESSEN has served as President of the Company and its predecessors since March 1994, and previously served as Executive Vice President since May 1993. Mr. Johannessen has served as a director and Chief Operating Officer since May 1999. From 1992 to 1993, Mr. Johannessen served as Senior Manager in the health care practice of Ernst & Young. From 1987 to 1992, Mr. Johannessen was Executive Vice President of Oxford Retirement Services, Inc. Mr. Johannessen has served on the State of the Industry and Model Assisted Living Regulations Committees of the American Seniors Housing Association. Mr. Johannessen has been active in operational aspects of senior housing for 21 years.

     RALPH A. BEATTIE joined the Company as Executive Vice President and Chief Financial Officer in May 1999. From 1997 to 1999, he served as an Executive Vice President and the Chief Financial Offer of Universal Sports America, Inc., which was honored as the number one growth company in Dallas for 1998. For the eight years prior to that he was an Executive Vice President and the Chief Financial Officer for Haggar Clothing Company, during which time Haggar successfully completed its initial public offering. Mr. Beattie has earned his Masters of Business Administration and is both a Certified Management Accountant and a Certified Financial Planner.

     ROB L. GOODPASTER has served as Vice President - National Marketing of the Company and its predecessors since December 1992. From 1990 to 1992, Mr. Goodpaster was National Director for Marketing for Autumn America, an owner and operator of senior housing facilities. Mr. Goodpaster is a member of the Board of Directors of the National Association For Senior Living Industries. Mr. Goodpaster has been active in the operational, development and marketing aspects of senior housing for 23 years.

     DAVID W. BEATHARD, SR. has served as Vice President - Operations of the Company and its predecessors since August 1996. From 1992 to 1996, Mr. Beathard owned and operated a consulting firm which provided operational, marketing, and feasibility consulting regarding senior housing facilities. Mr. Beathard has been active in the operational, sales and marketing, and construction oversight aspects of senior housing for 25 years.

     DAVID R. BRICKMAN has served as Vice President and General Counsel of the Company and its predecessors since July 1992. From 1989 to 1992, Mr. Brickman served as in-house counsel with LifeCo Travel Management Company, a corporation that provided travel services to U.S. corporations. Mr. Brickman has earned a Masters of Business Administration and a Masters in Health Administration. Mr. Brickman has either practiced law or performed in-house counsel functions for 13 years.

     DAVID G. SUAREZ has served as Vice President - Development since October 1998. From 1996 to 1998, Mr. Suarez served as Project Manager for the Western Group of Columbia/HCA. Prior to that, Mr. Suarez served as Vice President of Development for PDC Facilities, a healthcare design-build developer. Mr. Suarez has been in the healthcare industry in development for 20 years. His architectural and construction management degrees provide experience and expertise in the Company's site selection process, building design and budgeting, and construction methods and material procedures for the Company's senior living communities.

     PAUL T. LEE has served as Vice President - Finance since February 1999. From 1992 to 1998, Mr. Lee served in various management positions of Chief Auto Parts Inc. which was one of the nation's largest automotive aftermarket retail chains. From 1995 to 1998, he held the position of Assistant Treasurer. Prior to joining Chief Auto Parts, Mr. Lee held various positions in the finance department of Brice Foods, Inc. from 1988 to 1992.

     JERRY D. LEE, a Certified Public Accountant, has served as Corporate Controller since April 1999. Prior to joining the Company, Mr. Lee served as the Senior Vice President of Finance, from 1997 to 1999, for Universal Sports America, Inc., which produced sporting events and provided sports marketing services for collegiate conferences and universities. From 1984 to 1997, Mr. Lee held various accounting management positions with Haggar Clothing Company. Mr. Lee is a member of the American Institute of Certified Public Accountants and is also a member of the Texas Society of Certified Public Accountants.

     ROBERT F. HOLLISTER, a Certified Public Accountant, has served as Property Controller for the Company and its predecessors since April 1992. From 1985 to 1992, Mr. Hollister was Chief Financial Officer and Controller of Kavanaugh Securities, Inc., a National Association of Securities Dealers broker dealer. Mr. Hollister is a Certified Financial Planner. Mr. Hollister is a member of the American Institute of Certified Public Accountants and is also a member of the Texas Society of Certified Public Accountants.

ITEM 2.  PROPERTIES

     The executive and administrative offices of the Company are located at 14160 Dallas Parkway, Suite 300, Dallas, Texas 75240, and consist of approximately 20,000 square feet. The lease on the premises extends through August 31, 2002. The Company also leases an executive office space in New York, New York pursuant to a monthly lease agreement. The Company believes that its corporate office facilities are adequate to meet its requirements through at least fiscal 2000 and that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate operations.

     As of December 31, 1999, the Company owned, leased and/or managed the senior living communities referred to in Item 1 above.

ITEM 3.  LEGAL PROCEEDINGS

     On or about October 23, 1998, Robert Lewis filed a putative class action complaint on behalf of certain holders of assignee interests (the "Assignee Interests") in NHP Retirement Housing Partners I Limited Partnership ("NHP") in the Delaware Court of Chancery against NHP, the Company, Capital Senior Living Properties 2-NHPCT, Inc. and Capital Realty Group Senior Housing, Inc. (collectively, the "Defendants"). Mr. Lewis purchased 90 Assignee Interests in NHP in February 1993 for $180. The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the NHP Partnership Agreement in connection with the sale of four properties by NHP to Capital Senior Living Properties 2-NHPCT, Inc. The complaint seeks, among other relief, rescission of the sale of these properties and unspecified damages. The Company believes the complaint is without merit and is vigorously defending itself in this action. The Company has filed a Motion to Dismiss in this case, which is currently pending. The Company is unable to estimate any liability related to this claim, if any.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter ended December 31, 1999.

                                     PART II

     ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     (a) The Company's shares of common stock are listed for trading on the New York Stock Exchange ("NYSE") under the symbol "CSU." The following table sets forth, for the periods indicated, the high and low sales prices for the Company's common stock, as reported on the NYSE. At December 31, 1999 there were approximately 3,900 shareholders of record of the Company's common stock.

              YEAR                      HIGH              LOW
1998
   First Quarter.................  $ 14             $  8 5/8
   Second Quarter................    15 1/2           11 1/2
   Third Quarter.................    12 11/16          5 1/8
   Fourth Quarter................    14 3/4            9 1/2
1999
   First Quarter.................   $15             $  6 3/4
   Second Quarter................    11 11/16          6 7/8
   Third Quarter.................    11 3/16           7
   Fourth Quarter................     7 7/16           4 3/4

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

     (b) Recent Sales of Unregistered Securities. Information with respect to this Item is set forth above under the caption "Item 1. Business--Overview." The issuance therein described of the Company's Common Stock to Messrs. Jeffrey L. Beck, James A. Stroud (including a trust) and Lawrence A. Cohen in the Formation Transactions in exchange for the capital stock of certain contributed entities was carried out in reliance on the exemption from registration contained in
Section 4(2) of the Securities Act of 1933, as amended, pursuant to a binding written agreement entered into prior to the filing of a registration statement filed in connection with the Company's initial public offering.

     (c) Use of Proceeds.  Not Applicable.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company. The selected financial data for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 are derived from the audited consolidated financial statements of the Company.

                                                                    YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------------------------------------
                                            1999             1998            1997               1996           1995
                                        -----------     ------------    ------------      ------------    -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statements of Income Data:
     Revenues:
      Resident and health
      care revenue...........            $41,071          $25,988        $22,159           $14,616          $14,109
      Rental and lease income              4,304            4,281          4,276             1,101            1,231
      Unaffiliated management
          services revenue...              2,695            2,465          1,920               801                -
      Affiliated management
          services revenue...                456            1,327          1,378             2,708            2,778
      Unaffiliated
          development fees...              1,341            1,234            804               673                -
      Affiliated development
      fees                                14,085            7,473            173                 -                -
                                          ------        ---------     ----------       -----------    -------------
          Total revenues.....             63,952           42,768         30,710            19,899           18,118
                                          ------         --------      ---------          --------       ----------

     Expenses:
      Operating expenses.....             24,470           17,067         16,701            10,656           10,287
      General and
          administrative
          expenses(1)........              9,212            6,094          7,042             5,613            4,293
      Provision for bad debts             15,896              500             43                22               71
      Depreciation and
          amortization.......              4,671            2,734          2,118             1,481            1,776
                                           -----         --------      ---------          --------        ---------
          Total expenses.....             54,249           26,395         25,904            17,772           16,427
                                          ------          -------       --------           -------         --------
      Income from operations.              9,703           16,373          4,806             2,127            1,691
     Other income (expense):
      Interest income........              5,822            4,939          3,186               432              368
      Interest expense.......             (7,089)          (1,922)        (2,022)             (221)            (278)
      Gain on sale of
      properties.............                748              422              -               438                -
      Equity in earnings on
            investments......                  -                -              -               459                -
      Other..................                  -                -            440                42                -
                                   -------------     ------------     ----------        ----------     ------------
     Income before income
         taxes and minority
          interest in
          consolidated
          partnerships.......              9,184           19,812          6,410             3,277            1,781
     (Provision) benefit for
         income taxes(2).....             (2,992)          (7,476)          (793)                -              (18)
                                          -------        ---------     ----------      -----------        ----------
     Income before minority
         interest in
         consolidated
         partnerships........              6,192           12,336          5,617             3,277            1,763
     Minority interest in
         consolidated
         partnerships........             (1,354)            (379)        (1,936)           (1,224)            (760)
                                          -------       ---------       ---------         ---------       ----------
     Net income..............             $4,838          $11,957       $  3,681          $  2,053         $  1,003
                                          ======          =======       ========          ========         ========

     Net income per share:
      Basic..................              $0.25         $   0.61       $   0.33
                                           =====         ========      =========
      Diluted................              $0.24         $   0.61       $   0.33
                                           =====         ========      =========
     Weighted average shares
       outstanding
      Basic..................             19,717           19,717         11,150
                                          ======           ======      =========
      Diluted................             19,806           19,717         11,150
                                          ======           ======      =========
     Pro forma net income
         data
         (unaudited)(3):
     Net income..............                                           $  3,681         $   2,053
     Pro forma income
         taxes...............                                               (965)             (811)
                                                                      ----------         ---------
     Pro forma net income....                                           $  2,716         $   1,242
                                                                      ==========         =========

                                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------------------------------
                                                     1999             1998            1997          1996            1995
                                                     ----             ----            ----          ----            ----
                                                                           ($ IN THOUSANDS)
Balance Sheet Data:
    Cash and cash equivalents..............         $32,988          $35,827         $48,125       $10,819        $10,017
    Working capital........................          46,973           (9,026)(4)      44,690         9,567          6,784
    Total assets...........................         221,876          205,267         117,371        33,203         29,747
    Long-term debt, excluding current
       portion.............................          92,416           32,671           7,575           201            337
    Equity.................................         109,549          104,516          92,560        17,201         14,447

----------
(1) General and administrative expenses include officers' salaries of $914,000, $670,000, $3,342,000, $3,372,000 and $2,976,000 for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively. Prior to November 1997, these amounts were primarily composed of salaries and bonuses paid to the founders and were based in part on federal income tax regulations regarding distributions of closely held corporations and S corporations. Effective with the Company's initial public offering, these federal income tax regulations no longer applied to the Company. Compensation of the founders since October 1, 1997 has been based on the founders' employment agreements.
(2) A provision for income taxes was recorded by the Company from inception through February 1, 1995. No provision for income taxes has been recorded from February 1, 1995 through completion of the Formation Transactions as the operating companies included in the historical financial statements, prior to the Company's initial public offering, were S corporations or partnerships and accordingly were not subject to income taxes during the period.
(3) Pro forma income taxes have been calculated based on the assumption that the S corporations and partnerships were subject to income taxes. Pro forma income tax expense has been calculated using statutory federal and state tax rates, estimated at 39.5%.
(4) The Company refinanced $47,700,000 of mortgage loans reflected as short term debt in fiscal 1998 to long term fixed rate mortgage loans in fiscal 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion and analysis addresses the Company's results of operations on a historical consolidated basis for the years ended December 31, 1999, 1998, and 1997. The following should be read in conjunction with the Company's historical consolidated financial statements and the selected financial data contained elsewhere in this report.

         The Company is one of the largest operators and developers of senior living communities in the United States in terms of resident capacity. The Company's operating strategy is to provide high quality senior living services at an affordable price to its residents, while achieving and sustaining a strong, competitive position within its chosen markets, as well as to continue to enhance the performance of its operations. The Company provides a wide array of senior living services to the elderly at its communities, including independent living, assisted living (with special programs and living units at some of its communities for residents with Alzheimer's and other forms of dementia), skilled nursing, and home care services.

         The Company completed its initial public offering in November 1997 in conjunction with a series of transactions that resulted in the Company acquiring various companies, partnership interests and assets from the Company's founders and entities affiliated with its founders. These transactions are collectively called the "Formation Transactions." Because certain of the entities and assets acquired in the Formation Transactions were subchapter S corporations, partnership interests or other flow-through entities for tax purposes, and because certain debt obligations were assumed in the Formation Transactions and subsequently repaid with some of the proceeds from the Company's initial public offering, the year-to-year changes in the Company's financial statements are not directly comparable.

         During the years 1990 through 1999, the Company acquired interests in and continues to own 21 communities and expanded its senior living management services by entering into management service contracts on 15 communities for three independent third-party owners and commenced providing development and construction management services for new residence properties in addition to adding a home care service agency.

         The Company generates revenue from a variety of sources. For the year ended December 31, 1999, the Company's revenue was derived as follows: 64.2% from the operation of 11 owned communities that were operated by the Company; 6.7% from lease rentals from triple net leases of three skilled nursing facilities and four physical rehabilitation centers; 4.9% from management fees arising from management services provided for four affiliate owned senior living communities and 15 third-party owned senior living communities; and 24.1% from development fees earned for managing the development and construction of new senior living communities for third parties.

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

         The Company's triple net leases extend through the year 2000 for two of its owned communities and through the year 2001 for four of its owned communities (one of which was sold on January 11, 2000). The payments under these leases are fixed and are not subject to change based upon the operating performance of these communities. Following termination of the lease agreements, unless the operators extend their leases, the Company may either convert and operate the communities as assisted living and Alzheimer's care facilities, sell the facilities or evaluate other alternatives.

         The Company's current management contracts expire on various dates through September 2009 and provide for management fees based generally upon rates that vary by contract from 4% of net revenues to 7% of net revenues. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community. The Company's development fees are generally based upon a percentage of construction cost and are earned over the period commencing with the initial development activities and ending with the opening of the community. As of December 31, 1999, development fees have been earned for services performed for 44 communities under development or expansions for third parties.

         During 1998, 1997, 1996, and 1995, the Company made various purchases of limited partnership interests in HCP. HCP owns and operates a skilled nursing facility and owns and leases to third-party operators (under triple net leases) three skilled nursing facilities and three physical rehabilitation centers (two of which have been sold). During 1999, 1998, 1997, 1996, and 1995, the Company paid approximately $101,000, $5,605,000, $3,201,000, and $309,000, respectively, for partnership interests in HCP. The Company changed its method of accounting for its investment in HCP from the cost method in 1995 to the equity method in 1996. As a result of additional purchases, the Company's ownership interest in HCP exceeded 50% on June 26, 1997 and was 57% at December 31, 1999. Accordingly, this partial acquisition has been accounted for by the purchase method of accounting, and the assets, liabilities, minority interest, and the results of operations of HCP have been consolidated in the Company's financial statements since January 1, 1997.

          The Company acquired, on November 1, 1997, the NHP Notes owned by CSLC in the Formation Transactions for $18,664,128. The NHP Notes bear simple interest at 13% per annum and mature on December 31, 2001. Interest is currently paid quarterly at a rate of 7%, with the remaining 6% interest deferred. From November 1, 1997 through September 30, 1998, the Company recorded interest income at 10.5% of the purchase price paid, which was determined based on the discounted amount of principal and interest payments to be made following the maturity date (December 31, 2001) of the NHP Notes (using a six-month lag between maturity and full repayment), due to uncertainties regarding the ultimate realization of the accrued interest. On September 30, 1998, the Company purchased four properties from NHP. NHP in turn redeemed $7,500,000 of the Company's investment in the NHP Notes and distributed approximately $5,300,000 of deferred interest not previously paid on such notes. From October 1, 1998 through December 31, 1998, the Company reevaluated its investment in the NHP Notes and began recording additional income after giving consideration to current payment of interest, partial redemption of the NHP Notes with accrued interest and the estimated residual value in NHP. This change in estimate resulted in $579,278 of additional income in 1998. In the fourth quarter of fiscal 1999, the Company reevaluated the assumptions related to its investment in the NHP Notes, and as a result reduced the income expected to be earned from the NHP Notes. This change in estimate resulted in a $1,206,000 reduction in interest income in the fourth quarter. In addition, future interest income is expected to decrease by approximately $1,253,842 and $1,687,705 in 2000 and 2001, respectively.

         The Company will continue to develop and acquire senior living communities. The development of senior living communities typically involves a substantial commitment of capital over an approximate 12-month construction period during which time no revenues are generated, followed by a 14- to 18-month lease-up period. The Company anticipates that newly opened or expanded communities will operate at a loss during a substantial portion of the lease-up period. The Company's growth strategy may also include the acquisition of senior living communities, home care agencies, and other properties or businesses that are complementary to the Company's operations and growth strategy.

RESULTS OF OPERATIONS

         The following tables set forth, for the periods indicated, selected historical consolidated statements of income data in thousands of dollars and expressed as a percentage of total revenues.

                                                                        YEAR ENDED
                                          -----------------------------------------------------------------------
                                               DECEMBER 31,              DECEMBER 31,            DECEMBER 31,
                                                   1999                     1998                    1997
                                          ----------------------  ------------------------ ----------------------
                                                $          %            $          %            $          %
                                          -----------  ---------  ------------- ---------- ------------ ---------
Revenues:
  Resident and healthcare revenue.....  $     41,071     64.2%        $25,988     60.8%      $22,159       72.2%
  Rental and lease income.............         4,304      6.7%          4,281     10.0%        4,276       13.9%
  Unaffiliated management services
    revenue...........................         2,695      4.2%          2,465      5.8%        1,920        6.3%
  Affiliated management services
    revenue...........................           456      0.7%          1,327      3.1%        1,378        4.5%
  Unaffiliated development fees.......         1,341      2.1%          1,234      2.9%          804        2.6%
  Affiliated development fees.........        14,085     22.0%          7,473     17.5%          173        0.6%
                                             -------   -------       --------   -------     --------     -------
     Total revenues...................        63,952    100.0%         42,768    100.0%       30,710      100.0%

Expenses:
  Operating expenses..................        24,470     38.3%         17,067     39.9%       16,701       54.4%
  General and administrative expenses.         9,212     14.4%          6,094     14.2%        7,042       23.1%
  Bad debt expense....................        15,896     24.9%            500      1.2%           43        0.0%
  Depreciation and amortization.......         4,671      7.3%          2,734      6.4%        2,118        6.9%
                                             -------   -------        -------   -------      -------     -------
    Total expenses....................        54,249     84.8%         26,395     61.7%       25,904       84.4%
                                              ------     -----        -------     -----      -------      ------

Income from operations................         9,703     15.2%         16,373     38.3%        4,806       15.6%

Other income (expense):

  Interest income.....................         5,822      9.1%          4,939     11.5%        3,186       10.4%
  Interest expense....................        (7,089)   (11.1%)        (1,922)    (4.5%)      (2,022)      (6.6%)
  Gain on sale of properties..........           748      1.2%            422      1.0%            -        0.0%
  Other...............................             -      0.0%              -      0.0%         440         1.4
                                             -------   -------       --------   -------     --------     -------
Income before income taxes and
    minority interest in consolidated
    partnerships......................         9,184     14.4%         19,812     46.3%        6,410       20.9%
Provision for income taxes............        (2,992)    (4.7%)        (7,476)   (17.5%)        (793)      (2.6%)
                                           ---------    -------      --------  ----------   --------      -------
Income before minority interest in
  consolidated partnerships...........         6,192      9.7%         12,336     28.8%        5,617       18.3%
Minority interest in consolidated
  partnerships........................        (1,354)    (2.1%)          (379)    (0.9%)      (1,936)      (6.3%)
                                         ------------     ------    ----------    ------     --------      -----
Net income............................  $      4,838      7.6%       $ 11,957     28.0%       $3,681       12.0%
                                         ============     =====       ========     =====      =======      ======

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

         REVENUES. Total revenues were $63,952,000 in 1999 compared to $42,768,000 in 1998, representing an increase of $21,184,000, or 49.5%. Resident and health care revenue increased $15,083,000, of which $14,441,000 is related to owning the six communities purchased in the third and fourth quarters of fiscal 1998 for the full year in 1999, along with an increase in revenue at the HCP properties. Affiliated management services revenue decreased $871,000 due to the Company's acquisition of four NHP properties that the Company managed in 1998. Affiliated development fee revenue increased $6,612,000, reflecting the addition of 15 new development contracts for managing the development and construction of new senior living communities owned by joint ventures with third parties in which the Company owns interests of 10% to 19% (Triad Entities).

         EXPENSES. Total expenses were $54,249,000 in 1999 compared to $26,395,000 in 1998, representing an increase of $27,854,000 or 105.5%. This increase primarily results from $15,896,000 in bad debt expenses along with additional expenses related to the acquisition of six communities in 1998. The bad debt expenses primarily relate to writing off or reserving $10,482,000 in development fees, $1,598,000 in pursuit cost from affiliates, and $3,927,000 in notes receivable from joint ventures. These joint ventures were in various stages of developing 19 Waterford communities and they were unable to secure financing on attractive terms for completion of these communities. Operating expenses increased $7,403,000 primarily due to expenses associated with the six properties acquired in 1998 and an expansion of one of the Company's communities. General and administrative expenses increased $3,118,000 due to additional salary expenses, office rent, legal expenses and expenses relating to the six communities that were acquired.

         OTHER INCOME AND EXPENSES. Other income and expense decreased $3,958,000 to a net expense of $519,000 in 1999 compared to a net income of $3,439,000 in 1998. Interest income increased $883,000 primarily due to an increase of $2,023,000 in interest income on loans to the Triad Entities offset by a decrease of $1,108,000 in interest income from cash balances available for investing and a $32,000 reduction in interest income relating to the NHP Notes. In the fourth quarter, the Company changed its estimate relating to the value of its investment in the NHP Notes resulting in a write down of approximately $1,206,000. Interest expense increased $5,167,000 due to financing of the acquisition of the six properties in the fourth quarter of 1998 along with funding of loans made to the Triad Entities. Gain on the sale of properties increased $326,000 resulting from the gain on the sale of one community owned by HCP of $748,288 in 1999 compared to a gain of $422,000 on the sale of two properties in the fourth quarter of 1998.

         PROVISION FOR INCOME TAXES. Provision for income taxes in 1999 was $2,992,000 or 38.2% of income before taxes, compared to $7,476,000 or 38.5% of income before taxes in 1998. The effective tax rates for 1999 and 1998 differ from the statutory tax rates because of state income taxes and permanent tax differences.

         MINORITY INTEREST. Minority interest increased $975,000 primarily due to the sale of one of the HCP communities and an increase in net income at HCP. The sale of the one HCP community increased minority interest by approximately $329,000.

         NET INCOME. As a result of the foregoing factors, net income decreased $7,119,000 to $4,838,000 for 1999, as compared to $11,957,000 for 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

         REVENUES. Total revenues were $42,768,000 in 1998 compared to $30,710,000 in 1997, representing an increase of $12,058,000, or 39.3%. Resident and health care revenue increased $3,584,000, of which $4,015,000 is a result of purchasing the four NHP properties, Gramercy Hill and Tesson Heights, along with a decrease of $190,000 relating to the HCP properties. Unaffiliated management services revenue increased $545,000 due to a significant improvement in the performance at the property level resulting in incentive payments and one additional third-party management contract added in the first quarter of 1998. Unaffiliated development fees increased $430,000, of which $894,000 is a result of two additional third-party development contracts and the continuation of four projects that earned fees for seven months in 1998 as compared to two months for 1997 and a decrease of $464,000 resulting from one development project completed on December 31, 1997 and three development projects terminated by a third party. Affiliated development fees increased $7,300,000, resulting from fees earned on 29 projects in 1998 compared to one in 1997.

         EXPENSES. Total expenses were $26,395,000 in 1998 compared to $25,904,000 in 1997, representing an increase of $491,000, or 1.9%. Operating expenses increased $366,000 due to an increase of $1,954,000 as a result of acquiring six properties in the fourth quarter of 1998, along with a decrease of $1,361,000 related to the termination of a lease on Maryland Gardens and offset by an overall decrease in operating expenses. General and administrative expenses decreased $491,000 due to a decrease in officers' salaries of $2,670,000 offset by a $325,000 increase due to the acquisition of six properties in the fourth quarter of 1998, a $185,000 increase in development expenses due to the increase in development projects, a $200,000 increase in professional fees that relate to legal fees, a $100,000 increase in license and fee expense, a $289,000 increase in HCP general and administrative expenses, along with an overall increase in general and administrative expenses. Depreciation and amortization increased $616,000 due to an increase of $424,000 as a result of the acquisition of the six properties in the fourth quarter of 1998, an $80,000 increase for the expansion of Cottonwood and an increase of $37,000 in the amortization of goodwill for twelve months in 1998 as opposed to two months in 1997.

         OTHER INCOME AND EXPENSES. Interest and other income increased $1,835,000, primarily as a result of a $1,365,000 increase in income associated with investment of cash reserves, a $1,600,000 increase in NHP Notes interest due to a partial redemption of the notes and payment of accrued interest, a $308,000 increase in interest earned from the Triad Entities unsecured credit facilities, which is offset by a $1,400,000 decrease in interest due to the divestment of an investment from June 1997 through October 1997 by CSLC. Interest expense decreased $100,000 due to a decrease of $1,267,000 of interest related to the Lehman debt incurred in the Formation Transactions and a decrease of $44,000 in HCP interest expense due to refinancing. These decreases are offset by an increase of $1,201,000 in interest expense due to the acquisition of the six properties in the fourth quarter of 1998. A gain of $422,000 was recorded on the sale of two properties in the fourth quarter of 1998. In connection with the sale of its investment in HCP to the Company immediately following completion of the Company's initial public offering, CSLC incurred short swing profits, as defined by the Securities and Exchange Commission ("SEC"), and was, accordingly, required to remit such profits to HCP, which recorded the remittance of $440,000 as other income in 1997.

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

QUARTERLY RESULTS

         The following table presents certain quarterly financial information for the four quarters ended December 31, 1999 and 1998. This information has been prepared on the same basis as the audited Consolidated Financial Statements of the Company appearing elsewhere in this report and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the audited Consolidated Financial Statements of the Company and the related notes thereto.

                                                                              1999 Calendar Quarters
                                                                  ---------------------------------------------------
                                                                   First         Second          Third        Fourth
                                                                  ---------     ---------      ---------    ----------
                                                                      ($ in thousands, except per share amounts)
Total revenues...............................................     $ 15,467      $ 15,957       $ 16,560    $  15,967
Income from operations.......................................        6,273         6,551          7,017      (10,137)
Net income (loss)............................................        3,852         3,983          4,386       (7,384)
Net income (loss) per share, basic...........................     $   0.20      $   0.20       $   0.22    $   (0.37)
Net income (loss) per share, diluted.........................     $   0.20      $   0.20       $   0.22    $   (0.37)
Weighted average shares outstanding, basic...................       19,717        19,717         19,717        19,717
Weighted average shares outstanding, fully diluted...........       19,720        19,917         19,871        19,717


                                                                              1998 Calendar Quarters
                                                                  ---------------------------------------------------
                                                                   First         Second          Third        Fourth
                                                                  ---------     ---------      ---------    ----------
                                                                      ($ in thousands, except per share amounts)
Total revenues...............................................     $  8,354      $  9,234     $ 10,556      $ 14,624
Income from operations.......................................        2,330         3,397        4,906         5,740
Net income...................................................        1,926         2,511        3,506         4,014
Net income per share, basic..................................     $   0.10      $   0.13     $   0.18      $   0.20
Net income per share, diluted................................     $   0.10      $   0.13     $   0.18      $   0.20
Weighted average shares outstanding, basic...................       19,717        19,717       19,717        19,717
Weighted average shares outstanding, fully diluted...........       19,717        19,717       19,717        19,717

LIQUIDITY AND CAPITAL RESOURCES

         In addition to approximately $32,988,000 of cash balances on hand as of December 31, 1999, the Company's principal source of liquidity is expected to be cash flows from operations. Of the $32,988,000 in cash balances, $13,724,000 relate to cash held by HCP. The Company expects its available cash and cash flow from operations, to be sufficient to fund its short-term working capital requirements. The Company's long-term capital requirements, primarily for acquisitions, development and other corporate initiatives, will be dependent on its ability to access additional funds through the debt and/or equity markets. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company's long-term capital requirements.

         The Company had net cash provided by operating activities of $3,103,000 in fiscal 1999 compared to $6,689,000 and $9,684,000 in fiscal 1998 and 1997, respectively. In fiscal 1999, the net cash provided by operating activities was primarily derived from net income of $4,838,000 along with net noncash charges of $22,733,000 offset by increases in accounts and interest receivables of $14,120,000, an increase in other assets of $1,504,000, a reduction in federal and state income taxes of $7,704,000. In fiscal 1998, the net cash provided by operating activities was primarily derived from net income of $11,957,000, noncash charges of $3,054,000 offset by increases in accounts and interest receivable of

$8,978,000. In fiscal 1997, the net cash provided by operating activities was primarily derived from net income of $3,681,000, along with noncash charges of $4,115,000 and increases in accounts payable and income taxes payable of $2,667,000 and $832,000, respectively, offset by an increase in accounts receivable of $1,371,000.

         The Company had net cash used in investing activities of $16,527,000, $86,501,859 and $81,502,000 in fiscal 1999, 1998 and 1997, respectively. In fiscal 1999, the Company's net cash used in investing activities was primarily the result of advances to Triad Entities of $22,794,000 and capital expenditures of $1,887,000 offset by the proceeds from the sale of the HCP property of $2,740,000 and a distribution from a limited partnership of $5,414,000. In fiscal 1998, the Company's net cash used in investing activities was primarily from acquisitions of $67,728,000, advances to Triad Entities of $11,728,000, capital expenditures of $6,027,000 and investments in a limited partnership of $1,694,000.

         The Company had net cash provided by financing activities of $10,585,000, $67,514,000 and $109,125,000 in fiscal 1999, 1998 and 1997, respectively. For fiscal 1999 the net cash provided by financing activities was primarily the result of increases in debt outstanding under the Company's line of credit and notes payable. For fiscal 1998, the net cash provided by financing activities was primarily the result of increases in debt used to finance the Company's acquisitions. For fiscal 1997, the net cash provided by financing activities was primarily the result of the issuance of common stock.

         The Company derives the benefits and bears the risks related to the communities it owns. The cash flows and profitability of owned communities depends on the operating results of such communities and are subject to certain risks of ownership, including the need for capital expenditures, financing and other risks such as those relating to environmental matters.

         The cash flows and profitability of the Company's owned communities that are leased to third parties depend on the ability of the lessee to make timely lease payments. At December 31, 1999, HCP was operating one of its properties and had leased six of its owned properties under triple net leases to third parties until year 2000 or 2001. Three of these properties are leased until year 2001 to HealthSouth Rehabilitation Corp. ("HealthSouth"), which provides acute spinal injury intermediate care at the properties which are still operating. HealthSouth closed one of these communities in 1994 and closed another community in February of 1997 due to low occupancy. HealthSouth has continued to make lease payments on a timely basis for all four properties. Effective August 5, 1999, HealthSouth agreed to transfer control of the two closed communities to HCP. HealthSouth agreed, however, to continue making its full lease payments to HCP with no reduction in payment. Effective September 20, 1998, the main campus of one of those communities was sold to an independent third-party buyer for $2,825,000. HCP will explore its options with regard to the remainder of the community as well as the other community, including the possibility of a sale of these assets. Should the operators of the leased properties default on payment of their lease obligations prior to termination of the lease agreements, five of the six lease contracts contain a continuing guarantee of payment and performance by the parent company of the operators, which the Company intends to pursue in the event of default. Following termination of these leases, unless the operators extend their leases, the Company will either convert and operate the communities as assisted living and Alzheimer's care communities, sell the communities or evaluate other alternatives. HCP communities' lessees are all current in their lease obligations to HCP. The lessee for another property (other than HealthSouth) continues to fund a deficit between the required lease payment and operator's cash flows. Additionally, on January 11, 2000 the Cane Creek facility in Martin, Tennessee was sold to HealthSouth Corporation for $2,350,000. HealthSouth agreed, however, to continue making its full lease payments to HCP with no reduction in payments.

         The cash flows and profitability of the Company's third-party management fees are dependent upon the revenues and profitability of the communities the Company manages. While the management contracts are generally terminable only for cause, in certain cases contracts can be terminated upon the sale of a community, subject to the Company's rights to offer to purchase such community.

         The Company's plans to continue to develop and acquire senior living communities. The development of senior living communities typically involves a substantial commitment of capital over an approximate 12-month construction period during which time no revenues are generated, followed by a 14- to 18-month lease-up period.

         The Company has entered into development and management agreements with the Triad Entities set out below for the development and management of new senior living communities. The Triad Entities will own and finance the construction of the new communities. These communities are primarily Waterford communities. The Company typically receives a development fee of 4% of project costs, as well as reimbursement of expenses and overhead not to exceed 4% of project costs. The Company typically receives management fees in an amount equal to the greater of 5% of gross revenues or $5,000 per month per community, plus overhead reimbursement not to exceed 1%. The Company holds a 10% to 19% limited partnership interest in each of the Triad Entities and has the option to purchase the partnership interests of the other partners in each Triad Entity for an amount equal to the amount paid for the partnership interest by the other partners, plus noncompounded interest of 12% per annum, except Triad I. In addition, each management agreement entered into with the Triad Entities, except Triad I, provides the Company with an option to purchase the community developed by the applicable partnership upon its completion for an amount equal to the fair market value (based on a third-party appraisal but not less than hard and soft costs and lease-up costs) of the community. In December 1999, Triad I completed a recapitalization in which an affiliate of Lehman Brothers purchased from third parties 80% of the limited partnership interest in Triad I for an investment of $12,000,000. Lehman Brothers affiliate's investment enabled Trial I to repay the Company approximately $9,000,000 in loans. The Company increased its equity contribution in Triad I to $3,000,000 and continues to own a 19% limited partnership interest in Triad I. The Company has the option to purchase the Triad I communities for an amount specified on the partnership agreement. The Company will continue to develop and manage the communities in Triad I. The Company has made no determination as to whether it will exercise any of these purchase options. The Company will evaluate the possible exercise of each purchase option based upon the business and financial factors which may exist at the time those options may be exercised.

         Each Triad Entity finances the development of new communities through a combination of equity funding, traditional construction loans and permanent financing with institutional lenders secured by first liens on the communities and unsecured loans from the Company. The chart below sets forth information about the financings from institutional lenders and the Company loans. The Company loans may be prepaid without penalty. The financings from institutional lenders are secured by first liens on the communities as well as by assignment to the lenders of the construction contracts and the development and management agreements with subsidiaries of the Company. Each development and management agreement assigned to an institutional lender is also guaranteed by the Company and those guarantees are also assigned to the lenders. In most cases, the management agreements contain an obligation of the Company to make operating deficit loans to the Triad Entities if the other financing sources of the Triad Entities have been fully utilized. These operating deficit loan obligations, which are guaranteed by the Company, include making loans to fund debt service obligations to the lenders.

         Set forth below is information regarding the Company's loans to the Triad Entities, as well as information on the construction loan facilities entered into by each of the Triad Entities.

                                       COMPANY LOANS TO TRIADS(1)                  CONSTRUCTION LOAN FACILITIES TO TRIADS
                          ---------------------------------------------------    ----------------------------------------
                                       OUTSTANDING
                          COMMITTED        ON                                INTEREST
     ENTITY                AMOUNT     DEC. 31, 1999            MATURITY        RATE       AMOUNT           TYPE          LENDER
-----------------         ----------  -------------       ------------------ ------     -----------   --------------  ---------
                                                           ($ IN THOUSANDS)
Triad Senior                      (2)       $30           (2)                     -%     $50,000       construction;   Bank One
Living I, L.P.                                                                           $50,000       take-out        GMAC
("Triad I")

Triad Senior                 $15,000        $11,510       September 25,        10.5%     $26,800       construction;   Key Bank
Living II, L.P.                                           2003                                         mini-perm
("Triad II")

Triad Senior                 $10,000         $9,810       February 8, 2004     10.5%     $56,300       construction;   Guaranty
Living III, L.P.                                                                                       mini-perm       Federal
("Triad III")

Triad Senior                 $10,000         $5,178       December 30, 2003    10.5%     $18,600       construction;   Compass
Living IV, L.P.                                                                                        mini-perm       Bank
("Triad IV")

Triad Senior                 $10,000         $3,467       June 30,             12.0%     $27,000       construction;   Bank of
Living V, L.P.                                            2004                                         mini-perm       America
("Triad V")

Triad Senior                  $3,000           $600       October 1,           12.0%           -       -               -
Living VI, L.P.                                           2004
("Triad VI")

(1) The Company has operating deficit loan obligations in management agreements in addition to the committed amounts shown relating to unsecured loans from the Company.
(2) The amount shown was funded by the Company pursuant to operating deficit loan obligations.

FINANCING OF THE ILM MERGERS

         The Company has entered into definitive Amended and Restated Agreements and Plans of Merger with ILM and ILM II to acquire these companies for a combined cash consideration of approximately $172 million, and the assumption of liabilities. The primary assets of ILM I and ILM II collectively are 13 senior living communities that have been managed by the Company under management agreements since 1996. The Company received a term sheet from GMAC to provide acquisition financing for the purchase of these 13 senior living communities and to provide interim financing on three senior living communities currently owned by the Company. The financing is expected to provide up to $180,000,000, subject to certain terms and conditions.

YEAR 2000 ISSUE

         The Year 2000 issue results from the historical use in computer software programs and operating systems of a two-digit number to represent the applicable year. Concerns arose as to whether certain software and hardware would fail to properly function when confronted with dates that contain "00" as a two-digit year. To address the potential risk of disruption of operations, the Company developed and implemented a program to replace certain software and hardware, so that its systems would properly recognize and utilize dates beyond December 31, 1999. The Company also upgraded its general ledger and reporting software to avoid compatibility issues with certain of the reporting tools used in conjunction with the general ledger. The costs to the Company to achieve Year 2000 readiness were approximately $100,000.

         To date, the Company has not experienced any material problems relating to the Year 2000 issue. The Company will continue to monitor and evaluate internal Year 2000 compliance and the compliance of key suppliers.

IMPACT OF INFLATION

         To date, inflation has not had a significant impact on the Company. However, inflation could affect the Company's future revenues and results of operations because of, among other things, the Company's dependence on senior residents, many of whom rely primarily on fixed incomes to pay for the Company's services. As a result, during inflationary periods, the Company may not be able to increase resident service fees to account fully for increased operating expenses. In structuring its fees, the Company attempts to anticipate inflation levels, but there can be no assurance that the Company will be able to anticipate fully or otherwise respond to any future inflationary pressures.

FORWARD-LOOKING STATEMENTS

         Certain information contained in this report constitutes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The Company cautions readers that forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the SEC.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk is exposure to changes in interest rates on debt instruments. As of December 31, 1999, the Company had $93,615,000 in outstanding debt comprised of various fixed and variable rate debt instruments of $59,479,000 and $34,136,000, respectively.

         Changes in interest rates would affect the fair market value of the Company's fixed rate debt instruments but would not have an impact on the Company's earnings or cash flows. Fluctuations in interest rates on the Company's variable rate debt instruments, which are tied to either the LIBOR or the prime rate, would affect the Company's earnings and cash flows but would not affect the fair market value of the variable rate debt. For each percentage point change in interest rates the Company's annual interest expense would increase by approximately $341,000 based on the Company's outstanding variable debt as of December 31, 1999.

         The following table summarizes information on the Company's debt instruments outstanding as of December 31, 1999. The table presents the principal due and weighted average interest rates for the Company's various debt instruments by fiscal year. Weighted average variable interest rates are based on the Company's floating rate as of December 31, 1999.


                                                                      INTEREST RATE RISK
                                              PRINCIPAL AMOUNT AND AVERAGE INTEREST RATE BY EXPECTED MATURITY DATE
                                                                       ($ IN THOUSANDS)

                                  2000      2001       2002         2003       2004      THEREAFTER     TOTAL      FAIR VALUE
                                --------- --------  ----------   ----------  ---------  ------------  ----------  ------------
Long-term debt:
      Fixed rate debt.......     $1,063    $1,186     $1,133       $1,153     $1,255      $53,689      $59,479      $59,479
      Average interest rate.       8.3%     8.3%       8.3%         8.3%        8.3%        8.3%

Variable rate debt..........      $136       -          -            -           -           -           $136         $136
Average interest rate.......       6.8%      -          -            -           -          0.0%

Line of Credit:
      Variable rate debt....        -        -       $34,000         -           -           -         $34,000      $34,000
      Average interest rate.        -        -         8.2%          -           -           -


Total Debt..................                                                                           $93,615      $93,615

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information contained under the caption "Principal Stockholders and Stock Ownership of Management" in the Proxy Statement is incorporated herein by reference in response to this Item 12.

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

(4) The Company filed the following reports on Form 8-K during the quarterly period ended December 31, 1999:

         (a) Current Report on Form 8-K, dated October 19, 1999.

         (b) Current Report on Form 8-K, dated October 19, 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on March 29, 2000.


                        CAPITAL SENIOR LIVING CORPORATION


                  By:  /s/ Lawrence A. Cohen
                      -------------------------------------------------------
                       Lawrence A. Cohen
                       VICE CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

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

               Signature                                     Title                                  Date
/s/ James A. Stroud                         Chairman of the Board and Chairman                 March 29, 2000
---------------------------------------     of the Company
James A. Stroud

/s/ Lawrence A. Cohen                       Vice Chairman of the Board and                     March 29, 2000
---------------------------------------     Chief Executive Officer (Principal
Lawrence A. Cohen                           Executive Officer)

/s/ Keith N. Johannessen                    President and Chief Operating Officer              March 29, 2000
---------------------------------------     and Director
Keith N. Johannessen

/s/ Ralph A. Beattie                        Executive Vice President and Chief                 March 29, 2000
---------------------------------------     Financial Officer (Principal Financial
Ralph A. Beattie                            and Accounting Officer)

/s/ Gordon I. Goldstein                     Director                                           March 29, 2000
---------------------------------------
Dr. Gordon I. Goldstein

/s/ James A. Moore                          Director                                           March 29, 2000
---------------------------------------
James A. Moore

/s/ Victor W. Nee                           Director                                           March 29, 2000
---------------------------------------
Dr. Victor W. Nee

                                INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

 Exhibit
 Number                                     Description

*3.1          -   Amended and Restated Certificate of Incorporation of the Registrant

(i)3.1.1      -   Amendment to Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.1)

*3.2          -   Amended and Restated Bylaws of the Registrant

(i)3.2.1      -   Amendments to Amended and Restated Bylaws of the Registrant (Exhibit 3.2)

*10.1         -   Asset Purchase Agreement, dated as of July 8, 1997, by and between Capital Senior Living
                  Communities, L.P. and Capital Senior Living Corporation

*10.2         -   Contribution Agreement, dated as of August 1, 1997, by and among Capital Senior Living
                  Corporation, Jeffrey L. Beck, James A. Stroud, Senior Living Trust, and Lawrence A. Cohen

*10.3         -   Stock Purchase and Stockholders' Agreement, dated as of November 1, 1996, by and among
                  Capital Senior Living Corporation, Jeffrey L. Beck, Senior Living Trust, and Lawrence Cohen

*10.4         -   Amended and Restated Exchange Agreement, dated as of June 30, 1997, by and between
                  Lawrence A. Cohen and Jeffrey L. Beck

*10.5         -   Amended and Restated Exchange Agreement, dated as of June 30, 1997, by and among Lawrence
                  A. Cohen and James A. Stroud

+(m)10.6      -   1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation, as amended
                  (Exhibit 4.1)

+(m)10.6.1    -   Form of Stock Option Agreement (Exhibit 4.2)

*10.7         -   Senior Living Agreement, by and between Capital Senior Living, Inc. and New World Development
                  (China) Limited

*10.8         -   Amended and Restated Loan Agreement, dated as of June 30, 1997, by and between Lehman
                  Brothers Holdings Inc., d/b/a/ Lehman Capital, A Division of Lehman Brothers Holdings Inc., and Capital
                  Senior Living Communities, L.P.

+*10.9        -   Amended and Restated Employment Agreement, dated as of May 7, 1997, by and between Capital
                  Senior Living, Inc. and Jeffrey L. Beck

+*10.10       -   Amended and Restated Employment Agreement, dated as of May 7, 1997, by and between Capital
                  Senior Living, Inc. and James A. Stroud

+*10.11       -   Employment Agreement, dated as of November 1, 1996, by and between Capital Senior Living
                  Corporation and Lawrence A. Cohen

+*10.12       -   Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living,
                  Inc. and David R. Brickman



+*10.13       -   Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living,
                  Inc. and Keith N. Johannessen

*10.14        -   Engagement Letter, dated as of June 30, 1997, by and between Lehman Brothers Holdings Inc.
                  D/B/A Lehman Capital, A Division of Lehman Brothers Holdings Inc. and Capital Senior Living
                  Corporation

*10.15        -   Lease Agreement, dated as of June 1, 1997, by and between G&L Gardens, LLC, as lessor, and
                  Capital Senior Management 1, Inc., as lessee

*10.16        -   Pre-Opening Consulting Agreement, dated as of June 16, 1997, by and between The Emmaus
                  Calling, Inc., as owner, and Capital Senior Management 1, Inc., as consultant

*10.17        -   Management Agreement, dated as of February 1, 1995, by and between Capital Senior Living
                  Communities, L.P., as owner, and Capital Senior Living, Inc., as manager, regarding Canton
                  Regency Retirement Community, in Canton, Ohio

*10.18        -   Management Agreement, dated as of February 1, 1995, by and between Capital Senior Living
                  Communities, L.P., as owner, and Capital Senior Living, Inc., as manager, regarding Cottonwood
                  Village, in Cottonwood, Arizona

*10.19        -   Management Agreement, dated as of February 1, 1995, by and between Capital Senior Living
                  Communities, L.P., as owner, and Capital Senior Living, Inc., as manager, regarding The
                  Harrison At Eagle Valley, in Indianapolis, Indiana

*10.20        -   Management Agreement, dated as of February 1, 1995, by and between Capital Senior Living
                  Communities, L.P., as owner and Capital Senior Living, Inc., as manager, regarding Towne
                  Centre, in Merrillville, Indiana

*10.21        -   Management Agreement, dated as of August 1, 1996, by and between Capital Senior Living, Inc., as manager, and Cambridge Nursing Home Limited Liability Company, as lessee

*10.22        -   Management Agreement, dated as of April 1, 1996, by and between Buckner Retirement Services, Inc.
                  and Capital Senior Management 1, Inc.

*10.23        -   Management Agreement, dated as of May 23, 1997, by and between The Emmaus Calling, Inc., as owner, and Capital Senior Management 1, Inc., as manager

*10.24        -   Property Management Agreement, dated as of February 1, 1995, by and between NHP Retirement
                  Housing Partners I Limited Partnership, as owner, and Capital Senior Living, Inc., as agent

*10.25        -   Management Agreement, dated as of April 1, 1997, by and between Buckner Retirement Services, Inc.
                  and Capital Senior Management 1, Inc.

*10.26        -   Management Agreement, dated as of November 30, 1992, by and between Capital Realty Group
                  Senior Housing, Inc. d/b/a Capital Senior Living, Inc., as manager, and Jacques-Miller Healthcare
                  Properties, L.P., as owner

*10.27        -   Management Agreement, dated as of July 29, 1996, by and between ILM I Lease Corporation, as owner, and Capital Senior Management 2, Inc., as manager, and Capital Senior Living, Inc., as guarantor

*10.28        -   Management Agreement, dated as of July 29, 1996, by and between ILM II Lease Corporation, as owner, and Capital Senior Management 2, Inc., as manager, and Capital Senior Living,
                  Inc., as guarantor



*10.29        -   Development Agreement, by and between Capital Senior Development, Inc., as developer, and Tri
                  Point Communities, L.P., as owner

*10.30        -   Development and Turnkey Services Agreement, dated as of September 1, 1997, by and between Capital
                  Senior Development Corporation and Tri-Point Communities, L.P.

*10.31        -   Management Agreement, by and between Tri Point Communities, L.P., as owner, and Capital
                  Senior Living, Inc.

(a)10.32      -   Amended and Restated Loan Agreement, dated as of December 10, 1997, by and between Bank
                  One, Texas, N.A. and Capital Senior Living Properties, Inc.

(a)10.33      -   Alliance Agreement, dated as of December 10, 1997, by and between LCOR Incorporated and
                  Capital Senior Living Corporation

(a)10.34      -   Development Agreement, dated as of December 10, 1997, by and between Capital Senior
                  Development, Inc. and Tri Point Communities, L.P., regarding senior living community in San Antonio, Texas

(a)10.35      -   Development Agreement, dated as of February 3, 1998, by and between Capital Senior
                  Development, Inc. and Tri Point Communities, L.P., regarding senior living community in
                  Shreveport, Louisiana

(a)10.36      -   Management Agreement, dated as of December 23, 1997, by and between Tri Point Communities,
                  L.P. and Capital Senior Living, Inc., regarding senior living community in San Antonio, Texas

(a)10.37      -   Management Agreement, dated as of February 3, 1998, by and between Tri Point Communities,
                  L.P. and Capital Senior Living, Inc., regarding senior living community in Shreveport, Louisiana

(b)10.38      -   Draw Promissory Note, dated April 1, 1998, of Triad Senior Living I, L.P. in favor of Capital
                  Senior Living Properties, Inc.

(c)10.39      -   Draw Promissory Note, dated September 24, 1998, of Triad Senior Living II, L.P., in favor of
                  Capital Senior Living Properties, Inc. (Exhibit 10.1)

(d)10.40      -   Asset Purchase Agreement, dated as of July 24, 1998, by and between  Capital Senior Living
                  Properties, Inc. and NHP Retirement Housing Partners I Limited Partnership (Exhibit 2.1)

(d)10.41      -   Assignment and Amendment to Asset Purchase Agreement, effective as of September 29, 1998, by and among NHP Retirement Housing Partners I Limited Partnership, Capital
                  Senior Living Properties, Inc., and Capital Senior Living
                  Properties 2 - NHPCT, Inc. (Exhibit 2.2)

(d)10.42      -   Loan Agreement, dated as of September 30, 1998, by and between Capital Senior Living
                  Properties 2 -NHPCT, Inc. and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, a division of Lehman
                  Brothers Holdings Inc. (Exhibit 2.3)

(e)10.43      -   Asset Purchase Agreement, dated as of July 28, 1998, by and between  Capital Senior Living
                  Properties, Inc. and Gramercy Hill Enterprises (Exhibit 2.1)

(e)10.44      -   Asset Purchase Agreement, dated as of July 28, 1998, by and between  Capital Senior Living
                  Properties, Inc. and Tesson Heights Enterprises (Exhibit 2.2)

(e)10.45      -   Assumption and Release Agreement, effective as of October 28, 1998, among Gramercy Hill
                  Enterprises, Andrew C. Jacobs, Capital Senior Living Properties 2-Gramercy, Inc., Capital Senior
                  Living Corporation and Fannie Mae (Exhibit 2.4)

(e)10.46      -   Multifamily Note, dated December 4, 1997, of Gramercy Hill Enterprises in favor of Washington
                  Mortgage Financial Group, Ltd. (Exhibit 2.5)

(e)10.47      -   Multifamily Deed of Trust, dated December 4, 1997, among Gramercy Hill Enterprises, Ticor
                  Title Insurance Company and Washington Mortgage Financial Group, Inc. (Exhibit 2.6)

(e)10.48      -   Multifamily Note, dated October 28, 1998, of Capital Senior Living Properties 2-Gramercy, Inc.
                  in favor of WMF Washington Mortgage Corp. (Exhibit 2.7)

(e)10.49      -   Multifamily Deed of Trust, Assignment of Rents and Security Agreement, dated October 28, 1998, among Capital Senior Living Properties 2-Gramercy, Inc., Chicago Title Insurance Company and
                  WMF Washington Mortgage Corp. (Exhibit 2.8)

+(f)10.50     -   Employment Agreement, dated as of December 10, 1996, by and between Capital Senior Living,
                  Inc. and Rob L. Goodpaster (Exhibit 10.50)

(f)10.51      -   Draw Promissory Note dated November 1, 1998 of Triad Senior Living III, L.P., in favor of
                  Capital Senior Living Properties, Inc. (Exhibit 10.51)

(f)10.52      -   Draw Promissory Note dated December 30, 1998 of Triad Senior Living IV, L.P., in favor of
                  Capital Senior Living Properties, Inc. (Exhibit 10.52)

(f)10.53      -   Form of Development and Turnkey Services Agreement by and between Capital Senior
                  Development, Inc. and applicable Triad entity (Exhibit 10.53)

(f)10.54      -   Form of Development Agreement by and between Capital Senior Development, Inc. and applicable Triad entity (Exhibit 10.54)

(f)10.55      -   Form of Management Agreement by and between Capital Senior Living, Inc. and applicable Triad entity (Exhibit 10.55)

(f)10.56      -   Agreement of Limited Partnership of Triad Senior Living I, L.P. dated April 1, 1998 (Exhibit
                  10.56)

(f)10.57      -   Agreement of Limited Partnership of Triad Senior Living II, L.P. dated September 23, 1998
                  (Exhibit 10.57)

(f)10.58      -   Agreement of Limited Partnership of Triad Senior Living III, L.P. dated November 10, 1998
                  (Exhibit 10.58)

(f)10.59      -   Agreement of Limited Partnership of Triad Senior Living IV, L.P. dated December 22, 1998
                  (Exhibit 10.59)

(g)10.60      -   1999 Amended and Restated Loan Agreement, dated as of April 8, 1999, by and among Capital
                  Senior Living Properties, Inc., Bank One, Texas, N.A. and the other Lenders signatory thereto (Exhibit 10.1)

(g)10.61      -   Amended and Restated Draw Promissory note, dated March 31, 1999, of Triad Senior Living I,
                  L.P., in favor of Capital Senior Living Properties, Inc. (Exhibit 10.2)

(g)10.62      -   Amended and Restated Draw Promissory Note (Fairfield), dated January 15, 1999, of Triad Senior
                  Living II, L.P., in favor of Capital Senior Living Properties, Inc. (Exhibit 10.3)

(g)10.63      -   Amended and Restated Draw Promissory Note (Baton Rouge), dated January 15, 1999, of Triad
                  Senior Living II, L.P., in favor of Capital Senior Living Properties, Inc. (Exhibit 10.4)



(g)10.64      -   Amended and Restated Draw Promissory Note (Oklahoma City), dated January 15, 1999, of Triad
                  Senior Living II, L.P., in favor of Capital Senior Living Properties, Inc. (Exhibit 10.5)

(h)10.65      -   Amended and Restated Draw Promissory Note dated June 30, 1999 of Triad Senior Living I, L.P.
                  in favor of Capital Senior Living Properties, Inc. (Exhibit 10.1)

(h)10.66      -   Amended and Restated Draw Promissory Note (Plano, Texas) dated January 15, 1999 of Triad
                  Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.2)

(h)10.67      -   Letter Agreement dated July 28, 1999 among the Company and ILM Senior Living, Inc. and ILM
                  II Senior Living, Inc. (Exhibit 10.3)

(i)10.68      -   Draw Promissory Note dated July 1, 1999 of Triad Senior Living V, L.P. in favor of Capital
                  Senior Living Properties, Inc. (Exhibit 10.1)

+(i)10.69     -   First Amendment to Amended and Restated Employment Agreement of James A. Stroud, dated
                  March 22, 1999, by and between James A. Stroud and Capital Senior Living Corporation (Exhibit 10.2)

+(i)10.70     -   Second Amendment to Amended and Restated Employment Agreement of James A. Stroud, dated
                  May 31, 1999, by and between James A. Stroud and Capital Senior Living Corporation (Exhibit 10.3)

+(i)10.71     -   Employment Agreement, dated May 26, 1999, by and between Lawrence A. Cohen and Capital
                  Senior Living Corporation (Exhibit 10.4)

(j)10.72      -   Agreement and Plan of Merger, dated February 7, 1999, by and among Capital Senior Living
                  Corporation, Capital Senior Living Acquisition, LLC, Capital Senior Living Trust I and ILM
                  Senior Living, Inc. (Exhibit 1)

(k)10.73      -   Agreement and Plan of Merger, dated February 7, 1999, by and among Capital Senior Living
                  Corporation, Capital Senior Living Acquisition, LLC, Capital Senior Living Trust I and ILM II
                  Senior Living, Inc. (Exhibit 1)

(l)10.74      -   Amended and Restated Agreement and Plan of Merger, dated October 19, 1999, by and among Capital
                  Senior Living Corporation, Capital Senior Living Acquisition, LLC and ILM Senior Living, Inc.
                  (Exhibit 1)

(m)10.75      -   Amended and Restated Agreement and Plan of Merger, dated October 19, 1999, by and among Capital
                  Senior Living Corporation, Capital Senior Living Acquisition, LLC and ILM II
                  Senior Living, Inc. (Exhibit 1)

+(o)10.76     -   Employment Agreement, dated May 25, 1999, by and between Ralph A. Beattie and Capital
                  Senior Living Corporation

+(o)10.77     -   Consulting/Severance Agreement, dated May 20, 1999, by and between Jeffrey L. Beck and
                  Capital Senior Living Corporation

(o)10.78      -   Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, L.P.

(o)21.1       -   Subsidiaries of the Company

(o)23.1       -   Consent of Ernst & Young LLP

(o)23.2       -   Consent of KPMG LLP

(o)27.1       -   Financial Data Schedule

-----------------------------

* Incorporated by reference to exhibit of corresponding number included in Registration Statement No. 333- 33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.
+        Compensation plan, benefit plan or employment contract or arrangement.
(a) Incorporated by reference to exhibit of corresponding number from the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed by the Company with the Securities and Exchange Commission.
(b) Incorporated by reference to the exhibit of corresponding number from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, filed by the Company with the Securities and Exchange Commission.
(c) Incorporated by reference to the exhibit shown in parentheses from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed by the Company with the Securities and Exchange Commission.
(d) Incorporated by reference to the exhibit shown in parentheses from the Company's Current Report on Form 8-K, dated September 30, 1998, filed by the Company with the Securities and Exchange Commission.
(e) Incorporated by reference to the exhibit shown in parentheses from the Company's Current Report on Form 8-K, dated October 29, 1998, filed by the Company with the Securities and Exchange Commission.
(f) Incorporated by reference to the exhibit shown in parentheses from the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.
(g) Incorporated by reference to the exhibit shown in parentheses from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, filed by the Company with the Securities and Exchange Commission.
(h) Incorporated by reference to the exhibit shown in parentheses from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, filed by the Company with the Securities and Exchange Commission.
(i) Incorporated by reference to the exhibit shown in parentheses from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.
(j) Incorporated by reference to the exhibit shown in parentheses from the Company's Current Report on Form 8-K, dated February 7, 1999, filed by the Company with the Securities and Exchange Commission.
(k) Incorporated by reference to the exhibit shown in parentheses from the Company's Current Report on Form 8-K, dated February 7, 1999, filed by the Company with the Securities and Exchange Commission.
(l) Incorporated by reference to the exhibit shown in parentheses from the Company's Current Report on Form 8-K, dated October 19, 1999, filed by the Company with the Securities and Exchange Commission.
(m) Incorporated by reference to the exhibit shown in parentheses from the Company's Current Report on Form 8-K, dated October 19, 1999, filed by the Company with the Securities and Exchange Commission.
(n) Incorporated by reference to the exhibit shown in parentheses from the Company's Registration Statement on Form S-8, filed on December 3, 1999, by the Company with Securities and Exchange Commission.
(o)      Filed herewith.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                           PAGE
                                                                                                          ------
Consolidated Financial Statements of Capital Senior Living Corporation

  Report of Ernst & Young LLP, Independent Auditors.................................................       F-2

  Report of KPMG LLP, Independent Auditors..........................................................       F-3

  Consolidated Balance Sheets - December 31, 1999 and 1998..........................................       F-4

  Consolidated Statements of Income - December 31, 1999, 1998 and 1997..............................       F-5

  Consolidated Statements of Shareholders' Equity - December 31, 1999, 1998 and 1997................       F-6

  Consolidated Statements of Cash Flows - December 31, 1999, 1998 and 1997..........................       F-7

  Notes to Consolidated Financial Statements........................................................       F-8

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders
Capital Senior Living Corporation

    We have audited the accompanying consolidated balance sheets of Capital Senior Living Corporation as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of HealthCare Properties, L.P. and subsidiaries, a 57% owned subsidiary, which statements reflect total assets of $32,055,252 and $32,758,958 as of December 31, 1999 and 1998, respectively, and total revenues of $9,499,819, $8,787,575 and $8,977,628 for the years ended December 31, 1999, 1998 and 1997, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for HealthCare Properties, L.P., is based solely on the report of the other auditors.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Senior Living Corporation as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the United States.

                                          Ernst & Young LLP

Dallas, Texas
February 4, 2000

                          INDEPENDENT AUDITORS' REPORT

The Partners
HealthCare Properties, L.P.

    We have audited the consolidated balance sheets of HealthCare Properties, L.P. and subsidiaries (a Delaware limited partnership) as of December 31, 1999 and 1998, and the related consolidated statements of income, partnership equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthCare Properties, L.P. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                          /s/ KPMG LLP

Dallas, Texas
February 4, 2000, except
as to the third paragraph of
Note 13 which is as of
March 1, 2000

                        CAPITAL SENIOR LIVING CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                              DECEMBER 31,
                                                                                   ---------------------------------
                                                                                         1999               1998
                                                                                   --------------   ----------------
Current assets:
   Cash and cash equivalents.................................................        $  32,988,024    $  35,827,270
   Accounts receivable, net..................................................            3,391,803        2,955,507
   Accounts receivable from affiliates.......................................            9,054,970        7,217,127
   Interest receivable from affiliates.......................................              834,209          189,482
   Federal and state income taxes receivable.................................            6,035,032                -
   Deferred taxes............................................................              909,939          287,040
   Prepaid expenses and other................................................              508,410          448,790
                                                                                   ---------------    --------------
     Total current assets....................................................           53,722,387       46,925,216
Property and equipment, net..................................................          104,723,216      118,943,953
Deferred taxes...............................................................            9,516,051       10,108,715
Notes receivable from affiliates.............................................           30,595,610       11,728,162
Investments in limited partnership ..........................................            9,122,850       14,536,972
Assets held for sale.........................................................            9,549,084                -
Other assets, net............................................................            4,646,561        3,023,717
                                                                                   ---------------    --------------
       Total assets..........................................................        $ 221,875,759    $ 205,266,735
                                                                                   ===============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable..........................................................       $    2,512,202   $    2,780,513
   Accrued expenses..........................................................            2,127,374        2,231,895
   Current portion of notes payable..........................................            1,199,299       48,419,050
   Customer deposits.........................................................              910,693          851,375
   Federal and state income taxes payable....................................                    -        1,668,602
                                                                                   -----------------   ------------
       Total current liabilities.............................................            6,749,568       55,951,435
Deferred income from affiliates .............................................            1,784,600          792,240
Deferred income..............................................................                    -          115,062
Notes payable, net of current portion .......................................           58,415,956       13,696,797
Line of credit...............................................................           34,000,000       18,974,186
Minority interest in consolidated partnership ...............................           11,376,972       11,220,836
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $.01 par value:
     Authorized shares - 15,000,000; no shares issued or outstanding.........                    -                -
   Common stock, $.01 par value:
     Authorized shares - 65,000,000
     Issued and outstanding shares - 19,717,347 in 1999
       and 1998..............................................................              197,173          197,173
   Additional paid-in capital................................................           91,934,811       91,740,251
   Retained earnings ........................................................           17,416,679       12,578,755
                                                                                   ----------------- --------------
       Total shareholders' equity............................................          109,548,663      104,516,179
                                                                                   ---------------   --------------
       Total liabilities and shareholders' equity............................        $ 221,875,759    $ 205,266,735
                                                                                   ===============    =============


                             See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                             YEAR ENDED DECEMBER 31,

                                                                            1999           1998           1997
                                                                       -------------  -------------  ---------
Revenues:
  Resident and health care revenue...............................       $ 41,070,673   $ 25,987,776    $22,159,515
  Rental and lease income........................................          4,303,739      4,281,603      4,275,611
  Unaffiliated management services revenue.......................          2,694,887      2,464,677      1,919,618
  Affiliated management services revenue.........................            455,636      1,327,019      1,378,444
  Unaffiliated development fees..................................          1,341,102      1,234,050        803,767
  Affiliated development fees....................................         14,085,547      7,472,501        172,927
                                                                       -------------  -------------  -------------
       Total revenues............................................         63,951,584     42,767,626     30,709,882
Expenses:
  Operating expenses.............................................         24,469,798     17,067,451     16,701,127
  General and administrative expenses............................          9,212,250      6,093,810      7,041,732
   Provision for bad debts.......................................         15,895,566        500,000         43,254
  Depreciation and amortization..................................          4,671,076      2,733,658      2,117,288
                                                                       -------------  -------------  -------------
       Total expenses............................................         54,248,690     26,394,919     25,903,401
                                                                       -------------  -------------  -------------
Income from operations...........................................          9,702,894     16,372,707      4,806,481
Other income (expense):
  Interest income................................................          5,822,277      4,938,989      3,185,815
  Interest expense...............................................         (7,089,229)    (1,921,897)    (2,022,494)
  Gain on sale of properties.....................................            748,288        421,718              -
  Other..........................................................                  -              -        440,007
                                                                       -------------  -------------  -------------

Income before income taxes and minority interest in
  consolidated partnership.......................................          9,184,230     19,811,517      6,409,809
Provision for income taxes.......................................         (2,991,723)    (7,475,771)      (792,524)
                                                                        ------------  -------------  -------------
Income before minority interest in consolidated partnership......          6,192,507     12,335,746      5,617,285
Minority interest in consolidated partnership....................         (1,354,583)      (379,187)    (1,936,122)
                                                                        ------------  -------------  -------------
Net income.......................................................       $  4,837,924   $ 11,956,559   $  3,681,163
                                                                        ============   ============   ============

Net income per share:
  Basic..........................................................       $       0.25   $       0.61   $       0.33
                                                                        ============   ============   ============
   Diluted.......................................................       $       0.24   $       0.61   $       0.33
                                                                        ============   ============   ============
   Weighted average shares outstanding - basic...................         19,717,347     19,717,347     11,150,087
                                                                        ============   ============   ============
   Weighted average shares outstanding - diluted.................         19,806,341     19,717,347     11,150,087
                                                                        ============   ============   ============
Pro forma net income (unaudited):
  Net income.....................................................                                     $  3,681,163
  Pro forma income taxes.........................................                                         (964,776)
                                                                                                     -------------
Pro forma net income.............................................                                     $  2,716,387
                                                                                                      ============

                             See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                               COMMON STOCK        ADDITIONAL     RETAINED
                                            PARTNERS'   ------------------------    PAID-IN      EARNINGS
                                             CAPITAL      SHARES        AMOUNT      CAPITAL      (DEFICIT)         TOTAL
                                          -----------   ----------   -----------  -----------   ------------    -------------
Balance at January 1, 1997.............   $17,257,778    1,680,000   $   16,800   $    26,558   $   (100,612)   $  17,200,524
   Purchase of Beneficial Unit
     Certificates of CSLC .............       374,867            -            -             -              -          374,867
   Distributions prior to Offering ....             -            -            -                     (457,647)        (457,647)
   Issuance of stock resulting from the
     Formation.........................             -    7,687,347       76,873       (76,873)             -                -
   Issuance of stock in Offering, net..             -   10,350,000      103,500   110,227,415              -      110,330,915
   Equity not retained in Asset Purchase  (20,133,353)           -            -   (18,436,849)             -      (38,570,202)
   Net income..........................     2,500,708            -            -             -      1,180,455        3,681,163
                                          -----------  -----------   ----------   -----------   ------------    -------------
Balance at December 31, 1997...........             -   19,717,347      197,173    91,740,251        622,196       92,559,620

   Net income..........................             -            -            -             -     11,956,559       11,956,559
                                          ----------- ------------   ----------   -----------   ------------    -------------

Balance at December 31, 1998                        -   19,717,347      197,173    91,740,251     12,578,755      104,516,179


   Non cash compensation...............             -            -            -       194,560              -          194,560

   Net income..........................             -            -            -             -      4,837,924        4,837,924
                                          ----------- ------------   ----------   -----------   ------------    -------------

Balance at December 31, 1999              $         -   19,717,347   $  197,173   $91,934,811   $ 17,416,679     $109,548,663
                                          =========== ============   ==========   ===========   ===========     -============


                             See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                 1999          1998           1997
                                                             ------------   ------------   -----------
OPERATING ACTIVITIES
Net income............................................        $ 4,837,924   $ 11,956,559   $ 3,681,163
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation.....................................          4,567,172      2,639,883     1,894,665
     Amortization.....................................            103,904         93,775       222,623
     Amortization of deferred financing charges.......            518,842        163,708             -
     Minority interest in consolidated
       partnership....................................          1,354,583        379,187     1,936,122
     Deferred interest................................                  -       (679,619)     (173,456)
     Deferred income from affiliates..................            992,360        792,240             -
     Deferred income..................................           (115,062)      (116,194)      231,256
     Deferred income taxes............................            (30,235)      (296,478)      (39,158)
     Gain on sale of property.........................           (748,288)      (421,718)            -
     Non cash compensation............................            194,560              -             -
     Provision for bad debts..........................         15,895,566        500,000        43,254
     Changes in operating assets and liabilities,
       net of acquisitions:
         Cash, restricted.............................                  -              -       186,416
         Accounts receivable..........................         (1,011,705)    (1,481,883)   (1,556,965)
         Accounts receivable from affiliates..........        (12,463,743)    (7,190,431)       90,955
         Interest receivable from affiliates..........           (644,727)      (306,108)            -
         Prepaid expenses and other...................            (59,620)         4,110      (373,006)
         Other assets.................................         (1,503,759)    (1,059,034)      (11,454)
         Accounts payable.............................           (268,311)       311,734     2,667,158
         Accrued expenses.............................           (871,927)       525,944        23,529
         Federal and state income taxes payable.......         (7,703,634)       836,920       831,682
         Customer deposits.............................            59,318         36,812        28,955
                                                             ------------   ------------  ------------
Net cash provided by operating activities.............          3,103,218      6,689,407     9,683,739
INVESTING ACTIVITIES
Capital expenditures..................................         (1,887,448)    (6,027,361)   (2,441,106)
Cash paid for acquisitions............................                  -    (67,728,438)            -
Proceeds from sale of property........................          2,740,217        676,036             -
Advances to affiliates................................        (22,794,299)   (11,728,162)            -
Cash acquired upon acquisition of HCP.................                  -              -     8,995,455
Investment in restricted cash equivalents.............                  -              -   (64,202,763)
Cash paid for Asset Purchase and cash not retained                      -              -    (8,244,077)
Proceeds from (investments in) limited partnerships             5,414,122     (1,693,934)  (15,609,034)
                                                             ------------    -----------   -----------
Net cash used in investing activities.................        (16,527,408)   (86,501,859)  (81,501,525)
FINANCING ACTIVITIES
Proceeds from notes payable and line of credit........         61,506,256     67,039,026    78,663,883
Repayments of notes payable and line of credit........        (48,981,034)      (791,214)  (77,363,736)
Repayments of notes payable to affiliates.............                  -              -    (1,166,481)
Proceeds from notes payable to affiliates.............                  -              -       500,000
Distributions to minority partners....................         (1,198,447)             -      (224,795)
Distributions prior to Offering.......................                  -              -      (457,647)
Issuance of common stock, net.........................                  -              -   110,330,915
Cash received for redemption of NHP limited
  partnership interest................................                  -      1,997,280             -
Repurchase of HCP limited partnership interests by
  HCP.................................................                  -       (144,791)            -
Repurchase of Beneficial Unit Certificates of CSLC....                  -              -      (960,752)
Deferred financing charges paid.......................           (741,831)      (585,804)     (196,888)
                                                              -----------    -----------   -----------
Net cash provided by financing activities.............         10,584,944     67,514,497   109,124,499
                                                              -----------    -----------   -----------
(Decrease) increase in cash and cash  equivalents.....         (2,839,246)   (12,297,955)   37,306,713
Cash and cash equivalents at beginning of  year.......         35,827,270     48,125,225    10,818,512
                                                              -----------    -----------   -----------
Cash and cash equivalents at end of  year.............        $32,988,024    $35,827,270   $48,125,225
                                                              ===========    ===========   ===========

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
  Interest............................................        $ 6,475,989    $ 1,956,812   $ 2,041,366
                                                              ===========    ===========   ===========
  Income taxes........................................        $10,275,592    $ 6,935,330   $         -
                                                              ===========    ===========   ===========


                             See accompanying notes

                        CAPITAL SENIOR LIVING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

1. ORGANIZATION AND FORMATION

    Capital Senior Living Corporation, a Delaware corporation, was incorporated on October 25, 1996. The accompanying financial statements include the consolidated financial statements of Capital Senior Living Corporation ("Corporation"); Capital Senior Living, Inc. ("Living"); Capital Senior Development, Inc. ("Development"); Capital Senior Management 1, Inc. ("Management 1"); Capital Senior Management 2, Inc. ("Management 2"); Capital Senior Living Trust I ("Trust I"); Quality Home Care, Inc. ("Quality"); Capital Senior Living Properties, Inc. including HealthCare Properties, L.P. ("HCP"); and Capital Senior Living Properties 2, Inc. ("Properties 2"), which includes Capital Senior Living Properties 2-Gramercy, Inc. ("Gramercy"), Capital Senior Living Properties 2-NHPCT, Inc. ("NHPCT") and Capital Senior Living Properties 2
- NHPT, Inc. ("NHPT") (collectively referred to with Capital Senior Living Corporation as the "Company"). The accompanying financial statements are presented on a combined basis prior to November 5, 1997, and include Capital Senior Living Communities, L.P. ("CSLC") through that date. CSLC included the accounts of CSLC and HCP. All material intercompany balances and transactions have been eliminated in consolidation.

    The Company is a provider of senior living services. The Company owns, operates, develops and manages senior living communities throughout the United States.

    The Company completed the registration of its common stock in an initial public offering ("Offering") on November 5, 1997. Simultaneously with the closing of the Offering, the Corporation acquired Living, Quality, Development, Management 1, and Management 2 ("Formation") in exchange for 7,687,347 shares of common stock and a note payable for $18,076,380 ("Formation Note") to Jeffrey L. Beck and James A. Stroud or a related trust (collectively, the "Stockholders") and Lawrence A. Cohen, all officers of the Company. Additionally, Corporation purchased substantially all of the assets, other than working capital items, of CSLC (the "Asset Purchase") for the assumption of a $70,833,752 note payable and a cash payment of $5,782,927. The Stockholders owned 46% of the common stock of the Company after the Offering.

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

    In the accompanying consolidated financial statements, HCP is consolidated as the Company had acquired a controlling financial interest in HCP during 1997. At December 31, 1999, 1998 and 1997, the Company owned approximately 57%, 57% and 56% of HCP's limited partner units, respectively. Preacquisition earnings for 1997 applicable to HCP are included in minority interest.

    HCP is a Delaware limited partnership established for the purpose of acquiring, leasing and operating existing or newly constructed long-term health care properties. One property is operated by HCP and six properties are leased to qualified operators who provide specialized healthcare services. Capital Realty Group Senior Housing, Inc. ("Housing"), an entity controlled by the Stockholders until June 10, 1998, is the general partner. On June 10, 1998, Housing's parent corporation, Capital Realty Group Corporation, sold 100% of its stock in Housing to an

                        CAPITAL SENIOR LIVING CORPORATION
unrelated third party.

    HCP and NHP are subject to the reporting obligations of the Securities and Exchange Commission.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

    Investments with original maturities of three months or less are considered to be cash equivalents. The Company has deposits in banks that exceed Federal Deposit Insurance Corporation insurance limits. Management believes that credit risk related to these deposits is minimal. Cash and cash equivalents, at December 31, 1999 and 1998, includes the cash and cash equivalents of the HCP partnership of $13,723,936 and $11,971,405, respectively.

LONG-LIVED ASSETS

    Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives are 30 to 40 years for buildings, 20 years for land improvements and 5 to 10 years for furniture, equipment and automobiles.

    Management contract rights of $516,163, included in other assets, are stated at cost and amortized on a straight-line basis over their respective contract lives. Accumulated amortization for management contract rights at December 31, 1999 and 1998, was $368,460 and $320,530, respectively. Goodwill of $1,264,881, included in other assets, is the excess purchase price over the fair value of the assets acquired in the Asset Purchase to the extent of the minority interest and is amortized over 30 years on a straight-line basis. Accumulated amortization for goodwill at December 31, 1999 and 1998, was $94,723 and $51,005, respectively.

    At each balance sheet date, the Company reviews the carrying value of its management contract rights, goodwill, and property and equipment to determine if facts and circumstances suggest that they may be impaired or that the amortization or depreciation period may need to be changed. The Company considers external factors relating to each asset, including contract changes, local market developments, and other publicly available information. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount the carrying value exceeds the fair market value, generally based on discounted cash flows, of the long-lived asset. The Company does not believe there are any indicators that would require an adjustment to the carrying value of the management contract rights, goodwill or property and equipment or their remaining useful lives as of December 31, 1999 and 1998.

ASSETS HELD FOR SALE

    During 1999, the Company reclassified four of its properties in HCP to assets held for sale. Two of the properties had been leased to Rebound Inc., a subsidiary of HealthSouth Corporation ("HealthSouth"), under a master lease agreement and both properties were closed prior to February 28, 1997. Effective August 25, 1999, HealthSouth agreed to transfer control of the two closed communities to the Company. The assets of one of the two communities, with the exception of two houses, were sold on September 20, 1999. The Company estimates the properties held for sale have an aggregate fair value, net of costs of disposal, of $9,549,084 at December 31, 1999. The amounts the Company will ultimately realize could differ materially from this estimate.

INCOME TAXES

    The Company accounts for income taxes under the liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                        CAPITAL SENIOR LIVING CORPORATION

    Prior to the Formation, the predecessor companies were S corporations and consequently, were not subject to income taxes. Thus, taxable income or loss is directly allocated to the individual stockholders. Upon Formation, these corporations converted from S corporations to C corporations. A deferred tax benefit of $41,085 was recorded in the consolidated statements of income upon conversion.

REVENUE RECOGNITION

    Resident and health care revenue is recognized at estimated net realizable amounts due from residents in the period to which the rental and other services are provided.

    Revenues from the Medicare and Medicaid programs accounted for 11%, 16% and 22% in 1999, 1998 and 1997, respectively of the Company's net revenues. One community is a provider of services under the Indiana Medicaid program. Accordingly, the community is entitled to reimbursement under the foregoing program at established rates that are lower than private pay rates. Patient service revenue for Medicaid patients is recorded at the reimbursement rates as the rates are set prospectively by the state upon the filing of an annual cost report. Two communities are providers of services under the Medicare program and are entitled to payment under the foregoing programs in amounts determined based on established rates that differ from private pay rates. In 1998 and prior years, payments were based on the filing of an annual cost report prepared in accordance with federal regulations, which are subject to audit and retroactive adjustments in future periods. Revenue from the Medicare program is recorded at established rates and adjusted for differences between such rates and estimated amounts payable from the program. Any differences between estimated and actual reimbursements are included in operations in the year of settlement, which have not been material. Under federal regulations, Medicare reimbursements through 1998 to these facilities were limited to routine cost limits determined on a geographical region. The Company has filed exception reports to request reimbursement in excess of its routine cost limits for the years 1997 through 1998, as of December 31, 1999, and recorded revenue of approximately $43,000 in 1998, as a result of being granted exception requests for 1997 and approximately $346,000 in 1997, as a result of being granted exception requests for 1992 and 1994. CSLC retained cost report exposure for cost years prior to the Offering.

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

    Management services revenue, resident and healthcare revenue and development fees are recognized when earned. Management services revenue relates to providing certain management and administrative support services under management contracts, which have terms expiring through 2009. Management services revenue is shown net of reimbursed expenses. The reimbursed expenses from affiliates were $1,655,459, $3,486,163 and $3,892,526, for the years ended December 31, 1999, 1998 and 1997, respectively. Reimbursed expenses from unaffiliated parties were $12,539,616, $11,203,790 and $8,941,343, for the years ended December 31, 1999, 1998 and 1997, respectively.

    Affiliated development fees in the accompanying statements of income represent development fees earned from the Triad Entities (see Note 3).

CREDIT RISK

    The Company's resident receivables are generally due within 30 days and development fee receivables are due through completion of construction, which is generally one year. The Company does not require collateral. Credit losses, on resident receivables, have been within management's expectations, and management believes that the allowance for doubtful accounts adequately provides for any expected losses.

                        CAPITAL SENIOR LIVING CORPORATION

ADVERTISING

Advertising is expensed as incurred. Advertising expenses for the years ended December 31, 1999, 1998 and 1997 were $357,208, $243,720 and $336,738, respectively.

NET INCOME PER SHARE

    Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share considers the dilutive effect of outstanding options calculated using the treasury stock method.

    The following table set forth the computation of basic and diluted net income per share (in thousands except for per share amounts):

                                                                   1999          1998           1997
                                                              -----------   -----------    -----------
            Net income                                           $  4,838     $  11,957      $   3,681

            Weighted average shares outstanding - basic            19,717        19,717         11,150
            Effect of dilutive securities:
                Employee stock options                                 89            --             --
                                                              -----------   -----------    -----------
            Weighted average shares outstanding - dilutive         19,806        19,717         19,717
                                                              ===========   ===========    ===========

            Basic net income per share                          $    0.25     $    0.61      $    0.33
                                                              ===========   ===========    ===========
            Diluted net income per share                        $    0.24     $    0.61      $    0.33
                                                              ===========   ===========    ===========

STOCK-BASED COMPENSATION

    The Company has elected to follow the intrinsic value method in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee and director stock options. In accordance with APB 25, since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company has adopted the disclosure-only provisions for the fair value method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FASB 123"). Stock option grants to non-employees are accounted for in accordance with the fair value method of FASB 123.

SEGMENT INFORMATION

The Company evaluates the performance and allocates resources of its senior living facilities based on current operations and market assessments on a property by property basis. The Company does not have a concentration of operations geographically or by product or service as its management functions are integrated at the property level.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to 1999 presentation.

                        CAPITAL SENIOR LIVING CORPORATION

3.  TRANSACTIONS WITH AFFILIATES

    The Company has entered into development and management agreements with the partnerships set out below (the "Triad Entities") for the development and management of new senior living communities. The Triad Entities own and finance the construction of new senior living communities. These communities are primarily Waterford communities. The development of senior living communities typically involves a substantial commitment of capital over an approximate 12 month construction period, during which time no revenues are generated followed by a 14 to 18 month lease up period.

    The Company is accounting for these investments under the equity method of accounting based on the provisions of the Triad Entities partnership agreements.

    The following table sets forth the percentage ownership the Company has in each of the Triad Entities, the capital invested, information related to loans made by the Company to each Triad Entity and information on deferred income related to each Triad Entity (dollars in thousands):


                                                        Notes Receivable                       Deferred Income
                                          -----------------------------------------------   ---------------------
                     LP
                 Ownership    Capital     Committed     Balance                  Interest             Development
                  Interest   Investment    Amount      Dec. 31,     Maturity       Rate     Interest     Fees
                -----------  ----------  ----------   ----------   -----------  ----------  --------- -----------
    ENTITY

 Triad Senior
Living I, L.P.
   (Triad I)
     1999            19.0%     $3,000      $    --      $     30           --         8.0%     $230        $426
     1998            19.0         330                      9,636                      8.0        67         223

 Triad Senior
Living II, L.P.
  (Triad II)
     1999            19.0          74       15,000        11,510      September      10.5       130         197
     1998            19.0          74       10,000           932       25, 2003      10.5         3          95

 Triad Senior
  Living III,
     L.P.
  (Triad III)        19.0         143       10,000       9,810        February       10.5       111         377
     1999            19.0         143       10,000          --          8, 2004      10.5        --         163
     1998

 Triad Senior
Living IV, L.P.
  (Triad IV)
     1999            19.0         143       10,000       5,178         December      10.5        73         106
     1998            19.0         143       10,000       1,160         30, 2003      10.5        --         238

 Triad Senior
Living V, L.P.
   (Triad V)                                                           June 30,
     1999            10.0          --       10,000       3,467            2004       12.0        17          80

 Triad Senior
Living VI, L.P.
  (Triad VI)                                                          October 1,
     1999             5.0          --        3,000         600            2004       12.0         2          --

    The Company typically receives a development fee of 4% of project costs, as well as reimbursement of expenses and overhead not to exceed 4% of project costs. These fees are recorded over the term of the development project on a basis approximating the percentage of completion method. In addition, when the properties become

                        CAPITAL SENIOR LIVING CORPORATION
operational, the Company typically receives management fees in an amount equal to the greater of 5% of gross revenues or $5,000 per month per community, plus overhead not to exceed 1% of gross revenue.

    The Company has the option to purchase the partnership interests of the other parties in Triad Entities for an amount equal to the amount paid for the partnership interest by the other partners, plus a noncompounded return of 12% per annum except for Triad I. In addition, each Triad Entity except Triad I provides the Company with an option to purchase the community developed by the applicable partnership upon their completion for an amount equal to the fair market value (based on a third-party appraisal but not less than hard and soft costs and lease-up costs) of the community.

    In December 1999, Triad I completed a recapitalization in which Lehman Brothers purchased from third parties 80% of the limited partnership interest in Triad I for an investment of $12,000,000. The investment enabled Triad I to repay the Company approximately $9,000,000 in loans. The Company increased its equity contribution in Triad I to $3,000,000 and continues to own a 19% limited partnership interest. The Company has the option to purchase the Triad I communities for an amount specified in the partnership agreement. The Company will continue to develop and manage the communities in the Triad I partnership.

    The Company has made no determination as to whether it will exercise any of these purchase options.

    Each of the Triad Entities finances the development of the new communities though the combination of equity funding, traditional construction loans and permanent financing with institutional lenders secured by first liens on the communities and unsecured loans from the Company. The Company loans may be prepaid without penalty. The financings from institutional lenders are secured by first liens on the communities as well as assignment to the lenders of the construction contracts and the development and management agreements with the Company. Each development and management agreement assigned to an institutional lender is also guaranteed by the Company and those guarantees are also assigned to the lenders. In certain cases, the management agreements contain an obligation of the Company to fund operating deficits to the Triad Entities if the other financing sources of the Triad Entities have been fully utilized. These operating deficit funding obligations are guaranteed by the Company.


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

     On October 28, 1998, the Company acquired a senior living community from Tesson Heights Enterprises, a Texas limited partnership, for $23,051,786 by borrowing $15,400,000 pursuant to the existing mortgage loan agreement with Lehman and $7,376,632 under an existing line of credit and assuming $275,154 of net liabilities. The Company also acquired a senior living community from Gramercy Hill Enterprises, a Texas limited partnership, for $11,036,655 by assuming a $6,334,660 note, borrowing $1,980,000 from WMF Washington Mortgage Corp. ("WMF") on a second lien basis and $2,425,798 under an existing line of credit and assuming net liabilities of $296,197. The acquisitions were accounted for as a purchase. The Company's preliminary purchase price allocations were based on independent valuations from third-party valuation firms.

     The results of operations for the above acquisitions are included in the Company's statement of income from the date of acquisition.

                        CAPITAL SENIOR LIVING CORPORATION

Pro forma results of operations as if the NHP, Tesson Heights and Gramercy Hill acquisitions had occurred on January 1, 1997 are as follows:

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                    -----------------------------------
                                                                                         1998                1997
                                                                                    ----------------    ---------------
Total revenues................................................................          $56,559,920        $47,082,786
Net income....................................................................           11,518,250            946,143
Net income per share - basic and diluted......................................          $      0.58        $      0.08
Shares used in computing pro forma net income per share.......................           19,717,347         11,150,087

     The unaudited pro forma consolidated amounts are presented for informational purposes only and do not necessarily reflect the financial position or results of operations of the Company that would have actually resulted had the acquisitions occurred on January 1, 1997.


5. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                                                 DECEMBER 31,
                                                                                     --------------------------------
                                                                                           1999               1998
                                                                                     ------------------ -------------
        Land.........................................................................$     9,173,178    $   10,641,671
        Land improvements............................................................        107,232             6,400
        Buildings and building improvements..........................................    101,824,613       119,759,970
        Furniture and equipment......................................................      5,047,046         4,685,174
        Automobiles..................................................................        169,361            73,890
        Construction in process......................................................         54,354            71,611
                                                                                     ---------------    --------------
                                                                                         116,375,784       135,238,716
        Less accumulated depreciation................................................     11,652,568        16,294,763
                                                                                     ---------------    --------------
        Property and equipment, net..................................................$   104,723,216    $  118,943,953
                                                                                     ===============    ==============

    On September 20, 1999, the Company sold one of its properties for $2,740,000, net of sales commission, which resulted in the recognition of a gain of $748,248. On December 7, 1998, the Company sold land on one of its properties for $12,662, which resulted in the recognition of a $8,545 gain and net cash proceeds of $11,052. On November 24, 1998, the Company sold land on one of its properties for $738,385. This sale resulted in a $415,847 gain and net cash proceeds of $664,984.

The Company capitalized $0 and $348,626 of interest as part of building and building improvements during 1999 and 1998, respectively.


6. ACCRUED EXPENSES

    Accrued expenses consists of the following:

                                                                                              DECEMBER 31,
                                                                                     --------------------------------
                                                                                         1999              1998
                                                                                     -------------     --------------
     Accrued salaries, bonuses and related expenses.............................     $    936,469      $     847,722
     Accrued property taxes.....................................................          665,663            538,697
     Other......................................................................          525,242            845,476
                                                                                     -------------     --------------
                                                                                     $  2,127,374       $  2,231,895
                                                                                     =============     ==============

                        CAPITAL SENIOR LIVING CORPORATION

7. NOTES PAYABLE AND LINE OF CREDIT


    Notes payable consists of the following:

                                                                                             DECEMBER 31,
                                                                                   ---------------------------------
                                                                                        1999              1998
                                                                                   ---------------    --------------
   WMF mortgage loan, bearing interest at 7.69%, payable in monthly installments of principal and interest of $48,089, maturing on January 2008 secured by a certain property of Gramercy with a net book value of $10,819,112 at
      December 31, 1999.........................................................    $  6,217,055       $  6,312,032
   WMF second mortgage loans, bearing interest at 7.08%, payable in monthly installments of principal and interest of $14,095, maturing on January 2010 secured by a certain property of Gramercy
      with a net book value of $10,819,112 at December 31, 1999.................       1,944,885          1,975,159
   Lehman mortgage loan, bearing interest at 8.20%, payable in monthly installments of principal and interest of $360,915, maturing on September 2009 secured by certain properties of NHPT
      with a net book value of $62,378,615 at December 31, 1999.................      45,801,968                  -
   Lehman $60 million mortgage loan, bearing interest at prime or LIBOR plus 1.875% (6.95% at December 31, 1998),
      payable in monthly installments of interest only, maturing on
      October 1, 1999, secured by the certain properties of NHPT................               -         47,700,000
   A.I. Credit Corp insurance premium financing, bearing interest at 7.09%, payable in monthly installments of principal and interest of $19,205,
      maturing on April 2002....................................................         478,066                  -
   HCP mortgage loans, bearing interest ranging from 6.2% to 10.75%, payable in monthly installments of $99,212 including interest, maturing from 2001 to
      2012 secured by certain properties of HCP with a net book value of
      $8,431,900 at December 31, 1999...........................................       5,173,281          6,128,656
                                                                                   -------------      -------------
                                                                                      59,615,255         62,115,847
      Less current portion......................................................       1,199,299         48,419,050
                                                                                   -------------      -------------
                                                                                    $ 58,415,956       $ 13,696,797
                                                                                   =============      =============

    The aggregate maturities of notes payable at December 31, 1999, are as follows:

        2000                                                                        $     1,199,299
        2001                                                                              1,185,465
        2002                                                                              1,132,665
        2003                                                                              1,153,302
        2004                                                                              1,255,320
        Thereafter                                                                       53,689,204
                                                                                    ---------------
                                                                                    $    59,615,255
                                                                                    ===============


     In August 1999, the Company repaid $47,700,000 in outstanding short-term variable rate debt and replaced it with $45,970,000 of long-term fixed rate loans. The fixed rate loans are non-recourse loans secured by certain properties owned by the Company. These loans are for 10-year terms, bear interest at 8.2% with the principal being amortized over a 25-year period. In connection with obtaining these mortgage loans the Company incurred $574,138 in financing charges, that were deferred and amortized over the life of the loans using the straight-line method. Accumulated amortization was $19,138 at December 31, 1999.

                        CAPITAL SENIOR LIVING CORPORATION

     In connection with obtaining the 1998 Lehman and other 1998 mortgage loans, the Company incurred $576,904 in financing charges, that were deferred and amortized over the life of the loans using the straight-line method. Accumulated amortization was $528,985 and $123,727 at December 31, 1999 and 1998, respectively.

     On December 10, 1997, the Company entered into a $20 million revolving line of credit with a bank, that was to expire December 10, 2000. In April 1999, the line of credit was amended to increase the availability under the credit facility to $34 million and extend the maturity date to April 2002. Under the terms of the line of credit, interest is due monthly and the principle is due at the end of the term of the credit agreement. Borrowings under the line of credit are secured by four senior living communities with a net book value of $32,158,248 at December 31, 1999, and bear interest at the prime rate or LIBOR plus 1.7% (8.18% and 7.33% at December 31, 1999 and 1998, respectively). The line of credit may be used for the acquisition of additional properties, development of expansions to existing properties, acquisition of additional interests in HCP and NHP and general working capital purposes. Amounts outstanding under the line of credit at December 31, 1999 and 1998 were $34,000,000 and $18,974,186, respectively. In connection with obtaining the line of credit and the subsequent amendment, the Company incurred $160,684, $6,847 and $111,533 in 1999, 1998 and 1997, respectively, in financing charges, that were deferred and amortized over the life of the line of credit. Accumulated amortization was $133,497, $41,066 and $3,098 at December 31, 1999, 1998 and
1997, respectively.

    Under the line of credit, the Company must maintain certain levels of tangible net worth and comply with other restrictive covenants.

    HCP leased four of its properties under a master lease to HealthSouth (see
Note 17). Prior to February 28, 1997, HealthSouth closed two of the communities. Effective August 5, 1999, HealthSouth agreed to transfer control of the two closed communities to HCP. HealthSouth also agreed to continue making its full lease payments on all four communities. The rentals under the master lease provide additional security for one note payable used to finance one of the master lease properties. The note is due December 1, 2001.


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

    Purchases of Beneficial Unit Certificates ("BUCs") of CSLC during 1997 represent additional purchases by the Stockholders and are accounted for at the book value of the BUCs and as an addition to partners' capital and a reduction in minority interest. CSLC purchased 55,316 BUCs during 1997, at an average cost of $17.37 per unit.

     Net income (loss) of HCP is generally allocated 98% to the limited partners and 2% to the general partner. The net income of HCP from the disposition of a property is allocated: (i) to partners with deficit capital accounts on a pro rata basis; (ii) to limited partners until they have been paid an amount equal to the amount of their adjusted investment (as defined); (iii) to the limited partners until they have been allocated income equal to their 12% Liquidation Preference; and (iv) thereafter, 80% to the limited partners and 20% to the general partner. The net loss of HCP from the disposition of a property is allocated: (i) to partners with positive capital accounts on a

                        CAPITAL SENIOR LIVING CORPORATION
pro rata basis and (ii) thereafter, 98% to the limited partners and 2% to the general partner. Distributions of available cash flow are generally distributed 98% to the limited partners and 2% to the general partner, until the limited partners have received an annual preferential distribution, as defined. Thereafter, available cash flow is distributed 90% to the limited partners and 10% to the general partner. During 1998, HCP repurchased $144,791 of its limited partnership interests. HCP made distributions of $1,198,447 and $224,795 to minority partners in 1999 and 1997, respectively.

9. STOCK OPTIONS

    The Company adopted a stock option plan during 1997, providing for the grant of incentive and nonqualified stock options to employees and directors. This plan was amended during the year to increase the number of options available for grant under the plan from 1,565,000 to 2,000,000 shares and 2,000,000 shares of common stock are reserved for future issuance. The option exercise price and vesting provisions of such options are fixed when the option is granted. The options expire four to ten years from the date of grant and vest from zero to five years. The option exercise price is the fair market value of a share of common stock on the date the option is granted.

    A summary of the Company's stock option activity, and related information for the years ended December 31, 1999 and 1998 is presented below:

                                                                                         WEIGHTED AVERAGE
                                                                    SHARES                EXERCISE PRICE
                                                                 --------------        --------------------
       Outstanding at January 1, 1997                                      -                      -
         Granted                                                     776,250                  13.50
         Exercised                                                         -                      -
         Forfeited                                                         -                      -
         Expired                                                           -                      -
                                                                 --------------        --------------------
       Outstanding at December 31, 1997                              776,250                 $13.50
         Granted                                                           -                      -
         Exercised                                                         -                      -
         Forfeited                                                    76,750                  13.50
         Expired                                                           -                      -
                                                                 --------------        --------------------
       Outstanding at December 31, 1998                              699,500                 $13.50
         Granted                                                     874,500                  $7.54
         Exercised                                                         -                      -
         Forfeited                                                    76,000                 $11.62
         Expired                                                           -                      -
                                                                 --------------        --------------------
       Outstanding at December 31, 1999                            1,498,000                 $10.13
                                                                 ==============        ====================
       Exercisable at December 31, 1999                              421,780                 $13.42
                                                                 ==============        ====================
                                                                 ==============        ====================
       Exercisable at December 31, 1998                              258,010                 $13.50
                                                                 ==============        ====================
                                                                 ==============        ====================
       Exercisable at December 31, 1997                              121,500                 $13.50
                                                                 ==============        ====================

    The weighted average remaining contractual life of the options at December 31, 1999 and 1998, is approximately 8.4 years and 8.8 years, respectively. Options outstanding, as of December 31, 1999, are exercisable at prices ranging from $7.06 to $13.50. Unoptioned shares available for the granting of options at December 31, 1999 and 1998 was 502,000 and 865,500, respectively.

    During 1999, the Company recorded compensation expense of $194,560 relating to 52,500 options held by a former officer of the Company that became vested in conjunction with his change in employee status. These options are included in the table above.

                        CAPITAL SENIOR LIVING CORPORATION

    The average daily price of the stock during 1999, 1998 and 1997 subsequent to the Offering was $8.94, $11.73 and $13.04 respectively, per share. For 1998 and 1997 the options were anti-dilutive and therefore were not used in the calculation of diluted net income per share.

Pro forma information regarding net income per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively: risk free interest rate of 6.5, 5.7 and 5.7 percent; dividend yields of zero percent for all years; expected lives of seven and one-half years for all years; and volatility factors of the expected market price of the Company's common stock of 58.4, 70.1 and
70.1 percent. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods.

                                                                              YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------------------
                                                                    1999                1998               1997
                                                               ----------------    ---------------    ---------------
Net income:
   As reported............................................     $  4,838,000         $ 11,957,000       $ 3,681,000
   Pro forma..............................................        3,428,000           10,848,000         2,787,000

Net income per share - basic:
   As reported............................................     $       0.25         $       0.61       $      0.33
   Pro forma..............................................             0.17                 0.55              0.25

Net income per share - diluted:
   As reported............................................             0.24                 0.61              0.33
   Pro forma..............................................             0.17                 0.55              0.25


10. INCOME TAXES

    The provision for income taxes consists of the following:

                                                                              YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------------------
                                                                    1999                1998               1997
                                                               ----------------    ---------------    ---------------
Current:
   Federal................................................     $  2,523,024         $  6,308,319         $ 730,184
   State..................................................          498,934            1,463,930           101,498
Deferred:
   Federal................................................         (174,264)            (240,635)          (39,404)
   State..................................................          144,029              (55,843)              246
                                                               -------------       --------------     ------------
                                                                $ 2,991,723         $  7,475,771         $ 792,524
                                                               =============       ==============     ============

    The provision for income taxes differed from the amounts computed by applying the U.S. federal income tax rate to income before provision for income taxes as a result of the following:

                                                                               YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------------------
                                                                    1999                1998                1997
                                                               ----------------    ---------------     ----------------
Tax expense at federal statutory rates................         $  2,662,080         $ 6,606,992          $1,521,053
State income tax expense, net of federal benefit..........          325,557             937,532             101,744
Tax expense at federal statutory rates on income earned
   prior to Formation and Asset Purchase .................                -                   -            (831,026)

Conversion of S corporations to C corporation status .....                -                   -             (41,085)

Other.....................................................            4,086             (68,753)             41,838
                                                               ----------------    ---------------     ----------------

                                                               $  2,991,723         $ 7,475,771         $   792,524
                                                               ================    ===============     ================

    A summary of the Company's deferred tax assets and liabilities are as follows:

                                                                                                   DECEMBER 31,
                                                                                         -------------------------------
                                                                                             1999            1998
                                                                                         -------------------------------
Deferred tax assets:
   Tax basis in excess of book basis arising from the Asset Purchase.................     $ 9,377,655    $   9,644,505
   Other.............................................................................       2,098,825        1,113,530
                                                                                         --------------- ---------------
   Total deferred tax assets.........................................................      11,476,480       10,758,035
Deferred tax liabilities.............................................................       1,050,490          362,280
                                                                                         --------------- ---------------
   Total deferred tax assets, net....................................................     $10,425,990    $  10,395,755
                                                                                         =============== ===============


11. EMPLOYEE BENEFIT PLANS

    Effective January 1, 1999, the Company adopted a 401(k) salary deferral plan (the `Plan'). Contributions to the Plan are in the form of employee salary deferrals, which are subject to employer matching contributions of up to 2% of the employee's annual salary. All employees of the Company meeting minimum service and age requirements are eligible to participate in the Plan. The Company incurred no administrative expenses related to the Plan in 1999. Matching contributions of $147,000 were contributed to the Plan in 1999.


12. RELATED PARTY TRANSACTIONS

    Certain administrative and occupancy costs were incurred by an affiliate on behalf of the Company. Total costs allocated to the Company were $0, $0 and $679,423 for the years ended December 31, 1999, 1998 and 1997, respectively.

    Prior to the Offering, the Company paid premiums to a related party for employee medical coverage. The related party insured the Company for any claims exceeding the premiums paid. Accordingly, no amounts have been accrued at December 31, 1997, for claims incurred prior to the Offering but unpaid.

    The Company manages properties for a third party, in which an officer of the Company was also a director of the third-party companies until July 1, 1998. Management fees received for the period ended June 30, 1998 and for the year ended December 31, 1997 were $987,840 and $1,589,703, respectively.

    Upon sale of the four NHP properties on September 30, 1998, an affiliate received a $1,219,500 brokerage fee.

    Upon sale of the four CSLC properties in November 1997, an affiliate received a $4,597,080 brokerage fee.

                        CAPITAL SENIOR LIVING CORPORATION

    In October 1997, HCP paid an affiliate a refinancing fee of $13,245.

    A former officer and significant shareholder of the Company is chairman of the board of a bank where the Company holds the majority of its operating cash accounts.


13. CONTINGENCIES

    On or about October 23, 1998, Robert Lewis filed a putative class action complaint on behalf of certain holders of assignee interests (the "Assignee Interests") in NHP Retirement Housing Partners I Limited Partnership ("NHP") in the Delaware Court of Chancery against NHP, the Company, Capital Senior Living Properties 2-NHPCT, Inc. and Capital Realty Group Senior Housing, Inc. (collectively, the "Defendants"). Mr. Lewis purchased ninety Assignee Interests in NHP in February 1993 for $180. The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the NHP Partnership Agreement in connection with the sale of four properties by NHP to Capital Senior Living Properties 2-NHPCT, Inc. The complaint seeks, among other relief, rescission of the sale of those properties and unspecified damages. The Company believes the complaint is without merit and is vigorously defending itself in this action. The Company has filed a Motion to Dismiss in this case, which is currently pending. The Company is unable to estimate any liability related to this claim, if any.

    The Company has pending claims incurred in the normal course of business, that, in the opinion of management, based on the advice of legal counsel, will not have a material effect on the financial statements of the Company.


14. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of financial instruments at December 31, 1999 and 1998 are as follows:

                                                              1999                                   1998
                                                ----------------------------------    -----------------------------------
                                                   CARRYING                              CARRYING
                                                    AMOUNT          FAIR VALUE            AMOUNT            FAIR VALUE
                                                ---------------   ----------------    ---------------     ---------------
Cash and cash equivalents..................     $ 32,988,024       $32,988,024         $35,827,270         $35,827,270
Line of credit.............................       34,000,000        34,000,000          18,974,186          18,974,186
Notes payable..............................       59,615,255        59,615,255          62,115,845          62,115,845


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

                        CAPITAL SENIOR LIVING CORPORATION

15. INVESTMENTS IN LIMITED PARTNERSHIPS

The investments in limited partnerships balance consists of the following:

                                                                                             DECEMBER 31,
                                                                                 -------------------------------------
                                                                                      1999                  1998
                                                                                 ----------------      ---------------
NHP pension notes.............................................................     $ 5,761,664         $ 12,646,471
NHP limited partnership interests.............................................           2,086                1,708
Triad I limited partner interest..............................................       3,000,000              330,243
Triad II limited partner interest.............................................          74,100               74,100
Triad III limited partner interest............................................         142,500              142,500
Triad IV limited partner interest.............................................         142,500              142,500
Triad V limited partner interest..............................................               -                    -
Triad VI limited partner interest.............................................               -                    -
                                                                                 -------------         ------------
                                                                                  $  9,122,850         $ 13,337,522
                                                                                 =============         ============

HCP:

    During 1999, 1998 and 1997, the Company paid $0, $144,791, and $5,604,944, respectively, for partnership interests in HCP and as of December 31, 1999 and 1998, the Company had a 57% ownership in HCP.

NHP:

    The Company acquired, on November 1, 1997, the NHP Notes owned by CSLC in the Formation Transactions for $18,664,128. The NHP Notes bear simple interest at 13% per annum and mature on December 31, 2001. Interest is currently paid quarterly at a rate of 7%, with the remaining 6% interest deferred. From November 1, 1997 through September 30, 1998, the Company recorded interest income at 10.5% of the purchase price paid, which was determined based on the discounted amount of principal and interest payments to be made following the maturity date (December 31, 2001) of the NHP Notes (using a six-month lag between maturity and full repayment), due to uncertainties regarding the ultimate realization of the accrued interest. On September 30, 1998, the Company purchased four properties from NHP. NHP in turn redeemed $7,500,000 of the Company's investment in the NHP Notes and distributed approximately $5,300,000 of deferred interest on such notes. From October 1, 1998 through December 31, 1998, the Company began recording additional income, after giving consideration to current payment of interest, partial redemption of the NHP Notes with accrued interest and the estimated residual value in NHP. This change in estimate resulted in $579,278 of additional income in 1998. In the fourth quarter of fiscal 1999, the Company reevaluated the assumptions related to its investment in the NHP Notes, and as a result is reducing the income expected to be earned from the NHP Notes. This change in estimate resulted in a $1,206,000 reduction in interest income in the fourth quarter. In addition, future interest income is expected to decrease by approximately $1,253,842 and $1,687,705 in 2000 and 2001, respectively (the NHP Notes redemption is December 31, 2001).

    During 1999 and 1998, the Company paid $378 and $344, respectively, increasing the ownership of limited partnership units in NHP to 4.8% from 3.9%. In addition, the Company invested $13,500 in NHP Notes, during 1999, bring the Company's ownership of NHP Notes to 33.1%. The Company classifies its investment in NHP Notes as held to maturity.

                        CAPITAL SENIOR LIVING CORPORATION

    Summary financial information regarding the financial position and results of operations of NHP as of December 31 and for the years then ended is as follows:

                                                                                        DECEMBER 31,
                                                                            --------------------------------------
                                                                                  1999                 1998
                                                                            -----------------    -----------------
Cash..................................................................      $   5,553,357        $   5,821,300
Property and equipment, net...........................................         18,392,872           18,849,354
Other assets..........................................................            387,343              592,146
                                                                            -----------------    -----------------
     Total assets.....................................................        $24,333,572          $25,262,800
                                                                            =================    =================

Pension notes.........................................................        $20,157,826          $20,157,826
Interest payable......................................................         14,879,063           13,142,864
Other liabilities.....................................................            471,532              633,817
Partnership deficit...................................................        (11,174,849)          (8,671,707)
                                                                            -----------------    -----------------
Total liabilities and partnership deficit.............................        $24,333,572          $25,262,800
                                                                            =================    =================

                                                                          YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------------------
                                                               1999                1998                1997
                                                          ---------------   ---------------    -----------------
Net revenue..........................................       $5,322,600        $ 13,746,088        $15,548,138
Net income (loss)....................................       (2,474,347)          3,409,569         (3,522,917)


16. ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The components of the allowance for doubtful accounts are as follows:

                                                                               DECEMBER 31,
                                                          --------------------------------------------------------
                                                               1999                1998                1997
                                                          ---------------    -----------------   ----------------
Balance at beginning of year.........................     $     801,042      $     301,042       $    164,822
   Provision for bad debts...........................        15,895,566            500,000             43,254
   Write-offs and other..............................       (14,352,728)                 -            (17,474)
   Recoveries........................................           700,000
   Allowances not assumed in Asset Purchase..........                 -                  -           (145,602)
   Allowance arising from consolidation of HCP.......                 -                  -            256,042
                                                          ---------------     ---------------    -----------------
Balance at end of year...............................     $   3,043,880       $    801,042       $    301,042
                                                          ===============     ===============    =================

    In the fourth quarter of fiscal 1999, the Company wrote off notes receivable and development fees receivable from Triad Entities that were unable to secure financing on favorable terms for the development of their senior living communities. These joint ventures were in various stages of developing 19 Waterford communities. In addition, the Company will be acquiring six sites currently owned be these joint ventures and will receive the contractual rights to the remaining thirteen sites that were being developed by these joint ventures. Recoveries relate to a settlement with the Bankruptcy Trustee for NCA Cambridge on rental income written off prior to August 1996.


17. LEASES

    The Company leases its corporate headquarters under an operating lease expiring in 2002. Additionally, the senior living communities have entered into various contracts for services for duration of 5 years or less and are on

                        CAPITAL SENIOR LIVING CORPORATION
a fee basis as services are rendered. Rent expense under these leases was $297,662, $266,590 and $188,986 for 1999, 1998 and 1997, respectively. Future commitments are as follows:

              2000                                                                           $   441,217
              2001                                                                               447,465
              2002                                                                               284,858
              2003                                                                                 4,695
              2004                                                                                 1,600
                                                                                            ---------------
                                                                                              $1,179,835
                                                                                            ===============

    HCP leases its property and equipment to tenants under noncancelable operating leases. The lease terms range from 9 to 12 years with options to renew for additional five-year terms and options to purchase the leased property at the current fair market value at the end of the initial lease term. The leases generally provide for contingent rentals based on the performance of the property. Contingent rentals aggregated $332,411, $310,275 and $271,340 in 1999, 1998 and 1997, respectively.

    Minimum rentals for the HCP leases are $3,761,262 and $2,858,619 per year in 2000 and 2001, respectively, subject to change based on changes in interest rates. There are no minimum rentals thereafter. Property and improvements less accumulated depreciation attributable to such rentals amounted to $15,354,292 and $18,329,061 at December 31, 1999 and 1998, respectively.

    Three of HCP's senior living communities are subject to a master lease with a single operator, HealthSouth. This master lease, as amended, contains a nine-year renewal option and provides for contingent rentals equal to 4% of the revenue differential, as defined, effective January 30, 1997. As of December 31, 1999 and 1998, no contingent rentals have been accrued on the master lease. HealthSouth has agreed to continue making its full lease payments on all four communities.


18. PRO FORMA INCOME TAXES (UNAUDITED)

    The income taxes on earnings of the S corporations and partnerships for the period from January 1, 1997 through October 31, 1997 are the responsibility of the Stockholders and partners. The pro forma adjustments reflected on the statements of income assume these S corporations and partnerships were subject to income taxes. Pro forma income tax expense has been calculated using statutory federal and state tax rates, estimated at 39.5%.


19. PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)

     Shown below are unaudited pro forma consolidated amounts for the year ended December 31, 1997 representing the results of operations of the Company for such period after giving effect to the adjustments relating to the Offering and the Formation, as if the transactions had occurred as of January 1, 1997. The unaudited pro forma consolidated amounts are presented for informational purposes only and do not necessarily reflect the financial position or results of operations of the Company which would have actually resulted had the Offering and the Formation occurred as of January 1, 1997, or the future results of operations of the Company.

Total revenues........................................................          $30,709,882
Net income............................................................            4,991,288
Net income per share..................................................             $   0.25
Shares used in computing pro forma net income per share...............           19,717,347

20.  PENDING MERGERS

         On October 19, 1999, the Company executed Amended and Restated Agreements of Plans of Merger with each of ILM Senior Living, Inc. and ILM II Senior Living, Inc. for a combined purchase price of $172 million cash plus assumed liabilities. The primary assets of ILM Senior Living, Inc. and ILM II Senior Living, Inc. collectively are 13 senior living communities that have been managed by the Company under Management Agreements since 1996. Under the two amended merger agreements, both ILM Senior Living, Inc. and ILM II Senior Living, Inc. will separately merge with and into a wholly-owned direct subsidiary of the Company with the aggregate issued and outstanding shares of ILM Senior Living, Inc. and ILM II Senior Living, Inc. common stock receiving 100% of the merger consideration in cash. The Amended and Restated Agreements and Plans of Merger amend and restate the Agreements and Plans of Merger dated February 7, 1999. The outside termination date of the amended merger agreements was extended to September 30, 2000. Both mergers had been previously approved by the boards of directors of each company. Each transaction requires the approval of two-thirds of the applicable shareholders of either ILM Senior Living, Inc. or ILM II Senior Living, Inc. The mergers are also subject to certain other customary conditions including regulatory approvals and are expected to be completed during the first half of 2000. Form 8-K's were filed by the Company on October 25, 1999 with copies of the Amended and Restated Agreements and Plans of Merger attached thereto.

     During 1999, the Company received management and incentive fees of $1,202,966 and $790,281 from ILM Senior Living, Inc. and ILM II Senior Living, Inc., respectively. ILM Senior Living, Inc. and ILM II Senior Living, Inc. are subject to the reporting requirements of the Securities and Exchange Commission.