Form 10-Q
period 2000-03-31
CAPITAL SENIOR LIVING CORP
filed 2000-05-12
CIK 1043000

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      Quarterly Report pursuant to Section 13
         or 15(d) of the Securities Exchange Act or 1934


For the quarterly period ended March 31, 2000


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

As of May 11, 2000, the Registrant had outstanding 19,717,347 shares of its Common Stock, $.01 par value.


                        CAPITAL SENIOR LIVING CORPORATION

                                      INDEX

                                                                                                  Page
                                                                                                 Number
                                                                                                 ------
Part I.  Financial Information

         Item 1.      Financial Statements
                      Consolidated Balance Sheets -  -
                      March 31, 2000 and December 31, 1999                                        3

                      Consolidated Statements of Income -  -
                      Three Months Ended March 31, 2000 and 1999                                  4

                      Consolidated Statements of Cash Flows  -   -
                      Three Months Ended March 31, 2000 and 1999                                  5

                      Notes to Consolidated Financial Statements                                  6

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                        10

         Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                                                17

Part II. Other Information

         Item 1.      Legal Proceedings                                                          17

         Item 6.      Exhibits and Reports on Form 8-K                                           18

Signature

PART I.  FINANCIAL INFORMATION



Item 1.           Financial Statements


                        CAPITAL SENIOR LIVING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                        March 31,         December 31,
                                                                                          2000                1999
                                                                                   ----------------     ----------------
                                      ASSETS                                           (Unaudited)         (Audited)
    Current assets:
          Cash and cash equivalents...........................................          $    31,078       $     32,988
          Restricted cash.....................................................                2,274                 --
          Accounts receivable, net............................................                2,598              3,392
          Accounts receivable from affiliates.................................                8,233              9,055
          Interest receivable.................................................                1,032                834
          Federal and state income taxes receivable...........................                5,234              6,035
          Deferred taxes......................................................                  910                910
          Prepaid expenses and other..........................................                  486                508
                                                                                        -----------       ------------
                Total current assets..........................................               51,845             53,722
    Property and equipment, net...............................................              104,014            104,723
    Deferred taxes............................................................                9,415              9,516
    Notes receivable from affiliates..........................................               35,051             30,596
    Investments in limited partnerships.......................................                9,325              9,123
    Assets held for sale......................................................                7,573              9,549
    Other assets..............................................................                5,310              4,647
                                                                                        -----------       ------------
                Total assets..................................................          $   222,533       $    221,876
                                                                                        ===========       ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
          Accounts payable....................................................          $     1,539       $      2,512
          Accrued expenses....................................................                1,833              2,127
          Current portion of notes payable....................................                1,205              1,199
          Customer deposits...................................................                  928                911
                                                                                        -----------       ------------
                Total current liabilities.....................................                5,505              6,749
    Deferred income from affiliates...........................................                1,970              1,785
    Notes payable, net of current portion.....................................               58,205             58,416
    Line of credit............................................................               34,000             34,000
    Minority interest in consolidated partnership.............................               11,832             11,377
    Commitments and contingencies
    Shareholders' equity:
          Preferred stock, $.01 par value:
                Authorized shares 15,000,000; no shares issued or outstanding.                   --                 --
          Common stock, $.01 par value:
                Authorized shares 65,000,000; issued and outstanding
                19,717,347 at March 31, 2000 and December 31, 1999............                  197                197
          Additional paid-in capital..........................................               91,935             91,935
          Retained earnings...................................................               18,889             17,417
                                                                                        -----------       ------------
                Total shareholders' equity....................................              111,021            109,549
                                                                                        -----------       ------------
                Total liabilities and shareholders' equity....................          $   222,533       $    221,876
                                                                                        ===========       ============

                             See accompanying notes.


                        CAPITAL SENIOR LIVING CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except earnings per share)


                                                              Three Months Ended March 31,
                                                             -----------------------------
                                                                 2000             1999
                                                             ---------------  ------------
                                                             (Unaudited)      (Unaudited)
Revenues:
      Resident and healthcare revenue................          $   10,267      $    10,208
      Rental and lease income........................                 993            1,093
      Unaffiliated management services revenue.......                 726              697
      Affiliated management services revenue.........                 120              112
      Unaffiliated development fees..................                 241              553
      Affiliated development fees....................                 163            2,805
                                                               ----------      -----------
          Total revenues.............................              12,510           15,468

Expenses:
      Operating expenses.............................               6,234            5,968
      General and administrative expenses............               2,147            2,106
      Depreciation and amortization..................               1,034            1,121
                                                               ----------      -----------
          Total expenses.............................               9,415            9,195
                                                               ----------      -----------
Income from operations...............................               3,095            6,273

Other income (expense):
      Interest income................................               1,378            1,733
      Interest expense...............................              (1,959)          (1,479)
      Gain on sale of properties.....................                 303               --
                                                               ----------      -----------
Income before income taxes and minority interest in
      consolidated partnership.......................               2,817            6,527
Provision for income taxes...........................                (890)          (2,515)
                                                               ----------      -----------
Income before minority interest in consolidated
      partnership....................................               1,927            4,012
Minority interest in consolidated partnership........                (455)            (160)
                                                               ----------      -----------
Net income...........................................          $    1,472      $     3,852
                                                               ==========      ===========

Net income per share:
      Basic..........................................          $     0.07      $      0.20
                                                               ==========      ===========
      Diluted........................................          $     0.07      $      0.20
                                                               ==========      ===========

      Weighted average shares outstanding - basic....              19,717           19,717
                                                               ==========      ===========
      Weighted average shares outstanding - diluted..              19,746           19,720
                                                               ==========      ===========

                             See accompanying notes.


                        CAPITAL SENIOR LIVING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 Three Months Ended March 31,
                                                                                -------------------------------
                                                                                    2000                1999
                                                                                ------------       ------------
                                                                                 (Unaudited)        (Unaudited)
    Operating Activities
    Net income..........................................................        $       1,472       $      3,852
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization.................................                1,034              1,121
          Amortization of deferred financing charges....................                   46                144
          Gain on sale of assets........................................                 (303)                --
          Minority interest in consolidated partnership.................                  455                159
          Deferred tax expense..........................................                  101                101
          Deferred income from affiliates...............................                  185                377
          Deferred income...............................................                   --                 90
          Changes in operating assets and liabilities, net of
           acquisitions:
              Restricted cash...........................................               (2,274)                --
              Accounts receivable.......................................                  794               (579)
              Accounts receivable from affiliates.......................                  822             (2,865)
              Interest receivable.......................................                 (198)              (153)
              Prepaid expenses and other................................                   22                 15
              Other assets..............................................                 (681)               (94)
              Federal and state income taxes............................                  801                 95
              Accounts payable and accrued expenses.....................               (1,267)              (528)
              Customer deposits.........................................                   17                 (1)
                                                                                -------------       ------------
    Net cash provided by operating activities...........................                1,026              1,734
    Investing Activities
    Capital expenditures................................................                 (302)              (751)
    Proceeds from the sale of assets....................................                2,279                 --
    Advances to affiliates..............................................               (4,455)            (8,551)
    Distribution from (investments in) limited partnership..............                 (202)               277
                                                                                -------------       ------------
    Net cash used in investing activities...............................               (2,680)            (9,025)
    Financing Activities
    Proceeds from notes payable and line of credit......................                  206                421
    Repayment of  notes payable.........................................                 (411)              (192)
    Deferred loan charges paid (refunded)...............................                  (51)                 5
                                                                                -------------       ------------
    Net cash provided by (used in) financing activities.................                 (256)               234
                                                                                -------------       ------------

    Decrease in cash and cash equivalents...............................               (1,910)            (7,057)
    Cash and cash equivalents at beginning of period....................               32,988             35,827
                                                                                -------------       ------------
    Cash and cash equivalents at end of period..........................        $      31,078       $     28,770
                                                                                =============       ============

    Supplemental disclosures:
    Cash paid during the period for:
           Interest.....................................................        $       2,083       $      1,337
                                                                                =============       ============
           Income taxes.................................................        $          30       $      1,420
                                                                                =============       ============

                             See accompanying notes.
                                       5

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (unaudited)


1.       BASIS OF PRESENTATION


Capital Senior Living Corporation, a Delaware corporation (the "Company"), was incorporated on October 25, 1996. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its subsidiaries and a limited partnership owned and controlled by it. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated balance sheet, as of December 31, 1999, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 1999, and the accompanying unaudited consolidated financial statements, as of March 31, 2000 and 1999, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2000, and results of operations and cash flows for the three months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results for the year ending December 31, 2000.


2.       TRANSACTIONS WITH AFFILIATES


The Company has entered into development and management agreements with the partnerships set out below (the "Triad Entities") for the development and management of new senior living communities. The Triad Entities own and finance the construction of the new senior living communities. The communities are primarily Waterford communities. The development of senior living communities typically involves a substantial commitment of capital over a 12-month construction period during which time no revenues are generated, followed by a 14- to 18-month lease up period. The Company is accounting for these investments under the equity method of accounting based on the provisions of the Triad Entities partnership agreements.


                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the percentage ownership the Company has in each of the Triad Entities, the capital invested, information related to loans made by the Company to each Triad Entity and information on deferred income related to each Triad Entity (dollars in thousands):


                                                        Notes Receivable                       Deferred Income
                                          -----------------------------------------------   ---------------------
                                                         Balance
                 Ownership     Capital    Committed     Mar. 31,                 Interest             Development
    Entity        Interest   Investment    Amount         2000       Maturity      Rate     Interest      Fees
    ------        --------   ----------    ------         ----       --------      ----     --------      ----
 Triad Senior
Living I, L.P.
   (Triad I)       19.0%       $3,000     $    --       $ 1,302         --          8.0%     $ 231       $ 409

 Triad Senior
Living II, L.P.                                                     September
  (Triad II)        19.0         74         15,000       11,888      25, 2003      10.5        189         201

 Triad Senior
  Living III,                                                       February
     L.P.           19.0         143        15,000       10,165      8, 2004       10.5        162         383
  (Triad III)

 Triad Senior
Living IV, L.P.                                                     December
  (Triad IV)        19.0         143        10,000        6,333      30, 2003      10.5        103         111

 Triad Senior
Living V, L.P.                                                      June 30,
   (Triad V)        10.0         --         10,000        4,069        2004        12.0         29          85

 Triad Senior
Living VI, L.P.                                                     October 1,
  (Triad VI)        5.0          --         3,000         1,294       2004         12.0          2          --


The Company typically receives a development fee of 4% of project costs, as well as reimbursement of expenses and overhead not to exceed 4% of project costs. These fees are recorded over the term of the development project on a basis approximating the percentage of completion method. In addition, when properties become operational, the Company typically receives management fees in an amount equal to the greater of 5% of gross revenues or $5,000 per month per community, plus overhead not to exceed 1% of gross revenue.

The Company has the option to purchase the partnership interests of the other parties in each of the Triad Entities, except in Triad I, for an amount equal to the amount paid for the partnership interest by the other partners, plus a noncompounded return of 12% per annum. In addition, each Triad Entity, except Triad I, provides the Company with an option to purchase the community developed by the applicable partnership upon their completion for an amount equal to the fair market value (based on a third-party appraisal but not less than hard and soft costs and lease-up costs) of the community.

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In December 1999, Triad I completed a recapitalization in which an affiliate of Lehman Brothers purchased from a third party 80% of the limited partnership interests in Triad I. The Company continues to own a 19% limited partnership interest in Triad I. The Company has the option to purchase the Triad I communities prior to December 31, 2001 for an amount specified in the partnership agreement, has an option to purchase the partnership interest of the other partners for an amount specified in the partnership agreement and is subject to the buy-sell provisions of the partnership agreement. The Company will continue to develop and manage the communities in the Triad I partnership.

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


The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share amounts):

                                                                          Three Months Ended
                                                                               March 31,
                                                                   ----------------------------
                                                                         2000            1999
                                                                   ------------     -----------
                   Net income                                         $  1,472        $   3,852
                                                                   ===========      ===========

                   Weighted average shares outstanding - basic          19,717           19,717
                   Effect of dilutive securities:
                       Employee stock options                               29                3
                                                                   -----------      -----------
                   Weighted average shares outstanding - diluted        19,746           19,720
                                                                   ===========      ===========

                      Basic earnings per share                        $   0.07        $    0.20
                                                                   ===========      ===========
                      Diluted earnings per share                      $   0.07        $    0.20
                                                                   ===========      ===========

Options to purchase 1.5 million shares of common stock at prices ranging from $7.06 to $13.50 per share were not included in the computation of diluted earnings per share because the average daily price of the common stock during the first three months of fiscal 2000 did not exceed the exercise price of the options, and therefore, the effect would be antidulitive.


4.       CONTINGENCIES

On or about October 23, 1998, Robert Lewis filed a putative class action complaint on behalf of certain holders of assignee interests (the "Assignee Interests") in NHP Retirement Housing Partners I Limited Partnership ("NHP") in the Delaware Court of Chancery against NHP, the Company, Capital Senior Living Properties 2-NHPCT, Inc. and Capital Realty Group Senior Housing, Inc. (collectively, the "Defendants"). Mr. Lewis purchased ninety Assignee Interests in February 1993 for $180. The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the NHP Partnership Agreement in connection with the sale of four properties by NHP to Capital Senior Living Properties 2-NHPCT, Inc. The complaint seeks, among other relief, rescission of the sale of those properties and unspecified damages. The Company believes the complaint is without merit and is vigorously defending itself in this action. The Company has filed a Motion to

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Dismiss in this case, which is currently pending. The Company is unable to estimate the liability related to this claim, if any.

The Company has pending claims incurred in the normal course of business, which, in the opinion of management, based on the advice of legal counsel, will not have a material effect on the financial statements of the Company.

5.       PENDING MERGERS

On April 18, 2000, the Company announced that it has reduced the merger consideration to the shareholders of ILM Senior Living, Inc. ("ILM I") and ILM II Senior Living, Inc. ("ILM II), collectively, to $155.0 million from $172.0 million. The parties have amended the merger agreements, which were announced on February 8, 1999 and previously amended on October 19, 1999. The amended merger agreements have been approved by the Board of Directors of each party and require the approval of the shareholders of ILM I and ILM II. If approved, the mergers are expected to be completed in July 2000. The primary assets of ILM I and ILM II, collectively, are 13 senior living communities that have been managed by the Company under management agreements since 1996. Under the two amended merger agreements, each of ILM I and ILM II will separately merge with and into a wholly-owned direct subsidiary of the Company with the aggregate issued and outstanding shares of ILM I and ILM II common stock receiving 100% of the merger consideration in cash. The outside termination date of the amended merger agreements is September 30, 2000. Each transaction requires the approval of two-thirds of the applicable shareholders of either ILM I or ILM II. The mergers are also subject to certain other customary conditions including regulatory approvals. Form 8-K's were filed by the Company on May 9, 2000, with copies of the amendments to the amended merger agreements attached thereto.

The Company also announced that it had signed commitment letters with GMAC Commercial Mortgage Corporation and its affiliate to provide, subject to certain customary terms and conditions, acquisition financing for the cash consideration to be paid in each of the mergers with ILM I and ILM II and to refinance three communities owned by the Company. With the GMAC commitments, the Company will have sufficient cash and cash flow from operations to fund the ILM mergers.

                        CAPITAL SENIOR LIVING CORPORATION
                                 March 31, 2000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis addresses (i) the Company's results of operations for the three months ended March 31, 2000 and 1999, respectively, and
(ii) liquidity and capital resources of the Company and should be read in conjunction with the Company's consolidated financial statements contained elsewhere in this report.

The Company generates revenue from a variety of sources. For the three months ended March 31, 2000, the Company's revenue was derived as follows: 82.1% from the operation of eleven owned senior living communities that are operated by the Company; 7.9% from lease rentals for triple net leases of three skilled nursing communities and two physical rehabilitation centers owned by HealthCare
Properties L.P. ("HCP"); 6.8% from management fees arising from management services provided for four affiliate owned senior living communities and fifteen third party owned senior living communities and 3.2% derived from development fees earned for managing the development and construction of new senior living communities for affiliated and unaffiliated third parties, including the Triad Entities.

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

The triple net leases extend through the year 2000 for two of its owned communities and through the year 2001 for three of its owned communities. The base payments under these leases are fixed and are not subject to change based upon the operating performance of these communities. Certain of these leases have additional rent based on operating performance. Following termination of the lease agreements (unless renewal options are utilized by the lessees), the Company may either convert and operate the communities as assisted living and Alzheimer's care communities, sell the communities or evaluate other alternatives.

The Company's current management contracts expire on various dates through September 2009 and provide for management fees based generally upon rates that vary by contract from 4% of net revenues to 7% of net revenues. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community.

The Company's development fees are generally based upon a percentage of construction costs and are earned over the period commencing with the initial

                       CAPITAL SENIOR LIVING CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


development activities and ending with the opening of the community. As of March 31, 2000, development fees have been earned for services performed on 15 communities under development or expansion for third parties.

Results of Operations

The following table sets forth for the periods indicated, selected statements of income data in thousands of dollars and expressed as a percentage of total revenues.


                                                                    Three Months Ended
                                                                         March 31,
                                                        ----------------------------------------
                                                                 2000                1999
                                                        -------------------- -------------------
                                                              $        %         $         %
                                                        ---------- --------- --------- ---------
                     Revenues:
                          Resident and healthcare
                             revenue................     $ 10,267      82.1   $10,208      66.0
                          Rental and lease income...          993       7.9     1,093       7.1
                          Unaffiliated management
                             service revenue........          726       5.8       697       4.5
                          Affiliated management
                             service revenue........          120       1.0       112       0.7
                          Unaffiliated development
                             fees...................          241       1.9       553       3.6
                          Affiliated development
                             fees...................          163       1.3     2,805      18.1
                                                         --------     -----   -------     -----
                          Total revenue.............       12,510     100.0    15,468     100.0

                     Expenses:
                          Operating expenses........        6,234      49.8     5,968      38.6
                          General and administrative
                             expenses...............        2,147      17.2     2,106      13.6
                          Depreciation and
                             amortization...........        1,034       8.3     1,121       7.2
                                                         --------     -----   -------     -----
                          Total expenses............        9,415      75.3     9,195      59.4
                                                         --------     -----   -------     -----

                     Income from operations ........        3,095      24.7     6,273      40.6

                     Other income (expense):
                          Gain on sales of assets...          303       2.4        --        --
                          Interest income...........        1,378      11.0     1,733      11.2
                          Interest expense..........       (1,959)    (15.7)   (1,479)     (9.6)
                                                         --------     -----   -------     -----
                     Income before income taxes and
                          minority interest in
                          consolidated partnership..        2,817      22.5     6,527      42.2
                     Provision for income taxes.....         (890)     (7.1)   (2,515)    (16.3)
                                                         --------     -----   -------     -----
                     Income before minority interest
                          in consolidated
                          partnership...............        1,927      15.4     4,012      25.9
                     Minority interest in
                          consolidated partnership..         (455)     (3.6)     (160)     (1.0)
                                                         --------     -----   -------     -----
                     Net income.....................      $ 1,472      11.8   $ 3,852      24.9
                                                         ========     =====   =======     =====

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

Revenues. Total revenues were $12.5 million in the three months ended March 31, 2000 compared to $15.5 million for the three months ended March 31, 1999, representing a decrease of $3.0 million or 19.1%. This decrease in revenue is the result of a $3.0 million decrease in development fee revenue. The reduction in development fee revenue reflects the Company's strategic initiatives aimed at ownership of assets, enhancing cash flows and discontinuing the use of joint ventures for future development. During the first quarter of fiscal 2000, the Company received development fee revenue on 15 communities compared to 35 communities in the first quarter of fiscal 1999.

                       CAPITAL SENIOR LIVING CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Expenses. Total expenses were $9.4 million in the first quarter of fiscal 2000 compared to $9.2 million in the first quarter of fiscal 1999, representing an increase of $0.2 million or 2.4%. This increase is primarily due to slightly higher operating costs at our senior living communities.

Other income and expense. Other income and expense decreased $0.5 million due to an increase in interest expense of $0.5 million, and a decrease in interest income of $0.3 million offset by a gain on the sale of one community, in Martin, TN, owned by HCP of $0.3 million. Interest expense increased as a result of slightly higher interest rates and debt outstanding in the first quarter of fiscal 2000 compared to 1999. Interest income decreased primarily as a result of a decrease in interest earned from NHP notes due to the revaluation of the NHP notes in the fourth quarter of fiscal 1999.

Provision for income taxes. Provision for income taxes in the first quarter of fiscal 2000 was $0.9 million or 37.7% of taxable income, compared to $2.5 million or 39.5% of taxable income in the comparable quarter for 1999. The effective tax rates for the first quarter of 2000 and 1999 differ from the statutory tax rates because of state income taxes and permanent tax differences.

Minority interest. Minority interest increased $0.3 million primarily due to the sale of one of the HCP communities and an increase in net income at HCP. The sale of the HCP community increased minority interest by approximately $0.1 million.

Net income. As a result of the foregoing factors, net income decreased $2.4 million to $1.5 million for the three months ended March 31, 2000, as compared to $3.9 million for the three months ended March 31, 1999.


Liquidity and Capital Resources


In addition to approximately $31.1 million of cash balances on hand as of March 31, 2000, the Company's principal source of liquidity is expected to be cash flows from operations. The Company expects its cash and cash equivalents along with its net income and cash flow from operations to be sufficient to fund its short-term working capital requirements. The Company's long-term capital requirements, primarily for acquisitions, development and other corporate initiatives, will be dependent on the Company's ability to access funds through the debt and/or equity markets. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet its long-term capital requirements.

The Company had net cash provided by operating activities of $1.0 million and $1.7 million in the first three months of fiscal 2000 and 1999, respectively. In the first quarter of fiscal 2000, the net cash provided by operating activities was primarily derived from net income of $1.5 million, net non-cash charges of $1.5 million and a decrease in accounts and income tax receivable of $2.4 million, offset by an increase in restricted cash of $2.3 million, increases in interest receivable and other assets of $0.9 million and a decrease in accounts payable and accrued expenses of $1.3 million. In the first quarter of fiscal 1999, cash from operating activities was primarily derived from net income of $3.9 million along with non-cash charges of $2.0 million, offset by increases in accounts and interest receivable of $3.6 million and a decrease in accounts payable and accrued expenses of $0.5 million.

                       CAPITAL SENIOR LIVING CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company had net cash used in investing activities of $2.7 million and $9.0 million in the first three months of fiscal 2000 and 1999, respectively. In the first three months of fiscal 2000, the Company's net cash used in investing activities was primarily the result of advances to the Triad Entities of $4.5 million, capital expenditures of $0.3 million and investments in limited partnerships of $0.2 million, offset by the proceeds from the sale of one of the HCP communities for $2.3 million. In the first three months of fiscal 1999, the Company's net cash used in investing activities was primarily from advances to the Triad Entities of $8.6 million, and capital expenditures of $0.8 million, offset by distributions from partnerships of $0.3 million.

The Company had net cash used in financing activities of $0.3 million in first quarter of fiscal 2000, compared to net cash provided by financing activities of $0.2 million in the comparable quarter of fiscal 1999. For the first three months of fiscal 2000, net cash used in financing activities was primarily the result of reductions in the Company's debt outstanding under the Company's notes payable. For the first three months of fiscal 1999, net cash provided by financing activities was primarily the result of increases in debt outstanding under the Company's line of credit and notes payable.

The Company derives the benefits and bears the risks attendant to the communities it owns. The cash flows and profitability of owned communities depends on the operating results of such communities and are subject to certain risks of ownership, including the need for capital expenditures, financing and other risks such as those relating to environmental matters.

The cash flows and profitability of the HCP's owned communities that are leased to third parties depend on the ability of the lessee to make timely lease payments. Four of these properties had been leased until the year 2001 to HealthSouth Rehabilitation Corp. ("HealthSouth"), which provides acute spinal injury intermediate care at the property which is still operating. In August 1999, HealthSouth agreed to transfer control of two of these communities both of which had been closed since 1997 to HCP. HealthSouth agreed, however, to continue making its full lease payments to HCP. In the third quarter of fiscal 1999, the main campus of one property was sold for $2.7 million, resulting in a gain from sale of approximately $0.8 million. Two small facilities not adjacent to the main campus and the other community are for sale. During the first quarter of fiscal 2000 HCP sold the third of these communities to HealthSouth for $2.4 million, resulting in a gain of approximately $0.3 million. HCP's three other leases are all current in their lease obligations. However, the parent companies of two of these leases have filed for chapter 11 bankruptcy in the United States Bankruptcy Court for the district of Delaware. At this time, it is uncertain if bankruptcy protection would disrupt future payments of lease obligations. Following termination of these leases, the Company will either convert and operate the communities as assisted living and Alzheimer's care communities, attempt to sell the communities or evaluate other alternatives. HCP currently operates one of its communities.

The cash flows and profitability of the Company's third-party management fees are dependent upon the revenues and profitability of the communities managed. While the management contracts are generally terminable only for cause, in certain cases contracts can be terminated upon the sale of a community, subject to the Company's rights to offer to purchase such community.

The Company plans to continue to develop and acquire senior living communities. The development of senior living communities typically involves a substantial commitment of capital over a 12-month construction period during which time no revenues are generated, followed by a 14 to 18-month lease up period.

                       CAPITAL SENIOR LIVING CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The Company has entered into development and management agreements with the Triad Entities for the development and management of new senior living communities. The Triad Entities will own and finance the construction of the new communities. These communities are primarily Waterford communities. The Company typically receives a development fee of 4% of project costs, as well as reimbursement of expenses and overhead not to exceed 4% of project costs. In addition, when the properties become operational, the Company typically receives management fees in an amount equal to the greater of 5% of gross revenues or $5,000 per month per community, plus overhead not to exceed 1% of gross revenue.

The Company holds 5% to 19% limited partnership interests in each of the Triad Entities. The Company has the option to purchase the partnership interests of the other parties in the Triad Entities, except for Triad I, for an amount equal to the amount paid for the partnership interest by the other partners, plus a noncompounded return of 12% per annum. In addition, each Triad Entity, except Triad I, provides the Company with an option to purchase the community developed by the applicable partnership upon their completion for an amount equal to the fair market value (based on a third-party appraisal but not less than hard and soft costs and lease-up costs) of the community.

In December 1999, Triad I completed a recapitalization in which an affiliate of Lehman Brothers purchased from a third party 80% of the limited partnership interests in Triad I. The Company continues to own a 19% limited partnership interest in Triad I. The Company has the option to purchase the Triad I communities prior to December 31, 2001 for an amount specified in the partnership agreement, has an option to purchase the partnership interest of the other partners for an amount specified in the partnership agreement and is subject to the buy-sell provisions of the partnership agreement. The Company will continue to develop and manage the communities in the Triad I partnership.

The Company has made no determination as to whether it will exercise any of these purchase options. The Company will evaluate the possible exercise of each purchase option based on the business and financial factors that may exist at the time these options may be exercised.

Each Triad Entity finances the development of new communities through a combination of equity funding, traditional construction loans and permanent financing with institutional lenders secured by first liens on the communities and unsecured loans from the Company. The Company loans may be prepaid without penalty. The financings from institutional lenders are secured by first liens on the communities as well as assignment to the lenders of the construction contracts and the development and management agreements with the Company. Each development and management agreement assigned to an institutional lender is also guaranteed by the Company and those guarantees are also assigned to the lenders. In certain cases, the management agreements contain an obligation of the Company to make operating deficit loans to the Triad Entities if the other financing sources of the Triad Entities have been fully utilized. These operating deficit loan obligations, which are guaranteed by the Company, include making loans to fund debt service obligations to the lenders.

                       CAPITAL SENIOR LIVING CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The chart below sets forth  information  about  Company  loans made to the Triad
Entities and financings from institutional lenders obtained by the Triad Entities (dollars in thousands):


                                Notes Receivable                                Construction Loan Facilities
                  ---------------------------------------------------  ----------------------------------------
                                 Balance
                  Committed      Mar. 31,                    Interest
    Entity          Amount         2000         Maturity      Rate     Amount           Type             Lender
    ------          ------         ----         --------      ----     ------           ----             ------
  TriadSenior
Living I, L.P.                                                        $50,000      construction,      Bank One GMAC
   (Triad I)       $    --       $ 1,302           --         8.0%    $50,000         take-out

 Triad Senior
Living II, L.P.                              September 25,                         construction,           Key
  (Triad II)       $15,000       $11,888          2003        10.5%   $26,800        mini-perm            Bank

  TriadSenior
  Living III,                                 February 8,                          construction,        Guaranty
     L.P.          $15,000       $10,165          2004        10.5%   $56,300        mini-perm           Federal
  (Triad III)

  TriadSenior
Living IV, L.P.                               December 30,                         construction,         Compass
  (Triad IV)       $10,000       $ 6,333          2003        10.5%   $18,600        mini-perm            Bank

  TriadSenior
Living V, L.P.                                  June 30,                           construction,         Bank of
   (Triad V)       $10,000       $ 4,069          2004        12.0%   $27,000        mini-perm           America

  TriadSenior
Living VI, L.P.                                October 1,
  (Triad VI)       $ 3,000       $ 1,294          2004        12.0%   $    --            --                --

Pending Mergers

On April 18, 2000, the Company announced that it has reduced the merger consideration to the shareholders of ILM Senior Living, Inc. ("ILM I") and ILM II Senior Living, Inc. ("ILM II), collectively, to $155.0 million from $172.0 million. The parties have amended the merger agreements, which were announced on February 8, 1999 and previously amended on October 19, 1999. The amended merger agreements have been approved by the Board of Directors of each party and require the approval of the shareholders of ILM I and ILM II. If approved, the mergers are expected to be completed in July 2000. The primary assets of ILM I and ILM II, collectively, are 13 senior living communities that have been managed by the Company under management agreements since 1996. Under the two amended merger agreements, each of ILM I and ILM II will separately merge with and into a wholly-owned direct subsidiary of the Company with the aggregate issued and outstanding shares of ILM I and ILM II common stock receiving 100% of the merger consideration in cash. The outside termination date of the amended merger agreements is September 30, 2000. Each transaction requires the approval

                       CAPITAL SENIOR LIVING CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


of two-thirds of the applicable shareholders of either ILM I or ILM II. The mergers are also subject to certain other customary conditions including regulatory approvals.

The Company also announced that it had signed commitment letters with GMAC Commercial Mortgage Corporation and its affiliate to provide, subject to certain customary terms and conditions, acquisition financing for the cash consideration to be paid in each of the mergers with ILM I and ILM II and to refinance three communities owned by the Company. With the GMAC commitments, the Company will have sufficient cash and cash flow from operations to fund the ILM mergers.

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

                        CAPITAL SENIOR LIVING CORPORATION
                                 March 31, 2000

Item 3.  QUANTITATIVE AND QUALIITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk is exposure to changes in interest rates on debt instruments. As of March 31, 2000 the Company had $93.4 million in outstanding debt comprised of various fixed and variable rate debt instruments of $59.4 million and $34.0 million, respectively.

Changes in interest rates would affect the fair market value of the Company's fixed rate debt instruments but would not have an impact on the Company's earnings or cash flows. Fluctuations in interest rates on the Company's variable rate debt instruments, which are tied to either the LIBOR or the prime rate, would affect the Company's earnings and cash flows but would not affect the fair market value of the variable rate debt. For each percentage point change in interest rates the Company's annual interest expense would increase by approximately $0.3 million based on its current outstanding variable debt.


PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On or about October 23, 1998, Robert Lewis filed a putative class action complaint on behalf of certain holders of assignee interests (the "Assignee Interests") in NHP Retirement Housing Partners I Limited Partnership ("NHP") in the Delaware Court of Chancery against NHP, the Company, Capital Senior Living Properties 2-NHPCT, Inc. and Capital Realty Group Senior Housing, Inc. (collectively, the "Defendants"). Mr. Lewis purchased ninety Assignee Interests in NHP in February 1993 for $180. The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the NHP Partnership Agreement in connection with the sale of four properties by NHP to Capital Senior Living Properties 2-NHPCT, Inc. The complaint seeks, among other relief, rescission of the sale of those properties and unspecified damages. The Company believes the complaint is without merit and is vigorously defending itself in this action. The Company has filed a Motion to Dismiss in this case, which is currently pending. The Company is unable to estimate the liability related to this claim, if any.

The Company has pending claims incurred in the normal course of business, which, in the opinion of management, based on the advice of legal counsel, will not have a material effect on the financial statements of the Company.

Item 2.       CHANGES IN SECURITIES (And use of proceeds)

                  Not Applicable

Item 3.       DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

                        CAPITAL SENIOR LIVING CORPORATION
                                 March 31, 2000


Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable

Item 5.       OTHER INFORMATION

                  Not Applicable

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K


                  (A)      Exhibits:

                              10.1 Amended and Restated Draw Promissory Note, dated March 1, 2000, of Triad Senior Living III, L.P., in favor of Capital Senior Living Properties, Inc.

                              27.1    Financial Data Schedule

                  (B)      Reports on Form 8-K


                           (i) The Registrant filed a report on Form 8-K, dated February 15, 2000 to disclose a press release from January 27, 2000 relating to the Company's announcement to accelerate certain strategic initiatives.

                           (ii) The Registrant filed a report on Form 8-K, dated March 17, 2000 to disclose a Rights Agreement between the Company and Chase Mellon Shareholder Services, L.L.C. dated as of March 9, 2000.

                        CAPITAL SENIOR LIVING CORPORATION
                                 March 31, 2000


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

Date:    May 12, 2000