Form 10-Q
period 2000-06-30
CAPITAL SENIOR LIVING CORP
filed 2000-08-11
CIK 1043000

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]      Quarterly Report pursuant to Section 13
         or 15(d) of the Securities Exchange Act or 1934

For the quarterly period ended June 30, 2000

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

As of August 11, 2000, the Registrant had outstanding 19,717,347 shares of its Common Stock, $.01 par value.



                                    CAPITAL SENIOR LIVING CORPORATION

                                                  INDEX

                                                                                                 Page
                                                                                                Number
                                                                                                ------
Part I.  Financial Information

         Item 1.      Financial Statements

                      Consolidated Balance Sheets -  -
                      June 30, 2000 and December 31, 1999                                        3

                      Consolidated Statements of Income -  -
                      Three and Six Months Ended June 30, 2000 and 1999                          4

                      Consolidated Statements of Cash Flows  -   -
                      Six Months Ended June 30, 2000 and 1999                                    5

                      Notes to Consolidated Financial Statements                                 6

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                       11

         Item 3.      Quantitative and Qualitative Disclosures About Market Risk                19

Part II. Other Information

         Item 1.      Legal Proceedings                                                         20

         Item 4.      Submission of Matters to a Vote of Securities Holders                     20

         Item 6.      Exhibits and Reports on Form K                                            21

Signature

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements


                                         CAPITAL SENIOR LIVING CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                                  (in thousands)

                                                                                     June 30,           December 31,
                                                                                       2000                 1999
                                                                               -------------------  ------------------
                                  ASSETS                                           (Unaudited)           (Audited)
Current assets:
      Cash and cash equivalents                                                $    30,976          $      32,988
      Restricted cash                                                                2,274                     --
      Accounts receivable, net                                                       3,121                  3,392
      Accounts receivable from affiliates                                            4,846                  9,055
      Interest receivable                                                            1,002                    834
      Federal and state income taxes receivable                                      4,647                  6,035
      Deferred taxes                                                                   910                    910
      Prepaid expenses and other                                                     3,091                    508
                                                                               -----------          -------------
            Total current assets                                                    50,867                 53,722
Property and equipment, net                                                        103,596                104,723
Deferred taxes                                                                       9,314                  9,516
Notes receivable from affiliates                                                    38,620                 30,596
Investments in limited partnerships                                                  9,453                  9,123
Assets held for sale                                                                 7,573                  9,549
Other assets                                                                         6,369                  4,647
                                                                               -----------          -------------
            Total assets                                                       $   225,792          $     221,876
                                                                               ===========          =============

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                         $     1,214          $       2,512
      Accrued expenses                                                               2,716                  2,127
      Current portion of notes payable                                               3,212                  1,199
      Customer deposits                                                              1,035                    911
                                                                               -----------          -------------
            Total current liabilities                                                8,177                  6,749
Deferred income from affiliates                                                      2,161                  1,785
Notes payable, net of current portion                                               57,830                 58,416
Line of credit                                                                      34,000                 34,000
Minority interest in consolidated partnership                                       11,291                 11,377
Commitments and contingencies                                                           --                     --
Shareholders' equity:
      Preferred stock, $.01 par value:
            Authorized shares 15,000,000; no shares issued or outstanding               --                     --
      Common stock, $.01 par value:
            Authorized shares 65,000,000; issued and outstanding
            19,717,347 at June 30, 2000 and December 31, 1999                          197                    197
      Additional paid-in capital                                                    91,935                 91,935
      Retained earnings                                                             20,201                 17,417
                                                                               -----------          -------------
            Total shareholders' equity                                             112,333                109,549
                                                                               -----------          -------------
            Total liabilities and shareholders' equity                         $   225,792          $     221,876
                                                                               ===========          =============

                             See accompanying notes.




                                                                       CAPITAL SENIOR LIVING CORPORATION
                                                                       CONSOLIDATED STATEMENTS OF INCOME
                                                                                (in thousands)

                                                                Three Months Ended                   Six Months Ended
                                                                     June 30,                             June 30,
                                                    ------------------------------------  -----------------------------------
                                                           2000                 1999           2000               1999
                                                    ------------------ ----------------- -----------------  -----------------
                                                       (Unaudited)           (Unaudited)   (Unaudited)        (Unaudited)
Revenues:
      Resident and healthcare revenue                   $     9,998       $     10,304      $     20,265       $     20,512
      Rental and lease income                                 1,029              1,102             2,022              2,195
      Unaffiliated management services revenue                  626                645             1,260              1,342
      Affiliated management services revenue                    193                115               405                227
      Unaffiliated development fees                             208                295               370                848
      Affiliated development fees                               277              3,496               519              6,301
                                                        -----------       ------------      ------------       ------------
          Total revenues                                     12,331             15,957            24,841             31,425

Expenses:
      Operating expenses                                      6,086              6,023            12,320             11,991
      General and administrative expenses                     2,205              2,250             4,352              4,356
      Depreciation and amortization                             968              1,133             2,002              2,254
                                                        -----------       ------------      ------------       ------------
          Total expenses                                      9,259              9,406            18,674             18,601
                                                        -----------       ------------      ------------       ------------

Income from operations                                        3,072              6,551             6,167             12,824

Other income (expense):
      Gain on sale of assets                                     --                 --               303                 --
      Interest income                                         1,455              1,659             2,833              3,392
      Interest expense                                       (2,011)            (1,490)           (3,970)            (2,969)
                                                        -----------       ------------      ------------       ------------
Income before income taxes and minority interest in
      consolidated partnership                                2,516              6,720             5,333             13,247
Provision for income taxes                                     (815)            (2,473)           (1,705)            (4,988)
                                                        -----------       ------------      ------------       ------------
Income before minority interest in consolidated
      partnership                                             1,701              4,247             3,628              8,259
Minority interest in consolidated partnership                  (389)              (264)             (844)              (424)
                                                        -----------       ------------      ------------       ------------
Net income                                              $     1,312       $      3,983      $      2,784       $      7,835
                                                        ===========       ============      ============       ============
Net income per share:
      Basic                                             $      0.07       $       0.20      $       0.14       $       0.40
                                                        ===========       ============      ============       ============
      Diluted                                           $      0.07       $       0.20      $       0.14       $       0.40
                                                        ===========       ============      ============       ============
      Weighted average shares outstanding - basic            19,717             19,717            19,717             19,717
                                                        ===========       ============      ============       ============
      Weighted average shares outstanding - diluted          19,717             19,717            19,732             19,717
                                                        ===========       ============      ============       ============

                             See accompanying notes.



                                              CAPITAL SENIOR LIVING CORPORATION
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (in thousands)

                                                                               Six Months Ended June 30,
                                                                        --------------------------------------
                                                                              2000                 1999
                                                                        ------------------- ------------------
                                                                           (Unaudited)         (Unaudited)
Operating Activities
Net income                                                              $         2,784     $      7,835
Adjustments to reconcile net income to net
  cash provided by operating activities:
      Depreciation and amortization                                               2,002            2,254
      Amortization of deferred financing charges                                     96              302
      Gain on sale of assets                                                       (303)              --
      Minority interest in consolidated partnership                                 844              424
      Deferred tax expense                                                          202              202
      Deferred income from affiliates                                               376              852
      Deferred income                                                                --               84
      Changes in operating assets and liabilities:
          Restricted cash                                                        (2,274)              --
          Accounts receivable                                                       271             (995)
          Accounts receivable from affiliates                                     4,209           (5,817)
          Interest receivable                                                      (168)            (373)
          Prepaid expenses and other                                             (2,583)              60
          Other assets                                                           (1,775)          (1,231)
          Federal and state income taxes                                          1,388           (2,265)
          Accounts payable and accrued expenses                                    (709)            (884)
          Customer deposits                                                         124              (11)
                                                                        ---------------     ------------
Net cash provided by operating activities                                         4,484              437
Investing Activities
Capital expenditures                                                               (831)          (1,243)
Proceeds from the sale of assets                                                  2,279               --
Advances to affiliates                                                           (8,024)         (15,981)
Distribution from (investments in) limited partnership                             (330)             511
                                                                        ---------------     ------------
Net cash used in investing activities                                            (6,906)         (16,713)
Financing Activities
Proceeds from notes payable and line of credit                                    2,383               49
Repayment of notes payable                                                         (956)            (216)
Distributions to minority partners                                                 (930)              --
Deferred loan charges paid                                                          (87)            (170)
                                                                        ---------------     ------------
Net cash provided by (used in) financing activities                                 410             (337)
                                                                        ---------------     ------------

Decrease in cash and cash equivalents                                            (2,012)         (16,613)
Cash and cash equivalents at beginning of period                                 32,988           35,827
                                                                        ---------------     ------------
Cash and cash equivalents at end of period                              $        30,976     $     19,214
                                                                        ===============     ============

Supplemental disclosures:
Cash paid during the period for:
       Interest                                                         $         4,191     $      2,671
                                                                        ===============     ============
       Income taxes                                                     $           246     $      7,056
                                                                        ===============     ============

                             See accompanying notes.

                       CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (unaudited)

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

The accompanying consolidated balance sheet, as of December 31, 1999, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 1999, and the accompanying unaudited consolidated financial statements, as of June 30, 2000 and 1999, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2000, results of operations for the three months and six months ended June 30, 2000 and 1999, respectively, and cash flows for the six months ended June 30, 2000 and 1999. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results for the year ending December 31, 2000.

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

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the percentage ownership the Company has in each of the Triad Entities, the capital invested, information related to loans made by the Company to each Triad Entity and information on deferred income related to each Triad Entity (dollars in thousands):


                                                                 Notes Receivable                      Deferred Income
                                             --------------------------------------------------     -----------------------
                                                             Balance
                  Ownership      Capital      Committed      June 30,                 Interest                  Development
Entity            Interest     Investment      Amount         2000      Maturity        Rate        Interest       Fees
-----             ---------    ----------     ---------      --------   --------      --------      --------    -----------
 Triad Senior
Living I, L.P.
   (Triad I)       19.0%         $3,000      $    --       $ 2,913(1)        --           8.0%       $ 239        $ 404

 Triad Senior
  Living II,                                                              September
     L.P.           19.0           74          15,000        12,197       25, 2003        10.5         250          204
  (Triad II)

 Triad Senior
  Living III,                                                            February 8,
     L.P.           19.0           143         15,000        10,429         2004          10.5         213          390
  (Triad III)

 Triad Senior
  Living IV,                                                              December
     L.P.           19.0           143         10,000         7,108       30, 2003        10.5         137          115
  (Triad IV)

 Triad Senior
   Living V,                                                              June 30,
     L.P.           10.0           --          10,000         4,646         2004          12.0          42           89
   (Triad V)

 Triad Senior
  Living VI,                                                             October 1,
     L.P.           5.0            --          3,000          1,327         2004          12.0          4            --
  (Triad VI)

----------------------
(1)    Pursuant to operating deficit loan obligations.


Each Triad Entity finances the development of new communities through a combination of equity funding, traditional construction loans and permanent financing with institutional lenders secured by first liens on the communities and unsecured loans from the Company. The Company loans may be prepaid without penalty. The financings from institutional lenders are secured by first liens on the communities, are solely the responsibility of the Triad Entities, and are not guaranteed by the Company. The financing agreements the Triad Entities have with the institutional lenders also include the assignment to the lenders of the construction contracts and the development and management agreements with the Company. The management agreements contain an obligation of the Company to make operating deficit loans to the Triad Entities if other funding sources available to the Triad Entities have been fully exhausted. These operating deficit loan obligations include making loans to fund debt service obligations to the lenders.

The Company typically receives a development fee of 4% of project costs, as well as reimbursement of expenses and overhead not to exceed 4% of project costs. These fees are recorded over the term of the

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

development project on a basis approximating the percentage of completion method. In addition, when properties become operational, the Company typically receives management fees in an amount equal to the greater of 5% of gross revenues or $5,000 per month per community, other fees relating to lease up, plus overhead reimbursement not to exceed 1% of gross revenue.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share amounts):


                                              Three Months Ended                    Six Months Ended
                                                   June 30,                             June 30,
                                         ----------------------------          -------------------------
                                            2000               1999               2000             1999
                                            ----               ----               ----             ----
Net income                               $   1,312          $   3,983          $   2,784        $   7,835
Weighted average shares outstanding
-    basic                                  19,717             19,717             19,717           19,717
Effect of dilutive securities:
   Employee stock options                       --                 --                 15               --
                                         ---------          ---------          ---------        ---------
Weighted average shares outstanding
-    diluted                                19,717             19,717             19,732           19,717
                                         =========          =========          =========        =========

Basic earnings per share                 $    0.07          $    0.20          $    0.14        $    0.40
                                         =========          =========          =========        =========
Diluted earnings per share               $    0.07          $    0.20          $    0.14        $    0.40
                                         =========          =========          =========        =========

Options to purchase 1.8 million shares of common stock at prices ranging from $3.63 to $13.50 per share were not included in the computation of diluted earnings per share for the three months ended June 30, 2000 because the average daily price of the common stock during the second quarter of fiscal 2000 did not exceed the exercise price of the options, and therefore, the effect would be antidulitive.

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

5.   PENDING MERGERS

On April 18, 2000, the Company announced that it had reduced the merger consideration to the shareholders of ILM Senior Living, Inc. ("ILM I") and ILM II Senior Living, Inc. ("ILM II), collectively, to $155.0 million from $172.0 million. The parties have amended the merger agreements, which were announced on February 8, 1999 and previously amended on October 19, 1999. The amended merger agreements have been approved by the Board of Directors of each party and the shareholders of ILM I and ILM II. The primary assets of ILM I and ILM II, collectively, are 13 senior living communities that have been managed by the Company under management agreements since 1996. Under the two amended merger agreements, each of ILM I and ILM II will separately merge with and into a wholly-owned direct subsidiary of the Company with the aggregate issued and outstanding shares of ILM I and ILM II common stock receiving 100% of the merger consideration in cash. The outside termination date of the amended merger agreements is September 30, 2000. The mergers are also subject to certain other customary conditions including regulatory approvals. Form 8-K's were filed by the Company on May 9, 2000, with copies of the amendments to the amended merger agreements attached thereto.

The Company also announced that it had signed commitment letters with GMAC Commercial Mortgage Corporation and its affiliate to provide, subject to certain customary terms and conditions, acquisition financing for the cash consideration to be paid in each of the mergers with ILM I and ILM II and to refinance three communities owned by the Company. With the GMAC commitments, the Company expected to have sufficient cash and cash flow from operations to fund the ILM mergers. However, during GMAC's underwriting process, it was determined that increases in the London InterBank Offered Rates ("LIBOR") would reduce the loan proceeds by approximately $8.5 million which would result in the Company not having sufficient financing proceeds with which to close both ILMs at this time.

The Company expects to finalize the merger with ILM I and the eight communities it owns, including the 75% interest of one of the communities owned with ILM II, in August 2000. The Company is continuing

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

to have discussions with other financing sources to complete the merger with ILM
II. There can be no assurance that such financing sources will be available on terms acceptable to the Company. However, the Company will continue to manage the remaining ILM II communities pursuant to its existing management agreement.

6.   SUBSEQUENT EVENTS

On July 12, 2000, HealthCare Properties L.P. ("HCP") sold one of its properties, which it had classified as held for sale, for $0.4 million, which will result in the recognition of a gain on sale of less than $0.1 million in the Company's third fiscal quarter.

On August 4, 2000, HCP sold another of its communities, which it had classified as held for sale, for $2.0 million, which will result in the recognition of a loss on sale of approximately $0.3 million in the Company's third fiscal quarter.

                        CAPITAL SENIOR LIVING CORPORATION

Item 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS


Overview

The following discussion and analysis addresses (i) the Company's results of operations for the three and six months ended June 30, 2000 and 1999, respectively, and (ii) liquidity and capital resources of the Company and should be read in conjunction with the Company's consolidated financial statements contained elsewhere in this report.

The Company generates revenue from a variety of sources. For the three months ended June 30, 2000, the Company's revenue was derived as follows: 81.1% from the operation of eleven owned senior living communities that are operated by the Company; 8.3% from lease rentals for triple net leases of three skilled nursing communities and two physical rehabilitation centers owned by HCP; 6.7% from management fees arising from management services provided for six affiliate owned senior living communities and sixteen third party owned senior living communities and 3.9% derived from development fees earned for managing the development and construction of new senior living communities for affiliated and unaffiliated third parties, including the Triad Entities.

For the six months ended June 30, 2000, the Company's revenue was derived as follows: 81.6% from the operation of eleven owned senior living communities; 8.1% from lease rentals for triple net leases of three skilled nursing communities and two physical rehabilitation centers owned by HCP; 6.7% from management fees arising from management services provided for six affiliate owned senior living communities and sixteen third party owned senior living communities and 3.6% derived from development fees earned for managing the development and construction of new senior living communities for affiliated and unaffiliated third parties, including the Triad Entities.

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

                        CAPITAL SENIOR LIVING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

The Company's current management contracts expire on various dates through June 2010 and provide for management fees based generally upon rates that vary by contract from 4% of net revenues to 7% of net revenues. In addition, certain of the contracts provide for supplemental incentive fees, including fees related to lease up, that vary by contract based upon the financial performance of the managed community.

The Company's development fees are generally based upon a percentage of construction costs and are earned over the period commencing with the initial development activities and ending with the opening of the community. As of June 30, 2000, development fees have been earned for services performed on 15 communities under development or expansion for third parties.

Results of Operations

The following table sets forth for the periods indicated, selected statements of income data in thousands of dollars and expressed as a percentage of total revenues.



                                                   Three Months Ended                            Six Months Ended
                                       ------------------------------------  ---------------------------------------------------
                                                       June 30,                                     June 30,
                                       ------------------------------------  ---------------------------------------------------
                                            2000                  1999                   2000                    1999
                                       ------------------ ---------------------- --------------------- -------------------------
                                          $          %         $            %           $          %          $            %
                                      ------- ---------- ----------  ---------- ----------- ---------- -----------  -----------
Revenues:
     Resident and healthcare revenue   $ 9,998       81.1    $10,304        64.6     $20,265       81.6     $20,512       65.3
     Rental and lease income             1,029        8.3      1,102         6.9       2,022        8.1       2,195        7.0
     Unaffiliated management service
          revenue                          626        5.1        645         4.0       1,260        5.1       1,342        4.3
     Affiliated management service
          revenue                          193        1.6        115         0.7         405        1.6         227        0.7
     Unaffiliated development fees         208        1.7        295         1.8         370        1.5         848        2.7
     Affiliated development fees           277        2.2      3,496        21.9         519        2.1       6,301       20.1
                                      -------- ---------- ----------  ---------- ----------- ---------- -----------  -----------
     Total revenue                      12,331      100.0     15,957       100.0      24,841      100.0      31,425      100.0

Expenses:
     Operating expenses                  6,086       49.4      6,023        37.7      12,320       49.6      11,991       38.2
     General and admiistrative
          expenses                       2,205       17.9      2,250        14.1       4,352       17.5       4,356       13.9
     Depreciation and amortization         968        7.9      1,133         7.1       2,002        8.1       2,254        7.2
                                      -------- ---------- ----------  ---------- ----------- ---------- -----------  -----------
          Total expenses                 9,259       75.1      9,406        58.9      18,674       75.2      18,601       59.2
                                      -------- ---------- ----------  ---------- ----------- ---------- -----------  -----------

Income from operations                   3,072       24.9      6,551        41.1       6,167       24.8      12,824       40.8

Other income (expense):
     Gain on sales of assets                --         --         --          --         303        1.2          --         --
     Interest income                     1,455       11.8      1,659        10.4       2,833       11.4       3,392       10.8
     Interest expense                   (2,011)     (16.3)    (1,490)       (9.3)     (3,970)     (16.0)     (2,969)      (9.4)
                                      -------- ---------- ----------  ---------- ----------- ---------- -----------  -----------
     Income before income taxes and
          minority interest in
          consolidated partnership       2,516       20.4      6,720        42.1       5,333       21.5      13,247       42.2
     Provision for income taxes           (815)      (6.6)    (2,473)      (15.5)     (1,705)      (6.9)     (4,988)     (15.9)
                                      -------- ---------- ----------  ---------- ----------- ---------- -----------  -----------
Income before minority interest in
     consolidated partnership            1,701       13.8      4,247        26.6       3,628       14.6       8,259       26.3
Minority interest in consolidated
     partnership                          (389)      (3.2)      (264)       (1.7)       (844)      (3.4)       (424)      (1.3)
                                      -------- ---------- ----------  ---------- ----------- ---------- -----------  -----------
Net income                             $ 1,312       10.6    $ 3,983        25.0      $2,784       11.2      $7,835       24.9
                                      ======== ========== ==========  ========== =========== ========== ===========  ===========

                        CAPITAL SENIOR LIVING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

Three  Months  Ended June 30, 2000  Compared to the Three  Months Ended June 30,
1999

Revenues. Total revenues were $12.3 million in the three months ended June 30, 2000 compared to $16.0 million for the three months ended June 30, 1999, representing a decrease of $3.7 million or 22.7%. This decrease in revenue is primarily the result of a $3.3 million decrease in development fee revenue, and a $0.3 million decrease in resident and healthcare revenue. The reduction in development fee revenue reflects the Company's strategic initiatives aimed at enhancing cash flows and discontinuing the use of joint ventures for future development. During the second quarter of fiscal 2000, the Company received development fee revenue on 15 communities compared to 45 communities in the second quarter of fiscal 1999. Resident and healthcare revenue was reduced by approximately $0.4 million as units have been temporarily taken out of service for capital improvements as part of the expansion of the continuum care programs at two of the Company's communities.

Expenses. Total expenses were $9.3 million in the second quarter of fiscal 2000 compared to $9.4 million in the second quarter of fiscal 1999, representing a decrease of $0.1 million or 1.6%. This decrease is due to slightly lower depreciation expense during the second quarter as a result of assets that have been sold or reclassified to held for sale, in the fourth quarter of fiscal 1999, and valued at the lower of their carrying value or fair value less estimated selling costs.

Other income and expense. Other income and expense decreased $0.7 million due to an increase in interest expense of $0.5 million, and a decrease in interest income of $0.2 million. Interest expense increased as a result of slightly higher interest rates and debt outstanding in the second quarter of fiscal 2000 compared to the same period in fiscal 1999. Interest income decreased primarily as a result of a decrease in interest earned from NHP notes due to the revaluation of the NHP notes in fiscal 1999.

Provision for income taxes. Provision for income taxes in the second quarter of fiscal 2000 was $0.8 million or 38.3% of taxable income, compared to $2.5 million or 38.3% of taxable income in the comparable quarter for 1999. The effective tax rates for the second quarter of 2000 and 1999 differ from the statutory tax rates because of state income taxes and permanent tax differences.

Minority interest. Minority interest increased $0.1 million to $0.4 million primarily due to an increase in net income at HCP.

Net income. As a result of the foregoing factors, net income decreased $2.7 million to $1.3 million for the three months ended June 30, 2000, as compared to $4.0 million for the three months ended June 30, 1999.

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

Revenues. For the six months ended June 30, 2000, total revenues were $24.8 million compared to $31.4 million for the six months ended June 30, 1999, representing a decrease of $6.6 million or 21.0%. This decrease in revenue is primarily the result of a $6.3 million decrease in development fee revenue, a $0.2 million decrease in resident and healthcare revenue and a $0.2 million decrease in rental and lease income. The reduction in development fee revenue reflects the Company's strategic initiatives aimed at enhancing cash flows and discontinuing the use of joint ventures for future development. During the first six months of fiscal 2000, the Company received development fee revenue on 15 communities compared to 46

                        CAPITAL SENIOR LIVING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

communities in the first six months of fiscal 1999. During the first six months of fiscal 2000, resident and healthcare revenue was reduced by approximately $0.8 million as units have been temporarily taken out of service for capital improvements as part of the expansion of the continuum care programs at two of the Company's communities.

Expenses. Total expenses increased $0.1 million or 0.4% to $18.7 million in the first six months of fiscal 2000 compared to $18.6 million in the first half of fiscal 1999. This increase reflects slightly higher operating costs at our senior living communities.

Other income and expense. Other income and expense decreased $1.3 million primarily due to an increase in interest expense of $1.0 million, a decrease in interest income of $0.6 million offset by a gain on sale of one community in Martin, TN, owned by HCP of $0.3 million. Interest expense increased as a result of slightly higher interest rates and debt outstanding in the first six months of fiscal 2000 compared to the same period in fiscal 1999. Interest income decreased primarily as a result of a decrease in interest earned from NHP notes due to the revaluation of the NHP notes in fiscal 1999.

Provision for income taxes. Provision for income taxes in the first six months of fiscal 2000 was $1.7 million or 38.0% of taxable income, compared to $5.0 million or 38.9% of taxable income in the comparable period of fiscal 1999. The effective tax rates for the second quarter of 2000 and 1999 differ from the statutory tax rates because of state income taxes and permanent tax differences.

Minority interest. Minority interest increased $0.4 million to $0.8 million primarily due to an increase in net income at HCP and the sale of the HCP community. The sale of the HCP community increased minority interest by approximately $0.1 million.

Net income. As a result of the foregoing factors, net income decreased $5.1 million to $2.8 million for the six months ended June 30, 2000, as compared to $7.8 million for the six months ended June 30, 1999.

Liquidity and Capital Resources

In addition to approximately $33.3 million of cash balances on hand as of June 30, 2000, the Company's principal source of liquidity is expected to be cash flows from operations. The Company expects its cash and cash equivalents along with its net income and cash flow from operations to be sufficient to fund its short-term working capital requirements. The Company's long-term capital requirements, primarily for acquisitions, development and other corporate initiatives, will be dependent on the Company's ability to access funds through the debt and/or equity markets. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet its long-term capital requirements.

The Company had net cash provided by operating activities of $4.5 million and $0.4 million in the first six months of fiscal 2000 and 1999, respectively. In the first six months of fiscal 2000, the net cash provided by operating activities was primarily derived from net income of $2.8 million, net non-cash charges of $3.2 million and a decrease in accounts and income tax receivable of $5.9 million, offset by an increase in restricted cash of $2.3 million, increase in prepaid expenses of $2.6 million, increase in other assets of $1.8 million and a decrease in accounts payable and accrued expenses of $0.7 million. In the first six months

                        CAPITAL SENIOR LIVING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

of fiscal 1999, cash from operating activities was primarily derived from net income of $7.8 million along with non-cash charges of $4.1 million, offset by increases in accounts and interest receivable of $7.2 million, increase in other assets of $1.2 million, a decrease in federal and state income taxes payable of $2.3 and a decrease in accounts payable and accrued expenses of $0.9 million.

The Company had net cash used in investing activities of $6.9 million and $16.7 million in the first six months of fiscal 2000 and 1999, respectively. In the first six months of fiscal 2000, the Company's net cash used in investing activities was primarily the result of advances to the Triad Entities of $8.0 million, capital expenditures of $0.8 million and investments in limited partnerships of $0.3 million, offset by the proceeds from the sale of one of the HCP communities for $2.3 million. In the first six months of fiscal 1999, the Company's net cash used in investing activities was primarily from advances to the Triad Entities of $16.0 million and capital expenditures of $1.2 million, offset by distributions from partnerships of $0.5 million.

The Company had net cash provided by financing activities of $0.4 million in first six months of fiscal 2000, compared to net cash used in financing activities of $0.3 million in the comparable period of fiscal 1999. For the first six months of fiscal 2000, net cash provided by financing activities was primarily the result of increases in notes payable, net of note payments, of $1.4 million offset by distributions to minority partners of $0.9 million and deferred loan charges paid of $0.1 million. For the first six months of fiscal 1999, net cash used in financing activities was the result of repayments of notes payable and deferred loan charges paid.

The Company derives the benefits and bears the risks attendant to the communities it owns. The cash flows and profitability of owned communities depends on the operating results of such communities and are subject to certain risks of ownership, including the need for capital expenditures, financing and other risks such as those relating to environmental matters.

The cash flows and profitability of the HCP's owned communities that are leased to third parties depend on the ability of the lessee to make timely lease payments. Four of these properties had been leased until the year 2001 to HealthSouth Rehabilitation Corp. ("HealthSouth"), which provides acute spinal injury intermediate care at the property, which is still operating. In August 1999, HealthSouth agreed to transfer control of two of these communities, both of which had been closed since 1997, to HCP. HealthSouth agreed, however, to continue making its full lease payments to HCP. In the third quarter of fiscal 1999, the main campus of one property was sold for $2.7 million, resulting in a gain from sale of approximately $0.8 million. Two small facilities not adjacent to the main campus and the other community were marketed for sale. During the first quarter of fiscal 2000 HCP sold the third of these communities to HealthSouth for $2.3 million, resulting in a gain of approximately $0.3 million. While HealthSouth has shut down its remaining property, effective April 1, 2000, it continues to make full lease payments for all four properties. Except for two participation payments owed by one lessee, HCP's other lessees are current in their lease obligations. However, the parent companies of two of these leases have filed for chapter 11 bankruptcy in the United States Bankruptcy Court for the district of Delaware. At this time, it is uncertain if bankruptcy protection would disrupt future payments of lease obligations. Following termination of these leases, unless otherwise extended, the Company will either convert and operate the communities as assisted living and Alzheimer's care communities, attempt to sell the communities or evaluate other alternatives. HCP currently operates one of its communities. Subsequent to the end of the Company's second quarter, HCP sold two properties which it had classified as held for sale. On July 12, 2000, HCP

                        CAPITAL SENIOR LIVING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

sold one of the properties for $0.4 million, which will result in the recognition of a gain of a gain on sale of less than $0.1 million in the Company's third fiscal quarter. On August 4, 2000, HCP sold one of its communities for $2.0 million, which will result in the recognition of a loss on sale of approximately $0.3 million in the Company's third fiscal quarter.

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

The Company has entered into development and management agreements with the Triad Entities for the development and management of new senior living communities. The Triad Entities will own and finance the construction of the new communities. These communities are primarily Waterford communities. The Company typically receives a development fee of 4% of project costs, as well as reimbursement of expenses and overhead not to exceed 4% of project costs. In addition, when the properties become operational, the Company typically receives management fees in an amount equal to the greater of 5% of gross revenues or $5,000 per month per community, other fees relating to lease up, plus overhead reimbursement not to exceed 1% of gross revenue.

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

Each Triad Entity finances the development of new communities through a combination of equity funding, traditional construction loans and permanent financing with institutional lenders secured by first liens on

                        CAPITAL SENIOR LIVING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

the communities and unsecured loans from the Company. The Company loans may be prepaid without penalty. The financings from institutional lenders are secured by first liens on the communities, are solely the responsibility of the Triad Entities and are not guaranteed by the Company. The financing agreements the Triad Entities have with the institutional lenders also include the assignment to the lenders of the construction contracts and the development and management agreements with the Company. The management agreements contain an obligation of the Company to make operating deficit loans to the Triad Entities if other funding sources available to the Triad Entities have been fully exhausted. These operating deficit loan obligations include making loans to fund debt service obligations to the lenders.

The chart below sets forth  information  about  Company  loans made to the Triad
Entities and financings from institutional lenders obtained by the Triad Entities (dollars in thousands):


                                Notes Receivable                                    Construction Loan Facilities
                -------------------------------------------------------    ---------------------------------------------
                                    Balance
                  Committed        June 30,                    Interest
Entity              Amount           2000        Maturity        Rate      Amount              Type              Lender
------          -----------        --------      --------      --------    ------              ----              ------
 Triad Senior
Living I, L.P.                                                              $50,000       construction,         Bank One
   (Triad I)         $ --         $ 2,913(1)          --           8.0%     $50,000          take-out             GMAC


 Triad Senior
  Living II,                                    September 25,                             construction,            Key
     L.P.          $15,000         $12,197           2003         10.5%     $26,800         mini-perm             Bank
  (Triad II)

 Triad Senior
  Living III,                                    February 8,                              construction,         Guaranty
     L.P.          $15,000         $10,429           2004         10.5%     $56,300         mini-perm            Federal
  (Triad III)

 Triad Senior
  Living IV,                                     December 30,                             construction,          Compass
     L.P.          $10,000         $ 7,108           2003         10.5%     $18,600         mini-perm             Bank
  (Triad IV)

 Triad Senior
   Living V,                                       June 30,                               construction,          Bank of
     L.P.          $10,000         $ 4,646           2004         12.0%     $27,000         mini-perm            America
   (Triad V)

 Triad Senior
  Living VI,                                      October 1,
     L.P.           $ 3,000        $ 1,327           2004         12.0%      $ --               --                 --
  (Triad VI)

---------------------
(1)  Pursuant to operating deficit loan obligations.

                        CAPITAL SENIOR LIVING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

Pending Mergers

On April 18, 2000, the Company announced that it had reduced the merger consideration to the shareholders of ILM and ILM II, collectively, to $155.0 million from $172.0 million. The parties have amended the merger agreements, which were announced on February 8, 1999 and previously amended on October 19, 1999. The amended merger agreements have been approved by the Board of Directors of each party and the shareholders of ILM I and ILM II. The primary assets of ILM I and ILM II, collectively, are 13 senior living communities that have been managed by the Company under management agreements since 1996. Under the two amended merger agreements, each of ILM I and ILM II will separately merge with and into a wholly-owned direct subsidiary of the Company with the aggregate issued and outstanding shares of ILM I and ILM II common stock receiving 100% of the merger consideration in cash. The outside termination date of the amended merger agreements is September 30, 2000. The mergers are also subject to certain other customary conditions including regulatory approvals. Form 8-K's were filed by the Company on May 9, 2000, with copies of the amendments to the amended merger agreements attached thereto.

The Company also announced that it had signed commitment letters with GMAC Commercial Mortgage Corporation and its affiliate to provide, subject to certain customary terms and conditions, acquisition financing for the cash consideration to be paid in each of the mergers with ILM I and ILM II and to refinance three communities owned by the Company. With the GMAC commitments, the Company expected to have sufficient cash and cash flow from operations to fund the ILM mergers. However, during GMAC's underwriting process, it was determined that increases in the London InterBank Offered Rates ("LIBOR") would reduce the loan proceeds by approximately $8.5 million which would result in the Company not having sufficient financing proceeds with which to close both ILMs at this time.

The Company expects to finalize the merger with ILM I and the eight communities it owns, including the 75% interest of one of the communities owned with ILM II, in August 2000. The Company is continuing to have discussions with other financing sources to complete the merger with ILM II. There can be no assurance that such financing sources will be available on terms acceptable to the Company. However, the Company will continue to manage the remaining ILM II communities pursuant to its existing management agreement.

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

                        CAPITAL SENIOR LIVING CORPORATION

Item 3.  QUANTITATIVE AND QUALIITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk is exposure to changes in interest rates on debt instruments. As of June 30, 2000 the Company had $95.0 million in outstanding debt comprised of various fixed and variable rate debt instruments of $61.0 million and $34.0 million, respectively.

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

                        CAPITAL SENIOR LIVING CORPORATION

                               OTHER INFORMNATION

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

                  Not Applicable

Item 3.       DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 19, 2000. At the meeting James A. Stroud, Keith N. Johannessen and Dr. Gordon I. Goldstein were elected to serve as directors of the Company until the annual meeting to be held in 2003 and until each person's successor is duly elected and qualified. Of the 19,252,371 shares represented at the meeting or by proxy, James A. Stroud received 19,170,531 shares voting for his for election, Keith N. Johannessen received 19,116,886 shares voting for his election and Dr. Gordon L. Goldstein received 19,119,231 shares voting for his election. The other directors whose terms continue after the annual meeting are Lawrence A. Cohen, James A. Moore and Dr. Victor W. Nee.

At this year's annual meeting, Ernst & Young LLP was ratified as the independent public accountants for the Company for the year 2000, with 19,213,669 shares voting for, 58,120 shares voting against and 10,582 shares abstaining.

                        CAPITAL SENIOR LIVING CORPORATION
                          OTHER INFORMATION (continued)

Item 5.       OTHER INFORMATION

                  Not Applicable

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

                  (A) Exhibits:

                                    27.1    Financial Data Schedule

                  (B) Reports on Form 8-K

                    (i) The Registrant filed a report on Form 8-K, dated May 9, 2000 to report entering into a First Amendment to Amended and Restated Agreement and Plan of Merger, dated as of April 18, 2000, by and among Capital Senior Living Corporation, Capital Senior Living Acquisition, LLC and ILM Senior Living, Inc.

                    (ii) The Registrant filed a report on Form 8-K, dated May 9,
                         2000 to report entering into a First Amendment to Amended and Restated Agreement and Plan of Merger, dated as of April 18, 2000, by and among Capital Senior Living Corporation, Capital Senior Living Acquisition, LLC and ILM II Senior Living, Inc.

                        CAPITAL SENIOR LIVING CORPORATION
                          OTHER INFORMATION (continued)



Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capital Senior Living Corporation
(Registrant)


By:   /s/ Ralph A. Beattie
     ----------------------
     Ralph A. Beattie
     Executive Vice President and Chief Financial Officer
     (Principal Financial Officer and Duly Authorized Officer)

Date:    August 11, 2000