Form 10-Q
period 2000-09-30
CAPITAL SENIOR LIVING CORP
filed 2000-11-14
CIK 1043000

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      Quarterly Report pursuant to Section 13
         or 15(d) of the Securities Exchange Act or 1934

For the quarterly period ended September 30, 2000

[ ]      Transition report under Section 13
         or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-13445.

                        CAPITAL SENIOR LIVING CORPORATION
             ------------------------------------------------------
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



Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

As of November 13, 2000, the Registrant had outstanding 19,717,347 shares of its Common Stock, $.01 par value.


                        CAPITAL SENIOR LIVING CORPORATION

                                      INDEX

                                                                                                 Page
                                                                                                 Number

Part I.  Financial Information

         Item 1.      Financial Statements

                      Consolidated Balance Sheets -  -
                      September 30, 2000 and December 31, 1999                                   3

                      Consolidated Statements of Income -  -
                      Three and Nine Months Ended September 30, 2000 and 1999                    4

                      Consolidated Statements of Cash Flows  -   -
                      Nine Months Ended September 30, 2000 and 1999                              5

                      Notes to Consolidated Financial Statements                                 6

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                        11

         Item 3.      Quantitative and Qualitative Disclosures About Market Risk                 21

Part II. Other Information

         Item 1.      Legal Proceedings                                                          22

         Item 6.      Exhibits and Reports on Form 8-K                                           23

Signature

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                        CAPITAL SENIOR LIVING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                                            September 30,       December 31,
                                                                                               2000                1999
                                                                                          ----------------     -------------
                                     ASSETS                                                  (Unaudited)         (Audited)

        Current assets:
              Cash and cash equivalents...........................................          $    27,858        $    32,988
              Accounts receivable, net............................................                3,381              3,392
              Accounts receivable from affiliates.................................                4,778              9,055
              Interest receivable.................................................                1,007                834
              Federal and state income taxes receivable...........................                4,269              6,035
              Deferred taxes......................................................                  565                910
              Prepaid expenses and other..........................................                2,517                508
                                                                                            -----------        -----------
                    Total current assets..........................................               44,375             53,722
        Property and equipment, net...............................................              205,189            104,723
        Deferred taxes............................................................                9,213              9,516
        Notes receivable..........................................................                  569                 --
        Notes receivable from affiliates..........................................               38,902             30,596
        Investments in limited partnerships.......................................                9,595              9,123
        Assets held for sale......................................................                7,945              9,549
        Other assets..............................................................                8,577              4,647
                                                                                            -----------       ------------
                    Total assets..................................................          $   324,365       $    221,876
                                                                                            ===========       ============



                       LIABILITIES AND SHAREHOLDERS' EQUITY

    Current liabilities:
          Accounts payable....................................................              $     4,436       $      2,512
          Accrued expenses....................................................                    2,382              2,127
          Current portion of notes payable....................................                    4,537              1,199
          Customer deposits...................................................                    1,044                911
                                                                                            -----------       ------------
          Total current liabilities.....................................                         12,399              6,749
    Deferred income...........................................................                      231                 --
    Deferred income from affiliates...........................................                    2,490              1,785
    Notes payable, net of current portion.....................................                  178,229             58,416
    Line of credit............................................................                    8,353             34,000
    Minority interest in consolidated partnership.............................                    9,257             11,377
    Commitments and contingencies
    Shareholders' equity:
           Preferred stock, $.01 par value:
              Authorized shares 15,000,000; no shares issued or outstanding.                         --                 --
           Common stock, $.01 par value:
              Authorized shares 65,000,000; issued and outstanding
              19,717,347 at September 30, 2000 and December 31, 1999........                        197                197
           Additional paid-in capital..........................................                  91,935             91,935
           Retained earnings...................................................                  21,274             17,417
                                                                                            -----------        -----------
              Total shareholders' equity....................................                    113,406            109,549
                                                                                            -----------        -----------
              Total liabilities and shareholders' equity....................                $   324,365        $   221,876
                                                                                            ===========        ===========


                                               See accompanying notes.




                                           CAPITAL SENIOR LIVING CORPORATION
                                           CONSOLIDATED STATEMENTS OF INCOME
                                    (in thousands, except earnings per share data)


                                                               Three Months Ended                Nine Months Ended
                                                                  September 30,                     September 30,
                                                               ------------------                -----------------
                                                             2000                1999          2000             1999
                                                        ---------------  ---------------   ---------------  ----------
                                                          (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)


Revenues:


      Resident and healthcare revenue...........         $    12,955     $     10,304     $     33,220     $     30,816
      Rental and lease income...................               1,032              993            3,054            3,188
      Unaffiliated management services revenue..                 523              641            1,783            1,983
      Affiliated management services revenue....                 285              113              690              341
      Unaffiliated development fees.............                 106              355              476            1,202
      Affiliated development fees...............               1,139            4,154            1,658           10,455
                                                         -----------     ------------     ------------     ------------
          Total revenues........................              16,040           16,560           40,881           47,985

 Expenses:
      Operating expenses........................               7,696            6,270           20,016           18,262
      General and administrative expenses.......               2,571            2,130            6,923            6,486
      Depreciation and amortization.............               1,460            1,143            3,462            3,397
                                                         -----------     ------------     ------------     ------------
          Total expenses........................              11,727            9,543           30,401           28,145
                                                         -----------     ------------     ------------     ------------

Income from operations..........................               4,313            7,017           10,480           19,840

Other income (expense):
  (Loss) gain on sale of assets....................            (653)              760            (350)              760
  Interest income..................................            1,489            1,798            4,322            5,190
  Interest expense.................................          (3,322)          (1,899)          (7,292)          (4,867)
Income before income taxes and minority interest in
   consolidated partnership........................            1,827            7,676            7,160           20,923
Provision for income taxes......................               (655)          (2,793)          (2,360)          (7,781)
                                                         -----------     ------------     ------------     ------------
Income before minority interest in consolidated
      partnership...............................               1,172            4,883            4,800           13,142
Minority interest in consolidated partnership...                (99)            (497)            (943)            (920)
                                                         -----------     ------------     ------------     ------------
Net income......................................         $     1,073     $      4,386     $      3,857     $     12,222
                                                         ===========     ============     ============     ============
Net income per share:
    Basic.......................................         $      0.05     $       0.22     $       0.20     $       0.62
                                                         ============    ============     ============     ============
    Diluted...................................           $      0.05     $       0.22     $       0.20     $       0.62
                                                         ============    ============     ============     ============
    Weighted average shares outstanding - basic               19,717           19,717           19,717           19,717
                                                         ===========     ============     ============     ============
    Weighted average shares outstanding - diluted             19,717           19,871           19,727           19,835
                                                         ===========     ============     ============     ============


                                               See accompanying notes.




                                                  CAPITAL SENIOR LIVING CORPORATION
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (in thousands)


                                                                                   Nine Months Ended September 30,
                                                                                   -------------------------------
                                                                                         2000                1999
                                                                                   ---------------    -------------
                                                                                      (Unaudited)        (Unaudited)

    Operating Activities

    Net income..........................................................        $       3,857       $     12,222
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization.................................                3,462              3,397
          Amortization of deferred financing charges....................                  252                474
          Loss (gain) on sale of assets.................................                  350              (760)
          Minority interest in consolidated partnership.................                  943                920
          Deferred tax expense..........................................                  648                303
          Deferred income from affiliates...............................                  705              1,120
          Deferred income...............................................                  231              (110)
          Changes in operating assets and liabilities, net of acquisition:
             Accounts receivable.......................................                   11               (628)
              Accounts receivable from affiliates.......................                4,277            (9,897)
              Interest receivable.......................................                 (173)           (1,144)
              Notes receivable..........................................                 (569)                --
              Prepaid expenses and other................................               (2,009)               226
              Other assets..............................................                 (615)           (1,322)
              Federal and state income taxes............................                1,766            (2,990)
              Accounts payable and accrued expenses.....................                2,179            (1,071)
              Customer deposits.........................................                  133                 29
                                                                                -------------       ------------
    Net cash provided by operating activities...........................               15,448                769
    Investing Activities

    Capital expenditures................................................               (1,845)           (1,607)
    Cash paid for acquisition, net of cash acquired of $2,060...........             (102,014)                --
    Proceeds from the sale of assets....................................                4,504              2,727
    Advances to affiliates..............................................              (11,556)          (25,002)
    (Investments in) distribution from limited partnership..............                 (472)               895
                                                                                -------------       ------------
    Net cash used in investing activities...............................             (111,383)          (22,987)
    Financing Activities

    Proceeds from notes payable and line of credit......................              125,248             56,873
    Repayment of notes payable..........................................              (27,744)          (47,700)
    Distributions to minority partners..................................               (3,063)             (216)
    Deferred loan charges paid..........................................               (3,636)             (686)
                                                                                -------------       ------------
    Net cash provided by financing activities...........................               90,805              8,271
                                                                                -------------       ------------

    Decrease in cash and cash equivalents...............................               (5,130)          (13,947)
    Cash and cash equivalents at beginning of period....................               32,988             35,827
                                                                                -------------       ------------
    Cash and cash equivalents at end of period..........................        $      27,858       $     21,880
                                                                                =============       ============

    Supplemental disclosures:
    Cash paid during the period for:
           Interest.....................................................        $       7,068       $      3,940
                                                                                =============       ============
           Income taxes.................................................        $         354       $     10,473
                                                                                =============       ============


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

The accompanying consolidated balance sheet, as of December 31, 1999, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 1999, and the accompanying unaudited consolidated financial statements, as of September 30, 2000 and 1999, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2000, results of operations for the three months and nine months ended September 30, 2000 and 1999, respectively, and cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results for the year ending December 31, 2000.

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

                        CAPITAL SENIOR LIVING CORPORATION

The following table sets forth the percentage ownership the Company has in each of the Triad Entities, the capital invested, information related to loans made by the Company to each Triad Entity and information on deferred income related to each Triad Entity (dollars in thousands):

                                                        Notes Receivable                        Deferred Income
                                       --------------------------------------------- ---------------------------------
                                                     Balance
                Ownership   Capital    Committed    September               Interest          Development   Management
    Entity      Interest   Investment    Amount     30, 2000     Maturity    Rate    Interest    Fees          Fees
    ------      --------   ----------    ------     --------     --------    ----    --------    ----          ----

 Triad Senior
  Living I, L.P.
  (Triad I)       19.0%      $3,000      $    --    $4,513(1)        --       8.0%    $ 251      $ 393        $ 114

 Triad Senior
  Living II,                                                    September
     L.P.         19.0         74        15,000       12,434     25, 2003    10.5       313        245           --
  (Triad II)

 Triad Senior
  Living III,                                                    February
     L.P.         19.0         143       15,000       10,703     8, 2004     10.5       268        456           --
 (Triad III)

 Triad Senior
  Living IV,                                                    December
     L.P.         19.0         143       10,000        6,130     30, 2003    10.5       175        120           --
  (Triad IV)

 Triad Senior
  Living V, L.P.                                                  June 30,
  (Triad V)       10.0         --        10,000        5,088       2004      12.0        58         92           --


 Triad Senior
  Living VI,                                                    October
     L.P.          5.0         --         3,000         34       1, 2004     12.0         6         --           --
  (Triad VI)


----------------------------
(1) Pursuant to operating deficit loan obligations.


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

The Company typically receives a development fee of 4% of project costs, as well as reimbursement of expenses and overhead not to exceed 4% of project costs. These fees are recorded over the term of the development project on a basis approximating the percentage of completion method. In addition, when properties become operational, the Company typically receives management fees in an amount equal to the greater of 5% of gross revenues or $5,000 per month per community, and other fees relating to lease up, plus overhead reimbursement not to exceed 1% of gross revenue.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share amounts):

                                                    Three Months Ended                     Nine Months Ended
                                                        September 30,                         September 30,
                                                 ---------------------------             --------------------
                                                    2000              1999               2000             1999
                                                 ---------         ---------          ---------        -------

        Net income                               $   1,073         $   4,386        $   3,857        $  12,222
        Weighted average shares outstanding
           -  basic                                 19,717            19,717           19,717           19,717
        Effect of dilutive securities:
           Employee stock options                       --               154               10              118
                                                 ---------         ---------        ---------        ---------
        Weighted average shares outstanding
           -  diluted                               19,717            19,871           19,727           19,835
                                                 =========         =========        =========        =========

        Basic earnings per share                 $    0.05         $    0.22        $    0.20        $    0.62
                                                 =========         =========        =========        =========
        Diluted earnings per share               $    0.05         $    0.22        $    0.20        $    0.62
                                                 =========         =========        =========        =========

Options to purchase 1.8 million shares of common stock at prices ranging from $3.63 to $13.50 per share were not included in the computation of diluted earnings per share for the three months ended September 30, 2000 because the average daily price of the common stock during the second quarter of fiscal 2000 did not exceed the exercise price of the options, and therefore, the effect would be antidilutive.

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

5.       ACQUISITION AND PENDING MERGER

On August 15, 2000, the Company completed its merger with ILM Senior Living, Inc. ("ILM") and the acquisition of the Villa Santa Barbara property interest held by ILM II Senior Living, Inc. ("ILM II"). This transaction resulted in the Company acquiring ownership of eight senior living communities with a capacity of approximately 1,300 residents. The Company had managed the ILM communities since 1996 pursuant to a management agreement with ILM. The Company will continue to manage the five remaining ILM II communities pursuant to its existing management agreement.

The merger was accounted for as a purchase and included total cash consideration for the eight communities of approximately $97.6 million, consisting of $87.5 million to the ILM shareholders and $10.1 million for ILM II's interest in the Villa Santa Barbara property. The consideration was agreed upon as the result of arm's-length negotiations between the parties to the merger and with ILM II. The Company also refinanced three of its existing communities in conjunction with the merger and repaid approximately $25.8 million of a $34.0 million line of credit with Bank One Texas, N.A., as agent, resulting in an amended loan facility of up to $9.0 million. GMAC Commercial Mortgage Corporation ("GMAC") provided approximately $102.0 million and Newman Financial Services, Inc.
provided approximately $20.0 million of financing for the merger and the refinancing. The balance of the merger consideration and amounts necessary for the refinancing came from the Company's existing cash resources. The GMAC loans are for a five-year term, payable monthly, bear interest at LIBOR plus a spread of 240 basis points and are amortized over a twenty-five year period. The Newman loans are for a two-year term, bear interest at LIBOR plus a spread of 550 basis points with interest due monthly and the principal due at the loan maturity date. The Company has not completed its analysis of this merger transaction and as such the purchase accounting information disclosed in this report should be considered preliminary. The following unaudited pro forma financial information combines the results of operations for the Company and ILM as if the acquisition had taken place at the beginning of fiscal 1999. The pro forma financial information is presented for informational purposes only and does not necessarily reflect the results of operations of Capital which would have actually resulted with ILM if the mergers occurred as of the dates indicated, or future results of operations of Capital.

                                                                     Nine months ended
                                                                         Sept. 30,
                                                                       2000        1999
                                                                     ---------  -------

                   Net sales                                       $   53,762  $   63,927
                   Net income                                           2,225      10,261
                   Net income per share - basic                    $     0.11  $     0.52
                   Net income per share - diluted                  $     0.11  $     0.52


As part of the above referenced transaction, the Company amended the partnership agreement for Triad Senior Living II, L.P. ("Triad II"), a partnership in which the Company owns a 19% interest, in order to allow the pledge as collateral for the Newman loans of such subsidiary's loans and interest in Triad II. The Company also purchased the $0.6 million loan held by Fleet National Bank ("Fleet") in which ILM II is the borrower. This loan is secured by the five communities owned by ILM II.

The Company is continuing discussions with various financing sources in order to obtain the capital required to complete the merger with ILM II. In addition, the Company and ILM II are discussing modifications of certain terms of the merger agreement. There can, however, be no assurance that such financing sources will be available on terms acceptable to the Company. As previously announced, on April 18, 2000, the Company reduced the merger consideration to the shareholders of ILM II to $67.6 million. The $10.1 million paid for ILM II's interest in the Villa Santa Barbara property is a part of this $67.6 million. The primary assets of ILM II are five senior living communities that have been managed by the Company under a management agreement since 1996. Under the amended merger agreement, ILM II will merge with and into a wholly owned subsidiary of the Company with the aggregate issued and outstanding shares of ILM II common stock receiving 100% of the merger consideration in cash. The merger is subject to certain other customary conditions including regulatory approvals. The Company filed a Current Report on Form 8-K on May 9, 2000, with a copy of the amendment to the amended merger agreement attached thereto.

                        CAPITAL SENIOR LIVING CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis addresses (i) the Company's results of operations for the three and nine months ended September 30, 2000 and 1999, respectively, and (ii) liquidity and capital resources of the Company and should be read in conjunction with the Company's consolidated financial statements contained elsewhere in this report.

The Company generates revenue from a variety of sources. For the three months ended September 30, 2000, the Company's revenue was derived as follows: 80.8% from the operation of nineteen owned senior living communities that are operated by the Company, including revenue from eight ILM communities acquired during the quarter; 6.4% from lease rentals for triple net leases of three skilled nursing communities and two physical rehabilitation centers owned by HealthCare
Properties L.P. ("HCP"); 5.1% from management fees arising from management services provided for eight affiliate owned senior living communities and seventeen third party owned senior living communities and 7.8% derived from development fees earned for managing the development and construction of new senior living communities for affiliated and unaffiliated third parties, including the Triad Entities.

For the nine months ended September 30, 2000, the Company's revenue was derived as follows: 81.3% from the operation of nineteen owned senior living communities; 7.5% from lease rentals for triple net leases of three skilled nursing communities and two physical rehabilitation centers owned by HCP; 6.1% from management fees arising from management services provided for eight affiliate owned senior living communities and seventeen third party owned senior living communities and 5.3% derived from development fees earned for managing the development and construction of new senior living communities for affiliated and unaffiliated third parties, including the Triad Entities.

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

The triple net leases extend through the year 2000 for two of its owned communities and through the year 2001 for three of its owned communities. The base payments under these leases are fixed and are not subject to change based upon the operating performance of these communities. Certain of these leases have additional rent based on operating performance. Following termination of the lease agreements (unless renewal options are utilized by the lessees), the Company may either convert and

                        CAPITAL SENIOR LIVING CORPORATION
            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

operate the communities as assisted living and Alzheimer's care communities, sell the communities or evaluate other alternatives.

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

The Company's development fees are generally based upon a percentage of construction costs and are earned over the period commencing with the initial development activities and ending with the opening of the community. As of September 30, 2000, development fees have been earned for services performed on 18 communities under development or expansion for third parties.

Results of Operations

The following table sets forth for the periods indicated, selected statements of income data in thousands of dollars and expressed as a percentage of total revenues.


                                               Three Months Ended                        Nine Months Ended
                                                   September 30,                            September 30,
                                            2000                1999                2000                   1999
                                     ------------------  ------------------  ------------------   -------------
                                         $          %        $         %          $         %          $          %
                                     ---------- -------- --------- --------- ---------- --------- ---------- -----------

  Revenues:
       Resident and healthcare        $ 12,955     80.8  $ 10,304      62.2    $33,220      81.3    $30,816      64.2
       revenue...................
       Rental and lease income...        1,032      6.4       993       6.0      3,054       7.5      3,188       6.6
       Unaffiliated management
       service revenue...........          523      3.3       641       3.9      1,783       4.4      1,983       4.1
       Affiliated management
       service revenue...........          285      1.8       113       0.7        690       1.7        341       0.7
       Unaffiliated development            106      0.7       355       2.1        476       1.2      1,202       2.5
       fees......................
       Affiliated development fees       1,139      7.1      4,154     25.1      1,658       4.1     10,455      21.8
                                     ---------  -----    ----      --- ----  ---------  --------  ---------   -------
           Total revenue.........       16,040    100.0    16,560     100.0     40,881     100.0     47,985     100.0

  Expenses:
       Operating expenses........        7,696     48.0     6,270      37.9     20,016      49.0     18,262      38.1
       General and administrative        2,571     16.0     2,130      12.9      6,923      16.9      6,486      13.5
          expenses...............
       Depreciation and
        amortization...........          1,460      9.1     1,143       6.9      3,462       8.5      3,397        7.1
                                        ------     ----     -----      ----     ------      ----     ------      -----
                   Total expenses       11,727     73.1     9,543      57.6     30,401      74.4     28,145      58.7
                                        ------     ----     -----      ----     ------      ----     ------      -----

  Income from operations ........        4,313     26.9     7,017      42.4     10,480      25.6     19,840      41.3

  Other income (expense):
       (Loss) gain on sales of            (653)     (4.1)     760       4.6      (350)     (0.9)        760       1.6
       assets....................
       Interest income...........        1,489      9.3     1,798      10.9      4,322      10.6      5,190      10.8
       Interest expense..........       (3,322)   (20.7)    1,899     (11.5)   (7,292)    (17.8)    (4,867)    (10.1)
                                        ------     ----     -----      ----     ------      ----     ------      -----
  Income before income taxes and
       minority interest in
       consolidated
       partnership...............        1,827     11.4     7,676      46.4      7,160      17.5     20,923      43.6
  Provision for income taxes.....        (655)    (4.1)   (2,793)    (16.9)    (2,360)     (5.8)    (7,781)    (16.2)
                                        ------     ----     -----      ----     ------      ----     ------      -----
  Income before minority interest
  in consolidated partnership....        1,172      7.3     4,883      29.5      4,800      11.7     13,142      27.4
  Minority interest in consolidated
        partnership..............         (99)    (0.6)     (497)     (3.0)      (943)     (2.3)      (920)     (1.9)
                                        ------     ----     -----      ----     ------      ----     ------      -----
  Net income.....................       $1,073      6.7    $4,386      26.5     $3,857       9.4   $ 12,222      25.5
                                        ======     ====    ======      ====     ======      ====   ========      ====


Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

Revenues. Total revenues were $16.0 million in the three months ended September 30, 2000 compared to $16.6 million for the three months ended September 30, 1999, representing a decrease of $0.6 million or 3.1%. This decrease in revenue is primarily the result of a $3.3 million decrease in development fee revenue offset by a $2.7 million increase in resident and healthcare revenue. The reduction in development fee revenue reflects the Company's strategic initiatives aimed at enhancing cash flows and discontinuing the use of joint ventures for future development. During the third quarter of fiscal 2000, the Company received development fee revenue on 14 communities compared to 42 communities in the third quarter of fiscal 1999. The increase in resident and healthcare revenue primarily reflects revenue from the eight former ILM communities the Company acquired during the third quarter of fiscal 2000. The decrease in unaffiliated management services revenue reflects the loss of management services revenue related to the ILM communities acquired. The increase in affiliated management services revenue reflects additional fees earned from the Triad Entities.

Expenses. Total expenses were $11.7 million in the third quarter of fiscal 2000 compared to $9.5 million in the third quarter of fiscal 1999, representing an increase of $2.2 million or 22.9%. This increase is due to an increase in operating expenses of $1.4 million, an increase in general and administrative expenses of $0.4 million and an increase in depreciation and amortization expense of $0.3 million. These increases are primarily due to operating and other costs associated with the eight former ILM communities acquired during the current quarter.

Other income and expense. Other income and expense decreased from a gain of $0.7 million in the third quarter of fiscal 1999 to a charge of $2.5 million in the third quarter of fiscal 2000. This $3.1 million reduction is the result of a $1.4 million increase in interest expense, a loss on the sale of two HCP properties in fiscal 2000 of $0.7 million compared to a gain on sale of one HCP property for $0.8 million in fiscal 1999 and a reduction in interest income of $0.3 million. The increased interest expense is the result of additional debt outstanding from the financing of the Company's ILM acquisition. Interest income decreased primarily as a result of a decrease in interest earned from the NHP notes due to the revaluation of the NHP notes in fiscal 1999.

Provision for income taxes. Provision for income taxes in the third quarter of fiscal 2000 was $0.7 million or 37.9% of taxable income, compared to $2.8 million or 38.9% of taxable income in the comparable quarter for 1999. The effective tax rates for the second quarter of 2000 and 1999 differ from the statutory tax rates because of state income taxes and permanent tax differences.

Minority interest. Minority interest decreased $0.4 million to $0.1 million primarily due to losses incurred by HCP on the sale of two properties during the third quarter of 2000 compared to a gain on sale of a property by HCP in the third quarter of fiscal 1999.

Net income. As a result of the foregoing factors, net income decreased $3.3 million to $1.1 million for the three months ended September 30, 2000, as compared to $4.4 million for the three months ended September 30, 1999.

Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

Revenues. For the nine months ended September 30, 2000, total revenues were $40.9 million compared to $48.0 million for the nine months ended September 30, 1999, representing a decrease of $7.1 million or 14.8%. This decrease in revenue is primarily the result of a $9.5 million decrease in development fee revenue offset by a $2.4 million increase in resident and healthcare revenue. The reduction in development fee revenue reflects the Company's strategic initiatives aimed at enhancing cash flows and discontinuing the use of joint ventures for future development. During the first nine months of fiscal 2000, the Company received development fee revenue on 18 communities compared to 46 communities in the first nine months of fiscal 1999. During the first nine months of fiscal 2000, resident and healthcare revenue increased primarily due to the acquisition of the eight ILM communities in the third quarter of fiscal 2000.

Expenses. Total expenses increased $2.3 million or 8.0% to $30.4 million in the first nine months of fiscal 2000 compared to $28.1 million in the first nine months of fiscal 1999. This increase primarily results from the operating and other costs associated with the eight former ILM communities acquired by the Company in the third quarter of fiscal 2000.

Other income and expense. Other income and expense decreased to a charge of $3.3 million in the nine months ended September 30, 2000 from a gain of $1.1 million in the nine months ended September 30, 1999. This decrease of $4.4 million is primarily due to an increase in interest expense of $2.4 million, a decrease in interest income of $0.9 million along with a net loss on sale of three properties in fiscal 2000 of $0.4 million compared to a gain on sale of $0.8 million in fiscal 1999. Interest expense increased as a result of the financing of the eight ILM communities acquired by the Company, along with slightly higher interest rates. Interest income decreased primarily as a result of a decrease in interest earned on the NHP notes.

Provision for income taxes. Provision for income taxes in the first nine months of fiscal 2000 was $2.4 million or 38.0% of taxable income, compared to $7.8 million or 38.9% of taxable income in the comparable period of fiscal 1999. The effective tax rates for the second quarter of 2000 and 1999 differ from the statutory tax rates because of state income taxes and permanent tax differences.

Net income. As a result of the foregoing factors, net income decreased $8.3 million to $3.9 million for the nine months ended September 30, 2000, as compared to $12.2 million for the nine months ended September 30, 1999.

Liquidity and Capital Resources

In addition to approximately $27.9 million of cash balances on hand as of September 30, 2000, the Company's principal source of liquidity is expected to be cash flows from operations. The Company expects its cash and cash equivalents along with its net income and cash flow from operations and proceeds from the sale of assets held for sale to be sufficient to fund its short-term working capital requirements. The Company's long-term capital requirements, primarily for acquisitions, development and other corporate initiatives, will be dependent on the Company's ability to access funds through the debt and/or equity markets. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet its long-term capital requirements.

The Company had net cash provided by operating activities of $15.4 million and $0.8 million in the first nine months of fiscal 2000 and 1999, respectively. In the first nine months of fiscal 2000, the net cash provided by operating activities was primarily derived from net income of $3.9 million, net non-cash charges of $6.6 million, a decrease in accounts and income tax receivable of $6.0 million and an increase in accounts payable and accrued expenses of $2.2 million, offset by an increase in prepaid expenses of $2.0 million, and an increase in notes receivable and other assets of $1.2 million. In the first nine months of fiscal 1999, cash from operating activities was primarily derived from net income of $12.2 million along with non-cash charges of $5.3 million, offset by increases in accounts and interest receivable of $11.7 million, an increase in other assets of $1.3 million, a decrease in federal and state income taxes payable of $3.0 million and a decrease in accounts payable and accrued expenses of $1.1 million.

The Company had net cash used in investing activities of $111.4 million and $23.0 million in the first nine months of fiscal 2000 and 1999, respectively. In the first nine months of fiscal 2000, the Company's net cash used in investing activities was primarily the result of cash paid for the acquisition of the eight ILM communities of $102.0 million, net of cash acquired, advances to the Triad Entities of $11.6 million, capital expenditures of $1.8 million and investments in limited partnerships of $0.5 million, offset by the proceeds from the sale of three of the HCP properties in the amount of $4.5 million. In the first nine months of fiscal 1999, the Company's net cash used in investing activities was primarily from advances to the Triad Entities of $25.0 million and capital expenditures of $1.6 million, offset by the proceeds from the sale of one community in the amount of $2.7 million and distributions from partnerships of $0.9 million.

The Company had net cash provided by financing activities of $90.8 million in first nine months of fiscal 2000, compared to net cash provided by financing activities of $8.3 million in the comparable period of fiscal 1999. For the first nine months of fiscal 2000, net cash provided by financing activities was primarily the result of increases in notes payable, net of note payments, of $97.5 million which primarily resulted from the financing of the Company's acquisition of eight ILM communities offset by distributions to minority partners of $3.1 million and deferred loan charges paid of $3.6 million. For the first nine months of fiscal 1999, net cash provided by financing activities was the result of increases in notes payable, net of note payments, of $9.1 million offset by distributions to minority partners and deferred loan charges paid of $0.9 million.

The Company derives the benefits and bears the risks attendant to the communities it owns. The cash flows and profitability of owned communities depends on the operating results of such communities and are subject to certain risks of ownership, including the need for capital expenditures, financing and other risks such as those relating to environmental matters.

The cash flows and profitability of the HCP's owned communities that are leased to third parties depend on the ability of the lessee to make timely lease payments. Four of these properties had been leased until the year 2001 to HealthSouth Rehabilitation Corp. ("HealthSouth"), which provides acute spinal injury intermediate care at the property, which is still operating. In August 1999, HealthSouth agreed to transfer control of two of these communities, both of which had been closed since 1997, to HCP. HealthSouth agreed, however, to continue making its full lease payments to HCP. In the third quarter of fiscal 1999, the main campus of one property was sold for $2.7 million, resulting in a gain from sale of approximately $0.8 million. Two small facilities not adjacent to the main campus and the other community were marketed for sale. During the first quarter of fiscal 2000, HCP sold the third of these communities to HealthSouth for $2.3 million, resulting in a gain of approximately $0.3 million. During the Company's third fiscal quarter the Company sold one community and one of the small facilities owned by HCP for $2.2 million, resulting in a combined net loss on sale of $0.7 million. While HealthSouth has shut down its remaining property, effective April 1, 2000, it continues to make full lease payments for all four properties. Except for three participation payments owed by one lessee, HCP's other lessees are current in their lease obligations. However, two lessees and their parent companies have filed for Chapter 11 bankruptcy in the United States Bankruptcy Court for the district of Delaware. At this time, it is uncertain if bankruptcy protection would disrupt future payments of lease obligations. Following termination of these leases, unless otherwise extended, the Company will either convert and operate the communities as assisted living and Alzheimer's care communities, attempt to sell the communities or evaluate other alternatives. HCP currently operates one of its communities.

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

The chart below sets forth  information  about  Company  loans made to the Triad
Entities and financings from institutional lenders obtained by the Triad Entities (dollars in thousands):

                                Notes Receivable                              Construction Loan Facilities
                  ---------------------------------------------------  ----------------------------------------------
                                 Balance
                  Committed     Sept. 30,                    Interest
    Entity          Amount         2000         Maturity      Rate     Amount           Type             Lender
    ------          ------         ----         --------      ----     ------           ----             ------

Triad Senior
 Living I, L.P.                                                       $50,000      construction,      Bank One GMAC
   (Triad I)       $   --       $ 4,513(1)         --         8.0%    $50,000         take-out


 Triad Senior
 Living II, L.P.                              September 25,                         construction,           Key
  (Triad II)       $15,000       $12,434          2003        10.5%   $26,800        mini-perm            Bank


 Triad Senior
  Living III,                                 February 8,                          construction,        Guaranty
     L.P.          $15,000       $10,703          2004        10.5%   $56,300        mini-perm           Federal
  (Triad III)

Triad Senior
 Living IV, L.P.                               December 30,                         construction,         Compass
  (Triad IV)       $10,000       $ 6,130          2003        10.5%   $18,600        mini-perm            Bank

Triad Senior
 Living V, L.P.                                                                     construction,         Bank of
   (Triad V)       $10,000       $ 5,088     June 30, 2004    12.0%   $27,000        mini-perm           America

Triad Senior
 Living VI, L.P.                                October 1,
  (Triad VI)        $ 3,000        $ 34           2004        12.0%   $  --              --                --


(1) Pursuant to operating deficit loan obligations.


ACQUISITION AND PENDING MERGER

On August 15, 2000, the Company completed its merger with ILM Senior Living, Inc. ("ILM") and the acquisition of the Villa Santa Barbara property interest held by ILM II Senior Living, Inc. ("ILM II"). This transaction resulted in the Company acquiring ownership of eight senior living communities with a capacity of approximately 1,300 residents. The Company had managed the ILM communities since 1996 pursuant to a management agreement with ILM. The Company will continue to manage the five remaining ILM II communities pursuant to its existing management agreement.

The merger was accounted for as a purchase and included total cash consideration for the eight communities of approximately $97.6 million, consisting of $87.5 million to the ILM shareholders and $10.1 million for ILM II's interest in the Villa Santa Barbara property. The consideration was agreed upon as the result of arm's-length negotiations between the parties to the merger and with ILM II. The Company also refinanced three of its existing communities in conjunction with the merger and repaid approximately $25.8 million of a $34.0 million line of credit with Bank One Texas, N.A., as agent, resulting in an amended loan facility of up to $9.0 million. GMAC Commercial Mortgage Corporation ("GMAC") provided approximately $102.0 million and Newman Financial Services, Inc.
provided approximately $20.0 million of financing for the merger and the refinancing. The balance of the merger consideration and amounts necessary for the refinancing came from the Company's existing cash resources. The GMAC loans are for a five-year term, payable monthly, bear interest at LIBOR plus a spread of 240 basis points and are amortized over a twenty-five year period. The Newman loans are for a two-year term, bear interest at LIBOR plus a spread of 550 basis points with interest due monthly and the principal due at the loan maturity date. The Company has not completed its analysis of this merger transaction and as such the purchase accounting information disclosed in this report should be considered preliminary.

As part of the above referenced transaction, the Company amended the partnership agreement for Triad Senior Living II, L.P. ("Triad II"), a partnership in which the Company owns a 19% interest, in order to allow the pledge as collateral for the Newman loans of such subsidiary's loans and interest in Triad II. The Company also purchased the $0.6 million loan held by Fleet National Bank ("Fleet") in which ILM II is the borrower. This loan is secured by the five communities owned by ILM II.

The Company is continuing discussions with various financing sources in order to obtain the capital required to complete the merger with ILM II. In addition, the Company and ILM II are discussing the modifications of certain terms of the merger agreement. There can, however, be no assurance that such financing sources will be available on terms acceptable to the Company. As previously announced, on April 18, 2000, the Company reduced the merger consideration to the shareholders of ILM II to $67.6 million. The $10.1 million paid for ILM II's interest in the Villa Santa Barbara property is a part of this $67.6 million. The primary assets of ILM II are five senior living communities that have been managed by the Company under a management agreement since 1996. Under the amended merger agreement, ILM II will merge with and into a wholly owned direct subsidiary of the Company with the aggregate issued and outstanding shares of ILM II common stock receiving 100% of the merger consideration in cash. The merger is subject to certain other customary conditions including regulatory approvals. The Company a Current Report on filed Form 8-K on May 9, 2000, with a copy of the amendment to the amended merger agreement attached thereto.

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

                        CAPITAL SENIOR LIVING CORPORATION

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk is exposure to changes in interest rates on debt instruments. As of September 30, 2000 the Company had $191.1 million in outstanding debt comprised of various fixed and variable rate debt instruments of $60.9 million and $130.2 million, respectively.

Changes in interest rates would affect the fair market value of the Company's fixed rate debt instruments but would not have an impact on the Company's earnings or cash flows. Fluctuations in interest rates on the Company's variable rate debt instruments, which are tied to either the LIBOR or the prime rate, would affect the Company's earnings and cash flows but would not affect the fair market value of the variable rate debt. For each percentage point change in interest rates the Company's annual interest expense would increase by approximately $1.3 million based on its current outstanding variable debt. The Company is planning to convert a portion of its variable rate loans to fixed rate debt during fiscal 2001.

                        CAPITAL SENIOR LIVING CORPORATION
                          OTHER INFORMATION (continued)
                               OTHER INFORMNATION

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

                  Not Applicable

Item 5.       OTHER INFORMATION

                  Not Applicable

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

                  (A)      Exhibits:

                                    27.1Financial Data Schedule

                  (B)      Reports on Form 8-K

(i)                                 The  Registrant  filed a report on Form 8-K,
                                    dated   August   30,   2000  to  report  the
                                    completion  of  the  merger  of  ILM  Senior
                                    Living,  Inc.  with and into Capital  Senior
                                    Living ILM-A, Inc. pursuant to the Amended and Restated Agreement and Plan of Merger, dated as of October 19, 1999, as amended by and among the Company and ILM.

(ii) The Registrant filed a report on Form 8-K/A, dated October 30, 2000 to provide the financial data related to the consummation of the merger of ILM Senior Living, Inc.
                                    with and into Capital  Senior  Living ILM-A,
                                    Inc.  pursuant to the  Amended and  Restated
                                    Agreement and Plan of Merger, dated as of October 19, 1999, as amended by and among the Company and ILM.

(iii) The Registrant filed an amendment to a report on Form 8-K/A, dated November 9, 2000, to amend certain items of disclosure contained in the financial statements, and the notes thereto, in a report on Form 8-K/A, dated October 30, 2000.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capital Senior Living Corporation
(Registrant)


By: /s/ Ralph A. Beattie
   -----------------------------
     Ralph A. Beattie
     Executive Vice President and Chief Financial Officer
     (Principal Financial Officer and Duly Authorized Officer)

Date:    November 13, 2000