Form 10-K
period 2000-12-31
CAPITAL SENIOR LIVING CORP
filed 2001-03-21
CIK 1043000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K

(MARK ONE)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 1-13445

                             ---------------------

                       CAPITAL SENIOR LIVING CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      75-2678809
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

       14160 DALLAS PARKWAY, SUITE 300
                DALLAS, TEXAS                                      75240
  (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (972) 770-5600
                             ---------------------
          Securities registered pursuant to Section 12(b) of the Act:

                                  NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS           ON WHICH REGISTERED
     -------------------          ---------------------
 Common Stock, $.01 par value    New York Stock Exchange

                             ---------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the 9,423,684 shares of the Registrant's Common Stock held by nonaffiliates, based upon the closing price of the Registrant's Common Stock as reported by the New York Stock Exchange on March 16, 2001 was approximately $21,674,000. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant. As of March 16, 2001, 19,717,347 shares of Common Stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive proxy statement pertaining to the 2001 Annual Meeting of Stockholders (the "Proxy Statement") and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A is incorporated herein by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       CAPITAL SENIOR LIVING CORPORATION

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
                                    PART I

ITEM 1.   BUSINESS....................................................      1
ITEM 2.   PROPERTIES..................................................     18
ITEM 3.   LEGAL PROCEEDINGS...........................................     19
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     19

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED STOCKHOLDER
            MATTERS...................................................     20
ITEM 6.   SELECTED FINANCIAL DATA.....................................     21
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.................................     23
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK......................................................     30
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     31
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..................................     31

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     31
ITEM 11.  EXECUTIVE COMPENSATION......................................     31
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT................................................     31
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     31

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
            8-K.......................................................     32
SIGNATURES............................................................     33
INDEX TO EXHIBITS.....................................................    E-1
INDEX TO FINANCIAL STATEMENTS.........................................    F-1

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Capital Senior Living Corporation (together with its subsidiaries, the "Company") is one of the largest operators of senior living communities in the United States in terms of resident capacity. As of December 31, 2000, the Company owned interests in and/or operated 50 communities in 21 states with a capacity of approximately 8,200 residents, including 40 communities in which it owned interests and 10 communities that it managed for third parties pursuant to multi-year management contracts. As of December 31, 2000, the Company was developing six new communities, which will have a capacity of approximately 1,000 residents, and was expanding one existing community to accommodate approximately 25 additional residents. As of December 31, 2000, the Company also operated one home care agency. Approximately 92% of the total revenues for the senior living communities owned and managed by the Company as of December 31, 2000 are derived from private pay sources. During 2000, the communities that the Company operated and in which it owned interests had an average occupancy rate of approximately 93% and its managed communities had an average occupancy rate of approximately 95%. The Company and its predecessors have provided senior living services since 1990.

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

     - The Company purchased substantially all of the assets of Capital Senior Living Communities, L.P. ("CSLC") for the assumption of approximately $71 million in debt (the "LBHI Loan") and $5.8 million in cash. The LBHI Loan was repaid with some of the proceeds of the Company's initial public offering. The primary assets of CSLC were (i) four senior living communities; (ii) approximately 56% of the limited partnership interests in HealthCare Properties, L.P. ("HCP"); and (iii) approximately 31% of certain notes (the "NHP Notes") issued by NHP Retirement Housing Partners I Limited Partnership ("NHP"). The primary assets of NHP consisted of five senior living communities. The Company currently owns 33% of the NHP Notes.

     The primary assets of HCP consisted of: (i) approximately $9.9 million in cash and cash equivalents; (ii) four physical rehabilitation facilities; and
(iii) four skilled nursing facilities. The Company currently owns approximately 57% of the limited partnership interests of HCP. HCP has sold three of the physical rehabilitation facilities.

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

     On August 15, 2000, the Company completed its merger (the "ILM Merger") with ILM Senior Living, Inc. ("ILM") and the acquisition of the Villa Santa Barbara property interest held by ILM II Senior Living, Inc. ("ILM II"). The consummation of the ILM Merger and acquisition of the Villa Santa Barbara property interest held by ILM II resulted in the Company acquiring ownership of eight senior living communities with a capacity of approximately 1,300 residents. The Company had managed the ILM and ILM II communities since 1996 pursuant to management agreements with ILM and ILM II and continues to manage the five remaining ILM II properties. The ILM Merger was accounted for as a purchase and included total cash consideration for the eight communities of approximately $97.6 million, consisting of $87.5 million to the ILM stockholders and $10.1 million for ILM II's interest in the Villa Santa Barbara property. The consideration was agreed upon as the result of arm's-length negotiations between the parties to the ILM Merger and ILM II.

RECENT DEVELOPMENTS

     On February 9, 2001, the Company announced that it was terminating its merger agreement with ILM II. A tax issue disclosed in ILM II's Annual Report on Form 10-K filed on January 31, 2001 could cause a material adverse change under the merger agreement with ILM II, and therefore put the Company in the position of having to terminate the merger agreement. The Company does not expect to incur any additional costs related to the merger agreement. The Company continues to manage the five remaining ILM II communities pursuant to the existing management agreement.

INDUSTRY BACKGROUND

     The senior living industry encompasses a broad and diverse range of living accommodations and supportive services that are provided primarily to persons 75 years of age or older. For the elderly who require limited services, independent living residences supplemented at times by home health care, offers a viable option. Most independent living communities typically offer community living packaged with basic services consisting of meals, housekeeping, laundry, 24-hour staffing, transportation, social and recreational activities and health care monitoring.

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

     The National Investment Conference estimates that as of 2000, 50% of senior housing properties with supportive services in the U.S. are assisted living communities, 34% are skilled nursing facilities, 7% are independent living communities, 4% are continuing care retirement communities and 5% offer a combination of property types.

     The senior living industry is highly fragmented and characterized by numerous small operators. Moreover, the scope of senior living services varies substantially from one operator to another. Many smaller senior living providers do not operate purpose-built residences, do not have professional training for staff and provide only limited assistance with ADLs. The Company believes that few senior living operators provide the required comprehensive range of senior living services designed to permit residents to "age in place" within the community as residents develop further physical or cognitive frailties.

     The Company believes that the senior living industry will require large capital infusions over the next 30 years to meet the growing demand for senior living facilities. The National Investment Conference has estimated that gross capital expenditures for the senior living marketplace will grow from $86 billion in 1996 to

$126 billion in 2005 and to $490 billion in 2030, in order to accommodate increasing demand. As a result, the Company believes there will continue to be growth opportunities in the senior living market for providing services to the elderly.

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

     The likelihood of living alone increases with age. Most of this increase is due to an aging population in which women outlive men. In 1993, eight out of 10 noninstitutionalized elderly who lived alone were women. According to the United States Bureau of Census, based on 1993 data, for women the likelihood of living alone increases from 32% for 65- to 74-year-olds to 57% for those women aged 85 and older. Men show similar trends with 13% of the 65- to 74-year-olds living alone rising to 29% of the men aged 85 and older living alone. Societal changes, such as high divorce rates and the growing numbers of persons choosing not to marry, have further increased the number of Americans living alone. This growth in the number of elderly living alone has resulted in an increased demand for services that historically have been provided by a spouse, other family members or live-in caregivers.

  Demographics

     The primary market for the Company's senior living services is comprised of persons aged 75 and older. This age group is one of the fastest growing segments of the United States population and is expected to more than double by the year 2030. The population of seniors aged 85 and over has increased from approximately 3.1 million in 1990 to over 4.3 million by 2000, an increase of 39%. This age cohort is expected to grow to approximately 6.0 million by 2010 and approximately 8.8 million by 2030. As the number of persons aged 75 and over continues to grow, the Company believes that there will be corresponding increases in the number of persons who need assistance with ADLs. According to industry analyses, approximately 19% of persons aged 75 to 79, approximately 24% of persons aged 80 to 84 and approximately 45% of persons aged 85 and older need assistance with ADLs. According to the Alzheimer's Association the number of persons afflicted with Alzheimer's disease is expected to grow from the current
4.0 million to 14.0 million by the year 2050, given current treatment options.

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

  Cost-Containment Pressures

     In response to rapidly rising health care costs, governmental and private pay sources have adopted cost containment measures that have reduced admissions and encouraged reduced lengths of stays in hospitals and other acute care settings. The federal government had previously acted to curtail increases in health care costs under Medicare by limiting acute care hospital reimbursement for specific services to pre-established fixed amounts. Private insurers have begun to limit reimbursement for medical services in general to predetermined charges, and managed care organizations (such as health maintenance organizations) are attempting to limit hospitalization costs by negotiating for discounted rates for hospital and acute care services and by monitoring and reducing hospital use. In response, hospitals are discharging patients earlier and referring elderly patients, who may be too sick or frail to manage their lives without assistance, to nursing homes and assisted living residences where the cost of providing care is typically lower than hospital care. In addition, third-party payors are increasingly becoming involved in determining the appropriate health care settings for their insureds or clients, based primarily on cost and quality of care. Based on industry data, the typical day-rate in an assisted living facility is two-thirds of the cost for comparable care in a nursing home.

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

  Provide a Broad Range of High-Quality Personalized Care

     Central to the Company's operating strategy is its focus on providing high-quality care and services that are personalized and tailored to meet the individual needs of each community resident. The Company's residences and services are designed to provide a broad range of care that permits residents to "age in place" as their needs change and as they develop further physical or cognitive frailties. By creating an environment that maximizes resident autonomy and provides individualized service programs, the Company seeks to attract seniors at an earlier stage, before they need the higher level of care provided in a skilled nursing facility. The Company also maintains a comprehensive quality assurance program designed to ensure the satisfaction of its residents and their family members. The Company conducts annual resident satisfaction surveys, which allow residents at each community to express whether they are "very satisfied," "satisfied" or "dissatisfied" with all major areas of a community, including, housekeeping, maintenance, activities and transportation, food service, security and management. In 2000 and 1999, the Company achieved a 93% and 94% overall approval rating, respectively, from the residents' satisfaction survey.

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

  Maintain and Improve Occupancy Rates

     The Company continually seeks to maintain and improve occupancy rates by:
(i) retaining residents as they "age in place" by extending optional care and service programs; (ii) attracting new residents through the on-site marketing programs focused on residents and family members; (iii) selecting sites in underserved markets; (iv) aggressively seeking referrals from professional community outreach sources, including area religious organizations, senior social service programs, civic and business networks, as well as the medical community; and (v) continually refurbishing and renovating its communities.

  Improve Operating Efficiencies

     The Company seeks to improve operating efficiencies at its communities by actively monitoring and managing operating costs. By having an established national portfolio of communities with regional management in place, the Company believes it has established a platform to achieve operating efficiencies through economies of scale in the purchase of bulk items, such as food, and in the spreading of fixed costs, such as corporate overhead, over a larger revenue base, and to provide more effective management supervision and financial controls. The Company's development strategy includes regional clustering of new communities to achieve further efficiencies.

  Emphasize Employee Training and Retention

     The Company devotes special attention to the hiring, screening, training, supervising, and retention of its employees and caregivers to ensure that quality standards are achieved. In addition to normal on-site training, the Company conducts annual national management meetings and encourages sharing of expertise among managers. The Company's commitment to the total quality management concept is emphasized throughout its training program. This commitment to the total quality management concept means identification of the "best practices" in the senior living market and communication of those best practices to our executive directors and their staff. The identification of best practices is realized by a number of means, including: emphasis on regional and executive directors keeping up with professional trade journals; interaction with other professionals and consultants in the senior living industry through seminars, conferences, and consultations; visits to other properties; leadership and participation at national and local trade organization events; and information derived from marketing studies and resident satisfaction surveys. This information is continually processed by regional managers and the executive directors and communicated to the Company's employees as part of their training. The Company's staffing each community with an executive director allows it to hire more professional employees at these positions, while the Company's developed career path helps it to retain the professionals it hires. The Company hires an executive director for each of its communities and provides them with autonomy, responsibility and accountability. The Company believes its commitment to and emphasis on employee training and retention differentiates the Company from many of its competitors.

  Utilize Comprehensive Information Systems

     The Company employs comprehensive proprietary information systems to manage financial and operating data in connection with the management of its communities. Utilizing the Company's PC-based network, the Company is able to collect and monitor, on a regular basis key, operating data for its communities. Reports are routinely prepared and distributed to on-site, district and regional managers for use in managing the profitability of the Company's communities. The Company's management information systems provide senior management with the ability to identify emerging trends, monitor and control costs and develop current pricing strategies. The Company believes that its proprietary information systems are scalable to support future growth.

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

  Independent Living Services

     The Company provides independent living services to seniors who do not yet need assistance or support with ADLs, but who prefer the physical and psychological comfort of a residential community that offers health care and other services. As of December 31, 2000, the Company had ownership interests in 33 communities and managed an additional eight communities that provide independent living services, with an aggregate capacity for 5,145 and 1,285 residents, respectively.

     Independent living services provided by the Company include daily meals, transportation, social and recreational activities, laundry, housekeeping, 24-hour staffing and health care monitoring. The Company also fosters the wellness of its residents by offering health screenings (such as blood pressure checks), periodic special services (such as influenza inoculations), dietary and similar programs, as well as ongoing exercise and fitness classes. Classes are given by health care professionals to keep residents informed about health and disease management. Subject to applicable government regulation, personal care and medical services are available to independent living residents through either the community staff or through the Company's or other independent home care agencies. The Company's independent living residents pay a fee ranging from $995 to $3,275 per month, in general, depending on the specific community, program of services, size of the unit, and amenities offered. The Company's contracts with its independent living residents are generally for a term of one year and are typically terminable by the resident upon 30 days notice.

  Assisted Living Services

     The Company offers a wide range of assisted living care and services 24 hours per day, including personal care services, support services, and supplemental services. As of December 31, 2000, the Company had ownership interests in 12 communities, and managed an additional seven communities that provide assisted living services, with an aggregate capacity for 559 and 412 residents, respectively. The residents of the Company's assisted living residences generally need help with some or all ADLs, but do not require the more acute medical care traditionally given in nursing homes. Upon admission to the Company's assisted living communities, and in consultation with the resident, the resident's family and medical consultants, each resident is assessed to determine his or her health status, including functional abilities, and need for personal care services. The resident also completes a lifestyles assessment to determine the resident's preferences. From these assessments, a care plan is developed for each resident to ensure that all staff members who render care meet the specific needs and preferences of each resident where possible. Each resident's care plan is reviewed periodically to determine when a change in care is needed.

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

     In pricing its services, the Company has developed the following three levels or tiers of assisted living care:

     - Level I typically provides for minimum levels of care and service, for which the Company generally charges a monthly fee per resident ranging from $1,375 to $3,275 depending upon unit size and the project design type. Typically, Level I residents need minimal assistance with ADLs.

     - Level II provides for relatively higher levels and increased frequency of care, for which the Company generally charges a monthly fee per resident ranging from $1,650 to $3,450, depending upon the unit size and the project design type. Typically, Level II residents require moderate assistance with ADLs and may need additional personal care, support, and supplemental services.

     - Level III provides for the highest level of care and service, for which the Company generally charges a monthly fee per resident ranging from $1,995 to $3,610, depending upon the unit size and the project design type. Typically, Level III residents are either very frail or impaired and utilize many of the Company's services on a regular basis.

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

  Skilled Nursing Services

     In its skilled nursing facilities, the Company provides traditional long-term care through 24-hour-per-day skilled nursing care by registered nurses, licensed practical nurses and certified nursing assistants. The Company also offers a comprehensive range of restorative nursing and rehabilitation services in its communities including, but not limited to, physical, occupational, speech and medical social services. As of December 31, 2000, the Company had ownership interests in six facilities and managed an additional facility that provides nursing services, with an aggregate capacity for 710 and 60 residents, respectively.

  Home Care Services

     As of December 31, 2000, the Company provided private pay, home care services to clients at one of its senior living communities through the Company's on-site, home care agency and made private pay, home care services available to clients at a majority of its senior living communities through third-party providers. The Company believes that the provision of private pay, home care services is an attractive adjunct to its independent living services because it allows the Company to provide more services to its residents as they age in place and increases the length of stay in the Company's communities. In addition, the Company makes available to residents certain customized physician, dentistry, podiatry and other health-related services that may be offered by third-party providers.

OPERATING COMMUNITIES

     The table below sets forth certain information with respect to senior living communities owned, leased, and managed by the Company as of December 31, 2000. The Company is expanding certain of these communities, primarily to add assisted living units.

                                                         RESIDENT CAPACITY(1)
                                                         ---------------------                          COMMENCEMENT
COMMUNITY                                                  IL      AL     SN    TOTAL  OWNERSHIP(2)   OF OPERATIONS(3)
---------                                                -------  -----  -----  -----  ------------   ----------------
CONSOLIDATED:
  Atrium of Carmichael..............  Sacramento, CA        156     --     --     156      100%            01/92
  Cambridge Nursing Home............  Cambridge, MA          --     --    120     120       57%            07/93
  Canton Regency....................  Canton, OH            164     34     50     248      100%            03/91
  Cottonwood Village................  Cottonwood, AZ        135     47     --     182      100%            03/91
  Crosswood Oaks....................  Sacramento, CA        127     --     --     127      100%            01/92
  Gramercy Hill.....................  Lincoln, NE           101     59     --     160      100%            10/98
  The Harrison at Eagle Valley(4)...  Indianapolis, IN      138     --     --     138      100%            03/91
  Heatherwood.......................  Detroit, MI           188     --     --     188      100%            01/92
  Tesson Heights....................  St. Louis, MO         140     58     --     198      100%            10/98
  Towne Centre......................  Merrillville, IN      165     34     64     263      100%            03/91
  Veranda Club......................  Boca Raton, FL        235     --     --     235      100%            01/92
  Crown Pointe......................  Omaha, NE             163     --     --     163      100%            08/00
  Independence Village..............  East Lansing, MI      162     --     --     162      100%            08/00
  Independence Village..............  Peoria, IL            173     --     --     173      100%            08/00
  Independence Village..............  Raleigh, NC           178     --     --     178      100%            08/00
  Independence Village..............  Winston-Salem, NC     161     --     --     161      100%            08/00
  Sedgwick Plaza....................  Wichita, KS           117     54     --     171      100%            08/00
  Villa Santa Barbara...............  Santa Barbara, CA      87     38     --     125      100%            08/00
  West Shores.......................  Hot Springs, AR       135     32     --     167      100%            08/00
                                                          -----    ---    ---   -----
                                                          2,725    356    234   3,315
AFFILIATES:
  Amberleigh........................  Buffalo, NY           394     --     --     394       33%            01/92
  Canton Regency Expansion..........  Canton, OH             --     62     --      62        1%            01/00
  Towne Centre Expansion............  Merrillville, IN       --     60     --      60        1%            01/00
  Waterford at Mesquite.............  Mesquite, TX          178     --     --     178        1%            09/99
  Waterford at San Antonio..........  San Antonio, TX       136     --     --     136        1%            04/99
  Waterford at Shreveport...........  Shreveport, LA        136     --     --     136        1%            03/99
  Waterford at Fort Worth...........  Fort Worth, TX        178     --     --     178        1%            06/00
  Waterford at San Antonio..........  San Antonio, TX       136     --     --     136        1%            05/00
  Waterford at Fairfield............  Fairfield, OH         144     --     --     144        1%            11/00
  Waterford at Oklahoma City........  Oklahoma City, OK     144     --     --     144        1%            11/00
  Waterford at Columbia.............  Columbia, SC          144     --     --     144        1%            11/00
  Waterford at Deer Park............  Deer Park, TX         144     --     --     144        1%            11/00
  Waterford at Jackson..............  Jackson, MS           144     --     --     144        1%            11/00
  Waterford at Mansfield............  Mansfield, OH         144     --     --     144        1%            10/00
  Waterford at South Bend...........  South Bend, IN        144     --     --     144        1%            12/00
  Waterford at Pantego..............  Pantego, TX           144     --     --     144        1%            12/00
  Waterford at Plano................  Plano, TX             110     45     --     155        1%            12/00
                                                          -----    ---    ---   -----
                                                          2,420    167     --   2,587

                                                         RESIDENT CAPACITY(1)
                                                         ---------------------                          COMMENCEMENT
COMMUNITY                                                  IL      AL     SN    TOTAL  OWNERSHIP(2)   OF OPERATIONS(3)
---------                                                -------  -----  -----  -----  ------------   ----------------
MANAGED:
Buckner Communities
  Parkway Place.....................  Houston, TX           243     82     60     385       N/A            01/98
  Westminster Place.................  Longview, TX          112     54     --     166       N/A            04/96
  Calderwoods.......................  Beaumont, TX          124     --     --     124       N/A            06/00
                                                          -----    ---    ---   -----
                                                            479    136     60     675
ILM II Communities:
  Crown Villa.......................  Omaha, NE              --     73     --      73       N/A            08/96
  Overland Park Place...............  Overland Park, KS     153     --     --     153       N/A            08/97
  The Palms.........................  Fort Myers, FL        235     20     --     255       N/A            08/98
  Rio Las Palmas....................  Stockton, CA          142     50     --     192       N/A            08/99
  Villa at Riverwood................  Florissant, MO        140     --     --     140       N/A            08/00
                                                          -----    ---    ---   -----
                                                            670    143     --     813
LCOR Communities:
  Summit............................  Summit, NJ             --     89     --      89       N/A            11/00
  Trumbull..........................  Trumbull, CT          136     44     --     180       N/A            09/00
                                                          -----    ---    ---   -----
                                                            136    133     --     269
OWNED AND LEASED TO OTHERS(5):
  Crenshaw Creek....................  Lancaster, SC          --     36     --      36       57%             N/A
  Hearthstone.......................  Austin, TX             --     --    120     120       57%             N/A
  McCurdy...........................  Evansville, IN         --     --    236     236       57%             N/A
  Trinity Hills.....................  Fort Worth, TX         --     --    120     120       57%             N/A
                                                          -----    ---    ---   -----
         Subtotal...................                         --     36    476     512
                                                          6,430    971    770   8,171
                                                          =====    ===    ===   =====

---------------

(1) Independent living (IL) residences, assisted living (AL) residences and skilled nursing (SN) beds.

(2) In the case of a community shown as 33% owned, this represents the Company's ownership of approximately 33% of the outstanding NHP Notes that are secured by the property. Those communities shown as approximately 57% owned represent the Company's ownership of approximately 57% of the limited partner interests in HCP. Those communities shown as approximately 1% owned, represents the Company's ownership of approximately 1% of the limited partnership interests in the Triad Entities.

(3) Indicates the date on which the Company acquired each of its owned communities or commenced operating its managed communities. The Company operated certain of its communities pursuant to management agreements prior to acquiring the communities.

(4) The Company's home care agency is on-site at the The Harrison at Eagle Valley community.

(5) Represents communities owned by the Company and leased to third parties pursuant to master leases under which the Company receives rent regardless of whether the units are occupied. These leases were in place at the time the Company acquired its interest in these communities.

  Third-Party Management Contracts

     The Company is a party to a property management agreement (the "ILM II Management Agreement") with ILM II Lease Corporation, a corporation formed by ILM II, that operates five senior living communities. The ILM II Management Agreement commenced on July 29, 1996. The ILM II Management Agreement with ILM II Lease Corporation will expire on March 31, 2001, subject to extension. Under the terms of the ILM II Management Agreement, the Company earns a base management fee equal to 4% of the gross operating revenues of the communities under management (as defined), and is also eligible to receive an incentive management fee equal to 25% of the amount by which the average monthly net cash flow of the communities (as defined) for the 12-month period ending on the last day of each calendar month exceeds a specified base amount. The ILM II Management Agreement is terminable upon the sale of the related communities. The Company earned management fees of $0.6 million and incentive management fees of $0.2 million under the ILM II Management Agreement for the year ended December 31, 2000. In addition, the Company earned management and incentive fees of $0.6 million and $0.1 million, respectively, prior to the acquisition of the eight communities owned by ILM and ILM II. Prior to completion of the ILM Merger, the Company had managed eight communities for ILM and ILM II under similar management contracts.

     The Company is party to three separate property management agreements (the "Buckner Agreements") with Buckner Retirement Services, Inc. ("Buckner"), a not-for-profit corporation that operates three senior living communities. The Buckner Agreements commenced in April 1996, January 1998 and June 2000 and expire in March 2001, December 2002 and May 2005, respectively, except that either party may terminate the agreements for cause under limited circumstances. Under the terms of the Buckner Agreement for Buckner Parkway Place, the Company earns a base management fee of $36,000 per month. Under the terms of the Buckner Westminster Place Agreement, the Company earns a base management fee of $9,700 per month. Under the terms of the Buckner Calderwoods Agreement, the Company earns a base management fee of $11,800 per month. Also, in the case of the Buckner Agreements, the Company is also eligible to receive a productivity reward equal to 5% of the gross revenues generated during the immediately preceding month that exceed $721,000, $121,000 and $235,000, respectively. Both agreements have a productivity reward limit of 20% of the base management fee per month. The amounts that exceed the limit are deferred. Pursuant to the terms of the Buckner Agreements, the Company has a right of first refusal with respect to purchasing the communities subject to these agreements.

     The Company is party to a property management and marketing agreement with LCOR Incorporated ("LCOR") to market and manage four independent living and assisted living communities being developed by LCOR. The locations covered by the agreement are: Trumbull, Connecticut, Libertyville, Illinois, Summit, New Jersey, and Naperville, Illinois. The Trumbull and Summit locations are currently open and are being operated under the LCOR management agreement ("LCOR Agreements"). The other properties are expected to open in the first quarter of 2001. The LCOR Agreements generally provide for a base management fee of the greater of $15,000 per month or 5% of gross revenues plus an incentive fee equal to 25% of the excess cash flow over budgeted amounts. The terms are for 10 years with a five year renewal at the Company's option. The Company is also entitled to a fee of $50,000 for development consulting services for each development and a monthly marketing fee of approximately $10,000 per month for each community, which generally covers the period prior to the expected opening of the communities, usually six to nine months.

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

     The following are the principal elements of the Company's growth strategy:

  Develop New Senior Living Communities

     General. The Company intends to continue to expand its operations through the development, construction, marketing and management of new senior living communities in selected markets which provide a quality lifestyle that is affordable to a large segment of seniors

     Triad Entities; Buckner; LCOR. The Company is currently developing new senior living communities pursuant to arrangements with Triad Senior Living, Inc., and its affiliates, which are unrelated third parties (the "Triad Entities"). The communities currently under development are primarily Waterford communities. The Waterford community model is designed to provide middle income residents with a senior living community having amenities typical of higher-priced communities. This is accomplished through more efficient space design, emphasizing common areas and providing more efficient layouts of the living areas.

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

     The Waterford communities being developed through the Triad Entities are as set out below:

                            NUMBER OF                         ESTIMATED COST
                            WATERFORD       APPROXIMATE        OF COMPLETION     COMPANY LOAN
ENTITY                     COMMUNITIES   RESIDENT CAPACITY     AND LEASE-UP      COMMITMENT(1)
------                     -----------   -----------------   -----------------   -------------
Triad IV.................       2               290          $22 - $24 million    $10 million
Triad V..................       1               136          $11 - $12 million    $10 million

---------------

(1) The Company has operating deficit loan obligations in management agreements in addition to the committed amounts shown relating to unsecured loans from the Company.

     The development agreements between each Triad Entity and the Company generally provide for a development fee of 4% of project costs, plus reimbursements for expenses and overhead not to exceed 4% of project costs. The Triad Entities also enter into management agreements with the Company providing for management fees to the Company in an amount equal to the greater of 5% of gross revenues or $5,000 per month per community, plus overhead reimbursements not to exceed 1% of gross revenues. The Company has the option to purchase the partnership interests of the other partners in the Triad Entities for an amount equal to the amount paid for the partnership interest by the other partners, plus a noncompounded return of 12% per annum, except for Triad I. The property management agreements also provide the Company with an option to purchase the communities developed by the Triad Entities, other than Triad I, upon their completion for an amount equal to the fair market value, based on a third-party appraisal, but not less than hard and soft costs and lease-up costs. In December 1999, Triad I completed a recapitalization in which an affiliate of Lehman Brothers purchased from a third party 80% of the limited partnership interests in Triad I for an investment of $12,000,000. Lehman Brothers affiliate's investment enabled Triad I to repay the Company approximately $9,000,000 in loans. The Company increased its equity contribution in Triad I to $3,000,000 and owned a 19% limited partnership interest in Triad I until the fourth quarter of fiscal 2000. On October 1, 2000, the Company reduced its ownership interest in each of the Triad Entities to 1%. This reduction was accomplished by converting a portion of the Company's investment in each of the Triad Entities to notes receivable. The Company has the option to purchase the Triad I communities for an amount specified in the partnership agreement. The Company will continue to develop and manage the communities in Triad I. The Company has made no determination as to whether it will exercise any of these purchase options. The Company will evaluate the possible exercise of each purchase option based upon the business and financial factors which may exist at the time those options may be exercised.

     The Company is party to an agreement with Buckner to develop, market and manage senior living communities developed by Buckner. The management agreement between Buckner and the Company generally provides for a base management fee plus a productivity reward equal to 5% of the gross revenues generated during the immediately preceding month that exceed a base figure. The productivity reward has a limit of 20% of the base management fee per month. The amounts that exceed the limit are deferred. The term is for five years commencing with the certificate of occupancy. The development agreements generally provide for a development fee of 7% of project costs.

     The Company is party to a property management agreement with LCOR to market and manage four independent living and assisted living communities being developed by LCOR. The management agreements between LCOR and the Company generally provide for a base management fee of the greater of $15,000 per month or 5% of gross revenues plus an incentive fee equal to 25% of the excess cash flow over budgeted amounts. The terms are for 10 years with a five year renewal at the Company's option. The Company is also entitled to a fee of $50,000 for development consulting services for each development and a monthly marketing fee of approximately $10,000 per month for each community, which generally covers the period prior to the expected opening of the communities, usually six to nine months.

     As of December 31, 2000, there were six communities under development. Three communities were being developed for LCOR and Buckner, where the Company will manage these communities under management agreements and has no equity interest, and three of these communities were being developed with the Triad Entities where the Company will manage these communities under management agreements and where the Company has a 1% limited partner interest in each of the Triad Entities. The following table summarizes information regarding those developments that the Company expects to be completed through 2001.

                                                    RESIDENT CAPACITY
                                   SCHEDULED     -----------------------
LOCATION OF DEVELOPMENT           COMPLETION     IL    AL    SN    TOTAL    STATUS(1)
-----------------------          -------------   ---   ---   ---   -----   ------------
Triad IV
  North Richland Hills, TX.....  2nd Half 2001   144    --   --      144   Construction
  Richardson, TX...............  1st Half 2002   115    45   --      160   Construction
Triad V
  Springfield, MO..............  1st Half 2001   144    --   --      144   Construction
Buckner
  Beaumont, TX.................  1st Half 2001    --    46   30       76   Construction
LCOR
  Libertyville, IL.............  1st Half 2001   208    45   --      253   Construction
  Naperville, IL...............  1st Half 2001   191    44   --      235   Construction
                                                 ---   ---   --    -----
          Total................                  802   180   30    1,012
                                                 ===   ===   ==    =====

---------------

(1) "Construction" indicates that construction activities, such as groundbreaking activities, exterior construction or interior build-out have commenced.

  Pursue Management Agreements

     The Company intends to pursue single or portfolio management opportunities for senior living communities. The Company believes that its management infrastructure and proven operating track record will allow the Company to take advantage of increased opportunities in the senior living market for new management contracts and other transactions.

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

  Regional Management

     The Company provides oversight and support to each of its senior living communities through experienced regional and district managers. A district manager will oversee the marketing and operations of two to four communities clustered in a small geographic area. A regional manager will cover a larger geographic area consisting of five to twelve communities. In most cases, the district and regional managers will office out of the Company's senior living communities. Currently there are regional managers based in the Northeast, Southeast, Midwest, Southwest and West regions.

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

  Community-Based Management

     An executive director manages the day-to-day operations at each senior living community, including oversight of the quality of care, delivery of resident services, and monitoring of financial performance. The executive director is also responsible for all personnel, including food service, maintenance, activities, security, assisted living, housekeeping, and, where applicable, nursing. In most cases, each community also has department managers who direct the environmental services, nursing or care services, business management functions, dining services, activities, transportation, housekeeping, and marketing functions.

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

     Resident and Resident's Family Input. On a routine basis the Company provides residents and their family members the opportunity to provide valuable input regarding the day-to-day delivery of services. On-site management at each community has fostered and encouraged active resident councils and resident committees who meet independently. These resident bodies meet with on-site management on a monthly basis to offer input and suggestions to the quality and delivery of services. Additionally, at each community the Company conducts annual resident satisfaction surveys to further monitor the satisfaction levels of both residents and their family members. These surveys are sent directly to the corporate headquarters for tabulation and distribution to on-site staff and residents. For 2000 and 1999, the Company achieved a 93% and 94% approval rating, respectively, from its residents. For any departmental area of service scoring below a 90%, a plan of correction is developed jointly by on-site, regional and corporate staff for immediate implementation.

     Regular Community Inspections. On a monthly basis, a community inspection is conducted by regional and/or corporate staff. Included as part of this inspection is the monitoring of the overall appearance and maintenance of the community interiors and grounds. The inspection also includes monitoring staff professionalism and departmental reviews of maintenance, housekeeping, activities, transportation, marketing, administration, and food and health care services, if applicable. The monthly inspection also includes observing of residents in their daily activities and the community's compliance with government regulations.

     Independent Service Evaluations. The Company engages the services of outside professional independent consulting firms to evaluate various components of the community operations. These services include mystery shops, competing community analysis, pricing recommendations and product positioning. This provides management with valuable unbiased product and service information. A plan of action regarding any areas requiring improvement or change is implemented based on information received. At communities where health care is delivered, these consulting service reviews include the on-site handling of medications, record keeping, and general compliance with all governmental regulations.

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

     In the case of new development, the corporate and regional staff develops a comprehensive community outreach program that is implemented at the start of construction. A marketing pre-lease program is developed and on-site marketing staff are hired and trained to begin the program implementation six to nine months prior to the community opening. Extensive use of media including radio, television, print, direct mail and telemarketing is implemented during this pre-lease phase.

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

COMPETITION

     The senior living industry is highly competitive, and the Company expects that all segments of the industry will become increasingly competitive in the future. Although there are a number of substantial companies active in the senior living industry and in the markets in which the Company operates, the industry continues to be very fragmented and characterized by numerous small operators. The Company competes with American Retirement Corporation, Brookdale Living Communities, CareMatrix Corp., Holiday Retirement Corporation, Marriott Senior Living Services, and Sunrise Assisted Living, Inc. The Company believes that the primary competitive factors in the senior living industry are: (i) reputation for and commitment to a high quality of service; (ii) quality of support services offered (such as food services); (iii) price of services; (iv) physical appearance and amenities associated with the communities; and (v) location. The Company competes with other companies providing independent living, assisted living, skilled nursing, home health care, and other similar service and care alternatives, some of whom may have greater financial resources than the Company. Because seniors tend to choose senior living communities near their homes, the Company's principal competitors are other senior living and long-term care communities in the same geographic areas as the Company's communities. The Company also competes with other health care businesses with respect to attracting and retaining nurses, technicians, aides, and other high quality professional and non-professional employees and managers.

EMPLOYEES

     As of December 31, 2000, the Company employed 2,517 persons, of which 1,359 were full-time employees (45 of whom are located at the Company's corporate offices) and 1,158 are part-time employees. None of the Company's employees is currently represented by a labor union and the Company is not aware of any union organizing activity among its employees. The Company believes that its relationship with its employees is good.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The following table sets forth certain information concerning each of the Company's executive officers and key employees as of December 31, 2000:

NAME                                   AGE            POSITION(S) WITH THE COMPANY
----                                   ---            ----------------------------
James A. Stroud......................  50    Chairman of the Board and Chairman and
                                             Secretary of the Company
Lawrence A. Cohen....................  47    Vice Chairman and Chief Executive Officer
Keith N. Johannessen.................  44    President and Chief Operating Officer
Ralph A. Beattie.....................  51    Executive Vice President and Chief Financial
                                             Officer
Rob L. Goodpaster....................  47    Vice President -- National Marketing
David W. Beathard, Sr. ..............  53    Vice President -- Operations
David R. Brickman....................  42    Vice President and General Counsel
Paul T. Lee..........................  35    Vice President -- Finance
Jerry D. Lee.........................  40    Corporate Controller
Robert F. Hollister..................  45    Controller -- Property

     James A. Stroud has served as a director and Chief Operating Officer of the Company and its predecessors since January 1986. He currently serves as Chairman of the Board, and Chairman and Secretary of the Company. Mr. Stroud also serves on the boards of various educational and charitable organizations, and in varying capacities with several trade organizations, including as a member of the Founder's Council and Leadership Council of the Assisted Living Federation of America. Mr. Stroud also serves as an Advisory Group member to the National Investment Conference and a Founding Sponsor of The Johns Hopkins
University -- Senior Housing and Care Program. Mr. Stroud was the past President and Member of the board of directors of the National Association for Senior Living Industry Executives. He also was a founder of the Texas Assisted Living Association and serves as a member of its board of directors. Mr. Stroud has earned a Masters in Law, is a licensed attorney and is also a Certified Public Accountant. Mr. Stroud has had positions with businesses involved in senior living for 16 years.

     Lawrence A. Cohen has served as a director and Vice Chairman since November 1996. He served as Chief Financial Officer from November 1996 to May 1999 and has served as Chief Executive Officer since May 1999. From 1991 to 1996, Mr. Cohen served as President and Chief Executive Officer of Paine Webber Properties Incorporated, which controlled a real estate portfolio having a cost basis of approximately $3.0 billion, including senior living facilities of approximately $110.0 million. From 1991 to 1998, Mr. Cohen was President and a member of the board of directors of ILM and ILM II. Mr. Cohen serves on the boards of various charitable organizations, and was a founding member of the executive committee of the Board of the American Seniors Housing Association. Mr. Cohen has earned a Masters in Law, is a licensed attorney and is also a Certified Public Accountant. Mr. Cohen has had positions with businesses involved in senior living for 16 years.

     Keith N. Johannessen has served as President of the Company and its predecessors since March 1994, and previously served as Executive Vice President from May 1993 until February 1994. Mr. Johannessen has served as a director and Chief Operating Officer since May 1999. From 1992 to 1993, Mr. Johannessen served as Senior Manager in the health care practice of Ernst & Young. From 1987 to 1992, Mr. Johannessen was Executive Vice President of Oxford Retirement Services, Inc. Mr. Johannessen has served on the State of the

Industry and Model Assisted Living Regulations Committees of the American Seniors Housing Association. Mr. Johannessen has been active in operational aspects of senior housing for 22 years.

     Ralph A. Beattie joined the Company as Executive Vice President and Chief Financial Officer in May 1999. From 1997 to 1999, he served as Executive Vice President and the Chief Financial Officer of Universal Sports America, Inc., which was honored as the number one growth company in Dallas for 1998. For the eight years prior to that he was Executive Vice President and Chief Financial Officer for Haggar Clothing Company, during which time Haggar successfully completed its initial public offering. Mr. Beattie has earned his Masters of Business Administration and is both a Certified Management Accountant and a Certified Financial Planner.

     Rob L. Goodpaster has served as Vice President -- National Marketing of the Company and its predecessors since December 1992. From 1990 to 1992, Mr. Goodpaster was National Director for Marketing for Autumn America, an owner and operator of senior housing facilities. Mr. Goodpaster is a member of the Board of Directors of the National Association For Senior Living Industries. Mr. Goodpaster has been active in the operational, development and marketing aspects of senior housing for 24 years.

     David W. Beathard, Sr. has served as Vice President -- Operations of the Company and its predecessors since August 1996. From 1992 to 1996, Mr. Beathard owned and operated a consulting firm which provided operational, marketing, and feasibility consulting regarding senior housing facilities. Mr. Beathard has been active in the operational, sales and marketing, and construction oversight aspects of senior housing for 26 years.

     David R. Brickman has served as Vice President and General Counsel of the Company and its predecessors since July 1992. From 1989 to 1992, Mr. Brickman served as in-house counsel with LifeCo Travel Management Company, a corporation that provided travel services to U.S. corporations. Mr. Brickman has earned a Masters of Business Administration and a Masters in Health Administration. Mr. Brickman has either practiced law or performed in-house counsel functions for 14 years.

     Paul T. Lee has served as Vice President -- Finance since February 1999. From 1992 to 1998, Mr. Lee served in various management positions of Chief Auto Parts Inc. which was one of the nation's largest automotive aftermarket retail chains. From 1995 to 1998, he held the position of Assistant Treasurer. Prior to joining Chief Auto Parts, Mr. Lee held various positions in the finance department of Brice Foods, Inc. from 1988 to 1992.

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

ITEM 2. PROPERTIES

     The executive and administrative offices of the Company are located at 14160 Dallas Parkway, Suite 300, Dallas, Texas 75240, and consist of approximately 20,000 square feet. The lease on the premises extends through August 31, 2002. The Company also leases an executive office space in New York, New York pursuant to an annual lease agreement. The Company believes that its corporate office facilities are adequate to meet its requirements through at least fiscal 2001 and that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate operations.

     As of December 31, 2000, the Company owned, leased and/or managed the senior living communities referred to in Item 1 above.

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

     The Company has other pending claims incurred in the normal course of business, which, in the opinion of management, based on the advice of legal counsel, will not have a material effect on the financial statements of the Company.

     The provision of personal and health care services entails an inherent risk of liability. In recent years, participants in the senior living and health care services industry have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and result in the incurrence of significant defense costs. The Company currently maintains property, liability and professional medical malpractice insurance policies for the Company's owned and managed communities under a master insurance program in amounts and with such coverages and deductibles that the Company believes are within normal industry standards based upon the nature and risks of the Company's business, and the Company believes that such insurance coverage is adequate. The Company also has an umbrella excess liability protection policy. There can be no assurance that a claim in excess of the Company's insurance will not arise. A claim against the Company not covered by, or in excess of, the Company's insurance could have a material adverse effect upon the Company. In addition, the Company's insurance policies must be renewed annually. There can be no assurance that the Company will be able to obtain liability insurance in the future or that, if such insurance is available, it will be available on acceptable terms.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED STOCKHOLDER MATTERS

     (a) The Company's shares of common stock are listed for trading on the New York Stock Exchange ("NYSE") under the symbol "CSU" The following table sets forth, for the periods indicated, the high and low sales prices for the Company's common stock, as reported on the NYSE. At December 31, 2000 there were approximately 3,700 stockholders of record of the Company's common stock.

YEAR                                                               HIGH            LOW
----                                                            -----------    -----------
1999
  First Quarter.............................................        $15            $6 3/4
  Second Quarter............................................         11 11/16       6 7/8
  Third Quarter.............................................         11 3/16        7
  Fourth Quarter............................................          7 7/16        4 3/4
2000
  First Quarter.............................................        $ 5 7/16       $3 1/8
  Second Quarter............................................          3 3/8         2 1/8
  Third Quarter.............................................          3 7/16        2 9/16
  Fourth Quarter............................................          3             2 1/8

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

     (b) Recent Sales of Unregistered Securities. Information with respect to this Item is set forth above under the caption Item 1. Business "Overview." The issuance therein described of the Company's Common Stock to Messrs. Jeffrey L. Beck, James A. Stroud (including a trust) and Lawrence A. Cohen in the Formation Transactions in exchange for the capital stock of certain contributed entities was carried out in reliance on the exemption from registration contained in
Section 4(2) of the Securities Act of 1933, as amended, pursuant to a binding written agreement entered into prior to the filing of a registration statement filed in connection with the Company's initial public offering.

     (c) Use of Proceeds.  Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company. The selected financial data for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 are derived from the audited consolidated financial statements of the Company.

                                                              AT AND FOR THE YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------------
                                                         2000       1999       1998         1997      1996
                                                       --------   --------   --------     --------   -------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statements of Income Data:
  Revenues:
    Resident and health care revenue.................  $ 49,185   $ 41,071   $ 25,988     $ 22,159   $14,616
    Rental and lease income..........................     4,603      4,304      4,282        4,276     1,101
    Unaffiliated management services revenue.........     2,271      2,695      2,465        1,920       801
    Affiliated management services revenue...........     1,040        456      1,327        1,378     2,708
    Unaffiliated development fees....................       563      1,341      1,234          804       673
    Affiliated development fees......................     1,992     14,086      7,474          173
                                                       --------   --------   --------     --------   -------
         Total revenues..............................    59,654     63,953     42,768       30,710    19,899
                                                       --------   --------   --------     --------   -------
Expenses:
  Operating expenses.................................    29,530     24,470     17,067       16,701    10,656
  General and administrative expenses(1).............    11,116      9,212      6,094        7,042     5,613
  Provision for bad debts............................     4,318     15,896        500           43        22
  Depreciation and amortization......................     5.186      4,671      2,734        2,118     1,481
                                                       --------   --------   --------     --------   -------
         Total expenses..............................    50,150     54,249     26,395       25,904    17,772
                                                       --------   --------   --------     --------   -------
  Income from operations.............................     9,504      9,704     16,373        4,806     2,127
Other income (expense):
  Interest income....................................     5,981      5,822      4,939        3,186       432
  Interest expense...................................   (11,980)    (7,089)    (1,922)      (2,022)     (221)
  Gain (loss) on sale of properties..................      (350)       748        422           --       438
  Equity in earnings on investments..................        --         --         --           --       459
  Other..............................................        --         --         --          440        42
                                                       --------   --------   --------     --------   -------
Income before income taxes and minority interest in
  consolidated partnerships..........................     3,155      9,185     19,812        6,410     3,277
(Provision) benefit for income taxes(2)..............      (763)    (2,992)    (7,476)        (793)       --
                                                       --------   --------   --------     --------   -------
Income before minority interest in consolidated
  partnerships.......................................     2,392      6,193     12,336        5,617     3,277
Minority interest in consolidated partnerships.......    (1,153)    (1,355)      (379)      (1,936)   (1,224)
                                                       --------   --------   --------     --------   -------
Net income...........................................  $  1,239   $  4,838   $ 11,957     $  3,681   $ 2,053
                                                       ========   ========   ========     ========   =======
Net income per share:
  Basic..............................................  $   0.06   $   0.25   $   0.61     $   0.33
                                                       ========   ========   ========     ========
  Diluted............................................  $   0.06   $   0.24       0.61     $   0.33
                                                       ========   ========   ========     ========
Weighted average shares outstanding:
  Basic..............................................    19,717     19,717     19,717       11,150
                                                       ========   ========   ========     ========
  Diluted............................................    19,724     19,806     19,717       11,150
                                                       ========   ========   ========     ========
Pro forma net income data (unaudited)(3):
  Net income.........................................                                     $  3,681   $ 2,053
  Pro forma income taxes.............................                                         (965)     (811)
                                                                                          --------   -------
  Pro forma net income...............................                                     $  2,716   $ 1,242
                                                                                          ========   =======
Balance Sheet Data:
  Cash and cash equivalents..........................  $ 23,975   $ 32,988   $ 35,827     $ 48,125   $10,819
  Working capital (deficit)..........................    27,022     46,973     (9,026)(4)   44,690     9,567
  Total assets.......................................   318,544    221,876    205,267      117,371    33,203
  Long-term debt, excluding current portion..........   184,060     92,416     32,671        7,575       201
  Shareholders' equity...............................   110,788    109,549    104,516       92,559    17,201

---------------

(1) General and administrative expenses include officers' salaries of $1.2 million, $0.9 million, $0.7 million, $3.3 million, and $3.4 million for the years ended December 31, 2000, 1999, 1998, 1997, and 1996, respectively. Prior to November 1997, these amounts were primarily composed of salaries and bonuses paid to the founders and were based in part on federal income tax regulations regarding distributions of closely held corporations and S corporations. Effective with the Company's initial public offering, these federal income tax regulations no longer applied to the Company. Compensation of the founders since October 1, 1997 has been based on the founders' employment agreements.

(2) No provision for income taxes has been recorded from February 1, 1995 through completion of the Formation Transactions as the operating companies included in the historical financial statements, prior to the Company's initial public offering, were S corporations or partnerships and accordingly were not subject to income taxes during the period.

(3) Pro forma income taxes have been calculated based on the assumption that the S corporations and partnerships were subject to income taxes. Pro forma income tax expense has been calculated using statutory federal and state tax rates, estimated at 39.5%.

(4) The Company refinanced $47.7 million of mortgage loans reflected as short term debt in fiscal 1998 to long term fixed rate mortgage loans in fiscal 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis addresses the Company's results of operations on a historical consolidated basis for the years ended December 31, 2000 and 1999. The following should be read in conjunction with the Company's historical consolidated financial statements and the selected financial data contained elsewhere in this report.

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

     During the years 1990 through 2000, the Company acquired interests in and continues to own 40 communities and expanded its senior living management services by entering into management service contracts on 10 communities for three independent third-party owners and commenced providing development and construction management services for new residence properties in addition to adding a home care service agency.

     The Company generates revenue from a variety of sources. For the year ended December 31, 2000, the Company's revenue was derived as follows: 82.5% from the operation of 19 owned communities including eight properties acquired from ILM in August 2000, that were previously operated by the Company under a management contract; 7.7% from lease rentals from triple net leases; 5.6% from management fees arising from management services provided for 17 affiliate-owned senior living communities and 18 third-party owned senior living communities including revenue from eight of the ILM communities prior to their acquisition; and 4.3% from development fees earned for managing the development and construction of new senior living communities for third parties.

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

     The Company's triple net leases extend through the year 2000 for two of its owned communities and through the year 2001 for four of its owned communities (three of which were sold in fiscal 2000). The payments under these leases are fixed and are not subject to change based upon the operating performance of these communities. Following termination of the lease agreements, unless the operators extend their leases, the Company may either convert and operate the communities as assisted living and Alzheimer's care facilities, sell the facilities or evaluate other alternatives.

     The Company's current management contracts expire on various dates through December 2010 and provide for management fees based generally upon rates that vary by contract from 4% of net revenues to 7% of net revenues. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community. The Company's development fees are generally based upon a percentage of construction cost and are earned over the period commencing with the initial development activities and ending with the opening of the community. As of December 31, 2000, development fees have been earned for services performed for 18 communities under development or expansions for third parties.

     During 1998, 1997, and 1996, the Company made various purchases of limited partnership interests in HCP. HCP owns and operates a skilled nursing facility and owns and leases to third-party operators (under triple net leases) three skilled nursing facilities and four physical rehabilitation centers (three of which have been sold). During 1998, 1997, and 1996, the Company paid approximately $0.1 million, $5.6 million, and $3.2 million, respectively, for partnership interests in HCP. As a result of additional purchases, the Company's ownership interest in HCP exceeded 50% on June 26, 1997 and was 57% at December 31, 2000. Accordingly, this partial acquisition has been accounted for by the purchase method of accounting, and the assets, liabilities, minority interest, and the results of operations of HCP have been consolidated in the Company's financial statements since January 1, 1997.

     The Company acquired, on November 1, 1997, the NHP Notes owned by CSLC in the Formation Transactions for $18.7 million. The NHP Notes bear simple interest at 13% per annum and mature on December 31, 2001. Interest is currently paid quarterly at a rate of 7%, with the remaining 6% interest deferred. From November 1, 1997 through September 30, 1998, the Company recorded interest income at 10.5% of the purchase price paid, which was determined based on the discounted amount of principal and interest payments to be made following the maturity date (December 31, 2001) of the NHP Notes (using a six-month lag between maturity and full repayment), due to uncertainties regarding the ultimate realization of the accrued interest. On September 30, 1998, the Company purchased four properties from NHP. NHP in turn redeemed $7.5 million of the Company's investment in the NHP Notes and distributed approximately $5.3 million of deferred interest not previously paid on such notes. From October 1, 1998 through December 31, 1998, the Company reevaluated its investment in the NHP Notes and began recording additional income after giving consideration to current payment of interest, partial redemption of the NHP Notes with accrued interest and the estimated residual value in NHP. This change in estimate resulted in $0.6 million of additional income in 1998. In the fourth quarter of fiscal 1999, the Company reevaluated the assumptions related to its investment in the NHP Notes, and as a result reduced the income expected to be earned from the NHP Notes. This change in estimate resulted in a $1.2 million reduction in interest income in the fourth quarter of 1999.

     The Company continues to develop and plans to acquire senior living communities. The development of senior living communities typically involves a substantial commitment of capital over an approximate 12-month construction period during which time no revenues are generated, followed by a 18- to 24-month lease-up period. The Company anticipates that newly opened or expanded communities will operate at a loss during a substantial portion of the lease-up period. The Company's growth strategy may also include the acquisition of senior living communities, home care agencies, and other properties or businesses that are complementary to the Company's operations and growth strategy.

RESULTS OF OPERATIONS

     The following tables set forth, for the periods indicated, selected historical consolidated statements of income data in thousands of dollars and expressed as a percentage of total revenues.

                                                         YEAR ENDED DECEMBER 31,
                                           ----------------------------------------------------
                                                 2000              1999              1998
                                           ----------------   ---------------   ---------------
                                              $         %        $        %        $        %
                                           --------   -----   -------   -----   -------   -----
Revenues:
  Resident and healthcare revenue........  $ 49,185    82.5%  $41,071    64.2%  $25,988    60.8%
  Rental and lease income................     4,603     7.7%    4,304     6.7%    4,282    10.0%
  Unaffiliated management services
     revenue.............................     2,271     3.8%    2,695     4.2%    2,465     5.8%
  Affiliated management services
     revenue.............................     1,040     1.7%      456     0.7%    1,327     3.1%
  Unaffiliated development fees..........       563     1.0%    1,341     2.1%    1,234     2.9%
  Affiliated development fees............     1,992     3.3%   14,086    22.0%    7,472    17.5%
                                           --------   -----   -------   -----   -------   -----
          Total revenues.................    59,654   100.0%   63,953   100.0%   42,768   100.0%
Expenses:
  Operating expenses.....................    29,530    49.5%   24,470    38.3%   17,067    39.9%
  General and administrative expenses....    11,116    18.6%    9,212    14.4%    6,094    14.2%
  Bad debt expense.......................     4,318     7.2%   15,896    24.9%      500     1.2%
  Depreciation and amortization..........     5,186     8.8%    4,671     7.3%    2,734     6.4%
                                           --------   -----   -------   -----   -------   -----
          Total expenses.................    50,150    84.1%   54,249    84.8%   26,395    61.7%
                                           --------   -----   -------   -----   -------   -----
Income from operations...................     9,504    15.9%    9,704    15.2%   16,373    38.3%
Other income (expense):
  Interest income........................     5,981    10.0%    5,822     9.1%    4,939    11.5%
  Interest expense.......................   (11,980)  (20.0)%  (7,089)  (11.1)%  (1,922)   (4.5)%
  (Loss) gain on sale of properties......      (350)    0.6%      748     1.2%      422     1.0%
                                           --------   -----   -------   -----   -------   -----
Income before income taxes and minority
  interest in consolidated partnership...     3,155     5.3%    9,184    14.4%   19,812    46.3%
Provision for income taxes...............      (763)   (1.3)%  (2,992)   (4.7)%  (7,476)  (17.5)%
                                           --------   -----   -------   -----   -------   -----
Income before minority interest in
  consolidated partnership...............     2,392     4.0%    6,192     9.7%   12,336    28.8%
Minority interest in consolidated
  partnership............................    (1,153)   (1.9)%  (1,354)   (2.1)%    (379)   (0.9)%
                                           --------   -----   -------   -----   -------   -----
          Net income.....................  $  1,239     2.1%  $ 4,838     7.6%  $11,957    28.0%
                                           ========   =====   =======   =====   =======   =====

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

     Revenues. Total revenues decreased $4.3 million or 6.7% to $59.7 million in 2000 compared to $64.0 million in 1999. Resident and health care revenue increased $8.1 million or 19.7% to $49.2 million in 2000 compared to $41.1 million in the prior year. This increase in resident and healthcare revenue is primarily due to the acquisition of eight communities in August 2000 formerly owned by ILM. These eight communities increased the Company's resident capacity of owned communities by approximately 1,300 units. Unaffiliated management services revenue decreased $0.4 million or 15.7%, due primarily due to the acquisition of the eight communities from ILM and ILM II, which the Company formerly managed. Affiliated management services revenue increased $0.6 million or 128.1%, due to fees earned on the management of 14 Triad communities in 2000 compared to three Triad communities in 1999. Unaffiliated development fees decreased to $0.6 million in 2000 compared to $1.3 million in 1999. This decrease reflects the completion and opening of three communities for unaffiliated third parties. Affiliated development fee revenue decreased $12.1 million to $2.0 million, reflecting the completion of 11 Triad communities in 2000. The Company reduced its ownership percentage to a 1% limited partnership interest in each of the Triad Entities.

     Expenses. Total expenses decreased $4.1 million or 7.9% to $50.1 million in 2000 compared to $54.2 million in 1999. Operating expenses increased to $29.5 million in 2000 compared to $24.5 million in the prior year. This 20.7% increase primarily results from the acquisition of the eight ILM communities in August 2000. General and administrative expenses increased 20.7% or $1.9 million as a result of the ILM acquisition and the write-off of other preacquisition costs on mergers that were not completed by the Company. Bad debt expense decreased from $15.9 million in 1999 to $4.3 million in 2000. The bad debt expenses in 2000 relates to writing off or reserving $1.2 in development fees receivable, $2.2 million in notes receivable and $0.8 million in valuation adjustments on five parcels of land held for sale. Depreciation and amortization expenses increased 11.0% to $5.2 million in 2000 compared to $4.7 million in 1999 as a result of the ILM acquisition.

     Other income and expenses. Other income and expenses decreased $5.8 million to a net other expense of $6.3 million in 2000 compared to $0.5 million net other expense in the prior year. This decrease is primarily the result of a $4.9 million increase in interest expense. This increase in interest expense reflects additional debt incurred of approximately $95.2 million as a result of the Company acquiring the ILM assets and refinancing three of the Company's owned communities. In addition, in the current fiscal year, the Company incurred a net loss on sale of assets of $0.4 million compared to a net gain on sale of assets in 1999 of $0.7 million.

     Provision for income taxes. Provision for income taxes in 2000 was $0.8 million or 38.1% of income before taxes, compared to $3.0 million or 38.2% of income before taxes in 1999. The effective tax rates for 2000 and 1999 differ from the statutory tax rates because of state income taxes and permanent tax differences.

     Minority interest. Minority interest decreased $0.2 million to $1.2 million in 2000 compared to $1.4 million in 1999 primarily due to the losses on sale of three HCP properties partially offset by an increase in operating income at HCP.

     Net income. As a result of the foregoing factors, net income decreased $3.6 million to $1.2 million for 2000, as compared to $4.8 million for 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

     Revenues. Total revenues were $64.0 million in 1999 compared to $42.8 million in 1998, representing an increase of $21.2 million, or 49.5%. Resident and health care revenue increased $15.1 million, of which $14.4 million is related to owning the six communities purchased in the third and fourth quarters of fiscal 1998 for the full year in 1999, along with an increase in revenue at the HCP properties. Affiliated management services revenue decreased $0.9 million due to the Company's acquisition of four NHP properties that the Company managed in 1998. Affiliated development fee revenue increased $6.6 million, reflecting the addition of 15 new development contracts for managing the development and construction of new senior living communities for the Triad Entities in which the Company owned interests of 10% to 19%.

     Expenses. Total expenses were $54.2 million in 1999 compared to $26.4 million in 1998, representing an increase of $27.9 million or 105.5%. This increase primarily results from $15.9 million in bad debt expenses along with additional expenses related to the acquisition of six communities in 1998. The bad debt expenses primarily relate to writing off or reserving $10.5 million in development fees, $1.6 million in pursuit cost from affiliates, and $3.9 million in notes receivable from joint ventures. These joint ventures were in various stages of developing 19 Waterford communities and they were unable to secure financing on attractive terms for completion of these communities. Operating expenses increased $7.4 million primarily due to expenses associated with the six properties acquired in 1998 and an expansion of one of the Company's communities. General and administrative expenses increased $3.1 million due to additional salary expenses, office rent, legal expenses and expenses relating to the six communities that were acquired.

     Other income and expenses. Other income and expense decreased $4.0 million to a net other expense of $0.5 million in 1999 compared to net other income of $3.4 million in 1998. Interest income increased $0.9 million primarily due to an increase of $2.0 million in interest income on loans to the Triad Entities offset by a decrease of $1.1 million in interest income from cash balances available for investing. In the fourth quarter, the Company changed its estimate relating to the value of its investment in the NHP Notes resulting in a write down of approximately $1.2 million. Interest expense increased $5.2 million due to financing of the acquisition of the six properties in the fourth quarter of 1998 along with funding of loans made to the Triad

Entities. Gain on the sale of properties increased $0.3 million resulting from the gain on the sale of one community owned by HCP of $0.8 million in 1999 compared to a gain of $0.4 million on the sale of two properties in the fourth quarter of 1998.

     Provision for income taxes. Provision for income taxes in 1999 was $3.0 million or 38.2% of income before taxes, compared to $7.5 million or 38.5% of income before taxes in 1998. The effective tax rates for 1999 and 1998 differ from the statutory tax rates because of state income taxes and permanent tax differences.

     Minority interest. Minority interest increased $1.0 million primarily due to the sale of one of the HCP communities and an increase in net income at HCP. The sale of the one HCP community increased minority interest by approximately $0.3 million.

     Net income. As a result of the foregoing factors, net income decreased $7.1 million to $4.8 million for 1999, as compared to $12.0 million for 1998.

QUARTERLY RESULTS

     The following table presents certain quarterly financial information for the four quarters ended December 31, 2000 and 1999. This information has been prepared on the same basis as the audited Consolidated Financial Statements of the Company appearing elsewhere in this report and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the audited Consolidated Financial Statements of the Company and the related notes thereto.

                                                          2000 CALENDAR QUARTERS
                                                 -----------------------------------------
                                                  FIRST      SECOND     THIRD      FOURTH
                                                 --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues.................................  $12,510    $12,331    $16,040    $18,773
Income (loss) from operations..................    3,095      3,072      4,313       (976)
Net income (loss)..............................    1,472      1,312      1,073     (2,618)
Net income (loss) per share, basic.............  $  0.07    $  0.07    $  0.05    $ (0.13)
Net income (loss) per share, diluted...........  $  0.07    $  0.07    $  0.05    $ (0.13)
Weighted average shares outstanding, basic.....   19,717     19,717     19,717     19,717
Weighted average shares outstanding, fully
  diluted......................................   19,746     19,717     19,717     19,717

                                                          1999 CALENDAR QUARTERS
                                                ------------------------------------------
                                                 FIRST      SECOND     THIRD      FOURTH
                                                --------   --------   --------   ---------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues................................  $15,467    $15,957    $16,560    $ 15,967
Income (loss) from operations.................    6,273      6,551      7,017     (10,137)
Net (loss) income.............................    3,852      3,983      4,386      (7,384)
Net (loss) income per share, basic............  $  0.20    $  0.20    $  0.22    $  (0.37)
Net (loss) income per share, diluted..........  $  0.20    $  0.20    $  0.22    $  (0.37)
Weighted average shares outstanding, basic....   19,717     19,717     19,717      19,717
Weighted average shares outstanding, fully
  diluted.....................................   19,720     19,917     19,871      19,717

LIQUIDITY AND CAPITAL RESOURCES

     In addition to approximately $24.0 million of cash balances on hand as of December 31, 2000, the Company's principal source of liquidity is expected to be cash flows from operations and proceeds from the sale of assets held for sale. Of the $24.0 million in cash balances, $13.5 million relates to cash held by HCP. The Company expects its available cash and cash flows from operations, along with proceeds from the sale of assets, to be sufficient to fund its short-term working capital requirements. The Company's long-term capital requirements, primarily for acquisitions, development, and other corporate initiatives, will be dependent on its ability to access additional funds through the debt and/or equity markets. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company's long-term capital requirements.

     The Company had net cash provided by operating activities of $19.7 million in fiscal 2000 compared to $3.1 million and $6.7 million in fiscal 1999 and 1998, respectively. In fiscal 2000, the net cash provided by operating activities was primarily derived from net income of $1.2 million along with net noncash charges of $12.3 million, decreases in accounts receivable of $4.3 million, increases in accounts payable and accrued expenses of $2.5 million, a decrease in federal and state taxes receivable of $2.3 million offset by increases in interest and notes receivable of $1.8 million and an increase in prepaid and other assets of $1.1 million. In fiscal 1999, the net cash provided by operating activities was primarily derived from net income of $4.8 million along with net noncash charges of $22.7 million offset by increases in accounts and interest receivables of $14.1 million, an increase in other assets of $1.5 million, and a reduction in federal and state income taxes of $7.7 million. In fiscal 1998, the net cash provided by operating activities was primarily derived from net income of $12.0 million, noncash charges of $3.1 million offset by increases in accounts and interest receivable of $9.0 million.

     The Company had net cash used in investing activities of $116.2 million, $16.5 million and $86.5 million in fiscal 2000, 1999, and 1998, respectively. In fiscal 2000, the Company's net cash used in investing activities was primarily the result of acquisition costs of $102.0 million for the eight ILM communities, advances to Triad Entities of $18.2 million and capital expenditures of $3.1 million offset by the proceeds of the sale of HCP assets of $4.5 million and a distribution from a limited partnership of $2.6 million. In fiscal 1999, the Company's net cash used in investing activities was primarily the result of advances to Triad Entities of $22.8 million and capital expenditures of $1.9 million offset by the proceeds from the sale of the HCP property of $2.7 million and a distribution from a limited partnership of $5.4 million. In fiscal 1998, the Company's net cash used in investing activities was primarily from acquisitions of $67.7 million, advances to Triad Entities of $11.7 million, capital expenditures of $6.0 million and investments in a limited partnership of $1.7 million.

     The Company had net cash provided by financing activities of $87.5 million, $10.6 million and $67.5 million in fiscal 2000, 1999, and 1998, respectively. For fiscal 2000, the net cash provided by financing activities was primarily the result of increase in debt outstanding as a result of the Company's acquisition of the eight ILM communities and refinancing of three owned communities offset by repayments on the Company's line of credit of $30.0 million, distributions of $4.0 million to minority partners and $3.7 million in loan costs. For fiscal 1999, the net cash provided by financing activities was primarily the result of increases in debt outstanding under the Company's line of credit and notes payable. For fiscal 1998, the net cash provided by financing activities was primarily the result of increases in debt used to finance the Company's acquisitions.

     The Company derives the benefits and bears the risks related to the communities it owns. The cash flows and profitability of owned communities depends on the operating results of such communities and are subject to certain risks of ownership, including the need for capital expenditures, financing and other risks such as those relating to environmental matters.

     The cash flows and profitability of the Company's owned communities that are leased to third parties depend on the ability of the lessee to make timely lease payments. At December 31, 2000, HCP was operating one of its properties and had leased seven of its owned properties to third parties under triple net leases. Four of these properties are leased until the year 2001 to HealthSouth Rehabilitation Corporation ("HealthSouth"), under a master lease agreement. Three of the four properties were closed by the lessee. Effective August 25, 1999, HealthSouth agreed to transfer control of the closed communities to the Company. The assets of one of the two communities, with the exception of two houses, were sold on September 29, 1999. On January 11, 2000, the Company sold the HCP community in Martin, Tennessee to HealthSouth for $2.4 million. On July 12, 2000, the Company sold the house owned by HCP in Gallatin, Tennessee for $0.4 million. On August 4, 2000, the Company sold HCP's community in Mt. Dora, Florida for $2.0 million. Notwithstanding the sales, HealthSouth continues to make its full lease payments to HCP with no reduction in rent for its four leases.

     Two of the remaining three unaffiliated lessees are current in their lease payments to HCP. One community has defaulted on its January and February 2001 rental payments, and HCP is working with the lessee to stabilize the census and is also evaluating its alternatives with regard to this property. The two non-defaulting lessees have filed under Chapter 11 in the United States Bankruptcy Court for the District of

Delaware. At this time, it is uncertain if bankruptcy protection will disrupt future payments of lease obligations. Both lessees have requested extensions of their leases, both of which expired in 2000, subject to the approval of the bankruptcy court. HCP is evaluating its options for the properties which could include extending the leases with current operators, leasing the facilities to another third party, selling the facilities, or evaluating other alternatives.

     The cash flows and profitability of the Company's third-party management fees are dependent upon the revenues and profitability of the communities the Company manages. While the management contracts are generally terminable only for cause, in certain cases contracts can be terminated upon the sale of a community, subject to the Company's rights to offer to purchase such community.

     The Company continues to develop and plans to acquire senior living communities. The development of senior living communities typically involves a substantial commitment of capital over an approximate 12-month construction period during which time no revenues are generated, followed by a 18 to 24 month lease-up period.

     The Company has entered into management agreements with the Triad Entities set out below for the management of senior living communities. The Triad Entities will own and finance the construction of the new communities. These communities are primarily Waterford communities. The Company typically receives a development fee of 4% of project costs, as well as reimbursement of expenses and overhead not to exceed 4% of project costs. The Company typically receives management fees in an amount equal to the greater of 5% of gross revenues or $5,000 per month per community, plus overhead reimbursement not to exceed 1%. The Company holds a 1% limited partnership interest in each of the Triad Entities and has the option to purchase the partnership interests of the other partners in each Triad Entity for an amount equal to the amount paid for the partnership interest by the other partners, plus noncompounded interest of 12% per annum, except Triad I. In addition, each management agreement entered into with the Triad Entities, except Triad I, provides the Company with an option to purchase the community developed by the applicable partnership upon its completion for an amount equal to the fair market value (based on a third-party appraisal but not less than hard and soft costs and lease-up costs) of the community. In December 1999, Triad I completed a recapitalization in which an affiliate of Lehman Brothers purchased from third parties 80% of the limited partnership interest in Triad I for an investment of $12.0 million. Lehman Brothers affiliate's investment enabled Triad I to repay the Company approximately $9.0 million in loans. The Company increased its equity contribution in Triad I to $3.0 million and continues to own a 1% limited partnership interest in Triad I. The Company has the option to purchase the Triad I communities for an amount specified on the partnership agreement. The Company will continue to manage the communities in Triad I. During the fourth quarter of fiscal 2000 the Company reduced its ownership interest in each of the Triad entities to 1%, by converting a portion of its investment to notes receivable. The Company has made no determination as to whether it will exercise any of these purchase options. The Company will evaluate the possible exercise of each purchase option based upon the business and financial factors which may exist at the time those options may be exercised.

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

                                              COMPANY LOANS TO TRIADS(1)                       LOAN FACILITIES TO TRIADS
                               ---------------------------------------------------------   ----------------------------------
                                            OUTSTANDING
                               COMMITTED        ON                              INTEREST
ENTITY                          AMOUNT     DEC. 31, 2000        MATURITY          RATE     AMOUNT        TYPE         LENDER
------                         ---------   -------------   ------------------   --------   -------   -------------   --------
Triad Senior Living I,          $      (2)    $ 9,205             (2)             8.0%     $50,000   construction;   Bank One
  L.P. ......................                                                              $50,000     take-out        GMAC
  ("Triad I")
Triad Senior Living II,         $15,000       $12,705      September 25, 2003    10.5%     $26,800   construction;   Key Bank
  L.P. ......................                                                                          mini-perm
  ("Triad II")
Triad Senior Living III,        $15,000       $11,303      February 8, 2004      10.5%     $56,300   construction;   Guaranty
  L.P. ......................                                                                          mini-perm     Federal
  ("Triad III")
Triad Senior Living IV,         $10,000       $ 6,585      December 30, 2003     10.5%     $18,600   construction;   Compass
  L.P. ......................                                                                          mini-perm       Bank
  ("Triad IV")
Triad Senior Living V,          $10,000       $ 3,590      June 30, 2004         12.0%     $ 9,000   construction;   Bank of
  L.P. ......................                                                                          mini-perm     America
  ("Triad V")

---------------

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk is exposure to changes in interest rates on debt instruments. As of December 31, 2000, the Company had $188.8 million in outstanding debt comprised of various fixed and variable rate debt instruments of $67.2 million and $121.6 million, respectively.

     Changes in interest rates would affect the fair market value of the Company's fixed rate debt instruments but would not have an impact on the Company's earnings or cash flows. Fluctuations in interest rates on the Company's variable rate debt instruments, which are tied to either the LIBOR or the prime rate, would affect the Company's earnings and cash flows but would not affect the fair market value of the variable rate debt. For each percentage point change in interest rates the Company's annual interest expense would increase by approximately $1.2 million based on the Company's outstanding variable debt as of December 31, 2000.

     The following table summarizes information on the Company's debt instruments outstanding as of December 31, 2000. The table presents the principal due and weighted average interest rates for the Company's various debt instruments by fiscal year. Weighted average variable interest rates are based on the Company's floating rate as of December 31, 2000.

  INTEREST RATE RISK

   Principal Amount and Average Interest Rate by Expected Maturity Date ($ in
                                   thousands)

                              2001      2002       2003      2004      2005     THEREAFTER     TOTAL     FAIR VALUE
                             ------    -------    ------    ------    ------    ----------    --------   ----------
Long-term debt:
  Fixed rate debt..........  $3,635    $ 1,081    $1,095    $1,188    $1,288     $51,394      $ 59,681    $ 59,681
  Average interest rate....     8.3%       8.3%      8.2%      8.2%      8.2%        8.2%
Variable rate debt.........   1,135     21,243     1,363     1,494     1,637      94,724       121,596     121,596
Average interest rate......     9.7%       9.2%      9.2%      9.2%      9.2%        9.2%
Line of credit:
  Variable rate debt.......      --    $ 7,553        --        --        --          --         7,553       7,553
  Average interest rate....      --        8.9%       --        --        --          --
        Total Debt.........                                                                   $188,830    $188,830
                                                                                              ========    ========

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

     (4) The Company filed the following reports on Form 8-K during the quarterly period ended December 31, 2000:

          (a) Current Report on Form 8-K/A, dated October 30, 2000

          (b) Current Report on Form 8-K/A, dated November 9, 2000

          (c) Current Report on Form 8-K, dated November 28, 2000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on March 20, 2001.

                                            CAPITAL SENIOR LIVING CORPORATION

                                            By: /s/ LAWRENCE A. COHEN
                                              ----------------------------------
                                              Lawrence A. Cohen
                                              Vice Chairman of the Board
                                              and Chief Executive Officer

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

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

/s/ JAMES A. STROUD                                    Chairman of the Board and        March 20, 2001
-----------------------------------------------------    Chairman of the Company
James A. Stroud

/s/ LAWRENCE A. COHEN                                  Vice Chairman of the Board and   March 20, 2001
-----------------------------------------------------    Chief Executive Officer
Lawrence A. Cohen                                        (Principal Executive
                                                         Officer)

/s/ KEITH N. JOHANNESSEN                               President and Chief Operating    March 20, 2001
-----------------------------------------------------    Officer and Director
Keith N. Johannessen

/s/ RALPH A. BEATTIE                                   Executive Vice President and     March 20, 2001
-----------------------------------------------------    Chief Financial Officer
Ralph A. Beattie                                         (Principal Financial and
                                                         Accounting Officer)

/s/ GORDON I. GOLDSTEIN                                Director                         March 20, 2001
-----------------------------------------------------
Dr. Gordon I. Goldstein

/s/ JAMES A. MOORE                                     Director                         March 20, 2001
-----------------------------------------------------
James A. Moore

/s/ VICTOR W. NEE                                      Director                         March 20, 2001
-----------------------------------------------------
Dr. Victor W. Nee

/s/ CRAIG F. HARTBERG                                  Director                         March 20, 2001
-----------------------------------------------------
Craig F. Hartberg

                               INDEX TO EXHIBITS

     The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           *3.1          -- Amended and Restated Certificate of Incorporation of the
                            Registrant
         (i)3.1.1        -- Amendment to Amended and Restated Certificate of
                            Incorporation of the Registrant (Exhibit 3.1)
           *3.2          -- Amended and Restated Bylaws of the Registrant
         (i)3.2.1        -- Amendments to Amended and Restated Bylaws of the
                            Registrant (Exhibit 3.2)
          *10.1          -- Asset Purchase Agreement, dated as of July 8, 1997, by
                            and between Capital Senior Living Communities, L.P. and
                            Capital Senior Living Corporation
          *10.2          -- Contribution Agreement, dated as of August 1, 1997, by
                            and among Capital Senior Living Corporation, Jeffrey L.
                            Beck, James A. Stroud, Senior Living Trust, and Lawrence
                            A. Cohen
          *10.3          -- Stock Purchase and Stockholders' Agreement, dated as of
                            November 1, 1996, by and among Capital Senior Living
                            Corporation, Jeffrey L. Beck, Senior Living Trust, and
                            Lawrence Cohen
          *10.4          -- Amended and Restated Exchange Agreement, dated as of June
                            30, 1997, by and between Lawrence A. Cohen and Jeffrey L.
                            Beck
          *10.5          -- Amended and Restated Exchange Agreement, dated as of June
                            30, 1997, by and among Lawrence A. Cohen and James A.
                            Stroud
        (m)10.6          -- 1997 Omnibus Stock and Incentive Plan for Capital Senior
                            Living Corporation, as amended (Exhibit 4.1)
        (m)10.6.1        -- Form of Stock Option Agreement (Exhibit 4.2)
          *10.7          -- Senior Living Agreement, by and between Capital Senior
                            Living, Inc. and New World Development (China) Limited
          *10.8          -- Amended and Restated Loan Agreement, dated as of June 30,
                            1997, by and between Lehman Brothers Holdings Inc.,
                            d/b/a/ Lehman Capital, A Division of Lehman Brothers
                            Holdings Inc., and Capital Senior Living Communities,
                            L.P.
          *10.9          -- Amended and Restated Employment Agreement, dated as of
                            May 7, 1997, by and between Capital Senior Living, Inc.
                            and Jeffrey L. Beck
          *10.10         -- Amended and Restated Employment Agreement, dated as of
                            May 7, 1997, by and between Capital Senior Living, Inc.
                            and James A. Stroud
          *10.11         -- Employment Agreement, dated as of November 1, 1996, by
                            and between Capital Senior Living Corporation and
                            Lawrence A. Cohen
          *10.12         -- Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and David R.
                            Brickman
          *10.13         -- Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and Keith N.
                            Johannessen
          *10.14         -- Engagement Letter, dated as of June 30, 1997, by and
                            between Lehman Brothers Holdings Inc. d/b/a Lehman
                            Capital, A Division of Lehman Brothers Holdings Inc. and
                            Capital Senior Living Corporation
          *10.15         -- Lease Agreement, dated as of June 1, 1997, by and between
                            G&L Gardens, LLC, as lessor, and Capital Senior
                            Management 1, Inc., as lessee

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          *10.16         -- Pre-Opening Consulting Agreement, dated as of June 16,
                            1997, by and between The Emmaus Calling, Inc., as owner,
                            and Capital Senior Management 1, Inc., as consultant
          *10.17         -- Management Agreement, dated as of February 1, 1995, by
                            and between Capital Senior Living Communities, L.P., as
                            owner, and Capital Senior Living, Inc., as manager,
                            regarding Canton Regency Retirement Community, in Canton,
                            Ohio
          *10.18         -- Management Agreement, dated as of February 1, 1995, by
                            and between Capital Senior Living Communities, L.P., as
                            owner, and Capital Senior Living, Inc., as manager,
                            regarding Cottonwood Village, in Cottonwood, Arizona
          *10.19         -- Management Agreement, dated as of February 1, 1995, by
                            and between Capital Senior Living Communities, L.P., as
                            owner, and Capital Senior Living, Inc., as manager,
                            regarding The Harrison At Eagle Valley, in Indianapolis,
                            Indiana
          *10.20         -- Management Agreement, dated as of February 1, 1995, by
                            and between Capital Senior Living Communities, L.P., as
                            owner and Capital Senior Living, Inc., as manager,
                            regarding Towne Centre, in Merrillville, Indiana
          *10.21         -- Management Agreement, dated as of August 1, 1996, by and between Capital Senior Living, Inc., as manager, and
                            Cambridge Nursing Home Limited Liability Company, as
                            lessee
          *10.22         -- Management Agreement, dated as of April 1, 1996, by and between Buckner Retirement Services, Inc. and Capital
                            Senior Management 1, Inc.
          *10.23         -- Management Agreement, dated as of May 23, 1997, by and
                            between The Emmaus Calling, Inc., as owner, and Capital
                            Senior Management 1, Inc., as manager
          *10.24         -- Property Management Agreement, dated as of February 1,
                            1995, by and between NHP Retirement Housing Partners I
                            Limited Partnership, as owner, and Capital Senior Living,
                            Inc., as agent
          *10.25         -- Management Agreement, dated as of April 1, 1997, by and between Buckner Retirement Services, Inc. and Capital
                            Senior Management 1, Inc.
          *10.26         -- Management Agreement, dated as of November 30, 1992, by and between Capital Realty Group Senior Housing, Inc.
                            d/b/a Capital Senior Living, Inc., as manager, and
                            Jacques-Miller Healthcare Properties, L.P., as owner
          *10.27         -- Management Agreement, dated as of July 29, 1996, by and between ILM I Lease Corporation, as owner, and Capital
                            Senior Management 2, Inc., as manager, and Capital Senior
                            Living, Inc., as guarantor
          *10.28         -- Management Agreement, dated as of July 29, 1996, by and between ILM II Lease Corporation, as owner, and Capital
                            Senior Management 2, Inc., as manager, and Capital Senior
                            Living, Inc., as guarantor
          *10.29         -- Development Agreement, by and between Capital Senior
                            Development, Inc., as developer, and Tri Point
                            Communities, L.P., as owner
          *10.30         -- Development and Turnkey Services Agreement, dated as of
                            September 1, 1997, by and between Capital Senior
                            Development Corporation and Tri-Point Communities, L.P.
          *10.31         -- Management Agreement, by and between Tri Point
                            Communities, L.P., as owner, and Capital Senior Living,
                            Inc.
        (a)10.32         -- Amended and Restated Loan Agreement, dated as of December
                            10, 1997, by and between Bank One, Texas, N.A. and
                            Capital Senior Living Properties, Inc.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        (a)10.33         -- Alliance Agreement, dated as of December 10, 1997, by and between LCOR Incorporated and Capital Senior Living
                            Corporation
        (a)10.34         -- Development Agreement, dated as of December 10, 1997, by and between Capital Senior Development, Inc. and Tri
                            Point Communities, L.P., regarding senior living
                            community in San Antonio, Texas
        (a)10.35         -- Development Agreement, dated as of February 3, 1998, by and between Capital Senior Development, Inc. and Tri
                            Point Communities, L.P., regarding senior living
                            community in Shreveport, Louisiana
        (a)10.36         -- Management Agreement, dated as of December 23, 1997, by and between Tri Point Communities, L.P. and Capital
                            Senior Living, Inc., regarding senior living community in
                            San Antonio, Texas
        (a)10.37         -- Management Agreement, dated as of February 3, 1998, by
                            and between Tri Point Communities, L.P. and Capital
                            Senior Living, Inc., regarding senior living community in
                            Shreveport, Louisiana
        (b)10.38         -- Draw Promissory Note, dated April 1, 1998, of Triad
                            Senior Living I, L.P. in favor of Capital Senior Living
                            Properties, Inc.
        (c)10.39         -- Draw Promissory Note, dated September 24, 1998, of Triad
                            Senior Living II, L.P., in favor of Capital Senior Living
                            Properties, Inc. (Exhibit 10.1)
        (d)10.40         -- Asset Purchase Agreement, dated as of July 24, 1998, by and between Capital Senior Living Properties, Inc. and
                            NHP Retirement Housing Partners I Limited Partnership
                            (Exhibit 2.1)
        (d)10.41         -- Assignment and Amendment to Asset Purchase Agreement,
                            effective as of September 29, 1998, by and among NHP
                            Retirement Housing Partners I Limited Partnership,
                            Capital Senior Living Properties, Inc., and Capital
                            Senior Living Properties 2-NHPCT, Inc. (Exhibit 2.2)
        (d)10.42         -- Loan Agreement, dated as of September 30, 1998, by and
                            between Capital Senior Living Properties 2-NHPCT, Inc.
                            and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, a
                            division of Lehman Brothers Holdings Inc. (Exhibit 2.3)
        (e)10.43         -- Asset Purchase Agreement, dated as of July 28, 1998, by and between Capital Senior Living Properties, Inc. and
                            Gramercy Hill Enterprises (Exhibit 2.1)
        (e)10.44         -- Asset Purchase Agreement, dated as of July 28, 1998, by and between Capital Senior Living Properties, Inc. and
                            Tesson Heights Enterprises (Exhibit 2.2)
        (e)10.45         -- Assumption and Release Agreement, effective as of October
                            28, 1998, among Gramercy Hill Enterprises, Andrew C.
                            Jacobs, Capital Senior Living Properties 2-Gramercy,
                            Inc., Capital Senior Living Corporation and Fannie Mae
                            (Exhibit 2.4)
        (e)10.46         -- Multifamily Note, dated December 4, 1997, of Gramercy
                            Hill Enterprises in favor of Washington Mortgage
                            Financial Group, Ltd. (Exhibit 2.5)
        (e)10.47         -- Multifamily Deed of Trust, dated December 4, 1997, among
                            Gramercy Hill Enterprises, Ticor Title Insurance Company
                            and Washington Mortgage Financial Group, Inc. (Exhibit
                            2.6)
        (e)10.48         -- Multifamily Note, dated October 28, 1998, of Capital
                            Senior Living Properties 2-Gramercy, Inc. in favor of WMF
                            Washington Mortgage Corp. (Exhibit 2.7)
        (e)10.49         -- Multifamily Deed of Trust, Assignment of Rents and
                            Security Agreement, dated October 28, 1998, among Capital
                            Senior Living Properties 2-Gramercy, Inc., Chicago Title
                            Insurance Company and WMF Washington Mortgage Corp.
                            (Exhibit 2.8)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        (f)10.50         -- Employment Agreement, dated as of December 10, 1996, by and between Capital Senior Living, Inc. and Rob L.
                            Goodpaster (Exhibit 10.50)
        (f)10.51         -- Draw Promissory Note dated November 1, 1998 of Triad
                            Senior Living III, L.P., in favor of Capital Senior
                            Living Properties, Inc. (Exhibit 10.51)
        (f)10.52         -- Draw Promissory Note dated December 30, 1998 of Triad
                            Senior Living IV, L.P., in favor of Capital Senior Living
                            Properties, Inc. (Exhibit 10.52)
        (f)10.53         -- Form of Development and Turnkey Services Agreement by and
                            between Capital Senior Development, Inc. and applicable
                            Triad Entity (Exhibit 10.53)
        (f)10.54         -- Form of Development Agreement by and between Capital
                            Senior Development, Inc. and applicable Triad Entity
                            (Exhibit 10.54)
        (f)10.55         -- Form of Management Agreement by and between Capital
                            Senior Living, Inc. and applicable Triad Entity ( Exhibit
                            10.55)
        (f)10.56         -- Agreement of Limited Partnership of Triad Senior Living
                            I, L.P. dated April 1, 1998 (Exhibit 10.56)
        (f)10.57         -- Agreement of Limited Partnership of Triad Senior Living
                            II, L.P. dated September 23, 1998 (Exhibit 10.57)
        (f)10.58         -- Agreement of Limited Partnership of Triad Senior Living
                            III, L.P. dated November 10, 1998 (Exhibit 10.58)
        (f)10.59         -- Agreement of Limited Partnership of Triad Senior Living
                            IV, L.P. dated December 22, 1998 (Exhibit 10.59)
        (g)10.60         -- 1999 Amended and Restated Loan Agreement, dated as of
                            April 8, 1999, by and among Capital Senior Living
                            Properties, Inc., Bank One, Texas, N.A. and the other
                            Lenders signatory thereto (Exhibit 10.1)
        (g)10.61         -- Amended and Restated Draw Promissory note, dated March
                            31, 1999, of Triad Senior Living I, L.P., in favor of
                            Capital Senior Living Properties, Inc. (Exhibit 10.2)
        (g)10.62         -- Amended and Restated Draw Promissory Note (Fairfield),
                            dated January 15, 1999, of Triad Senior Living II, L.P.,
                            in favor of Capital Senior Living Properties, Inc.
                            (Exhibit 10.3)
        (g)10.63         -- Amended and Restated Draw Promissory Note (Baton Rouge),
                            dated January 15, 1999, of Triad Senior Living II, L.P.,
                            in favor of Capital Senior Living Properties, Inc.
                            (Exhibit 10.4)
        (g)10.64         -- Amended and Restated Draw Promissory Note (Oklahoma
                            City), dated January 15, 1999, of Triad Senior Living II,
                            L.P., in favor of Capital Senior Living Properties, Inc.
                            (Exhibit 10.5)
        (h)10.65         -- Amended and Restated Draw Promissory Note dated June 30,
                            1999 of Triad Senior Living I, L.P. in favor of Capital
                            Senior Living Properties, Inc. (Exhibit 10.1)
        (h)10.66         -- Amended and Restated Draw Promissory Note (Plano, Texas)
                            dated January 15, 1999 of Triad Senior Living II, L.P. in
                            favor of Capital Senior Living Properties, Inc. (Exhibit
                            10.2)
        (h)10.67         -- Letter Agreement dated July 28, 1999 among the Company
                            and ILM Senior Living, Inc. and ILM II Senior Living,
                            Inc. (Exhibit 10.3)
        (i)10.68         -- Draw Promissory Note dated July 1, 1999 of Triad Senior
                            Living V, L.P. in favor of Capital Senior Living
                            Properties, Inc. (Exhibit 10.1)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        (i)10.69         -- First Amendment to Amended and Restated Employment
                            Agreement of James A. Stroud, dated March 22, 1999, by
                            and between James A. Stroud and Capital Senior Living
                            Corporation (Exhibit 10.2)
        (i)10.70         -- Second Amendment to Amended and Restated Employment
                            Agreement of James A. Stroud, dated May 31, 1999, by and
                            between James A. Stroud and Capital Senior Living
                            Corporation (Exhibit 10.3)
        (i)10.71         -- Employment Agreement, dated May 26, 1999, by and between
                            Lawrence A. Cohen and Capital Senior Living Corporation
                            (Exhibit 10.4)
        (j)10.72         -- Agreement and Plan of Merger, dated February 7, 1999, by and among Capital Senior Living Corporation, Capital
                            Senior Living Acquisition, LLC, Capital Senior Living
                            Trust I and ILM Senior Living, Inc. (Exhibit 1)
        (k)10.73         -- Agreement and Plan of Merger, dated February 7, 1999, by and among Capital Senior Living Corporation, Capital
                            Senior Living Acquisition, LLC, Capital Senior Living
                            Trust I and ILM II Senior Living, Inc. (Exhibit 1)
        (l)10.74         -- Amended and Restated Agreement and Plan of Merger, dated
                            October 19, 1999, by and among Capital Senior Living
                            Corporation, Capital Senior Living Acquisition, LLC and
                            ILM Senior Living, Inc. (Exhibit 1)
        (m)10.75         -- Amended and Restated Agreement and Plan of Merger, dated
                            October 19, 1999, by and among Capital Senior Living
                            Corporation, Capital Senior Living Acquisition, LLC and
                            ILM II Senior Living, Inc. (Exhibit 1)
        (o)10.76         -- Employment Agreement, dated May 25, 1999, by and between
                            Ralph A. Beattie and Capital Senior Living Corporation
                            (Exhibit 10.76)
        (o)10.77         -- Consulting/Severance Agreement, dated May 20, 1999, by
                            and between Jeffrey L. Beck and Capital Senior Living
                            Corporation (Exhibit 10.77)
        (o)10.78         -- Second Amended and Restated Agreement of Limited
                            Partnership of Triad Senior Living I, L.P. (Exhibit
                            10.78)
        (p)10.79         -- Form of GMAC Loan Agreement, Promissory Note and
                            Exceptions to Nonrecourse Guaranty (Exhibit 10.1)
        (p)10.80         -- Newman Pool B Loan Agreement, Promissory Note and
                            Guaranty (Exhibit 10.2)
        (p)10.81         -- Newman Pool C Loan Agreement, Promissory Note and
                            Guaranty (Exhibit 10.3)
        (p)10.82         -- First Amendment to Triad II Partnership Agreement
                            (Exhibit 10.4)
        (p)10.83         -- Second Modification to the Bank One Loan Agreement
                            (Exhibit 10.5)
        (p)10.84         -- Assignment of Note, Liens and Other Loan Documents
                            between Fleet National Bank and CSLI (Exhibit 10.6)
        (q)10.85         -- Second Amendment to Amended and Restated Agreement and
                            Plan of Merger, dated November 28, 2000 (Exhibit 10.1)
        (q)10.86         -- First Amendment to Agreement, dated November 28, 2000
                            (Exhibit 10.2)
        (r)10.87         -- Assignment of Partnership Interest, dated as of October
                            1, 2000, by and between Capital Senior Living Properties,
                            Inc., a Texas corporation, and Triad Senior Living, Inc.,
                            a Texas limited partnership.
        (r)10.88         -- Assignment of Partnership Interest, dated as of October
                            1, 2000, by and between Capital Senior Living Properties,
                            Inc., a Texas corporation, and Triad Senior Living II,
                            L.P., a Texas limited partnership.
        (r)10.89         -- Assignment of Partnership Interest, dated as of October
                            1, 2000, by and between Capital Senior Living Properties,
                            Inc., a Texas corporation, and Triad Senior Living III,
                            L.P., a Texas limited partnership.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        (r)10.90         -- Assignment of Partnership Interest, dated as of October
                            1, 2000, by and between Capital Senior Living Properties,
                            Inc., a Texas corporation, and Triad Senior Living IV,
                            L.P., a Texas limited partnership.
        (r)10.91         -- Assignment of Partnership Interest, dated as of October
                            1, 2000, by and between Capital Senior Living Properties,
                            Inc., a Texas corporation, and Triad Senior Living V,
                            L.P., a Texas limited partnership.
        (r)21.1          -- Subsidiaries of the Company
        (r)23.1          -- Consent of Ernst & Young LLP
        (r)23.2          -- Consent of KPMG LLP

---------------

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

(o) Incorporated by reference to the exhibit shown in parenthesis from the Company's Annual Report on Form 10-K, dated March 30, 2000, filed by the Company with the Securities and Exchange Commission.

(p) Incorporated by reference to the exhibit shown in parenthesis from the Company's Current Report on Form 8-K, dated August 15, 2000, filed by the Company with the Securities and Exchange Commission.

(q) Incorporated by reference to the exhibit shown in parenthesis from the Company's Current Report on Form 8-K, dated November 28, 2000, filed by the Company with the Securities and Exchange Commission.

(r)  Filed herewith.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Financial Statements of Capital Senior Living
  Corporation
  Report of Ernst & Young LLP, Independent Auditors.........  F-2
  KPMG LLP Independent Auditors' Report.....................  F-3
  Consolidated Balance Sheets -- December 31, 2000 and        F-4
     1999...................................................
  Consolidated Statements of Income -- December 31, 2000,     F-5
     1999 and 1998..........................................
  Consolidated Statements of Shareholders' Equity --December  F-6
     31, 2000, 1999 and 1998................................
  Consolidated Statements of Cash Flows -- December 31,       F-7
     2000, 1999 and 1998....................................
Notes to Consolidated Financial Statements..................  F-8

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders
Capital Senior Living Corporation

     We have audited the accompanying consolidated balance sheets of Capital Senior Living Corporation as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of HealthCare Properties, L.P. and subsidiaries, a 57% owned subsidiary, as of December 31, 1999 and for each of the two years in the period ended December 31, 1999, which statements reflect total assets of $32.1 million as of December 31, 1999, and total revenues of $9.5 million and $8.8 million for the years ended December 31, 1999 and 1998, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for HealthCare Properties, L.P., as of December 31, 1999 and for each of the two years in the period ended December 31, 1999 is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors for 1999 and each of the two years in the period ended December 31, 1999, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Senior Living Corporation as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                            ERNST & YOUNG LLP

Dallas, Texas
February 9, 2001

                          INDEPENDENT AUDITORS' REPORT

The Partners
HealthCare Properties, L.P.:

     We have audited the consolidated balance sheet of HealthCare Properties, L.P. and subsidiaries (a Delaware limited partnership) as of December 31, 1999, and the related consolidated statements of income, partnership equity and cash flows for each of the years in the two-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthCare Properties, L.P. and subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                            KPMG LLP

Dallas, Texas
February 4, 2000,
  except as to the
  third paragraph of
  Note 13 which is
  as of March 1, 2000

                       CAPITAL SENIOR LIVING CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 23,975   $ 32,988
  Accounts receivable, net..................................     3,221      3,392
  Accounts receivable from affiliates.......................     3,764      9,055
  Interest receivable from affiliates.......................     2,074        834
  Federal and state income taxes receivable.................     3,728      6,035
  Deferred taxes............................................     1,208        910
  Prepaid expenses and other................................     1,935        508
                                                              --------   --------
          Total current assets..............................    39,905     53,722
Property and equipment, net.................................   204,764    104,723
Deferred taxes..............................................     8,872      9,516
Note receivable.............................................       570         --
Notes receivable from affiliates............................    43,388     30,596
Investments in limited partnerships.........................     6,526      9,123
Assets held for sale........................................     6,920      9,549
Other assets, net...........................................     7,599      4,647
                                                              --------   --------
          Total assets......................................  $318,544   $221,876
                                                              ========   ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  3,907   $  2,512
  Accrued expenses..........................................     3,194      2,127
  Current portion of notes payable..........................     4,770      1,199
  Customer deposits.........................................     1,012        911
                                                              --------   --------
          Total current liabilities.........................    12,883      6,749
Deferred income from affiliates.............................     2,241      1,785
Notes payable, net of current portion.......................   176,507     58,416
Line of credit..............................................     7,553     34,000
Minority interest in consolidated partnership...............     8,572     11,377
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value:
     Authorized shares -- 15,000,000; no shares issued or
      outstanding...........................................        --         --
  Common stock, $.01 par value:
     Authorized shares -- 65,000,000
     Issued and outstanding shares -- 19,717,347 in 2000 and
      1999..................................................       197        197
  Additional paid-in capital................................    91,935     91,935
  Retained earnings.........................................    18,656     17,417
                                                              --------   --------
          Total shareholders' equity........................   110,788    109,549
                                                              --------   --------
          Total liabilities and shareholders' equity........  $318,544   $221,876
                                                              ========   ========

                            See accompanying notes.

                       CAPITAL SENIOR LIVING CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                2000      1999      1998
                                                              --------   -------   -------
Revenues:
  Resident and health care revenue..........................  $ 49,185   $41,071   $25,988
  Rental and lease income...................................     4,603     4,304     4,282
  Unaffiliated management services revenue..................     2,271     2,695     2,465
  Affiliated management services revenue....................     1,040       456     1,327
  Unaffiliated development fees.............................       563     1,341     1,234
  Affiliated development fees...............................     1,992    14,086     7,472
                                                              --------   -------   -------
          Total revenues....................................    59,654    63,953    42,768
Expenses:
  Operating expenses........................................    29,530    24,470    17,067
  General and administrative expenses.......................    11,116     9,212     6,094
  Provision for bad debts...................................     4,318    15,896       500
  Depreciation and amortization.............................     5,186     4,671     2,734
                                                              --------   -------   -------
          Total expenses....................................    50,150    54,249    26,395
                                                              --------   -------   -------
Income from operations......................................     9,504     9,704    16,373
Other income (expense):
  Interest income...........................................     5,981     5,822     4,939
  Interest expense..........................................   (11,980)   (7,089)   (1,922)
  (Loss) gain on sale of properties.........................      (350)      748       422
                                                              --------   -------   -------
Income before income taxes and minority interest in
  consolidated partnership..................................     3,155     9,185    19,812
Provision for income taxes..................................      (763)   (2,992)   (7,476)
                                                              --------   -------   -------
Income before minority interest in consolidated
  partnership...............................................     2,392     6,193    12,336
Minority interest in consolidated partnership...............    (1,153)   (1,355)     (379)
                                                              --------   -------   -------
Net income..................................................  $  1,239   $ 4,838   $11,957
                                                              ========   =======   =======
Net income per share:
  Basic.....................................................  $   0.06   $  0.25   $  0.61
                                                              ========   =======   =======
  Diluted...................................................  $   0.06   $  0.24   $  0.61
                                                              ========   =======   =======
  Weighted average shares outstanding -- basic..............    19,717    19,717    19,717
                                                              ========   =======   =======
  Weighted average shares outstanding -- diluted............    19,724    19,806    19,717
                                                              ========   =======   =======

                            See accompanying notes.

                       CAPITAL SENIOR LIVING CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                 COMMON STOCK     ADDITIONAL
                                                ---------------    PAID-IN     RETAINED
                                                SHARES   AMOUNT    CAPITAL     EARNINGS    TOTAL
                                                ------   ------   ----------   --------   --------
Balance at January 1, 1998....................  19,717    $197     $91,740     $   622    $ 92,559
  Net income..................................      --      --          --      11,957      11,957
                                                ------    ----     -------     -------    --------
Balance at December 31, 1998..................  19,717     197      91,740      12,579     104,516
  Non cash compensation.......................      --      --         195          --         195
  Net income..................................      --      --          --       4,838       4,838
                                                ------    ----     -------     -------    --------
Balance at December 31, 1999..................  19,717     197      91,935      17,417     109,549
  Net income..................................      --      --          --       1,239       1,239
                                                ------    ----     -------     -------    --------
Balance at December 31, 2000..................  19,717    $197     $91,935     $18,656    $110,788
                                                ======    ====     =======     =======    ========

                            See accompanying notes.

                       CAPITAL SENIOR LIVING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   --------
OPERATING ACTIVITIES
Net income..................................................  $   1,239   $  4,838   $ 11,957
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation..............................................      5,094      4,567      2,640
  Amortization..............................................         92        104         94
  Amortization of deferred financing charges................        495        519        164
  Minority interest in consolidated partnership.............      1,153      1,355        379
  Deferred interest.........................................         --         --       (680)
  Deferred income from affiliates...........................        456        992        792
  Deferred income...........................................         --       (115)      (116)
  Deferred income taxes (benefit)...........................        346        (30)      (297)
  Loss (gain) on sale of properties.........................        350       (748)      (422)
  Non cash compensation.....................................         --        195         --
  Provision for bad debts...................................      4,318     15,896        500
  Changes in operating assets and liabilities, net of
    acquisitions:
    Accounts receivable.....................................       (955)    (1,012)    (1,482)
    Accounts receivable from affiliates.....................      5,291    (12,464)    (7,191)
    Interest receivable from affiliates.....................     (1,240)      (645)      (306)
    Notes receivable........................................       (570)        --         --
    Prepaid expenses and other..............................     (1,427)       (60)         4
    Other assets............................................        191     (1,504)    (1,059)
    Accounts payable........................................      1,395       (268)       312
    Accrued expenses........................................      1,067       (872)       526
    Federal and state income taxes receivable/payable.......      2,307     (7,704)       837
    Customer deposits.......................................        101         59         37
                                                              ---------   --------   --------
         Net cash provided by operating activities..........     19,703      3,103      6,689
INVESTING ACTIVITIES
Capital expenditures........................................     (3,121)    (1,887)    (6,027)
Cash paid for acquisitions, net of cash acquired of $2,060
  in 2000 and
  $0 in 1998................................................   (102,014)        --    (67,729)
Proceeds from sale of properties............................      4,504      2,740        676
Advances to affiliates......................................    (18,209)   (22,794)   (11,728)
Proceeds from (investments in) limited partnerships.........      2,597      5,414     (1,694)
                                                              ---------   --------   --------
Net cash used in investing activities.......................   (116,243)   (16,527)   (86,502)
FINANCING ACTIVITIES
Proceeds from notes payable and line of credit..............    125,248     61,506     67,039
Repayments of notes payable and line of credit..............    (30,033)   (48,981)      (791)
Distributions to minority partners..........................     (3,958)    (1,198)        --
Cash received for redemption of NHP limited partnership
  interest..................................................         --         --      1,997
Repurchase of HCP limited partnership interests by HCP......         --         --       (144)
Deferred financing charges paid.............................     (3,730)      (742)      (586)
                                                              ---------   --------   --------
Net cash provided by financing activities...................     87,527     10,585     67,515
                                                              ---------   --------   --------
Decrease in cash and cash equivalents.......................     (9,013)    (2,839)   (12,298)
Cash and cash equivalents at beginning of year..............     32,988     35,827     48,125
                                                              ---------   --------   --------
Cash and cash equivalents at end of year....................  $  23,975   $ 32,988   $ 35,827
                                                              =========   ========   ========
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
  Interest..................................................  $  10,609   $  6,476   $  1,957
                                                              =========   ========   ========
  Income taxes..............................................  $     619   $ 10,276   $  6,935
                                                              =========   ========   ========

                            See accompanying notes.

                       CAPITAL SENIOR LIVING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

1. ORGANIZATION AND FORMATION

     Capital Senior Living Corporation (together with its subsidiaries, the "Company") is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior living communities throughout the United States. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

     The Company was incorporated in Delaware in October 1996 in anticipation of its initial public offering. Simultaneously with the consummation of its initial public offering, the Company and the Company's founders engaged in a series of transactions (the "Formation Transactions"), which resulted in the Company acquiring certain assets, entities and partnership interests of its founders and entities affiliated with its founders. In connection with the Formation Transactions, the stock of Capital Senior Living, Inc., Capital Senior Management 1, Inc., Capital Senior Management 2, Inc., Capital Senior Development, Inc., and Quality Home Care, Inc. was contributed by the Company's founders in exchange for 7,687,347 shares of the Company's common stock and notes aggregating approximately $18.1 million. The primary assets of these entities consisted of third-party management contracts, development contracts and a home health care agency. The notes were repaid with some of the proceeds of the Company's initial public offering.

     The Company purchased substantially all of the assets of Capital Senior Living Communities, L.P. ("CSLC") for the assumption of approximately $71 million in debt (the "LBHI Loan") and $5.8 million in cash. The LBHI Loan was repaid with some of the proceeds of the Company's initial public offering. The primary assets of CSLC were (i) four senior living communities; (ii) approximately 56% of the limited partnership interests in HealthCare Properties, L.P. ("HCP"); and (iii) approximately 31% of certain notes (the "NHP Notes") issued by NHP Retirement Housing Partners I Limited Partnership ("NHP"). The Company currently owns approximately 57% of the limited partnership interests of HCP and 33% of the NHP Notes.

     The primary assets of HCP consisted of: (i) cash and cash equivalents; (ii) four physical rehabilitation facilities and (iii) four skilled nursing facilities. Until June 10, 1998, an entity controlled by a related party was the general partner of HCP. Since 1998, HCP has sold three of the physical rehabilitation facilities.

     In the accompanying consolidated financial statements, HCP is consolidated as the Company had acquired a controlling financial interest in HCP. At December 31, 2000, 1999 and 1998, the Company owned approximately 57% of HCP's limited partner units.

     HCP and NHP are subject to the reporting obligations of the Securities and Exchange Commission.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash and Cash Equivalents

     Investments with original maturities of three months or less are considered to be cash equivalents. The Company has deposits in banks that exceed Federal Deposit Insurance Corporation insurance limits. Management believes that credit risk related to these deposits is minimal. Cash and cash equivalents, at December 31, 2000 and 1999, includes the cash and cash equivalents of the HCP partnership of $13.5 million and $13.7 million, respectively.

  Long-Lived Assets

     Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives are 30 to 40 years for buildings and building improvements, 20 years for land improvements and 5 to 10 years for furniture, equipment and automobiles.

                       CAPITAL SENIOR LIVING CORPORATION

     Management contract rights of $0.5 million, included in other assets, are stated at cost and amortized on a straight-line basis over their respective contract lives. Accumulated amortization for management contract rights at December 31, 2000 and 1999 was $0.4 million and $0.4 million, respectively. Goodwill of $1.3 million, included in other assets, is the excess purchase price over the fair value of the assets acquired in the Formation Transaction to the extent of the minority interest and is amortized over 30 years on a straight-line basis. Accumulated amortization for goodwill at December 31, 2000 and 1999 was $0.1 million and $0.1 million, respectively.

     At each balance sheet date, the Company reviews the carrying value of its management contract rights, goodwill, and property and equipment to determine if facts and circumstances suggest that they may be impaired or that the amortization or depreciation period may need to be changed. The Company considers external factors relating to each asset, including contract changes, local market developments, and other publicly available information. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount the carrying value exceeds the fair market value, generally based on discounted cash flows, of the long-lived asset. The Company does not believe there are any indicators that would require an adjustment to the carrying value of the management contract rights, goodwill or property and equipment or their remaining useful lives as of December 31, 2000 and 1999.

  Assets Held for Sale

     During 1999, the Company reclassified four of its properties in HCP to assets held for sale. Three of the properties had been leased to Rebound Inc., a subsidiary of HealthSouth Corporation ("HealthSouth"), under a master lease agreement. These properties were closed by the lessee. Effective August 25, 1999, HealthSouth agreed to transfer control of the closed communities to the Company. The assets of one of the three communities, with the exception of two houses, were sold on September 20, 1999. The assets of the two remaining communities and one house were sold during 2000. During 2000, the Company forgave $3.2 million of notes receivable with other partnerships in exchange for five parcels of land, which the Company classified as held for sale. During the fourth quarter of 2000, the Company recorded a write-down on the remaining house and five parcels of land of $1.0 million to record these assets at their estimated net realizable value. This write-down is reflected as provision for bad debts in the statements of income. The Company estimates the five parcels of land, the one remaining community and a house that were held for sale at December 31, 2000, have an aggregate fair value, net of costs of disposal, of $6.9 million. The amounts the Company will ultimately realize could differ materially from this estimate.

  Income Taxes

     The Company accounts for income taxes under the liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management regularly evaluates the realizability of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation.

  Revenue Recognition

     Resident and health care revenue is recognized at estimated net realizable amounts, based on historical experiences, due from residents in the period to which the rental and other services are provided.

     Revenues from the Medicare and Medicaid programs accounted for 12%, 11% and 16% in 2000, 1999 and 1998, respectively of the Company's net revenues. Two communities are providers of services under the Medicaid program. Accordingly, these communities are entitled to reimbursement under the foregoing program at established rates that are lower than private pay rates. Patient service revenue for Medicaid

                       CAPITAL SENIOR LIVING CORPORATION
patients is recorded at the reimbursement rates as the rates are set prospectively by the state upon the filing of an annual cost report. Three communities are providers of services under the Medicare program and are entitled to payment under the foregoing programs in amounts determined based on established rates that differ from private pay rates. In 1998 and prior years, payments were based on the filing of an annual cost report prepared in accordance with federal regulations, which are subject to audit and retroactive adjustments in future periods. Revenue from the Medicare program is recorded at established rates and adjusted for differences between such rates and estimated amounts payable from the program. Any differences between estimated and actual reimbursements are included in operations in the year of settlement, which have not been material.

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

     Management services revenue, resident and healthcare revenue and development fees are recognized when earned. Management services revenue relates to providing certain management and administrative support services under management contracts, which have terms expiring through 2010. Management services revenue is shown net of reimbursed expenses. The reimbursed expenses from affiliates were $5.1 million, $1.7 million and $3.5 million, for the years ended December 31, 2000, 1999, and 1998, respectively. Reimbursed expenses from unaffiliated parties were $11.4 million, $12.5 million and $11.2 million, for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company's management contracts include contingent management services revenue, usually based on exceeding certain gross revenue targets. These contingent revenues are recognized based on actual results according to the calculations specified in the various management agreements.

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

  Advertising

     Advertising is expensed as incurred. Advertising expenses for the years ended December 31, 2000, 1999 and 1998 were $0.4 million, $0.4 million and $0.2 million, respectively.

  Net Income Per Share

     Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share considers the dilutive effect of outstanding options calculated using the treasury stock method.

                       CAPITAL SENIOR LIVING CORPORATION

     The following table set forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
Net income..............................................  $ 1,239   $ 4,838   $11,957
                                                          =======   =======   =======
Weighted average shares outstanding -- basic............   19,717    19,717    19,717
Effect of dilutive securities:
  Employee stock options................................        7        89        --
                                                          -------   -------   -------
Weighted average shares outstanding -- dilutive.........   19,724    19,806    19,717
                                                          =======   =======   =======
  Basic net income per share............................  $  0.06   $  0.25   $  0.61
                                                          =======   =======   =======
  Diluted net income per share..........................  $  0.06   $  0.24   $  0.61
                                                          =======   =======   =======

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

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. TRANSACTIONS WITH AFFILIATES

     The Company has entered into development and management agreements with the partnerships set out below (the "Triad Entities") for the development and management of new senior living communities. The Triad Entities own and finance the construction of new senior living communities. These communities are primarily Waterford communities. The development of senior living communities typically involves a substantial commitment of capital over an approximate 12-month construction period, during which time no revenues are generated followed by an 18 to 24 month lease up period.

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

                       CAPITAL SENIOR LIVING CORPORATION

     The following table sets forth the percentage ownership the Company has in each of the Triad Entities, the capital invested, information related to loans made by the Company to each Triad Entity and information on deferred income related to each Triad Entity (dollars in thousands):

                                                                 NOTES RECEIVABLE
                          LP                    --------------------------------------------------
                       OWNERSHIP    CAPITAL     COMMITTED     BALANCE                     INTEREST
ENTITY                 INTEREST    INVESTMENT    AMOUNT     DECEMBER 31,     MATURITY       RATE
------                 ---------   ----------   ---------   ------------   ------------   --------
Triad Senior Living
  I, L.P.
  (Triad I)
    2000.............     1.0%       $  158      $    --      $ 9,205           --           8.0%
    1999.............    19.0         3,000                        30                        8.0
Triad Senior Living
  II, L.P.
  (Triad II)
                                                                            September
    2000.............     1.0             4       15,000       12,705          25,          10.5
    1999.............    19.0            74       15,000       11,510          2003         10.5
Triad Senior
  Living III, L.P.
  (Triad III)
    2000.............     1.0             8       15,000       11,303      February 8,      10.5
    1999.............    19.0           143       10,000        9,810          2004         10.5
Triad Senior
  Living IV, L.P.
  (Triad IV)
    2000.............     1.0             8       10,000        6,585      December 30,     10.5
    1999.............    19.0           143       10,000        5,178          2003         10.5
Triad Senior Living
  V, L.P.
  (Triad V)
    2000.............     1.0            --       10,000        3,590        June 30,       12.0
    1999.............    10.0            --       10,000        3,467          2004         12.0
Triad Senior
  Living VI, L.P.
  (Triad VI)
    2000.............      --            --           --           --       October 1,        --
    1999.............     5.0            --        3,000          600          2004         12.0

                                 DEFERRED INCOME
                       -----------------------------------
                                  DEVELOPMENT   MANAGEMENT
ENTITY                 INTEREST      FEES          FEES
------                 --------   -----------   ----------
Triad Senior Living
  I, L.P.
  (Triad I)
    2000.............    $189        $359          $108
    1999.............     230         426            33
Triad Senior Living
  II, L.P.
  (Triad II)
    2000.............     290         230            --
    1999.............     130         197            --
Triad Senior
  Living III, L.P.
  (Triad III)
    2000.............     251         428            --
    1999.............     111         377            --
Triad Senior
  Living IV, L.P.
  (Triad IV)
    2000.............     176         120            --
    1999.............      73         106            --
Triad Senior Living
  V, L.P.
  (Triad V)
    2000.............      60          30            --
    1999.............      17          80            --
Triad Senior
  Living VI, L.P.
  (Triad VI)
    2000.............      --          --            --
    1999.............       2          --            --

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

     In December 1999, Triad I completed a recapitalization in which Lehman Brothers purchased from third parties 80% of the limited partnership interest in Triad I for an investment of $12.0 million. The investment enabled Triad I to repay the Company approximately $9.0 million in loans. The Company increased its equity

                       CAPITAL SENIOR LIVING CORPORATION
contribution in Triad I to $3.0 million and continued to own a 19% limited partnership interest. The Company has the option to purchase the Triad I communities for an amount specified in the partnership agreement. The Company continues to manage the communities in the Triad I partnership.

     During the fourth quarter of fiscal 2000, the Company reduced its ownership interest in each of the Triad Entities to 1%. This reduction was accomplished by converting a portion of the Company's investments in each of the Triad Entities to notes receivable.

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

     Deferred interest income is being amortized into income over the life of the loan commitment that the Company has with each of the Triad Entities. Deferred development and management fee income are being amortized into income over the expected remaining life of the Triad partnerships.

4. ACQUISITIONS

     On August 15, 2000, the Company completed its merger with ILM Senior Living, Inc. ("ILM") and the acquisition of the Villa Santa Barbara property interest held by ILM II Senior Living, Inc. ("ILM II"). This transaction resulted in the Company acquiring ownership of eight senior living communities with a capacity of approximately 1,300 residents. The Company had managed the ILM communities since 1996 pursuant to a management agreement with ILM. The merger was accounted for as a purchase and included total cash consideration for the eight communities of approximately $97.6 million, net of closing costs of $4.4 million, consisting of $87.5 million to the ILM shareholders and $10.1 million for ILM II's interest in the Villa Santa Barbara property. The consideration was agreed upon as the result of arm's-length negotiations between the parties to the merger and with ILM II. The Company also refinanced three of its existing communities in conjunction with the merger and repaid approximately $25.8 million of a $34.0 million line of credit with Bank One Texas, N.A., as agent, resulting in an amended loan facility of up to $9.0 million. GMAC Commercial Mortgage Corporation ("GMAC") provided approximately $102.0 million and Newman Financial Services, Inc. ("Newman") provided approximately $20.0 million of financing for the merger and the refinancing. The balance of the merger consideration and amounts necessary for the refinancing came from the Company's existing cash resources. The allocation of the purchase price of the ILM acquisition is tentative pending the resolution of certain tax issues that existed at the time of acquisition. The allocation may change with the resolution of these tax issues.

     On October 28, 1998, the Company acquired a senior living community from Tesson Heights Enterprises, a Texas limited partnership, for $23.1 million by borrowing $15.4 million pursuant to an existing mortgage loan agreement with Lehman and $7.4 million under an existing line of credit and assuming $0.3 million of net liabilities. The Company also acquired a senior living community from Gramercy Hill Enterprises, a Texas limited partnership, for $11.0 million by assuming a $6.3 million note, borrowing $2.0 million from WMF Washington Mortgage Corp. ("WMF") on a second lien basis and $2.4 million under an existing line of credit

                       CAPITAL SENIOR LIVING CORPORATION
and assuming net liabilities of $0.3 million. The acquisitions were accounted for as a purchase. The Company's preliminary purchase price allocations were based on independent valuations from third-party valuation firms.

     On September 30, 1998, the Company acquired four senior living communities from NHP for $40.7 million by entering into a $32.3 million mortgage loan agreement with Lehman Brothers Holdings, Inc. ("Lehman"), a cash payment of $8.2 million and assuming net liabilities of $0.1 million. The acquisition was accounted for as a purchase. The Company's preliminary purchase price allocation was based on independent valuations from third party valuation firms.

     The results of operations for the above acquisitions are included in the Company's statement of income from the date of acquisition.

     The following pro forma consolidated results of operations, have been prepared as if the above-mentioned acquisitions had occurred on January 1 of the year preceding the acquisition, and are as follows (in thousands, except per share amounts):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
Total revenues..........................................  $72,535   $85,173   $56,560
Net (loss) income.......................................     (393)    2,165    11,518
Net (loss) income per share -- basic and diluted........  $ (0.02)  $  0.11   $  0.58
Shares used in computing pro forma net income -- per
  share.................................................   19,717    19,717    19,717

     The unaudited pro forma consolidated amounts are presented for informational purposes only and do not necessarily reflect the financial position or results of operations of the Company that would have actually resulted had the acquisitions occurred on January 1 of the year preceding the acquisition.

5. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Land........................................................  $ 16,245   $  9,173
Land improvements...........................................       187        107
Buildings and building improvements.........................   195,931    101,825
Furniture and equipment.....................................     8,810      5,047
Automobiles.................................................       286        170
Construction in process.....................................        54         54
                                                              --------   --------
                                                               221,513    116,376
Less accumulated depreciation...............................    16,749     11,653
                                                              --------   --------
          Property and equipment, net.......................  $204,764   $1104,723
                                                              ========   ========

     In fiscal 2000, the Company sold two communities and a house for $4.8 million, which resulted in the recognition of a net loss of $0.4 million and net cash proceeds of $4.5 million. These assets were held for sale at December 31, 1999. During fiscal 1999, the Company sold one of its properties for $2.7 million, net of sales commission, which resulted in the recognition of a gain of $0.7 million. In fiscal 1998, the Company sold two parcels of land for $0.7 million, which resulted in the recognition of a $0.4 million gain and net cash proceeds of $0.7 million.

                       CAPITAL SENIOR LIVING CORPORATION

6. ACCRUED EXPENSES

     Accrued expenses consists of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
Accrued salaries, bonuses and related expenses..............  $1,309   $  936
Accrued property taxes......................................   1,302      666
Other.......................................................     583      525
                                                              ------   ------
                                                              $3,194   $2,127
                                                              ======   ======

7. NOTES PAYABLE AND LINE OF CREDIT

     Notes payable consists of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2000      1999
                                                              --------   -------
                                                                (IN THOUSANDS)
WMF mortgage loan, bearing interest at 7.69%, payable in
  monthly installments of principal and interest of $48,089, maturing on January 2008, secured by a certain property
  with a net book value of $10.6 million at December 31,
  2000......................................................  $  6,114   $ 6,217
WMF second mortgage loans, bearing interest at 7.08%,
  payable in monthly installments of principal and interest
  of $14,095, maturing on January 2010, secured by a certain property with a net book value of $10.6 million at
  December 31, 2000.........................................     1,912     1,945
Lehman mortgage loan, bearing interest at 8.20%, payable in
  monthly installments of principal and interest of $0.4
  million, maturing on September 2009, secured by certain
  properties with a net book value of $61.3 million at
  December 31, 2000.........................................    45,269    45,802
Insurance premium financings, bearing interest ranging from
  7.09% to 7.50%,payable in monthly installments of
  principal and interest of $3.0 million, maturing on
  various dates thru April 2002.............................     1,613       478
GMAC mortgage loan, bearing interest at LIBOR plus 240 basis points (9.2% at December 31, 2000), payable in monthly
  installments of principal and interest of $1.1 million,
  maturing on August 2005, secured by the certain properties with a net book value of $120.0 million at December 31,
  2000......................................................   101,596        --
Newman mortgage loan, bearing interest at LIBOR plus 550
  basis points (12.3% at December 31, 2000), principal
  maturing in August 2002, secured by the certain properties with a net book value of $71.2 million at December 31,
  2000......................................................    20,000        --
HCP mortgage loans, bearing interest ranging from 10.5% to
  10.75%, payable in monthly installments of $0.1 million
  including interest, maturing from 2001 to 2012 secured by
  certain properties of HCP with a net book value of $6.3
  million at December 31, 2000..............................     4,773     5,173
                                                              --------   -------
                                                               181,277    59,615
Less current portion........................................     4,770     1,199
                                                              --------   -------
                                                              $176,507   $58,416
                                                              ========   =======

                       CAPITAL SENIOR LIVING CORPORATION

     The aggregate maturities of notes payable at December 31, 2000, are as follows (in thousands):

2001......................................................  $  4,770
2002......................................................    22,325
2003......................................................     2,457
2004......................................................     2,682
2005......................................................     2,926
Thereafter................................................   146,117
                                                            --------
                                                            $181,277
                                                            ========

     In August 2000, in connection with the Company's merger with ILM I and the acquisition of ILM II's interest in the Villa Santa Barbara property the Company borrowed $102.0 million from GMAC and $20.0 million from Newman. The Company also refinanced three of its existing communities in conjunction with the merger and repaid approximately $25.8 million of a $34.0 million line of credit with Bank One Texas, N.A., as agent, resulting in an amended loan facility of up to $9.0 million.

     In August 1999, the Company repaid $47.7 million in outstanding short-term variable rate debt and replaced it with $46.0 million of long-term fixed rate loans. The fixed rate loans are non-recourse loans secured by certain properties owned by the Company. These loans are for 10-year terms, bear interest at 8.2% with the principal being amortized over a 25-year period.

     On December 10, 1997, the Company entered into a $20 million revolving line of credit with a bank that was to expire December 10, 2000. In April 1999, the line of credit was amended to increase the availability under the credit facility to $34.0 million and extend the maturity date to April 2002. In August 2000, the Company, in connection with the ILM acquisition repaid approximately $25.8 million of a $34.0 million line of credit, resulting in an amended loan facility of up to $9.0 million. Under the terms of the line of credit, interest is due monthly and the principal is due at the end of the term of the credit agreement. Borrowings under the line of credit are secured by one senior living community with a net book value of $8.0 million at December 31, 2000, and bear interest at the prime rate or LIBOR plus 1.7% (8.96% and 8.18% at December 31, 2000 and 1999, respectively). The line of credit may be used for the acquisition of additional properties, development of expansions to existing properties, acquisition of additional interests in HCP and NHP, and general working capital purposes. Amounts outstanding under the line of credit at December 31, 2000 and 1999 were $7.6 million and $34.0 million, respectively.

     In connection with obtaining these notes and line of credit, the Company incurred $3.7 million, $0.7 million, and $0.6 million in 2000, 1999 and 1998, respectively, in financing charges that were deferred and amortized over the life of the line of credit. Accumulated amortization was $0.7 million, $0.7 million, and $0.2 million at December 31, 2000, 1999, and 1998, respectively.

     Under the line of credit, the Company must maintain certain levels of tangible net worth and comply with other restrictive covenants. The Company is in compliance with its debt covenants at December 31, 2000 and 1999.

     HCP leased four of its properties under a master lease to HealthSouth (see
Note 17). HealthSouth has closed all of these communities. HealthSouth agreed to transfer control of the three closed communities to HCP. HealthSouth also agreed to continue making its full lease payments on all four communities. The rentals under the master lease provide additional security for one note payable used to finance one of the master lease properties. The note is due December 1, 2001. HCP is in default on one of its notes payable for $1.2 million as a result of the third party operator of the property not making all of its property tax payment. As a result of this default this note payable has been reclassified as a current liability.

                       CAPITAL SENIOR LIVING CORPORATION

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

     Net income (loss) of HCP is generally allocated 98% to the limited partners and 2% to the general partner. The net income of HCP from the disposition of a property is allocated: (i) to partners with deficit capital accounts on a pro rata basis; (ii) to limited partners until they have been paid an amount equal to the amount of their adjusted investment (as defined); (iii) to the limited partners until they have been allocated income equal to their 12% Liquidation Preference; and (iv) thereafter, 80% to the limited partners and 20% to the general partner. The net loss of HCP from the disposition of a property is allocated: (i) to partners with positive capital accounts on a pro rata basis and (ii) thereafter, 98% to the limited partners and 2% to the general partner. Distributions of available cash flow are generally distributed 98% to the limited partners and 2% to the general partner, until the limited partners have received an annual preferential distribution, as defined. Thereafter, available cash flow is distributed 90% to the limited partners and 10% to the general partner. During 1998, HCP repurchased $0.1 million of its limited partnership interests. HCP made distributions of $4.0 million and $1.2 million to minority partners in 2000 and 1999, respectively.

9. STOCK OPTIONS

     The Company adopted a stock option plan during 1997, providing for the grant of incentive and nonqualified stock options to employees and directors. This plan was amended during the year to increase the number of options available for grant under the plan from 1.6 million to 2.0 million shares and
2.0 million shares of common stock are reserved for future issuance. The option exercise price and vesting provisions of such options are fixed when the option is granted. The options expire four to ten years from the date of grant and vest from zero to five years. The option exercise price is the fair market value of a share of common stock on the date the option is granted.

                       CAPITAL SENIOR LIVING CORPORATION

     A summary of the Company's stock option activity, and related information for the years ended December 31, 2000 and 1999 is presented below:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                               SHARES     EXERCISE PRICE
                                                              ---------   --------------
Outstanding at January 1, 1998..............................    776,250       $13.50
  Granted...................................................         --           --
  Exercised.................................................         --           --
  Forfeited.................................................     76,750           --
  Expired...................................................         --           --
                                                              ---------       ------
Outstanding at December 31, 1998............................    699,500        13.50
  Granted...................................................    874,500         7.54
  Exercised.................................................         --           --
  Forfeited.................................................     76,000        11.62
  Expired...................................................         --           --
                                                              ---------       ------
Outstanding at December 31, 1999............................  1,498,000        10.13
  Granted...................................................    358,997         3.63
  Exercised.................................................         --           --
  Forfeited.................................................    132,462         7.81
  Expired...................................................         --           --
                                                              ---------       ------
Outstanding at December 31, 2000............................  1,724,535       $ 8.95
                                                              =========       ======
Exercisable at December 31, 2000............................    796,212       $10.83
                                                              =========       ======
Exercisable at December 31, 1999............................    421,780       $13.42
                                                              =========       ======
Exercisable at December 31, 1998............................    258,010       $13.50
                                                              =========       ======

     The weighted average remaining contractual life of the options at December 31, 2000, 1999 and 1998, is approximately 9.0, 8.4 and 8.8 years, respectively. Options outstanding, as of December 31, 2000, are exercisable at prices ranging from $3.63 to $13.50. Unoptioned shares available for the granting of options at December 31, 2000, 1999 and 1998 were 275,000, 502,000 and 865,500, respectively.

     During 1999, the Company recorded compensation expense of $0.2 million relating to 52,500 options held by a former officer of the Company that became vested in conjunction with his change in employee status. These options are included in the table above.

     The average daily price of the stock during 2000, 1999 and 1998 subsequent to the Offering was $3.09, $8.94 and $11.73 respectively, per share. For 1998, the options were anti-dilutive and therefore were not used in the calculation of diluted net income per share.

     Pro forma information regarding net income per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2000, 1999, and 1998, respectively: risk free interest rate of 6.5, 6.5 and 5.7 percent; dividend yields of zero percent for all years; expected lives of seven and one-half years for all years; and volatility factors of the expected market price of the Company's common stock of 60.6, 58.4, and
70.1 percent. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because

                       CAPITAL SENIOR LIVING CORPORATION
changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods.

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             2000     1999     1998
                                                            ------   ------   -------
                                                                 (IN THOUSANDS)
Net income
  As reported.............................................  $1,239   $4,838   $11,957
  Pro forma...............................................      45    3,428    10,848
Net income per share -- basic
  As reported.............................................  $ 0.06   $ 0.25   $  0.61
  Pro forma...............................................    0.00     0.17      0.55
Net income per share -- diluted
  As reported.............................................    0.06     0.24      0.61
  Pro forma...............................................    0.00     0.17      0.55

     In January 2001, certain employees of the Company elected to forfeit 670,500 options originally priced between $10.19 and $13.50. These options were added back to the pool of options available to grant in January 2001.

10. INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2000     1999      1998
                                                              -----   -------   -------
Current:
  Federal...................................................  $347    $2,523    $6,308
  State.....................................................    70       499     1,464
Deferred:
  Federal...................................................   289      (174)     (240)
  State.....................................................    57       144       (56)
                                                              ----    ------    ------
                                                              $763    $2,992    $7,476
                                                              ====    ======    ======

     The provision for income taxes differed from the amounts computed by applying the U.S. federal income tax rate to income before provision for income taxes as a result of the following (in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2000     1999      1998
                                                              -----   -------   -------
Tax expense at federal statutory rates......................  $681    $2,662    $6,607
State income tax expense, net of federal benefit............    83       326       938
Other.......................................................    (1)        4       (69)
                                                              ----    ------    ------
                                                              $763    $2,992    $7,476
                                                              ====    ======    ======

                       CAPITAL SENIOR LIVING CORPORATION

     A summary of the Company's deferred tax assets and liabilities, are as follows (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Deferred tax assets:
  Tax basis in excess of book basis arising from the
     Formation Transaction..................................  $ 9,177   $ 9,378
  Other.....................................................    2,874     2,098
                                                              -------   -------
          Total deferred tax assets.........................   12,051    11,476
Deferred tax liabilities....................................    1,971     1,050
                                                              -------   -------
          Total deferred tax assets, net....................  $10,080   $10,426
                                                              =======   =======

11. EMPLOYEE BENEFIT PLANS

     Effective January 1, 1999, the Company adopted a 401(k) salary deferral plan (the "Plan"). Contributions to the Plan are in the form of employee salary deferrals, which are subject to employer matching contributions of up to 2% of the employee's annual salary. All employees of the Company meeting minimum service and age requirements are eligible to participate in the Plan. The Company incurred administrative expenses related to the Plan of $13,000 and $0 in 2000 and 1999, respectively. Matching contributions of $0.2 million and $0.1 million were contributed to the Plan in 2000 and 1999, respectively.

12. RELATED PARTY TRANSACTIONS

     The Company manages properties for a third party, in which an officer of the Company was also a director of the third-party companies until July 1, 1998. Management fees received for the period ended June 30, 1998 were $1.0 million.

     Upon sale of the four NHP properties on September 30, 1998, an affiliate received a $1.2 million brokerage fee.

     A former officer, director and significant shareholder of the Company is chairman of the board of a bank where the Company holds the majority of its operating cash accounts.

13. CONTINGENCIES

     On or about October 23, 1998, Robert Lewis filed a putative class action complaint on behalf of certain holders of assignee interests (the "Assignee Interests") in NHP in the Delaware Court of Chancery against NHP, the Company, Capital Senior Living Properties 2-NHPCT, Inc. and Capital Realty Group Senior Housing, Inc. (collectively, the "Defendants"). Mr. Lewis purchased ninety Assignee Interests in NHP in February 1993 for $180. The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the NHP Partnership Agreement in connection with the sale of four properties by NHP to Capital Senior Living Properties 2-NHPCT, Inc. The complaint seeks, among other relief, rescission of the sale of those properties and unspecified damages. The Company believes the complaint is without merit and is vigorously defending itself in this action. The Company has filed a Motion to Dismiss in this case, which is currently pending. The Company is unable to estimate any liability related to this claim, if any.

     The Company has other pending claims incurred in the normal course of business, that, in the opinion of management, based on the advice of legal counsel, will not have a material effect on the financial statements of the Company.

                       CAPITAL SENIOR LIVING CORPORATION

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and fair values of financial instruments at December 31, 2000 and 1999 are as follows (in thousands):

                                                      2000                    1999
                                              ---------------------   ---------------------
                                              CARRYING                CARRYING
                                               AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                              --------   ----------   --------   ----------
Cash and cash equivalents...................  $ 23,975    $ 23,975    $32,988     $32,988
Line of credit..............................     7,553       7,553     34,000      34,000
Notes payable...............................   181,277     181,277     59,615      59,615

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

15. INVESTMENTS IN LIMITED PARTNERSHIPS

     The investments in limited partnerships balance consists of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
NHP pension notes...........................................  $6,348   $5,761
NHP limited partnership interests...........................       2        2
Triad I limited partner interest............................     158    3,000
Triad II limited partner interest...........................       4       74
Triad III limited partner interest..........................       7      143
Triad IV limited partner interest...........................       7      143
                                                              ------   ------
                                                              $6,526   $9,123
                                                              ======   ======

  HCP:

     During 1998, the Company paid $0.1 million for partnership interests in HCP and as of December 31, 2000, 1999 and 1998, the Company had a 57% ownership in HCP.

  NHP:

     The NHP Notes bear simple interest at 13% per annum and mature on December 31, 2001. Interest is currently paid quarterly at a rate of 7%, with the remaining 6% interest deferred. In fiscal 1998 through September 30, 1998, the Company recorded interest income at 10.5% of the purchase price paid, which was determined based on the discounted amount of principal and interest payments to be made following the maturity date (December 31, 2001) of the NHP Notes (using a six-month lag between maturity and full repayment), due to uncertainties regarding the ultimate realization of the accrued interest. On September 30, 1998, the Company purchased four properties from NHP. NHP in turn redeemed $7.5 million of the Company's investment in the NHP Notes and distributed approximately $5.3 million of deferred interest on such notes. From October 1, 1998 through December 31, 1998, the Company began recording additional income, after giving consideration to current payment of interest, partial redemption of the NHP Notes with accrued interest and the estimated residual value in NHP. This change in estimate resulted in $0.6 million of

                       CAPITAL SENIOR LIVING CORPORATION
additional income in 1998. In the fourth quarter of fiscal 1999, the Company reevaluated the assumptions related to its investment in the NHP Notes, and as a result reduced the income expected to be earned from the NHP Notes. This change in estimate resulted in a $1.2 million reduction in interest income in the fourth quarter of 1999. At December 31, 2000 the effective interest rate on the NHP Notes was 24.6%.

     During 2000, 1999 and 1998, the Company paid $0, $378 and $344, respectively, increasing the ownership of limited partnership units in NHP to 4.8% from 3.9%. In addition, the Company invested $13,500 in NHP Notes, during 1999, bring the Company's ownership of NHP Notes to 33.1%. The Company classifies its investment in NHP Notes as held to maturity.

     Summary financial information regarding the financial position and results of operations of NHP as of December 31 and for the years then ended is as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash........................................................  $  5,493   $  5,553
Property and equipment, net.................................    17,968     18,393
Other assets................................................       293        388
                                                              --------   --------
          Total assets......................................  $ 23,754   $ 24,334
                                                              ========   ========
Pension notes...............................................  $ 20,158   $ 20,158
Interest payable............................................    16,780     14,879
Other liabilities...........................................       494        472
Partnership deficit.........................................   (13,678)   (11,175)
                                                              --------   --------
          Total liabilities and partnership deficit.........  $ 23,754   $ 24,334
                                                              ========   ========

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000      1999      1998
                                                          -------   -------   -------
Net revenue.............................................  $ 5,275   $ 5,323   $13,746
Net income (loss).......................................   (2,474)   (2,474)    3,409

16. ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The components of the allowance for doubtful accounts are as follows (in thousands):

                                                                  DECEMBER 31,
                                                            -------------------------
                                                             2000       1999     1998
                                                            -------   --------   ----
Balance at beginning of year..............................  $ 3,044   $    801   $301
  Provision for bad debts.................................    4,318     15,896    500
  Write-offs and other....................................   (4,271)   (14,353)    --
  Recoveries..............................................      418        700
                                                            -------   --------   ----
Balance at end of year....................................  $ 3,509   $  3,044   $801
                                                            =======   ========   ====

     In the fourth quarter of fiscal 2000 the Company wrote off $1.6 million in notes receivable and $1.4 million in development fees receivable relating to certain communities that were under development for the Triad Entities. In addition, during the fourth quarter of 2000, the Company recorded a write-down on a house and five parcels of land of $1.0 million to record these assets at their estimated net realizable value.

     In the fourth quarter of fiscal 1999, the Company wrote off $3.9 million in notes receivable and $10.5 million in development fees receivable from Triad Entities that were unable to secure financing on favorable terms for the development of their senior living communities. These joint ventures were in various

                       CAPITAL SENIOR LIVING CORPORATION
stages of developing 19 Waterford communities. In addition, the Company acquired five sites currently owned by these joint ventures and the contractual rights to the remaining thirteen sites that were being developed by these joint ventures. Recoveries in 1999 relate to a settlement with the Bankruptcy Trustee for NCA Cambridge on rental income written off prior to August 1996.

17. LEASES

     The Company leases its corporate headquarters under an operating lease expiring in 2002. Additionally, the senior living communities have entered into various contracts for services for duration of 5 years or less and are on a fee basis as services are rendered. Rent expense under these leases was $0.6 million, $0.3 million and $0.3 million for 2000, 1999 and 1998, respectively. Future commitments are as follows (in thousands):

2001.......................................................   $  533
2002.......................................................      365
2003.......................................................       72
2004.......................................................       52
2005.......................................................       19
Thereafter.................................................        1
                                                              ------
                                                              $1,042
                                                              ======

     HCP leases its property and equipment to tenants under noncancelable operating leases. The lease terms expire in 2001 with options to renew for additional five-year terms and options to purchase the leased property at the current fair market value at the end of the initial lease term. The leases generally provide for contingent rentals based on the performance of the property. Contingent rentals aggregated $0.1 million, $0.3 million and $0.3 million in 2000, 1999 and 1998, respectively.

     Minimum rentals for the HCP leases are $2.9 million in 2001, subject to change based on changes in interest rates. There are no minimum rentals thereafter. Property and improvements less accumulated depreciation attributable to such rentals amounted to $6.5 million and $15.4 million at December 31, 2000 and 1999, respectively.

     One of HCP's senior living communities is subject to a master lease with a single operator, HealthSouth. This master lease, as amended, contains a nine-year renewal option and provides for contingent rentals equal to 4% of the revenue differential, as defined, effective January 30, 1997. As of December 31, 2000 and 1999, no contingent rentals have been accrued on the master lease. Although HealthSouth has transferred its rights to three of the four properties under the master lease, HealthSouth has agreed to continue making its full lease payments under the master lease through the end of the lease term of November 30, 2001.

18. SUBSEQUENT EVENT

     On February 9, 2001, the Company announced that it was terminating its merger agreement with ILM II. A tax issue disclosed in ILM II's Form 10-K filed on January 31, 2001 could cause a material adverse change under the merger agreement with ILM II, and therefore put the Company in the position of having to terminate the merger agreement. The Company does not expect to incur any additional costs related to this terminated merger agreement. The Company continues to manage the five ILM II communities pursuant to the existing management agreement.

                               INDEX TO EXHIBITS

     The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           *3.1          -- Amended and Restated Certificate of Incorporation of the
                            Registrant
         (i)3.1.1        -- Amendment to Amended and Restated Certificate of
                            Incorporation of the Registrant (Exhibit 3.1)
           *3.2          -- Amended and Restated Bylaws of the Registrant
         (i)3.2.1        -- Amendments to Amended and Restated Bylaws of the
                            Registrant (Exhibit 3.2)
          *10.1          -- Asset Purchase Agreement, dated as of July 8, 1997, by
                            and between Capital Senior Living Communities, L.P. and
                            Capital Senior Living Corporation
          *10.2          -- Contribution Agreement, dated as of August 1, 1997, by
                            and among Capital Senior Living Corporation, Jeffrey L.
                            Beck, James A. Stroud, Senior Living Trust, and Lawrence
                            A. Cohen
          *10.3          -- Stock Purchase and Stockholders' Agreement, dated as of
                            November 1, 1996, by and among Capital Senior Living
                            Corporation, Jeffrey L. Beck, Senior Living Trust, and
                            Lawrence Cohen
          *10.4          -- Amended and Restated Exchange Agreement, dated as of June
                            30, 1997, by and between Lawrence A. Cohen and Jeffrey L.
                            Beck
          *10.5          -- Amended and Restated Exchange Agreement, dated as of June
                            30, 1997, by and among Lawrence A. Cohen and James A.
                            Stroud
        (m)10.6          -- 1997 Omnibus Stock and Incentive Plan for Capital Senior
                            Living Corporation, as amended (Exhibit 4.1)
        (m)10.6.1        -- Form of Stock Option Agreement (Exhibit 4.2)
          *10.7          -- Senior Living Agreement, by and between Capital Senior
                            Living, Inc. and New World Development (China) Limited
          *10.8          -- Amended and Restated Loan Agreement, dated as of June 30,
                            1997, by and between Lehman Brothers Holdings Inc.,
                            d/b/a/ Lehman Capital, A Division of Lehman Brothers
                            Holdings Inc., and Capital Senior Living Communities,
                            L.P.
          *10.9          -- Amended and Restated Employment Agreement, dated as of
                            May 7, 1997, by and between Capital Senior Living, Inc.
                            and Jeffrey L. Beck
          *10.10         -- Amended and Restated Employment Agreement, dated as of
                            May 7, 1997, by and between Capital Senior Living, Inc.
                            and James A. Stroud
          *10.11         -- Employment Agreement, dated as of November 1, 1996, by
                            and between Capital Senior Living Corporation and
                            Lawrence A. Cohen
          *10.12         -- Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and David R.
                            Brickman
          *10.13         -- Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and Keith N.
                            Johannessen
          *10.14         -- Engagement Letter, dated as of June 30, 1997, by and
                            between Lehman Brothers Holdings Inc. d/b/a Lehman
                            Capital, A Division of Lehman Brothers Holdings Inc. and
                            Capital Senior Living Corporation
          *10.15         -- Lease Agreement, dated as of June 1, 1997, by and between
                            G&L Gardens, LLC, as lessor, and Capital Senior
                            Management 1, Inc., as lessee

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          *10.16         -- Pre-Opening Consulting Agreement, dated as of June 16,
                            1997, by and between The Emmaus Calling, Inc., as owner,
                            and Capital Senior Management 1, Inc., as consultant
          *10.17         -- Management Agreement, dated as of February 1, 1995, by
                            and between Capital Senior Living Communities, L.P., as
                            owner, and Capital Senior Living, Inc., as manager,
                            regarding Canton Regency Retirement Community, in Canton,
                            Ohio
          *10.18         -- Management Agreement, dated as of February 1, 1995, by
                            and between Capital Senior Living Communities, L.P., as
                            owner, and Capital Senior Living, Inc., as manager,
                            regarding Cottonwood Village, in Cottonwood, Arizona
          *10.19         -- Management Agreement, dated as of February 1, 1995, by
                            and between Capital Senior Living Communities, L.P., as
                            owner, and Capital Senior Living, Inc., as manager,
                            regarding The Harrison At Eagle Valley, in Indianapolis,
                            Indiana
          *10.20         -- Management Agreement, dated as of February 1, 1995, by
                            and between Capital Senior Living Communities, L.P., as
                            owner and Capital Senior Living, Inc., as manager,
                            regarding Towne Centre, in Merrillville, Indiana
          *10.21         -- Management Agreement, dated as of August 1, 1996, by and between Capital Senior Living, Inc., as manager, and
                            Cambridge Nursing Home Limited Liability Company, as
                            lessee
          *10.22         -- Management Agreement, dated as of April 1, 1996, by and between Buckner Retirement Services, Inc. and Capital
                            Senior Management 1, Inc.
          *10.23         -- Management Agreement, dated as of May 23, 1997, by and
                            between The Emmaus Calling, Inc., as owner, and Capital
                            Senior Management 1, Inc., as manager
          *10.24         -- Property Management Agreement, dated as of February 1,
                            1995, by and between NHP Retirement Housing Partners I
                            Limited Partnership, as owner, and Capital Senior Living,
                            Inc., as agent
          *10.25         -- Management Agreement, dated as of April 1, 1997, by and between Buckner Retirement Services, Inc. and Capital
                            Senior Management 1, Inc.
          *10.26         -- Management Agreement, dated as of November 30, 1992, by and between Capital Realty Group Senior Housing, Inc.
                            d/b/a Capital Senior Living, Inc., as manager, and
                            Jacques-Miller Healthcare Properties, L.P., as owner
          *10.27         -- Management Agreement, dated as of July 29, 1996, by and between ILM I Lease Corporation, as owner, and Capital
                            Senior Management 2, Inc., as manager, and Capital Senior
                            Living, Inc., as guarantor
          *10.28         -- Management Agreement, dated as of July 29, 1996, by and between ILM II Lease Corporation, as owner, and Capital
                            Senior Management 2, Inc., as manager, and Capital Senior
                            Living, Inc., as guarantor
          *10.29         -- Development Agreement, by and between Capital Senior
                            Development, Inc., as developer, and Tri Point
                            Communities, L.P., as owner
          *10.30         -- Development and Turnkey Services Agreement, dated as of
                            September 1, 1997, by and between Capital Senior
                            Development Corporation and Tri-Point Communities, L.P.
          *10.31         -- Management Agreement, by and between Tri Point
                            Communities, L.P., as owner, and Capital Senior Living,
                            Inc.
        (a)10.32         -- Amended and Restated Loan Agreement, dated as of December
                            10, 1997, by and between Bank One, Texas, N.A. and
                            Capital Senior Living Properties, Inc.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        (a)10.33         -- Alliance Agreement, dated as of December 10, 1997, by and between LCOR Incorporated and Capital Senior Living
                            Corporation
        (a)10.34         -- Development Agreement, dated as of December 10, 1997, by and between Capital Senior Development, Inc. and Tri
                            Point Communities, L.P., regarding senior living
                            community in San Antonio, Texas
        (a)10.35         -- Development Agreement, dated as of February 3, 1998, by and between Capital Senior Development, Inc. and Tri
                            Point Communities, L.P., regarding senior living
                            community in Shreveport, Louisiana
        (a)10.36         -- Management Agreement, dated as of December 23, 1997, by and between Tri Point Communities, L.P. and Capital
                            Senior Living, Inc., regarding senior living community in
                            San Antonio, Texas
        (a)10.37         -- Management Agreement, dated as of February 3, 1998, by
                            and between Tri Point Communities, L.P. and Capital
                            Senior Living, Inc., regarding senior living community in
                            Shreveport, Louisiana
        (b)10.38         -- Draw Promissory Note, dated April 1, 1998, of Triad
                            Senior Living I, L.P. in favor of Capital Senior Living
                            Properties, Inc.
        (c)10.39         -- Draw Promissory Note, dated September 24, 1998, of Triad
                            Senior Living II, L.P., in favor of Capital Senior Living
                            Properties, Inc. (Exhibit 10.1)
        (d)10.40         -- Asset Purchase Agreement, dated as of July 24, 1998, by and between Capital Senior Living Properties, Inc. and
                            NHP Retirement Housing Partners I Limited Partnership
                            (Exhibit 2.1)
        (d)10.41         -- Assignment and Amendment to Asset Purchase Agreement,
                            effective as of September 29, 1998, by and among NHP
                            Retirement Housing Partners I Limited Partnership,
                            Capital Senior Living Properties, Inc., and Capital
                            Senior Living Properties 2-NHPCT, Inc. (Exhibit 2.2)
        (d)10.42         -- Loan Agreement, dated as of September 30, 1998, by and
                            between Capital Senior Living Properties 2-NHPCT, Inc.
                            and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, a
                            division of Lehman Brothers Holdings Inc. (Exhibit 2.3)
        (e)10.43         -- Asset Purchase Agreement, dated as of July 28, 1998, by and between Capital Senior Living Properties, Inc. and
                            Gramercy Hill Enterprises (Exhibit 2.1)
        (e)10.44         -- Asset Purchase Agreement, dated as of July 28, 1998, by and between Capital Senior Living Properties, Inc. and
                            Tesson Heights Enterprises (Exhibit 2.2)
        (e)10.45         -- Assumption and Release Agreement, effective as of October
                            28, 1998, among Gramercy Hill Enterprises, Andrew C.
                            Jacobs, Capital Senior Living Properties 2-Gramercy,
                            Inc., Capital Senior Living Corporation and Fannie Mae
                            (Exhibit 2.4)
        (e)10.46         -- Multifamily Note, dated December 4, 1997, of Gramercy
                            Hill Enterprises in favor of Washington Mortgage
                            Financial Group, Ltd. (Exhibit 2.5)
        (e)10.47         -- Multifamily Deed of Trust, dated December 4, 1997, among
                            Gramercy Hill Enterprises, Ticor Title Insurance Company
                            and Washington Mortgage Financial Group, Inc. (Exhibit
                            2.6)
        (e)10.48         -- Multifamily Note, dated October 28, 1998, of Capital
                            Senior Living Properties 2-Gramercy, Inc. in favor of WMF
                            Washington Mortgage Corp. (Exhibit 2.7)
        (e)10.49         -- Multifamily Deed of Trust, Assignment of Rents and
                            Security Agreement, dated October 28, 1998, among Capital
                            Senior Living Properties 2-Gramercy, Inc., Chicago Title
                            Insurance Company and WMF Washington Mortgage Corp.
                            (Exhibit 2.8)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        (f)10.50         -- Employment Agreement, dated as of December 10, 1996, by and between Capital Senior Living, Inc. and Rob L.
                            Goodpaster (Exhibit 10.50)
        (f)10.51         -- Draw Promissory Note dated November 1, 1998 of Triad
                            Senior Living III, L.P., in favor of Capital Senior
                            Living Properties, Inc. (Exhibit 10.51)
        (f)10.52         -- Draw Promissory Note dated December 30, 1998 of Triad
                            Senior Living IV, L.P., in favor of Capital Senior Living
                            Properties, Inc. (Exhibit 10.52)
        (f)10.53         -- Form of Development and Turnkey Services Agreement by and
                            between Capital Senior Development, Inc. and applicable
                            Triad Entity (Exhibit 10.53)
        (f)10.54         -- Form of Development Agreement by and between Capital
                            Senior Development, Inc. and applicable Triad Entity
                            (Exhibit 10.54)
        (f)10.55         -- Form of Management Agreement by and between Capital
                            Senior Living, Inc. and applicable Triad Entity ( Exhibit
                            10.55)
        (f)10.56         -- Agreement of Limited Partnership of Triad Senior Living
                            I, L.P. dated April 1, 1998 (Exhibit 10.56)
        (f)10.57         -- Agreement of Limited Partnership of Triad Senior Living
                            II, L.P. dated September 23, 1998 (Exhibit 10.57)
        (f)10.58         -- Agreement of Limited Partnership of Triad Senior Living
                            III, L.P. dated November 10, 1998 (Exhibit 10.58)
        (f)10.59         -- Agreement of Limited Partnership of Triad Senior Living
                            IV, L.P. dated December 22, 1998 (Exhibit 10.59)
        (g)10.60         -- 1999 Amended and Restated Loan Agreement, dated as of
                            April 8, 1999, by and among Capital Senior Living
                            Properties, Inc., Bank One, Texas, N.A. and the other
                            Lenders signatory thereto (Exhibit 10.1)
        (g)10.61         -- Amended and Restated Draw Promissory note, dated March
                            31, 1999, of Triad Senior Living I, L.P., in favor of
                            Capital Senior Living Properties, Inc. (Exhibit 10.2)
        (g)10.62         -- Amended and Restated Draw Promissory Note (Fairfield),
                            dated January 15, 1999, of Triad Senior Living II, L.P.,
                            in favor of Capital Senior Living Properties, Inc.
                            (Exhibit 10.3)
        (g)10.63         -- Amended and Restated Draw Promissory Note (Baton Rouge),
                            dated January 15, 1999, of Triad Senior Living II, L.P.,
                            in favor of Capital Senior Living Properties, Inc.
                            (Exhibit 10.4)
        (g)10.64         -- Amended and Restated Draw Promissory Note (Oklahoma
                            City), dated January 15, 1999, of Triad Senior Living II,
                            L.P., in favor of Capital Senior Living Properties, Inc.
                            (Exhibit 10.5)
        (h)10.65         -- Amended and Restated Draw Promissory Note dated June 30,
                            1999 of Triad Senior Living I, L.P. in favor of Capital
                            Senior Living Properties, Inc. (Exhibit 10.1)
        (h)10.66         -- Amended and Restated Draw Promissory Note (Plano, Texas)
                            dated January 15, 1999 of Triad Senior Living II, L.P. in
                            favor of Capital Senior Living Properties, Inc. (Exhibit
                            10.2)
        (h)10.67         -- Letter Agreement dated July 28, 1999 among the Company
                            and ILM Senior Living, Inc. and ILM II Senior Living,
                            Inc. (Exhibit 10.3)
        (i)10.68         -- Draw Promissory Note dated July 1, 1999 of Triad Senior
                            Living V, L.P. in favor of Capital Senior Living
                            Properties, Inc. (Exhibit 10.1)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        (i)10.69         -- First Amendment to Amended and Restated Employment
                            Agreement of James A. Stroud, dated March 22, 1999, by
                            and between James A. Stroud and Capital Senior Living
                            Corporation (Exhibit 10.2)
        (i)10.70         -- Second Amendment to Amended and Restated Employment
                            Agreement of James A. Stroud, dated May 31, 1999, by and
                            between James A. Stroud and Capital Senior Living
                            Corporation (Exhibit 10.3)
        (i)10.71         -- Employment Agreement, dated May 26, 1999, by and between
                            Lawrence A. Cohen and Capital Senior Living Corporation
                            (Exhibit 10.4)
        (j)10.72         -- Agreement and Plan of Merger, dated February 7, 1999, by and among Capital Senior Living Corporation, Capital
                            Senior Living Acquisition, LLC, Capital Senior Living
                            Trust I and ILM Senior Living, Inc. (Exhibit 1)
        (k)10.73         -- Agreement and Plan of Merger, dated February 7, 1999, by and among Capital Senior Living Corporation, Capital
                            Senior Living Acquisition, LLC, Capital Senior Living
                            Trust I and ILM II Senior Living, Inc. (Exhibit 1)
        (l)10.74         -- Amended and Restated Agreement and Plan of Merger, dated
                            October 19, 1999, by and among Capital Senior Living
                            Corporation, Capital Senior Living Acquisition, LLC and
                            ILM Senior Living, Inc. (Exhibit 1)
        (m)10.75         -- Amended and Restated Agreement and Plan of Merger, dated
                            October 19, 1999, by and among Capital Senior Living
                            Corporation, Capital Senior Living Acquisition, LLC and
                            ILM II Senior Living, Inc. (Exhibit 1)
        (o)10.76         -- Employment Agreement, dated May 25, 1999, by and between
                            Ralph A. Beattie and Capital Senior Living Corporation
                            (Exhibit 10.76)
        (o)10.77         -- Consulting/Severance Agreement, dated May 20, 1999, by
                            and between Jeffrey L. Beck and Capital Senior Living
                            Corporation (Exhibit 10.77)
        (o)10.78         -- Second Amended and Restated Agreement of Limited
                            Partnership of Triad Senior Living I, L.P. (Exhibit
                            10.78)
        (p)10.79         -- Form of GMAC Loan Agreement, Promissory Note and
                            Exceptions to Nonrecourse Guaranty (Exhibit 10.1)
        (p)10.80         -- Newman Pool B Loan Agreement, Promissory Note and
                            Guaranty (Exhibit 10.2)
        (p)10.81         -- Newman Pool C Loan Agreement, Promissory Note and
                            Guaranty (Exhibit 10.3)
        (p)10.82         -- First Amendment to Triad II Partnership Agreement
                            (Exhibit 10.4)
        (p)10.83         -- Second Modification to the Bank One Loan Agreement
                            (Exhibit 10.5)
        (p)10.84         -- Assignment of Note, Liens and Other Loan Documents
                            between Fleet National Bank and CSLI (Exhibit 10.6)
        (q)10.85         -- Second Amendment to Amended and Restated Agreement and
                            Plan of Merger, dated November 28, 2000 (Exhibit 10.1)
        (q)10.86         -- First Amendment to Agreement, dated November 28, 2000
                            (Exhibit 10.2)
        (r)10.87         -- Assignment of Partnership Interest, dated as of October
                            1, 2000, by and between Capital Senior Living Properties,
                            Inc., a Texas corporation, and Triad Senior Living, Inc.,
                            a Texas limited partnership.
        (r)10.88         -- Assignment of Partnership Interest, dated as of October
                            1, 2000, by and between Capital Senior Living Properties,
                            Inc., a Texas corporation, and Triad Senior Living II,
                            L.P., a Texas limited partnership.
        (r)10.89         -- Assignment of Partnership Interest, dated as of October
                            1, 2000, by and between Capital Senior Living Properties,
                            Inc., a Texas corporation, and Triad Senior Living III,
                            L.P., a Texas limited partnership.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        (r)10.90         -- Assignment of Partnership Interest, dated as of October
                            1, 2000, by and between Capital Senior Living Properties,
                            Inc., a Texas corporation, and Triad Senior Living IV,
                            L.P., a Texas limited partnership.
        (r)10.91         -- Assignment of Partnership Interest, dated as of October
                            1, 2000, by and between Capital Senior Living Properties,
                            Inc., a Texas corporation, and Triad Senior Living V,
                            L.P., a Texas limited partnership.
        (r)21.1          -- Subsidiaries of the Company
        (r)23.1          -- Consent of Ernst & Young LLP
        (r)23.2          -- Consent of KPMG LLP

---------------

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

(o) Incorporated by reference to the exhibit shown in parenthesis from the Company's Annual Report on Form 10-K, dated March 30, 2000, filed by the Company with the Securities and Exchange Commission.

(p) Incorporated by reference to the exhibit shown in parenthesis from the Company's Current Report on Form 8-K, dated August 15, 2000, filed by the Company with the Securities and Exchange Commission.

(q) Incorporated by reference to the exhibit shown in parenthesis from the Company's Current Report on Form 8-K, dated November 28, 2000, filed by the Company with the Securities and Exchange Commission.

(r)  Filed herewith.