Form 10-Q
period 2001-03-31
CAPITAL SENIOR LIVING CORP
filed 2001-05-14
CIK 1043000

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      Quarterly Report pursuant to Section 13
         or 15(d) of the Securities Exchange Act or 1934

For the quarterly period ended March 31, 2001

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


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

As of May 11, 2001, the Registrant had outstanding 19,717,347 shares of its Common Stock, $.01 par value.

                        CAPITAL SENIOR LIVING CORPORATION

                                      INDEX

                                                                                                 PAGE
                                                                                                 NUMBER
                                                                                                 ------
Part I.  Financial Information

         Item 1.      Financial Statements

                      Consolidated Balance Sheets -  -
                      March 31, 2001 and December 31, 2000                                        3

                      Consolidated Statements of Income -  -
                      Three Months Ended March 31, 2001 and 2000                                  4

                      Consolidated Statements of Cash Flows  -   -
                      Three Months Ended March 31, 2001 and 2000                                  5

                      Notes to Consolidated Financial Statements                                  6

         Item 2.      Management's Discussion and Analysis of Financial

                      Condition and Results of Operations                                        10

         Item 3.      Quantitative and Qualitative Disclosures About

                      Market Risk                                                                16

Part II. Other Information

         Item 1.      Legal Proceedings                                                          17

         Item 6.      Exhibits and Reports on Form 8-K                                           17

Signature

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                        CAPITAL SENIOR LIVING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                        MARCH 31,      DECEMBER 31,
                                                                                          2001             2000
                                                                                   ----------------  ----------------
                                      ASSETS                                           (UNAUDITED)       (AUDITED)
    Current assets:
          Cash and cash equivalents...........................................          $    16,725       $    23,975
          Accounts receivable, net............................................                3,108             3,221
          Accounts receivable from affiliates.................................                4,005             3,764
          Interest receivable.................................................                2,994             2,074
          Federal and state income taxes receivable...........................                3,718             3,728
          Deferred taxes......................................................                1,208             1,208
          Prepaid expenses and other..........................................                  954             1,935
                                                                                   ----------------  ----------------
                Total current assets..........................................               32,712            39,905
    Property and equipment, net...............................................              204,002           204,764
    Deferred taxes............................................................                8,771             8,872
    Notes receivable..........................................................                  570               570
    Notes receivable from affiliates..........................................               47,309            43,388
    Investments in limited partnerships.......................................                6,247             6,526
    Assets held for sale......................................................                6,920             6,920
    Other assets..............................................................                7,726             7,599
                                                                                   ----------------  ----------------
                Total assets..................................................          $   314,257       $   318,544
                                                                                   ================  ================

                       LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
          Accounts payable....................................................          $     2,618       $     3,907
          Accrued expenses....................................................                3,275             3,194
          Current portion of notes payable....................................                6,547             4,770
          Customer deposits...................................................                1,025             1,012
                                                                                   ----------------  ----------------
                Total current liabilities.....................................               13,465            12,883
    Deferred income from affiliates...........................................                2,161             2,241
    Notes payable, net of current portion.....................................              173,222           176,507
    Line of credit............................................................                7,553             7,553
    Minority interest in consolidated partnership.............................                6,641             8,572
    Commitments and contingencies
    Shareholders' equity:
          Preferred stock, $.01 par value:
                Authorized shares 15,000,000; no shares issued or outstanding.                   --                --
          Common stock, $.01 par value:
                Authorized shares 65,000,000; issued and outstanding
                19,717,347 at March 31, 2001 and December 31, 2000............                  197               197
          Additional paid-in capital..........................................               91,935            91,935
          Retained earnings...................................................               19,083            18,656
                                                                                   ----------------  ----------------
                Total shareholders' equity....................................              111,215           110,788
                                                                                   ----------------  ----------------
                Total liabilities and shareholders' equity....................          $   314,257       $   318,544
                                                                                   ================  ================

                             See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                           THREE MONTHS ENDED MARCH 31,
                                                           -------------------------------
                                                                2001             2000
                                                          ---------------  ---------------
                                                            (UNAUDITED)      (UNAUDITED)
Revenues:
      Resident and healthcare revenue................          $   16,040      $    10,267
      Rental and lease income........................               1,031              993
      Unaffiliated management services revenue.......                 504              726
      Affiliated management services revenue.........                 387              120
      Unaffiliated development fees..................                  24              241
      Affiliated development fees....................                  57              163
                                                          ---------------  ---------------
          Total revenues.............................              18,043           12,510

Expenses:
      Operating expenses.............................               9,304            6,234
      General and administrative expenses............               3,114            2,147
      Depreciation and amortization..................               1,743            1,034
                                                          ---------------  ---------------
          Total expenses.............................              14,161            9,415
                                                          ---------------  ---------------

Income from operations...............................               3,882            3,095

Other income (expense):
      Interest income................................               1,541            1,378
      Interest expense...............................              (4,249)          (1,959)
      Equity in the losses of affiliates.............                (253)              --
      Gain on sale of properties.....................                  --              303
                                                          ---------------  ---------------
Income before income taxes and minority interest in
      consolidated partnership.......................                 921            2,817
Provision for income taxes...........................                (262)            (890)
                                                          ---------------  ---------------
Income before minority interest in consolidated
      partnership....................................                 659            1,927
Minority interest in consolidated partnership........                (232)            (455)
                                                          ---------------  ---------------
Net income...........................................          $      427      $     1,472
                                                          ===============  ===============
Net income per share:
      Basic..........................................           $    0.02      $      0.07
                                                          ===============  ===============
      Diluted........................................           $    0.02      $      0.07
                                                          ===============  ===============
      Weighted average shares outstanding - basic....              19,717           19,717
                                                          ===============  ===============
      Weighted average shares outstanding - diluted..              19,717           19,746
                                                          ===============  ===============

                             See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                 ----------------------------
                                                                                  2001                2000
                                                                            ---------------    -----------------
                                                                               (UNAUDITED)        (UNAUDITED)
    OPERATING ACTIVITIES
    Net income..........................................................         $       427        $      1,472
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization.................................               1,743               1,034
          Amortization of deferred financing charges....................                 234                  46
          Gain on sale of assets........................................                  --                (303)
          Equity in the losses of affiliates............................                 253                  --
          Minority interest in consolidated partnership.................                 232                 455
          Deferred tax expense..........................................                 101                 101
          Deferred income from affiliates...............................                 (80)                185
          Changes in operating assets and liabilities, net of acquisitions:
              Restricted cash...........................................                  --              (2,274)
              Accounts receivable.......................................                 113                 794
              Accounts receivable from affiliates.......................                (241)                822
              Interest receivable.......................................                (920)               (198)
              Prepaid expenses and other................................                 981                  22
              Other assets..............................................                (383)               (681)
              Federal and state income taxes............................                  10                 801
              Accounts payable and accrued expenses.....................              (1,208)             (1,267)
              Customer deposits.........................................                  13                  17
                                                                            ----------------   -----------------
    Net cash provided by operating activities...........................               1,275               1,026
    INVESTING ACTIVITIES
    Capital expenditures................................................                (959)               (302)
    Proceeds from the sale of assets....................................                  --               2,279
    Advances to affiliates..............................................              (3,997)             (4,455)
    Distribution from (investments in) limited partnership..............                 102                (202)
                                                                            ----------------   -----------------
    Net cash used in investing activities...............................              (4,854)             (2,680)
    FINANCING ACTIVITIES
    Proceeds from notes payable and line of credit......................                  --                 206
    Repayment of notes payable..........................................              (1,508)               (411)
    Distributions to minority partners..................................              (2,163)                --
    Deferred loan charges refunded......................................                  --                 (51)
                                                                            ----------------   -----------------
    Net cash used in financing activities...............................              (3,671)               (256)
                                                                            ----------------   -----------------
    Decrease in cash and cash equivalents...............................              (7,250)             (1,910)
    Cash and cash equivalents at beginning of period....................              23,975              32,988
                                                                            ----------------   -----------------
    Cash and cash equivalents at end of period..........................        $     16,725        $     31,078
                                                                            ================   =================

    SUPPLEMENTAL DISCLOSURES:
    Cash paid during the period for:
           Interest.....................................................        $      3,985        $      2,083
                                                                            ================   =================
           Income taxes.................................................        $        164        $         30
                                                                            ================   =================

                             See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

Capital Senior Living Corporation, a Delaware corporation, (the "Company") was incorporated on October 25, 1996. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated balance sheet, as of December 31, 2000, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2000, and the accompanying unaudited consolidated financial statements, as of March 31, 2001 and 2000, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2001.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2001, and results of operations and cash flows for the three months ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results for the year ending December 31, 2001.

The Financial Accounting Standards Board issued Statement 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities" in June 1998.
The Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Because of the Company's minimal use of derivatives the adoption of FAS 133 by the Company in the first quarter of fiscal 2001 did not have a material effect on the Company's earnings or financial position.

2.       TRANSACTIONS WITH AFFILIATES

The Company has entered into development and management agreements with the partnerships set out below (the "Triad Entities") for the development and management of new senior living communities. The Triad Entities own and finance the construction of the new senior living communities. The communities are primarily Waterford communities. The development of senior living communities typically involves a substantial commitment of capital over a 12-month construction period during which time no revenues are generated, followed by a 18- to 24-month lease up period. The Company is accounting for these investments under the equity method of accounting based on the provisions of the Triad Entities partnership agreements.

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table, as of March 31, 2001, sets forth the percentage ownership and capital investment the Company has in each of the Triad Entities, information related to loans made by the Company to each Triad Entity and information on deferred income related to each Triad Entity (dollars in thousands):

                                                        Notes Receivable                      Deferred Income
                                        ------------------------------------------------------------------------------
                    LP
                Ownership    Capital   Committed                          Interest          Development   Management
    Entity       Interest   Investment   Amount    Balance    Maturity     Rate    Interest     Fees         Fees
    ------       --------   ----------   ------    -------    --------     ----    --------     ----         ----
 Triad Senior
  Living I,
     L.P.
  (Triad I)        1.0%       $ --        $ --   $ 10,321       --         8.0%    $ 178      $ 380         $110

 Triad Senior
  Living II,
     L.P.                                                    September 25,
  (Triad II)       1.0          --      15,000     13,377       2003       8.0       266        220            1

 Triad Senior
 Living III,
     L.P.                                                     February 8,
 (Triad III)       1.0          --      15,000     12,757       2004       8.0       233        424            1

 Triad Senior
  Living IV,
     L.P.                                                    December 30,
  (Triad IV)       1.0          --      10,000      7,268       2003       8.0       138        120           --

 Triad Senior
Living V, L.P.
  (Triad V)                                                   June 30
                   1.0          --      10,000      3,586       2004       8.0        56         32           --

The Company typically receives a development fee of 4% of project costs, as well as reimbursement of expenses and overhead not to exceed 4% of project costs. These fees are recorded over the term of the development project on a basis approximating the percentage of completion method. In addition, when properties become operational, the Company typically receives management fees in an amount equal to the greater of 5% of gross revenues or $5,000 per month per community, plus overhead expenses.

The Company has the option to purchase the partnership interests of the other parties in each of the Triad Entities, except in Triad I, for an amount equal to the amount paid for the partnership interest by the other partners, plus a noncompounded return of 12% per annum. In addition, each Triad Entity, except Triad I, provides the Company with an option to purchase the communities developed by the applicable partnership upon such community's completion for an amount equal to the fair market value (based on a third-party appraisals but not less than hard and soft costs and lease-up costs) of the community.

In December 1999, Triad I completed a recapitalization in which an affiliate of Lehman Brothers purchased from a third party 80% of the limited partnership interests in Triad I. The Company has the option to purchase the Triad I communities prior to December 31, 2001 for an amount specified in the partnership agreement, has an option to purchase the partnership interest of the other partners for an amount specified in the partnership agreement and is subject to the buy-sell provisions of the partnership agreement. The Company continues to manage the communities in the Triad I partnership. The

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company has made no determination as to whether it will exercise any of these purchase options.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share amounts):

                                                          Three Months Ended
                                                               March 31,
                                                     --------------------------
                                                           2000            2000
                                                     ------------  ------------
      Net income                                       $     427     $    1,472
      Weighted average shares outstanding - basic         19,717         19,717
      Effect of dilutive securities:
          Employee stock options                              --             29
                                                     -----------   -----------
      Weighted average shares outstanding - diluted       19,717         19,746

         Basic earnings per share                      $    0.02     $     0.07
                                                     ===========   ============
         Diluted earnings per share                    $    0.02     $     0.07
                                                     ===========   ============

Options to purchase 1.0 million shares of common stock at prices ranging from $3.63 to $13.50 per share were not included in the computation of diluted earnings per share because the average daily price of the common stock during the first three months of fiscal 2001 did not exceed the exercise price of the options, and therefore, the effect would be antidulitive.

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

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The results of operations for the above acquisitions are included in the Company's statement of income from the date of acquisition.

         The following pro forma consolidated results of operations for the three months ended March 31, 2000, have been prepared as if the above-mentioned acquisitions had occurred on January 1, 2000, and are as follows (in thousands):

                                                                2000
                                                             ----------
             Net sales                                       $   17,887
             Net income                                             825
             Net income per share - basic                    $     0.04
             Net income per share - diluted                  $     0.04

     The unaudited pro forma consolidated amounts are presented for informational purposes only and do not necessarily reflect the financial position or results of operations of the Company that would have actually resulted had the acquisitions occurred on January 1, 2000.

    On February 9, 2001, the Company announced that it was terminating its merger agreement with ILM II Senior Living, Inc. ("ILM II'). A tax issue disclosed in ILM II's Form 10-K filed on January 31, 2001 could cause a material adverse change under the merger agreement with ILM II, and therefore put the Company in the position of having to terminate the merger. The Company does not expect to incur any additional costs related to this terminated merger. The Company continues to manage the five ILM II communities pursuant to the existing management agreement.

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

                                 MARCH 31, 2001

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis addresses (i) the Company's results of operations for the three months ended March 31, 2001 and 2000, respectively, and
(ii) liquidity and capital resources of the Company and should be read in conjunction with the Company's consolidated financial statements contained elsewhere in this report.

The Company generates revenue from a variety of sources. For the three months ended March 31, 2001, the Company's revenue was derived as follows: 88.9% from the operation of 19 owned senior living communities that are operated by the Company; 5.7% from lease rentals for triple net leases; 5.0% from management fees arising from management services provided for 17 affiliate owned senior living communities and 11 third party owned senior living communities and 0.4% derived from development fees earned for managing the development and construction of new senior living communities for the Triad Entities.

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

The Company's triple net leases extend through the year 2001 for five of its owned communities (three of which were sold in fiscal 2000), to 2006 for one of its owned communities and two communities leases expired in fiscal 2000. The Company is currently attempting to renew one of the expired leases with the current operator and the Company has renewed the other lease with a new operator. The base payments under these leases are fixed and are not subject to change based upon the operating performance of these communities. Following termination of the lease agreements, unless the operators extend their leases, the Company may either convert and operate the communities as assisted living and Alzheimer's care communities, sell the communities or evaluate other alternatives.

The Company's current management contracts expire on various dates through January 2011 and provide for management fees based generally upon rates that vary by contract from 4% of net revenues to 7% of net revenues. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community.

                        CAPITAL SENIOR LIVING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATONS (CONTINUED)

The Company's development fees are generally based upon a percentage of construction costs and are earned over the period commencing with the initial development activities and ending with the opening of the community. As of March 31, 2001, development fees have been earned for services performed on three communities under development for the Triad Entities.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, selected statements of income data in thousands of dollars and expressed as a percentage of total revenues.

                                                                        THREE MONTHS ENDED
                                                                              MARCH 31,
                                                              --------------------------------------
                                                                       2001               2000
                                                              ------------------  ------------------
                                                                   $          %       $           %
                                                             ---------  --------  --------  --------
      Revenues:
           Resident and healthcare revenue..                  $ 16,040      88.9  $ 10,267      82.1
           Rental and lease income..........                     1,031       5.7       993       7.9
           Unaffiliated management service
                revenue.....................                       504       2.8       726       5.8
           Affiliated management service
              revenue.......................                       387       2.2       120       1.0
           Unaffiliated development fees....                        24       0.1       241       1.9
           Affiliated development fees......                        57       0.3       163       1.3
                                                             ---------  --------  --------  --------
           Total revenue....................                    18,043     100.0    12,510     100.0

      Expenses:
           Operating expenses...............                     9,304      51.6     6,234      49.8
           General and administrative expenses                   3,114      17.2     2,147      17.2
           Depreciation and amortization....                     1,743       9.7     1,034       8.3
                                                             ---------  --------  --------  --------
                      Total expenses........                    14,161      78.5     9,415      75.3
                                                             ---------  --------  --------  --------

      Income from operations ...............                     3,882      21.5     3,095      24.7

      Other income (expense):
           Interest income..................                     1,541       8.5     1,378      11.0
           Interest expense.................                    (4,249)    (23.5)   (1,959)    (15.6)
           Equity in the losses of affiliates                     (253)     (1.4)        --        --
           Gain on sales of assets..........                        --        --       303       2.4
                                                             ---------  --------  --------  --------
      Income before income taxes and minority
           interest in consolidated partnership                    921       5.1     2,817      22.5
      Provision for income taxes............                      (262)     (1.4)     (890)     (7.1)
                                                             ---------  --------  --------  --------
      Income before minority interest in consolidated
           partnership..........                                   659       3.7     1,927      15.4
      Minority interest in consolidated partnership               (232)     (1.3)     (455)     (3.6)
                                                             ---------  --------  --------  --------
      Net income............................                     $ 427       2.4   $ 1,472      11.8
                                                             =========  ========  ========  ========

                        CAPITAL SENIOR LIVING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATONS (CONTINUED)


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

REVENUES. Total revenues were $18.0 million in the three months ended March 31, 2001 compared to $12.5 million for the three months ended March 31, 2000, representing an increase of $5.5 million or 44.0%. This increase in revenue is primarily the result of a $5.8 million increase in resident and healthcare revenue, offset by a decease of $0.3 million in development fee revenue. The increase in resident and healthcare revenue reflects revenue from the eight communities that were acquired in the third quarter of fiscal 2000. The decease in development fee revenue reflects the Company's strategic initiative aimed at discontinuing the use of joint ventures for future development. During the first quarter of fiscal 2001, the Company received development fee revenue on three communities compared to 15 communities in the first quarter of fiscal 2000.

EXPENSES. Total expenses were $14.2 million in the first quarter of fiscal 2001 compared to $9.4 million in the first quarter of fiscal 2000, representing an increase of $4.8 million or 51.1%. This increase is primarily due to the operations related to the eight communities acquired in the third quarter of fiscal 2000 and slightly higher operating costs at the Company's senior living communities.

OTHER INCOME AND EXPENSE. Other income and expense decreased $2.7 million due to an increase in interest expense of $2.3 million, startup losses of $0.3 million related to the Company's equity in affiliates, a reduction in the gain on sale of assets of $0.3 million offset by an increase in interest income of $0.2 million. The increase in interest expense reflects additional debt incurred by the Company as a result of the Company acquiring the eight communities and refinancing three of the Company's owned communities. The Company's equity in the losses of affiliates represents the Company's share of the startup losses incurred by the Triad Entities. The gain on sale in fiscal 2000 relates to the sale of a community owned by HealthCare Properties, L.P. ("HCP"). Interest income increased primarily as a result of additional loans outstanding to the Triad Entities.

PROVISION FOR INCOME TAXES. Provision for income taxes in the first quarter of fiscal 2001 was $0.3 million or 38.0% of taxable income, compared to $0.9 million or 37.7% of taxable income in the comparable quarter for 2000. The effective tax rates for the first quarter of 2001 and 2000 differ from the statutory tax rates because of state income taxes and permanent tax differences.

MINORITY INTEREST. Minority interest decreased $0.2 million primarily due to the sale of one of the HCP communities in fiscal 2000 and a decrease in net income at HCP in the first quarter of fiscal 2001 compared to fiscal 2000. The sale of the HCP community increased minority interest in fiscal 2000 by approximately $0.1 million.

NET INCOME. As a result of the foregoing factors, net income decreased $1.1 million to $0.4 million for the three months ended March 31, 2001, as compared to $1.5 million for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

In addition to approximately $16.7 million of cash balances on hand as of March 31, 2001, the Company's principal source of liquidity is expected to be cash flows from operations. The Company

                        CAPITAL SENIOR LIVING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATONS (CONTINUED)

expects its cash and cash equivalents along with its net income and cash flow from operations to be sufficient to fund its short-term working capital requirements. The Company's long-term capital requirements, primarily for acquisitions and other corporate initiatives, will be dependent on the Company's ability to access funds through the debt and/or equity markets. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet its long-term capital requirements.

The Company had net cash provided by operating activities of $1.3 million and $1.0 million in the first three months of fiscal 2001 and 2000, respectively. In the first quarter of 2001, the net cash provided by operating activities was primarily derived from net income of $0.4 million, net non-cash charges of $2.5 million, a decrease in prepaid and other expenses of $1.0 million offset by an increase in interest receivable of $1.0 million, a decrease in accounts payable and accrued expenses of $1.2 million and other working capital charges of $0.5 million. In the first quarter of fiscal 2000, the net cash provided by operating activities was primarily derived from net income of $1.5 million, net non-cash charges of $1.5 million and a decrease in accounts and income tax receivable of $2.4 million, offset by an increase in restricted cash of $2.3 million, increases in interest receivable and other assets of $0.9 million and a decrease in accounts payable and accrued expenses of $1.3 million.

The Company had net cash used in investing activities of $4.9 million and $2.7 million in the first three months of fiscal 2001 and 2000, respectively. In the first three months of fiscal 2001, net cash used in investing activities was primarily derived from advances to affiliates of $4.0 million, capital expenditures of $1.0 million offset by distributions from limited partnerships of $0.1 million. In the first three months of fiscal 2000, the Company's net cash used in investing activities was primarily the result of advances to affiliates of $4.5 million, capital expenditures of $0.3 million and investments in limited partnerships of $0.2 million, offset by the proceeds from the sale of one of the HCP communities for $2.3 million.

The Company had net cash used in financing activities of $3.7 million and $0.3 million in first quarter of fiscal 2001 and 2000, respectively. Net cash used in financing activities in the first three months of fiscal 2001 resulted from repayment of notes payable of $1.5 million and distribution to minority partners of $2.2 million. For the first three months of fiscal 2000, net cash used in financing activities was primarily the result of reductions in the Company's debt outstanding under the Company's notes payable.

The Company derives the benefits and bears the risks attendant to the communities it owns. The cash flows and profitability of owned communities depends on the operating results of such communities and are subject to certain risks of ownership, including the need for capital expenditures, financing and other risks such as those relating to environmental matters.

The cash flows and profitability of the HCP owned communities that are leased to third parties depend on the ability of the lessee to make timely lease payments. Four of these properties are leased until the end of fiscal 2001 to HealthSouth Rehabilitation Corp. ("HealthSouth"), under a master lease agreement. Three of the four properties were closed by the lessee and effective August 25, 1999, HealthSouth agreed to transfer control of the closed communities to the Company. The Company has subsequently sold the three properties with the exception of a small facility not adjacent to the main campus of one of the properties. HealthSouth, however, agreed to continue making its full lease payments related to all four properties. The leases on two of HCP's triple net leased properties expired in fiscal 2000 and a third will expire in November 2001. The Company has leased one of these properties to an unaffiliated third party.

                        CAPITAL SENIOR LIVING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATONS (CONTINUED)

The Company is attempting to renew the other lease with the current operator. One of the three lessees has filed for Chapter 11 bankruptcy in the United States Bankruptcy Court and the Company is uncertain if the bankruptcy protection will disrupt future payments of lease obligations. Two of these three lessees are in default on their rent payments. Following termination of these leases, the Company will either convert and operate the communities as assisted living and Alzheimer's care communities, attempt to sell the communities or evaluate other alternatives. HCP currently operates one of its communities.

The cash flows and profitability of the Company's third-party management fees are dependent upon the revenues and profitability of the communities managed. While the management contracts are generally terminable only for cause, in certain cases contracts can be terminated upon the sale of a community, subject to the Company's rights to offer to purchase such community.

The Company has entered into development and management agreements with the Triad Entities for the development and management of new senior living communities. The Triad Entities will own and finance the construction of the new communities. These communities are primarily Waterford communities. The Company typically receives a development fee of 4% of project costs, as well as reimbursement of expenses and overhead not to exceed 4% of project costs. In addition, when the properties become operational, the Company typically receives management fees in an amount equal to the greater of 5% of gross revenues or $5,000 per month per community, plus overhead expenses.

At March 31, 2001, the Company holds one percent limited partnership interests in each of the Triad Entities. The Company has the option to purchase the partnership interests of the other parties in the Triad Entities, except for Triad I, for an amount equal to the amount paid for the partnership interest by the other partners, plus a noncompounded return of 12% per annum. In addition, each Triad Entity, except Triad I, provides the Company with an option to purchase the communities developed by the applicable partnership upon such community's completion for an amount equal to the fair market value (based on a third-party appraisals but not less than hard and soft costs and lease-up costs) of the community.

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

                        CAPITAL SENIOR LIVING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATONS (CONTINUED)

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

The chart below sets forth information, as of March 31, 2001, about Company loans made to the Triad Entities and financings from institutional lenders obtained by the Triad Entities (dollars in thousands):

                                   Notes Receivable                           Construction Loan Facilities
                  --------------------------------------------------   -----------------------------------------
                  Committed                                 Interest
    Entity          Amount     Balance          Maturity      Rate     Amount           Type             Lender
    ------          ------     -------          --------      ----     ------           ----             ------
  TriadSenior
Living I, L.P.                                                        $50,000      construction,         Bank One
   (Triad I)         $ --        $10,321           --         8.0%    $50,000        take-out              GMAC


 Triad Senior
Living II, L.P.                              September 25,                         construction,           Key
  (Triad II)        15,000         13,377         2003        8.0%     26,800        mini-perm            Bank


  TriadSenior
  Living III,                                 February 8,                          construction,        Guaranty
     L.P.           15,000         12,757         2004        8.0%     56,300        mini-perm           Federal
  (Triad III)


  TriadSenior
Living IV, L.P.                               December 30,                         construction,         Compass
  (Triad IV)        10,000          7,268         2003        8.0%     18,600        mini-perm            Bank


  TriadSenior
Living V, L.P.                                  June 30,                           construction,         Bank of
   (Triad V)        10,000          3,586         2004        8.0%      9,000        mini-perm           America


    On February 9, 2001, the Company announced that it was terminating its merger agreement with ILM II Senior Living, Inc. ("ILM II'). A tax issue disclosed in ILM II's Form 10-K filed on January 31, 2001 could cause a material adverse change under the merger agreement with ILM II, and therefore put the Company in the position of having to terminate the merger. The Company does not expect to incur any additional costs related to this terminated merger. The Company continues to manage the five ILM II communities pursuant to the existing management agreement.

                        CAPITAL SENIOR LIVING CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATONS (CONTINUED)


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

ITEM 3.  QUANTITATIVE AND QUALIITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk is exposure to changes in interest rates on debt instruments. As of March 31, 2001 the Company had $187.3 million in outstanding debt comprised of various fixed and variable rate debt instruments of $58.5 million and $128.8 million, respectively.

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

                        CAPITAL SENIOR LIVING CORPORATION
                           PART II. OTHER INFORMATION

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

Item 5.       OTHER INFORMATION

                  Not Applicable

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

                  (A)      Exhibits:

                                    Not Applicable

                  (B)      Reports on Form 8-K

                                    Not Applicable

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

Date:    May 11, 2001