Form 10-Q
period 2001-06-30
CAPITAL SENIOR LIVING CORP
filed 2001-08-10
CIK 1043000

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      Quarterly Report pursuant to Section 13
         or 15(d) of the Securities Exchange Act or 1934

For the quarterly period ended June 30, 2001

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

              14160 Dallas Parkway, Suite 300, Dallas, Texas 75240
                    (Address of principal executive offices)


                                  972-770-5600
              (Registrant's telephone number, including area code)



Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  x   No
                                        -----    -----

As of August 10, 2001, the Registrant had outstanding 19,717,347 shares of its Common Stock, $.01 par value.

                        CAPITAL SENIOR LIVING CORPORATION

                                      INDEX




                                                                                      Page
                                                                                     Number
                                                                                     ------

Part I.  Financial Information

         Item 1.      Financial Statements

                      Consolidated Balance Sheets -  -
                      June 30, 2001 and December 31, 2000                               3

                      Consolidated Statements of Income -  -
                      Three and Six Months Ended June 30, 2001 and 2000                 4

                      Consolidated Statements of Cash Flows  -   -
                      Six Months Ended June 30, 2001 and 2000                           5

                      Notes to Consolidated Financial Statements                        6

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                               11

         Item 3.      Quantitative and Qualitative Disclosures About Market Risk        19

Part II. Other Information

         Item 1.      Legal Proceedings                                                 20

         Item 4.      Submission of Matters to a Vote of Securities Holders             20

         Item 6.      Exhibits and Reports on Form 8-K                                  21

Signature


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        CAPITAL SENIOR LIVING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                        June 30,       December 31,

                                                                                          2001             2000
                                                                                   ----------------  ----------------
                                     ASSETS                                           (Unaudited)       (Audited)



    Current assets:
          Cash and cash equivalents...........................................          $    17,768       $     23,975
          Accounts receivable, net............................................                2,123              3,221
          Accounts receivable from affiliates.................................                2,201              3,764
          Interest receivable.................................................                4,033              2,074
          Federal and state income taxes receivable...........................                2,617              3,728
          Deferred taxes......................................................                1,208              1,208
          Prepaid expenses and other..........................................                3,642              1,935
                                                                                   ----------------   ----------------
                Total current assets..........................................               33,592             39,905
    Property and equipment, net...............................................              202,799            204,764
    Deferred taxes............................................................                8,671              8,872
    Notes receivable..........................................................                   --                570
    Notes receivable from affiliates..........................................               51,378             43,388
    Investments in limited partnerships.......................................                5,843              6,526
    Assets held for sale......................................................                6,920              6,920
    Other assets..............................................................                8,100              7,599
                                                                                   ----------------   ----------------
                Total assets..................................................          $   317,303        $   318,544
                                                                                   ================   ================


                       LIABILITIES AND SHAREHOLDERS' EQUITY

    Current liabilities:

          Accounts payable....................................................          $     2,151       $      3,907
          Accrued expenses....................................................                4,015              3,194
          Current portion of notes payable....................................                9,515              4,770
          Customer deposits...................................................                1,073              1,012
                                                                                   ----------------   ----------------
                Total current liabilities.....................................               16,754             12,883
    Deferred income from affiliates...........................................                2,046              2,241
    Notes payable, net of current portion.....................................              172,303            176,507
    Line of credit............................................................                7,553              7,553
    Minority interest in consolidated partnership.............................                6,829              8,572
    Commitments and contingencies
    Shareholders' equity:
          Preferred stock, $.01 par value:
                Authorized shares 15,000,000; no shares issued or outstanding.                   --                 --
          Common stock, $.01 par value:
                Authorized shares 65,000,000; issued and outstanding
                19,717,347 at June 30, 2001 and December 31, 2000.............                  197                197
          Additional paid-in capital..........................................               91,935             91,935
          Retained earnings...................................................               19,686             18,656
                                                                                   ----------------   ----------------
                Total shareholders' equity....................................              111,818            110,788
                                                                                   ----------------   ----------------
                Total liabilities and shareholders' equity....................          $   317,303        $   318,544
                                                                                   ================   ================


                             See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)



                                                            Three Months Ended                Six Months Ended
                                                                 June 30,                         June 30,
                                                     --------------------------------  ---------------------------------
                                                           2001             2000             2001             2000
                                                     ---------------  ---------------  ---------------  ---------------
                                                       (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)

Revenues:
      Resident and healthcare revenue...........         $    16,099      $     9,998     $     32,139     $     20,265
      Rental and lease income...................               1,106            1,029            2,137            2,022
      Unaffiliated management services revenue..                 528              626            1,032            1,260
      Affiliated management services revenue....                 433              193              820              405
      Unaffiliated development fees.............                  16              208               40              370
      Affiliated development fees...............                 221              277              278              519
                                                         -----------      -----------     ------------     ------------
          Total revenues........................              18,403           12,331           36,446           24,841


Expenses:
      Operating expenses........................               9,675            6,086           18,979           12,320
      General and administrative expenses.......               3,481            2,205            6,595            4,352
      Depreciation and amortization.............               1,753              968            3,496            2,002
                                                         -----------      -----------     ------------     ------------
          Total expenses........................              14,909            9,259           29,070           18,674
                                                         -----------      -----------     ------------     ------------

Income from operations..........................               3,494            3,072            7,376            6,167

Other income (expense):
      Interest income...........................               1,592            1,455            3,133            2,833
      Interest expense..........................              (3,843)          (2,011)          (8,092)          (3,970)
      Equity in the losses of affiliates........                 (83)              --             (336)              --
      Gain on sale of assets....................                  --               --               --              303
                                                         -----------      -----------     ------------     ------------
Income before income taxes and minority interest in
      consolidated partnership..................               1,160            2,516            2,081            5,333
Provision for income taxes......................                (369)            (815)            (630)          (1,705)
                                                         -----------      -----------     ------------     ------------
Income before minority interest in consolidated
      partnership...............................                 791            1,701            1,451            3,628
Minority interest in consolidated partnership...                (189)            (389)            (421)            (844)
                                                         -----------      -----------     ------------     ------------
Net income......................................         $       602      $     1,312     $      1,030     $      2,784
                                                         ===========      ===========     ============     ============

Net income per share:
      Basic.....................................         $      0.03      $      0.07     $       0.05     $       0.14
                                                         ============     ============    ============     ============
      Diluted...................................         $      0.03      $      0.07     $       0.05     $       0.14
                                                         ============     ============    ============     ============
      Weighted average shares outstanding - basic             19,717           19,717           19,717           19,717
                                                         ===========      ===========     ============     ============
      Weighted average shares outstanding - diluted           19,717           19,717           19,717           19,732
                                                         ===========      ===========     ============     ============


                             See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                                                  Six Months Ended June 30,
                                                                            -------------------------------------
                                                                                  2001               2000
                                                                            ---------------    ---------------
                                                                               (Unaudited)        (Unaudited)

    Operating Activities
    Net income..........................................................    $         1,030    $         2,784
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization.................................              3,496              2,002
          Amortization of deferred financing charges....................                462                 96
          Gain on sale of assets........................................                 --               (303)
          Equity in the losses of affiliates............................                336                 --
          Minority interest in consolidated partnership.................                421                844
          Deferred tax expense..........................................                201                202
          Change in deferred income from affiliates.....................               (195)               376
          Changes in operating assets and liabilities:
              Restricted cash...........................................                 --             (2,274)
              Accounts receivable.......................................              1,098                271
              Accounts receivable from affiliates.......................              1,563              4,209
              Interest receivable.......................................             (1,959)              (168)
              Notes receivable..........................................                570                 --
              Prepaid expenses and other................................             (1,707)            (2,583)
              Other assets..............................................             (1,009)            (1,775)
              Federal and state income taxes............................              1,111              1,388
              Accounts payable and accrued expenses.....................               (935)              (709)
              Customer deposits.........................................                 61                124
                                                                            ---------------    ---------------
    Net cash provided by operating activities...........................              4,544              4,484
    Investing activities
    Capital expenditures................................................             (1,485)              (831)
    Proceeds from the sale of assets....................................                 --              2,279
    Advances to affiliates..............................................             (8,149)            (8,024)
    Distribution from (investments in) limited partnership..............                506               (330)
                                                                            ---------------    ---------------
    Net cash used in investing activities...............................             (9,128)            (6,906)
    Financing activities
    Proceeds from notes payable and line of credit......................              3,112              2,383
    Repayment of notes payable..........................................             (2,571)              (956)
    Distributions to minority partners..................................             (2,164)              (930)
    Deferred loan charges paid..........................................                 --                (87)
                                                                            ---------------    ---------------
    Net cash provided by (used in) financing activities.................             (1,623)               410
                                                                            ----------------   ---------------

    Decrease in cash and cash equivalents...............................             (6,207)            (2,012)
    Cash and cash equivalents at beginning of period....................             23,975             32,988
                                                                            ---------------    ---------------
    Cash and cash equivalents at end of period..........................    $        17,768    $        30,976
                                                                            ===============    ===============

    Supplemental disclosures:
    Cash paid during the period for:
           Interest.....................................................    $         7,511    $         4,191
                                                                            ===============    ===============
           Income taxes.................................................    $           396    $           246
                                                                            ===============    ===============


                             See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001
                                   (Unaudited)


1.       BASIS OF PRESENTATION

Capital Senior Living Corporation, a Delaware corporation (the "Company"), was incorporated on October 25, 1996. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated balance sheet, as of December 31, 2000, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2000, and the accompanying unaudited consolidated financial statements, as of June 30, 2001 and 2000, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2001.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2001, results of operations for the three months and six months ended June 30, 2001 and 2000, respectively, and cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results for the year ending December 31, 2001.

The Financial Accounting Standards Board issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. The Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Because of the Company's minimal use of derivatives the adoption of FAS 133 by the Company in the first quarter of fiscal 2001 did not have a material effect on the Company's earnings or financial position.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income, but the amount has not yet been determined, as previous business combinations have not yet been analyzed under the new rules. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effects of these tests will be on the earnings and financial position of the Company.

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.       TRANSACTIONS WITH AFFILIATES

The Company has entered into development and management agreements with the partnerships set out below (the "Triad Entities") for the development and management of new senior living communities. The Triad Entities own and finance the construction of the new senior living communities. The communities are primarily Waterford communities. The development of senior living communities typically involves a substantial commitment of capital over a 12-month construction period during which time no revenues are generated, followed by an 18 to 24-month lease up period. The Company is accounting for these investments under the equity method of accounting based on the provisions of the Triad Entities partnership agreements.

The following table, as of June 30, 2001, sets forth the percentage ownership and capital investment the Company has in each of the Triad Entities, information related to loans made by the Company to each Triad Entity and information on deferred income related to each Triad Entity (dollars in thousands):



                                                        Notes Receivable                      Deferred Income
                                       ------------------------------------------- ---------------------------------
                    LP
    Entity      Ownership    Capital   Committed                          Interest          Development   Management
    ------       Interest   Investment   Amount    Balance    Maturity     Rate    Interest     Fees         Fees
                 --------   ----------   ------    -------    --------     ----    --------     ----         ----

 Triad Senior
  Living I,
     L.P.          1.0%       $ --        $ --     $11,630(1)      --        8.0%   $ 162      $ 354         $112
  (Triad I)


 Triad Senior
  Living II,                                                  September
     L.P.          1.0          --      15,000      14,316    25, 2003       8.0      241        208            1
  (Triad II)

 Triad Senior
 Living III,
     L.P.                                                     February
 (Triad III)        1.0          --      15,000     14,272     8, 2004       8.0      215        401            2

 Triad Senior
  Living IV,
     L.P.                                                     December
  (Triad IV)        1.0          --      10,000      7,487    30, 2003       8.0      140        120            --

 Triad Senior
Living V, L.P.                                                  June
  (Triad V)         1.0          --      10,000      3,673    30, 2004       8.0       57         33            --

----------------------
(1) Pursuant to operating deficit loan obligations.


The Company typically receives a development fee of 4% of project costs, as well as reimbursement of expenses and overhead not to exceed 4% of project costs. These fees are recorded over the term of the development project on a basis approximating the percentage of completion method. The Company earned development fees on three communities in fiscal 2001 compared to 15 communities in fiscal 2000. In addition, when properties become operational, the Company typically receives management fees in an amount equal to the greater of 5% of gross revenues or $5,000 per month per community, plus overhead expenses.

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share amounts):


                                                    Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                                 ---------------------------        -----------------
                                                    2001              2000             2001             2000
                                                 ---------         ---------        ---------        -------


        Net income                               $     602         $   1,312        $   1,030        $   2,784
        Weighted average shares
           outstanding - basic                      19,717            19,717           19,717           19,717
        Effect of dilutive securities:
           Employee stock options                       --                --               --               15
                                                 ---------         ---------        ---------        ---------
        Weighted average shares
        outstanding - diluted                       19,717            19,717           19,717           19,732
                                                 =========         =========        =========        =========

        Basic earnings per share                 $    0.03         $    0.07        $    0.05        $    0.14
                                                 =========         =========        =========        =========
        Diluted earnings per share               $    0.03         $    0.07        $    0.05        $    0.14
                                                 =========         =========        =========        =========


Options to purchase 1.2 million shares of common stock at prices ranging from $1.80 to $13.50 per share were not included in the computation of diluted earnings per share because the average daily price of the common stock during the second quarter and first six months of fiscal 2001 did not exceed the exercise price of the options, and therefore, the effect would be antidilutive. For the second quarter and first six months of fiscal 2000, options to purchase
1.8 million shares of common stock at prices ranging from $3.63 to $13.50 per share were not included in the computation of diluted earnings per share because the average daily price of the common stock did not exceed the exercise price of the options, and therefore, the effect would be antidilutive.

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



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

The following pro forma consolidated results of operations for the six months ended June 30, 2000, have been prepared as if the above-mentioned acquisitions had occurred on January 1, 2000, and are as follows (in thousands):

                                                                       2000
                                                                       ----

                   Net sales                                       $   35,595
                   Net income                                      $    1,490
                   Net income per share - basic                    $     0.08
                   Net income per share - diluted                  $     0.08




The unaudited pro forma consolidated amounts are presented for informational purposes only and do not necessarily reflect the financial position or results of operations of the Company that would have actually resulted had the acquisitions occurred on January 1, 2000.

On February 9, 2001, the Company announced that it was terminating its merger agreement with ILM II Senior Living, Inc. ("ILM II"). A tax issue disclosed in ILM II's Form 10-K filed on January 31, 2001 could have caused a material adverse change under the merger agreement with ILM II, and therefore put the Company in the position of having to terminate the merger. The Company does not expect to incur any additional costs related to this terminated merger. The Company continues to manage the five ILM II communities pursuant to the existing management agreement.

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


5.       CONTINGENCIES

On or about October 23, 1998, Robert Lewis filed a putative class action complaint on behalf of certain holders of assignee interests (the "Assignee Interests") in Retirement Housing Partners I Limited Partnership ("NHP") in the Delaware Court of Chancery against NHP, the Company, Capital Senior Living
Properties 2-NHPCT, Inc. and Capital Realty Group Senior Housing, Inc. (collectively, the "Defendants"). Mr. Lewis purchased ninety Assignee Interests in NHP in February 1993 for $180. The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the NHP Partnership Agreement in connection with the sale of four properties by NHP to Capital Senior Living Properties 2-NHPCT, Inc. The complaint seeks, among other relief, rescission of the sale of those properties and unspecified damages. The Company believes the complaint is without merit and is vigorously defending itself in this action. The Company has filed a Motion to Dismiss in this case, which is currently pending. The Company is unable to estimate any liability related to this claim, if any.

The Company has pending claims incurred in the normal course of business, that, in the opinion of management, based on the advice of legal counsel, will not have a material effect on the financial statements of the Company.

                        CAPITAL SENIOR LIVING CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis addresses (i) the Company's results of operations for the three and six months ended June 30, 2001 and 2000, respectively, and (ii) the liquidity and capital resources of the Company and should be read in conjunction with the Company's consolidated financial statements contained elsewhere in this report.

The Company generates revenue from a variety of sources. For the three months ended June 30, 2001, the Company's revenue was derived as follows: 87.5% from the operation of 19 owned senior living communities that are operated by the Company; 6.0% from lease rentals for triple net leases; 5.2% from management fees arising from management services provided for 17 affiliate owned senior living communities and 12 third-party owned senior living communities and 1.3% derived from development fees earned for managing the development and construction of new senior living communities for the Triad Entities.

For the six months ended June 30, 2001, the Company's revenue was derived as follows: 88.2% from the operation of 19 owned senior living communities; 5.9% from lease rentals for triple net leases; 5.0% from management fees arising from management services provided for 17 affiliate owned senior living communities and 12 third-party owned senior living communities and 0.9% derived from development fees earned for managing the development and construction of new senior living communities for the Triad Entities.

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

The Company's triple net leases currently extend through various dates through 2006. The base payments under these leases are fixed and are not subject to change based upon the operating performance of these communities. Following termination of the lease agreements, unless the operators extend their leases, the Company may either convert and operate the communities as assisted living and Alzheimer's care communities, sell the communities or evaluate other alternatives.

The Company's current management contracts expire on various dates through June 2012 and provide for management fees based generally upon rates that vary by contract from 4% of net revenues to 7% of net

                        CAPITAL SENIOR LIVING CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

revenues. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community.

The Company's development fees are generally based upon a percentage of construction costs and are earned over the period commencing with the initial development activities and ending with the opening of the community. As of June 30, 2001, development fees have been earned for services performed on three communities under development or expansion for the Triad Entities.

Results of Operations

The following table sets forth for the periods indicated, selected statements of income data in thousands of dollars and expressed as a percentage of total revenues.



                                               Three Months Ended                       Six Months Ended
                                                    June 30,                                June 30,
                                     --------------------------------------- ----------------------------------------
                                            2001                2000                2001                   2000
                                     ------------------  ------------------  ------------------   ---------------------
                                         $          %        $         %          $         %          $        %

  Revenues:
       Resident and healthcare        $ 16,099     87.5    $9,998      81.1    $32,139      88.2    $20,265     81.6
          revenue................
       Rental and lease income...        1,106      6.0     1,029       8.3      2,137       5.9      2,022      8.1
       Unaffiliated management
          service revenue........          528      2.9       626       5.1      1,032       2.8      1,260      5.1
       Affiliated management
          service revenue........          433      2.3       193       1.6        820       2.2        405      1.6
       Unaffiliated development             16      0.1       208       1.7         40       0.1        370      1.5
          fees...................
       Affiliated development fees         221      1.2       277       2.2        278       0.8        519      2.1
                                     ---------  -------  --------  --------  ---------  --------  ---------  -------
       Total revenue.............       18,403    100.0    12,331     100.0     36,446     100.0     24,841    100.0

  Expenses:
       Operating expenses........        9,675     52.6     6,086      49.4     18,979      52.1     12,320     49.6
       General and administrative        3,481     18.9     2,205      17.9      6,595      18.1      4,352     17.5
          expenses...............
       Depreciation and
          amortization...........        1,753      9.5       968       7.9      3,496       9.6      2,002      8.1
                                     ---------  -------  --------  --------  ---------  --------   --------  -------
         Total expenses                 14,909     81.0     9,259      75.1     29,070      79.8     18,674     75.2
                                     ---------  -------  --------  --------  ---------  --------   --------  -------
  Income from operations ........        3,494     19.0     3,072      24.9      7,376      20.2      6,167     24.8
  Other income (expense):
       Interest income...........        1,592      8.7     1,455      11.8      3,133       8.6      2,833     11.4
       Interest expense..........       (3,843)   (20.9)   (2,011)    (16.3)    (8,092)    (22.2)    (3,970)   (16.0)
       Equity in the losses of
          affiliates.............          (83)    (0.5)                          (336)     (0.9)        --       --
       Gain on sales of assets...           --       --        --        --         --        --        303      1.2
                                     ---------- ------   --------  --------  ---------- --------    -------  -------
       Income before income taxes
          and minority interest in
          consolidated partnership       1,160      6.3     2,516      20.4      2,081       5.7      5,333     21.5
       Provision for income taxes         (369)    (2.0)     (815)     (6.6)      (630)     (1.7)    (1,705)    (6.9)
                                     ---------  -------  --------  --------  ---------  --------    -------  -------
  Income before minority interest
     in consolidated partnership.          791      4.3     1,701      13.8      1,451       4.0      3,628     14.6
  Minority interest in consolidated
        partnership..............         (189)    (1.0)     (389)     (3.2)      (421)     (1.2)      (844)    (3.4)
                                     ---------- -------  --------- --------  ---------  --------  ---------  -------
  Net income.....................        $ 602      3.3   $ 1,312      10.6    $ 1,030      2.8     $ 2,784    11.2
                                     ========== =======  ========= ========  =========  ========  =========  =======

                        CAPITAL SENIOR LIVING CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)


Three  Months  Ended June 30, 2001  Compared to the Three  Months Ended June 30,
2000

Revenues. Total revenues were $18.4 million in the three months ended June 30, 2001 compared to $12.3 million for the three months ended June 30, 2000, representing an increase of $6.1 million or 49.2%. This increase in revenue is the result of a $6.1 million increase in resident and healthcare revenue, which reflects the revenue from the eight communities that were acquired in the third quarter of fiscal 2000.

Expenses. Total expenses were $14.9 million in the second quarter of fiscal 2001 compared to $9.3 million in the second quarter of fiscal 2000, representing an increase of $5.6 million or 61.0%. This increase is primarily due to the operations related to the eight communities acquired in the third quarter of fiscal 2000, along with slightly higher operating costs at the Company's senior living communities.

Other income and expense. Interest expense increased $1.8 million in the second quarter of fiscal 2001 compared to the prior year as a result of additional debt incurred by the Company to acquire the eight communities and refinancing three of the Company's owned communities. Interest income increased $0.1 million in the second quarter of fiscal 2001 compared to the same period in 2000 as a result of additional income earned on loans made to the Triad Entities. The Company's equity in the losses of affiliates represents the Company's share of the startup losses incurred by the Triad Entities.

Provision for income taxes. Provision for income taxes in the second quarter of fiscal 2001 was $0.4 million or 38.0% of taxable income, compared to $0.8 million or 38.3% of taxable income in the comparable quarter for 2000. The effective tax rates for the first quarter of 2001 and 2000 differ from the statutory tax rates because of state income taxes and permanent tax differences.

Minority interest. Minority interest decreased $0.2 million due to the decrease in net income at HealthCare Properties L.P. ("HCP") in the second quarter of fiscal 2001 compared to fiscal 2000.

Net income. As a result of the foregoing factors, net income decreased $0.7 million to $0.6 million for the three months ended June 30, 2001, as compared to $1.3 million for the three months ended June 30, 2000.


Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

Revenues. For the six months ended June 30, 2001, total revenues were $36.4 million compared to $24.8 million for the six months ended June 30, 2000, representing an increase of $11.6 million or 46.7%. This increase in revenue is primarily the result of an $11.9 million increase in resident and healthcare revenue, an increase of $0.2 million in management fees offset by a decrease in development fee revenue of $0.6. The increase in resident and healthcare revenue reflects revenue from the eight communities that were acquired in the third quarter of fiscal 2000. The increase in management fee revenue is primarily from increased fees earned related to the Triad Entities. The reduction in development fee revenue reflects the Company's strategic initiatives aimed at enhancing cash flows and discontinuing the use of joint ventures for future development. During the first six months of fiscal 2001, the Company received development fee revenue on three communities compared to 15 communities in the first six months of fiscal 2000.

                        CAPITAL SENIOR LIVING CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)


Expenses. Total expenses increased $10.4 million or 55.7% to $29.1 million in the first six months of fiscal 2001 compared to $18.7 million in the first half of fiscal 2000. This increase is primarily due to the operations related to the eight communities acquired in the third quarter of fiscal 2000 along with slightly higher operating costs at the Company's senior living communities.

Other income and expense. Interest expense increased $4.1 million in the first six months of fiscal 2001 compared to the prior year as a result of additional debt incurred by the Company to acquire the eight communities and refinancing three of the Company's owned communities. Interest income increased $0.3 million in the first six months of fiscal 2001 compared to the same period in 2000 as a result of additional income earned on loans made to the Triad Entities. The
Company's equity in the losses of affiliates of $0.3 million represents the Company's share of the startup losses incurred by the Triad Entities. The gain on sale in fiscal 2000 relates to the sale of a community owned by HCP.

Provision for income taxes. Provision for income taxes in the first six months of fiscal 2001 was $0.6 million or 38.0% of taxable income, compared to $1.7 million or 38.0% of taxable income in the comparable period of fiscal 2000. The effective tax rates for the second quarter of 2000 and 1999 differ from the statutory tax rates because of state income taxes and permanent tax differences.

Minority interest. Minority interest decreased $0.4 million due to the decrease in net income at HCP in the first six months of fiscal 2001 compared to fiscal 2000.

Net income. As a result of the foregoing factors, net income decreased $1.8 million to $1.0 million for the six months ended June 30, 2001, as compared to $2.8 million for the six months ended June 30, 2000.

Liquidity and Capital Resources

In addition to approximately $17.8 million of cash balances on hand as of June 30, 2001, the Company's principal source of liquidity is expected to be cash flows from operations. The Company expects its cash and cash equivalents along with its net income, cash flow from operations and the proceeds from sale of non-core assets to be sufficient to fund its short-term working capital requirements. The Company's long-term capital requirements, primarily for acquisitions, development and other corporate initiatives, will be dependent on the Company's ability to access funds through the debt and/or equity markets or the formation of joint ventures. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet its long-term capital requirements.

The Company had net cash provided by operating activities of $4.5 million in each of the first six months of fiscal 2001 and 2000, respectively. In the first six months of fiscal 2001, the net cash provided by operating activities was primarily derived from net income of $1.0 million, net non-cash charges of $4.7 million, a decrease in accounts and income tax receivable of $3.8 million and a reduction of notes receivable of $0.6 million, offset by an increase in interest receivable of $2.0 million, increase in prepaid expenses of $1.7 million, increase in other assets of $1.0 million and a decrease in accounts payable and accrued expenses of $0.9 million. In the first six months of fiscal 2000, the net cash provided by operating activities was primarily derived from net income of $2.8 million, net non-cash charges of $3.2 million and a decrease in accounts and income tax receivable of $5.9 million, offset by an increase in restricted cash of $2.3 million, increase in prepaid expenses of $2.6 million, increase in other assets of $1.8 million and a decrease in accounts payable and accrued expenses of $0.7 million.

                        CAPITAL SENIOR LIVING CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)


The Company had net cash used in investing activities of $9.1 million and $6.9 million in the first six months of fiscal 2001 and 2000, respectively. In the first six months of fiscal 2001, the Company's net cash used in investing activities was primarily the result of advances to the Triad Entities of $8.1 million and capital expenditures of $1.5 million offset by distributions from limited partnerships of $0.5 million. In the first six months of fiscal 2000, the Company's net cash used in investing activities was primarily the result of advances to the Triad Entities of $8.0 million, capital expenditures of $0.8 million and investments in limited partnerships of $0.3 million, offset by the proceeds from the sale of one of the HCP communities for $2.3 million.

The Company had net cash used in financing activities of $1.6 million in first six months of fiscal 2001, compared to net cash provided by financing activities of $0.4 million in the comparable period of fiscal 2000. For the first six months of fiscal 2001 net cash used in financing activities was primarily the result of repayment of notes payable of $2.6 million and distribution to minority partners of $2.2 million offset by proceeds from notes payable of $3.1 million. For the first six months of fiscal 2000, net cash provided by financing activities was primarily the result of increases in notes payable, net of note payments, of $1.4 million offset by distributions to minority partners of $0.9 million and deferred loan charges paid of $0.1 million.

The Company derives the benefits and bears the risks attendant to the communities it owns. The cash flows and profitability of owned communities depends on the operating results of such communities and are subject to certain risks of ownership, including the need for capital expenditures, financing and other risks such as those relating to environmental matters.

The cash flows and profitability of the HCP owned communities that are leased to third parties depend on the ability of the lessee to make timely lease payments. There are currently leases for seven properties by HCP to third parties. Four of these properties are leased until the end of fiscal 2001 to HealthSouth Rehabilitation Corp. ("HealthSouth"), under a master lease agreement. Three of the four properties were closed by the lessee and effective August 25, 1999, HealthSouth agreed to transfer control of the closed communities to the Company. The Company has subsequently sold the three properties with the exception of a small facility not adjacent to the main campus of one of the properties. HealthSouth, however, agreed to continue making its full lease payments related to all four properties. Of the remaining three triple net leases, one has been leased to an unaffiliated party for five years and all payments have been timely. One of the leases expired in fiscal 2000. The lessee continues to make its monthly lease payment to HCP. However, this lessee and its parent company/guarantor have filed for chapter 11 bankruptcy in the United States Bankruptcy Court and the Company is uncertain if the bankruptcy protection will disrupt future payments of lease obligations. The Company is reviewing all of its options regarding this property, including finding a new lessee for the property, renewing the lease with the current operator or selling the property. With regard to the final triple net leased property, the lessee defaulted on its minimum lease payments as of January 2001. HCP made the decision not to put additional money into the property (which was built in 1916) and notified the lender that they would not continue paying the lender's mortgage payment on the property. Consequently, the lender has begun foreclosure proceedings on the property and HCP is evaluating its options. HCP currently operates one of its communities and has received a purchase offer for this property for $3.6 million. This offer has been accepted and the closing is expected on this facility sometime in the third quarter of 2001.

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

The Company plans to continue to develop and acquire senior living communities. The development of senior living communities typically involves a substantial commitment of capital over a 12-month construction period during which time no revenues are generated, followed by an 18 to 24-month lease up period.

The Company has entered into development and management agreements with the Triad Entities for the development and management of new senior living communities. The Triad Entities will own and finance the construction of the new communities. These communities are primarily Waterford communities. The Company typically receives a development fee of 4% of project costs, as well as reimbursement of expenses and overhead not to exceed 4% of project costs. In addition, when the properties become operational, the Company typically receives management fees in an amount equal to the greater of 5% of gross revenues or $5,000 per month per community, other fees relating to lease up, plus overhead expenses.

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

In December 1999, Triad I completed a recapitalization in which an affiliate of Lehman Brothers purchased from a third party 80% of the limited partnership interests in Triad I. The Company owns a 1% limited partnership interest in Triad I. The Company has the option to purchase the Triad I communities prior to December 31, 2001 for an amount specified in the partnership agreement, has an option to purchase the partnership interest of the other partners for an amount specified in the partnership agreement and is subject to the buy-sell provisions of the partnership agreement. The Company will continue to develop and manage the communities in the Triad I partnership.

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

The chart below sets forth  information  about  Company  loans made to the Triad
Entities and financings from institutional lenders obtained by the Triad Entities (dollars in thousands):



                                Notes Receivable                                     Loan Facilities
                                                                      ----------------------------------------------
                                 Balance
                  Committed      June 30,                    Interest
    Entity          Amount         2000         Maturity      Rate     Amount           Type             Lender
    ------          ------         ----         --------      ----     ------           ----             ------

 Triad Senior
Living I, L.P.
   (Triad I)         $ --       $11,630(1)         --         8.0%    $50,000        permanent            GMAC


 Triad Senior
Living II, L.P.                              September 25,                         construction,           Key
  (Triad II)       $15,000       $14,316          2003         8.0%   $26,800        mini-perm            Bank


 Triad Senior
  Living III,                                 February 8,                          construction,        Guaranty
     L.P.          $15,000       $14,272          2004        8.0%    $56,300        mini-perm           Federal
  (Triad III)

 Triad Senior
Living IV, L.P.                               December 30,                         construction,         Compass
  (Triad IV)       $10,000       $ 7,487          2003        8.0%    $18,600        mini-perm            Bank

 Triad Senior
Living V, L.P.                                  June 30,                           construction,         Bank of
   (Triad V)       $10,000       $ 3,673          2004        8.0%    $ 9,333        mini-perm           America

-----------------------
(1) Pursuant to operating deficit loan obligations.

Pending Mergers

    On February 9, 2001, the Company announced that it was terminating its merger agreement with ILM II Senior Living, Inc. ("ILM II"). A tax issue disclosed in ILM II's Form 10-K filed on January 31, 2001 could have caused a material adverse change under the merger agreement with ILM II, and therefore put the Company in the position of having to terminate the merger. The Company does not expect to incur any additional costs related to this terminated merger. The Company continues to manage the five ILM II communities pursuant to the existing management agreement.

                        CAPITAL SENIOR LIVING CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)

New Pronouncements

The Financial Accounting Standards Board issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. The Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Because of the Company's minimal use of derivatives the adoption of FAS 133 by the Company in the first quarter of fiscal 2001 did not have a material effect on the Company's earnings or financial position.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income, but the amount has not yet been determined, as previous business combinations have not yet been analyzed under the new rules. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effects of these tests will be on the earnings and financial position of the Company.

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

                        CAPITAL SENIOR LIVING CORPORATION


Item 3.  QUANTITATIVE AND QUALIITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk is exposure to changes in interest rates on debt instruments. As of June 30, 2001, the Company had $189.4 million in outstanding debt comprised of various fixed and variable rate debt instruments of $61.0 million and $128.4 million, respectively.

Changes in interest rates would affect the fair market value of the Company's fixed rate debt instruments, but would not have an impact on the Company's earnings or cash flows. Fluctuations in interest rates on the Company's variable rate debt instruments, which are tied to either the LIBOR or the prime rate, would affect the Company's earnings and cash flows, but would not affect the fair market value of the variable rate debt. For each percentage point change in interest rates, the Company's annual interest expense would change by approximately $1.3 million based on its current outstanding variable debt.

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

                  Not Applicable


Item 3.       DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 1, 2001. At the meeting, the stockholders voted to elect two directors of the Company, James A. Moore and Dr. Victor W. Nee to hold office until the annual meeting to be held in 2004 or until each person's successor is duly elected and qualified ("Proposal 1"). The other directors whose terms continued after the annual meeting were James A. Stroud, Lawrence A. Cohen, Keith N. Johannessen, Dr. Gordon I. Goldstein and Craig F. Hartberg.

In addition, the stockholders were asked to consider and act upon a proposal to ratify Ernst & Young, LLP as the independent public accountants for the Company for the year 2001 ("Proposal 2"). No other matters were voted on at the annual meeting. A total of 18,943,288 shares were represented at the meeting in person or by proxy.

                        CAPITAL SENIOR LIVING CORPORATION
                          OTHER INFORMATION (continued)


The number of shares that were voted for, and that were withheld from, each of the director nominees in Proposal 1 were as follows:

     Director Nominee            For                      Withheld

     James A Moore            18,806,907                   136,381
     Dr. Victor W. Nee        18,804,907                   138,381



With respect to Proposal 2, Ernst & Young LLP was ratified as the independent public accountants for the Company for fiscal 2001, with 18,881,788 shares voting for, 56,450 shares voting against and 5,050 shares abstaining.

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

Capital Senior Living Corporation
(Registrant)


By:   /s/ Ralph A. Beattie
     ---------------------------------------
     Ralph A. Beattie
     Executive Vice President and Chief Financial Officer
     (Principal Financial Officer and Duly Authorized Officer)

Date:    August 10, 2001