Form 10-Q
period 2001-09-30
CAPITAL SENIOR LIVING CORP
filed 2001-11-13
CIK 1043000

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      Quarterly Report pursuant to Section 13
         or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

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

              14160 Dallas Parkway, Suite 300, Dallas, Texas 75254
              ----------------------------------------------------
                    (Address of principal executive offices)


                                  972-770-5600
                                  ------------
              (Registrant's telephone number, including area code)



Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

As of November 13, 2001, the Registrant had outstanding 19,717,347 shares of its common stock, $.01 par value.


                        CAPITAL SENIOR LIVING CORPORATION

                                      INDEX



                                                                                                Page
                                                                                               Number
                                                                                               ------

Part I.  Financial Information

         Item 1.      Financial Statements

                      Consolidated Balance Sheets -  -
                      September 30, 2001 and December 31, 2000                                    3

                      Consolidated Statements of Income -  -
                      Three and Nine Months Ended September 30, 2001 and 2000                     4

                      Consolidated Statements of Cash Flows  -   -
                      Nine Months Ended September 30, 2001 and 2000                               5

                      Notes to Consolidated Financial Statements                                  6

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                        11

         Item 3.      Quantitative and Qualitative Disclosures About Market Risk                 20

Part II. Other Information

         Item 1.      Legal Proceedings                                                          21


Signature


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        CAPITAL SENIOR LIVING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                      September 30,    December 31,
                                                                                          2001             2000
                                                                                   ----------------  ----------------
                                      ASSETS                                           (Unaudited)       (Audited)

    Current assets:
          Cash and cash equivalents...........................................          $    10,871       $     23,975
          Restricted cash.....................................................                2,100                 --
          Accounts receivable, net............................................                2,067              3,221
          Accounts receivable from affiliates.................................                1,591              3,764
          Interest receivable.................................................                5,175              2,074
          Federal and state income taxes receivable...........................                2,236              3,728
          Deferred taxes......................................................                1,208              1,208
          Prepaid expenses and other..........................................                3,251              1,935
                                                                                   ----------------   ----------------
                Total current assets..........................................               28,499             39,905
    Property and equipment, net...............................................              200,573            204,764
    Deferred taxes............................................................                8,570              8,872
    Notes receivable..........................................................                   --                570
    Notes receivable from affiliates..........................................               56,315             43,388
    Investments in limited partnerships.......................................                6,065              6,526
    Assets held for sale......................................................                2,457              6,920
    Other assets..............................................................                7,916              7,599
                                                                                   ----------------  -----------------
                Total assets..................................................          $   310,395       $    318,544
                                                                                   ================  =================


                       LIABILITIES AND SHAREHOLDERS' EQUITY

    Current liabilities:
          Accounts payable....................................................          $     3,004       $      3,907
          Accrued expenses....................................................                3,413              3,194
          Current portion of notes payable....................................                6,078              4,770
          Customer deposits...................................................                1,138              1,012
                                                                                   ----------------  -----------------
                Total current liabilities.....................................               13,633             12,883
    Deferred income from affiliates...........................................                1,930              2,241
    Notes payable, net of current portion.....................................              170,421            176,507
    Line of credit............................................................                7,553              7,553
    Minority interest in consolidated partnership.............................                4,011              8,572
    Commitments and contingencies
    Shareholders' equity:
          Preferred stock, $.01 par value:
                Authorized shares 15,000,000; no shares issued or outstanding.                   --                 --
          Common stock, $.01 par value:
                Authorized shares 65,000,000; issued and outstanding
                19,717,347 at September 30, 2001 and December 31, 2000........                  197                197
          Additional paid-in capital..........................................               91,935             91,935
          Retained earnings...................................................               20,715             18,656
                                                                                   ----------------  -----------------
                Total shareholders' equity....................................              112,847            110,788
                                                                                   ----------------  -----------------
                Total liabilities and shareholders' equity....................          $   310,395       $    318,544
                                                                                   ================  =================

                             See accompanying notes.



                        CAPITAL SENIOR LIVING CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)

                                                            Three Months Ended                Nine Months Ended
                                                               September 30,                      September 30,
                                                     --------------------------------- ---------------------------------
                                                           2001             2000             2001             2000
                                                     ----------------  --------------- ---------------- ----------------
                                                       (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)

Revenues:
      Resident and healthcare revenue...........         $    15,123      $    12,955     $     47,262     $     33,220
      Rental and lease income...................                 916            1,032            3,053            3,054
      Unaffiliated management services revenue..                 446              523            1,478            1,783
      Affiliated management services revenue....                 449              285            1,269              690
      Unaffiliated development fees.............                  --              106               40              476
      Affiliated development fees...............                  63            1,139              341            1,658
                                                         ------------     ------------    -------------    -------------
          Total revenues........................              16,997           16,040           53,443           40,881

Expenses:
      Operating expenses........................               9,407            7,696           28,386           20,016
      General and administrative expenses.......               3,110            2,571            9,705            6,923
      Depreciation and amortization.............               1,738            1,460            5,234            3,462
                                                         ------------     ------------    -------------    -------------
          Total expenses........................              14,255           11,727           43,325           30,401
                                                         ------------     ------------    -------------    -------------

Income from operations..........................               2,742            4,313           10,118           10,480

Other income (expense):
      Interest income...........................               1,616            1,489            4,749            4,322
      Interest expense..........................              (3,743)          (3,322)         (11,835)          (7,292)
      Equity in the losses of affiliates........                 (62)              --             (398)              --
      Gain (loss) on sale of assets.............               2,425             (653)           2,425             (350)
                                                         ------------     ------------    -------------    -------------
Income before income taxes, minority interest in
      consolidated partnership and extraordinary               2,978            1,827            5,059            7,160
      charge....................................
Provision for income taxes......................                (724)            (655)          (1,354)          (2,360)
                                                         ------------     ------------    -------------    -------------
Income before minority interest in consolidated
      partnership and extraordinary charge......               2,254            1,172            3,705            4,800
Minority interest in consolidated partnership...              (1,072)             (99)          (1,493)            (943)
                                                         ------------     ------------    -------------    -------------
Income before extraordinary charge..............               1,182            1,073            2,212            3,857
Extraordinary charge, net of minority interest and
     income tax benefit of $187 and $94,
     respectively ...................................           (153)              --             (153)              --
                                                         ------------     ------------    -------------    -------------

Net income......................................         $     1,029      $     1,073     $      2,059     $      3,857
                                                         ============     ============    =============    =============

Per share data:
   Basic earnings per share:
      Income before extraordinary charge........         $      0.06      $      0.05     $       0.11     $       0.20
      Extraordinary charge......................               (0.01)              --            (0.01)              --
                                                         ------------     ------------    -------------    -------------
      Net income................................         $      0.05      $      0.05     $       0.10     $       0.20
                                                         ============     ============    =============    =============
   Diluted earnings per share:
      Income before extraordinary charge........         $      0.06      $      0.05     $       0.11     $       0.20
      Extraordinary charge......................               (0.01)              --            (0.01)              --
                                                         ------------     ------------    -------------    -------------
      Net income................................         $      0.05      $      0.05     $       0.10     $       0.20
                                                         ============     ============    =============    =============
      Weighted average shares outstanding - basic             19,717           19,717           19,717           19,717
                                                         ============     ============    =============    =============
      Weighted average shares outstanding - diluted           19,731           19,717           19,722           19,727
                                                         ============     ============    =============    =============



                                               See accompanying notes.


                        CAPITAL SENIOR LIVING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                               Nine Months Ended September 30,
                                                                            -------------------------------------
                                                                                  2001               2000
                                                                            ----------------   ------------------
                                                                               (Unaudited)        (Unaudited)

    Operating Activities
    Net income..........................................................    $         2,059    $         3,857
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization.................................              5,234              3,462
          Amortization of deferred financing charges....................                690                252
          (Gain) loss on sale of assets.................................             (2,425)               350
          Equity in the losses of affiliates............................                398                 --
          Minority interest in consolidated partnership.................              1,493                943
          Deferred tax expense..........................................                302                648
          Change in deferred income from affiliates.....................               (311)               705
          Change in deferred income.....................................                 --                231
          Extraordinary charge, net of minority interest and income tax
            benefit.....................................................                153                 --
          Changes in operating assets and liabilities:
              Accounts receivable.......................................              1,154                 11
              Accounts receivable from affiliates.......................              2,173              4,277
              Interest receivable.......................................             (3,101)              (173)
              Notes receivable..........................................                570               (569)
              Prepaid expenses and other................................             (1,316)            (2,009)
              Other assets..............................................             (1,128)              (615)
              Federal and state income taxes............................              1,586              1,766
              Accounts payable and accrued expenses.....................               (490)             2,179
              Customer deposits.........................................                126                133
                                                                            ----------------   ----------------
    Net cash provided by operating activities...........................              7,167             15,448
    Investing Activities
    Capital expenditures................................................             (1,866)            (1,845)
    Cash paid for acquisition, net of cash acquired of $2,060...........                 --           (102,014)
    Proceeds from the sale of assets....................................              3,637              4,504
    Advances to affiliates..............................................            (13,149)           (11,556)
    Distribution from (investments in) limited partnership..............                285               (472)
                                                                            ----------------   ----------------
    Net cash used in investing activities...............................            (11,093)          (111,383)
    Financing Activities
    Proceeds from notes payable and line of credit......................              3,207            125,248
    Repayment of notes payable..........................................             (4,416)           (27,744)
    Restricted cash.....................................................             (2,100)                --
    Distributions to minority partners..................................             (5,867)            (3,063)
    Deferred loan charges paid..........................................                 (2)            (3,636)
                                                                            ----------------   ----------------
    Net cash provided by (used in) financing activities.................             (9,178)            90,805
                                                                            ----------------   ----------------

    Decrease in cash and cash equivalents...............................            (13,104)            (5,130)
    Cash and cash equivalents at beginning of period....................             23,975             32,988
                                                                            ----------------   ----------------
    Cash and cash equivalents at end of period..........................    $        10,871    $        27,858
                                                                            ================   ================

    Supplemental disclosures:
    Cash paid during the period for:
           Interest.....................................................    $        10,965    $         7,068
                                                                            ================   ================
           Income taxes.................................................    $           545    $           354
                                                                            ================   ================


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

The accompanying consolidated balance sheet, as of December 31, 2000, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2000, and the accompanying unaudited consolidated financial statements, as of September 30, 2001 and 2000, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2001.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2001, results of operations for the three months and nine months ended September 30, 2001 and 2000, respectively, and cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results for the year ending December 31, 2001.

The Financial Accounting Standards Board issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. The Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As a result of the Company's minimal use of derivatives, the adoption of FAS 133 by the Company in the first quarter of fiscal 2001 did not have a material effect on the Company's earnings or financial position.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income, but the amount has not yet been determined, as previous business combinations have not yet been analyzed under the new rules. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effects of these tests will be on the earnings and financial position of the Company.

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.       TRANSACTIONS WITH AFFILIATES

The Company has entered into agreements with the partnerships set out below (the "Triad Entities") for the development and management of new senior living communities. The Triad Entities own and finance the construction of the new senior living communities. The communities are primarily Waterford communities. The development of senior living communities typically involves a substantial commitment of capital over a 12-month construction period during which time no revenues are generated, followed by an 18 to 24-month lease up period. The Company is accounting for these investments under the equity method of accounting based on the provisions of the Triad Entities partnership agreements.

The Triad Entities have opened 17 communities, including 15 Waterford communities and two expansions. In addition, there are two planned communities under construction and these two communities are expected to open in the first quarter of fiscal 2002.

The following table, as of September 30, 2001, sets forth the percentage ownership and capital investment the Company has in each of the Triad Entities, information related to loans made by the Company to each Triad Entity and information on deferred income related to each Triad Entity (dollars in thousands):

                                                        Notes Receivable                      Deferred Income
                                       -----------------------------------------------------------------------------
                    LP
                Ownership    Capital   Committed                          Interest          Development   Management
    Entity       Interest   Investment   Amount    Balance    Maturity     Rate    Interest     Fees         Fees
    ------       --------   ----------   ------    -------    --------     ----    --------     ----         ----


 Triad Senior
  Living I,
     L.P.          1.0%       $ --        $ --     $11,900(1)      --        8.0%   $ 145      $ 328         $114
  (Triad I)


 Triad Senior                                                 September
  Living II,          1.0        --      15,000    15,000     25, 2003       8.0      216        196             2
     L.P.                                             433(1)                 8.0
  (Triad II)


 Triad Senior
 Living III,                                                  February
     L.P.           1.0          --      15,000     15,000     8, 2004       8.0      197        378            3
 (Triad III)                                         2,195(1)                8.0


 Triad Senior
  Living IV,
     L.P.                                                     December
  (Triad IV)        1.0          --      10,000      7,686    30, 2003       8.0      142        120            --

 Triad Senior
Living V, L.P.                                                  June
  (Triad V)         1.0          --      10,000      4,101    30, 2004       8.0       58         31            --

--------------------------

(1) Pursuant to operating deficit loan obligations.

                      CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company typically receives a development fee of 4% of project costs, as well as reimbursement of expenses and overhead not to exceed 4% of project costs. These fees are recorded over the term of the development project on a basis approximating the percentage of completion method. The Company earned development fees on three communities in fiscal 2001 compared to 18 communities in fiscal 2000. In addition, when properties become operational, the Company typically receives management fees in an amount equal to the greater of 5% of gross revenues or $5,000 per month per community, other fees relating to lease up and overhead expenses.

The Company has the option to purchase the partnership interests of the other parties in each of the Triad Entities, except in Triad I, for an amount equal to the amount paid for the partnership interest by the other partners, plus a noncompounded return of 12% per annum. In addition, each Triad Entity, except Triad I, provides the Company with an option to purchase the communities developed by the applicable partnership upon such community's completion for an amount equal to the fair market value (based on third-party appraisals but not less than hard and soft costs and lease-up costs) of the community.

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

3.       NET INCOME PER SHARE

Basic earnings per share is calculated by dividing earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per share considers the dilutive effect of outstanding options calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share amounts):


                                                           Three Months Ended                Nine Months Ended
                                                                September 30,                    September 30,
                                                         ---------------------------      --------------------------
                                                            2001             2000            2001            2000
                                                         ----------       ----------      ----------      ----------

        Income before extraordinary charge               $   1,182        $   1,073       $   2,212       $   3,857
        Extraordinary charge                                  (153)              --            (153)             --
                                                         ----------       ----------      ----------      ----------
        Net income                                       $   1,029        $   1,073       $   2,059       $   3,857
                                                         ==========       ==========      ==========      ==========

        Weighted average shares outstanding - basic         19,717           19,717          19,717          19,717
        Effect of dilutive securities:
           Employee stock options                               14               --               5              10
                                                         ----------       ----------      ----------      ----------
        Weighted average shares outstanding - diluted       19,731           19,717          19,722          19,727
                                                         ==========       ==========      ==========      ==========
        Basic earnings per share:
           Income before extraordinary charge            $    0.06        $    0.05       $    0.11       $    0.20
           Extraordinary charge                          $   (0.01)       $      --       $   (0.01)      $      --
                                                         ----------       ----------      ----------      ----------
           Net income                                    $    0.05        $    0.05       $    0.10       $    0.20
                                                         ==========       ==========      ==========      ==========
        Diluted earnings per share:
           Income before extraordinary charge            $    0.06        $    0.05       $    0.11       $    0.20
           Extraordinary charge                          $   (0.01)       $      --       $   (0.01)      $      --
                                                         ----------       ----------      ----------      ----------
           Net income                                    $    0.05        $    0.05       $    0.10       $    0.20
                                                         ==========       ==========      ==========      ==========

                      CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Options to purchase 1.0 million shares of common stock at prices ranging from $2.00 to $13.50 per share were not included in the computation of diluted earnings per share because the average daily price of the common stock during the third quarter and first nine months of fiscal 2001 did not exceed the exercise price of the options, and therefore, the effect would be antidulitive. For the third quarter and first nine months of fiscal 2000, options to purchase
1.8 million shares of common stock at prices ranging from $3.63 to $13.50 per share were not included in the computation of diluted earnings per share because the average daily price of the common stock did not exceed the exercise price of the options, and therefore, the effect would be antidulitive.

4.  Acquisitions

On August 15, 2000, the Company completed its merger with ILM Senior Living, Inc. ("ILM") and the acquisition of the Villa Santa Barbara property interest held by ILM II Senior Living, Inc. ("ILM II"). This transaction resulted in the Company acquiring ownership of eight senior living communities with a capacity of approximately 1,300 residents. The Company had managed the ILM communities since 1996 pursuant to a management agreement with ILM. The merger was accounted for as a purchase and included total cash consideration for the eight communities of approximately $97.6 million, net of closing costs of $4.4 million, consisting of $87.5 million to the ILM shareholders and $10.1 million for ILM II's interest in the Villa Santa Barbara property. The consideration was agreed upon as the result of arm's-length negotiations between the parties to the merger and with ILM II. The Company also refinanced three of its existing communities in conjunction with the merger and repaid approximately $25.8 million of a $34.0 million line of credit with Bank One Texas, N.A., as agent, resulting in an amended loan facility of up to $9.0 million. GMAC Commercial Mortgage Corporation provided approximately $102.0 million and Newman Financial Services, Inc. provided approximately $20.0 million of financing for the merger and the refinancing. The balance of the merger consideration and amounts necessary for the refinancing came from the Company's existing cash resources. The allocation of the purchase price of the ILM acquisition is tentative pending the resolution of certain tax issues that existed at the time of acquisition. The allocation may change with the resolution of these tax issues.

The results of operations for the above acquisitions are included in the Company's statement of income from the date of acquisition.

The following pro forma consolidated results of operations for the nine months ended September 30, 2000, have been prepared as if the above-mentioned acquisitions had occurred on January 1, 2000, and are as follows (in thousands):

                                                                       2000
                                                                   ----------
                   Net sales                                       $   53,762
                   Net income                                      $    2,225
                   Net income per share - basic                    $     0.11
                   Net income per share - diluted                  $     0.11

                      CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

6.       RESTRICTED CASH.

At September 30, 2001, $2.1 million of cash was pledged by the Company as additional collateral on two corporate loan obligations and was classified as restricted cash on the balance sheet.

                        CAPITAL SENIOR LIVING CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis addresses (i) the Company's results of operations for the three and nine months ended September 30, 2001 and 2000, respectively, and (ii) the liquidity and capital resources of the Company and should be read in conjunction with the Company's consolidated financial statements contained elsewhere in this report.

The Company generates revenue from a variety of sources. For the three months ended September 30, 2001, the Company's revenue was derived as follows: 89.0% from the operation of 19 owned senior living communities that are operated by the Company; 5.4% from lease rentals for triple net leases; 5.2% from management fees arising from management services provided for 18 affiliate owned senior living communities and 12 third-party owned senior living communities and 0.4% derived from development fees earned for managing the development and construction of new senior living communities for the Triad Entities.

For the nine months ended September 30, 2001, the Company's revenue was derived as follows: 88.4% from the operation of 19 owned senior living communities; 5.7% from lease rentals for triple net leases; 5.2% from management fees arising from management services provided for 18 affiliate owned senior living communities and 12 third-party owned senior living communities and 0.7% derived from development fees earned for managing the development and construction of new senior living communities for the Triad Entities.

The Company believes that the factors affecting the financial performance of communities managed under contracts with third parties do not vary substantially from the factors affecting the performance of owned and leased communities, although there are different business risks associated with these activities.

The Company's third-party management fees are primarily based on a percentage of gross revenues. As a result, the cash flows and profitability of such contracts to the Company are more dependent on the revenues generated by such communities and less dependent on net cash flow than for owned communities. Further, the Company is not responsible for capital investments in managed communities. While the management contracts are generally terminable only for cause, in certain cases, the contracts can be terminated upon the sale of a community, subject to the Company's rights to offer to purchase such community.

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

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

The Company's current management contracts expire on various dates through June 2011 and provide for management fees based generally upon rates that vary by contract from 4% of net revenues to 7% of net revenues. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community.

The Company's development fees are generally based upon a percentage of construction costs and are earned over the period commencing with the initial development activities and ending with the opening of the community. During the nine months ended September 30, 2001, development fees have been earned for services performed on three communities under development or expansion for the Triad Entities.

Results of Operations

The following table sets forth for the periods indicated, selected statements of income data in thousands of dollars and expressed as a percentage of total revenues.


                                               Three Months Ended                       Nine Months Ended
                                                  September 30,                           September 30,
                                     --------------------------------------- ----------------------------------------
                                            2001                2000                2001                   2000
                                     ------------------- ------------------- -------------------- -------------------
                                           $        %        $          %         $         %          $         %
                                     ----------- ------- ---------- -------- ---------- --------- ----------- -------

  Revenues:
       Resident and healthcare
         revenue.................     $ 15,123     89.0  $ 12,955      80.8    $47,262      88.4   $ 33,220     81.2
       Rental and lease income...          916      5.4     1,032       6.4      3,053       5.7      3,054      7.5
       Unaffiliated management
         service revenue.........          446      2.6       523       3.3      1,478       2.8      1,783      4.4
       Affiliated management
         service revenue.........          449      2.6       285       1.8      1,269       2.4        690      1.7
       Unaffiliated development
         fees....................           --       --       106       0.6         40       0.1        476      1.2
       Affiliated development fees          63      0.4     1,139       7.1        341       0.6      1,658      4.0
                                     ----------  -------  --------   -------   --------   -------   --------   ------
       Total revenue.............       16,997    100.0    16,040     100.0     53,443     100.0     40,881    100.0

  Expenses:
       Operating expenses........        9,407     55.4     7,696      48.0     28,386      53.1     20,016     49.0
       General and administrative
          expenses...............        3,110     18.3     2,571      16.0      9,705      18.2      6,923     16.9
       Depreciation and
          amortization...........        1,738     10.2     1,460       9.1      5,234       9.8      3,462      8.5
                                     ----------  -------  --------   -------   --------   -------   --------   ------
                   Total expenses       14,255     83.9    11,727      73.1     43,325      81.1     30,401     74.4
                                     ----------  -------  --------   -------   --------   -------   --------   ------

  Income from operations ........        2,742     16.1     4,313      26.9     10,118      18.9     10,480     25.6

  Other income (expense):
       Interest income...........        1,616      9.5     1,489       9.3      4,749       8.9      4,322     10.6
       Interest expense..........       (3,743)   (22.0)   (3,322)    (20.7)   (11,835)    (22.1)    (7,292)   (17.8)
       Equity in the losses of
         affiliates..............          (62)    (0.4)       --        --       (398)     (0.7)        --       --
       Gain (loss) on sales of
          assets.................        2,425     14.3      (653)     (4.1)     2,425       4.5       (350)    (0.9)
                                     ----------  -------  --------   -------   --------   -------   --------   ------

       Income before income taxes
         minority interest in
         consolidated partnership
         and extraordinary charge.       2,978     17.5     1,827      11.4      5,059       9.5      7,160     17.5
       Provision for income taxes         (724)    (4.2)     (655)     (4.1)    (1,354)     (2.5)    (2,360)    (5.8)
                                     ----------  -------  --------   -------   --------   -------   --------   ------

  Income before minority interest
    in consolidated partnership
    and extraordinary charge.....        2,254     13.3     1,172       7.3      3,705       7.0      4,800     11.7
  Minority interest in consolidated
    partnership..................       (1,072)    (6.3)      (99)     (0.6)    (1,493)     (2.8)      (943)    (2.3)
                                     ----------  -------  --------   -------   --------   -------   --------   ------
  Net income before extraordinary
    charge.......................        1,182      7.0     1,073       6.7      2,212       4.1      3,857      9.4
  Extraordinary charge, net of
    minority interest and income
    tax benefit of $187 and
    $94, respectively............         (153)    (0.9)       --        --       (153)     (0.3)        --       --
                                      ----------  -------  --------   -------   --------   -------   --------   ------
  Net income.....................     $1, 029      6.1    $1,073       6.7     $2,059       3.9     $3,857     9.4
                                      ==========  =======  ========   =======   ========   =======   ========   ======



                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)


Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

Revenues. Total revenues were $17.0 million in the three months ended September 30, 2001 compared to $16.0 million for the three months ended September 30, 2000, representing an increase of $1.0 million or 6.0%. This increase in revenue is primarily the result of a $2.2 million or 16.7% increase in resident and healthcare revenue offset by a $1.2 million decrease in development fees. The increase in resident and healthcare revenue reflects higher resident capacity this year as the acquisition of eight communities was completed in the middle of last year's third quarter. The reduction in development fee revenue reflects the Company's strategic initiative aimed at discontinuing the use of joint ventures for future development. The Company is currently developing two communities for Triad IV, and expects these communities to open in the first quarter of fiscal 2002.

Expenses. Total expenses were $14.3 million in the third quarter of fiscal 2001 compared to $11.7 million in the third quarter of fiscal 2000, representing an increase of $2.6 million or 21.6%. This increase is primarily due to the operations related to the eight communities acquired in the middle of the third quarter of fiscal 2000, nonrecurring costs of approximately $0.5 million associated with preparing one community for sale, along with slightly higher operating costs at the Company's senior living communities.

Other income and expense. Interest income increased $0.1 million in the third quarter of fiscal 2001 compared to the same period in 2000 as a result of additional income earned on loans made to the Triad Entities. Interest expense increased $0.4 million in the third quarter of fiscal 2001 compared to the prior year as a result of additional debt incurred by the Company to acquire the eight communities and refinancing three of the Company's owned communities, partially offset by lower interest rates on the Company's variable rate loans in the current fiscal year. The Company's equity in the losses of affiliates represents the Company's share of the startup losses incurred by the Triad Entities. The gain on sales of properties of $2.4 million in fiscal 2001 resulted from the sale of the Cambridge community owned by Healthcare Properties, L.P. ("HCP") along with another small facility owned by HCP. The loss on sales of properties of $0.7 million in fiscal 2000 resulted from the sale of one community and a small adjacent facility owned by HCP.

Provision for income taxes. Provision for income taxes in the third quarter of fiscal 2001 was $0.7 million or 38.0% of taxable income, compared to $0.7 million or 37.9% of taxable income in the comparable quarter for 2000. The effective tax rates for the first quarter of 2001 and 2000 differ from the statutory tax rates because of state income taxes and permanent tax differences.

Minority interest. The increase in minority interest of $1.0 million is primarily due to the gains recognized on sale of properties in fiscal 2001.

Extraordinary charge. The Company recognized an extraordinary charge, net of minority interest and income tax benefit, of $0.2 million. This charge resulted from a loan foreclosure on HCP's McCurdy community.

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

Net income. As a result of the foregoing factors, net income decreased $0.1 million to $1.0 million for the three months ended September 30, 2001, as compared to $1.1 million for the comparable period in the prior fiscal year.


Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

Revenues. For the nine months ended September 30, 2001, total revenues were $53.4 million compared to $40.9 million for the nine months ended September 30, 2000, representing an increase of $12.5 million or 30.7%. This increase in revenue is primarily the result of a $14.0 million increase in resident and healthcare revenue, an increase of $0.3 million in management fees offset by a decrease in development fee revenue of $1.8 million. The increase in resident and healthcare revenue reflects the Company's additional resident capacity from the eight communities acquired in the third quarter of fiscal 2000. The increase in management fee revenue is from increased fees earned related to the Triad Entities. The reduction in development fee revenue reflects the Company's strategic initiative aimed at discontinuing the use of joint ventures for future development. During the first nine months of fiscal 2001, the Company received development fee revenue on three communities compared to 18 communities in the first nine months of fiscal 2000.

Expenses. Total expenses increased $12.9 million or 42.5% to $43.3 million in the first nine months of fiscal 2001 compared to $30.4 million in the first nine months of fiscal 2000. This increase is primarily due to the operations related to the eight communities acquired in the third quarter of fiscal 2000, nonrecurring costs of $0.5 million associated with preparing one community for sale, along with slightly higher operating costs at the Company's senior living communities.

Other income and expense. Interest income increased $0.4 million in the first nine months of fiscal 2001 compared to the same period in 2000 as a result of additional income earned on loans made to the Triad Entities. Interest expense increased $4.5 million in the first nine months of fiscal 2001 compared to the prior year as a result of additional debt incurred by the Company to acquire the eight communities and refinancing three of the Company's owned communities partially offset by lower interest rates in the current fiscal year. The
Company's equity in the losses of affiliates of $0.4 million represents the Company's share of the startup losses incurred by the Triad Entities. The gain on sales of properties of $2.4 million in fiscal 2001 resulted from the sale of HCP's Cambridge community along with the sale of another small facility owned by HCP. The loss on sales of properties in fiscal 2000 of $0.4 million resulted from a loss of $0.7 million on the sale of a community and a small adjacent facility owned by HCP partially offset by a gain of $0.3 million on the sale of another community owned by HCP.

Provision for income taxes. Provision for income taxes in the first nine months of fiscal 2001 was $1.4 million or 38.0% of taxable income, compared to $2.4 million or 38.0% of taxable income in the comparable period of fiscal 2000. The effective tax rates for the third quarter of 2001 and 2000 differ from the statutory tax rates because of state income taxes and permanent tax differences.

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)


Minority interest. The increase in minority interest of $0.6 million is primarily due to the gains recognized on sale of properties in fiscal 2001, offset by lower operating income at HCP.

Net income. As a result of the foregoing factors, net income decreased $1.8 million to $2.1 million for the nine months ended September 30, 2001, as compared to $3.9 million for the nine months ended September 30, 2000.

Liquidity and Capital Resources

In addition to approximately $10.9 million of cash balances on hand as of September 30, 2001, the Company's principal source of liquidity is expected to be cash flows from operations and proceeds from the sale of non-core assets. The Company expects its cash and cash equivalents along with its net income, cash flow from operations and the proceeds from the sale of non-core assets to be sufficient to fund its short-term working capital requirements. The Company's long-term capital requirements, primarily for acquisitions, development and other corporate initiatives, will be dependent on the Company's ability to access funds through the debt and/or equity markets or the formation of joint ventures. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet its long-term capital requirements.

With regard to the tragic events of September 11, 2001, traffic slowed during the second half of the month, as some prospects remained at home to watch the unfolding events. Activities at the Company's communities returned to more normal levels in October and the Company does not expect any long-term effects from the events of September 11th.

The Company had net cash provided by operating activities of $7.2 million and $15.4 million in the first nine months of fiscal 2001 and 2000, respectively. In the first nine months of fiscal 2001, the net cash provided by operating activities was primarily derived from net income of $2.1 million, net non-cash charges of $5.5 million, a decrease in accounts and income tax receivable of $4.9 million and a reduction of notes receivable of $0.6 million, offset by an increase in interest receivable of $3.1 million, increase in prepaid expenses of $1.3 million, increase in other assets of $1.1 million and a decrease in accounts payable and accrued expenses of $0.5 million. In the first nine months

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)


of fiscal 2000, the net cash provided by operating activities was primarily derived from net income of $3.9 million, net non-cash charges of $6.6 million, a decrease in accounts and income tax receivable of $6.1 million and an increase in accounts payable and accrued expenses of $2.2 million, offset by an increase in prepaid expenses of $2.0 million, increase in other assets of $0.6 million, an increase in notes receivable of $0.6 million and an increase in interest receivable of $0.2 million.

The Company had net cash used in investing activities of $11.1 million and $111.4 million in the first nine months of fiscal 2001 and 2000, respectively. In the first nine months of fiscal 2001, the Company's net cash used in investing activities was primarily the result of advances to the Triad Entities of $13.1 million and capital expenditures of $1.9 million, offset by proceeds from the sale of assets of $3.6 million and distributions from limited partnerships of $0.3 million. In the first nine months of fiscal 2000, the Company's net cash used in investing activities was primarily the result of cash paid of $102.0 million, net of cash acquired, for the acquisition of eight senior living communities, advances to the Triad Entities of $11.6 million, capital expenditures of $1.8 million and investments in limited partnerships of $0.5 million, offset by the proceeds from the sale of assets of $4.5 million.

The Company had net cash used in financing activities of $9.2 million in first nine months of fiscal 2001, compared to net cash provided by financing activities of $90.8 million in the comparable period of fiscal 2000. For the first nine months of fiscal 2001, net cash used in financing activities was primarily the result of repayment of notes payable of $4.4 million, cash restricted by loan modifications of $2.1 million and distribution to minority partners of $5.9 million, offset by proceeds from notes payable of $3.2 million. For the first nine months of fiscal 2000, net cash provided by financing activities was primarily the result of proceeds from issuance of notes payable of $125.2 million, used to finance the acquisition of the eight communities and to refinance three of the Company's owned communities, offset by repayments of notes payable of $27.7 million, distributions to minority partners of $3.1 million and deferred loan charges paid of $3.6 million.

The Company derives the benefits and bears the risks attendant to the communities it owns. The cash flows and profitability of owned communities depends on the operating results of such communities and are subject to certain risks of ownership, including the need for capital expenditures, financing and other risks such as those relating to environmental matters.

The cash flows and profitability of the HCP owned communities that are leased to third parties depend on the ability of the lessee to make timely lease payments. There are currently six properties leased by HCP to third parties. Four of these properties are leased until November 30, 2001 to HealthSouth Rehabilitation
Corp. ("HealthSouth") under a master lease agreement. Three of these four properties were closed by the lessee and effective August 25, 1999, HealthSouth agreed to transfer control of the closed communities to the Company. The Company has subsequently sold these three properties. HealthSouth, however, agreed to continue making its full lease payments related to all four properties. Of the remaining two triple net leases, one has been leased to an unaffiliated party for five years and all payments have been made on a timely basis. The lease of the other property expired in fiscal 2000. The lessee continues to make its monthly lease payment to HCP but is delinquent on its rent participation payments. Also, this lessee and its parent company/guarantor have filed for chapter 11 bankruptcy in the United States Bankruptcy Court and has further informed HCP that it is rejecting the lease effective January 1, 2002. The Company is reviewing its options regarding this property, including finding a new lessee for the property or selling the property. With regard to properties previously leased or owned by HCP, as of January 2001, the lessee on a triple net leased property in Evansville, Indiana defaulted on its minimum lease payments. HCP made the decision not to put additional money into the property (which was built in 1916) and notified the lender that they would not continue paying the lender's mortgage payment on the property. Consequently, during the third quarter the lender foreclosed on the property. The foreclosure resulted in the Company recording an extraordinary loss, net of income tax benefit and minority interest, of $0.2 million. Also,

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)


during the third quarter HCP sold one of its communities and a small facility for $3.9 million. The sale of the community in Cambridge, Massachusetts resulted in net proceeds to the Company of $3.3 million and a gain on sale of $2.4 million. The sale of the small facility in Goodlettsville, Tennessee resulted in net proceeds of $0.3 million and a gain on sale of $1,000.

The cash flows and profitability of the Company's third-party management fees are dependent upon the revenues and profitability of the communities managed. While the management contracts are generally terminable only for cause, in certain cases, contracts can be terminated upon the sale of a community, subject to the Company's rights to offer to purchase such community.

The Company has entered into agreements with the Triad Entities for the development and management of new senior living communities. The development of senior living communities typically involves a substantial commitment of capital over a 12-month construction period during which time no revenues are generated, followed by an 18 to 24-month lease up period. The Triad Entities will own and finance the construction of the new communities. These communities are primarily Waterford communities. The Company typically receives a development fee of 4% of project costs, as well as reimbursement of expenses and overhead not to exceed 4% of project costs. In addition, when the properties become operational, the Company typically receives management fees in an amount equal to the greater of 5% of gross revenues or $5,000 per month per community, other fees relating to lease up, and overhead expenses.

The Triad Entities have opened 17 communities, including 15 Waterford communities and two expansions. In addition, there are two planned communities under construction and these two communities are expected to open in the first quarter of fiscal 2002.

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

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

The chart below sets forth  information  about  Company  loans made to the Triad
Entities and financings from institutional lenders obtained by the Triad Entities (dollars in thousands):



                                Notes Receivable                                     Loan Facilities
                  ---------------------------------------------------  ----------------------------------------
                                 Balance
                  Committed     Sept. 30,                    Interest
    Entity          Amount         2001         Maturity      Rate     Amount           Type             Lender
    ------          ------         ----         --------      ----     ------           ----             ------

 Triad Senior
Living I, L.P.
   (Triad I)       $   --        $11,900(1)        --          8.0%   $50,000        permanent            GMAC


 Triad Senior                                September 25,                                                 Key
Living II, L.P.    $15,000       $15,000          2003         8.0%   $26,800        mini-perm            Bank
  (Triad II)                         433(1)                    8.0%


 Triad Senior
  Living III,                                 February 8,                                               Guaranty
     L.P.          $15,000       $15,000          2004        8.0%    $56,300        mini-perm           Federal
  (Triad III)                      2,195(1)                   8.0%

 Triad Senior
Living IV, L.P.
  (Triad IV)                                  December 30,                         construction,         Compass
                   $10,000       $ 7,686          2003        8.0%    $18,600        mini-perm            Bank

 Triad Senior
Living V, L.P.
   (Triad V)                                    June 30,                                                 Bank of
                   $10,000       $ 4,101          2004        8.0%    $ 9,333        mini-perm           America

---------------
(1) Pursuant to operating deficit loan obligations.

Triad V was notified by the lender, at the end of the third quarter, of its failure to comply with certain terms of its loan agreement with the lender. The lender, however, has expressed its intention to work with the borrower in order to reach a mutually agreeable forbearance agreement with respect to this loan.

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

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)


New Pronouncements

The Financial Accounting Standards Board issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1998. The Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As a result of the Company's minimal use of derivatives, the adoption of FAS 133 by the Company in the first quarter of fiscal 2001 did not have a material effect on the Company's earnings or financial position.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income, but the amount has not yet been determined, as previous business combinations have not yet been analyzed under the new rules. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effects of these tests will be on the earnings and financial position of the Company.

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

                        CAPITAL SENIOR LIVING CORPORATION


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk is exposure to changes in interest rates on debt instruments. As of September 30, 2001, the Company had $184.1 million in outstanding debt comprised of various fixed and variable rate debt instruments of $56.1 million and $128.0 million, respectively.

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

Item 5.       OTHER INFORMATION

                  Not Applicable

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

                  (A)      Exhibits:
                                    Not Applicable

                  (B)      Reports on Form 8-K:
                                    Not Applicable

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

Date:    November 13, 2001