Form 10-K
period 2001-12-31
CAPITAL SENIOR LIVING CORP
filed 2002-03-28
CIK 1043000

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

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                    OR
    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM           TO

                      COMMISSION FILE NUMBER: 1-13445

                             ---------------------

                       CAPITAL SENIOR LIVING CORPORATION
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                           75-2678809
         (State or other jurisdiction of                            (I.R.S. Employer
         incorporation or organization)                            Identification No.)

         14160 DALLAS PARKWAY, SUITE 300                                  75254
                  DALLAS, TEXAS                                        (Zip Code)
    (Address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (972) 770-5600
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

               TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
               -------------------                      -----------------------------------------
          Common Stock, $.01 par value                           New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the 9,423,680 shares of the Registrant's Common Stock, par value $0.01 per share ("Common Stock"), held by nonaffiliates, based upon the closing price of the Registrant's Common Stock as reported by the New York Stock Exchange on March 21, 2002 was approximately $35,998,458. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant. As of March 20, 2002, 19,719,843 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive proxy statement pertaining to the 2002 Annual Meeting of Stockholders (the "Proxy Statement") and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A is incorporated herein by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       CAPITAL SENIOR LIVING CORPORATION

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
                                    PART I
Item 1.   Business....................................................     1
Item 2.   Properties..................................................    19
Item 3.   Legal Proceedings...........................................    20
Item 4.   Submission of Matters to a Vote of Security Holders.........    21

                                   PART II
Item 5.   Market for Registrant's Common Equity; Related Stockholder
          Matters.....................................................    21
Item 6.   Selected Financial Data.....................................    23
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    25
Item 7a.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    36
Item 8.   Financial Statements and Supplementary Data.................    37
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................    37

                                   PART III
Item 10.  Directors and Executive Officers of the Registrant..........    37
Item 11.  Executive Compensation......................................    37
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    37
Item 13.  Certain Relationships and Related Transactions..............    38

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................    38
Signatures............................................................    39
Index to Financial Statements.........................................   F-1
Index to Exhibits.....................................................   E-1

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Capital Senior Living Corporation (together with its subsidiaries, the "Company") is one of the largest operators of senior living communities in the United States in terms of resident capacity. As of December 31, 2001, the Company owned interests in and/or operated 48 communities in 20 states with a capacity of approximately 7,600 residents, including 39 communities in which it owned interests and 9 communities that it managed for third parties pursuant to management contracts. As of December 31, 2001, the Company was developing two new communities, that are expected to be completed in the first quarter of 2002 and will have a capacity of approximately 292 residents. As of December 31, 2001, the Company also operated one home care agency. Approximately 93% of the total revenues for the senior living communities owned and managed by the Company as of December 31, 2001 are derived from private pay sources. As of December 31, 2001, the stabilized communities that the Company operated and in which it owned interests had an average occupancy rate of approximately 93% and those stabilized communities that the Company managed had an average occupancy rate of approximately 90%. The Company and its predecessors have provided senior living services since 1990.

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

     - The Company purchased substantially all of the assets of Capital Senior Living Communities, L.P. ("CSLC") in exchange for the assumption of approximately $71 million in debt (the "LBHI Loan") and $5.8 million in cash. The LBHI Loan was repaid with some of the proceeds of the Company's initial public offering. The primary assets of CSLC were (i) four senior living communities; (ii) approximately 56% of the limited partnership interests in HealthCare Properties, L.P. ("HCP"); and (iii) approximately 31% of certain notes (the "NHP Notes") issued by NHP Retirement Housing Partners I Limited Partnership ("NHP"). The primary assets of NHP consisted of five senior living communities. NHP has subsequently been dissolved and is currently being liquidated. The Company owns 33% of the NHP Notes and received a payment of $5.6 million in January 2002.

     At the time of the Formation Transaction, the primary assets of HCP consisted of: (i) approximately $9.9 million in cash and cash equivalents; (ii) four physical rehabilitation facilities; and (iii) four skilled nursing facilities. The Company currently owns approximately 57% of the limited partnership interests of HCP. HCP has subsequently sold or disposed of three of the four physical rehabilitation facilities and the four skilled nursing centers. HCP's remaining physical rehabilitation facility is held for sale.

     On September 30, 1998, the Company acquired four of the five senior living communities from NHP for cash consideration of $40.7 million. The purchase price for the properties was determined by independent appraisal. NHP sold its remaining community, the Amberleigh, in Buffalo, New York on December 31, 2001.

     On October 28, 1998, the Company acquired two senior living communities from Gramercy Hill Enterprises ("Gramercy"), and Tesson Heights Enterprises ("Tesson"), for aggregate consideration of approximately $34 million.

     On August 15, 2000, the Company completed its merger (the "ILM Merger") with ILM Senior Living, Inc. ("ILM") and the acquisition of the Villa Santa Barbara property interest held by ILM II Senior Living, Inc. ("ILM II"). The consummation of the ILM Merger and acquisition of the Villa Santa Barbara property interest held by ILM II resulted in the Company acquiring ownership of eight senior living communities with a capacity of approximately 1,300 residents. The ILM Merger was accounted for as a purchase and included total cash consideration for the eight communities of approximately $97.6 million, consisting of $87.5 million to the ILM stockholders and $10.1 million for ILM II's interest in the Villa Santa Barbara property. The consideration was agreed upon as the result of arm's-length negotiations between the parties to the ILM Merger and ILM II. The Company had managed the ILM and ILM II communities since 1996 pursuant to management agreements with ILM and ILM II.

     On February 9, 2001, the Company announced that it was terminating its merger agreement with ILM II. A tax issue disclosed in ILM II's Annual Report on Form 10-K filed on January 31, 2001 could have caused a material adverse change under the merger agreement with ILM II, and therefore put the Company in the position of having to terminate the merger agreement. The Company does not expect to incur any additional costs related to the merger agreement. The Company continues to manage the five remaining ILM II communities on a month-to-month basis pursuant to the terms of the previous management agreement between the Company and a subsidiary of ILM II. On February 28, 2002, ILM II notified the Company that it had entered into an agreement to sell the five communities and would, therefore, be terminating the management agreement effective April 1, 2002.

     In December 2001, the Company formed a joint venture, BRE/CSL, L.L.C. ("BRE/CSL"), a Delaware limited liability company, with Blackstone Real Estate Advisors ("Blackstone"), which will seek to acquire in excess of $200 million of senior housing properties. The venture is owned 90% by Blackstone and 10% by the Company. The Company will manage the communities owned by the joint venture under long-term management contracts. On December 31, 2001, the venture acquired its first property, The Amberleigh at Woodside Farms, a 394 resident capacity independent living facility, from NHP. In connection with the acquisition by BRE/CSL, the Company contributed $1.8 million to the venture. The Company expects to recover approximately $1.4 million of its contribution to BRE/CSL when permanent financing is obtained for the Amberleigh community. In addition, the Company has entered into a contribution agreement to contribute four of its senior living communities to the joint venture.

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

     As a senior's need for assistance increases, care in an assisted living residence is often preferable and more cost-effective than home-based care or nursing home care. Typically, assisted living represents a combination of housing and support services designed to aid elderly residents with activities of daily living ("ADLs"), such as ambulation, bathing, dressing, eating, grooming, personal hygiene, and monitoring or assistance with medications. Certain assisted living residences may also provide assistance to residents with low acuity medical needs, or may offer higher levels of personal assistance for incontinent residents or residents with Alzheimer's disease or other cognitive or physical frailties. Generally, assisted living residents require higher levels of care than residents of independent living residences and retirement living centers, but require lower levels of care than patients in skilled nursing facilities. For seniors who need the constant attention of a skilled nurse or medical practitioner, a skilled nursing facility may be required.

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

     The Company believes that the senior living industry will require large capital infusions over the next 10 years to meet the growing demand for senior living communities. The National Investment Conference has estimated that capital demand for private pay independent living communities will increase by $38 billion between 2000 and 2010, while estimated capital demand for private pay assisted living communities will increase by $29 billion during the same ten-year period. As a result, the Company believes there will continue to be growth opportunities in the senior living market for providing services to the elderly.

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

     The likelihood of living alone increases with age. Most of this increase is due to an aging population in which women outlive men. In 1993, eight out of 10 noninstitutionalized elderly who lived alone were women. According to the United States Bureau of Census, based on 1993 data, the likelihood of women living alone increases from 32% for 65 to 74-year-olds to 57% for those women aged 85 and older. Men show similar trends with 13% of the 65 to 74-year-olds living alone rising to 29% of the men aged 85 and older living alone. Societal changes, such as high divorce rates and the growing numbers of persons choosing not to marry, have further increased the number of Americans living alone. This growth in the number of elderly living alone has resulted in an increased demand for services that historically have been provided by a spouse, other family members or live-in caregivers.

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

  RESTRICTED SUPPLY OF NURSING BEDS

     The majority of states in the United States have adopted Certificate of Need or similar statutes generally requiring that, prior to the addition of new skilled nursing beds, the addition of new services, or the making of certain capital expenditures, a state agency must determine that a need exists for the new beds or the proposed activities. The Company believes that this Certificate of Need process tends to restrict the supply and availability of licensed nursing facility beds. High construction costs, limitations on government reimbursement for the full costs of construction, and start-up expenses also act to constrain growth in the supply of such facilities. At the same time, nursing facility operators are continuing to focus on improving occupancy and expanding services to subacute patients generally of a younger age and requiring significantly higher levels of nursing care. As a result, the Company believes that there has been a decrease in the number of skilled nursing beds available to patients with lower acuity levels and that this trend should increase the demand for the Company's senior living communities, including, particularly, the Company's assisted living communities and skilled nursing facilities.

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

  REDUCED RELIANCE ON FAMILY CARE

     Historically, the family has been the primary provider of care for seniors. The Company believes that the increase in the percentage of women in the work force, the reduction of average family size, and overall increased mobility in society is reducing the role of the family as the traditional caregiver for aging parents. The Company believes that these factors will make it necessary for many seniors to look outside the family for assistance as they age.

OPERATING STRATEGY

     The Company's operating strategy is to provide high quality, senior living services at an affordable price to its residents, while achieving and sustaining a strong, competitive position within its chosen markets, as well as continuing to enhance the performance of its operations. The Company is implementing its operating strategy principally through the following methods.

  PROVIDE A BROAD RANGE OF HIGH-QUALITY PERSONALIZED CARE

     Central to the Company's operating strategy is its focus on providing high-quality care and services that are personalized and tailored to meet the individual needs of each community resident. The Company's residences and services are designed to provide a broad range of care that permits residents to "age in place" as their needs change and as they develop further physical or cognitive frailties. By creating an environment that maximizes resident autonomy and provides individualized service programs, the Company seeks to attract seniors at an earlier stage, before they need the higher level of care provided in a skilled nursing facility. The Company also maintains a comprehensive quality assurance program designed to ensure the satisfaction of its residents and their family members. The Company conducts annual resident satisfaction surveys that allow residents at each community to express whether they are "very satisfied," "satisfied" or "dissatisfied" with all major areas of a community, including, housekeeping, maintenance, activities and transportation, food service, security and management. In 2001 and 2000, the Company achieved a 97% and 93% overall approval rating, respectively, from the residents' satisfaction survey.

  OFFER SERVICES ACROSS A RANGE OF PRICING OPTIONS

     The Company's range of products and services is continually expanding to meet the evolving needs of its residents. The Company has developed a menu of products and service programs that may be further customized to serve both the moderate and upper income markets of a particular targeted geographic area. By offering a range of pricing options that are customized for each target market, the Company believes that it can develop synergies, economies of scale and operating efficiencies in its efforts to serve a larger percentage of the elderly population within a particular geographic market.

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

  EMPHASIZE EMPLOYEE TRAINING AND RETENTION

     The Company devotes special attention to the hiring, screening, training, supervising and retention of its employees and caregivers to ensure that quality standards are achieved. In addition to normal on-site training, the Company conducts annual national management meetings and encourages sharing of expertise among managers. The Company's commitment to the total quality management concept is emphasized throughout its training program. This commitment to the total quality management concept means identification of the "best practices" in the senior living market and communication of those "best practices" to the Company's executive directors and their staff. The identification of best practices is realized by a number of means, including: emphasis on regional and executive directors keeping up with professional trade journals; interaction with other professionals and consultants in the senior living industry through seminars, conferences and consultations; visits to other properties; leadership and participation at national and local trade organization events; and information derived from marketing studies and resident satisfaction surveys. This information is continually processed by regional managers and the executive directors and communicated to the Company's employees as part of their training. The Company's staffing of each community with an executive director allows it to hire more professional employees at these positions, while the Company's developed career path helps it to retain the professionals it hires. The Company hires an executive director for each of its communities and provides them with autonomy, responsibility and accountability. The Company believes its commitment to and emphasis on employee training and retention differentiates the Company from many of its competitors.

  UTILIZE COMPREHENSIVE INFORMATION SYSTEMS

     The Company employs comprehensive proprietary information systems to manage financial and operating data in connection with the management of its communities. Utilizing the Company's PC-based network, the Company is able to collect and monitor, on a regular basis, key operating data for its communities. Reports are routinely prepared and distributed to on-site, district and regional managers for use in managing the profitability of the Company's communities. The Company's management information systems provide senior management with the ability to identify emerging trends, monitor and control costs and develop current pricing strategies. The Company believes that its proprietary information systems are scalable to support future growth.

SENIOR LIVING SERVICES

     The Company provides a wide array of senior living services to the elderly at its communities, including independent living, assisted living (with special programs and living units at some of its communities for residents with Alzheimer's and other forms of dementia), skilled nursing and home care services. By offering a variety of services and encouraging the active participation of the resident and the resident's family and medical consultants, the Company is able to customize its service plan to meet the specific needs and desires of each resident. As a result, the Company believes that it is able to maximize customer satisfaction and avoid the high cost of delivering unnecessary services to residents.

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

  INDEPENDENT LIVING SERVICES

     The Company provides independent living services to seniors who do not yet need assistance or support with ADLs, but who prefer the physical and psychological comfort of a residential community that offers health care and other services. As of December 31, 2001, the Company had ownership interests in 34 communities and managed an additional seven communities that provide independent living services, with an aggregate capacity for 5,142 and 1,097 residents, respectively.

     Independent living services provided by the Company include daily meals, transportation, social and recreational activities, laundry, housekeeping, 24-hour staffing and health care monitoring. The Company also fosters the wellness of its residents by offering health screenings (such as blood pressure checks), periodic special services (such as influenza inoculations), dietary and similar programs, as well as ongoing exercise and fitness classes. Classes are given by health care professionals to keep residents informed about health and disease management. Subject to applicable government regulation, personal care and medical services are available to independent living residents through either the community staff or through the Company's or other independent home care agencies. The Company's independent living residents pay a fee ranging from $1,050 to $3,450 per month, in general, depending on the specific community, program of services, size of the unit and amenities offered. The Company's contracts with its independent living residents are generally for a term of one year and are typically terminable by the resident upon 30 days notice.

  ASSISTED LIVING SERVICES

     The Company offers a wide range of assisted living care and services, including personal care services, 24 hour staffing, support services, and supplemental services. As of December 31, 2001, the Company had ownership interests in 15 communities and managed an additional eight communities that provide assisted living services, with an aggregate capacity for 626 and 412 residents, respectively. The residents of the Company's assisted living residences generally need help with some or all ADLs, but do not require the more acute medical care traditionally given in nursing homes. Upon admission to the Company's assisted living communities, and in consultation with the resident, the resident's family and medical consultants, each resident is assessed to determine his or her health status, including functional abilities and need for personal care services. The resident also completes a lifestyles assessment to determine the resident's preferences. From these assessments, a care plan is developed for each resident to ensure that all staff members who render care meet the specific needs and preferences of each resident where possible. Each resident's care plan is reviewed periodically to determine when a change in care is needed.

     The Company has adopted a philosophy of assisted living care that allows a resident to maintain a dignified independent lifestyle. Residents and their families are encouraged to be partners in the residents' care and to take as much responsibility for their well being as possible. The basic types of assisted living services offered by the Company include the following:

          Personal Care Services. These services include assistance with ADLs such as ambulation, bathing, dressing, eating, grooming, personal hygiene, and monitoring or assistance with medications.

          Support Services. These services include meals, assistance with social and recreational activities, laundry services, general housekeeping, maintenance services and transportation services.

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

     In pricing its services, the Company has developed the following three levels or tiers of assisted living care:

     - Level I typically provides for minimum levels of care and service, for which the Company generally charges a monthly fee per resident ranging from $1,400 to $3,325, depending upon unit size and the project design type. Typically, Level I residents need minimal assistance with ADLs.

     - Level II provides for relatively higher levels and increased frequency of care, for which the Company generally charges a monthly fee per resident ranging from $1,695 to $3,525, depending upon the unit size and the project design type. Typically, Level II residents require moderate assistance with ADLs and may need additional personal care, support and supplemental services.

     - Level III provides for the highest level of care and service, for which the Company generally charges a monthly fee per resident ranging from $1,995 to $3,700, depending upon the unit size and the project design type. Typically, Level III residents are either very frail or impaired and utilize many of the Company's services on a regular basis.

     The Company maintains programs and special units at some of its assisted living communities for residents with Alzheimer's and other forms of dementia, which provide the attention, care and services needed to help those residents maintain a higher quality of life. Specialized services include assistance with ADLs, behavior management and a life skills based activities program, the goal of which is to provide a normalized environment that supports residents' remaining functional abilities. Whenever possible, residents assist with meals, laundry and housekeeping. Special units for residents with Alzheimer's and other forms of dementia are located in a separate area of the community and have their own dining facilities, resident lounge areas, and specially trained staff. The special care areas are designed to allow residents the freedom to ambulate as they wish, while keeping them safely contained within a secure area with a minimum of disruption to other residents. Special nutritional programs are used to help ensure caloric intake is maintained by residents.

Resident fees for these special units are dependent on the size of the unit, the design type and the level of services provided.

  SKILLED NURSING SERVICES

     In its skilled nursing facilities, the Company provides traditional long-term care through 24-hour-per-day skilled nursing care by registered nurses, licensed practical nurses and certified nursing assistants. The Company also offers a comprehensive range of restorative nursing and rehabilitation services in its communities including, but not limited to, physical, occupational, speech and medical social services. As of December 31, 2001, the Company had ownership interests in four facilities that provides nursing services, with an aggregate capacity for 354 residents.

  HOME CARE SERVICES

     As of December 31, 2001, the Company provided private pay, home care services to clients at one of its senior living communities through the Company's on-site, home care agency and made private pay, home care services available to clients at a majority of its senior living communities through third-party providers. The Company believes that the provision of private pay, home care services is an attractive adjunct to its independent living services because it allows the Company to provide more services to its residents as they age in place and increases the length of stay in the Company's communities. In addition, the Company makes available to residents certain customized physician, dentistry, podiatry and other health-related services that may be offered by third-party providers.

OPERATING COMMUNITIES

     The table below sets forth certain information with respect to senior living communities owned, leased and managed by the Company as of December 31, 2001. The Company is expanding certain of these communities, primarily to add assisted living units.

                                                                 RESIDENT
                                                                CAPACITY(1)
                                                             -----------------                           COMMENCEMENT
COMMUNITY                                                     IL     AL    SN   TOTAL   OWNERSHIP(2)   OF OPERATIONS(3)
---------                                                    -----  -----  ---  -----   ------------   ----------------
CONSOLIDATED:
  Atrium of Carmichael..................  Sacramento, CA       156     --   --   156        100%            01/92
  Canton Regency........................  Canton, OH           164     34   50   248        100%            03/91
  Cottonwood Village....................  Cottonwood, AZ       135     47   --   182        100%            03/91
  Crosswood Oaks........................  Sacramento, CA       127     --   --   127        100%            01/92
  Crown Pointe..........................  Omaha, NE            163     --   --   163        100%            08/00
  Gramercy Hill.........................  Lincoln, NE          101     59   --   160        100%            10/98
  Independence Village..................  East Lansing, MI     162     --   --   162        100%            08/00
  Independence Village..................  Peoria, IL           173     --   --   173        100%            08/00
  Independence Village..................  Raleigh, NC          155     22   --   177        100%            08/00
  Independence Village..................  Winston-Salem, NC    145     16   --   161        100%            08/00
  The Harrison at Eagle Valley(4).......  Indianapolis, IN     138     --   --   138        100%            03/91
  Heatherwood...........................  Detroit, MI          188     --   --   188        100%            01/92
  Sedgwick Plaza........................  Wichita, KS          117     54   --   171        100%            08/00
  Tesson Heights........................  St. Louis, MO        140     58   --   198        100%            10/98
  Towne Centre..........................  Merrillville, IN     165     34   64   263        100%            03/91
  Veranda Club..........................  Boca Raton, FL       235     --   --   235        100%            01/92
  Villa Santa Barbara...................  Santa Barbara, CA     87     38   --   125        100%            08/00
  West Shores...........................  Hot Springs, AR      135     32   --   167        100%            08/00
                                                             -----  -----  ---  -----
                                                             2,686    394  114  3,194
AFFILIATES:
  Amberleigh............................  Buffalo, NY          365     29   --   394         10%            01/92
  Canton Regency Expansion..............  Canton, OH            --     62   --    62          1%            01/00

                                                                 RESIDENT
                                                                CAPACITY(1)
                                                             -----------------                           COMMENCEMENT
COMMUNITY                                                     IL     AL    SN   TOTAL   OWNERSHIP(2)   OF OPERATIONS(3)
---------                                                    -----  -----  ---  -----   ------------   ----------------
AFFILIATES (CONT'D):
  Towne Centre Expansion................  Merrillville, IN      --     60   --    60          1%            01/00
  Waterford at Columbia.................  Columbia, SC         136     --   --   136          1%            11/00
  Waterford at Deer Park................  Deer Park, TX        136     --   --   136          1%            11/00
  Waterford at Edison Lakes.............  South Bend, IN       136     --   --   136          1%            12/00
  Waterford at Fairfield................  Fairfield, OH        136     --   --   136          1%            11/00
  Waterford at Fort Worth...............  Fort Worth, TX       174     --   --   174          1%            06/00
  Waterford at Highland Colony..........  Jackson, MS          136     --   --   136          1%            11/00
  Waterford at Huebner..................  San Antonio, TX      136     --   --   136          1%            04/99
  Waterford at Iron Bridge..............  Springfield, MO      136     --   --   136          1%            06/01
  Waterford at Mansfield................  Mansfield, OH        136     --   --   136          1%            10/00
  Waterford at Mesquite.................  Mesquite, TX         174     --   --   174          1%            09/99
  Waterford at Pantego..................  Pantego, TX          136     --   --   136          1%            12/00
  Waterford at Plano....................  Plano, TX            111     45   --   156          1%            12/00
  Waterford at Shreveport...............  Shreveport, LA       136     --   --   136          1%            03/99
  Waterford at Thousand Oaks............  San Antonio, TX      136     --   --   136          1%            05/00
  Wellington at Oklahoma City...........  Oklahoma City, OK    136     --   --   136          1%            11/00
                                                             -----  -----  ---  -----
                                                             2,456    196   --  2,652
MANAGED:
ILM II Communities (6):
  Crown Villa...........................  Omaha, NE             --     73   --    73         N/A            08/96
  Overland Park Place...................  Overland Park, KS    126     25   --   151         N/A            08/96
  The Palms.............................  Fort Myers, FL       235     20   --   255         N/A            08/96
  Rio Las Palmas........................  Stockton, CA         142     50   --   192         N/A            08/96
  Villa at Riverwood....................  Florissant, MO       140     --   --   140         N/A            08/96
                                                             -----  -----  ---  -----
                                                               643    168   --   811
LCOR Communities (6):
  Libertyville..........................  Libertyville, IL     171     50   --   221         N/A            03/01
  Naperville............................  Naperville, IL       166     48   --   214         N/A            01/01
  Summit................................  Summit, NJ            --     98   --    98         N/A            11/00
  Trumbull..............................  Trumbull, CT         117     48   --   165         N/A            09/00
                                                             -----  -----  ---  -----
                                                               454    244   --   698
OWNED AND LEASED TO OTHERS OR HELD FOR
  SALE(5):
  Crenshaw Creek........................  Lancaster, SC         --     36   --    36         57%              N/A
  Hearthstone...........................  Austin, TX            --     --  120   120         57%              N/A
  Trinity Hills.........................  Fort Worth, TX        --     --  120   120         57%              N/A
                                                             -----  -----  ---  -----
        Subtotal........................                        --     36  240   276
                                                             6,239  1,038  354  7,631
                                                             =====  =====  ===  =====

---------------

(1) Independent living (IL) residences, assisted living (AL) residences and skilled nursing (SN) beds.

(2) In the case of a community shown as 10% owned, represents the Company's ownership of approximately 10% of the limited partner interests in BRE/CSL. Those communities shown as approximately 57% owned represent the Company's ownership of approximately 57% of the limited partner interests in HCP.

    Those communities shown as approximately 1% owned represent the Company's ownership of approximately 1% of the limited partnership interests in the Triad Entities.

(3) Indicates the date on which the Company acquired each of its owned communities or commenced operating its managed communities. The Company operated certain of its communities pursuant to management agreements prior to acquiring the communities.

(4) The Company's home care agency is on-site at The Harrison at Eagle Valley community.

(5) Represents communities owned by the Company and leased to third parties pursuant to master leases under which the Company receives rent regardless of whether the units are occupied. These leases were in place at the time the Company acquired its interest in these communities. Subsequent to December 31, 2001, the Hearthstone and Trinity Hills facilities were sold.

(6) With respect to the ILM II communities, the management contracts have been terminated effective April 1, 2001, and with respect to the LCOR communities, the management contracts have been terminated effective May 31, 2001.

  THIRD-PARTY MANAGEMENT CONTRACTS

     The Company is a party to a property management agreement (the "ILM II Management Agreement") with ILM II Lease Corporation, a corporation formed by ILM II, that operates five senior living communities. The ILM II Management Agreement commenced on July 29, 1996. The ILM II Management Agreement was originally scheduled to expire on March 31, 2001. The Company is currently managing the ILM II communities on a month-to-month basis under the terms of the original ILM II Management Agreement. Under the terms of the ILM II Management Agreement, the Company earns a base management fee equal to 4% of the gross operating revenues of the communities under management (as defined), and is also eligible to receive an incentive management fee equal to 25% of the amount by which the average monthly net cash flow of the communities (as defined) for the 12-month period ending on the last day of each calendar month exceeds a specified base amount. The Company earned management fees of $0.6 million and incentive management fees of $21,000 under the ILM II Management Agreement for the year ended December 31, 2001. On February 28, 2002, ILM II notified the Company that it had entered into an agreement to sell the five communities and would, therefore, be terminating the management agreement effective April 1, 2002.

     The Company is party to property management agreements (the "LCOR Agreements") with affiliates of LCOR Incorporated ("LCOR") to operate four independent living and assisted living communities owned by LCOR. The locations covered by the agreement are: Trumbull, Connecticut, Libertyville, Illinois, Summit, New Jersey and Naperville, Illinois. Three LCOR Agreements provide for a base management fee of the greater of $15,000 per month or 5% of gross revenues, plus an incentive fee equal to 25% of the excess cash flow over budgeted amounts. The remaining LCOR Agreement provides for a base management fee of the greater of $13,321 per month or 5% of gross revenues, plus an incentive fee equal to 25% of the excess cash flow over budgeted amounts. The terms of the LCOR Agreements are for 10 years with a five-year renewal at the Company's option. On March 1, 2002, LCOR notified the Company of its intent to terminate the LCOR Agreements, effective May 31, 2002, as a result of the Company not funding certain alleged operating deficits, which the Company could optionally fund under the LCOR Agreements. The Company has notified LCOR that the Company believes this termination was without cause.

     The Company was party to three separate property management agreements (the "Buckner Agreements") with Buckner Retirement Services, Inc. ("Buckner"), a not-for-profit corporation that operates three senior living communities. The Buckner Agreements commenced in April 1996, January 1998 and June 2000 and were scheduled to expire in March 2001, December 2002 and May 2005, respectively, except that either party could terminate the agreements for cause under limited circumstances. Under the terms of the Buckner Agreement for Buckner Parkway Place, the Company earned a base management fee of $39,082 per month. Under the terms of the Buckner Westminster Place Agreement, the Company earned a base management fee of $9,700 per month. Under the terms of the Buckner Calderwoods Agreement, the Company earned a base management fee of $11,800 per month. Also, in the case of the Buckner Agreements, the Company was also eligible to receive a productivity reward equal to 5% of the gross revenues generated during the immediately preceding month that exceed $721,000, $194,000 and $235,000, respectively. The agreements have a productivity reward limit of 20% of the base management fee per month. The amounts that exceed the limit are deferred.

     The Buckner Westminister Place agreement expired on its own terms in March of 2001. With respect to Calderwoods, the Company and Buckner entered into a Management Termination, Consulting, Licensing and Transfer Agreement (the "Calderwoods Termination Agreement") effective September 30, 2001 whereby the Company and Buckner mutually agreed to terminate the Management Agreement then in place between the parties. Under the terms of the Calderwoods Termination Agreement, the Company will continue to provide certain consulting services and earn a consulting/licensing fee of three and one-half percent of the facility's gross revenues through December 31, 2001 and three percent of the facility's gross revenues beginning on January 1, 2002 and continuing through May 31, 2005.

     With respect to Parkway Place, the Company terminated for cause its Management Agreement at that facility with Buckner effective December 31, 2001 due to Buckner's failure to reimburse the Company for certain health benefits paid by the Company for the employees of that particular facility. The Company has subsequently filed a claim with the American Arbitration Association seeking reimbursement of these expenses, as well as severance compensation pursuant to the Management Agreement. Buckner has filed an answer and a counterclaim in this arbitration and proceedings are continuing.

     The Company also manages communities for the Triad Entities and the BRE/CSL joint venture under long-term management contracts. The management agreements with the Triad Entities provide for managements fees equal to the greater of 5% of gross revenue or $5,000 per month per community, plus overhead reimbursements. The management agreement with BRE/CSL relating to the Amberleigh community provides for a management fee of 5% of gross revenue, plus reimbursement for costs and expenses related to the community.

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

     The following are the principal elements of the Company's growth strategy:

  PURSUE MANAGEMENT AGREEMENTS

     The Company intends to pursue single or portfolio management opportunities for senior living communities. The Company believes that its management infrastructure and proven operating track record will allow the Company to take advantage of increased opportunities in the senior living market for new management contracts and other transactions. In addition, the Company will manage the communities acquired by the BRE/CSL joint venture under long-term management contracts.

  PURSUE STRATEGIC ACQUISITIONS

     The Company intends to continue to pursue single or portfolio acquisitions of senior living communities and, to a lesser extent, other assisted living and long-term care communities. Through strategic acquisitions, the Company will seek to enter new markets or acquire communities in existing markets as a means to increase market share, augment existing clusters, strengthen its ability to provide a broad range of care, and create operating efficiencies. As the industry continues to consolidate, the Company believes that opportunities will arise to acquire other senior living companies. The Company believes that the current fragmented nature of the senior living industry, combined with the Company's financial resources, national presence, and extensive contacts within the industry, can be expected to provide it with the opportunity to evaluate a number of potential acquisition opportunities in the future. In reviewing acquisition opportunities, the Company will consider, among other things, geographic location, competitive climate, reputation and quality of management and communities, and the need for renovation or improvement of the communities.

     The Company formed the BRE/CSL joint venture with Blackstone, in December 2001, and the joint venture will seek to acquire in excess of $200 million of senior housing properties. BRE/CSL is owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint venture, each of the Company and Blackstone must approve any acquisitions made by the joint venture. Each party must also contribute its pro rata portion of the costs of any acquisition. On December 31, 2001, the venture acquired its first property, The Amberleigh at Woodside Farms, a 394 resident capacity independent living facility, from NHP. In connection with the acquisition by BRE/CSL, the Company contributed $1.8 million to the venture. The Company expects to recover approximately $1.4 million of its contribution to BRE/CSL when permanent financing is obtained for the Amberleigh community. In addition, the Company has entered into a contribution agreement to contribute four of its senior living communities to the joint venture. The Company will manage these communities once owned by the joint venture under long-term management contracts.

  DEVELOP NEW SENIOR LIVING COMMUNITIES

     General. The Company intends to continue to expand its operations through the development, construction, marketing and management of new senior living communities in selected markets that provide a quality lifestyle that is affordable to a large segment of seniors.

     Triad Entities. The Company has opened 15 new Waterford and Wellington communities in the last three years and is currently developing two new Wellington communities pursuant to arrangements with Triad Senior Living, Inc., and its affiliates, which are unrelated third parties (the "Triad Entities"). The Waterford and Wellington community models are designed to provide middle-income residents with a senior living community having amenities typical of higher-priced communities. This is accomplished through more efficient space design, emphasizing common areas and providing more efficient layouts of the living areas. The Company believes that the Waterford and Wellington designs meet the desire of many of the Company's residents to move into a new residence that approximates, as nearly as possible, the comfort of their prior home.

     As of December 31, 2001, there were two Wellington communities being developed for the Triad Entities where the Company will manage these communities under management agreements and where the Company has a 1% limited partner interest. The following table summarizes information regarding the communities being developed for the Triad Entities that the Company expects to be completed in the first quarter of 2002.

                                                          RESIDENT CAPACITY
                                       SCHEDULED       ------------------------
LOCATION OF DEVELOPMENT                COMPLETION      IL    AL     SN    TOTAL   STATUS(1)
-----------------------                ----------      ---   ---   ----   -----   ---------
Triad IV
  North Richland Hills, TX........  1st Quarter 2002   136   --     --     136    Pre-lease
  Richardson, TX..................  1st Quarter 2002   111   45     --     156    Pre-lease
                                                       ---   --    ----    ---
          Total...................                     247   45     --     292
                                                       ===   ==    ====    ===

---------------

(1) "Pre-lease" indicates that marketing activities have commenced and the community is within six months of opening.

     Triad IV estimates the cost of completion and lease up of these communities to be $22 million to $24 million. The Company has agreed to fund up to $10 million in unsecured loans to Triad IV during the construction and lease up phase on these two communities. The Company also has operating deficit loan obligations in its management contracts with Triad IV in addition to the unsecured loans from the Company.

     The development agreements between each Triad Entity and the Company generally provide for a development fee of 4% of project costs, plus reimbursements for expenses and overhead not to exceed 4% of project costs. The Triad Entities also enter into management agreements with the Company providing for management fees to the Company in an amount equal to the greater of 5% of gross revenues or $5,000 per month per community, plus overhead reimbursements not to exceed 1% of gross revenues. The Company has the option, but not the obligation, to purchase the partnership interests of the other partners in the Triad Entities for an amount equal to the amount paid for the partnership interest by the other partners, plus a noncompounded return of 12% per annum, except for Triad I. The property management agreements also provide the Company with an option, but not the obligation, to purchase the communities developed by the Triad Entities, other than Triad I, upon their completion for an amount equal to the fair market value, based on a third-party appraisal, but not less than hard and soft costs and lease-up costs. In December 1999, Triad I completed a recapitalization in which an affiliate of Lehman Brothers purchased from a third party 80% of the limited partnership interests in Triad I for an investment of $12,000,000. Lehman Brothers affiliate's investment enabled Triad I to repay the Company approximately $9,000,000 in loans. The Company increased its equity contribution in Triad I to $3,000,000 and owned a 19% limited partnership interest in Triad I until the fourth quarter of fiscal 2000. On October 1, 2000, the Company reduced its ownership interest in each of the Triad Entities to 1%. This reduction was accomplished by converting a portion of the Company's investment in each of the Triad Entities to notes receivable. The Company has the option, but not the obligation, to purchase the Triad I communities for an amount specified in the partnership agreement. The Company continues to manage the communities in Triad I. The Company has made no determination as to whether it will exercise any of these purchase options. The Company will evaluate the possible exercise of each purchase option based upon the business and financial factors which may exist at the time those options may be exercised.

  EXPAND REFERRAL NETWORKS

     The Company intends to continue to develop relationships with local and regional hospital systems, managed care organizations and other referral sources to attract new residents to the Company's communities. In certain circumstances these relationships may involve strategic alliances or joint ventures. The Company believes that such arrangements or alliances, which could range from joint marketing arrangements to priority transfer agreements, will enable it to be strategically positioned within the Company's markets if, as the Company believes, senior living programs become an integral part of the evolving health care delivery system.

OPERATIONS

  CENTRALIZED MANAGEMENT

     The Company centralizes its corporate and other administrative functions so that the community-based management and staff can focus their efforts on resident care. The Company maintains centralized accounting, finance, human resources, training and other operational functions at its national corporate office in Dallas, Texas. The Company's corporate office is generally responsible for: (i) establishing Company-wide policies and procedures relating to, among other things, resident care and operations; (ii) performing accounting functions; (iii) developing employee training programs and materials; (iv) coordinating human resources; (v) coordinating marketing functions; and (vi) providing strategic direction. In addition, financing, development, construction and acquisition activities, including feasibility and market studies, and community design, development, and construction management are conducted by the Company's corporate offices.

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

     The executive director at each community reports to a regional or district manager. The regional and district managers report directly to the President and Chief Operating Officer of the Company. The district and regional managers make regular site visits to each of their communities. The site visits involve a physical plant inspection, quality assurance review, staff training, financial and systems audits, regulatory compliance, and team building.

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

     The assisted living and skilled nursing components of the senior living communities are managed by licensed professionals, such as a nurse and/or a licensed administrator. These licensed professionals have many of the same operational responsibilities as the Company's executive directors, but their primary responsibility is to oversee resident care. Many of the Company's senior living communities and all of its skilled nursing facilities are part of a campus setting, which includes independent living. This campus arrangement allows for cross-utilization of certain support personnel and services, including administrative functions that results in greater operational efficiencies and lower costs than free-standing facilities.

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

  QUALITY ASSURANCE

     Quality assurance programs are coordinated and implemented by the Company's corporate and regional staff. The Company's quality assurance is targeted to achieve maximum resident and resident family member satisfaction with the care and services delivered by the Company. The Company's primary focus in quality control monitoring includes routine in-service training and performance evaluations of caregivers and other support employees. Additional quality assurance measures include:

     Resident and Resident's Family Input. On a routine basis the Company provides residents and their family members the opportunity to provide valuable input regarding the day-to-day delivery of services. On-site management at each community has fostered and encouraged active resident councils and resident committees who meet independently. These resident bodies meet with on-site management on a monthly basis to offer input and suggestions as to the quality and delivery of services. Additionally, at each community the Company conducts annual resident satisfaction surveys to further monitor the satisfaction levels of both residents and their family members. These surveys are sent directly to the corporate headquarters for tabulation and distribution to on-site staff and residents. For 2001 and 2000, the Company achieved a 97% and 93% approval rating, respectively, from its residents. For any departmental area of service scoring below a 90%, a plan of correction is developed jointly by on-site, regional and corporate staff for immediate implementation.

     Regular Community Inspections. On a monthly basis, a community inspection is conducted by regional and/or corporate staff. Included as part of this inspection is the monitoring of the overall appearance and maintenance of the community interiors and grounds. The inspection also includes monitoring staff profession-alism and departmental reviews of maintenance, housekeeping, activities, transportation, marketing, administration and food and health care services, if applicable. The monthly inspection also includes observing of residents in their daily activities and the community's compliance with government regulations.

     Independent Service Evaluations. The Company engages the services of outside professional independent consulting firms to evaluate various components of the community operations. These services include mystery shops, competing community analysis, pricing recommendations and product positioning. This provides management with valuable unbiased product and service information. A plan of action regarding any areas requiring improvement or change is implemented based on information received. At communities where health care is delivered, these consulting service reviews include the on-site handling of medications, record keeping and general compliance with all governmental regulations.

  MARKETING

     Each community is staffed by on-site marketing directors and additional marketing staff depending on the community size. The primary focus of the on-site marketing staff is to create awareness of the Company and its services among prospective residents and family members, professional referral sources and other key decision makers. The marketing efforts incorporate an aggressive marketing plan to include monthly and annual goals for leasing, new lead generation, prospect follow up, community outreach and resident and family referrals. Additionally, the marketing plan includes a calendar of promotional events and a comprehensive media program. On-site marketing departments perform a competing community assessment twice annually. Corporate and regional marketing directors monitor the on-site marketing departments' effectiveness and productivity on a monthly basis. Routine detailed marketing department audits are performed on an annual basis or more frequently if deemed necessary. Corporate and regional personnel assist in the development of marketing strategies for each community and produce creative media, assist in direct mail programs and necessary marketing collateral. Ongoing sales training of on-site marketing staff is implemented by corporate and regional marketing directors.

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

     The health care industry is subject to extensive regulation and frequent regulatory change. At this time, no federal laws or regulations specifically regulate assisted or independent living residences. While a number of states have not yet enacted specific assisted living regulations, certain of the Company's assisted living communities are subject to regulation, licensing, Certificate of Need and permitting by state and local health care and social service agencies and other regulatory authorities. While such requirements vary from state to state, they typically relate to staffing, physical design, required services and resident characteristics. The Company believes that such regulation will increase in the future. In addition, health care providers are receiving increased scrutiny under anti-trust laws as integration and consolidation of health care delivery increases and affects competition. The Company's communities are also subject to various zoning restrictions, local building codes, and other ordinances, such as fire safety codes. Failure by the Company to comply with applicable regulatory requirements could have a material adverse effect on the Company's business, financial condition, and results of operations. Regulation of the assisted living industry is evolving. The Company is unable to predict the content of new regulations and their effect on its business. There can be no assurance that the Company's operations will not be adversely affected by regulatory developments.

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

     Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist that also may require modifications to existing and planned properties to permit access to the properties by disabled persons. While the Company believes that its communities are substantially in compliance with present requirements or are exempt therefrom, if required changes involve a greater expenditure than anticipated or must be made on a more accelerated basis than anticipated, additional costs would be incurred by the Company. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons, the costs of compliance with which could be substantial.

     The Health Insurance Portability and Accountability Act ("HIPPA") passed in 1996 by Congress, established standards for the use and access to health information. The law encompasses accountability and funding provisions for fraud and abuse, portability of health insurance for employees and simplification measures for all covered entities. In the administrative simplification provisions are various rules and regulations for standard transactions, code sets and identifiers. In addition, HIPPA provides specific regulations for maintaining the confidentiality and security of health information. The various requirements under HIPPA phase in beginning in October 2002 through 2004. The Company continues to evaluate the proposed regulations to ensure that the systems required are in place in order to maintain compliance with the new HIPPA regulations.

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

     Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean up costs. The Company is not aware of any environmental liability with respect to any of its owned, leased or managed communities that the Company believes would have a material adverse effect on its business, financial condition, or results of operations. The Company believes that its communities are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. The Company has not been notified by any governmental authority, and is not otherwise aware of any material non-compliance, liability, or claim relating to hazardous or toxic substances or petroleum products in connection with any of the communities the Company currently operates.

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

COMPETITION

     The senior living industry is highly competitive, and the Company expects that all segments of the industry will become increasingly competitive in the future. Although there are a number of substantial companies active in the senior living industry and in the markets in which the Company operates, the industry continues to be very fragmented and characterized by numerous small operators. The Company competes with American Retirement Corporation, ARV Assisted Living, Inc., Brookdale Living Communities, Emeritus Corporation, Holiday Retirement Corporation, Marriott Senior Living Services and Sunrise Assisted Living, Inc. The Company believes that the primary competitive factors in the senior living industry are: (i) reputation for and commitment to a high quality of service; (ii) quality of support services offered (such as food services); (iii) price of services; (iv) physical appearance and amenities associated with the communities; and (v) location. The Company competes with other companies providing independent living, assisted living, skilled nursing, home health care, and other similar service and care alternatives, some of whom may have greater financial resources than the Company. Because seniors tend to choose senior living communities near their homes, the Company's principal competitors are other senior living and long-term care communities in the same geographic areas as the Company's communities. The Company also competes with other health care businesses with respect to attracting and retaining nurses, technicians, aides and other high quality professional and non-professional employees and managers.

EMPLOYEES

     As of December 31, 2001, the Company employed 2,657 persons, of which 1,382 were full-time employees (49 of whom are located at the Company's corporate offices) and 1,275 were part-time employees. None of the Company's employees is currently represented by a labor union and the Company is not aware of any union organizing activity among its employees. The Company believes that its relationship with its employees is good.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The following table sets forth certain information concerning each of the Company's executive officers and key employees as of December 31, 2001:

NAME                                    AGE        POSITION(S) WITH THE COMPANY
----                                    ---        ----------------------------
James A. Stroud.......................  51    Chairman of the Board and Chairman and
                                              Secretary of the Company
Lawrence A. Cohen.....................  48    Vice Chairman and Chief Executive
                                              Officer
Keith N. Johannessen..................  45    President and Chief Operating Officer
Ralph A. Beattie......................  52    Executive Vice President and Chief
                                              Financial Officer
Rob L. Goodpaster.....................  48    Vice President -- National Marketing
David W. Beathard, Sr. ...............  54    Vice President -- Operations
David R. Brickman.....................  43    Vice President and General Counsel
Paul T. Lee...........................  36    Vice President -- Finance
Jerry D. Lee..........................  41    Corporate Controller
Robert F. Hollister...................  46    Controller -- Property

     James A. Stroud has served as a director and Chief Operating Officer of the Company and its predecessors since January 1986. He currently serves as Chairman of the Board, and Chairman and Secretary of the Company. Mr. Stroud also serves on the boards of various educational and charitable organizations and in varying capacities with several trade organizations, including as a member of the Founder's Council and Leadership Council of the Assisted Living Federation of America. Mr. Stroud also serves as an Owner/ Operator Advisory Group member to the National Investment Conference and as a Founding Sponsor of the Johns Hopkins University Senior Housing and Care Program. Mr. Stroud was the past President and Member of the board of directors of the National Association for Senior Living Industry Executives. He also was a founder of the Texas Assisted Living Association and served as a member of its board of directors. Mr. Stroud has earned a Masters in Law, is a licensed attorney and is also a Certified Public Accountant. Mr. Stroud has had positions with businesses involved in senior living for 17 years.

     Lawrence A. Cohen has served as a director and Vice Chairman since November 1996. He has served as Chief Executive Officer since May 1999 and was Chief Financial Officer from November 1996 to May 1999. From 1991 to 1996, Mr. Cohen served as President and Chief Executive Officer of Paine Webber Properties Incorporated, which controlled a real estate portfolio having a cost basis of approximately $3.0 billion, including senior living facilities of approximately $110.0 million. From 1991 to 1998, Mr. Cohen was President and a member of the board of directors of ILM and ILM II. Mr. Cohen serves on the boards of various charitable organizations, and was a founding member and is on the executive committee of the Board of the American Seniors Housing Association. Mr. Cohen has earned a Masters in Law, is a licensed attorney and is also a Certified Public Accountant. Mr. Cohen has had positions with businesses involved in senior living for 17 years.

     Keith N. Johannessen has served as President of the Company and its predecessors since March 1994, and previously served as Executive Vice President from May 1993 until February 1994. Mr. Johannessen has served as a director and Chief Operating Officer since May 1999. From 1992 to 1993, Mr. Johannessen served as Senior Manager in the health care practice of Ernst & Young. From 1987 to 1992, Mr. Johannessen was Executive Vice President of Oxford Retirement Services, Inc. Mr. Johannessen has served on the State of the Industry and Model Assisted Living Regulations Committees of the American Seniors Housing Association. Mr. Johannessen has been active in operational aspects of senior housing for 23 years.

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

     Rob L. Goodpaster has served as Vice President -- National Marketing of the Company and its predecessors since December 1992. From 1990 to 1992, Mr. Goodpaster was National Director for Marketing for Autumn America, an owner and operator of senior housing facilities. Mr. Goodpaster is a member of the Board of Directors of the National Association For Senior Living Industries. Mr. Goodpaster has been active in the operational, development and marketing aspects of senior housing for 25 years.

     David W. Beathard, Sr. has served as Vice President -- Operations of the Company and its predecessors since August 1996. From 1992 to 1996, Mr. Beathard owned and operated a consulting firm which provided operational, marketing, and feasibility consulting regarding senior housing facilities. Mr. Beathard has been active in the operational, sales and marketing, and construction oversight aspects of senior housing for 27 years.

     David R. Brickman has served as Vice President and General Counsel of the Company and its predecessors since July 1992. From 1989 to 1992, Mr. Brickman served as in-house counsel with LifeCo Travel Management Company, a corporation that provided travel services to U.S. corporations. Mr. Brickman has earned a Masters of Business Administration and a Masters in Health Administration. Mr. Brickman has either practiced law or performed in-house counsel functions for 15 years.

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

     Jerry D. Lee, a Certified Public Accountant, has served as Corporate Controller since April 1999. Prior to joining the Company, Mr. Lee served as the Senior Vice President of Finance, from 1997 to 1999, for Universal Sports America, Inc., which produced sporting events and provided sports marketing services for collegiate conferences and universities. From 1984 to 1997, Mr. Lee held various accounting management positions with Haggar Clothing Company. Mr. Lee is a member of the Financial Executives International, the American Institute of Certified Public Accountants and is also a member of the Texas Society of Certified Public Accountants.

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

ITEM 2.  PROPERTIES

     The executive and administrative offices of the Company are located at 14160 Dallas Parkway, Suite 300, Dallas, Texas 75254, and consist of approximately 20,000 square feet. The lease on the premises extends through August 31, 2002 and the Company is currently evaluating various alternatives for its executive and administrative offices after this lease term. The Company believes that its corporate office facilities are adequate to meet its requirements through the end of its lease terms. The Company also leases an executive office space in New York, New York pursuant to an annual lease agreement.

     As of December 31, 2001, the Company owned, leased and/or managed the senior living communities referred to in Item 1 above under the caption "Operating Communities."

ITEM 3.  LEGAL PROCEEDINGS

     On or about October 23, 1998, Robert Lewis filed a putative class action complaint on behalf of certain holders of assignee interests (the "Assignee Interests") in NHP in the Delaware Court of Chancery, Civil Action No. 16725 (the "Delaware Action") against NHP, the general partner of NHP ("General Partner"), the Company and Capital Senior Living Properties 2-NHPCT, Inc. (collectively, the "Defendants"). Mr. Lewis purchased ninety Assignee Interests in NHP in February 1993 for $180. The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the NHP Partnership Agreement in connection with the sale of four properties by NHP to Capital Senior Living Properties 2-NHPCT, Inc in September 1998 (the "1998 Transaction"). The complaint seeks, among other relief, rescission of the 1998 Transaction and unspecified damages. On July 9, 1999, the Defendants filed a motion to dismiss the case. Subsequently, the plaintiff amended his complaint adding allegations challenging the terms of the sale in December 2001 of the Amberleigh retirement facility to BRE/ CSL.

     On January 31, 2002, the parties to the Delaware Action entered into a Memorandum of Understanding providing for the settlement of the Delaware Action subject to certain terms and conditions, including the filing of an amended complaint and receipt of the approval of the Court of Chancery. The proposed settlement contemplates the creation of a settlement fund in the amount of approximately $0.8 million, of which NHP will contribute $0.3 million, the amount of the deductible of NHP's directors and officers' liability insurance policy at the time the Delaware Action was filed (the "D&O Policy"). Virtually all of the balance of the settlement fund will be contributed by the various insurance brokers and agents, and their insurers, in connection with the resolution of certain claims for coverage under the D&O Policy. The settlement contribution of the Company and its affiliates will be $43,000. If approved by the Court of Chancery, the settlement fund, less any award of attorney's fees for plaintiff's counsel approved by the court, will be distributed to a class of Assignee Holders of NHP.

     On December 6, 2001, Leonard Kalmenson filed a motion to intervene in the Delaware Action on the behalf of a putative class of holders of Pension Notes in the event the Court of Chancery determines that the claims asserted in the Delaware Action are derivative in nature. The Complaint in Intervention filed by Mr. Kalmenson names as defendants the Defendants in the Delaware Action as well as Retirement Associates, Inc., the sole stockholder and General Partner, and various current and former directors of the General Partner. The Complaint in Intervention essentially alleges, among other things, a variety of claims challenging the 1998 Transaction and a claim for breach of contract relating to the failure of NHP to pay the full amount of principal and interest owed on the Pension Notes on their maturity date. NHP and the Company believe that the allegations asserted by Mr. Kalmenson are without merit and that his motion to intervene is moot in view of the proposed settlement of the Delaware Action. The Company is unable at this time to estimate any liability related to this claim, if any.

     On January 16, 2002, the Company filed a claim with the American Arbitration Association seeking reimbursement of certain health care expenses, as well as severance compensation from Buckner Retirement Services, Inc. pursuant to a management agreement between the parties. Buckner has filed an answer and a counterclaim in this arbitration and proceedings are continuing.

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

     Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean up costs. The Company is not aware of any environmental liability with respect to any of its owned, leased, or managed communities that it believes would have a material adverse effect on the Company's business, financial condition, or results of operations. The Company believes that its communities are in compliance in all material respects with all federal, state, and local laws, ordinances, and regulations regarding hazardous or toxic substances or petroleum products. The Company has not been notified by any governmental authority, and is not otherwise aware of any material non-compliance, liability, or claim relating to hazardous or toxic substances or petroleum products in connection with any of the communities it currently operates.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter ended December 31, 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED STOCKHOLDER MATTERS

     (a) The Company's shares of common stock are listed for trading on the New York Stock Exchange ("NYSE") under the symbol "CSU" The following table sets forth, for the periods indicated, the high and low sales prices for the Company's common stock, as reported on the NYSE. At December 31, 2001 there were approximately 3,700 stockholders of record of the Company's common stock.

YEAR                                                          HIGH     LOW
----                                                          -----   -----
2001
  First Quarter.............................................  $2.57   $2.00
  Second Quarter............................................   2.10    1.52
  Third Quarter.............................................   2.85    1.39
  Fourth Quarter............................................   3.07    1.50
2000
  First Quarter.............................................  $5.44   $3.13
  Second Quarter............................................   3.38    2.13
  Third Quarter.............................................   3.44    2.56
  Fourth Quarter............................................   3.00    2.13

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

     (c) Use of Proceeds.  Not Applicable.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company. The selected financial data for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 are derived from the audited consolidated financial statements of the Company.

                                                AT AND FOR THE YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------
                                          2001       2000       1999       1998         1997
                                        --------   --------   --------   --------     --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statements of Income Data:
  Revenues:
     Resident and health care
       revenue........................  $ 62,807   $ 49,185   $ 41,071   $ 25,987     $ 22,159
     Rental and lease income..........     3,619      4,603      4,304      4,282        4,276
     Unaffiliated management services
       revenue........................     1,971      2,271      2,695      2,465        1,920
     Affiliated management services
       revenue........................     1,743      1,040        456      1,327        1,378
     Unaffiliated development fees....        --        563      1,341      1,234          804
     Affiliated development fees......       403      1,992     14,086      7,473          173
                                        --------   --------   --------   --------     --------
          Total revenues..............    70,543     59,654     63,953     42,768       30,710
                                        --------   --------   --------   --------     --------
Expenses:
  Operating expenses..................    37,214     29,530     24,470     17,067       16,701
  General and administrative
     expenses(1)......................    12,002     11,116      9,212      6,094        7,042
  Provision for bad debts.............       967      4,318     15,896        500           43
  Depreciation and amortization.......     7,088      5,186      4,671      2,734        2,118
                                        --------   --------   --------   --------     --------
          Total expenses..............    57,271     50,150     54,249     26,395       25,904
                                        --------   --------   --------   --------     --------
  Income from operations..............    13,272      9,504      9,704     16,373        4,806
Other income (expense):
  Interest income.....................     5,914      5,981      5,822      4,939        3,186
  Interest expense....................   (14,888)   (11,980)    (7,089)    (1,922)      (2,022)
  Gain (loss) on sale of properties...     2,550       (350)       748        422           --
  Equity in losses of affiliates......      (451)        --         --         --           --
  Other...............................        --         --         --         --          440
                                        --------   --------   --------   --------     --------
Income before income taxes, minority
  interest in consolidated partnership
  and extraordinary charge............     6,397      3,155      9,185     19,812        6,410
Provision for income taxes(2).........    (1,871)      (763)    (2,992)    (7,476)        (793)
                                        --------   --------   --------   --------     --------
Income before minority interest in
  consolidated partnership and
  extraordinary charge................     4,526      2,392      6,193     12,336        5,617
Minority interest in consolidated
  partnership.........................    (1,617)    (1,153)    (1,355)      (379)      (1,936)
                                        --------   --------   --------   --------     --------
Income before extraordinary charge....     2,909      1,239      4,838     11,957        3,681
Extraordinary charge, net of minority
  interest and income tax benefit.....      (153)        --         --         --           --
                                        --------   --------   --------   --------     --------
Net income............................  $  2,756   $  1,239   $  4,838   $ 11,957     $  3,681
                                        ========   ========   ========   ========     ========

                                                AT AND FOR THE YEAR ENDED DECEMBER 31,
                                        ------------------------------------------------------
                                          2001       2000       1999       1998         1997
                                        --------   --------   --------   --------     --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Per share data:
Basic earnings per share:
  Income before extraordinary
     charge...........................  $   0.15   $   0.06   $   0.25   $   0.61     $   0.33
  Extraordinary charge................  $  (0.01)  $     --   $     --   $     --     $     --
                                        --------   --------   --------   --------     --------
  Net income..........................  $   0.14   $   0.06   $   0.25   $   0.61     $   0.33
                                        ========   ========   ========   ========     ========
Diluted earnings per share:
  Income before extraordinary
     charge...........................  $   0.15   $   0.06   $   0.25   $   0.61     $   0.33
  Extraordinary charge................  $  (0.01)  $     --   $     --   $     --     $     --
                                        --------   --------   --------   --------     --------
  Net income..........................  $   0.14   $   0.06   $   0.25   $   0.61     $   0.33
                                        ========   ========   ========   ========     ========
Weighted average shares outstanding:
  Basic...............................    19,717     19,717     19,717     19,717       11,150
                                        ========   ========   ========   ========     ========
  Diluted.............................    19,734     19,724     19,806     19,717       11,150
                                        ========   ========   ========   ========     ========
Pro forma net income data
  (unaudited)(3):
  Net income..........................                                                $  3,681
  Pro forma income taxes..............                                                    (965)
                                                                                      --------
  Pro forma net income................                                                $  2,716
                                                                                      ========
Balance Sheet Data:
  Cash and cash equivalents...........  $  9,975   $ 23,975   $ 32,988   $ 35,827     $ 48,125
  Working (deficit) capital...........    (2,283)    27,022     46,973     (9,026)(4)   44,690
  Total assets........................   308,082    318,544    221,876    205,267      117,371
  Long-term debt, excluding current
     portion..........................   156,755    184,060     92,416     32,671        7,575
  Shareholders' equity................   113,544    110,788    109,549    104,516       92,559

---------------

(1) General and administrative expenses include officers' salaries of $1.4 million, $1.2 million, $0.9 million, $0.7 million and $3.3 million, for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively. Prior to November 1997, these amounts were primarily composed of salaries and bonuses paid to the founders and were based in part on federal income tax regulations regarding distributions of closely held corporations and S corporations. Effective upon the Company's initial public offering, these federal income tax regulations no longer applied to the Company. Compensation of the founders since October 1, 1997 has been based on the founders' employment agreements.

(2) No provision for income taxes has been recorded from January 1, 1997 through completion of the Formation Transactions as the operating companies included in the historical financial statements, prior to the Company's initial public offering, were S corporations or partnerships and accordingly were not subject to income taxes during the period.

(3) Pro forma income taxes have been calculated based on the assumption that the S corporations and partnerships were subject to income taxes. Pro forma income tax expense has been calculated using statutory federal and state tax rates, estimated at 39.5%.

(4) The Company refinanced $47.7 million of mortgage loans reflected as short-term debt in fiscal 1998 to long term fixed rate mortgage loans in fiscal 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis addresses the Company's results of operations on a historical consolidated basis for the years ended December 31, 2001, 2000 and 1999. The following should be read in conjunction with the Company's historical consolidated financial statements and the selected financial data contained elsewhere in this report.

     The Company is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company's operating strategy is to provide high quality senior living services at an affordable price to its residents, while achieving and sustaining a strong, competitive position within its chosen markets, as well as to continue to enhance the performance of its operations. The Company provides a wide array of senior living services to the elderly at its communities, including independent living, assisted living (with special programs and living units at some of its communities for residents with Alzheimer's and other forms of dementia), skilled nursing and home care services.

     During the years 1990 through 2001, the Company acquired interests in and continues to own 39 communities and expanded its senior living management services by entering into management service contracts on nine communities for two independent third-party owners and provided development and construction management services for new residence properties in addition to adding a home care service agency.

     The Company generates revenue from a variety of sources. For the year ended December 31, 2001, the Company's revenues were derived as follows: 89.0% from the operation of 18 owned communities; 5.1% from lease rentals from triple net leases; 5.3% from management fees arising from management services provided for 18 affiliate-owned senior living communities and nine third-party owned senior living communities; and 0.6% from development fees earned for managing the development and construction of new senior living communities for affiliate owned senior living communities.

     The Company believes that the factors affecting the financial performance of communities managed under contracts with third parties do not vary substantially from the factors affecting the performance of owned and leased communities, although there are different business risks associated with these activities.

     The Company's third-party management fees are primarily based on a percentage of gross revenues. As a result, the cash flow and profitability of such contracts to the Company are more dependent on the revenues generated by such communities and less dependent on net cash flow than for owned communities. Further, the Company is not responsible for capital investments in managed communities. While the management contracts are generally terminable only for cause, in certain cases the contracts can be terminated for not choosing to optionally fund operating deficits and upon the sale of a community, subject to the Company's rights to offer to purchase such community.

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

     During 1998, 1997 and 1996, the Company paid approximately $0.1 million, $5.6 million, and $3.2 million, respectively, for partnership interests in HCP. As a result of additional purchases, the Company's ownership interest in HCP exceeded 50% on June 26, 1997 and was 57% at December 31, 2001. Accordingly, this partial acquisition has been accounted for by the purchase method of accounting, and the assets, liabilities, minority interest, and the results of operations of HCP have been consolidated in the Company's financial statements since January 1, 1997. The Company, through its ownership in HCP, leased two properties under triple net leases at December 31, 2001. Subsequent to the end of the Company's 2001 fiscal year, these properties were sold for $5.8 million. After the sale of these properties, HCP owns one community that is currently classified as held for sale.

     The Company acquired, on November 1, 1997, the NHP Notes owned by an affiliate of the Company in the Formation Transactions for $18.7 million. The NHP Notes bear simple interest at 13% per annum and matured on December 31, 2001. Interest is paid quarterly at a rate of 7%, with the remaining 6% interest deferred. From November 1, 1997 through September 30, 1998, the Company recorded interest income at 10.5% of the purchase price paid, which was determined based on the discounted amount of principal and interest payments to be made following the maturity date (December 31, 2001) of the NHP Notes (using a six-month lag between maturity and full repayment), due to uncertainties regarding the ultimate realization of the accrued interest. On September 30, 1998, the Company purchased four properties from NHP. NHP in turn redeemed $7.5 million of the Company's investment in the NHP Notes and distributed approximately $5.3 million of deferred interest not previously paid on such notes. From October 1, 1998 through December 31, 1998, the Company reevaluated its investment in the NHP Notes and began recording additional income after giving consideration to current payment of interest, partial redemption of the NHP Notes with accrued interest and the estimated residual value in NHP. This change in estimate resulted in $0.6 million of additional income in 1998. In the fourth quarter of fiscal 1999, the Company reevaluated the assumptions related to its investment in the NHP Notes, and as a result reduced the income expected to be earned from the NHP Notes. This change in estimate resulted in a $1.2 million reduction in interest income in the fourth quarter of 1999. During the fourth quarter of 2001, the Company reevaluated its assumptions related to the NHP Notes, and as a result, reduced interest income in the fourth quarter by $0.5 million. At December 31, 2001, the Company's effective interest rate on the NHP Notes was 16.7%. Subsequent to December 31, 2001, NHP distributed its available cash and proceeds from the sale of its community in Buffalo, New York to the NHP note holders. The Company received $5.6 million of this distribution as a payment on its NHP Notes.

     The Company formed the BRE/CSL joint venture with Blackstone in December 2001, and the joint venture will seek to acquire in excess of $200 million of senior housing properties. BRE/CSL is owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint venture, each of the Company and Blackstone must approve any acquisitions made by the joint venture. Each party must also contribute its pro rata portion of the costs of any acquisition. On December 31, 2001, the venture acquired its first property, The Amberleigh at Woodside Farms, a 394 resident capacity independent living facility, from NHP. In connection with the acquisition by BRE/CSL the Company contributed $1.8 million to the venture. The Company expects to recover approximately $1.4 million of its contribution to BRE/CSL when permanent financing is obtained for the Amberleigh community. In addition, the Company has entered into a contribution agreement to contribute four of its senior living communities to the joint venture. The Company will manage these communities once owned by the joint venture under long-term management contracts.

     The Company is developing two communities both of which are expected to be completed in the first quarter of fiscal 2002 and will seek to acquire additional senior living communities through the BRE/CSL joint venture it established with Blackstone. The development of senior living communities typically involves a substantial commitment of capital over an approximate 12-month construction period during which time no revenues are generated, followed by a 18- to 24-month lease-up period. The Company anticipates that newly opened or expanded communities will operate at a loss during a substantial portion of the lease-up period. The Company's growth strategy may also include the acquisition of senior living communities, home care agencies and other properties or businesses that are complementary to the Company's operations and growth strategy.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related footnotes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions. The Company believes the following critical accounting policies require management's most difficult, subjective and complex judgments.

  REVENUE RECOGNITION

     Resident and health care revenue is recognized at estimated net realizable amounts, based on historical experiences, due from residents in the period to which the rental and other services are provided.

     Revenues from the Medicare and Medicaid programs accounted for 9% of the Company's net revenues. Under the Medicare program, payments are determined based on established rates that differ from private pay rates. Revenue from the Medicare program is recorded at established rates and adjusted for differences between such rates and estimated amounts payable from the program. Any differences between estimated and actual reimbursements are included in operations in the year of settlement, which have not been material. Under the Medicaid program, communities are entitled to reimbursement at established rates that are lower than private pay rates. Patient service revenue for Medicaid patients is recorded at the reimbursement rates as the rates are set prospectively by the state upon the filing of an annual cost report.

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

     Management services revenue and development fees are recognized when earned. Management services revenue relates to providing certain management and administrative support services under management contracts. The Company's management contracts include contingent management services revenue, usually based on exceeding certain gross revenue targets. These contingent revenues are recognized based on actual results according to the calculations specified in the various management agreements.

  INVESTMENTS IN PARTNERSHIPS

     Triad Entities. The Company holds a 1% interest in each of the Triad Entities and accounts for its investment in the Triad Entities under the equity method of accounting. The Company has loan commitments to the Triad Entities for construction and pre-marketing expenses, in addition to requirements to fund the Triad Entities' operating deficits through an operating deficit guarantee provided for in its management agreement with the Triad Entities. The Company evaluates the carrying value of these receivables by comparing the discounted cash flows expected from the operations of the Triad Entities, to the carrying value of the receivables. These cash flow models consider lease-up rates, expected operating costs, debt service requirements and various other factors. Management believes, based on the assumptions used in these cash flow models, that the notes receivable are fully recoverable during the term of the Company's management contract with the Triad Entities.

     Under equity accounting, the Company has recognized losses in the Triad Entities of $0.5 million as of December 31, 2001. The recognition of these losses have reduced the Company's investments in the Triad Entities to zero and additional losses of $0.3 million have been recorded as a reduction to the Company's notes receivable from the Triad Entities. The Company's share of future losses will also be recorded as a reduction of notes receivable from the Triad Entities.

     BRE/CSL. During the fourth quarter of 2001, the Company formed the BRE/CSL joint venture with Blackstone, which will seek to acquire in excess of $200 million of senior housing properties. The venture is owned 90% by Blackstone and 10% by the Company. The Company accounts for its investment in this joint venture under the equity method of accounting. The Company recorded its investment at cost and will adjust its investment for its share of earnings and losses of BRE/CSL.

  ASSETS HELD FOR SALE

     The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The Company currently has one community and six parcels of land held for sale. The fair value of these properties is generally determined based on market rates, industry trends and recent comparable sales transactions. The actual sales price of these assets could differ significantly from the Company's estimates.

RESULTS OF OPERATIONS

     The following tables set forth, for the periods indicated, selected historical consolidated statements of income data in thousands of dollars and expressed as a percentage of total revenues.

                                                           YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------
                                                  2001              2000              1999
                                             ---------------   ---------------   ---------------
                                                $        %        $        %        $        %
                                             -------   -----   -------   -----   -------   -----
Revenues:
  Resident and healthcare revenue..........  $62,807    89.0%  $49,185    82.5%  $41,071    64.2%
  Rental and lease income..................    3,619     5.1%    4,603     7.7%    4,304     6.7%
  Unaffiliated management services
     revenue...............................    1,971     2.8%    2,271     3.8%    2,695     4.2%
  Affiliated management services revenue...    1,743     2.5%    1,040     1.7%      456     0.7%
  Unaffiliated development fees............       --      --%      563     1.0%    1,341     2.1%
  Affiliated development fees..............      403     0.6%    1,992     3.3%   14,086    22.0%
                                             -------   -----   -------   -----   -------   -----
       Total revenues......................   70,543   100.0%   59,654   100.0%   63,953   100.0%
Expenses:
  Operating expenses.......................   37,214    52.8%   29,530    49.5%   24,470    38.3%
  General and administrative expenses......   12,002    17.0%   11,116    18.6%    9,212    14.4%
  Bad debt expense.........................      967     1.4%    4,318     7.2%   15,896    24.9%
  Depreciation and amortization............    7,088    10.0%    5,186     8.8%    4,671     7.3%
                                             -------   -----   -------   -----   -------   -----
       Total expenses......................   57,271    81.2%   50,150    84.1%   54,249    84.8%
                                             -------   -----   -------   -----   -------   -----
Income from operations.....................   13,272    18.8%    9,504    15.9%    9,704    15.2%
Other income (expense):
  Interest income..........................    5,914     8.4%    5,981    10.0%    5,822     9.1%
  Interest expense.........................  (14,888)  (21.1)% (11,980)  (20.0)%  (7,089)  (11.1)%
  Equity in the losses of affiliates.......     (451)   (0.6)%      --      --%       --      --%
  Gain (loss) on sale of properties........    2,550     3.6%     (350)    0.6%      748     1.2%
                                             -------   -----   -------   -----   -------   -----
Income before income taxes and minority
  interest in consolidated partnership and
  extraordinary charge.....................    6,397     9.1%    3,155     5.3%    9,185    14.4%
Provision for income taxes.................   (1,871)   (2.7)%    (763)   (1.3)%  (2,992)   (4.7)%
                                             -------   -----   -------   -----   -------   -----
Income before minority interest in
  consolidated partnership and
  extraordinary charge.....................    4,526     6.4%    2,392     4.0%    6,193     9.7%
Minority interest in consolidated
  partnership..............................   (1,617)   (2.3)%  (1,153)   (1.9)%  (1,355)   (2.1)%
                                             -------   -----   -------   -----   -------   -----
Income before extraordinary charge.........    2,909     4.1%    1,239     2.1%    4,838     7.6%
Extraordinary charge, net of minority
  interest and income tax benefit of $187
  and $94, respectively....................     (153)   (0.2)%      --      --%       --      --%
                                             -------   -----   -------   -----   -------   -----
       Net income..........................  $ 2,756     3.9%  $ 1,239     2.1%  $ 4,838     7.6%
                                             =======   =====   =======   =====   =======   =====

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

     Revenues. Total revenues increased $10.9 million or 18.3% to $70.5 million in 2001 compared to $59.7 million in 2000. Resident and health care revenue increased $13.6 million or 27.7% to $62.8 million in 2001 compared to $49.2 million in the prior year. This increase in resident and healthcare revenue is primarily due to a full year of revenue from the eight communities acquired in August 2000, that were formerly owned by ILM and ILM II. These eight communities increased the Company's resident capacity of owned communities by approximately 1,300 units. Rental and lease income decreased by $1.0 million due to the expiration of triple net leases on four communities leased to HealthSouth, along with lease income that was earned in the prior year on the ILM communities. Unaffiliated management services revenue decreased $0.3 million or 13.2%, primarily due to the acquisition of the eight communities from ILM and ILM II, that were formerly managed by the Company. Affiliated management services revenue increased $0.7 million or 67.6%, due to management fees earned on the management of 17 Triad communities in 2001 compared to 14 Triad communities in 2000. In addition, the Company received a full year of management fees in 2001 on 11 Triad communities that were opened during the fourth quarter of 2000. The Company did not earn any unaffiliated development fees during 2001, resulting in a reduction in unaffiliated development fees of $0.6 million. Affiliated development fee revenue decreased $1.6 million to $0.4 million, reflecting the completion of one and 11 Triad communities in 2001 and 2000, respectively.

     Expenses. Total expenses increased $7.1 million or 14.2% to $57.3 million in 2001 compared to $50.2 million in 2000. Operating expenses increased to $37.2 million in 2001 compared to $29.5 million in the prior year. This 26.0% increase primarily resulted from a full year of operations from the eight ILM communities acquired in August 2000. General and administrative expenses increased 8.0% or $0.9 million primarily as a result of the ILM acquisition. Bad debt expense decreased from $4.3 million in 2000 to $1.0 million in 2001. Bad debt expense in fiscal 2001 primarily related to writing off $0.6 million in receivables related to one of the Company's triple net leases, along with normal write offs of resident receivables. The bad debt expense in 2000 relates to writing off or reserving $1.2 million in development fees receivable, $2.2 million in notes receivable and $0.8 million in valuation adjustments on five parcels of land held for sale. Depreciation and amortization expenses increased 36.7% to $7.1 million in 2001 compared to $5.2 million in 2000, reflecting a full year of depreciation on the communities acquired from ILM and ILM II.

     Other income and expenses. Interest expense increased $2.9 million to $14.9 million in 2001 compared to $12.0 million in 2000. This 24.3% increase in interest expense is the result of a full year of interest incurred on the debt used to acquire the ILM communities and refinancing three of the Company's owned communities compared to a partial year of interest in the prior year, as the ILM assets were acquired in August 2000, partially offset by lower interest rates on the Company's variable rate loans in the current fiscal year. Gain (loss) on sale of assets increased by $2.9 million in the current year compared to the prior year. In 2001, the Company sold one community, two parcels of land and a house for $5.2 million, which resulted in the recognition of a gain of $2.6 million and net proceeds to the Company of $4.8 million. In 2000, the Company sold two communities and a house for $4.8 million, that resulted in the recognition of a loss of $0.4 million and net cash proceeds of $4.5 million. Interest income primarily represents interest earned on loans the Company made to the Triad Entities along with interest earned on the Company's investment in the NHP Notes. Equity in the earnings of affiliates represents the Company's share of the losses incurred by the Triad Entities.

     Provision for income taxes. Provision for income taxes in 2001 was $1.9 million or 39.1% of income before taxes, compared to $0.8 million or 38.1% of income before taxes in 2000. The effective tax rates for 2001 and 2000 differ from the statutory tax rates because of state income taxes and permanent tax differences.

     Minority interest. Minority interest increased $0.4 million to $1.6 million in 2001 compared to $1.2 million in 2000 primarily due to the gains on sale of two HCP properties partially offset by a decrease in operating income at HCP.

     Extraordinary charge. The Company recognized an extraordinary charge, net of minority interest and income tax benefit, of $0.2 million. The charge resulted from a loan foreclosure on HCP's McCurdy property.

     Net income. As a result of the foregoing factors, net income increased $1.5 million to $2.8 million for 2001, as compared to $1.2 million for 2000.

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

     Revenues. Total revenues decreased $4.3 million or 6.7% to $59.7 million in 2000 compared to $64.0 million in 1999. Resident and health care revenue increased $8.1 million or 19.7% to $49.2 million in 2000 compared to $41.1 million in the prior year. This increase in resident and healthcare revenue is primarily due to the acquisition of eight communities in August 2000 formerly owned by ILM. These eight communities increased the Company's resident capacity of owned communities by approximately 1,300 units. Unaffiliated management services revenue decreased $0.4 million or 15.7%, due primarily to the acquisition of the eight communities from ILM and ILM II, which the Company formerly managed. Affiliated management services revenue increased $0.6 million or 128.1%, due to fees earned on the management of 14 Triad communities in 2000 compared to three Triad communities in 1999. Unaffiliated development fees decreased to $0.6 million in 2000 compared to $1.3 million in 1999. This decrease reflects the completion and opening of three communities for unaffiliated third parties. Affiliated development fee revenue decreased $12.1 million to $2.0 million, reflecting the completion of 11 Triad communities in 2000. The Company reduced its ownership percentage to a 1% limited partnership interest in each of the Triad Entities.

     Expenses. Total expenses decreased $4.1 million or 7.9% to $50.1 million in 2000 compared to $54.2 million in 1999. Operating expenses increased to $29.5 million in 2000 compared to $24.5 million in the prior year. This 20.7% increase primarily results from the acquisition of the eight ILM communities in August 2000. General and administrative expenses increased 20.7% or $1.9 million as a result of the ILM acquisition and the write-off of other preacquisition costs on mergers that were not completed by the Company. Bad debt expense decreased from $15.9 million in 1999 to $4.3 million in 2000. The bad debt expenses in 2000 relates to writing off or reserving $1.2 in development fees receivable, $2.2 million in notes receivable and $0.8 million in valuation adjustments on five parcels of land held for sale. Bad debt expense in 1999 related to writing off or reserving $10.5 million in development fees, $1.6 million in pursuit cost from affiliates and $3.9 million in notes receivable from joint ventures. These write offs resulted from various Triad Entities canceling the development of 19 Waterford communities, since the joint ventures were unable to secure financing on attractive terms for the completion of these communities. Depreciation and amortization expenses increased 11.0% to $5.2 million in 2000 compared to $4.7 million in 1999 as a result of the ILM acquisition.

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

QUARTERLY RESULTS

     The following table presents certain quarterly financial information for the four quarters ended December 31, 2001 and 2000. This information has been prepared on the same basis as the audited

Consolidated Financial Statements of the Company appearing elsewhere in this report and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the audited Consolidated Financial Statements of the Company and the related notes thereto.

                                                                  2001 CALENDAR QUARTERS
                                                         -----------------------------------------
                                                          FIRST      SECOND     THIRD      FOURTH
                                                         --------   --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues.........................................  $18,043    $18,403    $16,997    $17,100
Income from operations.................................    3,882      3,494      2,742      3,154
Extraordinary charge, net of minority interest and
  income tax benefit...................................       --         --       (153)        --
Net income.............................................      427        602      1,029        698
Basic earnings per share:
  Extraordinary charge.................................  $    --    $    --    $ (0.01)   $    --
  Net income...........................................  $  0.02    $  0.03    $  0.05    $  0.04
Diluted earnings per share:
  Extraordinary charge.................................  $    --    $    --    $ (0.01)   $    --
  Net income...........................................  $  0.02    $  0.03    $  0.05    $  0.04
Weighted average shares outstanding, basic.............   19,717     19,717     19,717     19,717
Weighted average shares outstanding, diluted...........   19,717     19,717     19,731     19,734

                                                                  2000 CALENDAR QUARTERS
                                                         -----------------------------------------
                                                          FIRST      SECOND     THIRD      FOURTH
                                                         --------   --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues.........................................  $12,510    $12,331    $16,040    $18,773
Income (loss) from operations..........................    3,095      3,072      4,313       (976)
Net income (loss)......................................    1,472      1,312      1,073     (2,618)
Net income (loss) per share, basic.....................  $  0.07    $  0.07    $  0.05    $ (0.13)
Net income (loss) per share, diluted...................  $  0.07    $  0.07    $  0.05    $ (0.13)
Weighted average shares outstanding, basic.............   19,717     19,717     19,717     19,717
Weighted average shares outstanding, diluted...........   19,746     19,717     19,717     19,717

LIQUIDITY AND CAPITAL RESOURCES

     In addition to approximately $10.0 million of cash balances on hand as of December 31, 2001, the Company's principal source of liquidity is expected to be cash flows from operations, proceeds from the sale of noncore assets, proceeds from NHP Note redemptions and cash flows from BRE/CSL. Of the $10.0 million in cash balances, $1.7 million relates to cash held by HCP. The Company expects its available cash and cash flows from operations, proceeds from the sale of assets, and cash flows from BRE/CSL to be sufficient to fund its short-term working capital requirements. The Company's long-term capital requirements, primarily for acquisitions, the payment of operating deficit guarantees, development, and other corporate initiatives, will be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company's long-term capital requirements.

     The Company had net cash provided by operating activities of $14.3 million in fiscal 2001 compared to $19.7 million and $3.1 million in fiscal 2000 and 1999, respectively. In fiscal 2001, the net cash provided by operating activities was primarily derived from net income of $2.8 million along with net noncash charges of $8.4 million, a decrease in accounts receivable of $4.2 million, a decrease in federal and state taxes receivable of $2.6 million, a decrease in prepaid and other assets of $0.7 million, offset by increases in interest of

$4.0 million and a net decrease in accounts payable and accrued expenses of $0.5 million. In fiscal 2000, the net cash provided by operating activities was primarily derived from net income of $1.2 million along with net noncash charges of $12.3 million, decreases in accounts receivable of $4.3 million, increases in accounts payable and accrued expenses of $2.5 million, a decrease in federal and state taxes receivable of $2.3 million, offset by increases in interest and notes receivable of $1.8 million and an increase in prepaid and other assets of $1.1 million. In fiscal 1999, the net cash provided by operating activities was primarily derived from net income of $4.8 million along with net noncash charges of $22.7 million offset by increases in accounts and interest receivables of $14.1 million, an increase in other assets of $1.5 million, and a reduction in federal and state income taxes of $7.7 million.

     The Company had net cash used in investing activities of $15.7 million, $116.2 million and $16.5 million in fiscal 2001, 2000, and 1999, respectively. In fiscal 2001, the Company's net cash used in investing activities was primarily the result of advances to Triad Entities of $17.1 million for operating deficits and capital expenditures and capital expenditures of $2.1 million, investments in limited partnerships of $1.3 million, offset by the proceeds from the sale of one community and two parcels of land for $4.8 million, net of selling costs. In fiscal 2000, the Company's net cash used in investing activities was primarily the result of acquisition costs of $102.0 million for the eight ILM communities, advances to Triad Entities of $18.2 million for operating deficits and capital expenditures and capital expenditures of $3.1 million, offset by the proceeds of the sale of HCP assets of $4.5 million and a distribution from a limited partnership of $2.6 million. In fiscal 1999, the Company's net cash used in investing activities was primarily the result of advances to Triad Entities of $22.8 million and capital expenditures of $1.9 million, offset by the proceeds from the sale of the HCP property of $2.7 million and a distribution from a limited partnership of $5.4 million.

     The Company had net cash used in financing activities of $11.5 million in fiscal 2001 compared to net cash provided by financing activities of $87.5 million and $10.6 million in fiscal 2000 and 1999, respectively. For fiscal 2001, net cash used in financing activities was primarily the result of distributions to minority partners of $7.6 million, net repayments on notes of $2.9 million and the restriction of $1.0 million under the terms of one of the Company's loan agreements. For fiscal 2000, the net cash provided by financing activities was primarily the result of increase in debt outstanding as a result of the Company's acquisition of the eight ILM communities and refinancing of three owned communities, offset by repayments on the Company's line of credit of $30.0 million, distributions of $4.0 million to minority partners and $3.7 million in loan costs and the restriction of $1.1 million under the terms of a certain loan agreement. For fiscal 1999, the net cash provided by financing activities was primarily the result of increases in debt outstanding under the Company's line of credit and notes payable.

     The Company derives the benefits and bears the risks related to the communities it owns. The cash flows and profitability of owned communities depends on the operating results of such communities and are subject to certain risks of ownership, including the need for capital expenditures, financing and other risks such as those relating to environmental matters.

     The cash flows and profitability of the Company's owned communities that are leased to third parties depend on the ability of the lessee to make timely lease payments. During 2001, HCP leased four communities to HealthSouth Rehabilitation Corporation ("HealthSouth") under a master lease agreement, that expired on November 30, 2001. Three of the four communities were closed by the lessee and effective August 5, 1999, HealthSouth agreed to transfer control of the closed communities to the Company. The assets of one of the two communities, with the exception of two houses, were sold on September 29, 1999. On January 11, 2000, the Company sold the HCP community in Martin, Tennessee to HealthSouth for $2.4 million. On July 12, 2000, the Company sold the house owned by HCP in Gallatin, Tennessee for $0.4 million. On August 4, 2000, the Company sold HCP's community in Mt. Dora, Florida for $2.0 million. On September 25, 2001, HCP sold the remaining house in Goodlettsville, Tennessee for $0.3 million. Notwithstanding the sales, HealthSouth continued to make its full lease payments to HCP with no reduction in rent for its four leases until the lease expired in November 2001. The remaining property leased to HealthSouth was reclassified during the fourth quarter to held for sale. In addition to the HealthSouth leases, there were four other skilled nursing facilities leased by HCP. During 2001, the lessee on a triple net leased community in Evansville, Indiana defaulted on its minimum lease payments. HCP made the decision not to put additional money into the property, which was built in 1916, and notified the lender that they would not continue paying the lender's mortgage payment on the property. Consequently, during the third quarter of 2001, the lender foreclosed on the property. The foreclosure resulted in the Company recognizing an extraordinary charge, net of minority interest and income tax benefit of $0.2 million. During 2001, HCP operated, through a lease to an affiliate, one skilled nursing community in Cambridge, Massachusetts, until it was sold on August 15, 2001 for $3.6 million. At December 31, 2001, the Company had two additional properties leased to third parties. Subsequent to December 31, 2001, these two properties were sold for $5.8 million.

     The cash flows and profitability of the Company's third-party management fees are dependent upon the revenues and profitability of the communities the Company manages. While the management contracts are generally terminable only for cause, in certain cases contracts can be terminated upon the sale of a community, subject to the Company's rights to offer to purchase such community.

     The Company will seek to acquire senior living communities through its BRE/CSL joint venture. The BRE/CSL joint venture with Blackstone will seek to acquire in excess of $200 million of senior housing properties. The venture is owned 90% by Blackstone and 10% by the Company. The Company will manage the communities owned by the joint venture under long-term management contracts. On December 31, 2001, the venture acquired its first property, The Amberleigh at Woodside Farms, a 394 resident capacity independent living facility, from NHP. In connection with the acquisition by BRE/CSL, the Company contributed $1.8 million to the venture. The Company expects to recover approximately $1.4 million of its contribution to BRE/CSL when permanent financing is obtained for the Amberleigh community.

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

     The Company has a 1% limited partnership interest in each of the Triad Entities and is accounting for these investments under the equity method of accounting based on the provisions of the Triad Entities partnership agreements.

     The following table sets forth, as of December 31, the capital invested in each of the Triad Entities, information related to loans made by the Company to each Triad Entity and information on deferred income related to each Triad Entity (dollars in thousands):

                                                          NOTES RECEIVABLE                          DEFERRED INCOME
                                       ------------------------------------------------------   -----------------------
                                                                                    OPERATING              DEVELOPMENT/
                           CAPITAL     COMMITTED   INTEREST                NOTE      DEFICIT                MANAGEMENT
ENTITY                    INVESTMENT    AMOUNT       RATE     MATURITY    BALANCE    FUNDING    INTEREST       FEES
------                    ----------   ---------   --------   ---------   -------   ---------   --------   ------------
Triad Senior Living I,
  L.P.
  (Triad I)
    2001................     $ --       $    --       8.0%           --   $    --    $12,544      $128         $388
    2000................      158            --       8.0            --        --      9,205       189          467
Triad Senior Living II,
  L.P.
  (Triad II)
    2001................       --        15,000       8.0     Sept. 25,    15,000      1,800       191          186
    2000................        4        15,000      10.5          2003    12,705         --       290          230
Triad Senior Living III,
  L.P. (Triad III)
    2001................       --        15,000       8.0       Feb. 8,    15,000      3,198       179          359
    2000................        8        15,000      10.5          2004    11,303         --       251          428
Triad Senior Living IV,
  L.P. (Triad IV)
    2001................       --        10,000       8.0      Dec. 30,     8,042         --       143          120
    2000................        8        10,000      10.5          2003     6,585         --       176          120
Triad Senior Living V,
  L.P.
  (Triad V)
    2001................       --        10,000       8.0      Jun. 30,     3,436         --        27           29
    2000................       --        10,000      12.0          2004     3,590         --        60           30

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

     The Company has the option, but not the obligation, to purchase the partnership interests of the other parties in Triad Entities for an amount equal to the amount paid for the partnership interest by the other partners, plus a noncompounded return of 12% per annum except for Triad I. In addition, each Triad Entity except Triad I provides the Company with an option, but not the obligation, to purchase the community developed by the applicable partnership upon their completion for an amount equal to the fair market value (based on a third-party appraisal but not less than hard and soft costs and lease-up costs) of the community.

     In December 1999, Triad I completed a recapitalization in which Lehman Brothers purchased from third parties 80% of the limited partnership interest in Triad I for an investment of $12.0 million. The investment enabled Triad I to repay the Company approximately $9.0 million in loans. The Company increased its equity contribution in Triad I to $3.0 million and continued to own a 19% limited partnership interest. The Company has the option to purchase the Triad I communities for an amount specified in the partnership agreement. The Company continues to manage the communities in the Triad I partnership.

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

     Each of the Triad Entities finances the development of new communities through a combination of equity funding, traditional construction loans and permanent financing with institutional lenders secured by first liens on the communities and unsecured loans from the Company. The Company loans may be prepaid without penalty. The financings from institutional lenders are secured by first liens on the communities, as well as assignment to the lenders of the construction contracts and the development and management agreements with the Company. Each development and management agreement assigned to an institutional lender is also guaranteed by the Company and those guarantees are also assigned to the lenders. In most cases, the management agreements contain an obligation of the Company to fund operating deficits to the Triad Entities if the other financing sources of the Triad Entities have been fully utilized. These operating deficit funding obligations are guaranteed by the Company and include making loans to fund debt service obligations to the Triad Entities' lenders. Amounts funded to date under these operating deficit agreements are disclosed in the table above. The Company expects to be required to fund additional amounts under these operating deficit agreements in the future.

     Set forth below is information on the construction loan facilities entered into by each of the Triad Entities as of December 31, 2001 (dollars in thousands):

                                                   LOAN FACILITIES TO TRIADS
                                 --------------------------------------------------------------
                                                AMOUNT
ENTITY                           COMMITMENT   OUTSTANDING         TYPE              LENDER
------                           ----------   -----------   -----------------   ---------------
Triad I........................   $50,000       $49,649     take-out            GMAC
Triad II.......................   $26,900       $26,874     mini-perm           Key Bank
Triad III......................   $56,300       $56,003     mini-perm           GuarantyFederal
Triad IV.......................   $18,600       $11,916     construction;       Compass Bank
                                                            mini-perm
Triad V........................   $ 9,000       $ 8,543     mini-perm           Bank of America

     During 2001, Triad V was notified by the lender of its failure to comply with certain terms of its loan agreement with the lender. The lender, however, has expressed its intention to work with the borrower and the parties have signed a term sheet to modify the original loan agreement. The lender is continuing to fund Triad V's draw requests. The Company under the terms of its management agreement is responsible for funding the operating deficits of Triad
V. If the lender and Triad V are unable to finalize a mutually agreeable forbearance agreement with respect to this loan and the lender exercises its rights under its loan agreement with Triad V, the outcome could result in the impairment of the Company's notes receivable with Triad V.

     Summary financial information regarding the financial position and results of operations of the Triad Entities as of December 31 and for the years then ended is as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Current assets..............................................  $  4,827   $  3,989
Property and equipment, net.................................   188,651    178,298
Other assets................................................     8,662      5,593
                                                              --------   --------
  Total assets..............................................  $202,140   $187,880
                                                              ========   ========
Current liabilities.........................................  $ 17,374   $ 14,767
Long-term debt..............................................   208,991    176,534
Other long-term liabilities.................................        21         --
Partnership deficit.........................................   (24,246)    (3,421)
                                                              --------   --------
  Total liabilities and partnership deficit.................  $202,140   $187,880
                                                              ========   ========

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2001       2000      1999
                                                        --------   --------   -------
Net revenue...........................................  $ 17,134   $  6,814   $   945
Net loss..............................................   (23,667)   (12,003)   (4,745)

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk is exposure to changes in interest rates on debt instruments. As of December 31, 2001, the Company had $182.3 million in outstanding debt comprised of various fixed and variable rate debt instruments of $54.9 million and $127.4 million, respectively.

     Changes in interest rates would affect the fair market value of the Company's fixed rate debt instruments but would not have an impact on the Company's earnings or cash flows. Fluctuations in interest rates on the Company's variable rate debt instruments that are tied to either the LIBOR or the prime rate would affect the Company's earnings and cash flows but would not affect the fair market value of the variable rate debt. For each percentage point change in interest rates, the Company's annual interest expense would increase by approximately $1.3 million based on the Company's outstanding variable debt as of December 31, 2001. In addition, an increase in interest rates could result in operating deficit obligations, relating to the Triad Entities, that could require funding by the Company. The Triad Entities, as of December 31, 2001, have $153.0 million in outstanding bank debt comprised of various fixed and variable rate debt instruments of $26.9 million and $126.1 million, respectively.

     The following table summarizes information on the Company's debt instruments outstanding as of December 31, 2001. The table presents the principal due and weighted average interest rates for the Company's various debt instruments by fiscal year. Weighted average variable interest rates are based on the Company's floating rate as of December 31, 2001.

  INTEREST RATE RISK

     Principal Amount and Average Interest Rate by Expected Maturity Date ($ in thousands)

                                2002      2003     2004     2005     2006    THEREAFTER    TOTAL     FAIR VALUE
                               -------   ------   ------   ------   ------   ----------   --------   ----------
Long-term debt:
  Fixed rate debt............  $ 3,180   $  866   $  936   $1,011   $1,104    $47,844     $ 54,941    $ 54,941
  Average interest rate......      8.1%     8.1%     8.1%     8.1%     8.1%       8.1%
Variable rate debt...........   22,415    2,526    2,643    2,764    2,892     86,616      119,855     119,855
Average interest rate........      5.0%     4.5%     4.5%     4.5%     4.5%       4.5%
Line of credit:
  Variable rate debt.........       --   $7,553       --       --       --         --        7,553       7,553
  Average interest rate......       --      4.3%      --       --       --         --
                                                                                          --------    --------
    Total Debt...............                                                             $182,349    $182,349
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

          (4) The Company did not file any reports on Form 8-K during the quarterly period ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on March 26, 2002.

                                          CAPITAL SENIOR LIVING CORPORATION

                                          By:     /s/ LAWRENCE A. COHEN
                                            ------------------------------------
                                                     Lawrence A. Cohen
                                                 Vice Chairman of the Board
                                                and Chief Executive Officer

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

               /s/ JAMES A. STROUD                   Chairman of the Board and Chairman   March 26, 2002
 ------------------------------------------------              of the Company
                 James A. Stroud


              /s/ LAWRENCE A. COHEN                    Vice Chairman of the Board and     March 26, 2002
 ------------------------------------------------    Chief Executive Officer (Principal
                Lawrence A. Cohen                            Executive Officer)


             /s/ KEITH N. JOHANNESSEN                  President and Chief Operating      March 26, 2002
 ------------------------------------------------           Officer and Director
               Keith N. Johannessen


               /s/ RALPH A. BEATTIE                  Executive Vice President and Chief   March 26, 2002
 ------------------------------------------------       Financial Officer (Principal
                 Ralph A. Beattie                    Financial and Accounting Officer)


             /s/ GORDON I. GOLDSTEIN                              Director                March 26, 2002
 ------------------------------------------------
             Dr. Gordon I. Goldstein


                /s/ JAMES A. MOORE                                Director                March 26, 2002
 ------------------------------------------------
                  James A. Moore


                /s/ VICTOR W. NEE                                 Director                March 26, 2002
 ------------------------------------------------
                Dr. Victor W. Nee


              /s/ CRAIG F. HARTBERG                               Director                March 26, 2002
 ------------------------------------------------
                Craig F. Hartberg

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Financial Statements of Capital Senior Living
  Corporation
  Report of Ernst & Young LLP, Independent Auditors.........  F-2
  KPMG LLP Independent Auditors' Report.....................  F-3
  Consolidated Balance Sheets -- December 31, 2001 and
     2000...................................................  F-4
  Consolidated Statements of Income -- December 31, 2001,
     2000 and 1999..........................................  F-5
  Consolidated Statements of Shareholders'
       Equity -- December 31, 2001, 2000 and 1999...........  F-6
  Consolidated Statements of Cash Flows -- December 31,
     2001, 2000 and 1999....................................  F-7
Notes to Consolidated Financial Statements..................  F-8

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders
Capital Senior Living Corporation

     We have audited the accompanying consolidated balance sheets of Capital Senior Living Corporation as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of HealthCare Properties, L.P. and subsidiaries, a 57% owned subsidiary, for the year ended December 31, 1999, which statements reflect total revenues of $9.5 million for the year ended December 31, 1999. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for HealthCare Properties, L.P., for the year ended December 31, 1999 is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors for 1999, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Senior Living Corporation as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG LLP

Dallas, Texas
February 8, 2002,
except for Note 18, as to which the date is March 5, 2002

                          INDEPENDENT AUDITORS' REPORT

The Partners
HealthCare Properties, L.P.:

     We have audited the consolidated statements of income, partnership equity and cash flows of HealthCare Properties, L.P. and subsidiaries (a Delaware limited partnership) for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of HealthCare Properties, L.P. and subsidiaries for the year ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Dallas, Texas
February 4, 2000,
except as to the
third paragraph of
Note 13 which is
as of March 1, 2000

                       CAPITAL SENIOR LIVING CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
                                     ASSETS

Current assets:
  Cash and cash equivalents.................................  $  9,975   $ 22,875
  Restricted cash...........................................     2,100      1,100
  Accounts receivable, net..................................     1,438      3,221
  Accounts receivable from affiliates.......................       366      3,764
  Interest receivable from affiliates.......................     6,072      2,074
  Investment in limited partnership.........................     5,774         --
  Federal and state income taxes receivable.................     1,145      3,728
  Deferred taxes............................................     2,770      1,208
  Prepaid expenses and other................................     1,218      1,935
                                                              --------   --------
          Total current assets..............................    30,858     39,905
Property and equipment, net.................................   196,821    204,764
Deferred taxes..............................................     7,540      8,872
Note receivable.............................................        --        570
Notes receivable from affiliates............................    59,020     43,388
Investments in limited partnerships.........................     1,827      6,526
Assets held for sale........................................     4,924      6,920
Other assets, net...........................................     7,092      7,599
                                                              --------   --------
          Total assets......................................  $308,082   $318,544
                                                              ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  3,040   $  3,907
  Accrued expenses..........................................     3,363      3,194
  Current portion of notes payable..........................    25,594      4,770
  Customer deposits.........................................     1,144      1,012
                                                              --------   --------
          Total current liabilities.........................    33,141     12,883
Deferred income.............................................       507         --
Deferred income from affiliates.............................     1,750      2,241
Notes payable, net of current portion.......................   149,202    176,507
Line of credit..............................................     7,553      7,553
Minority interest in consolidated partnership...............     2,385      8,572
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value:
     Authorized shares -- 15,000,000; no shares issued or
      outstanding...........................................        --         --
  Common stock, $.01 par value:
     Authorized shares -- 65,000,000
     Issued and outstanding shares -- 19,717,347 in 2001 and
      2000..................................................       197        197
  Additional paid-in capital................................    91,935     91,935
  Retained earnings.........................................    21,412     18,656
                                                              --------   --------
          Total shareholders' equity........................   113,544    110,788
                                                              --------   --------
          Total liabilities and shareholders' equity........  $308,082   $318,544
                                                              ========   ========

                            See accompanying notes.

                       CAPITAL SENIOR LIVING CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 2001          2000          1999
                                                              -----------   -----------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Resident and health care revenue..........................   $ 62,807      $ 49,185      $41,071
  Rental and lease income...................................      3,619         4,603        4,304
  Unaffiliated management services revenue..................      1,971         2,271        2,695
  Affiliated management services revenue....................      1,743         1,040          456
  Unaffiliated development fees.............................         --           563        1,341
  Affiliated development fees...............................        403         1,992       14,086
                                                               --------      --------      -------
          Total revenues....................................     70,543        59,654       63,953
Expenses:
  Operating expenses........................................     37,214        29,530       24,470
  General and administrative expenses.......................     12,002        11,116        9,212
  Provision for bad debts...................................        967         4,318       15,896
  Depreciation and amortization.............................      7,088         5,186        4,671
                                                               --------      --------      -------
          Total expenses....................................     57,271        50,150       54,249
                                                               --------      --------      -------
Income from operations......................................     13,272         9,504        9,704
Other income (expense):
  Interest income...........................................      5,914         5,981        5,822
  Interest expense..........................................    (14,888)      (11,980)      (7,089)
  Equity in the losses of affiliates........................       (451)           --           --
  Gain (loss) on sale of properties.........................      2,550          (350)         748
                                                               --------      --------      -------
Income before income taxes, minority interest in
  consolidated partnership and extraordinary charge.........      6,397         3,155        9,185
Provision for income taxes..................................     (1,871)         (763)      (2,992)
                                                               --------      --------      -------
Income before minority interest in consolidated partnership
  and extraordinary charge..................................      4,526         2,392        6,193
Minority interest in consolidated partnership...............     (1,617)       (1,153)      (1,355)
                                                               --------      --------      -------
Income before extraordinary charge..........................      2,909         1,239        4,838
Extraordinary charge, net of minority interest and income
  tax benefit of $187 and $94, respectively.................       (153)           --           --
                                                               --------      --------      -------
Net income..................................................   $  2,756      $  1,239      $ 4,838
                                                               ========      ========      =======
Per share data:
  Basic earnings per share:
     Income before extraordinary charge.....................   $   0.15      $   0.06      $  0.25
     Extraordinary charge...................................   $  (0.01)     $     --      $    --
                                                               --------      --------      -------
     Net income.............................................   $   0.14      $   0.06      $  0.25
                                                               ========      ========      =======
  Diluted earnings per share:
     Income before extraordinary charge.....................   $   0.15      $   0.06      $  0.24
     Extraordinary charge...................................   $  (0.01)     $     --      $    --
                                                               --------      --------      -------
     Net income.............................................   $   0.14      $   0.06      $  0.24
                                                               ========      ========      =======
  Weighted average shares outstanding -- basic..............     19,717        19,717       19,717
                                                               ========      ========      =======
  Weighted average shares outstanding -- diluted............     19,734        19,724       19,806
                                                               ========      ========      =======

                            See accompanying notes.

                       CAPITAL SENIOR LIVING CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 COMMON STOCK     ADDITIONAL
                                                ---------------    PAID-IN     RETAINED
                                                SHARES   AMOUNT    CAPITAL     EARNINGS    TOTAL
                                                ------   ------   ----------   --------   --------
                                                                  (IN THOUSANDS)
Balance at January 1, 1999....................  19,717     197      91,740      12,579     104,516
  Non cash compensation.......................      --      --         195          --         195
  Net income..................................      --      --          --       4,838       4,838
                                                ------    ----     -------     -------    --------
Balance at December 31, 1999..................  19,717     197      91,935      17,417     109,549
  Net income..................................      --      --          --       1,239       1,239
                                                ------    ----     -------     -------    --------
Balance at December 31, 2000..................  19,717     197      91,935      18,656     110,788
  Net income..................................      --      --          --       2,756       2,756
                                                ------    ----     -------     -------    --------
Balance at December 31, 2001..................  19,717    $197     $91,935     $21,412    $113,544
                                                ======    ====     =======     =======    ========

                            See accompanying notes.

                       CAPITAL SENIOR LIVING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2001       2000        1999
                                                              --------   ---------   --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $  2,756   $   1,239   $  4,838
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation..............................................     6,890       5,094      4,567
  Amortization..............................................       198          92        104
  Amortization of deferred financing charges................       891         495        519
  Minority interest in consolidated partnership.............     1,617       1,153      1,355
  Deferred income from affiliates...........................      (491)        456        992
  Deferred income...........................................       507          --       (115)
  Deferred income taxes (benefit)...........................      (230)        346        (30)
  Equity in the losses of affiliates........................       451          --         --
  (Gain) loss on sale of properties.........................    (2,550)        350       (748)
  Provision for bad debts...................................       967       4,318     15,896
  Extraordinary charge, net of minority interest and income
    tax benefit of $187 and 94, respectively................       153          --         --
  Non cash compensation.....................................        --          --        195
  Changes in operating assets and liabilities, net of
    acquisitions:
    Accounts receivable.....................................       816        (955)    (1,012)
    Accounts receivable from affiliates.....................     3,398       5,291    (12,464)
    Interest receivable from affiliates.....................    (3,998)     (1,240)      (645)
    Notes receivable........................................       570        (570)        --
    Prepaid expenses and other..............................       717      (1,427)       (60)
    Other assets............................................      (633)        191     (1,504)
    Accounts payable........................................      (867)      1,395       (268)
    Accrued expenses........................................       363       1,067       (872)
    Federal and state income taxes receivable/payable.......     2,677       2,307     (7,704)
    Customer deposits.......................................       132         101         59
                                                              --------   ---------   --------
      Net cash provided by operating activities.............    14,334      19,703      3,103
INVESTING ACTIVITIES
Capital expenditures........................................    (2,138)     (3,121)    (1,887)
Cash paid for acquisitions, net of cash acquired of $2,060
  in 2000...................................................        --    (102,014)        --
Proceeds from sale of properties............................     4,787       4,504      2,740
Advances to affiliates......................................   (17,100)    (18,209)   (22,794)
Proceeds from (investments in) limited partnerships.........    (1,251)      2,597      5,414
                                                              --------   ---------   --------
Net cash used in investing activities.......................   (15,702)   (116,243)   (16,527)
FINANCING ACTIVITIES
Proceeds from notes payable and line of credit..............     3,207     125,248     61,506
Repayments of notes payable and line of credit..............    (6,119)    (30,033)   (48,981)
Restricted cash.............................................    (1,000)     (1,100)        --
Distributions to minority partners..........................    (7,617)     (3,958)    (1,198)
Deferred financing charges paid.............................        (3)     (3,730)      (742)
                                                              --------   ---------   --------
Net cash (used in) provided by financing activities.........   (11,532)     86,427     10,585
                                                              --------   ---------   --------
Decrease in cash and cash equivalents.......................   (12,900)    (10,113)    (2,839)
Cash and cash equivalents at beginning of year..............    22,875      32,988     35,827
                                                              --------   ---------   --------
Cash and cash equivalents at end of year....................  $  9,975   $  22,875   $ 32,988
                                                              ========   =========   ========
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
  Interest..................................................  $ 13,931   $  10,609   $  6,476
                                                              ========   =========   ========
  Income taxes..............................................  $    744   $     619   $ 10,276
                                                              ========   =========   ========

                            See accompanying notes.

                       CAPITAL SENIOR LIVING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

1.  ORGANIZATION AND FORMATION

     Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the "Company"), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior living communities throughout the United States. As of December 31, 2001, the Company owned interests in and/or operated 48 communities in 20 states with a capacity of approximately 7,600 residents, including 39 communities in which it owned interests and 9 communities that it managed for third parties pursuant to multi-year management contracts. In addition, the Company operates one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

     The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. The Company has deposits in banks that exceed Federal Deposit Insurance Corporation insurance limits. Management believes that credit risk related to these deposits is minimal. Cash and cash equivalents, at December 31, 2001 and 2000, includes the cash and cash equivalents of HealthCare Properties, L.P. ("HCP") of $1.7 million and $13.5 million, respectively. Restricted cash represents amounts held in deposits that are required as collateral under the terms of certain loan agreements.

  LONG-LIVED ASSETS

     Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives are 30 to 40 years for buildings and building improvements, 20 years for land improvements and 5 to 10 years for furniture, equipment and automobiles.

     Management contract rights of $0.5 million, included in other assets, are stated at cost and amortized on a straight-line basis over their respective contract lives. Accumulated amortization for management contract rights at December 31, 2001 and 2000 was $0.5 million and $0.4 million, respectively. Goodwill of $1.3 million, included in other assets, is the excess purchase price over the fair value of the assets acquired in the Formation Transaction to the extent of the minority interest and is amortized over 30 years on a straight-line basis. Accumulated amortization for goodwill at December 31, 2001 and 2000 was $0.3 million and $0.1 million, respectively.

     At each balance sheet date, the Company reviews the carrying value of its management contract rights, goodwill, and property and equipment to determine if facts and circumstances suggest that they may be impaired or that the amortization or depreciation period may need to be changed. The Company considers external factors relating to each asset, including contract changes, local market developments, and other publicly available information. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount the carrying value exceeds the fair market value, generally based on discounted cash flows, of the long-lived asset. The Company does not believe there are any indicators that would require an adjustment to the carrying value of the management contract rights, goodwill or property and equipment or their remaining useful lives as of December 31, 2001 and 2000.

  ASSETS HELD FOR SALE

     The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or

                       CAPITAL SENIOR LIVING CORPORATION
carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The Company currently has one community and six parcels of land held for sale. The fair value of these properties is generally determined based on market rates, industry trends and recent comparable sales transactions. The actual sales price of these assets could differ significantly from the Company's estimates.

     During 1999, the Company reclassified four of its properties in HCP to assets held for sale. Three of the properties had been leased to Rebound Inc., a subsidiary of HealthSouth Corporation ("HealthSouth"), under a master lease agreement. These properties were closed by the lessee. Effective August 5, 1999, HealthSouth agreed to transfer control of the closed communities to the Company. The assets of one of the four communities, with the exception of two houses, were sold on September 20, 1999. The assets of two of the remaining communities and one house were sold during 2000. During 2001, the Company reclassified one of HCP's properties to held for sale and sold the remaining house. In addition, during 2001 a lender foreclosed on a property owned by HCP that had been classified as held for sale resulting in an extraordinary charge of $0.2 million, net of minority interest and income tax benefit.

     During 2000, the Company forgave $3.2 million of notes receivable with other partnerships in exchange for five parcels of land, which the Company classified as held for sale. During the fourth quarter of 2000, the Company recorded a write-down on the remaining house and five parcels of land of $1.0 million to record these assets at their estimated net realizable value. This write-down is reflected as provision for bad debts in the statements of income. During 2001, the Company forgave $1.2 million in notes receivable with a partnership in exchange for two parcels of land. During 2001, the Company sold one of the parcels of land.

     The Company estimates the six parcels of land and the one remaining community that were held for sale at December 31, 2001, have an aggregate fair value, net of costs of disposal, of $4.9 million. The amounts the Company will ultimately realize could differ materially from this estimate.

  INVESTMENTS IN PARTNERSHIPS

     Triad Entities. The Company holds a 1% interest in each of the Triad Entities and accounts for its investment in the Triad Entities under the equity method of accounting. The Company has loan commitments to the Triad Entities for construction and pre-marketing expenses, in addition to requirements to fund the Triad Entities' operating deficits through an operating deficit guarantee provided for in its management agreement with the Triad Entities. The Company evaluates the carrying value of these receivables by comparing the discounted cash flows expected from the operations of the Triad Entities to the carrying value of the receivables. These cash flow models consider lease-up rates, expected operating costs, debt service requirements and various other factors. Management believes, based on the assumptions used in these cash flow models, that the notes receivable are fully recoverable during the term of the Company's management contract with the Triad Entities.

     Under equity accounting, the Company has recognized losses in the Triad Entities of $0.5 million as of December 31, 2001. The recognition of these losses have reduced the Company's investments in the Triad Entities to zero and additional losses of $0.3 million have been recorded as a reduction to the Company's notes receivable from the Triad Entities. The Company's share of future losses will also be recorded as a reduction of notes receivable from the Triad Entities.

     BRE/CSL. During the fourth quarter of 2001, the Company formed the BRE/CSL joint venture with Blackstone, which will seek to acquire in excess of $200 million of senior housing properties. The venture is owned 90% by Blackstone and 10% by the Company. The Company accounts for its investment in this joint venture under the equity method of accounting. The Company recorded its investment at cost and will adjust its investment for its share of earnings and losses of BRE/CSL.

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

     Revenues from the Medicare and Medicaid programs accounted for 9%, 12%, and 11% in 2001, 2000 and 1999, respectively of the Company's net revenues. Two communities are providers of services under the Medicaid program. Accordingly, these communities are entitled to reimbursement under the foregoing program at established rates that are lower than private pay rates. Patient service revenue for Medicaid patients is recorded at the reimbursement rates as the rates are set prospectively by the state upon the filing of an annual cost report. Three communities are providers of services under the Medicare program and are entitled to payment under the foregoing programs in amounts determined based on established rates that differ from private pay rates. In 1998 and prior years, payments were based on the filing of an annual cost report prepared in accordance with federal regulations, which are subject to audit and retroactive adjustments in future periods. Revenue from the Medicare program is recorded at established rates and adjusted for differences between such rates and estimated amounts payable from the program. Any differences between estimated and actual reimbursements are included in operations in the year of settlement, which have not been material.

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

     Management services revenue, resident and healthcare revenue and development fees are recognized when earned. Management services revenue relates to providing certain management and administrative support services under management contracts, which have terms expiring through 2011. Management services revenue is shown net of reimbursed expenses. The reimbursed expenses from affiliates were $10.7 million, $5.1 million and $1.7 million, for the years ended December 31, 2001, 2000, and 1999, respectively. Reimbursed expenses from unaffiliated parties were $13.0 million, $11.4 million, and $12.5 million, for the years ended December 31, 2001, 2000 and 1999, respectively.

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

                       CAPITAL SENIOR LIVING CORPORATION

Credit losses, on resident receivables, have been within management's expectations, and management believes that the allowance for doubtful accounts adequately provides for any expected losses.

  ADVERTISING

     Advertising is expensed as incurred. Advertising expenses for the years ended December 31, 2001, 2000 and 1999 were $0.4 million each year.

  NET INCOME PER SHARE

     Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share considers the dilutive effect of outstanding options calculated using the treasury stock method.

     The following table set forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
Income before extraordinary charge......................    2,909     1,239     4,838
Extraordinary charge, net of minority interest and
  income tax benefit of $187 and $94, respectively......     (153)       --        --
                                                          -------   -------   -------
Net income..............................................  $ 2,756   $ 1,239   $ 4,838
                                                          =======   =======   =======
Weighted average shares outstanding -- basic............   19,717    19,717    19,717
Effect of dilutive securities:
  Employee stock options................................       17         7        89
                                                          -------   -------   -------
Weighted average shares outstanding -- diluted..........   19,734    19,724    19,806
                                                          =======   =======   =======
Basic earnings per share:
  Income before extraordinary charge....................  $  0.15   $  0.06   $  0.25
  Extraordinary charge..................................  $ (0.01)  $    --   $    --
                                                          -------   -------   -------
  Net income............................................  $  0.14   $  0.06   $  0.25
                                                          =======   =======   =======
Diluted earnings per share:
  Income before extraordinary charge....................  $  0.15   $  0.06   $  0.24
  Extraordinary charge..................................  $ (0.01)  $    --   $    --
                                                          -------   -------   -------
  Net income............................................  $  0.14   $  0.06   $  0.24
                                                          =======   =======   =======

  STOCK-BASED COMPENSATION

     The Company has elected to follow the intrinsic value method in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee and director stock options. In accordance with APB 25, since the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, generally no compensation expense is recognized. The Company has adopted the disclosure-only provisions for the fair value method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FASB 123"). Stock option grants to non-employees are accounted for in accordance with the fair value method of FASB 123.

                       CAPITAL SENIOR LIVING CORPORATION

  SEGMENT INFORMATION

     The Company evaluates the performance and allocates resources of its senior living facilities based on current operations and market assessments on a property-by-property basis. The Company does not have a concentration of operations geographically or by product or service as its management functions are integrated at the property level.

  RECLASSIFICATIONS

     Certain reclassifications have been made to prior year amounts to conform to current year presentation.

  CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related footnotes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions. The Company believes revenue recognition, investments in partnerships and assets held for sale are its most critical accounting policies and require management's most difficult, subjective and complex judgments.

  NEW ACCOUNTING STANDARDS

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

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is not expected to result in a material change in the Company's net income, but the amount has not yet been determined, as previous business combinations have not yet been analyzed under the new rules. During 2002, the Company will perform the first of the required impairment tests.

     The Financial Accounting Standards Board recently issued Statements of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" and Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets."

     The Company does not expect the adoption of these standards to have a material effect on the Company's earnings or financial position.

                       CAPITAL SENIOR LIVING CORPORATION

3.  TRANSACTIONS WITH AFFILIATES

     The Company has entered into development and management agreements with the Triad Entities for the development and management of new senior living communities. The Triad Entities own and finance the construction of new senior living communities. These communities are primarily Waterford communities. The development of senior living communities typically involves a substantial commitment of capital over an approximate 12-month construction period, during which time no revenues are generated, followed by an 18 to 24 month lease up period.

     The Company has a 1% limited partnership interest in each of the Triad Entities and is accounting for these investments under the equity method of accounting based on the provisions of the Triad Entities partnership agreements.

     The following table sets forth, as of December 31, the capital invested in each of the Triad Entities, information related to loans made by the Company to each Triad Entity and information on deferred income related to each Triad Entity (dollars in thousands):

                                                           NOTES RECEIVABLE                          DEFERRED INCOME
                                        ------------------------------------------------------   -----------------------
                                                                                     OPERATING              DEVELOPMENT/
                            CAPITAL     COMMITTED   INTEREST                NOTE      DEFICIT                MANAGEMENT
ENTITY                     INVESTMENT    AMOUNT       RATE     MATURITY    BALANCE    FUNDING    INTEREST       FEES
------                     ----------   ---------   --------   ---------   -------   ---------   --------   ------------
Triad Senior Living I,
  L.P.
  (Triad I)
    2001.................     $ --       $    --       8.0%       --       $    --    $12,544      $128         $388
    2000.................      158            --       8.0        --            --     9,205        189          467
Triad Senior Living II,
  L.P.
  (Triad II)
    2001.................       --        15,000       8.0     Sept. 25,    15,000     1,800        191          186
    2000.................        4        15,000      10.5       2003       12,705        --        290          230
Triad Senior Living III,
  L.P.
  (Triad III)
    2001.................       --        15,000       8.0      Feb. 8,     15,000     3,198        179          359
    2000.................        8        15,000      10.5       2004       11,303        --        251          428
Triad Senior Living IV,
  L.P.
  (Triad IV)
    2001.................       --        10,000       8.0     Dec. 30,      8,042        --        143          120
    2000.................        8        10,000      10.5       2003        6,585        --        176          120
Triad Senior Living V,
  L.P.
  (Triad V)
    2001.................       --        10,000       8.0     Jun. 30,      3,436        --         27           29
    2000.................       --        10,000      12.0       2004        3,590        --         60           30

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

     The Company has the option, but not the obligation, to purchase the partnership interests of the other parties in Triad Entities for an amount equal to the amount paid for the partnership interest by the other partners, plus a noncompounded return of 12% per annum except for Triad I. In addition, each Triad Entity

                       CAPITAL SENIOR LIVING CORPORATION
except Triad I provides the Company with an option, but not the obligation, to purchase the community developed by the applicable partnership upon their completion for an amount equal to the fair market value (based on a third-party appraisal but not less than hard and soft costs and lease-up costs) of the community.

     In December 1999, Triad I completed a recapitalization in which Lehman Brothers purchased from third parties 80% of the limited partnership interest in Triad I for an investment of $12.0 million. The investment enabled Triad I to repay the Company approximately $9.0 million in loans. The Company increased its equity contribution in Triad I to $3.0 million and continued to own a 19% limited partnership interest. The Company has the option to purchase the Triad I communities for an amount specified in the partnership agreement. The Company continues to manage the communities in the Triad I partnership.

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

     Each of the Triad Entities finances the development of new communities through a combination of equity funding, traditional construction loans and permanent financing with institutional lenders secured by first liens on the communities and unsecured loans from the Company. The Company loans may be prepaid without penalty. The financings from institutional lenders are secured by first liens on the communities, as well as assignment to the lenders of the construction contracts and the development and management agreements with the Company. Each development and management agreement assigned to an institutional lender is also guaranteed by the Company and those guarantees are also assigned to the lenders. In most cases, the management agreements contain an obligation of the Company to fund operating deficits to the Triad Entities if the other financing sources of the Triad Entities have been fully utilized. These operating deficit funding obligations are guaranteed by the Company and include making loans to fund debt service obligations to the Triad Entities' lenders. Amounts funded to date under these operating deficit agreements are disclosed in the table above. The Company expects to be required to fund additional amounts under these operating deficit agreements in the future.

     Set forth below is information on the construction loan facilities entered into by each of the Triad Entities as of December 31, 2001 (dollars in thousands):

                                                LOAN FACILITIES TO TRIADS
                                ----------------------------------------------------------
                                               AMOUNT
ENTITY                          COMMITMENT   OUTSTANDING       TYPE            LENDER
------                          ----------   -----------       ----            ------
Triad I.......................   $50,000       $49,649     take-out        GMAC
Triad II......................   $26,900       $26,874     mini-perm       Key Bank
Triad III.....................   $56,300       $56,003     mini-perm       GuarantyFederal
Triad IV......................   $18,600       $11,916     construction;   Compass Bank
                                                           mini-perm
Triad V.......................   $ 9,000       $ 8,543     mini-perm       Bank of America

                       CAPITAL SENIOR LIVING CORPORATION

     During 2001, Triad V was notified by the lender of its failure to comply with certain terms of its loan agreement with the lender. The lender, however, has expressed its intention to work with the borrower and the parties have signed a term sheet to modify the original loan agreement. The lender is continuing to fund Triad V's draw requests. The Company under the terms of its management agreement is responsible for funding the operating deficits of Triad
V. If the lender and Triad V are unable to finalize a mutually agreeable forbearance agreement with respect to this loan and the lender exercises its rights under its loan agreement with Triad V, the outcome could result in the impairment of the Company's notes receivable with Triad V.

     Summary financial information regarding the financial position and results of operations of the Triad Entities as of December 31 and for the years then ended is as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Current assets..............................................  $  4,827   $  3,989
Property and equipment, net.................................   188,651    178,298
Other assets................................................     8,662      5,593
                                                              --------   --------
          Total assets......................................  $202,140   $187,880
                                                              ========   ========
Current liabilities.........................................  $ 17,374   $ 14,767
Long-term debt..............................................   208,991    176,534
Other long-term liabilities.................................        21         --
Partnership deficit.........................................   (24,246)    (3,421)
                                                              --------   --------
          Total liabilities and partnership deficit.........  $202,140   $187,880
                                                              ========   ========

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2001       2000      1999
                                                        --------   --------   -------
Net revenue...........................................  $ 17,134   $  6,814   $   945
Net loss..............................................   (23,667)   (12,003)   (4,745)

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

     The results of operations for the above acquisition are included in the Company's statement of income from the date of acquisition.

                       CAPITAL SENIOR LIVING CORPORATION

     The following pro forma consolidated results of operations, have been prepared as if the above-mentioned acquisitions had occurred on January 1 of the year preceding the acquisition, and are as follows (in thousands, except per share amounts):

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Total revenues..............................................  $72,535   $85,173
Net (loss) income...........................................     (393)    2,165
Net (loss) income per share -- basic and diluted............  $ (0.02)  $  0.11
Shares used in computing pro forma net income -- per share
  Basic.....................................................   19,717    19,717
  Diluted...................................................   19,724    19,806

     The unaudited pro forma consolidated amounts are presented for informational purposes only and do not necessarily reflect the financial position or results of operations of the Company that would have actually resulted had the acquisitions occurred on January 1 of the year preceding the acquisition.

     On February 9, 2001, the Company announced that it was terminating its merger agreement with ILM II. A tax issue disclosed in ILM II's Annual Report on Form 10-K filed on January 31, 2001 could have caused a material adverse change under the merger agreement with ILM II, and therefore put the Company in the position of having to terminate the merger agreement. The Company does not expect to incur any additional costs related to the merger agreement. The Company continues to manage the five remaining ILM II communities on a month-to-month basis pursuant to the terms of the previous management agreement between the Company and a subsidiary of ILM II. On February 28, 2002, ILM II notified the Company that it had entered into an agreement to sell the five communities and would, therefore, be terminating the management agreement effective April 1, 2002.

5.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Land........................................................  $ 17,374   $ 18,430
Land improvements...........................................       215        187
Buildings and building improvements.........................   189,012    193,746
Furniture and equipment.....................................     9,030      8,810
Automobiles.................................................       286        286
Construction in process.....................................        54         54
                                                              --------   --------
                                                               215,971    221,513
Less accumulated depreciation...............................    19,150     16,749
                                                              --------   --------
  Property and equipment, net...............................  $196,821   $204,764
                                                              ========   ========

     In 2001, the Company sold one community, two parcels of land and a house for $5.2 million, which resulted in the recognition of a gain of $2.6 million and net proceeds of $4.8 million. The two parcels of land and the house were classified as held for sale. In 2000, the Company sold two communities and a house for $4.8 million, which resulted in the recognition of a net loss of $0.4 million and net cash proceeds of

                       CAPITAL SENIOR LIVING CORPORATION

$4.5 million. These assets were held for sale at December 31, 1999. During 1999, the Company sold one of its properties for $2.7 million, net of sales commission, which resulted in the recognition of a gain of $0.7 million.

     Subsequent to December 31, 2001, HCP sold its Hearthstone community for net proceeds of $3.9 million, which resulted in the recognition of a gain of $1.8 million.

6.  ACCRUED EXPENSES

     Accrued expenses consists of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Accrued salaries, bonuses and related expenses..............  $1,530   $1,309
Accrued property taxes......................................   1,297    1,302
Other.......................................................     536      583
                                                              ------   ------
                                                              $3,363   $3,194
                                                              ======   ======

                       CAPITAL SENIOR LIVING CORPORATION

7.  NOTES PAYABLE AND LINE OF CREDIT

     Notes payable consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
WMF mortgage loan, bearing interest at 7.69%, payable in
  monthly installments of principal and interest of $48,089, maturing on January 2008, secured by a certain property
  with a net book value of $10.3 million at December 31,
  2001......................................................  $  6,004   $  6,114
WMF second mortgage loans, bearing interest at 7.08%,
  payable in monthly installments of principal and interest
  of $14,095, maturing on January 2010, secured by a certain property with a net book value of $10.3 million at
  December 31, 2001.........................................     1,877      1,912
Lehman mortgage loan, bearing interest at 8.20%, payable in
  monthly installments of principal and interest of $0.4
  million, maturing on September 2009, secured by certain
  properties with a net book value of $59.9 million at
  December 31, 2001.........................................    44,679     45,269
Insurance premium financings, bearing interest ranging from
  5.25% to 7.50%, payable in monthly installments of
  principal and interest of $0.3 million, maturing on
  various dates thru June 2002..............................     1,258      1,613
GMAC mortgage loan, bearing interest at LIBOR plus 240 basis points (4.5% and 9.2% at December 31, 2001 and 2000,
  respectively), payable in monthly installments of
  principal and interest of $0.6 million, maturing on August
  2005, secured by certain properties with a net book value
  of $117.7 million at December 31, 2001....................    99,855    101,596
Newman mortgage loan, bearing interest at LIBOR plus 550
  basis points (7.6% and 12.3% at December 31, 2001 and
  2000, respectively), principal maturing in August 2002,
  secured by certain properties with a net book value of
  $70.2 million at December 31, 2001........................    20,000     20,000
HCP mortgage loans, bearing interest at 10.8% payable in
  monthly installments of $15,000 including interest,
  maturing on 2002 secured by a certain property of HCP with
  a net book value of $2.1 million at December 31, 2001.....     1,123      4,773
                                                              --------   --------
                                                               174,796    181,277
Less current portion........................................    25,594      4,770
                                                              --------   --------
                                                              $149,202   $176,507
                                                              ========   ========

     The aggregate maturities of notes payable at December 31, 2001, are as follows (in thousands):

2002........................................................   $ 25,594
2003........................................................      3,392
2004........................................................      3,579
2005........................................................      3,775
2006........................................................      3,996
Thereafter..................................................    134,460
                                                               --------
                                                               $174,796
                                                               ========

                       CAPITAL SENIOR LIVING CORPORATION

     In August 2000, in connection with the Company's merger with ILM I and the acquisition of ILM II's interest in the Villa Santa Barbara property the Company borrowed $102.0 million from GMAC and $20.0 million from Newman. The Company also refinanced three of its existing communities in conjunction with the merger and repaid approximately $25.8 million of a $34.0 million line of credit with Bank One Texas, N.A., as agent, resulting in an amended loan facility of up to $9.0 million. The line of credit was subsequently amended to extend the maturity date to July 2003 and to modify certain loan covenant requirements. Under the terms of the line of credit, interest is due monthly and the principal is due at the end of the term of the credit agreement. Borrowings under the line of credit are secured by one senior living community with a net book value of $7.7 million at December 31, 2001, and bear interest at the prime rate or LIBOR plus 2.25% (4.34% and 8.96% at December 31, 2001 and 2000, respectively). The amount outstanding under the line of credit was $7.6 million at December 31, 2001 and 2000.

     In connection with obtaining these notes and line of credit, the Company incurred $3.7 million and $0.7 million in fiscal 2000 and 1999, respectively, in financing charges that were deferred and amortized over the life of the line of credit. Accumulated amortization was $1.4 million and $0.7 million at December 31, 2001 and 2000, respectively.

     Under the line of credit, the Company must maintain certain levels of tangible net worth and comply with other restrictive covenants. The Company was in compliance with its debt covenants at December 31, 2001 and 2000.

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

     Net income (loss) of HCP is generally allocated 98% to the limited partners and 2% to the general partner. The net income of HCP from the disposition of a property is allocated: (i) to partners with deficit capital accounts on a pro rata basis; (ii) to limited partners until they have been paid an amount equal to the amount of their adjusted investment (as defined); (iii) to the limited partners until they have been allocated income equal to their 12% Liquidation Preference; and (iv) thereafter, 80% to the limited partners and 20% to the general partner. The net loss of HCP from the disposition of a property is allocated: (i) to partners with positive capital accounts on a pro rata basis and (ii) thereafter, 98% to the limited partners and 2% to the general partner. Distributions of available cash flow are generally distributed 98% to the limited partners and 2% to the general partner, until the limited partners have received an annual preferential distribution, as defined. Thereafter, available cash flow is distributed 90% to the limited partners and 10% to the general partner. HCP made distributions of $7.6 million and $4.0 million to minority partners in 2001 and 2000, respectively.

9.  STOCK OPTIONS

     The Company adopted a stock option plan during 1997, providing for the grant of incentive and nonqualified stock options to employees and directors. This plan was amended during fiscal 2000 to increase the number of options available for grant under the plan from 1.6 million to 2.0 million shares and
2.0 million shares of common stock are reserved for future issuance. The option exercise price and vesting provisions of such options are fixed when the option is granted. The options expire four to ten years from the date of grant and vest from zero to five years. The option exercise price is the fair market value of a share of common stock on the date the option is granted.

                       CAPITAL SENIOR LIVING CORPORATION

     A summary of the Company's stock option activity, and related information for the years ended December 31, 2001, 2000 and 1999 is presented below:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                               SHARES     EXERCISE PRICE
                                                              ---------   --------------
Outstanding at January 1, 1999..............................    699,500        10.13
  Granted...................................................    874,500         3.63
  Exercised.................................................         --           --
  Forfeited.................................................     76,000         7.81
  Expired...................................................         --           --
                                                              ---------       ------
Outstanding at December 31, 1999............................  1,498,000        10.13
  Granted...................................................    358,997         3.63
  Exercised.................................................         --           --
  Forfeited.................................................    132,462         7.81
  Expired...................................................         --           --
                                                              ---------       ------
Outstanding at December 31, 2000............................  1,724,535       $ 8.95
  Granted...................................................    581,800         1.80
  Exercised.................................................         --           --
  Forfeited.................................................    713,940        12.25
  Expired...................................................         --           --
                                                              ---------       ------
Outstanding at December 31, 2001............................  1,592,395       $ 4.86
                                                              =========       ======
Exercisable at December 31, 2001............................    739,886       $ 5.90
                                                              =========       ======
Exercisable at December 31, 2000............................    796,212       $10.83
                                                              =========       ======
Exercisable at December 31, 1999............................    421,780       $13.42
                                                              =========       ======

     The weighted average remaining contractual life of the options at December 31, 2001, 2000 and 1999, is approximately 8.0, 8.4 and 8.8 years, respectively. Options outstanding, as of December 31, 2001, are exercisable at prices ranging from $1.80 to $13.50. Unoptioned shares available for the granting of options at December 31, 2001, 2000 and 1999 were 407,605, 275,000 and 502,000, respectively.

     In January 2001, certain employees of the Company elected to forfeit 640,500 options originally priced between $10.19 and $13.50. These options were added back to the pool of options available to grant in January 2001.

     During 1999, the Company recorded compensation expense of $0.2 million relating to 52,500 options held by a former officer of the Company that became vested in conjunction with his change in employee status. These options are included in the table above.

     The average daily price of the stock during 2001, 2000 and 1999 was $2.06, $3.09, and $8.94, respectively, per share.

     Pro forma information regarding net income per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2001, 2000 and 1999, respectively: risk free interest rate of 6.5, 6.5 and 6.5 percent; dividend yields of zero percent for all years; expected lives of seven and one-half years for all years; and

                       CAPITAL SENIOR LIVING CORPORATION
volatility factors of the expected market price of the Company's common stock of 62.8, 60.6, and 58.4 percent. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods.

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Net income
  As reported..............................................  $2,756   $1,239   $4,838
  Pro forma................................................   2,098       45    3,428
Net income per share -- basic
  As reported..............................................  $ 0.14   $ 0.06   $ 0.25
  Pro forma................................................    0.11     0.00     0.17
Net income per share -- diluted
  As reported..............................................    0.14     0.06     0.24
  Pro forma................................................    0.11     0.00     0.17

10.  INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2001     2000     1999
                                                              -------   -----   -------
Current:
  Federal...................................................  $1,755    $347    $2,523
  State.....................................................     346      70       499
Deferred:
  Federal...................................................    (192)    289      (174)
  State.....................................................     (38)     57       144
                                                              ------    ----    ------
                                                              $1,871    $763    $2,992
                                                              ======    ====    ======

     The provision for income taxes differed from the amounts computed by applying the U.S. federal income tax rate to income before provision for income taxes as a result of the following (in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2001     2000     1999
                                                              -------   -----   -------
Tax expense at federal statutory rates......................  $1,623    $681    $2,662
State income tax expense, net of federal benefit............     200      83       326
Other.......................................................      48      (1)        4
                                                              ------    ----    ------
                                                              $1,871    $763    $2,992
                                                              ======    ====    ======

                       CAPITAL SENIOR LIVING CORPORATION

     A summary of the Company's deferred tax assets and liabilities, are as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Deferred tax assets:
  Tax basis in excess of book basis on assets acquired......  $  8,774   $  9,177
     Other..................................................     3,204      2,874
                                                              --------   --------
          Total deferred tax assets.........................    11,978     12,051
Deferred tax liabilities....................................     1,668      1,971
                                                              --------   --------
          Total deferred tax assets, net....................  $ 10,310   $ 10,080
                                                              ========   ========

11.  EMPLOYEE BENEFIT PLANS

     Effective January 1, 1999, the Company adopted a 401(k) salary deferral plan (the "Plan"). Contributions to the Plan are in the form of employee salary deferrals, which are subject to employer matching contributions of up to 2% of the employee's annual salary. All employees of the Company meeting minimum service and age requirements are eligible to participate in the Plan. The Company incurred administrative expenses related to the Plan of $14,500, $13,000 and $0 in 2001, 2000 and 1999, respectively. Matching contributions of $0.2 million, $0.2 million and $0.1 million were contributed to the Plan in 2001, 2000 and 1999, respectively.

12.  RELATED PARTY TRANSACTIONS

     A former officer, director and significant shareholder of the Company is chairman of the board of a bank where the Company holds the majority of its operating cash accounts.

13.  CONTINGENCIES

     On or about October 23, 1998, Robert Lewis filed a putative class action complaint on behalf of certain holders of assignee interests (the "Assignee Interests") in NHP in the Delaware Court of Chancery, Civil Action No. 16725 (the "Delaware Action") against NHP, the general partner of NHP ("General Partner"), the Company and Capital Senior Living Properties 2-NHPCT, Inc. (collectively, the "Defendants"). Mr. Lewis purchased ninety Assignee Interests in NHP in February 1993 for $180. The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the NHP Partnership Agreement in connection with the sale of four properties by NHP to Capital Senior Living Properties 2-NHPCT, Inc in September 1998 (the "1998 Transaction"). The complaint seeks, among other relief, rescission of the 1998 Transaction and unspecified damages. On July 9, 1999, the Defendants filed a motion to dismiss the case. Subsequently, the plaintiff amended his complaint adding allegations challenging the terms of the sale in December 2001 of the Amberleigh retirement facility to BRE/CSL.

     On January 31, 2002, the parties to the Delaware Action entered into a Memorandum of Understanding providing for the settlement of the Delaware Action subject to certain terms and conditions, including the filing of an amended complaint and receipt of the approval of the Court of Chancery. The proposed settlement contemplates the creation of a settlement fund in the amount of approximately $0.8 million, of which NHP will contribute $0.3 million, the amount of the deductible of NHP's directors and officers' liability insurance policy at the time the Delaware Action was filed (the "D&O Policy"). Virtually all of the balance of the settlement fund will be contributed by the various insurance brokers and agents, and their insurers, in connection with the resolution of certain claims for coverage under the D&O Policy. The settlement contribution of the Company and its affiliates will be $43,000. If approved by the Court of Chancery, the

                       CAPITAL SENIOR LIVING CORPORATION
settlement fund, less any award of attorney's fees for plaintiff's counsel approved by the court, will be distributed to a class of Assignee Holders of NHP.

     On December 6, 2001, Leonard Kalmenson filed a motion to intervene in the Delaware Action on the behalf of a putative class of holders of Pension Notes in the event the Court of Chancery determines that the claims asserted in the Delaware Action are derivative in nature. The Complaint in Intervention filed by Mr. Kalmenson names as defendants the Defendants in the Delaware Action as well as Retirement Associates, Inc., the sole stockholder and General Partner, and various current and former directors of the General Partner. The Complaint in Intervention essentially alleges, among other things, a variety of claims challenging the 1998 Transaction and a claim for breach of contract relating to the failure of NHP to pay the full amount of principal and interest owed on the Pension Notes on their maturity date. NHP and the Company believe that the allegations asserted by Mr. Kalmenson are without merit and that his motion to intervene is moot in view of the proposed settlement of the Delaware Action. The Company is unable at this time to estimate any liability related to this claim, if any.

     On January 16, 2002, the Company filed a claim with the American Arbitration Association seeking reimbursement of certain health care expenses, as well as severance compensation from Buckner Retirement Services, Inc. pursuant to a management agreement between the parties. Buckner has filed an answer and a counterclaim in this arbitration and proceedings are continuing.

     The Company has other pending claims incurred in the normal course of business, that, in the opinion of management, based on the advice of legal counsel, will not have a material effect on the financial statements of the Company.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and fair values of financial instruments at December 31, 2001 and 2000 are as follows (in thousands):

                                                     2001                   2000
                                              -------------------   ---------------------
                                              CARRYING   CARRYING   CARRYING
                                               AMOUNT     AMOUNT     AMOUNT    FAIR VALUE
                                              --------   --------   --------   ----------
Cash and cash equivalents...................  $  9,975   $  9,975   $22,875     $22,875
Restricted cash.............................     2,100      2,100     1,100       1,100
Notes receivable............................    59,020     59,020    43,958      43,958
Line of credit..............................     7,553      7,553     7,553       7,553
Notes payable...............................   174,796    174,796   181,277     181,277

     The following methods and assumptions were used in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents and restricted cash: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate fair value.

     Notes receivable: The Company evaluates the carrying value of notes receivable by comparing the discounted cash flows expected from the operations of the communities to the carrying value of the notes receivable. These cash flow models consider lease-up rates, expected operating costs, debt service requirements and various other factors.

     Line of credit and notes payable: The fair value of notes payable is estimated using discounted cash flow analysis, based on current incremental borrowing rates for similar types of borrowing arrangements.

                       CAPITAL SENIOR LIVING CORPORATION

15.  INVESTMENTS IN LIMITED PARTNERSHIPS

     The investments in limited partnerships balance consists of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
NHP pension notes...........................................  $5,774   $6,348
NHP limited partnership interests...........................       2        2
Triad I limited partner interest............................      --      158
Triad II limited partner interest...........................      --        4
Triad III limited partner interest..........................      --        7
Triad IV limited partner interest...........................      --        7
BRE/CSL limited partnership interest........................   1,825       --
                                                              ------   ------
                                                              $7,601   $6,526
                                                              ======   ======

  BRE/CSL

     During the fourth quarter of 2001, the Company formed a joint venture ("BRE/CSL") with Blackstone Real Estate Advisors ("Blackstone"), which will seek to acquire in excess of $200 million of senior housing properties. The venture is owned 90% by Blackstone and 10% by the Company. The Company will manage the communities owned by the joint venture under long-term management contracts. On December 31, 2001, the joint venture acquired its first property, The Amberleigh at Woodside Farms, a 394 resident capacity independent living facility, from NHP. In connection with the acquisition by BRE/CSL, the Company contributed $1.8 million to the venture. In addition, the Company has entered into a contribution agreement to contribute four of its senior living communities to the joint venture. The Company accounts for its investment in this joint venture under the equity method of accounting.

  HCP

     HCP is consolidated in the accompanying consolidated financial statements. At December 31, 2001, 2000 and 1999, the Company owned approximately 57% of HCP's limited partner units.

  NHP

     The NHP Notes bear simple interest at 13% per annum and matured on December 31, 2001. Interest is paid quarterly at a rate of 7%, with the remaining 6% interest deferred. In the fourth quarter of fiscal 1999, the Company reevaluated the assumptions related to its investment in the NHP Notes, and as a result reduced the income expected to be earned from the NHP Notes. This change in estimate resulted in a $1.2 million reduction in interest income in the fourth quarter of 1999. During the fourth quarter of 2001, the Company reevaluated its assumptions related to the NHP Notes, and as a result reduced interest income in the fourth quarter by $0.5 million. At December 31, 2001, the Company's effective interest rate on the NHP Notes was 16.7%. Subsequent to December 31, 2001, NHP distributed its available cash and proceeds from the sale of its community in Buffalo, New York to the NHP note holders. The Company received $5.6 million of this distribution. NHP has been dissolved and is currently being liquidated.

     During 1999, the Company paid $378 increasing the ownership of limited partnership units in NHP to 4.8%. In addition, the Company invested $13,500 in NHP Notes, during 1999, bringing the Company's ownership of NHP Notes to 33.1%. The Company classifies its investment in NHP Notes as held to maturity. HCP and NHP are subject to the reporting obligations of the Securities and Exchange Commission.

                       CAPITAL SENIOR LIVING CORPORATION

16.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The components of the allowance for doubtful accounts and notes receivable are as follows (in thousands):

                                                                 DECEMBER 31,
                                                         ----------------------------
                                                          2001      2000       1999
                                                         -------   -------   --------
Balance at beginning of year...........................  $ 3,509   $ 3,044   $    801
  Provision for bad debts..............................      967     4,318     15,896
  Write-offs and other.................................   (2,741)   (4,271)   (14,353)
  Recoveries...........................................       --       418        700
                                                         -------   -------   --------
Balance at end of year.................................  $ 1,735   $ 3,509   $  3,044
                                                         =======   =======   ========

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

17.  LEASES

     The Company leases its corporate headquarters under an operating lease expiring in 2002. Additionally, the senior living communities have entered into various contracts for services for duration of 5 years or less and are on a fee basis as services are rendered. Rent expense under these leases was $0.5 million, $0.6 million and $0.3 million for 2001, 2000 and 1999, respectively. Future commitments are as follows (in thousands):

2002........................................................   $410
2003........................................................    121
2004........................................................    103
2005........................................................     59
2006........................................................     23
Thereafter..................................................     --
                                                               ----
                                                               $716
                                                               ====

     HCP leases its property and equipment to tenants under noncancelable operating leases. The lease terms expire in 2006 with options to renew for additional five-year terms and options to purchase the leased property at the current fair market value at the end of the initial lease term. The leases generally provide for contingent rentals based on the performance of the property. Contingent rentals aggregated $0.2 million, $0.1 million and $0.3 million in 2001, 2000 and 1999, respectively.

     Minimum rentals for the HCP leases are $37,000 in 2002. There are no minimum rentals thereafter as the properties were sold in the first quarter of fiscal 2002. Property and improvements less accumulated

                       CAPITAL SENIOR LIVING CORPORATION
depreciation attributable to such rentals amounted to $1.2 million and $6.5 million at December 31, 2001 and 2000, respectively.

18.  SUBSEQUENT EVENTS

     On January 1, 2002, HCP sold its Hearthstone facility for net proceeds of $2.6 million after the payment of settlement costs, resulting in a gain of $1.8 million. On February 28, 2002, HCP sold its Trinity Hills facility for net proceeds of $1.7 million after the payment of settlement costs, resulting in a gain of $0.5 million.

     On January 31, 2002 the Company granted options to certain employees, to purchase 58,000 shares of the Company's common stock at an exercise price of $4.14.

     The Company issued 396 and 2,100 shares of common stock on February 12, 2002 and on March 5, 2002, respectively, pursuant to the exercise of stock options by certain employees of the Company.

     On February 28, 2002, ILM II notified the Company that it had entered into an agreement to sell the five communities managed by the Company and would, therefore, be terminating the management agreement effective April 1, 2002.

     On March 1, 2002, LCOR notified the Company of its intent to terminate the LCOR Management Agreements, effective May 31, 2002, as a result of the Company not funding certain alleged operating deficits, which the Company could optionally fund under the LCOR Management Agreements. The Company has notified LCOR that the Company believes this termination was without cause.

                               INDEX TO EXHIBITS

     The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
   *3.1     --   Amended and Restated Certificate of Incorporation of the
                 Registrant
 (i)3.1.1   --   Amendment to Amended and Restated Certificate of
                 Incorporation of the Registrant (Exhibit 3.1)
   *3.2     --   Amended and Restated Bylaws of the Registrant
 (i)3.2.1   --   Amendments to Amended and Restated Bylaws of the Registrant
                 (Exhibit 3.2)
  *10.1     --   Asset Purchase Agreement, dated as of July 8, 1997, by and between Capital Senior Living Communities, L.P. and Capital
                 Senior Living Corporation
  *10.2     --   Contribution Agreement, dated as of August 1, 1997, by and among Capital Senior Living Corporation, Jeffrey L. Beck,
                 James A. Stroud, Senior Living Trust, and Lawrence A. Cohen
  *10.3     --   Stock Purchase and Stockholders' Agreement, dated as of
                 November 1, 1996, by and among Capital Senior Living
                 Corporation, Jeffrey L. Beck, Senior Living Trust, and
                 Lawrence Cohen
  *10.4     --   Amended and Restated Exchange Agreement, dated as of June
                 30, 1997, by and between Lawrence A. Cohen and Jeffrey L.
                 Beck
  *10.5     --   Amended and Restated Exchange Agreement, dated as of June
                 30, 1997, by and among Lawrence A. Cohen and James A. Stroud
(m)10.6     --   1997 Omnibus Stock and Incentive Plan for Capital Senior
                 Living Corporation, as amended (Exhibit 4.1)
(m)10.6.1   --   Form of Stock Option Agreement (Exhibit 4.2)
  *10.7     --   Senior Living Agreement, by and between Capital Senior
                 Living, Inc. and New World Development (China) Limited
  *10.8     --   Amended and Restated Loan Agreement, dated as of June 30,
                 1997, by and between Lehman Brothers Holdings Inc., d/b/a/
                 Lehman Capital, A Division of Lehman Brothers Holdings Inc.,
                 and Capital Senior Living Communities, L.P.
  *10.9     --   Amended and Restated Employment Agreement, dated as of May
                 7, 1997, by and between Capital Senior Living, Inc. and
                 Jeffrey L. Beck
  *10.10    --   Amended and Restated Employment Agreement, dated as of May
                 7, 1997, by and between Capital Senior Living, Inc. and
                 James A. Stroud
  *10.11    --   Employment Agreement, dated as of November 1, 1996, by and between Capital Senior Living Corporation and Lawrence A.
                 Cohen
  *10.12    --   Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and David R. Brickman
  *10.13    --   Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and Keith N. Johannessen
  *10.14    --   Engagement Letter, dated as of June 30, 1997, by and between
                 Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A
                 Division of Lehman Brothers Holdings Inc. and Capital Senior
                 Living Corporation
  *10.15    --   Lease Agreement, dated as of June 1, 1997, by and between
                 G&L Gardens, LLC, as lessor, and Capital Senior Management
                 1, Inc., as lessee
  *10.16    --   Pre-Opening Consulting Agreement, dated as of June 16, 1997, by and between The Emmaus Calling, Inc., as owner, and
                 Capital Senior Management 1, Inc., as consultant
  *10.17    --   Management Agreement, dated as of February 1, 1995, by and between Capital Senior Living Communities, L.P., as owner, and Capital Senior Living, Inc., as manager, Regarding
                 Canton Regency Retirement Community, in Canton, Ohio

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
  *10.18    --   Management Agreement, dated as of February 1, 1995, by and between Capital Senior Living Communities, L.P., as owner, and Capital Senior Living, Inc., as manager, Regarding
                 Cottonwood Village, in Cottonwood, Arizona
  *10.19    --   Management Agreement, dated as of February 1, 1995, by and between Capital Senior Living Communities, L.P., as owner, and Capital Senior Living, Inc., as manager, Regarding The
                 Harrison At Eagle Valley, in Indianapolis, Indiana
  *10.20    --   Management Agreement, dated as of February 1, 1995, by and between Capital Senior Living Communities, L.P., as owner
                 and Capital Senior Living, Inc., as manager, Regarding Towne
                 Centre, in Merrillville, Indiana
  *10.21    --   Management Agreement, dated as of August 1, 1996, by and
                 between Capital Senior Living, Inc., as manager, and
                 Cambridge Nursing Home Limited Liability Company, as lessee
  *10.22    --   Management Agreement, dated as of April 1, 1996, by and
                 between Buckner Retirement Services, Inc. and Capital Senior
                 Management 1, Inc.
  *10.23    --   Management Agreement, dated as of May 23, 1997, by and
                 between The Emmaus Calling, Inc., as owner, and Capital
                 Senior Management 1, Inc., as manager
  *10.24    --   Property Management Agreement, dated as of February 1, 1995, by and between NHP Retirement Housing Partners I Limited
                 Partnership, as owner, and Capital Senior Living, Inc., as agent
  *10.25    --   Management Agreement, dated as of April 1, 1997, by and
                 between Buckner Retirement Services, Inc. and Capital Senior
                 Management 1, Inc.
  *10.26    --   Management Agreement, dated as of November 30, 1992, by and between Capital Realty Group Senior Housing, Inc. d/b/a
                 Capital Senior Living, Inc., as manager, and Jacques-Miller
                 Healthcare Properties, L.P., as owner
  *10.27    --   Management Agreement, dated as of July 29, 1996, by and
                 between ILM I Lease Corporation, as owner, and Capital
                 Senior Management 2, Inc., as manager, and Capital Senior
                 Living, Inc., as guarantor
  *10.28    --   Management Agreement, dated as of July 29, 1996, by and
                 between ILM II Lease Corporation, as owner, and Capital
                 Senior Management 2, Inc., as manager, and Capital Senior
                 Living, Inc., as guarantor
  *10.29    --   Development Agreement, by and between Capital Senior
                 Development, Inc., as developer, and Tri Point Communities,
                 L.P., as owner
  *10.30    --   Development and Turnkey Services Agreement, dated as of
                 September 1, 1997, by and between Capital Senior Development
                 Corporation and Tri-Point Communities, L.P.
  *10.31    --   Management Agreement, by and between Tri Point Communities,
                 L.P., as owner, and Capital Senior Living, Inc.
(a)10.32    --   Amended and Restated Loan Agreement, dated as of December
                 10, 1997, by and between Bank One, Texas, N.A. and Capital
                 Senior Living Properties, Inc.
(a)10.33    --   Alliance Agreement, dated as of December 10, 1997, by and
                 between LCOR Incorporated and Capital Senior Living
                 Corporation
(a)10.34    --   Development Agreement, dated as of December 10, 1997, by and between Capital Senior Development, Inc. and Tri Point
                 Communities, L.P., regarding senior living community in San
                 Antonio, Texas
(a)10.35    --   Development Agreement, dated as of February 3, 1998, by and between Capital Senior Development, Inc. and Tri Point
                 Communities, L.P., regarding senior living community in
                 Shreveport, Louisiana
(a)10.36    --   Management Agreement, dated as of December 23, 1997, by and between Tri Point Communities, L.P. and Capital Senior
                 Living, Inc., regarding senior living community in San
                 Antonio, Texas

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
(a)10.37    --   Management Agreement, dated as of February 3, 1998, by and between Tri Point Communities, L.P. and Capital Senior
                 Living, Inc., regarding senior living community in
                 Shreveport, Louisiana
(b)10.38    --   Draw Promissory Note, dated April 1, 1998, of Triad Senior
                 Living I, L.P. in favor of Capital Senior Living Properties,
                 Inc.
(c)10.39    --   Draw Promissory Note, dated September 24, 1998, of Triad
                 Senior Living II, L.P., in favor of Capital Senior Living
                 Properties, Inc.
(d)10.40    --   Asset Purchase Agreement, dated as of July 24, 1998, by and between Capital Senior Living Properties, Inc. and NHP
                 Retirement Housing Partners I Limited Partnership
(d)10.41    --   Assignment and Amendment to Asset Purchase Agreement,
                 effective as of September 29, 1998, by and among NHP
                 Retirement Housing Partners I Limited Partnership, Capital
                 Senior Living Properties, Inc., and Capital Senior Living
                 Properties 2-NHPCT, Inc.
(d)10.42    --   Loan Agreement, dated as of September 30, 1998, by and
                 between Capital Senior Living Properties 2-NHPCT, Inc. and
                 Lehman Brothers Holdings Inc. d/b/a Lehman Capital, a
                 division of Lehman Brothers Holdings Inc.
(e)10.43    --   Asset Purchase Agreement, dated as of July 28, 1998, by and between Capital Senior Living Properties, Inc. and Gramercy
                 Hill Enterprises
(e)10.44    --   Asset Purchase Agreement, dated as of July 28, 1998, by and between Capital Senior Living Properties, Inc. and Tesson
                 Heights Enterprises
(e)10.45    --   Assumption and Release Agreement, effective as of October
                 28, 1998, among Gramercy Hill Enterprises, Andrew C. Jacobs,
                 Capital Senior Living Properties 2-Gramercy, Inc., Capital
                 Senior Living Corporation and Fannie Mae
(e)10.46    --   Multifamily Note, dated December 4, 1997, of Gramercy Hill
                 Enterprises in favor of Washington Mortgage Financial Group,
                 Ltd.
(e)10.47    --   Multifamily Deed of Trust, dated December 4, 1997, among
                 Gramercy Hill Enterprises, Ticor Title Insurance Company and
                 Washington Mortgage Financial Group, Inc.
(e)10.48    --   Multifamily Note, dated October 28, 1998, of Capital Senior
                 Living Properties 2-Gramercy, Inc. in favor of WMF
                 Washington Mortgage Corp.
(e)10.49    --   Multifamily Deed of Trust, Assignment of Rents and Security
                 Agreement, dated October 28, 1998, among Capital Senior
                 Living Properties 2-Gramercy, Inc., Chicago Title Insurance
                 Company and WMF Washington Mortgage Corp.
(f)10.50    --   Employment Agreement, dated as of December 10, 1996, by and between Capital Senior Living, Inc. and Rob L. Goodpaster
(f)10.51    --   Draw Promissory Note dated November 1, 1998 of Triad Senior
                 Living III, L.P., in favor of Capital Senior Living
                 Properties, Inc. (Exhibit 10.51)
(f)10.52    --   Draw Promissory Note dated December 30, 1998 of Triad Senior
                 Living IV, L.P., in favor of Capital Senior Living
                 Properties, Inc.
(f)10.53    --   Form of Development and Turnkey Services Agreement by and
                 between Capital Senior Development, Inc. and applicable
                 Triad Entity
(f)10.54    --   Form of Development Agreement by and between Capital Senior
                 Development, Inc. and applicable Triad Entity
(f)10.55    --   Form of Management Agreement by and between Capital Senior
                 Living, Inc. and applicable Triad Entity
(f)10.56    --   Agreement of Limited Partnership of Triad Senior Living I,
                 L.P. dated April 1, 1998
(f)10.57    --   Agreement of Limited Partnership of Triad Senior Living II,
                 L.P. dated September 23, 1998
(f)10.58    --   Agreement of Limited Partnership of Triad Senior Living III,
                 L.P. dated November 10, 1998
(f)10.59    --   Agreement of Limited Partnership of Triad Senior Living IV,
                 L.P. dated December 22, 1998
(g)10.60    --   1999 Amended and Restated Loan Agreement, dated as of April
                 8, 1999, by and among Capital Senior Living Properties,
                 Inc., Bank One, Texas, N.A. and the other Lenders signatory thereto

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
(g)10.61    --   Amended and Restated Draw Promissory note, dated March 31,
                 1999, of Triad Senior Living I, L.P., in favor of Capital
                 Senior Living Properties, Inc.
(g)10.62    --   Amended and Restated Draw Promissory Note (Fairfield), dated
                 January 15, 1999, of Triad Senior Living II, L.P., in favor of Capital Senior Living Properties, Inc.
(g)10.63    --   Amended and Restated Draw Promissory Note (Baton Rouge),
                 dated January 15, 1999, of Triad Senior Living II, L.P., in favor of Capital Senior Living Properties, Inc.
(g)10.64    --   Amended and Restated Draw Promissory Note (Oklahoma City),
                 dated January 15, 1999, of Triad Senior Living II, L.P., in favor of Capital Senior Living Properties, Inc.
(h)10.65    --   Amended and Restated Draw Promissory Note dated June 30,
                 1999 of Triad Senior Living I, L.P. in favor of Capital
                 Senior Living Properties, Inc.
(h)10.66    --   Amended and Restated Draw Promissory Note (Plano, Texas)
                 dated January 15, 1999 of Triad Senior Living II, L.P. in
                 favor of Capital Senior Living Properties, Inc.
(h)10.67    --   Letter Agreement dated July 28, 1999 among the Company and
                 ILM Senior Living, Inc. and ILM II Senior Living, Inc.
(i)10.68    --   Draw Promissory Note dated July 1, 1999 of Triad Senior
                 Living V, L.P. in favor of Capital Senior Living Properties,
                 Inc.
(i)10.69    --   First Amendment to Amended and Restated Employment Agreement
                 of James A. Stroud, dated March 22, 1999, by and between
                 James A. Stroud and Capital Senior Living Corporation
(i)10.70    --   Second Amendment to Amended and Restated Employment
                 Agreement of James A. Stroud, dated May 31, 1999, by and
                 between James A. Stroud and Capital Senior Living
                 Corporation
(i)10.71    --   Employment Agreement, dated May 26, 1999, by and between
                 Lawrence A. Cohen and Capital Senior Living Corporation
(j)10.72    --   Agreement and Plan of Merger, dated February 7, 1999, by and among Capital Senior Living Corporation, Capital Senior
                 Living Acquisition, LLC, Capital Senior Living Trust I and
                 ILM Senior Living, Inc.
(k)10.73    --   Agreement and Plan of Merger, dated February 7, 1999, by and among Capital Senior Living Corporation, Capital Senior
                 Living Acquisition, LLC, Capital Senior Living Trust I and
                 ILM II Senior Living, Inc.
(l)10.74    --   Amended and Restated Agreement and Plan of Merger, dated
                 October 19, 1999, by and among Capital Senior Living
                 Corporation, Capital Senior Living Acquisition, LLC and ILM
                 Senior Living, Inc.
(m)10.75    --   Amended and Restated Agreement and Plan of Merger, dated
                 October 19, 1999, by and among Capital Senior Living
                 Corporation, Capital Senior Living Acquisition, LLC and ILM
                 II Senior Living, Inc.
(o)10.76    --   Employment Agreement, dated May 25, 1999, by and between
                 Ralph A. Beattie and Capital Senior Living Corporation
(o)10.77    --   Consulting/Severance Agreement, dated May 20, 1999, by and between Jeffrey L. Beck and Capital Senior Living
                 Corporation (Exhibit 10.77)
(o)10.78    --   Second Amended and Restated Agreement of Limited Partnership
                 of Triad Senior Living I, L.P.
(p)10.79    --   Form of GMAC Loan Agreement, Promissory Note and Exceptions
                 to Nonrecourse Guaranty
(p)10.80    --   Newman Pool B Loan Agreement, Promissory Note and Guaranty
(p)10.81    --   Newman Pool C Loan Agreement, Promissory Note and Guaranty
(p)10.82    --   First Amendment to Triad II Partnership Agreement
(p)10.83    --   Second Modification Agreement to the Bank One Loan Agreement
(p)10.84    --   Assignment of Note, Liens and Other Loan Documents between
                 Fleet National Bank and CSLI
(q)10.85    --   Second Amendment to Amended and Restated Agreement and Plan
                 of Merger, dated November 28, 2000

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
(q)10.86    --   First Amendment to Agreement, dated November 28, 2000
(r)10.87    --   Assignment of Partnership Interest, dated as of October 1,
                 2000, by and between Capital Senior Living Properties, Inc., a Texas corporation, and Triad Senior Living, Inc., a Texas limited partnership
(r)10.88    --   Assignment of Partnership Interest, dated as of October 1,
                 2000, by and between Capital Senior Living Properties, Inc., a Texas corporation, and Triad Senior Living II, L.P., a
                 Texas limited partnership
(r)10.89    --   Assignment of Partnership Interest, dated as of October 1,
                 2000, by and between Capital Senior Living Properties, Inc., a Texas corporation, and Triad Senior Living III, L.P., a
                 Texas limited partnership
(r)10.90    --   Assignment of Partnership Interest, dated as of October 1,
                 2000, by and between Capital Senior Living Properties, Inc., a Texas corporation, and Triad Senior Living IV, L.P., a
                 Texas limited partnership
(r)10.91    --   Assignment of Partnership Interest, dated as of October 1,
                 2000, by and between Capital Senior Living Properties, Inc., a Texas corporation, and Triad Senior Living V, L.P., a
                 Texas limited partnership
(s)10.92    --   BRE/CSL LLC Agreement
(s)10.93    --   BRE/ CSL Management Agreement (Amberleigh)
(s)10.94    --   Third Modification Agreement to the Bank One Loan Agreement
(s)10.95    --   Fourth Modification Agreement to the Bank One Loan Agreement
(s)10.96    --   Third Amendment to Amended and Restated Employment Agreement
                 of James A. Stroud, dated May 31, 1999, by and between James
                 A. Stroud and Capital Senior Living Corporation
(s)21.1     --   Subsidiaries of the Company
(s)23.1     --   Consent of Ernst & Young LLP
(s)23.2     --   Consent of KPMG LLP

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

(r) Incorporated by reference to the exhibit shown in parenthesis from the Company's Annual Report on Form 10-K, dated March 20, 2001, filed by the Company with the Securities and Exchange Commission.

(s)  Filed herewith.