Form 10-Q
period 2002-03-31
CAPITAL SENIOR LIVING CORP
filed 2002-05-15
CIK 1043000

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      Quarterly Report pursuant to Section 13
         or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2002

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

As of May 13, 2001, the Registrant had outstanding 19,719,843 shares of its Common Stock, $.01 par value.

                        CAPITAL SENIOR LIVING CORPORATION

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------

Part I.  Financial Information

         Item 1.      Financial Statements

                      Consolidated Balance Sheets -  -
                      March 31, 2002 and December 31, 2001                  3

                      Consolidated Statements of Income -  -
                      Three Months Ended March 31, 2002 and 2001            4

                      Consolidated Statements of Cash Flows  -   -
                      Three Months Ended March 31, 2002 and 2001            5

                      Notes to Consolidated Financial Statements            6

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  11

         Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                          18

Part II. Other Information

         Item 1.      Legal Proceedings                                    19

         Item 6.      Exhibits and Reports on Form 8-K                     20


Signature

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                                       CAPITAL SENIOR LIVING CORPORATION
                                           CONSOLIDATED BALANCE SHEETS
                                                 (in thousands)



                                                                                        March 31,          December 31,
                                                                                           2002                2001
                                                                                   ----------------     ----------------
                                       ASSETS                                           (Unaudited)          (Audited)
    Current assets:
          Cash and cash equivalents...........................................          $    12,323       $     9,975
          Restricted cash.....................................................                2,100             2,100
          Accounts receivable, net............................................                3,337             1,438
          Accounts receivable from affiliates.................................                  921               366
          Interest receivable.................................................                7,323             6,072
          Investment in limited partnership...................................                  222             5,774
          Federal and state income taxes receivable...........................                  268             1,145
          Deferred taxes......................................................                2,770             2,770
          Prepaid expenses and other..........................................                  369             1,218
                                                                                        -----------       -----------
                Total current assets..........................................               29,633            30,858
    Property and equipment, net...............................................              193,288           196,821
    Deferred taxes............................................................                7,440             7,540
    Notes receivable from affiliates..........................................               64,107            59,020
    Investments in limited partnerships.......................................                1,856             1,827
    Assets held for sale......................................................                4,924             4,924
    Other assets..............................................................                5,991             7,092
                                                                                        -----------       -----------
                Total assets..................................................          $   307,239       $   308,082
                                                                                        ===========       ===========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
          Accounts payable....................................................          $     3,703       $     3,040
          Accrued expenses....................................................                3,470             3,363
          Current portion of notes payable....................................               23,643            25,594
          Customer deposits...................................................                1,101             1,144
                                                                                        -----------       -----------
                Total current liabilities.....................................               31,917            33,141
    Deferred income...........................................................                  535               507
    Deferred income from affiliates...........................................                1,628             1,750
    Notes payable, net of current portion.....................................              148,248           149,202
    Line of credit............................................................                7,553             7,553
    Minority interest in consolidated partnership.............................                1,997             2,385
    Commitments and contingencies
    Shareholders' equity:
          Preferred stock, $.01 par value:
                Authorized shares 15,000,000; no shares issued or outstanding.                   --                --
          Common stock, $.01 par value:
                Authorized shares 65,000,000; issued and outstanding
                19,719,843 and 19,717,347 at March 31, 2002 and
                December 31, 2001, respectively...............................                  197               197
          Additional paid-in capital..........................................               91,941            91,935
          Retained earnings...................................................               23,223            21,412
                                                                                        -----------       -----------
                Total shareholders' equity....................................              115,361           113,544
                                                                                        -----------       -----------
                Total liabilities and shareholders' equity....................          $   307,239       $   308,082
                                                                                        ===========       ===========

                             See accompanying notes.



                               CAPITAL SENIOR LIVING CORPORATION
                               CONSOLIDATED STATEMENTS OF INCOME
                           (in thousands, except earnings per share)

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                                2002             2001
                                                          ---------------  ---------------
                                                            (Unaudited)      (Unaudited)
Revenues:
      Resident and healthcare revenue................          $   15,579      $    16,040
      Rental and lease income........................                  37            1,031
      Unaffiliated management services revenue.......                 366              504
      Affiliated management services revenue.........                 410              387
      Unaffiliated development fees..................                  --               24
      Affiliated development fees....................                 183               57
                                                               ----------      -----------
          Total revenues.............................              16,575           18,043

Expenses:
      Operating expenses.............................               8,772            9,304
      General and administrative expenses............               3,157            3,114
      Depreciation and amortization..................               1,646            1,743
                                                               ----------      -----------
          Total expenses.............................              13,575           14,161
                                                               ----------      -----------

Income from operations...............................               3,000            3,882

Other income (expense):
      Interest income................................               1,429            1,541
      Interest expense...............................              (2,828)          (4,249)
      Equity in the earnings (losses) of affiliates..                  11             (253)
      Gain on sale of properties.....................               2,283               --
                                                               ----------      -----------
Income before income taxes and minority interest in
      consolidated partnership.......................               3,895              921
Provision for income taxes...........................              (1,124)            (262)
                                                               ----------      -----------
Income before minority interest in consolidated
      partnership....................................               2,771              659
Minority interest in consolidated partnership........                (960)            (232)
                                                               ----------      -----------
Net income...........................................          $    1,811      $       427
                                                               ==========      ===========

Net income per share:
      Basic..........................................           $    0.09      $      0.02
                                                                =========      ===========
      Diluted........................................           $    0.09      $      0.02
                                                                =========      ===========
      Weighted average shares outstanding - basic....              19,718           19,717
                                                                =========      ===========
      Weighted average shares outstanding - diluted..              20,022           19,717
                                                                =========      ===========


                             See accompanying notes.



                                         CAPITAL SENIOR LIVING CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)


                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                  2002               2001
                                                                            ---------------   -----------------
                                                                              (Unaudited)        (Unaudited)
 Operating Activities
    Net income..........................................................       $     1,811       $        427
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization.................................             1,646              1,743
          Amortization of deferred financing charges....................               202                234
          Gain on sale of assets........................................            (2,283)                --
          Equity in the (earnings) losses of affiliates.................               (11)               253
          Minority interest in consolidated partnership.................               960                232
          Deferred tax expense..........................................               100                101
          Deferred income...............................................                28                 --
          Deferred income from affiliates...............................              (122)               (80)
          Changes in operating assets and liabilities, net of acquisitions:
              Accounts receivable.......................................            (1,899)               113
              Accounts receivable from affiliates.......................              (555)              (241)
              Interest receivable.......................................            (1,251)              (920)
              Prepaid expenses and other................................               849                981
              Other assets..............................................                --               (383)
              Accounts payable and accrued expenses.....................               792             (1,208)
              Federal and state income taxes............................               879                 10
              Customer deposits.........................................              (153)                13
                                                                               -----------       ------------
    Net cash provided by operating activities...........................               993              1,275
    Investing Activities
    Capital expenditures................................................              (362)              (959)
    Proceeds from the sale of assets....................................             4,396                 --
    Advances to affiliates..............................................            (5,105)            (3,997)
    Distribution from limited partnership...............................             5,552                102
                                                                               -----------       ------------
    Net cash provided by (used in) investing activities.................             4,481             (4,854)
    Financing Activities
    Repayment of notes payable..........................................            (1,782)            (1,508)
    Proceeds from the issuance of common stock..........................                 4                 --
    Distributions to minority partners..................................            (1,348)            (2,163)
                                                                               -----------       ------------
    Net cash used in financing activities...............................            (3,126)            (3,671)
                                                                               -----------       ------------
    Net increase (decrease) in cash and cash equivalents................             2,348             (7,250)
    Cash and cash equivalents at beginning of period....................             9,975             23,975
                                                                               -----------       ------------
    Cash and cash equivalents at end of period..........................       $    12,323       $     16,725
                                                                               ===========       ============

    Supplemental disclosures:
    Cash paid during the period for:
           Interest.....................................................       $     2,606       $      3,985
                                                                               ===========       ============
           Income taxes.................................................       $       381       $        164
                                                                               ===========       ============



                             See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002



1.   BASIS OF PRESENTATION

Capital Senior Living Corporation, a Delaware corporation (the "Company"), was incorporated on October 25, 1996. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated balance sheet, as of December 31, 2001, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2001, and the accompanying unaudited consolidated financial statements, as of March 31, 2002 and 2001, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2002.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2002, and results of operations and cash flows for the three months ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results for the year ending December 31, 2002.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The application of these Statements did not result in a material effect on the Company's net income or financial position.

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

The Company has an approximate 1% limited partnership interest in each of the Triad Entities and is accounting for these investments under the equity method of accounting based on the provisions of the Triad Entities partnership agreements. The Company has loan commitments to the Triad Entities for construction and pre-marketing expenses, in addition to requirements to fund the Triad Entities' operating deficits through an operating deficit guarantee provided for in its management agreement with the Triad Entities. The Company evaluates the carrying value of these receivables by comparing the cash flows expected from the operations of the Triad Entities to the carrying value of the receivables. These cash flow models consider

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

lease-up rates, expected operating costs, debt service requirements and various other factors. The carrying value of the notes receivable from the Triad Entities could be adversely affected by a number of factors including the Triad communities experiencing slower than expected lease-up, lower than expected lease rates, higher than expected operating costs, increases in interest rates, issues involving debt service requirements, general adverse market conditions, other economic factors and changes in accounting guidelines. Management believes that if the assumptions used, which are consistent with our operating experience, in these cash flow models are achieved, the carrying value of the notes receivable are fully recoverable.

The following table sets forth, as of March 31, 2002, the capital invested in each of the Triad Entities, information related to loans made by the Company to each Triad Entity and information on deferred income related to each Triad Entity (dollars in thousands):



                                                       Notes Receivable                                    Deferred Income
                                  -----------------------------------------------------------------------------------------
                                                                                      Operating              Development/
                       Capital    Committed      Interest                  Note         Deficit                Management
      Entity         Investment     Amount         Rate    Maturity      Balance        Funding   Interest       Fees
      ------         ----------   ---------      --------  --------      -------      ---------   --------   --------------
Triad Senior
Living I, L.P.         $    --     $    --        8.0%       --        $    --         $13,217     $111        $ 356
(Triad I)

Triad Senior
Living II, L.P.                                           Sept. 25,
(Triad II)                   --     15,000        8.0%      2003        15,000           2,937      166          173

Triad Senior
Living III, L.P.                                           Feb. 8,
(Triad III)                  --     15,000        8.0%       2004       15,000           5,176      160          336

Triad Senior
Living IV, L.P.                                            Dec. 30,
(Triad IV)                   --     10,000        8.0%       2003        9,345              --      145          118

Triad Senior
Living V, L.P.                                             June 30,
(Triad V)                    --     10,000        8.0%       2004        3,432              --       28           28


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

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

Set forth below is information on the construction loan facilities entered into by each of the Triad Entities as of March 31, 2002 (dollars in thousands):



                                                        Loan Facilities to Triads
                                            ------------------------------------------------------
                                                           Amount
                            Entity          Commitment   Outstanding   Type          Lender
                ------------------------    ----------   -----------   ----        ---------------
                Triad I                      $50,000       $49,287   take-out      GMAC

                Triad II                     $26,900       $26,774   mini-perm     Key Corporate
                                                                                   Capital, Inc.

                Triad III                    $56,300       $56,270   mini-perm     Guaranty Bank

                Triad IV                     $18,600       $15,651   construction; Compass Bank
                                                                     mini-perm

                Triad V                      $ 8,903       $ 8,660   mini-perm     Bank of America



During 2001, Triad V was notified by the lender of its failure to comply with certain terms of its loan agreement with the lender. The lender, however, expressed its intention to work with Triad V and the lender and Triad V subsequently signed a new loan agreement in April 2002.

Summary financial information regarding the results of operations of the Triad Entities for the three months ending March 31, 2002 and 2001 is as follows (in thousands):

                                                2002              2001
                                              ----------        ----------
      Net revenue......................  $     5,677         $   3,223
      Net loss.........................       (5,240)           (6,496)

The Company formed a joint venture ("BRE/CSL") with Blackstone Real Estate Advisors ("Blackstone") in December 2001, and the joint venture will seek to acquire in excess of $200 million of senior housing properties. BRE/CSL is owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint venture, each of the Company and Blackstone must approve any acquisitions made by the joint venture. Each party must also contribute its pro rata portion of the costs of any acquisition. The joint venture currently owns one community, The Amberleigh at Woodside Farms ("Amberleigh"), a 394 resident capacity independent living facility. In connection with the acquisition of Amberleigh by BRE/CSL, the Company contributed $1.8 million to the joint venture. Subsequent to the end of the first quarter of 2002, BRE/CSL

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



obtained permanent financing for the Amberleigh community and the Company recovered $1.4 million of its contribution to the joint venture. In addition, the Company has entered into a contribution agreement to contribute four of its senior living communities to BRE/CSL. The Company manages the Amberleigh community and will manage other communities once owned by BRE/CSL under long-term management contracts.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share amounts):

                                                 Three  Months Ended
                                                       March 31,
                                             --------------------------
                                                  2002             2001
                                             ------------ -------------
  Net income                                   $   1,811    $     427

  Weighted  average  shares  outstanding  -       19,718       19,717
  basic
  Effect of dilutive securities:
      Employee stock options                         304           --
                                             -----------  -----------
  Weighted  average  shares  outstanding  -       20,022       19,717
  diluted                                    ===========  ===========

     Basic earnings per share                  $    0.09    $     0.02
                                             ===========  ============
     Diluted earnings per share                $    0.09    $     0.02
                                             ===========  ============

Options to purchase 0.8 million shares of common stock at prices ranging from $4.14 to $13.50 per share were not included in the computation of diluted earnings per share because the average daily price of the common stock during the first quarter of fiscal 2002 did not exceed the exercise price of the options, and therefore, the effect would not be dilutive. For the first quarter of fiscal 2001, options to purchase 1.0 million shares of common stock at prices ranging from $3.63 to $13.50 per share were not included in the computation of diluted earnings per share because the average daily price of the common stock did not exceed the exercise price of the options, and therefore, the effect would not be dilutive.

On January 31, 2002, the Company granted options to certain employees, to purchase 58,000 shares of the Company's common stock at an exercise price of $4.14. In addition, the Company issued 396 and 2,100 shares of common stock on February 12, 2002 and on March 5, 2002, respectively, pursuant to the exercise of stock options by certain employees of the Company.

4.   CONTINGENCIES

On or about October 23, 1998, Robert Lewis filed a putative class action complaint on behalf of certain holders of assignee interests (the "Assignee Interests") in NHP Retirement Housing Partners I Limited Partnership ("NHP") in the Delaware Court of Chancery, Civil Action No. 16725 (the "Delaware Action") against NHP, the general partner of NHP ("General Partner"), the Company and Capital Senior Living Properties 2-NHPCT, Inc. (collectively, the "Defendants"). Mr. Lewis purchased ninety Assignee Interests in NHP in February 1993 for $180. The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the NHP Partnership Agreement in connection with the sale of four properties by NHP to Capital Senior Living Properties 2-NHPCT, Inc in September 1998 (the "1998 Transaction"). The complaint seeks, among other relief, rescission of the 1998

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Transaction and unspecified damages. On July 9, 1999, the Defendants filed a motion to dismiss the case. Subsequently, the plaintiff amended his complaint adding allegations challenging the terms of the sale in December 2001 of the Amberleigh retirement facility to BRE/CSL.

On January 31, 2002, the parties to the Delaware Action entered into a Memorandum of Understanding providing for the settlement of the Delaware Action subject to certain terms and conditions, including the filing of an amended complaint and receipt of the approval of the Court of Chancery. The proposed settlement contemplates the creation of a settlement fund in the amount of approximately $0.8 million, of which NHP will contribute approximately $0.3 million, the amount of the deductible of NHP's directors and officers' liability insurance policy at the time the Delaware Action was filed (the "D&O Policy"). Virtually all of the balance of the settlement fund will be contributed by the various insurance brokers and agents, and their insurers, in connection with the resolution of certain claims for coverage under the D&O Policy. The settlement contribution of the Company and its affiliates will be $43,000. If approved by the Court of Chancery, the settlement fund, less any award of attorney's fees for plaintiff's counsel approved by the court, will be distributed to a class of Assignee Holders of NHP.

On December 6, 2001, Leonard Kalmenson filed a motion to intervene in the Delaware Action on the behalf of a putative class of holders of Pension Notes of NHP in the event the Court of Chancery determines that the claims asserted in the Delaware Action are derivative in nature. The Complaint in Intervention filed by Mr. Kalmenson names as defendants the Defendants in the Delaware Action as well as Retirement Associates, Inc., the sole stockholder of the General Partner of NHP, and various current and former directors of the General Partner. The Complaint in Intervention essentially alleges, among other things, a variety of claims challenging the 1998 Transaction and a claim for breach of contract relating to the failure of NHP to pay the full amount of principal and interest owed on the Pension Notes on their maturity date. NHP and the Company believe that the allegations asserted by Mr. Kalmenson are without merit and that his motion to intervene is moot in view of the proposed settlement of the Delaware Action. The Company is unable at this time to estimate any liability related to this claim, if any.

On January 16, 2002, the Company filed a claim with the American Arbitration Association seeking reimbursement of certain health care expenses, as well as severance compensation from Buckner Retirement Services, Inc. ("Buckner") pursuant to a management agreement between the parties. Buckner has filed an answer and a counterclaim in this arbitration and proceedings are continuing.

The Company has other pending claims incurred in the normal course of business, that, in the opinion of management, based on the advice of legal counsel, will not have a material effect on the financial statements of the Company.

5.   MANAGEMENT AGREEMENTS

On February 28, 2002, ILM Senior Living II, Inc. ("ILM II") notified the Company that it had entered into an agreement to sell the five communities managed by the Company and would, therefore, be terminating the management agreement for these five communities effective April 1, 2002. As of April 1, 2002, the Company no longer manages these communities.

On March 1, 2002, affiliates of LCOR Incorporated ("LCOR") notified the Company of its intent to terminate the LCOR Management Agreements, effective May 31, 2002, as a result of the Company not funding certain alleged operating deficits, which the Company could optionally fund under the LCOR Management Agreements. The Company has notified LCOR that the Company believes this termination was without cause.

                        CAPITAL SENIOR LIVING CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis addresses (i) the Company's results of operations for the three months ended March 31, 2002 and 2001, respectively, and
(ii) liquidity and capital resources of the Company and should be read in conjunction with the Company's consolidated financial statements contained elsewhere in this report.

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

The Company generates revenue from a variety of sources. For the three months ended March 31, 2002, the Company's revenue was derived as follows: 94.0% from the operation of 18 owned senior living communities that are operated by the Company; 0.2% from lease rentals for triple net leases; 4.7% from management fees arising from management services provided for 19 affiliate owned senior living communities and 10 third party owned senior living communities and 1.1% derived from development fees earned for managing the development and construction of new senior living communities for the Triad Entities.

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

The Company's current management contracts expire on various dates through January 2012 and provide for management fees based generally upon rates that vary by contract from 4% of net revenues to 5% of net revenues. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community. The Company's development fees are generally based upon a percentage of construction cost and are earned over the period commencing with the initial development activities and ending with the opening of the community.

The Company, through its ownership in Healthcare Properties, L.P. ("HCP"), leased two properties under triple net leases both of which were sold during the first quarter of 2002. After the sale of these properties, HCP owns one community that is currently classified as held for sale.

The Company formed the BRE/CSL joint venture with Blackstone in December 2001, and the joint venture will seek to acquire in excess of $200 million of senior housing properties. BRE/CSL is owned 90%

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)



by Blackstone and 10% by the Company. Pursuant to the terms of the joint venture, each of the Company and Blackstone must approve any acquisitions made by the joint venture. Each party must also contribute its pro rata portion of the costs of any acquisition. The joint venture currently owns one community, The Amberleigh at Woodside Farms, a 394 resident capacity independent living facility. In connection with the acquisition of Amberleigh by BRE/CSL, the Company contributed $1.8 million to the joint venture. Subsequent to the end of the first quarter of 2002, BRE/CSL obtained permanent financing for the Amberleigh community and the Company recovered $1.4 million of its contribution to the joint venture. In addition, the Company has entered into a contribution agreement to contribute four of its senior living communities to BRE/CSL. The Company manages the Amberleigh community and will manage other communities once owned by BRE/CSL under long-term management contracts.

The Company's development fees are generally based upon a percentage of construction costs and are earned over the period commencing with the initial development activities and ending with the opening of the community. The Company completed the development and opened two communities for the Triad IV, one on January 2, 2002 and the other subsequent to the end of the first quarter of 2002 on May 1, 2002. The Company manages these communities for the Triad Entities under long-term management contracts.

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)




Results of Operations

The following table sets forth for the periods indicated, selected statements of income data in thousands of dollars and expressed as a percentage of total revenues.



                                                                 Three Months Ended
                                                                     March 31,
                                                      ----------------------------------------
                                                              2002                2001
                                                      ------------------  --------------------
                                                            $        %         $         %
                                                      ---------- --------- --------- ---------
           Revenues:
                Resident and healthcare revenue..      $ 15,579      94.0  $ 16,040      88.9
                Rental and lease income..........            37       0.2     1,031       5.7
                Unaffiliated management service
                     revenue.....................           366       2.2       504       2.8
                Affiliated management service
                   revenue.......................           410       2.5       387       2.2
                Unaffiliated development fees....            --       0.0        24       0.1
                Affiliated development fees......           183       1.1        57       0.3
                                                      ---------  --------- --------- --------
                Total revenue....................        16,575     100.0    18,043     100.0

           Expenses:
                Operating expenses...............         8,772      52.9     9,304      51.6
                General and administrative expenses       3,157      19.1     3,114      17.2
                Depreciation and amortization....         1,646       9.9     1,743       9.7
                                                      ---------  --------  --------  --------
                     Total expenses..............        13,575      81.9    14,161      78.5
                                                      ---------  --------  --------  --------

           Income from operations ...............         3,000      18.1     3,882      21.5

           Other income (expense):
                Interest income..................         1,429       8.6     1,541       8.5
                Interest expense.................        (2,828)    (17.0)   (4,249)    (23.5)
                Equity in the losses of affiliates           11      (0.0)     (253)     (1.4)
                Gain on sales of assets..........         2,283      13.8        --        --
                                                      ---------  --------  --------  --------
           Income before income taxes and minority
              interest in consolidated
              partnership........................         3,895      23.5       921       5.1
           Provision for income taxes............        (1,124)     (6.8)     (262)     (1.4)
                                                      ---------  --------  --------  --------
           Income before minority interest in
              consolidated partnership..........         2,771      16.7       659       3.7
           Minority interest in consolidated
              partnership.......................          (960)     (5.8)     (232)     (1.3)
                                                      ---------  --------  --------  --------
           Net income............................      $  1,811      10.9  $    427       2.4
                                                      =========  ========  ========  ========



Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Revenues. Total revenues were $16.6 million in the three months ended March 31, 2002 compared to $18.0 million for the three months ended March 31, 2001, representing a decrease of approximately $1.5 million or 8.1%. This decrease in revenue is primarily the result of a $0.5 million decrease in resident and healthcare revenue and a decrease of $1.0 million in rental and lease income. The decrease in resident and healthcare revenue reflects the loss of revenue from the Cambridge community of $1.5 million, which was sold in August 2001 offset by an overall increase in revenue at the Company's other communities of $1.0 million. The decease in rental and lease income results from the expiration of the HealthSouth master lease on four communities owned by HCP and the sale by HCP of its two remaining communities that were previously leased to third parties. HCP continues to own one community, which is currently held for sale.

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)



Management services revenue decreased by $0.1 million primarily as a result of the termination of the Company's management contracts with Buckner. The increase in development fees revenue reflects an increase in fees received from the Triad Entities.

Expenses. Total expenses were $13.6 million in the first quarter of fiscal 2002 compared to $14.2 million in the first quarter of fiscal 2001, representing a decrease of $0.6 million or 4.1%. This decrease is primarily due to a $0.5 million decrease in operating expenses and a decrease $0.1 million in depreciation and amortization related to the sale of the Cambridge community in August 2001.

Other income and expense. Interest expense decreased $1.4 million to $2.8 million in the first quarter of 2002 compared to $4.2 million in the first quarter of 2001. This 33.4% decrease in interest expense is the result of lower interest rates on the Company's variable rate loans and slightly lower debt outstanding in the current year. Interest income represents interest earned on loans the Company has made to the Triad Entities along with interest earned on the Company's investment in the NHP Pension Notes. Interest income decreased as a result of the NHP Pension Notes being redeemed in January 2002. Gain on sale of assets reflects the sale of two communities by HCP for net proceeds of $4.4 million, which resulted in the recognition of a $2.3 million gain on sale. Equity in the earnings of affiliates represents the Company's share of the earnings and losses from the Company's investments in BRE/CSL and the Triad Entities.

Provision for income taxes. Provision for income taxes in the first quarter of fiscal 2002 was $1.1 million or 38.3% of taxable income, compared to $0.3 million or 38.0% of taxable income in the comparable quarter for 2001. The effective tax rates for the first quarter of 2002 and 2001 differ from the statutory tax rates because of state income taxes and permanent tax differences.

Minority interest. Minority interest increased $0.7 million primarily due to the sale of two HCP communities in fiscal 2002 offset by a decrease in net operating income in HCP in the first quarter of fiscal 2002 compared to the same period in fiscal 2001. The sale of the two HCP communities increased minority interest in fiscal 2002 by approximately $1.0 million.

Net income. As a result of the foregoing factors, net income increased $1.4 million to $1.8 million for the three months ended March 31, 2002, as compared to $0.4 million for the three months ended March 31, 2001.

Liquidity and Capital Resources

In addition to approximately $12.3 million of cash balances on hand as of March 31, 2002, the Company's principal source of liquidity is expected to be cash flows from operations, proceeds from the sale of noncore assets, and cash flows from BRE/CSL. Of the $12.3 million in cash balances, $2.8 million relates to cash held by HCP. The Company expects its available cash and cash flows from operations, proceeds from the sale of assets, and cash flows from BRE/CSL to be sufficient to fund its short-term working capital requirements. The Company's long-term capital requirements, primarily for acquisitions, the payment of operating deficit guarantees, development, and other corporate initiatives, will be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company's long-term capital requirements.

The Company had net cash provided by operating activities of $1.0 million and $1.3 million in the first three months of fiscal 2002 and 2001, respectively. In the first three months of fiscal 2002, the net cash provided

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)




by operating activities was primarily derived from net income of $1.8 million, net non-cash charges of $0.5 million, a decrease in prepaid and other expenses of $0.8 million, an increase in accounts payable and accrued expenses of $0.8 million and a decrease in federal and state income taxes receivable of $0.9 million offset by an increase in accounts receivable of $2.5 million and an increase in interest receivable of $1.3 million. In the first quarter of 2001, the net cash provided by operating activities was primarily derived from net income of $0.4 million, net non-cash charges of $2.5 million, a decrease in prepaid and other expenses of $1.0 million offset by an increase in interest receivable of $1.0 million, a decrease in accounts payable and accrued expenses of $1.2 million and other working capital charges of $0.5 million.

The Company had net cash provided by investing activities of $4.5 million in the first quarter of 2002 compared to net cash used in investing activities of $4.9 million in the first quarter of 2001. In the first quarter of 2002, the net cash provided by investing activities resulted from net proceeds of $4.4 million from the sale of two communities, proceeds of $5.6 million from the NHP Pension Note redemption offset by advances to the Triad Entities of $5.1 million and capital expenditures of $0.4 million. In the first three months of fiscal 2001, net cash used in investing activities was primarily derived from advances to affiliates of $4.0 million, capital expenditures of $1.0 million offset by distributions from limited partnerships of $0.1 million.

The Company had net cash used in financing activities of $3.1 million and $3.7 million in first quarter of fiscal 2002 and 2001, respectively. Net cash used in financing activities in the first three months of fiscal 2002 resulted primarily from repayment of notes payable of $1.8 million and distribution to minority partners of $1.3 million. Net cash used in financing activities in the first three months of fiscal 2001 resulted from repayment of notes payable of $1.5 million and distribution to minority partners of $2.2 million.

The Company derives the benefits and bears the risks attendant to the communities it owns. The cash flows and profitability of owned communities depends on the operating results of such communities and are subject to certain risks of ownership, including the need for capital expenditures, financing and other risks such as those relating to environmental matters.

The Company, through its ownership in HCP, leased two properties under triple net leases both of which were sold during the first quarter of 2002. On January 1, 2002, HCP sold its Hearthstone community for net proceeds of $2.7 million after the payment of settlement costs, resulting in a gain of $1.8 million. On February 28, 2002, HCP sold its Trinity Hills community for net proceeds of $1.7 million after the payment of settlement costs, resulting in a gain of $0.5 million. After the sale of these properties, HCP owns one community that is currently classified as held for sale.

The cash flows and profitability of the Company's third-party management fees are dependent upon the revenues and profitability of the communities managed. While the management contracts are generally terminable only for cause, in certain cases contracts can be terminated upon the sale of a community, subject to the Company's rights to offer to purchase such community.

On February 28, 2002, ILM II notified the Company that it had entered into an agreement to sell the five communities managed by the Company and would, therefore, be terminating the management agreement for these five communities effective April 1, 2002. As of April 1, 2002, the Company no longer manages these communities.

On March 1, 2002, LCOR notified the Company of its intent to terminate the LCOR Management Agreements, effective May 31, 2002, as a result of the Company not funding certain alleged operating

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


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

The Company has an approximate 1% limited partnership interest in each of the Triad Entities and is accounting for these investments under the equity method of accounting based on the provisions of the Triad Entities partnership agreements. The Company has loan commitments to the Triad Entities for construction and pre-marketing expenses, in addition to requirements to fund the Triad Entities' operating deficits through an operating deficit guarantee provided for in its management agreement with the Triad Entities. The Company evaluates the carrying value of these receivables by comparing the cash flows expected from the operations of the Triad Entities to the carrying value of the receivables. These cash flow models consider lease-up rates, expected operating costs, debt service requirements and various other factors. The carrying value of the notes receivable from the Triad Entities could be adversely affected by a number of factors including the Triad communities experiencing slower than expected lease-up, lower than expected lease rates, higher than expected operating costs, increases in interest rates, issues involving debt service requirements, general adverse market conditions, other economic factors and changes in accounting guidelines. Management believes that if the assumptions used, which are consistent with our operating experience, in these cash flow models are achieved, the carrying value of the notes receivable are fully recoverable.

The following table sets forth, as of March 31, 2002, the capital invested in each of the Triad Entities, information related to loans made by the Company to each Triad Entity and information on deferred income related to each Triad Entity (dollars in thousands):




                                                       Notes Receivable                         Deferred Income
                               ------------------------------------------------------------   --------------------
                                                                                  Operating           Development/
                    Capital    Committed    Interest                 Note          Deficit             Management
     Entity       Investment    Amount        Rate     Maturity     Balance        Funding    Interest     Fees
     ------       ----------   ---------    --------   --------     -------       ---------   -------- -----------
Triad I             $    --     $    --        8.0%       --       $    --          $13,217     $111      $ 356

Triad II                 --      15,000        8.0%  Sept. 25,      15,000            2,937      166        173
                                                         2003

Triad III                --      15,000        8.0%   Feb. 8,       15,000            5,176      160        336
                                                         2004

Triad IV                 --      10,000        8.0%   Dec 30,        9,345               --      145        118
                                                         2003

Triad V                  --      10,000        8.0%  June 30,        3,432               --       28         28
                                                         2004



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

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)



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

Set forth below is information on the construction loan facilities entered into by each of the Triad Entities as of March 31, 2002 (in thousands):



                                                            Loan Facilities to Triads
                                            ------------------------------------------------------
                                                           Amount
                            Entity          Commitment   Outstanding   Type           Lender
                -------------------------   ----------   ----------- ----------    ---------------

                Triad I                      $50,000       $49,287   take-out      GMAC

                Triad II                     $26,900       $26,774   mini-perm     Key Corporate
                                                                                   Capital, Inc.

                Triad III                    $56,300       $56,270   mini-perm     Guaranty Bank

                Triad IV                     $18,600       $15,651   construction; Compass Bank
                                                                     mini-perm

                Triad V                      $ 8,903       $ 8,660   mini-perm     Bank of
                                                                                   America



During 2001, Triad V was notified by the lender of its failure to comply with certain terms of its loan agreement with the lender. The lender, however, expressed its intention to work with Triad V and the lender and Triad V subsequently signed a new loan agreement in April 2002.

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)



Summary financial information regarding the results of operations of the Triad Entities for the three months ending March 31, 2002 and 2001 is as follows (in thousands):


                                                2002              2001
                                              --------          --------

      Net revenue......................  $     5,677         $   3,223
      Net loss.........................       (5,240)           (6,496)


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

Item 3.  QUANTITATIVE AND QUALIITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk is exposure to changes in interest rates on debt instruments. As of March 31, 2002 the Company had $179.4 million in outstanding debt comprised of various fixed and variable rate debt instruments of $52.6 million and $126.8 million, respectively.

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

On January 31, 2002, the parties to the Delaware Action entered into a Memorandum of Understanding providing for the settlement of the Delaware Action subject to certain terms and conditions, including the filing of an amended complaint and receipt of the approval of the Court of Chancery. The proposed settlement contemplates the creation of a settlement fund in the amount of approximately $0.8 million, of which NHP will contribute approximately $0.3 million, the amount of the deductible of NHP's directors and officers' liability insurance policy at the time the Delaware Action was filed (the "D&O Policy"). Virtually all of the balance of the settlement fund will be contributed by the various insurance brokers and agents, and their insurers, in connection with the resolution of certain claims for coverage under the D&O Policy. The settlement contribution of the Company and its affiliates will be $43,000. If approved by the Court of Chancery, the settlement fund, less any award of attorney's fees for plaintiff's counsel approved by the court, will be distributed to a class of Assignee Holders of NHP.

On December 6, 2001, Leonard Kalmenson filed a motion to intervene in the Delaware Action on the behalf of a putative class of holders of Pension Notes of NHP in the event the Court of Chancery determines that the claims asserted in the Delaware Action are derivative in nature. The Complaint in Intervention filed by Mr. Kalmenson names as defendants the Defendants in the Delaware Action as well as Retirement Associates, Inc., the sole stockholder of the General Partner of NHP, and various current and former directors of the General Partner. The Complaint in Intervention essentially alleges, among other things, a variety of claims challenging the 1998 Transaction and a claim for breach of contract relating to the failure of NHP to pay the full amount of principal and interest owed on the Pension Notes on their maturity date. NHP and the Company believe that the allegations asserted by Mr. Kalmenson are without merit and that his motion to intervene is moot in view of the proposed settlement of the Delaware Action. The Company is unable at this time to estimate any liability related to this claim, if any.

On January 16, 2002, the Company filed a claim with the American Arbitration Association seeking reimbursement of certain health care expenses, as well as severance compensation from Buckner pursuant to a management agreement between the parties. Buckner has filed an answer and a counterclaim in this arbitration and proceedings are continuing.

The Company has other pending claims incurred in the normal course of business, that, in the opinion of management, based on the advice of legal counsel, will not have a material effect on the financial statements of the Company.

                       CAPITAL SENIOR LIVING CORPORATION
                           PART II. OTHER INFORMATION

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

                  Not Applicable

Item 5.         OTHER INFORMATION

                  Not Applicable

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K

                  (A)      Exhibits:

                                    Not Applicable

                  (B)      Reports on Form 8-K

                  Not Applicable

                        CAPITAL SENIOR LIVING CORPORATION
                                 March 31, 2002




Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capital Senior Living Corporation
(Registrant)


By:  /s/ Ralph A. Beattie
     ---------------------------
     Ralph A. Beattie
     Executive Vice President and Chief Financial Officer
     (Principal Financial Officer and Duly Authorized Officer)

Date:    May 13, 2002