Form 10-Q
period 2002-06-30
CAPITAL SENIOR LIVING CORP
filed 2002-08-06
CIK 1043000

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      Quarterly Report pursuant to Section 13
         or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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


              14160 Dallas Parkway, Suite 300, Dallas, Texas 75254
                    (Address of principal executive offices)

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

As of August 5, 2002, the Registrant had outstanding 19,723,927 shares of its Common Stock, $.01 par value.

                        CAPITAL SENIOR LIVING CORPORATION

                                      INDEX



                                                                                      Page
                                                                                     Number


Part I.  Financial Information

         Item 1.      Financial Statements

                      Consolidated Balance Sheets -  -
                      June 30, 2002 and December 31, 2001                               3

                      Consolidated Statements of Income -  -
                      Three and Six Months Ended June 30, 2002 and 2001                 4

                      Consolidated Statements of Cash Flows  -   -
                      Six Months Ended June 30, 2002 and 2001                           5

                      Notes to Consolidated Financial Statements                        6

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                              13

         Item 3.      Quantitative and Qualitative Disclosures About Market Risk       23

Part II. Other Information

         Item 1.      Legal Proceedings                                                24

         Item 4.      Submission of Matters to a Vote of Securities Holders            25

         Item 6.      Exhibits and Reports on Form 8-K                                 26

Signature


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                        CAPITAL SENIOR LIVING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                                                  June 30,        December 31,
                                                                                    2002              2001
                                                                             ------------------ ------------------
                                    ASSETS                                       (Unaudited)        (Audited)


  Current assets:

        Cash and cash equivalents..........................................       $    14,052        $      9,975
        Restricted cash....................................................             7,490               2,100
        Accounts receivable, net...........................................             1,155               1,438
        Accounts receivable from affiliates................................               680                 366
        Interest receivable................................................             4,629               6,072
        Investment in limited partnership..................................               222               5,774
        Federal and state income taxes receivable..........................               871               1,145
        Deferred taxes.....................................................             2,770               2,770
        Prepaid expenses and other.........................................             4,490               1,218
                                                                             ----------------    ----------------
              Total current assets.........................................            36,359              30,858
  Property and equipment, net..............................................           154,868             196,821
  Deferred taxes...........................................................             7,339               7,540
  Notes receivable from affiliates.........................................            71,936              59,020
  Investments in limited partnerships......................................             1,307               1,827
  Assets held for sale.....................................................             4,255               4,924
  Other assets.............................................................             5,307               7,092
                                                                             ----------------    ----------------
              Total assets.................................................       $   281,371        $    308,082
                                                                             ================    ================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
        Accounts payable...................................................       $     4,532        $      3,040
        Accrued expenses...................................................             2,727               3,363
        Current portion of notes payable...................................            26,320              25,594
        Customer deposits..................................................             1,025               1,144
                                                                             ----------------    ----------------
              Total current liabilities....................................            34,604              33,141
  Deferred income..........................................................               537                 507
  Deferred income from affiliates..........................................             1,500               1,750
  Notes payable, net of current portion....................................           119,077             149,202
  Line of credit...........................................................             7,553               7,553
  Minority interest in consolidated partnership............................             1,938               2,385
  Commitments and contingencies
  Shareholders' equity:
        Preferred stock, $.01 par value:
              Authorized shares 15,000,000; no shares issued or outstanding                --                  --
        Common stock, $.01 par value:
              Authorized shares 65,000,000; issued and outstanding
              19,723,927 and 19,717,347 at June 30, 2002 and
              December 31, 2001, respectively..............................               197                 197
        Additional paid-in capital.........................................            91,964              91,935
        Retained earnings..................................................            24,001              21,412
                                                                             ----------------    ----------------
              Total shareholders' equity...................................           116,162             113,544
                                                                             ----------------    ----------------
              Total liabilities and shareholders' equity...................       $   281,371        $    308,082
                                                                             ================    ================


                                               See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)


                                                            Three Months Ended                Six Months Ended
                                                                 June 30,                         June 30,
                                                     --------------------------------- ---------------------------------
                                                           2002             2001             2002             2001
                                                     ---------------  ---------------  ---------------  ---------------
                                                       (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)


Revenues:
      Resident and healthcare revenue...........         $    15,329      $    16,099     $     30,908     $     32,139
      Rental and lease income...................                 --             1,106               37            2,137
      Unaffiliated management services revenue..                 212              528              578            1,032
      Affiliated management services revenue....                 444              433              854              820
      Unaffiliated development fees.............                 --                16               --               40
      Affiliated development fees...............                 216              221              399              278
                                                         -----------      -----------     ------------     ------------
          Total revenues........................              16,201           18,403           32,776           36,446

Expenses:
      Operating expenses........................               8,882            9,675           17,654           18,979
      General and administrative expenses.......               2,958            3,481            6,115            6,595
      Depreciation and amortization.............               1,534            1,753            3,180            3,496
                                                         -----------      -----------     ------------     ------------
          Total expenses........................              13,374           14,909           26,949           29,070
                                                         -----------      -----------     ------------     ------------

Income from operations..........................               2,827            3,494            5,827            7,376

Other income (expense):
      Interest income...........................               1,434            1,592            2,863            3,133
      Interest expense..........................              (2,748)          (3,843)          (5,576)          (8,092)
      Equity in the gains (losses) of affiliates                  20              (83)              31             (336)
      (Loss) gain on sale of assets.............                (354)              --            1,929               --
                                                         -----------      -----------     ------------     ------------
Income before income taxes and minority interest in
      consolidated partnership..................               1,179            1,160            5,074            2,081
Provision for income taxes......................                (460)            (369)          (1,584)            (630)
                                                         -----------      -----------     ------------     ------------
Income before minority interest in consolidated
      partnership...............................                 719              791            3,490            1,451
Minority interest in consolidated partnership...                  59             (189)            (901)            (421)
                                                         -----------      -----------     ------------     ------------
Net income......................................         $       778      $       602     $      2,589     $      1,030
                                                         ===========      ===========     ============     ============

Net income per share:
      Basic.....................................         $      0.04      $      0.03     $       0.13     $       0.05
                                                         ============     ============    ============     ============
      Diluted...................................         $      0.04      $      0.03     $       0.13     $       0.05
                                                         ============     ============    ============     ============
      Weighted average shares outstanding - basic             19,721           19,717           19,719           19,717
                                                         ===========      ===========     ============     ============
      Weighted average shares outstanding - diluted           19,978           19,717           20,000           19,717
                                                         ===========      ===========     ============     ============


                                               See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                   Six Months Ended June 30,
                                                                            -----------------------------------
                                                                                  2002               2001
                                                                            ---------------    ---------------
                                                                               (Unaudited)       (Unaudited)

    Operating Activities
    Net income..........................................................    $         2,589    $         1,030
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization.................................              3,180              3,496
          Amortization of deferred financing charges....................                442                462
          Gain on sale of assets........................................             (1,929)                --
          Equity in the (gains) losses of affiliates....................                (31)               336
          Minority interest in consolidated partnership.................                901                421
          Deferred tax expense..........................................                201                201
          Change in deferred income.....................................                 30                 --
          Change in deferred income from affiliates.....................               (250)              (195)
          Non-cash compensation.........................................                 14                 --
          Changes in operating assets and liabilities:
              Accounts receivable.......................................                283              1,098
              Accounts receivable from affiliates.......................               (314)             1,563
              Interest receivable.......................................             (2,590)            (1,959)
              Notes receivable..........................................                 --                570
              Prepaid expenses and other................................             (3,272)            (1,707)
              Other assets..............................................                (46)            (1,009)
              Federal and state income taxes............................                278              1,111
              Accounts payable and accrued expenses.....................              1,138               (935)
              Customer deposits.........................................               (119)                61
                                                                            ---------------    ---------------
    Net cash provided by operating activities...........................                505              4,544
    Investing Activities
    Capital expenditures................................................               (804)            (1,485)
    Proceeds from the sale of assets....................................              5,187                 --
    Proceeds from the sale of assets to BRE/CSL.........................              7,287                 --
    Advances to affiliates..............................................             (8,955)            (8,149)
    Distribution from limited partnerships..............................              6,903                506
                                                                            ---------------    ---------------
    Net cash provided by (used in) investing activities.................              9,618             (9,128)
    Financing Activities
    Proceeds from notes payable and line of credit......................              4,098              3,112
    Repayment of notes payable..........................................             (3,248)            (2,571)
    Restricted cash.....................................................             (5,390)                --
    Proceeds from the issuance of common stock..........................                 11                 --
    Distributions to minority partners..................................             (1,348)            (2,164)
    Deferred loan charges paid..........................................               (169)                --
                                                                            ----------------   ---------------
    Net cash used in financing activities...............................             (6,046)            (1,623)
                                                                            ---------------    ----------------

    Increase (decrease) in cash and cash equivalents....................              4,077             (6,207)
    Cash and cash equivalents at beginning of period....................              9,975             23,975
                                                                            ---------------    ---------------
    Cash and cash equivalents at end of period..........................    $        14,052    $        17,768
                                                                            ===============    ===============

    Supplemental disclosures:
    Cash paid during the period for:
           Interest.....................................................    $         5,119    $         7,511
                                                                            ===============    ===============
           Income taxes.................................................    $         1,325    $           396
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

The accompanying consolidated balance sheet, as of December 31, 2001, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2001, and the accompanying unaudited consolidated financial statements, as of June 30, 2002 and 2001, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2002.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2002, results of operations for the three and six months ended June 30, 2002 and 2001, respectively, and cash flows for the six months ended June 30, 2002 and 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results for the year ending December 31, 2002.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for years beginning after December 15, 2001. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and FASB Statement No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events", while retaining many of the fundamental provisions of SFAS 121 regarding the recognition and measurement of the impairment of long-lived assets to be held and used. The Statement provides guidance on estimating cash flows when performing recoverability test and establishes more restrictive criteria to classify an asset as held to sale. The adoption of SFAS 144 did not have a material effect on the Company's net income or financial position.

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

The Company has an approximate 1% limited partnership interest in each of the Triad Entities and is accounting for these investments under the equity method of accounting based on the provisions of the Triad Entities partnership agreements. The Company has loan commitments to the Triad Entities for construction and pre-marketing expenses, in addition to requirements to fund the Triad Entities' operating deficits through

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

operating deficit guarantees provided for in its management agreements with the Triad Entities. The Company evaluates the carrying value of these receivables by comparing the cash flows expected from the operations of the Triad Entities to the carrying value of the receivables. These cash flow models consider lease-up rates, expected operating costs, debt service requirements and various other factors. The carrying value of the notes receivable from the Triad Entities could be adversely affected by a number of factors including the Triad communities experiencing slower than expected lease-up, lower than expected lease rates, higher than expected operating costs, increases in interest rates, issues involving debt service requirements, general adverse market conditions, other economic factors and changes in accounting guidelines. Management believes, based on the future achievement of the assumptions used in these cash flow models, which are consistent with our operating experience, that the carrying value of the notes receivable are fully recoverable.

The Financial Accounting Standards Board issued an exposure draft on a proposed interpretation of ARB No. 51 relating to the "Consolidation of Certain Special-Purpose Entities." This draft interpretation if adopted could result in the Company consolidating the financial statements of certain partnerships currently accounted for separately under the equity method of accounting. If adopted, this draft interpretation would be applied to periods beginning after March 15, 2003. There can be no assurance that the draft interpretation will be adopted, or if adopted, will or will not be modified significantly and there can be no assurance as to the effective date if adopted.

The following table sets forth, as of June 30, 2002, the capital invested in each of the Triad Entities, information related to loans made by the Company to each Triad Entity and information on deferred income related to each Triad Entity (dollars in thousands):

                                                       Notes Receivable                                Deferred Income
                                  ------------------------------------------------------------   -------------------------
                                                                                    Operating              Development/
                       Capital    Committed    Interest                  Note        Deficit                Management
      Entity         Investment    Amount        Rate     Maturity      Balance      Funding     Interest       Fees
      ------         ----------   ---------    --------   --------      -------     ----------   --------   ------------


Triad Senior
Living I, L.P.
(Triad I)              $    --     $    --        8.0%       --        $    --         $14,090     $ 93        $ 324

Triad Senior
Living II, L.P.                                           Sept. 25,
(Triad II)                  --      15,000        8.0%      2003        15,000           5,146      139          161

Triad Senior
Living III, L.P.                                           Feb. 8,
(Triad III)                 --      15,000        8.0%      2004        15,000           7,596      142          314

Triad Senior
Living IV, L.P.                                           Dec. 30,
(Triad IV)                  --      10,000        8.0%      2003        10,000             336      147          113

Triad Senior
Living V, L.P.               --                           June 30,
(Triad V)                   --      10,000        8.0%      2004         4,768              --       29           26



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

Deferred interest income is being amortized into income over the life of the loan commitment that the Company has with each of the Triad Entities. Deferred development and management fee income is being amortized into income over the expected remaining life of the Triad partnerships.

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

Set forth below is information on the construction loan facilities entered into by each of the Triad Entities as of June 30, 2002 (dollars in thousands):

                                                         Loan Facilities to Triads
                                            ---------------------------------------------------
                                                           Amount
                            Entity          Commitment   Outstanding      Type         Lender
                --------------------------------------   -----------     ------      ---------

                Triad I                      $50,000       $48,967   take-out      GMAC

                                                                                   Key Corporate
                Triad II                     $26,900       $26,623   mini-perm     Capital, Inc.

                Triad III                    $56,300       $56,270   mini-perm     Guaranty Bank

                Triad IV                     $18,600       $17,417   construction; Compass Bank
                                                                     mini-perm

                Triad V                      $ 8,903       $ 8,791   mini-perm     Bank of
                                                                                   America


    During 2001, Triad V was notified by the lender of its failure to comply with certain terms of its loan agreement with the lender. The lender, however, expressed its intention to work with Triad V and the lender and Triad V subsequently signed a new loan agreement in April 2002.

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Summary financial information regarding the financial position as of June 30, 2002 and December 31, 2001 and results of operations for the six months ending June 30, 2002 and 2001 of the Triad Entities is as follows (in thousands):

                                                                        June 30,     Dec. 31,
                                                                         2002          2001
                                                                      ----------    -------

                          Current assets...........................   $   3,447      $  4,827
                          Property and equipment, net..............     188,656       188,651
                          Other assets.............................      10,784         8,662
                                                                       --------      --------
                              Total assets.........................    $202,887      $202,140
                                                                       ========      ========

                          Current liabilities......................    $ 13,455      $ 17,374
                          Long-term debt...........................     224,075       208,991
                          Other long-term liabilities..............          --            21
                          Partnership deficit......................     (34,643)      (24,246)
                                                                       --------      --------
                              Total liabilities and partnership
                              deficit..............................    $202,887      $202,140
                                                                       ========      ========


                                                                          Six Months Ended
                                                                        June 30,     June 30,
                                                                         2002          2001
                                                                      ----------    -------

                          Net revenue..............................   $  11,980      $  7,138
                          Net loss.................................     (10,397)      (12,765)


The Company formed a joint venture ("BRE/CSL") with an affiliate of Blackstone Real Estate Advisors ("Blackstone") in December 2001, and the joint venture will seek to acquire in excess of $200 million of senior housing properties. BRE/CSL is owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint venture, each of the Company and Blackstone must approve any acquisitions made by the joint venture. Each party must also contribute its pro rata portion of the costs of any acquisition. In December 2001, the joint venture acquired
The Amberleigh at Woodside Farms ("Amberleigh"), a 394 resident capacity independent living facility. In connection with the acquisition of Amberleigh by BRE/CSL, the Company contributed $1.8 million to the joint venture. During the second quarter of 2002, BRE/CSL obtained permanent financing for the Amberleigh community and the Company recovered $1.4 million of its contribution to the joint venture.

In addition, on June 13, 2002, the Company contributed to BRE/CSL four of its senior living communities with a capacity of approximately 600 residents. As a result of the contribution, the Company repaid $29.1 million of long-term debt to GMAC Commercial Mortgage Corporation ("GMAC"), received $7.3 million in cash from the venture and has a 10% equity interest in the venture.

The Company manages the five communities owned by BRE/CSL under long-term management contracts.

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

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share amounts):

                                                          Three Months Ended               Six Months Ended
                                                               June 30,                         June 30,
                                                      ---------------------------      -----------------
                                                         2002            2001             2002            2001
                                                      ---------       ---------        ---------       -------

     Net income                                       $     778       $     602        $   2,589       $   1,030

     Weighted average shares outstanding - basic         19,721          19,717           19,719          19,717
     Effect of dilutive securities:
        Employee stock options                              257              --              281              --
                                                      ---------       ---------        ---------       ---------
     Weighted   average  shares   outstanding  -         19,978          19,717           20,000          19,717
                                                      =========       =========        =========       =========
     diluted

     Basic earnings per share                         $    0.04       $    0.03        $    0.13       $    0.05
                                                      =========       =========        =========       =========
     Diluted earnings per share                       $    0.04       $    0.03        $    0.13       $    0.05
                                                      =========       =========        =========       =========


Options to purchase 1.1 million shares of common stock at prices ranging from $3.63 to $13.50 per share were not included in the computation of diluted earnings per share because the average daily price of the common stock during the second quarter and first six months of fiscal 2002 did not exceed the exercise price of the options, and therefore, the effect would not be dilutive. For the second quarter and first six months of fiscal 2001, options to purchase
1.2 million shares of common stock at prices ranging from $1.80 to $13.50 per share were not included in the computation of diluted earnings per share because the average daily price of the common stock did not exceed the exercise price of the options, and therefore, the effect would not be dilutive.

During fiscal 2002, the Company granted options to certain employees to purchase 112,000 shares of the Company's common stock at exercise prices ranging from $3.13 to $4.14. In addition, during fiscal 2002, the Company issued 6,580 shares of common stock pursuant to the exercise of stock options by certain employees of the Company.

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

On January 31, 2002, the parties to the Delaware Action entered into a Memorandum of Understanding providing for the settlement of the Delaware Action subject to certain terms and conditions, including the filing of an amended complaint and receipt of the approval of the Court of Chancery. The proposed settlement contemplates the creation of a settlement fund in the amount of approximately $0.8 million, of which NHP will contribute approximately $0.3 million, the amount of the deductible of NHP's directors and officers' liability

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


insurance policy at the time the Delaware Action was filed (the "D&O Policy"). Virtually all of the balance of the settlement fund will be contributed by the various insurance brokers and agents, and their insurers, in connection with the resolution of certain claims for coverage under the D&O Policy. The settlement contribution of the Company and its affiliates will be $43,000. If approved by the Court of Chancery, the settlement fund, less any award of attorney's fees for plaintiff's counsel approved by the court, will be distributed to a class of Assignee Holders of NHP. The parties have engaged in discussions subsequent to entering into the Memorandum of Understanding and the Company expects the parties to enter into additional settlement agreements in the near future; however, the Company cannot make any assurances that the parties will enter into any further settlement agreements or any assurances regarding the terms of any other settlement agreement.

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

The Company (and two of its management subsidiaries) and Buckner Retirement Services, Inc. and a related Buckner entity have been named as defendants in a lawsuit brought by the heirs of a deceased resident who obtained nursing home services at a facility called Parkway Place. The Company managed Parkway Place through December 31, 2001. The plaintiffs in the lawsuit allege that the defendants were negligent in the care and treatment of the deceased and that her injuries and death were a direct and proximate result of the acts and omissions of the defendants. Plaintiffs recently made a demand of $7 million from the defendants. The Company vigorously denies any wrongdoing occurred in the treatment of the deceased and is vigorously defending the lawsuit. Furthermore, this claim is currently being defended by Company's insurance carrier, and the Company believes that there is sufficient liability insurance to cover any settlement or judgment rendered in the above stated case, subject to the insurance company's ordinary reservation of rights.

The Company has other pending claims incurred in the normal course of business, that, in the opinion of management, based on the advice of legal counsel, will not have a material effect on the financial statements of the Company.

5.       NOTES PAYABLE

The Company is currently renegotiating the mortgage loan on its Sedgwick Plaza community as a result of the contribution to BRE/CSL of four of the five communities covered by a master loan with GMAC and the resulting repayment of

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


the GMAC loan related to such four communities. On June 13, 2002, GMAC required the Company to pledge $5.4 million as collateral on the outstanding mortgage loan relating to the Sedgwick Plaza community. The pledged cash has been classified as restricted cash on the Company's balance sheet and is expected to be released upon the completion of a new mortgage loan on the Sedgwick Plaza community.

The Company is also renegotiating the terms and extending the maturity on its $20 million note payable to Newman Financial Services Inc., which is currently due on October 15, 2002.

The Company expects to complete these refinancings during the third quarter of fiscal 2002; however, there can be no assurance that the refinancings will be completed or if completed, that the terms will be as expected by the Company.

6.       MANAGEMENT AGREEMENTS

On February 28, 2002, ILM Senior Living II, Inc. ("ILM II") notified the Company that it had entered into an agreement to sell the five senior living communities managed by the Company and would, therefore, be terminating the Company's management agreement for these five communities effective April 1, 2002. As of April 1, 2002, the Company no longer manages these communities.

On March 1, 2002, affiliates of LCOR Incorporated ("LCOR") notified the Company of its intent to terminate the LCOR Management Agreements, effective May 31, 2002, as a result of the Company not funding certain alleged operating deficits, which the Company could optionally fund under the LCOR Management Agreements. The Company notified LCOR that the Company believes this termination was without cause and continues to manage the four senior living communities under its
management   agreement  with  LCOR.  In  addition,   the  Company  is  currently
negotiating with the owners of the four senior living communities to assume LCOR's ownership position.

                        CAPITAL SENIOR LIVING CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis addresses (i) the Company's results of operations for the three and six months ended June 30, 2002 and 2001, respectively, and (ii) liquidity and capital resources of the Company and should be read in conjunction with the Company's consolidated financial statements contained elsewhere in this report.

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

The Company generates revenue from a variety of sources. For the three months ended June 30, 2002, the Company's revenue was derived as follows: 94.6% from the operation of 18 owned senior living communities that are operated by the Company; 4.1% from management fees arising from management services provided for 20 affiliate owned senior living communities and five third party owned senior living communities and 1.3% derived from development fees earned for managing the development and construction of new senior living communities for the Triad Entities.

For the six months ended June 30, 2002, the Company's revenue was derived as follows: 94.3% from the operation of 18 owned senior living communities that are operated by the Company; 0.1% from lease rentals for triple net leases; 4.4% from management fees arising from management services provided for 20 affiliate owned senior living communities and 10 third party owned senior living communities and 1.2% derived from development fees earned for managing the development and construction of new senior living communities for the Triad Entities.

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

The Company's current management contracts expire on various dates through May 2012 and provide for management fees based generally upon rates that vary by contract from 4% of net revenues to 5% of net revenues. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community.

                        CAPITAL SENIOR LIVING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

The Company's development fees are generally based upon a percentage of construction cost and are earned over the period commencing with the initial development activities and ending with the opening of the community. The Company completed the development and opened two communities for Triad IV, one on January 2, 2002 and the other on May 1, 2002. The Company manages these communities for the Triad Entities under long-term management contracts.

The Company, through its ownership in Healthcare Properties, L.P. ("HCP"), leased two properties under triple net leases both of which were sold during the first quarter of 2002. After the sale of these properties, HCP owns one community that is currently classified as held for sale.

The Company formed BRE/CSL with Blackstone in December 2001, and the joint venture will seek to acquire in excess of $200 million of senior housing properties. BRE/CSL is owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint venture, each of the Company and Blackstone must approve any acquisitions made by the joint venture. Each party must also contribute its pro rata portion of the costs of any acquisition. In December 2001, the joint venture acquired The Amberleigh at Woodside Farms, a 394 resident capacity independent living facility. In connection with the acquisition of Amberleigh by BRE/CSL, the Company contributed $1.8 million to the joint venture. During the second quarter of 2002, BRE/CSL obtained permanent financing for the Amberleigh community and the Company recovered $1.4 million of its contribution to the joint venture.

In addition, on June 13, 2002, the Company contributed to BRE/CSL four of its senior living communities with a capacity of approximately 600 residents. As a result of the contribution, the Company repaid $29.1 million of long-term debt to GMAC, received $7.3 million in cash from the venture and has a 10% equity interest in the venture.

The Company manages the five communities owned by BRE/CSL under long-term management contracts.

                       CAPITAL SENIOR LIVING CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)



Results of Operations

The following table sets forth for the periods indicated, selected statements of income data in thousands of dollars and expressed as a percentage of total revenues.


                                               Three Months Ended                       Six Months Ended
                                                    June 30,                                June 30,
                                     --------------------------------------- ----------------------------------------
                                            2002                2001                2002                   2001
                                     ------------------  ------------------  ------------------   ---------------------
                                         $          %        $         %          $         %          $        %
                                     ---------- -------- --------- --------- ---------- --------- ---------- --------

  Revenues:
       Resident and healthcare
       revenue...................     $ 15,329     94.6  $ 16,099      87.5    $30,908      94.3    $32,139     88.2
       Rental and lease income...           --       --     1,106       6.0         37       0.1      2,137      5.9
       Unaffiliated management
       service revenue...........          212      1.3       528       2.9        578       1.8      1,032      2.8
       Affiliated management
       service revenue...........          444      2.8       433       2.3        854       2.6        820      2.2
       Unaffiliated development
       fees......................           --       --        16       0.1         --        --         40      0.1
       Affiliated development fees         216      1.3       221       1.2        399       1.2        278      0.8
                                     ---------  -------  --------  --------  ---------  --------  ---------    -----
       Total revenue.............       16,201    100.0    18,403     100.0     32,776     100.0     36,446    100.0

  Expenses:
       Operating expenses........        8,882     54.8     9,675      52.6     17,654      53.9     18,979     52.1
       General and administrative
          expenses...............        2,958     18.3     3,481      18.9      6,115      18.7      6,595     18.1
       Depreciation and
          amortization...........        1,534      9.5     1,753       9.5      3,180       9.7      3,496      9.6
                                     ---------- -------- --------- --------- ---------- --------- ---------- --------
                   Total expenses       13,374     82.6    14,909      81.0     26,949      82.2     29,070     79.8
                                     ---------- -------- --------- --------- ---------- --------- ---------- --------

  Income from operations ........        2,827     17.4     3,494      19.0      5,827      17.8      7,376     20.2

  Other income (expense):
       Interest income...........        1,434      8.9     1,592       8.7      2,863       8.7      3,133      8.6
       Interest expense..........       (2,748)   (17.0)   (3,843)    (20.9)    (5,576)    (17.0)    (8,092)   (22.2)
       Equity in the losses of
       affiliates................           20      0.1      (83)     (0.5)         31       0.1      (336)     (0.9)
       Gain on sales of assets...         (354)    (2.2)      --        --       1,929       5.9        --        --
                                     ---------- -------- --------- --------- ---------- --------- ---------- --------
       Income before income taxes
       and minority interest in
       consolidated partnership..        1,179      7.3     1,160       6.3      5,074      15.5      2,081      5.7
       Provision for income taxes         (460)    (2.8)     (369)     (2.0)    (1,584)     (4.8)      (630)    (1.7)
                                     ---------- -------- --------- --------- ---------- --------- ---------- --------
  Income before minority interest
  in consolidated partnership....          719      4.4       791       4.3      3,490      10.6      1,451      4.0

  Minority interest in consolidated
        partnership..............          (59)    (0.4)     (189)     (1.0)      (901)     (2.7)      (421)    (1.2)
                                     ---------- -------- --------- --------- ---------- --------- ---------- --------
  Net income.....................        $ 778      4.8     $ 602       3.3    $ 2,589      7.9     $ 1,030     2.8
                                     ========== ======== ========= ========= ========== ========= ========== ========


Three  Months  Ended June 30, 2002  Compared to the Three  Months Ended June 30,
2001

Revenues. Total revenues were $16.2 million in the three months ended June 30, 2002 compared to $18.4 million for the three months ended June 30, 2001, representing an decrease of $2.2 million or 12.0%. This decrease in revenue is primarily the result of a $0.8 million decrease in resident and healthcare revenue, a decrease of $1.1 million in rental and lease income and a decrease in unaffiliated management services revenue of $0.3 million. The decrease in resident and healthcare revenue reflects the loss of revenue from the Cambridge community of $1.4 million, which was sold in August 2001, along with a loss of revenue on the four communities contributed to BRE/CSL of approximately $0.3 offset by an overall increase in revenue at the Company's other communities of approximately $0.9 million. The decrease in rental and lease income results from the expiration of the HealthSouth master lease on four communities owned by HCP and the sale by HCP of its two remaining communities that were previously leased to third parties. HCP continues to own one community, which is currently held for sale. Management services revenue decreased by $0.3 million primarily as a result of the termination of the Company's management contracts with Buckner.

                       CAPITAL SENIOR LIVING CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)


Expenses. Total expenses were $13.4 million in the second quarter of fiscal 2002 compared to $14.9 million in the second quarter of fiscal 2001, representing a decrease of $1.5 million or 10.3%. This decrease in expenses is the result of a $0.8 million decrease in operating expenses, a $0.5 million decrease in general and administrative expenses and a decrease in depreciation expense of $0.2 million. This reduction in expenses primarily results from the sale of the Cambridge community and the contribution of the four communities to BRE/CSL.

Other income and expense. Interest expense decreased $1.1 million to $2.7 million in the second quarter of 2002 compared to $3.8 million in the second quarter of 2001. This 28.5% decrease in interest expense is the result of lower interest rates on the Company's variable rate loans and slightly lower debt outstanding in the current year. Interest income represents interest earned on loans the Company has made to the Triad Entities along with interest earned on the Company's investment in the NHP Pension Notes. Interest income decreased as a result of the NHP Pension Notes being redeemed in January 2002. The loss on sale of assets reflects the sale of one parcel of land and the contribution of four senior living communities to BRE/CSL for net proceeds of $8.1 million, which including the write-off of deferred loan costs resulted in the recognition of a $0.4 million loss on sale. Equity in the earnings of affiliates represents the Company's share of the earnings and losses from the Company's investments in BRE/CSL and the Triad Entities.

Provision for income taxes. Provision for income taxes in the second quarter of fiscal 2002 was $0.5 million or 37.2% of taxable income, compared to $0.4 million or 38.0% of taxable income in the comparable quarter for 2001. The effective tax rates for the second quarter of 2002 and 2001 differ from the statutory tax rates because of state income taxes and permanent tax differences.

Minority interest. Minority interest reflects a net loss at HCP in the second quarter of fiscal 2002 compared to net income at HCP in the second quarter of fiscal 2001. HCP currently owns one community, which is classified as held for sale.

Net income. As a result of the foregoing factors, net income increased $0.2 million to $0.8 million for the three months ended June 30, 2002, as compared to $0.6 million for the three months ended June 30, 2001.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Revenues. For the six months ended June 30, 2002, total revenues were $32.8 million compared to $36.4 million for the six months ended June 30, 2001, representing a decrease of $3.6 million or 10.1%. This decrease in revenue is primarily the result of a $1.2 million decrease in resident and healthcare revenue, a decrease of $2.1 million in rental and lease income, a decrease of $0.4 million in management services revenue offset by an increase in development fee revenue of $0.1 million. The decrease in resident and healthcare revenue reflects the loss of revenue from the Cambridge community of $2.8 million, which was sold in August 2001, along with a loss of revenue on the four communities contributed to BRE/CSL of approximately $0.3 offset by an overall increase in revenue at the Company's other communities of approximately $1.9 million. The decrease in rental and lease income results from the expiration of the HealthSouth master lease on four communities owned by HCP and the sale by HCP of its two remaining communities that were previously leased to third parties. Management services revenue decreased by $0.4 million primarily as a result of the termination of the Company's management contracts with Buckner. Development fee income increased as result of the completion of two communities for Triad IV during the first half of fiscal 2002.

                       CAPITAL SENIOR LIVING CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)



Expenses. Total expenses decreased $2.2 million or 7.3% to $26.9 million in the first six months of fiscal 2002 compared to $29.1 million in the first six months of fiscal 2001. This decrease in expenses is the result of a $1.3 million decrease in operating expenses, a $0.5 million decrease in general and administrative expenses and a decrease in depreciation expense of $0.3 million. This reduction in expenses primarily results from the sale of the Cambridge community and the contribution of the four communities to BRE/CSL.

Other income and expense. Interest expense decreased $2.5 million to $5.6 million in the first six months of 2002 compared to $8.1 million in the first six months of 2001. This 31.1% decrease in interest expense is the result of lower interest rates on the Company's variable rate loans and slightly lower debt outstanding in the current year. Interest income represents interest earned on loans the Company has made to the Triad Entities along with interest earned on the Company's investment in the NHP Pension Notes. Interest income decreased as a result of the NHP Pension Notes being redeemed in January 2002. Gain on sale of assets reflects the sale/contribution of six communities and one parcel of land for net proceeds of $12.5 million, which resulted in the recognition of a $1.9 million gain on sale. Equity in the earnings of affiliates represents the Company's share of the earnings and losses from the Company's investments in BRE/CSL and the Triad Entities.

Provision for income taxes. Provision for income taxes in the first six months of fiscal 2002 was $1.6 million or 38.0% of taxable income, compared to $0.6 million or 38.0% of taxable income in the comparable period of fiscal 2001. The effective tax rates for the first six months of fiscal 2002 and 2001 differ from the statutory tax rates because of state income taxes and permanent tax differences.

Minority interest. Minority interest increased $0.5 million primarily due to the sale of two HCP communities in fiscal 2002 offset by a decrease in net operating income at HCP during the first six months of fiscal 2002 compared to the same period in fiscal 2001. The sale of the two HCP communities increased minority interest by approximately $1.0 million.

Net income. As a result of the foregoing factors, net income increased $1.6 million to $2.6 million for the six months ended June 30, 2002, as compared to $1.0 million for the six months ended June 30, 2001.

Liquidity and Capital Resources

In addition to approximately $14.1 million of cash balances on hand as of June 30, 2002, the Company's principal source of liquidity is expected to be cash flows from operations, proceeds from the sale of noncore assets, and cash flows from BRE/CSL. Of the $14.1 million in cash balances, $2.6 million relates to cash held by HCP. The Company expects its available cash and cash flows from operations, proceeds from the sale of assets, and cash flows from BRE/CSL to be sufficient to fund its short-term working capital requirements. The Company's long-term capital requirements, primarily for acquisitions, the payment of operating deficit guarantees, development, and other corporate initiatives, will be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company's long-term capital requirements.

The Company had net cash provided by operating activities of $0.5 million and $4.5 million in the first six months of fiscal 2002 and 2001, respectively. In the first six months of fiscal 2002, the net cash provided by operating activities was primarily derived from net income of $2.6 million, net non-cash charges of $2.5 million, a decrease in federal and state income tax receivable of $0.3 million, an increase in accounts payable and accrued expenses of $1.1 million offset by an increase in interest receivable of $2.6 million, an

                       CAPITAL SENIOR LIVING CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)

increase in prepaid expenses of $3.3 million and a decrease in customer deposits of $0.1 million. In the first six months of fiscal 2001, the net cash provided by operating activities was primarily derived from net income of $1.0 million, net non-cash charges of $4.7 million, a decrease in accounts and income tax receivable of $3.8 million and a reduction in notes receivable of $0.6 million, offset by an increase in interest receivable of $2.0 million, an increase in prepaid expenses of $1.7 million, an increase in other assets of $1.0 million and a decrease in accounts payable and accrued expenses of $0.9 million.

The Company had net cash provided by investing activities of $9.6 million in the first six months of fiscal 2002 compared to net cash used in investing activities of $9.1 million in the first six months of fiscal 2001. In the first six months of fiscal 2002, the net cash provided by investing activities resulted from net proceeds of $5.2 million from the sale of two senior living communities and one parcel of land, net proceeds of $7.3 million from the contribution of four senior living communities to BRE/CSL, proceeds of $6.9 million from the NHP Pension Note redemption and distributions from BRE/CSL offset by advances to the Triad Entities of $9.0 million and capital expenditures of $0.8 million. In the first six months of fiscal 2001, net cash used in investing activities was primarily derived from advances to the Triad Entities of $8.1 million, capital expenditures of $1.5 million offset by distributions from limited partnerships of $0.5 million.

The Company had net cash used in financing activities of $6.0 million and $1.6 million in first six months of fiscal 2002 and 2001, respectively. Net cash used in financing activities in the first six months of fiscal 2002 resulted primarily from repayment of notes payable of $3.2 million, cash restricted under loan agreements of $5.4 million, distributions to minority partners of $1.3 million and deferred loan charges paid of $0.2 million offset by proceeds from the issuance of notes payable of $4.1 million. Net cash used in financing activities in the first six months of fiscal 2001 resulted from repayment of notes payable of $2.6 million and distribution to minority partners of $2.2 million offset by proceeds from the issuance of notes payable of $3.1 million.

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

On February 28, 2002, ILM II notified the Company that it had entered into an agreement to sell the five senior living communities managed by the Company and would, therefore, be terminating the Company's management agreement for these five communities effective April 1, 2002. As of April 1, 2002, the Company no longer manages these communities.

                       CAPITAL SENIOR LIVING CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)


On March 1, 2002, LCOR notified the Company of its intent to terminate the LCOR Management Agreements, effective May 31, 2002, as a result of the Company not funding certain alleged operating deficits, which the Company could optionally fund under the LCOR Management Agreements. The Company notified LCOR that the Company believes this termination was without cause and continues to manage the four senior living communities under its management agreement with LCOR. In addition, the Company is currently negotiating with the owners of the four senior living communities to assume LCOR's ownership position.

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

The Company has an approximate 1% limited partnership interest in each of the Triad Entities and is accounting for these investments under the equity method of accounting based on the provisions of the Triad Entities partnership agreements. The Company has loan commitments to the Triad Entities for construction and pre-marketing expenses, in addition to requirements to fund the Triad Entities' operating deficits through an operating deficit guarantee provided for in its management agreement with the Triad Entities. The Company evaluates the carrying value of these receivables by comparing the cash flows expected from the operations of the Triad Entities to the carrying value of the receivables. These cash flow models consider lease-up rates, expected operating costs, debt service requirements and various other factors. The carrying value of the notes receivable from the Triad Entities could be adversely affected by a number of factors including the Triad communities experiencing slower than expected lease-up, lower than expected lease rates, higher than expected operating costs, increases in interest rates, issues involving debt service requirements, general adverse market conditions, other economic factors and changes in accounting guidelines. Management believes, based on the future achievement of the assumptions used in these cash flow models, which are consistent with our operating experience, that the carrying value of the notes receivable are fully recoverable.

The Company is currently renegotiating the mortgage loan on its Sedgwick Plaza community as a result of the contribution to BRE/CSL of four of the five communities covered by a master loan with GMAC and the resulting repayment of the GMAC loan related to such four communities. On June 13, 2002, GMAC required the Company to pledge $5.4 million as collateral on the outstanding mortgage loan relating to the Sedgwick Plaza community. The pledged cash has been classified as restricted cash on the Company's balance sheet and is expected to be released upon the completion of a new mortgage loan on the Sedgwick Plaza community.

The Company is also renegotiating the terms and extending the maturity on its $20 million note payable to Newman Financial Services Inc., which is currently due on October 15, 2002.

The Company expects to complete these refinancings during the third quarter of fiscal 2002; however, there can be no assurance that the refinancings will be completed or if completed, that the terms will be as expected by the Company.

                       CAPITAL SENIOR LIVING CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)

The Financial Accounting Standards Board issued an exposure draft on a proposed interpretation of ARB No. 51 relating to the "Consolidation of Certain Special-Purpose Entities." This draft interpretation if adopted could result in the Company consolidating the financial statements of certain partnerships currently accounted for separately under the equity method of accounting. If adopted, this draft interpretation would be applied to periods beginning after March 15, 2003. There can be no assurance that the draft interpretation will be adopted, or if adopted, will or will not be modified significantly and there can be no assurance as to the effective date if adopted.

The following table sets forth, as of June 30, 2002, the capital invested in each of the Triad Entities, information related to loans made by the Company to each Triad Entity and information on deferred income related to each Triad Entity (dollars in thousands):

                                                       Notes Receivable                                    Deferred Income
                                  -----------------------------------------------------------    -------------------------
                                                                                    Operating              Development/
                       Capital    Committed    Interest                  Note        Deficit                Management
      Entity         Investment    Amount        Rate     Maturity      Balance      Funding     Interest       Fees
      ------         ----------   ---------    --------   --------      -------      --------    --------  -------------

Triad Senior
Living I, L.P.
(Triad I)              $    --     $    --       8.0%        --        $    --         $14,090     $ 93        $ 324

Triad Senior
Living II, L.P.                                          Sept. 25,
(Triad II)                  --      15,000       8.0%      2003         15,000           5,146      139          161

Triad Senior
Living III, L.P.                                          Feb. 8,
(Triad III)                 --      15,000       8.0%      2004         15,000           7,596      142          314

Triad Senior
Living IV, L.P.                                          Dec. 30,
(Triad IV)                  --      10,000       8.0%      2003         10,000             336      147          113

Triad Senior
Living V, L.P.                                             June 30,
(Triad V)                   --      10,000       8.0%       2004         4,768              --       29           26


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

Deferred interest income is being amortized into income over the life of the loan commitment that the Company has with each of the Triad Entities. Deferred development and management fee income is being amortized into income over the expected remaining life of the Triad partnerships.

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

Set forth below is information on the construction loan facilities entered into by each of the Triad Entities as of June 30, 2002 (dollars in thousands):

                                                      Loan Facilities to Triads
                                            ---------------------------------------------------
                                                           Amount
                            Entity          Commitment   Outstanding      Type      Lender
                --------------------------------------   -----------      ----      ------

                Triad I                      $50,000       $48,967   take-out      GMAC

                                                                                   Key Corporate
                Triad II                     $26,900       $26,623   mini-perm     Capital, Inc.

                Triad III                    $56,300       $56,270   mini-perm     Guaranty Bank

                Triad IV                     $18,600       $17,417   construction; Compass Bank
                                                                     mini-perm

                Triad V                      $ 8,903       $ 8,791   mini-perm     Bank of
                                                                                   America


    During 2001, Triad V was notified by the lender of its failure to comply with certain terms of its loan agreement with the lender. The lender, however, expressed its intention to work with Triad V and the lender and Triad V subsequently signed a new loan agreement in April 2002.

Summary financial information regarding the financial position as of June 30, 2002 and December 31, 2001 and results of operations for the six months ending June 30, 2002 and 2001 of the Triad Entities is as follows (in thousands):

                       CAPITAL SENIOR LIVING CORPORATION
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)


                                                                        June 30,     Dec. 31,
                                                                         2002          2001
                                                                      ----------    -------

                          Current assets...........................   $   3,447      $  4,827
                          Property and equipment, net..............     188,656       188,651
                          Other assets.............................      10,784         8,662
                                                                       --------      --------
                              Total assets.........................    $202,887      $202,140
                                                                       ========      ========

                          Current liabilities......................    $ 13,455      $ 17,374
                          Long-term debt...........................     224,075       208,991
                          Other long-term liabilities..............          --            21
                          Partnership deficit......................     (34,643)      (24,246)
                                                                       --------      --------
                              Total liabilities and partnership
                              deficit..............................    $202,887      $202,140
                                                                       ========      ========

                                                                          Six Months Ended
                                                                        June 30,     June 30,
                                                                         2002          2001
                                                                      ----------    -------

                          Net revenue..............................   $  11,980      $  7,138
                          Net loss.................................     (10,397)      (12,765)


The Company formed BRE/CSL with Blackstone in December 2001, and the joint venture will seek to acquire in excess of $200 million of senior housing properties. BRE/CSL is owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint venture, each of the Company and Blackstone must approve any acquisitions made by the joint venture. Each party must also contribute its pro rata portion of the costs of any acquisition. In December 2001, the joint venture acquired The Amberleigh at Woodside Farms, a 394 resident capacity independent living facility. In connection with the acquisition of Amberleigh by BRE/CSL, the Company contributed $1.8 million to the joint venture. During the second quarter of 2002, BRE/CSL obtained permanent financing for the Amberleigh community and the Company recovered $1.4 million of its contribution to the joint venture.

In addition, on June 13, 2002, the Company contributed to BRE/CSL four of its senior living communities with a capacity of approximately 600 residents. As a result of the contribution, the Company repaid $29.1 million of long-term debt to GMAC, received $7.3 million in cash from the venture and has a 10% equity interest in the venture.

The Company manages the five communities owned by BRE/CSL under long-term management contracts.

Forward-Looking Statements

Certain information contained in this report constitutes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The Company cautions readers that forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified. These factors include the Company's ability to find suitable acquisition properties at favorable terms, financing, licensing, business conditions, risks of downturns in economic condition generally, satisfaction of closing conditions such as those pertaining to licensure, and changes in accounting principles and interpretations among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

Item 3.  QUANTITATIVE AND QUALIITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk is exposure to changes in interest rates on debt instruments. As of June 30, 2002 the Company had $152.9 million in outstanding debt comprised of various fixed and variable rate debt instruments of $55.8 million and $97.1 million, respectively.

Changes in interest rates would affect the fair market value of the Company's fixed rate debt instruments but would not have an impact on the Company's earnings or cash flows. Fluctuations in interest rates on the Company's variable rate debt instruments, which are tied to either the LIBOR or the prime rate, would affect the Company's earnings and cash flows but would not affect the fair market value of the variable rate debt. For each percentage point change in interest rates the Company's annual interest expense would increase by approximately $1.0 million based on its current outstanding variable debt. In addition, an increase in interest rates could result in operating deficit obligations, relating to the Triad Entities, that could require funding by the Company.

                        CAPITAL SENIOR LIVING CORPORATION
                                OTHER INFORMATION

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

On January 31, 2002, the parties to the Delaware Action entered into a Memorandum of Understanding providing for the settlement of the Delaware Action subject to certain terms and conditions, including the filing of an amended complaint and receipt of the approval of the Court of Chancery. The proposed settlement contemplates the creation of a settlement fund in the amount of approximately $0.8 million, of which NHP will contribute approximately $0.3 million, the amount of the deductible of NHP's directors and officers' liability insurance policy at the time the Delaware Action was filed (the "D&O Policy"). Virtually all of the balance of the settlement fund will be contributed by the various insurance brokers and agents, and their insurers, in connection with the resolution of certain claims for coverage under the D&O Policy. The settlement contribution of the Company and its affiliates will be $43,000. If approved by the Court of Chancery, the settlement fund, less any award of attorney's fees for plaintiff's counsel approved by the court, will be distributed to a class of Assignee Holders of NHP. The parties have engaged in discussions subsequent to entering into the Memorandum of Understanding and the Company expects the parties to enter into additional settlement agreements in the near future; however, the Company cannot make any assurances that the parties will enter into any further settlement agreements or any assurances regarding the terms of any other settlement agreement.

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

                        CAPITAL SENIOR LIVING CORPORATION
                          OTHER INFORMATION (continued)

The Company (and two of its management subsidiaries) and Buckner Retirement Services, Inc. and a related Buckner entity have been named as defendants in a lawsuit brought by the heirs of a deceased resident who obtained nursing home services at a facility called Parkway Place. The Company managed Parkway Place through December 31, 2001. The plaintiffs in the lawsuit allege that the defendants were negligent in the care and treatment of the deceased and that her injuries and death were a direct and proximate result of the acts and omissions of the defendants. Plaintiffs recently made a demand of $7 million from the defendants. The Company vigorously denies any wrongdoing occurred in the treatment of the deceased and is vigorously defending the lawsuit. Furthermore, this claim is currently being defended by Company's insurance carrier, and the Company believes that there is sufficient liability insurance to cover any settlement or judgment rendered in the above stated case, subject to the insurance company's ordinary reservation of rights.

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

                  Not Applicable

Item 3.       DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 16, 2002. At the meeting, the stockholders voted to re-elect two directors of the Company, Lawrence A. Cohen and Craig F. Hartberg, to hold office until the annual meeting to be held in 2005 or until each person's successor is duly elected and qualified ("Proposal 1"). The other directors whose terms continue after the annual meeting are James A. Stroud, Keith N. Johannessen, Dr. Gordon I. Goldstein, James A. Moore and Dr. Victor Nee.

In addition, the stockholders were asked to consider and act upon a proposal to ratify Ernst & Young, LLP as the independent public accountants for the Company for the year 2002 ("Proposal 2"). No other matters were voted on at the annual meeting. A total of 18,860,084 shares were represented at the meeting in person or by proxy.

The number of shares that were voted for and that were withheld from, each of the director nominees in Proposal 1 was as follows:

     Director Nominee                 For              Withheld

     Lawrence A. Cohen            18,328,684          531,400
     Craig F. Hartberg            18,817,484           42,600

In Proposal 2, Ernst & Young LLP was ratified as the independent public accountants for the Company for fiscal 2002, with 18,815,552 shares voting for, 32,230 shares voting against and 12,302 shares abstaining.

Item 5.       OTHER INFORMATION

                  Not Applicable

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

                  (A)      Exhibits:

                  10.97 Amended and Restated Limited Liability Company Agreement of BRE/CSL Portfolio L.L.C. dated as of June 13, 2002 among BRE/CSL Holdings L.L.C., Capital Senior Living A, Inc. and Capital Senior Living Properties, Inc.

                  10.98    Contribution   Agreement   dated  December  31,  2001
                           between Capital Senior Living A, Inc. and BRE/CSL Holdings L.L.C.

                  99.1     Certification   Pursuant   to  Section   906  of  the
                           Sarbanes-Oxley Act of 2002

                  (B)      Reports on Form 8-K

                              Not Applicable

                        CAPITAL SENIOR LIVING CORPORATION
                                  June 30, 2002




Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capital Senior Living Corporation
(Registrant)


By:  /s/ Ralph A. Beattie
   ------------------------------------
     Ralph A. Beattie
     Executive Vice President and Chief Financial Officer
     (Principal Financial Officer and Duly Authorized Officer)

Date: August 5, 2002