Form 10-Q
period 2002-09-30
CAPITAL SENIOR LIVING CORP
filed 2002-11-14
CIK 1043000

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      Quarterly Report pursuant to Section 13
         or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

As of November 11, 2002, the Registrant had outstanding 19,736,837 shares of its Common Stock, $.01 par value.

                        CAPITAL SENIOR LIVING CORPORATION


                                      INDEX



                                                                                                 Page
                                                                                                 Number

Part I.  Financial Information
         Item 1.      Financial Statements

                      Consolidated Balance Sheets -  -
                      September 30, 2002 and December 31, 2001                                   3

                      Consolidated Statements of Income -  -
                      Three and Nine Months Ended September 30, 2002 and 2001                    4

                      Consolidated Statements of Cash Flows  -   -
                      Nine Months Ended September 30, 2002 and 2001                              5

                      Notes to Consolidated Financial Statements                                 6

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                       13

         Item 3.      Quantitative and Qualitative Disclosures About Market Risk                24

         Item 4.      Controls and Procedures                                                   24

Part II. Other Information

         Item 1.      Legal Proceedings                                                         25

         Item 6.      Exhibits and Reports on Form 8-K                                          26

Signature

Certifications


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                        CAPITAL SENIOR LIVING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                September 30,     December 31,
                                                                                    2002              2001
                                                                             ------------------ ------------------
                                    ASSETS                                       (Unaudited)        (Audited)
                                                                             ------------------ ------------------

  Current assets:
        Cash and cash equivalents..........................................       $    10,516        $      9,975
        Restricted cash....................................................             7,490               2,100
        Accounts receivable, net...........................................             1,251               1,438
        Accounts receivable from affiliates................................               526                 366
        Interest receivable................................................             4,877               6,072
        Investment in limited partnership..................................                --               5,774
        Federal and state income taxes receivable..........................               746               1,145
        Deferred taxes.....................................................             2,770               2,770
        Prepaid expenses and other.........................................             4,441               1,218
                                                                             ------------------ ------------------
              Total current assets.........................................            32,617              30,858
  Property and equipment, net..............................................           154,155             196,821
  Deferred taxes...........................................................             7,238               7,540
  Notes receivable from affiliates.........................................            75,030              59,020
  Investments in limited partnerships......................................             1,375               1,827
  Assets held for sale.....................................................             4,494               4,924
  Other assets.............................................................             4,862               7,092
                                                                             ------------------ ------------------
              Total assets.................................................       $   279,771        $    308,082
                                                                             ================== ==================

                     LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
        Accounts payable...................................................       $     5,808        $      3,040
        Accrued expenses...................................................             2,302               3,363
        Current portion of notes payable...................................             8,997              25,594
        Customer deposits..................................................             1,035               1,144
                                                                             ------------------ ------------------
              Total current liabilities....................................            18,142              33,141
  Deferred income..........................................................                --                 507
  Deferred income from affiliates..........................................             1,387               1,750
  Notes payable, net of current portion....................................           134,885             149,202
  Line of credit...........................................................             7,387               7,553
  Minority interest in consolidated partnership............................               894               2,385
  Commitments and contingencies
  Shareholders' equity:
        Preferred stock, $.01 par value:
              Authorized shares 15,000,000; no shares issued or outstanding                --                  --
        Common stock, $.01 par value:
              Authorized shares 65,000,000; issued and outstanding
              19,736,837 and 19,717,347 at September 30, 2002 and
              December 31, 2001, respectively..............................               197                 197
        Additional paid-in capital.........................................            91,990              91,935
        Retained earnings..................................................            24,889              21,412
                                                                             ------------------ ------------------
              Total shareholders' equity...................................           117,076             113,544
                                                                             ------------------ ------------------
              Total liabilities and shareholders' equity...................       $   279,771        $    308,082
                                                                             ================== ==================

                             See accompanying notes.



                        CAPITAL SENIOR LIVING CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)

                                                            Three Months Ended                Nine Months Ended
                                                               September 30,                          September 30,
                                                     --------------------------------- --------------------------------
                                                           2002             2001             2002             2001
                                                     ---------------- ---------------- ---------------- ----------------
                                                       (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)


Revenues:
      Resident and healthcare revenue...........         $    13,401      $    15,123     $     44,309     $     47,262
      Rental and lease income...................                  --              916               37            3,053
      Unaffiliated management services revenue..                 258              446              836            1,478
      Affiliated management services revenue....                 609              449            1,463            1,269
      Unaffiliated development fees.............                  --               --               --               40
      Affiliated development fees...............                 273               63              672              341
                                                     ---------------- ---------------- ---------------- ----------------
          Total revenues........................              14,541           16,997           47,317           53,443

Expenses:
      Operating expenses........................               8,148            9,407           25,802           28,386
      General and administrative expenses.......               2,945            3,110            9,060            9,705
      Depreciation and amortization.............               1,327            1,738            4,507            5,234
                                                     ---------------- ---------------- ---------------- ----------------
          Total expenses........................              12,420           14,255           39,369           43,325
                                                     ---------------- ---------------- ---------------- ----------------

Income from operations..........................               2,121            2,742            7,948           10,118

Other income (expense):
      Interest income...........................               1,521            1,616            4,384            4,749
      Interest expense..........................              (2,489)          (3,743)          (8,065)         (11,835)
      Equity in the gains (losses) of affiliates                  14              (62)              45             (398)
      Gain on sale of assets....................                  --            2,425            1,929            2,425
                                                     ---------------- ---------------- ---------------- ----------------
Income before income taxes, minority interest in
      consolidated partnership and extraordinary
      charge....................................               1,167            2,978            6,241            5,059
Provision for income taxes......................                (543)            (724)          (2,127)          (1,354)
                                                     ---------------- ---------------- ---------------- ----------------
Income before minority interest in consolidated
      partnership and extraordinary charge......                 624            2,254            4,114            3,705
Minority interest in consolidated partnership...                 264           (1,072)            (637)          (1,493)
                                                     ---------------- ---------------- ---------------- ----------------
Income before extraordinary charge..............                 888            1,182            3,477            2,212
Extraordinary charge, net of minority interest and
     income tax benefit of $187 and $94,
     respectively ................................                --             (153)              --             (153)
                                                     ---------------- ---------------- ---------------- ----------------
Net income......................................         $       888      $     1,029     $      3,477     $      2,059
                                                     ================ ================ ================ ================

Per share data:
   Basic earnings per share:
      Income before extraordinary charge........         $      0.05      $      0.06     $       0.18     $       0.11
      Extraordinary charge......................                 --             (0.01)             --             (0.01)
                                                     ---------------- ---------------- ---------------- ----------------
      Net income................................         $      0.05      $      0.05     $       0.18     $       0.10
                                                     ================ ================ ================ ================
   Diluted earnings per share:
      Income before extraordinary charge........         $      0.04      $      0.06     $       0.17     $       0.11
      Extraordinary charge......................                 --             (0.01)             --             (0.01)
                                                     ---------------- ---------------- ---------------- ----------------
      Net income................................         $      0.04      $      0.05     $       0.17     $       0.10
                                                     ================ ================ ================ ================
      Weighted average shares outstanding - basic             19,727           19,717           19,722           19,717
                                                     ================ ================ ================ ================
      Weighted average shares outstanding - diluted           19,845           19,731           19,948           19,722
                                                     ================ ================ ================ ================


                             See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                               Nine Months Ended September 30,
                                                                            -----------------------------------
                                                                                  2002               2001
                                                                            ------------------ ----------------
                                                                               (Unaudited)       (Unaudited)

    Operating Activities
    Net income..........................................................    $         3,477    $         2,059
    Adjustments to reconcile net income to net
      cash provided by operating activities:
          Depreciation and amortization.................................              4,507              5,234
          Amortization of deferred financing charges....................                615                690
          Gain on sale of assets........................................             (1,929)            (2,425)
          Equity in the (gains) losses of affiliates....................                (45)               398
          Minority interest in consolidated partnership.................                637              1,493
          Deferred tax expense..........................................                302                302
          Change in deferred income.....................................               (507)                --
          Change in deferred income from affiliates.....................               (363)              (311)
          Writedown of assets held for sale.............................                500                 --
          Non-cash compensation.........................................                 14                 --
          Extraordinary charge, net of minority interest and income tax
          benefit.......................................................                 --                153
          Changes in operating assets and liabilities:
              Accounts receivable.......................................                187              1,154
              Accounts receivable from affiliates.......................               (160)             2,173
              Interest receivable.......................................             (3,979)            (3,101)
              Notes receivable..........................................                 --                570
              Prepaid expenses and other................................             (3,223)            (1,316)
              Other assets..............................................                264             (1,128)
              Federal and state income taxes............................                405              1,586
              Accounts payable and accrued expenses.....................              1,989               (490)
              Customer deposits.........................................               (109)               126
                                                                            ------------------ ----------------
    Net cash provided by operating activities...........................              2,582              7,167
    Investing Activities
    Capital expenditures................................................             (1,418)            (1,866)
    Proceeds from the sale of assets....................................              5,187              3,637
    Proceeds from the sale of assets to BRE/CSL.........................              7,287                 --
    Advances to affiliates
          Operational...................................................             (8,312)           (12,952)
          Non Operational...............................................             (3,389)              (197)
    Distribution from limited partnerships..............................              7,125                285
                                                                            ------------------ ----------------
    Net cash provided by (used in) investing activities.................              6,480            (11,093)
    Financing Activities
    Proceeds from notes payable and line of credit......................              4,237              3,207
    Repayment of notes payable..........................................             (5,068)            (4,416)
    Restricted cash.....................................................             (5,390)            (2,100)
    Proceeds from the issuance of common stock..........................                 35                 --
    Distributions to minority partners..................................             (2,128)            (5,867)
    Deferred loan charges paid..........................................               (207)                (2)
                                                                            ------------------ ----------------
    Net cash used in financing activities...............................             (8,521)            (9,178)
                                                                            ------------------ ----------------
    Increase (decrease) in cash and cash equivalents....................                541            (13,104)
    Cash and cash equivalents at beginning of period....................              9,975             23,975
                                                                            ------------------ ----------------
    Cash and cash equivalents at end of period..........................    $        10,516    $        10,871
                                                                            ================== ================
    Supplemental disclosures:
    Cash paid during the period for:
           Interest.....................................................    $         7,483    $        10,965
                                                                            ================== ================
           Income taxes.................................................    $         1,690    $           545
                                                                            ================== ================


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

The accompanying consolidated balance sheet, as of December 31, 2001, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2001, and the accompanying unaudited consolidated financial statements, as of September 30, 2002 and 2001, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2002.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals, except for a writedown on an asset held for sale of $0.5 million) necessary to present fairly the Company's financial position as of September 30, 2002, results of operations for the three and nine months ended September 30, 2002 and 2001, respectively, and cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results for the year ending December 31, 2002.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", effective for years beginning after December 15, 2001. This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and FASB Statement No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events", while retaining many of the fundamental provisions of SFAS 121 regarding the recognition and measurement of the impairment of long-lived assets to be held and used. The Statement provides guidance on estimating cash flows when performing recoverability test and establishes more restrictive criteria to classify an asset as held for sale. The adoption of SFAS 144 did not have a material effect on the Company's net income or financial position.

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

The Company has an approximate 1% limited partnership interest in each of the Triad Entities and is accounting for these investments under the equity method of accounting based on the provisions of the Triad Entities partnership agreements. The Company had loan commitments to the Triad Entities for construction and pre-marketing expenses, in addition to requirements to fund the Triad Entities' operating deficits through

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

operating deficit guarantees provided for in its management agreements with the Triad Entities. The Company evaluates the carrying value of these receivables by comparing the cash flows expected from the operations of the Triad Entities to the carrying value of the receivables. These cash flow models consider lease-up rates, expected operating costs, debt service requirements and various other factors. In addition, the Company entered into a support agreement with the Triad Entities during the third quarter, whereby, each of Triad II, Triad III, Triad IV and Triad V agreed to loan excess cash flow of such Triad to any one or more of Triad I, Triad II, Triad III, Triad IV and Triad V. The carrying value of the notes receivable from the Triad Entities could be adversely affected by a number of factors including the Triad communities experiencing slower than expected lease-up, lower than expected lease rates, higher than expected operating costs, increases in interest rates, issues involving debt service requirements, general adverse market conditions, other economic factors and changes in accounting guidelines. Management believes, based on the support agreement, factors within its control and the future achievement of the assumptions used in these cash flow models, which are consistent with our operating experience, that the carrying value of the notes receivable are fully recoverable.

The Financial Accounting Standards Board issued an exposure draft on a proposed interpretation of ARB No. 51 relating to the "Consolidation of Certain Special-Purpose Entities." This draft interpretation if adopted could result in the Company consolidating the financial statements of certain partnerships, including Triad Entities, currently accounted for separately under the equity method of accounting. If adopted, this draft interpretation would be applied to periods beginning after March 15, 2003. There can be no assurance that the draft interpretation will be adopted, or if adopted, will or will not be modified significantly and there can be no assurance as to the effective date if adopted.

The following table sets forth, as of September 30, 2002, the capital invested in each of the Triad Entities, information related to loans made by the Company to each Triad Entity and information on deferred income related to each Triad Entity (dollars in thousands):


                                                       Notes Receivable                             Deferred Income
                                  -----------------------------------------------------------    ------------------------
                                                                                                           Development/
                       Capital    Committed    Interest                  Note        Deficit                Management
      Entity         Investment    Amount        Rate     Maturity      Balance      Funding     Interest       Fees
      ------         ----------    ------        ----     --------      -------      -------     --------  ------------

Triad Senior
Living I, L.P.
(Triad I)              $    --     $    --        8.0%       --        $    --         $14,680     $ 75        $ 291

Triad Senior
Living II, L.P.                                           Sept. 25,
(Triad II)                  --      15,000        8.0%      2003        15,000           6,180      113          149

Triad Senior
Living III, L.P.                                           Feb. 8,
(Triad III)                 --      15,000        8.0%      2004        15,000           9,290      123          292

Triad Senior
Living IV, L.P.                                            Dec. 30,
(Triad IV)                  --      10,000        8.0%       2003        9,998              --      149          107

Triad Senior
Living V, L.P.                                             June 30,
(Triad V)                   --      10,000        8.0%       2004        4,882              --       29           25


The Company continues to classify its notes receivable from Triad II as long-term as the Company expects to extend the maturity date of its notes receivable with Triad II.

The Company typically receives a development fee of 4% of project costs, as well as reimbursement of expenses and overhead not to exceed 4% of project costs.

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

These fees are recorded over the term of the development project on a basis approximating the percentage of completion method. In addition, when the properties become operational, the Company typically receives management fees in an amount equal to the greater of 5% of gross revenues or $5,000 per month per community, plus overhead expenses.

The Company has the option, but not the obligation, to purchase the partnership interests of the other partners in the Triad Entities, except for Triad I, for an amount equal to the amount paid for the partnership interest by the other partners, plus a noncompounded return of 12% per annum. In addition, each Triad Entity except Triad I provides the Company with an option, but not the obligation, to purchase the communities developed by the applicable partnership upon their completion for an amount equal to the fair market value (based on a third-party appraisal but not less than hard and soft costs and lease-up costs) of the applicable community.

The Company has the option to purchase the Triad I communities for an amount specified in the partnership agreement. Furthermore, Lehman has agreed to withdraw as a partner in the Triad I partnership to the extent it has received, on or before November 1, 2004, distributions in an amount equal to its capital contributions.

The Company is currently reviewing its purchase options relating to the Triad Entities but has made no determination as to whether it will exercise any of these purchase options.

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

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Set forth below is information on the construction/permanent loan facilities entered into by each of the Triad Entities as of September 30, 2002 (dollars in thousands):

                                                                    Loan Facilities to Triads
                                                     ---------------------------------------------------
                                      Number of                     Amount
                    Entity           Communities     Commitment   Outstanding    Type        Lender
              ---------------------  -----------     ----------   -----------  ----------  -------------

              Triad I                      7          $50,000       $48,647   take-out      GMAC

                                                                                            Key Corporate
              Triad II                     3          $26,900       $26,473   mini-perm     Capital, Inc.

              Triad III                    6          $56,300       $56,270   mini-perm     Guaranty Bank

              Triad IV                     2          $18,600       $18,404   construction; Compass Bank
                                                                              mini-perm

              Triad V                      1          $ 8,903       $ 8,823   mini-perm     Bank of America


Summary financial information regarding the financial position as of September 30, 2002 and December 31, 2001 and results of operations for the nine months ended September 30, 2002 and 2001 of the Triad Entities is as follows (in thousands):


                                                                        Sept. 30,      Dec. 31,
                                                                          2002           2001
                                                                      ----------      ---------

                          Current assets...........................   $    4,139      $  4,827
                          Property and equipment, net..............      186,457       188,651
                          Other assets.............................       10,983         8,662
                              Total assets.........................    $ 201,579      $202,140

                          Current liabilities......................    $  15,101      $ 17,374
                          Long-term debt...........................      226,245       208,991
                          Other long-term liabilities..............           --            21
                          Partnership deficit......................      (39,767)      (24,246)
                              Total liabilities and partnership
                              deficit..............................    $ 201,579      $202,140


                                                                         Nine Months Ended
                                                                       -----------------------
                                                                       Sept. 30,     Sept. 30,
                                                                         2002          2001
                                                                       ---------    ----------

                          Net revenue..............................   $  19,185      $ 11,901
                          Operating and general & administrative...      21,208        17,232
                          Depreciation.............................       4,130         3,792
                          Operating loss...........................      (6,153)       (9,123)
                          Net loss.................................     (15,521)      (18,546)

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

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


In addition, on June 13, 2002, the Company contributed to BRE/CSL four of its senior living communities with a capacity of approximately 600 residents. As a result of the contribution, the Company repaid $29.1 million of long-term debt to GMAC Commercial Mortgage Corporation ("GMAC"), received $7.3 million in cash from the venture and has a 10% equity interest in the venture.

The Company manages the five communities owned by BRE/CSL under long-term management contracts. The Company has deferred $34,000 of management fee income as a result of its 10% interest in the BRE/CSL joint venture.

3.       NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share considers the dilutive effect of outstanding options calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share amounts):

                                                            Three Months Ended               Nine Months Ended
                                                               September 30,                    September 30,
                                                         --------------------------       --------------------------
                                                           2002             2001            2002            2001


        Income before extraordinary charge               $     888        $   1,182       $   3,477       $   2,212
        Extraordinary charge                                    --             (153)             --            (153)
        Net income                                       $     888        $   1,029       $   3,477       $   2,059

        Weighted average shares outstanding - basic         19,727           19,717          19,722          19,717
        Effect of dilutive securities:
           Employee stock options                              118               14             226               5
        Weighted   average  shares   outstanding  -         19,845           19,731          19,948          19,722
        diluted
        Basic earnings per share:
           Income before extraordinary charge            $    0.05        $    0.06       $    0.18       $    0.11
           Extraordinary charge                          $      --        $   (0.01)      $     --        $   (0.01)
           Net income                                    $    0.05        $    0.05       $    0.18       $    0.10
        Diluted earnings per share:
           Income before extraordinary charge            $    0.04        $    0.06       $    0.17       $    0.11
           Extraordinary charge                          $      --        $   (0.01)      $      --       $   (0.01)
           Net income                                    $    0.04        $    0.05       $    0.17       $    0.10



Options to purchase 1.1 million shares of common stock at prices ranging from $3.13 to $13.50 per share were not included in the computation of diluted earnings per share because the average daily price of the common stock during the third quarter and first nine months of fiscal 2002 did not exceed the exercise price of the options, and therefore, the effect would not be dilutive. For the third quarter and first nine months of fiscal 2001, options to purchase
1.0 million shares of common stock at prices ranging from $2.00 to $13.50 per share were not included in the computation of diluted earnings per share because the average daily price of the common stock did not exceed the exercise price of the options, and therefore, the effect would not be dilutive.

During fiscal 2002, the Company granted options to certain employees to purchase 112,000 shares of the Company's common stock at exercise prices ranging from $3.13 to $4.14. In addition, during fiscal 2002, the Company issued 19,490 shares of common stock pursuant to the exercise of stock options by certain employees of the Company.

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



4.       CONTINGENCIES

On or about October 23, 1998, Robert Lewis filed a putative class action complaint on behalf of certain holders of assignee interests (the "Assignee Interests") in NHP Retirement Housing Partners I Limited Partnership ("NHP") in the Delaware Court of Chancery, Civil Action No. 16725 (the "Delaware Action") against NHP, the general partner of NHP ("General Partner"), the Company and Capital Senior Living Properties 2-NHPCT, Inc. (collectively, the "Defendants"). The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the NHP Partnership Agreement in connection with the sale of four properties by NHP to Capital Senior Living Properties 2-NHPCT, Inc. in September 1998 (the "1998 Transaction"). The complaint sought, among other relief, rescission of the 1998 Transaction and unspecified damages. Subsequently, the plaintiff amended his complaint adding allegations challenging the terms of the sale in December 2001 of the Amberleigh retirement facility to BRE/CSL. On December 6, 2001, Leonard Kalmenson filed a motion to intervene in the Delaware Action on behalf of a putative class of holders of Pension Notes of NHP in the event the Court of Chancery determines that the claims asserted in the Delaware Action are derivative in nature.

On October 18, 2002, the Delaware Court of Chancery entered a Final Order and Judgment (i) certifying a class consisting of all record and beneficial holders of Assignee Interests of NHP as of September 30, 1998 or any time thereafter,
(ii) approving as fair, reasonable and adequate a settlement of the Delaware Action calling for the creation of a settlement fund in the amount of approximately $0.8 million, (iii) dismissing the Delaware Action with prejudice and releasing, among other things, all the claims asserted therein, and (iv) awarding attorneys' fees and expenses in the amount of $0.3 million to be paid from the settlement fund to counsel for the class. NHP previously contributed $0.3 million to the creation of the settlement fund, which is the amount of the deductible of NHP's directors and officers' liability insurance policy at the time the Delaware Action was filed (the "D&O Policy"). Virtually all of the balance of the settlement fund was contributed by various insurance brokers and agents, and their insurers, in connection with the resolution of certain claims for coverage under the D&O Policy. In accordance with the settlement, approximately $0.6 million (the amount of the settlement fund minus the award for attorneys' fees and expenses) will be distributed to the class of Assignee Holders on a pro rata basis after the settlement becomes final.

On October 9, 2002, the Company entered into a settlement agreement (the "Agreement") with Buckner Retirement Services, Inc. ("Buckner") relating to the Company's claim for reimbursement of health care expenses pursuant to the Management Agreement between the parties. Pursuant to the Agreement, Buckner waived any claims against the Company for early termination by the Company of its Management Agreement with Buckner at the Parkway Place facility ("Parkway Place") and additionally agreed to pay certain damages to the Company.

In the third quarter, the insurance carriers of Buckner and the Company settled a claim, at no cost to the Company, on behalf of the Company (and two of its management subsidiaries), Buckner, and a related Buckner entity who had been named as defendants in a lawsuit brought by the heirs of a deceased resident who obtained nursing home services at Parkway Place. The Company managed Parkway Place for Buckner through December 31, 2001. The Company and Buckner vigorously denied any wrongdoing occurred in the treatment of the deceased.

The Company has other pending claims incurred in the course of business. Most of these claims are believed by management to be covered by insurance, subject to normal reservations of rights by the insurance companies and possibly subject to certain exclusions in the applicable insurance policies. Whether or not covered

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


by insurance, these claims, in the opinion of management, based on advice of legal counsel, should not have a material effect on the financial statements of the Company if determined adversely to the Company.

5.       NOTES PAYABLE

During the third quarter of fiscal 2002 the Company and Bank One, N.A. modified the terms of the Company's line of credit with the lender. The new terms extend the maturity date of the line of credit to January 15, 2006 and modify certain loan covenants. The agreement also required the Company to begin making monthly principal payments in addition to payments of interest commencing on August 1, 2002 and as a result the Company has classified $0.2 million to current portion of notes payable.

Subsequent to the end of the third quarter of fiscal 2002, the Company completed the renegotiation with GMAC of the mortgage loan on its Sedgwick Plaza community. The new terms modified certain loan covenants. The mortgage loan has a maturity date of September 1, 2005. On June 13, 2002, GMAC required the Company to pledge $5.4 million as collateral on the outstanding mortgage loan relating to the Sedgwick Plaza community. The pledged cash is classified as restricted cash on the Company's balance sheet. Subsequent to the end of the Company's third quarter of fiscal 2002, GMAC released $2.0 million of the pledged cash and upon the Company achieving certain performance measures, all or a portion of the remainder of the pledged cash may be released in fiscal 2003.

In addition, subsequent to the end of the third quarter, the Company renegotiated the terms and extended the maturity on its $20 million note payable to Newman Financial Services Inc. ("Newman") to October 15, 2004. The terms of the new agreement with Newman require the Company to begin making quarterly principal payments on one of its two promissory notes with Newman beginning on January 15, 2003 and as a result the Company has classified $3.5 million to current portion of notes payable.

6.       MANAGEMENT AGREEMENTS

The Company's current management contracts expire on various dates through September 2022 and provide for management fees based on 5% of net revenues. In addition, certain of the contracts provide for supplemental incentive fees and/or require subordination of a portion of the Company's management fee based upon the financial performance of the managed community.

On February 28, 2002, ILM Senior Living II, Inc. ("ILM II") notified the Company that it had entered into an agreement to sell the five senior living communities managed by the Company and would, therefore, be terminating the Company's management agreement for these five communities effective April 1, 2002. As of April 1, 2002, the Company no longer manages these communities.

On March 1, 2002, affiliates of LCOR Incorporated ("LCOR") notified the Company of their intent to terminate the LCOR Management Agreements, effective May 31, 2002, as a result of the Company not funding certain alleged operating deficits, which the Company could optionally fund under the LCOR Management Agreements. The Company notified LCOR that the Company believes this termination was without cause and continues to manage the four senior living communities under its management agreement with LCOR. In addition, the Company is currently negotiating with LCOR and the entities, which own the four senior living communities to acquire LCOR's interests in these entities.

                        CAPITAL SENIOR LIVING CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis addresses (i) the Company's results of operations for the three and nine months ended September 30, 2002 and 2001, respectively, and (ii) liquidity and capital resources of the Company and should be read in conjunction with the Company's consolidated financial statements contained elsewhere in this report.

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

The Company generates revenue from a variety of sources. For the three months ended September 30, 2002, the Company's revenue was derived as follows: 92.2% from the operation of 14 owned senior living communities that are operated by the Company; 5.9% from management fees arising from management services provided for 24 affiliate owned senior living communities and five third party owned senior living communities and 1.9% derived from development fees earned for managing the development and construction of new senior living communities for the Triad Entities.

For the nine months ended September 30, 2002, the Company's revenue was derived as follows: 93.6% from the operation of 18 (14 after June 13, 2002) owned senior living communities that are operated by the Company; 0.1% from lease rentals for triple net leases; 4.9% from management fees arising from management services provided for 24 affiliate owned senior living communities and ten (five after April 1, 2002) third party owned senior living communities and 1.4% derived from development fees earned for managing the development and construction of new senior living communities for the Triad Entities.

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

The Company's current management contracts expire on various dates through September 2022 and provide for management fees based on 5% of net revenues. In addition, certain of the contracts provide for supplemental incentive fees and/or require subordination of a portion of the Company's management fee based upon the financial performance of the managed community.

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

The Company, through its ownership in Healthcare Properties, L.P. ("HCP"), leased two properties under triple net leases both of which were sold during the first quarter of 2002. After the sale of these properties, HCP owns one community that is currently classified as held for sale. In the third quarter of fiscal 2002, HCP recorded a $0.5 million writedown on the carrying value of its remaining community.

The Company formed BRE/CSL with Blackstone in December 2001, and the joint venture will seek to acquire in excess of $200 million of senior housing properties. BRE/CSL is owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint venture, each of the Company and Blackstone must approve any acquisitions made by the joint venture. Each party must also contribute its pro rata portion of the costs of any acquisition. In December 2001, the joint venture acquired Amberleigh, a 394 resident capacity independent living facility. In connection with the acquisition of Amberleigh by BRE/CSL, the Company contributed $1.8 million to the joint venture. During the second quarter of 2002, BRE/CSL obtained permanent financing for the Amberleigh community and the Company recovered $1.4 million of its contribution to the joint venture.

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

                                               Three Months Ended                       Nine Months Ended
                                                  September 30,                           September 30,
                                     --------------------------------------- ----------------------------------------
                                            2002                2001                2002                   2001
  ---------------------------------- ------------------- ------------------- -------------------- -------------------
                                         $          %        $         %          $         %          $        %
                                     ---------- -------- --------- --------- ---------- --------- ---------- --------
  Revenues:
       Resident and healthcare
       revenue...................     $ 13,401     92.2  $ 15,123      89.0    $44,309      93.6    $47,262     88.4
       Rental and lease income...           --       --       916       5.4         37       0.1      3,053      5.7
       Unaffiliated management
       service revenue...........          258      1.8       446       2.6        836       1.8      1,478      2.8
       Affiliated management
       service revenue...........          609      4.1       449       2.6      1,463       3.1      1,269      2.4
       Unaffiliated development
       fees......................           --       --        --        --         --        --         40      0.1
       Affiliated development fees         273      1.9        63       0.4        672       1.4        341      0.6
                                     ---------- -------- --------- --------- ---------- --------- ---------- --------
       Total revenue.............       14,541    100.0    16,997     100.0     47,317     100.0     53,443    100.0

  Expenses:
       Operating expenses........        8,148     56.0     9,407      55.4     25,802      54.5     28,386     53.1
       General and administrative
          expenses...............        2,945     20.3     3,110      18.3      9,060      19.1      9,705     18.2
       Depreciation and
          amortization...........        1,327      9.1     1,738      10.2      4,507       9.5      5,234      9.8
                                     ---------- -------- --------- --------- ---------- --------- ---------- --------
         ..        Total expenses       12,420     85.4    14,255      83.9     39,369      83.2     43,325     81.1
                                     ---------- -------- --------- --------- ---------- --------- ---------- --------
  Income from operations ........        2,121     14.6     2,742      16.1      7,948      16.8     10,118     18.9
  Other income (expense):
       Interest income...........        1,521     10.5     1,616       9.5      4,384       9.3      4,749      8.9
       Interest expense..........       (2,489)   (17.1)   (3,743)    (22.0)    (8,065)    (17.0)   (11,835)   (22.1)
       Equity in the gains
       (losses) of affiliates....           14      0.1       (62)     (0.4)        45       0.1       (398)    (0.7)
       Gain on sales of assets...           --       --     2,425      14.3      1,929      4.1       2,425      4.5
                                     ---------- -------- --------- --------- ---------- --------- ---------- --------
       Income before income taxes
       minority interest in
       consolidated partnership
       and extraordinary charge..        1,167      8.0     2,978      17.5      6,241      13.2      5,059      9.5
       Provision for income taxes         (543)    (3.7)     (724)     (4.2)    (2,127)     (4.5)    (1,354)    (2.5)
                                     ---------- -------- --------- --------- ---------- --------- ---------- --------
  Income before minority interest
  in consolidated partnership
  and extraordinary charge.......          624      4.3     2,254      13.3      4,114       8.7      3,705      7.0
  Minority interest in consolidated
        Partnership..............          264      1.8    (1,072)     (6.3)      (637)     (1.3)    (1,493)    (2.8)
                                     ---------- -------- --------- --------- ---------- --------- ---------- --------
  Net income before extraordinary
  charge.........................          888      6.1     1,182       7.0      3,477       7.3      2,212      4.1
  Extraordinary charge, net of
  minority interest and income tax
  benefit of $187 and $94,
  respectively...................           --       --      (153)     (0.9)        --        --       (153)    (0.3)
                                     ---------- -------- --------- --------- ---------- --------- ---------- --------
  Net income.....................        $ 888      6.1  $ 1, 029       6.1     $3,477      7.3      $2,059     3.9
                                     ========== ======== ========= ========= ========== ========= ========== ========


                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Revenues. Total revenues were $14.5 million in the three months ended September 30, 2002 compared to $17.0 million for the three months ended September 30, 2001, representing a decrease of $2.5 million or 14.4%. This decrease in revenue is primarily the result of a $1.7 million decrease in resident and healthcare revenue, a decrease of $0.9 million in rental and lease income and a decrease in unaffiliated management services revenue of $0.2 million offset by an increase in affiliated management services revenue of $0.1 million and an increase in affiliated development fees of $0.2 million. The decrease in resident and healthcare revenue reflects the loss of revenue from the Cambridge community of $0.1 million, which was sold in August 2001, along with a loss of revenue on the four communities contributed to BRE/CSL of approximately $2.8 million offset by an overall increase in revenue at the Company's other communities of approximately $1.2 million. The decrease in rental and lease income results from the expiration of the HealthSouth master lease on four communities owned by HCP and the sale by HCP of its two remaining communities that were previously leased to third parties. HCP continues to own one community, which is currently held for sale. Unaffiliated management services revenue decreased by $0.2 million primarily as a result of the termination of the Company's management contracts with Buckner.

Expenses. Total expenses were $12.4 million in the third quarter of fiscal 2002 compared to $14.3 million in the third quarter of fiscal 2001, representing a decrease of $1.9 million or 12.9%. This decrease in expenses is the result of a $1.3 million decrease in operating expenses, a $0.2 million decrease in general and administrative expenses and a decrease in depreciation expense of $0.4 million. This reduction in expenses primarily results from the sale of the Cambridge community and the contribution of the four communities to BRE/CSL. Operating expenses in fiscal 2002 included a $0.5 million writedown on the carrying value of HCP's community that is held for sale.

Other income and expense. Interest expense decreased $1.2 million to $2.5 million in the third quarter of 2002 compared to $3.7 million in the third quarter of 2001. This 33.5% decrease in interest expense is the result of lower interest rates on the Company's variable rate loans and lower debt outstanding in the current year primarily from the repayment of debt related to the four communities contributed to BRE/CSL. Interest income represents interest earned on loans the Company has made to the Triad Entities along with interest earned on the Company's investment in the NHP Pension Notes. Interest income decreased as a result of the NHP Pension Notes being redeemed in January 2002. The gain on sales of properties of $2.4 million in fiscal 2001 resulted from the sale of the Cambridge community owned by HCP along with another small facility owned by HCP. Equity in the earnings of affiliates represents the Company's share of the earnings and losses from the Company's investments in BRE/CSL and the Triad Entities.

Provision for income taxes. Provision for income taxes in the third quarter of fiscal 2002 was $0.5 million or 37.9% of taxable income, compared to $0.7 million or 38.0% of taxable income in the comparable quarter for 2001. The effective tax rates for the third quarter of 2002 and 2001 differ from the statutory tax rates because of state income taxes and permanent tax differences.

Minority interest. Minority interest reflects a net loss at HCP in the third quarter of fiscal 2002 compared to net income at HCP in the third quarter of fiscal 2001 primarily from the sale of the Cambridge community and another small facility owned by HCP.

Net income. As a result of the foregoing factors, net income decreased to $0.9 million for the three months ended September 30, 2002, as compared to $1.0 million for the three months ended September 30, 2001.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

Revenues. For the nine months ended September 30, 2002, total revenues were $47.3 million compared to $53.4 million for the nine months ended September 30, 2001, representing a decrease of $6.1 million or 11.5%. This decrease in revenue is primarily the result of a $3.0 million decrease in resident and healthcare revenue, a decrease of $3.0 million in rental and lease income, a decrease of $0.4 million in management services revenue offset by an increase in development fee revenue of $0.3 million. The decrease in resident and healthcare revenue reflects the loss of revenue from the Cambridge community of $2.9 million, which was sold in August 2001, along with a loss of revenue on the four communities

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


contributed to BRE/CSL of approximately $3.0 million offset by an overall increase in revenue at the Company's other communities of approximately $2.9 million. The decrease in rental and lease income results from the expiration of the HealthSouth master lease on four communities owned by HCP and the sale by HCP of its two remaining communities that were previously leased to third parties. Management services revenue decreased by $0.4 million primarily as a result of the termination of the Company's management contracts with Buckner.
The increase in development fee income results from fees earned on the completion of two communities for Triad IV.

Expenses. Total expenses decreased $4.0 million or 9.1% to $39.3 million in the first nine months of fiscal 2002 compared to $43.3 million in the first nine months of fiscal 2001. This decrease in expenses is the result of a $2.6 million decrease in operating expenses, a $0.7 million decrease in general and administrative expenses and a decrease in depreciation expense of $0.7 million. This reduction in expenses primarily results from the sale of the Cambridge community and the contribution of the four communities to BRE/CSL. Operating expenses in fiscal 2002 included a $0.5 million writedown on the carrying value of HCP's community that is held for sale.

Other income and expense. Interest expense decreased $3.7 million to $8.1 million in the first nine months of 2002 compared to $11.8 million in the first nine months of 2001. This 31.9% decrease in interest expense is the result of lower interest rates on the Company's variable rate loans and lower debt outstanding in the current year primarily from the repayment of debt related to the four communities contributed to BRE/CSL. Interest income represents interest earned on loans the Company has made to the Triad Entities along with interest earned on the Company's investment in the NHP Pension Notes. Interest income decreased as a result of the NHP Pension Notes being redeemed in January 2002. Gain on sale of assets in fiscal 2002 reflects the sale/contribution of six communities and one parcel of land for net proceeds of $12.5 million, which resulted in the recognition of a $1.9 million gain on sale. The gain on sales of properties of $2.4 million in fiscal 2001 resulted from the sale of the Cambridge community owned by HCP along with another small facility owned by HCP. Equity in the earnings of affiliates represents the Company's share of the earnings and losses from the Company's investments in BRE/CSL and the Triad Entities.

Provision for income taxes. Provision for income taxes in the first nine months of fiscal 2002 was $2.1 million or 38.0% of taxable income, compared to $1.4 million or 38.0% of taxable income in the comparable period of fiscal 2001. The effective tax rates for the first nine months of fiscal 2002 and 2001 differ from the statutory tax rates because of state income taxes and permanent tax differences.

Minority interest. The reduction in minority interest of $0.9 million in the first nine months of fiscal 2002 compared to the prior year is primarily due to the sale of the Cambridge community and another small facility owned by HCP during the third quarter of fiscal 2001.

Extraordinary charge. The Company recognized an extraordinary charge, net of minority interest and income tax benefit, of $0.2 million in fiscal 2001. This charge resulted from a loan foreclosure on HCP's McCurdy community.

Net income. As a result of the foregoing factors, net income increased $1.4 million to $3.5 million for the nine months ended September 30, 2002, as compared to $2.1 million for the nine months ended September 30, 2001.

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)



Liquidity and Capital Resources

In addition to approximately $10.5 million of cash balances on hand as of September 30, 2002, the Company's principal source of liquidity is expected to be cash flows from operations, proceeds from the sale of noncore assets, and cash flows from BRE/CSL. Of the $10.5 million in cash balances, $0.8 million relates to cash held by HCP. The Company expects its available cash and cash flows from operations, proceeds from the sale of assets, and cash flows from BRE/CSL to be sufficient to fund its short-term working capital requirements. The Company's long-term capital requirements, primarily for acquisitions, development, and other corporate initiatives, will be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company's long-term capital requirements.

The Company had net cash provided by operating activities of $2.6 million and $7.2 million in the first nine months of fiscal 2002 and 2001, respectively. In the first nine months of fiscal 2002, the net cash provided by operating activities was primarily derived from net income of $3.5 million, net non-cash charges of $3.7 million, a decrease in other assets of $0.3 million, a decrease in federal and state income tax receivable of $0.4 million, an increase in accounts payable and accrued expenses of $2.0 million offset by an increase in interest receivable of $4.0 million, an increase in prepaid expenses of $3.2 million and a decrease in customer deposits of $0.1 million. In the first nine months of fiscal 2001, the net cash provided by operating activities was primarily derived from net income of $2.1 million, net non-cash charges of $5.5 million, a decrease in accounts receivable of $3.3 million, a decrease in income tax receivable of $1.6 million, a reduction of notes receivable of $0.6 million and a decrease in customer deposits of $0.1 million, offset by an increase in interest receivable of $3.1 million, an increase in prepaid expenses of $1.3 million, an increase in other assets of $1.1 million and a decrease in accounts payable and accrued expenses of $0.5 million.

The Company had net cash provided by investing activities of $6.5 million in the first nine months of fiscal 2002 compared to net cash used in investing activities of $11.1 million in the first nine months of fiscal 2001. In the first nine months of fiscal 2002, the net cash provided by investing activities resulted from net proceeds of $5.2 million from the sale of two senior living communities and one parcel of land, net proceeds of $7.3 million from the contribution of four senior living communities to BRE/CSL, proceeds of $7.1 million from the NHP Pension Note redemption and distributions from BRE/CSL offset by advances to the Triad Entities of $11.7 million and capital expenditures of $1.4 million. In the first nine months of fiscal 2001, the Company's net cash used in investing activities was primarily the result of advances to the Triad Entities of $13.1 million and capital expenditures of $1.9 million, offset by proceeds from the sale of assets of $3.6 million and distributions from limited partnerships of $0.3 million.

The Company had net cash used in financing activities of $8.5 million and $9.2 million in first nine months of fiscal 2002 and 2001, respectively. Net cash used in financing activities in the first nine months of fiscal 2002 resulted primarily from repayment of notes payable of $5.1 million, cash restricted under loan agreements of $5.4 million, distributions to minority partners of $2.1 million and deferred loan charges paid of $0.2 million offset by proceeds from the issuance of notes payable of $4.2 million. For the first nine months of fiscal 2001, net cash used in financing activities was primarily the result of repayment of notes payable of $4.4 million, cash restricted by loan modifications of $2.1 million and distribution to minority partners of $5.9 million, offset by proceeds from notes payable of $3.2 million.

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


During the third quarter of fiscal 2002, the Company and Bank One, N.A. modified the terms of the Company's line of credit with the lender. The new terms extend the maturity date of the line of credit to January 15, 2006 and modify certain loan covenants. The agreement also required the Company to begin making monthly principal payments in addition to payments of interest commencing on August 1, 2002 and as a result the Company has classified $0.2 million to current portion of notes payable.

Subsequent to the end of the third quarter of fiscal 2002, the Company completed the renegotiation with GMAC of the mortgage loan on its Sedgwick Plaza community. The new terms modified certain loan covenants. The mortgage loan has a maturity date of September 1, 2005. On June 13, 2002, GMAC required the Company to pledge $5.4 million as collateral on the outstanding mortgage loan relating to the Sedgwick Plaza community. The pledged cash is classified as restricted cash on the Company's balance sheet. Subsequent to the end of the Company's third quarter of fiscal 2002, GMAC released $2.0 million of the pledged cash and upon the Company achieving certain performance measures, all or a portion of the remainder of the pledged cash may be released in fiscal 2003.

In addition, subsequent to the end of the third quarter, the Company renegotiated the terms and extended the maturity on its $20 million note payable to Newman to October 15, 2004. The terms of the new agreement with Newman require the Company to begin making quarterly principal payments on one of its two promissory notes with Newman beginning on January 15, 2003 and as a result the Company has classified $3.5 million to current portion of notes payable.

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

The Company's current management contracts expire on various dates through September 2022 and provide for management fees based on 5% of net revenues. In addition, certain of the contracts provide for supplemental incentive fees and/or require subordination of a portion of the Company's management fee based upon the financial performance of the managed community.

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

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


On March 1, 2002, affiliates of LCOR notified the Company of their intent to terminate the LCOR Management Agreements, effective May 31, 2002, as a result of the Company not funding certain alleged operating deficits, which the Company could optionally fund under the LCOR Management Agreements. The Company notified LCOR that the Company believes this termination was without cause and continues to manage the four senior living communities under its management agreement with LCOR. In addition, the Company is currently negotiating with LCOR and the entities, which own the four senior living communities to acquire LCOR's interests in these entities.

The Company has entered into development and management agreements with the partnerships set out below the Triad Entities for the development and management of new senior living communities. The Triad Entities own and finance the construction of new senior living communities. These communities are primarily Waterford communities. The development of senior living communities typically involves a substantial commitment of capital over an approximate 12-month construction period, during which time no revenues are generated, followed by an 18 to 24 month lease up period.

The Company has an approximate 1% limited partnership interest in each of the Triad Entities and is accounting for these investments under the equity method of accounting based on the provisions of the Triad Entities partnership agreements. The Company had loan commitments to the Triad Entities for construction and pre-marketing expenses, in addition to requirements to fund the Triad Entities' operating deficits through operating deficit guarantees provided for in its management agreements with the Triad Entities. The Company evaluates the carrying value of these receivables by comparing the cash flows expected from the operations of the Triad Entities to the carrying value of the receivables. These cash flow models consider lease-up rates, expected operating costs, debt service requirements and various other factors. In addition, the Company entered into a support agreement with the Triad Entities during the third quarter, whereby, each of Triad II, Triad III, Triad IV and Triad V agreed to loan excess cash flow of such Triad to any one or more of Triad I, Triad II, Triad III, Triad IV and Triad V. The carrying value of the notes receivable from the Triad Entities could be adversely affected by a number of factors including the Triad communities experiencing slower than expected lease-up, lower than expected lease rates, higher than expected operating costs, increases in interest rates, issues involving debt service requirements, general adverse market conditions, other economic factors and changes in accounting guidelines. Management believes, based on the support agreement, factors within its control and the future achievement of the assumptions used in these cash flow models, which are consistent with our operating experience, that the carrying value of the notes receivable are fully recoverable.

The Financial Accounting Standards Board issued an exposure draft on a proposed interpretation of ARB No. 51 relating to the "Consolidation of Certain Special-Purpose Entities." This draft interpretation if adopted could result in the Company consolidating the financial statements of certain partnerships, including Triad Entities, currently accounted for separately under the equity method of accounting. If adopted, this draft interpretation would be applied to periods beginning after March 15, 2003. There can be no assurance that the draft interpretation will be adopted, or if adopted, will or will not be modified significantly and there can be no assurance as to the effective date if adopted.

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


The following table sets forth, as of September 30, 2002, the capital invested in each of the Triad Entities, information related to loans made by the Company to each Triad Entity and information on deferred income related to each Triad Entity (dollars in thousands):

                                                       Notes Receivable                              Deferred Income
                                  -----------------------------------------------------------    --------------------------
                                                                                                           Development/
                       Capital    Committed    Interest                  Note        Deficit                Management
      Entity         Investment    Amount        Rate     Maturity      Balance      Funding     Interest       Fees
      ------         ----------   ---------    --------   --------      -------      -------     --------  -------------


Triad Senior
Living I, L.P.
(Triad I)              $    --     $    --        8.0%       --        $    --         $14,680     $ 75        $ 291

Triad Senior
Living II, L.P.                                           Sept. 25,
(Triad II)                  --      15,000        8.0%      2003        15,000           6,180      113          149

Triad Senior
Living III, L.P.                                           Feb. 8,
(Triad III)                 --      15,000        8.0%      2004        15,000           9,290      123          292

Triad Senior
Living IV, L.P.                                            Dec. 30,
(Triad IV)                  --      10,000        8.0%      2003         9,998              --      149          107

Triad Senior
Living V, L.P.                                              June 30,
(Triad V)                   --      10,000        8.0%       2004        4,882              --       29           25


The Company continues to classify its notes receivable from Triad II as long-term as the Company expects to extend the maturity date of its notes receivable with Triad II.

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

The Company has the option, but not the obligation, to purchase the partnership interests of the other partners in the Triad Entities, except Triad I, for an amount equal to the amount paid for the partnership interest by the other partners, plus a noncompounded return of 12% per annum. In addition, each Triad Entity except Triad I provides the Company with an option, but not the obligation, to purchase the communities developed by the applicable partnership upon their completion for an amount equal to the fair market value (based on a third-party appraisal but not less than hard and soft costs and lease-up costs) of the applicable community.

The Company has the option to purchase the Triad I communities for an amount specified in the partnership agreement. Furthermore, Lehman has agreed to withdraw as a partner in the Triad I partnership to the extent it has received, on or before November 1, 2004, distributions in an amount equal to its capital contributions.

The Company is currently reviewing its purchase options relating to the Triad Entities but has made no determination as to whether it will exercise any of these purchase options.

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

Set forth below is information on the construction/permanent loan facilities entered into by each of the Triad Entities as of September 30, 2002 (dollars in thousands):

                                      Number of                     Amount
                   Entity            Communities     Commitment   Outstanding   Type          Lender
              --------------------   -----------     ----------   ----------- ----------   ---------------

              Triad I                      7          $50,000       $48,647   take-out      GMAC

                                                                                            Key Corporate
              Triad II                     3          $26,900       $26,473   mini-perm     Capital, Inc.

              Triad III                    6          $56,300       $56,270   mini-perm     Guaranty Bank

              Triad IV                     2          $18,600       $18,404   construction; Compass Bank
                                                                              mini-perm

              Triad V                      1          $ 8,903       $ 8,823   mini-perm     Bank of America


Summary financial information regarding the financial position as of September 30, 2002 and December 31, 2001 and results of operations for the nine months ended September 30, 2002 and 2001 of the Triad Entities is as follows (in thousands):

                                                                        Sept. 30,    Dec. 31,
                                                                          2002         2001
                                                                        ---------    ---------

                          Current assets...........................    $   4,139     $  4,827
                          Property and equipment, net..............      186,457      188,651
                          Other assets.............................       10,983        8,662
                              Total assets.........................    $ 201,579     $202,140

                          Current liabilities......................    $  15,101     $ 17,374
                          Long-term debt...........................      226,245      208,991
                          Other long-term liabilities..............           --           21
                          Partnership deficit......................      (39,767)     (24,246)
                              Total liabilities and partnership
                          deficit..................................    $ 201,579     $202,140


                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)




                                                                         Nine Months Ended

                                                                       Sept. 30,     Sept. 30,
                                                                         2002          2001
                                                                       ---------     ---------

                          Net revenue..............................   $  19,185      $ 11,901
                          Operating and general & administrative...      21,208        17,232
                          Depreciation.............................       4,130         3,792
                          Operating loss...........................      (6,153)       (9,123)
                          Net loss.................................     (15,521)      (18,546)


The Company formed a joint venture BRE/CSL with an affiliate of Blackstone in December 2001, and the joint venture will seek to acquire in excess of $200 million of senior housing properties. BRE/CSL is owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint venture, each of the Company and Blackstone must approve any acquisitions made by the joint venture. Each party must also contribute its pro rata portion of the costs of any acquisition. In December 2001, the joint venture acquired Amberleigh, a 394 resident capacity independent living facility. In connection with the acquisition of Amberleigh by BRE/CSL, the Company contributed $1.8 million to the joint venture. During the second quarter of 2002, BRE/CSL obtained permanent financing for the Amberleigh community and the Company recovered $1.4 million of its contribution to the joint venture.

In addition, on June 13, 2002, the Company contributed to BRE/CSL four of its senior living communities with a capacity of approximately 600 residents. As a result of the contribution, the Company repaid $29.1 million of long-term debt to GMAC, received $7.3 million in cash from the venture and has a 10% equity interest in the venture.

The Company manages the five communities owned by BRE/CSL under long-term management contracts. The Company has deferred $34,000 of management fee income as a result of its 10% interest in the BRE/CSL joint venture.

The Company continues to analyze the extent to which its operations are covered by Health Insurance Portability and Accountability Act ("HIPAA"). Compliance with these rules could impose significant costs and administrative burdens on the Company depending upon the extent to which its operations are covered by HIPAA.

Forward-Looking Statements

Certain information contained in this report constitutes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The Company cautions readers that forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified. These factors include the Company's ability to find suitable acquisition properties at favorable terms, financing, licensing, business conditions, risks of downturns in economic condition generally, satisfaction of closing conditions such as those pertaining to licensure, availability of insurance at commercially reasonable rates, and changes in

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


accounting principles and interpretations among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk is exposure to changes in interest rates on debt instruments. As of September 30, 2002 the Company had $151.3 million in outstanding debt comprised of various fixed and variable rate debt instruments of $54.6 million and $96.7 million, respectively.

Changes in interest rates would affect the fair market value of the Company's fixed rate debt instruments but would not have an impact on the Company's earnings or cash flows. Fluctuations in interest rates on the Company's variable rate debt instruments, which are tied to either the LIBOR or the prime rate, would affect the Company's earnings and cash flows but would not affect the fair market value of the variable rate debt. For each percentage point increase in interest rates the Company's annual interest expense would increase by approximately $1.0 million based on its current outstanding variable debt. In addition, an increase in interest rates could result in operating deficit obligations relating to the Triad Entities that could require funding by the Company.

Item 4. CONTROLS AND PROCEDURES.

The  Company's  management,  including  its Chief  Executive  Officer  and Chief
Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15-d-14(c) under the Securities Exchange Act of 1934) as of a date (the "Evaluation Date"), which was within 90 days of this quarterly report on Form 10-Q, have concluded in their judgment that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its subsidiaries would be made known to them.

There were no significant changes in the Company's internal controls or, to its knowledge, in other factors that could significantly affect its disclosure controls and procedures subsequent to the Evaluation Date.

                        CAPITAL SENIOR LIVING CORPORATION


Part II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On or about October 23, 1998, Robert Lewis filed a putative class action complaint on behalf of certain holders of assignee interests (the "Assignee Interests") in NHP Retirement Housing Partners I Limited Partnership ("NHP") in the Delaware Court of Chancery, Civil Action No. 16725 (the "Delaware Action") against NHP, the general partner of NHP ("General Partner"), the Company and Capital Senior Living Properties 2-NHPCT, Inc. (collectively, the "Defendants"). The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the NHP Partnership Agreement in connection with the sale of four properties by NHP to Capital Senior Living Properties 2-NHPCT, Inc. in September 1998 (the "1998 Transaction"). The complaint sought, among other relief, rescission of the 1998 Transaction and unspecified damages. Subsequently, the plaintiff amended his complaint adding allegations challenging the terms of the sale in December 2001 of the Amberleigh retirement facility to BRE/CSL. On December 6, 2001, Leonard Kalmenson filed a motion to intervene in the Delaware Action on behalf of a putative class of holders of Pension Notes of NHP in the event the Court of Chancery determines that the claims asserted in the Delaware Action are derivative in nature.

On October 18, 2002, the Delaware Court of Chancery entered a Final Order and Judgment (i) certifying a class consisting of all record and beneficial holders of Assignee Interests of NHP as of September 30, 1998 or any time thereafter,
(ii) approving as fair, reasonable and adequate a settlement of the Delaware Action calling for the creation of a settlement fund in the amount of approximately $0.8 million, (iii) dismissing the Delaware Action with prejudice and releasing, among other things, all the claims asserted therein, and (iv) awarding attorneys' fees and expenses in the amount of $0.3 million to be paid from the settlement fund to counsel for the class. NHP previously contributed $0.3 million to the creation of the settlement fund, which is the amount of the deductible of NHP's directors and officers' liability insurance policy at the time the Delaware Action was filed (the "D&O Policy"). Virtually all of the balance of the settlement fund was contributed by various insurance brokers and agents, and their insurers, in connection with the resolution of certain claims for coverage under the D&O Policy. In accordance with the settlement, approximately $0.6 million (the amount of the settlement fund minus the award for attorneys' fees and expenses) will be distributed to the class of Assignee Holders on a pro rata basis after the settlement becomes final.

On October 9, 2002, the Company entered into a settlement agreement (the "Agreement") with Buckner relating to the Company's claim for reimbursement of health care expenses pursuant to the Management Agreement between the parties. Pursuant to the Agreement, Buckner waived any claims against the Company for early termination by the Company of its Management Agreement with Buckner at the Parkway Place facility and additionally agreed to pay certain damages to the Company.

In the third quarter, the insurance carriers of Buckner and the Company settled a claim, at no cost to the Company, on the behalf of the Company (and two of its management subsidiaries), Buckner, and a related Buckner entity who had been named as defendants in a lawsuit brought by the heirs of a deceased resident who obtained nursing home services at Parkway Place. The Company managed Parkway Place for Buckner through December 31, 2001 The Company and Buckner vigorously denied any wrongdoing occurred in the treatment of the deceased.

The Company has other pending claims incurred in the course of business. Most of these claims are believed by management to be covered by insurance, subject to normal reservations of rights by the insurance companies and possibly subject to certain exclusions in the applicable insurance policies. Whether or not

                        CAPITAL SENIOR LIVING CORPORATION
                          OTHER INFORMATION (continued)

covered by insurance, these claims, in the opinion of management, based on advice of legal counsel, should not have a material effect on the financial statements of the Company if determined adversely to the Company.

Item 2.       CHANGES IN SECURITIES (and use of proceeds)
                      Not Applicable

Item 3.       DEFAULTS UPON SENIOR SECURITIES
                  Not Applicable

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  Not Applicable

Item 5.       OTHER INFORMATION
                  Not Applicable

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

                  (A)      Exhibits:

                  10.99 Third Amendment to Promissory Note and Loan Agreement dated October 15, 2002 by and between Capital Senior Living ILM -B, Inc. and Newman Financial Services, Inc. (Newman Pool B loan).

                  10.100 Third Amendment to Promissory Note and Loan Agreement dated October 15, 2002 by and between Capital Senior Living ILM -C, Inc. and Newman Financial Services, Inc. (Newman Pool C loan).

                  10.101 Omnibus Modification Agreement dated September 25, 2002 by and between Capital Senior Living Properties, Inc. and Bank One N.A.

                  10.102 Support Agreement dated as of September 11, 2002 by and between Capital Senior Living, Inc. Triad I, Triad II, Triad, III, Triad IV and Triad V.

                  10.103 Form of Amendments to Loan Agreement, Promissory Note, Mortgage and Guaranty between GMAC and Capital entities owning Sedgwick, Canton Regency and Towne Center property.

                  10.104 Amended and Restated Account Control Agreement with GMAC relating to Sedgwick property.

                  10.105 Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, L.P.

                  99.1     Certification   Pursuant   to  Section   906  of  the
                           Sarbanes-Oxley Act of 2002.

                   (B)     Reports on Form 8-K

                              Not Applicable

                        CAPITAL SENIOR LIVING CORPORATION
                               September 30, 2002


Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capital Senior Living Corporation
(Registrant)


By:  /s/ Ralph A. Beattie
   --------------------------------
     Ralph A. Beattie
     Executive Vice President and Chief Financial Officer
     (Principal Financial Officer and Duly Authorized Officer)

Date: November 11, 2002

                        CAPITAL SENIOR LIVING CORPORATION
                               September 30, 2002

                                 CERTIFICATIONS

I, Lawrence A. Cohen, Chief Executive Officer of Capital Senior Living Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Capital Senior Living Corporation ("Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                             /s/ Lawrence A. Cohen
                                             ------------------------------
                                             Lawrence A. Cohen
                                             Chief Executive Officer
                                             November 11, 2002

                        CAPITAL SENIOR LIVING CORPORATION
                               September 30, 2002

                                 CERTIFICATIONS

I,  Ralph  A.  Beattie,   Chief  Financial  Officer  of  Capital  Senior  Living
Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Capital Senior Living Corporation ("Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            /s/ Ralph A. Beattie
                                            ---------------------------
                                            Ralph A. Beattie
                                            Executive Vice President
                                            Chief Financial Officer
                                            November 11, 2002