Form 10-K
period 2002-12-31
CAPITAL SENIOR LIVING CORP
filed 2003-03-28
CIK 1043000

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

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 1-13445
                             ---------------------

                       CAPITAL SENIOR LIVING CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      75-2678809
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

       14160 DALLAS PARKWAY, SUITE 300
                DALLAS, TEXAS                                      75254
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [ ]     No [X]

     The aggregate market value of the 9,429,764 shares of the Registrant's Common Stock, par value $0.01 per share ("Common Stock"), held by nonaffiliates, based upon the closing price of the Registrant's Common Stock as reported by the New York Stock Exchange on June 28, 2002 was approximately $30,646,733. For purposes of this computation, all officers, directors and 10% beneficial owners of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant. As of March 21, 2003, 19,737,837 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant's definitive proxy statement pertaining to the 2002 Annual Meeting of Stockholders (the "Proxy Statement") and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A is incorporated herein by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       CAPITAL SENIOR LIVING CORPORATION

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
                                    PART I
Item 1.   Business....................................................     2
Item 2.   Properties..................................................    20
Item 3.   Legal Proceedings...........................................    20
Item 4.   Submission of Matters to a Vote of Security Holders.........    21

                                   PART II
Item 5.   Market for Registrant's Common Equity; Related Stockholder
          Matters.....................................................    21
Item 6.   Selected Financial Data.....................................    23
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    24
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    40
Item 8.   Financial Statements and Supplementary Data.................    41
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    41

                                   PART III
Item 10.  Directors and Executive Officers of the Registrant..........    41
Item 11.  Executive Compensation......................................    41
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    41
Item 13.  Certain Relationships and Related Transactions..............    41
Item 14.  Controls and Procedures.....................................    41

                                   PART IV
Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................    42
Signatures............................................................    43
Index to Financial Statements.........................................   F-1
Index to Exhibits.....................................................

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the "Company"), is one of the largest operators of senior living communities in the United States in terms of resident capacity. As of December 31, 2002, the Company owned interests in 43 communities in 20 states with a capacity of approximately 6,900 residents. As of December 31, 2002, the Company also operated one home care agency. During 2002 approximately 96% of total revenues for the senior living communities owned and managed by the Company were derived from private pay sources. As of December 31, 2002, the stabilized communities (defined as communities not in initial lease-up) that the Company operated and in which it owned interests had an average occupancy rate of approximately 93%. The Company and its predecessors have provided senior living services since 1990.

     The Company's operating strategy is to provide high quality senior living communities and services at an affordable price to its residents, while achieving and sustaining a strong, competitive position within its chosen markets, as well as to continue to enhance the performance of its operations. The Company provides a wide array of senior living services to the elderly at its communities, including independent living, assisted living (with special programs and living units at some of its communities for residents with Alzheimer's and other forms of dementia), skilled nursing and home care services. Many of the Company's communities offer a continuum of care, to meet its residents needs as they change over time. This continuum of care, which integrates independent living and assisted living and is bridged by home care, sustains residents' autonomy and independence based on their physical and mental abilities.

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

     The Company believes that a number of demographic, regulatory, and other trends will contribute to the continued growth in the senior living market including the following:

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

  DEMOGRAPHICS

     The primary market for the Company's senior living services is comprised of persons aged 75 and older. This age group is one of the fastest growing segments of the United States population and is expected to more than double between the years 2000 and 2030. The population of seniors aged 85 and over has increased from approximately 3.1 million in 1990 to over 4.3 million by 2000, an increase of 39%. This age cohort is expected to grow to approximately 6.0 million by 2010 and approximately 8.9 million by 2030. As the number of persons aged 75 and over continues to grow, the Company believes that there will be corresponding increases in the number of persons who need assistance with ADLs. According to industry analyses, approximately 19% of persons aged 75 to 79, approximately 24% of persons aged 80 to 84 and approximately 45% of persons aged 85 and older need assistance with ADLs.

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

  RESTRICTED SUPPLY OF NURSING BEDS

     The majority of states in the United States have adopted Certificate of Need or similar statutes generally requiring that, prior to the addition of new skilled nursing beds, the addition of new services, or the making of certain capital expenditures, a state agency must determine that a need exists for the new beds or the proposed activities. The Company believes that this Certificate of Need process tends to restrict the supply and availability of licensed nursing facility beds. High construction costs, limitations on government reimbursement for the full costs of construction, and start-up expenses also act to constrain growth in the supply of such facilities. At the same time, nursing facility operators are continuing to focus on improving occupancy and expanding services to subacute patients generally of a younger age and requiring significantly higher levels of nursing care. As a result, the Company believes that there has been a decrease in the number of skilled nursing beds available to patients with lower acuity levels and that this trend should increase the demand for the Company's senior living communities, including, particularly, the Company's assisted living communities.

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

  PROVIDE A BROAD RANGE OF HIGH-QUALITY PERSONALIZED CARE

     Central to the Company's operating strategy is its focus on providing high-quality care and services that are personalized and tailored to meet the individual needs of each community resident. The Company's residences and services are designed to provide a broad range of care that permits residents to "age in place" as their needs change and as they develop further physical or cognitive frailties. By creating an environment that maximizes resident autonomy and provides individualized service programs, the Company seeks to attract seniors at an earlier stage, before they need the higher level of care provided in a skilled nursing facility. The Company also maintains a comprehensive quality assurance program designed to ensure the satisfaction of its residents and their family members. The Company conducts annual resident satisfaction surveys that allow residents at each community to express whether they are "very satisfied," "satisfied" or "dissatisfied" with all major areas of a community, including, housekeeping, maintenance, activities and transportation, food service, security and management. In both 2002 and 2001, the Company achieved a 97% overall approval rating from the residents' satisfaction survey.

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

  IMPROVE OPERATING EFFICIENCIES

     The Company seeks to improve operating efficiencies at its communities by actively monitoring and managing operating costs. By having an established national portfolio of communities with regional management in place, the Company believes it has established a platform to achieve operating efficiencies through economies of scale in the purchase of bulk items, such as food, and in the spreading of fixed costs, such as corporate overhead, over a larger revenue base, and to provide more effective management supervision and financial controls. The Company's growth strategy includes regional clustering of new communities to achieve further efficiencies.

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

  INDEPENDENT LIVING SERVICES

     The Company provides independent living services to seniors who do not yet need assistance or support with ADLs, but who prefer the physical and psychological comfort of a residential community that offers health care and other services. As of December 31, 2002, the Company had ownership interests in 39 communities that provide independent living services, with an aggregate capacity for 5,925 residents.

     Independent living services provided by the Company include daily meals, transportation, social and recreational activities, laundry, housekeeping, 24-hour staffing and health care monitoring. The Company also fosters the wellness of its residents by offering health screenings (such as blood pressure checks), periodic special services (such as influenza inoculations), dietary and similar programs, as well as ongoing exercise and fitness classes. Classes are given by health care professionals to keep residents informed about health and disease management. Subject to applicable government regulation, personal care and medical services are available to independent living residents through either the community staff or through the Company's or other independent home care agencies. The Company's independent living residents pay a fee ranging from $950 to $3,950 per month, in general, depending on the specific community, program of services, size of the unit and amenities offered. The Company's contracts with its independent living residents are generally for a term of one year and are typically terminable by the resident upon 30 days notice.

  ASSISTED LIVING SERVICES

     The Company offers a wide range of assisted living care and services, including personal care services, 24 hour staffing, support services, and supplemental services. As of December 31, 2002, the Company had ownership interests in 16 communities, which include communities that have independent living and other services, that provide assisted living services, with an aggregate capacity for 795 residents. The residents of the Company's assisted living residences generally need help with some or all ADLs, but do not require the more acute medical care traditionally given in nursing homes. Upon admission to the Company's assisted living communities, and in consultation with the resident, the resident's family and medical consultants, each resident is assessed to determine his or her health status, including functional abilities and need for personal care services. The resident also completes a lifestyles assessment to determine the resident's preferences. From these assessments, a care plan is developed for each resident to ensure that all staff members who render care meet the specific needs and preferences of each resident where possible. Each resident's care plan is reviewed periodically to determine when a change in care is needed.

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

          Supplemental Services. These services include extra transportation services, personal maintenance, extra laundry services, non-routine care services, and special care services, such as services for residents with certain forms of dementia. Certain of these services require an extra charge in addition to the pricing levels described below.

     In pricing its services, the Company has developed the following three levels or tiers of assisted living care:

     - Level I typically provides for minimum levels of care and service, for which the Company generally charges a monthly fee per resident ranging from $1,475 to $4,815, depending upon unit size and the project design type. Typically, Level I residents need minimal assistance with ADLs.

     - Level II provides for relatively higher levels and increased frequency of care, for which the Company generally charges a monthly fee per resident ranging from $1,775 to $4,815, depending upon the unit size and the project design type. Typically, Level II residents require moderate assistance with ADLs and may need additional personal care, support and supplemental services.

     - Level III provides for the highest level of care and service, for which the Company generally charges a monthly fee per resident ranging from $2,125 to $4,815, depending upon the unit size and the project design type. Typically, Level III residents are either very frail or impaired and utilize many of the Company's services on a regular basis.

     The Company maintains programs and special units at some of its assisted living communities for residents with certain forms of dementia, which provide the attention, care and services needed to help those residents maintain a higher quality of life. Specialized services include assistance with ADLs, behavior management and a life skills based activities program, the goal of which is to provide a normalized environment that supports residents' remaining functional abilities. Whenever possible, residents assist with meals, laundry and housekeeping. Special units for residents with certain forms of dementia are located in a separate area of the community and have their own dining facilities, resident lounge areas, and specially trained staff. The special care areas are designed to allow residents the freedom to ambulate as they wish, while keeping them safely contained within a secure area with a minimum of disruption to other residents. Special nutritional programs are used to help ensure caloric intake is maintained by residents. Resident fees for these special units are dependent on the size of the unit, the design type and the level of services provided.

  SKILLED NURSING SERVICES

     In its skilled nursing facilities, the Company provides traditional long-term care through 24-hour-per-day skilled nursing care by registered nurses, licensed practical nurses and certified nursing assistants. The Company also offers a comprehensive range of restorative nursing and rehabilitation services in its communities including, but not limited to, physical, occupational, speech and medical social services. As of December 31, 2002, the Company had ownership interests in two facilities providing a continuum of care that provide nursing services with an aggregate capacity for 170 residents.

  HOME CARE SERVICES

     As of December 31, 2002, the Company provided private pay, home care services to clients at one of its senior living communities through the Company's on-site, home care agency and made private pay, home care services available to clients at a majority of its senior living communities through third-party providers. The Company believes that the provision of private pay, home care services is an attractive adjunct to its independent living services because it allows the Company to provide more services to its residents as they age in place and increases the length of stay in the Company's communities. In addition, the Company makes available to residents certain customized physician, dentistry, podiatry and other health-related services that may be offered by third-party providers.

OPERATING COMMUNITIES

     The table below sets forth certain information with respect to senior living communities owned and managed by the Company as of December 31, 2002.

                                                          RESIDENT CAPACITY(1)
                                                          --------------------                            COMMENCEMENT
COMMUNITY                                                   IL      AL     SN    TOTAL   OWNERSHIP(2)   OF OPERATIONS(3)
---------                                                 ------   ----   ----   -----   ------------   ----------------
CONSOLIDATED:
  Atrium of Carmichael..............  Sacramento, CA        156     --     --      156       100%            01/92
  Canton Regency....................  Canton, OH            164     34     50      248       100%            03/91
  Cottonwood Village................  Cottonwood, AZ        135     47     --      182       100%            03/91
  Crosswood Oaks....................  Sacramento, CA        127     --     --      127       100%            01/92
  Gramercy Hill.....................  Lincoln, NE           101     59     --      160       100%            10/98
  Independence Village..............  East Lansing, MI      162     --     --      162       100%            08/00
  Independence Village..............  Peoria, IL            173     --     --      173       100%            08/00
  Independence Village..............  Raleigh, NC           177     --     --      177       100%            08/00
  Independence Village..............  Winston-Salem, NC     161     --     --      161       100%            08/00
  Heatherwood.......................  Detroit, MI           188     --     --      188       100%            01/92
  Sedgwick Plaza....................  Wichita, KS           134     35     --      169       100%            08/00
  Tesson Heights....................  St. Louis, MO         140     58     --      198       100%            10/98
  Towne Centre......................  Merrillville, IN      165     --    120      285       100%            03/91
  Veranda Club......................  Boca Raton, FL        235     --     --      235       100%            01/92
                                                          -----    ---    ---    -----
                                                          2,218    233    170    2,621
AFFILIATES:
  BRE/CSL
    Amberleigh......................  Buffalo, NY           394     --     --      394        10%            01/92
    Crown Pointe....................  Omaha, NE             163     --     --      163        10%            08/00
    Harrison at Eagle Valley(4).....  Indianapolis, IN      138     --     --      138        10%            03/91
    Villa Santa Barbara.............  Santa Barbara, CA      87     38     --      125        10%            08/00
    West Shores.....................  Hot Springs, AR       135     32     --      167        10%            08/00
  Triad I
    Canton Regency Expansion........  Canton, OH             --     62     --       62         1%            01/00
    Towne Centre Expansion..........  Merrillville, IN       --     60     --       60         1%            01/00
    Waterford at Fort Worth.........  Fort Worth, TX        174     --     --      174         1%            06/00
    Waterford at Huebner............  San Antonio, TX       136     --     --      136         1%            04/99
    Waterford at Mesquite...........  Mesquite, TX          174     --     --      174         1%            09/99
    Waterford at Shreveport.........  Shreveport, LA        136     --     --      136         1%            03/99
    Waterford at Thousand Oaks......  San Antonio, TX       136     --     --      136         1%            05/00
  Triad II
    Waterford at Fairfield..........  Fairfield, OH         136     --     --      136         1%            11/00
    Waterford at Plano..............  Plano, TX             111     45     --      156         1%            12/00
    Wellington at Oklahoma City.....  Oklahoma City, OK     136     --     --      136         1%            11/00
  Triad III
    Waterford at Columbia...........  Columbia, SC          136     --     --      136         1%            11/00
    Waterford at Deer Park..........  Deer Park, TX         136     --     --      136         1%            11/00
    Waterford at Edison Lakes.......  South Bend, IN        136     --     --      136         1%            12/00

                                                          RESIDENT CAPACITY(1)
                                                          --------------------                            COMMENCEMENT
COMMUNITY                                                   IL      AL     SN    TOTAL   OWNERSHIP(2)   OF OPERATIONS(3)
---------                                                 ------   ----   ----   -----   ------------   ----------------
    Waterford at Highland Colony....  Jackson, MS           136     --     --      136         1%            11/00
    Waterford at Mansfield..........  Mansfield, OH         136     --     --      136         1%            10/00
    Waterford at Pantego............  Pantego, TX           136     --     --      136         1%            12/00
  Triad IV
    Wellington at North Richland
      Hills, TX.....................  North Richland        136     --     --      136         1%            01/02
                                      Hills, TX
    Wellington at Richardson........  Richardson, TX        109     45     --      154         1%            05/02
  Triad V
    Waterford at Iron Bridge........  Springfield, MO       136     --     --      136         1%            06/01
  Spring Meadows Communities(5):
    Libertyville....................  Libertyville, IL      171     50     --      221        19%            03/01
    Naperville......................  Naperville, IL        166     48     --      214        19%            01/01
    Summit..........................  Summit, NJ             --     98     --       98        19%            11/00
    Trumbull........................  Trumbull, CT          117     48     --      165        19%            09/00
                                                          -----    ---    ---    -----
                                                          3,707    526     --    4,233
HELD FOR SALE:
  Crenshaw Creek....................  Lancaster, SC          --     36     --       36        57%              N/A
                                                          -----    ---    ---    -----
                                                          5,925    795    170    6,890
                                                          =====    ===    ===    =====

---------------

(1) Independent living (IL) residences, assisted living (AL) residences and skilled nursing (SN) beds.

(2) Those communities shown as 10% owned represent the Company's ownership of approximately 10% of the member interests in BRE/CSL (as defined below). Those communities shown as 1% owned represent the Company's ownership of approximately 1% of the partnership interests in the Triad Entities (as defined below). Those communities shown as 19% owned represent the Company's ownership of approximately 19% of the member interests in the four joint ventures which own the Spring Meadows Communities (as defined below). The community shown as 57% owned represents the Company's ownership of approximately 57% of the limited partner interests in HCP.

(3) Indicates the date on which the Company acquired each of its owned communities or commenced operating its managed communities. The Company operated certain of its communities pursuant to management agreements prior to acquiring interests in the communities.

(4) The Company's home care agency is on-site at The Harrison at Eagle Valley community.

(5) The Company acquired its member interests in the four joint ventures, which own the Spring Meadows communities from LCOR (as defined below) on December 20, 2002.

  THIRD-PARTY MANAGEMENT CONTRACTS

     The Company is a party to a series of property management agreements (the "BRE/CSL Management Agreements") with two joint ventures (collectively "BRE/CSL") owned 90% by an affiliate of Blackstone Real Estate Advisors ("Blackstone") and 10% by the Company, which collectively own and operate five senior living communities. The BRE/CSL Management Agreements extend until June 2007. The BRE/CSL Management Agreements provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. The Company earned $0.5 million under the terms of the BRE/CSL Management Agreements for the year ended December 31, 2002.

     The Company is a party to a series of property management agreements (the "Triad Management Agreements") with five partnerships affiliated with Triad Senior Living, Inc. (the "Triad Entities"), which collectively own and operate 17 communities and two expansions. The Company has an approximate 1% limited partnership interest in each of the Triad Entities. The Triad Management Agreements extend until September 2022. The Triad Management Agreements provide for a base management fee of the greater of

$5,000 per month or 5% of gross revenue plus reimbursement for costs and expenses related to the communities. The Company earned $1.5 million under the terms of the Triad Management Agreements for the year ended December 31, 2002.

     The Company was party to property management agreements (the "LCOR Agreements") with affiliates of LCOR Incorporated ("LCOR") to operate four independent living and assisted living communities (the "Spring Meadows Communities") owned by joint ventures in which LCOR was a member. The locations covered by the agreements were: Trumbull, Connecticut, Libertyville, Illinois, Summit, New Jersey and Naperville, Illinois. Three LCOR Agreements provided for a base management fee of the greater of $15,000 per month or 5% of gross revenues, plus an incentive fee equal to 25% of the excess cash flow over budgeted amounts. The remaining LCOR Agreement provided for a base management fee of the greater of $13,321 per month or 5% of gross revenues, plus an incentive fee equal to 25% of the excess cash flow over budgeted amounts. The terms of the LCOR Agreements were for 10 years with a five-year renewal at the Company's option. The Company earned $0.8 million under the terms of the LCOR Agreements for the year ended December 31, 2002. During the fourth quarter of 2002, the Company acquired LCOR's approximate 19% interest in the four joint ventures which own the Spring Meadows Communities as well as loans made by LCOR to the joint ventures for $0.9 million in addition to funding $0.4 million for working capital and anticipated negative cash requirements of the communities. The Company will continue to manage the communities under long-term management contracts, which extend until December 2010 with a five-year renewal at the Company's option. In addition, the Company will receive an asset management fee of 0.75% of annual revenues relating to each of the four communities. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal.

     The Company was a party to a property management agreement (the "ILM II Management Agreement") with ILM II Lease Corporation, a corporation formed by ILM II, that operated five senior living communities. The ILM II Management Agreement commenced on July 29, 1996. The ILM II Management Agreement was originally scheduled to expire on March 31, 2001. Subsequent to March 31, 2001, the Company managed the ILM II communities on a month-to-month basis under the terms of the original ILM II Management Agreement. The Company earned management fees and incentive fees of $0.2 million under the terms of the ILM II Management Agreement for the year ended December 31, 2002. During 2002, ILM II sold the five communities and terminated the ILM II Management Agreement effective April 1, 2002.

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

     The Buckner Agreement for the Westminister Place facility expired on its own terms in March of 2001. With respect to the Calderwoods facility, the Company and Buckner entered into a Management Termination, Consulting, Licensing and Transfer Agreement (the "Calderwoods Termination Agreement") effective September 30, 2001 whereby the Company and Buckner mutually agreed to terminate the Management Agreement then in place between the parties. Under the terms of the Calderwoods Termination Agreement, the Company will continue to provide certain consulting services and earn a consulting/licensing fee of three and one-half percent of the facility's gross revenues through December 31, 2001 and three percent of the facility's gross revenues beginning on January 1, 2002 and continuing through May 31, 2005. During 2002, the Company earned $0.1 million under the Calderwoods Termination Agreement. Subsequent to December 31, 2002, the Company and Buckner entered into an agreement whereby Buckner paid the Company $0.3 million to terminate Buckner's future consulting/licensing fee obligations under the Calderwoods Termination Agreement.

     With respect to the Parkway Place facility, the Company terminated for cause its Management Agreement with Buckner at that facility effective December 31, 2001 due to Buckner's failure to reimburse the Company for certain health benefits paid by the Company for the employees of that particular facility. The Company filed a claim with the American Arbitration Association seeking reimbursement of certain health care expenses, as well as severance compensation pursuant to the Management Agreement. On October 9, 2002, the Company entered into a settlement agreement (the "Agreement") with Buckner relating to the Company's claim for reimbursement of health care expenses pursuant to the Management Agreement between the parties. Pursuant to the Agreement, Buckner waived any claims against the Company for early termination by the Company of its Management Agreement with Buckner at Parkway Place and additionally agreed to pay certain damages to the Company.

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

     The following are the principal elements of the Company's growth strategy:

  PURSUE MANAGEMENT AGREEMENTS

     The Company intends to pursue single or portfolio management opportunities for senior living communities. The Company believes that its management infrastructure and proven operating track record will allow the Company to take advantage of increased opportunities in the senior living market for new management contracts and other transactions. In addition, the Company will manage the communities acquired by BRE/CSL under long-term management contracts.

  PURSUE STRATEGIC ACQUISITIONS

     The Company intends to continue to pursue single or portfolio acquisitions of senior living communities and, to a lesser extent, other assisted living communities. Through strategic acquisitions, the Company will seek to enter new markets or acquire communities in existing markets as a means to increase market share, augment existing clusters, strengthen its ability to provide a broad range of care, and create operating efficiencies. As the industry continues to consolidate, the Company believes that opportunities will arise to acquire other senior living companies. The Company believes that the current fragmented nature of the senior living industry, combined with the Company's financial resources, national presence, and extensive contacts within the industry, can be expected to provide it with the opportunity to evaluate a number of potential acquisition opportunities in the future. In reviewing acquisition opportunities, the Company will consider, among other things, geographic location, competitive climate, reputation and quality of management and communities, and the need for renovation or improvement of the communities.

     The Company formed BRE/CSL with Blackstone in December 2001, and the joint venture seeks to acquire in excess of $200 million of senior housing properties. BRE/CSL is owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint venture, each of the Company and Blackstone must approve any acquisitions made by BRE/CSL. Each party must also contribute its pro rata portion of the costs of any acquisition. In December 2001, BRE/CSL acquired Amberleigh, a 394 resident capacity independent living facility. In connection with the acquisition of Amberleigh by BRE/CSL, the Company contributed $1.8 million to BRE/CSL. During the second quarter of 2002, BRE/CSL obtained permanent financing for the Amberleigh community and the Company recovered $1.4 million of its contribution to BRE/CSL.

     In addition, on June 13, 2002, the Company contributed to BRE/CSL four of its senior living communities with a capacity of approximately 600 residents. As a result of the contribution, the Company repaid $29.1 million of long-term debt to GMAC Commercial Mortgage Corporation ("GMAC"), received $7.3 million in cash from BRE/CSL, has a 10% equity interest in the venture of $1.2 million and wrote-off $0.5 million in deferred loan costs.

     The Company manages the five communities owned by BRE/CSL under long-term management contracts. The Company accounts for the BRE/CSL investment under the equity method of accounting. The Company has deferred $50,000 of management fee income as a result of its 10% interest in the BRE/CSL joint venture.

     During the fourth quarter of 2002, the Company acquired LCOR's interests in four joint ventures which own the Spring Meadows Communities from LCOR as well as loans made by LCOR to the joint ventures for $0.9 million in addition to funding $0.4 million to the venture for working capital and anticipated negative cash requirements of the communities. The Company's interests in the four joint ventures which own the Spring Meadows Communities include interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company has managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001 and will continue to manage the communities under long-term management contracts. In addition, the Company will receive an asset management fee relating to each of the four communities. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. The Company accounts for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company has the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest.

  DEVELOP NEW SENIOR LIVING COMMUNITIES

     General. The Company intends to continue to expand its operations through the development, construction, marketing and management of new senior living communities in selected markets that provide a quality lifestyle that is affordable to a large segment of seniors.

     Triad Entities. The Company has opened, in connection with its management agreements, 17 new Waterford and Wellington communities and two expansions in the last four years. The Waterford and Wellington community models are designed to provide middle-income residents with a senior living community having amenities typical of higher-priced communities. This is accomplished through more efficient space design, emphasizing common areas and providing more efficient layouts of the living areas. The Company believes that the Waterford and Wellington designs meet the desire of many of the Company's residents to move into a new residence that approximates, as nearly as possible, the comfort of their prior home.

     The development agreements between each Triad Entity and the Company generally provided for a development fee of 4% of project costs, plus reimbursements for expenses and overhead not to exceed 4% of project costs. The Company has the option, but not the obligation, to purchase the partnership interests of the other partners in the Triad Entities for an amount equal to the amount paid for the partnership interest by the other partners, plus a noncompounded return of 12% per annum, except for Triad I. The property management agreements also provide the Company with an option, but not the obligation, to purchase the communities developed by the Triad Entities, other than Triad I, upon their completion for an amount equal to the fair market value, based on a third-party appraisal, but not less than hard and soft costs and lease-up costs. In December 1999, Triad I completed a recapitalization in which an affiliate of Lehman Brothers ("Lehman") purchased from a third party 80% of the limited partnership interests in Triad I for an investment of $12,000,000. Lehman's investment enabled Triad I to repay the Company approximately $9,000,000 in loans. The Company increased its equity contribution in Triad I to $3,000,000 and owned a 19% limited partnership interest in Triad I until the fourth quarter of fiscal 2000. On October 1, 2000, the Company reduced its ownership interest in each of the Triad Entities to 1%. This reduction was accomplished by converting a portion of the Company's investment in each of the Triad Entities to notes receivable. The Company has the option, but not the obligation, to purchase the Triad I communities for an amount specified in the partnership agreement. Furthermore, Lehman has agreed to withdraw as a partner in the Triad I partnership to the extent it has received, on or before November 1, 2004, distributions in an amount equal to its capital contributions of $12.4 million. The Company continues to manage the communities in Triad I. See "Recent Developments" under Item 1. Business for a description of the Company's agreements to purchase the partnership interests in Triads II, III, IV and V owned by non-Company parties.

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

     The assisted living and skilled nursing components of the senior living communities are managed by licensed professionals, such as a nurse and/or a licensed administrator. These licensed professionals have many of the same operational responsibilities as the Company's executive directors, but their primary responsibility is to oversee resident care. Many of the Company's senior living communities and all of its skilled nursing facilities are part of a campus setting, which include independent living. This campus arrangement allows for cross-utilization of certain support personnel and services, including administrative functions that result in greater operational efficiencies and lower costs than freestanding facilities.

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

     Resident and Resident's Family Input. On a routine basis the Company provides residents and their family members the opportunity to provide valuable input regarding the day-to-day delivery of services. On-site management at each community has fostered and encouraged active resident councils and resident committees who meet independently. These resident bodies meet with on-site management on a monthly basis to offer input and suggestions as to the quality and delivery of services. Additionally, at each community the Company conducts annual resident satisfaction surveys to further monitor the satisfaction levels of both residents and their family members. These surveys are sent directly to the corporate headquarters for tabulation and distribution to on-site staff and residents. For both 2002 and 2001, the Company achieved a 97% approval rating from its residents. For any departmental area of service scoring below a 90%, a plan of correction is developed jointly by on-site, regional and corporate staff for immediate implementation.

     Regular Community Inspections. On a monthly basis, a community inspection is conducted by regional and/or corporate staff. Included, as part of this inspection is the monitoring of the overall appearance and maintenance of the community interiors and grounds. The inspection also includes monitoring staff professionalism and departmental reviews of maintenance, housekeeping, activities, transportation, marketing, administration and food and health care services, if applicable. The monthly inspection also includes observing of residents in their daily activities and the community's compliance with government regulations.

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

  MARKETING

     Each community is staffed by on-site sales directors and additional marketing/sales staff depending on the community size and occupancy status. The primary focus of the on-site marketing staff is to create awareness of the Company and its services among prospective residents and family members, professional referral sources and other key decision makers. These efforts incorporate an aggressive marketing plan to include monthly and annual goals for leasing, new lead generation, prospect follow up, community outreach and resident and family referrals. Additionally, the marketing plan includes a calendar of promotional events and a comprehensive media program. On-site marketing departments perform a competing community assessment quarterly. Corporate and regional marketing directors monitor the on-site marketing departments' effectiveness and productivity on a monthly basis. Routine detailed marketing department audits are performed on an annual basis or more frequently if deemed necessary. Corporate and regional personnel assist in the development of marketing strategies for each community and produce creative media, assist in direct mail programs and necessary marketing collateral. Ongoing sales training of on-site marketing/sales staff is implemented by corporate and regional marketing directors.

     In the case of new development, the corporate and regional staff develops a comprehensive community outreach program that is implemented at the start of construction. A marketing pre-lease program is developed and on-site marketing staff are hired and trained to begin the program implementation six to nine months prior to the community opening. Extensive use of media, including radio, television, print, direct mail and telemarketing, is implemented during this pre-lease phase.

     After the community is opened and sustaining occupancy levels are attained, the on-site marketing staff is more heavily focused on resident and resident family referrals, as well as professional referrals. A maintenance program of print media and direct mail is then implemented.

RECENT DEVELOPMENTS

     The Company has recently made the election to exercise its options to purchase the partnership interests in the Triad Entities owned by non-Company parties, with the exception of Triad I. The Company and the Triad Entities, with the exception of Triad I, entered into Partnership Interest Purchase Agreements ("Purchase Agreements") on March 25, 2003, whereby the Company will purchase the partnership interests of the general partners and other third party limited partnership interests for an aggregate of approximately $1.7 million. Upon completion of these transactions, which the Company expects to take place by the end of the Company's second fiscal quarter of 2003, the Company will wholly own each partnership, other than Triad I. The Company will treat these transactions as a purchase of real estate and therefore does not expect any goodwill or other intangibles to be recognized related to these transactions. The Purchase Agreements are subject to customary terms and conditions.

     Summary financial information regarding the financial position of the Triad Entities as of December 31, 2002 and 2001 and results of operations for the years ended December 31, 2002 and 2001 of the Triad Entities is presented below. The Company is also presenting unaudited pro forma financial information as if the Company's purchase of the Triad Entities (except Triad I) were effective January 1, 2002. In addition, the unaudited pro forma financial information includes consolidating Triad I as if the provisions of FASB Interpretation No. 46 were effective January 1, 2002. Beginning in the third quarter of 2003, FASB Interpretation No. 46 will require the Company to consolidate the financial position and results of operation of Triad I with the Company's financial information. The unaudited pro forma financial information, which may not be indicative of future results, includes the elimination of significant intercompany balances and assumes incomes taxes at a 39% effective tax rate (in thousands):

                                                        TRIAD ENTITIES
                                                  ---------------------------    PRO FORMA
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2002           2001           2002
                                                  ------------   ------------   ------------
Current assets..................................    $  4,579       $  3,050       $ 23,561
Property and equipment, net.....................     185,007        188,651        386,967
Other assets....................................      11,161         10,439         32,749
                                                    --------       --------       --------
  Total assets..................................    $200,747       $202,140       $443,277
                                                    ========       ========       ========
Current liabilities.............................    $ 23,856       $ 17,374       $ 30,177
Long-term debt..................................     229,789        208,991        298,656
Other long-term liabilities.....................         130             21            787
Partnership deficit/shareholders' equity........     (53,028)       (24,246)       113,657
                                                    --------       --------       --------
  Total liabilities and partnership
     deficit/shareholders' equity...............    $200,747       $202,140       $443,277
                                                    ========       ========       ========

                                                        TRIAD ENTITIES
                                                  ---------------------------    PRO FORMA
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2002           2001           2002
                                                  ------------   ------------   ------------
Net revenue.....................................    $ 27,017       $ 17,136       $88,499
Operating and general & administrative..........      30,248         23,849        74,923
Depreciation....................................       5,489          5,062        11,335
Operating income (loss).........................      (8,721)       (11,775)        2,241
Net loss........................................     (21,347)       (23,667)       (9,442)

     The unaudited pro forma consolidated amounts are presented for informational purposes only and do not necessarily reflect the financial position or results of operations of the Company that would have actually occurred had the transactions occurred on January 1, 2002.

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

     The Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), among other things, established standards for the use and access to health information. Known as the administrative simplification requirements, these provisions, as implemented by regulations published by the United States Department of Health and Human Services, established among other things, standards for the security and privacy of health information. Additionally, the rules provide for the use of uniform standard codes for electronic transactions and require the use of uniform employer identification codes. Penalties for violations can range from civil fines to criminal sanctions for the most serious offenses. Compliance with the rules is phased in beginning in October 2002 and extending until April 2005. These rules are complicated, and there are still a number of unanswered questions with respect to the extent and manner in which the HIPAA rules apply to businesses such as those operated by the Company. However, the Company continues to evaluate the regulations to ensure that where they are applicable, required systems are in place in order to comply with the HIPAA regulations.

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

COMPETITION

     The senior living industry is highly competitive, and the Company expects that all segments of the industry will become increasingly competitive in the future. Although there are a number of substantial companies active in the senior living industry and in the markets in which the Company operates, the industry continues to be very fragmented and characterized by numerous small operators. The Company competes with American Retirement Corporation, ARV Assisted Living, Inc., Brookdale Living Communities, Emeritus Corporation, Holiday Retirement Corporation and Sunrise Assisted Living, Inc. The Company believes that the primary competitive factors in the senior living industry are:
(i) reputation for and commitment to a high quality of service; (ii) quality of support services offered (such as food services); (iii) price of services; (iv) physical appearance and amenities associated with the communities; and (v) location. The Company competes with other companies providing independent living, assisted living, skilled nursing, home health care, and other similar service and care alternatives, some of whom may have greater financial resources than the Company. Because seniors tend to choose senior living communities near their homes, the Company's principal competitors are other senior living and long-term care communities in the same geographic areas as the Company's communities. The Company also competes with other health care businesses with respect to attracting and retaining nurses, technicians, aides and other high quality professional and non-professional employees and managers.

EMPLOYEES

     As of December 31, 2002, the Company employed 2,244 persons, of which 1,167 were full-time employees (48 of whom are located at the Company's corporate offices) and 1,077 were part-time employees. None of the Company's employees is currently represented by a labor union and the Company is not aware of any union organizing activity among its employees. The Company believes that its relationship with its employees is good.

EXECUTIVE OFFICERS AND KEY EMPLOYEES

     The following table sets forth certain information concerning each of the Company's executive officers and key employees as of December 31, 2002:

NAME                                        AGE          POSITION(S) WITH THE COMPANY
----                                        ---          ----------------------------
Lawrence A. Cohen.........................  49    Chief Executive Officer and Vice Chairman
                                                  of the Board
James A. Stroud...........................  52    Chairman and Secretary of the Company and
                                                  Chairman of the Board
Keith N. Johannessen......................  46    President and Chief Operating Officer
Ralph A. Beattie..........................  53    Executive Vice President and Chief
                                                  Financial Officer
Rob L. Goodpaster.........................  49    Vice President -- National Marketing
David W. Beathard, Sr. ...................  55    Vice President -- Operations
David R. Brickman.........................  44    Vice President and General Counsel
Paul T. Lee...............................  37    Vice President -- Finance
Jerry D. Lee..............................  42    Corporate Controller
Robert F. Hollister.......................  47    Property Controller

     Lawrence A. Cohen has served as a director and Vice Chairman of the Board since November 1996. He has served as Chief Executive Officer since May 1999 and was Chief Financial Officer from November 1996 to May 1999. From 1991 to 1996, Mr. Cohen served as President and Chief Executive Officer of Paine Webber Properties Incorporated, which controlled a real estate portfolio having a cost basis of approximately $3.0 billion, including senior living facilities of approximately $110.0 million. From 1991 to 1998, Mr. Cohen was President and a member of the board of directors of ILM and ILM II. Mr. Cohen serves on the boards of various charitable organizations, and was a founding member and is on the executive committee of the Board of the American Seniors Housing Association. Mr. Cohen has earned a Masters in Law, is a licensed attorney and is also a Certified Public Accountant. Mr. Cohen has had positions with businesses involved in senior living for 18 years.

     James A. Stroud has served as a director and officer of the Company and its predecessors since January 1986. He currently serves as Chairman and Secretary of the Company and Chairman of the Board. Mr. Stroud also serves on the boards of various educational and charitable organizations, and in varying capacities with several trade organizations, including as a member of the Founder's Council and Leadership Council of the Assisted Living Federation of America. Mr. Stroud also serves as an Owner/Operator Advisory Group member to the National Investment Conference and as a Founding Sponsor of The Johns Hopkins University Senior Housing and Care Program. Mr. Stroud was the past President and Member of the board of directors of the National Association for Senior Living Industry Executives. He also was a founder of the Texas Assisted Living Association and served as a member of its board of directors. Mr. Stroud has earned a Masters in Law, is a licensed attorney and is also a Certified Public Accountant. Mr. Stroud has had positions with businesses involved in senior living for 18 years.

     Keith N. Johannessen has served as President of the Company and its predecessors since March 1994, and previously served as Executive Vice President from May 1993 until February 1994. Mr. Johannessen has served as a director and Chief Operating Officer since May 1999. From 1992 to 1993, Mr. Johannessen served as Senior Manager in the health care practice of Ernst & Young. From 1987 to 1992, Mr. Johannessen was Executive Vice President of Oxford Retirement Services, Inc. Mr. Johannessen has served on the State of the Industry and Model Assisted Living Regulations Committees of the American Seniors Housing Association. Mr. Johannessen has been active in operational aspects of senior housing for 24 years.

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

     Rob L. Goodpaster has served as Vice President -- National Marketing of the Company and its predecessors since December 1992. From 1990 to 1992, Mr. Goodpaster was National Director for Marketing for Autumn America, an owner and operator of senior housing facilities. Mr. Goodpaster has been active in professional industry associations and formerly served on the Board of Directors for the National Association For Senior Living Industries. Mr. Goodpaster has been active in the operational, development and marketing aspects of senior housing for 26 years.

     David W. Beathard, Sr. has served as Vice President -- Operations of the Company and its predecessors since August 1996. From 1992 to 1996, Mr. Beathard owned and operated a consulting firm, which provided operational, marketing, and feasibility consulting regarding senior housing facilities. Mr. Beathard has been active in the operational, sales and marketing, and construction oversight aspects of senior housing for 29 years.

     David R. Brickman has served as Vice President and General Counsel of the Company and its predecessors since July 1992. From 1989 to 1992, Mr. Brickman served as in-house counsel with LifeCo Travel Management Company, a corporation that provided travel services to U.S. corporations. Mr. Brickman has also earned a Masters of Business Administration and a Masters in Health Administration. Mr. Brickman has either practiced law or performed in-house counsel functions for 16 years.

     Paul T. Lee has served as Vice President -- Finance since February 1999. From 1992 to 1998, Mr. Lee served in various management positions of Chief Auto Parts Inc., which was one of the nation's largest automotive aftermarket retail chains. From 1995 to 1998, he held the position of Assistant Treasurer. Prior to joining Chief Auto Parts, Mr. Lee held various positions in the finance department of Brice Foods, Inc. from 1988 to 1992.

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

ITEM 2. PROPERTIES

     The executive and administrative offices of the Company are located at 14160 Dallas Parkway, Suite 300, Dallas, Texas 75254, and consist of approximately 20,000 square feet. The lease on the premises extends through February 2008. The Company believes that its corporate office facilities are adequate to meet its requirements through at least fiscal 2003 and that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate operations. The Company also leases executive office space in New York, New York pursuant to an annual lease agreement.

     As of December 31, 2002, the Company owned and/or managed the senior living communities referred to in Item 1 above under the caption "Operating Communities."

ITEM 3. LEGAL PROCEEDINGS

     On or about October 23, 1998, Robert Lewis filed a putative class action complaint on behalf of certain holders of assignee interests (the "Assignee Interests") in NHP Retirement Housing Partners I Limited Partnership ("NHP") in the Delaware Court of Chancery, Civil Action No. 16725 (the "Delaware Action") against NHP, the general partner of NHP ("General Partner"), the Company and Capital Senior Living Properties 2-NHPCT, Inc. (collectively, the "Defendants"). The complaint alleged, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the NHP Partnership Agreement in connection with the sale of four properties by NHP to Capital Senior Living Properties 2-NHPCT, Inc. in September 1998 (the "1998 Transaction"). The complaint sought, among other relief, rescission of the 1998 Transaction and unspecified damages. Subsequently, the plaintiff amended his complaint adding allegations challenging the terms of the sale in December 2001 of the Amberleigh retirement facility to BRE/CSL. On December 6, 2001, Leonard Kalmenson filed a motion to intervene in the Delaware Action on behalf of a putative class of holders of Pension Notes of NHP in the event the Court of Chancery determined that the claims asserted in the Delaware Action were derivative in nature.

     On October 18, 2002, the Delaware Court of Chancery entered a Final Order and Judgment (i) certifying a class consisting of all record and beneficial holders of Assignee Interests of NHP as of September 30, 1998 or any time thereafter, (ii) approving as fair, reasonable and adequate a settlement of the Delaware Action calling for the creation of a settlement fund in the amount of approximately $0.8 million, (iii) dismissing the Delaware Action with prejudice and releasing, among other things, all the claims asserted therein, and (iv) awarding attorneys' fees and expenses in the amount of $0.3 million to be paid from the settlement fund to counsel for the class. NHP previously contributed $0.3 million to the creation of the settlement fund, which is the amount of the deductible of NHP's directors and officers' liability insurance policy at the time the Delaware Action was filed (the "D&O Policy"). Virtually all of the balance of the settlement fund was contributed by various insurance brokers and agents, and their insurers, in connection with the resolution of certain claims for coverage under the D&O Policy. In accordance with the settlement, approximately $0.6 million (the amount of the settlement fund minus the award for attorneys' fees and expenses) was distributed to the class of Assignee Holders on a pro rata basis after the settlement became final.

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

     In the fourth quarter of 2002, the Company (and two of its management subsidiaries), Buckner, and a related Buckner entity, and other unrelated entities were named as defendants in a lawsuit in district court in Fort Bend County, Texas brought by the heir of a former resident who obtained nursing home services at

Parkway Place. The Company managed Parkway Place for Buckner through December 31, 2001. The Company's insurers have hired counsel to investigate and defend this claim. The Company is unable at this time to estimate its liability, if any, related to this claim.

     The Company has other pending claims not mentioned above ("Other Claims") incurred in the course of its business. Most of these Other Claims are believed by management to be covered by insurance, subject to normal reservations of rights by the insurance companies and possibly subject to certain exclusions in the applicable insurance policies. Whether or not covered by insurance, these claims, in the opinion of management, based on advice of legal counsel, should not have a material effect on the financial statements of the Company if determined adversely to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter ended December 31, 2002.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY; RELATED STOCKHOLDER MATTERS

     (a) The Company's shares of common stock are listed for trading on the New York Stock Exchange ("NYSE") under the symbol "CSU". The following table sets forth, for the periods indicated, the high and low sales prices for the Company's common stock, as reported on the NYSE. At March 24, 2002 there were approximately 3,700 stockholders of record of the Company's common stock.

YEAR                                                          HIGH     LOW
----                                                          -----   -----
2002
  First Quarter.............................................  $4.16   $2.68
  Second Quarter............................................   3.80    3.10
  Third Quarter.............................................   3.16    2.25
  Fourth Quarter............................................   2.70    2.05
2001
  First Quarter.............................................  $2.57   $2.00
  Second Quarter............................................   2.10    1.52
  Third Quarter.............................................   2.85    1.39
  Fourth Quarter............................................   3.07    1.50

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

     The following table presents information relating to the Company equity compensation plans as of December 31, 2002:

                                                                               NUMBER OF SECURITIES
                           NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE       REMAINING AVAILABLE FOR
                               BE ISSUED UPON        EXERCISE PRICE OF THE     FUTURE ISSUANCE UNDER
                           EXERCISE OF OUTSTANDING        OUTSTANDING        EQUITY COMPENSATION PLANS
                            OPTIONS, WARRANTS AND      OPTIONS, WARRANTS       (EXCLUDING SECURITIES
                                   RIGHTS                 AND RIGHTS         REFLECTED IN COLUMN (A))
PLAN CATEGORY                        (A)                      (B)                       (C)
-------------              -----------------------   ---------------------   -------------------------
Equity compensation plans
  approved by security
  holders................         1,602,312                  $4.83                    378,198
Equity compensation plans
  not approve by security
  holders................                --                     --                         --
                                  ---------                  -----                    -------
Total....................         1,602,312                  $4.83                    378,198
                                  =========                  =====                    =======

     (b) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company. The selected financial data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 are derived from the audited consolidated financial statements of the Company.

                                                                AT AND FOR THE YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------------------
                                                           2002       2001       2000       1999       1998
                                                         --------   --------   --------   --------   --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statements of Income Data:
  Revenues:
    Resident and health care revenue...................  $ 57,574   $ 62,807   $ 49,185   $ 41,071   $ 25,987
    Rental and lease income............................        37      3,619      4,603      4,304      4,282
    Unaffiliated management services revenue...........     1,069      1,971      2,271      2,695      2,465
    Affiliated management services revenue.............     2,062      1,743      1,040        456      1,327
    Unaffiliated development fees......................        --         --        563      1,341      1,234
    Affiliated development fees........................       740        403      1,992     14,086      7,473
                                                         --------   --------   --------   --------   --------
      Total revenues...................................    61,482     70,543     59,654     63,953     42,768
Expenses:
  Operating expenses...................................    32,851     37,214     29,530     24,470     17,067
  General and administrative expenses..................    11,557     12,002     11,116      9,212      6,094
  Provision for bad debts(1)...........................       267        967      4,318     15,896        500
  Depreciation and amortization........................     5,846      7,088      5,186      4,671      2,734
                                                         --------   --------   --------   --------   --------
      Total expenses...................................    50,521     57,271     50,150     54,249     26,395
                                                         --------   --------   --------   --------   --------
  Income from operations...............................    10,961     13,272      9,504      9,704     16,373
Other income (expense):
  Interest income......................................     5,968      5,914      5,981      5,822      4,939
  Interest expense.....................................   (10,749)   (14,888)   (11,980)    (7,089)    (1,922)
  Gain (loss) on sale of properties....................     1,876      2,550       (350)       748        422
  Equity in gains (losses) of affiliates...............        69       (451)        --         --         --
                                                         --------   --------   --------   --------   --------
Income before income taxes, minority interest in
  consolidated partnership and extraordinary charge....     8,125      6,397      3,155      9,185     19,812
Provision for income taxes.............................    (3,015)    (1,871)      (763)    (2,992)    (7,476)
                                                         --------   --------   --------   --------   --------
Income before minority interest in consolidated
  partnership and extraordinary charge.................     5,110      4,526      2,392      6,193     12,336
Minority interest in consolidated partnership..........      (428)    (1,617)    (1,153)    (1,355)      (379)
                                                         --------   --------   --------   --------   --------
Income before extraordinary charge.....................     4,682      2,909      1,239      4,838     11,957
Extraordinary charge, net of minority interest and
  income tax benefit(2)................................        --       (153)        --         --         --
                                                         --------   --------   --------   --------   --------
Net income.............................................  $  4,682   $  2,756   $  1,239   $  4,838   $ 11,957
                                                         ========   ========   ========   ========   ========
Per share data:
Basic earnings per share:
  Income before extraordinary charge...................  $   0.24   $   0.15   $   0.06   $   0.25   $   0.61
  Extraordinary charge.................................        --      (0.01)        --         --         --
                                                         --------   --------   --------   --------   --------
  Net income...........................................  $   0.24   $   0.14   $   0.06   $   0.25   $   0.61
                                                         ========   ========   ========   ========   ========
Diluted earnings per share:
  Income before extraordinary charge...................  $   0.24   $   0.15   $   0.06   $   0.25   $   0.61
  Extraordinary charge.................................        --      (0.01)        --         --         --
                                                         --------   --------   --------   --------   --------
  Net income...........................................  $   0.24   $   0.14   $   0.06   $   0.25   $   0.61
                                                         ========   ========   ========   ========   ========

                                                                AT AND FOR THE YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------------------
                                                           2002       2001       2000       1999       1998
                                                         --------   --------   --------   --------   --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Weighted average shares outstanding:
  Basic................................................    19,726     19,717     19,717     19,717     19,717
                                                         ========   ========   ========   ========   ========
  Diluted..............................................    19,917     19,734     19,724     19,806     19,717
                                                         ========   ========   ========   ========   ========
Balance Sheet Data:
  Cash and cash equivalents............................  $ 11,768   $  9,975   $ 23,975   $ 32,988   $ 35,827
  Working capital (deficit)............................     2,973     (8,721)    27,022     46,973     (9,026)
  Total assets.........................................   278,251    308,082    318,544    221,876    205,267
  Long-term debt, excluding current portion(3).........   140,385    156,755    184,060     92,416     32,671
  Shareholders' equity.................................   118,281    113,544    110,788    109,549    104,516

---------------

(1) In fiscal 2000, the Company wrote off $1.6 million in notes receivable and $1.4 million in development fees receivable relating to certain communities that were under development for the Triad Entities. In addition, the Company recorded a write-down on a house and five parcels of land of $1.0 million to record these assets at their estimated net realizable value. In fiscal 1999, the Company wrote off $3.9 million in notes receivable and $10.5 million in development fees receivable from Triad Entities that were unable to secure financing on favorable terms for the development of their senior living communities. These joint ventures were in various stages of developing 19 Waterford communities.

(2) The Company recognized an extraordinary charge, net of minority interest and income tax benefit, of $0.2 million. The charge resulted from a loan foreclosure on HCP's McCurdy property.

(3) The Company refinanced $20.0 million of collateralized loans reflected as short-term in fiscal 2001 to long-term variable rate debt in fiscal 2002. The Company refinanced $47.7 million of mortgage loans reflected as short-term debt in fiscal 1998 to long term fixed rate mortgage loans in fiscal 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis addresses the Company's results of operations on a historical consolidated basis for the years ended December 31, 2002, 2001 and 2000. The following should be read in conjunction with the Company's historical consolidated financial statements and the selected financial data contained elsewhere in this report.

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

     The Company has acquired interests in and operates 43 senior living communities.

     The Company generates revenue from a variety of sources. For the year ended December 31, 2002, the Company's revenues were derived as follows: 93.6% from the operation of 18 owned communities; 0.1% from lease rentals from triple net leases; 5.1% from management fees arising from management services provided for 24 affiliate-owned senior living communities and 11 third-party owned senior living communities; and 1.2% from development fees earned for managing the development and construction of new senior living communities for affiliate owned senior living communities.

     The Company believes that the factors affecting the financial performance of communities managed under contracts with third parties do not vary substantially from the factors affecting the performance of owned and leased communities, although there are different business risks associated with these activities.

     The Company's third-party management fees are primarily based on a percentage of gross revenues. As a result, the cash flow and profitability of such contracts to the Company are more dependent on the revenues generated by such communities and less dependent on net cash flow than for owned communities. Further, the Company is not responsible for capital investments in managed communities. While the management contracts are generally terminable only for cause and upon the sale of a community, subject to the Company's rights to offer to purchase such community.

     The Company's current management contracts expire on various dates through September 2022 and provide for management fees based generally upon 5% of net revenues. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community. The Company's development fees are generally based upon a percentage of construction cost and are earned over the period commencing with the initial development activities and ending with the opening of the community.

     The Company owns 57% of the HealthCare Properties, LP ("HCP") partnership and the assets, liabilities, minority interest, and the results of operations of HCP have been consolidated in the Company's financial statements. The Company, through its ownership in HCP, leased two properties under triple net leases both of which were sold in the first quarter of 2002. After the sale of these two communities, HCP owns one community that is currently classified as held for sale.

     The Company owned 33.1% of the NHP Pension Notes ("NHP Notes"). The Company classified its investment in the NHP Notes as held to maturity. The NHP Notes bore simple interest at 13% per annum and matured on December 31, 2001. Interest was paid quarterly at a rate of 7%, with the remaining 6% interest deferred. During the fourth quarter of 2001, the Company reevaluated its assumptions related to the NHP Notes, and as a result reduced interest income by $0.5 million. At December 31, 2001, the Company's effective interest rate on the NHP Notes was 16.7%. In January 2002, NHP distributed its available cash and proceeds from the sale of its remaining community to the NHP Note holders. The Company received $5.6 million of this distribution. NHP has been dissolved and is currently being liquidated.

     The Company formed BRE/CSL with Blackstone in December 2001, and the joint venture seeks to acquire in excess of $200 million of senior housing properties. BRE/CSL is owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint venture, each of the Company and Blackstone must approve any acquisitions made by BRE/CSL. Each party must also contribute its pro rata portion of the costs of any acquisition. In December 2001, BRE/CSL acquired Amberleigh, a 394 resident capacity independent living facility. In connection with the acquisition of Amberleigh by BRE/CSL, the Company contributed $1.8 million to BRE/CSL. During the second quarter of 2002, BRE/CSL obtained permanent financing for the Amberleigh community and the Company recovered $1.4 million of its contribution to BRE/CSL.

     In addition, on June 13, 2002, the Company contributed to BRE/CSL four of its senior living communities with a capacity of approximately 600 residents. As a result of the contribution, the Company repaid $29.1 million of long-term debt to GMAC, received $7.3 million in cash from BRE/CSL, has a 10% equity interest in the venture of $1.2 million and wrote-off $0.5 million in deferred loan costs.

     The Company manages the five communities owned by BRE/CSL under long-term management contracts. The Company accounts for the BRE/CSL investment under the equity method of accounting. The Company has deferred $50,000 of management fee income as a result of its 10% interest in BRE/CSL.

     During the fourth quarter of 2002, the Company acquired LCOR's interests in the four joint ventures that own the Spring Meadows Communities from LCOR as well as loans made by LCOR to the joint ventures for $0.9 million in addition to funding $0.4 million to the venture for working capital and anticipated negative cash requirements of the communities. The Company's interests in the joint ventures that own the Spring Meadows Communities include interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company has managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001 and will continue to manage the communities under long-term management contracts. In addition, the Company will receive an asset management fee relating to each of the four communities. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. The Company accounts for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company has the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest.

RECENT DEVELOPMENTS

     The Company has recently made the election to exercise its options to purchase the partnership interests in the Triad Entities owned by non-Company parties, with the exception of Triad I. The Company and the Triad Entities, with the exception of Triad I, entered into Partnership Interest Purchase Agreements ("Purchase Agreements") on March 25, 2003, whereby the Company will purchase the partnership interests of the general partners and other third party limited partnership interests for an aggregate of approximately $1.7 million. Upon completion of these transactions, which the Company expects to take place by the end of the Company's second fiscal quarter of 2003, the Company will wholly own each partnership, other than Triad I. The Company will treat these transactions as a purchase of real estate and therefore does not expect any goodwill or other intangibles to be recognized related to these transactions. The Purchase Agreements are subject to customary terms and conditions.

     Summary financial information regarding the financial position of the Triad Entities as of December 31, 2002 and 2001 and results of operations for the years ended December 31, 2002 and 2001 of the Triad Entities is presented below. The Company is also presenting unaudited pro forma financial information as if the Company's purchase of the Triad Entities (except Triad I) were effective January 1, 2002. In addition, the unaudited pro forma financial information includes consolidating Triad I as if the provisions of FASB Interpretation No. 46 were effective January 1, 2002. Beginning in the third quarter of 2003, FASB Interpretation No. 46 will require the Company to consolidate the financial position and results of operation of Triad I with the Company's financial information. The unaudited pro forma financial information, which may not be indicative of future results, includes the elimination of significant intercompany balances and assumes incomes taxes at a 39% effective tax rate (in thousands):

                                                         TRIAD ENTITIES
                                                       -------------------   PRO FORMA
                                                       DEC. 31,   DEC. 31,   DEC. 31,
                                                         2002       2001       2002
                                                       --------   --------   ---------
Current assets.......................................  $  4,579   $  3,050   $ 23,561
Property and equipment, net..........................   185,007    188,651    386,967
Other assets.........................................    11,161     10,439     32,749
                                                       --------   --------   --------
  Total assets.......................................  $200,747   $202,140   $443,277
                                                       ========   ========   ========
Current liabilities..................................  $ 23,856   $ 17,374   $ 30,177
Long-term debt.......................................   229,789    208,991    298,656
Other long-term liabilities..........................       130         21        787
Partnership deficit/shareholders' equity.............   (53,028)   (24,246)   113,657
                                                       --------   --------   --------
  Total liabilities and partnership
     deficit/shareholders' equity....................  $200,747   $202,140   $443,277
                                                       ========   ========   ========

                                                                             PRO FORMA
                                                       DEC. 31,   DEC. 31,   DEC. 31,
                                                         2002       2001       2002
                                                       --------   --------   ---------
Net revenue..........................................  $ 27,017   $ 17,136    $88,499
Operating and general & administrative...............    30,248     23,849     74,923
Depreciation.........................................     5,489      5,062     11,335
Operating income (loss)..............................    (8,721)   (11,775)     2,241
Net loss.............................................   (21,347)   (23,667)    (9,442)

     The unaudited pro forma consolidated amounts are presented for informational purposes only and do not necessarily reflect the financial position or results of operations of the Company that would have actually occurred had the transactions occurred on January 1, 2002.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related footnotes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions. The Company believes the following critical accounting policies require managements most difficult, subjective and complex judgments.

  REVENUE RECOGNITION

     Resident and health care revenue is recognized at estimated net realizable amounts, based on historical experiences, due from residents in the period to which the rental and other services are provided.

     Revenues from the Medicare and Medicaid programs accounted for 8% of the Company's net revenues in 2002. Under the Medicare program, payments are determined based on established rates that differ from private pay rates. Revenue from the Medicare program is recorded at established rates and adjusted for differences between such rates and estimated amounts payable from the program. Any differences between estimated and actual reimbursements are included in operations in the year of settlement, which have not been material. Under the Medicaid program, communities are entitled to reimbursement at established rates that are lower than private pay rates. Patient service revenue for Medicaid patients is recorded at the reimbursement rates as the rates are set prospectively by the state upon the filing of an annual cost report.

     Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations. Regulatory inquiries occur in the ordinary course of business and compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

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

  INVESTMENTS IN PARTNERSHIPS AND AMOUNTS DUE FROM AFFILIATES

     Triad Entities: The Company has opened, in connection with its management agreements, seventeen new Waterford and Wellington communities and two expansions in the last four years pursuant to arrangements with the Triad Entities. The Company has an approximate 1% limited partnership interest in each of the Triad Entities and is accounting for these investments under the equity method of accounting based on the provisions of the Triad Entities partnership agreements. The Company defers 1% of its interest income, development fee income and management fee income earned from the Triad Entities. As of December 31, 2002, the Company had deferred income of $1.1 million relating to the Triad Entities.

     The Company has loan commitments to the Triad Entities for construction and pre-marketing expenses, in addition to requirements to fund the Triad Entities' operating deficits through operating deficit guarantees provided for in its management agreements with the Triad Entities and other advances, totaling $85.2 million at December 31, 2002. The Company evaluates the carrying value of these receivables by comparing the cash flows expected from the operations of the Triad Entities to the carrying value of the receivables. These cash flow models consider lease-up rates, expected operating costs, debt service requirements and various other factors. In addition, the Company entered into a support agreement with the Triad Entities during the third quarter of 2002, whereby, each of Triad II, Triad III, Triad IV and Triad V agreed to loan excess cash flow of such Triad to any one or more of Triad I, Triad II, Triad III, Triad IV and Triad V. The carrying value of the notes receivable from the Triad Entities could be adversely affected by a number of factors including the Triad communities experiencing slower than expected lease-up, lower than expected lease rates, higher than expected operating costs, increases in interest rates, issues involving debt service requirements, general adverse market conditions, other economic factors and changes in accounting guidelines. Management believes that the carrying value of the notes receivable are fully recoverable, based on the support agreement, factors within its control and the future achievement of the assumptions used in these cash flow models, which are consistent with the Company's operating experience.

     Deferred interest income is being amortized into income over the life of the loan commitment that the Company has with each of the Triad Entities. Deferred development and management fee income is being amortized into income over the expected remaining life of the Triad partnerships.

     Under equity accounting, the Company has recognized losses in the Triad Entities of $0.2 million and $0.5 million as of December 31, 2002 and 2001, respectively. The recognition of these losses has reduced the Company's investments in the Triad Entities to zero and additional losses of $0.4 million have been recorded as a reduction to the Company's notes receivable from the Triad Entities. The Company's share of future losses will also be recorded as a reduction of notes receivable from the Triad Entities.

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51, effective immediately for variable interest entities created after January 31, 2003 and effective for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities that existed prior to February 1, 2003. The Company will adopt the provisions of this interpretation, in the third quarter of 2003, and its adoption will result in the Company consolidating the financial statements of the Triad Entities, currently accounted for separately under the equity method of accounting. The Company expects the implementation of FASB Interpretation No. 46 will have a material effect on the Company's earnings and financial position. However, see "Recent Developments" under Item 1. Business for a description of the Company's agreements to purchase the partnership interests in Triads II, III, IV and V owned by non-Company parties.

     BRE/CSL: The Company formed BRE/CSL with an affiliate of Blackstone in December 2001, and the joint venture seeks to acquire in excess of $200 million of senior housing properties. BRE/CSL is owned 90% by Blackstone and 10% by the Company. The Company accounts for its investment in this joint venture under the equity method of accounting. The Company recorded its investment at cost and adjusts its investment for its share of earnings and losses of BRE/CSL. The Company defers 10% of its management fee income earned from BRE/CSL. As of December 31, 2002, the Company had deferred income of $50,000 relating to BRE/CSL.

     Deferred management fee income is being amortized into income over the term of the Company's management contract.

     Spring Meadows: During the fourth quarter of 2002, the Company acquired LCOR's interest in the four joint ventures which own the Spring Meadows Communities from LCOR as well as loans made by LCOR to the joint ventures for $0.9 million in addition to funding $0.4 million to the venture for working capital and anticipated negative cash requirements of the communities. The Company's interests in the four joint ventures which own the Spring Meadows Communities include interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company has managed these communities since the opening of each community in late 2000 and early 2001 and will continue to manage the communities under long-term management contracts. In addition, the Company will receive an asset management fee relating to each of the four communities. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. The Company accounts for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company has the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest.

  ASSETS HELD FOR SALE

     The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The Company currently has one community and six parcels of land held for sale. The fair value of these properties is generally determined based on market rates, industry tends and recent comparable sales transactions. The actual sales price of these assets could differ significantly from the Company's estimates.

RESULTS OF OPERATIONS

     The following tables set forth, for the periods indicated, selected historical consolidated statements of income data in thousands of dollars and expressed as a percentage of total revenues.

                                                        YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------------
                                               2002               2001               2000
                                         ----------------   ----------------   ----------------
                                            $         %        $         %        $         %
                                         --------   -----   --------   -----   --------   -----
Revenues:
  Resident and healthcare revenue......  $ 57,574    93.6%  $ 62,807    89.0%  $ 49,185    82.5%
  Rental and lease income..............        37     0.1%     3,619     5.1%     4,603     7.7%
  Unaffiliated management services
     revenue...........................     1,069     1.7%     1,971     2.8%     2,271     3.8%
  Affiliated management services
     revenue...........................     2,062     3.4%     1,743     2.5%     1,040     1.7%
  Unaffiliated development fees........        --      --%        --      --%       563     1.0%
  Affiliated development fees..........       740     1.2%       403     0.6%     1,992     3.3%
                                         --------   -----   --------   -----   --------   -----
       Total revenues..................    61,482   100.0%    70,543   100.0%    59,654   100.0%
Expenses:
  Operating expenses...................    32,851    53.4%    37,214    52.8%    29,530    49.5%
  General and administrative
     expenses..........................    11,557    18.8%    12,002    17.0%    11,116    18.6%
  Provision for bad debts..............       267     0.4%       967     1.4%     4,318     7.2%
  Depreciation and amortization........     5,846     9.5%     7,088    10.0%     5,186     8.8%
                                         --------   -----   --------   -----   --------   -----
       Total expenses..................    50,521    82.2%    57,271    81.2%    50,150    84.1%
                                         --------   -----   --------   -----   --------   -----
Income from operations.................    10,961    17.8%    13,272    18.8%     9,504    15.9%
Other income (expense):
  Interest income......................     5,968     9.7%     5,914     8.4%     5,981    10.0%
  Interest expense.....................   (10,749)  (17.5)%  (14,888)  (21.1)%  (11,980)  (20.0)%
  Equity in the gains (losses) of
     affiliates........................        69     0.1%      (451)   (0.6)%       --      --%
  Gain (loss) on sale of properties....     1,876     3.1%     2,550     3.6%      (350)    0.6%
                                         --------   -----   --------   -----   --------   -----
Income before income taxes and minority
  interest in consolidated partnership
  and extraordinary charge.............     8,125    13.2%     6,397     9.1%     3,155     5.3%
Provision for income taxes.............    (3,015)   (4.9)%   (1,871)   (2.7)%     (763)   (1.3)%
                                         --------   -----   --------   -----   --------   -----
Income before minority interest in
  consolidated partnership and
  extraordinary charge.................     5,110     8.3%     4,526     6.4%     2,392     4.0%
Minority interest in consolidated
  Partnership..........................      (428)   (0.7)%   (1,617)   (2.3)%   (1,153)   (1.9)%
                                         --------   -----   --------   -----   --------   -----
Income before extraordinary charge.....     4,682     7.6%     2,909     4.1%     1,239     2.1%
Extraordinary charge, net of minority
  interest and income tax benefit of
  $187 and $94, respectively...........        --      --%      (153)   (0.2)%       --      --%
                                         --------   -----   --------   -----   --------   -----
       Net income......................  $  4,682     7.6%  $  2,756     3.9%  $  1,239     2.1%
                                         ========   =====   ========   =====   ========   =====

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

     Revenues. Total revenues decreased $9.0 million or 12.8% to $61.5 million in 2002 compared to $70.5 million in 2001. Resident and health care revenue decreased $5.2 million or 8.3% to $57.6 million in 2002 compared to $62.8 million in the prior year. This decrease in resident and healthcare revenue reflects the loss of revenue on the four communities contributed to BRE/CSL in June 2002 of $5.8 million, the loss of revenue from HCP's Cambridge community of $3.1 million, which was sold in August 2001, offset by an overall increase in revenue at the Company's other communities of $3.7 million. Rental and lease income decreased by $3.6 million due to the expiration of triple net leases on four communities leased to HealthSouth Rehabilitation Corporation ("HealthSouth"), along with the sale by HCP of its two communities that were previously leased to third parties. Unaffiliated management services revenue decreased $0.9 million or 45.8%, primarily due to the termination of the Company's management contracts with Buckner and ILM II. Affiliated management services revenue increased $0.3 million or 18.3% due to increases in management fees earned on the management of 19 Triad communities in 2002 compared to 17 Triad communities in 2001 along with management fees earned on the four communities owned by BRE/CSL. Affiliated development fee revenue reflects fees earned related to the completion of two communities under development for the Triad Entities.

     Expenses. Total expenses decreased $6.8 million or 11.8% to $50.5 million in 2002 compared to $57.3 million in 2001. Operating expenses decreased to $32.9 million in 2002 compared to $37.2 million in the prior year. This 11.7% decrease primarily resulted from the contribution of the four communities to BRE/CSL and the sale of the Cambridge facility offset by a writedown on a community held for sale of $0.8 million. General and administrative expenses decreased 3.7% or $0.4 million to $11.6 million in 2002 compared to $12.0 million in the prior year. This reduction primarily results from the contribution of the four communities to BRE/CSL and the sale of the Cambridge community. Provision for bad debts of $0.3 in fiscal 2002 primarily relates to normal write-offs of resident receivables compared to provision for bad debts in 2001 of $1.0 million which relates to writing off $0.6 million in receivables related to one of the Company's triple net leases, along with normal write offs of resident receivables. Depreciation and amortization expenses decreased 17.5% to $5.8 million in 2002 compared to $7.1 million in 2001, reflecting the contribution of the four communities to BRE/CSL and the sale of the Cambridge community.

     Other income and expenses. Interest expense decreased $4.2 million to $10.7 million in 2002 compared to $14.9 million in 2001. This 27.8% decrease in interest expense is the result of the repayment of $29.1 million of debt related to the communities contributed to BRE/CSL and lower interest rates in the current year on the Company's variable rate debt. Gain on sale of assets decreased by $0.7 million in the current year compared to the prior year. In 2002, the Company sold two communities and one parcel of land for $6.7 million, which resulted in the recognition of a gain of $2.4 million and net proceeds to the Company of $5.2 million. In addition in 2002, the Company contributed four communities to BRE/CSL, and as a result, the Company repaid $29.1 million of long-term debt, received $7.3 million in cash and has a 10% equity interest in the venture, and wrote-off $0.5 million in deferred loan costs, resulting in the recognition of a loss of $0.5 million. In 2001, the Company sold one community, two parcels of land and a house for $5.2 million, which resulted in the recognition of a gain of $2.6 million and net proceeds to the Company of $4.8 million. Interest income primarily represents interest earned on loans the Company made to the Triad Entities. Equity in the earnings of affiliates represents the Company's share of the losses incurred by the Triad Entities offset by the Company's share of earnings from the five communities owned by BRE/CSL.

     Provision for income taxes. Provision for income taxes in 2002 was $3.0 million or 39.2% effective tax rate compared to $1.9 million or 39.1% effective tax rate in 2001. The effective tax rates for 2001 and 2000 differ from the statutory tax rates because of state income taxes and permanent tax differences.

     Minority interest. Minority interest decreased $1.2 million to $0.4 million in 2002 compared to $1.6 million in 2001 due to lower earnings at HCP. HCP currently owns one asset, which is held for sale.

     Net income. As a result of the foregoing factors, net income increased $1.9 million to $4.7 million for 2002, as compared to $2.8 million for 2001.

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

     Revenues. Total revenues increased $10.9 million or 18.3% to $70.5 million in 2001 compared to $59.7 million in 2000. Resident and health care revenue increased $13.6 million or 27.7% to $62.8 million in 2001 compared to $49.2 million in the prior year. This increase in resident and healthcare revenue was primarily due to a full year of revenue from the eight communities acquired in August 2000, that were formerly owned by ILM and ILM II. These eight communities increased the Company's resident capacity of owned communities by approximately 1,300 units. Rental and lease income decreased by $1.0 million due to the expiration of triple net leases on four communities leased to HealthSouth, along with lease income that was earned in the prior year on the ILM communities. Unaffiliated management services revenue decreased $0.3 million or 13.2%, primarily due to the acquisition of the eight communities from ILM and ILM II, that were formerly managed by the Company. Affiliated management services revenue increased $0.7 million or 67.6%, due to management fees earned on the management of 17 Triad communities in 2001 compared to 14 Triad communities in 2000. In addition, the Company received a full year of management fees in 2001 on 11 Triad communities that were opened during the fourth quarter of 2000. The Company did not earn any unaffiliated development fees during 2001, resulting in a reduction in unaffiliated development fees of $0.6 million. Affiliated development fee revenue decreased $1.6 million to $0.4 million, reflecting the completion of one and 11 Triad communities in 2001 and 2000, respectively.

     Expenses. Total expenses increased $7.1 million or 14.2% to $57.3 million in 2001 compared to $50.2 million in 2000. Operating expenses increased to $37.2 million in 2001 compared to $29.5 million in the prior year. This 26.0% increase primarily resulted from a full year of operations from the eight ILM communities acquired in August 2000. General and administrative expenses increased 8.0% or $0.9 million primarily as a result of the ILM acquisition. Bad debt expense decreased from $4.3 million in 2000 to $1.0 million in 2001. Provision for bad debts in fiscal 2001 primarily related to writing off $0.6 million in receivables related to one of the Company's triple net leases, along with normal write offs of resident receivables. The provision for bad debts in 2000 relates to writing off or reserving $1.2 million in development fees receivable, $2.2 million in notes receivable and $0.8 million in valuation adjustments on five parcels of land held for sale. Depreciation and amortization expenses increased 36.7% to $7.1 million in 2001 compared to $5.2 million in 2000, reflecting a full year of depreciation on the communities acquired from ILM and ILM II.

     Other income and expenses. Interest expense increased $2.9 million to $14.9 million in 2001 compared to $12.0 million in 2000. This 24.3% increase in interest expense was the result of a full year of interest incurred on the debt used to acquire the ILM communities and refinancing three of the Company's owned communities compared to a partial year of interest in the prior year, as the ILM assets were acquired in August 2000, partially offset by lower interest rates on the Company's variable rate loans in the current fiscal year. Gain (loss) on sale of assets increased by $2.9 million in the current year compared to the prior year. In 2001, the Company sold one community, two parcels of land and a house for $5.2 million, which resulted in the recognition of a gain of $2.6 million and net proceeds to the Company of $4.8 million. In 2000, the Company sold two communities and a house for $4.8 million, that resulted in the recognition of a loss of $0.4 million and net cash proceeds of $4.5 million. Interest income primarily represents interest earned on loans the Company made to the Triad Entities along with interest earned on the Company's investment in the NHP Notes. Equity in the earnings of affiliates represents the Company's share of the losses incurred by the Triad Entities.

     Provision for income taxes. Provision for income taxes in 2001 was $1.9 million or 39.1% effective tax rate compared to $0.8 million or 38.1% effective tax rate in 2000. The effective tax rates for 2001 and 2000 differ from the statutory tax rates because of state income taxes and permanent tax differences.

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

QUARTERLY RESULTS

     The following table presents certain quarterly financial information for the four quarters ended December 31, 2002 and 2001. This information has been prepared on the same basis as the audited

Consolidated Financial Statements of the Company appearing elsewhere in this report and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the audited Consolidated Financial Statements of the Company and the related notes thereto.

                                                          2002 CALENDAR QUARTERS
                                                 -----------------------------------------
                                                  FIRST      SECOND     THIRD      FOURTH
                                                 --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues.................................  $16,575    $16,201    $14,541    $14,165
Income from operations.........................    3,000      2,827      2,121      3,013
Net income.....................................    1,811        778        888      1,205
Net income per share, basic....................  $  0.09    $  0.04    $  0.05    $  0.06
Net income per share, diluted..................  $  0.09    $  0.04    $  0.05    $  0.06
Weighted average shares outstanding, basic.....   19,718     19,721     19,727     19,737
Weighted average shares outstanding, fully
  diluted......................................   20,022     19,978     19,845     19,822

                                                          2001 CALENDAR QUARTERS
                                                 -----------------------------------------
                                                  FIRST      SECOND     THIRD      FOURTH
                                                 --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total revenues.................................  $18,043    $18,403    $16,997    $17,100
Income from operations.........................    3,882      3,494      2,742      3,154
Extraordinary charge, net of minority interest
  and income tax benefit.......................       --         --       (153)        --
Net income.....................................      427        602      1,029        698
Basic earnings per share:
  Income before extraordinary charge...........  $  0.02    $  0.03    $  0.06    $  0.04
  Extraordinary charge.........................       --         --      (0.01)        --
                                                 -------    -------    -------    -------
  Net income...................................  $  0.02    $  0.03    $  0.05    $  0.04
                                                 =======    =======    =======    =======
Diluted earnings per share:
  Income before extraordinary charge...........  $  0.02    $  0.03    $  0.06    $  0.04
  Extraordinary charge.........................       --         --      (0.01)        --
                                                 -------    -------    -------    -------
  Net income...................................  $  0.02    $  0.03    $  0.05    $  0.04
                                                 =======    =======    =======    =======
Weighted average shares outstanding, basic.....   19,717     19,717     19,717     19,717
Weighted average shares outstanding, fully
  diluted......................................   19,717     19,717     19,731     19,734

LIQUIDITY AND CAPITAL RESOURCES

     In addition to approximately $11.8 million of cash balances on hand as of December 31, 2002, the Company's principal source of liquidity is expected to be cash flows from operations, proceeds from the sale of noncore assets, and cash flows from BRE/CSL. Of the $11.8 million in cash balances, $0.6 million relates to cash held by HCP. The Company expects its available cash and cash flows from operations, proceeds from the sale of assets, and cash flows from BRE/CSL to be sufficient to fund its short-term working capital requirements. The Company's long-term capital requirements, primarily for acquisitions, the payment of operating deficit guarantees, and other corporate initiatives, will be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company's long-term capital requirements.

     The Company had net cash provided by operating activities of $13.9 million in fiscal 2002 compared to $14.9 million and $15.7 million in fiscal 2001 and 2000, respectively. In fiscal 2002, net income provided by operating activities was primarily derived from net income of $4.7 million, net noncash charges of $8.1 million, a decrease in prepaid and other assets of $0.9 million, and an increase in accrued expenses of $1.3 million offset by an increase in accounts receivable of $0.5 million, a decrease in accounts payable of $0.5 million and an increase in customer deposits of $0.1 million. In fiscal 2001, the net cash provided by operating activities was primarily derived from net income of $2.8 million along with net noncash charges of $8.4 million, a decrease in accounts receivable of $0.8 million, a decrease in federal and state taxes receivable of $2.7 million, a decrease in prepaid and other assets of $0.7 million, offset by a net decrease in accounts payable and accrued expenses of $0.5 million. In fiscal 2000, the net cash provided by operating activities was primarily derived from net income of $1.2 million along with net noncash charges of $12.3 million, increases in accounts payable and accrued expenses of $2.5 million, a decrease in federal and state taxes receivable of $2.3 million and a decrease in other assets and customer deposits of $0.3 million, offset by an increase in accounts receivable of $1.0 million, an increase in notes receivable of $0.6 million and an increase in prepaid and other assets of $1.4 million.

     The Company had net cash used in investing activities of $4.8 million, $16.3 million, and $112.2 million in fiscal 2002, 2001, and 2000, respectively. In fiscal 2002, the Company net cash used in investing activities was primarily the result of advances to the Triad Entities of $22.4 million, capital expenditures of $2.2 million offset by proceeds from the sale of two communities and one parcel of land for $5.2 million net of selling costs, proceeds from the contribution of assets to BRE/CSL of $7.3 million and distributions from limited partnerships of $7.3 million. In fiscal 2001, the Company's net cash used in investing activities was primarily the result of advances to Triad Entities of $17.7 million for operating deficits and capital expenditures and capital expenditures of $2.1 million, investments in limited partnerships of $1.3 million, offset by the proceeds from the sale of one community and two parcels of land for $4.8 million, net of selling costs. In fiscal 2000, the Company's net cash used in investing activities was primarily the result of acquisition costs of $102.0 million for the eight ILM communities, advances to Triad Entities of $14.2 million for operating deficits and capital expenditures and capital expenditures of $3.1 million, offset by the proceeds of the sale of HCP assets of $4.5 million and a distribution from a limited partnership of $2.6 million.

     The Company had net cash used in financing activities of $7.3 million in fiscal 2002 compared to net cash used by financing activities of $11.5 million in fiscal 2001 and net cash provided by financing activities of $86.4 million in fiscal 2000. For fiscal 2002 the net cash used in financing activities primarily results from repayments of notes payable of $6.8 million, cash restrictions of $2.4 million under the terms of one of the Company's loan agreements, distributions to minority partners of $2.1 million, deferred loan charges paid of $0.8 million offset by proceeds from the issuance of notes payable of $4.8 million. For fiscal 2001, net cash used in financing activities was primarily the result of distributions to minority partners of $7.6 million, net repayments on notes of $2.9 million and cash restrictions of $1.0 million under the terms of one of the Company's loan agreements. For fiscal 2000, the net cash provided by financing activities was primarily the result of increase in debt outstanding as a result of the Company's acquisition of the eight ILM communities and refinancing of three owned communities, offset by repayments on the Company's line of credit of $30.0 million, distributions of $4.0 million to minority partners and $3.7 million in loan costs and the restriction of $1.1 million under the terms of a certain loan agreement.

     The Company derives the benefits and bears the risks related to the communities it owns. The cash flows and profitability of owned communities depends on the operating results of such communities and are subject to certain risks of ownership, including the need for capital expenditures, financing and other risks such as those relating to environmental matters.

     The cash flows and profitability of the Company's owned communities that are leased to third parties depend on the ability of the lessee to make timely lease payments. During 2001, HCP leased four communities to HealthSouth under a master lease agreement that expired on November 30, 2001. Three of the four communities were closed by the lessee and effective August 25, 1999, HealthSouth agreed to transfer control of the closed communities to the Company. The assets of one of the two communities, with the exception of two houses, were sold on September 29, 1999. On January 11, 2000, the Company sold the HCP community in Martin, Tennessee to HealthSouth for $2.4 million. On July 12, 2000, the Company sold the house owned by HCP in Gallatin, Tennessee for $0.4 million. On August 4, 2000, the Company sold HCP's community in

Mt. Dora, Florida for $2.0 million. On September 25, 2001, HCP sold the remaining house in Goodlettsville, Tennessee for $0.3 million. Notwithstanding the sales, HealthSouth continued to make its full lease payments to HCP with no reduction in rent for its four leases until the lease expired in November 2001. The remaining property leased to HealthSouth was reclassified during the fourth quarter of 2001 to held for sale. In addition to the HealthSouth leases, there were four other skilled nursing facilities leased by HCP. During 2001, the lessee on a triple net leased community in Evansville, Indiana defaulted on its minimum lease payments. HCP made the decision not to put additional money into the property, which was built in 1916, and notified the lender that it would not continue paying the lender's mortgage payment on the property. Consequently, during the third quarter of 2001, the lender foreclosed on the property. The foreclosure resulted in the Company recognizing an extraordinary charge, net of minority interest and income tax benefit of $0.2 million. During 2001, HCP operated, through a lease to an affiliate, one skilled nursing community in Cambridge, Massachusetts, until it was sold on August 15, 2001 for $3.6 million. On January 1, 2002, HCP sold its Hearthstone community for net proceeds of $2.7 million, after the payment of settlement costs, resulting in a gain of $1.8 million. On February 28, 2002, HCP sold its Trinity Hills community for net proceeds of $1.7 million, after the payment of settlement costs, resulting in a gain of $0.5 million. In addition, during fiscal 2002, HCP recorded a write-down of $0.8 million on its remaining community, which, it classifies as held for sale.

     The cash flows and profitability of the Company's management fees are dependent upon the revenues and profitability of the communities the Company manages. While the management contracts are generally terminable only for cause, in certain cases contracts can be terminated upon the sale of a community, subject to the Company's rights to offer to purchase such community.

     The Company formed BRE/CSL with Blackstone in December 2001, and the joint venture seeks to acquire in excess of $200 million of senior housing properties. BRE/CSL is owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint venture, each of the Company and Blackstone must approve any acquisitions made by BRE/CSL. Each party must also contribute its pro rata portion of the costs of any acquisition. In December 2001, BRE/CSL acquired Amberleigh, a 394 resident capacity independent living facility. In connection with the acquisition of Amberleigh by BRE/CSL, the Company contributed $1.8 million to BRE/CSL. During the second quarter of 2002, BRE/CSL obtained permanent financing for the Amberleigh community and the Company recovered $1.4 million of its contribution to BRE/CSL.

     In addition, on June 13, 2002, the Company contributed to BRE/CSL four of its senior living communities with a capacity of approximately 600 residents. As a result of the contribution, the Company repaid $29.1 million of long-term debt to GMAC, received $7.3 million in cash from BRE/CSL, has a 10% equity interest in the venture of $1.2 million and wrote-off $0.5 million in deferred loan costs.

     The Company manages the five communities owned by BRE/CSL under long-term management contracts. The Company accounts for the BRE/CSL investment under the equity method of accounting. The Company has deferred $50,000 of management fee income as a result of its 10% interest in the BRE/CSL joint venture.

     During the fourth quarter of 2002, the Company acquired LCOR's interests in the four joint ventures which own the Spring Meadows Communities from LCOR as well as loans made by LCOR to the joint ventures for $0.9 million in addition to funding $0.4 million to the venture for working capital and anticipated negative cash requirements of the communities. The Company's interests in the four joint ventures which own the Spring Meadows Communities include interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company has managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001 and will continue to manage the communities under long-term management contracts. In addition, the Company will receive an asset management fee relating to each of the four communities. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. The Company accounts for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company has the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest.

     The Company has entered into development and management agreements with the Triad Entities for the development and management of new senior living communities. The Triad Entities own and finance the construction of new senior living communities. These communities are primarily Waterford communities. The development of senior living communities typically involves a substantial commitment of capital over an approximate 12-month construction period, during which time no revenues are generated, followed by a 24 to 36 month lease up period.

     The Company has opened, in connection with its management agreements, seventeen new Waterford and Wellington communities and two expansions in the last four years pursuant to arrangements with the Triad Entities. The Company has an approximate 1% limited partnership interest in each of the Triad Entities and is accounting for these investments under the equity method of accounting based on the provisions of the Triad Entities partnership agreements. The Company defers 1% of its interest income, development fee income and management fee income earned from the Triad Entities. As of December 31, 2002, the Company had deferred income of $1.1 million relating to the Triad Entities.

     The Company has loan commitments to the Triad Entities for construction and pre-marketing expenses, in addition to requirements to fund the Triad Entities' operating deficits through operating deficit guarantees provided for in its management agreements with the Triad Entities and other advances, totaling $85.2 million at December 31, 2002. The Company evaluates the carrying value of these receivables by comparing the cash flows expected from the operations of the Triad Entities to the carrying value of the receivables. These cash flow models consider lease-up rates, expected operating costs, debt service requirements and various other factors. In addition, the Company entered into a support agreement with the Triad Entities during the third quarter of 2002, whereby each of Triad II, Triad III, Triad IV and Triad V agreed to loan excess cash flow of such Triad to any one or more of Triad I, Triad II, Triad III, Triad IV and Triad V. The carrying value of the notes receivable from the Triad Entities could be adversely affected by a number of factors, including the Triad communities experiencing slower than expected lease-up, lower than expected lease rates, higher than expected operating costs, increases in interest rates, issues involving debt service requirements, general adverse market conditions, other economic factors and changes in accounting guidelines. Management believes that the carrying value of the notes receivable are fully recoverable, based on the support agreement, factors within its control and the future achievement of the assumptions used in these cash flow models, which are consistent with the
Company's operating experience.     .

     Under equity accounting, the Company has recognized losses in the Triad Entities of $0.2 million and $0.5 million as of December 31, 2002 and 2001, respectively. The recognition of these losses have reduced the Company's investments in the Triad Entities to zero and additional losses of $0.4 million have been recorded as a reduction to the Company's notes receivable from the Triad Entities. The Company's share of future losses will also be recorded as a reduction of notes receivable from the Triad Entities.

     The following table sets forth, as of December 31, the capital invested in each of the Triad Entities, information related to loans made by the Company to each Triad Entity and information on deferred income related to each Triad Entity (dollars in thousands):

                                                                                                     DEFERRED INCOME
                                                            NOTES RECEIVABLE                     -----------------------
                                          ----------------------------------------------------              DEVELOPMENT/
                              CAPITAL     COMMITTED   INTEREST                NOTE     DEFICIT               MANAGEMENT
ENTITY                       INVESTMENT    AMOUNT       RATE     MATURITY    BALANCE   FUNDING   INTEREST       FEES
------                       ----------   ---------   --------   ---------   -------   -------   --------   ------------
Triad Senior Living I, L.P.
  (Triad I)
    2002...................    $  --       $13,000      8.0%     March 31,   $13,000   $3,899      $ 57         $258
    2001...................       --        13,000      8.0        2008       13,000      614       128          388
Triad Senior Living II,
  L.P. (Triad II)
    2002...................       --        15,000      8.0      March 31,    15,000    9,262        86          137
    2001...................       --        15,000      8.0        2008       15,000    3,635       191          186
Triad Senior Living III,
  L.P. (Triad III)
    2002...................       --        26,000      8.0      March 31,    26,000    1,728       103          269
    2001...................       --        26,000      8.0        2008       19,975       --       179          359
Triad Senior Living IV,
  L.P. (Triad IV)
    2002...................       --        10,000      8.0      March 31,    10,000      958        92          101
    2001...................       --        10,000      8.0        2008        9,036       --       143          120
Triad Senior Living V, L.P.
  (Triad V)
    2002...................       --        10,000      8.0      March 31,     5,309       --        18           23
    2001...................       --        10,000      8.0        2008        3,832       --        27           29

     The Company could be required in the future to revise the terms of its notes with the Triad Entities to extend the maturity dates, change the interest rate earned on the notes or modify other terms and conditions of the notes.

     The Company has typically received a development fee of 4% of project costs, as well as reimbursement of expenses and overhead not to exceed 4% of project costs. These fees were recorded over the term of the development project on a basis approximating the percentage of completion method. In addition, when the properties became operational, the Company typically receives management fees in an amount equal to the greater of 5% of gross revenues or $5,000 per month per community, plus overhead expenses.

     Deferred interest income is being amortized into income over the life of the loan commitment that the Company has with each of the Triad Entities. Deferred development and management fee income is being amortized into income over the expected remaining life of the Triad partnerships.

     The Company has the option, but not the obligation, to purchase the partnership interests of the other partners in the Triad Entities, except for Triad I, for an amount equal to the amount paid for the partnership interest by the other partners, plus a noncompounded return of 12% per annum. In addition, each Triad Entity except Triad I provides the Company with an option, but not the obligation, to purchase the communities developed by the applicable partnership upon their completion for an amount equal to the fair market value (based on a third-party appraisal but not less than hard and soft costs and lease-up costs) of the applicable community. See "Recent Developments" under
Item 1. Business for a description of the Company's agreements to purchase the partnership interests in Triads II, III, IV and V owned by non-Company parties.

     The Company has the option, but not the obligation, to purchase the Triad I communities for an amount specified in the partnership agreement. Furthermore, Lehman Brothers has agreed to withdraw as a partner in the Triad I partnership to the extent it has received, on or before November 1, 2004, distributions in an amount equal to its capital contributions of $12.4 million.

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51, effective immediately for variable interest entities created after January 31, 2003 and effective for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities that existed prior to February 1, 2003. The Company will adopt the provisions of this interpretation in the third quarter of 2003, and its adoption will result in the Company consolidating the financial statements of the Triad Entities, currently accounted for separately under the equity method of accounting. The Company expects the implementation of FASB Interpretation No. 46 will have a material effect on the Company's earnings and financial position. However, see "Recent Developments" under Item 1. Business for a description of the Company's agreements to purchase the partnership interests in Triads II, III, IV and V owned by non-Company parties.

     Each of the Triad Entities finances the development of new communities through a combination of equity funding, traditional construction loans and permanent financing with institutional lenders secured by first liens on the communities and unsecured loans from the Company. The Company loans may be prepaid without penalty. The financings from institutional lenders are secured by first liens on the communities, as well as assignment to the lenders of the construction contracts and the development and management agreements with the Company. Each development and management agreement assigned to an institutional lender is also guaranteed by the Company and those guarantees are also assigned to the lenders. The Company's management agreements contain an obligation of the Company to fund operating deficits to the Triad Entities if the other financing sources of the Triad Entities have been fully utilized. These operating deficit-funding obligations are guaranteed by the Company and include making loans to fund debt service obligations to the Triad Entities' lenders. Amounts funded to date under these operating deficit agreements are disclosed in the table above. The Company expects to be required to fund additional amounts under these operating deficit agreements in the future.

     Set forth below is information on the construction/permanent loan facilities entered into by each of the Triad Entities as of December 31, 2002 (dollars in thousands):

                                                   LOAN FACILITIES TO TRIADS
                                     ------------------------------------------------------
                        NUMBER OF                   AMOUNT
ENTITY                 COMMUNITIES   COMMITMENT   OUTSTANDING     TYPE          LENDER
------                 -----------   ----------   -----------     ----          ------
Triad I..............       7         $50,000       $48,416     take-out    GMAC
Triad II.............       3         $26,900       $26,323     mini-perm   Key Corporate
                                                                            Capital, Inc.
Triad III............       6         $56,300       $56,270     mini-perm   Guaranty Bank
Triad IV.............       2         $18,600       $18,466     mini-perm   Compass Bank
Triad V..............       1         $ 8,903       $ 8,794     mini-perm   Bank of America

     During 2002 Triad II was notified by the lender of its failure to comply with certain terms of its loan agreement with the lender. The lender, however, has expressed its intention to work with the borrower, and the parties have signed a term sheet to modify the original loan agreement. The Company, under the terms of its management agreement, is responsible for funding the operating deficits of Triad II. If the lender and Triad II are unable to finalize a mutually agreeable forbearance agreement with respect to this loan and the lender exercises its rights under its loan agreement with Triad II, the outcome could result in the impairment of the Company's notes receivable with Triad II.

     The Company has recently made the election to exercise its options to purchase the partnership interests in the Triad Entities owned by non-Company parties, with the exception of Triad I. The Company and the Triad Entities, with the exception of Triad I, entered into Partnership Interest Purchase Agreements ("Purchase Agreements") on March 25, 2003, whereby the Company will purchase the partnership interests of the general partners and other third party limited partnership interests for an aggregate of approximately $1.7 million. Upon completion of these transactions, which the Company expects to take place by the end of the Company's second fiscal quarter of 2003, the Company will wholly own each partnership, other than Triad I. The Company will treat these transactions as a purchase of real estate and therefore does not expect any goodwill or other intangibles to be recognized related to these transactions. The Purchase Agreements are subject to customary terms and conditions.

     Summary financial information regarding the financial position of the Triad Entities as of December 31, 2002 and 2001 and results of operations for the years ended December 31, 2002 and 2001 of the Triad Entities is presented below. The Company is also presenting unaudited pro forma financial information as if the Company's purchase of the Triad Entities (except Triad I) were effective January 1, 2002. In addition, the unaudited pro forma financial information includes consolidating Triad I as if the provisions of FASB Interpretation No. 46 were effective January 1, 2002. Beginning in the third quarter of 2003, FASB Interpretation No. 46 will require the Company to consolidate the financial position and results of operation of Triad I with the Company's financial information. The unaudited pro forma financial information, which may not be indicative of future results, includes the elimination of significant intercompany balances and assumes incomes taxes at a 39% effective tax rate (in thousands):

                                                         TRIAD ENTITIES
                                                       -------------------   PRO FORMA
                                                       DEC. 31,   DEC. 31,   DEC. 31,
                                                         2002       2001       2002
                                                       --------   --------   ---------
Current assets.......................................  $  4,579   $  3,050   $ 23,561
Property and equipment, net..........................   185,007    188,651    386,967
Other assets.........................................    11,161     10,439     32,749
                                                       --------   --------   --------
  Total assets.......................................  $200,747   $202,140   $443,277
                                                       ========   ========   ========
Current liabilities..................................  $ 23,856   $ 17,374   $ 30,177
Long-term debt.......................................   229,789    208,991    298,656
Other long-term liabilities..........................       130         21        787
Partnership deficit/shareholders' equity.............   (53,028)   (24,246)   113,657
                                                       --------   --------   --------
  Total liabilities and partnership
     deficit/shareholders' equity....................  $200,747   $202,140   $443,277
                                                       ========   ========   ========

                                                                             PRO FORMA
                                                       DEC. 31,   DEC. 31,   DEC. 31,
                                                         2002       2001       2002
                                                       --------   --------   ---------
Net revenue..........................................  $ 27,017   $ 17,136    $88,499
Operating and general & administrative...............    30,248     23,849     74,923
Depreciation.........................................     5,489      5,062     11,335
Operating income (loss)..............................    (8,721)   (11,775)     2,241
Net loss.............................................   (21,347)   (23,667)    (9,442)

     The unaudited pro forma consolidated amounts are presented for informational purposes only and do not necessarily reflect the financial position or results of operations of the Company that would have actually occurred had the transactions occurred on January 1, 2002.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS

     The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2002 (in thousands):

                                  LESS THAN     ONE TO       FOUR TO     MORE THAN
                                  ONE YEAR    THREE YEARS   FIVE YEARS   FIVE YEARS    TOTAL
                                  ---------   -----------   ----------   ----------   --------
Long-term debt..................   $ 9,715      $84,304      $14,484      $41,597     $150,100
Operating leases................       447          965          803           61        2,276
                                   -------      -------      -------      -------     --------
Total contractual cash
  obligations...................   $10,162      $85,269      $15,287      $41,658     $152,376
                                   =======      =======      =======      =======     ========

     Long-term debt relates to the aggregate maturities of the Company's notes payable. The Company leases its corporate headquarters, an executive office in New York, and certain equipment used at the Company's communities.

     The Company's management agreements with the Triad Entities contain an obligation of the Company to fund operating deficits to the Triad Entities if the other financing sources of the Triad Entities have been fully utilized. These operating deficit-funding obligations are guaranteed by the Company and include making loans to fund debt service obligations to the Triad Entities' lenders. The Company has funded operating deficits of the Triad Entities and expects to be required to fund additional amounts under these operating deficit agreements in the future. In addition, the Company has a requirement to fund certain operating deficits related to the Spring Meadows Communities. However, see "Recent Developments" under Item 1. Business for a description of the Company's agreements to purchase the partnership interests in Triads II, III, IV and V owned by non-Company parties.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk is exposure to changes in interest rates on debt instruments. As of December 31, 2002, the Company had $150.1 million in outstanding debt comprised of various fixed and variable rate debt instruments of $53.8 million and $96.3 million, respectively.

     Changes in interest rates would affect the fair market value of the Company's fixed rate debt instruments but would not have an impact on the Company's earnings or cash flows. Fluctuations in interest rates on the Company's variable rate debt instruments, that are tied to either LIBOR or the prime rate, would affect the Company's earnings and cash flows but would not affect the fair market value of the variable rate debt. For each percentage point change in interest rates, the Company's annual interest expense would increase by approximately $1.0 million based on the Company's outstanding variable debt as of December 31, 2002. In addition, an increase in interest rates could result in operating deficit obligations, relating to the Triad Entities, that could require funding by the Company. The Triad Entities, as of December 31, 2002, have $158.3 million in outstanding bank debt comprised of various fixed and variable rate debt instruments of $26.3 million and $132.0 million, respectively.

     The following table summarizes information on the Company's debt instruments outstanding as of December 31, 2002. The table presents the principal due and weighted average interest rates for the Company's various debt instruments by fiscal year. Weighted average variable interest rates are based on the Company's floating rate as of December 31, 2002.

INTEREST RATE RISK

     Principal Amount and Average Interest Rate by Expected Maturity Date ($ in thousands)

                                                                                                             FAIR
                                      2003     2004      2005     2006     2007    THEREAFTER    TOTAL      VALUE
                                     ------   -------   ------   ------   ------   ----------   --------   --------
Long-term debt:
  Fixed rate debt..................  $2,802   $   924   $1,012   $1,098   $6,319    $41,597     $ 53,752   $ 63,502
  Average interest rate............     8.0%      8.1%     8.1%     8.1%     8.2%       8.2%
Variable rate debt.................   6,912    16,993   65,376    7,055       12         --       96,348     96,348
Average interest rate..............     5.4%      5.2%     4.5%     3.6%     3.6%        --
                                                                                                --------   --------
    Total Debt.....................                                                             $150,100   $159,850
                                                                                                ========   ========

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements are included under Item 15 of this Annual Report.

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

ITEM 14. CONTROLS AND PROCEDURES

     The Company's management, including its Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15-d-14(c) under the Securities Exchange Act of 1934) as of a date (the "Evaluation Date"), which was within 90 days of this annual report on Form 10-K, have concluded in their judgment that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its subsidiaries would be made known to them.

     There were no significant changes in the Company's internal controls or, to its knowledge, in other factors that could significantly affect its disclosure controls and procedures subsequent to the Evaluation Date.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are filed as part of this Report:

     (1) Financial Statements:

          The response to this portion of Item 15 is submitted as a separate section of this Report. See Index to Financial Statements at page F-1.

     (2) Financial Statement Schedules:

          All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

     (3) Exhibits:

          The exhibits listed on the accompanying Index To Exhibits at page E-1 are filed as part of this Report.

     (4) The Company did not file any reports on Form 8-K during the quarterly period ended December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on March 26, 2003.

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----
              /s/ LAWRENCE A. COHEN                   Chief Executive Officer and Vice    March 26, 2003
 ------------------------------------------------     Chairman of the Board (Principal
                Lawrence A. Cohen                            Executive Officer)


               /s/ JAMES A. STROUD                      Chairman of the Company and       March 26, 2003
 ------------------------------------------------          Chairman of the Board
                 James A. Stroud


             /s/ KEITH N. JOHANNESSEN                  President and Chief Operating      March 26, 2003
 ------------------------------------------------           Officer and Director
               Keith N. Johannessen


               /s/ RALPH A. BEATTIE                  Executive Vice President and Chief   March 26, 2003
 ------------------------------------------------       Financial Officer (Principal
                 Ralph A. Beattie                    Financial and Accounting Officer)


             /s/ GORDON I. GOLDSTEIN                              Director                March 26, 2003
 ------------------------------------------------
             Dr. Gordon I. Goldstein


                /s/ JAMES A. MOORE                                Director                March 26, 2003
 ------------------------------------------------
                  James A. Moore


                /s/ VICTOR W. NEE                                 Director                March 26, 2003
 ------------------------------------------------
                Dr. Victor W. Nee


              /s/ CRAIG F. HARTBERG                               Director                March 26, 2003
 ------------------------------------------------
                Craig F. Hartberg

                       CAPITAL SENIOR LIVING CORPORATION
                               DECEMBER 31, 2002

                                 CERTIFICATIONS

I, Lawrence A. Cohen, Chief Executive Officer of Capital Senior Living Corporation, certify that:

     1. I have reviewed this annual report on Form 10-K of Capital Senior Living Corporation ("Registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ LAWRENCE A. COHEN
                                          --------------------------------------
                                                    Lawrence A. Cohen
                                                 Chief Executive Officer
                                                      March 26, 2003

                       CAPITAL SENIOR LIVING CORPORATION
                               DECEMBER 31, 2002

                                 CERTIFICATIONS

I, Ralph A. Beattie, Chief Financial Officer of Capital Senior Living Corporation, certify that:

     1. I have reviewed this annual report on Form 10-K of Capital Senior Living Corporation ("Registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ RALPH A. BEATTIE
                                          --------------------------------------
                                                     Ralph A. Beattie
                                                 Chief Financial Officer
                                                      March 26, 2003

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Financial Statements of Capital Senior Living
  Corporation
  Report of Ernst & Young LLP, Independent Auditors.........  F-2
  Consolidated Balance Sheets --
     December 31, 2002 and 2001.............................  F-3
  Consolidated Statements of Income --
     For the year ended December 31, 2002, 2001 and 2000....  F-4
  Consolidated Statements of Shareholders' Equity --
     For the year ended December 31, 2002, 2001 and 2000....  F-5
  Consolidated Statements of Cash Flows --
     For the year ended December 31, 2002, 2001 and 2000....  F-6
Notes to Consolidated Financial Statements..................  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders
Capital Senior Living Corporation

     We have audited the accompanying consolidated balance sheets of Capital Senior Living Corporation as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Senior Living Corporation as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 2 to the financial statements, the Company changed its method of accounting for goodwill.

                                          ERNST & YOUNG LLP

Dallas, Texas
February 14, 2003
except for Note 3, as to which the date is March 25, 2003

                       CAPITAL SENIOR LIVING CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 11,768   $  9,975
  Restricted cash...........................................     4,490      2,100
  Accounts receivable, net..................................     1,461      1,438
  Accounts receivable from affiliates.......................       218         --
  Investment in limited partnership.........................        --      5,774
  Federal and state income taxes receivable.................     1,171      1,145
  Deferred taxes............................................       399      2,770
  Prepaid expenses and other................................     1,164      1,218
                                                              --------   --------
          Total current assets..............................    20,671     24,420
Property and equipment, net.................................   153,544    196,821
Deferred taxes..............................................     7,106      7,540
Due from affiliates.........................................       513        366
Notes receivable from affiliates............................    86,470     65,092
Investments in limited partnerships.........................     1,238      1,827
Assets held for sale........................................     4,131      4,924
Other assets, net...........................................     4,578      7,092
                                                              --------   --------
          Total assets......................................  $278,251   $308,082
                                                              ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  2,322   $  2,814
  Accrued expenses..........................................     4,638      3,589
  Current portion of notes payable..........................     9,715     25,594
  Customer deposits.........................................     1,023      1,144
                                                              --------   --------
          Total current liabilities.........................    17,698     33,141
Deferred income.............................................         7        507
Deferred income from affiliates.............................     1,194      1,750
Notes payable, net of current portion.......................   140,385    156,755
Minority interest in consolidated partnership...............       686      2,385
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value:
     Authorized shares -- 15,000; no shares issued or
      outstanding...........................................        --         --
  Common stock, $.01 par value:
     Authorized shares -- 65,000
     Issued and outstanding shares -- 19,737 and 19,717 in
      2002 and 2001, respectively...........................       197        197
  Additional paid-in capital................................    91,990     91,935
  Retained earnings.........................................    26,094     21,412
                                                              --------   --------
          Total shareholders' equity........................   118,281    113,544
                                                              --------   --------
          Total liabilities and shareholders' equity........  $278,251   $308,082
                                                              ========   ========

                            See accompanying notes.

                       CAPITAL SENIOR LIVING CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2002          2001          2000
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Resident and health care revenue..........................   $ 57,574      $ 62,807      $ 49,185
  Rental and lease income...................................         37         3,619         4,603
  Unaffiliated management services revenue..................      1,069         1,971         2,271
  Affiliated management services revenue....................      2,062         1,743         1,040
  Unaffiliated development fees.............................         --            --           563
  Affiliated development fees...............................        740           403         1,992
                                                               --------      --------      --------
       Total revenues.......................................     61,482        70,543        59,654
Expenses:
  Operating expenses........................................     32,851        37,214        29,530
  General and administrative expenses.......................     11,557        12,002        11,116
  Provision for bad debts...................................        267           967         4,318
  Depreciation and amortization.............................      5,846         7,088         5,186
                                                               --------      --------      --------
       Total expenses.......................................     50,521        57,271        50,150
                                                               --------      --------      --------
Income from operations......................................     10,961        13,272         9,504
Other income (expense):
  Interest income...........................................      5,968         5,914         5,981
  Interest expense..........................................    (10,749)      (14,888)      (11,980)
  Equity in the gains (losses) of affiliates................         69          (451)           --
  Gain (loss) on sale of properties.........................      1,876         2,550          (350)
                                                               --------      --------      --------
Income before income taxes, minority interest in
  consolidated partnership and extraordinary charge.........      8,125         6,397         3,155
Provision for income taxes..................................     (3,015)       (1,871)         (763)
                                                               --------      --------      --------
Income before minority interest in consolidated partnership
  and extraordinary charge..................................      5,110         4,526         2,392
Minority interest in consolidated partnership...............       (428)       (1,617)       (1,153)
                                                               --------      --------      --------
Income before extraordinary charge..........................      4,682         2,909         1,239
Extraordinary charge, net of minority interest and income
  tax benefit of $187 and $94, respectively.................         --          (153)           --
                                                               --------      --------      --------
Net income..................................................   $  4,682      $  2,756      $  1,239
                                                               ========      ========      ========
Per share data:
  Basic earnings per share:
     Income before extraordinary charge.....................   $   0.24      $   0.15      $   0.06
     Extraordinary charge...................................         --         (0.01)           --
                                                               --------      --------      --------
     Net income.............................................   $   0.24      $   0.14      $   0.06
                                                               ========      ========      ========
  Diluted earnings per share:
     Income before extraordinary charge.....................   $   0.24      $   0.15      $   0.06
     Extraordinary charge...................................         --         (0.01)           --
                                                               --------      --------      --------
     Net income.............................................   $   0.24      $   0.14      $   0.06
                                                               ========      ========      ========
  Weighted average shares outstanding -- basic..............     19,726        19,717        19,717
                                                               ========      ========      ========
  Weighted average shares outstanding -- diluted............     19,917        19,734        19,724
                                                               ========      ========      ========

                            See accompanying notes.

                       CAPITAL SENIOR LIVING CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 COMMON STOCK     ADDITIONAL
                                                ---------------    PAID-IN     RETAINED
                                                SHARES   AMOUNT    CAPITAL     EARNINGS    TOTAL
                                                ------   ------   ----------   --------   --------
                                                                  (IN THOUSANDS)
Balance at January 1, 2000....................  19,717    $197     $91,935     $17,417    $109,549
  Net income..................................      --      --          --       1,239       1,239
                                                ------    ----     -------     -------    --------
Balance at December 31, 2000..................  19,717     197      91,935      18,656     110,788
  Net income..................................      --      --          --       2,756       2,756
                                                ------    ----     -------     -------    --------
Balance at December 31, 2001..................  19,717     197      91,935      21,412     113,544
  Exercise of stock options...................      20      --          41          --          41
  Non cash compensation.......................      --      --          14          --          14
  Net income..................................      --      --          --       4,682       4,682
                                                ------    ----     -------     -------    --------
Balance at December 31, 2002..................  19,737    $197     $91,990     $26,094    $118,281
                                                ======    ====     =======     =======    ========

                            See accompanying notes.

                       CAPITAL SENIOR LIVING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2002       2001       2000
                                                              --------   --------   ---------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $  4,682   $  2,756   $   1,239
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation..............................................     5,846      6,890       5,094
  Amortization..............................................        --        198          92
  Amortization of deferred financing charges................       867        891         495
  Minority interest in consolidated partnership.............       428      1,617       1,153
  Deferred income from affiliates...........................      (556)      (491)        456
  Deferred income...........................................      (500)       507          --
  Deferred income taxes (benefit)...........................     2,805       (230)        346
  Equity in the (gains) losses of affiliates................       (69)       451          --
  (Gain) loss on sale of properties.........................    (1,876)    (2,550)        350
  Writedown of assets held for sale.........................       863         --          --
  Provision for bad debts...................................       267        967       4,318
  Extraordinary charge, net of minority interest and income
    tax benefit of $187 and 94, respectively................        --        153          --
  Non cash compensation.....................................        14         --          --
  Changes in operating assets and liabilities, net of
    acquisitions:
    Accounts receivable.....................................      (290)       816        (955)
    Accounts receivable from affiliates.....................      (218)        --          --
    Notes receivable........................................        --        570        (570)
    Prepaid expenses and other..............................        54        717      (1,427)
    Other assets............................................       896       (633)        191
    Accounts payable........................................      (492)      (867)      1,395
    Accrued expenses........................................     1,332        363       1,067
    Federal and state income taxes receivable/payable.......       (20)     2,677       2,307
    Customer deposits.......................................      (121)       132         101
                                                              --------   --------   ---------
      Net cash provided by operating activities.............    13,912     14,934      15,652
INVESTING ACTIVITIES
Capital expenditures........................................    (2,199)    (2,138)     (3,121)
Cash paid for acquisitions, net of cash acquired of $2,060
  in 2000...................................................        --         --    (102,014)
Proceeds from sale of assets................................     5,187      4,787       4,504
Proceeds from sale of assets to BRE/CSL.....................     7,287         --          --
Advances to affiliates......................................   (22,441)   (17,700)    (14,158)
Proceeds from (investments in) limited partnerships.........     7,335     (1,251)      2,597
                                                              --------   --------   ---------
Net cash used in investing activities.......................    (4,831)   (16,302)   (112,192)
FINANCING ACTIVITIES
Proceeds from notes payable.................................     4,823      3,207     125,248
Repayments of notes payable.................................    (6,823)    (6,119)    (30,033)
Restricted cash.............................................    (2,390)    (1,000)     (1,100)
Cash proceeds from the exercise of stock options............        35         --          --
Distributions to minority partners..........................    (2,127)    (7,617)     (3,958)
Deferred financing charges paid.............................      (806)        (3)     (3,730)
                                                              --------   --------   ---------
Net cash (used in) provided by financing activities.........    (7,288)   (11,532)     86,427
                                                              --------   --------   ---------
Increase (decrease) in cash and cash equivalents............     1,793    (12,900)    (10,113)
Cash and cash equivalents at beginning of year..............     9,975     22,875      32,988
                                                              --------   --------   ---------
Cash and cash equivalents at end of year....................  $ 11,768   $  9,975   $  22,875
                                                              ========   ========   =========
SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
  Interest..................................................  $  9,308   $ 13,931   $  10,609
                                                              ========   ========   =========
  Income taxes..............................................  $  2,374   $    744   $     619
                                                              ========   ========   =========

                            See accompanying notes.

                       CAPITAL SENIOR LIVING CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

1.  ORGANIZATION

     Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the "Company"), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior living communities throughout the United States. As of December 31, 2002, the Company owned interests in 43 communities in 20 states with a capacity of approximately 6,900 residents. In addition, the Company operates one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

     The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. The Company has deposits in banks that exceed Federal Deposit Insurance Corporation insurance limits. Management believes that credit risk related to these deposits is minimal. Cash and cash equivalents, at December 31, 2002 and 2001, includes the cash and cash equivalents of the HealthCare Properties, L.P. ("HCP") of $0.6 million and $1.7 million, respectively. Restricted cash represents amounts held in deposits that are required as collateral under the terms of certain loan agreements.

  LONG-LIVED ASSETS

     Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives are 30 to 40 years for buildings and building improvements, 20 years for land improvements and 5 to 10 years for furniture, equipment and automobiles.

     At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers external factors relating to each asset, including contract changes, local market developments, and other publicly available information. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount the carrying value exceeds the fair market value, generally based on discounted cash flows, of the long-lived asset. The Company does not believe there are any indicators that would require an adjustment to the carrying value of the property and equipment or their remaining useful lives as of December 31, 2002 and 2001.

  ASSETS HELD FOR SALE

     The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The Company has one community and six parcels of land held for sale at December 31, 2002. The fair value of these properties is generally determined based on market rates, industry trends and recent comparable sales transactions. The actual sales price of these assets could differ significantly from the Company's estimates.

     During 2000, the Company sold two communities and one house that were held for sale. In addition, during 2000 the Company forgave $3.2 million of notes receivable with certain partnerships in exchange for five parcels of land, which the Company classified as held for sale. During the fourth quarter of 2000, the Company recorded a write-down on the house and five parcels of land, held for sale, of $1.0 million to record

                       CAPITAL SENIOR LIVING CORPORATION
these assets at their estimated net realizable value. This write-down is reflected as provision for bad debts in the statements of income.

     During 2001, the Company reclassified one of HCP's communities to held for sale and sold the house that had been classified as held for sale. In addition, during 2001 a lender foreclosed on a property owned by HCP that had been classified as held for sale resulting in an extraordinary charge of $0.2 million, net of minority interest and income tax benefit. During 2001, the Company forgave $1.2 million in notes receivable with a partnership in exchange for two parcels of land and the Company sold one of the parcels of land that had been classified as held for sale.

     During 2002, the Company sold one parcel of land and forgave $0.7 million of notes receivable with a certain partnership in exchange for one parcel of land, which the Company classified as held for sale. In addition, the Company recorded a write-down of $0.8 million on a community owned by HCP. This write-down is reflected as operating expenses in the income statement.

     The Company estimates the six parcels of land and the one remaining community that were held for sale at December 31, 2002, have an aggregate fair value, net of costs of disposal, of $4.1 million. The amounts the Company will ultimately realize could differ materially from this estimate.

  INVESTMENTS IN PARTNERSHIPS AND JOINT VENTURES

     Triad Entities: The Company has opened, in connection with its management agreements, seventeen new Waterford and Wellington communities and two expansions in the last four years pursuant to arrangements with affiliates of Triad Senior Living Inc., (the "Triad Entities"). The Company has an approximate 1% limited partnership interest in each of the Triad Entities and is accounting for these investments under the equity method of accounting based on the provisions of the Triad Entities partnership agreements. The Company defers 1% of its interest income, development fee income and management fee income earned from the Triad Entities. As of December 31, 2002, the Company had deferred income of $1.1 million relating to the Triad Entities.

     The Company has loan commitments to the Triad Entities for construction and pre-marketing expenses, in addition to requirements to fund the Triad Entities' operating deficits through operating deficit guarantees provided for in its management agreements with the Triad Entities and other advances, totaling $85.2 million and $65.1 million at December 31, 2002 and 2001, respectively. The Company evaluates the carrying value of these receivables by comparing the cash flows expected from the operations of the Triad Entities to the carrying value of the receivables. These cash flow models consider lease-up rates, expected operating costs, debt service requirements and various other factors. In addition, the Company entered into a support agreement with the Triad Entities during the third quarter of 2002, whereby each of Triad II, Triad III, Triad IV and Triad V agreed to loan excess cash flow of such Triad to any one or more of Triad I, Triad II, Triad III, Triad IV and Triad V. The carrying value of the notes receivable from the Triad Entities could be adversely affected by a number of factors, including the Triad communities experiencing slower than expected lease-up, lower than expected lease rates, higher than expected operating costs, increases in interest rates, issues involving debt service requirements, general adverse market conditions, other economic factors and changes in accounting guidelines. Management believes that the carrying value of the notes receivable are fully recoverable, based on the support agreement, factors within its control and the future achievement of the assumptions used in these cash flow models, which are consistent with the Company's operating experience.

     Deferred interest income is being amortized into income over the life of the loan commitment that the Company has with each of the Triad Entities. Deferred development and management fee income is being amortized into income over the expected remaining life of the Triad partnerships.

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51, effective immediately for

                       CAPITAL SENIOR LIVING CORPORATION
variable interest entities created after January 31, 2003 and effective for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities that existed prior to February 1, 2003. The Company will adopt the provisions of this interpretation in the third quarter of 2003, and its adoption will result in the Company consolidating the financial statements of the Triad Entities, currently accounted for separately under the equity method of accounting. The Company expects the implementation of FASB Interpretation No. 46 will have a material effect on the Company's earnings and financial position. However, see Note 3 for a description of the Company's agreements to purchase the partnership interests in Triads II, III, IV and V owned by non-Company parties.

     Under equity accounting, the Company has recognized losses in the Triad Entities of $0.2 million and $0.5 million as of December 31, 2002 and 2001, respectively. The recognition of these losses have reduced the Company's investments in the Triad Entities to zero and additional losses of $0.4 million have been recorded as a reduction to the Company's notes receivable from the Triad Entities. The Company's share of future losses will also be recorded as a reduction of notes receivable from the Triad Entities.

     BRE/CSL: The Company formed two joint ventures (collectively "BRE/CSL") with an affiliate of Blackstone Real Estate Advisors ("Blackstone") in December 2001, and the joint venture seeks to acquire in excess of $200 million of senior housing properties. BRE/CSL is owned 90% by Blackstone and 10% by the Company. The Company accounts for its investment in BRE/CSL under the equity method of accounting. The Company recorded its investment at cost and will adjust its investment for its share of earnings and losses of BRE/CSL. The Company defers 10% of its management fee income earned from BRE/CSL. As of December 31, 2002, the Company had deferred income of $50,000 relating to BRE/CSL.

     Deferred management fee income is being amortized into income over the term of the Company's management contract.

     Spring Meadows: During the fourth quarter of 2002, the Company acquired from affiliates of LCOR Incorporated ("LCOR") interests in the four joint ventures which own four independent and assisted living communities (the "Spring Meadows Communities") as well as loans made by LCOR to the joint ventures for $0.9 million in addition to funding $0.4 million to the ventures for working capital and anticipated negative cash requirements of the communities. The Company's interests in the four joint ventures which own the Spring Meadows Communities include interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company has managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001 and will continue to manage the communities under long-term management contracts. In addition, the Company will receive an asset management fee relating to each of the four communities. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. The Company accounts for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company has the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest.

  INCOME TAXES

     The Company accounts for income taxes under the liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation.

                       CAPITAL SENIOR LIVING CORPORATION

  REVENUE RECOGNITION

     Resident and health care revenue is recognized at estimated net realizable amounts, based on historical experiences, due from residents in the period to which the rental and other services are provided.

     Revenues from the Medicare and Medicaid programs accounted for 8%, 9%, and 12% in 2002, 2001 and 2000, respectively of the Company's net revenues. One community (two in 2001 and 2000) are providers of services under the Medicaid program. Accordingly, the community is entitled to reimbursement under the foregoing program at established rates that are lower than private pay rates. Patient service revenue for Medicaid patients is recorded at the reimbursement rates as the rates are set prospectively by the state upon the filing of an annual cost report. Two communities (three in 2001 and 2000) are providers of services under the Medicare program and are entitled to payment under the foregoing programs in amounts determined based on established rates that differ from private pay rates. Revenue from the Medicare program is recorded at established rates and adjusted for differences between such rates and estimated amounts payable from the program. Any differences between estimated and actual reimbursements are included in operations in the year of settlement and have not been material.

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

     Management services revenue, resident and healthcare revenue and development fees are recognized when earned. Management services revenue relates to providing certain management and administrative support services under management contracts, which have terms expiring through 2022. Management services revenue is shown net of reimbursed expenses. The reimbursed expenses from affiliates were $18.5 million, $10.7 million and $5.1 million, for the years ended December 31, 2002, 2001, and 2000, respectively. Reimbursed expenses from unaffiliated parties were $6.9 million, $13.0 million, and $11.4 million, for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Company's management contracts include contingent management services revenue, usually based on exceeding certain gross revenue targets. These contingent revenues are recognized based on actual results according to the calculations specified in the various management agreements.

  CREDIT RISK

     The Company's resident receivables are generally due within 30 days and development fee receivables are due through completion of construction, which is generally one year. The Company does not require collateral. Credit losses on resident receivables have been within management's expectations, and management believes that the allowance for doubtful accounts adequately provides for any expected losses.

  ADVERTISING

     Advertising is expensed as incurred. Advertising expenses for the years ended December 31, 2002, 2001 and 2000 were $2.5 million, $2.8 million and $2.7 million, respectively.

  NET INCOME PER SHARE

     Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share considers the dilutive effect of outstanding options calculated using the treasury stock method.

                       CAPITAL SENIOR LIVING CORPORATION

     The following table set forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
Income before extraordinary charge......................    4,682     2,909     1,239
Extraordinary charge, net of minority interest and
  income tax benefit of $187 and $94, respectively......       --      (153)       --
                                                          -------   -------   -------
Net income..............................................  $ 4,682   $ 2,756   $ 1,239
                                                          =======   =======   =======
Weighted average shares outstanding -- basic............   19,726    19,717    19,717
Effect of dilutive securities:
  Employee stock options................................      191        17         7
                                                          -------   -------   -------
Weighted average shares outstanding -- diluted..........   19,917    19,734    19,724
                                                          =======   =======   =======
Basic earnings per share:
  Income before extraordinary charge....................  $  0.24   $  0.15   $  0.06
  Extraordinary charge..................................       --     (0.01)       --
                                                          -------   -------   -------
  Net income............................................  $  0.24   $  0.14   $  0.06
                                                          =======   =======   =======
Diluted earnings per share:
  Income before extraordinary charge....................  $  0.24   $  0.15   $  0.06
  Extraordinary charge..................................       --     (0.01)       --
                                                          -------   -------   -------
  Net income............................................  $  0.24   $  0.14   $  0.06
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

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based
Compensation -- Transition and Disclosures" ("SFAS 148") in December 2002. SFAS 148 amends the disclosure provisions and transition alternatives of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" and is effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS 148 effective December 31, 2002. The Company does not anticipate a material impact on their results of operations or financial position from the adoption of SFAS 148.

  SEGMENT INFORMATION

     The Company evaluates the performance and allocates resources of its senior living facilities based on current operations and market assessments on a property-by-property basis. The Company does not have a concentration of operations geographically or by product or service as its management functions are integrated at the property level.

                       CAPITAL SENIOR LIVING CORPORATION

  RECLASSIFICATIONS

     Certain reclassifications have been made to prior year amounts to conform to current year presentation.

  CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related footnotes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions. The Company believes revenue recognition, investments in partnerships, amounts due from affiliates and assets held for sale are its most critical accounting policies and require management's most difficult, subjective and complex judgments.

  NEW ACCOUNTING STANDARDS

     In April 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB No. 13, and Technical Corrections", which is required to be applied in fiscal years beginning after May 15, 2002. This statement will require gains and losses on the extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement No. 4. The Company does not expect the adoption of this statement to have a material effect on the Company's earnings or financial position.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives. The Company adopted this statement on January 1, 2002, and the application of the non-amortization provisions of the Statement did not result in a material effect on the Company's earnings.

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which is effective for exit or disposal activities initiated after December 31, 2002. This statement establishes an accounting model for costs associated with exit or disposal activities. Under this statement, a liability for costs associated with exit or disposal activities should be initially recognized when it is incurred and be measured at fair value. The Company does not expect the adoption of this statement to have a material effect on the Company's earnings or financial position.

     In October 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets." This statement which, was adopted by the Company on January 1, 2002 established a single accounting model for the impairment of long-lived assets and provided further guidance relating to discontinued operations. The adoption of this statement did not have a material effect on the Company's earnings or financial position.

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities", an interpretation of ARB No. 51, effective immediately for variable interest entities created after January 31, 2003 and effective for the first fiscal year or interim period

                       CAPITAL SENIOR LIVING CORPORATION
beginning after June 15, 2003, for variable interest entities that existed prior to February 1, 2003. The Company will adopt the provisions of this interpretation, in the third quarter of 2003, and its adoption will result in the Company consolidating the financial statements of the Triad Entities, currently accounted for separately under the equity method of accounting. The Company expects the implementation FASB Interpretation No. 46 will have a material effect on the Company's earnings and financial position. However, see
Note 3 for a description of the Company's agreements to purchase the partnership interests in Triads II, III, IV and V owned by non-Company parties.

3.  TRANSACTIONS WITH AFFILIATES

     Triad Entities: The Company has entered into development and management agreements with the Triad Entities for the development and management of new senior living communities. The Triad Entities own and finance the construction of new senior living communities. These communities are primarily Waterford communities. The development of senior living communities typically involves a substantial commitment of capital over an approximate 12-month construction period, during which time no revenues are generated, followed by a 24 to 36 month lease up period.

     The Company has opened, in connection with its management agreements, seventeen new Waterford and Wellington communities and two expansions in the last four years pursuant to arrangements with the Triad Entities. The Company has an approximate 1% limited partnership interest in each of the Triad Entities and is accounting for these investments under the equity method of accounting based on the provisions of the Triad Entities partnership agreements. The Company defers 1% of its interest income, development fee income and management fee income earned from the Triad Entities. As of December 31, 2002, the Company had deferred income of $1.1 million relating to the Triad Entities.

     The Company has loan commitments to the Triad Entities for construction and pre-marketing expenses, in addition to requirements to fund the Triad Entities' operating deficits through operating deficit guarantees provided for in its management agreements with the Triad Entities and other advances, totaling $85.2 million at December 31, 2002. The Company evaluates the carrying value of these receivables by comparing the cash flows expected from the operations of the Triad Entities to the carrying value of the receivables. These cash flow models consider lease-up rates, expected operating costs, debt service requirements and various other factors. In addition, the Company entered into a support agreement with the Triad Entities during the third quarter of 2002, whereby each of Triad II, Triad III, Triad IV and Triad V agreed to loan excess cash flow of such Triad to any one or more of Triad I, Triad II, Triad III, Triad IV and Triad V. The carrying value of the notes receivable from the Triad Entities could be adversely affected by a number of factors, including the Triad communities experiencing slower than expected lease-up, lower than expected lease rates, higher than expected operating costs, increases in interest rates, issues involving debt service requirements, general adverse market conditions, other economic factors and changes in accounting guidelines. Management believes that the carrying value of the notes receivable are fully recoverable, based on the support agreement, factors within its control and the future achievement of the assumptions used in these cash flow models, which are consistent with the
Company's operating experience.     .

     Under equity accounting, the Company has recognized losses in the Triad Entities of $0.2 million and $0.5 million as of December 31, 2002 and 2001, respectively. The recognition of these losses have reduced the Company's investments in the Triad Entities to zero and additional losses of $0.4 million have been recorded as a reduction to the Company's notes receivable from the Triad Entities. The Company's share of future losses will also be recorded as a reduction of notes receivable from the Triad Entities.

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

                       CAPITAL SENIOR LIVING CORPORATION

     The following table sets forth, as of December 31, the capital invested in each of the Triad Entities, information related to loans made by the Company to each Triad Entity and information on deferred income related to each Triad Entity (dollars in thousands):

                                                                                                     DEFERRED INCOME
                                                            NOTES RECEIVABLE                     -----------------------
                                          ----------------------------------------------------              DEVELOPMENT/
                              CAPITAL     COMMITTED   INTEREST                NOTE     DEFICIT               MANAGEMENT
ENTITY                       INVESTMENT    AMOUNT       RATE     MATURITY    BALANCE   FUNDING   INTEREST       FEES
------                       ----------   ---------   --------   ---------   -------   -------   --------   ------------
Triad Senior Living I, L.P.
  (Triad I)
  2002.....................    $  --       $13,000      8.0%     March 31,   $13,000   $3,899      $ 57         $258
  2001.....................       --        13,000      8.0        2008       13,000      614       128          388
Triad Senior Living II,
  L.P. (Triad II)
  2002.....................       --        15,000      8.0      March 31,    15,000    9,262        86          137
  2001.....................       --        15,000      8.0        2008       15,000    3,635       191          186
Triad Senior Living III,
  L.P. (Triad III)
  2002.....................       --        26,000      8.0      March 31,    26,000    1,728       103          269
  2001.....................       --        26,000      8.0        2008       19,975       --       179          359
Triad Senior Living IV,
  L.P. (Triad IV)
  2002.....................       --        10,000      8.0      March 31,    10,000      958        92          101
  2001.....................       --        10,000      8.0        2008        9,036       --       143          120
Triad Senior Living V, L.P.
  (Triad V)
  2002.....................       --        10,000      8.0      March 31,     5,309       --        18           23
  2001.....................       --        10,000      8.0        2008        3,832       --        27           29

     The Company could be required in the future to revise the terms of its notes with the Triad Entities to extend the maturity dates, change the interest rate earned on the notes or modify other terms and conditions of the notes.

     The Company has typically received a development fee of 4% of project costs, as well as reimbursement of expenses and overhead not to exceed 4% of project costs. These fees were recorded over the term of the development project on a basis approximating the percentage of completion method. In addition, when the properties became operational, the Company typically receives management fees in an amount equal to the greater of 5% of gross revenues or $5,000 per month per community, plus overhead expenses.

     The Company has the option, but not the obligation, to purchase the partnership interests of the other partners in the Triad Entities, except for Triad I, for an amount equal to the amount paid for the partnership interest by the other partners, plus a noncompounded return of 12% per annum. In addition, each Triad Entity except Triad I provides the Company with an option, but not the obligation, to purchase the communities developed by the applicable partnership upon their completion for an amount equal to the fair market value (based on a third-party appraisal but not less than hard and soft costs and lease-up costs) of the applicable community. See below for a description of the Company's agreements to purchase the partnership interests in Triads II, III, IV and V owned by non-Company parties.

     The Company has the option, but not the obligation, to purchase the Triad I communities for an amount specified in the partnership agreement. Furthermore, Lehman Brothers has agreed to withdraw as a partner in the Triad I partnership to the extent it has received, on or before November 1, 2004, distributions in an amount equal to its capital contributions of $12.4 million.

                       CAPITAL SENIOR LIVING CORPORATION

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51, effective immediately for variable interest entities created after January 31, 2003 and effective for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities that existed prior to February 1, 2003. The Company will adopt the provisions of this interpretation in the third quarter of 2003, and its adoption will result in the Company consolidating the financial statements of the Triad Entities, currently accounted for separately under the equity method of accounting. The Company expects the implementation of FASB Interpretation No. 46 will have a material effect on the Company's earnings and financial position. However, see below for a description of the Company's agreements to purchase the partnership interests in Triads II, III, IV and V owned by non-Company parties.

     Each of the Triad Entities finances the development of new communities through a combination of equity funding, traditional construction loans and permanent financing with institutional lenders secured by first liens on the communities and unsecured loans from the Company. The Company loans may be prepaid without penalty. The financings from institutional lenders are secured by first liens on the communities, as well as assignment to the lenders of the construction contracts and the development and management agreements with the Company. Each development and management agreement assigned to an institutional lender is also guaranteed by the Company and those guarantees are also assigned to the lenders. The Company's management agreements contain an obligation of the Company to fund operating deficits to the Triad Entities if the other financing sources of the Triad Entities have been fully utilized. These operating deficit-funding obligations are guaranteed by the Company and include making loans to fund debt service obligations to the Triad Entities' lenders. Amounts funded to date under these operating deficit agreements are disclosed in the table above. The Company expects to be required to fund additional amounts under these operating deficit agreements in the future.

     Set forth below is information on the construction/permanent loan facilities entered into by each of the Triad Entities as of December 31, 2002 (dollars in thousands):

                                                   LOAN FACILITIES TO TRIADS
                                     ------------------------------------------------------
                        NUMBER OF                   AMOUNT
ENTITY                 COMMUNITIES   COMMITMENT   OUTSTANDING     TYPE          LENDER
------                 -----------   ----------   -----------     ----          ------
Triad I..............       7         $50,000       $48,416     take-out    GMAC
Triad II.............       3         $26,900       $26,323     mini-perm   Key Corporate
                                                                            Capital, Inc.
Triad III............       6         $56,300       $56,270     mini-perm   Guaranty Bank
Triad IV.............       2         $18,600       $18,466     mini-perm   Compass Bank
Triad V..............       1         $ 8,903       $ 8,794     mini-perm   Bank of America

     During 2002 Triad II was notified by the lender of its failure to comply with certain terms of its loan agreement with the lender. The lender, however, has expressed its intention to work with the borrower, and the parties have signed a term sheet to modify the original loan agreement. The Company, under the terms of its management agreement, is responsible for funding the operating deficits of Triad II. If the lender and Triad II are unable to finalize a mutually agreeable forbearance agreement with respect to this loan and the lender exercises its rights under its loan agreement with Triad II, the outcome could result in the impairment of the Company's notes receivable with Triad II.

     The Company has recently made the election to exercise its options to purchase the partnership interests in the Triad Entities owned by non-Company parties, with the exception of Triad I. The Company and the Triad Entities, with the exception of Triad I, entered into Partnership Interest Purchase Agreements ("Purchase Agreements") on March 25, 2003, whereby the Company will purchase the partnership interests of the general partners and other third party limited partnership interests for an aggregate of approximately

                       CAPITAL SENIOR LIVING CORPORATION

$1.7 million. Upon completion of these transactions, which the Company expects to take place by the end of the Company's second fiscal quarter of 2003, the Company will wholly own each partnership, other than Triad I. The Company will treat these transactions as a purchase of real estate and therefore does not expect any goodwill or other intangibles to be recognized related to these transactions. The Purchase Agreements are subject to customary terms and conditions.

     Summary financial information regarding the financial position of the Triad Entities as of December 31, 2002 and 2001 and results of operations for the years ended December 31, 2002 and 2001 of the Triad Entities is presented below. The Company is also presenting unaudited pro forma financial information as if the Company's purchase of the Triad Entities (except Triad I) were effective January 1, 2002. In addition, the unaudited pro forma financial information includes consolidating Triad I as if the provisions of FASB Interpretation No. 46 were effective January 1, 2002. Beginning in the third quarter of 2003, FASB Interpretation No. 46 will require the Company to consolidate the financial position and results of operation of Triad I with the Company's financial information. The unaudited pro forma financial information, which may not be indicative of future results, includes the elimination of significant intercompany balances and assumes incomes taxes at a 39% effective tax rate (in thousands):

                                                         TRIAD ENTITIES
                                                       -------------------   PRO FORMA
                                                       DEC. 31,   DEC. 31,   DEC. 31,
                                                         2002       2001       2002
                                                       --------   --------   ---------
Current assets.......................................  $  4,579   $  3,050   $ 23,561
Property and equipment, net..........................   185,007    188,651    386,967
Other assets.........................................    11,161     10,439     32,749
                                                       --------   --------   --------
  Total assets.......................................  $200,747   $202,140   $443,277
                                                       ========   ========   ========
Current liabilities..................................  $ 23,856   $ 17,374   $ 30,177
Long-term debt.......................................   229,789    208,991    298,656
Other long-term liabilities..........................       130         21        787
Partnership deficit/Shareholders' equity.............   (53,028)   (24,246)   113,657
                                                       --------   --------   --------
  Total liabilities and partnership
     deficit/shareholders' equity....................  $200,747   $202,140   $443,277
                                                       ========   ========   ========

                                                                             PRO FORMA
                                                       DEC. 31,   DEC. 31,   DEC. 31,
                                                         2002       2001       2002
                                                       --------   --------   ---------
Net revenue..........................................  $ 27,017   $ 17,136    $88,499
Operating and general & administrative...............    30,248     23,849     74,923
Depreciation.........................................     5,489      5,062     11,335
Operating income (loss)..............................    (8,721)   (11,775)     2,241
Net loss.............................................   (21,347)   (23,667)    (9,442)

     The unaudited pro forma consolidated amounts are presented for informational purposes only and do not necessarily reflect the financial position or results of operations of the Company that would have actually occurred had the transactions occurred on January 1, 2002.

     BRE/CSL: The Company formed BRE/CSL with Blackstone in December 2001, and the joint venture seeks to acquire in excess of $200 million of senior housing properties. BRE/CSL is owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint venture, each of the Company and Blackstone must approve any acquisitions made by BRE/CSL. Each party must also contribute its pro rata portion of the costs of any acquisition. In December 2001, BRE/CSL acquired Amberleigh, a 394 resident capacity independent living facility. In connection with the acquisition of Amberleigh by BRE/CSL, the Company

                       CAPITAL SENIOR LIVING CORPORATION
contributed $1.8 million to BRE/CSL. During the second quarter of 2002, BRE/CSL obtained permanent financing for the Amberleigh community and the Company recovered $1.4 million of its contribution to BRE/CSL.

     In addition, on June 13, 2002, the Company contributed to BRE/CSL four of its senior living communities with a capacity of approximately 600 residents. As a result of the contribution, the Company repaid $29.1 million of long-term debt to GMAC Commercial Mortgage Corporation ("GMAC"), received $7.3 million in cash from BRE/CSL, has a 10% equity interest in BRE/CSL of $1.2 million and wrote-off $0.5 million in deferred loan costs, resulting in the recognition of a loss of $0.5 million.

     The Company manages the five communities owned by BRE/CSL under long-term management contracts. The Company accounts for the BRE/CSL investment under the equity method of accounting. The Company has deferred $50,000 of management fee income as a result of its 10% interest in the BRE/CSL joint venture.

     Spring Meadows: During the fourth quarter of 2002, the Company acquired LCOR's interests in the Spring Meadows Communities from LCOR as well as loans made by LCOR to the joint ventures for $0.9 million in addition to funding $0.4 million to the venture for working capital and anticipated negative cash requirements of the communities. The Company's interests in the four joint ventures which own the Spring Meadows Communities include interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company has managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001 and will continue to manage the communities under long-term management contracts. In addition, the Company will receive an asset management fee relating to each of the four communities. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. The Company accounts for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company has the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest.

4.  ACQUISITIONS

     On August 15, 2000, the Company completed its merger with ILM Senior Living, Inc. ("ILM") and the acquisition of the Villa Santa Barbara property interest held by ILM II Senior Living, Inc. ("ILM II"). This transaction resulted in the Company acquiring ownership of eight senior living communities with a capacity of approximately 1,300 residents. The Company had managed the ILM communities since 1996 pursuant to a management agreement with ILM. The merger was accounted for as a purchase and included total cash consideration for the eight communities of approximately $97.6 million, net of closing costs of $4.4 million, consisting of $87.5 million to the ILM shareholders and $10.1 million for ILM II's interest in the Villa Santa Barbara property. The consideration was agreed upon as the result of arm's-length negotiations between the parties to the merger and with ILM II. The Company also refinanced three of its existing communities in conjunction with the merger and repaid approximately $25.8 million of a $34.0 million line of credit with Bank One Texas, N.A., as agent, resulting in an amended loan facility of up to $9.0 million. GMAC provided approximately $102.0 million and Newman Financial Services, Inc. ("Newman") provided approximately $20.0 million of financing for the merger and the refinancing. The balance of the merger consideration and amounts necessary for the refinancing came from the Company's existing cash resources.

     The results of operations for the above acquisition are included in the Company's statement of income from the date of acquisition.

                       CAPITAL SENIOR LIVING CORPORATION

     The following pro forma consolidated results of operations, have been prepared as if the above-mentioned acquisitions had occurred on January 1, 2000, and are as follows (in thousands, except per share amounts):

                                                              DECEMBER 31,
                                                                  2000
                                                              ------------
Total revenues..............................................    $72,535
Net loss....................................................       (393)
Net loss per share -- basic and diluted.....................    $ (0.02)
Shares used in computing pro forma net loss -- per share
  Basic.....................................................     19,717
  Diluted...................................................     19,724

     The unaudited pro forma consolidated amounts are presented for informational purposes only and do not necessarily reflect the financial position or results of operations of the Company that would have actually resulted had the acquisitions occurred on January 1, 2000.

5.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Land........................................................  $ 13,009   $ 17,374
Land improvements...........................................       281        215
Buildings and building improvements.........................   151,653    189,012
Furniture and equipment.....................................     7,432      9,030
Automobiles.................................................       310        286
Construction in process.....................................        --         54
                                                              --------   --------
                                                               172,685    215,971
Less accumulated depreciation...............................    19,141     19,150
                                                              --------   --------
  Property and equipment, net...............................  $153,544   $196,821
                                                              ========   ========

     In 2002, the Company sold two communities and one parcel of land for $6.7 million, which resulted in the recognition of a gain of $2.4 million and net proceeds of $5.2 million. In addition in 2002, the Company contributed to BRE/CSL four of its senior living communities with a capacity of approximately 600 residents. As a result of the contribution, the Company repaid $29.1 million of long-term debt to GMAC, received $7.3 million in cash from BRE/CSL, has a 10% equity interest in the venture of $1.2 million and wrote off $0.5 million in deferred loan costs, resulting in the recognition of a loss of $0.5 million. In 2001, the Company sold one community, two parcels of land and a house for $5.2 million, which resulted in the recognition of a gain of $2.6 million and net proceeds of $4.8 million. The two parcels of land and the house were classified as held for sale. In 2000, the Company sold two communities and a house for $4.8 million, which resulted in the recognition of a net loss of $0.4 million and net cash proceeds of $4.5 million. These assets were classified as held for sale.

                       CAPITAL SENIOR LIVING CORPORATION

6.  ACCRUED EXPENSES

     Accrued expenses consists of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
Accrued salaries, bonuses and related expenses..............  $1,260   $1,530
Accrued property taxes......................................     933    1,297
Accrued interest............................................     606       39
Payable for Spring Meadows interests........................     957       --
Other.......................................................     882      723
                                                              ------   ------
                                                              $4,638   $3,589
                                                              ======   ======

7.  NOTES PAYABLE

     Notes payable consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
WMF mortgage loan, bearing interest at 7.69%, payable in
  monthly installments of principal and interest of $48,089, maturing on January 2008, secured by a certain property
  with a net book value of $10.0 million at December 31,
  2002......................................................  $  5,884   $  6,004
WMF second mortgage loans, bearing interest at 7.08%,
  payable in monthly installments of principal and interest
  of $14,095, maturing on January 2010, secured by a certain property with a net book value of $10.0 million at
  December 31, 2002.........................................     1,840      1,877
Lehman mortgage loan, bearing interest at 8.20%, payable in
  monthly installments of principal and interest of $0.4
  million, maturing on September 2009, secured by certain
  properties with a net book value of $58.7 million at
  December 31, 2002.........................................    44,087     44,679
Insurance premium financings, bearing interest ranging from
  3.71% to 4.90%, payable in monthly installments of
  principal and interest of $0.5 million, maturing on
  various dates thru October 2003...........................     1,942      1,258
GMAC mortgage loan, bearing interest at LIBOR, (floor of 3%)
  plus 240 basis points (5.4% and 4.5% at December 31, 2002
  and 2001, respectively), payable in monthly installments
  of principal and interest of $0.6 million, maturing on
  August 2005, secured by certain properties with a net book
  value of $79.4 million at December 31, 2002...............    68,854     99,855
Newman collateralized loans, bearing interest at LIBOR
  (floor of 3.5%), plus 550 basis points (9.0% and 7.6% at
  December 31, 2002 and 2001, respectively), principal
  installments due quarterly beginning in 2003 with the
  final payment due in October 2004, secured by certain
  properties with a net book value of $69.2 million at
  December 31, 2002.........................................    20,000     20,000

                       CAPITAL SENIOR LIVING CORPORATION

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Bank One mortgage loan, bearing interest at LIBOR plus 225
  basis points (3.6% and 4.3% at December 31, 2002 and 2001, respectively), payable in monthly installments of
  principal and interest of $38,000, maturing on January
  2006, secured by a certain property with a net book value
  of $7.6 million at December 31, 2002......................     7,493      7,553
HCP mortgage loans, bearing interest at 10.5%...............        --      1,123
                                                              --------   --------
                                                               150,100    182,349
Less current portion........................................     9,715     25,594
                                                              --------   --------
                                                              $140,385   $156,755
                                                              ========   ========

     The aggregate maturities of notes payable at December 31, 2002, are as follows (in thousands):

2003........................................................  $  9,715
2004........................................................    17,917
2005........................................................    66,387
2006........................................................     8,153
2007........................................................     6,331
Thereafter..................................................    41,597
                                                              --------
                                                              $150,100
                                                              ========

     In connection with obtaining the loan commitments above the Company incurred $0.8 million and $3.7 million in fiscal 2002 and 2000, respectively, in financing charges that were deferred and amortized over the life of the notes. Accumulated amortization was $1.9 million and $1.4 million at December 31, 2002 and 2001, respectively.

     The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of the notes. The Company was in compliance with its debt covenants at December 31, 2002 and 2001.

8.  EQUITY

     The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Board without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock.

     Net income (loss) of HCP is generally allocated 98% to the limited partners and 2% to the general partner. The net income of HCP from the disposition of a property is allocated: (i) to partners with deficit capital accounts on a pro rata basis; (ii) to limited partners until they have been paid an amount equal to the amount of their adjusted investment (as defined); (iii) to the limited partners until they have been allocated income equal to their 12% Liquidation Preference; and (iv) thereafter, 80% to the limited partners and 20% to the general partner. The net loss of HCP from the disposition of a property is allocated: (i) to partners with positive capital accounts on a pro rata basis and (ii) thereafter, 98% to the limited partners and 2% to the general partner. Distributions of available cash flow are generally distributed 98% to the limited partners and 2% to the general partner, until the limited partners have received an annual preferential distribution, as defined. Thereafter, available cash flow is distributed 90% to the limited partners and 10% to the general

                       CAPITAL SENIOR LIVING CORPORATION
partner. HCP made distributions of $2.1 million, $7.6 million and $4.0 million to minority partners in 2002, 2001 and 2000, respectively.

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

     A summary of the Company's stock option activity, and related information for the years ended December 31, 2002, 2001 and 2000 is presented below:

                                                        WEIGHTED AVERAGE   OPTION PRICE PER
                                             SHARES      EXERCISE PRICE         SHARE
                                            ---------   ----------------   ----------------
Outstanding at January 1, 2000............  1,498,000         10.13        $7.06 to $13.50
  Granted.................................    358,997          3.63                  $3.63
  Exercised...............................         --            --                     --
  Forfeited...............................    132,462          7.81        $3.63 to $13.50
  Expired.................................         --            --
                                            ---------        ------
Outstanding at December 31, 2000..........  1,724,535          8.95        $3.63 to $13.50
  Granted.................................    581,800          1.80         $1.80 to $2.00
  Exercised...............................         --            --                     --
  Forfeited...............................    713,940         12.25        $1.80 to $13.50
  Expired.................................         --            --                     --
                                            ---------        ------
Outstanding at December 31, 2001..........  1,592,395        $ 4.86        $1.80 to $13.50
  Granted.................................    154,000          3.45         $2.20 to $4.14
  Exercised...............................     19,490          1.80                  $1.80
  Forfeited...............................    124,593          4.05         $1.80 to $7.06
  Expired.................................         --            --                     --
                                            ---------        ------
Outstanding at December 31, 2002..........  1,602,312        $ 4.83        $1.80 to $13.50
                                            =========        ======
Exercisable at December 31, 2002..........  1,120,686        $ 5.33        $1.80 to $13.50
                                            =========        ======
Exercisable at December 31, 2001..........    739,886        $ 5.90        $1.80 to $13.50
                                            =========        ======
Exercisable at December 31, 2000..........    796,212        $10.83         $3.63 to 13.50
                                            =========        ======

     The weighted average fair values of stock options granted during the year ended 2002, 2001 and 2000 was $3.45, $1.80 and $3.63 per option granted. Unoptioned shares available for the granting of options at December 31, 2002, 2001 and 2000, were 378,198, 407,605, and 275,000, respectively.

                       CAPITAL SENIOR LIVING CORPORATION

     The following table summarizes information relating to the Company's options outstanding and options exercisable as of December 31, 2002.

                                          OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                          ----------------------------------------------------   ---------------------------------
                              NUMBER       WEIGHTED AVERAGE                          NUMBER
                          OUTSTANDING AT      REMAINING       WEIGHTED AVERAGE   EXERCISABLE AT   WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES     12/31/02      CONTRACTUAL LIFE    EXERCISE PRICE       12/31/02       EXERCISE PRICE
------------------------  --------------   ----------------   ----------------   --------------   ----------------
$1.80 to $2.20........        559,490            8.76              $1.83             297,364           $1.81
$3.13 to $4.14........        373,322            7.49              $3.68             288,822           $3.63
$7.06 to $13.50.......        669,500            6.09              $7.97             534,500           $8.20
                            ---------                                              ---------
$1.80 to $13.50.......      1,602,312            7.35              $4.83           1,120,686           $5.33
                            =========                                              =========

     In January 2001, certain employees of the Company elected to forfeit 640,500 options originally priced between $10.19 and $13.50. These options were added back to the pool of options available to grant in January 2001.

     During 2002, the Company recorded compensation expense of $14,000 relating to certain options accounted for using variable accounting. These options are included in the table above.

     The average daily price of the stock during 2002, 2001 and 2000 was $2.39, $2.06 and $3.09, respectively, per share and the number of shares that were anti-dilutive were 1.1 million, 1.1 million and 1.7 million, respectively.

     Pro forma information regarding net income per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001 and 2000, respectively: risk free interest rate of 4.6, 6.5 and 6.5 percent; dividend yields of zero percent for all years; expected lives of seven and one-half years for all years; and volatility factors of the expected market price of the Company's common stock of 57.4, 62.8, and
60.6 percent. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                       CAPITAL SENIOR LIVING CORPORATION

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods.

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             2002     2001     2000
                                                            ------   ------   -------
                                                                 (IN THOUSANDS)
Net income
  As reported.............................................  $4,682   $2,756   $ 1,239
  Less: fair value stock expense, net of tax..............    (745)    (658)   (1,194)
                                                            ------   ------   -------
  Pro forma...............................................  $3,937   $2,098   $    45
                                                            ======   ======   =======
Net income per share -- basic
  As reported.............................................  $ 0.24   $ 0.14   $  0.06
  Less: fair value stock expense, net of tax..............   (0.04)   (0.03)    (0.06)
                                                            ------   ------   -------
  Pro forma...............................................  $ 0.20   $ 0.11   $  0.00
                                                            ======   ======   =======
Net income per share -- diluted
  As reported.............................................  $ 0.24   $ 0.14   $  0.06
  Less: fair value stock expense, net of tax..............   (0.04)   (0.03)    (0.06)
                                                            ------   ------   -------
  Pro forma...............................................  $ 0.20   $ 0.11   $  0.00
                                                            ======   ======   =======

10.  INCOME TAXES

     The provision (benefit) for income taxes consists of the following (in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2002      2001     2000
                                                              -------   -------   -----
Current:
  Federal...................................................  $  164    $1,755    $347
  State.....................................................      46       346      70
Deferred:
  Federal...................................................   2,342      (192)    289
  State.....................................................     463       (38)     57
                                                              ------    ------    ----
                                                              $3,015    $1,871    $763
                                                              ======    ======    ====

     The provision for income taxes differed from the amounts computed by applying the U.S. federal income tax rate to income before provision for income taxes as a result of the following (in thousands):

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2002      2001     2000
                                                              -------   -------   -----
Tax expense at federal statutory rates......................  $2,617    $1,623    $681
State income tax expense, net of federal benefit............     320       200      83
Other.......................................................      78        48      (1)
                                                              ------    ------    ----
                                                              $3,015    $1,871    $763
                                                              ======    ======    ====

                       CAPITAL SENIOR LIVING CORPORATION

     A summary of the Company's deferred tax assets and liabilities, are as follows (in thousands):

                                                                DECEMBER 31,
                                                              ----------------
                                                               2002     2001
                                                              ------   -------
Deferred tax assets:
  Tax basis in excess of book basis on assets acquired......  $6,049   $ 8,774
     Capital loss carryforward (expiring in 2006)...........   1,045        --
     Other..................................................   1,905     3,204
                                                              ------   -------
          Total deferred tax assets.........................   8,999    11,978
Deferred tax liabilities....................................   1,494     1,668
                                                              ------   -------
          Total deferred tax assets, net....................  $7,505   $10,310
                                                              ======   =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. The Company believes based on future anticipated results and available tax planning strategies, it will be able to realize the deferred tax asset.

11.  EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) salary deferral plan (the "Plan") in which all employees of the Company meeting minimum service and age requirements are eligible to participate. Contributions to the Plan are in the form of employee salary deferrals, which are subject to employer matching contributions of up to 2% of the employee's annual salary. The Company's contributions are funded semi-monthly to the Plan administrator. Matching contributions of $0.2 million were contributed to the Plan in each of 2002, 2001 and 2000. The Company incurred administrative expenses related to the Plan of $15,000, $14,500 and $13,000 in 2002, 2001 and 2000, respectively.

12.  RELATED PARTY TRANSACTIONS

     A former officer, director and significant shareholder of the Company is chairman of the board of a bank where the Company holds some of its operating cash accounts.

13.  CONTINGENCIES

     On or about October 23, 1998, Robert Lewis filed a putative class action complaint on behalf of certain holders of assignee interests (the "Assignee Interests") in NHP Retirement Housing Partners I Limited Partnership ("NHP") in the Delaware Court of Chancery, Civil Action No. 16725 (the "Delaware Action") against NHP, the general partner of NHP ("General Partner"), the Company and Capital Senior Living Properties 2-NHPCT, Inc. (collectively, the "Defendants"). The complaint alleges, among other things, that the Defendants breached, or aided and abetted a breach of, the express and implied terms of the NHP Partnership Agreement in connection with the sale of four properties by NHP to Capital Senior Living Properties 2-NHPCT, Inc. in September 1998 (the "1998 Transaction"). The complaint sought, among other relief, rescission of the 1998 Transaction and unspecified damages. Subsequently, the plaintiff amended his complaint adding allegations challenging the terms of the sale in December 2001 of the Amberleigh retirement facility to BRE/CSL. On December 6, 2001, Leonard Kalmenson filed a motion to intervene in the Delaware Action on behalf of a putative class of holders of Pension Notes of NHP in the event the Court of Chancery determined that the claims asserted in the Delaware Action were derivative in nature.

                       CAPITAL SENIOR LIVING CORPORATION

     On October 18, 2002, the Delaware Court of Chancery entered a Final Order and Judgment (i) certifying a class consisting of all record and beneficial holders of Assignee Interests of NHP as of September 30, 1998 or any time thereafter, (ii) approving as fair, reasonable and adequate a settlement of the Delaware Action calling for the creation of a settlement fund in the amount of approximately $0.8 million, (iii) dismissing the Delaware Action with prejudice and releasing, among other things, all the claims asserted therein, and (iv) awarding attorneys' fees and expenses in the amount of $0.3 million to be paid from the settlement fund to counsel for the class. NHP previously contributed $0.3 million to the creation of the settlement fund, which is the amount of the deductible of NHP's directors and officers' liability insurance policy at the time the Delaware Action was filed (the "D&O Policy"). Virtually all of the balance of the settlement fund was contributed by various insurance brokers and agents, and their insurers, in connection with the resolution of certain claims for coverage under the D&O Policy. In accordance with the settlement, approximately $0.6 million (the amount of the settlement fund minus the award for attorneys' fees and expenses) was distributed to the class of Assignee Holders on a pro rata basis after the settlement became final.

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

     In the fourth quarter of 2002, the Company (and two of its management subsidiaries), Buckner, and a related Buckner entity, and other unrelated entities were named as defendants in a lawsuit in district court in Fort Bend County, Texas brought by the heir of a former resident who obtained nursing home services at Parkway Place. The Company managed Parkway Place for Buckner through December 31, 2001. The Company's insurers have hired counsel to investigate and defend this claim. The Company is unable at this time to estimate its liability, if any, related to this claim.

     The Company has other pending claims not mentioned above ("Other Claims") incurred in the course of its business. Most of these Other Claims are believed by management to be covered by insurance, subject to normal reservations of rights by the insurance companies and possibly subject to certain exclusions in the applicable insurance policies. Whether or not covered by insurance, these claims, in the opinion of management, based on advice of legal counsel, should not have a material effect on the financial statements of the Company if determined adversely to the Company.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and fair values of financial instruments at December 31, 2002 and 2001 are as follows (in thousands):

                                                     2002                    2001
                                             ---------------------   ---------------------
                                             CARRYING                CARRYING
                                              AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                             --------   ----------   --------   ----------
Cash and cash equivalents..................  $ 11,768    $ 11,768    $  9,975    $  9,975
Restricted cash............................     4,490       4,490       2,100       2,100
Notes receivable...........................    86,470      86,470      65,092      65,092
Notes payable..............................   150,100     159,850     182,349     182,349

                       CAPITAL SENIOR LIVING CORPORATION

     The following methods and assumptions were used in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents and restricted cash: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate fair value.

     Notes receivable: The fair value of notes receivable is estimated by using a discounted cash flow analysis based on current expected rates of return.

     Notes payable: The fair value of notes payable is estimated using discounted cash flow analysis, based on current incremental borrowing rates for similar types of borrowing arrangements.

15.  INVESTMENTS IN LIMITED PARTNERSHIPS

     The investments in limited partnerships balance consists of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
NHP pension notes...........................................  $   --   $5,774
NHP limited partnership interests...........................       2        2
Triad I limited partner interest............................      --       --
Triad II limited partner interest...........................      --       --
Triad III limited partner interest..........................      --       --
Triad IV limited partner interest...........................      --       --
BRE/CSL limited partnership interest........................   1,236    1,825
Spring Meadows member interests.............................      --       --
                                                              ------   ------
                                                              $1,238   $7,601
                                                              ======   ======

     Triad Entities: The Company has opened, in connection with its management agreements, seventeen new Waterford and Wellington communities and two expansions in the last four years pursuant to arrangements with the Triad Entities. The Company has an approximate 1% limited partnership interest in each of the Triad Entities and is accounting for these investments under the equity method of accounting based on the provisions of the Triad Entities partnership agreements. The Company defers 1% of its interest income, development fee income and management fee income earned from the Triad Entities. As of December 31, 2002, the Company had deferred income of $1.1 million relating to the Triad Entities.

     The Company has loan commitments to the Triad Entities for construction and pre-marketing expenses, in addition to requirements to fund the Triad Entities' operating deficits through operating deficit guarantees provided for in its management agreements with the Triad Entities and other advances, totaling $85.2 million at December 31, 2002. The Company evaluates the carrying value of these receivables by comparing the cash flows expected from the operations of the Triad Entities to the carrying value of the receivables. These cash flow models consider lease-up rates, expected operating costs, debt service requirements and various other factors. In addition, the Company entered into a support agreement with the Triad Entities during the third quarter of 2002, whereby each of Triad II, Triad III, Triad IV and Triad V agreed to loan excess cash flow of such Triad to any one or more of Triad I, Triad II, Triad III, Triad IV and Triad V. The carrying value of the notes receivable from the Triad Entities could be adversely affected by a number of factors, including the Triad communities experiencing slower than expected lease-up, lower than expected lease rates, higher than expected operating costs, increases in interest rates, issues involving debt service requirements, general adverse market conditions, other economic factors and changes in accounting guidelines. Management believes that the carrying value of the notes receivable are fully recoverable, based on the support agreement, factors within

                       CAPITAL SENIOR LIVING CORPORATION
its control and the future achievement of the assumptions used in these cash flow models, which are consistent with the Company's operating experience.

     Deferred interest income is being amortized into income over the life of the loan commitment that the Company has with each of the Triad Entities. Deferred development and management fee income is being amortized into income over the expected remaining life of the Triad partnerships.

     Under equity accounting, the Company has recognized losses in the Triad Entities of $0.2 million and $0.5 million as of December 31, 2002 and 2001, respectively. The recognition of these losses have reduced the Company's investments in the Triad Entities to zero, and additional losses of $0.4 million have been recorded as a reduction to the Company's notes receivable from the Triad Entities. The Company's share of future losses will also be recorded as a reduction of notes receivable from the Triad Entities.

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51, effective immediately for variable interest entities created after January 31, 2003 and effective for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities that existed prior to February 1, 2003. The Company will adopt the provisions of this interpretation in the third quarter of 2003, and its adoption will result in the Company consolidating the financial statements of the Triad Entities, currently accounted for separately under the equity method of accounting. The Company expects the implementation of FASB Interpretation No. 46 will have a material effect on the Company's earnings and financial position. See Note 3 for a description of the Company's agreements to purchase the partnership interests in Triads II, III, IV and V owned by non-Company parties.

     BRE/CSL: The Company formed BRE/CSL with an affiliate of Blackstone in December 2001, and the joint venture seeks to acquire in excess of $200 million of senior housing properties. BRE/CSL is owned 90% by Blackstone and 10% by the Company. The Company accounts for its investment in this joint venture under the equity method of accounting. The Company recorded its investment at cost and will adjust its investment for its share of earnings and losses of BRE/CSL. The Company defers 10% of its management fee income earned from BRE/CSL. As of December 31, 2002, the Company had deferred income of $50,000 relating to BRE/CSL.

     Deferred management fee income is being amortized into income over the term of the Company's management contract.

     Spring Meadows: During the fourth quarter of 2002, the Company acquired LCOR's interests in the Spring Meadows Communities from LCOR as well as loans made by LCOR to the ventures for $0.9 million in addition to funding $0.4 million to the venture for working capital and anticipated negative cash requirements of the communities. The Company's interests in the four joint ventures which own the Spring Meadows Communities include interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company has managed these communities since the opening of each community in late 2000 and early 2001 and will continue to manage the communities under long-term management contracts. In addition, the Company will receive an asset management fee relating to each of the Spring Meadows Communities. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. The Company accounts for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements.

     HCP: HCP is consolidated in the accompanying consolidated financial statements. At December 31, 2002, 2001 and 2000, the Company owned approximately 57% of HCP's limited partner units.

     NHP: The Company owned 33.1% of notes ("The NHP Notes") issued by NHP Retirement Housing Partners I Limited Partnership ("NHP"). The Company classified its investment in The NHP Notes as held

                       CAPITAL SENIOR LIVING CORPORATION
to maturity. The NHP Notes bore simple interest at 13% per annum and matured on December 31, 2001. Interest was paid quarterly at a rate of 7%, with the remaining 6% interest deferred. During the fourth quarter of 2001, the Company reevaluated its assumptions related to the NHP Notes, and, as a result, reduced interest income by $0.5 million. At December 31, 2001, the Company's effective interest rate on the NHP Notes was 16.7%. In January 2002, NHP distributed its available cash and proceeds from the sale of its remaining community to the NHP note holders. The Company received $5.6 million of this distribution. NHP has been dissolved and is currently being liquidated.

     HCP and NHP are subject to the reporting obligations of the Securities and Exchange Commission.

16.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The components of the allowance for doubtful accounts and notes receivable are as follows (in thousands):

                                                                  DECEMBER 31,
                                                           --------------------------
                                                            2002     2001      2000
                                                           ------   -------   -------
Balance at beginning of year.............................  $1,735   $ 3,509   $ 3,044
  Provision for bad debts................................     267       967     4,318
  Write-offs and other...................................    (652)   (2,741)   (4,271)
  Recoveries.............................................      (7)       --       418
                                                           ------   -------   -------
Balance at end of year...................................  $1,343   $ 1,735   $ 3,509
                                                           ======   =======   =======

     In the fourth quarter of fiscal 2000, the Company wrote off $1.6 million in notes receivable and $1.4 million in development fees receivable relating to certain communities that were under development for the Triad Entities. In addition, during the fourth quarter of 2000, the Company recorded a write-down on a house and five parcels of land of $1.0 million to record these assets at their estimated net realizable value.

17.  LEASES

     The Company leases its corporate headquarters under an operating lease expiring in 2008. Additionally, the senior living communities have entered into various contracts for services for duration of 5 years or less and are on a fee basis as services are rendered. Rent expense under these leases was $0.5 million, $0.5 million and $0.6 million for 2002, 2001 and 2000, respectively. Future commitments are as follows (in thousands):

2003........................................................   $  447
2004........................................................      503
2005........................................................      462
2006........................................................      419
2007........................................................      384
Thereafter..................................................       61
                                                               ------
                                                               $2,276
                                                               ======

     HCP leased two communities under non-cancelable operating leases during the first quarter of 2002 for $37,000. These properties were sold during the first quarter of 2002. HCP owns one additional community, which is classified as held for sale.

18.  SUBSEQUENT EVENTS

     On January 16, 2003 the Company granted options to certain employees, to purchase 22,000 shares of the Company's common stock at an exercise price of $2.73, which was the market price on the day of grant.

                               INDEX TO EXHIBITS

     The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

  EXHIBIT
  NUMBER                                    DESCRIPTION
  -------                                   -----------
   *3.1         --  Amended and Restated Certificate of Incorporation of the
                    Registrant
 (i)3.1.1       --  Amendment to Amended and Restated Certificate of
                    Incorporation of the Registrant (Exhibit 3.1)
   *3.2         --  Amended and Restated Bylaws of the Registrant
 (i)3.2.1       --  Amendments to Amended and Restated Bylaws of the Registrant
                    (Exhibit 3.2)
 (v)3.2.2       --  Amendment No. 2 to Amended and Restated Bylaws of the
                    Registrant
  *10.1         --  Asset Purchase Agreement, dated as of July 8, 1997, by and between Capital Senior Living Communities, L.P. and Capital
                    Senior Living Corporation
  *10.2         --  Contribution Agreement, dated as of August 1, 1997, by and among Capital Senior Living Corporation, Jeffrey L. Beck,
                    James A. Stroud, Senior Living Trust, and Lawrence A. Cohen
  *10.3         --  Stock Purchase and Stockholders' Agreement, dated as of
                    November 1, 1996, by and among Capital Senior Living
                    Corporation, Jeffrey L. Beck, Senior Living Trust, and
                    Lawrence Cohen
  *10.4         --  Amended and Restated Exchange Agreement, dated as of June
                    30, 1997, by and between Lawrence A. Cohen and Jeffrey L.
                    Beck
  *10.5         --  Amended and Restated Exchange Agreement, dated as of June
                    30, 1997, by and among Lawrence A. Cohen and James A. Stroud
(m)10.6         --  1997 Omnibus Stock and Incentive Plan for Capital Senior
                    Living Corporation, as amended (Exhibit 4.1)
(m)10.6.1       --  Form of Stock Option Agreement (Exhibit 4.2)
  *10.7         --  Senior Living Agreement, by and between Capital Senior
                    Living, Inc. and New World Development (China) Limited
  *10.8         --  Amended and Restated Loan Agreement, dated as of June 30,
                    1997, by and between Lehman Brothers Holdings Inc., d/b/a/
                    Lehman Capital, A Division of Lehman Brothers Holdings Inc.,
                    and Capital Senior Living Communities, L.P.
  *10.9         --  Amended and Restated Employment Agreement, dated as of May
                    7, 1997, by and between Capital Senior Living, Inc. and
                    Jeffrey L. Beck
  *10.10        --  Amended and Restated Employment Agreement, dated as of May
                    7, 1997, by and between Capital Senior Living, Inc. and
                    James A. Stroud
  *10.11        --  Employment Agreement, dated as of November 1, 1996, by and between Capital Senior Living Corporation and Lawrence A.
                    Cohen
  *10.12        --  Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and David R. Brickman
  *10.13        --  Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and Keith N. Johannessen
  *10.14        --  Engagement Letter, dated as of June 30, 1997, by and between
                    Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A
                    Division of Lehman Brothers Holdings Inc. and Capital Senior
                    Living Corporation
  *10.15        --  Lease Agreement, dated as of June 1, 1997, by and between
                    G&L Gardens, LLC, as lessor, and Capital Senior Management
                    1, Inc., as lessee
  *10.16        --  Pre-Opening Consulting Agreement, dated as of June 16, 1997, by and between The Emmaus Calling, Inc., as owner, and
                    Capital Senior Management 1, Inc., as consultant
  *10.17        --  Management Agreement, dated as of February 1, 1995, by and between Capital Senior Living Communities, L.P., as owner, and Capital Senior Living, Inc., as manager, Regarding
                    Canton Regency Retirement Community, in Canton, Ohio

  EXHIBIT
  NUMBER                                    DESCRIPTION
  -------                                   -----------
  *10.18        --  Management Agreement, dated as of February 1, 1995, by and between Capital Senior Living Communities, L.P., as owner, and Capital Senior Living, Inc., as manager, Regarding
                    Cottonwood Village, in Cottonwood, Arizona
  *10.19        --  Management Agreement, dated as of February 1, 1995, by and between Capital Senior Living Communities, L.P., as owner, and Capital Senior Living, Inc., as manager, Regarding The
                    Harrison At Eagle Valley, in Indianapolis, Indiana
  *10.20        --  Management Agreement, dated as of February 1, 1995, by and between Capital Senior Living Communities, L.P., as owner
                    and Capital Senior Living, Inc., as manager, Regarding Towne
                    Centre, in Merrillville, Indiana
  *10.21        --  Management Agreement, dated as of August 1, 1996, by and between Capital Senior Living, Inc., as manager, and
                    Cambridge Nursing Home Limited Liability Company, as lessee
  *10.22        --  Management Agreement, dated as of April 1, 1996, by and between Buckner Retirement Services, Inc. and Capital Senior
                    Management 1, Inc.
  *10.23        --  Management Agreement, dated as of May 23, 1997, by and between The Emmaus Calling, Inc., as owner, and Capital
                    Senior Management 1, Inc., as manager
  *10.24        --  Property Management Agreement, dated as of February 1, 1995, by and between NHP Retirement Housing Partners I Limited
                    Partnership, as owner, and Capital Senior Living, Inc., as agent
  *10.25        --  Management Agreement, dated as of April 1, 1997, by and between Buckner Retirement Services, Inc. and Capital Senior
                    Management 1, Inc.
  *10.26        --  Management Agreement, dated as of November 30, 1992, by and between Capital Realty Group Senior Housing, Inc. d/b/a
                    Capital Senior Living, Inc., as manager, and Jacques-Miller
                    Healthcare Properties, L.P., as owner
  *10.27        --  Management Agreement, dated as of July 29, 1996, by and between ILM I Lease Corporation, as owner, and Capital
                    Senior Management 2, Inc., as manager, and Capital Senior
                    Living, Inc., as guarantor
  *10.28        --  Management Agreement, dated as of July 29, 1996, by and between ILM II Lease Corporation, as owner, and Capital
                    Senior Management 2, Inc., as manager, and Capital Senior
                    Living, Inc., as guarantor
  *10.29        --  Development Agreement, by and between Capital Senior
                    Development, Inc., as developer, and Tri Point Communities,
                    L.P., as owner
  *10.30        --  Development and Turnkey Services Agreement, dated as of
                    September 1, 1997, by and between Capital Senior Development
                    Corporation and Tri-Point Communities, L.P.
  *10.31        --  Management Agreement, by and between Tri Point Communities,
                    L.P., as owner, and Capital Senior Living, Inc.
(a)10.32        --  Amended and Restated Loan Agreement, dated as of December
                    10, 1997, by and between Bank One, Texas, N.A. and Capital
                    Senior Living Properties, Inc.
(a)10.33        --  Alliance Agreement, dated as of December 10, 1997, by and between LCOR Incorporated and Capital Senior Living
                    Corporation
(a)10.34        --  Development Agreement, dated as of December 10, 1997, by and between Capital Senior Development, Inc. and Tri Point
                    Communities, L.P., regarding senior living community in San
                    Antonio, Texas
(a)10.35        --  Development Agreement, dated as of February 3, 1998, by and between Capital Senior Development, Inc. and Tri Point
                    Communities, L.P., regarding senior living community in
                    Shreveport, Louisiana
(a)10.36        --  Management Agreement, dated as of December 23, 1997, by and between Tri Point Communities, L.P. and Capital Senior
                    Living, Inc., regarding senior living community in San
                    Antonio, Texas
(a)10.37        --  Management Agreement, dated as of February 3, 1998, by and between Tri Point Communities, L.P. and Capital Senior
                    Living, Inc., regarding senior living community in
                    Shreveport, Louisiana

  EXHIBIT
  NUMBER                                    DESCRIPTION
  -------                                   -----------
(b)10.38        --  Draw Promissory Note, dated April 1, 1998, of Triad Senior
                    Living I, L.P. in favor of Capital Senior Living Properties,
                    Inc.
(c)10.39        --  Draw Promissory Note, dated September 24, 1998, of Triad
                    Senior Living II, L.P., in favor of Capital Senior Living
                    Properties, Inc.
(d)10.40        --  Asset Purchase Agreement, dated as of July 24, 1998, by and between Capital Senior Living Properties, Inc. and NHP
                    Retirement Housing Partners I Limited Partnership
(d)10.41        --  Assignment and Amendment to Asset Purchase Agreement,
                    effective as of September 29, 1998, by and among NHP
                    Retirement Housing Partners I Limited Partnership, Capital
                    Senior Living Properties, Inc., and Capital Senior Living
                    Properties 2-NHPCT, Inc.
(d)10.42        --  Loan Agreement, dated as of September 30, 1998, by and between Capital Senior Living Properties 2-NHPCT, Inc. and
                    Lehman Brothers Holdings Inc. d/b/a Lehman Capital, a
                    division of Lehman Brothers Holdings Inc.
(e)10.43        --  Asset Purchase Agreement, dated as of July 28, 1998, by and between Capital Senior Living Properties, Inc. and Gramercy
                    Hill Enterprises
(e)10.44        --  Asset Purchase Agreement, dated as of July 28, 1998, by and between Capital Senior Living Properties, Inc. and Tesson
                    Heights Enterprises
(e)10.45        --  Assumption and Release Agreement, effective as of October
                    28, 1998, among Gramercy Hill Enterprises, Andrew C. Jacobs,
                    Capital Senior Living Properties 2-Gramercy, Inc., Capital
                    Senior Living Corporation and Fannie Mae
(e)10.46        --  Multifamily Note, dated December 4, 1997, of Gramercy Hill
                    Enterprises in favor of Washington Mortgage Financial Group,
                    Ltd.
(e)10.47        --  Multifamily Deed of Trust, dated December 4, 1997, among
                    Gramercy Hill Enterprises, Ticor Title Insurance Company and
                    Washington Mortgage Financial Group, Inc.
(e)10.48        --  Multifamily Note, dated October 28, 1998, of Capital Senior
                    Living Properties 2-Gramercy, Inc. in favor of WMF
                    Washington Mortgage Corp.
(e)10.49        --  Multifamily Deed of Trust, Assignment of Rents and Security
                    Agreement, dated October 28, 1998, among Capital Senior
                    Living Properties 2-Gramercy, Inc., Chicago Title Insurance
                    Company and WMF Washington Mortgage Corp.
(f)10.50        --  Employment Agreement, dated as of December 10, 1996, by and between Capital Senior Living, Inc. and Rob L. Goodpaster
(f)10.51        --  Draw Promissory Note dated November 1, 1998 of Triad Senior
                    Living III, L.P., in favor of Capital Senior Living
                    Properties, Inc. (Exhibit 10.51)
(f)10.52        --  Draw Promissory Note dated December 30, 1998 of Triad Senior
                    Living IV, L.P., in favor of Capital Senior Living
                    Properties, Inc.
(f)10.53        --  Form of Development and Turnkey Services Agreement by and
                    between Capital Senior Development, Inc. and applicable
                    Triad Entity
(f)10.54        --  Form of Development Agreement by and between Capital Senior
                    Development, Inc. and applicable Triad Entity
(f)10.55        --  Form of Management Agreement by and between Capital Senior
                    Living, Inc. and applicable Triad Entity
(f)10.56        --  Agreement of Limited Partnership of Triad Senior Living I,
                    L.P. dated April 1, 1998
(f)10.57        --  Agreement of Limited Partnership of Triad Senior Living II,
                    L.P. dated September 23, 1998
(f)10.58        --  Agreement of Limited Partnership of Triad Senior Living III,
                    L.P. dated November 10, 1998
(f)10.59        --  Agreement of Limited Partnership of Triad Senior Living IV,
                    L.P. dated December 22, 1998
(g)10.60        --  1999 Amended and Restated Loan Agreement, dated as of April
                    8, 1999, by and among Capital Senior Living Properties,
                    Inc., Bank One, Texas, N.A. and the other Lenders signatory thereto

  EXHIBIT
  NUMBER                                    DESCRIPTION
  -------                                   -----------
(g)10.61        --  Amended and Restated Draw Promissory note, dated March 31,
                    1999, of Triad Senior Living I, L.P., in favor of Capital
                    Senior Living Properties, Inc.
(g)10.62        --  Amended and Restated Draw Promissory Note (Fairfield), dated
                    January 15, 1999, of Triad Senior Living II, L.P., in favor of Capital Senior Living Properties, Inc.
(g)10.63        --  Amended and Restated Draw Promissory Note (Baton Rouge),
                    dated January 15, 1999, of Triad Senior Living II, L.P., in favor of Capital Senior Living Properties, Inc.
(g)10.64        --  Amended and Restated Draw Promissory Note (Oklahoma City),
                    dated January 15, 1999, of Triad Senior Living II, L.P., in favor of Capital Senior Living Properties, Inc.
(h)10.65        --  Amended and Restated Draw Promissory Note dated June 30,
                    1999 of Triad Senior Living I, L.P. in favor of Capital
                    Senior Living Properties, Inc.
(h)10.66        --  Amended and Restated Draw Promissory Note (Plano, Texas)
                    dated January 15, 1999 of Triad Senior Living II, L.P. in
                    favor of Capital Senior Living Properties, Inc.
(h)10.67        --  Letter Agreement dated July 28, 1999 among the Company and
                    ILM Senior Living, Inc. and ILM II Senior Living, Inc.
(i)10.68        --  Draw Promissory Note dated July 1, 1999 of Triad Senior
                    Living V, L.P. in favor of Capital Senior Living Properties,
                    Inc.
(i)10.69        --  First Amendment to Amended and Restated Employment Agreement
                    of James A. Stroud, dated March 22, 1999, by and between
                    James A. Stroud and Capital Senior Living Corporation
(i)10.70        --  Second Amendment to Amended and Restated Employment
                    Agreement of James A. Stroud, dated May 31, 1999, by and
                    between James A. Stroud and Capital Senior Living
                    Corporation
(i)10.71        --  Employment Agreement, dated May 26, 1999, by and between
                    Lawrence A. Cohen and Capital Senior Living Corporation
(j)10.72        --  Agreement and Plan of Merger, dated February 7, 1999, by and among Capital Senior Living Corporation, Capital Senior
                    Living Acquisition, LLC, Capital Senior Living Trust I and
                    ILM Senior Living, Inc.
(k)10.73        --  Agreement and Plan of Merger, dated February 7, 1999, by and among Capital Senior Living Corporation, Capital Senior
                    Living Acquisition, LLC, Capital Senior Living Trust I and
                    ILM II Senior Living, Inc.
(l)10.74        --  Amended and Restated Agreement and Plan of Merger, dated
                    October 19, 1999, by and among Capital Senior Living
                    Corporation, Capital Senior Living Acquisition, LLC and ILM
                    Senior Living, Inc.
(m)10.75        --  Amended and Restated Agreement and Plan of Merger, dated
                    October 19, 1999, by and among Capital Senior Living
                    Corporation, Capital Senior Living Acquisition, LLC and ILM
                    II Senior Living, Inc.
(o)10.76        --  Employment Agreement, dated May 25, 1999, by and between
                    Ralph A. Beattie and Capital Senior Living Corporation
(o)10.77        --  Consulting/Severance Agreement, dated May 20, 1999, by and between Jeffrey L. Beck and Capital Senior Living
                    Corporation (Exhibit 10.77)
(o)10.78        --  Second Amended and Restated Agreement of Limited Partnership
                    of Triad Senior Living I, L.P.
(p)10.79        --  Form of GMAC Loan Agreement, Promissory Note and Exceptions
                    to Nonrecourse Guaranty
(p)10.80        --  Newman Pool B Loan Agreement, Promissory Note and Guaranty
(p)10.81        --  Newman Pool C Loan Agreement, Promissory Note and Guaranty
(p)10.82        --  First Amendment to Triad II Partnership Agreement
(p)10.83        --  Second Modification Agreement to the Bank One Loan Agreement
(p)10.84        --  Assignment of Note, Liens and Other Loan Documents between
                    Fleet National Bank and CSLI

  EXHIBIT
  NUMBER                                    DESCRIPTION
  -------                                   -----------
(q)10.85        --  Second Amendment to Amended and Restated Agreement and Plan
                    of Merger, dated November 28, 2000
(q)10.86        --  First Amendment to Agreement, dated November 28, 2000
(r)10.87        --  Assignment of Partnership Interest, dated as of October 1,
                    2000, by and between Capital Senior Living Properties, Inc., a Texas corporation, and Triad Senior Living, Inc., a Texas limited partnership
(r)10.88        --  Assignment of Partnership Interest, dated as of October 1,
                    2000, by and between Capital Senior Living Properties, Inc., a Texas corporation, and Triad Senior Living II, L.P., a
                    Texas limited partnership
(r)10.89        --  Assignment of Partnership Interest, dated as of October 1,
                    2000, by and between Capital Senior Living Properties, Inc., a Texas corporation, and Triad Senior Living III, L.P., a
                    Texas limited partnership
(r)10.90        --  Assignment of Partnership Interest, dated as of October 1,
                    2000, by and between Capital Senior Living Properties, Inc., a Texas corporation, and Triad Senior Living IV, L.P., a
                    Texas limited partnership
(r)10.91        --  Assignment of Partnership Interest, dated as of October 1,
                    2000, by and between Capital Senior Living Properties, Inc., a Texas corporation, and Triad Senior Living V, L.P., a
                    Texas limited partnership
(s)10.92        --  BRE/CSL LLC Agreement
(s)10.93        --  BRE/CSL Management Agreement (Amberleigh)
(s)10.94        --  Third Modification Agreement to the Bank One Loan Agreement
(s)10.95        --  Fourth Modification Agreement to the Bank One Loan Agreement
(s)10.96        --  Third Amendment to Amended and Restated Employment Agreement
                    of James A. Stroud, dated May 31, 1999, by and between James
                    A. Stroud and Capital Senior Living Corporation
(t)10.97        --  Amendment to Amended and Restated Limited Liability Company
                    Agreement of BRE/CSL Portfolio L.L.C., dated as of June 13,
                    2002 among BRE/CSL Holdings L.L.C., Capital Senior Living A,
                    Inc. and Capital Senior Living Properties, Inc.
(t)10.98        --  Contribution Agreement dated December 31, 2001 between
                    Capital Senior Living A, Inc. and BRE/CSL Holdings L.L.C.
(u)10.99        --  Third Amendment to Promissory Note and Loan Agreement dated
                    October 15, 2002 by and between Capital Senior Living
                    ILM -- B, Inc. and Newman Financial Services, Inc. (Newman
                    Pool B loan)
(u)10.100       --  Third Amendment to Promissory Note and Loan Agreement dated
                    October 15, 2002 by and between Capital Senior Living
                    ILM -- C, Inc. and Newman Financial Services, Inc. (Newman
                    Pool C loan)
(u)10.101       --  Omnibus Modification Agreement dated September 25, 2002 by and between Capital Senior Living Properties, Inc. and Bank
                    One N.A.
(u)10.102       --  Support Agreement dated as of September 11, 2002 by and between Capital Senior Living, Inc., Triad I, Triad II,
                    Triad III, Triad IV and Triad V.
(u)10.103       --  Form of Amendments to Loan Agreement, Promissory Note,
                    Mortgage and Guaranty between GMAC and Capital entities
                    owning Sedgwick, Canton Regency, and Towne Centre property.
(u)10.104       --  Amended and Restated Account Control Agreement with GMAC relating to the Sedgwick property.
(v)10.105       --  Fourth Amendment to Amended and Restated Employment
                    Agreement of James A. Stroud, dated January 17, 2003 by and between James A. Stroud and Capital Senior Living
                    Corporation
(v)10.106       --  Second Amendment to the Employment Agreement of Lawrence A.
                    Cohen, dated January 27, 2003 by and between Lawrence A.
                    Cohen and Capital Senior Living Corporation

  EXHIBIT
  NUMBER                                    DESCRIPTION
  -------                                   -----------
(v)10.107       --  First Amendment to the Employment Agreement of Keith N.
                    Johannessen, dated January 17, 2003 by and between Keith N.
                    Johannessen and Capital Senior Living Corporation
(v)10.108       --  First Amendment to the Employment Agreement of Ralph A.
                    Beattie, dated January 21, 2003 by and between Ralph A.
                    Beattie and Capital Senior Living Corporation
(v)10.109       --  Second Amendment to the Employment Agreement of David R.
                    Brickman, dated January 27, 2003 by and between David R.
                    Brickman and Capital Senior Living Corporation
(v)10.110       --  Amended and Restated Draw Promissory Note, dated February 1,
                    2003, of Triad Senior Living I, L.P. in favor of Capital
                    Senior Living Properties, Inc.
(v)10.111.1     --  Amended and Restated Draw Promissory Note (Fairfield), dated
                    February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc.
(v)10.111.2     --  Amended and Restated Draw Promissory Note (Oklahoma City),
                    dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc.
(v)10.111.3     --  Amended and Restated Draw Promissory Note (Plano), dated
                    February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc.
(v)10.112       --  Amended and Restated Draw Promissory Note, dated February 1,
                    2003, of Triad Senior Living III, L.P. in favor of Capital
                    Senior Living Properties, Inc.
(v)10.113       --  Amended and Restated Draw Promissory Note, dated February 1,
                    2003, of Triad Senior Living IV, L.P. in favor of Capital
                    Senior Living Properties, Inc.
(v)10.114       --  Amended and Restated Draw Promissory Note, dated February 1,
                    2003, of Triad Senior Living V, L.P. in favor of Capital
                    Senior Living Properties, Inc.
(v)10.115       --  Form of Partnership Interest Purchase Agreements, dated as of March 25, 2003, between Capital Senior Living Properties,
                    Inc. and the Triad Entities (with the exception of Triad I), regarding the exercise of the Company's options to purchase the partnership interests in the Triad Entities (with the
                    exception of Triad I) owned by non-Company parties.
(v)10.116       --  Assignment and Assumption Agreement, dated as of December
                    20, 2002, among LCOR entities, Capital Senior Living
                    Properties 4, Inc. and owners, regarding 4 Spring Meadows
                    properties
(v)10.117       --  Form of Fourth Amended and Restated Limited Liability
                    Company Agreement, dated as of December 20, 2002, between
                    Capital Senior Living Properties 4, Inc. and PAMI Senior
                    Living Inc. for each of the 4 Spring Meadows properties.
(v)10.118       --  Form of First Amended and Restated Management and Marketing
                    Agreement, dated as of December 20, 2002, between Capital
                    Senior Living Inc. and owner for each of the 4 Spring
                    Meadows properties.
(v)21.1         --  Subsidiaries of the Company
(v)23.1         --  Consent of Ernst & Young
(v)99.1         --  Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(v)99.2         --  Certification of Ralph A. Beattie pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(s) Incorporated by reference to the exhibit shown in parenthesis from the Company's Annual Report on Form 10-K, dated March 26, 2002, filed by the Company with the Securities and Exchange Commission.

(t) Incorporated by reference to the exhibit shown in parentheses from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, filed by the Company with the Securities and Exchange Commission.

(u) Incorporated by reference to the exhibit shown in parentheses from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed by the Company with the Securities and Exchange Commission.

(v)  Filed herewith.