Form 10-Q
period 2003-03-31
CAPITAL SENIOR LIVING CORP
filed 2003-05-14
CIK 1043000

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

                                  972-770-5600
                                  ------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes x    No
                                      ----    ----

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes     No x
                                               ----   ----


As of May 13, 2003, the Registrant had outstanding 19,737,837 shares of its Common Stock, $.01 par value.

                        CAPITAL SENIOR LIVING CORPORATION

                                      INDEX


                                                                                                Page
                                                                                               Number


Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets -  -
                  March 31, 2003 and December 31, 2002                                             3

                  Consolidated Statements of Income -  -
                  Three Months Ended March 31, 2003 and 2002                                       4

                  Consolidated Statements of Cash Flows  -   -
                  Three Months Ended March 31, 2003 and 2002                                       5

                  Notes to Consolidated Financial Statements                                       6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                             12

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                                     21

         Item 4.  Controls and Procedures                                                         21

Part II. Other Information

         Item 1.  Legal Proceedings                                                               22

         Item 6.  Exhibits and Reports on Form 8-K                                                22

Signature
Certifications


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                        CAPITAL SENIOR LIVING CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                 March 31,  December 31,
                                                                                   2003          2002
                                                                              ------------  ---------
                                                                                (Unaudited)    (Note 1)
                                              ASSETS
         Current assets:
           Cash and cash equivalents.....................................       $   5,225     $  11,768
           Restricted cash...............................................           4,490         4,490
           Accounts receivable, net......................................           1,510         1,461
           Accounts receivable from affiliates...........................             412           218
           Federal and state income taxes receivable.....................             893         1,171
           Deferred taxes................................................             461           399
           Assets held for sale..........................................             739            --
           Prepaid expenses and other....................................             694         1,164
                                                                                ---------     ---------
                   Total current assets..................................          14,424        20,671
         Property and equipment, net.....................................         152,789       153,544
         Deferred taxes..................................................           6,943         7,106
         Due from affiliates.............................................             386           513
         Notes receivable from affiliates................................          90,878        86,470
         Investments in limited partnerships.............................           1,297         1,238
         Assets held for sale............................................           3,392         4,131
         Other assets, net...............................................           4,617         4,578
                                                                                ---------     ---------
                   Total assets..........................................       $ 274,726     $ 278,251
                                                                                =========     =========


                               LIABILITIES AND SHAREHOLDERS' EQUITY

         Current liabilities:
           Accounts payable..............................................      $    1,971    $    2,322
           Accrued expenses..............................................           3,558         4,638
           Current portion of notes payable..............................           7,863         9,715
           Customer deposits.............................................           1,015         1,023
                                                                               ----------    ----------
                   Total current liabilities.............................          14,407        17,698
         Deferred income.................................................              --             7
         Deferred income from affiliates.................................           1,058         1,194
         Notes payable, net of current portion...........................         139,145       140,385
         Minority interest in consolidated partnership...................             631           686
         Commitments and contingencies
         Shareholders' equity:
           Preferred stock, $.01 par value:
              Authorized shares -- 15,000; no shares issued or outstanding             --            --
           Common stock, $.01 par value:
              Authorized shares -- 65,000
              Issued and outstanding shares-- 19,738 and 19,737
                at March 31, 2003 and December 31, 2002, respectively....             197           197
           Additional paid-in capital....................................          91,993        91,990
           Retained earnings.............................................          27,295        26,094
                                                                               ----------    ----------
                   Total shareholders' equity............................         119,485       118,281
                                                                               ----------    ----------
                   Total liabilities and shareholders' equity............      $  274,726    $  278,251
                                                                               ==========    ==========


                             See accompanying notes.



                        CAPITAL SENIOR LIVING CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except earnings per share)

                                                            Three Months Ended March 31,
                                                                2003             2002
                                                          ---------------  ---------------
                                                            (Unaudited)      (Unaudited)

Revenues:
      Resident and healthcare revenue................          $   13,208      $    15,579
      Rental and lease income........................                  --               37
      Unaffiliated management services revenue.......                 295              366
      Affiliated management services revenue.........                 910              410
      Affiliated development fees....................                  68              183
                                                               ----------  ---------------
          Total revenues.............................              14,481           16,575

Expenses:
      Operating expenses.............................               7,624            8,772
      General and administrative expenses............               2,716            3,157
      Depreciation and amortization..................               1,347            1,646
                                                               ----------  ---------------
          Total expenses.............................              11,687           13,575
                                                               ----------  ---------------

Income from operations...............................               2,794            3,000

Other income (expense):
      Interest income................................               1,637            1,429
      Interest expense...............................              (2,593)          (2,828)
      Equity in the earnings of affiliates...........                  53               11
      Gain on sale of properties.....................                  --            2,283
                                                               ----------  ---------------
Income before income taxes and minority interest in
      consolidated partnership.......................               1,891            3,895
Provision for income taxes...........................                (745)          (1,124)
                                                               ----------  ---------------
Income before minority interest in consolidated
      partnership....................................               1,146            2,771
Minority interest in consolidated partnership........                  55             (960)
                                                               ----------  ---------------
Net income...........................................          $    1,201      $     1,811
                                                               ==========      ===========

Net income per share:
      Basic..........................................           $    0.06      $      0.09
                                                                =========      ===========
      Diluted........................................           $    0.06      $      0.09
                                                                =========      ===========
      Weighted average shares outstanding - basic....              19,738           19,718
                                                               ==========  ===============
      Weighted average shares outstanding - diluted..              19,862           20,022
                                                               ==========  ===============


                             See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                       Three Months Ended March 31,
                                                                          2003            2002
                                                                      ------------    --------

 Operating Activities
 Net income.......................................................    $     1,201     $     1,811
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation...................................................          1,347           1,646
   Amortization of deferred financing charges.....................            253             202
   Minority interest in consolidated partnership..................            (55)            960
   Deferred income from affiliates................................           (136)           (122)
   Deferred income................................................             (7)             28
   Deferred income taxes..........................................            101             100
   Equity in the earnings of affiliates...........................            (53)            (11)
   Gain on sale of properties.....................................             --          (2,283)
   Changes in operating assets and liabilities, net of
     acquisitions:
     Accounts receivable..........................................            (49)         (1,899)
     Accounts receivable from affiliates..........................           (194)           (555)
     Prepaid expenses and other...................................            470             849
     Other assets.................................................           (292)             --
     Accounts payable and accrued expenses........................         (1,431)            792
     Federal and state income taxes receivable....................            279             879
     Customer deposits............................................             (8)           (153)
                                                                       -----------    ------------
 Net cash provided by operating activities........................          1,426           2,244
 Investing Activities
 Capital expenditures.............................................           (592)           (362)
 Proceeds from sale of assets.....................................             --           4,396
 Advances to affiliates...........................................         (4,330)         (6,356)
 Proceeds from limited partnerships...............................             43           5,552
                                                                       -----------    ------------
 Net cash (used in) provided by investing activities..............         (4,879)          3,230
 Financing Activities
 Repayments of notes payable......................................         (3,092)         (1,782)
 Cash proceeds from the exercise of stock options.................              2               4
 Distributions to minority partners...............................             --          (1,348)
                                                                       -----------    ------------
 Net cash used in financing activities............................         (3,090)         (3,126)
                                                                       -----------    ------------
 (Decrease) increase in cash and cash equivalents.................         (6,543)          2,348
 Cash and cash equivalents at beginning of period.................         11,768           9,975
                                                                       -----------    ------------
 Cash and cash equivalents at end of period.......................    $     5,225     $    12,323
                                                                       ===========    ============
 Supplemental Disclosures
 Cash paid during the period for:
   Interest.......................................................    $     2,346     $     2,606
                                                                       ===========    ============
   Income taxes...................................................    $       439     $       381
                                                                       ===========    ============


                            See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


1.       BASIS OF PRESENTATION

Capital Senior Living Corporation, a Delaware corporation (the "Company"), was incorporated on October 25, 1996. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated balance sheet, as of December 31, 2002, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2002, and the accompanying unaudited consolidated financial statements, as of March 31, 2003 and 2002, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2003, and results of operations and cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results for the year ending December 31, 2003.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51, effective immediately for variable interest entities created after January 31, 2003 and effective for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities that existed prior to February 1, 2003. The Company will adopt the provisions of this interpretation in the third quarter of 2003, and its adoption will result in the Company consolidating the financial statements of the five partnerships affiliated with Triad Senior Living, Inc. (the "Triad Entities"), currently accounted for separately under the equity method of accounting. The Company expects the implementation of FASB Interpretation No. 46 will have a material effect on the Company's earnings and financial position. However, see Note 2 for a description of the Company's agreements to purchase the partnership interests in Triads II, III, IV and V owned by non-Company parties.

2.       TRANSACTIONS WITH AFFILIATES

Triad Entities: The Triad Entities own and finance the construction of new senior living communities. The Company entered into development and management agreements with the Triad Entities for the development and management of senior living communities. These communities are primarily Waterford communities. The development of senior living communities typically involves a substantial commitment of capital over an approximate 12-month construction period, during which time no revenues are generated, followed by a 24 to 36 month lease up period.

The Company has opened, in connection with its management agreements, seventeen new Waterford and Wellington communities and two expansions in the last four years pursuant to arrangements with the Triad Entities. The Company has an approximate 1% limited partnership interest in each of the Triad Entities and is accounting for these investments under the equity method of accounting based on the provisions of the Triad Entities partnership agreements. The Company defers 1% of its interest income, development fee income and management fee income earned from the Triad Entities. As of March 31, 2003, the Company had deferred income of $1.0 million relating to the Triad Entities.

The Company has loan commitments to the Triad Entities for construction and pre-marketing expenses, in addition to requirements to fund the Triad Entities' operating deficits through operating deficit guarantees provided for in its management agreements with the Triad Entities and other advances, totaling $89.6 million at March 31, 2003. The Company evaluates the carrying value of these receivables by comparing the cash flows expected from the operations of the

                       CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Triad Entities to the carrying value of the receivables. These cash flow models consider lease-up rates, expected operating costs, debt service requirements and various other factors. The Company entered into a support agreement with the Triad Entities, whereby each of Triad II, Triad III, Triad IV and Triad V agreed to loan excess cash flow of such Triad to any one or more of Triad I, Triad II, Triad III, Triad IV and Triad V. The carrying value of the notes receivable from the Triad Entities could be adversely affected by a number of factors, including the Triad communities experiencing slower than expected lease-up, lower than expected lease rates, higher than expected operating costs, increases in interest rates, issues involving debt service requirements, general adverse market conditions, other economic factors and changes in accounting guidelines. Management believes that the carrying value of the notes receivable are fully recoverable, based on the support agreement, factors within its control and the future achievement of the assumptions used in these cash flow models, which are consistent with the Company's operating experience.

Deferred interest income is being amortized into income over the life of the loan commitment that the Company has with each of the Triad Entities. Deferred development and management fee income is being amortized into income over the expected remaining life of the Triad partnerships.

The following table sets forth, as of March 31, 2003, the capital invested in each of the Triad Entities, information related to loans made by the Company to each Triad Entity and information on deferred income related to each Triad Entity (dollars in thousands):


                                                       Notes Receivable                           Deferred Income
                                 ----------------------------------------------------------    ------------------------
                                                                                                         Development/
                      Capital    Committed    Interest                   Note       Deficit               Management
      Entity        Investment    Amount        Rate      Maturity      Balance     Funding    Interest       Fees
      ------        ----------   ---------    --------    --------      -------     -------    --------  -------------

Triad Senior
 Living I, L.P.                                         March 31,
(Triad I)             $    --     $13,000        8.0%      2008        $13,000      $4,913      $  38        $ 225

Triad Senior
 Living II, L.P.                                        March 31,
  (Triad II)               --      15,000        8.0       2008         15,000      10,471         58          125

Triad Senior
  Living III, L.P.                                      March 31,
  (Triad III)              --      26,000        8.0       2008         26,000       3,095         82          247

Triad Senior
  Living IV, L.P.                                       March 31,
  (Triad IV)               --      10,000        8.0       2008         10,000       1,618         84           95

Triad Senior
  Living V, L.P.                                        March 31,
  (Triad V)                --      10,000        8.0       2008          5,473         --          16           22


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

Set forth below is information on the construction/permanent loan facilities entered into by each of the Triad Entities as of March 31, 2003 (dollars in thousands):

                                                                    Loan Facilities to Triads
                                                     ---------------------------------------------------
                                      Number of                     Amount
                     Entity          Communities     Commitment   Outstanding      Type          Lender
                     ------          -----------     ----------   -----------      ----          ------

                     Triad I               7          $50,000       $48,250     take-out     GMAC

                    Triad II               3          $26,900       $26,165     mini-perm    Key Corporate
                                                                                             Capital, Inc.

                    Triad III              6          $56,300       $56,270     mini-perm    Guaranty Bank

                    Triad IV               2          $18,600       $18,591     mini-perm    Compass Bank

                     Triad V               1          $ 8,903       $ 8,742     mini-perm    Bank of America



At December 31, 2002, Triad II was in violation of a certain financial covenant with its lender. The lender and Triad II subsequently signed a loan modification in March 2003.

The Company has recently made the election to exercise its options to purchase the partnership interests owned by non-Company parties in the Triad Entities, with the exception of Triad I. The Company and the other partners of the Triad Entities, with the exception of Triad I, entered into Partnership Interest Purchase Agreements ("Purchase Agreements") on March 25, 2003, whereby the Company will purchase the partnership interests of the general partners and the other third party limited partners for an aggregate of approximately $1.7 million. Upon completion of these transactions, which the Company expects to take place during the third fiscal quarter of 2003, the Company will wholly own each of the Triad Entities, other than Triad I. The Company will treat these transactions as a purchase of real estate and therefore does not expect any

                       CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



goodwill or other intangibles to be recognized related to these transactions. The Purchase Agreements are subject to customary terms and conditions.

Summary financial information regarding the financial position of the Triad Entities as of March 31, 2003 and 2002 and results of operations for the three months ended March 31, 2003 and 2002 of the Triad Entities is presented below. The Company is also presenting unaudited pro forma financial information as if the Company's purchase of the Triad Entities (except Triad I) were effective January 1, 2003. In addition, the unaudited pro forma financial information includes consolidating Triad I as if the provisions of FASB Interpretation No. 46 were effective January 1, 2003. Beginning in the third quarter of 2003, FASB Interpretation No. 46 will require the Company to consolidate the financial position and results of operation of Triad I with the Company's financial information. The unaudited pro forma financial information, which may not be indicative of future results, includes the elimination of significant intercompany balances and assumes incomes taxes at a 39% effective tax rate (in thousands):

                                                                      Company
                                               Triad Entities        Pro Forma
                                            Mar. 31,      Mar. 31,     Mar. 31,
                                              2003         2002          2003
                                          ----------    ----------   ---------

Current assets........................... $    4,641     $  3,537    $   18,786
Property and equipment, net..............    183,765      189,009       385,155
Other assets.............................     11,018        9,895        31,855
                                           ---------     --------    ----------
    Total assets.........................  $ 199,424     $202,441    $  435,796
                                           =========     ========    ==========

Current liabilities......................  $  24,378     $ 13,110    $   26,069
Long-term debt...........................    232,476      218,817       297,163
Other long-term liabilities..............         --           --           697
Partnership deficit / shareholders'
equity...................................    (57,430)     (29,486)      111,867
                                           ---------     --------    ----------
    Total liabilities and partnership
    deficit / shareholders' equity.......  $ 199,424     $202,441    $  435,796
                                           =========     ========    ==========



                                            Mar. 31,     Mar. 31,      Mar. 31,
                                              2003         2002          2003
                                          -----------   -----------  ----------


Net revenue.............................. $    8,364     $  5,677    $   22,845
Operating and general & administrative...      7,851        6,530        18,190
Depreciation.............................      1,398        1,391         2,745
Operating (loss) income..................       (885)      (2,244)        1,910
Net loss.................................     (4,402)      (5,240)       (1,790)


The unaudited pro forma consolidated amounts are presented for informational purposes only and do not necessarily reflect the financial position or results of operations of the Company that would have actually occurred had the transactions occurred on January 1, 2003.

BRE/CSL: The Company formed two joint ventures ("BRE/CSL") with an affiliate of Blackstone Real Estate Advisors ("Blackstone") in December 2001, and the joint ventures seek to acquire in excess of $200 million of senior housing properties. BRE/CSL is owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint venture, each of the Company and Blackstone must approve any acquisitions made by BRE/CSL. Each party must also contribute its pro rata portion of the costs of any acquisition.

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

                       CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The Company manages the five communities owned by BRE/CSL under long-term management contracts. The Company accounts for the BRE/CSL investments under the equity method of accounting. As of March 31, 2003 the Company has deferred $65,000 of management fee income as a result of its 10% interest in the BRE/CSL joint venture.

Spring Meadows Communities: During the fourth quarter of 2002, the Company acquired the interest of affiliates of LCOR Incorporated ("LCOR") in four joint ventures in which LCOR was a member, which joint ventures own four independent and assisted living communities (the "Spring Meadows Communities"), from LCOR as well as loans made by LCOR to the joint ventures for $0.9 million in addition to funding $0.4 million to the ventures for working capital and anticipated negative cash requirements of the communities. The Company's interests in the four joint ventures which own the Spring Meadows Communities include interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company has managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001 and will continue to manage the communities under long-term management contracts. In addition, the Company receives an asset management fee relating to each of the four communities. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests were nominal. The Company accounts for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company has the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest.

3.       NET INCOME PER SHARE AND STOCK OPTIONS

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share considers the dilutive effect of outstanding options calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share amounts):

                                                 Three Months Ended
                                                      March 31,
                                                  2003         2002
                                             ------------ -------------
  Net income                                    $  1,201    $   1,811

  Weighted  average  shares  outstanding  -
  basic                                           19,738       19,718
  Effect of dilutive securities:
      Employee stock options                         124          304
                                             -----------  -----------
  Weighted  average  shares  outstanding  -
  diluted                                         19,862       20,022
                                             ===========  ===========

     Basic earnings per share                  $    0.06    $    0.09
                                             ===========  ===========
     Diluted earnings per share                $    0.06    $    0.09
                                             ===========  ===========

Options to purchase 1.0 million shares of common stock at prices ranging from $3.13 to $13.50 per share were not included in the computation of diluted earnings per share because the average daily price of the common stock during the first quarter of fiscal 2003 did not exceed the exercise price of the options, and therefore, the effect would not be dilutive. For the first quarter of fiscal 2002, options to purchase 0.8 million shares of common stock at prices ranging from $4.14 to $13.50 per share were not included in the computation of diluted earnings per share because the average daily price of the common stock did not exceed the exercise price of the options, and therefore, the effect would not be dilutive.

On January 16, 2003, the Company granted options to certain employees, to purchase 22,000 shares of the Company's common stock at an exercise price of $2.73. In addition, the Company issued 1,000 shares of common stock on March 17, 2003 pursuant to the exercise of stock options by certain employees of the Company.

Pro forma information regarding net income per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant

                       CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods.

                                                 Three Months Ended
                                                     March 31,
                                                  2003         2002
                                             ------------ -------------
  Net income
    As reported                                 $  1,201    $   1,811
    Less: fair value stock expense,  net of
     tax                                             188          186
                                             -----------  -----------
    Pro forma                                      1,013        1,625
                                             ===========  ===========

  Net income per share - basic
    As reported                              $      0.06   $     0.09
    Less: fair value stock expense,  net of
     tax                                            0.01         0.01
                                             -----------  -----------
    Pro forma                                       0.05         0.08
                                             ===========  ===========

  Net income per share - diluted
    As reported                              $      0.06   $     0.09
    Less: fair value stock expense,  net of
     tax                                            0.01         0.01
                                             -----------  -----------
    Pro forma                                       0.05         0.08
                                             ===========  ===========


4.       CONTINGENCIES

In the fourth quarter of 2002, the Company (and two of its management subsidiaries), Buckner Retirement Services, Inc. ("Buckner"), and a related Buckner entity, and other unrelated entities were named as defendants in a lawsuit in district court in Fort Bend County, Texas brought by the heir of a former resident who obtained nursing home services at Parkway Place from September 1998 to March 2001. The Company managed Parkway Place for Buckner through December 31, 2001. The plaintiff alleges gross negligence, malice and intentional injury in the treatment of the resident at Parkway Place and seeks various damages including wrongful death and punitive damages. The Company's insurers have hired counsel to investigate and defend this claim. The insurers have issued reservation of rights letters, subject to certain exclusions in the applicable insurance policies. The Company is unable at this time to estimate its liability, if any, related to this claim.

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

5.       SUBSEQUENT EVENTS

On April 29, 2003, the Company granted options to certain employees, to purchase 16,000 shares of the Company's common stock at an exercise price of $3.37.

As of March 31, 2003, the Company was in violation of a certain financial covenant with Bank One on the financing of the Cottonwood property, which has been waived by the bank.

                        CAPITAL SENIOR LIVING CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis addresses (i) the Company's results of operations for the three months ended March 31, 2003 and 2002, respectively, and
(ii) liquidity and capital resources of the Company and should be read in conjunction with the Company's consolidated financial statements contained elsewhere in this report.

The Company is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company's operating strategy is to provide high quality senior living services at affordable prices to its residents, while achieving and sustaining a strong, competitive position within its chosen markets, as well as to continue to enhance the performance of its operations. The Company provides a wide array of senior living services to the elderly at its communities, including independent living, assisted living (with special programs and living units at some of its communities for residents with Alzheimer's and other forms of dementia), skilled nursing and home care services.

The Company generates revenue from a variety of sources. For the three months ended March 31, 2003, the Company's revenue was derived as follows: 91.2% from the operation of 14 owned senior living communities that are operated by the Company; 6.3% from management fees arising from management services provided for 28 affiliate owned senior living communities, 2.0% from management fees arising from management services provided for a third party and 0.5% derived from the recognition of deferred development fees.

The Company believes that the factors affecting the financial performance of communities managed under contracts with affiliates and third parties do not vary substantially from the factors affecting the performance of owned communities, although there are different business risks associated with these activities.

The Company's management service fees are primarily based on a percentage of gross revenues. As a result, the cash flows and profitability of such contracts to the Company are more dependent on the revenues generated by such communities and less dependent on net cash flow than for owned communities. Further, the Company is not responsible for capital investments in managed communities. While the management contracts are generally terminable only for cause, in certain cases the contracts can be terminated upon the sale of a community, subject to the Company's rights to offer to purchase such community.

The Company's current management contracts expire on various dates through September 2022 and provide for management fees based generally upon 5% of gross revenues. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community. The Company's development fees are generally based upon a percentage of construction cost and are earned over the period commencing with the initial development activities and ending with the opening of the community.

The Company owns 57% of Healthcare Properties, L.P. ("HCP") partnership and the assets, liabilities, minority interest and results of operations of HCP have been consolidated into the Company's financial statements. HCP owns one community that is currently classified as held for sale.

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

In December 2001 BRE/CSL acquired The Amberleigh at Woodside Farms, a 394 resident capacity independent living facility. In connection with the acquisition of Amberleigh by BRE/CSL, the Company contributed $1.8 million to the joint venture. Subsequent to the end of the first quarter of 2002, BRE/CSL obtained permanent financing for the Amberleigh community and the Company recovered $1.4 million of its contribution to the joint venture. In addition in June 2002, the Company contributed to BRE/CSL four of its senior living communities with a capacity of approximately 600 residents. As a result of the contribution, the Company repaid $29.1 million of long-term debt to GMAC,

                        CAPITAL SENIOR LIVING CORPORATION

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)


received $7.3 million in cash from BRE/CSL, has a 10% equity interest in the venture of $1.2 million and wrote-off $0.5 million in deferred loan costs.

The Company manages the five communities owned by BRE/CSL under long-term management contracts. The Company accounts for the BRE/CSL investments under the equity method of accounting. The Company has deferred $65,000 of management fee income as a result of its 10% interest in BRE/CSL.

During the fourth quarter of 2002, the Company acquired LCOR's interests in the joint ventures, which own the Spring Meadows Communities, from LCOR as well as loans made by LCOR to the joint ventures for $0.9 million in addition to funding $0.4 million to the ventures for working capital and anticipated negative cash requirements of the communities. The Company's interests in the four joint ventures which own the Spring Meadows Communities include interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company has managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001 and will continue to manage the communities under long-term management contracts. In addition, the Company receives an asset management fee relating to each of the four communities. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests were nominal. The Company accounts for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company has the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest.

                      CAPITAL SENIOR LIVING CORPORATION

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

Results of Operations

The following table sets forth for the periods indicated, selected statements of income data in thousands of dollars and expressed as a percentage of total revenues.

                                                                 Three Months Ended
                                                                     March 31,
                                                      ---------------------------------------
                                                             2003                2002
                                                      ------------------- -------------------
                                                           $        %         $           %
                                                      --------- --------- ---------- --------
          Revenues:
               Resident and healthcare revenue..     $  13,208     91.2   $  15,579     94.0
               Rental and lease income..........            --       --          37      0.2
               Unaffiliated management service
                    revenue.....................           295      2.0         366      2.2
               Affiliated management service
                    revenue.....................           910      6.3         410      2.5
               Affiliated development fees......            68      0.5         183      1.1
                                                     ---------- --------- ---------- --------
               Total revenue....................        14,481    100.0      16,575    100.0
          Expenses:
               Operating expenses...............         7,624     52.6       8,772     52.9
               General and administrative expenses       2,716     18.8       3,157     19.1
               Depreciation and amortization....         1,347      9.3       1,646      9.9
                                                     ---------- --------- ---------- --------
               Total expenses...................        11,687     80.7      13,575     81.9
                                                     ---------- --------- ---------- --------
           Income from operations ..............         2,794     19.3       3,000     18.1
           Other income (expense):
               Interest income..................         1,637     11.3       1,429      8.6
               Interest expense.................        (2,593)   (17.9)     (2,828)   (17.1)
               Equity in the losses of affiliates           53      0.4          11      0.1
               Gain on sales of assets..........            --       --       2,283     13.8
                                                     ---------- --------- ---------- --------
          Income before income taxes and minority
                    interest in consolidated             1,891     13.1       3,895     23.5
               partnership......................
               Provision for income taxes.......          (745)    (5.1)     (1,124)    (6.8)
                                                     ---------- --------- ---------- --------
          Income before minority interest in
                consolidated partnership........         1,146      7.9       2,771     16.7
               Minority interest in consolidated
               partnership......................            55      0.4        (960)    (5.8)
                                                     ---------- --------- ---------- --------
               Net income.......................     $   1,201      8.3   $   1,811     10.9
                                                     ========== ========= ========== ========


Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Revenues. Total revenues were $14.5 million in the three months ended March 31, 2003 compared to $16.6 million for the three months ended March 31, 2002, representing a decrease of approximately $2.1 million or 12.6%. This decrease in revenue is primarily the result of a $2.4 million decrease in resident and healthcare revenue offset by an increase in affiliated management fees of $0.5 million. The decrease in resident and healthcare revenue reflects the loss of revenue on four communities contributed to BRE/CSL in June of 2002 of $2.8 million offset by an overall increase at the Company's other communities of $0.4 million. Affiliated management services revenue increased by $0.5 million primarily as a result of higher management fees earned on the Triad communities along with management services revenue earned on the BRE/CSL and the Spring Meadows communities.

Expenses. Total expenses were $11.7 million in the first quarter of fiscal 2003 compared to $13.6 million in the first quarter of fiscal 2002, representing a decrease of $1.9 million or 13.9%. This decrease is primarily the result of a $1.1 million decrease in operating expenses, a $0.4 million decrease in general

                      CAPITAL SENIOR LIVING CORPORATION

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)

and administrative expenses and a $0.3 million decrease in depreciation and amortization expense. The contribution of the four communities to BRE/CSL resulted in a decrease in operating expenses of $1.3 million, a decrease in general and administrative expenses of $0.4 million and a decrease in depreciation and amortization expense of $0.3 million.

Other income and expense. Interest expense decreased $0.2 million to $2.6 million in the first quarter of 2003 compared to $2.8 million in the first quarter of 2002. This 8.3% decrease in interest expense is the result of lower debt outstanding in the current fiscal year compared to fiscal 2002 primarily resulting from the payoff of debt relating to the communities contributed to BRE/CSL. Interest income increased $0.2 million or 14.6% to $1.6 million in fiscal 2003 compared to $1.4 million in fiscal 2002. Interest income primarily represents interest earned on loans the Company has made to the Triad Entities. Gain on sale of assets in fiscal 2002 reflects the sale of two communities by HCP for net proceeds of $4.4 million, which resulted in the recognition of a $2.3 million gain on sale. Equity in the earnings of affiliates represents the Company's share of the earnings and losses from the Company's investments in BRE/CSL and the Triad Entities.

Provision for income taxes. Provision for income taxes in the first quarter of fiscal 2003 was $0.7 million or 38.3% of taxable income, compared to $1.1 million or 38.3% of taxable income in the comparable quarter for 2002. The effective tax rates for the first quarter of 2003 and 2002 differ from the statutory tax rates because of state income taxes and permanent tax differences.

Minority interest. Minority interest decreased $1.0 million primarily due to minority interest recognized in fiscal 2002 on the sale of two HCP communities. The sale of the two communities resulted in a net gain on sale of $2.3 million and the recognition of $1.0 million in minority interest.

Net income. As a result of the foregoing factors, net income decreased $0.6 million to $1.2 million for the three months ended March 31, 2003, as compared to $1.8 million for the three months ended March 31, 2002.

Liquidity and Capital Resources

In addition to approximately $5.2 million of cash balances on hand as of March 31, 2003, the Company's principal source of liquidity is expected to be cash flows from operations, proceeds from the sale of assets, cash flows from BRE/CSL and/or additional financing. Of the $5.2 million in cash balances, $0.6 million relates to cash held by HCP. The Company expects its available cash and cash flows from operations, proceeds from the sale of assets, cash flows from BRE/CSL and/or additional financing to be sufficient to fund its short-term working capital requirements. The Company's long-term capital requirements, primarily for acquisitions, the payment of operating deficit guarantees, and other corporate initiatives, will be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company's short and long-term capital requirements.

The Company had net cash provided by operating activities of $1.4 million in the first three months of fiscal 2003 compared to $2.2 million in the first three months of fiscal 2002. In first quarter of fiscal 2003, net cash provided by operating activities was primarily derived from net income of $1.2 million, net noncash charges of $1.4 million, a decrease in prepaid and other assets of $0.4 million, and a decrease in federal and state income taxes receivable of $0.3 million offset by an increase in accounts receivable of $0.2 million, a decrease in accounts payable and accrued expenses of $1.4 million and an increase in other assets of $0.3 million. In the first quarter of fiscal 2002, the net cash provided by operating activities was primarily derived from net income of $1.8 million, net non-cash charges of $0.5 million, a decrease in prepaid and other expenses of $0.8 million, an increase in accounts payable and accrued expenses of $0.8 million and a decrease in federal and state income taxes receivable of $0.9 million offset by an increase in accounts receivable of $2.4 million and an increase in customer deposit of $0.2 million.

The Company had net cash used in investing activities of $4.9 million in the first three months of fiscal 2003 compared to net cash provide by investing activities of $3.2 million in the first three months of fiscal 2002. In the first quarter of fiscal 2003, the net cash used in investing activities was primarily the result of advances to the Triad Entities of $4.3 million, and capital expenditures of $0.6 million offset by proceeds from limited partnerships. In the first quarter of fiscal 2002, the net cash provided by

                      CAPITAL SENIOR LIVING CORPORATION

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)


investing activities resulted from net proceeds of $4.4 million from the sale of two communities, proceeds of $5.6 million from the NHP Pension Note redemption offset by advances to the Triad Entities of $6.4 million and capital expenditures of $0.4 million.

The Company had net cash used in financing activities of $3.1 million in both the first three months of fiscal 2003 and 2002. For the first quarter of fiscal 2003 the net cash used in financing activities primarily results from repayments of notes payable of $3.1 million. Net cash used in financing activities in the first quarter of fiscal 2002 resulted primarily from repayment of notes payable of $1.8 million and distribution to minority partners of $1.3 million.

The Company derives the benefits and bears the risks related to the communities it owns. The cash flows and profitability of owned communities depends on the operating results of such communities and are subject to certain risks of ownership, including the need for capital expenditures, financing and other risks such as those relating to environmental matters.

The Company believes that the factors affecting the financial performance of communities managed under contracts with affiliates and third parties do not vary substantially from the factors affecting the performance of owned communities, although there are different business risks associated with these activities.

The Company's management service fees are primarily based on a percentage of gross revenues. As a result, the cash flows and profitability of such contracts to the Company are more dependent on the revenues generated by such communities and less dependent on net cash flow than for owned communities. Further, the Company is not responsible for capital investments in managed communities. While the management contracts are generally terminable only for cause, in certain cases the contracts can be terminated upon the sale of a community, subject to the Company's rights to offer to purchase such community.

The Company's current management contracts expire on various dates through September 2022 and provide for management fees based generally upon 5% of gross revenues. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community. The Company's development fees are generally based upon a percentage of construction cost and are earned over the period commencing with the initial development activities and ending with the opening of the community.

The Company owns 57% of the HCP partnership and the assets, liabilities, minority interest and results of operations of HCP have been consolidated into the Company's financial statements. HCP owns one community that is currently classified as held for sale.

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

In December 2001 BRE/CSL acquired The Amberleigh at Woodside Farms, a 394 resident capacity independent living facility. In connection with the acquisition of Amberleigh by BRE/CSL, the Company contributed $1.8 million to the joint venture. Subsequent to the end of the first quarter of 2002, BRE/CSL obtained permanent financing for the Amberleigh community and the Company recovered $1.4 million of its contribution to the joint venture. In addition in June 2002, the Company contributed to BRE/CSL four of its senior living communities with a capacity of approximately 600 residents. As a result of the contribution, the Company repaid $29.1 million of long-term debt to GMAC, received $7.3 million in cash from BRE/CSL, has a 10% equity interest in the venture of $1.2 million and wrote-off $0.5 million in deferred loan costs.

The Company manages the five communities owned by BRE/CSL under long-term management contracts. The Company accounts for the BRE/CSL investments under the equity method of accounting. The Company has deferred $65,000 of management fee income as a result of its 10% interest in BRE/CSL.

                      CAPITAL SENIOR LIVING CORPORATION

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)


During the fourth quarter of 2002, the Company acquired LCOR's interests in the joint ventures, which own the Spring Meadows Communities, from LCOR as well as loans made by LCOR to the joint ventures for $0.9 million in addition to funding $0.4 million to the ventures for working capital and anticipated negative cash requirements of the communities. The Company's interests in the four joint ventures which own the Spring Meadows Communities include interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company has managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001 and will continue to manage the communities under long-term management contracts. In addition, the Company receives an asset management fee relating to each of the four communities. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests were nominal. The Company accounts for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company has the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest.

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

The Company has opened, in connection with its management agreements, seventeen new Waterford and Wellington communities and two expansions in the last four years pursuant to arrangements with the Triad Entities. The Company has an approximate 1% limited partnership interest in each of the Triad Entities and is accounting for these investments under the equity method of accounting based on the provisions of the Triad Entities partnership agreements. The Company defers 1% of its interest income, development fee income and management fee income earned from the Triad Entities. As of March 31, 2003, the Company had deferred income of $1.0 million relating to the Triad Entities.

The Company has loan commitments to the Triad Entities for construction and pre-marketing expenses, in addition to requirements to fund the Triad Entities' operating deficits through operating deficit guarantees provided for in its management agreements with the Triad Entities and other advances, totaling $89.6 million at March 31, 2003. The Company evaluates the carrying value of these receivables by comparing the cash flows expected from the operations of the Triad Entities to the carrying value of the receivables. These cash flow models consider lease-up rates, expected operating costs, debt service requirements and various other factors. The Company entered into a support agreement with the Triad Entities, whereby each of Triad II, Triad III, Triad IV and Triad V agreed to loan excess cash flow of such Triad to any one or more of Triad I, Triad II, Triad III, Triad IV and Triad V. The carrying value of the notes receivable from the Triad Entities could be adversely affected by a number of factors, including the Triad communities experiencing slower than expected lease-up, lower than expected lease rates, higher than expected operating costs, increases in interest rates, issues involving debt service requirements, general adverse market conditions, other economic factors and changes in accounting guidelines. Management believes that the carrying value of the notes receivable are fully recoverable, based on the support agreement, factors within its control and the future achievement of the assumptions used in these cash flow models, which are consistent with the Company's operating experience.

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

                      CAPITAL SENIOR LIVING CORPORATION

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)



The following table sets forth, as of March 31, 2003 the capital invested in each of the Triad Entities, information related to loans made by the Company to each Triad Entity and information on deferred income related to each Triad Entity (dollars in thousands):

                                                       Notes Receivable                           Deferred Income
                                 ----------------------------------------------------------    -----------------------
                                                                                                         Development/
                      Capital    Committed    Interest                   Note       Deficit                 Management
      Entity        Investment    Amount        Rate      Maturity      Balance     Funding    Interest       Fees
      ------        ----------   ---------    --------    --------      -------     -------    --------  -------------

Triad Senior
 Living I, L.P.                                         March 31,
(Triad I)             $    --     $13,000        8.0%      2008        $13,000    $ 4,913       $  38        $ 225

Triad Senior
 Living II, L.P.                                        March 31,
  (Triad II)               --      15,000        8.0       2008         15,000     10,471          58          125

Triad Senior
  Living III, L.P.                                      March 31,
  (Triad III)              --      26,000        8.0       2008         26,000      3,095          82          247

Triad Senior
  Living IV, L.P.                                       March 31,
  (Triad IV)               --      10,000        8.0       2008         10,000      1,618          84           95

Triad Senior
  Living V, L.P.                                        March 31,
  (Triad V)                --      10,000        8.0       2008          5,473         --          16           22


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

Set forth below is information on the construction/permanent loan facilities entered into by each of the Triad Entities as of March 31, 2003 (dollars in thousands):

                                       Loan Facilities to Triads
                          ------------------------------------------------------
             Number of                    Amount
Entity      Communities   Commitment   Outstanding    Type           Lender
------      -----------   ----------   -----------    ----           ------

 Triad I        7          $50,000       $48,250    take-out     GMAC

 Triad II       3          $26,900       $26,165    mini-perm    Key Corporate
                                                                 Capital, Inc.

 Triad III      6          $56,300       $56,270    mini-perm    Guaranty Bank

 Triad IV       2          $18,600       $18,591    mini-perm    Compass Bank

 Triad V        1          $ 8,903       $ 8,742    mini-perm    Bank of America


At December 31, 2002, Triad II was in violation of a certain financial covenant with its lender. The lender and Triad II subsequently signed a loan modification in March 2003.

The Company has recently made the election to exercise its options to purchase the partnership interests owned by non-Company parties in the Triad Entities, with the exception of Triad I. The Company and the other partners of the Triad Entities, with the exception of Triad I, entered into Partnership Interest Purchase Agreements ("Purchase Agreements") on March 25, 2003, whereby the Company will purchase the partnership interests of the general partners and the other third party limited partners for an aggregate of approximately $1.7 million. Upon completion of these transactions, which the Company expects to take place during the third fiscal quarter of 2003, the Company will wholly own each of the Triad Entities, other than Triad I. The Company will treat these transactions as a purchase of real estate and therefore does not expect any goodwill or other intangibles to be recognized related to these transactions. The Purchase Agreements are subject to customary terms and conditions.

Summary financial information regarding the financial position of the Triad Entities as of March 31, 2003 and 2002 and results of operations for the three months ended March 31, 2003 and 2002 of the Triad Entities is presented below. The Company is also presenting unaudited pro forma financial information as if the Company's purchase of the Triad Entities (except Triad I) were effective January 1, 2003. In addition, the unaudited pro forma financial information includes consolidating Triad I as if the provisions of FASB Interpretation No. 46 were effective January 1, 2003. Beginning in the third quarter of 2003, FASB Interpretation No. 46 will require the Company to consolidate the financial position and results of operation of Triad I with the Company's financial information. The unaudited pro forma financial information, which may not be

                     CAPITAL SENIOR LIVING CORPORATION

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (continued)



indicative  of  future   results,   includes  the   elimination  of  significant
intercompany balances and assumes incomes taxes at a 39% effective tax rate (in thousands):

                                                                       Company
                                           Triad Entities             Pro Forma
                                         Mar. 31,     Mar. 31,         Mar. 31,
                                           2003         2002             2003
                                       ----------    ----------      ----------

Current assets........................ $    4,641     $  3,537       $   18,786
Property and equipment, net...........    183,765      189,009          385,155
Other assets..........................     11,018        9,895           31,855
                                        ---------     --------       ----------
    Total assets......................  $ 199,424     $202,141       $  435,796
                                        =========     ========       ==========

Current liabilities...................  $  24,378     $ 13,110       $   26,069
Long-term debt........................    232,476      218,817          297,163
Other long-term liabilities...........         --           --              697
Partnership deficit / shareholders'
equity................................    (57,430)     (29,486)         111,867
                                        ---------     --------       ----------

    Total liabilities and partnership
    deficit / shareholders' equity.... $  199,424     $202,441       $  435,796
                                       ==========     ========       ==========


                                          Mar. 31,     Mar. 31,        Mar. 31,
                                            2003         2002            2003
                                        -----------   -----------    ----------


Net revenue............................ $    8,364     $  5,677      $   22,845
Operating and general & administrative.      7,851        6,530          18,190
Depreciation...........................      1,398        1,391           2,745
Operating income (loss)................       (885)      (2,244)          1,910
Net loss...............................     (4,402)      (5,240)         (1,790)


The unaudited pro forma consolidated amounts are presented for informational purposes only and do not necessarily reflect the financial position or results of operations of the Company that would have actually occurred had the transactions occurred on January 1, 2003.

Forward-Looking Statements

Certain information contained in this report constitutes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The Company cautions readers that forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, the purchase of the Triad Entities, capital needs, interest costs and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified. These factors include the Company's ability to find suitable acquisition properties at favorable terms, financing, licensing, business conditions, risks of downturns in economic condition generally, satisfaction of closing conditions such as those pertaining to licensure, availability of insurance at commercially reasonable rates, and changes in accounting principles and interpretations among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission.

                        CAPITAL SENIOR LIVING CORPORATION


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk is exposure to changes in interest rates on debt instruments. As of March 31, 2003 the Company had $147.0 million in outstanding debt comprised of various fixed and variable rate debt instruments of $52.1 million and $94.9 million, respectively.

Changes in interest rates would affect the fair market value of the Company's fixed rate debt instruments but would not have an impact on the Company's earnings or cash flows. Fluctuations in interest rates on the Company's variable rate debt instruments, that are tied to either LIBOR or the prime rate, would affect the Company's earnings and cash flows but would not affect the fair market value of the variable rate debt. For each percentage point change in interest rates, the Company's annual interest expense would increase by approximately $0.9 million based on the Company's outstanding variable debt as of March 31, 2003. In addition, an increase in interest rates could result in operating deficit obligations, relating to the Triad Entities, that could require funding by the Company. The Triad Entities, as of March 31, 2003, have $158.0 million in outstanding bank debt comprised of various fixed and variable rate debt instruments of $26.2 million and $131.8 million, respectively.


Item 4. CONTROLS AND PROCEDURES.

The  Company's  management,  including  its Chief  Executive  Officer  and Chief
Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date (the "Evaluation Date"), which was within 90 days of this quarterly report on Form 10-Q, have concluded in their judgment that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its subsidiaries would be made known to them.

There were no significant changes in the Company's internal controls or, to its knowledge, in other factors that could significantly affect its disclosure controls and procedures subsequent to the Evaluation Date.

                        CAPITAL SENIOR LIVING CORPORATION
                           PART II. OTHER INFORMATION

PART II.      OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

In the fourth quarter of 2002, the Company (and two of its management subsidiaries), Buckner Retirement Services, Inc. ("Buckner"), and a related Buckner entity, and other unrelated entities were named as defendants in a lawsuit in district court in Fort Bend County, Texas brought by the heir of a former resident who obtained nursing home services at Parkway Place from September 1998 to March 2001. The Company managed Parkway Place for Buckner through December 31, 2001. The plaintiff alleges gross negligence, malice and intentional injury in the treatment of the resident at Parkway Place and seeks various damages including wrongful death and punitive damages. The Company's insurers have hired counsel to investigate and defend this claim. The insurers have issued reservation of rights letters, subject to certain exclusions in the applicable insurance policies. The Company is unable at this time to estimate its liability, if any, related to this claim.

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

                  Not Applicable

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

                  (A) Exhibits:

                           99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (B) Reports on Form 8-K

                           Not Applicable

                        CAPITAL SENIOR LIVING CORPORATION
                                 March 31, 2003




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

Date:    May 13, 2003

                        CAPITAL SENIOR LIVING CORPORATION
                                 March 31, 2003

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


                                                   /s/ Lawrence A. Cohen
                                                  ------------------------------
                                                  Lawrence A. Cohen
                                                  Chief Executive Officer
                                                  May 13, 2003

                        CAPITAL SENIOR LIVING CORPORATION
                                 March 31, 2003

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


                                                   /s/ Ralph A. Beattie
                                                  ------------------------------
                                                  Ralph A. Beattie
                                                  Executive Vice President
                                                  Chief Financial Officer
                                                  May 13, 2003