Form 10-Q
period 2003-06-30
CAPITAL SENIOR LIVING CORP
filed 2003-08-12
CIK 1043000

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes      No x
                                               ----    -----

As of August 11, 2003, the Registrant had outstanding 19,746,901 shares of its Common Stock, $.01 par value.

                        CAPITAL SENIOR LIVING CORPORATION

                                      INDEX


                                                                           Page
                                                                          Number


Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets -  -
                  June 30, 2003 and December 31, 2002                          3

                  Consolidated Statements of Income -  -
                  Three and Six Months Ended June 30, 2003 and 2002            4

                  Consolidated Statements of Cash Flows  -   -
                  Six Months Ended June 30, 2003 and 2002                      5

                  Notes to Consolidated Financial Statements                   6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         13

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                 23

         Item 4.  Controls and Procedures                                     23

Part II. Other Information

         Item 1.  Legal Proceedings                                           24

         Item 4.  Submission of Matters to a Vote of Securities Holders       24

         Item 6.  Exhibits and Reports on Form 8-K                            25

Signature

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                        CAPITAL SENIOR LIVING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                 June 30,   December 31,
                                                                                   2003          2002
                                                                              ------------  ---------
                                                                                (Unaudited)    (Note 1)

                                              ASSETS

         Current assets:
           Cash and cash equivalents.....................................       $   6,268     $  11,768
           Restricted cash...............................................           4,490         4,490
           Accounts receivable, net......................................           1,156         1,461
           Accounts receivable from affiliates...........................             424           218
           Federal and state income taxes receivable.....................              --         1,171
           Deferred taxes................................................             462           399
           Assets held for sale..........................................           1,739            --
           Prepaid expenses and other....................................           4,728         1,164
                                                                                ---------     ---------
                   Total current assets..................................          19,267        20,671
         Property and equipment, net.....................................         144,150       153,544
         Deferred taxes..................................................           6,842         7,106
         Due from affiliates.............................................             456           513
         Notes receivable from affiliates................................          92,886        86,470
         Investments in limited partnerships.............................           1,712         1,238
         Assets held for sale............................................           2,392         4,131
         Other assets, net...............................................           4,568         4,578
                                                                                ---------     ---------
                   Total assets..........................................       $ 272,273     $ 278,251
                                                                                =========     =========


                               LIABILITIES AND SHAREHOLDERS' EQUITY

         Current liabilities:
           Accounts payable..............................................      $    1,533    $    2,322
           Accrued expenses..............................................           4,132         4,638
           Current portion of notes payable..............................          10,408         9,715
           Federal and state income taxes payable........................             680            --
           Customer deposits.............................................             939         1,023
                                                                               ----------    ----------
                   Total current liabilities.............................          17,692        17,698
         Deferred income.................................................              --             7
         Deferred income from affiliates.................................             916         1,194
         Notes payable, net of current portion...........................         130,649       140,385
         Minority interest in consolidated partnership...................             443           686
         Commitments and contingencies
         Shareholders' equity:
           Preferred stock, $.01 par value:
              Authorized shares -- 15,000; no shares issued or outstanding             --            --
           Common stock, $.01 par value:
              Authorized shares -- 65,000
              Issued and outstanding shares-- 19,747 and 19,737
                at June 30, 2003 and December 31, 2002, respectively.....             197           197
           Additional paid-in capital....................................          92,014        91,990
           Retained earnings.............................................          30,362        26,094
                                                                               ----------    ----------
                   Total shareholders' equity............................         122,573       118,281
                                                                               ----------    ----------
                   Total liabilities and shareholders' equity............      $  272,273    $  278,251
                                                                               ==========    ==========


                             See accompanying notes.



                        CAPITAL SENIOR LIVING CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                            Three Months Ended                Six Months Ended
                                                                 June 30,                         June 30,
                                                     --------------------------------- ---------------------------------
                                                          2003             2002             2003             2002
                                                     ---------------  ---------------  ---------------  ---------------
                                                       (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)

Revenues:
      Resident and healthcare revenue...........         $    13,309      $    15,329     $     26,517     $     30,908
      Rental and lease income...................                  --              --                --               37
      Unaffiliated management services revenue..                  --              212              295              578
      Affiliated management services revenue....                 892              444            1,802              854
      Affiliated development fees...............                  69              216              137              399
                                                         -----------      -----------     ------------     ------------

          Total revenues........................              14,270           16,201           28,751           32,776

Expenses:
      Operating expenses........................               8,219            8,882           15,843           17,654
      General and administrative expenses.......               2,551            2,958            5,267            6,115
      Depreciation and amortization.............               1,339            1,534            2,686            3,180
                                                         -----------      -----------     ------------     ------------
          Total expenses........................              12,109           13,374           23,796           26,949
                                                         -----------      -----------     ------------     ------------

Income from operations..........................               2,161            2,827            4,955            5,827

Other income (expense):
      Interest income...........................               1,784            1,434            3,421            2,863
      Interest expense..........................              (2,577)          (2,748)          (5,170)          (5,576)
      Equity in the gains of affiliates.........                  20               20               73               31
      Gain (loss) on sale of assets.............               3,491             (354)           3,491            1,929
                                                         -----------      -----------     ------------     ------------

Income before income taxes and minority interest in
      consolidated partnership..................               4,879            1,179            6,770            5,074
Provision for income taxes......................              (1,867)            (460)          (2,612)          (1,584)
                                                         -----------      -----------     ------------     ------------

Income before minority interest in consolidated
      partnership...............................               3,012              719            4,158            3,490
Minority interest in consolidated partnership...                  55               59              110             (901)
                                                         -----------      -----------     ------------     ------------
Net income......................................         $     3,067      $       778     $      4,268     $      2,589
                                                         ===========      ===========     ============     ============

Net income per share:
      Basic.....................................         $      0.16      $      0.04     $       0.22     $       0.13
                                                         ============     ============    ============     ============
      Diluted...................................         $      0.15      $      0.04     $       0.21     $       0.13
                                                         ============     ============    ============     ============
      Weighted average shares outstanding - basic             19,747           19,721           19,742           19,719
                                                         ===========      ===========     ============     ============
      Weighted average shares outstanding - diluted           19,897           19,978           19,880           20,000
                                                         ===========      ===========     ============     ============


                             See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                Six Months Ended June 30,
                                                                                   2003            2002
                                                                               ------------    ----------
                                                                                (Unaudited)    (Unaudited)

          Operating Activities
          Net income.......................................................    $     4,268     $     2,589
          Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation...................................................          2,686           3,180
            Amortization of deferred financing charges.....................            506             442
            Minority interest in consolidated partnership..................           (110)            901
            Deferred income from affiliates................................           (278)           (250)
            Deferred income................................................             (7)             30
            Deferred income taxes..........................................            201             201
            Equity in the earnings of affiliates...........................            (73)            (31)
            Gain on sale of properties.....................................         (3,491)         (1,929)
            Non-cash compensation..........................................             --              14
            Changes in operating assets and liabilities, net of
              acquisitions:
              Accounts receivable..........................................            310             283
              Accounts receivable from affiliates..........................           (206)           (314)
              Prepaid expenses and other...................................         (3,580)         (3,272)
              Other assets.................................................           (529)            (46)
              Accounts payable and accrued expenses........................         (1,295)          1,138
              Federal and state income taxes receivable....................          1,856             278
              Customer deposits............................................            (84)           (119)
                                                                               -----------     -----------
          Net cash provided by operating activities........................            174           3,095
          Investing Activities
          Capital expenditures.............................................         (1,072)           (804)
          Proceeds from sale of assets.....................................            408           5,187
          Proceeds from sale of assets to BRE/CSL..........................          3,089           7,287
          Advances to affiliates...........................................         (6,452)        (11,545)
          Proceeds from limited partnerships...............................             93           6,903
                                                                               -----------     -----------
          Net cash (used in) provided by investing activities..............         (3,934)          7,028
          Financing Activities
          Proceeds from notes payable......................................          3,873           4,098
          Repayments of notes payable......................................         (5,494)         (3,248)
          Restricted cash..................................................             --          (5,390)
          Cash proceeds from the exercise of stock options.................             14              11
          Distributions to minority partners...............................           (133)         (1,348)
          Deferred loan charges paid.......................................             --            (169)
                                                                               -----------     -----------
          Net cash used in financing activities............................         (1,740)         (6,046)
                                                                               -----------     -----------
          (Decrease) increase in cash and cash equivalents.................         (5,500)          4,077
          Cash and cash equivalents at beginning of period.................         11,768           9,975
                                                                               -----------     -----------
          Cash and cash equivalents at end of period.......................    $     6,268     $    14,052
                                                                               ===========     ===========
          Supplemental Disclosures
          Cash paid during the period for:
            Interest.......................................................    $     4,691     $     5,119
                                                                               ===========     ===========
            Income taxes...................................................    $       894     $     1,325
                                                                               ===========     ===========

                             See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003



1.       BASIS OF PRESENTATION

Capital Senior Living Corporation, a Delaware corporation (the "Company"), was incorporated on October 25, 1996. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated balance sheet, as of December 31, 2002, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2002, and the accompanying unaudited consolidated financial statements, as of June 30, 2003 and 2002, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2003, results of operations for the three and six months ended June 30, 2003 and 2002, respectively, and cash flows for the six months ended June 30, 2003 and 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results for the year ending December 31, 2003.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51, effective immediately for variable interest entities created after January 31, 2003 and effective for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities that existed prior to February 1, 2003. The Company will adopt the provisions of this interpretation in the third quarter of 2003 as a cumulative effect adjustment, and its adoption will result in the Company consolidating the financial statements of the five partnerships affiliated with Triad Senior Living, Inc. (the "Triad Entities"), currently accounted for separately under the equity method of accounting. The Company expects the implementation of FASB Interpretation No. 46 will have a material effect on the Company's earnings and financial position. However, see Note 2 for a description of the Company's purchase of the partnership interests in Triads II, III, IV and V owned by non-Company parties.

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

The Company has opened, in connection with its management agreements, seventeen new Waterford and Wellington communities and two expansions pursuant to arrangements with the Triad Entities. The Company has an approximate 1% limited partnership interest in each of the Triad Entities and is accounting for these investments under the equity method of accounting based on the provisions of the Triad Entities partnership agreements. The Company defers 1% of its interest income, development fee income and management fee income earned from the Triad Entities. As of June 30, 2003, the Company had deferred income of $0.8 million relating to the Triad Entities.

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has loan commitments to the Triad Entities for construction and pre-marketing expenses, in addition to requirements to fund the Triad Entities' operating deficits through operating deficit guarantees provided for in its management agreements with the Triad Entities and other advances, totaling $91.9 million at June 30, 2003. The Company evaluates the carrying value of these receivables by comparing the cash flows expected from the operations of the Triad Entities to the carrying value of the receivables. These cash flow models consider lease-up rates, expected operating costs, debt service requirements and various other factors. The Company entered into a support agreement with the Triad Entities, whereby each of Triad II, Triad III, Triad IV and Triad V agreed to loan excess cash flow of such Triad to any one or more of Triad I, Triad II, Triad III, Triad IV and Triad V. The carrying value of the notes receivable from the Triad Entities could be adversely affected by a number of factors, including the Triad communities experiencing slower than expected lease-up, lower than expected lease rates, higher than expected operating costs, increases in interest rates, issues involving debt service requirements, general adverse market conditions, other economic factors and changes in accounting guidelines. Management believes that the carrying value of the notes receivable are fully recoverable, based on the support agreement, factors within its control and the future achievement of the assumptions used in these cash flow models, which are consistent with the Company's operating experience.

Deferred interest income is being amortized into income over the life of the loan commitment that the Company has with each of the Triad Entities. Deferred development and management fee income is being amortized into income over the expected remaining life of the Triad partnerships.

The following table sets forth, as of June 30, 2003, the capital invested in each of the Triad Entities, information related to loans made by the Company to each Triad Entity and information on deferred income related to each Triad Entity (dollars in thousands):

                                                       Notes Receivable                                  Deferred Income
                                                                                                         Development/
                      Capital    Committed    Interest                   Note     Deficit                 Management
      Entity        Investment    Amount        Rate      Maturity      Balance     Funding    Interest       Fees

Triad Senior
 Living I, L.P.                                         March 31,
(Triad I)             $    --     $13,000        8.0%    2008          $13,000    $  5,266      $  19        $ 192

Triad Senior
 Living II, L.P.                                        March 31,
  (Triad II)               --      15,000        8.0       2008         15,000     11,072          29          113

Triad Senior
  Living III, L.P.                                      March 31,
  (Triad III)              --      26,000        8.0       2008         26,000      3,833          61          224

Triad Senior
  Living IV, L.P.                                       March 31,
  (Triad IV)               --      10,000        8.0       2008         10,000      1,704          76           90

Triad Senior
  Living V, L.P.                                        March 31,
  (Triad V)                --      10,000        8.0       2008          5,594         --          14           20


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

The Company has the option, but not the obligation, to purchase the partnership interests of the other partners in the Triad Entities, except for Triad I, for

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


an amount equal to the amount paid for the partnership interest by the other partners, plus a noncompounded return of 12% per annum. In addition, each Triad Entity except Triad I provides the Company with an option, but not the obligation, to purchase the communities developed by the applicable partnership upon their completion for an amount equal to the fair market value (based on a third-party appraisal but not less than hard and soft costs and lease-up costs) of the applicable community. See below for a description of the Company's purchase of the partnership interests in Triads II, III, IV and V owned by non-Company parties.

The Company has the option, but not the obligation, to purchase the Triad I communities for an amount specified in the partnership agreement. Furthermore, Lehman Brothers has agreed to withdraw as a partner in the Triad I partnership to the extent it has received, on or before November 1, 2004, distributions in an amount equal to its capital contributions of $12.4 million.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51, effective immediately for variable interest entities created after January 31, 2003 and effective for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities that existed prior to February 1, 2003. The Company will adopt the provisions of this interpretation in the third quarter of 2003 as a cumulative effect adjustment, and its adoption will result in the Company consolidating the financial statements of the Triad Entities, currently accounted for separately under the equity method of accounting. The Company expects the implementation of FASB Interpretation No. 46 will have a material effect on the Company's earnings and financial position. However, see below for a description of the Company's purchase of the partnership interests in Triads II, III, IV and V owned by non-Company parties.

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

Set forth below is information on the construction/permanent loan facilities entered into by each of the Triad Entities as of June 30, 2003 (dollars in thousands):

                                                                    Loan Facilities to Triads
                                      Number of                     Amount
              Entity                 Communities     Commitment   Outstanding    Type        Lender


                    Triad I                7          $50,000       $48,024   take-out     GMAC

                    Triad II               3          $26,900       $26,003   mini-perm    Key Corporate
                                                                                           Capital, Inc.

                    Triad III              6          $56,300       $56,270   mini-perm    Guaranty Bank

                    Triad IV               2          $18,600       $18,627   mini-perm    Compass Bank

                    Triad V                1          $ 8,903       $ 8,698   mini-perm    Bank of America


At December 31, 2002, Triad II was in violation of a certain financial covenant with its lender. The lender and Triad II subsequently signed a loan modification in March 2003.

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


In March 2003, the Company made the election to exercise its options to purchase the partnership interests owned by non-Company parties in the Triad Entities, with the exception of Triad I. The Company and the other partners of the Triad Entities, with the exception of Triad I, entered into Partnership Interest Purchase Agreements ("Purchase Agreements") on March 25, 2003, whereby the Company agreed to purchase the partnership interests of the general partners and the other third party limited partners for an aggregate of approximately $1.7 million. Effective July 1, 2003, the Company completed these transactions and now wholly owns each of the Triad Entities, other than Triad I. These Triad
Entities own twelve communities with a capacity of approximately 1,670 residents. These transactions were treated as a purchase of real estate and therefore the Company did not record any goodwill or other intangibles.

Summary financial information regarding the financial position of the Triad Entities as of June 30, 2003 and 2002 and results of operations for the six months ended June 30, 2003 and 2002 of the Triad Entities is presented below. The Company is also presenting unaudited pro forma financial information as if the Company's purchase of the Triad Entities (except Triad I) were effective January 1, 2003. In addition, the unaudited pro forma financial information includes consolidating Triad I as if the provisions of FASB Interpretation No. 46 were effective January 1, 2003. Beginning in the third quarter of 2003, FASB Interpretation No. 46 will require the Company to consolidate the financial position and results of operations of Triad I with the Company's financial information. The unaudited pro forma financial information, which may not be indicative of future results, includes the elimination of significant intercompany balances and assumes incomes taxes at a 39% effective tax rate (in thousands):

                                                                        Company
                                               Triad Entities          Pro Forma
                                            June 30,   June 30,         June 30,
                                              2003      2002              2003
                                          ---------  ----------      -----------

Current assets........................... $   3,876   $  3,447        $  21,242
Property and equipment, net..............   182,521    188,656          388,529
Other assets.............................    10,904     10,784           31,169
                                           --------   --------        ----------
    Total assets.........................  $197,301   $202,887        $ 440,940
                                           ========   ========        ==========

Current liabilities......................  $ 26,392   $ 13,455        $  22,090
Long-term debt...........................   232,455    224,075          288,271
Other long-term liabilities..............        --         --            8,006
Partnership deficit / shareholders'
  equity.................................   (61,546)   (34,643)         122,573
                                           --------   --------        ----------
    Total liabilities and partnership
      deficit / shareholders' equity..... $ 197,301   $202,887        $ 440,940
                                          =========   ========        ==========


                                                                      Six Months
                                           Six Months Ended             Ended
                                            June 30,   June 30,        June 30,
                                              2003      2002            2003
                                          ---------  -----------      ----------

Net revenue.............................. $  17,061   $ 11,980        $  45,812
Operating and general & administrative...    16,039     13,556           37,148
Depreciation.............................     2,799      2,732            5,486
Operating (loss) income..................    (1,777)    (4,308)           3,178
Net loss.................................    (8,518)   (10,397)          (1,557)

The unaudited pro forma consolidated amounts are presented for informational purposes only and do not necessarily reflect the financial position or results of operations of the Company that would have actually occurred had the transactions occurred on January 1, 2003.

BRE/CSL: The Company formed three joint ventures ("BRE/CSL") with an affiliate of Blackstone Real Estate Advisors ("Blackstone") and the joint ventures seek to acquire in excess of $200 million of senior housing properties. BRE/CSL is owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint ventures, each of the Company and Blackstone must approve any acquisitions made by BRE/CSL. Each party must also contribute its pro rata portion of the costs of any acquisition.

In December 2001, BRE/CSL acquired Amberleigh, a 394 resident capacity independent living facility. In connection with the acquisition of Amberleigh by BRE/CSL, the Company contributed $1.8 million to BRE/CSL. During the second

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


quarter of 2002, BRE/CSL obtained permanent financing for the Amberleigh community and the Company recovered $1.4 million of its contribution to BRE/CSL. On June 13, 2002, the Company contributed to BRE/CSL four of its senior living communities with a capacity of approximately 600 residents. As a result of the contribution, the Company repaid $29.1 million of long-term debt to GMAC Commercial Mortgage Corporation ("GMAC"), received $7.3 million in cash from BRE/CSL, has a 10% equity interest in BRE/CSL of $1.2 million and wrote-off $0.5 million in deferred loan costs, resulting in the recognition of a loss of $0.5 million. In addition, on June 30, 2003 the Company contributed to BRE/CSL its Cottonwood facility with a capacity of approximately 182 residents. As a result of the contribution, the Company repaid $7.4 million of long-term debt to Bank One, NA, received $3.1 million in cash from BRE/CSL, has a 10% equity interest in BRE/CSL of $0.4 million and recognized a gain of $3.4 million.

As part of the Cottonwood contribution to BRE/CSL, the Company guaranteed 25% or $1.9 million of BRE/CSL's debt with Bank One. The Company made this guarantee to induce Bank One to allow the Cottonwood debt to be assumed by BRE/CSL. The Company's performance under this debt guarantee would be triggered by an event of default under the loan agreement by BRE/CSL. The Company estimates the carrying value of its obligation under the guarantee as nominal.

In addition, the Company maintains a right of first offer to purchase the BRE/CSL communities as well as an option to purchase Blackstone's interest in the ventures at fair market value. In the event any of the BRE/CSL communities are sold by BRE/CSL, the Company's receipt of proceeds from the sale would be subject to certain terms and conditions, including, Blackstone receiving a certain internal rate of return.

The Company manages the six communities owned by BRE/CSL under long-term management contracts. The Company accounts for the BRE/CSL investments under the equity method of accounting. As of June 30, 2003, the Company has deferred $77,000 of management fee income as a result of its 10% interest in the BRE/CSL joint venture.

Spring Meadows Communities: During the fourth quarter of 2002, the Company acquired the interest of affiliates of LCOR Incorporated ("LCOR") in four joint ventures in which LCOR was a member from LCOR. These joint ventures own four independent and assisted living communities (the "Spring Meadows Communities"). The Company's interests in the four joint ventures include interests in certain loans made by LCOR to the joint ventures for $0.9 million in addition to funding $0.4 million to the ventures for working capital and anticipated negative cash requirements of the communities and an approximate 19% member interest in each venture. As of June 30, 2003, the Company had notes and accrued interest receivable from the Spring Meadows Communities of $1.4 million. The Company has managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001 and will continue to manage the communities under long-term management contracts. In addition, the Company receives an asset management fee relating to each of the four communities. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests were nominal. The Company accounts for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company has the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest.

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

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share amounts):

                                                      Three Months Ended                Six Months Ended
                                                           June 30,                         June 30,
                                                  ---------------------------      -------------------------
                                                     2003            2002             2003            2002
                                                  ---------       ---------        ---------       ---------

Net income...............................         $   3,067       $     778        $   4,268       $   2,589

Weighted average shares outstanding - basic          19,746          19,721           19,742          19,719
Effect of dilutive securities:
   Employee stock options................               151             257              138             281
                                                  ---------       ---------        ---------       ---------
Weighted average shares outstanding - diluted        19,897          19,978           19,880          20,000
                                                  =========       =========        =========       =========

Basic earnings per share.................         $    0.16       $    0.04        $    0.22       $    0.13
                                                  =========       =========        =========       =========
Diluted earnings per share...............         $    0.15       $    0.04        $    0.21       $    0.13
                                                  =========       =========        =========       =========

Options to purchase 0.5 million shares of common stock at prices ranging from $3.13 to $10.50 per share were not included in the computation of diluted earnings per share because the average daily price of the common stock during the second quarter and first six months of fiscal 2003 did not exceed the exercise price of the options, and therefore, the effect would not be dilutive. For the second quarter and first six months of fiscal 2002, options to purchase
1.1 million shares of common stock at prices ranging from $3.63 to $13.50 per share were not included in the computation of diluted earnings per share because the average daily price of the common stock did not exceed the exercise price of the options, and therefore, the effect would not be dilutive.

On January 16, 2003, the Company granted options to certain employees to purchase 22,000 shares of the Company's common stock at an exercise price of $2.73. On April 29, 2003, the Company granted options to certain employees to purchase 16,000 shares of the Company's common stock at an exercise price of $3.37. On May 22, 2003, the Company granted options to certain directors to purchase 9,000 shares of the Company's common stock at an exercise price of $3.02. In addition, during the first six months of fiscal 2003, the Company issued 10,064 shares of common stock pursuant to the exercise of stock options by certain employees of the Company.

In May 2003, certain employees of the Company elected to forfeit 452,500 options originally priced at $7.06. These options were added back to the pool of options available to grant.

Pro forma information regarding net income per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options' vesting periods (in thousands, except per share data).

                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                         June 30,
                                                        ---------------------------      -------------------------
                                                           2003             2002            2003            2002
                                                        ---------        ---------       ---------       ---------

Net income
  As reported..................................         $   3,067        $     778       $   4,268       $   2,589
  Less:  fair value  stock  compensation  expense,
    net of tax.................................                62              186             250             372
                                                        ---------        ---------       ---------       ---------

  Pro forma....................................             3,005              592           4,018           2,217
                                                        =========        =========       =========       =========

Net income per share - basic
  As reported..................................         $    0.16        $    0.04       $    0.22       $    0.13
  Less:  fair value  stock  compensation  expense,
    net of tax.................................         $    0.01        $    0.01       $    0.02       $    0.02
                                                        ---------        ---------       ---------       ---------

  Pro forma....................................         $    0.15        $    0.03       $    0.20       $    0.11
                                                        =========        =========       =========       =========

Net income per share - diluted
  As reported..................................         $    0.15        $    0.04       $    0.21       $    0.13
  Less:  fair value  stock  compensation  expense,
    net of tax.................................         $    0.00        $    0.01       $    0.01       $    0.02
                                                        ---------        ---------       ---------       ---------

  Pro forma....................................         $    0.15        $    0.03       $    0.20       $    0.11
                                                        =========        =========       =========       =========

4.       CONTINGENCIES

In the fourth quarter of 2002, the Company (and two of its management subsidiaries), Buckner Retirement Services, Inc. ("Buckner"), and a related Buckner entity, and other unrelated entities were named as defendants in a lawsuit in district court in Fort Bend County, Texas brought by the heir of a former resident who obtained nursing home services at Parkway Place from September 1998 to March 2001. The Company managed Parkway Place for Buckner through December 31, 2001. The plaintiff alleges gross negligence, malice and intentional injury in the treatment of the resident at Parkway Place and seeks various damages including wrongful death and punitive damages. The Company's insurers have hired counsel to investigate and defend this claim. The insurers have issued reservation of rights letters, subject to certain exclusions in the applicable insurance policies. The parties are currently going through initial discovery. The Company is unable at this time to estimate its liability, if any, related to this claim.

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

                        CAPITAL SENIOR LIVING CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis addresses (i) the Company's results of operations for the three and six months ended June 30, 2003 and 2002, respectively, and (ii) liquidity and capital resources of the Company and should be read in conjunction with the Company's consolidated financial statements contained elsewhere in this report.

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

The Company generates revenue from a variety of sources. For the three months ended June 30, 2003, the Company's revenue was derived as follows: 93.3% from the operation of 14 owned senior living communities that are operated by the Company; 6.2% from management fees arising from management services provided for 28 affiliate owned senior living communities and 0.5% derived from the recognition of deferred development fees.

For the six months ended June 30, 2003, the Company's revenue was derived as follows: 92.2% from the operation of 14 owned senior living communities that are operated by the Company; 6.3% from management fees arising from management services provided for 28 affiliate owned senior living communities, 1.0% from management fees arising from management services provided for a third party and 0.5% derived from the recognition of deferred development fees.

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

The Company owns 57% of Healthcare Properties, L.P. ("HCP") and the assets, liabilities, minority interest and results of operations of HCP have been consolidated into the Company's financial statements. HCP owns one community that is currently classified as held for sale. Subsequent to the end of the Company's second fiscal quarter of 2003, HCP entered into an Agreement to Sell and Purchase Real Estate ("Agreement") relating to the sale of its Crenshaw Creek facility for $1.1 million. HCP expects this transaction to close during the third quarter of fiscal 2003.

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

The Company formed BRE/CSL with Blackstone and the joint ventures seek to acquire in excess of $200 million of senior housing properties. BRE/CSL is owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint ventures, each of the Company and Blackstone must approve any acquisitions made by BRE/CSL. Each party must also contribute its pro rata portion of the costs of any acquisition.

In December 2001, BRE/CSL acquired Amberleigh, a 394 resident capacity independent living facility. In connection with the acquisition of Amberleigh by BRE/CSL, the Company contributed $1.8 million to BRE/CSL. During the second quarter of 2002, BRE/CSL obtained permanent financing for the Amberleigh community, and the Company recovered $1.4 million of its contribution to BRE/CSL. On June 13, 2002, the Company contributed to BRE/CSL four of its senior living communities with a capacity of approximately 600 residents. As a result of the contribution, the Company repaid $29.1 million of long-term debt to GMAC, received $7.3 million in cash from BRE/CSL, has a 10% equity interest in BRE/CSL of $1.2 million and wrote-off $0.5 million in deferred loan costs, resulting in the recognition of a loss of $0.5 million. In addition, on June 30, 2003 the Company contributed to BRE/CSL its Cottonwood facility with a capacity of approximately 182 residents. As a result of the contribution, the Company repaid $7.4 million of long-term debt to Bank One, received $3.1 million in cash from BRE/CSL, has a 10% equity interest in BRE/CSL of $0.4 million and recognized a gain of $3.4 million.

As part of the Cottonwood contribution to BRE/CSL, the Company guaranteed 25% or $1.9 million of BRE/CSL's debt with Bank One. The Company made this guarantee to induce Bank One to allow the Cottonwood debt to be assumed by BRE/CSL. The Company's performance under this debt guarantee would be triggered by an event of default under the loan agreement by BRE/CSL. The Company estimates the carrying value of its obligation under the guarantee as nominal.

In addition, the Company maintains a right of first offer to purchase the BRE/CSL communities as well as an option to purchase Blackstone's interest in the ventures at fair market value. In the event any of the BRE/CSL communities are sold by BRE/CSL, the Company's receipt of proceeds from the sale would be subject to certain terms and conditions, including, Blackstone receiving a certain internal rate of return.

The Company manages the six communities owned by BRE/CSL under long-term management contracts. The Company accounts for the BRE/CSL investments under the equity method of accounting. As of June 30, 2003, the Company has deferred $77,000 of management fee income as a result of its 10% interest in the BRE/CSL joint venture.

During the fourth quarter of 2002, the Company acquired the interest of affiliates of LCOR in four joint ventures in which LCOR was a member from LCOR. These joint ventures own the four Spring Meadows Communities. The Company's interests in the four joint ventures include interests in certain loans made by LCOR to the joint ventures for $0.9 million in addition to funding $0.4 million to the ventures for working capital and anticipated negative cash requirements of the communities and an approximate 19% member interest in each venture. As of June 30, 2003, the Company had notes and accrued interest receivable from the Spring Meadows Communities of $1.4 million. The Company has managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001 and will continue to manage the communities under long-term management contracts. In addition, the Company receives an asset management fee relating to each of the four communities. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests were nominal. The Company accounts for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company has the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest.

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


Results of Operations

The following table sets forth for the periods indicated, selected statements of income data in thousands of dollars and expressed as a percentage of total revenues.


                                              Three Months Ended                       Six Months Ended
                                                   June 30,                                June 30,
                                    --------------------------------------- ----------------------------------------
                                           2003                2002                2003                   2002
                                    ------------------  ------------------  ------------------   ---------------------
                                        $          %        $         %          $         %          $        %
                                    ---------- -------- --------- --------- ---------- --------- ---------- --------

Revenues:
   Resident and healthcare revenue   $ 13,309     93.3  $ 15,329      94.6    $26,517      92.2    $30,908     94.3
   Rental and lease income.....            --       --        --        --         --        --         37      0.1
   Unaffiliated management service
        revenue................            --        --      212       1.3        295       1.0        578      1.8
   Affiliated management service
      revenue..................           892      6.2       444       2.8      1,802       6.3        854      2.6
   Unaffiliated development fees           --       --        --        --         --        --         --       --
   Affiliated development fees.            69      0.5       216       1.3        137       0.5        399      1.2
                                    ---------- -------- --------- --------- ---------- --------- ---------- --------
   Total revenue.............          14,270    100.0    16,201     100.0     28,751     100.0     32,776    100.0

Expenses:
   Operating expenses..........         8,219     57.6     8,882      54.8     15,843      55.1     17,654     53.9
   General and administrative
    expenses...................         2,551     17.9     2,958      18.3      5,267      18.3      6,115     18.7
   Depreciation and amortization        1,339      9.4     1,534       9.5      2,686       9.4      3,180      9.7
                                    ---------- -------- --------- --------- ---------- --------- ---------- --------
     Total expenses............        12,109     84.9    13,374      82.6     23,796      82.8     26,949     82.2
                                    ---------- -------- --------- --------- ---------- --------- ---------- --------

Income from operations ........         2,161     15.1     2,827      17.4      4,955      17.2      5,827     17.8

Other income (expense):
   Interest income.............         1,784     12.5     1,434       8.9      3,421      11.9      2,863      8.7
   Interest expense............        (2,577)   (18.1)   (2,748)    (17.0)    (5,170)    (18.0)    (5,576)   (17.0)
   Equity in the earnings of
    affiliates.................            20      0.1        20       0.1         73       0.3         31      0.1
   Gain (loss) on sales of assets       3,491     24.5      (354)     (2.2)     3,491      12.1      1,929      5.9
                                    ---------- -------- --------- --------- ---------- --------- ---------- --------

   Income before income taxes and
        minority interest in
        consolidated
        partnership............         4,879     34.2     1,179       7.3      6,770      23.5      5,074     15.5
   Provision for income taxes..        (1,867)   (13.1)    (460)      (2.8)    (2,612)     (9.1)    (1,584)    (4.8)
                                    ---------- -------- --------- --------- ---------- --------- ---------- --------
Income before minority interest in
   consolidated partnership....         3,012     21.1       719       4.4      4,158      14.4      3,490     10.6
Minority interest in consolidated
   Partnership.................            55      0.4        59      (0.4)       110       0.4       (901)    (2.7)
                                    ---------- -------- --------- --------- ---------- --------- ---------- --------
Net income.....................       $ 3,067     21.5     $ 778       4.8    $ 4,268     14.8     $ 2,589     7.9
                                    ========== ======== ========= ========= ========== ========= ========== ========


Three  Months  Ended June 30, 2003  Compared to the Three  Months Ended June 30,
2002

Revenues. Total revenues were $14.3 million in the three months ended June 30, 2003 compared to $16.2 million for the three months ended June 30, 2002, representing a decrease of approximately $1.9 million or 11.9%. This decrease in revenue is primarily the result of a $2.0 million decrease in resident and healthcare revenue, a $0.2 million decrease in unaffiliated management services revenue and a $0.1 million decrease in affiliated development fee revenue offset by an increase in affiliated management fees of $0.4 million. The decrease in resident and healthcare revenue reflects the loss of revenue on four communities contributed to BRE/CSL in June of 2002 of $2.3 million offset by an overall increase at the Company's other communities of $0.3 million. Unaffiliated management services revenue decreased $0.2 million primarily due to the Company acquiring an interest in the Spring Meadows Communities. Affiliated management services revenue increased by $0.4 million primarily as a result of higher management fees earned on the Triad communities along with management services revenue earned on the BRE/CSL and the Spring Meadows communities. Development fee income decreased as a result of the completion of the Company's development projects during fiscal 2002.

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


Expenses. Total expenses were $12.1 million in the second quarter of fiscal 2003 compared to $13.4 million in the second quarter of fiscal 2002, representing a decrease of $1.3 million or 9.5%. This decrease is primarily the result of a $0.7 million decrease in operating expenses, a $0.4 million decrease in general and administrative expenses and a $0.2 million decrease in depreciation and amortization expense. The contribution of the four communities to BRE/CSL resulted in a decrease in operating expenses of $1.1 million, a decrease in general and administrative expenses of $0.3 million and a decrease in depreciation and amortization expense of $0.2 million.

Other income and expense. Interest income increased $0.4 million or 24.4% to $1.8 million in fiscal 2003 compared to $1.4 million in fiscal 2002. Interest income primarily represents interest earned on loans the Company has made to the Triad Entities and the Spring Meadows Communities. Interest expense decreased $0.2 million to $2.6 million in the second quarter of 2003 compared to $2.8 million in the second quarter of 2002. This 6.2% decrease in interest expense is the result of lower debt outstanding in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002 primarily resulting from the payoff of debt relating to the communities contributed to BRE/CSL. Equity in the earnings of affiliates represents the Company's share of the earnings and losses from the Company's investments in BRE/CSL and the Triad Entities. Gain on sale of assets in fiscal 2003 reflects the sale/contribution of the Cottonwood community to BRE/CSL and one parcel of land for net proceeds of $3.5 million, which resulted in the recognition of a $3.5 million gain on sale. Gain on sale of assets in fiscal 2002 reflects the sale of two communities by HCP for net proceeds of $4.4 million, which resulted in the recognition of a $2.3 million gain on sale.

Provision for income taxes. Provision for income taxes in the second quarter of fiscal 2003 was $1.9 million or 37.8% of taxable income, compared to $0.5 million or 37.2% of taxable income in the comparable quarter for 2002. The effective tax rates for the first quarter of 2003 and 2002 differ from the statutory tax rates because of state income taxes and permanent tax differences.

Minority interest. Minority interest results from the losses incurred at HCP in both fiscal 2003 and 2002.

Net income. As a result of the foregoing factors, net income increased $2.3 million to $3.1 million for the three months ended June 30, 2003, as compared to $0.8 million for the three months ended June 30, 2002.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Revenues. For the six months ended June 30, 2003, total revenues were $28.8 million compared to $32.8 million for the six months ended June 30, 2002, representing a decrease of $4.0 million or 12.3%. This decrease in revenue is primarily the result of a $4.4 million decrease in resident and healthcare revenue, a decrease of $0.3 million in unaffiliated management services revenue and a decrease of $0.3 million in affiliated development fees offset by an increase in affiliated management services revenue of $1.0 million. The decrease in resident and healthcare revenue reflects the loss of revenue on four communities contributed to BRE/CSL in June of 2002 of $5.1 million offset by an overall increase at the Company's other communities of $0.7 million. Affiliated management services revenue increased by $1.0 million primarily as the result of increase revenue at the Triad Entities and the Company's management of the BRE/CSL communities and the Spring Meadows Communities. Unaffiliated management services revenue decreased $0.3 million primarily due to the Company acquiring an interest in the Spring Meadows Communities. Development fee income decreased as a result of the completion of the Company's development projects during fiscal 2002.

Expenses. Total expenses decreased $3.2 million or 11.7% to $23.8 million in the first six months of fiscal 2003 compared to $27.0 million in the first six months of fiscal 2002. This decrease in expenses is the result of a $1.8 million decrease in operating expenses, a $0.9 million decrease in general and administrative expenses and a decrease in depreciation expense of $0.5 million. The contribution of the four communities to BRE/CSL resulted in a decrease in operating expenses of $2.4 million, a decrease in general and administrative expenses of $0.8 million and a decrease in depreciation and amortization expense of $0.5 million.

Other income and expense. Interest income increased $0.5 million or 19.5% to $3.4 million in the first six months of fiscal 2003 compared to $2.9 million in

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

the first six months of fiscal 2002. Interest income primarily represents interest earned on loans the Company has made to the Triad Entities and the Spring Meadows Communities. Interest expense decreased $0.4 million to $5.2 million in the first six months of 2003 compared to $5.6 million in the first six months of 2002. This 7.3% decrease in interest expense is the result of lower debt outstanding in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002 primarily resulting from the payoff of debt relating to the communities contributed to BRE/CSL. Equity in the earnings of affiliates represents the Company's share of the earnings and losses from the Company's investments in BRE/CSL and the Triad Entities. Gain on sale of assets in fiscal 2003 reflects the sale/contribution of the Cottonwood community to BRE/CSL and one parcel of land for net proceeds of $3.5 million, which resulted in the recognition of a $3.5 million gain on sale. Gain on sale of assets in the first six months of fiscal 2002 reflects the sale/contribution of six communities and one parcel of land for net proceeds of $12.5 million, which resulted in the recognition of a $1.9 million gain on sale.

Provision for income taxes. Provision for income taxes in the first six months of fiscal 2003 was $2.6 million or 38.0% of taxable income, compared to $1.6 million or 38.0% of taxable income in the comparable period of fiscal 2002. The effective tax rates for the first six months of fiscal 2003 and 2002 differ from the statutory tax rates because of state income taxes and permanent tax differences.

Minority interest. Minority interest decreased primarily due to the sale of two HCP communities in fiscal 2002. The sale of the two HCP communities increased minority interest in fiscal 2002 by approximately $1.0 million.

Net income. As a result of the foregoing factors, net income increased $1.7 million to $4.3 million for the six months ended June 30, 2003, as compared to $2.6 million for the six months ended June 30, 2002.

Liquidity and Capital Resources

In addition to approximately $6.3 million of cash balances on hand as of June 30, 2003, the Company's principal source of liquidity is expected to be cash flows from operations, proceeds from the sale of assets, cash flows from BRE/CSL and/or additional financing. Of the $6.3 million in cash balances, $0.1 million relates to cash held by HCP. The Company expects its available cash and cash flows from operations, proceeds from the sale of assets, cash flows from BRE/CSL and/or additional financing to be sufficient to fund its short-term working capital requirements. The Company's long-term capital requirements, primarily for acquisitions, the payment of operating deficit guarantees, and other corporate initiatives, will be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company's short and long-term capital requirements.

The Company had net cash provided by operating activities of $0.2 million in the first six months of fiscal 2003 compared to $3.1 million in the first six months of fiscal 2002. In the first six months of fiscal 2003, net cash provided by operating activities was primarily derived from net income of $4.3 million and a decrease in federal and state income taxes receivable of $1.9 million offset by net noncash benefits of $0.6 million, an increase in prepaid and other assets of $3.6 million, an increase in other assets of $0.5 million and a decrease in accounts payable and accrued expenses of $1.3 million. In the first six months of fiscal 2002, net cash provided by operating activities was primarily derived from net income of $2.6 million, net non-cash charges of $2.5 million, a decrease in federal and state income tax receivable of $0.3 million, an increase in accounts payable and accrued expenses of $1.1 million offset by an increase in prepaid expenses of $3.3 million and a decrease in customer deposits of $0.1 million.

The Company had net cash used in investing activities of $3.9 million in the first six months of fiscal 2003 compared to net cash provide by investing activities of $7.0 million in the first six months of fiscal 2002. In the first six months of fiscal 2003, net cash used in investing activities was primarily the result of advances to affiliates of $6.5 million, and capital expenditures of $1.1 million offset by net proceeds $0.4 million from the sale of one parcel of land, net proceeds of $3.1 million from the contribution of Cottonwood to BRE/CSL and $0.1 million relating to distributions from BRE/CSL. Advances to affiliates include loans made to the Triad Entities along with interest earned on loans to the Triad Entities and the Spring Meadows Communities. In the first six months of fiscal 2002, net cash provided by investing activities resulted from net proceeds of $5.2 million from the sale of two senior living communities and one parcel of land, net proceeds of $7.3 million from the contribution of four senior living communities to BRE/CSL, proceeds of $6.9 million from the NHP Pension Note redemption and distributions from BRE/CSL offset by advances to the Triad Entities of $11.5 million and capital expenditures of $0.8 million.

The Company had net cash used in financing activities of $1.7 million in the first six months of fiscal 2003 compared to $6.0 million in the first six months of 2002. For the first six months of fiscal 2003, net cash used in financing activities primarily results from repayments of notes payable of $5.5 million and distributions to minority partners of $0.1 million offset by proceeds from the issuance of notes payable of $3.9 million. Net cash used in financing activities in the first six months of fiscal 2002, primarily resulted from repayment of notes payable of $3.2 million, cash restricted under loan agreements of $5.4 million, distributions to minority partners of $1.3 million and deferred loan charges paid of $0.2 million offset by proceeds from the issuance of notes payable of $4.1 million.

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

The Company owns 57% of Healthcare Properties, L.P. ("HCP") and the assets, liabilities, minority interest and results of operations of HCP have been consolidated into the Company's financial statements. HCP owns one community that is currently classified as held for sale. Subsequent to the end of the Company's second fiscal quarter of 2003, HCP entered into an Agreement to Sell and Purchase Real Estate ("Agreement") relating to the sale of its Crenshaw Creek facility for $1.1 million. HCP expects this transaction to close during the third quarter of fiscal 2003.

The Company formed BRE/CSL with Blackstone and the joint ventures seek to acquire in excess of $200 million of senior housing properties. BRE/CSL is owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint ventures, each of the Company and Blackstone must approve any acquisitions made by BRE/CSL. Each party must also contribute its pro rata portion of the costs of any acquisition.

In December 2001, BRE/CSL acquired Amberleigh, a 394 resident capacity independent living facility. In connection with the acquisition of Amberleigh by BRE/CSL, the Company contributed $1.8 million to BRE/CSL. During the second quarter of 2002, BRE/CSL obtained permanent financing for the Amberleigh community, and the Company recovered $1.4 million of its contribution to BRE/CSL. On June 13, 2002, the Company contributed to BRE/CSL four of its senior

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

living communities with a capacity of approximately 600 residents. As a result of the contribution, the Company repaid $29.1 million of long-term debt to GMAC, received $7.3 million in cash from BRE/CSL, has a 10% equity interest in BRE/CSL of $1.2 million and wrote-off $0.5 million in deferred loan costs, resulting in the recognition of a loss of $0.5 million. In addition, on June 30, 2003 the Company contributed to BRE/CSL its Cottonwood facility with a capacity of approximately 182 residents. As a result of the contribution, the Company repaid $7.4 million of long-term debt to Bank One, received $3.1 million in cash from BRE/CSL, has a 10% equity interest in BRE/CSL of $0.4 million and recognized a gain of $3.4 million.

As part of the Cottonwood contribution to BRE/CSL, the Company guaranteed 25% or $1.9 million of BRE/CSL's debt with Bank One. The Company made this guarantee to induce Bank One to allow the Cottonwood debt to be assumed by BRE/CSL. The Company's performance under this debt guarantee would be triggered by an event of default under the loan agreement by BRE/CSL. The Company estimates the carrying value of its obligation under the guarantee as nominal.

In addition, the Company maintains a right of first offer to purchase the BRE/CSL communities as well as an option to purchase Blackstone's interest in the ventures at fair market value. In the event any of the BRE/CSL communities are sold by BRE/CSL, the Company's receipt of proceeds from the sale would be subject to certain terms and conditions, including, Blackstone receiving a certain internal rate of return.

The Company manages the six communities owned by BRE/CSL under long-term management contracts. The Company accounts for the BRE/CSL investments under the equity method of accounting. As of June 30, 2003, the Company has deferred $77,000 of management fee income as a result of its 10% interest in the BRE/CSL joint venture.

During the fourth quarter of 2002, the Company acquired the interest of affiliates of LCOR in four joint ventures in which LCOR was a member from LCOR. These joint ventures own the four Spring Meadows Communities. The Company's interests in the four joint ventures include interests in certain loans made by LCOR to the joint ventures for $0.9 million in addition to funding $0.4 million to the ventures for working capital and anticipated negative cash requirements of the communities and an approximate 19% member interest in each venture. As of June 30, 2003, the Company had notes and accrued interest receivable from the Spring Meadows Communities of $1.4 million. The Company has managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001 and will continue to manage the communities under long-term management contracts. In addition, the Company receives an asset management fee relating to each of the four communities. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests were nominal. The Company accounts for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company has the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest.

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

The Company has opened, in connection with its management agreements, seventeen new Waterford and Wellington communities and two expansions pursuant to arrangements with the Triad Entities. The Company has an approximate 1% limited partnership interest in each of the Triad Entities and is accounting for these investments under the equity method of accounting based on the provisions of the Triad Entities partnership agreements. The Company defers 1% of its interest income, development fee income and management fee income earned from the Triad Entities. As of June 30, 2003, the Company had deferred income of $0.8 million relating to the Triad Entities.

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


The Company has loan commitments to the Triad Entities for construction and pre-marketing expenses, in addition to requirements to fund the Triad Entities' operating deficits through operating deficit guarantees provided for in its management agreements with the Triad Entities and other advances, totaling $91.9 million at June 30, 2003. The Company evaluates the carrying value of these receivables by comparing the cash flows expected from the operations of the Triad Entities to the carrying value of the receivables. These cash flow models consider lease-up rates, expected operating costs, debt service requirements and various other factors. The Company entered into a support agreement with the Triad Entities, whereby each of Triad II, Triad III, Triad IV and Triad V agreed to loan excess cash flow of such Triad to any one or more of Triad I, Triad II, Triad III, Triad IV and Triad V. The carrying value of the notes receivable from the Triad Entities could be adversely affected by a number of factors, including the Triad communities experiencing slower than expected lease-up, lower than expected lease rates, higher than expected operating costs, increases in interest rates, issues involving debt service requirements, general adverse market conditions, other economic factors and changes in accounting guidelines. Management believes that the carrying value of the notes receivable are fully recoverable, based on the support agreement, factors within its control and the future achievement of the assumptions used in these cash flow models, which are consistent with the Company's operating experience.

Deferred interest income is being amortized into income over the life of the loan commitment that the Company has with each of the Triad Entities. Deferred development and management fee income is being amortized into income over the expected remaining life of the Triad partnerships.

The following table sets forth, as of June 30, 2003, the capital invested in each of the Triad Entities, information related to loans made by the Company to each Triad Entity and information on deferred income related to each Triad Entity (dollars in thousands):

                                                       Notes Receivable                                  Deferred Income
                                 ----------------------------------------------------------   --------------------------
                                                                                                         Development/
                      Capital    Committed    Interest                   Note       Deficit               Management
      Entity        Investment    Amount        Rate      Maturity      Balance     Funding    Interest       Fees
----------------    ----------   ---------    --------    --------     ---------    -------    --------  -------------
Triad Senior
 Living I, L.P.                                         March 31,
(Triad I)             $    --     $13,000        8.0%      2008        $13,000    $ 5,266      $   19       $  192

Triad Senior
 Living II, L.P.                                        March 31,
  (Triad II)               --      15,000        8.0       2008         15,000     11,072          29          113

Triad Senior
  Living III, L.P.                                      March 31,
  (Triad III)              --      26,000        8.0       2008         26,000      3,833          61          224

Triad Senior
  Living IV, L.P.                                       March 31,
  (Triad IV)               --      10,000        8.0       2008         10,000      1,704          76           90

Triad Senior
  Living V, L.P.                                        March 31,
  (Triad V)                --      10,000        8.0       2008          5,594         --          14           20


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

The Company has the option, but not the obligation, to purchase the partnership interests of the other partners in the Triad Entities, except for Triad I, for

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


an amount equal to the amount paid for the partnership interest by the other partners, plus a noncompounded return of 12% per annum. In addition, each Triad Entity except Triad I provides the Company with an option, but not the obligation, to purchase the communities developed by the applicable partnership upon their completion for an amount equal to the fair market value (based on a third-party appraisal but not less than hard and soft costs and lease-up costs) of the applicable community. See below for a description of the Company's purchase of the partnership interests in Triads II, III, IV and V owned by non-Company parties.

The Company has the option, but not the obligation, to purchase the Triad I communities for an amount specified in the partnership agreement. Furthermore, Lehman Brothers has agreed to withdraw as a partner in the Triad I partnership to the extent it has received, on or before November 1, 2004, distributions in an amount equal to its capital contributions of $12.4 million.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51, effective immediately for variable interest entities created after January 31, 2003 and effective for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities that existed prior to February 1, 2003. The Company will adopt the provisions of this interpretation in the third quarter of 2003 as a cumulative effect adjustment, and its adoption will result in the Company consolidating the financial statements of the Triad Entities, currently accounted for separately under the equity method of accounting. The Company expects the implementation of FASB Interpretation No. 46 will have a material effect on the Company's earnings and financial position. However, see below for a description of the Company's purchase of the partnership interests in Triads II, III, IV and V owned by non-Company parties.

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

Set forth below is information on the construction/permanent loan facilities entered into by each of the Triad Entities as of June 30, 2003 (dollars in thousands):

                                                                    Loan Facilities to Triads
                                                     --------------------------------------------------------
                                      Number of                     Amount
                   Entity            Communities     Commitment   Outstanding    Type          Lender
                  -----------        -----------     ----------   -----------  ----------  ------------------

                   Triad I               7          $50,000       $48,024       take-out     GMAC

                   Triad II              3          $26,900       $26,003       mini-perm    Key Corporate
                                                                                             Capital, Inc.

                   Triad III             6          $56,300       $56,270       mini-perm    Guaranty Bank

                   Triad IV              2          $18,600       $18,627       mini-perm    Compass Bank

                   Triad V               1          $ 8,903       $ 8,698       mini-perm    Bank of America


At December 31, 2002, Triad II was in violation of a certain financial covenant with its lender. The lender and Triad II subsequently signed a loan modification in March 2003.

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


In March 2003, the Company made the election to exercise its options to purchase the partnership interests owned by non-Company parties in the Triad Entities, with the exception of Triad I. The Company and the other partners of the Triad Entities, with the exception of Triad I, entered into Partnership Interest Purchase Agreements ("Purchase Agreements") on March 25, 2003, whereby the Company agreed to purchase the partnership interests of the general partners and the other third party limited partners for an aggregate of approximately $1.7 million. Effective July 1, 2003, the Company completed these transactions and now wholly owns each of the Triad Entities, other than Triad I. These Triad
Entities own twelve communities with a capacity of approximately 1,670 residents. These transactions were treated as a purchase of real estate and therefore the Company did not record any goodwill or other intangibles.

Summary financial information regarding the financial position of the Triad Entities as of June 30, 2003 and 2002 and results of operations for the six months ended June 30, 2003 and 2002 of the Triad Entities is presented below. The Company is also presenting unaudited pro forma financial information as if the Company's purchase of the Triad Entities (except Triad I) were effective January 1, 2003. In addition, the unaudited pro forma financial information includes consolidating Triad I as if the provisions of FASB Interpretation No. 46 were effective January 1, 2003. Beginning in the third quarter of 2003, FASB Interpretation No. 46 will require the Company to consolidate the financial position and results of operations of Triad I with the Company's financial information. The unaudited pro forma financial information, which may not be indicative of future results, includes the elimination of significant intercompany balances and assumes incomes taxes at a 39% effective tax rate (in thousands):

                                                                        Company
                                               Triad Entities          Pro Forma
                                            June 30,   June 30,         June 30,
                                              2003      2002              2003
                                          ---------  ----------      -----------

Current assets........................... $   3,876   $  3,447        $  21,242
Property and equipment, net..............   182,521    188,656          388,529
Other assets.............................    10,904     10,784           31,169
                                           --------   --------        ----------
    Total assets.........................  $197,301   $202,887        $ 440,940
                                           ========   ========        ==========

Current liabilities......................  $ 26,392   $ 13,455        $  22,090
Long-term debt...........................   232,455    224,075          288,271
Other long-term liabilities..............        --         --            8,006
Partnership deficit / shareholders'
 equity..................................   (61,546)   (34,643)         122,573
                                           --------   --------        ----------
    Total liabilities and partnership
      deficit / shareholders' equity..... $ 197,301   $202,887        $ 440,940
                                          =========   ========        ==========


                                                                      Six Months
                                              Six Months Ended         Ended
                                            June 30,   June 30,       June 30,
                                              2003      2002            2003
                                          ---------  -----------      --------

Net revenue.............................. $  17,061   $ 11,980        $  45,812
Operating and general & administrative...    16,039     13,556           37,148
Depreciation.............................     2,799      2,732            5,486
Operating (loss) income..................    (1,777)    (4,308)           3,178
Net loss.................................    (8,518)   (10,397)          (1,557)


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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk is exposure to changes in interest rates on debt instruments. As of June 30, 2003 the Company had $141.1 million in outstanding debt comprised of various fixed and variable rate debt instruments of $55.1 million and $86.0 million, respectively.

Changes in interest rates would affect the fair market value of the Company's fixed rate debt instruments but would not have an impact on the Company's earnings or cash flows. Fluctuations in interest rates on the Company's variable rate debt instruments, that are tied to either LIBOR or the prime rate, would affect the Company's earnings and cash flows but would not affect the fair market value of the variable rate debt. For each percentage point change in interest rates, the Company's annual interest expense would increase by approximately $0.9 million based on the Company's outstanding variable debt as of June 30, 2003. In addition, an increase in interest rates could result in operating deficit obligations, relating to the Triad Entities, that could require funding by the Company. The Triad Entities, as of June 30, 2003, have $157.6 million in outstanding bank debt comprised of various fixed and variable rate debt instruments of $26.0 million and $131.6 million, respectively.


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

                        CAPITAL SENIOR LIVING CORPORATION
                           PART II. OTHER INFORMATION

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the fourth quarter of 2002, the Company (and two of its management subsidiaries), Buckner Retirement Services, Inc. ("Buckner"), and a related Buckner entity, and other unrelated entities were named as defendants in a lawsuit in district court in Fort Bend County, Texas brought by the heir of a former resident who obtained nursing home services at Parkway Place from September 1998 to March 2001. The Company managed Parkway Place for Buckner through December 31, 2001. The plaintiff alleges gross negligence, malice and intentional injury in the treatment of the resident at Parkway Place and seeks various damages including wrongful death and punitive damages. The Company's insurers have hired counsel to investigate and defend this claim. The insurers have issued reservation of rights letters, subject to certain exclusions in the applicable insurance policies. The parties are currently going through initial discovery. The Company is unable at this time to estimate its liability, if any, related to this claim.

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

                  Not Applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 22, 2003. At the meeting, the stockholders voted to re-elect two directors of the Company, James
A. Stroud and Keith N. Johannessen, to hold office until the annual meeting to be held in 2005 or until each person's successor is duly elected and qualified ("Proposal 1"). The stockholders failed to re-elect Dr. Gordon I. Goldstein as a director. The other directors whose terms continue after the annual meeting are Lawrence A. Cohen, Craig F. Hartberg, James A. Moore and Dr. Victor Nee.

In addition, the stockholders were asked to consider and act upon a proposal to ratify Ernst & Young, LLP as the independent public accountants for the Company for the year 2003 ("Proposal 2"). No other matters were voted on at the annual meeting. A total of 19,438,537 shares were represented at the meeting in person or by proxy.

The number of shares that were voted for and that were withheld from, each of the director nominees in Proposal 1 was as follows:

     Director Nominee                     For                  Withheld
     ----------------                     ---                  --------

     James A. Stroud                    13,471,614             5,966,923
     Keith N. Johannessen               13,468,564             5,969,973
     Dr. Gordon I. Goldstein             9,019,674            10,418,863

In Proposal 2, Ernst & Young LLP was ratified as the independent public accountants for the Company for fiscal 2003, with 12,782,814 shares voting for, 6,653,323 shares voting against and 2,400 shares abstaining.

                        CAPITAL SENIOR LIVING CORPORATION
                           PART II. OTHER INFORMATION

Item 5. OTHER INFORMATION

                  Not Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

          (A)  Exhibits:

               10.1 Contribution  Agreement  dated June 30, 2003 between Capital
                    Senior  Living  Properties,  Inc.  and BRE/CLS  Holdings II,
                    L.L.C.

               10.2 BRE/CSL II L.L.C. Limited Liability Company Agreement.

               10.3 Management Agreement between Capital Senior Living, Inc. and
                    BRE/Cottonwood L.L.C.

               31.1 Certification  of the Chief  Executive  Officer  pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2 Certification  of the Chief  Financial  Officer  pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

               32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


          (B)  Reports on Form 8-K

               Current Report on Form 8-K filed with the Commission on May 6, 2003 reporting the issuance of a press release to report the Company's earnings for the first quarter of 2003.

                        CAPITAL SENIOR LIVING CORPORATION
                                  June 30, 2003







Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capital Senior Living Corporation
(Registrant)


By:  /s/ Ralph A. Beattie
   ----------------------------------------
     Ralph A. Beattie
     Executive Vice President and Chief Financial Officer
     (Principal Financial Officer and Duly Authorized Officer)

Date:    August 11, 2003