Form 10-Q
period 2003-09-30
CAPITAL SENIOR LIVING CORP
filed 2003-11-13
CIK 1043000

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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


As of November 12, 2003, the Registrant had outstanding 19,817,190 shares of its Common Stock, $.01 par value.

                        CAPITAL SENIOR LIVING CORPORATION

                                      INDEX



                                                                                                Page
                                                                                               Number

Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets -  -
                  September 30, 2003 and December 31, 2002                                         3

                  Consolidated Statements of Income -  -
                  Three and Nine Months Ended September 30, 2003 and 2002                          4

                  Consolidated Statements of Cash Flows  -   -
                  Nine Months Ended September 30, 2003 and 2002                                    5

                  Notes to Consolidated Financial Statements                                       6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                             14

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                                     24

         Item 4.  Controls and Procedures                                                         24

Part II. Other Information

         Item 1.  Legal Proceedings                                                               25

         Item 6.  Exhibits and Reports on Form 8-K                                                25

Signature


PART I.  FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                        CAPITAL SENIOR LIVING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                               September 30,  December 31,
                                                                                   2003            2002
                                                                              --------------  ---------
                                                                                (Unaudited)    (Note 1)

                                              ASSETS

         Current assets:
           Cash and cash equivalents.....................................       $   8,741       $  11,768
           Restricted cash and marketable securities.....................          12,356           4,490
           Accounts receivable, net......................................           1,665           1,461
           Accounts receivable from affiliates...........................           1,391             218
           Federal and state income taxes receivable.....................              --           1,171
           Deferred taxes................................................             462             399
           Assets held for sale..........................................             739              --
           Prepaid expenses and other....................................           2,336           1,164
                                                                                ---------       ---------
                   Total current assets..................................          27,690          20,671
         Property and equipment, net.....................................         317,499         153,544
         Deferred taxes..................................................           6,741           7,106
         Due from affiliates.............................................           1,281             513
         Notes receivable from affiliates................................          20,059          86,470
         Investments in limited partnerships.............................           1,725           1,238
         Assets held for sale............................................           2,392           4,131
         Other assets, net...............................................           4,491           4,578
                                                                                ---------       ---------
                   Total assets..........................................       $ 381,878       $ 278,251
                                                                                =========       =========


                               LIABILITIES AND SHAREHOLDERS' EQUITY

         Current liabilities:
           Accounts payable..............................................      $    2,261      $    2,322
           Accrued expenses..............................................           5,839           4,638
           Current portion of notes payable..............................          12,426           9,715
           Federal and state income taxes payable........................             533              --
           Customer deposits.............................................           1,488           1,023
                                                                               ----------      ----------
                   Total current liabilities.............................          22,547          17,698
         Deferred income.................................................              --               7
         Deferred income from affiliates.................................             250           1,194
         Other long-term liabilities.....................................           7,420              --
         Notes payable, net of current portion...........................         228,115         140,385
         Minority interest in consolidated partnership...................             437             686
         Commitments and contingencies
         Shareholders' equity:
           Preferred stock, $.01 par value:
              Authorized shares -- 15,000; no shares issued or outstanding             --              --
           Common stock, $.01 par value:
              Authorized shares -- 65,000
              Issued and outstanding shares-- 19,806 and 19,737
                at September 30, 2003 and December 31, 2002, respectively             198             197
           Additional paid-in capital....................................          92,205          91,990
           Retained earnings.............................................          30,706          26,094
                                                                               ----------      ----------
                   Total shareholders' equity............................         123,109         118,281
                                                                               ----------      ----------
                   Total liabilities and shareholders' equity............      $  381,878      $  278,251
                                                                               ==========      ==========


                             See accompanying notes.


                        CAPITAL SENIOR LIVING CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)



                                                            Three Months Ended                Nine Months Ended
                                                               September 30,                     September 30,
                                                     --------------------------------- ---------------------------------
                                                           2003             2002             2003             2002
                                                     ---------------  ---------------  ---------------  ---------------
                                                       (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Revenues:
      Resident and healthcare revenue...........         $    17,973      $    13,401     $     44,490     $     44,309
      Rental and lease income...................                  --              --                --               37
      Unaffiliated management services revenue..                  --              258              295              836
      Affiliated management services revenue....                 665              609            2,467            1,463
      Affiliated development fees...............                  26              273              163              672
                                                         -----------      -----------     ------------     ------------
          Total revenues........................              18,664           14,541           47,415           47,317


Expenses:
      Operating expenses........................              12,034            8,148           27,877           25,802
      General and administrative expenses.......               3,482            2,945            8,749            9,060
      Depreciation and amortization.............               2,541            1,327            5,227            4,507
                                                         -----------      -----------     ------------     ------------
          Total expenses........................              18,057           12,420           41,853           39,369
                                                         -----------      -----------     ------------     ------------
Income from operations..........................                 607            2,121            5,562            7,948
Other income (expense):
      Interest income...........................                 441            1,521            3,862            4,384
      Interest expense..........................              (3,784)          (2,489)          (8,954)          (8,065)
      Equity in the earnings of affiliates......                  69               14              142               45
      Gain on sale of assets....................               3,112              --             6,603            1,929
                                                         -----------      -----------     ------------     ------------

Income before income taxes and minority interest in
      consolidated partnership..................                 445            1,167            7,215            6,241
Provision for income taxes......................                (171)            (543)          (2,783)          (2,127)
                                                         -----------      -----------     ------------     ------------
Income before minority interest in consolidated
      partnership...............................                 274              624            4,432            4,114
Minority interest in consolidated partnership...                   6              264              116             (637)
                                                         -----------      -----------     ------------     ------------
Net income......................................         $       280      $       888     $      4,548     $      3,477
                                                         ===========      ===========     ============     ============
Net income per share:
      Basic.....................................         $      0.01      $      0.05     $       0.23     $       0.18
                                                         ============     ============    ============     ============
      Diluted...................................         $      0.01      $      0.04     $       0.23     $       0.17
                                                         ============     ============    ============     ============
      Weighted average shares outstanding - basic             19,806           19,727           19,764           19,722
                                                         ============     ============    ============     ============
      Weighted average shares outstanding - diluted           20,005           19,845           19,922           19,948
                                                         ============     ============    ============     ============


                             See accompanying notes.


                        CAPITAL SENIOR LIVING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                            Nine Months Ended September 30,
                                                                                  2003            2002
                                                                              ------------    --------
                                                                               (Unaudited)   (Unaudited)

          Operating Activities
          Net income.......................................................   $     4,548     $     3,477
          Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation...................................................         5,227           4,507
            Amortization of deferred financing charges.....................           786             615
            Minority interest in consolidated partnership..................          (116)            637
            Deferred income from affiliates................................          (317)           (363)
            Deferred income................................................            (7)           (507)
            Deferred income taxes..........................................           302             302
            Equity in the earnings of affiliates...........................          (142)            (45)
            Gain on sale of assets.........................................        (6,603)         (1,929)
            Writedown of assets held for sale..............................            --             500
            Non-cash compensation..........................................            --              14
            Changes in operating assets and liabilities, net of
              acquisitions:
              Accounts receivable..........................................          (144)            187
              Accounts receivable from affiliates..........................        (1,173)           (160)
              Prepaid expenses and other...................................        (1,189)         (3,223)
              Other assets.................................................           718             264
              Accounts payable and accrued expenses........................        (1,163)          1,989
              Federal and state income taxes receivable....................         1,748             405
              Customer deposits............................................          (124)           (109)
                                                                              ------------    ------------
          Net cash provided by operating activities........................         2,351           6,561
          Investing Activities
          Capital expenditures.............................................        (1,313)         (1,418)
          Net cash acquired from Triad Entities acquisition................           122              --
          Proceeds from sale of assets.....................................         5,110           5,187
          Proceeds from sale of assets to BRE/CSL..........................         3,089           7,287
          Advances to affiliates...........................................        (7,662)        (15,680)
          Proceeds from limited partnerships...............................           158           7,125
                                                                              ------------    ------------
          Net cash (used in) provided by investing activities..............          (496)          2,501
          Financing Activities
          Proceeds from notes payable......................................         4,510           4,237
          Repayments of notes payable......................................        (9,218)         (5,068)
          Restricted cash..................................................            --          (5,390)
          Cash proceeds from the exercise of stock options.................           122              35
          Distributions to minority partners...............................          (133)         (2,128)
          Deferred loan charges paid.......................................          (163)           (207)
                                                                              ------------    ------------
          Net cash used in financing activities............................        (4,882)         (8,521)
                                                                              ------------    ------------
          (Decrease) increase in cash and cash equivalents.................        (3,027)            541
          Cash and cash equivalents at beginning of period.................        11,768           9,975
                                                                              ------------    ------------
          Cash and cash equivalents at end of period.......................   $     8,741     $    10,516
                                                                              ============    ============
          Supplemental Disclosures
          Cash paid during the period for:
            Interest.......................................................   $     8,230     $     7,483
                                                                              ============    ============
            Income taxes...................................................   $     1,073     $     1,690
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

The accompanying consolidated balance sheet, as of December 31, 2002, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2002, and the accompanying unaudited consolidated financial statements, as of September 30, 2003 and 2002, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2003, results of operations for the three and nine months ended September 30, 2003 and 2002, respectively, and cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results for the year ending December 31, 2003.

Effective as of July 1, 2003, the Company acquired the partnership interest of the general partner and the other third party limited partnership interests in the Triad Entities (as defined in Footnote 2) for an aggregate of $1.7 million and the assumption of all outstanding debt and liabilities. The Company now wholly owns each of the Triad Entities.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51. In October 2003, the FASB Board agreed to defer the effective date of FASB Interpretation No. 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. The deferral will require that public companies adopt the provisions of the Interpretation at the end of periods ending after December 15, 2003. The Company, therefore, expects to adopt the provisions of this interpretation as a cumulative effect adjustment on December 31, 2003 and its adoption will result in the Company consolidating the financial statements of the Triad Senior Living I, LP ("Triad I") as of December 31, 2003.

2.       ACQUISITIONS AND DISPOSITIONS

Triad Entities: In March 2003, the Company made the election to exercise its options to purchase the partnership interests owned by non-Company parties in Triad Senior Living II, LP, Triad Senior Living III, LP, Triad Senior Living IV, LP and Triad Senior Living V, LP (collectively the "Triad Entities"). The Company and the other partners of the Triad Entities entered into Partnership Interest Purchase Agreements ("Purchase Agreements") on March 25, 2003, whereby the Company agreed to purchase the partnership interests of the general partners and the other third party limited partners for an aggregate of approximately $1.7 million plus the assumption of debts and liabilities.

Effective as of July 1, 2003, the Company acquired the partnership interest of the general partner and the other third party limited partnership interests in the Triad Entities for $1.3 million in cash, $0.4 million in notes payable and the assumption of all outstanding debt and liabilities. The total purchase price was $194.4 million and the acquisition was treated as a purchase of property. The Company now wholly owns each of the Triad Entities. This acquisition resulted in the Company acquiring ownership of 12 senior living communities with

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

a combined resident capacity of approximately 1,670 residents. The resident capacity mix for the Triad Entities is 95% independent living and 5% assisted living, with all revenues derived from private pay sources. Prior to the acquisition the Company had developed the properties owned by and managed the Triad Entities. Subsequent to the end of the Company's third quarter of 2003, the Company repaid the $0.4 million in notes payable related to this acquisition.

Set forth below is information relating to the construction/permanent loan facilities the Company assumed as a result of the acquisition of the Triad Entities (dollars in thousands):

                                                                Loan Facilities to Triad Entities
                                                     ----------------------------------------------------
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

The Company has not completed its analysis of this purchase and as such the purchase accounting information disclosed should be considered preliminary. The following unaudited pro forma financial information combines the results of the Company and the Triad Entities as if the transaction had taken place at the beginning of fiscal 2002. The pro forma financial information is presented for informational purposes only and does not reflect the results of operations of Capital, which would have actually resulted if the purchase occurred as of the dates indicated, or future results of operations of Capital.

                                                         Nine months ended
                                                              Sept. 30,
                                                       ----------------------
                                                           2003        2002
                                                       ----------  ----------

       Net sales                                       $   56,637  $   55,482
       Net income (loss)                                      336      (4,871)
       Net income (loss) per share - basic             $     0.02  $    (0.25)
       Net income (loss) per share - diluted           $     0.02  $    (0.24)


Prudential: In September 2003, the Company sold its Atrium of Carmichael ("Carmichael") community to a subsidiary of Senior Housing Partners II, LP ("SHP"), a fund managed by Prudential Real Estate Investors ("Prudential"), for $11.7 million before closing costs of $0.6 million. Carmichael is an independent living community located in Sacramento, California with a resident capacity of
156. As a result of the sale the Company retired $7.4 million in debt and received $3.6 million in cash and recognized a gain of $3.1 million. The Company manages the Carmichael community for SHP under a long-term management contract.

HCP: During the third quarter of 2003, HCP sold its Crenshaw Creek facility for $1.1 million, resulting in cash proceeds of $1.1 million to HCP and the recognition of a gain on sale of $48,000.

3.       TRANSACTIONS WITH AFFILIATES

Triad I: Triad I owns and finances the construction of new senior living communities. The Company entered into development and management agreements with Triad I for the development and management of senior living communities. These communities are primarily Waterford communities. The development of senior living communities typically involves a substantial commitment of capital over an approximate 12-month construction period, during which time no revenues are generated, followed by a 24 to 36 month lease up period.

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The Company has opened, in connection with its management agreements, five new Waterford communities and two expansions pursuant to arrangements with Triad I. The Company has an approximate 1% limited partnership interest in Triad I and is accounting for this investment under the equity method of accounting based on the provisions of the Triad I partnership agreement. The Company defers 1% of its interest income, development fee income and management fee income earned from Triad I. As of September 30, 2003, the Company had deferred income of $0.2 million relating to Triad I.

The Company has loan commitments to Triad I for construction and pre-marketing expenses, in addition to requirements to fund Triad I's operating deficits through operating deficit guarantees provided for in its management agreements with Triad I and other advances, totaling $19.8 million at September 30, 2003. The Company evaluates the carrying value of these receivables by comparing the cash flows expected from the operations of Triad I to the carrying value of the receivables. These cash flow models consider lease-up rates, expected operating costs, debt service requirements and various other factors. The Company entered into a support agreement with the Triad Entities, whereby each of Triad II, Triad III, Triad IV and Triad V agreed to loan excess cash flow of such Triad Entity to any one or more of Triad I, Triad II, Triad III, Triad IV and Triad V. The carrying value of the note receivable from Triad I could be adversely affected by a number of factors, including Triad I communities experiencing slower than expected lease-up, lower than expected lease rates, higher than expected operating costs, increases in interest rates, issues involving debt service requirements, general adverse market conditions, other economic factors and changes in accounting guidelines. Management believes that the carrying value of the note receivable is fully recoverable, based on the support agreement, factors within its control and the future achievement of the assumptions used in these cash flow models, which are consistent with the Company's operating experience.

Deferred interest income is being amortized into income over the life of the loan commitment that the Company has with Triad I. Deferred development and management fee income is being amortized into income over the expected remaining life of the Triad I partnership.

The following table sets forth, as of September 30, 2003, the capital invested in Triad I, information related to loans made by the Company to Triad I and information on deferred income related to Triad I (dollars in thousands):

                                                       Notes Receivable                            Deferred Income
                                 ----------------------------------------------------------    -------------------------
                                                                                                           Development/
                      Capital    Committed    Interest                   Note       Deficit                 Management
      Entity        Investment    Amount        Rate      Maturity      Balance     Funding    Interest       Fees
----------------    ----------   ---------    --------    --------      -------     -------    --------    ------------

Triad Senior
 Living I, L.P.                                           March 31,
(Triad I)             $    --     $13,000        8.0%      2008        $13,000      $5,667      $  --        $ 158


The Company could be required in the future to revise the terms of its note with Triad I to extend the maturity date, change the interest rate earned on the note or modify other terms and conditions of the note.

During the development phase of the Triad I communities the Company typically received a development fee of 4% of project costs, as well as reimbursement of expenses and overhead not to exceed 4% of project costs. These fees were recorded over the term of the development project on a basis approximating the percentage of completion method. In addition, after the properties became operational, the Company typically receives management fees in an amount equal to the greater of 5% of gross revenues or $5,000 per month per community, plus overhead expenses.

The Company has the option, but not the obligation, to purchase the Triad I communities for an amount specified in the partnership agreement. Furthermore, Lehman Brothers has agreed to withdraw as a partner in the Triad I partnership to the extent it has received, on or before November 1, 2004, distributions in an amount equal to its capital contributions of $12.4 million.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51. In October 2003, the FASB Board agreed to defer the effective date of FASB Interpretation No. 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003.

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The deferral will require that public companies adopt the provisions of the interpretation at the end of periods ending after December 15, 2003. The Company, therefore, expects to adopt the provisions of this interpretation as a cumulative effect adjustment on December 31, 2003 and its adoption will result in the Company consolidating the financial statements of Triad I as of December 31, 2003.

Triad I financed the development of new communities through a combination of equity funding, traditional construction loans and permanent financing with institutional lenders secured by first liens on the communities and unsecured loans from the Company. The Company loans may be prepaid without penalty. The financings from institutional lenders are secured by first liens on the communities, as well as assignment to the lenders of the construction contracts and the development and management agreements with the Company. Each development and management agreement assigned to an institutional lender is also guaranteed by the Company and those guarantees are also assigned to the lenders. The Company's management agreements contain an obligation of the Company to fund operating deficits to Triad I if the other financing sources of Triad I have been fully utilized. These operating deficit-funding obligations are guaranteed by the Company and include making loans to fund debt service obligations to Triad I's lenders. Amounts funded to date under these operating deficit agreements are disclosed in the table above. The Company could be required to fund additional amounts under these operating deficit agreements in the future.

Set forth below is information on the construction/permanent loan facilities entered into by Triad I as of September 30, 2003 (dollars in thousands):

                                                                   Loan Facilities to Triad I
                                                     ---------------------------------------------------
                                      Number of                    Amount
                     Entity          Communities     Commitment   Outstanding    Type      Lender
                     ------          -----------     ----------   -----------  ---------   ------

                     Triad I               7          $50,000       $47,794     take-out    GMAC


At September 30, 2003, one community in Triad I was in violation of a certain financial covenant with its lender. The lender has provided Triad I with a waiver for this covenant violation.

Summary financial information regarding the financial position of Triad I as of September 30, 2003 and 2002 and results of operations for the nine months ended September 30, 2003 and 2002 of Triad I is presented below. The Company is also presenting unaudited pro forma financial information consolidating Triad I under the provisions of FASB Interpretation No. 46 as if FASB Interpretation No. 46 was effective January 1, 2003. In October 2003, the FASB Board agreed to defer the effective date of FASB Interpretation No. 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. The deferral will require that public companies adopt the provisions of the interpretation at the end of periods ending after December 15, 2003. The Company, therefore, expects to adopt the provisions of this interpretation as a cumulative effect adjustment on December 31, 2003 and its adoption will result in the Company consolidating the financial statements of Triad I as of December 31, 2003.

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



The unaudited pro forma financial information, which may not be indicative of future results, includes the elimination of significant intercompany balances and assumes incomes taxes at a 39% effective tax rate (in thousands):

                                                                      Company
                                                 Triad I            -----------
                                          ---------------------      Pro Forma
                                          Sept. 30,   Sept. 30,       Sept. 30,
                                             2003      2002             2003
                                          ---------  ----------     -----------

Current assets........................... $   2,996   $  1,610       $   30,100
Property and equipment, net..............    54,381     56,279          379,571
Other assets.............................     1,697      1,498           21,911
                                           --------   --------       ----------
    Total assets.........................  $ 59,074   $ 59,387       $  431,582
                                           ========   ========       ==========

Current liabilities......................  $  6,301   $  4,078       $   24,549
Long-term debt...........................    60,633     59,709          275,908
Other long-term liabilities..............        68         --            8,016
Partnership deficit / shareholders'
equity...................................    (7,928)    (4,400)         123,109
                                           --------   --------        ----------
    Total liabilities and partnership
deficit / shareholders' equity........... $  59,074   $ 59,387        $  431,582
                                           ========   ========        ==========


                                                                     Nine Months
                                             Nine Months Ended          Ended
                                            Sept. 30,  Sept. 30,      Sept. 30,
                                              2003      2002            2003
                                          ---------  -----------     -----------

Net revenue.............................. $  11,123   $ 10,415        $   57,894
Operating and general & administrative...     9,379      8,762            45,360
Depreciation.............................     1,259      1,254             6,486
Operating income.........................       485        399             6,048
Net (loss) income........................    (2,540)    (1,837)            2,008

The unaudited pro forma consolidated amounts are presented for informational purposes only and do not necessarily reflect the financial position or results of operations of the Company that would have actually occurred had the transactions occurred on January 1, 2003.

BRE/CSL: The Company formed three joint ventures ("BRE/CSL") with an affiliate of Blackstone Real Estate Advisors ("Blackstone") and the joint ventures seek to acquire senior housing properties. BRE/CSL is owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint ventures, each of the Company and Blackstone must approve any acquisitions made by BRE/CSL. Each party must also contribute its pro rata portion of the costs of any acquisition.

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

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



In addition, the Company maintains a right of first offer to purchase the BRE/CSL communities as well as an option to purchase Blackstone's interest in the ventures at fair market value. In the event any of the BRE/CSL communities are sold by BRE/CSL, the Company's receipt of proceeds from the sale would be subject to certain terms and conditions, including Blackstone receiving a certain internal rate of return.

The Company manages the six communities owned by BRE/CSL under long-term management contracts. The Company accounts for the BRE/CSL investments under the equity method of accounting. As of September 30, 2003, the Company has cumulatively deferred $91,000 of management fee income as a result of its 10% interest in the BRE/CSL joint venture.

Spring Meadows Communities: During the fourth quarter of 2002, the Company acquired the interest of affiliates of LCOR Incorporated ("LCOR") in four joint ventures in which LCOR was a member from LCOR. These joint ventures own four independent and assisted living communities (the "Spring Meadows Communities"). The Company's interests in the four joint ventures include interests in certain loans made by LCOR to the joint ventures for $0.9 million in addition to funding $0.4 million to the ventures for working capital and anticipated negative cash requirements of the communities and an approximate 19% member interest in each venture. As of September 30, 2003, the Company had notes and accrued interest receivable from the Spring Meadows Communities of $1.5 million. The Company has managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001 and will continue to manage the communities under long-term management contracts. In addition, the Company receives an asset management fee relating to each of the four communities. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable since the amounts assigned for the 19% member interests were nominal. The Company accounts for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company has the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest.


4.       NET INCOME PER SHARE AND STOCK OPTIONS

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share considers the dilutive effect of outstanding options calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share amounts):

                                                      Three Months Ended               Nine Months Ended
                                                         September 30,                    September 30,
                                                  ---------------------------      --------------------
                                                     2003            2002             2003            2002
                                                  ---------       ---------        ---------       -------

Net income...............................         $     280       $     888        $   4,548       $   3,477

Weighted average shares outstanding - basic          19,806          19,727           19,764          19,722
Effect of dilutive securities:
   Employee stock options................               199             118              158             226
                                                  ---------       ---------        ---------       ---------
Weighted   average   shares   outstanding  -
diluted..................................            20,005          19,845           19,922          19,948
                                                  =========       =========        =========       =========
Basic earnings per share.................         $    0.01       $    0.05        $    0.23       $    0.18
                                                  =========       =========        =========       =========
Diluted earnings per share...............         $    0.01       $    0.04        $    0.23       $    0.17
                                                  =========       =========        =========       =========

Options to purchase 0.2 million shares of common stock at prices ranging from $4.14 to $10.50 per share were not included in the computation of diluted earnings per share because the average daily price of the common stock during the third quarter and first nine months of fiscal 2003 did not exceed the exercise price of the options, and therefore, the effect would not be dilutive. For the third quarter and first nine months of fiscal 2002, options to purchase
1.1 million shares of common stock at prices ranging from $3.13 to $13.50 per share were not included in the computation of diluted earnings per share because

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


the average daily price of the common stock did not exceed the exercise price of the options, and therefore, the effect would not be dilutive.

On January 16, 2003, the Company granted options to certain employees to purchase 22,000 shares of the Company's common stock at an exercise price of $2.73. On April 29, 2003, the Company granted options to certain employees to purchase 16,000 shares of the Company's common stock at an exercise price of $3.37. On May 22, 2003, the Company granted options to certain directors to purchase 9,000 shares of the Company's common stock at an exercise price of $3.02. On August 12, 2003, the Company granted options to certain employees to purchase 22,000 shares of the Company's common stock at an exercise price of $3.69. In addition, during the first nine months of fiscal 2003, the Company issued 69,188 shares of common stock pursuant to the exercise of stock options by certain employees of the Company.

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

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                    September 30,
                                                        --------------------------       -------------------------
                                                           2003             2002            2003            2002
                                                        ---------        ---------       ---------       ---------
Net income
  As reported..................................         $     280        $     888       $   4,548       $   3,477
  Less:  fair value  stock  compensation  expense,
   net of tax..................................                24              187             274             559
                                                        ---------        ---------       ---------       ---------
  Pro forma....................................               256              701           4,274           2,918
                                                        =========        =========       =========       =========
Net income per share - basic
  As reported..................................         $    0.01        $    0.05       $    0.23       $    0.18
  Less:  fair value  stock  compensation  expense,
    net of tax.................................         $    0.00        $    0.01       $    0.01       $    0.03
                                                        ---------        ---------       ---------       ---------
  Pro forma....................................         $    0.01        $    0.04       $    0.22       $    0.15
                                                        =========        =========       =========       =========
Net income per share - diluted
  As reported..................................         $    0.01        $    0.04       $    0.23       $    0.17
  Less:  fair value  stock  compensation  expense,
    net of tax.................................         $    0.00        $    0.01       $    0.01       $    0.03
                                                        ---------        ---------       ---------       ---------
  Pro forma....................................         $    0.01        $    0.03       $    0.22       $    0.14
                                                        =========        =========       =========       =========


5.       CONTINGENCIES

In the fourth quarter of 2002, the Company (and two of its management subsidiaries), Buckner Retirement Services, Inc. ("Buckner"), and a related Buckner entity, and other unrelated entities were named as defendants in a lawsuit in district court in Fort Bend County, Texas brought by the heir of a former resident who obtained nursing home services at Parkway Place from September 1998 to March 2001. The Company managed Parkway Place for Buckner through December 31, 2001. The plaintiff alleges gross negligence, malice and intentional injury in the treatment of the resident at Parkway Place and seeks various damages including wrongful death and punitive damages. The Company's insurers have hired counsel to defend this claim. The insurers have issued reservation of rights letters, subject to certain exclusions in the applicable

                        CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


insurance policies. The parties are currently going through initial discovery. The Company is unable at this time to estimate its liability, if any, related to this claim. However, the Company denies any wrongdoing and intends to vigorously defend this claim.

The Company has other pending claims not mentioned above ("Other Claims") incurred in the course of its business. Most of these Other Claims are believed by management to be covered by insurance, subject to normal reservations of rights by the insurance companies and possibly subject to certain exclusions in the applicable insurance policies. Whether or not covered by insurance, these Other Claims, in the opinion of management, based on advice of legal counsel, should not have a material effect on the financial statements of the Company if determined adversely to the Company.

6.       SUBSEQUENT EVENTS

The Company owns 57% of Healthcare Properties, L.P. ("HCP") and the assets, liabilities, minority interest and results of operations of HCP have been consolidated into the Company's financial statements. During the third quarter of 2003, HCP sold its Crenshaw Creek facility for $1.1 million, resulting in cash proceeds of $1.1 million to HCP and the recognition of a gain on sale of $48,000. Subsequent to the end of the Company's third quarter of 2003 HCP has commenced the liquidation process.

                        CAPITAL SENIOR LIVING CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis addresses (i) the Company's results of operations for the three and nine months ended September 30, 2003 and 2002, respectively, and (ii) liquidity and capital resources of the Company and should be read in conjunction with the Company's consolidated financial statements contained elsewhere in this report.

The Company is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company's operating strategy is to provide quality senior living services at affordable prices to its residents, while achieving and sustaining a strong, competitive position within its chosen markets, as well as to continue to enhance the performance of its operations. The Company provides a wide array of senior living services to the elderly at its communities, including independent living, assisted living (with special programs and living units at some of its communities for residents with Alzheimer's and other forms of dementia), skilled nursing and home care services.

The Company generates revenue from a variety of sources. For the three months ended September 30, 2003, the Company's revenue was derived as follows: 96.3% from the operation of 25 owned senior living communities that are operated by the Company; 3.6% from management fees arising from management services provided for 17 affiliate owned senior living communities and 0.1% derived from the recognition of deferred development fees.

For the nine months ended September 30, 2003, the Company's revenue was derived as follows: 93.8% from the operation of 26 owned senior living communities that are operated by the Company; 5.2% from management fees arising from management services provided for 28 affiliate owned senior living communities, 0.6% from management fees arising from management services provided for a third party and 0.4% derived from the recognition of deferred development fees.

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

The Company owns 57% of Healthcare Properties, L.P. ("HCP") and the assets, liabilities, minority interest and results of operations of HCP have been consolidated into the Company's financial statements. During the third quarter of 2003, HCP sold its Crenshaw Creek facility for $1.1 million, resulting in cash proceeds of $1.1 million to HCP and the recognition of a gain on sale of $48,000. Subsequent to the end of the Company's third quarter of 2003 HCP has commenced the liquidation process.

In March 2003, the Company made the election to exercise its options to purchase the partnership interests owned by non-Company parties in the Triad Entities. The Company and the other partners of the Triad Entities, entered into Purchase Agreements on March 25, 2003, whereby the Company agreed to purchase the partnership interests of the

                        CAPITAL SENIOR LIVING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)


general partners and the other third party limited partners for an aggregate of approximately $1.7 million plus the assumption of debts and liabilities.

Effective as of July 1, 2003, the Company acquired the partnership interest of the general partner and the other third party limited partnership interests in the Triad Entities for $1.3 million in cash, $0.4 million in notes payable and the assumption of all outstanding debt and liabilities. The total purchase price was $194.4 million and the acquisition was treated as a purchase of property. The Company now wholly owns each of the Triad Entities. This acquisition resulted in the Company acquiring ownership of 12 senior living communities with a combined resident capacity of approximately 1,670 residents. The resident capacity mix for the Triad Entities Acquired is 95% independent living and 5% assisted living, with all revenues derived from private pay sources. Prior to the acquisition the Company had developed the properties owned by and managed the Triad Entities. Subsequent to the end of the Company's third quarter of 2003, the Company repaid the $0.4 million in notes payable related to this acquisition. (See Footnote 2)

The Company formed BRE/CSL with Blackstone and the joint ventures seek to acquire senior housing properties. BRE/CSL is owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint ventures, each of the Company and Blackstone must approve any acquisitions made by BRE/CSL. Each party must also contribute its pro rata portion of the costs of any acquisition.

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

In addition, the Company maintains a right of first offer to purchase the BRE/CSL communities as well as an option to purchase Blackstone's interest in the ventures at fair market value. In the event any of the BRE/CSL communities are sold by BRE/CSL, the Company's receipt of proceeds from the sale would be subject to certain terms and conditions, including Blackstone receiving a certain internal rate of return.

The Company manages the six communities owned by BRE/CSL under long-term management contracts. The Company accounts for the BRE/CSL investments under the equity method of accounting. As of September 30, 2003, the Company has cumulatively deferred $91,000 of management fee income as a result of its 10% interest in the BRE/CSL joint venture.

During the fourth quarter of 2002, the Company acquired the interest of affiliates of LCOR in four joint ventures in which LCOR was a member from LCOR. These joint ventures own the Spring Meadows Communities. The Company's interests in the four joint ventures include interests in certain loans made by LCOR to the joint ventures for $0.9 million in addition to funding $0.4 million to the ventures for working capital and anticipated negative cash requirements of the communities and an approximate 19% member interest in each venture. As of September 30, 2003, the Company had notes and accrued interest receivable from

                        CAPITAL SENIOR LIVING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)


the Spring Meadows Communities of $1.5 million. The Company has managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001 and will continue to manage the communities under long-term management contracts. In addition, the Company receives an asset management fee relating to each of the four communities. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable since the amounts assigned for the 19% member interests were nominal. The Company accounts for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company has the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest.

In September 2003, the Company sold its Carmichael community to SHP, a fund managed by Prudential, for $11.7 million, before closing costs of $0.6 million. Carmichael is an independent living community located in Sacramento, California with a resident capacity of 156. As a result of the sale the Company retired $7.4 million in debt and received $3.6 million in cash and recognized a gain of $3.1 million. The Company manages the Carmichael community for SHP under a long-term management contract.

Results of Operations

The following table sets forth for the periods indicated, selected statements of income data in thousands of dollars and expressed as a percentage of total revenues.


                                              Three Months Ended                       Nine Months Ended
                                                 September 30,                            September 30,
                                    --------------------------------------- ----------------------------------------
                                           2003                2002                2003                   2002
                                    ------------------  ------------------  ------------------   -------------------
                                        $          %        $         %          $         %          $        %

Revenues:
   Resident and healthcare revenue   $ 17,973     96.3  $ 13,401      92.2    $44,490      93.8    $44,309     93.6
   Rental and lease income.....            --       --        --        --         --        --         37      0.1
   Unaffiliated management service
        revenue................            --       --       258       1.8        295       0.6        836      1.8
   Affiliated management service
      revenue..................           665      3.6       609       4.1      2,467       5.2      1,463      3.1
   Unaffiliated development fees           --       --        --        --         --        --         --       --
   Affiliated development fees.            26      0.1       273       1.9        163       0.4        672      1.4
                                     ----------  ------  ---------   -----    --------     -----    --------   -----
     Total revenue.............        18,664    100.0    14,541     100.0     47,415     100.0     47,317    100.0

Expenses:
   Operating expenses..........        12,034     64.5     8,148      56.0     27,877      58.8     25,802     54.5
   General and administrative
   expenses....................         3,482     18.7     2,945      20.3      8,749      18.5      9,060     19.1
   Depreciation and amortization        2,541     13.6     1,327       9.1      5,227      11.0      4,507      9.5
                                    ---------- -------- --------- --------- ---------- --------- ---------- --------
     Total expenses............        18,057     96.7    12,420      85.4     41,853      88.3     39,369     83.2
                                    ---------- -------- --------- --------- ---------- --------- ---------- --------
Income from operations ........           607      3.3     2,121      14.6      5,562      11.7      7,948     16.8

Other income (expense):
   Interest income.............           441      2.4     1,521      10.5      3,862       8.1      4,384      9.3
   Interest expense............        (3,784)   (20.3)   (2,489)    (17.1)    (8,954)    (18.9)    (8,065)   (17.0)
   Equity in the earnings of
   affiliates..................            69      0.4        14       0.1        142       0.3         45      0.1
   Gain on sales of assets.....         3,112     16.7        --        --      6,603      13.9      1,929      4.1
                                    ---------- -------- --------- --------- ---------- --------- ---------- --------

   Income before income taxes and
        minority interest in
        consolidated partnership.         445      2.4     1,167       8.0      7,215      15.2      6,241     13.2
   Provision for income taxes..          (171)    (0.9)     (543)     (3.7)    (2,783)     (5.9)    (2,127)    (4.5)
                                    ---------- -------- --------- --------- ---------- --------- ---------- --------

Income before minority interest in
   consolidated partnership....           274      1.5       624       4.3      4,432       9.3      4,114      8.7
Minority interest in consolidated
    partnership................             6      0.0       264        1.8       116       0.3       (637)    (1.3)
                                    ---------- -------- --------- --------- ---------- --------- ---------- --------
Net income.....................         $ 280      1.5     $ 888        6.1     $4,548      9.6     $ 3,477     7.3
                                    ========== ======== ========= ========= ========== ========= ========== ========



                        CAPITAL SENIOR LIVING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)


Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Revenues. Total revenues were $18.7 million in the three months ended September 30, 2003 compared to $14.5 million for the three months ended September 30, 2002, representing an increase of approximately $4.1 million or 28.4%. This increase in revenue is primarily the result of a $4.6 million increase in resident and healthcare revenue, an increase in affiliated management fees of $0.1 million, offset by a $0.3 million decrease in unaffiliated management services revenue and a $0.3 million decrease in affiliated development fee revenue. The increase in resident and healthcare revenue reflects the acquisition of the Triad Entities, which resulted in an increase in resident and healthcare revenue of $5.4 million offset by a loss of revenue of $0.8 million on the contribution of the Cottonwood community to BRE/CSL in June 2003. Unaffiliated management services revenue decreased $0.2 million primarily due to the Company acquiring an interest in the Spring Meadows Communities. Development fee income decreased as a result of the completion of the Company's development projects during fiscal 2002.

Expenses. Total expenses were $18.1 million in the third quarter of fiscal 2003 compared to $12.4 million in the third quarter of fiscal 2002, representing an increase of $5.6 million or 45.4%. This increase is primarily the result of a $3.9 million increase in operating expenses, a $0.5 million increase in general and administrative expenses and a $1.2 million increase in depreciation and amortization expense. The $3.9 million increase in operating expenses primarily resulted from the acquisition of the Triad Entities, which increased in operating expenses by $4.4 million offset by a reduction in operating expenses of $0.4 million related to the Company's Cottonwood community, which was
contributed   in  June  2003.   The  $0.5   million   increase  in  general  and
administrative expenses primarily results from the acquisition of the Triad Entities offset by a reduction in general and administrative expenses related to the sale of the Cottonwood community. The increase in depreciation expense of $1.2 million results from the acquisition of the Triad Entities offset by a reduction in depreciation expenses related to the sale of the Cottonwood community.

Other income and expense. Interest income decreased $1.1 million or 71.0% to $0.4 million in the third quarter of fiscal 2003 compared to $1.5 million in the third quarter of fiscal 2002. Interest income primarily represents interest earned on loans the Company has made to Triad I and the Spring Meadows Communities. The decrease in interest income results from the acquisition of the Triad Entities. Interest expense increased $1.3 million to $3.8 million in the third quarter of 2003 compared to $2.5 million in the third quarter of 2002. This 52.0% increase in interest expense is the result of the acquisition of the Triad Entities. Equity in the earnings of affiliates represents the Company's share of the earnings and losses from the Company's investments in BRE/CSL and Triad I. Gain on sale of assets in the third quarter of fiscal 2003 reflects the sale of the Carmichael community to SHP and the sale of Crenshaw Creek community for net proceeds of $4.7 million, which resulted in the recognition of a $3.1 million gain on sale.

Provision for income taxes. Provision for income taxes in the third quarter of fiscal 2003 was $0.2 million or 37.9% of taxable income, compared to $0.5 million or 37.9% of taxable income in the comparable quarter for 2002. The effective tax rates for the third quarter of 2003 and 2002 differ from the statutory tax rates because of state income taxes and permanent tax differences.

Minority interest. Minority interest results from the losses incurred at HCP in both fiscal 2003 and 2002.

Net income. As a result of the foregoing factors, net income decreased $0.6 million to $0.3 million for the three months ended September 30, 2003, as compared to $0.9 million for the three months ended September 30, 2002.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Revenues. For the nine months ended September 30, 2003, total revenues were $47.4 million compared to $47.3 million for the nine months ended September 30, 2002, representing an increase of $0.1 million or 0.2%. This increase in revenue is primarily the result of a $0.2 million increase in resident and healthcare revenue, an increase in affiliated management services revenue of $1.0 million offset by a decrease of $0.5 million in unaffiliated management services revenue and a decrease of $0.5 million in affiliated development fees. The increase in

                        CAPITAL SENIOR LIVING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)


resident and healthcare revenue reflects an increase in revenue of $5.4 million from the acquisition of the Triad Entities, an overall increase at the Company's other communities of $0.7 million, offset by loss of revenue on four communities contributed to BRE/CSL in June 2002 and the contribution of the Cottonwood community to BRE/CSL in June 2003 of $5.9 million. Affiliated management services revenue increased by $1.0 million primarily as the result of increased revenue at Triad I, and the Triad Entities during the first six months of fiscal 2003, and the Company's management of the BRE/CSL communities and the Spring Meadows Communities. Unaffiliated management services revenue decreased primarily due to the Company acquiring an interest in the Spring Meadows Communities. Development fee income decreased as a result of the completion of the Company's development projects during fiscal 2002.

Expenses. Total expenses increased $2.5 million or 6.3% to $41.9 million in the first nine months of fiscal 2003 compared to $39.4 million in the first nine months of fiscal 2002. This increase in expenses is the result of a $2.1 million increase in operating expenses, a $0.3 million decrease in general and administrative expenses and an increase in depreciation expense of $0.7 million. The increase in operating expenses reflects an increase in expenses of $4.4 million from the acquisition of the Triad Entities, an overall increase in operating expenses of $0.5 at the Company's other communities, offset by the contribution of the five communities to BRE/CSL, which resulted in a decrease in operating expenses of $2.8 million. The increase in depreciation expense reflects the increased depreciation from the Triad Entities offset by the reduction in depreciation relating to the communities contributed to BRE/CSL.

Other income and expense. Interest income decreased $0.5 million or 11.9% to $3.9 million in the first nine months of fiscal 2003 compared to $4.4 million in the first nine months of fiscal 2002. Interest income primarily represents interest earned on loans the Company has made to Triad I, the Triad Entities in the first six months of fiscal 2003 and the Spring Meadows Communities. The decrease in interest income results from the loss of interest earned on the Triad Entities after they were acquired in July 2003. Interest expense increased $0.9 million to $9.0 million in the first nine months of 2003 compared to $8.1 million in the first nine months of 2002. This 11.0% increase in interest expense is the result of interest incurred on the Triad Entities acquired offset by interest incurred in the prior year on communities contributed to BRE/CSL. Equity in the earnings of affiliates represents the Company's share of the earnings and losses from the Company's investments in BRE/CSL, Triad I and the Triad Entities. Gain on sale of assets in fiscal 2003 reflects the sale/contribution of the Cottonwood community to BRE/CSL, sale of the Company's Carmichael community to SHP, the sale of the Company's Crenshaw Creek community and the sale of one parcel of land for net proceeds of $8.2 million, which resulted in the recognition of a $6.6 million gain on sale. Gain on sale of assets in the first nine months of fiscal 2002 reflects the sale/contribution of six communities and one parcel of land for net proceeds of $12.5 million, which resulted in the recognition of a $1.9 million gain on sale.

Provision for income taxes. Provision for income taxes in the first nine months of fiscal 2003 was $2.8 million or 38.0% of taxable income, compared to $2.1 million or 38.0% of taxable income in the comparable period of fiscal 2002. The effective tax rates for the first nine months of fiscal 2003 and 2002 differ from the statutory tax rates because of state income taxes and permanent tax differences.

Minority interest. Minority interest decreased primarily due to the sale of two HCP communities in fiscal 2002. The sale of the two HCP communities increased minority interest in fiscal 2002 by approximately $0.9 million.

Net income. As a result of the foregoing factors, net income increased $1.0 million to $4.5 million for the nine months ended September 30, 2003, as compared to $3.5 million for the nine months ended September 30, 2002.

Liquidity and Capital Resources

In addition to approximately $8.7 million of cash balances on hand as of September 30, 2003, the Company's principal source of liquidity is expected to be cash flows from operations, proceeds from the sale of assets, cash flows from

                        CAPITAL SENIOR LIVING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

BRE/CSL and/or additional financing. Of the $8.7 million in cash balances, $1.1 million relates to cash held by HCP. The Company expects its available cash and cash flows from operations, proceeds from the sale of assets, cash flows from BRE/CSL and HCP and/or additional financing to be sufficient to fund its short-term working capital requirements. The Company's long-term capital requirements, primarily for acquisitions, the payment of operating deficit guarantees, and other corporate initiatives, will be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company's short and long-term capital requirements.

The Company had net cash provided by operating activities of $2.4 million in the first nine months of fiscal 2003 compared to $6.6 million in the first nine months of fiscal 2002. In the first nine months of fiscal 2003, net cash provided by operating activities was primarily derived from net income of $4.5 million, a decrease in other assets of $0.7 million and a decrease in federal and state income taxes receivable of $1.7 million, offset by net noncash benefits of $0.8 million, an increase in accounts receivable of $1.3 million, an increase in prepaid and other assets of $1.2 million, and a decrease in accounts payable and accrued expenses of $1.2 million. In the first nine months of fiscal 2002, the net cash provided by operating activities was primarily derived from net income of $3.5 million, net non-cash charges of $3.7 million, a decrease in other assets of $0.3 million, a decrease in federal and state income tax receivable of $0.4 million, an increase in accounts payable and accrued expenses of $2.0 million, offset by an increase in prepaid expenses of $3.2 million and a decrease in customer deposits of $0.1 million.

The Company had net cash used in investing activities of $0.5 million in the first nine months of fiscal 2003 compared to net cash provided by investing activities of $2.5 million in the first nine months of fiscal 2002. In the first nine months of fiscal 2003, net cash used in investing activities was primarily the result of advances to affiliates of $7.7 million, and capital expenditures of $1.3 million offset by net proceeds $5.1 million from the sale of two communities and one parcel of land, net proceeds of $3.1 million from the contribution of Cottonwood to BRE/CSL, $0.2 million relating to distributions from BRE/CSL and $0.1 million in net cash acquired from the acquisition of the Triad Entities. Advances to affiliates include loans made to Triad I and the Triad Entities along with interest earned on loans to Triad I, the Triad Entities and the Spring Meadows Communities. In the first nine months of fiscal 2002, the net cash provided by investing activities resulted from net proceeds of $5.2 million from the sale of two senior living communities and one parcel of land, net proceeds of $7.3 million from the contribution of four senior living communities to BRE/CSL, proceeds of $7.1 million from the NHP Pension Note redemption and distributions from BRE/CSL, offset by advances to the Triad Entities of $15.7 million and capital expenditures of $1.4 million.

The Company had net cash used in financing activities of $4.9 million in the first nine months of fiscal 2003 compared to $8.5 million in the first nine months of 2002. For the first nine months of fiscal 2003, net cash used in financing activities primarily results from repayments of notes payable of $9.2 million, distributions to minority partners of $0.1 million and deferred loan charges paid of $0.2 million offset by proceeds from the issuance of notes payable of $4.5 million and proceeds from the exercise of common stock of $0.1 million. Net cash used in financing activities in the first nine months of fiscal 2002 resulted primarily from repayment of notes payable of $5.1 million, cash restricted under loan agreements of $5.4 million, distributions to minority partners of $2.1 million and deferred loan charges paid of $0.2 million, offset by proceeds from the issuance of notes payable of $4.2 million.

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

The Company owns 57% of Healthcare Properties, L.P. ("HCP") and the assets, liabilities, minority interest and results of operations of HCP have been consolidated into the Company's financial statements. During the third quarter of 2003, HCP sold its Crenshaw Creek facility for $1.1 million, resulting in cash proceeds of $1.1 million to HCP and the recognition of a gain on sale of $48,000. Subsequent to the end of the Company's third quarter of 2003 HCP has commenced the liquidation process.

The Company formed BRE/CSL with Blackstone and the joint ventures seek to acquire senior housing properties. BRE/CSL is owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint ventures, each of the Company and Blackstone must approve any acquisitions made by BRE/CSL. Each party must also contribute its pro rata portion of the costs of any acquisition.

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

In addition, the Company maintains a right of first offer to purchase the BRE/CSL communities as well as an option to purchase Blackstone's interest in the ventures at fair market value. In the event any of the BRE/CSL communities are sold by BRE/CSL, the Company's receipt of proceeds from the sale would be subject to certain terms and conditions, including Blackstone receiving a certain internal rate of return.

The Company manages the six communities owned by BRE/CSL under long-term management contracts. The Company accounts for the BRE/CSL investments under the equity method of accounting. As of September 30, 2003, the Company has cumulatively deferred $91,000 of management fee income as a result of its 10% interest in the BRE/CSL joint venture.

                        CAPITAL SENIOR LIVING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)

During the fourth quarter of 2002, the Company acquired the interest of affiliates of LCOR in four joint ventures in which LCOR was a member from LCOR. These joint ventures own the Spring Meadows Communities. The Company's interests in the four joint ventures include interests in certain loans made by LCOR to the joint ventures for $0.9 million in addition to funding $0.4 million to the ventures for working capital and anticipated negative cash requirements of the communities and an approximate 19% member interest in each venture. As of September 30, 2003, the Company had notes and accrued interest receivable from the Spring Meadows Communities of $1.5 million. The Company has managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001 and will continue to manage the communities under long-term management contracts. In addition, the Company receives an asset management fee relating to each of the four communities. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable since the amounts assigned for the 19% member interests were nominal. The Company accounts for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company has the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest.

In September 2003, the Company sold its Carmichael community to SHP, a fund managed by Prudential, for $11.7 million, before closing costs of $0.6 million. Carmichael is an independent living community located in Sacramento, California with a resident capacity of 156. As a result of the sale the Company retired $7.4 million in debt and received $3.6 million in cash and recognized a gain of $3.1 million. The Company manages the Carmichael community for SHP under a long-term management contract.

Triad I owns and finances the construction of new senior living communities. The Company entered into development and management agreements with Triad I for the development and management of senior living communities. These communities are primarily Waterford communities. The development of senior living communities typically involves a substantial commitment of capital over an approximate 12-month construction period, during which time no revenues are generated, followed by a 24 to 36 month lease up period.

The Company has opened, in connection with its management agreements, five new Waterford communities and two expansions pursuant to arrangements with Triad I. The Company has an approximate 1% limited partnership interest in Triad I and is accounting for this investments under the equity method of accounting based on the provisions of the Triad I partnership agreement. The Company defers 1% of its interest income, development fee income and management fee income earned from Triad I. As of September 30, 2003, the Company had deferred income of $0.2 million relating to Triad I.

The Company has loan commitments to Triad I for construction and pre-marketing expenses, in addition to requirements to fund Triad I's operating deficits through operating deficit guarantees provided for in its management agreements with Triad I and other advances, totaling $19.8 million at September 30, 2003. The Company evaluates the carrying value of these receivables by comparing the cash flows expected from the operations of Triad I to the carrying value of the receivables. These cash flow models consider lease-up rates, expected operating costs, debt service requirements and various other factors. The Company entered into a support agreement with the Triad Entities, whereby each of Triad II, Triad III, Triad IV and Triad V agreed to loan excess cash flow of such Triad Entity to any one or more of Triad I, Triad II, Triad III, Triad IV and Triad V. The carrying value of the note receivable from the Triad I could be adversely affected by a number of factors, including the Triad I communities experiencing slower than expected lease-up, lower than expected lease rates, higher than expected operating costs, increases in interest rates, issues involving debt service requirements, general adverse market conditions, other economic factors and changes in accounting guidelines. Management believes that the carrying value of the note receivable is fully recoverable, based on the support agreement, factors within its control and the future achievement of the assumptions used in these cash flow models, which are consistent with the Company's operating experience.

Deferred interest income is being amortized into income over the life of the loan commitment that the Company has with Triad I. Deferred development and management fee income is being amortized into income over the expected remaining life of the Triad I partnership.

                    CAPITAL SENIOR LIVING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)


The following table sets forth, as of September 30, 2003, the capital invested in Triad I, information related to loans made by the Company to Triad I and information on deferred income related to Triad I (dollars in thousands):

                                                       Notes Receivable                            Deferred Income
                                 ----------------------------------------------------------    --------------------------
                                                                                                         Development/
                      Capital    Committed    Interest                   Note       Deficit                 Management
      Entity        Investment    Amount        Rate      Maturity      Balance     Funding    Interest       Fees
----------------    ----------   ---------    --------    --------     ---------    -------    --------  -------------

Triad Senior
 Living I, L.P.                                           March 31,
(Triad I)             $    --     $13,000        8.0%      2008        $13,000      $5,667      $  --        $ 158


The Company could be required in the future to revise the terms of its note with the Triad I to extend the maturity date, change the interest rate earned on the note or modify other terms and conditions of the note.

During the development phase of the Triad I communities the Company typically received a development fee of 4% of project costs, as well as reimbursement of expenses and overhead not to exceed 4% of project costs. These fees were recorded over the term of the development project on a basis approximating the percentage of completion method. In addition, after the properties became operational, the Company typically receives management fees in an amount equal to the greater of 5% of gross revenues or $5,000 per month per community, plus overhead expenses.

The Company has the option, but not the obligation, to purchase the Triad I communities for an amount specified in the partnership agreement. Furthermore, Lehman Brothers has agreed to withdraw as a partner in the Triad I partnership to the extent it has received, on or before November 1, 2004, distributions in an amount equal to its capital contributions of $12.4 million.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51. In October 2003, the FASB Board agreed to defer the effective date of FASB Interpretation No. 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. The deferral will require that public companies adopt the provisions of the interpretation at the end of periods ending after December 15, 2003. The Company, therefore, expects to adopt the provisions of this interpretation as a cumulative effect adjustment on December 31, 2003 and its adoption will result in the Company consolidating the financial statements of the Triad I as of December 31, 2003.

Triad I financed the development of new communities through a combination of equity funding, traditional construction loans and permanent financing with institutional lenders secured by first liens on the communities and unsecured loans from the Company. The Company loans may be prepaid without penalty. The financings from institutional lenders are secured by first liens on the communities, as well as assignment to the lenders of the construction contracts and the development and management agreements with the Company. Each development and management agreement assigned to an institutional lender is also guaranteed by the Company and those guarantees are also assigned to the lenders. The Company's management agreements contain an obligation of the Company to fund operating deficits to Triad I if the other financing sources of Triad I have been fully utilized. These operating deficit-funding obligations are guaranteed by the Company and include making loans to fund debt service obligations to Triad I's lenders. Amounts funded to date under these operating deficit agreements are disclosed in the table above. The Company could be required to fund additional amounts under these operating deficit agreements in the future.

                    CAPITAL SENIOR LIVING CORPORATION
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (continued)




Set forth below is information on the construction/permanent loan facilities entered into by Triad I as of September 30, 2003 (dollars in thousands):

                                                                  Loan Facilities to Triad I
                                                     --------------------------------------------------
                                       Number of                    Amount
                     Entity           Communities     Commitment   Outstanding      Type    Lender
                     ------           -----------     ----------   -----------      ----    ------
                     Triad I               7          $50,000       $47,794       take-out    GMAC


At September 30, 2003, one community in Triad I was in violation of a certain financial covenant with its lender. The lender has provided Triad I with a waiver for this covenant violation.

Summary financial information regarding the financial position of Triad I as of September 30, 2003 and 2002 and results of operations for the nine months ended September 30, 2003 and 2002 of Triad I is presented below. The Company is also presenting unaudited pro forma financial information consolidating Triad I under the provisions of FASB Interpretation No. 46 as if FASB Interpretation No. 46 was effective January 1, 2003. In October 2003, the FASB Board agreed to defer the effective date of FASB Interpretation No. 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. The deferral will require that public companies adopt the provisions of the interpretation at the end of periods ending after December 15, 2003. The Company, therefore, expects to adopt the provisions of this interpretation as a cumulative effect adjustment on December 31, 2003 and its adoption will result in the Company consolidating the financial statements of Triad I as of December 31, 2003. The unaudited pro forma financial information, which may not be indicative of future results, includes the elimination of significant intercompany balances and assumes incomes taxes at a 39% effective tax rate (in thousands):

                                                                        Company
                                                   Triad I             Pro Forma
                                            Sept. 30,  Sept. 30,       Sept. 30,
                                              2003      2002             2003
                                          ---------  ----------      -----------

Current assets........................... $   2,996   $  1,610        $   30,100
Property and equipment, net..............    54,381     56,279           379,571
Other assets.............................     1,697      1,498            21,911
                                           --------   --------        ----------
    Total assets.........................  $ 59,074   $ 59,387        $  431,582
                                           ========   ========        ==========

Current liabilities......................  $  6,301   $  4,078        $   24,549
Long-term debt...........................    60,633     59,709           275,908
Other long-term liabilities..............        68         --             8,016
Partnership deficit / shareholders'
equity...................................    (7,928)    (4,400)          123,109
                                           --------   --------        ----------
    Total liabilities and partnership
deficit / shareholders' equity........... $  59,074   $ 59,387        $  431,582
                                          =========   ========        ==========


                                                                    Nine Months
                                           Nine Months Ended          Ended
                                            Sept. 30,  Sept. 30,     Sept. 30,
                                              2003      2002           2003
                                          ---------  -----------    -----------

Net revenue.............................. $  11,123   $ 10,415        $   57,894
Operating and general & administrative...     9,379      8,762            45,360
Depreciation.............................     1,259      1,254             6,486
Operating (loss) income..................       485        399             6,048
Net loss.................................    (2,540)    (1,837)            2,008

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk is exposure to changes in interest rates on debt instruments. As of September 30, 2003 the Company had $240.5 million in outstanding debt comprised of various fixed and variable rate debt instruments of $73.0 million and $167.5 million, respectively.

Changes in interest rates would affect the fair market value of the Company's fixed rate debt instruments but would not have an impact on the Company's earnings or cash flows. Fluctuations in interest rates on the Company's variable rate debt instruments, that are tied to either LIBOR or the prime rate, would affect the Company's earnings and cash flows but would not affect the fair market value of the variable rate debt. A portion of the Company's variable rate debt includes interest rate floors, which exceed current market rates. Once these interest rate floors are reached each percentage point change in interest rates, would increase the Company's annual interest expense by approximately $1.7 million based on the Company's outstanding variable debt as of September 30, 2003. In addition, an increase in interest rates could result in operating deficit obligations, relating to Triad I, that could require funding by the Company. Triad I, as of September 30, 2003, had $47.8 million in outstanding bank debt comprised of variable rate debt instruments.


Item 4. CONTROLS AND PROCEDURES.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                        CAPITAL SENIOR LIVING CORPORATION

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the  fourth  quarter  of  2002,  the  Company  (and  two  of  its  management subsidiaries), Buckner, and a related Buckner entity, and other unrelated entities were named as defendants in a lawsuit in district court in Fort Bend County, Texas brought by the heir of a former resident who obtained nursing home services at Parkway Place from September 1998 to March 2001. The Company managed Parkway Place for Buckner through December 31, 2001. The plaintiff alleges gross negligence, malice and intentional injury in the treatment of the resident at Parkway Place and seeks various damages including wrongful death and punitive damages. The Company's insurers have hired counsel to defend this claim. The insurers have issued reservation of rights letters, subject to certain exclusions in the applicable insurance policies. The parties are currently going through initial discovery. The Company is unable at this time to estimate its liability, if any, related to this claim. However, the Company denies any wrongdoing and intends to vigorously defend this claim.

The Company has Other Claims pending not mentioned above incurred in the course of its business. Most of these Other Claims are believed by management to be covered by insurance, subject to normal reservations of rights by the insurance companies and possibly subject to certain exclusions in the applicable insurance policies. Whether or not covered by insurance, these Other Claims, in the opinion of management, based on advice of legal counsel, should not have a material effect on the financial statements of the Company if determined adversely to the Company.

Item 2.       CHANGES IN SECURITIES (and use of proceeds)

                  Not Applicable

Item 3.       DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable

Item 5.       OTHER INFORMATION

                  Not Applicable

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

                  (A) Exhibits:

                    10.1 Management  Agreement  between  Capital  Senior Living,
                         Inc. and SHP II Carmichael, LLC

                    31.1 Certification  of the Chief Executive  Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    31.2 Certification  of the Chief Financial  Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    32   Certification   pursuant   to   Section   906   of  the
                         Sarbanes-Oxley Act of 2002.

                        CAPITAL SENIOR LIVING CORPORATION
                     PART II. OTHER INFORMATION (continued)






                  (B) Reports on Form 8-K

                           Current Report on Form 8-K filed with the Commission on July 30, 2003 reporting the acquisition of the partnership interest of the general partner and the other third party limited partnership interests in Triad Senior Living II, LP, Triad Senior Living III, LP, Triad Senior Living IV, LP and Triad Senior Living V, LP. The Current Report on Form 8-K also reports the issuance of a press release to report the Company's earnings for the second quarter of 2003.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capital Senior Living Corporation
(Registrant)


By:  /s/ Ralph A. Beattie
   -----------------------------------
     Ralph A. Beattie
     Executive Vice President and Chief Financial Officer
     (Principal Financial Officer and Duly Authorized Officer)

Date:    November 13, 2003