Form 10-K
period 2003-12-31
CAPITAL SENIOR LIVING CORP
filed 2004-03-29
CIK 1043000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-13445

Capital Senior Living Corporation

(Exact name of registrant as specified in its charter)

Delaware	75-2678809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14160 Dallas Parkway, Suite 300 Dallas, Texas (Address of principal executive offices)	75254 (Zip Code)

Registrant’s telephone number, including area code:

(972) 770-5600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

     The aggregate market value of the 14,391,990 shares of the Registrant’s Common Stock, par value $0.01 per share (“Common Stock”), held by nonaffiliates on December 31, 2003, based upon the closing price of the Registrant’s Common Stock as reported by the New York Stock Exchange on June 30, 2003 was approximately $45,046,929. As of March 24, 2004, 25,604,220 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     The Registrant’s definitive proxy statement pertaining to the 2003 Annual Meeting of Stockholders (the “Proxy Statement”) and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A is incorporated herein by reference into Part III.

CAPITAL SENIOR LIVING CORPORATION

PART I

Item 1.	Business

Overview

      Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company and its predecessors have provided senior living services since 1990. As of December 31, 2003, the Company operated 42 senior living communities in 20 states with an aggregate capacity of approximately 6,900 residents, including 41 senior living communities, which the Company owned or in which the Company had an ownership interest and one community it managed for a third party. As of December 31, 2003, the Company also operated one home care agency. During 2003, approximately 95% of total revenues for the senior living communities owned and managed by the Company were derived from private pay sources. During 2003, the stabilized communities (defined as communities not in initial lease-up) that the Company operated and in which it owned interests had an average occupancy rate of approximately 91%.

      The Company’s operating strategy is to provide quality senior living communities and services at an affordable price to its residents, while achieving and sustaining a strong, competitive position within its chosen markets, as well as to continue to enhance the performance of its operations. The Company provides senior living services to the elderly, including independent living, assisted living, skilled nursing and home care services. Many of the Company’s communities offer a continuum of care, to meet its residents needs as they change over time. This continuum of care, which integrates independent living and assisted living and is bridged by home care through the Company’s home care agency or other independent home care agencies, sustains residents’ autonomy and independence based on their physical and mental abilities.

Website

      The Company’s internet website www.capitalsenior.com contains an Investor Relations section, which provides links to the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Section 16 filings and amendments to those reports, which reports and filings are available free of charge as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

Recent Events

      In January 2004, the Company completed an offering of 5,000,000 shares of common stock at a price of $6.00 per share. The net proceeds to the Company after commissions and expenses were approximately $27.9 million. The Company used $13.7 million of the net proceeds to retire debt that was scheduled to mature in October 2004 and which had a current interest rate of 9.0%. In February 2004, underwriters exercised their option to purchase an additional 750,000 shares of the Company’s common stock resulting in additional proceeds to the Company of approximately $4.2 million after commissions and expenses.

Industry Background

      The senior living industry encompasses a broad and diverse range of living accommodations and supportive services that are provided primarily to persons 75 years of age or older. For the elderly who require limited services, independent living residences supplemented at times by home health care, offers a viable option. Most independent living communities typically offer community living packaged with basic services consisting of meals, housekeeping, laundry, 24-hour staffing, transportation, and social and recreational activities.

      As a senior’s need for assistance increases, care in an assisted living residence is often preferable and more cost-effective than home-based care or nursing home care. Typically, assisted living represents a combination of housing and support services designed to aid elderly residents with activities of daily living (“ADLs”), such as ambulation, bathing, dressing, eating, grooming, personal hygiene, and monitoring or assistance with medications. Certain assisted living residences may also provide assistance to residents with low acuity medical needs, or may offer higher levels of personal assistance for incontinent residents or residents with Alzheimer’s disease or other cognitive or physical frailties. Generally, assisted living residents require higher levels of care than residents of independent living residences and retirement living centers, but require lower levels of care than patients in skilled nursing facilities. For seniors who need the constant attention of a skilled nurse or medical practitioner, a skilled nursing facility may be required.

      According to the American Senior Housing Associations’ Senior Housing Report for 2003, 35% of senior housing properties in the U.S. are assisted living communities, 30% are independent living communities, 25% are senior apartments and 10% are continuing care retirement communities.

      The senior living industry is highly fragmented and characterized by numerous small operators. Moreover, the scope of senior living services varies substantially from one operator to another. Many smaller senior living providers do not operate purpose-built residences, do not have extensive professional training for staff and provide only limited assistance with ADLs. The Company believes that many senior living operators do not provide the required comprehensive range of senior living services designed to permit residents to “age in place” within the community as residents develop further physical or cognitive frailties.

      The Company believes that a number of demographic, regulatory, and other trends will contribute to the continued growth in the senior living market including the following:

Consumer Preference

      The Company believes that senior living communities are increasingly becoming the setting preferred by prospective residents and their families for the care of the elderly. Senior living offers residents greater independence and allows them to “age in place” in a residential setting, which the Company believes results in a higher quality of life than that experienced in more institutional or clinical settings.

      The likelihood of living alone increases with age. Most of this increase is due to an aging population in which women outlive men. In 1993, eight out of 10 noninstitutionalized elderly who lived alone were women. According to the United States Bureau of Census, based on 1993 data, the likelihood of women living alone increases from 32% for 65 to 74-year-olds to 57% for those women aged 85 and older. Men show similar trends with 13% of the 65 to 74-year-olds living alone, rising to 29% of the men aged 85 and older living alone. Societal changes, such as high divorce rates and the growing numbers of persons choosing not to marry, have further increased the number of Americans living alone. This growth in the number of elderly living alone has resulted in an increased demand for services that historically have been provided by a spouse, other family members or live-in caregivers.

Demographics

      The primary market for the Company’s senior living services is comprised of persons aged 75 and older. This age group is one of the fastest growing segments of the United States population and is expected to more than double between the years 2000 and 2030. The population of seniors aged 85 and over has increased from approximately 3.1 million in 1990 to over 4.2 million in 2000, an increase of 35%. This age cohort is expected to grow to approximately 5.8 million by 2010 and approximately 8.9 million by 2030. As the number of persons aged 75 and over continues to grow, the Company believes that there will be corresponding increases in the number of persons who need assistance with ADLs. According to industry analyses, approximately 19% of persons aged 75 to 79, approximately 24% of persons aged 80 to 84 and approximately 45% of persons aged 85 and older need assistance with ADLs.

Senior Affluence

      The average net worth of senior citizens is higher than non-senior citizens, partially as a result of accumulated equity through home ownership. The Company believes that a substantial portion of the senior population thus has significant resources available for their retirement and long-term care needs. The Company’s target population is comprised of moderate- to upper-income seniors who have, either directly or indirectly through familial support, the financial resources to pay for senior living communities, including an assisted living alternative to traditional long-term care.

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

Restricted Supply of Nursing Beds

      Several states in the United States have adopted Certificate of Need or similar statutes generally requiring that, prior to the addition of new skilled nursing beds, the addition of new services, or the making of certain capital expenditures, a state agency must determine that a need exists for the new beds or the proposed activities. The Company believes that this Certificate of Need process tends to restrict the supply and availability of licensed nursing facility beds. High construction costs, limitations on government reimbursement for the full costs of construction, and start-up expenses also act to constrain growth in the supply of such facilities. At the same time, nursing facility operators are continuing to focus on improving occupancy and expanding services to subacute patients generally of a younger age and requiring significantly higher levels of nursing care. As a result, the Company believes that there has been a decrease in the number of skilled nursing beds available to patients with lower acuity levels and that this trend should increase the demand for the Company’s senior living communities, including, particularly, the Company’s assisted living communities.

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

Operating Strategy

      The Company’s operating strategy is to provide quality, senior living services at an affordable price to its residents, while achieving and sustaining a strong, competitive position within its chosen markets, as well as continuing to enhance the performance of its operations. The Company is implementing its operating strategy principally through the following methods.

Provide a Broad Range of Quality Personalized Care

      Central to the Company’s operating strategy is its focus on providing quality care and services that in a licensed level of care are personalized and tailored to meet the individual needs of each community resident. The Company’s residences and services are designed to provide a broad range of care that permits residents to “age in place” as their needs change and as they develop further physical or cognitive frailties. By creating an environment that maximizes resident autonomy and provides individualized service programs if in a licensed level of care, the Company seeks to attract seniors at an earlier stage, before they need the higher level of care provided in a skilled nursing facility. The Company also maintains a comprehensive quality assurance program designed to ensure the satisfaction of its residents and their family members. The Company conducts annual resident satisfaction surveys that allow residents at each community to express whether they are “very satisfied,” “satisfied” or “dissatisfied” with all major areas of a community, including, housekeeping, maintenance, activities and transportation, food service, security and management. In 2003 and 2002, the Company achieved 96% and 97%, respectively, overall approval rating from the residents’ satisfaction survey.

Offer Services Across a Range of Pricing Options

      The Company’s range of products and services is continually expanding to meet the evolving needs of its residents. The Company has developed a menu of products and service programs that may be further customized to serve both the moderate and upper income markets of a particular targeted geographic area. By offering a range of pricing options that are customized for each target market, the Company believes that it can develop synergies, economies of scale and operating efficiencies in its efforts to serve a larger percentage of the elderly population within a particular geographic market.

Maintain and Improve Occupancy Rates

      The Company continually seeks to maintain and improve occupancy rates by: (i) retaining residents as they “age in place” by extending optional care and service programs; (ii) attracting new residents through the on-site marketing programs focused on residents and family members; (iii) selecting sites in underserved markets; (iv) aggressively seeking referrals from professional community outreach sources, including area religious organizations, senior social service programs, civic and business networks, as well as the medical community; and (v) continually refurbishing and renovating its communities.

Improve Operating Efficiencies

      The Company seeks to improve operating efficiencies at its communities by actively monitoring and managing operating costs. By having an established national portfolio of communities with regional management in place, the Company believes it has established a platform to achieve operating efficiencies through economies of scale in the purchase of bulk items, such as food, and in the spreading of fixed costs, such as corporate overhead, over a larger revenue base, and to provide more effective management supervision and financial controls. The Company’s growth strategy includes regional clustering of new communities to achieve further efficiencies.

Emphasize Employee Training and Retention

      The Company devotes special attention to the hiring, screening, training, supervising and retention of its employees and caregivers to ensure that quality standards are achieved. In addition to normal on-site training, the Company conducts annual national management meetings and encourages sharing of expertise among managers. The Company’s commitment to the total quality management concept is emphasized throughout its training program. This commitment to the total quality management concept means identification of the “best practices” in the senior living market and communication of those “best practices” to the Company’s executive directors and their staff. The identification of best practices is realized by a number of means, including: emphasis on regional and executive directors keeping up with professional trade journals; interaction with other professionals and consultants in the senior living industry through seminars, conferences and consultations; visits to other properties; leadership and participation at national and local trade organization events; and information derived from marketing studies and resident satisfaction surveys. This information is continually processed by regional managers and the executive directors and communicated to the Company’s employees as part of their training. The Company hires an executive director for each of its communities and provides them with autonomy, responsibility and accountability. The Company’s staffing of each community with an executive director allows it to hire more professional employees at these positions, while the Company’s developed career path helps it to retain the professionals it hires. The Company believes its commitment to and emphasis on employee training and retention differentiates the Company from many of its competitors.

Senior Living Services

      The Company provides senior living services to the elderly, including independent living, assisted living, skilled nursing and home care services. By offering a variety of services and encouraging the active participation of the resident and the resident’s family and medical consultants, the Company is able to customize its service plan to meet the specific needs and desires of each resident. As a result, the Company believes that it is able to maximize customer satisfaction and avoid the high cost of delivering unnecessary services to residents.

      The Company’s operating philosophy is to provide affordable, quality living communities and services to senior citizens and deliver a continuum of care for its residents as their needs change over time. This continuum of care, which integrates independent living and assisted living and is bridged by home care, sustains residents’ autonomy and independence based on their physical and mental abilities. As residents age, in many of the Company’s communities, they are able to obtain the additional needed services within the same community, avoiding the disruptive and often traumatic move to a different facility.

Independent Living Services

      The Company provides independent living services to seniors who do not yet need assistance or support with ADLs, but who prefer the physical and psychological comfort of a residential community that offers health care and other services. As of December 31, 2003, the Company had ownership interests in 38 communities and managed one community that provide independent living services, with an aggregate capacity for 5,925 residents.

      Independent living services provided by the Company include daily meals, transportation, social and recreational activities, laundry, housekeeping, and 24-hour staffing. The Company also fosters the wellness of its residents by offering health screenings (such as blood pressure checks), periodic special services (such as influenza inoculations), dietary and similar programs, as well as ongoing exercise and fitness classes. Classes are given by health care professionals to keep residents informed about health and disease management. Subject to applicable government regulation, personal care and medical services are available to independent living residents through either the community staff or through the Company’s agency or other independent home care agencies. The Company’s independent living residents pay a fee ranging from $1,035 to $4,125 per month, in general, depending on the specific community, program of services, size of the unit and amenities offered. The Company’s contracts with its independent living residents are generally for a term of one year and are typically terminable by the resident upon 30 days notice.

Assisted Living Services

      The Company offers a wide range of assisted living care and services, including personal care services, 24 hour staffing, support services, and supplemental services. As of December 31, 2003, the Company had ownership interests in 15 communities, which include communities that have independent living and other services that provide assisted living services, with an aggregate capacity for 759 residents. The residents of the Company’s assisted living residences generally need help with some or all ADLs, but do not require the more acute medical care traditionally given in nursing homes. Upon admission to the Company’s assisted living communities, and in consultation with the resident, the resident’s family and medical consultants, each resident is assessed to determine his or her health status, including functional abilities and need for personal care services. The resident also completes a lifestyles assessment to determine the resident’s preferences. From these assessments, a care plan is developed for each resident to ensure that all staff members who render care meet the specific needs and preferences of each resident where possible. Each resident’s care plan is reviewed periodically to determine when a change in care is needed.

      The Company has adopted a philosophy of assisted living care that allows a resident to maintain a dignified independent lifestyle. Residents and their families are encouraged to be partners in the residents’ care and to take as much responsibility for their well being as possible. The basic types of assisted living services offered by the Company include the following:

Personal Care Services. These services include assistance with ADLs such as ambulation, bathing, dressing, eating, grooming, personal hygiene, and monitoring or assistance with medications.

Support Services. These services include meals, assistance with social and recreational activities, laundry services, general housekeeping, maintenance services and transportation services.

Supplemental Services. These services include extra transportation services, personal maintenance, extra laundry services, and special care services, such as services for residents with certain forms of dementia. Certain of these services require an extra charge in addition to the pricing levels described below.

      In pricing its services, the Company has developed the following three levels or tiers of assisted living care:

•	Level I typically provides for minimum levels of care and service, for which the Company generally charges a monthly fee per resident ranging from $1,725 to $5,010, depending upon unit size and the project design type. Typically, Level I residents need minimal assistance with ADLs.

•	Level II provides for relatively higher levels and increased frequency of care, for which the Company generally charges a monthly fee per resident ranging from $1,870 to $5,310, depending upon the unit size and the project design type. Typically, Level II residents require moderate assistance with ADLs and may need additional personal care, support and supplemental services.

•	Level III provides for the highest level of care and service, for which the Company generally charges a monthly fee per resident ranging from $1,970 to $5,710, depending upon the unit size and the project design type. Typically, Level III residents are either very frail or impaired and utilize many of the Company’s services on a regular basis.

Skilled Nursing Services

      In its skilled nursing facilities, the Company provides traditional long-term care through 24-hour-per-day skilled nursing care by registered nurses, licensed practical nurses and certified nursing assistants. The Company also offers a comprehensive range of restorative nursing and rehabilitation services in its communities including, but not limited to, physical, occupational, speech and medical social services. As of December 31, 2003, the Company had ownership interests in two facilities providing a continuum of care that provide nursing services with an aggregate capacity for 170 residents.

Home Care Services

      As of December 31, 2003, the Company provided private pay, home care services to clients at one senior living community through the Company’s home care agency and made home care services available to residents at a majority of its senior living communities through third-party providers. The Company believes that the provision of private pay, home care services is an attractive adjunct to its independent living services because it allows the Company to provide more services to its residents as they age in place and increases the length of stay in the Company’s communities. In addition, the Company makes available to residents certain customized physician, dentistry, podiatry and other health-related services that may be offered by third-party providers.

Operating Communities

      The table below sets forth certain information with respect to senior living communities owned and managed by the Company as of December 31, 2003.

		Resident
		Capacity(1)
							Commencement
Community		IL	AL	SN	Total	Ownership(2)	of Operations(3)

Owned:
Canton Regency	Canton, OH	164	34	50	248	100%	03/91
Crosswood Oaks	Sacramento, CA	127	—	—	127	100%	01/92
Gramercy Hill	Lincoln, NE	101	59	—	160	100%	10/98
Independence Village	East Lansing, MI	162	—	—	162	100%	08/00
Independence Village	Peoria, IL	173	—	—	173	100%	08/00
Independence Village	Raleigh, NC	177	—	—	177	100%	08/00
Independence Village	Winston-Salem, NC	161	—	—	161	100%	08/00
Heatherwood	Detroit, MI	188	—	—	188	100%	01/92
Sedgwick Plaza	Wichita, KS	134	35	—	169	100%	08/00
Tesson Heights	St. Louis, MO	140	58	—	198	100%	10/98

		Resident
		Capacity(1)
							Commencement
Community		IL	AL	SN	Total	Ownership(2)	of Operations(3)

Towne Centre	Merrillville, IN	165	—	120	285	100%	03/91
Veranda Club	Boca Raton, FL	235	—	—	235	100%	01/92
Waterford at Columbia	Columbia, SC	136	—	—	136	100%	11/00
Waterford at Deer Park	Deer Park, TX	136	—	—	136	100%	11/00
Waterford at Edison Lakes	South Bend, IN	136	—	—	136	100%	12/00
Waterford at Fairfield	Fairfield, OH	136	—	—	136	100%	11/00
Waterford at Highland Colony	Jackson, MS	136	—	—	136	100%	11/00
Waterford at Iron Bridge	Springfield, MO	136	—	—	136	100%	06/01
Waterford at Mansfield	Mansfield, OH	136	—	—	136	100%	10/00
Waterford at Pantego	Pantego, TX	136	—	—	136	100%	12/00
Waterford at Plano	Plano, TX	111	45	—	156	100%	12/00
Wellington at Arapaho	Richardson, TX	109	45	—	154	100%	05/02
Wellington at North Richland	North Richland
Hills, TX	Hills, TX	136	—	—	136	100%	01/02
Wellington at Oklahoma City	Oklahoma City, OK	136	—	—	136	100%	11/00

Affiliates:		3,507	276	170	3,953
BRE/ CSL
Amberleigh	Buffalo, NY	394	—	—	394	10%	01/92
Cottonwood Village	Cottonwood, AZ	135	47	—	182	10%	03/91
Crown Pointe	Omaha, NE	163	—	—	163	10%	08/00
Harrison at Eagle Valley(4)	Indianapolis, IN	138	—	—	138	10%	03/91
Villa Santa Barbara	Santa Barbara, CA	87	38	—	125	10%	08/00
West Shores	Hot Springs, AR	135	32	—	167	10%	08/00
Triad I
Canton Regency Expansion	Canton, OH	—	62	—	62	1%	01/00
Towne Centre Expansion	Merrillville, IN	—	60	—	60	1%	01/00
Waterford at Fort Worth	Fort Worth, TX	174	—	—	174	1%	06/00
Waterford at Huebner	San Antonio, TX	136	—	—	136	1%	04/99
Waterford at Mesquite	Mesquite, TX	174	—	—	174	1%	09/99
Waterford at Shreveport	Shreveport, LA	136	—	—	136	1%	03/99
Waterford at Thousand Oaks	San Antonio, TX	136	—	—	136	1%	05/00
Spring Meadows Communities:
Libertyville	Libertyville, IL	171	50	—	221	19%	03/01
Naperville	Naperville, IL	166	48	—	214	19%	01/01
Summit	Summit, NJ	—	98	—	98	19%	11/00
Trumbull	Trumbull, CT	117	48	—	165	19%	09/00

Managed:		2,262	483	—	2,745
Atrium of Carmichael	Sacramento, CA	156	—	—	156	N/A	01/92

		5,925	759	170	6,854

(1)	Independent living (IL) residences, assisted living (AL) residences and skilled nursing (SN) beds.

(2)	Those communities shown as 10% owned consist of the Company’s ownership of 10% of the member interests in BRE/ CSL (as defined below). Those communities shown as 1% owned consist of the Company’s ownership of approximately 1% of the partnership interests in Triad I (as defined below). Under the provisions of FASB Interpretation No. 46, the Company consolidated the financial position of Triad I as of December 31, 2003 and the Company will consolidate the results of operations of Triad I beginning January 1, 2004. Those communities shown as 19% owned consist of the Company’s ownership of approximately 19% of the member interests in the four joint ventures which own the Spring Meadows Communities (as defined below).

(3)	Indicates the date on which the Company acquired the owned community or commenced operating the managed community. The Company operated certain of its communities pursuant to management agreements prior to acquiring interests in the communities.

(4)	The Company’s home care agency is on-site at The Harrison at Eagle Valley community.

Third-Party Management Contracts

      The Company is party to a series of property management agreements (the “BRE/ CSL Management Agreements”) with three joint ventures (collectively “BRE/ CSL”) owned 90% by an affiliate of Blackstone Real Estate Advisors (“Blackstone”) and 10% by the Company, which collectively own and operate six senior living communities. The BRE/ CSL Management Agreements extend until various dates through June 2008. The BRE/ CSL Management Agreements provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. The Company earned $0.8 million under the terms of the BRE/ CSL Management Agreements for the year ended December 31, 2003.

      The Company is party to a series of property management agreements (the “Spring Meadows Agreements”) with affiliates of Lehman Brothers (“Lehman”) to operate four independent living and assisted living communities (the “Spring Meadows Communities”) owned by joint ventures in which Lehman and the Company are members. In December 2002, the Company acquired from affiliates of LCOR Incorporated (“LCOR”) its approximate 19% member interests in the four joint ventures that own the four Spring Meadows Communities as well as loans made by LCOR to the joint ventures for $0.9 million, in addition to funding $0.4 million for working capital and anticipated negative cash requirements of the communities. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. Three Spring Meadows Agreements provided for a base management fee of the greater of $15,000 per month or 5% of gross revenues, plus an incentive fee equal to 25% of the excess cash flow over budgeted amounts. The remaining Spring Meadows Agreement provides for a base management fee of the greater of $13,321 per month or 5% of gross revenues, plus an incentive fee equal to 25% of the excess cash flow over budgeted amounts. The Company manages the communities under long-term management contracts, which extend until December 2010, with a five-year renewal at the Company’s option. In addition, the Company will receive an asset management fee of 0.75% of annual revenues relating to each of the four communities. The Company earned $1.1 million under the terms of the Spring Meadows Agreements for the year ended December 31, 2003.

      The Company is party to a series of property management agreements (the “Triad I Management Agreements”) pursuant to arrangements with Triad Senior Living I, LP (“Triad I”), a partnership affiliated with Lehman, which collectively owns and operates five senior living communities and two expansions. The Company has an approximate 1% limited partnership interest in Triad I. The Triad I Management Agreements extend until September 2022. The Triad I Management Agreements provide for a base management fee of the greater of $5,000 per month or 5% of gross revenue plus reimbursement for costs and expenses related to the communities. The Company earned $0.7 million under the terms of the Triad I Management Agreements for the year ended December 31, 2003.

      During the first six months of fiscal 2003, the Company was party to a series of property management agreements (the “Triad Entities Agreements”) with four partnerships (Triad Senior Living II, L.P., Triad Senior Living III, L.P., Triad Senior Living IV, L.P. and Triad Senior Living V, L.P., collectively the “Triad Entities”) affiliated with Triad Senior Living, Inc., which collectively own and operate 12 senior living communities. The Company had an approximate 1% limited partnership interest in each of the Triad Entities. The Triad Entities Management Agreements extended until September 2022. The Triad Entities Management Agreements provided for a base management fee of the greater of $5,000 per month or 5% of gross revenue plus reimbursement for costs and expenses related to the communities. The Company earned $0.5 million under the terms of the Triad Entities Management Agreements for the year ended December 31, 2003. Effective as of July 1, 2003, the Company acquired the partnership interests of the general partner and the other third party limited partnership interests in the Triad Entities that it did not already own and effective with these transactions the Company wholly owns each of the Triad Entities.

      The Company is party to a property management agreement (the “SHP Management Agreement”) with Senior Housing Partners II, LP (“SHP”), a fund managed by Prudential Real Estate Investors (“Prudential”), which owns one senior living community. The SHP Management Agreement extends until June 2008 and provides for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. The Company earned $42,000 under the terms of the SHP Management Agreement for the year ended December 31, 2003.

      The Company was party to three separate property management agreements (the “Buckner Agreements”) with Buckner Retirement Services, Inc. (“Buckner”), a not-for-profit corporation that operates three senior living communities. The Buckner Agreements commenced in April 1996, January 1998 and June 2000 and were scheduled to expire in March 2001, December 2002 and May 2005, respectively, except that either party could terminate the agreements for cause under limited circumstances.

      The Buckner Agreement for the Westminister Place facility expired on its own terms in March of 2001. All obligations for the Buckner Agreement for Parkway Place facility were settled in October 2002. With respect to the Calderwoods facility, the Company and Buckner entered into a Management Termination, Consulting, Licensing and Transfer Agreement (the “Calderwoods Termination Agreement”) effective September 30, 2001 whereby the Company and Buckner mutually agreed to terminate the Management Agreement then in place between the parties. Under the terms of the Calderwoods Termination Agreement, the Company will continue to provide certain consulting services and earn a consulting/licensing fee of 3.5% of the facility’s gross revenues through December 31, 2001 and 3.0% of the facility’s gross revenues beginning on January 1, 2002 and continuing through May 31, 2005. Subsequent to December 31, 2002, the Company and Buckner entered into an agreement whereby Buckner paid the Company $0.3 million to terminate Buckner’s future consulting/licensing fee obligations under the Calderwoods Termination Agreement.

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

      The following are the principal elements of the Company’s growth strategy:

Organic Growth

      The Company intends to continue to focus on the lease-up of its non-stabilized communities and to improve its occupancy and operating margins of its stabilized communities. The Company continually seeks to maintain and improve occupancy rates by: (i) retaining residents as they “age in place” by extending optional care and service programs; (ii) attracting new residents through the on-site marketing programs focused on residents and family members; (iii) selecting sites in underserved markets; (iv) aggressively seeking referrals from professional community outreach sources, including area religious organizations, senior social service programs, civic and business networks, as well as the medical community; and (v) continually refurbishing and renovating its communities.

Pursue Strategic Acquisitions

      The Company intends to continue to pursue single or portfolio acquisitions of senior living communities. Through strategic acquisitions or joint venture investments, the Company will seek to enter new markets or acquire communities in existing markets as a means to increase market share, augment existing clusters, strengthen its ability to provide a broad range of care, and create operating efficiencies. As the industry continues to consolidate, the Company believes that opportunities will arise to acquire other senior living companies. The Company believes that the current fragmented nature of the senior living industry, combined with the Company’s financial resources, national presence, and extensive contacts within the industry, can be expected to provide it with the opportunity to evaluate a number of potential acquisition opportunities in the future. In reviewing acquisition opportunities, the Company will consider, among other things, geographic location, competitive climate, reputation and quality of management and communities, and the need for renovation or improvement of the communities.

Pursue Management Agreements

      The Company intends to pursue single or portfolio management opportunities for senior living communities. The Company believes that its management infrastructure and proven operating track record will allow the Company to take advantage of increased opportunities in the senior living market for new management contracts and other transactions. In addition, the Company will manage the communities acquired by BRE/ CSL under long-term management contracts.

Pursue Development Agreements for New Senior Living Communities for Third Parties

      Since 1999 the Company has developed and opened 17 new senior living communities and expanded two communities for third parties. In addition, the Company has provided pre-opening marketing services for four communities owned by a third party. The Company intends to continue to pursue opportunities to provide third parties development and marketing services.

Expand Referral Networks

      The Company intends to continue to develop relationships with local and regional hospital systems, managed care organizations and other referral sources to attract new residents to the Company’s communities. In certain circumstances these relationships may involve strategic alliances or joint ventures. The Company believes that such arrangements or alliances, which could range from joint marketing arrangements to priority transfer agreements, will enable it to be strategically positioned within the Company’s markets if, as the Company believes, senior living programs become an integral part of the evolving health care delivery system.

Operations

Centralized Services

      The Company’s national corporate office in Dallas, Texas provides various administrative services to the Company’s communities so that the community-based management and staff can focus their efforts on resident care. These services include centralized accounting, finance, human resources, training and other related services. The Company’s corporate office is generally responsible for: (i) establishing Company-wide policies and procedures relating to, among other things, resident care and operations; (ii) performing accounting functions; (iii) developing employee training programs and materials; (iv) coordinating human resources; (v) coordinating marketing functions; and (vi) providing strategic direction. In addition, financing, development, construction and acquisition activities, including feasibility and market studies, and community design, development, and construction management are conducted by the Company’s corporate offices.

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

Regional Management

      The Company provides oversight and support to each of its senior living communities through experienced regional and district managers. A district manager will oversee the marketing and operations of two to four communities clustered in a small geographic area. A regional manager will cover a larger geographic area consisting of seven to twelve communities. In most cases, the district and regional managers will office out of the Company’s senior living communities. Currently there are regional managers based in the Northeast, Midwest, Southwest and West regions.

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

      The assisted living and skilled nursing components of the senior living communities are managed by licensed professionals, such as a nurse and/or a licensed administrator. These licensed professionals have many of the same operational responsibilities as the Company’s executive directors, but their primary responsibility is to oversee resident care. Many of the Company’s senior living communities and both of its skilled nursing facilities are part of a campus setting, which include independent living. This campus arrangement allows for cross-utilization of certain support personnel and services, including administrative functions that result in greater operational efficiencies and lower costs than freestanding facilities.

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

Quality Assurance

      Quality assurance programs are coordinated and implemented by the Company’s corporate and regional staff. The Company’s quality assurance is targeted to achieve maximum resident and resident family member satisfaction with the care and services delivered by the Company. The Company’s primary focus in quality control monitoring includes routine in-service training and performance evaluations of caregivers and other support employees. Additional quality assurance measures include:

      Resident and Resident’s Family Input. On a routine basis the Company provides residents and their family members the opportunity to provide valuable input regarding the day-to-day delivery of services. On-site management at each community has fostered and encouraged active resident councils and resident committees who meet independently. These resident bodies meet with on-site management on a monthly basis to offer input and suggestions as to the quality and delivery of services. Additionally, at each community the Company conducts annual resident satisfaction surveys to further monitor the satisfaction levels of both residents and their family members. These surveys are sent directly to the corporate headquarters for tabulation and distribution to on-site staff and residents. For 2003 and 2002, the Company achieved a 96% and a 97%, respectively, approval rating from its residents. For any departmental area of service scoring below a 90%, a plan of correction is developed jointly by on-site, regional and corporate staff for immediate implementation.

      Regular Community Inspections. On a monthly basis, a community inspection is conducted by regional and/or corporate staff. Included as part of this inspection is the monitoring of the overall appearance and maintenance of the community interiors and grounds. The inspection also includes monitoring staff professionalism and departmental reviews of maintenance, housekeeping, activities, transportation, marketing, administration and food and health care services, if applicable. The monthly inspection also includes observing of residents in their daily activities and the community’s compliance with government regulations.

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

Marketing

      Each community is staffed by on-site sales directors and additional marketing/sales staff depending on the community size and occupancy status. The primary focus of the on-site marketing staff is to create awareness of the community and its services among prospective residents and family members, professional referral sources and other key decision makers. These efforts incorporate an aggressive marketing plan to include monthly and annual goals for leasing, new lead generation, prospect follow up, community outreach and resident and family referrals. Additionally, the marketing plan includes a calendar of promotional events and a comprehensive media program. On-site marketing departments perform a competing community assessment quarterly. Corporate and regional marketing directors monitor the on-site marketing departments’ effectiveness and productivity on a monthly basis. Routine detailed marketing department audits are performed on an annual basis or more frequently if deemed necessary. Corporate and regional personnel assist in the development of marketing strategies for each community and produce creative media, assist in direct mail programs and necessary marketing collateral. Ongoing sales training of on-site marketing/sales staff is implemented by corporate and regional marketing directors.

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

Government Regulation

      Changes in existing laws and regulations, adoption of new laws and regulations and new interpretations of existing laws and regulations could have a material effect on the Company’s operations. Failure by the Company to comply with applicable regulatory requirements could have a material adverse effect on the Company’s business, financial condition, and results of operations. Accordingly, the Company monitors legal and regulatory developments on local and national levels.

      The health care industry is subject to extensive regulation and frequent regulatory change. At this time, no federal laws or regulations specifically regulate assisted or independent living residences. While a number of states have not yet enacted specific assisted living regulations, certain of the Company’s assisted living communities are subject to regulation, licensing, Certificate of Need and permitting by state and local health care and social service agencies and other regulatory authorities. While such requirements vary from state to state, they typically relate to staffing, physical design, required services and resident characteristics. The Company believes that such regulation will increase in the future. In addition, health care providers are receiving increased scrutiny under anti-trust laws as integration and consolidation of health care delivery increases and affects competition. The Company’s communities are also subject to various zoning restrictions, local building codes, and other ordinances, such as fire safety codes. Failure by the Company to comply with applicable regulatory requirements could have a material adverse effect on the Company’s business, financial condition, and results of operations. Regulation of the assisted living industry is evolving. The Company is unable to predict the content of new regulations and their effect on its business. There can be no assurance that the Company’s operations will not be adversely affected by regulatory developments.

      The Company believes that its communities are in substantial compliance with applicable regulatory requirements. However, in the ordinary course of business, one or more of the Company’s communities could be cited for deficiencies. In such cases, the appropriate corrective action would be taken. To the Company’s knowledge, no material regulatory actions are currently pending with respect to any of the Company’s communities.

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

      The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), in conjunction with the federal regulations promulgated thereunder by the Department of Health and Human Services, has established, among other requirements, standards governing the privacy of certain protected and individually identifiable health information (“PHI”) that is created, received or maintained by a range of covered entities. HIPAA has also established standards governing uniform health care transactions and the codes and identifiers to be used by the covered entities as part of these transactions. During 2005, standards governing the security of certain electronic transactions conducted by covered entities will go into effect. Penalties for violations can range from civil money penalties for errors and negligent acts to criminal fines and imprisonment for knowing and intentional misconduct. HIPAA is a complex set of regulations and many unanswered questions remain with respect to the manner in which HIPAA applies to businesses such as those operated by the Company.

      In addition, the Company is subject to various federal, state and local environmental laws and regulations. Such laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial and the liability of an owner or operator as to any property is generally not limited under such laws and regulations and could exceed the property’s value and the aggregate assets of the owner or operator. The presence of these substances or failure to remediate such contamination properly may also adversely affect the owner’s ability to sell or rent the property, or to borrow using the property as collateral. Under these laws and regulations, an owner, operator or an entity that arranges for the disposal of hazardous or toxic substances, such as asbestos-containing materials, at a disposal site may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the disposal site. In connection with the ownership or operation of its properties, the Company could be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties. The Company has completed Phase I environmental audits of substantially all of the communities in which the Company owns interests, typically at the time of acquisition, and such audits have not revealed any material environmental liabilities that exist with respect to these communities.

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

Competition

      The senior living industry is highly competitive, and the Company expects that all segments of the industry will become increasingly competitive in the future. Although there are a number of substantial companies active in the senior living industry and in the markets in which the Company operates, the industry continues to be very fragmented and characterized by numerous small operators. The Company competes with American Retirement Corporation, ARV Assisted Living, Inc., Brookdale Living Communities, Emeritus Corporation, Holiday Retirement Corporation and Sunrise Assisted Living, Inc. The Company believes that the primary competitive factors in the senior living industry are: (i) location; (ii) reputation for and commitment to a high quality of service; (iii) quality of support services offered (such as food services); (iv) price of services; and (v) physical appearance and amenities associated with the communities. The Company competes with other companies providing independent living, assisted living, skilled nursing, home health care, and other similar service and care alternatives, some of whom may have greater financial resources than the Company. Because seniors tend to choose senior living communities near their homes, the Company’s principal competitors are other senior living and long-term care communities in the same geographic areas as the Company’s communities. The Company also competes with other health care businesses with respect to attracting and retaining nurses, technicians, aides and other high quality professional and non-professional employees and managers.

Risk Factors

      The Company’s business involves various risks. When evaluating the Company’s business the following information should be carefully considered in conjunction with the other information contained in our periodic filings with the Securities and Exchange Commission. Additional risks and uncertainties not known to the Company currently or that currently the Company deems to be immaterial also may impair the Company’s business operations. If the Company is unable to prevent events that have a negative effect from occurring, then the Company’s business may suffer. Negative events are likely to decrease the Company’s revenue, increase its costs, make its financial results poorer and/or decrease its financial strength, and may cause its stock price to decline.

The Company has significant debt. The Company’s failure to generate cash flow sufficient to cover required interest and principal payments could result in defaults of the related debt.

      As of December 31, 2003, the Company had mortgage and other indebtedness totaling approximately $279.0 million. As of December 31, 2003, the Company had approximately $23.5 million of mortgage and other indebtedness that was payable on or prior to December 31, 2004 of which $13.7 million has been repaid in February 2004. The Company cannot assure you that it will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover required interest, principal and, if applicable, operating lease payments. Any payment or other default could cause the applicable lender to foreclose upon the communities securing the indebtedness or, if applicable, in the case of an operating lease, could terminate the lease, with a consequent loss of income and asset value to the Company. Further, because some of the Company’s mortgages contain cross-default and cross-collateralization provisions, a payment or other default by the Company with respect to one community could affect a significant number of the Company’s other communities.

The Company’s failure to comply with financial covenants contained in debt instruments could result in the acceleration of the related debt.

      There are various financial covenants and other restrictions in the Company’s debt instruments, including provisions which:

•	require the Company to meet specified financial tests at the parent company level, which include, but are not limited to, liquidity requirements, EBITDA requirements, tangible net worth requirements, a current ratio test and net operating income requirements;

•	require the Company to meet specified financial tests at the community level, which include, but are not limited to, occupancy requirements, EBITDA requirements, debt service coverage tests, cash flow tests and net operating income requirements; and

•	require consent for changes in control of the Company.

      If the Company fails to comply with any of these requirements, then the related indebtedness could become due and payable prior to its stated maturity date. The Company cannot assure you that it could pay this debt if it became due.

The Company will require additional financing and/or refinancings in the future.

      The Company’s ability to meet its long-term capital requirements, including the repayment of certain long-term debt obligations, will depend, in part, on its ability to obtain additional financing or refinancings on acceptable terms from available financing sources, including through the use of mortgage financing, joint venture arrangements, by accessing the debt and/or equity markets and possibly through operating leases or other types of financing, such as lines of credit. There can be no assurance that the financing or refinancings will be available or that, if available, it will be on terms acceptable to the Company. Moreover, raising additional funds through the issuance of equity securities could cause existing stockholders to experience dilution and could adversely affect the market price of the Company’s common stock. The Company’s inability to obtain additional financing or refinancings on terms acceptable to the Company could delay or eliminate some or all of the Company’s growth plans, necessitate the sales of assets at unfavorable prices or both, and would have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s current floating rate debt, and any future floating rate debt, exposes it to rising interest rates.

      Certain of the Company’s present indebtedness is based on floating interest rates. Future indebtedness and, if applicable, lease obligations may be based on floating interest rates prevailing from time to time. Therefore, increases in prevailing interest rates could increase the Company’s interest or lease payment obligations and could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company cannot assure you that it will be able to effectively manage its growth.

      The Company intends to expand its operations, directly or indirectly, through the acquisition of new senior living communities, the expansion of some of its existing senior living communities and through the increase in the number of communities which it manages under management agreements. The success of the Company’s growth strategy will depend, in large part, on its ability to implement these plans and to effectively operate these communities. If the Company is unable to manage its growth effectively, its business, results of operations and financial condition may be adversely affected.

The Company cannot assure you that it will be able to acquire additional senior living communities or expand existing senior living communities.

      The acquisition of existing communities or other businesses involves a number of risks. Existing communities available for acquisition frequently serve or target different markets than those presently served by the Company. The Company may also determine that renovations of acquired communities and changes in staff and operating management personnel are necessary to successfully integrate those communities or businesses into its existing operations. The costs incurred to reposition or renovate newly acquired communities may not be recovered by the Company. In undertaking acquisitions, the Company also may be adversely impacted by unforeseen liabilities attributable to the prior operators of those communities or businesses, against whom it may have little or no recourse. The success of the Company’s acquisition strategy will be determined by numerous factors, including its ability to identify suitable acquisition candidates; the competition for those acquisitions; the purchase price; the requirement to make operational or structural changes and improvements; the financial performance of the communities or businesses after acquisition; its ability to finance the acquisitions; and its ability to integrate effectively any acquired communities or businesses into its management, information, and operating systems. The Company cannot assure you that its acquisition of senior living communities or other businesses will be completed at the rate currently expected, if at all, or if completed, that any acquired communities or businesses will be successfully integrated into its operations.

      The Company’s ability to successfully expand existing senior living communities will depend on a number of factors, including, but not limited to, its ability to acquire suitable sites for expansion at reasonable prices; its success in obtaining necessary zoning, licensing, and other required governmental permits and authorizations; and its ability to control construction costs and accurately project completion schedules. Additionally, the Company anticipates that the expansion of existing senior living communities may involve a substantial commitment of capital for a period of time of two years or more until the expansions are operating and producing revenue, the consequence of which could be an adverse impact on its liquidity. The Company cannot assure you that its expansion of existing senior living communities will be completed at the rate currently expected, if at all, or if completed, that such expansions will be profitable.

Termination of resident agreements and resident attrition could affect adversely the Company’s revenues and earnings.

      State regulations governing assisted living facilities require written resident agreements with each resident. Most of these regulations also require that each resident have the right to terminate the resident agreement for any reason on reasonable notice. Consistent with these regulations, the resident agreements signed by the Company allow residents to terminate their agreement on 30 days’ notice. Thus, the Company cannot contract with residents to stay for longer periods of time, unlike typical apartment leasing arrangements that involve lease agreements with specified leasing periods of up to a year or longer. If a large number of residents elected to terminate their resident agreements at or around the same time, then the Company’s revenues and earnings could be adversely affected. In addition, the advanced age of the Company’s average resident means that the resident turnover rate in the Company’s senior living facilities may be difficult to predict.

The Company largely relies on private pay residents. Circumstances that adversely effect the ability of the elderly to pay for the Company’s services could have a material adverse effect on the company.

      Approximately 95% and 96% of the Company’s total revenues from communities that it owned and managed for the year ended December 31, 2003 and 2002, respectively, were attributable to private pay sources. For the same periods, approximately 5% and 4% of the Company’s revenues from these communities were attributable to reimbursements from Medicare and Medicaid. The Company expects to continue to rely primarily on the ability of residents to pay for the Company’s services from their own or familial financial resources. Inflation or other circumstances that adversely affect the ability of the elderly to pay for the Company’s services could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company is subject to some particular risks related to third-party management agreements.

      The Company currently manages one senior living community for a third party and 17 senior living communities for joint ventures in which it has a minority interest pursuant to multi-year management agreements. The management agreements generally have initial terms of between five and ten years, subject to certain renewal rights. Under these agreements the Company provides management services to third party and joint venture owners to operate senior living communities and has provided, and may in the future provide, management and consulting services to third parties on market and site selection, pre-opening sales and marketing, start-up training and management services for facilities under development and construction. In most cases, either party to the agreements may terminate them upon the occurrence of an event of default caused by the other party. In addition, subject to the Company’s rights to cure deficiencies, community owners may terminate the Company as manager if any licenses or certificates necessary for operation are revoked, or if the Company has a change of control. Also, in some instances, a community owner may terminate the management agreement relating to a particular community if the Company is in default under other management agreements relating to other communities owned by the same community owner or its affiliates. In addition, in certain cases the community owner may terminate the agreement upon 30 days’ notice to the Company in the event of a sale of the community. In those agreements, which are terminable in the event of a sale of the community, the Company has certain rights to offer to purchase the community. The termination of a significant portion of the Company’s management agreements could have a material adverse effect on its business, financial condition and results of operations.

Performance of the Company’s obligations under its joint venture arrangements could have a material adverse effect on the Company.

      The Company holds minority interests ranging from approximately 1% to 19% in several joint ventures with affiliates of Lehman and Blackstone. The Company also manages the communities owned by these joint ventures. Under the management agreements for the seven communities owned by Triad I, a joint venture with an affiliate of Lehman, the Company is obligated to loan funds to Triad I to cover operating deficits. Under the joint venture agreements with Blackstone covering four communities, the Company is obligated to forego distributions if certain cash flow targets are not met. Also in the Blackstone joint ventures, the Company is obligated to contribute additional capital if both parties agree to make additional acquisitions. The Company is subject to various non-compete provisions under the management agreements with the Blackstone joint ventures and certain of the Lehman joint ventures, which may impede its ability to conduct business in desirable areas. The Company has existing loans, which the Company has made to Triad I, and the other Lehman joint ventures; since the Company holds minority interests in these joint ventures, the Company cannot control repayment of these loans. All of the management agreements with the joint ventures contain termination and renewal provisions. The Company does not control joint venture decisions covering termination or renewal. Performance of the above obligations or termination or non-renewal of the management agreements could have a material adverse effect on the Company’s business, financial condition and results of operations.

The senior living services industry is very competitive and some competitors have substantially greater financial resources than the Company.

      The senior living services industry is highly competitive, and the Company expects that all segments of the industry will become increasingly competitive in the future. The Company competes with other companies providing independent living, assisted living, skilled nursing, home health care and other similar services and care alternatives. The Company also competes with other health care businesses with respect to attracting and retaining nurses, technicians, aides and other high quality professional and non-professional employees and managers. Although the Company believes there is a need for senior living communities in the markets where it operates residences, the Company expects that competition will increase from existing competitors and new market entrants, some of whom may have substantially greater financial resources than the Company. In addition, some of the Company’s competitors operate on a not-for-profit basis or as charitable organizations and have the ability to finance capital expenditures on a tax-exempt basis or through the receipt of charitable contributions, neither of which are available to the Company. Furthermore, if the development of new senior living communities outpaces the demand for those communities in the markets in which the Company has senior living communities, those markets may become saturated. Regulation in the independent and assisted living industry, which represents a substantial portion of the Company’s senior living services, is not substantial. Consequently, development of new senior living communities could outpace demand. An oversupply of those communities in the Company’s markets could cause the Company to experience decreased occupancy, reduced operating margins and lower profitability.

The Company relies on the services of key executive officers and the loss of these officers or their services could have a material adverse effect on the Company.

      The Company depends on the services of its executive officers for its management. The loss of some of the Company’s executive officers and the inability to attract and retain qualified management personnel could affect its ability to manage its business and could adversely effect its business, financial condition and results of operations.

A significant increase in the Company’s labor costs could have a material adverse effect on the Company.

      The Company competes with other providers of senior living services with respect to attracting and retaining qualified management personnel responsible for the day-to-day operations of each of its communities and skilled personnel responsible for providing resident care. A shortage of nurses or trained personnel may require the Company to enhance its wage and benefits package in order to compete in the hiring and retention of these personnel or to hire more expensive temporary personnel. The Company also will be dependent on the available labor pool of semi-skilled and unskilled employees in each of the markets in which it operates. No assurance can be given that the Company’s labor costs will not increase, or that, if they do increase, they can be matched by corresponding increases in rates charged to residents. Any significant failure by the Company to control its labor costs or to pass on any increased labor costs to residents through rate increases could have a material adverse effect on its business, financial condition and results of operations.

There is an inherent risk of liability in the provision of personal and health care services, not all of which may be covered by insurance.

      The provision of personal and health care services in the long-term care industry entails an inherent risk of liability. In recent years, participants in the long-term care industry have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and result in the incurrence of significant defense costs. Moreover, senior living communities offer residents a greater degree of independence in their daily living. This increased level of independence may subject the resident and, therefore, the Company to risks that would be reduced in more institutionalized settings. The Company currently maintains insurance in amounts it believes are comparable to that maintained by other senior living companies based on the nature of the risks, the Company’s historical experience and industry standards, and the Company believes that this insurance coverage is adequate. However, the Company may become subject to claims in excess of its insurance or claims not covered by its insurance, such as claims for punitive damages, terrorism and natural disasters. A claim against the Company not covered by, or in excess of, its insurance could have a material adverse effect upon the Company.

      In addition, the Company’s insurance policies must be renewed annually. Based upon poor loss experience, insurers for the long-term care industry have become increasingly wary of liability exposure. A number of insurance carriers have stopped writing coverage to this market, and those remaining have increased premiums and deductibles substantially. Therefore, the Company cannot assure you that that it will be able to obtain liability insurance in the future or that, if that insurance is available, it will be available on acceptable economic terms.

The Company is subject to government regulations and compliance, some of which are burdensome and some of which may change to the Company’s detriment in the future.

      Federal and state governments regulate various aspects of the Company’s business. The development and operation of senior living communities and the provision of health care services are subject to federal, state and local licensure, certification and inspection laws that regulate, among other matters, the number of licensed beds, the provision of services, the distribution of pharmaceuticals, billing practices and policies, equipment, staffing (including professional licensing), operating policies and procedures, fire prevention measures, environmental matters and compliance with building and safety codes. Failure to comply with these laws and regulations could result in the denial of reimbursement, the imposition of fines, temporary suspension of admission of new residents, suspension or decertification from the Medicare program, restrictions on the ability to acquire new communities or expand existing communities and, in extreme cases, the revocation of a community’s license or closure of a community. The Company believes that such regulation will increase in the future and the Company is unable to predict the content of new regulations or their effect on its business, any of which could materially adversely affect the Company.

      Various states, including several of the states in which the Company currently operates, control the supply of licensed skilled nursing beds, assisted living communities and home health care agencies through Certificate of Need (CON) or other programs. In those states, approval is required for the construction of new health care communities, the addition of licensed beds and some capital expenditures at those communities, as well as the opening of a home health care agency. To the extent that a CON or other similar approval is required for the acquisition or construction of new communities, the expansion of the number of licensed beds, services, or existing communities, or the opening of a home health care agency, the Company could be adversely affected by its failure or inability to obtain that approval, changes in the standards applicable for that approval, and possible delays and expenses associated with obtaining that approval. In addition, in most states, the reduction of the number of licensed beds or the closure of a community requires the approval of the appropriate state regulatory agency and, if the Company were to seek to reduce the number of licensed beds at, or to close, a community, the Company could be adversely affected by a failure to obtain or a delay in obtaining that approval.

      Federal and state anti-remuneration laws, such as “anti-kickback” laws, govern some financial arrangements among health care providers and others who may be in a position to refer or recommend patients to those providers. These laws prohibit, among other things, some direct and indirect payments that are intended to induce the referral of patients to, the arranging for services by, or the recommending of, a particular provider of health care items or services. Federal anti-kickback laws have been broadly interpreted to apply to some contractual relationships between health care providers and sources of patient referral. Similar state laws vary, are sometimes vague, and seldom have been interpreted by courts or regulatory agencies. Violation of these laws can result in loss of licensure, civil and criminal penalties, and exclusion of health care providers or suppliers from participation in Medicare and Medicaid programs. There can be no assurance that those laws will be interpreted in a manner consistent with the Company’s practices.

      Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist that also may require modifications to existing and planned communities to create access to the properties by disabled persons. Although the Company believes that its communities are substantially in compliance with present requirements or are exempt therefrom, if required changes involve a greater expenditure than anticipated or must be made on a more accelerated basis than anticipated, additional costs would be incurred by the Company. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons, the costs of compliance with which could be substantial.

      The Health Insurance Portability and Accountability Act of 1996, in conjunction with the federal regulations promulgated thereunder by the Department of Health and Human Services, has established, among other requirements, standards governing the privacy of certain protected and individually identifiable health information that is created, received or maintained by a range of covered entities. HIPAA has also established standards governing uniform health care transactions and the codes and identifiers to be used by the covered entities as part of these transactions. During 2005, standards governing the security of certain electronic transactions conducted by covered entities will go into effect. Penalties for violations can range from civil money penalties for errors and negligent acts to criminal fines and imprisonment for knowing and intentional misconduct. HIPAA is a complex set of regulations and many unanswered questions remain with respect to the manner in which HIPAA applies to businesses such as those operated by the Company.

The Company may be subject to liability for environmental damages.

      Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at the property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean up costs incurred by those parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants, and liability under these laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The costs of investigation, remediation or removal of the substances may be substantial, and the presence of the substances, or the failure to properly remediate the property, may adversely affect the owner’s ability to sell or lease the property or to borrow using the property as collateral. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or remediation of the substances at the disposal or treatment facility, whether or not the facility is owned or operated by the person. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. If the Company becomes subject to any of these claims the costs involved could be significant and could have a material adverse effect on its business, financial condition and results of operations.

Employees

      As of December 31, 2003, the Company employed 2,336 persons, of which 1,215 were full-time employees (51 of whom are located at the Company’s corporate offices) and 1,121 were part-time employees. None of the Company’s employees is currently represented by a labor union and the Company is not aware of any union organizing activity among its employees. The Company believes that its relationship with its employees is good.

Executive Officers and Key Employees

      The following table sets forth certain information concerning each of the Company’s executive officers and key employees as of December 31, 2003:

Name	Age	Position(s) with the Company

Lawrence A. Cohen	50	Chief Executive Officer and Vice Chairman of the Board
James A. Stroud	53	Chairman and Secretary of the Company and Chairman of the Board
Keith N. Johannessen	47	President and Chief Operating Officer
Ralph A. Beattie	54	Executive Vice President and Chief Financial Officer
Rob L. Goodpaster	50	Vice President — National Marketing
David W. Beathard, Sr.	56	Vice President — Operations
David R. Brickman	45	Vice President and General Counsel
Glen H. Campbell	59	Vice President — Development
Jerry D. Lee	43	Corporate Controller
Robert F. Hollister	48	Property Controller

      Lawrence A. Cohen has served as a director and Vice Chairman of the Board since November 1996. He has served as Chief Executive Officer since May 1999 and was Chief Financial Officer from November 1996 to May 1999. From 1991 to 1996, Mr. Cohen served as President and Chief Executive Officer of Paine Webber Properties Incorporated, which controlled a real estate portfolio having a cost basis of approximately $3.0 billion, including senior living facilities of approximately $110.0 million. Mr. Cohen serves on the boards of various charitable organizations, and was a founding member and is on the executive committee of the Board of the American Seniors Housing Association. Mr. Cohen has earned a Masters in Law, is a licensed attorney and is also a Certified Public Accountant. Mr. Cohen has had positions with businesses involved in senior living for 19 years.

      James A. Stroud has served as a director and officer of the Company and its predecessors since January 1986. He currently serves as Chairman and Secretary of the Company and Chairman of the Board. Mr. Stroud also serves on the boards of various educational and charitable organizations, and in varying capacities with several trade organizations, including as a member of the Founder’s Council and Leadership Council of the Assisted Living Federation of America. Mr. Stroud also serves as an Owner/ Operator Advisory Group member to the National Investment Conference and as a Founding Sponsor of The Johns Hopkins University Senior Housing and Care Program. Mr. Stroud was the past President and Member of the board of directors of the National Association for Senior Living Industry Executives. He also was a founder of the Texas Assisted Living Association and served as a member of its board of directors. Mr. Stroud has earned a Masters in Law, is a licensed attorney and is also a Certified Public Accountant. Mr. Stroud has had positions with businesses involved in senior living for 19 years.

      Keith N. Johannessen has served as President of the Company and its predecessors since March 1994, and previously served as Executive Vice President from May 1993 until February 1994. Mr. Johannessen has served as a director and Chief Operating Officer since May 1999. From 1992 to 1993, Mr. Johannessen served as Senior Manager in the health care practice of Ernst & Young. From 1987 to 1992, Mr. Johannessen was Executive Vice President of Oxford Retirement Services, Inc. Mr. Johannessen has served on the State of the Industry and Model Assisted Living Regulations Committees of the American Seniors Housing Association. Mr. Johannessen has been active in operational aspects of senior housing for 25 years.

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

      Rob L. Goodpaster has served as Vice President — National Marketing of the Company and its predecessors since December 1992. From 1990 to 1992, Mr. Goodpaster was National Director for Marketing for Autumn America, an owner and operator of senior housing facilities. Mr. Goodpaster has been active in professional industry associations and formerly served on the Board of Directors for the National Association For Senior Living Industries. Mr. Goodpaster has been active in the operational, development and marketing aspects of senior housing for 27 years.

      David W. Beathard, Sr. has served as Vice President — Operations of the Company and its predecessors since August 1996. From 1992 to 1996, Mr. Beathard owned and operated a consulting firm, which provided operational, marketing, and feasibility consulting regarding senior housing facilities. Mr. Beathard has been active in the operational, sales and marketing, and construction oversight aspects of senior housing for 30 years.

      David R. Brickman has served as Vice President and General Counsel of the Company and its predecessors since July 1992. From 1989 to 1992, Mr. Brickman served as in-house counsel with LifeCo Travel Management Company, a corporation that provided travel services to U.S. corporations. Mr. Brickman has also earned a Masters of Business Administration and a Masters in Health Administration. Mr. Brickman has either practiced law or performed in-house counsel functions for 17 years.

      Glen H. Campbell has served as Vice President — Development of the Company since September 1997. From 1990 to 1997 Mr. Campbell served as Vice President of Development for Greenbrier Corporation, an assisted living development and management company. From 1985 to 1990 Mr. Campbell served as Director of Facility Management for Retirement Corporation of America. Mr. Campbell has been active in the design and development of retirement communities for 29 years.

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

Subsidiaries

      Capital Senior Living Corporation is the parent company of several direct and indirect subsidiaries. Although Capital Senior Living Corporation and its subsidiaries are referred to for ease of reference in this Form 10-K as the Company, these subsidiaries are separately incorporated and maintain their legal existence separate and apart from the parent, Capital Senior Living Corporation.

Item 2.	Properties

      The executive and administrative offices of the Company are located at 14160 Dallas Parkway, Suite 300, Dallas, Texas 75254, and consist of approximately 20,000 square feet. The lease on the premises extends through February 2008. The Company believes that its corporate office facilities are adequate to meet its requirements through at least fiscal 2004 and that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate operations. The Company also leases executive office space in New York, New York pursuant to an annual lease agreement.

      As of December 31, 2003, the Company owned and/or managed the senior living communities referred to in Item 1 above under the caption “Operating Communities.”

Item 3.	Legal Proceedings

      In the fourth quarter of 2002, the Company (and two of its management subsidiaries), Buckner, and a related Buckner entity, and other unrelated entities were named as defendants in a lawsuit in district court in Fort Bend County, Texas brought by the heir of a former resident who obtained nursing home services at Parkway Place from September 1998 to March 2001. The Company managed Parkway Place for Buckner through December 31, 2001. The plaintiff alleges gross negligence, malice and intentional injury in the treatment of the resident at Parkway Place and seeks various damages including wrongful death and punitive damages. The Company’s insurers have hired counsel to defend this claim. The insurers have issued reservation of rights letters, subject to certain exclusions in the applicable insurance policies. The parties are currently going through initial discovery. The Company is unable at this time to estimate its liability, if any, related to this claim. However, the Company denies any wrongdoing and intends to vigorously defend this claim.

      In February 2004, the Company and certain subsidiaries, along with numerous other senior living companies in California, were named as defendants in a lawsuit in a district court in Los Angeles, California. This lawsuit was brought by two public interest groups on behalf of seniors in California residing at the facilities of the defendants. The plaintiffs allege that pre-admission fees charged by the defendants’ facilities were actually security deposits that must be refunded in accordance with California law. The plaintiffs seek restitution, treble damages, penalties, costs and injunctive relief. The Company at this time is unable to estimate its liability, if any, related to this claim. The Company intends to vigorously defend against this claim.

      The Company has other pending claims not mentioned above (“Other Claims”) incurred in the course of its business. Most of these Other Claims are believed by management to be covered by insurance, subject to normal reservations of rights by the insurance companies and possibly subject to certain exclusions in the applicable insurance policies. Whether or not covered by insurance, these Other Claims, in the opinion of management, based on advice of legal counsel, should not have a material effect on the financial statements of the Company if determined adversely to the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of the Company’s security holders during the fourth quarter ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholders Matters

      (a) Market for Common Stock; Dividends; Equity Compensation Plan Information.

Market for Common Stock

      The Company’s shares of common stock are listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “CSU”. The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s common stock, as reported on the NYSE. At March 26, 2004 there were approximately 57 stockholders of record of the Company’s common stock.

Year	High	Low

2003
First Quarter	$2.99	$2.54
Second Quarter	3.38	2.86
Third Quarter	4.95	3.03
Fourth Quarter	6.40	3.95
2002
First Quarter	$4.25	$2.60
Second Quarter	3.80	3.00
Third Quarter	3.30	2.25
Fourth Quarter	2.70	2.03

Dividends

      It is the policy of the Company’s Board of Directors to retain all future earnings to finance the operation and expansion of the Company’s business. Accordingly, the Company has not and does not anticipate declaring or paying cash dividends on the Common Stock in the foreseeable future. The payment of cash dividends in the future will be at the sole discretion of the Company’s Board of Directors and will depend on, among other things, the Company’s earnings, operations, capital requirements, financial condition, restrictions in then existing financing agreements, and other factors deemed relevant by the Board of Directors.

Equity Compensation Plan Information

      The following table presents information relating to the Company’s equity compensation plans as of December 31, 2003:

Number of Securities
	Number of Securities to	Weighted-Average	Remaining Available for
	be Issued Upon	Exercise Price of the	Future Issuance Under
	Exercise of Outstanding	Outstanding	Equity Compensation Plans
	Options, Warrants and	Options, Warrants	(Excluding Securities
Plan Category	Rights	and Rights	Reflected in First Column )

Equity compensation plans approved by security holders	1,457,603	$4.29	413,054
Equity compensation plans not approved by security holders	—	—	—

Total	1,457,603	$4.29	413,054

      (b) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. Not Applicable.

Item 6.	Selected Financial Data

      The following table sets forth selected financial data of the Company. The selected financial data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 are derived from the audited consolidated financial statements of the Company.

	At and for the Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Statements of Income Data:
Revenues:
Resident and health care revenue	$62,564	$57,574	$62,807	$49,185	$41,071
Rental and lease income	—	37	3,619	4,603	4,304
Unaffiliated management services revenue	336	1,069	1,971	2,271	2,695
Affiliated management services revenue	3,236	2,062	1,743	1,040	456
Unaffiliated development fees	—	—	—	563	1,341
Affiliated development fees	189	740	403	1,992	14,086

Total revenues	66,325	61,482	70,543	59,654	63,953
Expenses:
Operating expenses	40,208	32,851	37,214	29,530	24,470
General and administrative expenses	12,343	11,557	12,002	11,116	9,212
Provision for bad debts(1)	168	267	967	4,318	15,896
Depreciation and amortization	7,791	5,846	7,088	5,186	4,671

Total expenses	60,510	50,521	57,271	50,150	54,249

Income from operations	5,815	10,961	13,272	9,504	9,704
Other income (expense):
Interest income	4,278	5,968	5,914	5,981	5,822
Interest expense	(12,481)	(10,749)	(14,888)	(11,980)	(7,089)
Gain (loss) on sale of properties	6,751	1,876	2,550	(350)	748
Other income (expense)(2)	3,616	69	(885)	—	—

Income before income taxes, and minority interest in consolidated partnership	7,979	8,125	5,963	3,155	9,185
Provision for income taxes	(3,098)	(3,015)	(1,777)	(763)	(2,992)

Income before minority interest in consolidated partnership	4,881	5,110	4,186	2,392	6,193
Minority interest in consolidated partnership	109	(428)	(1,430)	(1,153)	(1,355)

Net income	$4,990	$4,682	$2,756	$1,239	$4,838

Per share data:
Basic earnings per share	$0.25	$0.24	$0.14	$0.06	$0.25

Diluted earnings per share	$0.25	$0.24	$0.14	$0.06	$0.25

Weighted average shares outstanding:
Basic	19,784	19,726	19,717	19,717	19,717

Diluted	19,975	19,917	19,734	19,724	19,806

Balance Sheet Data:
Cash and cash equivalents	$6,594	$11,768	$9,975	$23,975	$32,988
Working capital (deficit)	(12,835)	4,349	(6,441)	28,662	47,622
Total assets	421,333	278,251	308,082	318,544	221,876
Long-term debt, excluding current portion(3)	255,549	140,385	156,755	184,060	92,416
Shareholders’ equity	124,367	118,281	113,544	110,788	109,549

(1)	In fiscal 2000, the Company wrote off $1.6 million in notes receivable and $1.4 million in development fees receivable relating to certain communities that were under development for the Triad Entities. In addition, the Company recorded a write-down on a house and five parcels of land of $1.0 million to record these assets at their estimated net realizable value. In fiscal 1999, the Company wrote off $3.9 million in notes receivable and $10.5 million in development fees receivable from Triad Entities that were unable to secure financing on favorable terms for the development of their senior living communities. These joint ventures were in various stages of developing 19 Waterford communities.

(2)	The Company recognized a loss on foreclosure of $0.4 million in fiscal 2001. The charge resulted from a loan foreclosure on HCP’s McCurdy property.

(3)	The Company refinanced $20.0 million of collateralized loans reflected as short-term in fiscal 2001 to long-term variable rate debt in fiscal 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The following discussion and analysis addresses the Company’s results of operations on a historical consolidated basis for the years ended December 31, 2003, 2002, and 2001. The following should be read in conjunction with the Company’s historical consolidated financial statements and the selected financial data contained elsewhere in this report.

      The Company is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company’s operating strategy is to provide quality senior living services at an affordable price to its residents, while achieving and sustaining a strong, competitive position within its chosen markets, as well as to continue to enhance the performance of its operations. The Company provides senior living services to the elderly, including independent living, assisted living, skilled nursing and home care services.

      As of December 31, 2003, the Company operated 42 senior living communities in 20 states with an aggregate capacity of approximately 6,900 residents, including 41 senior living communities which the Company owned or in which the Company had an ownership interest and one community it managed for a third party. As of December 31, 2003, the Company also operated one home care agency.

      The Company generates revenue from a variety of sources. For the year ended December 31, 2003, the Company’s revenues were derived as follows: 94.3% from the operation of 26 owned communities; 5.4% from management fees arising from management services provided for 29 affiliate-owned senior living communities and two third-party owned senior living communities; and 0.3% from development fees earned for managing the development and construction of new senior living communities for affiliate owned senior living communities.

      The Company believes that the factors affecting the financial performance of communities managed under contracts with third parties do not vary substantially from the factors affecting the performance of owned and leased communities, although there are different business risks associated with these activities.

      The Company’s third-party management fees are primarily based on a percentage of gross revenues. As a result, the cash flow and profitability of such contracts to the Company are more dependent on the revenues generated by such communities and less dependent on net cash flow than for owned communities. Further, the Company is not responsible for capital investments in managed communities. The management contracts are generally terminable only for cause and upon the sale of a community, subject to the Company’s rights to offer to purchase such community.

      The Company’s current management contracts expire on various dates through September 2022 and provide for management fees based generally upon 5% of net revenues. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community.

      Effective as of July 1, 2003, the Company acquired the partnership interest of the general partners and the other third party limited partnership interests in the Triad Entities for $1.3 million in cash, $0.4 million in notes payable and the assumption of all outstanding debt and liabilities. The total purchase price was $194.4 million and the acquisition was treated as a purchase of property. The Company now wholly owns each of the Triad Entities. This acquisition resulted in the Company acquiring the 12 senior living communities owned by the Triad Entities with a combined resident capacity of approximately 1,670 residents. The resident capacity mix for the Triad Entities is 95% independent living and 5% assisted living, with all revenues derived from private pay sources. Subsequent to the end of the Company’s third quarter of 2003, the Company repaid the $0.4 million in notes payable related to this acquisition. Prior to this acquisition, the Company owned 1% of the limited partnership interests and managed the Triad Entities under a series of long-term management contracts.

      In 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities”, an interpretation of ARB No. 51, effective immediately for variable interest entities created after January 31, 2003 and effective as of December 31, 2003, for variable interest entities that existed prior to February 1, 2003. The Company adopted the provisions of this interpretation, as of December 31, 2003, and its adoption resulted in the Company consolidating Triad I’s financial position as of December 31, 2003 and will result in the Company consolidating Triad I’s results of operations beginning January 1, 2004. The Company operates the five senior living communities and two expansions in Triad I under a series of long-term management agreements and accounted for Triad I under the equity method of accounting prior to adopting the provisions of FASB Interpretation No. 46 revised.

      The Company formed BRE/ CSL with Blackstone in December 2001, and the joint ventures seek to acquire senior housing properties. BRE/ CSL is owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint ventures, each of the Company and Blackstone must approve any acquisitions made by BRE/ CSL. Each party must also contribute its pro rata portion of the costs of any acquisition.

      In December 2001, BRE/ CSL acquired Amberleigh, a 394 resident capacity independent living facility. In connection with the acquisition of Amberleigh by BRE/ CSL, the Company contributed $1.8 million to BRE/ CSL. During the second quarter of 2002, BRE/ CSL obtained permanent financing for the Amberleigh community and the Company recovered $1.4 million of its contribution to BRE/ CSL.

      On June 13, 2002, the Company contributed to BRE/ CSL four of its senior living communities with a capacity of approximately 600 residents. As a result of the contribution, the Company repaid $29.1 million of long-term debt to GMAC, received $7.3 million in cash from BRE/ CSL, has a 10% equity interest in the venture of $1.2 million and wrote-off $0.5 million in deferred loan costs.

      In addition, on June 30, 2003, the Company contributed to BRE/ CSL one of its senior living communities with a capacity of 182 residents. As a result of the contribution the Company repaid $7.4 million of long-term debt, received $3.1 million in cash from BRE/ CSL, and has a 10% equity interest in BRE/ CSL of $0.4 million resulting in the recognition of a gain of $3.4 million.

      The Company manages the six communities owned by BRE/ CSL under long-term management contracts. The Company accounts for the BRE/ CSL investment under the equity method of accounting. The Company has deferred $0.1 million of management services revenue as a result of its 10% interest in the BRE/ CSL joint venture.

      In December 2002, the Company acquired LCOR’s approximate 19% member interests in the four joint ventures that own the Spring Meadows Communities from LCOR as well as loans made by LCOR to the joint ventures for $0.9 million in addition to funding $0.4 million to the venture for working capital and anticipated negative cash requirements of the communities. The Company’s interests in the joint ventures that own the Spring Meadows Communities include interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. The Company accounts for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company has managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001 and will continue to manage the communities under long-term management contracts. In addition, the Company will receive an asset management fee relating to each of the four communities. The Company has the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest. No amounts were funded by the Company during 2003 under this obligation.

      In September 2003, the Company sold its Atrium of Carmichael (“Carmichael”) community to a subsidiary of Senior Housing Partners II, LP (“SHP”), a fund managed by Prudential Real Estate Investors

(“Prudential”), for $11.7 million before closing costs of $0.6 million. Carmichael is an independent living community located in Sacramento, California with a resident capacity of 156. As a result of the sale the Company retired $7.4 million in debt and received $3.6 million in cash and recognized a gain of $3.1 million. The Company manages the Carmichael community for SHP under a long-term management contract.

      The Company owned 57% of the HealthCare Properties, LP (“HCP”) partnership and the assets, liabilities, minority interest, and the results of operations of HCP have been consolidated in the Company’s financial statements. During 2003, HCP sold its remaining community and subsequently has been dissolved with its remaining assets transferred to a liquidating trust. In connection therewith, the Company recognized deferred revenue of $3.4 million in the fourth quarter of 2003 due to the liquidation.

      The Company owned 33.1% of the NHP Pension Notes (“NHP Notes”) and the Company classified its investment in the NHP Notes as held to maturity. The NHP Notes bore simple interest at 13% per annum and matured on December 31, 2001. In January 2002, NHP distributed its available cash and proceeds from the sale of its remaining community to the NHP Note holders. The Company received $5.6 million of this distribution. NHP has been dissolved with its remaining assets transferred to a liquidating trust.

Recent Events

      In January 2004, the Company completed an offering of 5,000,000 shares of common stock at a price of $6.00 per share. The net proceeds to the Company after commissions and expenses were approximately $27.9 million. The Company used $13.7 million of the net proceeds to retire debt that was scheduled to mature in October 2004 and which had a current interest rate of 9.0%. In February 2004, underwriters exercised their option to purchase an additional 750,000 shares of the Company’s common stock resulting in additional proceeds to the Company of approximately $4.2 million after commissions and expenses.

Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related notes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions. The Company believes the following critical accounting policies require management’s most difficult, subjective and complex judgments.

Revenue Recognition

      Resident and health care revenue is recognized at estimated net realizable amounts, based on historical experiences, due from residents in the period to which the rental and other services are provided.

      Revenues from the Medicare and Medicaid programs accounted for approximately 9% of the Company’s net revenues in 2003. Under the Medicare program, payments are determined based on established rates that differ from private pay rates. Revenue from the Medicare program is recorded at established rates and adjusted for differences between such rates and estimated amounts payable from the program. Any differences between estimated and actual reimbursements are included in operations in the year of settlement, which have not been material. Under the Medicaid program, communities are entitled to reimbursement at established rates that are lower than private pay rates. Patient service revenue for Medicaid patients is recorded at the reimbursement rates as the rates are set prospectively by the state upon the filing of an annual cost report.

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

      Management services revenue and development fees are recognized when earned. Management services revenue relates to providing certain management and administrative support services under management contracts. The Company’s management contracts include contingent management services revenue, usually based on exceeding certain gross revenue targets. These contingent revenues are recognized based on actual results according to the calculations specified in the various management agreements.

Investments in Partnerships and Amounts Due from Affiliates

      BRE/ CSL: The Company has formed BRE/ CSL with Blackstone, and the joint ventures seek to acquire senior housing properties. BRE/ CSL is owned 90% by Blackstone and 10% by the Company. The Company accounts for its investment in BRE/ CSL under the equity method of accounting. The Company recorded its investment at cost and will adjust its investment for its share of earnings and losses of BRE/ CSL. The Company defers 10% of its management fee income earned from BRE/ CSL. Deferred management fee income is being amortized into income over the term of the Company’s management contract. As of December 31, 2003, the Company had deferred income of $0.1 million relating to BRE/ CSL.

      Spring Meadows: In December 2002, the Company acquired from affiliates of LCOR its approximate 19% member interests in the four joint ventures, which own the Spring Meadows Communities as well as loans made by LCOR to the joint ventures for $0.9 million in addition to funding $0.4 million for working capital and anticipated negative cash requirements of the communities. The Company’s interests in the four joint ventures that own the Spring Meadows Communities include interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. The Company has managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001 and will continue to manage the communities under long-term management contracts. In addition, the Company will receive an asset management fee relating to each of the four communities. The Company accounts for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company has the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest.

      Triad Entities: Effective as of July 1, 2003, the Company acquired the partnership interest of the general partners and the other third party limited partnership interests in the Triad Entities for $1.3 million in cash, $0.4 million in notes payable and the assumption of all outstanding debt and liabilities. The total purchase price was $194.4 million and the acquisition was treated as a purchase of property. The Company now wholly owns each of the Triad Entities. This acquisition resulted in the Company acquiring 12 senior living communities owned by the Triad Entities with a combined resident capacity of approximately 1,670 residents. The resident capacity mix for the Triad Entities is 95% independent living and 5% assisted living, with all revenues derived from private pay sources. Subsequent to the end of the Company’s third quarter of 2003, the Company repaid the $0.4 million in notes payable related to this acquisition. Prior to this acquisition, the Company owned 1% of the limited partnership interests and managed the Triad Entities under a series of long-term management contracts.

      Triad I: The Company operates five Waterford communities and two expansions pursuant to arrangements with Triad I. The Company has an approximate 1% limited partnership interest in Triad I.

      In 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities”, an interpretation of ARB No. 51, effective immediately for variable interest entities created after January 31, 2003 and effective as of December 31, 2003, for variable interest entities that existed prior to February 1, 2003. The Company adopted the provisions of this interpretation, as of December 31, 2003, and its adoption resulted in the Company consolidating Triad I’s financial position as of December 31, 2003 and will result in the Company consolidating Triad I’s results of operations beginning January 1, 2004. The Company operates the five senior living communities and two expansions in Triad I under a series of long-term management agreements and accounted for Triad I under the equity method of accounting prior to adopting the provisions of FASB Interpretation No. 46 revised.

      The Company has loan commitments to Triad I for construction and pre-marketing expenses, in addition to requirements to fund Triad I’s operating deficits through operating deficit guarantees provided for in its management agreements with Triad I and other advances, totaling $16.4 million and $14.0 million at December 31, 2003 and 2002, respectively (which are eliminated upon consolidation at December 31, 2003). The Company evaluates the carrying value of these receivables by comparing the cash flows expected from the operations of Triad I to the carrying value of the receivables. These cash flow models consider lease-up rates, expected operating costs, debt service requirements and various other factors. In addition, the Company entered into a support agreement with Triad I during the third quarter of 2002, whereby each of the Triad Entities agreed to loan excess cash flow of such Triad Entity to any one or more of Triad I, or any of the Triad Entities. The carrying value of the notes receivable from Triad I could be adversely affected by a number of factors, including Triad I experiencing slower than expected lease-up, lower than expected lease rates, higher than expected operating costs, increases in interest rates, issues involving debt service requirements, general adverse market conditions, other economic factors and changes in accounting guidelines. Management believes that the carrying value of the notes receivable is fully recoverable, based on the support agreement, factors within its control and the future achievement of the assumptions used in these cash flow models, which are consistent with the Company’s operating experience.

Assets Held for Sale

      The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The Company currently has five parcels of land held for sale. The fair value of these properties is generally determined based on market rates, industry trends and recent comparable sales transactions. The actual sales price of these assets could differ significantly from the Company’s estimates.

Long-Lived Assets

      Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives are 30 to 40 years for buildings and building improvements, 20 years for land improvements and 5 to 10 years for furniture, equipment and automobiles.

      At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers external factors relating to each asset, including contract changes, local market developments, and other publicly available information. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount the carrying value exceeds the fair market value, generally based on discounted cash flows, of the long-lived asset. The Company does not believe there are any indicators that would require an adjustment to the carrying value of the property and equipment or their remaining useful lives as of December 31, 2003 and 2002.

Results of Operations

      The following tables set forth, for the periods indicated, selected historical consolidated statements of income data in thousands of dollars and expressed as a percentage of total revenues.

	Year Ended December 31,

	2003		2002		2001

	$	%	$	%	$	%

Revenues:
Resident and healthcare revenue	$62,564	94.3%	$57,574	93.6%	$62,807	89.0%
Rental and lease income	—	—%	37	0.1%	3,619	5.1%
Unaffiliated management services revenue	336	0.5%	1,069	1.7%	1,971	2.8%
Affiliated management services revenue	3,236	4.9%	2,062	3.4%	1,743	2.5%
Affiliated development fees	189	0.3%	740	1.2%	403	0.6%

Total revenues	66,325	100.0%	61,482	100.0%	70,543	100.0%

	Year Ended December 31,

	2003		2002		2001

	$	%	$	%	$	%

Expenses:
Operating expenses	40,208	60.6%	32,851	53.4%	37,214	52.8%
General and administrative expenses	12,343	18.6%	11,557	18.8%	12,002	17.0%
Provision for bad debts	168	0.3%	267	0.4%	967	1.4%
Depreciation and amortization	7,791	11.7%	5,846	9.5%	7,088	10.0%

Total expenses	60,510	91.2%	50,521	82.2%	57,271	81.2%

Income from operations	5,815	8.8%	10,961	17.8%	13,272	18.8%
Other income (expense):
Interest income	4,278	6.5%	5,968	9.7%	5,914	8.4%
Interest expense	(12,481)	(18.8)%	(10,749)	(17.5)%	(14,888)	(21.1)%
Gain on sale of properties	6,751	10.2%	1,876	3.1%	2,550	3.6%
Other income (expense)	3,616	5.5%	69	0.1%	(885)	(1.3)%

Income before income taxes and minority interest in consolidated partnership	7,979	12.0%	8,125	13.2%	5,963	8.5%
Provision for income taxes	(3,098)	(4.7)%	(3,015)	(4.9)%	(1,777)	(2.5)%

Income before minority interest in consolidated partnership	4,881	7.4%	5,110	8.3%	4,186	5.9%
Minority interest in consolidated partnership	109	0.2%	(428)	(0.7)%	(1,430)	(2.0)%

Net income	$4,990	7.5%	$4,682	7.6%	$2,756	3.9%

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

      Revenues. Total revenues increased $4.8 million or 7.9% to $66.3 million in 2003 compared to $61.5 million in 2002. Resident and health care revenue increased $5.0 million or 8.7% to $62.6 million in 2003 compared to $57.6 million in the prior year. This increase in resident and healthcare revenue reflects revenue of $11.3 million relating to the acquisition of the Triad Entities on July 1, 2003, an increase at the Company’s other communities of $0.8 million offset by a loss of revenue from the five communities contributed to BRE/ CSL of $6.4 million and the loss of revenue from the sale of the Carmichael community to SHP in September 2003 of $0.7 million. Unaffiliated management services revenue decreased $0.7 million or 68.6%, primarily due to the Company acquiring an interest in the four Spring Meadows communities. Affiliated management services revenue increased $1.2 million or 56.9% primarily due to increased management services revenue earned on the management of Triad I, BRE/ CSL and the Spring Meadows Communities offset by a reduction in management services revenue as a result of the Company’s acquisition of the Triad Entities. Affiliated development fee income decreased as a result of the completion of the Company’s development projects during fiscal 2002.

      Expenses. Total expenses increased $10.0 million or 19.8% to $60.5 million in 2003 compared to $50.5 million in 2002. Operating expenses increased $7.3 million in 2003 to $40.2 million compared to $32.9 million in the prior year. This 22.4% increase primarily reflects an increase in operating expenses of $8.6 million from the acquisition of the Triad Entities and an increase in operating expenses of $2.2 million from the Company’s other communities offset by the a reduction in operating expenses of $3.2 million from the contribution of the five communities to BRE/ CSL, and a reduction in operating expenses of $0.3 million from the sale of the Company’s Carmichael community. General and administrative expenses increased 6.8% or $0.7 million to $12.3 million in 2003 compared to $11.6 million in the prior year. This increase primarily reflects an increase in general and administrative expenses of $2.3 million from the acquisition of the Triad Entities offset by a $0.9 million reduction from the five communities contributed to BRE/ CSL and a reduction of $0.7 million from the Company’s other communities. Provision for bad debts of $0.2 million and $0.3 million in fiscal 2003 and 2002, respectively, primarily relate to normal write-offs of resident receivables.

Depreciation and amortization expenses increased to $7.8 million in 2003 compared to $5.8 million in 2002 and this 33.3% increase in depreciation expense reflects an increase of $2.6 million from the acquisition of the Triad communities and an increase from the Company’s other communities of $0.1 million offset by a reduction in depreciation and amortization of $0.7 million from the contribution of the five communities to BRE/ CSL and by $0.1 million from the sale of the Carmichael community.

      Other income and expenses. Interest income decreased $1.7 million to $4.3 million in fiscal 2003 compared to $6.0 million in fiscal 2002. This 28.3% decrease in interest income primarily reflects the loss of interest income from the Triad Entities, which were acquired by the Company on July 1, 2003. Interest expense increased $1.7 million to $12.5 million in 2003 compared to $10.7 million in 2002. This 16.1% increase in interest expense is primarily the result of the assumption of debt related the acquisition of the Triad Entities of $109.6 million offset by the repayment of $7.4 million of debt related to the community contributed to BRE/ CSL and the repayment of $7.4 million of debt related to the sale of the Carmichael community. Gain on sale of assets increased by $4.9 million to $6.8 million in fiscal 2003 compared to $1.9 million in the prior year. In 2003, the Company sold two communities and two parcels of land, which resulted in the recognition of a gain of $3.4 million and net proceeds to the Company of $5.6 million. In addition, in 2003 the Company contributed a community to BRE/ CSL, and as a result, the Company repaid $7.4 million of long-term debt, received $3.1 million in cash and has a 10% equity interest in the venture, resulting in the recognition of a gain of $3.4 million. In 2002, the Company sold two communities and one parcel of land for $6.7 million, which resulted in the recognition of a gain of $2.4 million and net proceeds to the Company of $5.2 million. In addition, in 2002 the Company contributed four communities to BRE/ CSL, and as a result, the Company repaid $29.1 million of long-term debt, received $7.3 million in cash, has a 10% equity interest in the venture, and wrote-off $0.5 million in deferred loan costs, resulting in the recognition of a loss of $0.5 million. Other income increased to $3.6 million in fiscal 2003 compared to $0.1 million in the prior fiscal year. Other income in fiscal 2003 results from the Company’s equity in the earnings of affiliates of $0.2 million along with the recognition of deferred income of $3.4 million related to the liquidation of the HCP partnership. Other income of $0.1 million in fiscal 2002 represents the Company’s equity in the earnings of affiliates.

      Provision for income taxes. Provision for income taxes in 2003 was $3.1 million or 38.3% effective tax rate compared to $3.0 million or 39.2% effective tax rate in 2002. The effective tax rates for 2003 and 2002 differ from the statutory tax rates because of state income taxes and permanent tax differences.

      Minority interest. Minority interest decreased $0.5 million to a benefit of $0.1 million in 2003 compared to minority interest of $0.4 million in 2002 due to losses incurred by HCP in fiscal 2003 compared to earnings in fiscal 2002. During 2003, HCP sold its remaining community and transferred its remaining assets to a liquidating trust.

      Net income. As a result of the foregoing factors, net income increased $0.3 million to $5.0 million for 2003, as compared to $4.7 million for 2002.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

      Revenues. Total revenues decreased $9.0 million or 12.8% to $61.5 million in 2002 compared to $70.5 million in 2001. Resident and health care revenue decreased $5.2 million or 8.3% to $57.6 million in 2002 compared to $62.8 million in the prior year. This decrease in resident and healthcare revenue reflects the loss of revenue on the four communities contributed to BRE/ CSL in June 2002 of $5.8 million, the loss of revenue from HCP’s Cambridge community of $3.1 million, which was sold in August 2001, offset by an overall increase in revenue at the Company’s other communities of $3.7 million. Rental and lease income decreased by $3.6 million due to the expiration of triple net leases on four communities leased to HealthSouth Rehabilitation Corporation (“HealthSouth”), along with the sale by HCP of its two communities that were previously leased to third parties. Unaffiliated management services revenue decreased $0.9 million or 45.8%, primarily due to the termination of the Company’s management contracts with Buckner and ILM II. Affiliated management services revenue increased $0.3 million or 18.3% due to increases in management fees earned on the management of 19 Triad communities in 2002 compared to 17 Triad communities in 2001 along with management fees earned on the four communities owned by BRE/ CSL. Affiliated development fee revenue reflects fees earned related to the completion of two communities under development for the Triad Entities.

      Expenses. Total expenses decreased $6.8 million or 11.8% to $50.5 million in 2002 compared to $57.3 million in 2001. Operating expenses decreased to $32.9 million in 2002 compared to $37.2 million in the prior year. This 11.7% decrease primarily resulted from the contribution of the four communities to BRE/ CSL and the sale of the Cambridge facility offset by a writedown on a community held for sale of $0.8 million. General and administrative expenses decreased 3.7% or $0.4 million to $11.6 million in 2002 compared to $12.0 million in the prior year. This reduction primarily results from the contribution of the four communities to BRE/ CSL and the sale of the Cambridge community. Provision for bad debts of $0.3 in fiscal 2002 primarily relates to normal write-offs of resident receivables compared to provision for bad debts in 2001 of $1.0 million which relates to writing off $0.6 million in receivables related to one of the Company’s triple net leases, along with normal write offs of resident receivables. Depreciation and amortization expenses decreased 17.5% to $5.8 million in 2002 compared to $7.1 million in 2001, reflecting the contribution of the four communities to BRE/ CSL and the sale of the Cambridge community.

      Other income and expenses. Interest income primarily represents interest earned on loans the Company made to the Triad Entities. Interest expense decreased $4.2 million to $10.7 million in 2002 compared to $14.9 million in 2001. This 27.8% decrease in interest expense is the result of the repayment of $29.1 million of debt related to the communities contributed to BRE/ CSL and lower interest rates in the current year on the Company’s variable rate debt. Gain on sale of assets decreased by $0.7 million in the current year compared to the prior year. In 2002, the Company sold two communities and one parcel of land for $6.7 million, which resulted in the recognition of a gain of $2.4 million and net proceeds to the Company of $5.2 million. In addition in 2002, the Company contributed four communities to BRE/ CSL and, as a result, the Company repaid $29.1 million of long-term debt, received $7.3 million in cash, has a 10% equity interest in the venture, and wrote-off $0.5 million in deferred loan costs, resulting in the recognition of a loss of $0.5 million. In 2001, the Company sold one community, two parcels of land and a house for $5.2 million, which resulted in the recognition of a gain of $2.6 million and net proceeds to the Company of $4.8 million. Other income/expense represents the Company’s equity in the earnings of affiliates.

      Provision for income taxes. Provision for income taxes in 2002 was $3.0 million or 39.2% effective tax rate compared to $1.9 million or 39.1% effective tax rate in 2001. The effective tax rates for 2002 and 2001 differ from the statutory tax rates because of state income taxes and permanent tax differences.

      Minority interest. Minority interest decreased $1.2 million to $0.4 million in 2002 compared to $1.6 million in 2001 due to lower earnings at HCP. HCP currently owns one asset, which is held for sale.

      Net income. As a result of the foregoing factors, net income increased $1.9 million to $4.7 million for 2002, as compared to $2.8 million for 2001.

Quarterly Results

      The following table presents certain quarterly financial information for the four quarters ended December 31, 2003 and 2002. This information has been prepared on the same basis as the audited Consolidated Financial Statements of the Company appearing elsewhere in this report and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the audited Consolidated Financial Statements of the Company and the related notes thereto.

	2003 Calendar Quarters

	First	Second	Third	Fourth

	(In thousands, except per share amounts)
Total revenues	$14,481	$14,270	$18,664	$18,910
Income from operations	2,794	2,161	607	253
Net income	1,201	3,067	280	442
Net income per share, basic	$0.06	$0.16	$0.01	$0.02
Net income per share, diluted	$0.06	$0.15	$0.01	$0.02
Weighted average shares outstanding, basic	19,738	19,747	19,806	19,847
Weighted average shares outstanding, fully diluted	19,862	19,897	20,005	20,133

	2002 Calendar Quarters

	First	Second	Third	Fourth

	(In thousands, except per share amounts)
Total revenues	$16,575	$16,201	$14,541	$14,165
Income from operations	3,000	2,827	2,121	3,013
Net income	1,811	778	888	1,205
Net income per share, basic	$0.09	$0.04	$0.05	$0.06
Net income per share, diluted	$0.09	$0.04	$0.05	$0.06
Weighted average shares outstanding, basic	19,718	19,721	19,727	19,737
Weighted average shares outstanding, fully diluted	20,022	19,978	19,845	19,822

Liquidity and Capital Resources

      In addition to approximately $6.6 million of cash balances on hand as of December 31, 2003, the Company’s principal sources of liquidity are expected to be cash flows from operations, proceeds from the sale of noncore assets, cash flows from BRE/ CSL and net proceeds from the sale of common stock in an offering of approximately $32.1 million, which occurred subsequent to the end of fiscal 2003. The Company used $13.7 million of the net proceeds from the offering to retire debt that was scheduled to mature in October 2004 and which had a current interest rate of 9.0%. Of the $6.6 million in cash balances, $0.7 million relates to cash held by HCP. The Company expects its available cash and cash flows from operations, proceeds from the sale of assets, cash flows from BRE/ CSL and proceeds from the offering to be sufficient to fund its short-term working capital requirements. The Company’s ability to meet its long-term capital requirements, including the repayment of certain long-term debt obligations, will depend, in part, on its ability to obtain additional financing or refinancings on acceptable terms from available financing sources, including mortgage financing, joint venture arrangements, by accessing the debt and/or equity markets and possibly through operating leases or other types of financing, such as lines of credit. There can be no assurance that the financing or refinancings will be available or that, if available, it will be on terms acceptable to the Company.

      The Company had net cash provided by operating activities of $2.5 million in fiscal 2003 compared to $13.9 million and $14.9 million in fiscal 2002 and 2001, respectively. In fiscal 2003, net income provided by operating activities was primarily derived from net income of $5.0 million, a decrease in other assets of $1.1 million, and a decrease in income taxes payable of $0.2 million offset by net non-cash benefit of $0.1 million, an increase in account receivable of $0.3 million, an increase in prepaid expenses and other assets of $0.8 million, a decrease in accounts payable of $0.9 million, a decrease in accrued liabilities of $1.2 million, and a decrease in deposits of $0.5 million. In fiscal 2002, net cash provided by operating activities was primarily derived from net income of $4.7 million, net noncash charges of $8.1 million, a decrease in prepaid and other assets of $0.9 million, and an increase in accrued expenses of $1.3 million offset by an increase in accounts receivable of $0.5 million, a decrease in accounts payable of $0.5 million and an increase in customer deposits of $0.1 million. In fiscal 2001, the net cash provided by operating activities was primarily derived from net income of $2.8 million along with net noncash charges of $8.5 million, a decrease in accounts receivable of $0.8 million, a decrease in federal and state taxes receivable of $2.6 million, a decrease in prepaid and other assets of $0.7 million, offset by a net decrease in accounts payable and accrued expenses of $0.5 million.

      The Company had net cash provided by investing activities of $0.7 million in fiscal 2003, compared to net cash used in investing activities of $4.8 million, and $16.3 million in fiscal 2002, and 2001, respectively. In fiscal 2003, the Company’s net cash provided by investing activities was primarily the result of proceeds from the sale of two communities and two parcels of land for $5.5 million net of selling costs, proceeds from the contribution of one community to BRE/ CSL of $3.1 million, net cash acquired from the acquisition of the Triad Entities of $0.1 million, net cash from the consolidation of Triad I of $0.8 million and distributions from limited partnerships of $0.2 million offset by advances to Triad I and the Triad Entities of $7.4 million and capital expenditures of $1.6 million. In fiscal 2002, the Company’s net cash used in investing activities was primarily the result of advances to the Triad Entities of $22.4 million, capital expenditures of $2.2 million offset by proceeds from the sale of two communities and one parcel of land for $5.2 million net of selling costs, proceeds from the contribution of assets to BRE/ CSL of $7.3 million and distributions from limited partnerships of $7.3 million. In fiscal 2001, the Company’s net cash used in investing activities was primarily the result of advances to the Triad Entities of $17.7 million for operating deficits and capital expenditures and capital expenditures of $2.1 million, investments in limited partnerships of $1.3 million, offset by the proceeds from the sale of one community and two parcels of land for $4.8 million, net of selling costs.

      The Company had net cash used in financing activities of $8.4 million in fiscal 2003 compared to net cash used by financing activities of $7.3 million and $11.5 million in fiscal 2002 and 2001, respectively. For fiscal 2003 the net cash used in financing activities primarily results from repayments of notes payable of $18.5 million, distributions to minority partners of $0.3 million, deferred loan charges paid of $0.2 million offset by proceeds from the issuance of notes payable of $5.1 million, proceeds from the release of restricted cash of $5.2 million and proceeds from the exercise of common stock options of $0.3 million. For fiscal 2002 the net cash used in financing activities primarily results from repayments of notes payable of $6.8 million, cash restrictions of $2.4 million under the terms of one of the Company’s loan agreements, distributions to minority partners of $2.1 million, deferred loan charges paid of $0.8 million, offset by proceeds from the issuance of notes payable of $4.8 million. For fiscal 2001, net cash used in financing activities was primarily the result of distributions to minority partners of $7.6 million, net repayments on notes of $2.9 million and cash restrictions of $1.0 million under the terms of one of the Company’s loan agreements.

      The Company derives the benefits and bears the risks related to the communities it owns. The cash flows and profitability of owned communities depends on the operating results of such communities and are subject to certain risks of ownership, including the need for capital expenditures, financing and other risks such as those relating to environmental matters.

      The cash flows and profitability of the Company’s management fees are dependent upon the revenues and profitability of the communities the Company manages. While the management contracts are generally terminable only for cause, in certain cases contracts can be terminated upon the sale of a community, subject to the Company’s rights to offer to purchase such community.

      The Company formed BRE/ CSL with Blackstone in December 2001, and the joint ventures seek to acquire senior housing properties. BRE/ CSL is owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint ventures, each of the Company and Blackstone must approve any acquisitions made by BRE/ CSL. Each party must also contribute its pro rata portion of the costs of any acquisition.

      In December 2001, BRE/ CSL acquired Amberleigh, a 394 resident capacity independent living facility. In connection with the acquisition of Amberleigh by BRE/ CSL, the Company contributed $1.8 million to BRE/ CSL. During the second quarter of 2002, BRE/ CSL obtained permanent financing for the Amberleigh community and the Company recovered $1.4 million of its contribution to BRE/ CSL.

      On June 13, 2002, the Company contributed to BRE/ CSL four of its senior living communities with a capacity of approximately 600 residents. As a result of the contribution, the Company repaid $29.1 million of long-term debt to GMAC, received $7.3 million in cash from BRE/ CSL, and has a 10% equity interest in the venture of $1.2 million and wrote-off $0.5 million in deferred loan costs.

      In addition, on June 30, 2003, the Company contributed to BRE/ CSL one of its senior living communities with a capacity of 182 residents. As a result of the contribution the Company repaid $7.4 million of long-term debt to Bank One, received $3.1 million in cash from BRE/ CSL, has a 10% equity interest in BRE/ CSL of $0.4 million resulting in the recognition of a gain of $3.4 million.

      The Company manages the six communities owned by BRE/ CSL under long-term management contracts. The Company accounts for the BRE/ CSL investment under the equity method of accounting. The Company has deferred $0.1 million of management services revenue as a result of its 10% interest in the BRE/ CSL joint venture.

      In December 2002, the Company acquired LCOR’s approximate 19% member interests in the four joint ventures that own the Spring Meadows Communities from LCOR as well as loans made by LCOR to the joint ventures for $0.9 million in addition to funding $0.4 million to the venture for working capital and anticipated negative cash requirements of the communities. The Company’s interests in the joint ventures that own the Spring Meadows Communities include interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. The Company accounts for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company has managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001 and will continue to manage the communities under long-term management contracts. In addition, the Company will receive an asset management fee relating to each of the four communities. The Company has the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest. No amounts were funded by the Company during 2003 under this obligation.

      In September 2003, the Company sold its Carmichael community to SHP, for $11.7 million before closing costs of $0.6 million. Carmichael is an independent living community located in Sacramento, California with a resident capacity of 156. As a result of the sale the Company retired $7.4 million in debt and received $3.6 million in cash and recognized a gain of $3.1 million. The Company manages the Carmichael community for SHP under a long-term management contract.

      Effective as of July 1, 2003, the Company acquired the partnership interest of the general partners and the other third party limited partnership interests in the Triad Entities for $1.3 million in cash, $0.4 million in notes payable and the assumption of all outstanding debt and liabilities. The total purchase price was $194.4 million and the acquisition was treated as a purchase of property. The Company now wholly owns each of the Triad Entities. This acquisition resulted in the Company acquiring the 12 senior living communities owned by the Triad Entities with a combined resident capacity of approximately 1,670 residents. The resident capacity mix for the Triad Entities is 95% independent living and 5% assisted living, with all revenues derived from private pay sources. Subsequent to the end of the Company’s third quarter of 2003, the Company repaid the $0.4 million in notes payable related to this acquisition. Prior to the acquisition of the Triad Entities the Company accounted for its investments in the Triad Entities under the equity method of accounting.

      The purchase price was allocated as follows (in thousands):

Net cash acquired	$122
Fair value of tangible assets acquired	11,720
Property and equipment	182,601

Total purchase price	$194,443

      Set forth below is information relating to the construction/permanent loan facilities the Company assumed as a result of the acquisition of the Triad Entities at July 1, 2003 (dollars in thousands):

		Loan Facilities to Triad Entities

	Number of		Amount
Entity	Communities	Commitment	Outstanding	Type	Lender

Triad II	3	$26,900	$26,003	mini-perm	Key Corporate Capital, Inc.
Triad III	6	$56,300	$56,270	mini-perm	Guaranty Bank
Triad IV	2	$18,600	$18,627	mini-perm	Compass Bank
Triad V	1	$8,903	$8,698	mini-perm	Bank of America

Total			$109,598

      The Company has not completed its analysis of this purchase and as such the purchase accounting information disclosed should be considered preliminary. The following unaudited pro forma financial information combines the results of the Company and the Triad Entities as if the transaction had taken place at the beginning of fiscal 2002. The pro forma financial information is presented for informational purposes only and does not reflect the results of operations of the Company, which would have actually resulted if the purchase occurred as of the dates indicated, or future results of operations of the Company (in thousands, except per share amounts).

	Year Ended
	December 31,

	2003	2002

Net sales	$75,449	$73,332
Net income (loss)	$778	$(6,617)
Net income (loss) per share — basic	$0.04	$(0.34)
Net income (loss) per share — diluted	$0.04	$(0.33)

      In 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities” an interpretation of ARB No. 51, effective immediately for variable interest entities created after January 31, 2003 and effective as of December 31, 2003 for variable interest entities that existed prior to February 1, 2003. The Company adopted the provisions of this interpretation at December 31, 2003, and its adoption resulted in the Company consolidating the financial position of Triad I at December 31, 2003 and will result in the Company consolidating the operations of Triad I beginning on January 1, 2004. Prior to adopting FASB Interpretation No. 46 the Company accounted for Triad I under the equity method of accounting.

      The Company operates five Waterford communities and two expansions pursuant to management agreements with Triad I. The Company has an approximate 1% limited partnership interest in Triad I and has accounted for these investments under the equity method of accounting based on the provisions of the Triad I partnership agreement until December 31, 2003.

      The Company has loan commitments to Triad I for construction and pre-marketing expenses, in addition to requirements to fund the Triad I’s operating deficits through operating deficit guarantees provided for in its management agreements with Triad I and other advances, totaling $16.4 million and $14.0 million at December 31, 2003 and 2002, respectively (eliminated in consolidation at December 31, 2003). The Company evaluates the carrying value of these receivables by comparing the cash flows expected from the operations of Triad I to the carrying value of the receivables. These cash flow models consider lease-up rates, expected operating costs, debt service requirements and various other factors. In addition, the Company entered into a support agreement with Triad I during the third quarter of 2002, whereby each of Triad Entities agreed to loan excess cash flow of such Triad Entity to any one or more of Triad I or any of the Triad Entities. The carrying value of the notes receivable from Triad I could be adversely affected by a number of factors, including Triad I experiencing slower than expected lease-up, lower than expected lease rates, higher than expected operating costs, increases in interest rates, issues involving debt service requirements, general adverse market conditions, other economic factors and changes in accounting guidelines. Management believes that the carrying value of the notes receivable are fully recoverable, based on the support agreement, factors within its control and the future achievement of the assumptions used in these cash flow models, which are consistent with the Company’s operating experience.

      The Company has the option, but not the obligation, to purchase the Triad I communities for an amount specified in the partnership agreement. Furthermore, Lehman has agreed to withdraw as a partner in the Triad I partnership to the extent it has received, on or before November 1, 2004, distributions in an amount equal to its capital contributions of $12.4 million.

      Triad I finances the development of new communities through a combination of equity funding, traditional construction loans and permanent financing with institutional lenders secured by first liens on the communities and unsecured loans from the Company. The Company loans may be prepaid without penalty. The financings from institutional lenders are secured by first liens on the communities, as well as assignment to the lenders of the construction contracts and the development and management agreements with the Company. Each development and management agreement assigned to an institutional lender is also guaranteed by the Company and those guarantees are also assigned to the lenders. The Company’s management agreements contain an obligation of the Company to fund operating deficits to Triad I if the other financing sources of Triad I have been fully utilized. These operating deficit-funding obligations are guaranteed by the Company and include making loans to fund debt service obligations to the Triad I’s lenders.

Amounts funded to date under these operating deficit agreements are disclosed in the table below. The Company could be required to fund additional amounts under these operating deficit agreements in the future.

      Set forth below is information on the construction/permanent loan facilities entered into by Triad I as of December 31, 2003, which is consolidated at December 31, 2003, into the financial statements of the Company (dollars in thousands):

		Loan Facilities to Triads

	Number of		Amount
Entity	Communities	Commitment	Outstanding	Type	Lender

Triad I	7	$50,000	$47,557	take-out	GMAC

      Included in property and equipment at December 31, 2003, is $54.0 million of assets that are collateral against Triad I’s debt.

      Prior to consolidation the Company accounted for Triad I and the Triad Entities under the equity method of accounting. The Company recognized losses in Triad I and the Triad Entities of $0.1 million, $0.2 million and $0.5 million as of December 31, 2003, 2002 and 2001, respectively. The recognition of these losses have reduced the Company’s investments in Triad I and the Triad Entities to zero and additional losses of $0.5 million were recorded as a reduction to the Company’s notes receivable from the Triad Entities.

      Deferred interest income was being amortized into income over the life of the loan commitment that the Company has with Triad I and the Triad Entities. Deferred development and management fee income was being amortized into income over the expected remaining life of Triad I and the Triad Entities’ partnerships. All deferred items were eliminated upon consolidation/ acquisition.

      The following table sets forth, as of December 31, 2002, the capital invested in Triad I and the Triad Entities, information related to loans made by the Company to Triad I and the Triad Entities and information on deferred income related to Triad I and the Triad Entities (dollars in thousands). As of December 31, 2003, these amounts were eliminated in consolidation due to the acquisition of the Triad Entities in July 2003 and the consolidation of Triad I under the provisions of FASB Interpretation No. 46 revised as of December 31, 2003:

							Deferred Income
		Notes Receivable
								Development/
	Capital	Committed	Interest		Note	Deficit		Management
Entity	Investment	Amount	Rate	Maturity	Balance	Funding	Interest	Fees

Triad Senior Living I, L.P. (Triad I) 2002	$—	$13,000	8.0%	March 31, 2008	$13,000	$3,899	$57	$258
Triad Senior Living II, L.P. (Triad II) 2002	—	15,000	8.0	March 31, 2008	15,000	9,262	86	137
Triad Senior Living III, L.P. (Triad III) 2002	—	26,000	8.0	March 31, 2008	26,000	1,728	103	269
Triad Senior Living IV, L.P. (Triad IV) 2002	—	10,000	8.0	March 31, 2008	10,000	958	92	101
Triad Senior Living V, L.P. (Triad V) 2003	—	10,000	8.0	March 31, 2008	5,309	—	18	23

      The Company could be required in the future to revise the terms of its notes with Triad I to extend the maturity date, change the interest rate earned on the notes or modify other terms and conditions of the notes.

      The following unaudited pro forma financial information combines the results of the Company and Triad I as if the provisions of FASB Interpretation No. 46 had been applied at the beginning of fiscal 2002. The pro forma financial information is presented for informational purposes only and does not reflect the results of operations of the Company, which would have actually resulted if Triad I had been consolidated as of the dates indicated, or future results of operations of the Company (in thousands, except per share amounts).

	Year Ended
	December 31,

	2003	2002

Net revenue	$80,320	$74,660
Net income	$1,601	$1,857
Net income per share — basic	$0.08	$0.09
Net income per share — diluted	$0.08	$0.09

      The cash flows and profitability of the Company’s owned communities that are leased to third parties depend on the ability of the lessee to make timely lease payments. During 2001, HCP leased four communities to HealthSouth under a master lease agreement that expired on November 30, 2001. Three of the four communities were closed by the lessee and effective August 25, 1999, HealthSouth agreed to transfer control of the closed communities to the Company. The assets of one of the two communities, with the exception of two houses, were sold on September 29, 1999. On January 11, 2000, the Company sold the HCP community in Martin, Tennessee to HealthSouth for $2.4 million. On July 12, 2000, the Company sold the house owned by HCP in Gallatin, Tennessee for $0.4 million. On August 4, 2000, the Company sold HCP’s community in Mt. Dora, Florida for $2.0 million. On September 25, 2001, HCP sold the remaining house in Goodlettsville, Tennessee for $0.3 million. Notwithstanding the sales, HealthSouth continued to make its full lease payments to HCP with no reduction in rent for its four leases until the lease expired in November 2001. The remaining property leased to HealthSouth was reclassified during the fourth quarter of 2001 to held for sale. In addition to the HealthSouth leases, there were four other skilled nursing facilities leased by HCP. During 2001, the lessee on a triple net leased community in Evansville, Indiana defaulted on its minimum lease payments. HCP made the decision not to put additional money into the property, which was built in 1916, and notified the lender that it would not continue paying the lender’s mortgage payment on the property. Consequently, during the third quarter of 2001, the lender foreclosed on the property. The foreclosure resulted in the Company recognizing a loss of $0.4 million. During 2001, HCP operated, through a lease to an affiliate, one skilled nursing community in Cambridge, Massachusetts, until it was sold on August 15, 2001 for $3.6 million. On January 1, 2002, HCP sold its Hearthstone community for net proceeds of $2.7 million, after the payment of settlement costs, resulting in a gain of $1.8 million. On February 28, 2002, HCP sold its Trinity Hills community for net proceeds of $1.7 million, after the payment of settlement costs, resulting in a gain of $0.5 million. In addition, during fiscal 2002, HCP recorded a write-down of $0.8 million on its remaining community, which, was classified as held for sale. In 2003, the Company sold the remaining HCP community for $1.1 million, which resulted in the recognition of a gain of $48,000 and net proceeds of $1.0 million. Subsequent to the sale of this community, HCP has been dissolved with its remaining assets transferred to a liquidating trust. In connection therewith, the Company recognized deferred revenue of $3.4 million in the fourth quarter of 2003 due to the liquidation.

Disclosures About Contractual Obligations

      The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2003 (in thousands):

				More
	Less Than	One to	Four to	Than Five
	One Year	Three Years	Five Years	Years	Total

Long-term debt	$38,339	$188,001	$58,427	$35,957	$320,724
Operating leases	535	901	452	—	1,888
Interest rate lock	—	6,736	—	—	6,736

Total contractual cash Obligations	$38,874	$195,638	$58,879	$35,957	$329,348

      Long-term debt relates to the aggregate maturities of the Company’s notes payable. The Company leases its corporate headquarters, an executive office in New York, and certain equipment used at the Company’s communities.

      The Company’s management agreements with Triad I contain an obligation of the Company to fund operating deficits to Triad I if the other financing sources of Triad I have been fully utilized. These operating deficit-funding obligations are guaranteed by the Company and include making loans to fund debt service obligations to Triad I’s lenders. The Company has funded operating deficits of Triad I and expects to be required to fund additional amounts under these operating deficit agreements in the future. In addition, the Company has a requirement to fund certain operating deficits related to the Spring Meadows Communities.

Impact of Inflation

      To date, inflation has not had a significant impact on the Company. However, inflation could affect the Company’s future revenues and results of operations because of, among other things, the Company’s dependence on senior residents, many of whom rely primarily on fixed incomes to pay for the Company’s services. As a result, during inflationary periods, the Company may not be able to increase resident service fees to account fully for increased operating expenses. In structuring its fees, the Company attempts to anticipate inflation levels, but there can be no assurance that the Company will be able to anticipate fully or otherwise respond to any future inflationary pressures.

Forward-Looking Statements

      Certain information contained in this report constitutes “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. The Company cautions readers that forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

      The Company’s primary market risk is exposure to changes in interest rates on debt instruments. As of December 31, 2003, the Company had $279.0 million in outstanding debt comprised of various fixed and variable rate debt instruments of $71.4 million and $207.6 million, respectively.

      Changes in interest rates would affect the fair market value of the Company’s fixed rate debt instruments but would not have an impact on the Company’s earnings or cash flows. Fluctuations in interest rates on the Company’s variable rate debt instruments, which are tied to either LIBOR or the prime rate, would affect the Company’s earnings and cash flows but would not affect the fair market value of the variable rate debt. A portion of the Company’s variable rate debt includes interest rate floors, which exceed current market rates. Once these interest rate floors are reached each percentage point change in interest rates, would increase the Company’s annual interest expense by approximately $2.1 million based on the Company’s outstanding variable debt as of December 31, 2003.

      The following table summarizes information on the Company’s debt instruments outstanding as of December 31, 2003. The table presents the principal due and weighted average interest rates for the

Company’s various debt instruments by fiscal year. Weighted average variable interest rates are based on the Company’s floating rate as of December 31, 2003.

      Principal Amount and Average Interest Rate by Expected Maturity Date at December 31, 2003 ($ in thousands):

								Fair
	2004	2005	2006	2007	2008	Thereafter	Total	Value

Long-term debt:
Fixed rate debt	$3,712	$25,855	$947	$6,155	$916	$33,852	$71,437	$80,275
Average interest rate	7.7%	7.8%	8.1%	8.1%	8.2%	8.2%
Variable rate debt	19,776	67,834	74,920	45,070	—	—	207,600	208,217
Average interest rate	4.9%	4.6%	4.6%	4.0%	—	—
Interest rate lock	—	—	6,736	—	—	—	6,736	6,736

Total Debt							$285,773	$295,228

      The Company uses interest rate and treasury lock swap agreements for purposes other than trading. Interest rate swap agreements are used to modify variable rate obligations to fixed rate obligations, thereby reducing the Company’s exposure to market rate fluctuations. The interest rate swap agreements are designed as hedges, and the effectiveness is determined by matching the principal balance and terms with that specific obligation. The interest rate swap agreements involve exchanging amounts based on variable interest rates for amounts based on fixed interest rates over the life of the agreement without the exchange of the notional amounts upon which the payments are made. The net effect of these agreements on the Company’s operating results is that the interest expense on the portion of variable rate debt being hedged is generally recorded based on fixed interest rates. These interest rate swap agreements are entered into with a major financial institution in order to minimize counterparty credit risk. The differential to be paid or received as rates change is accounted for under the accrual method of accounting and the amount payable to or receivable from counterparties is included as an adjustment to accrued interest. The Company had interest rate swap agreements on $25.7 million notional amounts of indebtedness at December 31, 2003. The interest rate swap agreements resulted in the Company recognizing an additional $1.0 million in interest expense during 2003.

      In addition, the Company, through its acquisition of the Triad Entities, is party to interest rate lock agreements, which are used to hedge the risk that the costs of future issuance of debt may be adversely affected by changes in interest rates. Under the treasury lock swap agreements, the Company agrees to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional principal amount of indebtedness based on the locked rate at the date when the agreement was established and the yield of a United States Government 10-Year Treasury Note on the settlement date of January 3, 2006. The notional amounts of the agreements are not exchanged. These treasury lock swap agreements are entered into with a major financial institution in order to minimize counterparty credit risk. The locked rates range from 7.5% to 9.1%.

      The interest rate and treasury lock swap agreements are reflected at fair value in the Company’s balance sheet (other long term liabilities) and the related gains or losses on these agreements are deferred in stockholders’ equity (as a component of other comprehensive income). During 2003, the Company recognized other comprehensive income of $0.8 million from the change in fair value of the interest rate and treasury lock swap agreements.

Item 8.	Financial Statements and Supplementary Data

      The financial statements are included under Item 15 of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

Item 9A.	Controls and Procedures

      The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the report that it files or submits under the Exchange Act.

      There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information contained under the caption “Election of Directors” in the Proxy Statement is incorporated herein by reference in response to this Item 10. See also the information in Item 1 under the heading “Executive Officers and Key Employees.”

Item 11.	Executive Compensation

      Information contained under the captions “Executive Compensation” and “Election of Directors” in the Proxy Statement is incorporated herein by reference in response to this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Information contained under the caption “Principal Stockholders and Stock Ownership of Management” in the Proxy Statement is incorporated herein by reference in response to this Item 12.

Item 13.	Certain Relationships and Related Transactions

      Information contained under the caption “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference in response to this Item 13.

Item 14.	Principal Accountant Fees and Services

      Information contained under the caption “Fees Paid to Independent Auditors” in the Proxy Statement is incorporated herein by reference in response to this Item 14.

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

      (4) Reports on Form 8-K during the quarterly period ended December 31, 2003.

      Current Report on Form 8-K filed with the Commission on October 10, 2003, to amend Current Report on Form 8-K, dated July 28, 2003, and filed July 29, 2003 (the “Original Form 8-K) by the Company is submitted to amend and restate Item 7 of the Original Form 8-K to provide financial data relating to the purchase of the remaining interest in the Triad Entities pursuant to the terms of Partnership Interest Purchase Agreements.

      Current Report on Form 8-K filed with the Commission on November 5, 2003 reporting the issuance of a press release to report the Company’s earnings for the third quarter of fiscal 2003.

      Current Report on Form 8-K filed with the Commission on December 5, 2003, to amend Current Report on Form 8-K, dated July 28, 2003, and filed on July 29, 2003 and amended by Amendment No. 1 to Form 8-K filed October 10, 2003 (“Amendment No. 1”) by the Company is submitted to amend the Pro Forma Financial Information in Item 7 of Amendment No. 1.

      Current Report on Form 8-K filed with the Commission on December 23, 2003, with the Company’s slide show presentation.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on March 26, 2004.

CAPITAL SENIOR LIVING CORPORATION

By:	/s/ LAWRENCE A. COHEN

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

Signature	Title	Date

/s/ LAWRENCE A. COHEN Lawrence A. Cohen	Chief Executive Officer and Vice Chairman of the Board (Principal Executive Officer)	March 26, 2004

/s/ JAMES A. STROUD James A. Stroud	Chairman of the Company and Chairman of the Board	March 26, 2004

/s/ KEITH N. JOHANNESSEN Keith N. Johannessen	President and Chief Operating Officer and Director	March 26, 2004

/s/ RALPH A. BEATTIE Ralph A. Beattie	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2004

/s/ CRAIG HARTBERG Craig Hartberg	Director	March 26, 2004

/s/ JILL M. KRUEGER Jill M. Krueger	Director	March 26, 2004

/s/ JAMES A. MOORE James A. Moore	Director	March 26, 2004

/s/ DR. VICTOR W. NEE Dr. Victor W. Nee	Director	March 26, 2004

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders Capital Senior Living Corporation

      We have audited the accompanying consolidated balance sheets of Capital Senior Living Corporation as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Senior Living Corporation as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 2 to the financial statements, the Company changed its method of accounting for variable interest entities.

ERNST & YOUNG LLP

Dallas, Texas

February 23, 2004

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$6,594	$11,768
Restricted cash	7,187	4,490
Accounts receivable, net	1,295	1,028
Accounts receivable from affiliates	604	651
Federal and state income taxes receivable	994	1,072
Deferred taxes	385	399
Property tax and insurance deposits	1,855	1,475
Prepaid expenses and other	2,437	1,164

Total current assets	21,351	22,047
Property and equipment, net	380,115	153,544
Deferred taxes	6,554	7,106
Due from affiliates	—	513
Notes receivable from affiliates	4,981	86,470
Investments in limited partnerships	1,762	1,238
Assets held for sale	2,391	4,131
Other assets, net	4,179	3,202

Total assets	$421,333	$278,251

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,158	$2,322
Accrued expenses	6,611	4,638
Current portion of notes payable	23,488	9,715
Customer deposits	1,929	1,023

Total current liabilities	34,186	17,698
Deferred income	112	7
Deferred income from affiliates	102	1,194
Other long-term liabilities	6,736	—
Notes payable, net of current portion	255,549	140,385
Minority interest in consolidated partnership	281	686
Commitments and contingencies Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 15,000; no shares issued or Outstanding	—	—
Common stock, $.01 par value:
Authorized shares — 65,000
Issued and outstanding shares — 19,847 and 19,737 in 2003 and 2002, respectively	198	197
Additional paid-in capital	92,336	91,990
Retained earnings	31,833	26,094

Total shareholders’ equity	124,367	118,281

Total liabilities and shareholders’ equity	$421,333	$278,251

See accompanying notes.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except
	per share data)
Revenues:
Resident and health care revenue	$62,564	$57,574	$62,807
Rental and lease income	—	37	3,619
Unaffiliated management services revenue	336	1,069	1,971
Affiliated management services revenue	3,236	2,062	1,743
Affiliated development fees	189	740	403

Total revenues	66,325	61,482	70,543
Expenses:
Operating expenses	40,208	32,851	37,214
General and administrative expenses	12,343	11,557	12,002
Provision for bad debts	168	267	967
Depreciation and amortization	7,791	5,846	7,088

Total expenses	60,510	50,521	57,271

Income from operations	5,815	10,961	13,272
Other income (expense):
Interest income	4,278	5,968	5,914
Interest expense	(12,481)	(10,749)	(14,888)
Gain on sale of properties	6,751	1,876	2,550
Other income (expense)	3,616	69	(885)

Income before income taxes, minority interest in consolidated partnership	7,979	8,125	5,963
Provision for income taxes	(3,098)	(3,015)	(1,777)

Income before minority interest in consolidated partnership	4,881	5,110	4,186
Minority interest in consolidated partnership	109	(428)	(1,430)

Net income	$4,990	$4,682	$2,756

Per share data:
Basic earnings per share	$0.25	$0.24	$0.14

Diluted earnings per share	$0.25	$0.24	$0.14

Weighted average shares outstanding — basic	19,784	19,726	19,717

Weighted average shares outstanding — diluted	19,975	19,917	19,734

See accompanying notes.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional
			Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

	(In thousands)
Balance at January 1, 2001	19,717	197	91,935	18,656	110,788
Net income	—	—	—	2,756	2,756

Balance at December 31, 2001	19,717	197	91,935	21,412	113,544
Exercise of stock options	20	—	41	—	41
Non cash compensation	—	—	14	—	14
Net income	—	—	—	4,682	4,682

Balance at December 31, 2002	19,737	$197	$91,990	$26,094	$118,281
Exercise of stock options	110	1	346	—	347
Other Comprehensive Income:
Net income	—	—	—	4,990	4,990
Unrealized gain on interest rate lock	—	—	—	749	749

Total other comprehensive income	—	—	—	5,739	5,739

Balance at December 31, 2003	19,847	$198	$92,336	$31,833	$124,367

See accompanying notes.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Operating Activities
Net income	$4,990	$4,682	$2,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,791	5,846	6,890
Amortization	—	—	198
Amortization of deferred financing charges	1,080	867	891
Minority interest in consolidated partnership	(109)	428	1,430
Deferred income from affiliates	(340)	(556)	(491)
Deferred income	96	(500)	507
Deferred income from liquidation of HCP partnership	(3,406)	—	—
Deferred income taxes	1,605	2,805	(230)
Equity in the (gains) losses of affiliates	(210)	(69)	451
Gain on sale of properties	(6,751)	(1,876)	(2,550)
Writedown of assets held for sale	—	863	—
Provision for bad debts	168	267	967
Loss on foreclosure	—	—	434
Non cash compensation	—	14	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(364)	(290)	816
Accounts receivable from affiliates	47	(218)	—
Notes receivable	—	—	570
Property tax and insurance deposits	(380)	805	(640)
Prepaid expenses and other	(785)	54	717
Other assets	1,122	91	7
Accounts payable	(917)	(492)	(867)
Accrued expenses	(1,152)	1,332	363
Federal and state income taxes receivable/payable	170	(20)	2,583
Customer deposits	(114)	(121)	132

Net cash provided by operating activities	2,541	13,912	14,934
Investing Activities
Capital expenditures	(1,591)	(2,199)	(2,138)
Net cash acquired in acquisition of Triad Entities	122	—	—
Net cash upon consolidation of Triad I	832	—	—
Proceeds from sale of assets	5,458	5,187	4,787
Proceeds from sale of assets to BRE/ CSL	3,088	7,287	—
Advances to affiliates	(7,381)	(22,441)	(17,700)
Investments in limited partnerships	197	7,335	(1,251)

Net cash provided by (used in) investing activities	725	(4,831)	(16,302)
Financing Activities
Proceeds from notes payable	5,114	4,823	3,207
Repayments of notes payable	(18,480)	(6,823)	(6,119)
Restricted cash	5,169	(2,390)	(1,000)
Cash proceeds from the exercise of stock options	256	35	—
Distributions to minority partners	(296)	(2,127)	(7,617)
Deferred financing charges paid	(203)	(806)	(3)

Net cash used in financing activities	(8,440)	(7,288)	(11,532)

(Decrease) increase in cash and cash equivalents	(5,174)	1,793	(12,900)
Cash and cash equivalents at beginning of year	11,768	9,975	22,875

Cash and cash equivalents at end of year	$6,594	$11,768	$9,975

Supplemental Disclosures
Cash paid during the year for:
Interest	$11,503	$9,308	$13,931

Income taxes	$1,748	$2,374	$744

See accompanying notes.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1.	Organization

      Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior living communities throughout the United States. As of December 31, 2003, the Company operated 42 senior living communities in 20 states with an aggregate capacity of approximately 6,900 residents, including 41 senior living communities which the Company owned or in which the Company had an ownership interest and one community it managed for a third party. As of December 31, 2003, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents and Restricted Cash

      The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. The Company has deposits in banks that exceed Federal Deposit Insurance Corporation insurance limits. Management believes that credit risk related to these deposits is minimal. Cash and cash equivalents, at December 31, 2003 and 2002, includes the cash and cash equivalents of the HealthCare Properties, L.P. (“HCP”) of $0.7 million and $0.6 million, respectively. Restricted cash represents amounts held in deposits that are required as collateral under the terms of certain loan agreements.

Long-Lived Assets

      Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives are 30 to 40 years for buildings and building improvements, 20 years for land improvements and 5 to 10 years for furniture, equipment and automobiles.

      At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers external factors relating to each asset, including contract changes, local market developments, and other publicly available information. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount the carrying value exceeds the fair market value, generally based on discounted cash flows, of the long-lived asset. The Company does not believe there are any indicators that would require an adjustment to the carrying value of the property and equipment or their remaining useful lives as of December 31, 2003 and 2002.

Assets Held for Sale

      The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The Company has five parcels of land held for sale at December 31, 2003. The fair value of these properties is generally determined based on market rates, industry trends and recent comparable sales transactions. The actual sales price of these assets could differ significantly from the Company’s estimates.

      The Company estimates the five parcels of land that were held for sale at December 31, 2003, have an aggregate fair value, net of costs of disposal, that exceeds the carrying value of $2.4 million. The amounts the Company will ultimately realize could differ materially from this estimate.

      During 2003, the Company sold one parcel of land and one community that were held for sale.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2002, the Company sold one parcel of land and forgave $0.7 million of notes receivable with a certain partnership in exchange for one parcel of land, which the Company classified as held for sale. In addition, the Company recorded a write-down of $0.8 million on a community owned by HCP. This write-down is reflected as operating expenses in the income statement.

      During 2001, the Company reclassified one of HCP’s communities to held for sale and sold the house that had been classified as held for sale. In addition, during 2001 a lender foreclosed on a property owned by HCP that had been classified as held for sale resulting in a loss of $0.4 million. During 2001, the Company forgave $1.2 million in notes receivable with a partnership in exchange for two parcels of land and the Company sold one of the parcels of land that had been classified as held for sale.

Investments in Partnerships and Joint Ventures

      BRE/ CSL: The Company has formed three joint ventures (collectively “BRE/ CSL”) with an affiliate of Blackstone Real Estate Advisors (“Blackstone”), and the joint ventures seek to acquire senior housing properties. BRE/ CSL is owned 90% by Blackstone and 10% by the Company. The Company accounts for its investment in BRE/ CSL under the equity method of accounting. The Company recorded its investment at cost and will adjust its investment for its share of earnings and losses of BRE/ CSL. The Company defers 10% of its management fee income earned from BRE/ CSL. Deferred management fee income is being amortized into income over the term of the Company’s management contract. As of December 31, 2003, the Company had deferred income of $0.1 million relating to BRE/ CSL.

      Spring Meadows: In December 2002, the Company acquired from affiliates of LCOR Incorporated (“LCOR”) its approximate 19% member interests in the four joint ventures, which own four communities (the “Spring Meadows Communities”) as well as loans made by LCOR to the joint ventures for $0.9 million in addition to funding $0.4 million for working capital and anticipated negative cash requirements of the communities. The Company’s interests in the four joint ventures that own the Spring Meadows Communities include interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. The Company has managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001 and will continue to manage the communities under long-term management contracts. In addition, the Company will receive an asset management fee relating to each of the four communities. The Company accounts for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company has the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest.

      Triad Entities: Effective as of July 1, 2003, the Company acquired the partnership interest of the general partner and the other third party limited partnership interests in the Triad Senior Living II, L.P., Triad Senior Living III, L.P., Triad Senior Living IV, L.P. and Triad Senior Living V, L.P. (collectively the “Triad Entities”) for $1.3 million in cash, $0.4 million in notes payable and the assumption of all outstanding debt and liabilities. The total purchase price was $194.4 million and the acquisition was treated as a purchase of property. The Company now wholly owns each of the Triad Entities. This acquisition resulted in the Company acquiring 12 senior living communities owned by the Triad Entities with a combined resident capacity of approximately 1,670 residents. The resident capacity mix for the Triad Entities is 95% independent living and 5% assisted living, with all revenues derived from private pay sources. Subsequent to the end of the Company’s third quarter of 2003, the Company repaid the $0.4 million in notes payable related to this acquisition. Prior to this acquisition, the Company owned 1% of the limited partnership interests and managed the Triad Entities under a series of long-term management contracts.

      Triad I: The Company operates five Waterford communities and two expansions pursuant to arrangements with Triad Senior Living I, LP (“Triad I”). The Company has an approximate 1% limited partnership interest in Triad I.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities”, an interpretation of ARB No. 51, effective immediately for variable interest entities created after January 31, 2003 and effective as of December 31, 2003, for variable interest entities that existed prior to February 1, 2003. The Company adopted the provisions of this interpretation, as of December 31, 2003, and its adoption resulted in the Company consolidating Triad I’s financial position as of December 31, 2003 and will result in the Company consolidating Triad I’s results of operations beginning January 1, 2004. The Company operates the five senior living communities and two expansions in Triad I under a series of long-term management agreements and accounted for Triad I under the equity method of accounting prior to adopting the provisions of FASB Interpretation No. 46 revised.

      The Company has loan commitments to Triad I for construction and pre-marketing expenses, in addition to requirements to fund Triad I’s operating deficits through operating deficit guarantees provided for in its management agreements with Triad I and other advances, totaling $16.4 million and $14.0 million at December 31, 2003 and 2002, respectively (which are eliminated upon consolidation at December 31, 2003). The Company evaluates the carrying value of these receivables by comparing the cash flows expected from the operations of Triad I to the carrying value of the receivables. These cash flow models consider lease-up rates, expected operating costs, debt service requirements and various other factors. In addition, the Company entered into a support agreement with Triad I during the third quarter of 2002, whereby each of the Triad Entities agreed to loan excess cash flow of such Triad Entity to any one or more of Triad I or any of the Triad Entities. The carrying value of the notes receivable from Triad I could be adversely affected by a number of factors, including Triad I experiencing slower than expected lease-up, lower than expected lease rates, higher than expected operating costs, increases in interest rates, issues involving debt service requirements, general adverse market conditions, other economic factors and changes in accounting guidelines. Management believes that the carrying value of the notes receivable are fully recoverable, based on the support agreement, factors within its control and the future achievement of the assumptions used in these cash flow models, which are consistent with the Company’s operating experience.

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

      Revenues from the Medicare and Medicaid programs accounted for 9%, 8%, and 9% in 2003, 2002 and 2001, respectively of the Company’s net revenues. One community (two in 2001) is a provider of services under the Medicaid program. Accordingly, the community is entitled to reimbursement under the foregoing program at established rates that are lower than private pay rates. Patient service revenue for Medicaid patients is recorded at the reimbursement rates as the rates are set prospectively by the state upon the filing of an annual cost report. Two communities (three in 2001) are providers of services under the Medicare program and are entitled to payment under the foregoing programs in amounts determined based on established rates that differ from private pay rates. Revenue from the Medicare program is recorded at established rates and adjusted for differences between such rates and estimated amounts payable from the program. Any differences between estimated and actual reimbursements are included in operations in the year of settlement and have not been material.

      Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

      Management services revenue, resident and healthcare revenue and development fees are recognized when earned. Management services revenue relates to providing certain management and administrative support services under management contracts, which have terms expiring through 2022. Management services revenue is shown net of reimbursed expenses. The reimbursed expenses from affiliates were $21.5 million, $18.5 million and $10.7 million, for the years ended December 31, 2003, 2002 and 2001, respectively. Reimbursed expenses from unaffiliated parties were $0.3 million, $6.9 million, and $13.0 million, for the years ended December 31, 2003, 2002 and 2001, respectively.

      The Company’s management contracts include contingent management services revenue, usually based on exceeding certain gross revenue targets. These contingent revenues are recognized based on actual results according to the calculations specified in the various management agreements.

Swap Agreements

      The Company uses interest rate and treasury lock swap agreements for purposes other than trading. Interest rate swap agreements are used to modify variable rate obligations to fixed rate obligations, thereby reducing the Company’s exposure to market rate fluctuations. The interest rate swap agreements are designed as hedges, and the effectiveness is determined by matching the principal balance and terms with that specific obligation. The interest rate swap agreements involve exchanging amounts based on variable interest rates for amounts based on fixed interest rates over the life of the agreement without the exchange of the notional amounts upon which the payments are made. The net effect of these agreements on the Company’s operating results is that the interest expense on the portion of variable rate debt being hedged is generally recorded based on fixed interest rates. These interest rate swap agreements are entered into with a major financial institution in order to minimize counterparty credit risk. The differential to be paid or received as rates change is accounted for under the accrual method of accounting and the amount payable to or receivable from counterparties is included as an adjustment to accrued interest. The Company had interest rate swap agreements on $25.7 million notional amounts of indebtedness at December 31, 2003. The interest rate swap agreements resulted in the Company recognizing an additional $1.0 million in interest expense during 2003.

      In addition the Company, through its acquisition of the Triad Entities, is party to interest rate lock agreements, which are used to hedge the risk that the costs of future issuance of debt may be adversely affected by changes in interest rates. Under the treasury lock swap agreements, the Company agrees to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional principal amount of indebtedness based on the locked rate at the date when the agreement was established and the yield of a United States Government 10-Year Treasury Note on the settlement date of January 3, 2006. The notional amounts of the agreements are not exchanged. These treasury lock swap agreements are entered into with a major financial institution in order to minimize counterparty credit risk. The locked rates range from 7.5% to 9.1%.

      The interest rate and treasury lock swap agreements are reflected at fair value in the Company’s balance sheet (Other long term liabilities) and the related gains or losses on these agreements are deferred in stockholders’ equity (as a component of other comprehensive income). During 2003, the Company recognized other comprehensive income of $0.8 million from the change in fair value of the interest rate and treasury lock swap agreements.

Credit Risk

      The Company’s resident receivables are generally due within 30 days. Credit losses on resident receivables have been within management’s expectations, and management believes that the allowance for doubtful accounts adequately provides for any expected losses.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising

      Advertising is expensed as incurred. Advertising expenses for the years ended December 31, 2003, 2002 and 2001 were $3.8 million, $2.5 million and $2.8 million, respectively.

Net Income Per Share

      Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share considers the dilutive effect of outstanding options calculated using the treasury stock method.

      The following table set forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Year Ended December 31,

	2003	2002	2001

Net income	$4,990	$4,682	$2,756

Weighted average shares outstanding — basic	19,784	19,726	19,717
Effect of dilutive securities:
Employee stock options	191	191	17

Weighted average shares outstanding — diluted	19,975	19,917	19,734

Basic earnings per share	$0.25	$0.24	$0.14

Diluted earnings per share	$0.25	$0.24	$0.14

Stock-Based Compensation

      The Company has elected to follow the intrinsic value method in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee and director stock options. In accordance with APB 25, since the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, generally no compensation expense is recognized. Stock option grants to non-employees are accounted for in accordance with the fair value method of FASB 123.

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosures” (“SFAS 148”) in December 2002. SFAS 148 amends the disclosure provisions and transition alternatives of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” and is effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS 148 effective December 31, 2002. The adoption of SFAS 148 by the Company did not have a material impact on the Company’s results of operations or financial position.

      Pro forma information regarding net income per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2003, 2002 and 2001, respectively: risk free interest rate of 1.6, 4.6 and 6.5 percent; dividend yields of zero percent for all years; expected lives of seven and one-half years for all years; and volatility factors of the expected market price of the Company’s common stock of 58.3, 57.4, and 62.8 percent. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Net income
As reported	$4,990	$4,682	$2,756
Less: fair value stock option expense, net of tax	(438)	(745)	(658)

Pro forma	$4,552	$3,937	$2,098

Net income per share — basic
As reported	$0.25	$0.24	$0.14
Less: fair value stock option expense, net of tax	(0.02)	(0.04)	(0.03)

Pro forma	$0.23	$0.20	$0.11

Net income per share — diluted
As reported	$0.25	$0.24	$0.14
Less: fair value stock option expense, net of tax	(0.02)	(0.04)	(0.03)

Pro forma	$0.23	$0.20	$0.11

Segment Information

      The Company evaluates the performance and allocates resources of its senior living facilities based on current operations and market assessments on a property-by-property basis. The Company does not have a concentration of operations geographically or by product or service as its management functions are integrated at the property level. As such, the Company operates in one segment.

Reclassifications

      Certain reclassifications have been made to prior year amounts to conform to current year presentation.

Critical Accounting Policies and Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related footnotes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions. The Company believes revenue recognition, investments in partnerships, long-lived assets and assets held for sale are its most critical accounting policies and require management’s most difficult, subjective and complex judgments.

New Accounting Standards

      In April 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB No. 13, and Technical Corrections”, which is required to be applied in fiscal years beginning after May 15, 2002. This

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statement required gains and losses on the extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement No. 4. The Company adopted this statement on January 1, 2003, and the adoption of this statement did not have a material effect on the Company’s earnings or financial position.

      In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which is effective for exit or disposal activities initiated after December 31, 2002. This statement establishes an accounting model for costs associated with exit or disposal activities. Under this statement, a liability for costs associated with exit or disposal activities should be initially recognized when it is incurred and be measured at fair value. The Company adopted this statement on January 1, 2003, and the adoption of this statement did not have a material effect on the Company’s earnings or financial position.

      In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” with the interpretation’s disclosure requirements effective for interim or annual periods after December 15, 2002 and the interpretation’s initial recognition and initial measurement provisions applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This interpretation requires guarantees to be recorded at fair value and also requires guarantors to make significant new disclosures for virtually all guarantees even if the likelihood of a guarantor’s having to make payments under the guarantee is remote. The Company adoption of the disclosure and measurement provisions of this interpretation did not have a material effect on the Company’s earnings or financial position.

      In December 2002, the Financial Accounting Standards Board issued FASB Statement No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” which is effective for fiscal years ending after December 15, 2002. FASB Statement No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternate methods to transition to FASB Statement No. 123’s fair value method of accounting for stock-based employee compensation along with amending certain disclosure provision of FASB Statement No. 123. The adoption of this statement did not have a material effect on the Company’s earnings or financial position.

      In 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities”, an interpretation of ARB No. 51, effective immediately for variable interest entities created after January 31, 2003 and effective as of December 31, 2003, for variable interest entities that existed prior to February 1, 2003. The Company adopted the provisions of this interpretation, as of December 31, 2003, and its adoption resulted in the Company consolidating Triad I’s financial position as of December 31, 2003 and will result in the Company consolidating Triad I’s results of operations beginning January 1, 2004. The consolidation of Triad I increased the Company’s property and equipment by $62.5 million and increased the debt by $47.6 million at December 31, 2003 (See Note 3).

3.	Transactions with Affiliates

      BRE/ CSL: The Company formed BRE/ CSL with Blackstone in December 2001, and the joint ventures seek to acquire senior housing properties. BRE/ CSL is owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint ventures, each of the Company and Blackstone must approve any acquisitions made by BRE/ CSL. Each party must also contribute its pro rata portion of the costs of any acquisition.

      In December 2001, BRE/ CSL acquired Amberleigh, a 394 resident capacity independent living facility. In connection with the acquisition of Amberleigh by BRE/ CSL, the Company contributed $1.8 million to BRE/ CSL. During the second quarter of 2002, BRE/ CSL obtained permanent financing for the Amberleigh community and the Company recovered $1.4 million of its contribution to BRE/ CSL.

      On June 13, 2002, the Company contributed to BRE/ CSL four of its senior living communities with a capacity of approximately 600 residents. As a result of the contribution, the Company repaid $29.1 million of

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

long-term debt to GMAC, received $7.3 million in cash from BRE/ CSL, has a 10% equity interest in the venture of $1.2 million and wrote-off $0.5 million in deferred loan costs.

      In addition, on June 30, 2003, the Company contributed to BRE/ CSL one of its senior living communities with a capacity of 182 residents. As a result of the contribution the Company repaid $7.4 million of long-term debt, received $3.1 million in cash from BRE/ CSL, and has a 10% equity interest in BRE/ CSL of $0.4 million resulting in the recognition of a gain of $3.4 million.

      The Company manages the six communities owned by BRE/ CSL under long-term management contracts. The Company accounts for the BRE/ CSL investment under the equity method of accounting. The Company has deferred $0.1 million of management services revenue as a result of its 10% interest in the BRE/ CSL joint venture.

      Spring Meadows: In December 2002, the Company acquired LCOR’s approximate 19% member interests in the four joint ventures that own the Spring Meadows Communities from LCOR as well as loans made by LCOR to the joint ventures for $0.9 million in addition to funding $0.4 million to the venture for working capital and anticipated negative cash requirements of the communities. The Company’s interests in the joint ventures that own the Spring Meadows Communities include interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. The Company accounts for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company has managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001 and will continue to manage the communities under long-term management contracts. In addition, the Company will receive an asset management fee relating to each of the four communities. The Company has the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest. No amounts were funded by the Company during 2003 under this obligation.

      Triad Entities and Triad I: Effective as of July 1, 2003, the Company acquired the partnership interest of the general partner and the other third party limited partnership interests in the Triad Entities for $1.3 million in cash, $0.4 million in notes payable and the assumption of all outstanding debt and liabilities. The total purchase price was $194.4 million and the acquisition was treated as a purchase of property. The Company now wholly owns each of the Triad Entities. This acquisition resulted in the Company acquiring the 12 senior living communities owned by the Triad Entities with a combined resident capacity of approximately 1,670 residents. The resident capacity mix for the Triad Entities is 95% independent living and 5% assisted living, with all revenues derived from private pay sources. Subsequent to the end of the Company’s third quarter of 2003, the Company repaid the $0.4 million in notes payable related to this acquisition. Prior to the acquisition of the Triad Entities the Company accounted for its investments in the Triad Entities under the equity method of accounting.

      In 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities” an interpretation of ARB No. 51, effective immediately for variable interest entities created after January 31, 2003 and effective as of December 31, 2003 for variable interest entities that existed prior to February 1, 2003. The Company adopted the provisions of this interpretation at December 31, 2003, and its adoption resulted in the Company consolidating the financial position of Triad I at December 31, 2003 and will result in the Company consolidating the operations of Triad I beginning in the Company first quarter of 2004. Prior to adopting FASB Interpretation No. 46 the Company accounted for Triad I under the equity method of accounting.

      The Company operates five Waterford communities and two expansions pursuant to management agreements with Triad I. The Company has an approximate 1% limited partnership interest in Triad I and has accounted for these investments under the equity method of accounting based on the provisions of the Triad I partnership agreement until December 31, 2003.

      The Company has loan commitments to Triad I for construction and pre-marketing expenses, in addition to requirements to fund Triad I’s operating deficits through operating deficit guarantees provided for in its

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management agreements with Triad I and other advances, totaling $16.4 million and $14.0 million at December 31, 2003 and 2002, respectively (eliminated in consolidation at December 31, 2003). The Company evaluates the carrying value of these receivables by comparing the cash flows expected from the operations of Triad I to the carrying value of the receivables. These cash flow models consider lease-up rates, expected operating costs, debt service requirements and various other factors. In addition, the Company entered into a support agreement with Triad I during the third quarter of 2002, whereby each of the Triad Entities agreed to loan excess cash flow of such Triad Entity to any one or more of Triad I, or any of the Triad Entities. The carrying value of the notes receivable from Triad I could be adversely affected by a number of factors, including Triad I experiencing slower than expected lease-up, lower than expected lease rates, higher than expected operating costs, increases in interest rates, issues involving debt service requirements, general adverse market conditions, other economic factors and changes in accounting guidelines. Management believes that the carrying value of the notes receivable are fully recoverable, based on the support agreement, factors within its control and the future achievement of the assumptions used in these cash flow models, which are consistent with the Company’s operating experience.

      The Company has the option, but not the obligation, to purchase the Triad I communities for an amount specified in the partnership agreement. Furthermore, Lehman Brothers has agreed to withdraw as a partner in the Triad I partnership to the extent it has received, on or before November 1, 2004, distributions in an amount equal to its capital contributions of $12.4 million.

      Triad I finances the development of new communities through a combination of equity funding, traditional construction loans and permanent financing with institutional lenders secured by first liens on the communities and unsecured loans from the Company. The Company loans may be prepaid without penalty. The financings from institutional lenders are secured by first liens on the communities, as well as assignment to the lenders of the construction contracts and the development and management agreements with the Company. Each development and management agreement assigned to an institutional lender is also guaranteed by the Company and those guarantees are also assigned to the lenders. The Company’s management agreements contain an obligation of the Company to fund operating deficits to Triad I if the other financing sources of Triad I have been fully utilized. These operating deficit-funding obligations are guaranteed by the Company and include making loans to fund debt service obligations to the Triad I’s lenders. Amounts funded to date under these operating deficit agreements are disclosed in the table below. The Company could be required to fund additional amounts under these operating deficit agreements in the future.

      Set forth below is information on the construction/permanent loan facilities entered into by Triad I as of December 31, 2003, which is consolidated at December 31, 2003, into the financial statements of the Company (dollars in thousands):

		Loan Facilities to Triads

	Number of		Amount
Entity	Communities	Commitment	Outstanding	Type	Lender

Triad I	7	$50,000	$47,557	take-out	GMAC

      Included in property and equipment at December 31, 2003, is $54.0 million of assets that are collateral against Triad I’s debt.

      Prior to consolidation the Company accounted for Triad I and the Triad Entities under the equity method of accounting. The Company recognized losses in Triad I and the Triad Entities of $0.1 million, $0.2 million and $0.5 million as of December 31, 2003, 2002 and 2001, respectively. The recognition of these losses have reduced the Company’s investments in Triad I and the Triad Entities to zero and additional losses of $0.5 million were recorded as a reduction to the Company’s notes receivable from the Triad Entities.

      Deferred interest income was being amortized into income over the life of the loan commitment that the Company has with Triad I and the Triad Entities. Deferred development and management fee income was being amortized into income over the expected remaining life of Triad I and Triad Entities’ partnership. All deferred items were eliminated upon consolidation/ acquisition.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth, as of December 31, 2002, the capital invested in Triad I and the Triad Entities, information related to loans made by the Company to Triad I and the Triad Entities and information on deferred income related to Triad I and the Triad Entities (dollars in thousands). As of December 31, 2003, these amounts were eliminated in consolidation due to the acquisition of the Triad Entities in July 2003 and the consolidation of Triad I under the provisions of FASB Interpretation No. 46 revised as of December 31, 2003:

							Deferred Income
		Notes Receivable
								Development/
	Capital	Committed	Interest		Note	Deficit		Management
Entity	Investment	Amount	Rate	Maturity	Balance	Funding	Interest	Fees

Triad Senior Living I, L.P. (Triad I) 2002	$—	$13,000	8.0%	March 31, 2008	$13,000	$3,899	$57	$258
Triad Senior Living II, L.P. (Triad II) 2002	—	15,000	8.0	March 31,2008	15,000	9,262	86	137
Triad Senior Living III, L.P. (Triad III) 2002	—	26,000	8.0	March 31, 2008	26,000	1,728	103	269
Triad Senior Living IV, L.P. (Triad IV) 2002	—	10,000	8.0	March 31, 2008	10,000	958	92	101
Triad Senior Living V, L.P. (Triad V) 2003	—	10,000	8.0	March 31, 2008	5,309	—	18	23

      The Company could be required in the future to revise the terms of its notes with Triad I to extend the maturity date, change the interest rate earned on the notes or modify other terms and conditions of the notes.

      The following unaudited pro forma financial information combines the results of the Company and Triad I as if the provisions of FASB Interpretation No. 46 had been applied at the beginning of fiscal 2002. The pro forma financial information is presented for informational purposes only and does not reflect the results of operations of the Company, which would have actually resulted if Triad I had been consolidated as of the dates indicated, or future results of operations of the Company (in thousands).

	Year Ended
	December 31,

	2003	2002

Net revenue	$80,320	$74,660
Net income	$1,601	$1,857
Net income per share — basic	$0.08	$0.09
Net income per share — diluted	$0.08	$0.09

4.	Acquisitions

      Effective as of July 1, 2003, the Company acquired the partnership interest of the general partner and the other third party limited partnership interests in the Triad Entities for $1.3 million in cash, $0.4 million in notes payable and the assumption of all outstanding debt and liabilities ($109.6 million bank debts, $73.2 million debt due to the Company, and $9.9 million net working capital liabilities). The total purchase price was $194.4 million and the acquisition was treated as a purchase of property. The Company now wholly owns each of the Triad Entities. This acquisition resulted in the Company acquiring ownership of 12 senior living communities with a combined resident capacity of approximately 1,670 residents. The resident capacity mix for the Triad Entities is 95% independent living and 5% assisted living, with all revenues derived from private pay sources. Prior to the acquisition the Company had developed the properties owned by and managed the Triad Entities. Subsequent to the end of the Company’s third quarter of 2003, the Company repaid the $0.4 million in notes payable related to this acquisition.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The purchase price was allocated as follows:

Net cash acquired	$122
Fair value of tangible assets acquired	11,720
Property and equipment	182,601

Total purchase price	$194,443

      Set forth below is information relating to the construction/permanent loan facilities the Company assumed as a result of the acquisition of the Triad Entities at July 1, 2003 (dollars in thousands):

		Loan Facilities to Triad Entities

	Number of		Amount
Entity	Communities	Commitment	Outstanding	Type	Lender

Triad II	3	$26,900	$26,003	mini-perm	Key Corporate Capital, Inc.
Triad III	6	$56,300	$56,270	mini-perm	Guaranty Bank
Triad IV	2	$18,600	$18,627	mini-perm	Compass Bank
Triad V	1	$8,903	$8,698	mini-perm	Bank of America

Total			$109,598

      The Company has not completed its analysis of this purchase and as such the purchase accounting information disclosed should be considered preliminary. The following unaudited pro forma financial information combines the results of the Company and the Triad Entities as if the transaction had taken place at the beginning of fiscal 2002. The pro forma financial information is presented for informational purposes only and does not reflect the results of operations of the Company, which would have actually resulted if the purchase occurred as of the dates indicated, or future results of operations of the Company (in thousands).

	Year Ended
	December 31,

	2003	2002

Net sales	$75,449	$73,332
Net income (loss)	$778	$(6,617)
Net income (loss) per share — basic	$0.04	$(0.34)
Net income (loss) per share — diluted	$0.04	$(0.33)

5.	Property and Equipment

      Property and equipment consists of the following (in thousands):

	December 31,

	2003	2002

Land	$24,063	$13,009
Land improvements	513	281
Buildings and building improvements	366,571	151,653
Furniture and equipment	12,297	7,432
Automobiles	419	310

	403,863	172,685
Less accumulated depreciation	23,748	19,141

Property and equipment, net	$380,115	$153,544

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 2001, the Company sold one community, two parcels of land and a house for $5.2 million, which resulted in the recognition of a gain of $2.6 million and net proceeds of $4.8 million. The two parcels of land and the house were classified as held for sale.

      In 2002, the Company sold two communities and one parcel of land for $6.7 million, which resulted in the recognition of a gain of $2.4 million and net proceeds of $5.2 million. In addition in 2002, the Company contributed to BRE/ CSL four of its senior living communities with a capacity of approximately 600 residents. As a result of the contribution, the Company repaid $29.1 million of long-term debt to GMAC, received $7.3 million in cash from BRE/ CSL, has a 10% equity interest in the venture of $1.2 million and wrote off $0.5 million in deferred loan costs, resulting in the recognition of a loss of $0.5 million.

      In July 2003, the Company acquired the partnership interests owned by non-Company parties in the Triad Entities. The acquisition of the Triad Entities was treated as a purchase of property and resulted in an increase in property and equipment of $182.6 million. In addition under the provisions of FASB Interpertation No. 46, the Company consolidated Triad I effective December 31, 2003, which, resulted in an increase in property and equipment of $62.5 million. During 2003, the Company sold two communities and two parcels of land for $14.2 million, resulting in the recognition of a gain of $3.4 million and net proceeds of $5.5 million. In addition, in June 2003, the Company contributed to BRE/ CSL one of its senior living communities with a capacity of 182 residents. As a result of the contribution the Company repaid $7.4 million of long-term debt, received $3.1 million in cash from BRE/ CSL, has a 10% equity interest in BRE/ CSL of $0.4 million, resulting in the recognition of a gain of $3.4 million.

6.	Accrued Expenses

      Accrued expenses consists of the following (in thousands):

	December 31,

	2003	2002

Accrued salaries, bonuses and related expenses	$1,701	$1,260
Accrued property taxes	2,674	933
Accrued interest	1,026	606
Accrued health claims	774	630
Payable for Spring Meadows interests	—	957
Other	436	252

	$6,611	$4,638

7.	Notes Payable

      Notes payable consists of the following:

	December 31,

	2003	2002

	(In thousands)
WMF mortgage loans, bearing interest ranging from 7.08% to 7.69%, payable in monthly installments of principal and interest of $62,185, maturing on various dates thru January 2010, secured by a certain property with a net book value of $9.8 million at December 31, 2003	$7,555	$7,724
Lehman mortgage loan, bearing interest at 8.20%, payable in monthly installments of principal and interest of $0.3 million, maturing on September 2009, secured by certain properties with a net book value of $49.3 million at December 31, 2003	35,985	44,087
Insurance premium financings, bearing interest at 3.75%, payable in monthly installments of principal and interest of $0.5 million, maturing on various dates through October 2003	2,221	1,942

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2003	2002

	(In thousands)
GMAC mortgage loans, bearing interest ranging from 3.47% to 9.00%, payable in monthly installments of principal and interest of $0.7 million, maturing on various dates thru January 2006, secured by certain properties with a net book value of $81.0 million at December 31, 2003	122,325	68,854
Newman collateralized loans, bearing interest at LIBOR (floor of 3.5%), plus 550 basis points (9.0% and 9.0% at December 31, 2003 and 2002, respectively), principal installments due quarterly beginning in 2003 with the final payment due in October 2004, secured by certain properties with a net book value of $50.6 million at December 31, 2003	5,300	20,000
Bank One mortgage loan, bearing interest at LIBOR plus 225 basis points (3.6% at December 31, 2002)	—	7,493
Key Bank mortgage loans, bearing interest at 7.4% payable in monthly installments of principal and interest of $0.2 million, maturing in December 2005, secured by certain properties with a net book value of $33.1 million at December 31, 2003	25,677	—
Guaranty mortgage loans, bearing interest at LIBOR, plus 225 basis points (3.38% at December 31, 2003) payable in monthly installments of principal and interest of $0.2 million, maturing on January 2007, secured by certain properties with a net book value of $58.5 million at December 31, 2003	52,743	—
Compass mortgage loans, bearing interest at LIBOR, plus 225 basis points (3.41% at December 31, 2003), payable in monthly installments of principal and interest of $49,285, maturing in December 2006, secured by certain properties with a net book value of $24.1 million at December 31, 2003	18,627	—
Bank of America mortgage loans, bearing interest at prime, plus 100 basis points (5.0% at December 31, 2003), payable in monthly installments of principal and interest of $53,000, maturing in January 2006, secured by a certain property with a net book value of $10.3 million at December 31, 2003	8,604	—

	279,037	150,100
Less current portion	23,488	9,715

	$255,549	$140,385

      The aggregate maturities of notes payable at December 31, 2003, are as follows (in thousands):

2004	$23,488
2005	93,689
2006	75,867
2007	51,225
2008	916
Thereafter	33,852

$279,037

      In connection with obtaining the loan commitments above the Company incurred $0.2 million and $0.8 million in fiscal 2003 and 2002, respectively, in financing charges that were deferred and amortized over the life of the notes. Accumulated amortization was $2.8 million and $1.9 million at December 31, 2003 and 2002, respectively.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of the notes. At December 31, 2003, one of the Company’s communities was in violation of a certain financial covenant. Subsequent to December 31, 2003 the lender provided the Company with a waiver for the financial covenant violation. The Company was in compliance with or obtained waivers for all of its debt covenants at December 31, 2003 and 2002.

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

      In December 2003, the Company filed a shelf registration statement with the SEC to offer up to $50.0 million in the aggregate of common stock. (See Footnote 17, Subsequent Events).

      Net income (loss) of HCP is generally allocated 98% to the limited partners and 2% to the general partner. The net income of HCP from the disposition of a property is allocated: (i) to partners with deficit capital accounts on a pro rata basis; (ii) to limited partners until they have been paid an amount equal to the amount of their adjusted investment (as defined); (iii) to the limited partners until they have been allocated income equal to their 12% Liquidation Preference; and (iv) thereafter, 80% to the limited partners and 20% to the general partner. The net loss of HCP from the disposition of a property is allocated: (i) to partners with positive capital accounts on a pro rata basis and (ii) thereafter, 98% to the limited partners and 2% to the general partner. Distributions of available cash flow are generally distributed 98% to the limited partners and 2% to the general partner, until the limited partners have received an annual preferential distribution, as defined. Thereafter, available cash flow is distributed 90% to the limited partners and 10% to the general partner. HCP made distributions of $0.3 million, $2.1 million and $7.6 million to minority partners in 2003, 2002 and 2001, respectively. HCP has been dissolved and the assets of HCP have been transferred to a liquidating trust.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the Company’s stock option activity, and related information for the years ended December 31, 2003, 2002 and 2001 is presented below:

		Weighted Average	Option Price per
	Shares	Exercise Price	Share

Outstanding at January 1, 2001	1,724,535	$8.95	$3.63 to $13.50
Granted	581,800	1.80	$1.80 to $2.00
Exercised	—	—	—
Forfeited	713,940	12.25	$1.80 to $13.50
Expired	—	—	—

Outstanding at December 31, 2001	1,592,395	4.86	$1.80 to $13.50
Granted	154,000	3.45	$2.20 to $4.14
Exercised	19,490	1.80	$1.80
Forfeited	124,593	4.05	$1.80 to $7.06
Expired	—	—	—

Outstanding at December 31, 2002	1,602,312	4.83	$1.80 to $13.50
Granted	529,030	5.90	$2.73 to $6.30
Exercised	109,853	2.33	$1.80 to $4.14
Forfeited	563,886	7.72	$1.80 to $13.50
Expired	—	—	—

Outstanding at December 31, 2003	1,457,603	$4.29	$1.80 to $10.50

Exercisable at December 31, 2003	967,623	$3.91	$1.80 to $10.50

Exercisable at December 31, 2002	1,120,686	$5.33	$1.80 to $13.50

Exercisable at December 31, 2001	739,886	$5.90	$1.80 to $13.50

      The weighted average fair values of stock options granted during the year ended 2003, 2002 and 2001 was $5.90, $3.45 and $1.80 per option granted. Unoptioned shares available for the granting of options at December 31, 2003, 2002 and 2001, were 413,054, 378,198, and 407,605, respectively.

      The following table summarizes information relating to the Company’s options outstanding and options exercisable as of December 31, 2003.

	Options Outstanding			Options Exercisable

	Number	Weighted Average		Number
	Outstanding at	Remaining	Weighted Average	Exercisable at	Weighted Average
Range of Exercise Prices	12/31/03	Contractual Life	Exercise Price	12/31/03	Exercise Price

$1.80 to $2.73	482,278	7.82	$1.87	386,278	$1.81
$3.02 to $4.14	378,295	6.80	$3.66	292,545	$3.64
$6.30 to $10.50	597,030	8.86	$6.63	288,800	$6.98

$1.80 to $10.50	1,457,603	7.98	$4.29	967,623	$3.91

      In May 2003, certain employees of the Company elected to forfeit 452,500 options originally priced at $7.06. These options were added back to the pool of options available to grant in May 2003.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The average daily price of the stock during 2003, 2002 and 2001 was $3.73, $2.39 and $2.06, respectively, per share and the number of options that were anti-dilutive at December 31, 2003, 2002 and 2001, and excluded from the diluted earnings per share calculation were 0.6 million, 1.1 million and 1.1 million, respectively.

10.	Income Taxes

      The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,

	2003	2002	2001

Current:
Federal	$1,243	$164	$1,676
State	249	46	331
Deferred:
Federal	1,341	2,342	(192)
State	265	463	(38)

	$3,098	$3,015	$1,777

      The provision for income taxes differed from the amounts computed by applying the U.S. federal income tax rate to income before provision for income taxes as a result of the following (in thousands):

	Year Ended December 31,

	2003	2002	2001

Tax expense at federal statutory rates	$2,750	$2,617	$1,625
State income tax expense, net of federal benefit	336	320	199
Other	12	78	(47)

	$3,098	$3,015	$1,777

      A summary of the Company’s deferred tax assets and liabilities, are as follows (in thousands):

	December 31,

	2003	2002

Deferred tax assets:
Tax basis in excess of book basis on assets acquired	$5,894	$6,049
Capital loss carryforward (expiring in 2006)	511	1,045
Other	2,449	1,905

Total deferred tax assets	8,854	8,999
Deferred tax liabilities	1,915	1,494

Total deferred tax assets, net	$6,939	$7,505

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

      The Company has a 401(k) salary deferral plan (the “Plan”) in which all employees of the Company meeting minimum service and age requirements are eligible to participate. Contributions to the Plan are in the

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

form of employee salary deferrals, which are subject to employer matching contributions of up to 2% of the employee’s annual salary. The Company’s contributions are funded semi-monthly to the Plan administrator. Matching contributions of $0.2 million were contributed to the Plan in each of 2003, 2002 and 2001. The Company incurred administrative expenses related to the Plan of $17,000, $15,000 and $14,500 in 2003, 2002 and 2001, respectively.

12.	Contingencies

      In the fourth quarter of 2002, the Company (and two of its management subsidiaries), Buckner Retirement Services, Inc. (“Buckner”), and a related Buckner entity, and other unrelated entities were named as defendants in a lawsuit in district court in Fort Bend County, Texas brought by the heir of a former resident who obtained nursing home services at Parkway Place from September 1998 to March 2001. The Company managed Parkway Place for Buckner through December 31, 2001. The plaintiff alleges gross negligence, malice and intentional injury in the treatment of the resident at Parkway Place and seeks various damages including wrongful death and punitive damages. The Company’s insurers have hired counsel to defend this claim. The insurers have issued reservation of rights letters, subject to certain exclusions in the applicable insurance policies. The parties are currently going through initial discovery. The Company is unable at this time to estimate its liability, if any, related to this claim. However, the Company denies any wrongdoing and intends to vigorously defend this claim.

      In February 2004, the Company and certain subsidiaries, along with numerous other senior living companies in California, were named as defendants in a lawsuit in a district court in Los Angeles, California. This lawsuit was brought by two public interest groups on behalf of seniors in California residing at the facilities of the defendants. The plaintiffs allege that pre-admission fees charged by the defendants’ facilities were actually security deposits that must be refunded in accordance with California law. The plaintiffs seek restitution, treble damages, penalties, costs and injunctive relief. The Company at this time is unable to estimate its liability, if any, related to this claim. The Company intends to vigorously defend against this claim.

      The Company has other pending claims not mentioned above (“Other Claims”) incurred in the course of its business. Most of these Other Claims are believed by management to be covered by insurance, subject to normal reservations of rights by the insurance companies and possibly subject to certain exclusions in the applicable insurance policies. Whether or not covered by insurance, these Other Claims, in the opinion of management, based on advice of legal counsel, should not have a material effect on the financial statements of the Company if determined adversely to the Company.

13.	Fair Value of Financial Instruments

      The carrying amounts and fair values of financial instruments at December 31, 2003 and 2002 are as follows (in thousands):

	2003		2002

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$6,594	$6,594	$11,768	$11,768
Restricted cash	7,187	7,187	4,490	4,490
Notes receivable	4,981	4,981	86,470	86,470
Notes payable	279,037	288,493	150,100	159,850

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Notes payable: The fair value of notes payable is estimated using discounted cash flow analysis, based on current incremental borrowing rates for similar types of borrowing arrangements.

14.	Investments in Limited Partnerships

      The investments in limited partnerships balance consists of the following (in thousands):

	December 31,

	2003	2002

NHP limited partnership interests	$—	$2
BRE/ CSL limited partnership interest	1,762	1,236
Spring Meadows member interests	—	—

	$1,762	$1,238

      BRE/ CSL: The Company formed BRE/ CSL with an affiliate of Blackstone in December 2001, and the joint venture seeks to acquire senior housing properties. BRE/ CSL is owned 90% by Blackstone and 10% by the Company. The Company accounts for its investment in this joint venture under the equity method of accounting. The Company recorded its investment at cost and will adjust its investment for its share of earnings and losses of BRE/ CSL. The Company defers 10% of its management fee income earned from BRE/ CSL. Deferred management fee income is being amortized into income over the term of the Company’s management contract. As of December 31, 2003, the Company had deferred income of $0.1 million relating to BRE/ CSL.

      Spring Meadows: During the fourth quarter of 2002, the Company acquired LCOR’s interests in the Spring Meadows Communities from LCOR as well as loans made by LCOR to the ventures for $0.9 million in addition to funding $0.4 million to the venture for working capital and anticipated negative cash requirements of the communities. The Company’s interests in the four joint ventures which own the Spring Meadows Communities include interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company has managed these communities since the opening of each community in late 2000 and early 2001 and will continue to manage the communities under long-term management contracts. In addition, the Company will receive an asset management fee relating to each of the Spring Meadows Communities. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. The Company accounts for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements.

      HCP: HCP is consolidated in the accompanying consolidated financial statements. At December 31, 2003, 2002 and 2001, the Company owned approximately 57% of HCP’s limited partner units. HCP was dissolved during 2003 and the net assets of HCP have been transferred to a liquidating trust.

      NHP: The Company owned 33.1% of notes (“The NHP Notes”) issued by NHP Retirement Housing Partners I Limited Partnership (“NHP”). The Company classified its investment in The NHP Notes as held to maturity. The NHP Notes bore simple interest at 13% per annum and matured on December 31, 2001. Interest was paid quarterly at a rate of 7%, with the remaining 6% interest deferred. During the fourth quarter of 2001, the Company reevaluated its assumptions related to the NHP Notes, and, as a result, reduced interest income by $0.5 million. At December 31, 2001, the Company’s effective interest rate on the NHP Notes was 16.7%. In January 2002, NHP distributed its available cash and proceeds from the sale of its remaining community to the NHP note holders. The Company received $5.6 million of this distribution. NHP has been dissolved and its assets have been transferred to a liquidating trust.

      HCP and NHP were subject to the reporting obligations of the Securities and Exchange Commission.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Allowance for Doubtful Accounts

      The components of the allowance for doubtful accounts and notes receivable are as follows (in thousands):

	December 31,

	2003	2002	2001

Balance at beginning of year	$1,343	$1,735	$3,509
Provision for bad debts	168	267	967
Write-offs and other	(847)	(652)	(2,741)
Recoveries	(16)	(7)	—

Balance at end of year	$648	$1,343	$1,735

16.	Leases

      The Company leases its corporate headquarters under an operating lease expiring in 2008. Additionally, the senior living communities have entered into various contracts for services for duration of 5 years or less and are on a fee basis as services are rendered. Rent expense under these leases was $0.6 million, $0.5 million and $0.5 million for 2003, 2002 and 2001, respectively. Future commitments are as follows (in thousands):

2004	$535
2005	476
2006	425
2007	388
2008	64
Thereafter	—

$1,888

      HCP leased two communities under non-cancelable operating leases during the first quarter of 2002 for $37,000. These properties were sold during the first quarter of 2002.

17.	Subsequent Events

      In January 2004, the Company completed an offering of 5,000,000 shares of common stock at a price of $6.00 per share. The net proceeds to the Company after commissions and expenses were approximately $27.9 million. The Company used $13.7 million of the net proceeds to retire debt that was scheduled to mature in October 2004 and which had a current interest rate of 9.0%. In February 2004, underwriters exercised their option to purchase an additional 750,000 shares of the Company’s common stock resulting in additional proceeds to the Company of approximately $4.2 million after commissions and expenses.

INDEX TO EXHIBITS

      The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

Exhibit
Number			Description

*3	.1	—	Amended and Restated Certificate of Incorporation of the Registrant
(i)3	.1.1	—	Amendment to Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.1)
*3	.2	—	Amended and Restated Bylaws of the Registrant
(i)3	.2.1	—	Amendments to Amended and Restated Bylaws of the Registrant (Exhibit 3.2)
(v)3	.2.2	—	Amendment No. 2 to Amended and Restated Bylaws of the Registrant
*10	.1	—	Asset Purchase Agreement, dated as of July 8, 1997, by and between Capital Senior Living Communities, L.P. and Capital Senior Living Corporation
*10	.2	—	Contribution Agreement, dated as of August 1, 1997, by and among Capital Senior Living Corporation, Jeffrey L. Beck, James A. Stroud, Senior Living Trust, and Lawrence A. Cohen
*10	.3	—	Stock Purchase and Stockholders’ Agreement, dated as of November 1, 1996, by and among Capital Senior Living Corporation, Jeffrey L. Beck, Senior Living Trust, and Lawrence Cohen
*10	.4	—	Amended and Restated Exchange Agreement, dated as of June 30, 1997, by and between Lawrence A. Cohen and Jeffrey L. Beck
*10	.5	—	Amended and Restated Exchange Agreement, dated as of June 30, 1997, by and among Lawrence A. Cohen and James A. Stroud
(m)10	.6	—	1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation, as amended (Exhibit 4.1)
(m)10	.6.1	—	Form of Stock Option Agreement (Exhibit 4.2)
*10	.7	—	Senior Living Agreement, by and between Capital Senior Living, Inc. and New World Development (China) Limited
*10	.8	—	Amended and Restated Loan Agreement, dated as of June 30, 1997, by and between Lehman Brothers Holdings Inc., d/b/a/ Lehman Capital, A Division of Lehman Brothers Holdings Inc., and Capital Senior Living Communities, L.P.
*10	.9	—	Amended and Restated Employment Agreement, dated as of May 7, 1997, by and between Capital Senior Living, Inc. and Jeffrey L. Beck
*10	.10	—	Amended and Restated Employment Agreement, dated as of May 7, 1997, by and between Capital Senior Living, Inc. and James A. Stroud
*10	.11	—	Employment Agreement, dated as of November 1, 1996, by and between Capital Senior Living Corporation and Lawrence A. Cohen
*10	.12	—	Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and David R. Brickman
*10	.13	—	Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and Keith N. Johannessen
*10	.14	—	Engagement Letter, dated as of June 30, 1997, by and between Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc. and Capital Senior Living Corporation
*10	.15	—	Lease Agreement, dated as of June 1, 1997, by and between G&L Gardens, LLC, as lessor, and Capital Senior Management 1, Inc., as lessee
*10	.16	—	Pre-Opening Consulting Agreement, dated as of June 16, 1997, by and between The Emmaus Calling, Inc., as owner, and Capital Senior Management 1, Inc., as consultant
*10	.17	—	Management Agreement, dated as of February 1, 1995, by and between Capital Senior Living Communities, L.P., as owner, and Capital Senior Living, Inc., as manager, Regarding Canton Regency Retirement Community, in Canton, Ohio
*10	.18	—	Management Agreement, dated as of February 1, 1995, by and between Capital Senior Living Communities, L.P., as owner, and Capital Senior Living, Inc., as manager, Regarding Cottonwood Village, in Cottonwood, Arizona

Exhibit
Number			Description

*10	.19	—	Management Agreement, dated as of February 1, 1995, by and between Capital Senior Living Communities, L.P., as owner, and Capital Senior Living, Inc., as manager, Regarding The Harrison At Eagle Valley, in Indianapolis, Indiana
*10	.20	—	Management Agreement, dated as of February 1, 1995, by and between Capital Senior Living Communities, L.P., as owner and Capital Senior Living, Inc., as manager, Regarding Towne Centre, in Merrillville, Indiana
*10	.21	—	Management Agreement, dated as of August 1, 1996, by and between Capital Senior Living, Inc., as manager, and Cambridge Nursing Home Limited Liability Company, as lessee
*10	.22	—	Management Agreement, dated as of April 1, 1996, by and between Buckner Retirement Services, Inc. and Capital Senior Management 1, Inc.
*10	.23	—	Management Agreement, dated as of May 23, 1997, by and between The Emmaus Calling, Inc., as owner, and Capital Senior Management 1, Inc., as manager
*10	.24	—	Property Management Agreement, dated as of February 1, 1995, by and between NHP Retirement Housing Partners I Limited Partnership, as owner, and Capital Senior Living, Inc., as agent
*10	.25	—	Management Agreement, dated as of April 1, 1997, by and between Buckner Retirement Services, Inc. and Capital Senior Management 1, Inc.
*10	.26	—	Management Agreement, dated as of November 30, 1992, by and between Capital Realty Group Senior Housing, Inc. d/b/a Capital Senior Living, Inc., as manager, and Jacques-Miller Healthcare Properties, L.P., as owner
*10	.27	—	Management Agreement, dated as of July 29, 1996, by and between ILM I Lease Corporation, as owner, and Capital Senior Management 2, Inc., as manager, and Capital Senior Living, Inc., as guarantor
*10	.28	—	Management Agreement, dated as of July 29, 1996, by and between ILM II Lease Corporation, as owner, and Capital Senior Management 2, Inc., as manager, and Capital Senior Living, Inc., as guarantor
*10	.29	—	Development Agreement, by and between Capital Senior Development, Inc., as developer, and Tri Point Communities, L.P., as owner
*10	.30	—	Development and Turnkey Services Agreement, dated as of September 1, 1997, by and between Capital Senior Development Corporation and Tri-Point Communities, L.P.
*10	.31	—	Management Agreement, by and between Tri Point Communities, L.P., as owner, and Capital Senior Living, Inc.
(a)10	.32	—	Amended and Restated Loan Agreement, dated as of December 10, 1997, by and between Bank One, Texas, N.A. and Capital Senior Living Properties, Inc.
(a)10	.33	—	Alliance Agreement, dated as of December 10, 1997, by and
			between LCOR Incorporated and Capital Senior Living Corporation
(a)10	.34	—	Development Agreement, dated as of December 10, 1997, by and between Capital Senior Development, Inc. and Tri Point Communities, L.P., regarding senior living community in San Antonio, Texas
(a)10	.35	—	Development Agreement, dated as of February 3, 1998, by and between Capital Senior Development, Inc. and Tri Point Communities, L.P., regarding senior living community in Shreveport, Louisiana
(a)10	.36	—	Management Agreement, dated as of December 23, 1997, by and between Tri Point Communities, L.P. and Capital Senior Living, Inc., regarding senior living community in San Antonio, Texas
(a)10	.37	—	Management Agreement, dated as of February 3, 1998, by and between Tri Point Communities, L.P. and Capital Senior Living, Inc., regarding senior living community in Shreveport, Louisiana
(b)10	.38	—	Draw Promissory Note, dated April 1, 1998, of Triad Senior Living I, L.P. in favor of Capital Senior Living Properties, Inc.
(c)10	.39	—	Draw Promissory Note, dated September 24, 1998, of Triad Senior Living II, L.P., in favor of Capital Senior Living Properties, Inc.

Exhibit
Number			Description

(d)10	.40	—	Asset Purchase Agreement, dated as of July 24, 1998, by and between Capital Senior Living Properties, Inc. and NHP Retirement Housing Partners I Limited Partnership
(d)10	.41	—	Assignment and Amendment to Asset Purchase Agreement, effective as of September 29, 1998, by and among NHP Retirement Housing Partners I Limited Partnership, Capital Senior Living Properties, Inc., and Capital Senior Living Properties 2-NHPCT, Inc.
(d)10	.42	—	Loan Agreement, dated as of September 30, 1998, by and between Capital Senior Living Properties 2-NHPCT, Inc. and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc.
(e)10	.43	—	Asset Purchase Agreement, dated as of July 28, 1998, by and between Capital Senior Living Properties, Inc. and Gramercy Hill Enterprises
(e)10	.44	—	Asset Purchase Agreement, dated as of July 28, 1998, by and between Capital Senior Living Properties, Inc. and Tesson Heights Enterprises
(e)10	.45	—	Assumption and Release Agreement, effective as of October 28, 1998, among Gramercy Hill Enterprises, Andrew C. Jacobs, Capital Senior Living Properties 2-Gramercy, Inc., Capital Senior Living Corporation and Fannie Mae
(e)10	.46	—	Multifamily Note, dated December 4, 1997, of Gramercy Hill Enterprises in favor of Washington Mortgage Financial Group, Ltd.
(e)10	.47	—	Multifamily Deed of Trust, dated December 4, 1997, among Gramercy Hill Enterprises, Ticor Title Insurance Company and Washington Mortgage Financial Group, Inc.
(e)10	.48	—	Multifamily Note, dated October 28, 1998, of Capital Senior Living Properties 2-Gramercy, Inc. in favor of WMF Washington Mortgage Corp.
(e)10	.49	—	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, dated October 28, 1998, among Capital Senior Living Properties 2-Gramercy, Inc., Chicago Title Insurance Company and WMF Washington Mortgage Corp.
(f)10	.50	—	Employment Agreement, dated as of December 10, 1996, by and
			between Capital Senior Living, Inc. and Rob L. Goodpaster
(f)10	.51	—	Draw Promissory Note dated November 1, 1998 of Triad Senior Living III, L.P., in favor of Capital Senior Living Properties, Inc. (Exhibit 10.51)
(f)10	.52	—	Draw Promissory Note dated December 30, 1998 of Triad Senior Living IV, L.P., in favor of Capital Senior Living Properties, Inc.
(f)10	.53	—	Form of Development and Turnkey Services Agreement by and between Capital Senior Development, Inc. and applicable Triad Entity
(f)10	.54	—	Form of Development Agreement by and between Capital Senior Development, Inc. and applicable Triad Entity
(f)10	.55	—	Form of Management Agreement by and between Capital Senior Living, Inc. and applicable Triad Entity
(f)10	.56	—	Agreement of Limited Partnership of Triad Senior Living I, L.P. dated April 1, 1998
(f)10	.57	—	Agreement of Limited Partnership of Triad Senior Living II, L.P. dated September 23, 1998
(f)10	.58	—	Agreement of Limited Partnership of Triad Senior Living III, L.P. dated November 10, 1998
(f)10	.59	—	Agreement of Limited Partnership of Triad Senior Living IV, L.P. dated December 22, 1998
(g)10	.60	—	1999 Amended and Restated Loan Agreement, dated as of April 8, 1999, by and among Capital Senior Living Properties, Inc., Bank One, Texas, N.A. and the other Lenders signatory thereto
(g)10	.61	—	Amended and Restated Draw Promissory note, dated March 31, 1999, of Triad Senior Living I, L.P., in favor of Capital Senior Living Properties, Inc.
(g)10	.62	—	Amended and Restated Draw Promissory Note (Fairfield), dated January 15, 1999, of Triad Senior Living II, L.P., in favor of Capital Senior Living Properties, Inc.
(g)10	.63	—	Amended and Restated Draw Promissory Note (Baton Rouge), dated January 15, 1999, of Triad Senior Living II, L.P., in favor of Capital Senior Living Properties, Inc.
(g)10	.64	—	Amended and Restated Draw Promissory Note (Oklahoma City), dated January 15, 1999, of Triad Senior Living II, L.P., in favor of Capital Senior Living Properties, Inc.

Exhibit
Number			Description

(h)10	.65	—	Amended and Restated Draw Promissory Note dated June 30, 1999 of Triad Senior Living I, L.P. in favor of Capital Senior Living Properties, Inc.
(h)10	.66	—	Amended and Restated Draw Promissory Note (Plano, Texas) dated January 15, 1999 of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc.
(h)10	.67	—	Letter Agreement dated July 28, 1999 among the Company and ILM Senior Living, Inc. and ILM II Senior Living, Inc.
(i)10	.68	—	Draw Promissory Note dated July 1, 1999 of Triad Senior Living V, L.P. in favor of Capital Senior Living Properties, Inc.
(i)10	.69	—	First Amendment to Amended and Restated Employment Agreement of James A. Stroud, dated March 22, 1999, by and between James A. Stroud and Capital Senior Living Corporation
(i)10	.70	—	Second Amendment to Amended and Restated Employment Agreement of James A. Stroud, dated May 31, 1999, by and between James A. Stroud and Capital Senior Living Corporation
(i)10	.71	—	Employment Agreement, dated May 26, 1999, by and between Lawrence A. Cohen and Capital Senior Living Corporation
(j)10	.72	—	Agreement and Plan of Merger, dated February 7, 1999, by and among Capital Senior Living Corporation, Capital Senior Living Acquisition, LLC, Capital Senior Living Trust I and ILM Senior Living, Inc.
(k)10	.73	—	Agreement and Plan of Merger, dated February 7, 1999, by and among Capital Senior Living Corporation, Capital Senior Living Acquisition, LLC, Capital Senior Living Trust I and ILM II Senior Living, Inc.
(l)10	.74	—	Amended and Restated Agreement and Plan of Merger, dated October 19, 1999, by and among Capital Senior Living Corporation, Capital Senior Living Acquisition, LLC and ILM Senior Living, Inc.
(m)10	.75	—	Amended and Restated Agreement and Plan of Merger, dated October 19, 1999, by and among Capital Senior Living Corporation, Capital Senior Living Acquisition, LLC and ILM II Senior Living, Inc.
(o)10	.76	—	Employment Agreement, dated May 25, 1999, by and between Ralph A. Beattie and Capital Senior Living Corporation
(o)10	.77	—	Consulting/Severance Agreement, dated May 20, 1999, by and between Jeffrey L. Beck and Capital Senior Living Corporation (Exhibit 10.77)
(o)10	.78	—	Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, L.P.
(p)10	.79	—	Form of GMAC Loan Agreement, Promissory Note and Exceptions to Nonrecourse Guaranty
(p)10	.80	—	Newman Pool B Loan Agreement, Promissory Note and Guaranty
(p)10	.81	—	Newman Pool C Loan Agreement, Promissory Note and Guaranty
(p)10	.82	—	First Amendment to Triad II Partnership Agreement
(p)10	.83	—	Second Modification Agreement to the Bank One Loan Agreement
(p)10	.84	—	Assignment of Note, Liens and Other Loan Documents between Fleet National Bank and CSLI
(q)10	.85	—	Second Amendment to Amended and Restated Agreement and Plan of Merger, dated November 28, 2000
(q)10	.86	—	First Amendment to Agreement, dated November 28, 2000
(r)10	.87	—	Assignment of Partnership Interest, dated as of October 1, 2000, by and between Capital Senior Living Properties, Inc., a Texas corporation, and Triad Senior Living, Inc., a Texas limited partnership
(r)10	.88	—	Assignment of Partnership Interest, dated as of October 1, 2000, by and between Capital Senior Living Properties, Inc., a Texas corporation, and Triad Senior Living II, L.P., a Texas limited partnership

Exhibit
Number			Description

(r)10	.89	—	Assignment of Partnership Interest, dated as of October 1, 2000, by and between Capital Senior Living Properties, Inc., a Texas corporation, and Triad Senior Living III, L.P., a Texas limited partnership
(r)10	.90	—	Assignment of Partnership Interest, dated as of October 1, 2000, by and between Capital Senior Living Properties, Inc., a Texas corporation, and Triad Senior Living IV, L.P., a Texas limited partnership
(r)10	.91	—	Assignment of Partnership Interest, dated as of October 1, 2000, by and between Capital Senior Living Properties, Inc., a Texas corporation, and Triad Senior Living V, L.P., a Texas limited partnership
(s)10	.92	—	BRE/CSL LLC Agreement
(s)10	.93	—	BRE/CSL Management Agreement (Amberleigh)
(s)10	.94	—	Third Modification Agreement to the Bank One Loan Agreement
(s)10	.95	—	Fourth Modification Agreement to the Bank One Loan Agreement
(s)10	.96	—	Third Amendment to Amended and Restated Employment Agreement of James A. Stroud, dated May 31, 1999, by and between James A. Stroud and Capital Senior Living Corporation
(t)10	.97	—	Amendment to Amended and Restated Limited Liability Company Agreement of BRE/CSL Portfolio L.L.C., dated as of June 13, 2002 among BRE/CSL Holdings L.L.C., Capital Senior Living A, Inc. and Capital Senior Living Properties, Inc.
(t)10	.98	—	Contribution Agreement dated December 31, 2001 between Capital Senior Living A, Inc. and BRE/CSL Holdings L.L.C.
(u)10	.99	—	Third Amendment to Promissory Note and Loan Agreement dated October 15, 2002 by and between Capital Senior Living ILM — B, Inc. and Newman Financial Services, Inc. (Newman Pool B loan)
(u)10	.100	—	Third Amendment to Promissory Note and Loan Agreement dated October 15, 2002 by and between Capital Senior Living ILM — C, Inc. and Newman Financial Services, Inc. (Newman Pool C loan)
(u)10	.101	—	Omnibus Modification Agreement dated September 25, 2002 by and between Capital Senior Living Properties, Inc. and Bank One N.A.
(u)10	.102	—	Support Agreement dated as of September 11, 2002 by and between Capital Senior Living, Inc., Triad I, Triad II, Triad III, Triad IV and Triad V.
(u)10	.103	—	Form of Amendments to Loan Agreement, Promissory Note, Mortgage and Guaranty between GMAC and Capital entities owning Sedgwick, Canton Regency, and Towne Centre property.
(u)10	.104	—	Amended and Restated Account Control Agreement with GMAC relating to the Sedgwick property.
(v)10	.105	—	Fourth Amendment to Amended and Restated Employment Agreement of James A. Stroud, dated January 17, 2003 by and between James A. Stroud and Capital Senior Living Corporation
(v)10	.106	—	Second Amendment to the Employment Agreement of Lawrence A. Cohen, dated January 27, 2003 by and between Lawrence A. Cohen and Capital Senior Living Corporation
(v)10	.107	—	First Amendment to the Employment Agreement of Keith N. Johannessen, dated January 17, 2003 by and between Keith N. Johannessen and Capital Senior Living Corporation
(v)10	.108	—	First Amendment to the Employment Agreement of Ralph A. Beattie, dated January 21, 2003 by and between Ralph A. Beattie and Capital Senior Living Corporation
(v)10	.109	—	Second Amendment to the Employment Agreement of David R. Brickman, dated January 27, 2003 by and between David R. Brickman and Capital Senior Living Corporation
(v)10	.110	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living I, L.P. in favor of Capital Senior Living Properties, Inc.
(v)10	.111.1	—	Amended and Restated Draw Promissory Note (Fairfield), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc.

Exhibit
Number			Description

(v)10	.111.2	—	Amended and Restated Draw Promissory Note (Oklahoma City), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc.
(v)10	.111.3	—	Amended and Restated Draw Promissory Note (Plano), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc.
(v)10	.112	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living III, L.P. in favor of Capital Senior Living Properties, Inc.
(v)10	.113	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living IV, L.P. in favor of Capital Senior Living Properties, Inc.
(v)10	.114	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living V, L.P. in favor of Capital Senior Living Properties, Inc.
(v)10	.115	—	Form of Partnership Interest Purchase Agreements, dated as of March 25, 2003, between Capital Senior Living Properties, Inc. and the Triad Entities (with the exception of Triad I), regarding the exercise of the Company’s options to purchase the partnership interests in the Triad Entities (with the exception of Triad I) owned by non-Company parties.
(v)10	.116	—	Assignment and Assumption Agreement, dated as of December 20, 2002, among LCOR entities, Capital Senior Living Properties 4, Inc. and owners, regarding 4 Spring Meadows Properties
(v)10	.117	—	Form of Fourth Amended and Restated Limited Liability Company Agreement, dated as of December 20, 2002, between Capital Senior Living Properties 4, Inc. and PAMI Senior Living Inc. for each of the 4 Spring Meadows properties.
(v)10	.118	—	Form of First Amended and Restated Management and Marketing Agreement, dated as of December 20, 2002, between Capital Senior Living Inc. and owner for each of the 4 Spring Meadows properties.
(w)10	.119	—	Contribution Agreement dated June 30, 2003 between Capital Senior Living Properties, Inc. and BRE/CSL Holdings II, L.L.C.
(w)10	.120	—	BRE/CSL II L.L.C. Limited Liability Company Agreement.
(w)10	.121	—	Management Agreement between Capital Senior Living Inc. and BRE/Cottonwood L.L.C.
(x)10	.122	—	Management Agreement between Capital Senior Living Inc. and SHP II Carmichael L.L.C.
(y)21	.1	—	Subsidiaries of the Company
(y)23	.1	—	Consent of Ernst & Young
(y)31	.1	—	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b).
(y)31	.2	—	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b).
(y)32	.1	—	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(y)32	.2	—	Certification of Ralph A. Beattie pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to exhibit of corresponding number included in Registration Statement No. 333-33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.

(a)	Incorporated by reference to exhibit of corresponding number from the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, filed by the Company with the Securities and Exchange Commission.

(b)	Incorporated by reference to the exhibit of corresponding number from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, filed by the Company with the Securities and Exchange Commission.

(c)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed by the Company with the Securities and Exchange Commission.

(d)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated September 30, 1998, filed by the Company with the Securities and Exchange Commission.

(e)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated October 29, 1998, filed by the Company with the Securities and Exchange Commission.

(f)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.

(g)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, filed by the Company with the Securities and Exchange Commission.

(h)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, filed by the Company with the Securities and Exchange Commission.

(i)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.

(j)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated February 7, 1999, filed by the Company with the Securities and Exchange Commission.

(k)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated February 7, 1999, filed by the Company with the Securities and Exchange Commission.

(l)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated October 19, 1999, filed by the Company with the Securities and Exchange Commission.

(m)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated October 19, 1999, filed by the Company with the Securities and Exchange Commission.

(n)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Registration Statement on Form S-8, filed on December 3, 1999, by the Company with Securities and Exchange Commission.

(o)	Incorporated by reference to the exhibit shown in parenthesis from the Company’s Annual Report on Form 10-K, dated March 30, 2000, filed by the Company with the Securities and Exchange Commission.

(p)	Incorporated by reference to the exhibit shown in parenthesis from the Company’s Current Report on Form 8-K, dated August 15, 2000, filed by the Company with the Securities and Exchange Commission.

(q)	Incorporated by reference to the exhibit shown in parenthesis from the Company’s Annual Report on Form 10-K, dated March 28, 2000, filed by the Company with the Securities and Exchange Commission.

(r)	Incorporated by reference to the exhibit shown in parenthesis from the Company’s Annual Report on Form 10-K, dated March 20, 2001, filed by the Company with the Securities and Exchange Commission.

(s)	Incorporated by reference to the exhibit shown in parenthesis from the Company’s Annual Report on Form 10-K, dated March 26, 2002, filed by the Company with the Securities and Exchange Commission.

(t)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed by the Company with the Securities and Exchange Commission.

(u)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed by the Company with the Securities and Exchange Commission.

(v)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-K for the quarterly period ended March 26, 2003, filed by the Company with the Securities and Exchange Commission.

(w)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, filed by the Company with the Securities and Exchange Commission.

(x)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed by the Company with the Securities and Exchange Commission.

(y)	Filed herewith.