Form 10-Q
period 2004-03-31
CAPITAL SENIOR LIVING CORP
filed 2004-05-14
CIK 1043000

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
     defined in Rule 12b-2 of the Exchange Act).    Yes [ ]   No  [X]


     As of May 11, 2004, the Registrant had 25,638,341 outstanding shares of its Common Stock, $.01 par value.

                        CAPITAL SENIOR LIVING CORPORATION

                                      INDEX


                                                                                                Page
                                                                                               Number
                                                                                               ------

Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets -  -
                  March 31, 2004 and December 31, 2003                                            3

                  Consolidated Statements of Operations -  -
                  Three Months Ended March 31, 2004 and 2003                                      4

                  Consolidated Statements of Cash Flows  -   -
                  Three Months Ended March 31, 2004 and 2003                                      5

                  Notes to Consolidated Financial Statements                                      6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            11

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                                    18

         Item 4.  Controls and Procedures                                                        18

Part II. Other Information

         Item 1.  Legal Proceedings                                                              19

         Item 6.  Exhibits and Reports on Form 8-K                                               20

Signature
Certifications

PART I.  FINANCIAL INFORMATION
Item 1.       Financial Statements


                        CAPITAL SENIOR LIVING CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,    December 31,
                                                                                      2004         2003
                                                                                  ---------     -----------
                                                                                        (In thousands)

                                                 ASSETS
    Current assets:
      Cash and cash equivalents................................................   $    22,751   $     6,594
      Restricted cash..........................................................         6,167         7,187
      Accounts receivable, net.................................................         1,288         1,295
      Accounts receivable from affiliates......................................           336           604
      Federal and state income taxes receivable................................         2,173           994
      Deferred taxes...........................................................           356           385
      Property tax and insurance deposits......................................         2,262         1,855
      Prepaid expenses and other...............................................         1,263         2,437
                                                                                  -----------   -----------
              Total current assets.............................................        36,596        21,351
    Property and equipment, net................................................       377,475       380,115
    Deferred taxes.............................................................         6,482         6,554
    Notes receivable from affiliates...........................................         5,097         4,981
    Investments in limited partnerships........................................         1,789         1,762
    Assets held for sale.......................................................         2,391         2,391
    Other assets, net..........................................................         3,747         4,179
                                                                                  -----------   -----------
              Total assets.....................................................   $   433,577   $   421,333
                                                                                  ===========   ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Accounts payable.........................................................   $     2,096   $     2,158
      Accrued expenses.........................................................         6,146         6,611
      Current portion of notes payable.........................................         7,986        23,488
      Customer deposits........................................................         1,937         1,929
                                                                                  -----------   -----------
              Total current liabilities........................................        18,165        34,186
    Deferred income............................................................            --           112
    Deferred income from affiliates............................................           110           102
    Other long-term liabilities................................................         7,928         6,736
    Notes payable, net of current portion......................................       253,678       255,549
    Minority interest in consolidated partnership..............................           254           281
    Commitments and contingencies
    Shareholders' equity:
      Preferred stock, $.01 par value:
         Authorized shares-- 15,000; no shares issued or
          Outstanding..........................................................            --            --
      Common stock, $.01 par value:
         Authorized shares -- 65,000
         Issued and outstanding shares-- 25,634 and 19,847 at
          March 31, 2004 and December 31, 2003, respectively...................           257           198
      Additional paid-in capital...............................................       124,590        92,336
      Retained earnings........................................................        28,595        31,833
                                                                                  -----------   -----------
              Total shareholders' equity.......................................       153,442       124,367
                                                                                  -----------   -----------
              Total liabilities and shareholders' equity.......................   $   433,577   $   421,333
                                                                                  ===========   ===========

                             See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                  Three Months Ended
                                                                             -------------------------
                                                                               March 31,     March 31,
                                                                                 2004          2003
                                                                             -----------   -----------

          Revenues:
            Resident and health care revenue.............................    $    22,112   $    13,208
            Unaffiliated management services revenue.....................             40           295
            Affiliated management services revenue.......................            474           910
            Affiliated development fees..................................             --            68
                                                                             -----------   -----------
                 Total revenues..........................................         22,626        14,481
          Expenses:
            Operating expenses...........................................         14,526         7,624
            General and administrative expenses..........................          4,036         2,716
            Depreciation and amortization................................          2,957         1,347
                                                                             -----------   -----------
                 Total expenses..........................................         21,519        11,687
                                                                             -----------   -----------
          Income from operations.........................................          1,107         2,794
          Other income (expense):
            Interest income..............................................            163         1,637
            Interest expense.............................................         (4,084)       (2,593)
            Other income.................................................             67            53
                                                                             -----------   -----------
          (Loss) income before income taxes and minority interest in
            consolidated partnership.....................................         (2,747)        1,891
          Benefit (provision) for income taxes...........................            674          (745)
                                                                             -----------   -----------
          (Loss) income before minority interest in consolidated
            partnership..................................................         (2,073)        1,146
          Minority interest in consolidated partnership..................             27            55
                                                                             -----------   -----------
          Net (loss) income..............................................    $    (2,046)  $     1,201
                                                                             ===========   ===========

          Per share data:
            Basic (loss) earnings per share..............................    $     (0.09)  $      0.06
                                                                             ===========   ===========
            Diluted (loss) earnings per share............................    $     (0.09)  $      0.06
                                                                             ===========   ===========
            Weighted average shares outstanding-- basic..................         23,698        19,738
                                                                             ===========   ===========
            Weighted average shares outstanding-- diluted................         24,047        19,862
                                                                             ===========   ===========

                             See accompanying notes

                        CAPITAL SENIOR LIVING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Three Months Ended
                                                                             --------------------------
                                                                               March 31,      March 31,
                                                                                 2004           2003
                                                                             -----------    -----------

         Operating Activities
         Net (loss) income................................................   $    (2,046)   $     1,201
         Adjustments to reconcile net (loss) income to net cash provided by operating activities:
           Depreciation...................................................         2,957          1,347
           Amortization of deferred financing charges.....................           547            253
           Minority interest in consolidated partnership..................           (27)           (55)
           Deferred income from affiliates................................             8           (136)
           Deferred income................................................          (112)            (7)
           Deferred income taxes..........................................           101            101
           Equity in the gains of affiliates..............................           (67)           (53)
           Changes in operating assets and liabilities, net of
             acquisitions:
             Accounts receivable..........................................             7            (49)
             Accounts receivable from affiliates..........................           268           (194)
             Property tax and insurance deposits..........................          (407)          (588)
             Prepaid expenses and other...................................         1,174            470
             Other assets.................................................          (115)           296
             Accounts payable and accrued expenses........................          (527)        (1,431)
             Federal and state income taxes receivable/payable............        (1,137)           279
             Customer deposits............................................             8             (8)
                                                                             -----------    -----------
               Net cash provided by operating activities..................           632          1,426
         Investing Activities
         Capital expenditures.............................................          (317)          (592)
         Advances to affiliates...........................................          (116)        (4,330)
         Investments in limited partnerships..............................            40             43
                                                                             -----------    -----------
         Net cash used in investing activities............................          (393)        (4,879)
         Financing Activities
         Repayments of notes payable......................................       (17,373)        (3,092)
         Restricted cash..................................................         1,020             --
         Proceeds from the exercise of stock options......................           113              2
         Proceeds from common stock offering..............................        32,158             --
                                                                             -----------    -----------
         Net cash provided by (used in) financing activities..............        15,918         (3,090)
                                                                             -----------    -----------
         Increase in cash and cash equivalents............................        16,157         (6,543)
         Cash and cash equivalents at beginning of year...................         6,594         11,768
                                                                             -----------    -----------
         Cash and cash equivalents at end of year.........................   $    22,751    $     5,225
                                                                             ===========    ===========
         Supplemental Disclosures
         Cash paid during the year for:
           Interest.......................................................   $     3,541    $     2,346
                                                                             ===========    ===========
           Income taxes...................................................   $       369    $       439
                                                                             ===========    ===========

                             See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

1.   BASIS OF PRESENTATION

Capital Senior Living Corporation, a Delaware corporation (the "Company"), was incorporated on October 25, 1996. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated balance sheet, as of December 31, 2003, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2003, and the accompanying unaudited consolidated financial statements, as of March 31, 2004 and 2003, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2004, results of operations for the three months ended March 31, 2004 and 2003, respectively, and cash flows for the three months ended March 31, 2004 and 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results for the year ending December 31, 2004.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share considers the dilutive effect of outstanding options calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share amounts):


                                                                           Three Months Ended
                                                                                March 31,
                                                                           2004          2003
                                                                        -----------   ------------

                       Net (loss) income                                $    (2,046)  $      1,201

                       Weighted  average  shares  outstanding - basic        23,698         19,738
                       Effect of dilutive securities:
                           Employee stock options                               349            124
                                                                        -----------   ------------

                       Weighted  average  shares  outstanding -  diluted     24,047         19,862
                                                                        ===========   ============

                          Basic (loss) earnings per share               $     (0.09)  $       0.06
                                                                        ===========   ============

                          Diluted (loss) earnings per share             $     (0.09)  $       0.06
                                                                        ===========   ============

Options to purchase 0.1 million shares of common stock at prices ranging from $6.63 to $10.50 per share were not included in the computation of diluted earnings per share because the average daily price of the common stock during the first quarter of fiscal 2004 did not exceed the exercise price of the options, and therefore, the effect would not be dilutive. For the first quarter of fiscal 2003, options to purchase 1.0 million shares of common stock at prices ranging from $3.13 to $13.50 per share were not included in the computation of diluted earnings per share because the average daily price of the common stock did not exceed the exercise price of the options, and therefore, the effect would not be dilutive.

                       CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


On January 28, 2004, the Company granted options to certain employees to purchase 10,000 shares of the Company's common stock at an exercise price of $6.63. In addition, during the first quarter of 2004, the Company issued 37,651 shares of common stock pursuant to the exercise of stock options by certain employees of the Company.

Stock-Based Compensation

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


                                                          Three Months Ended
                                                               March 31,
                                                       ----------------------
                                                          2004        2003
                                                       ---------    ---------
  Net (loss) income
    As reported                                        $  (2,046)   $   1,201
    Less: fair value stock expense,  net of tax             (154)        (188)
                                                       ---------    ---------
    Pro forma                                             (2,200)       1,013
                                                       =========    =========

  Net (loss) income per share - basic
    As reported                                        $    (0.9)   $    0.06
    Less: fair value stock expense,  net of tax              0.0        (0.01)
                                                       ---------    ---------
    Pro forma                                               (0.9)        0.05
                                                       =========    =========

  Net (loss) income per share - diluted
    As reported                                        $    (0.9)   $    0.06
    Less: fair value stock expense,  net of                  0.0        (0.01)
                                                       ---------    ---------
    Pro forma                                               (0.9)        0.05
                                                       =========    =========

Swap Agreements

The Company uses interest rate and treasury lock swap agreements for purposes other than trading. Interest rate swap agreements are used to modify variable rate obligations to fixed rate obligations, thereby reducing the Company's exposure to market rate fluctuations. The differential to be paid or received as rates change is accounted for under the accrual method of accounting and the amount payable to or receivable from counterparties is included as an adjustment to accrued interest. The Company had interest rate swap agreements on $25.7 million notional amounts of indebtedness at March 31, 2004. The interest rate swap agreements resulted in the Company recognizing an additional $0.2 million in interest expense during the first quarter of 2004.

In addition, the Company is party to interest rate lock agreements, which are used to hedge the risk that the costs of future issuance of debt may be adversely affected by changes in interest rates. Under the treasury lock swap agreements, the Company agrees to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional principal amount of indebtedness based on the locked rate at the date when the agreement was established and the yield of a United States Government 10-Year Treasury Note on the settlement date of January 3, 2006. The treasury lock swap agreements are reflected at fair value in the Company's balance sheet (other long term liabilities) and the related gains or losses on these agreements are deferred in stockholders' equity (as a component of other comprehensive income). During the first quarter of fiscal 2004, the Company recognized other comprehensive loss of $1.2 million from the change in fair value of the interest rate and treasury lock swap agreements. Total comprehensive

                     CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

loss (net loss from operations plus other comprehensive loss) for the three months ended March 31, 2004 was $3.2 million.

3.   TRANSACTIONS WITH AFFILIATES

BRE/CSL: The Company is party to three joint ventures (collectively "BRE/CSL") with an affiliate of Blackstone Real Estate Advisors ("Blackstone") and the joint ventures own six senior living communities and seek to acquire additional senior housing properties. BRE/CSL is owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint ventures, each of the Company and Blackstone must approve any acquisitions made by BRE/CSL. Each party must also contribute its pro rata portion of the costs of any acquisition.

On June 30, 2003, the Company contributed to BRE/CSL one of its senior living communities with a capacity of 182 residents. As a result of the contribution the Company repaid $7.4 million of long-term debt, received $3.1 million in cash from BRE/CSL, and has a 10% equity interest in BRE/CSL of $0.4 million resulting in the recognition of a gain of $3.4 million.

The Company manages the six communities owned by BRE/CSL under long-term management contracts. The Company accounts for the BRE/CSL investment under the equity method of accounting. The Company has deferred $0.1 million of management services revenue as a result of its 10% interest in the BRE/CSL joint venture.

Spring Meadows: The Company is party to four joint ventures which collectively own four senior living communities (the "Spring Meadows Communities"). The Company's interests in the joint ventures that own the Spring Meadows
Communities include interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. The Company accounts for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company has managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001 and will continue to manage the communities under long-term management contracts. In addition, the Company receives an asset management fee relating to each of the four communities. The Company has the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest. No amounts were funded by the Company under this obligation as of March 31, 2004.

Triad I: In 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, revised December 2003, ("FIN 46") "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51, effective immediately for variable interest entities created after January 31, 2003 and effective as of December 31, 2003 for variable interest entities that existed prior to February 1, 2003. The Company adopted the provisions of this interpretation at December 31, 2003, and its adoption resulted in the Company consolidating the financial position of Triad Senior Living I, L.P. ("Triad I") at December 31, 2003 and resulted in the Company consolidating the operations of Triad I beginning January 1, 2004. Prior to adopting FIN 46 the Company accounted for Triad I under the equity method of accounting.

The Company has the option, but not the obligation, to purchase the Triad I communities for an amount specified in the partnership agreement. Furthermore, Lehman Brothers has agreed to withdraw as a partner in the Triad I partnership to the extent it has received, on or before November 1, 2004, distributions in an amount equal to its capital contributions of $12.4 million.

                     CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The following unaudited pro forma financial information for the three months ended March 31, 2003 combines the results of the Company and Triad I as if the provisions of FIN 46 had been applied at the beginning of fiscal 2003. The pro forma financial information is presented for informational purposes only and does not reflect the results of operations of the Company, which would have actually resulted if Triad I had been consolidated as of the dates indicated, or future results of operations of the Company (in thousands).


                                                                     March 31,
                                                                       2003
                                                                     --------

                   Net revenue                                     $   17,926
                   Net income                                      $      416
                   Net income per share - basic                    $     0.02
                   Net income per share - diluted                  $     0.02

4.   ACQUISITIONS

Effective as of July 1, 2003, the Company acquired the partnership interest of the general partner and the other third party limited partnership interests in Triad Senior Living II, L.P., Triad Senior Living III, L.P., Triad Senior Living IV, L.P. and Triad Senior Living V, L.P. (collectively the "Triad Entities") for $1.3 million in cash, $0.4 million in notes payable and the assumption of all outstanding debt and liabilities ($109.6 million bank debts, $73.2 million debt due to the Company, and $9.9 million net working capital liabilities). The total purchase price was $194.4 million and the acquisition was treated as a purchase of property. The Company now wholly owns each of the Triad Entities. This acquisition resulted in the Company acquiring ownership of 12 senior living communities with a combined resident capacity of approximately 1,670 residents. The resident capacity mix for the Triad Entities is 95% independent living and 5% assisted living, with all revenues derived from private pay sources. Prior to the acquisition the Company had developed and managed the properties owned by the Triad Entities. In the fourth quarter of 2003, the Company repaid the $0.4 million in notes payable related to this acquisition.

The purchase price was allocated as follows:

Net cash acquired                                        $      122
Fair value of tangible assets acquired                       11,720
Property and equipment                                      182,601
                                                         ----------
Total purchase price                                     $  194,443
                                                         ==========

Set forth below is information relating to the construction/permanent loan facilities the Company assumed as a result of the acquisition of the Triad Entities at July 1, 2003 (dollars in thousands):

                                                                Loan Facilities to Triad Entities
                                                    -----------------------------------------------------
                                        Number of                  Amount
                      Entity           Communities  Commitment   Outstanding    Type           Lender
                      ------           -----------  ----------   -----------  ---------    --------------
                    Triad II               3          $26,900       $ 26,003   mini-perm    Key Corporate
                                                                                            Capital, Inc.
                    Triad III              6          $56,300       $ 56,270   mini-perm    Guaranty Bank

                    Triad IV               2          $18,600       $ 18,627   mini-perm    Compass Bank

                    Triad V                1          $ 8,903       $  8,698   mini-perm    Bank of America
                                                                    --------
                      Total                                         $109,598
                                                                    ========

The Company has not completed its analysis of this purchase and as such the purchase accounting information disclosed should be considered preliminary. The following unaudited pro forma financial information for the three months ended March 31, 2003 combines the results of the Company and the Triad Entities as if the transaction had taken place at the beginning of fiscal 2003. The pro forma financial information is presented for informational purposes only and does not

                     CAPITAL SENIOR LIVING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

reflect the results of operations of the Company, which would have actually resulted if the purchase occurred as of the dates indicated, or future results of operations of the Company (in thousands).

                                                                     March 31,
                                                                       2003
                                                                     --------

                   Net sales                                       $   18,896
                   Net (loss)                                      $   (1,005)
                   Net (loss) per share - basic                    $    (0.05)
                   Net (loss) per share - diluted                  $    (0.05)

5.   EQUITY

In the first quarter of fiscal 2004, the Company sold 5,750,000 shares of common stock at a price of $6.00 per share. The net proceeds to the Company after commissions and expenses were approximately $32.2 million. The Company used $13.7 million of the net proceeds to retire debt that was scheduled to mature in October 2004 and which had a current interest rate of 9.0%. In addition, the Company wrote off $0.3 million of deferred loan costs relating to the retired debt to interest expense.

6.   CONTINGENCIES

In the fourth quarter of 2002, the Company (and two of its management subsidiaries), Buckner Retirement Services, Inc. ("Buckner"), and a related Buckner entity, and other unrelated entities were named as defendants in a lawsuit in district court in Fort Bend County, Texas brought by the heir of a former resident who obtained nursing home services at Parkway Place from September 1998 to March 2001. The Company managed Parkway Place for Buckner through December 31, 2001. The Company and its subsidiaries denied any wrongdoing. On March 16, 2004, the Court granted the Company's Motion to Dismiss based on the Plaintiff's failure to comply with certain statutory requirements in Texas relating to the filing of preliminary expert report. Specifically, the Plaintiff's preliminary expert report failed to set forth the causal connection between any act of the Company and the resident's death. The Plaintiffs have filed a Motion for Reconsideration by the Court and a hearing is scheduled in July 2004.

In February 2004, the Company and certain subsidiaries, along with numerous other senior living companies in California, were named as defendants in a lawsuit in a district court in Los Angeles, California. This lawsuit was brought by two public interest groups on behalf of seniors in California residing at the facilities of the defendants. The plaintiffs allege that pre-admission fees charged by the defendants' facilities were actually security deposits that must be refunded in accordance with California law. The plaintiffs seek restitution, treble damages, penalties, costs and injunctive relief. The Company at this time is unable to estimate its liability, if any, related to this claim. The Company's insurer is defending this claim subject to a reservation of rights letter. The Company intends to vigorously defend against this claim.

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

7.   SUBSEQUENT EVENTS

As of March 31, 2004, the Company was in violation of certain financial covenants relating to four properties in Triad I. Subsequent to March 31, 2004, Triad I exercised its option under its loan agreement to cure these loan covenant violations by depositing $0.3 million with its lender.

                        CAPITAL SENIOR LIVING CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis addresses (i) the Company's results of operations for the three months ended March 31, 2004 and 2003, respectively, and
(ii) liquidity and capital resources of the Company and should be read in conjunction with the Company's consolidated financial statements contained elsewhere in this report.

The Company is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company's operating strategy is to provide quality senior living services at an affordable price to its residents, while achieving and sustaining a strong, competitive position within its chosen markets, as well as to continue to enhance the performance of its operations. The Company provides senior living services to the elderly, including independent living, assisted living, skilled nursing and home care services.

As of March 31, 2004, the Company operated 42 senior living communities in 20 states with an aggregate capacity of approximately 6,900 residents, including 41 senior living communities which the Company owned or in which the Company had an ownership interest and one community it managed for a third party. As of March 31, 2004, the Company also operated one home care agency.

The Company generates revenue from a variety of sources. For the three months ended March 31, 2004, the Company's revenue was derived as follows: 97.7% from the operation of 31 owned and/or consolidated senior living communities that are operated by the Company, and 2.3% from management fees arising from management services provided for 10 affiliate owned senior living communities and one unaffiliated senior living community.

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

Effective as of July 1, 2003, the Company acquired the partnership interest of the general partners and the other third party limited partnership interests in the Triad Entities for $1.3 million in cash, $0.4 million in notes payable and the assumption of all outstanding debt and liabilities. The total purchase price was $194.4 million and the acquisition was treated as a purchase of property. The Company now wholly owns each of the Triad Entities. This acquisition resulted in the Company acquiring the 12 senior living communities owned by the Triad Entities with a combined resident capacity of approximately 1,670 residents. The resident capacity mix for the Triad Entities is 95% independent living and 5% assisted living, with all revenues derived from private pay sources. Subsequent to the end of the Company's third quarter of 2003, the Company repaid the $0.4 million in notes payable related to this acquisition. Prior to this acquisition, the Company owned 1% of the limited partnership interests and managed the properties owned by the Triad Entities under a series of long-term management contracts.

In 2003, the Financial Accounting Standards Board issued FIN 46 (Revised December 2003) "Consolidation of Variable Interest Entities", an interpretation of ARB No. 51, effective immediately for variable interest entities created after January 31, 2003 and effective as of December 31, 2003 for variable interest entities that existed prior to February 1,

                        CAPITAL SENIOR LIVING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)

2003. The Company adopted the provisions of this interpretation, as of December 31, 2003, and its adoption resulted in the Company consolidating Triad I's financial position as of December 31, 2003 and resulted in the Company consolidating Triad I's results of operations beginning January 1, 2004. The Company operates the five senior living communities and two expansion communities in Triad I under a series of long-term management agreements and accounted for Triad I under the equity method of accounting prior to adopting the provisions of FIN 46 revised.

As of March 31, 2004, the Company was in violation of certain financial covenants relating to four properties in Triad I. Subsequent to March 31, 2004, Triad I exercised its option under its loan agreement to cure these loan covenant violations by depositing $0.3 million with its lender.

The Company is party to three joint ventures with Blackstone and the joint ventures own six senior living communities and seek to acquire additional senior housing properties. BRE/CSL is owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint ventures, each of the Company and Blackstone must approve any acquisitions made by the joint venture. Each party must also contribute its pro rata portion of the costs of any acquisition. The Company manages the six communities owned by BRE/CSL under long-term management contracts. The Company accounts for the BRE/CSL investment under the equity method of accounting. The Company has deferred $0.1 million of management services revenue as a result of its 10% interest in BRE/CSL.

The Company is party to four joint ventures which collectively own the Spring Meadows Communities. The Company's interests in the joint ventures that own the Spring Meadows Communities include interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. The Company accounts for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company has managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001 and will continue to manage the communities under long-term management contracts. In addition, the Company receives an asset management fee relating to each of the four communities. The Company has the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest. No amounts were funded by the Company under this obligation as of March 31, 2004.

Recent Events

In the first quarter of fiscal 2004, the Company sold 5,750,000 shares of common stock at a price of $6.00 per share. The net proceeds to the Company after commissions and expenses were approximately $32.2 million. The Company used $13.7 million of the net proceeds to retire debt that was scheduled to mature in October 2004 and which had a current interest rate of 9.0%. In addition, the Company wrote off $0.3 million of deferred loan costs relating to the retired debt to interest expense.

Website

The Company's internet website www.capitalsenior.com contains an Investor Relations section, which provides links to the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Section 16 filings and amendments to those reports, which reports and filings are available free of charge as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC").

                        CAPITAL SENIOR LIVING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)


Results of Operations

The following table sets forth for the periods indicated, selected statements of income data in thousands of dollars and expressed as a percentage of total revenues.

                                                                  Three Months Ended March 31,
                                                            --------------------------------------
                                                                    2004              2003
                                                            ------------------   -----------------
                                                                 $        %         $         %
                                                            ---------  -------  ---------  -------
          Revenues:
             Resident and healthcare revenue........        $  22,112     97.7  $  13,208     91.2
             Unaffiliated management service revenue               40      0.2        295      2.0
             Affiliated management service revenue..              474      2.1        910      6.3
             Affiliated development fees............              --       --          68      0.5
                                                            ---------    ----   ---------   ------
             Total revenue..........................           22,626    100.0     14,481    100.0
          Expenses:
             Operating expenses.....................           14,526     64.2      7,624     52.6
             General and administrative expenses....            4,036     17.8      2,716     18.8
             Depreciation and amortization..........            2,957     13.1      1,347      9.3
                                                            ---------    -----  ---------    -----
             Total expenses.........................           21,519     95.1     11,687     80.7
                                                            ---------    -----  ---------    -----
           Income from operations ..................            1,107      4.9      2,794     19.3
           Other income (expense):
             Interest income........................              163      0.7      1,637     11.3
             Interest expense.......................           (4,084)   (18.1)    (2,593)   (17.9)
             Other income...........................               67      0.3         53      0.4
                                                            ---------    -----  ---------   ------
          (Loss) income before income taxes and minority
                interest in consolidated partnership           (2,747)   (12.1)     1,891     13.1
                                                            ---------- -------- ---------- --------
           Provision for income taxes...............              674      3.0       (745)    (5.1)
                                                            ---------    -----  ---------    -----
          Income before minority interest in
             consolidated partnership...............           (2,073)    (9.1)     1,146      7.9
           Minority interest in consolidated partnership           27      0.1         55      0.4
                                                            ---------    -----  ---------    -----
           Net income...............................        $  (2,046)    (9.0) $   1,201      8.3
                                                            =========    =====  =========    =====

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Revenues. Total revenues were $22.6 million in the three months ended March 31, 2004 compared to $14.5 million for the three months ended March 31, 2003, representing an increase of approximately $8.1 million or 56.2%. This increase in revenue is primarily the result of an $8.9 million increase in resident and healthcare revenue offset by a decrease in unaffiliated management services revenue of $0.3 million, a decrease in affiliated management fees of $0.4 million and a decrease in affiliated development fee revenue of $0.1 million. The increase in resident and healthcare revenue reflects an increase of $6.1 million from the acquisition of the Triad Entities (12 communities) and an increase of $3.7 million from the consolidation of Triad I (five communities and two expansions) under the provisions of FIN 46 revised offset by a decrease in resident and healthcare revenue of $1.6 million relating to two communities that were sold during the third and fourth quarters of fiscal 2003. Unaffiliated management services revenue in fiscal 2004 represents the Company's management services revenue on a community it manages for a third party. Unaffiliated management services revenue in fiscal 2003 resulted from the settlement of a management contract with Buckner. Affiliated management services revenue decreased $0.4 million primarily as a result of the Company's acquisition of the Triad Entities and the consolidation of Triad I.

Expenses. Total expenses were $21.5 million in the first quarter of fiscal 2004 compared to $11.7 million in the first quarter of fiscal 2003, representing an increase of $9.8 million or 84.1%. This increase is primarily the result of a $6.9 million increase in operating expenses, a $1.3 million increase in general and administrative expenses and a $1.6 million increase in depreciation and amortization expense. Operating expenses increased $4.5 million as a result of the Company's acquisition of the Triad Entities and by $2.6 million due to the consolidation of Triad I offset by a decrease

                        CAPITAL SENIOR LIVING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)


of $0.8 million relating to the two communities that were sold during fiscal 2003. General and administrative expenses increased $1.1 million as a result of the Company's acquisition of the Triad Entities and by $0.6 million due to the consolidation of Triad I offset by a decrease of $0.1 million relating to the two communities that were sold during fiscal 2003. Depreciation expense increased $1.2 million as a result of the Company's acquisition of the Triad Entities and by $0.5 million due to the consolidation of Triad I offset by a decrease of $0.1 million relating to the two communities that were sold during 2003.

Other income and expense. Interest income decreased $1.5 million or 90.0% to $0.2 million due to the Company's acquisition of the Triad Entities and the consolidation of Triad I. The Company earned $1.5 million in interest income on loans to the Triad Entities and Triad I during the first quarter of fiscal 2003. Interest expense increased $1.5 million to $4.1 million in the first quarter of 2004 compared to $2.6 million in the first quarter of 2003. This 57.5% increase in interest expense is primarily the result of higher debt outstanding in the current fiscal year compared to fiscal 2003 due to the assumption of $109.6 million of debt related to the acquisition of the Triad Entities and due to $47.6 million of debt consolidated related to Triad I offset by $14.9 million of debt repaid related to the two communities sold during 2003 and $17.4 million of debt retired during the first quarter of 2004. Equity in the earnings of affiliates represents the Company's share of the earnings and losses on its investments in BRE/CSL.

Provision/benefit for income taxes. Benefit for income taxes in the first quarter of fiscal 2004 was $0.7 million or 24.8% of loss before taxes, compared to a provision for income taxes of $0.7 million or 38.3% of income before taxes in the first quarter of fiscal 2003. The effective tax rates for the first quarter of 2004 and 2003 differ from the statutory tax rates because of state income taxes and permanent tax differences. The permanent tax differences in the first quarter of fiscal 2004 include $0.9 million in net losses incurred by Triad I.

Minority interest. Minority interest represents the minority holder's share of the losses incurred by Helathcare Properties, L.P. ("HCP").

Net income. As a result of the foregoing factors, net income decreased $3.2 million to a net loss of $2.0 million for the three months ended March 31, 2004, as compared to a net income of $1.2 million for the three months ended March 31, 2003.

Liquidity and Capital Resources

In addition to approximately $22.8 million of cash balances on hand as of March 31, 2004, the Company's principal source of liquidity is expected to be cash flows from operations, proceeds from the sale of assets, cash flows from BRE/CSL and/or additional financing. Of the $22.8 million in cash balances, $0.6 million relates to cash held by HCP. The Company expects its available cash and cash flows from operations, proceeds from the sale of assets, and cash flows from BRE/CSL to be sufficient to fund its short-term working capital requirements. The Company's long-term capital requirements, primarily for acquisitions, the payment of operating deficit guarantees, and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company's short and long-term capital requirements.

The Company had net cash provided by operating activities of $0.6 million and $1.4 million in the first three months of fiscal 2004 and 2003, respectively. In first quarter of fiscal 2004, net cash provided by operating activities was primarily derived from net noncash charges of $3.4 million, a decrease in accounts receivable of $0.3 million, a decrease in prepaid and other of $1.2 million, offset by a net loss of $2.0 million, an increase in property tax and insurance deposits of $0.4 million, an increase in other assets of $0.1 million, an increase in federal and state income tax receivable of $1.1 million and a decrease in accounts payable and accrued expenses of $0.5 million. In first quarter of fiscal 2003, net cash provided by operating activities was primarily derived from net income of $1.2 million, net noncash charges of $1.4 million, a decrease in prepaid and other of $0.4 million, a decrease in other assets of $0.3 million and a decrease in federal and state income taxes receivable of $0.3 million offset by an increase in accounts receivable of $0.2 million, an increase in property tax and insurance deposits of $0.6 million and a decrease in accounts payable and accrued expenses of $1.4 million.

                        CAPITAL SENIOR LIVING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)


The Company had net cash used in investing activities of $0.4 million and $4.9 million in the first three months of fiscal 2004 and 2003, respectively. In the first quarter of fiscal 2004, the net cash used in investing activities was primarily the result of advances to affiliates of $0.1 million, and capital expenditures of $0.3 million offset by proceeds from limited partnerships. In the first quarter of fiscal 2003, the net cash used in investing activities was primarily the result of advances to the Triad Entities of $4.3 million, and capital expenditures of $0.6 million offset by proceeds from limited partnerships.

The Company had net cash provided by financing activities of $15.9 million in the first quarter of fiscal 2004 compared to net cash used in financing activities of $3.1 million in the first quarter of fiscal 2003. For the first quarter of fiscal 2004 the net cash provided by financing activities primarily results from the Company's sale of 5,750,000 shares of common stock for net proceeds of $32.2 million, proceeds from the exercise of stock options of $0.1 million and proceeds from the release of restricted cash of $1.0 million, offset by repayments of notes payable of $17.4 million. For the first quarter of fiscal 2003 the net cash used in financing activities primarily resulted from repayments of notes payable of $3.1 million.

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

The Company's third-party management service fees are primarily based on a percentage of gross revenues. As a result, the cash flows and profitability of such contracts to the Company are more dependent on the revenues generated by such communities and less dependent on net cash flow than for owned communities. Further, the Company is not responsible for capital investments in managed communities. While the management contracts are generally terminable only for cause, in certain cases the contracts can be terminated upon the sale of a community, subject to the Company's rights to offer to purchase such community.

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

The Company is party to three joint ventures with an affiliate of Blackstone and the joint ventures own six senior living communities and seek to acquire additional senior housing properties. BRE/CSL is owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint ventures, each of the Company and Blackstone must approve any acquisitions made by BRE/CSL. Each party must also contribute its pro rata portion of the costs of any acquisition.

On June 30, 2003, the Company contributed to BRE/CSL one of its senior living communities with a capacity of 182 residents. As a result of the contribution the Company repaid $7.4 million of long-term debt, received $3.1 million in cash from BRE/CSL, and has a 10% equity interest in BRE/CSL of $0.4 million resulting in the recognition of a gain of $3.4 million.

The Company manages the six communities owned by BRE/CSL under long-term management contracts. The Company accounts for the BRE/CSL investment under the equity method of accounting. The Company has deferred $0.1 million of management services revenue as a result of its 10% interest in the BRE/CSL joint venture.

                        CAPITAL SENIOR LIVING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)

The Company is party to four joint ventures which collectively own the Spring Meadows Communities. The Company's interests in the joint ventures that own the Spring Meadows Communities include interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. The Company accounts for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company has managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001 and will continue to manage the communities under long-term management contracts. In addition, the Company receives an asset management fee relating to each of the four communities. The Company has the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest. No amounts were funded by the Company under this obligation during the first quarter of fiscal 2004.

In 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51, effective immediately for variable interest entities created after January 31, 2003 and effective as of December 31, 2003 for variable interest entities that existed prior to February 1, 2003. The Company adopted the provisions of this interpretation at December 31, 2003, and its adoption resulted in the Company consolidating the financial position of Triad I at December 31, 2003 and resulted in the Company consolidating the operations of Triad I beginning with the Company first quarter of fiscal 2004. Prior to adopting FIN 46 the Company accounted for Triad I under the equity method of accounting.

As of March 31, 2004, the Company was in violation of certain financial covenants relating to four properties in Triad I. Subsequent to March 31, 2004, Triad I exercised its option under its loan agreement to cure these loan covenant violations by depositing $0.3 million with its lender.

The Company has the option, but not the obligation, to purchase the Triad I communities for an amount specified in the partnership agreement. Furthermore, Lehman Brothers has agreed to withdraw as a partner in the Triad I partnership to the extent it has received, on or before November 1, 2004, distributions in an amount equal to its capital contributions of $12.4 million.

The following unaudited pro forma financial information for the three months ended March 31, 2003 combines the results of the Company and Triad I as if the provisions of FIN 46 had been applied at the beginning of fiscal 2003. The pro forma financial information is presented for informational purposes only and does not reflect the results of operations of the Company, which would have actually resulted if Triad I had been consolidated as of the dates indicated, or future results of operations of the Company (in thousands).

                                                                    March 31,
                                                                      2003
                                                                   ----------

                   Net revenue                                     $   17,926
                   Net income                                      $      416
                   Net income per share - basic                    $     0.02
                   Net income per share - diluted                  $     0.02

Effective as of July 1, 2003, the Company acquired the partnership interest of the general partner and the other third party limited partnership interests in the Triad Entities for $1.3 million in cash, $0.4 million in notes payable and the assumption of all outstanding debt and liabilities ($109.6 million bank debts, $73.2 million debt due to the Company, and $9.9 million net working capital liabilities). The total purchase price was $194.4 million and the acquisition was treated as a purchase of property. The Company now wholly owns each of the Triad Entities. This acquisition resulted in the Company acquiring ownership of 12 senior living communities with a combined resident capacity of approximately 1,670 residents. The resident capacity mix for the Triad Entities is 95% independent living and 5% assisted living, with all revenues derived from private pay sources. Prior to the acquisition the Company had developed and managed the properties owned by the Triad Entities. In the fourth quarter of 2003, the Company repaid the $0.4 million in notes payable related to this acquisition.
                                       16

                        CAPITAL SENIOR LIVING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)

The purchase price was allocated as follows:

Net cash acquired                                        $      122
Fair value of tangible assets acquired                       11,720
Property and equipment                                      182,601
                                                         ----------
Total purchase price                                     $  194,443
                                                         ==========

Set forth below is information relating to the construction/permanent loan facilities the Company assumed as a result of the acquisition of the Triad Entities at July 1, 2003 (dollars in thousands):

                                                                Loan Facilities to Triad Entities
                                                    -----------------------------------------------------
                                      Number of                    Amount
                    Entity           Communities    Commitment   Outstanding   Type          Lender
                    ------           -----------    ----------   -----------  ---------    --------------
                    Triad II               3          $26,900       $26,003   mini-perm    Key Corporate
                                                                                           Capital, Inc.

                    Triad III              6          $56,300       $56,270   mini-perm    Guaranty Bank

                    Triad IV               2          $18,600       $18,627   mini-perm    Compass Bank

                    Triad V                1          $ 8,903       $ 8,698   mini-perm    Bank of America
                                                                    -------
                      Total                                         $109,598
                                                                    ========

The Company has not completed its analysis of this purchase and as such the purchase accounting information disclosed should be considered preliminary. The following unaudited pro forma financial information for the three months ended March 31, 2003 combines the results of the Company and the Triad Entities as if the transaction had taken place at the beginning of fiscal 2003. The pro forma financial information is presented for informational purposes only and does not reflect the results of operations of the Company, which would have actually resulted if the purchase occurred as of the dates indicated, or future results of operations of the Company (in thousands).

                                                                     March 31,
                                                                       2003
                                                                     ---------

                   Net sales                                       $   18,896
                   Net (loss)                                      $   (1,005)
                   Net (loss) per share - basic                    $    (0.05)
                   Net (loss) per share - diluted                  $    (0.05)

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

                        CAPITAL SENIOR LIVING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS (continued)

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk is exposure to changes in interest rates on debt instruments. As of March 31, 2004 the Company had $261.7 million in outstanding debt comprised of various fixed and variable rate debt instruments of $69.7 million and $192.0 million, respectively.

Changes in interest rates would affect the fair market value of the Company's fixed rate debt instruments but would not have an impact on the Company's earnings or cash flows. Fluctuations in interest rates on the Company's variable rate debt instruments, that are tied to either LIBOR or the prime rate, would affect the Company's earnings and cash flows but would not affect the fair market value of the variable rate debt. A portion of the Company's variable rate debt includes interest rate floors, which exceed current market rates. Once these interest rate floors are reached each percentage point change in interest rates, would increase the Company's annual interest expense by approximately $1.9 million based on the Company's outstanding variable debt as of March 31, 2004.

The Company uses interest rate and treasury lock swap agreements for purposes other than trading. Interest rate swap agreements are used to modify variable rate obligations to fixed rate obligations, thereby reducing the Company's exposure to market rate fluctuations. The differential to be paid or received as rates change is accounted for under the accrual method of accounting and the amount payable to or receivable from counterparties is included as an adjustment to accrued interest. The Company had interest rate swap agreements on $25.7 million notional amounts of indebtedness at March 31, 2004. The interest rate swap agreements resulted in the Company recognizing an additional $0.2 million in interest expense during the first quarter of 2004.

In addition, the Company is party to interest rate lock agreements, which are used to hedge the risk that the costs of future issuance of debt may be adversely affected by changes in interest rates. Under the treasury lock swap agreements, the Company agrees to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional principal amount of indebtedness based on the locked rate at the date when the agreement was established and the yield of a United States Government 10-Year Treasury Note on the settlement date of January 3, 2006. The treasury lock swap agreements are reflected at fair value in the Company's balance sheet (other long term liabilities) and the related gains or losses on these agreements are deferred in stockholders' equity (as a component of other comprehensive income). During the first quarter of fiscal 2004, the Company recognized other comprehensive loss of $1.2 million from the change in fair value of the interest rate and treasury lock swap agreements. Total comprehensive loss (net loss from operations plus other comprehensive loss) for the three months ended March 31, 2004 was $3.2 million.

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

                        CAPITAL SENIOR LIVING CORPORATION

PART II. OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

In the fourth quarter of 2002, the Company (and two of its management subsidiaries), Buckner, and a related Buckner entity, and other unrelated entities were named as defendants in a lawsuit in district court in Fort Bend County, Texas brought by the heir of a former resident who obtained nursing home services at Parkway Place from September 1998 to March 2001. The Company managed Parkway Place for Buckner through December 31, 2001. The Company and its subsidiaries denied any wrongdoing. On March 16, 2004, the Court granted the Company's Motion to Dismiss based on the Plaintiff's failure to comply with certain statutory requirements in Texas relating to the filing of preliminary expert report. Specifically, the Plaintiff's preliminary expert report failed to set forth the causal connection between any act of the Company and the resident's death. The Plaintiffs have filed a Motion for Reconsideration by the Court and a hearing is scheduled in July 2004.

In February 2004, the Company and certain subsidiaries, along with numerous other senior living companies in California, were named as defendants in a lawsuit in a district court in Los Angeles, California. This lawsuit was brought by two public interest groups on behalf of seniors in California residing at the facilities of the defendants. The plaintiffs allege that pre-admission fees charged by the defendants' facilities were actually security deposits that must be refunded in accordance with California law. The plaintiffs seek restitution, treble damages, penalties, costs and injunctive relief. The Company at this time is unable to estimate its liability, if any, related to this claim. The Company's insurer is defending this claim subject to a reservation of rights letter. The Company intends to vigorously defend against this claim.

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

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

              Not Applicable

Item 3.       DEFAULTS UPON SENIOR SECURITIES

              Not Applicable

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not Applicable

Item 5.       OTHER INFORMATION

              Not Applicable

                        CAPITAL SENIOR LIVING CORPORATION
                          OTHER INFORMATION (continued)

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

                  (A) Exhibits:

                           10.1     Third Amendment to the Employment Agreement of Lawrence A. Cohen.
                           31.1     Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
                           31.2     Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
                           32.1     Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                           32.2     Certification of Ralph A. Beattie pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (B) Reports on Form 8-K

                           Current Report on Form 8-K filed with the Commission on January 14, 2004 reporting the risk factors relating to the Company's business and attaching a revised slide show presentation.

                           Current Report on Form 8-K filed with the Commission on January 28, 2004 in order to furnish the
                           Independent Auditor's Consent of Lane Gorman Trubitt, L.L.P.

                           Current Report on Form 8-K filed with the Commission on January 29, 2004 in order to furnish an
                           Underwriting Agreement, dated January 28, 2004, by and among Capital Senior Living Corporation,
                           Jefferies & Company, Inc. and Southwest Securities, Inc.

                           Current Report on Form 8-K filed with the Commission  on January 30, 2004 reporting the issuance of a press release reporting Capital Senior Living Corporations Announcing Pricing of a Public
                           Offering of 5,000,000 Shares of Common Stock.

                           Current Report on Form 8-K filed with the Commission on March 3, 2004 reporting the issuance of a press release to report the Company's earnings the fourth quarter of fiscal 2003 and for fiscal 2003.

                        CAPITAL SENIOR LIVING CORPORATION
                                 March 31, 2004




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

Date:    May 12, 2004