Form 10-Q
period 2004-06-30
CAPITAL SENIOR LIVING CORP
filed 2004-08-11
CIK 1043000

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

As of August 10, 2004, the Registrant had 25,731,103 outstanding shares of its Common Stock, $.01 par value.

                        CAPITAL SENIOR LIVING CORPORATION

                                      INDEX

                                                                           Page
                                                                         Number


Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets -  -
                  June 30, 2004 and December 31, 2003                         3

                  Consolidated Statements of Income -  -
                  Three and Six Months Ended June 30, 2004 and 2003           4

                  Consolidated Statements of Cash Flows  -   -
                  Six Months Ended June 30, 2004 and 2003                     5

                  Notes to Consolidated Financial Statements                  6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        12

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                20

         Item 4.  Controls and Procedures                                    21

Part II. Other Information

         Item 1.  Legal Proceedings                                          22

         Item 4.  Submission of Matters to a Vote of Securities Holders      22

         Item 6.  Exhibits and Reports on Form 8-K                           23

Signature

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        CAPITAL SENIOR LIVING CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,    December 31,
                                                                                      2004          2003
                                                                                  -----------   --------
                                                                                        (in thousands)

                                ASSETS
    Current assets:
      Cash and cash equivalents................................................   $    18,719   $     6,594
      Restricted cash..........................................................         6,183         7,187
      Accounts receivable, net.................................................         1,376         1,295
      Accounts receivable from affiliates......................................           289           604
      Federal and state income taxes receivable................................         3,147           994
      Deferred taxes...........................................................           356           385
      Property tax and insurance deposits......................................         2,908         1,855
      Prepaid expenses and other...............................................         4,439         2,437
                                                                                  -----------   -----------
              Total current assets.............................................        37,417        21,351
    Property and equipment, net................................................       375,231       380,115
    Deferred taxes.............................................................         6,380         6,554
    Notes receivable from affiliates...........................................         5,216         4,981
    Investments in limited partnerships........................................         1,834         1,762
    Assets held for sale.......................................................         2,391         2,391
    Other assets, net..........................................................         3,944         4,179
                                                                                  -----------   -----------
              Total assets.....................................................   $   432,413   $   421,333
                                                                                  ===========   ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Accounts payable.........................................................   $     1,544   $     2,158
      Accrued expenses.........................................................         7,566         6,611
      Current portion of notes payable.........................................         9,004        23,488
      Customer deposits........................................................         1,952         1,929
                                                                                  -----------   -----------
              Total current liabilities........................................        20,066        34,186
    Deferred income............................................................            25           112
    Deferred income from affiliates............................................           116           102
    Other long-term liabilities................................................         6,084         6,736
    Notes payable, net of current portion......................................       251,884       255,549
    Minority interest in consolidated partnership..............................           256           281
    Commitments and contingencies
    Shareholders' equity:
      Preferred stock, $.01 par value:
         Authorized shares-- 15,000; no shares issued or outstanding...........            --            --
      Common stock, $.01 par value:
         Authorized shares -- 65,000
         Issued and outstanding shares-- 25,731 and 19,847 at
          June 30, 2004 and December 31, 2003, respectively....................           257           198
      Additional paid-in capital...............................................       124,883        92,336
      Retained earnings........................................................        28,842        31,833
                                                                                  -----------   -----------
              Total shareholders' equity.......................................       153,982       124,367
                                                                                  -----------   -----------
              Total liabilities and shareholders' equity.......................   $   432,413   $   421,333
                                                                                  ===========   ===========

                             See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except earnings per share)


                                                            Three Months Ended                Six Months Ended
                                                                 June 30,                         June 30,
                                                           2004             2003             2004             2003
                                                     ---------------    -------------   --------------    -------------
Revenues:
 Resident and health care revenue................    $       22,493     $     13,309    $      44,605     $     26,517
 Unaffiliated management services revenue........                41               --               81              295
 Affiliated management services revenue..........               483              892              957            1,802
 Affiliated development fees.....................                --               69               --              137
                                                     ---------------   --------------   --------------    -------------
   Total revenues................................            23,017           14,270           45,643           28,751

Expenses:
 Operating expenses..............................            14,689            8,219           29,215           15,843
 General and administrative expenses.............             3,802            2,551            7,838            5,267
 Depreciation and amortization...................             2,951            1,339            5,908            2,686
                                                     ---------------   --------------   ---------------   -------------
   Total expenses................................            21,442           12,109           42,961           23,796

Income from operations...........................             1,575            2,161            2,682            4,955
Other income (expense):
 Interest income.................................               158            1,784              321            3,421
 Interest expense................................            (3,831)          (2,577)          (7,915)          (5,170)
 Other income....................................                73            3,511              140            3,564
                                                     ---------------   --------------   ---------------   -------------
(Loss) income before income taxes and minority
  interest in consolidated partnership...........            (2,025)           4,879           (4,772)           6,770
Benefit (prrovision) for income taxes............               422           (1,867)           1,096           (2,612)
                                                     ---------------   --------------   ---------------   -------------

(Loss) income before minority interest in
  consolidated partnership.......................            (1,603)           3,012           (3,676)           4,158
Minority interest in consolidated partnership....                 7               55               34              110
                                                     ---------------   --------------   ---------------   -------------
Net (loss) income................................    $       (1,596)   $       3,067    $      (3,642)    $      4,268
                                                     ===============   ==============   ===============   =============

Per share data:
 Basic (loss) earnings per share.................    $        (0.06)   $        0.16    $        (0.15)    $      0.22
                                                     ===============   ==============   ===============    ============
 Diluted (loss) earnings per share...............    $        (0.06)   $        0.15    $        (0.15)    $      0.21
                                                     ===============   ==============   ===============    ============
 Weighted average shares outstanding-- basic.....            25,668            19,747           24,683          19,742
                                                     ===============   ==============   ===============    ============
 Weighted average shares outstanding-- diluted...            25,668            19,897           24,683          19,880
                                                     ===============   ==============   ===============    ============



                                               See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                        Six Months Ended June 30,
                                                                          2004            2003
                                                                     -------------   -------------
Operating Activities
Net (loss) income...............................................     $    (3,642)    $     4,268
Adjustments to reconcile net (loss) income to net cash (used in)
 provided by operating activities:
 Depreciation...................................................           5,908           2,686
 Amortization of deferred financing charges.....................             759             506
 Minority interest in consolidated partnership..................             (34)           (110)
 Deferred income from affiliates................................              14            (278)
 Deferred income................................................             (87)             (7)
 Deferred income taxes..........................................             203             201
 Equity in the earnings of affiliates...........................            (140)            (73)
 Gain on sale of properties.....................................              --          (3,491)
 Changes in operating assets and liabilities, net of
  acquisitions:
  Accounts receivable...........................................             (81)            310
  Accounts receivable from affiliates...........................             315            (206)
  Property tax and insurance deposits...........................          (1,053)           (686)
  Prepaid expenses and other....................................          (2,002)         (2,894)
  Other assets..................................................            (524)           (529)
  Accounts payable and accrued expenses.........................             341          (1,295)
  Federal and state income taxes receivable.....................          (2,012)          1,856
  Customer deposits.............................................              23             (84)
                                                                    -------------   -------------
Net cash (used in) provided by operating activities.............          (2,012)            174
Investing Activities
Capital expenditures............................................          (1,024)         (1,072)
Proceeds from sale of assets....................................              --             408
Proceeds from sale of assets to BRE/CSL.........................              --           3,089
Advances to affiliates..........................................            (235)         (6,452)
Proceeds from limited partnerships..............................              77              93
                                                                    -------------   -------------
Net cash used in investing activities...........................          (1,182)         (3,934)
Financing Activities
Proceeds from notes payable.....................................           2,627           3,873
Repayments of notes payable.....................................         (20,776)         (5,494)
Restricted cash.................................................           1,004              --
Proceeds from the exercise of stock options.....................             306              14
Proceeds from common stock offering.............................          32,158              --
Distributions to minority partners..............................              --            (133)
                                                                    -------------   -------------
Net cash provided by (used in) financing activities.............          15,319          (1,740)
                                                                    -------------   -------------
Increase (decrease) in cash and cash equivalents................          12,125          (5,500)
Cash and cash equivalents at beginning of period................           6,594          11,768
                                                                    -------------   -------------
Cash and cash equivalents at end of period......................     $    18,719     $     6,268
                                                                    =============   =============
Supplemental Disclosures
Cash paid during the period for:
 Interest.......................................................     $     7,193     $     4,691
                                                                    =============   =============
 Income taxes...................................................     $       722     $       894
                                                                    =============   =============

                             See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004


1.   BASIS OF PRESENTATION

Capital Senior Living Corporation, a Delaware corporation (the "Company"), was incorporated on October 25, 1996. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated balance sheet, as of December 31, 2003, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2003, and the accompanying unaudited consolidated financial statements, as of June 30, 2004 and 2003, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2004, results of operations for the three and six months ended June 30, 2004 and 2003, respectively, and cash flows for the six months ended June 30, 2004 and 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share considers the dilutive effect of outstanding options calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except for per share amounts):


                                                      Three Months Ended                Six Months Ended
                                                           June 30,                         June 30,
                                                  ---------------------------      -------------------------
                                                     2004             2003             2004            2003
                                                  ---------        ----------      -----------      ---------

Net (loss) income..........................       $  (1,596)       $  3,067        $  (3,642)       $  4,268

Weighted average shares outstanding - basic          25,668          19,747           24,683          19,742
Effect of dilutive securities:
   Employee stock options.................               --             150               --             138
                                                  ----------       ----------      -----------      ---------
Weighted average shares outstanding -                25,668          19,897           24,683          19,880
  diluted.................................
                                                  ==========       ==========      ===========      =========

Basic (loss) earnings per share..........         $   (0.06)       $   0.16        $   (0.15)       $   0.22
                                                  ==========       ==========      ===========      =========
Diluted (loss) earnings per share........         $   (0.06)       $   0.15        $   (0.15)       $   0.21
                                                  ==========       ==========      ===========      =========


Options were not included in the computation of diluted earnings per share because the Company had net losses during the second quarter and first six months of fiscal 2004, and therefore, the effect would not be dilutive. For the second quarter and first six months of fiscal 2003, options to purchase 0.5 million shares of common stock at prices ranging from $3.13 to $10.50 per share were not included in the computation of diluted earnings per share because the average daily price of the common stock did not exceed the exercise price of the options, and therefore, the effect would not be dilutive.

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

On January 28, 2004, the Company granted options to certain employees to purchase 10,000 shares of the Company's common stock at an exercise price of $6.63. On May 19, 2004, the Company granted options to certain directors to purchase 12,000 shares of the Company's common stock at an exercise price of $4.85. In addition, during the first six months of 2004, the Company issued 134,413 shares of common stock pursuant to the exercise of stock options by certain employees of the Company.

Stock-Based Compensation

Pro forma information regarding net (loss) income per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options' vesting periods (in thousands, except per share data).

                                                                   Three Months Ended               Six Months Ended
                                                                        June 30,                         June 30,
                                                               ---------------------------     -------------------------
                                                                  2004           2003               2004           2003
                                                               ----------     -----------      -----------      ---------

Net (loss) income
 As reported..................................                 $  (1,596)     $    3,067       $   (3,642)      $   4,268
 Less:  fair value  stock  compensation  expense, net of tax        (180)            (62)            (352)           (250)
                                                                ---------     ----------       -----------      ----------
 Pro forma....................................                    (1,776)          3,005           (3,994)          4,018
                                                                =========     ==========       ===========      ==========

Net (loss) income per share - basic
 As reported..................................                 $  (0.06)      $    0.16        $   (0.15)       $    0.22
 Less:  fair value  stock  compensation  expense, net of tax   $  (0.01)      $   (0.01)       $   (0.01)       $   (0.02)
                                                               ---------      ---------        ----------       ----------
 Pro forma....................................                 $  (0.07)      $    0.15        $   (0.16)       $    0.20
                                                               =========      =========        ==========       ==========

Net (loss) income per share - diluted
 As reported..................................                 $  (0.06)      $    0.15        $   (0.15)       $    0.21
 Less:  fair value  stock  compensation  expense, net of tax   $  (0.01)      $      --        $   (0.01)       $   (0.01)
                                                               ---------      ----------       ----------       ----------
 Pro forma....................................                 $  (0.07)      $    0.15        $   (0.16)       $    0.20
                                                               =========      ==========       ==========       ==========

Swap Agreements

The Company uses interest rate and treasury lock swap agreements for purposes other than trading. Interest rate swap agreements are used to modify variable rate obligations to fixed rate obligations, thereby reducing the Company's exposure to market rate fluctuations. The differential to be paid or received as rates change is accounted for under the accrual method of accounting and the amount payable to or receivable from counterparties is included as an adjustment to accrued interest. The Company had interest rate swap agreements on $25.3 million notional amounts of indebtedness at June 30, 2004. The interest rate swap agreements resulted in the Company recognizing an additional $0.5 million in interest expense during the first six months of fiscal 2004.

In addition, the Company is party to interest rate lock agreements, which are used to hedge the risk that the costs of future issuance of debt may be adversely affected by changes in interest rates. Under the treasury lock swap agreements, the Company agrees to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

principal amount of indebtedness based on the locked rate at the date when the agreement was established and the yield of a United States Government 10-Year Treasury Note on the settlement date of January 3, 2006. The treasury lock swap agreements are reflected at fair value in the Company's balance sheet (other long term liabilities) and the related gains or losses on these agreements are deferred in stockholders' equity (as a component of other comprehensive income). During the first six months of fiscal 2004, the Company recognized other comprehensive income of $0.7 million from the change in fair value of the interest rate and treasury lock swap agreements. Total comprehensive loss (net loss from operations plus other comprehensive income) for the six months ended June 30, 2004 was $3.0 million.

Income Taxes

The effective tax rates differ from the statutory tax rates because of state income taxes and permanent tax differences. The permanent tax differences include net losses incurred by Triad I, which have been consolidated under the provisions of FASB Interpretation No. 46.

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

Spring Meadows: The Company is party to four joint ventures which collectively own four senior living communities (the "Spring Meadows Communities"). The Company's interests in the joint ventures that own the Spring Meadows
Communities include interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. The Company accounts for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company has managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001. In addition, the Company receives an asset management fee relating to each of the four communities. The Company has the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest. No amounts were funded by the Company under this obligation as of June 30, 2004.

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

The Company has the option, but not the obligation, to purchase the Triad I communities for an amount specified in the partnership agreement. Furthermore, Lehman Brothers has agreed to withdraw as a partner in the Triad I partnership to the extent it has received, on or before November 1, 2004, distributions in an amount equal to its capital contributions of $12.4 million. If Lehman Brothers has not withdrawn as a partner by November 1, 2004, Lehman Brothers may be entitled to certain rights under the Triad I partnership agreement.

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

Set forth below is information relating to the construction/permanent loan facilities the Company consolidated as a result of the consolidation of Triad I under the provisions of FASB Interpretation No. 46, at December 31, 2003 (dollars in thousands):

                                             Loan Facilities
                             -----------------------------------------------
              Number of                    Amount
Entity      Communities     Commitment   Outstanding   Type       Lender
---------   -----------     ----------   -----------  --------   ----------
Triad I          7           $50,000      $47,557     take-out     GMAC


The following unaudited pro forma financial information for the six months ended June 30, 2003 combines the results of the Company and Triad I as if the provisions of FIN 46 had been applied at the beginning of fiscal 2003. The pro forma financial information is presented for informational purposes only and does not reflect the results of operations of the Company, which would have actually resulted if Triad I had been consolidated as of the dates indicated, or future results of operations of the Company (in thousands).

                                                          June 30,
                                                            2003
                                                        -----------
           Net revenue                                  $   35,700
           Net income                                   $    2,655
           Net income per share - basic                 $     0.13
           Net income per share - diluted               $     0.13

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
                                                         ==========

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

Set forth below is information relating to the construction/permanent loan facilities the Company assumed as a result of the acquisition of the Triad Entities at July 1, 2003 (dollars in thousands):

                                          Loan Facilities
                          -----------------------------------------------
             Number of                    Amount
Entity      Communities   Commitment   Outstanding     Type         Lender
---------   -----------   ----------   -----------  ---------   --------------
Triad II         3         $ 26,900     $ 26,003    mini-perm   Key Corporate
                                                                Capital, Inc.

Triad III        6         $ 56,300     $ 56,270    mini-perm   Guaranty Bank

Triad IV         2         $ 18,600     $ 18,627    mini-perm   Compass Bank

Triad V          1         $  8,903     $  8,698    mini-perm   Bank of America
                                        --------
Total                                   $109,598
                                        ========

The following unaudited pro forma financial information for the six months ended June 30, 2003 combines the results of the Company and the Triad Entities as if the transaction had taken place at the beginning of fiscal 2003. The pro forma financial information is presented for informational purposes only and does not reflect the results of operations of the Company, which would have actually resulted if the purchase occurred as of the dates indicated, or future results of operations of the Company (in thousands).

                                                          June 30,
                                                            2003
                                                        -----------
           Net sales                                    $   36,935
           Net income                                   $       43
           Net income per share - basic                 $     0.00
           Net income per share - diluted               $     0.00

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

6. CONTINGENCIES

In the fourth quarter of 2002, the Company (and two of its management subsidiaries), Buckner Retirement Services, Inc. ("Buckner"), and a related Buckner entity, and other unrelated entities were named as defendants in a lawsuit in district court in Fort Bend County, Texas brought by the heir of a former resident who obtained nursing home services at Parkway Place from September 1998 to March 2001. The Company managed Parkway Place for Buckner through December 31, 2001. The Company and its subsidiaries denied any wrongdoing. On March 16, 2004, the Court granted the Company's Motion to Dismiss based on the Plaintiff's failure to comply with certain statutory requirements in Texas relating to the filing of preliminary expert report. Specifically, the Plaintiff's preliminary expert report failed to set forth the causal connection between any act of the Company and the resident's death. The Plaintiffs filed a Motion for Reconsideration by the Court, but the Motion was denied on July 19, 2004. The Plaintiffs have thirty days to appeal the Court's decision.

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004

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

7.   SUBSEQUENT EVENTS

The Company has entered into a contract with the Covenant Group of Texas, Inc. ("CGT") to acquire all of the outstanding stock of CGI Management, Inc. ("CGIM"). Capital will pay approximately $2.5 million in cash at closing, subject to various adjustments set forth in the purchase agreement, to acquire all of the outstanding stock of CGIM. Capital will also pay three installments of approximately $0.4 million on the first, third and fifth anniversaries of the closing subject to reduction if the management fees earned from the nine third party owned communities with various terms are terminated and not replaced by substitute agreements during the period, and certain other adjustments. The Company expects this transaction, subject to the completion of due diligence and certain approvals, to close in the third quarter of 2004. CGIM manages 16 communities with a capacity of 2,070 residents.

                        CAPITAL SENIOR LIVING CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis addresses (i) the Company's results of operations for the three and six months ended June 30, 2004 and 2003, respectively, and (ii) liquidity and capital resources of the Company and should be read in conjunction with the Company's consolidated financial statements contained elsewhere in this report.

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

As of June 30, 2004, the Company operated 42 senior living communities in 20 states with an aggregate capacity of approximately 6,900 residents, including 41 senior living communities which the Company owned or in which the Company had an ownership interest and one community it managed for a third party. As of June 30, 2004, the Company also operated one home care agency.

The Company generates revenue from a variety of sources. For the three months ended June 30, 2004, the Company's revenue was derived as follows: 97.7% from the operation of 31 owned and/or consolidated senior living communities that are operated by the Company, and 2.3% from management fees arising from management services provided for 10 affiliate owned senior living communities and one unaffiliated senior living community.

For the six months ended June 30, 2004, the Company's revenue was derived as follows: 97.7% from the operation of 31 owned and/or consolidated senior living communities that are operated by the Company, and 2.3% from management fees arising from management services provided for 10 affiliate owned senior living communities and one unaffiliated senior living community.

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

The Company is party to four joint ventures which collectively own the Spring Meadows Communities. The Company's interests in the joint ventures that own the Spring Meadows Communities include interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. The Company accounts for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company has managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001. In addition, the Company receives an asset management fee relating to each of the four communities. The Company has the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest. No amounts were funded by the Company under this obligation as of June 30, 2004.

Recent Events

The Company has entered into a contract with the Covenant Group of Texas, Inc. ("CGT") to acquire all of the outstanding stock of CGI Management, Inc. ("CGIM"). Capital will pay approximately $2.5 million in cash at closing, subject to various adjustments set forth in the purchase agreement, to acquire all of the outstanding stock of CGIM. Capital will also pay three installments of approximately $0.4 million on the first, third and fifth anniversaries of the closing subject to reduction if the management fees earned from the nine third party owned communities with various terms are terminated and not replaced by substitute agreements during the period, and certain other adjustments. The Company expects this transaction, subject to the completion of due diligence and certain approvals, to close in the third quarter of 2004. CGIM manages 16 communities with a capacity of 2,070 residents.

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



                                                         Three Months Ended                      Six Months Ended
                                                             June 30,                                June 30,
                                               -------------------------------------    -------------------------------------
                                                     2004                 2003                2004                 2003
                                               -----------------   -----------------    -----------------   -----------------
                                                  $          %        $          %        $          %         $          %
                                               -------    ------   -------    ------    -------    ------   -------    ------
Revenues:
  Resident and healthcare revenue              $22,493     97.7   $13,309      93.3    $44,605      97.7     $26,517     92.2
  Unaffiliated management service revenue           41      0.2        --        --         81       0.2         295      1.0
  Affiliated management service revenue            483      2.1       892       6.2        957       2.1       1,802      6.3
  Affiliated development fees....                   --       --        69       0.5         --        --         137      0.5
                                               -------    ------   -------    ------    -------    ------    -------    ------
    Total revenue................               23,017    100.0    14,270     100.0     45,643     100.0      28,751    100.0

Expenses:
  Operating expenses.............               14,689     63.9     8,219      57.6     29,215      64.0      15,843     55.1
  General and administrative expenses            3,802     16.5     2,551      17.9      7,838      17.2       5,267     18.3
  Depreciation and amortization..                2,951     12.8     1,339       9.4      5,908      12.9       2,686      9.4
                                               -------    ------   -------    ------    -------    ------    -------    ------
   Total expenses................               21,442     93.2    12,109      84.9     42,961      94.1      23,796     82.8
                                              ---------  -------   -------    ------   --------    ------    -------    ------
Income from operations ..........                1,575      6.8     2,161      15.1      2,682       5.9       4,955     17.2

Other income (expense):
  Interest income................                  158      0.7     1,784      12.5        321        0.7      3,421     11.9
  Interest expense...............               (3,831)   (16.6)   (2,577)    (18.1)    (7,915)     (17.3)    (5,170)   (18.0)
  Other income...................                   73      0.3     3,511      24.6        140        0.3      3,564     12.4
                                              ---------  -------   -------    ------   --------    -------   -------    ------
(Loss) income before income taxes and
  minority interest in
  consolidated partnership.......               (2,025)    (8.8)    4,879      34.2     (4,772)     (10.5)     6,770     23.5
Benefit (provision) for income taxes               422      1.8    (1,867)    (13.1)     1,096        2.4     (2,612)    (9.1)
                                              ---------  -------   -------    ------   --------    -------    ------    ------
(Loss) income before minority interest
  in consolidated partnership....               (1,603)    (7.0)    3,012      21.1     (3,676)     (8.1)      4,158     14.4
Minority interest in consolidated
    partnership..................                    7       --        55       0.4         34       0.1         110      0.4
                                              ---------  -------   -------    ------   --------    ------    -------    ------
Net (loss) income................              $(1,596)    (7.0)  $ 3,067      21.5    $(3,642)     (8.0)    $ 4,268     14.8
                                              =========  =======  ========    ======   =========   ======    =======    ======

Three Months Ended June 30, 2004 Compared to the
Three Months Ended June 30, 2003

Revenues. Total revenues were $23.0 million in the three months ended June 30, 2004 compared to $14.3 million for the three months ended June 30, 2003, representing an increase of approximately $8.7 million or 61.3%. This increase in revenue is primarily the result of a $9.2 million increase in resident and healthcare revenue offset by a decrease in affiliated management fees of $0.4 million and a decrease in affiliated development fee revenue of $0.1 million. The increase in resident and healthcare revenue reflects an increase of $6.4 million from the acquisition of the Triad Entities (12 communities), an increase of $3.8 million from the consolidation of Triad I (five communities and two expansions) under the provisions of FIN 46 revised, and an increase at the Company's other communities of $0.7 million offset by a decrease in resident and healthcare revenue of $1.7 million relating to two communities that were sold during the third and fourth quarters of fiscal 2003. Unaffiliated management services revenue in fiscal 2004 represents the Company's management services revenue on one community it manages for a third party. Affiliated management services revenue decreased $0.4 million primarily as a result of the Company's acquisition of the Triad Entities and the consolidation of Triad I.

Expenses. Total expenses were $21.4 million in the second quarter of fiscal 2004 compared to $12.1 million in the second quarter of fiscal 2003, representing an increase of $9.3 million or 77.1%. This increase is primarily the result of a $6.5 million increase in operating expenses, a $1.3 million increase in general and administrative expenses and a $1.6 million increase in depreciation and

                        CAPITAL SENIOR LIVING CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

amortization expense. Operating expenses increased $4.4 million as a result of the Company's acquisition of the Triad Entities, $2.7 million due to the consolidation of Triad I, and $0.2 million at the Company's other communities offset by a decrease of $0.8 million relating to the two communities that were sold during fiscal 2003. General and administrative expenses increased $1.0 million as a result of the Company's acquisition of the Triad Entities and $0.5 million due to the consolidation of Triad I offset by a decrease of $0.1 million relating to the two communities that were sold during fiscal 2003 and a decrease of $0.1 million relating to the Company's other communities and corporate overhead. Depreciation expense increased $1.3 million as a result of the Company's acquisition of the Triad Entities and $0.5 million due to the consolidation of Triad I offset by a decrease of $0.1 million relating to the two communities that were sold during 2003 and a decrease of $0.1 million at the Company's other communities.

Other income and expense. Interest income decreased $1.6 million or 91.1% to $0.2 million in the second quarter of fiscal 2004 due to the Company's acquisition of the Triad Entities and the consolidation of Triad I. The Company earned $1.6 million in interest income on loans to the Triad Entities and Triad I during the second quarter of fiscal 2003. Interest expense increased $1.2 million to $3.8 million in the second quarter of 2004 compared to $2.6 million in the second quarter of 2003. This 48.7% increase in interest expense is primarily the result of higher debt outstanding in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 due to the assumption of $109.6 million of debt related to the acquisition of the Triad Entities and due to $47.6 million of debt consolidated related to Triad I offset by $14.9 million of debt repaid related to the two communities sold during 2003 and $20.8 million of debt retired during the first six months of fiscal 2004. Equity in the earnings of affiliates represents the Company's share of the earnings and losses on its investments in BRE/CSL.

Provision/benefit for income taxes. Benefit for income taxes in the second quarter of fiscal 2004 was $0.4 million or 20.9% of loss before taxes, compared to a provision for income taxes of $1.9 million or 37.8% of income before taxes in the second quarter of fiscal 2003. The effective tax rates for the first quarter of 2004 and 2003 differ from the statutory tax rates because of state income taxes and permanent tax differences. The permanent tax differences in the second quarter of fiscal 2004 include $0.9 million in net losses incurred by Triad I, which has been consolidated under the provisions of FASB Interpretation No. 46.

Minority interest. Minority interest represents the minority holder's share of the losses incurred by Healthcare Properties, L.P. ("HCP").

Net income. As a result of the foregoing factors, net income decreased $4.7 million to a net loss of $1.6 million for the three months ended June 30, 2004, as compared to a net income of $3.1 million for the three months ended June 30, 2003.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Revenues. Total revenues for the six months ended June 30, 2004 were $45.6 million compared to $28.8 million for the six months ended June 30, 2003, representing an increase of approximately $16.8 million or 58.8%. This increase in revenue is primarily the result of an $18.1 million increase in resident and healthcare revenue offset by a decrease in unaffiliated management services revenue of $0.2 million, a decrease in affiliated management fees of $0.8 million and a decrease in affiliated development fee revenue of $0.1 million. The increase in resident and healthcare revenue reflects an increase of $12.6 million from the acquisition of the Triad Entities (12 communities), an increase of $7.5 million from the consolidation of Triad I (five communities and two expansions) under the provisions of FIN 46 revised, and an increase at the Company's other communities of $1.4 million offset by a decrease in resident and healthcare revenue of $3.4 million relating to two communities that were sold during the third and fourth quarters of fiscal 2003. Unaffiliated management services revenue in fiscal 2004 represents the Company's management services revenue on a community it manages for a third party. Unaffiliated management services revenue in fiscal 2003 resulted from the settlement of a management contract with Buckner. Affiliated management services revenue decreased $0.8 million primarily as a result of the Company's acquisition of the Triad Entities and the consolidation of Triad I. Affiliated development fees decreased as a result of the Company's acquisition of the Triad Entities and the consolidation of Triad I.

Expenses.  Total  expenses  in the first six  months of fiscal  2004 were  $43.0 million compared to $23.8 million in the second quarter of fiscal 2003, representing an increase of $19.2 million or 80.5%. This increase is primarily the result of a $13.4 million increase in operating expenses, a $2.6 million increase in general and administrative expenses and a $3.2 million increase in depreciation and amortization expense. Operating expenses increased $8.8 million

                        CAPITAL SENIOR LIVING CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


as a result of the Company's acquisition of the Triad Entities, $5.3 million due to the consolidation of Triad I and $0.9 million at the Company's other communities offset by a decrease of $1.6 million relating to the two communities that were sold during fiscal 2003. General and administrative expenses increased $2.1 million as a result of the Company's acquisition of the Triad Entities, $1.1 million due to the consolidation of Triad I offset by a decrease of $0.2 million relating to the two communities that were sold during fiscal 2003 and $0.4 million relating to the Company's other communities and corporate overhead. Depreciation expense increased $2.8 million as a result of the Company's acquisition of the Triad Entities and $0.8 million due to the consolidation of Triad I offset by a decrease of $0.3 million relating to the two communities that were sold during 2003 and a decrease of $0.1 million at the Company's other communities.

Other income and expense. Interest income decreased $3.1 million or 90.6% to $0.3 million in the first six months of fiscal 2004 due to the Company's acquisition of the Triad Entities and the consolidation of Triad I. The Company earned $3.1 million in interest income on loans to the Triad Entities and Triad I during the first six months of fiscal 2003. Interest expense increased $2.7 million to $7.9 million in the first six months of 2004 compared to $5.2 million in the first six months of 2003. This 53.1% increase in interest expense is primarily the result of higher debt outstanding in the first six months of fiscal 2004 compared to the same period of fiscal 2003 due to the assumption of $109.6 million of debt related to the acquisition of the Triad Entities and due to $47.6 million of debt consolidated related to Triad I offset by $14.9 million of debt repaid related to the two communities sold during 2003 and $20.8 million of debt retired during the first six months of fiscal 2004. Equity in the earnings of affiliates represents the Company's share of the earnings and losses on its investments in BRE/CSL.

Provision/benefit for income taxes. Benefit for income taxes in the first six months of fiscal 2004 was $1.1 million or 23.1% of loss before taxes, compared to a provision for income taxes of $2.6 million or 38.0% of income before taxes in the first six months of fiscal 2003. The effective tax rates for the first six months of 2004 and 2003 differ from the statutory tax rates because of state income taxes and permanent tax differences. The permanent tax differences in the first six months of fiscal 2004 include $1.7 million in net losses incurred by Triad I, which has been consolidated under the provisions of FASB Interpretation No. 46.

Minority interest. Minority interest represents the minority holder's share of the losses incurred by Healthcare Properties, L.P. ("HCP").

Net income. As a result of the foregoing factors, net income decreased $8.0 million to a net loss of $3.7 million for the six months ended June 30, 2004, as compared to a net income of $4.3 million for the six months ended June 30, 2003.

Liquidity and Capital Resources

In addition to approximately $18.7 million of cash balances on hand as of June 30, 2004, the Company's principal source of liquidity is expected to be proceeds from the sale of assets, cash flows from BRE/CSL and/or additional financing. Of the $18.7 million in cash balances, $0.6 million relates to cash held by HCP. The Company expects its available cash, proceeds from the sale of assets, and cash flows from BRE/CSL to be sufficient to fund its short-term working capital requirements. The Company's long-term capital requirements, primarily for acquisitions, the payment of operating deficit guarantees, and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company's short and long-term capital requirements.

The Company had net cash used in operating activities of $2.0 million in the first six months of fiscal 2004 compared to net cash provided by operating activities of $0.2 million in the first six months of fiscal 2003. In six months of fiscal 2004, net cash used in operating activities was primarily derived from a net loss of $3.6 million, an increase in property tax and insurance deposits of $1.0 million, an increase in prepaid expenses of $2.0 million, an increase in other assets of $0.5 million, and an increase in federal and state income tax receivable of $2.0 million offset by net noncash charges of $6.6 million, a decrease in accounts receivable of $0.2 million and an increase in accounts payable and accrued expenses of $0.3 million. In the first six months of fiscal 2003, net cash provided by operating activities was primarily derived from net income of $4.3 million and a decrease in federal and state income taxes receivable of $1.9 million offset by net noncash benefits of $0.6 million, an increase in prepaid and other assets of $2.9 million, an increase in property

                        CAPITAL SENIOR LIVING CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

tax and insurance deposits of $0.7 million, an increase in other assets of $0.5 million and a decrease in accounts payable and accrued expenses of $1.3 million.

The Company had net cash used in investing activities of $1.2 million and $3.9 million in the first six months of fiscal 2004 and 2003, respectively. In the six months of fiscal 2004, the net cash used in investing activities was primarily the result of advances to affiliates of $0.2 million, and capital expenditures of $1.0 million offset by proceeds from limited partnerships of $0.1 million. In the first six months of fiscal 2003, net cash used in investing activities was primarily the result of advances to affiliates of $6.4 million, and capital expenditures of $1.1 million offset by net proceeds $0.4 million from the sale of one parcel of land, net proceeds of $3.1 million from the contribution of its Cottonwood facility to BRE/CSL and $0.1 million relating to distributions from BRE/CSL. Advances to affiliates in fiscal 2003 included loans made to the Triad Entities along with interest earned on loans to the Triad Entities and the Spring Meadows Communities.

The Company had net cash provided by financing activities of $15.3 million in the first six months of fiscal 2004 compared to net cash used in financing activities of $1.7 million in the first six months of fiscal 2003. For the first six months of fiscal 2004 the net cash provided by financing activities primarily results from the Company's sale of 5,750,000 shares of common stock for net proceeds of $32.2 million, proceeds from the exercise of stock options of $0.3 million and proceeds from the release of restricted cash of $1.0 million, offset by net repayments of notes payable of $18.2 million. For the first six months of fiscal 2003, net cash used in financing activities primarily results from repayments of notes payable of $5.5 million and distributions to minority partners of $0.1 million offset by proceeds from the issuance of notes payable of $3.9 million.

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

The Company is party to four joint ventures which collectively own the Spring Meadows Communities. The Company's interests in the joint ventures that own the Spring Meadows Communities include interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. The Company accounts for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company has managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001. In addition, the Company receives an asset management fee relating to each of the four communities. The Company has the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest. No amounts were funded by the Company under this obligation during the first quarter of fiscal 2004.

In 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51, effective immediately for variable interest entities created after January 31, 2003 and effective as of December 31, 2003 for variable interest entities that existed prior to February 1, 2003. The Company adopted the provisions of this interpretation at December 31, 2003, and its adoption resulted in the Company consolidating the financial position of Triad I at December 31, 2003 and resulted in the Company consolidating the operations of Triad I beginning with the first quarter of fiscal 2004. Prior to adopting FIN 46 the Company accounted for Triad I under the equity method of accounting.

As of March 31, 2004, the Company was in violation of certain financial covenants relating to four properties in Triad I. Subsequent to March 31, 2004, Triad I exercised its option under its loan agreement to cure these loan covenant violations by depositing $0.3 million with its lender.

The Company has the option, but not the obligation, to purchase the Triad I communities for an amount specified in the partnership agreement. Furthermore, Lehman Brothers has agreed to withdraw as a partner in the Triad I partnership to the extent it has received, on or before November 1, 2004, distributions in an amount equal to its capital contributions of $12.4 million. If Lehman Brothers has not withdrawn as a partner by November 1, 2004, Lehman Brothers may be entitled to certain rights under the Triad I partnership agreement.

Set forth below is information relating to the construction/permanent loan facilities the Company consolidated as a result of the consolidation of Triad I under the provisions of FASB Interpretation No. 46, at December 31, 2003 (dollars in thousands):

                                             Loan Facilities
                             -----------------------------------------------
              Number of                    Amount
Entity      Communities     Commitment   Outstanding   Type       Lender
---------   -----------     ----------   -----------  --------   ----------
Triad I          7           $50,000      $47,557     take-out     GMAC

                        CAPITAL SENIOR LIVING CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

The following unaudited pro forma financial information for the six months ended June 30, 2003 combines the results of the Company and Triad I as if the provisions of FIN 46 had been applied at the beginning of fiscal 2003. The pro forma financial information is presented for informational purposes only and does not reflect the results of operations of the Company, which would have actually resulted if Triad I had been consolidated as of the dates indicated, or future results of operations of the Company (in thousands).

                                                          June 30,
                                                            2003
                                                        -----------
           Net revenue                                  $   35,700
           Net income                                   $    2,655
           Net income per share - basic                 $     0.13
           Net income per share - diluted               $     0.13

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
                                                         ==========

Set forth below is information relating to the construction/permanent loan facilities the Company assumed as a result of the acquisition of the Triad Entities at July 1, 2003 (dollars in thousands):

                                          Loan Facilities
                          -----------------------------------------------
             Number of                    Amount
Entity      Communities   Commitment   Outstanding     Type         Lender
---------   -----------   ----------   -----------  ---------   --------------
Triad II         3         $ 26,900     $ 26,003    mini-perm   Key Corporate
                                                                Capital, Inc.

Triad III        6         $ 56,300     $ 56,270    mini-perm   Guaranty Bank

Triad IV         2         $ 18,600     $ 18,627    mini-perm   Compass Bank

Triad V          1         $  8,903     $  8,698    mini-perm   Bank of America
                                        --------
Total                                   $109,598
                                        ========

                       CAPITAL SENIOR LIVING CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

The following unaudited pro forma financial information for the six months ended June 30, 2003 combines the results of the Company and the Triad Entities as if the transaction had taken place at the beginning of fiscal 2003. The pro forma financial information is presented for informational purposes only and does not reflect the results of operations of the Company, which would have actually resulted if the purchase occurred as of the dates indicated, or future results of operations of the Company (in thousands).

                                                   June 30,
                                                     2003
                                                  ----------
           Net sales                              $   36,935
           Net income                             $       43
           Net income per share - basic           $     0.00
           Net income per share - diluted         $     0.00

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk is exposure to changes in interest rates on debt instruments. As of June 30, 2004 the Company had $260.9 million in outstanding debt comprised of various fixed and variable rate debt instruments of $70.2 million and $190.7 million, respectively.

Changes in interest rates would affect the fair market value of the Company's fixed rate debt instruments but would not have an impact on the Company's earnings or cash flows. Fluctuations in interest rates on the Company's variable rate debt instruments, that are tied to either LIBOR or the prime rate, would affect the Company's earnings and cash flows but would not affect the fair market value of the variable rate debt. A portion of the Company's variable rate debt includes interest rate floors, which exceed current market rates. Once these interest rate floors are reached each percentage point change in interest rates, would increase the Company's annual interest expense by approximately $1.9 million based on the Company's outstanding variable debt as of June 30, 2004.

The Company uses interest rate and treasury lock swap agreements for purposes other than trading. Interest rate swap agreements are used to modify variable rate obligations to fixed rate obligations, thereby reducing the Company's exposure to market rate fluctuations. The differential to be paid or received as rates change is accounted for under the accrual method of accounting and the amount payable to or receivable from counterparties is included as an adjustment to accrued interest. The Company had interest rate swap agreements on $25.3 million notional amounts of indebtedness at June 30, 2004. The interest rate swap agreements resulted in the Company recognizing an additional $0.5 million in interest expense during the first six months of fiscal 2004.

In addition, the Company is party to interest rate lock agreements, which are

                       CAPITAL SENIOR LIVING CORPORATION
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

used to hedge the risk that the costs of future issuance of debt may be adversely affected by changes in interest rates. Under the treasury lock swap agreements, the Company agrees to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional principal amount of indebtedness based on the locked rate at the date when the agreement was established and the yield of a United States Government 10-Year Treasury Note on the settlement date of January 3, 2006. The treasury lock swap agreements are reflected at fair value in the Company's balance sheet (other long term liabilities) and the related gains or losses on these agreements are deferred in stockholders' equity (as a component of other comprehensive income). During the first six months of fiscal 2004, the Company recognized other comprehensive income of $0.7 million from the change in fair value of the interest rate and treasury lock swap agreements. Total comprehensive loss (net loss from operations plus other comprehensive loss) for the six months ended June 30, 2004 was $3.0 million.

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

                       CAPITAL SENIOR LIVING CORPORATION


PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

In the fourth quarter of 2002, the Company (and two of its management subsidiaries), Buckner, and a related Buckner entity, and other unrelated entities were named as defendants in a lawsuit in district court in Fort Bend County, Texas brought by the heir of a former resident who obtained nursing home services at Parkway Place from September 1998 to March 2001. The Company managed Parkway Place for Buckner through December 31, 2001. The Company and its subsidiaries denied any wrongdoing. On March 16, 2004, the Court granted the Company's Motion to Dismiss based on the Plaintiff's failure to comply with certain statutory requirements in Texas relating to the filing of preliminary expert report. Specifically, the Plaintiff's preliminary expert report failed to set forth the causal connection between any act of the Company and the resident's death. The Plaintiffs filed a Motion for Reconsideration by the Court, but the Motion was denied on July 19, 2004. The Plaintiffs have thirty days to appeal the Court's decision.

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

            Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

            Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 19, 2004. At the meeting, the stockholders voted to re-elect two directors of the Company, James
A. Moore and Dr. Victor W. Nee, to hold office until the annual meeting to be held in 2007 or until each person's successor is duly elected and qualified ("Proposal 1"). The directors whose terms continue after the annual meeting are Lawrence A. Cohen, Craig F. Hartberg, Keith N. Johanessen, Jill Krueger and James A. Stroud.

The stockholders were asked to consider and act upon a proposal to ratify Ernst & Young, LLP as the independent public accountants for the Company for the year 2004 ("Proposal 2").

The stockholders were asked to consider and approve the amendment to the Capital Senior Living Corporation 1997 Omnibus Stock and Incentive Plan. No other matters were voted on at the annual meeting. A total of 24,084,810 shares were represented at the meeting in person or by proxy.

                       CAPITAL SENIOR LIVING CORPORATION
                                OTHER INFORMATION

The number of shares that were voted for and that were withheld from, each of the director nominees in Proposal 1 was as follows:

     Director Nominee             For                  Withheld
     ----------------         ------------           -------------
     James A. Moore            21,570,736              2,514,074
     Dr. Victor Nee            21,570,736              2,514,074

In Proposal 2, Ernst & Young LLP was ratified as the independent public accountants for the Company for fiscal 2004, with 23,837,453 shares voting for, 240,635 shares voting against and 6,722 shares abstaining.

In Proposal 3, the stockholders approved the amendment to the Capital Senior Living Corporation 1997 Omnibus Stock and Incentive Plan, with 14,123,325 shares voting for, 4,692,297 shares voting against and 86,662 shares abstaining.


Item 5.  OTHER INFORMATION

            Not Applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)   Exhibits:

               10.1 Stock Purchase Agreement dated July 30, 2004, by and between Capital Senior Management 1, Inc. and Covenant Group of Texas, Inc.

               31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d- 14(a).

               31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d- 14(a).

               32.1 Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2 Certification of Ralph A. Beattie pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (B)   Reports on Form 8-K

               Current Report on Form 8-K filed with the Commission on April 14, 2004 reporting the Company's slide show presentation.

               Current Report on Form 8-K filed with the Commission on May 5, 2004 reporting the issuance of a press release to report the Company's earnings for the first quarter of fiscal 2004.

               Current Report on Form 8-K filed with the Commission on May 25, 2004 reporting the Company's slide show presentation.

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

Date:   August 10, 2004

                                                                    EXHIBIT 31.1

                        CAPITAL SENIOR LIVING CORPORATION
                                  June 30, 2004

                                 CERTIFICATIONS

I, Lawrence A. Cohen, Chief Executive Officer of Capital Senior Living Corporation, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Capital Senior Living Corporation ("Registrant");

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                                       /s/ LAWRENCE A. COHEN
                                       ------------------------------
                                       Lawrence A. Cohen
                                       Chief Executive Officer
                                       August 10, 2004

                                                                    EXHIBIT 31.2

                       CAPITAL SENIOR LIVING CORPORATION
                                  June 30, 2004

                                 CERTIFICATIONS

I,  Ralph  A.  Beattie,   Chief  Financial  Officer  of  Capital  Senior  Living
Corporation, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Capital Senior Living Corporation ("Registrant");

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                                          /s/ RALPH A. BEATTIE
                                          ------------------------------
                                          Ralph A. Beattie
                                          Chief Financial Officer
                                          August 10, 2004

                                                                    EXHIBIT 32.1


 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Lawrence A. Cohen, Chief Executive Officer of Capital Senior Living Corporation (the "Company"), do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     o the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     o the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 10, 2004


/s/ Lawrence A. Cohen
Lawrence A. Cohen
Chief Executive Officer
(Principal Executive Officer)

                                                                    EXHIBIT 32.2

 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Ralph A. Beattie, Chief Financial Officer of Capital Senior Living Corporation (the "Company"), do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     o the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     o the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 10, 2004


/s/ Ralph A. Beattie
Ralph A. Beattie
Chief Financial Officer
(Principal Financial Officer)