Form 10-Q
period 2004-09-30
CAPITAL SENIOR LIVING CORP
filed 2004-11-15
CIK 1043000

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2004

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

As of November 9, 2004, the Registrant had 25,744,192 outstanding shares of its Common Stock, $.01 par value.

                        CAPITAL SENIOR LIVING CORPORATION

                                      INDEX


                                                                          Page
                                                                         Number


Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets --
                  September 30, 2004 and December 31, 2003                    3

                  Consolidated Statements of Operations --
                  Three and Nine Months Ended September 30, 2004 and 2003     4

                  Consolidated Statements of Cash Flows --
                  Nine Months Ended September 30, 2004 and 2003               5

                  Notes to Consolidated Financial Statements                  6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        12


         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                21

         Item 4.  Controls and Procedures                                    21

Part II. Other Information

         Item 1.  Legal Proceedings                                          23

         Item 6.  Exhibits                                                   24

Signature

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                  CAPITAL SENIOR LIVING CORPORATION

                                     CONSOLIDATED BALANCE SHEETS
                                           (in thousands)

                                                                                  September 30,  December 31,
                                                                                       2004          2003
                                                                                  ------------   ------------


                                   ASSETS
    Current assets:
      Cash and cash equivalents................................................   $    17,110    $     6,594
      Restricted cash..........................................................         6,200          7,187
      Accounts receivable, net.................................................         2,149          1,295
      Accounts receivable from affiliates......................................           264            604
      Federal and state income taxes receivable................................         3,629            994
      Deferred taxes...........................................................           356            385
      Property tax and insurance deposits......................................         2,461          1,855
      Prepaid expenses and other...............................................         4,904          2,437
                                                                                  -----------    -----------
              Total current assets.............................................        37,073         21,351
    Property and equipment, net................................................       372,949        380,115
    Deferred taxes.............................................................         6,279          6,554
    Notes receivable from affiliates...........................................         5,220          4,981
    Investments in limited partnerships........................................         1,898          1,762
    Assets held for sale.......................................................         2,034          2,391
    Other assets, net..........................................................         7,280          4,179
                                                                                  -----------    -----------
              Total assets.....................................................   $   432,733    $   421,333
                                                                                  ===========    ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Accounts payable.........................................................   $     2,669    $     2,158
      Accrued expenses.........................................................         7,932          6,611
      Current portion of notes payable.........................................        42,907         23,488
      Customer deposits........................................................         1,931          1,929
                                                                                  -----------    -----------
              Total current liabilities........................................        55,439         34,186
    Deferred income............................................................           863            112
    Deferred income from affiliates............................................           120            102
    Other long-term liabilities................................................         7,480          6,736
    Notes payable, net of current portion......................................       217,316        255,549
    Minority interest in consolidated partnership..............................           254            281
    Commitments and contingencies
    Shareholders' equity:
      Preferred stock, $.01 par value:
         Authorized shares -- 15,000; no shares issued or outstanding...........          --              --
      Common stock, $.01 par value:
         Authorized shares -- 65,000
         Issued and outstanding shares -- 25,736 and 19,847 at
          September 30, 2004 and December 31, 2003, respectively...............           257            198
      Additional paid-in capital...............................................       124,914         92,336
      Retained earnings........................................................        26,090         31,833
                                                                                  -----------    -----------
              Total shareholders' equity.......................................       151,261        124,367
                                                                                  -----------    -----------
              Total liabilities and shareholders' equity.......................   $   432,733    $   421,333
                                                                                  ===========    ===========

                                         See accompanying notes.


                                   CAPITAL SENIOR LIVING CORPORATION

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands, except earnings per share)


                                                            Three Months Ended                 Nine Months Ended
                                                               September 30,                      September 30,
                                                     --------------------------------  --------------------------
                                                           2004             2003             2004             2003
                                                     ---------------  ---------------  ---------------  --------------

Revenues:
  Resident and health care revenue.................   $   22,964       $   17,973       $   67,569       $   44,490
  Unaffiliated management services revenue.........          229               --              310              295
  Affiliated management services revenue...........          503              665            1,460            2,467
  Affiliated development fees......................           --               26               --              163
                                                          ------        ---------        ---------        ---------
       Total revenues..............................       23,696           18,664           69,339           47,415
Expenses:
  Operating expenses...............................       14,458           12,034           43,673           27,877
  General and administrative expenses..............        4,156            3,482           11,994            8,749
  Depreciation and amortization....................        3,023            2,541            8,931            5,227
                                                          ------        ---------        ---------        ----------
       Total expenses..............................       21,637           18,057           64,598           41,853
                                                          ------        ---------        ---------        ---------
Income from operations.............................        2,059              607            4,741            5,562
Other income (expense):
  Interest income..................................          147              441              468            3,862
  Interest expense.................................       (4,024)          (3,784)         (11,939)          (8,954)
  Other income.....................................          135            3,181              275            6,745
                                                          ------        ---------        ---------        ---------
(Loss) income before income taxes and minority
  interest in consolidated partnership.............       (1,683)             445           (6,455)           7,215
Benefit (provision) for income taxes...............          325             (171)           1,421           (2,783)
                                                          ------        ---------        ---------        ---------
(Loss) income before minority interest in
  consolidated partnership.........................       (1,358)             274           (5,034)           4,432
Minority interest in consolidated partnership......            2                6               36              116
                                                          ------        ---------        ---------        ---------
Net (loss) income..................................   $   (1,356)      $      280       $   (4,998)      $    4,548
                                                          =======       =========        ==========       =========

Per share data:
  Basic (loss) earnings per share..................   $   (0.05)       $     0.01       $    (0.20)      $     0.23
                                                          ======        =========        ==========       =========
  Diluted (loss) earnings per share................   $   (0.05)       $     0.01       $    (0.20)      $     0.23
                                                          ======        =========        ==========       =========
  Weighted average shares outstanding -- basic.....       25,733           19,806            25,035          19,764
                                                          ======        =========        ==========       =========
  Weighted average shares outstanding -- diluted...       25,733           20,005            25,035          19,922
                                                          ======        =========        ==========       =========


                                               See accompanying notes.




                                      CAPITAL SENIOR LIVING CORPORATION

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (in thousands)


                                                                             Nine Months Ended September 30,
                                                                             ------------------------------
                                                                                  2004              2003
                                                                              ------------        ---------
          Operating Activities
          Net (loss) income................................................   $    (4,998)      $   4,548
          Adjustments to reconcile net (loss) income to net cash provided by operating activities:
            Depreciation...................................................         8,884           5,227
            Amortization of management contract rights.....................            47              --
            Amortization of deferred financing charges.....................           971             786
            Minority interest in consolidated partnership..................           (36)           (116)
            Deferred income from affiliates................................            18            (317)
            Deferred income................................................           751              (7)
            Deferred income taxes..........................................           304             302
            Equity in the earnings of affiliates...........................          (116)           (142)
            Gain on sale of properties.....................................          (159)         (6,603)
            Changes in operating assets and liabilities, net of
              acquisitions:
              Accounts receivable..........................................          (574)           (144)
              Accounts receivable from affiliates..........................           340          (1,173)
              Property tax and insurance deposits..........................          (606)            314
              Prepaid expenses and other...................................        (1,826)         (1,189)
              Other assets.................................................          (663)            404
              Accounts payable and accrued expenses........................         1,523          (1,163)
              Federal and state income taxes receivable....................        (2,490)          1,748
              Customer deposits............................................             2            (124)
                                                                               ----------        --------
          Net cash provided by operating activities........................         1,372           2,351
          Investing Activities
          Capital expenditures.............................................        (1,718)         (1,313)
          Net cash acquired from Triad Entities acquisition................            --             122
          Proceeds from sale of assets.....................................           516           5,110
          Proceeds from sale of assets to BRE/CSL..........................            --           3,089
          Cash paid for CGIM acquisition, net of cash received of $29......        (2,317)             --
          Advances to affiliates...........................................          (327)         (7,662)
          Proceeds from limited partnerships...............................            77             158
                                                                               ----------        --------
          Net cash used in investing activities............................        (3,769)           (496)
          Financing Activities
          Proceeds from notes payable......................................         2,998           4,510
          Repayments of notes payable......................................       (23,563)         (9,218)
          Restricted cash..................................................           987              --
          Proceeds from the exercise of stock options......................           316             122
          Proceeds from common stock offering..............................        32,175              --
          Distributions to minority partners...............................            --            (133)
          Deferred loan charges paid.......................................            --            (163)
                                                                               ----------        ---------
          Net cash provided by (used in) financing activities..............        12,913          (4,882)
                                                                               ----------        ---------
          Increase (decrease) in cash and cash equivalents.................        10,516          (3,027)
          Cash and cash equivalents at beginning of period.................         6,594          11,768
                                                                               ----------        --------
          Cash and cash equivalents at end of period.......................   $    17,110       $   8,741
                                                                               ==========        ========
          Supplemental Disclosures
          Cash paid during the period for:
            Interest.......................................................   $    11,098       $   8,230
                                                                               ==========        ========
            Income taxes...................................................   $       862       $   1,073
                                                                               ==========        ========

                                         See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

1.       BASIS OF PRESENTATION

Capital Senior Living Corporation, a Delaware corporation (the "Company"), was incorporated on October 25, 1996. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated balance sheet, as of December 31, 2003, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2003, and the accompanying unaudited consolidated financial statements, as of September 30, 2004 and 2003, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2004, results of operations for the three and nine months ended September 30, 2004 and 2003, respectively, and cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results for the year ending December 31, 2004.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net (Loss) Income Per Share

Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share considers the dilutive effect of outstanding options calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted (loss) earnings per share (in thousands, except for per share amounts):

                                                      Three Months Ended               Nine Months Ended
                                                         September 30,                    September 30,
                                                  ---------------------------      ------------------------
                                                     2004            2003             2004           2003
                                                  ---------       ---------        ---------       --------

Net (loss) income........................         $  (1,356)      $     280        $  (4,998)      $   4,548

Weighted average shares outstanding - basic          25,733          19,806           25,035          19,764
Effect of dilutive securities:
   Employee stock options................                --             199               --             158
                                                   --------        --------         --------         -------
Weighted   average   shares   outstanding  -
   diluted...............................            25,733          20,005           25,035          19,922
                                                   ========        ========         ========         ========
Basic (loss) earnings per share..........         $  (0.05)      $    0.01        $   (0.20)        $   0.23
                                                   ========        ========         ========         ========
Diluted (loss) earnings per share........         $  (0.05)      $    0.01        $   (0.20)        $   0.23
                                                   ========        ========         ========         ========

Options were not included in the computation of diluted loss per share because the Company had net losses during the third quarter and first nine months of fiscal 2004, and therefore, the effect would not be dilutive. For the third quarter and first nine months of fiscal 2003, options to purchase 0.2 million shares of common stock at prices ranging from $4.14 to $10.50 per share were not included in the computation of diluted earnings per share because the average daily price of the common stock during the third quarter and first nine months of fiscal 2003 did not exceed the exercise price of the options, and therefore, the effect would not be dilutive.

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


On January 28, 2004, the Company granted options to certain employees to purchase 10,000 shares of the Company's common stock at an exercise price of $6.63. On May 19, 2004, the Company granted options to certain directors to purchase 12,000 shares of the Company's common stock at an exercise price of $4.85. On July 30, 2004, the Company granted options to certain employees to purchase 22,000 shares of the Company's common stock at an exercise price of $4.50. In addition, during the first nine months of 2004, the Company issued 139,127 shares of common stock pursuant to the exercise of stock options by certain employees of the Company.

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

                                                                        Three Months Ended               Nine Months Ended
                                                                           September 30,                    September 30,
                                                                    ---------------------------      -------------------------
                                                                       2004             2003            2004            2003
                                                                    ----------       ----------      ----------      --------

Net (loss) income
  As reported....................................................   $  (1,356)       $     280       $  (4,998)      $   4,548
  Less:  fair value  stock  compensation  expense, net of tax....        (172)             (24)           (524)           (274)
                                                                     ---------         ---------      ---------       ---------
  Pro forma......................................................      (1,528)             256          (5,522)          4,274
                                                                     =========         =========      =========       =========

Net (loss) income per share - basic
  As reported....................................................   $   (0.05)       $    0.01       $   (0.20)      $    0.23
  Less:  fair value  stock  compensation  expense, net of tax....   $   (0.01)       $   (0.00)      $   (0.02)      $   (0.01)
                                                                     ---------         --------       ---------       ---------
  Pro forma......................................................   $   (0.06)       $    0.01       $   (0.22)      $    0.22
                                                                     =========         ========       =========       =========

Net (loss) income per share - diluted
  As reported....................................................   $   (0.05)       $    0.01       $   (0.20)      $    0.23
  Less:  fair value  stock  compensation  expense, net of tax....   $   (0.01)       $   (0.00)      $   (0.02)      $   (0.01)
                                                                     ---------        ---------       ---------       ---------
  Pro forma......................................................   $   (0.06)       $    0.01       $   (0.22)      $    0.22
                                                                     =========        =========       =========       =========

     The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosures" ("SFAS 148") in December 2002. SFAS 148 amended the disclosure provisions and transition alternatives of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") and was effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure provisions of SFAS 148 effective December 31, 2002. On March 31, 2004, the FASB issued its Exposure Draft, "Share-Based Payments," which is a proposed amendment to SFAS 123. This proposed amendment would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. On October 13, 2004, the FASB concluded that the amendment would be effective for public companies for interim or annual periods beginning after June 15, 2005.

Swap Agreements

The Company uses interest rate and treasury lock swap agreements for purposes other than trading. Interest rate swap agreements are used to modify variable

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


rate obligations to fixed rate obligations, thereby reducing the Company's exposure to market rate fluctuations. The differential to be paid or received as rates change is accounted for under the accrual method of accounting and the amount payable to or receivable from counterparties is included as an adjustment to accrued interest. The Company had interest rate swap agreements on $25.2 million notional amounts of indebtedness at September 30, 2004. The interest rate swap agreements resulted in the Company recognizing an additional $0.2 million and $0.7 million in interest expense during the third quarter and first nine months of fiscal 2004, respectively.

In addition, the Company is party to interest rate lock agreements, which are used to hedge the risk that the costs of future issuance of debt may be adversely affected by changes in interest rates. Under the treasury lock swap agreements, the Company agrees to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional principal amount of indebtedness based on the locked rate at the date when the agreement was established and the yield of a United States Government 10-Year Treasury Note on the settlement date of January 3, 2006. The treasury lock swap agreements are reflected at fair value in the Company's balance sheet (other long term liabilities) and the related gains or losses on these agreements are deferred in stockholders' equity (as a component of other comprehensive income). During the first nine months of fiscal 2004, the Company recognized other comprehensive loss of $0.7 million from the change in fair value of the interest rate and treasury lock swap agreements. Total comprehensive loss (net loss from operations plus other comprehensive loss) for the nine months ended September 30, 2004 was $5.7 million.

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

The Company manages the six communities owned by BRE/CSL under long-term management contracts. The Company accounts for the BRE/CSL investment under the equity method of accounting and for the nine months ended September 30, 2004 the Company recognized equity in the earnings of BRE/CSL of $0.2 million. As of September 30, 2004, the Company has deferred $0.1 million of management services revenue as a result of its 10% interest in the BRE/CSL joint venture.

Spring Meadows: The Company is party to four joint ventures which collectively own four senior living communities (the "Spring Meadows Communities"). The Company's interests in the joint ventures that own the Spring Meadows
Communities include interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. The Company accounts for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements and for the nine months ended September 30, 2004 the Company recognized equity in the losses of the Spring Meadows Communities of $0.1 million. The Company has managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001. In addition, the Company receives an asset management fee relating

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


to each of the four communities. The Company has the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest. No amounts were funded by the Company under this obligation as of September 30, 2004.

Triad I: In 2003, the FASB issued FASB Interpretation No. 46, revised December 2003, ("FIN 46") "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51, effective immediately for variable interest entities created after January 31, 2003 and effective as of December 31, 2003 for variable interest entities that existed prior to February 1, 2003. The Company adopted the provisions of this interpretation at December 31, 2003, which resulted in the Company consolidating the financial position of Triad Senior Living I, L.P. ("Triad I") at December 31, 2003 and resulted in the Company consolidating the operations of Triad I beginning January 1, 2004. Prior to adopting FIN 46 the Company accounted for Triad I under the equity method of accounting.

The Company has the option, but not the obligation, to purchase the Triad I communities for an amount specified in the partnership agreement. Furthermore, Lehman Brothers, extended its agreement to December 1, 2004 to withdraw as a partner in the Triad I partnership to the extent it has received distributions in an amount equal to its capital contributions of $12.4 million. If Lehman Brothers has not withdrawn as a partner by December 1, 2004, Lehman Brothers may be entitled to certain rights under the Triad I partnership agreement.

The following unaudited pro forma financial information for the nine months ended September 30, 2003 combines the results of the Company and Triad I as if the provisions of FIN 46 had been applied at the beginning of fiscal 2003. The pro forma financial information is presented for informational purposes only and does not reflect the results of operations of the Company, that may have actually resulted if Triad I had been consolidated as of the dates indicated, or future results of operations of the Company (in thousands).

                                                              September 30,
                                                                  2003
                                                              ------------
              Net revenue                                     $   57,894
              Net income                                      $    2,008
              Net income per share - basic                    $     0.10
              Net income per share - diluted                  $     0.10

4.       ACQUISITIONS AND DISPOSITIONS

Effective August 18, 2004, the Company acquired from the Covenant Group of Texas, Inc. ("CGT") all of the outstanding stock of CGT's wholly owned subsidiary, CGI Management, Inc. ("CGIM"). The Company paid approximately $2.3 million in cash and issued a note for approximately $1.4 million, subject to various adjustments set forth in the purchase agreement, to acquire all of the outstanding stock of CGIM. The note is due in three installments of approximately $0.3 million, $0.4 million and $0.7 million due on the first, third and fifth anniversaries of the closing, respectively, subject to reduction if the management fees earned from the third party owned communities with various terms are terminated and not replaced by substitute agreements during the period, and certain other adjustments. This acquisition resulted in the Company assuming the management contracts on 14 senior living communities with a combined resident capacity of approximately 1,800 residents. The resident mix for the communities related to the CGIM management contracts is 78% independent living and 22% assisted living. In addition, the Company has the right to acquire seven of the properties owned by CGT (which are part of the 14 communities managed by CGIM) based on sales prices specified in the stock purchase agreement. The Company has not completed its analysis of this purchase and the purchase accounting information disclosed should be considered preliminary.

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


The purchase price was allocated as follows (in thousands):

              Tangible assets acquired                     $      954
              Tangible liabilities assumed                       (954)
              Intangible contract rights                        3,456
                                                           ----------
              Total purchase price                         $    3,456
                                                           ==========

The intangible contract rights are being amortized to expense over the expected life of the management contracts acquired from CGIM.

In September 2003, the Company sold its Atrium of Carmichael ("Carmichael") community to a subsidiary of Senior Housing Partners II, LP ("SHP"), a fund managed by Prudential Real Estate Investors ("Prudential"), for $11.7 million before closing costs of $0.6 million. Carmichael is an independent living community located in Sacramento, California with a resident capacity of 156. As a result of the sale, the Company retired $7.4 million in debt, received $3.6 million in cash and recognized a gain of $3.1 million. The Company manages the Carmichael community for SHP under a long-term management contract.

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

The purchase price was allocated as follows (in thousands):

              Net cash acquired                           $      122
              Fair value of tangible assets acquired          11,720
              Property and equipment                         182,601
                                                          ----------
              Total purchase price                        $  194,443
                                                          ==========

The following unaudited pro forma financial information for the nine months ended September 30, 2003 combines the results of the Company and the Triad Entities as if the transaction had taken place at the beginning of fiscal 2003. The pro forma financial information is presented for informational purposes only and does not reflect the results of operations of the Company that may have actually resulted if the purchase occurred as of the dates indicated or future results of operations of the Company (in thousands).

                                                              September 30,
                                                                 2003
                                                              -----------
              Net sales                                       $   56,637
              Net income                                             336
              Net income per share - basic                    $     0.02
              Net income per share - diluted                  $     0.02

5.       DEBT

During the third quarter of 2004, the Company extended the maturity on $29.7 million of loans with GMAC from September 2005 to December 2005. The Company is currently working with GMAC to refinance these loans and the Company expects

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

these loans to be refinanced during the fourth quarter of fiscal 2004. In addition, the Company classified $34.8 million of debt maturing in September 2005 with Freddie Mac as a current liability as of September 30, 2004. The classification of this debt as current resulted in the Company violating a certain loan covenant with two of its lenders. The Company has received a loan modification eliminating the violation from one of its lenders and a waiver for the third quarter of 2004 from its other lender. The Company is in the process of evaluating various alternatives to permit it to meet its current obligations, including entering into refinancing arrangements, amending current debt agreements and other possible actions. The Company believes it has the ability to meet its obligations for at least one year.

6.       EQUITY

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

7.       CONTINGENCIES

In the fourth quarter of 2002, the Company (and two of its management subsidiaries), Buckner Retirement Services, Inc. ("Buckner"), and a related Buckner entity, and other unrelated entities were named as defendants in a lawsuit in district court in Fort Bend County, Texas brought by the heir of a former resident who obtained nursing home services at Parkway Place from September 1998 to March 2001. The Company managed Parkway Place for Buckner through December 31, 2001. The Company and its subsidiaries denied any wrongdoing. On March 16, 2004, the Court granted the Company's Motion to Dismiss.

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

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis addresses (i) the Company's results of operations for the three and nine months ended September 30, 2004 and 2003, respectively, and (ii) liquidity and capital resources of the Company and should be read in conjunction with the Company's consolidated financial statements contained elsewhere in this report.

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

As of September 30, 2004, the Company operated 56 senior living communities in 20 states with an aggregate capacity of approximately 8,700 residents, including 41 senior living communities which the Company owned or in which the Company had an ownership interest, 15 communities it managed for third parties including one community in pre-lease. As of September 30, 2004, the Company also operated one home care agency.

The Company generates revenue from a variety of sources. For the three months ended September 30, 2004, the Company's revenue was derived as follows: 96.9% from the operation of 31 owned and/or consolidated senior living communities that are operated by the Company, 2.1% from management fees arising from management services provided for 10 affiliate owned senior living communities and 1.0% from management fees arising from management services provided for 15 unaffiliated senior living communities.

For the nine months ended September 30, 2004, the Company's revenue was derived as follows: 97.5% from the operation of 31 owned and/or consolidated senior living communities that are operated by the Company, and 2.1% from management fees arising from management services provided for 10 affiliate owned senior living communities and 0.4% from management fees arising from management services provided for 15 unaffiliated senior living communities.

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

Effective August 18, 2004, the Company acquired from CGT all of the outstanding stock of CGT's wholly owned subsidiary, CGIM. The Company paid approximately $2.3 million in cash and issued a note for approximately $1.4 million, subject to various adjustments set forth in the purchase agreement, to acquire all of the outstanding stock of CGIM. The note is due in three installments of approximately $0.3 million, $0.4 million and $0.7 million due on the first,

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


third and fifth anniversaries of the closing, respectively, subject to reduction if the management fees earned from the third party owned communities with various terms are terminated and not replaced by substitute agreements during the period, and certain other adjustments. This acquisition resulted in the Company assuming the management contracts on 14 senior living communities with a combined resident capacity of approximately 1,800 residents. The resident mix for the communities related to the CGIM management contracts is 78% independent living and 22% assisted living. In addition, the Company has the right to acquire seven of the properties owned by CGT (which are part of the 14 communities managed by CGIM) based on sales prices specified in the stock purchase agreement.

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

In September 2003, the Company sold its Carmichael community to a subsidiary of SHP, a fund managed by Prudential, for $11.7 million before closing costs of $0.6 million. Carmichael is an independent living community located in Sacramento, California with a resident capacity of 156. As a result of the sale, the Company retired $7.4 million in debt, received $3.6 million in cash and recognized a gain of $3.1 million. The Company manages the Carmichael community for SHP under a long-term management contract.

In 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities", an interpretation of ARB No. 51, effective immediately for variable interest entities created after January 31, 2003 and effective as of December 31, 2003 for variable interest entities that existed prior to February 1, 2003. The Company adopted the provisions of this interpretation, as of December 31, 2003, which resulted in the Company consolidating Triad I's financial position as of December 31, 2003 and resulted in the Company consolidating Triad I's results of operations beginning January 1, 2004. The Company operates the five senior living communities and two expansion communities in Triad I under a series of long-term management agreements and accounted for Triad I under the equity method of accounting prior to adopting the provisions of FIN 46.

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

The Company is party to four joint ventures which collectively own the Spring Meadows Communities. The Company's interests in the joint ventures that own the Spring Meadows Communities include interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. The Company accounts for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company has managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001. In addition, the Company receives an asset management fee relating to each of the four communities. The Company has the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest. No amounts were funded by the Company under this obligation as of September 30, 2004.

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

                                                    Three Months Ended                       Nine Months Ended
                                                       September 30,                           September 30,
                                          -------------------------------------   --------------------------------------
                                                 2004                2003                2004                   2003
                                          ------------------  ------------------  ------------------   -----------------
                                             $          %        $         %          $         %          $        %
                                          --------- --------  --------- --------  --------- --------   -------- --------
Revenues:
   Resident and healthcare revenue        $ 22,964    96.9    $ 17,973    96.3    $ 67,569     97.5    $ 44,490    93.8
   Unaffiliated management service
      revenue...........................       229     1.0          --      --         310      0.4         295     0.6
   Affiliated management service
      revenue...........................       503     2.1         665     3.6       1,460      2.1       2,467     5.2
   Affiliated development fees..........        --      --          26     0.1          --       --         163     0.4
                                          --------- --------  --------- --------  --------- --------   -------- --------
     Total revenue......................    23,696   100.0      18,664   100.0      69,339    100.0      47,415   100.0

Expenses:
   Operating expenses...................    14,458    61.0      12,034    64.5      43,673     63.0      27,877    58.8
   General and administrative expenses..     4,156    17.5       3,482    18.7      11,994     17.3       8,749    18.5
   Depreciation and amortization........     3,023    12.8       2,541    13.6       8,931     12.9       5,227    11.0
                                          --------- --------  --------- --------  --------- --------   -------- --------
     Total expenses.....................    21,637    91.3      18,057    96.7      64,598     93.2      41,853    88.3
                                          --------- --------  --------- --------  --------- --------   -------- --------
Income from operations .................     2,059     8.7         607     3.3       4,741      6.8       5,562    11.7

Other income (expense):
   Interest income......................       147     0.6         441     2.4         468      0.7       3,862     8.1
   Interest expense.....................    (4,024)  (17.0)     (3,784)  (20.3)    (11,939)   (17.2)     (8,954)  (18.9)
   Other income.........................       135     0.6       3,181    17.1         275      0.4       6,745    14.2
                                          --------- --------  --------- --------  --------- --------   -------- --------
(Loss) income before income taxes
   and minority interest in
   consolidated partnership.............    (1,683)   (7.1)        445     2.4      (6,455)    (9.3)      7,215    15.2
Benefit (provision) for income taxes....       325     1.4        (171)   (0.9)      1,421      2.0      (2,783)   (5.9)
                                          --------- --------  --------- --------  --------- --------   -------- --------
(Loss) income before minority interest
   in consolidated partnership..........    (1,358)   (5.7)        274     1.5      (5,034)    (7.3)      4,432     9.3
Minority interest in consolidated
   partnership..........................         2      --           6     0.0          36      0.1         116     0.3
                                          --------- --------  --------- --------  --------- --------   -------- --------
Net (loss) income..............           $ (1,356)   (5.7)   $    280     1.5    $ (4,998)    (7.2)   $  4,548     9.6
                                          ========= ========  ========= ========  ========= ========   ======== ========


Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Revenues. Total revenues were $23.7 million in the three months ended September 30, 2004 compared to $18.7 million for the three months ended September 30, 2003, representing an increase of approximately $5.0 million or 27.0%. This increase in revenue is primarily the result of a $5.0 million increase in resident and healthcare revenue, a $0.2 million increase in unaffiliated

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

management services revenue offset by a $0.2 million decrease in affiliated management services revenue. The increase in resident and healthcare revenue reflects an increase of $3.7 million from the consolidation of Triad I (five communities and two expansions) under the provisions of FIN 46, and an increase at the Company's other communities of $2.1 million offset by a decrease in resident and healthcare revenue of $0.8 million relating to a community that was sold at the end of the third quarter of fiscal 2003. Unaffiliated management services revenue in 2004 was derived from the management of 15 third party communities, 14 of which were assumed during the third quarter of 2004 as a result of the Company's acquisition of CGIM. Affiliated management services revenue decreased $0.2 million or 24.4% primarily as a result of the Company's consolidation of Triad I.

Expenses. Total expenses were $21.6 million in the third quarter of fiscal 2004 compared to $18.1 million in the third quarter of fiscal 2003, representing an increase of $3.6 million or 19.8%. This increase is primarily the result of a $2.4 million increase in operating expenses, a $0.7 million increase in general and administrative expenses and a $0.5 million increase in depreciation and amortization expense. Operating expenses increased $2.6 million as a result of the Company's consolidation of Triad I and increased $0.1 million at the Company's other communities, offset by a decrease of $0.3 million relating to a community that was sold during fiscal 2003. General and administrative expenses increased $0.6 million as a result of the consolidation of Triad I and increased $0.2 million as a result of increases at the Company's other communities and increases in corporate overhead offset by a decrease of $0.1 million related to a community that was sold in fiscal 2003. Depreciation and amortization expense increased $0.5 million primarily as a result of the consolidation of Triad I.

Other income and expense. Interest income decreased $0.3 million or 66.7% to $0.1 million in the third quarter of 2004 due to the Company's consolidation of Triad I. The Company earned $0.3 million in interest income on loans to Triad I during the third quarter of fiscal 2003. Interest expense increased $0.2 million to $4.0 million in the third quarter of 2004 compared to $3.8 million in the third quarter of 2003. This 6.3% increase in interest expense is primarily the result of higher debt outstanding in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003 due to $47.6 million of debt consolidated related to Triad I offset by $7.4 million of debt repaid related to a community sold during 2003 and $23.6 million of debt retired during the first nine months of fiscal 2004. Other income decreased $3.1 million to $0.1 million in the third quarter of fiscal 2004 compared to $3.2 million in the third quarter of fiscal 2003. This decrease in other income primarily results from a decrease in gain on sale of assets of $2.9 million and a decrease in equity in the earnings of affiliates of $0.1 million. Gain on sale of assets in the third quarter of fiscal 2004 reflects the sale of the raw land for net proceeds of $0.6 million, which resulted in the recognition of a $0.2 million gain on sale. Gain on sale of assets in the third quarter of fiscal 2003 reflects the sale of the Carmichael community to SHP and the sale of Crenshaw Creek community for net proceeds of $4.7 million, which resulted in the recognition of a $3.1 million gain on sale. Equity in the earnings of affiliates represents the Company's share of the earnings and losses on its investments in BRE/CSL and the Spring Meadows Communities.

Provision/benefit for income taxes. Benefit for income taxes in the third quarter of fiscal 2004 was $0.3 million or 19.3% of loss before taxes, compared to a provision for income taxes of $0.2 million or 37.9% of income before taxes in the third quarter of fiscal 2003. The effective tax rates for the third quarter of 2004 and 2003 differ from the statutory tax rates because of state income taxes and permanent tax differences. The permanent tax differences in the third quarter of fiscal 2004 include $0.8 million in net losses incurred by Triad I, which has been consolidated under the provisions of FIN 46.

Minority interest. Minority interest represents the minority holder's share of the losses incurred by Healthcare Properties, L.P. ("HCP").

Net income. As a result of the foregoing factors, net income decreased $1.7 million to a net loss of $1.4 million for the three months ended September 30, 2004, as compared to a net income of $0.3 million for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Revenues. Total revenues for the nine months ended September 30, 2004 were $69.3 million compared to $47.4 million for the nine months ended September 30, 2003,

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

representing an increase of approximately $21.9 million or 46.2%. This increase in revenue is primarily the result of a $23.1 million increase in resident and healthcare revenue offset by a decrease in affiliated management fees of $1.0 million and a decrease in affiliated development fee revenue of $0.2 million. The increase in resident and healthcare revenue reflects an increase of $13.7 million from the acquisition of the Triad Entities (12 communities), an increase of $11.1 million from the consolidation of Triad I (five communities and two expansions) under the provisions of FIN 46, and an increase at the Company's other communities of $2.3 million offset by a decrease in resident and healthcare revenue of $4.0 million relating to two communities that were sold at the end of the second and third quarters of fiscal 2003. Unaffiliated management services revenue in 2004 was derived from the management of 15 third party communities, 14 of which were assumed during the third quarter of 2004 as a result of the Company's acquisition of CGIM. Unaffiliated management services revenue in fiscal 2003 resulted from the settlement of a management contract with Buckner. Affiliated management services revenue decreased $1.0 million primarily as a result of the Company's acquisition of the Triad Entities and the consolidation of Triad I.

Expenses. Total expenses in the first nine months of fiscal 2004 were $64.6 million compared to $41.9 million in the first nine months of fiscal 2003, representing an increase of $22.7 million or 54.3%. This increase is primarily the result of a $15.8 million increase in operating expenses, a $3.2 million increase in general and administrative expenses and a $3.7 million increase in depreciation and amortization expense. Operating expenses increased $8.9 million as a result of the Company's acquisition of the Triad Entities, $8.0 million due to the consolidation of Triad I and $0.9 million at the Company's other communities offset by a decrease of $2.0 million relating to the two communities that were sold during fiscal 2003. General and administrative expenses increased $2.2 million as a result of the Company's acquisition of the Triad Entities, $1.6 million due to the consolidation of Triad I offset by a decrease of $0.3 million relating to the two communities that were sold during fiscal 2003 and $0.3 million relating to the Company's other communities and corporate overhead. Depreciation and amortization expense increased $2.5 million as a result of the Company's acquisition of the Triad Entities, $1.4 million due to the consolidation of Triad I and $0.1 million at the Company's other communities offset by a decrease of $0.3 million relating to the two communities that were sold during 2003.

Other income and expense. Interest income decreased $3.4 million or 87.9% to $0.5 million in the first nine months of fiscal 2004 primarily due to the Company's acquisition of the Triad Entities and the consolidation of Triad I. The Company earned $3.2 million in interest income on loans to the Triad Entities and Triad I during the first nine months of fiscal 2003. Interest expense increased $3.0 million to $11.9 million in the first nine months of 2004 compared to $8.9 million in the first nine months of 2003. This 33.3% increase in interest expense is primarily the result of higher debt outstanding in the first nine months of fiscal 2004 compared to the same period of fiscal 2003 due to the assumption of $109.6 million of debt related to the acquisition of the Triad Entities and due to $47.6 million of debt consolidated related to Triad I offset by $14.9 million of debt repaid related to the two communities sold during 2003 and $23.6 million of debt retired during the first nine months of fiscal 2004. Other income decreased $6.4 million to $0.3 million in the first nine months of fiscal 2004 compared to $6.7 million in the first nine months of fiscal 2003. This decrease in other income primarily results from a decrease in gain on sale of assets of $6.4 million. Gain on sale of assets in the first nine months of fiscal 2004 reflects the sale of the raw land for net proceeds of $0.6 million, which resulted in the recognition of a $0.2 million gain on sale. Gain on sale of assets in fiscal 2003 reflects the sale/contribution of the Cottonwood community to BRE/CSL, sale of the Company's Carmichael community to SHP, the sale of the Company's Crenshaw Creek community and the sale of one parcel of land for net proceeds of $8.2 million, which resulted in the recognition of a $6.6 million gain on sale. Equity in the earnings of affiliates represents the Company's share of the earnings and losses on its investments in BRE/CSL and the Spring Meadows Communities.

Provision/benefit for income taxes. Benefit for income taxes in the first nine months of fiscal 2004 was $1.4 million or 22.1% of loss before taxes, compared to a provision for income taxes of $2.8 million or 38.0% of income before taxes in the first nine months of fiscal 2003. The effective tax rates for the first nine months of 2004 and 2003 differ from the statutory tax rates because of state income taxes and permanent tax differences. The permanent tax differences in the first nine months of fiscal 2004 include $2.5 million in net losses incurred by Triad I, which has been consolidated under the provisions of FIN 46.

Minority interest. Minority interest represents the minority holder's share of the losses incurred by HCP.

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Net income. As a result of the foregoing factors, net income decreased $9.5 million to a net loss of $5.0 million for the nine months ended September 30, 2004, as compared to a net income of $4.5 million for the nine months ended September 30, 2003.

Liquidity and Capital Resources

In addition to approximately $17.1 million of cash balances on hand as of September 30, 2004, the Company's principal source of liquidity is expected to be cash flows from operations, proceeds from the sale of assets, cash flows from BRE/CSL and/or additional financing. Of the $17.1 million in cash balances, $0.6 million relates to cash held by HCP. The Company expects its available cash, cash flow from operations, proceeds from the sale of assets, and cash flows from BRE/CSL to be sufficient to fund its short-term working capital requirements, subject to the Company's ability to refinance and/or amend certain debt. The
Company's long-term capital requirements, primarily for acquisitions, the payment of operating deficit guarantees, and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company's short and long-term capital requirements.

During the third quarter of 2004, the Company extended the maturity on $29.7 million of loans with GMAC from September 2005 to December 2005. The Company is currently working with GMAC to refinance these loans and the Company expects these loans to be refinanced during the fourth quarter of fiscal 2004. In addition, the Company classified $34.8 million of debt maturing in September 2005 with Freddie Mac as a current liability as of September 30, 2004. The classification of this debt as current resulted in the Company violating a certain loan covenant with two of its lenders. The Company has received a loan modification eliminating the violation from one of its lenders and a waiver for the third quarter of 2004 from its other lender. The Company is in the process of evaluating various alternatives to permit it to meet its current obligations, including entering into refinancing arrangements, amending current debt agreements and other possible actions. The Company believes it has the ability to meet its obligations for at least one year.

The Company had net cash provided by operating activities of $1.4 million and $2.4 million in the first nine months of fiscal 2004 and 2003, respectively. In the first nine months of fiscal 2004, net cash provided by operating activities was primarily derived from net noncash charges of $10.7 million, and an increase in accounts payable and accrued expenses of $1.5 million offset by a net loss of $5.0 million, an increase in accounts receivable of $0.2 million, an increase in property tax and insurance deposits of $0.6 million, an increase in prepaid expenses of $1.8 million, an increase in other assets of $0.7 million, and an increase in federal and state income tax receivable of $2.5 million. In the first nine months of fiscal 2003, net cash provided by operating activities was primarily derived from net income of $4.5 million, a decrease in property tax and insurance deposits of $0.3 million, a decrease in other assets of $0.4 million and a decrease in federal and state income taxes receivable of $1.7 million, offset by net noncash benefits of $0.8 million, an increase in accounts receivable of $1.3 million, an increase in prepaid and other assets of $1.2 million, and a decrease in accounts payable and accrued expenses of $1.2 million.

The Company had net cash used in investing activities of $3.8 million and $0.5 million in the first nine months of fiscal 2004 and 2003, respectively. In the nine months of fiscal 2004, the net cash used in investing activities was primarily the result of cash paid of $2.3 million for the acquisition of CGIM, advances of $0.3 million to affiliates, and capital expenditures of $1.7 million offset by net proceeds of $0.5 million from the sale of a parcel of land and proceeds from limited partnerships of $0.1 million. In the first nine months of fiscal 2003, net cash used in investing activities was primarily the result of advances to affiliates of $7.7 million, and capital expenditures of $1.3 million offset by net proceeds of $5.1 million from the sale of two communities and one parcel of land, net proceeds of $3.1 million from the contribution of Cottonwood to BRE/CSL, $0.2 million relating to distributions from BRE/CSL and $0.1 million in net cash acquired from the acquisition of the Triad Entities. Advances to affiliates include loans made to Triad I and the Triad Entities along with interest earned on loans to Triad I, the Triad Entities and the Spring Meadows Communities.

The Company had net cash provided by financing activities of $12.9 million in the first nine months of fiscal 2004 compared to net cash used in financing

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

activities of $4.9 million in the first nine months of fiscal 2003. For the first nine months of fiscal 2004 the net cash provided by financing activities primarily results from the Company's sale of 5,750,000 shares of common stock for net proceeds of $32.2 million, proceeds from the exercise of stock options of $0.3 million and proceeds from the release of restricted cash of $1.0 million, offset by net repayments of notes payable of $20.6 million. For the first nine months of fiscal 2003, net cash used in financing activities primarily results from net repayments of notes payable of $4.7 million, distributions to minority partners of $0.1 million and deferred loan charges paid of $0.2 million offset by proceeds from the exercise of common stock of $0.1 million.

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

Effective August 18, 2004, the Company acquired from CGT all of the outstanding stock of CGT's wholly owned subsidiary, CGIM. Capital paid approximately $2.3 million in cash and issued a note for approximately $1.4 million, subject to various adjustments set forth in the purchase agreement, to acquire all of the outstanding stock of CGIM. The note is due in three installments of approximately $0.3 million, $0.4 million and $0.7 million due on the first, third and fifth anniversaries of the closing, respectively, subject to reduction if the management fees earned from the third party owned communities with various terms are terminated and not replaced by substitute agreements during the period, and certain other adjustments. This acquisition resulted in the Company assuming the management contracts on 14 senior living communities with a combined resident capacity of approximately 1,800 residents. The resident mix for the communities related to the CGIM management contracts is 78% independent living and 22% assisted living. In addition, the Company has the right to acquire seven of the properties owned by CGT (which are part of the 14 communities managed by CGIM) based on sales prices specified in the stock purchase agreement. The Company has not completed its analysis of this purchase and the purchase accounting information disclosed should be considered preliminary.

The purchase price was allocated as follows (in thousands):

              Tangible assets acquired                     $      954
              Tangible liabilities assumed                       (954)
              Intangible contract rights                        3,456
                                                           ----------
              Total purchase price                         $    3,456
                                                           ==========

The intangible contract rights are being amortized to expense over the expected life of the management contracts acquired from CGIM.

In September 2003, the Company sold its Carmichael community to a subsidiary of SHP, a fund managed by Prudential , for $11.7 million before closing costs of $0.6 million. Carmichael is an independent living community located in

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Sacramento, California with a resident capacity of 156. As a result of the sale the Company retired $7.4 million in debt and received $3.6 million in cash and recognized a gain of $3.1 million. The Company manages the Carmichael community for SHP under a long-term management contract.

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

The Company manages the six communities owned by BRE/CSL under long-term management contracts. The Company accounts for the BRE/CSL investment under the equity method of accounting and for the nine months ended September 30, 2004 the Company recognized equity in the earnings of BRE/CSL of $0.2 million. As of September 30, 2004, the Company has deferred $0.1 million of management services revenue as a result of its 10% interest in the BRE/CSL joint venture.

The Company is party to four joint ventures which collectively own the Spring Meadows Communities. The Company's interests in the joint ventures that own the Spring Meadows Communities include interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. The Company accounts for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements and for the nine months ended September 30, 2004 the Company recognized equity in the losses of the Spring Meadows Communities of $0.1 million. The Company has managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001. In addition, the Company receives an asset management fee relating to each of the four communities. The Company has the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest. No amounts were funded by the Company under this obligation during the first nine months of fiscal 2004.

In 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51, effective immediately for variable interest entities created after January 31, 2003 and effective as of December 31, 2003 for variable interest entities that existed prior to February 1, 2003. The Company adopted the provisions of this interpretation at December 31, 2003, which resulted in the Company consolidating the financial position of Triad I at December 31, 2003 and resulted in the Company consolidating the operations of Triad I beginning with the first quarter of fiscal 2004. Prior to adopting FIN 46 the Company accounted for Triad I under the equity method of accounting.

As of September 30, 2004, the Company was in violation of certain financial covenants relating to two communities in Triad I. Subsequent to September 30, 2004, Triad I received a waiver from its lender relating these two financial covenant violations.

The Company has the option, but not the obligation, to purchase the Triad I communities for an amount specified in the partnership agreement. Furthermore, Lehman Brothers, extended its agreement to December 1, 2004 to withdraw as a partner in the Triad I partnership to the extent it has received distributions in an amount equal to its capital contributions of $12.4 million. If Lehman Brothers has not withdrawn as a partner by December 1, 2004, Lehman Brothers may be entitled to certain rights under the Triad I partnership agreement.

The following unaudited pro forma financial information for the nine months ended September 30, 2003 combines the results of the Company and Triad I as if the provisions of FIN 46 had been applied at the beginning of fiscal 2003. The pro forma financial information is presented for informational purposes only and

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

does not reflect the results of operations of the Company, that may have actually resulted if Triad I had been consolidated as of the dates indicated, or future results of operations of the Company (in thousands).
                                                              September 30,
                                                                 2003
                                                              ------------
              Net revenue                                     $   57,894
              Net income                                      $    2,008
              Net income per share - basic                    $     0.10
              Net income per share - diluted                  $     0.10

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
                                                              ==========

The following unaudited pro forma financial information for the nine months ended September 30, 2003 combines the results of the Company and the Triad Entities as if the transaction had taken place at the beginning of fiscal 2003. The pro forma financial information is presented for informational purposes only and does not reflect the results of operations of the Company, that may have actually resulted if the purchase occurred as of the dates indicated, or future results of operations of the Company (in thousands).
                                                              September 30,
                                                                 2003
                                                              -----------
              Net sales                                       $  56,637
              Net income                                            336
              Net income per share - basic                    $    0.02
              Net income per share - diluted                  $    0.02

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk is exposure to changes in interest rates on debt instruments. As of September 30, 2004 the Company had $260.2 million in outstanding debt comprised of various fixed and variable rate debt instruments of $71.2 million and $189.0 million, respectively.

Changes in interest rates would affect the fair market value of the Company's fixed rate debt instruments but would not have an impact on the Company's earnings or cash flows. Fluctuations in interest rates on the Company's variable rate debt instruments, that are tied to either LIBOR or the prime rate, would affect the Company's earnings and cash flows but would not affect the fair market value of the variable rate debt. A portion of the Company's variable rate debt includes interest rate floors, which exceed current market rates. Once these interest rate floors are reached each percentage point change in interest rates, would increase the Company's annual interest expense by approximately $1.9 million based on the Company's outstanding variable debt as of September 30, 2004.

The Company uses interest rate and treasury lock swap agreements for purposes other than trading. Interest rate swap agreements are used to modify variable rate obligations to fixed rate obligations, thereby reducing the Company's exposure to market rate fluctuations. The differential to be paid or received as rates change is accounted for under the accrual method of accounting and the amount payable to or receivable from counterparties is included as an adjustment to accrued interest. The Company had interest rate swap agreements on $25.2 million notional amounts of indebtedness at September 30, 2004. The interest rate swap agreements resulted in the Company recognizing an additional $0.2 million and $0.7 million in interest expense during the third quarter and first nine months of fiscal 2004, respectively.

In addition, the Company is party to interest rate lock agreements, which are used to hedge the risk that the costs of future issuance of debt may be adversely affected by changes in interest rates. Under the treasury lock swap agreements, the Company agrees to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional principal amount of indebtedness based on the locked rate at the date when the agreement was established and the yield of a United States Government 10-Year Treasury Note on the settlement date of January 3, 2006. The treasury lock swap agreements are reflected at fair value in the Company's balance sheet (other long term liabilities) and the related gains or losses on these agreements are deferred in stockholders' equity (as a component of other comprehensive income). During the first nine months of fiscal 2004, the Company recognized other comprehensive loss of $0.7 million from the change in fair value of the interest rate and treasury lock swap agreements. Total comprehensive loss (net loss from operations plus other comprehensive loss) for the nine months ended September 30, 2004 was $5.7 million.

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

As required by Section 404 of the Sarbanes Oxley Act of 2002, the Company continues to test and evaluate our internal control procedures to determine whether our controls are designed and operating effectively. The requirements of
Section 404 have caused most public  companies  to  substantially  increase  the

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

documentation of internal controls and to implement additional controls. As a result of the Company's testing and evaluation performed to date, the Company has noted that improvements could be made in the Company's internal controls. The Company believes that adequate compensating controls exist in these areas; however, the Company has developed plans and is implementing improvements or additional control procedures. The Company has disclosed these matters to the audit committee of the Company's board of directors and to the Company's independent auditors. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                        CAPITAL SENIOR LIVING CORPORATION
                                OTHER INFORMATION

PART II.      OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

In the fourth quarter of 2002, the Company (and two of its management subsidiaries), Buckner, and a related Buckner entity, and other unrelated entities were named as defendants in a lawsuit in district court in Fort Bend County, Texas brought by the heir of a former resident who obtained nursing home services at Parkway Place from September 1998 to March 2001. The Company managed Parkway Place for Buckner through December 31, 2001. The Company and its subsidiaries denied any wrongdoing. On March 16, 2004, the Court granted the Company's Motion to Dismiss.

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

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                  Not Applicable

Item 3.       DEFAULTS UPON SENIOR SECURITIES

                  Not Applicable

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable

Item 5.       OTHER INFORMATION

                  (a)      Not Applicable
                  (b)      Not Applicable

Item 6.       EXHIBITS

                  Exhibits:

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

Date:    November 10, 2004