Form 10-K
period 2004-12-31
CAPITAL SENIOR LIVING CORP
filed 2005-03-10
CIK 1043000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the 20,296,247 shares of the Registrant’s Common Stock, par value $0.01 per share (“Common Stock”), held by nonaffiliates on December 31, 2004, based upon the closing price of the Registrant’s Common Stock as reported by the New York Stock Exchange on June 30, 2004 was approximately $97,624,948. As of March 9, 2005, the Registrant had 25,754,447 share of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      The Registrant’s definitive proxy statement pertaining to the 2004 Annual Meeting of Stockholders (the “Proxy Statement”) and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A is incorporated herein by reference into Part III.

CAPITAL SENIOR LIVING CORPORATION

PART I

Item 1.	Business
Overview
      Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company and its predecessors have provided senior living services since 1990. As of December 31, 2004, the Company operated 54 senior living communities in 20 states with an aggregate capacity of approximately 8,700 residents, including 39 senior living communities which the Company owned or in which the Company had an ownership interest and 15 communities it managed for third parties, including one community in pre-lease. As of December 31, 2004, the Company also operated one home care agency. During 2004 approximately 95% of total revenues for the senior living communities owned and managed by the Company were derived from private pay sources. As of December 31, 2004, the stabilized communities (defined as communities not in initial lease-up) that the Company operated and in which it owned interests had an average occupancy rate of approximately 90%.
      The Company’s operating strategy is to provide quality senior living communities and services at an affordable price to its residents, while achieving and sustaining a strong, competitive position within its chosen markets, as well as to continue to enhance the performance of its operations. The Company provides senior living services to the elderly, including independent living, assisted living, skilled nursing and home care services. Many of the Company’s communities offer a continuum of care to meet its residents’ needs as they change over time. This continuum of care, which integrates independent living and assisted living and is bridged by home care through independent home care agencies or the Company’s home care agency, sustains residents’ autonomy and independence based on their physical and mental abilities.
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

      According to the American Senior Housing Association Senior Housing Construction Report for 2004, 35% of senior housing properties in the U.S. are assisted living communities, 30% are independent living communities, 25% are senior apartments and 10% are continuing care retirement communities.
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

Demographics
      The primary market for the Company’s senior living services is comprised of persons aged 75 and older. This age group is one of the fastest growing segments of the United States population and is expected to more than double between the years 2000 and 2030. The population of seniors aged 85 and over has increased from approximately 3.1 million in 1990 to over 4.2 million in 2000. This age cohort is expected to grow to approximately 38% to 5.8 million by 2010 and by 112% to approximately 8.9 million by 2030. As the number of persons aged 75 and over continues to grow, the Company believes that there will be corresponding increases in the number of persons who need assistance with ADLs. According to industry analyses, approximately 19% of persons aged 75 to 79, approximately 24% of persons aged 80 to 84 and approximately 45% of persons aged 85 and older need assistance with ADLs.

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

Provide a Broad Range of Quality Personalized Care
      Central to the Company’s operating strategy is its focus on providing quality care and services that are personalized and tailored to meet the individual needs of each community resident. The Company’s residences and services are designed to provide a broad range of care that permits residents to “age in place” as their needs change and as they develop further physical or cognitive frailties. By creating an environment that maximizes resident autonomy and provides individualized service programs, the Company seeks to attract seniors at an earlier stage, before they need the higher level of care provided in a skilled nursing facility. The Company also maintains a comprehensive quality assurance program designed to ensure the satisfaction of its residents and their family members. The Company conducts annual resident satisfaction surveys that allow residents at each community to express whether they are “very satisfied,” “satisfied” or “dissatisfied” with all major areas of a community, including, housekeeping, maintenance, activities and transportation, food service, security and management. In 2004 and 2003, the Company achieved 95% and 96%, respectively, overall approval rating from the residents’ satisfaction survey.

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

Emphasize Employee Training and Retention
      The Company devotes special attention to the hiring, screening, training, supervising and retention of its employees and caregivers to ensure that quality standards are achieved. In addition to normal on-site training, the Company conducts national management meetings and encourages sharing of expertise among managers. The Company’s commitment to the total quality management concept is emphasized throughout its training program. This commitment to the total quality management concept means identification of the “best practices” in the senior living market and communication of those “best practices” to the Company’s executive directors and their staff. The identification of best practices is realized by a number of means, including: emphasis on regional and executive directors keeping up with professional trade journals; interaction with other professionals and consultants in the senior living industry through seminars, conferences and consultations; visits to other properties; leadership and participation at national and local trade organization events; and information derived from marketing studies and resident satisfaction surveys. This information is continually processed by regional managers and the executive directors and communicated to the Company’s employees as part of their training. The Company hires an executive director for each of its communities and provides them with autonomy, responsibility and accountability. The Company’s staffing of each community with an executive director allows it to hire more professional employees at these positions, while the Company’s developed career path helps it to retain the professionals it hires. The Company believes its commitment to and emphasis on employee training and retention differentiates the Company from many of its competitors.
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

Independent Living Services
      The Company provides independent living services to seniors who do not yet need assistance or support with ADLs, but who prefer the physical and psychological comfort of a residential community that offers health care and other services. As of December 31, 2004, the Company had ownership interests in 38 communities and managed 10 communities that provide independent living services, with an aggregate capacity for 7,313 residents.
      Independent living services provided by the Company include daily meals, transportation, social and recreational activities, laundry, housekeeping, 24-hour staffing and health care monitoring. The Company also fosters the wellness of its residents by offering health screenings (such as blood pressure checks), periodic special services (such as influenza inoculations), dietary and similar programs, as well as ongoing exercise and fitness classes. Classes are given by health care professionals to keep residents informed about health and disease management. Subject to applicable government regulation, personal care and medical services are available to independent living residents through either the community staff or through the Company’s agency or other independent home care agencies. The Company’s independent living residents pay a fee ranging from $895 to $4,330 per month, in general, depending on the specific community, program of services, size of the unit and amenities offered. The Company’s contracts with its independent living residents are generally for a term of one year and are typically terminable by the resident upon 30 days notice.

Assisted Living Services
      The Company offers a wide range of assisted living care and services, including personal care services, 24 hour staffing, support services, and supplemental services. As of December 31, 2004, the Company had ownership interests in 14 communities and managed six communities that provide assisted living services, which include communities that have independent living and other services, with an aggregate capacity for 1,185 residents. The residents of the Company’s assisted living residences generally need help with some or all ADLs, but do not require the more acute medical care traditionally given in nursing homes. Upon admission to the Company’s assisted living communities, and in consultation with the resident, the resident’s family and medical consultants, each resident is assessed to determine his or her health status, including functional abilities and need for personal care services. The resident also completes a lifestyles assessment to determine the resident’s preferences. From these assessments, a care plan is developed for each resident to ensure that all staff members who render care meet the specific needs and preferences of each resident where possible. Each resident’s care plan is reviewed periodically to determine when a change in care is needed.
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
      In pricing its services, the Company has developed the following three levels or tiers of assisted living care:

•	Level I typically provides for minimum levels of care and service, for which the Company generally charges a monthly fee per resident ranging from $1,495 to $5,030, depending upon unit size and the project design type. Typically, Level I residents need minimal assistance with ADLs.

•	Level II provides for relatively higher levels and increased frequency of care, for which the Company generally charges a monthly fee per resident ranging from $1,920 to $5,310, depending upon the unit size and the project design type. Typically, Level II residents require moderate assistance with ADLs and may need additional personal care, support and supplemental services.

•	Level III provides for the highest level of care and service, for which the Company generally charges a monthly fee per resident ranging from $2,020 to $5,710, depending upon the unit size and the project design type. Typically, Level III residents are either very frail or impaired and utilize many of the Company’s services on a regular basis.
      The Company maintains programs and special units at some of its assisted living communities for residents with certain forms of dementia, which provide the attention, care and services needed to help those residents maintain a higher quality of life. Specialized services include assistance with ADLs, behavior management and a life skills based activities program, the goal of which is to provide a normalized environment that supports residents’ remaining functional abilities. Whenever possible, residents assist with meals, laundry and housekeeping. Special units for residents with certain forms of dementia are located in a separate area of the community and have their own dining facilities, resident lounge areas, and specially trained staff. The special care areas are designed to allow residents the freedom to ambulate as they wish, while keeping them safely contained within a secure area with a minimum of disruption to other residents. Special nutritional programs are used to help ensure caloric intake is maintained by residents. Resident fees for these special units are dependent on the size of the unit, the design type and the level of services provided.

Skilled Nursing Services
      In its skilled nursing facilities, the Company provides traditional long-term care through 24-hour-per-day skilled nursing care by registered nurses, licensed practical nurses and certified nursing assistants. The Company also offers a comprehensive range of restorative nursing and rehabilitation services in its communities including, but not limited to, physical, occupational, speech and medical social services. As of December 31, 2004, the Company had ownership interests in two facilities providing a continuum of care that provide nursing services with an aggregate capacity for 170 residents.

Home Care Services
      As of December 31, 2004, the Company provided private pay, home care services to clients at one senior living community through the Company’s home care agency and made private pay, home care services available to clients at a majority of its senior living communities through third-party providers. The Company believes that the provision of private pay, home care services is an attractive adjunct to its independent living services because it allows the Company to provide more services to its residents as they age in place and increases the length of stay in the Company’s communities. In addition, the Company makes available to residents certain customized physician, dentistry, podiatry and other health-related services that may be offered by third-party providers.

Operating Communities
      The table below sets forth certain information with respect to senior living communities owned and managed by the Company as of December 31, 2004.

		Resident Capacity(1)
							Commencement
Community		IL	AL	SN	Total	Ownership(2)	of Operations(3)

Owned:
Canton Regency(4)	Canton, OH	164	96	50	310	100%	03/91
Crosswood Oaks	Sacramento, CA	127	—	—	127	100%	01/92
Gramercy Hill	Lincoln, NE	83	77	—	160	100%	10/98
Heatherwood	Detroit, MI	188	—	—	188	100%	01/92
Independence Village	East Lansing, MI	162	—	—	162	100%	08/00
Independence Village	Peoria, IL	173	—	—	173	100%	08/00
Independence Village	Raleigh, NC	177	—	—	177	100%	08/00
Independence Village	Winston-Salem, NC	161	—	—	161	100%	08/00
Sedgwick Plaza	Wichita, KS	134	35	—	169	100%	08/00
Tesson Heights	St. Louis, MO	140	58	—	198	100%	10/98
Towne Centre(4)	Merrillville, IN	165	60	120	345	100%	03/91
Veranda Club	Boca Raton, FL	235	—	—	235	100%	01/92
Waterford at Columbia	Columbia, SC	136	—	—	136	100%	11/00
Waterford at Deer Park	Deer Park, TX	136	—	—	136	100%	11/00
Waterford at Edison Lakes	South Bend, IN	136	—	—	136	100%	12/00
Waterford at Fairfield	Fairfield, OH	136	—	—	136	100%	11/00
Waterford at Fort Worth	Fort Worth, TX	174	—	—	174	100%	06/00
Waterford at Highland Colony	Jackson, MS	136	—	—	136	100%	11/00
Waterford at Huebner	San Antonio, TX	136	—	—	136	100%	04/99
Waterford at Ironbridge	Springfield, MO	136	—	—	136	100%	06/01
Waterford at Mansfield	Mansfield, OH	136	—	—	136	100%	10/00
Waterford at Mesquite	Mesquite, TX	174	—	—	174	100%	09/99
Waterford at Pantego	Pantego, TX	136	—	—	136	100%	12/00
Waterford at Plano	Plano, TX	111	45	—	156	100%	12/00
Waterford at Shreveport	Shreveport, LA	136	—	—	136	100%	03/99
Waterford at Thousand Oaks	San Antonio, TX	136	—	—	136	100%	05/00
Wellington at Arapaho	Richardson, TX	109	45	—	154	100%	05/02
Wellington at North Richland Hills, TX	North Richland Hills, TX	136	—	—	136	100%	01/02
Wellington at Oklahoma City	Oklahoma City, OK	136	—	—	136	100%	11/00

		4,245	416	170	4,831
Affiliates:
BRE/ CSL
Amberleigh	Buffalo, NY	394	—	—	394	10%	01/92
Cottonwood Village	Cottonwood, AZ	135	47	—	182	10%	03/91
Crown Pointe	Omaha, NE	163	—	—	163	10%	08/00
Harrison at Eagle Valley(5)	Indianapolis, IN	138	—	—	138	10%	03/91
Villa Santa Barbara	Santa Barbara, CA	87	38	—	125	10%	08/00
West Shores	Hot Springs, AR	135	32	—	167	10%	08/00

		Resident Capacity(1)
							Commencement
Community		IL	AL	SN	Total	Ownership(2)	of Operations(3)

SHPII/ CSL:
Libertyville	Libertyville, IL	171	50	—	221	5%	03/01
Naperville	Naperville, IL	166	48	—	214	5%	01/01
Summit	Summit, NJ	—	98	—	98	5%	11/00
Trumbull	Trumbull, CT	117	48	—	165	5%	09/00

		1,506	361	—	1,867
Managed:
Atrium of Carmichael	Sacramento, CA	156	—	—	156	N/A	01/92
Covenant Place of Burleson	Burleson, TX	—	80	—	80	N/A	08/04
Covenant Place of Waxahachie	Waxahachie, TX	—	55	—	55	N/A	08/04
Covenant Place of Abilene	Abilene, TX	—	55	—	55	N/A	08/04
Crescent Point	Cedar Hill, TX	134	—	—	134	N/A	08/04
Good Place	North Richland Hills, TX	—	80	—	80	N/A	08/04
Harding Place	Searcy, AR	148	—	—	148	N/A	08/04
Meadow Lakes	North Richland Hills, TX	145	—	—	145	N/A	08/04
Mountain Creek	Grand Prairie, TX	146	—	—	146	N/A	08/04
Meadow View	Arlington, TX	—	80	—	80	N/A	08/04
Saint Ann	Oklahoma City, OK	147	58	—	205	N/A	08/04
Southern Plaza	Bethany, OK	145	—	—	145	N/A	08/04
Sunnybrook Estates	Madison, MS	133	—	—	133	N/A	08/04
Tealridge Manor	Edmond, OK	208	—	—	208	N/A	08/04
The Arbrook	Arlington, TX	200	—	—	200	N/A	08/04

		1,562	408	—	1,970

		7,313	1,185	170	8,668

(1)	Independent living (IL) residences, assisted living (AL) residences and skilled nursing (SN) beds.

(2)	Those communities shown as 10% owned consist of the Company’s ownership of 10% of the member interests in BRE/ CSL (as defined below). Those communities shown as 5% owned consist of the Company’s ownership of 5% of the member interests in the SHPII/ CSL (as defined below).

(3)	Indicates the date on which the Company acquired or commenced operating the community. The Company operated certain of its communities pursuant to management agreements prior to acquiring interests in the communities.

(4)	Includes the consolidation of the community’s expansion with the main facility as a result of the Company’s acquisition of the general partner’s and limited partner’s interests in Triad I (as defined below) as of November 30, 2004.

(5)	The Company’s home care agency is on-site at The Harrison at Eagle Valley community.

Third-Party Management Contracts
      The Company is party to a series of property management agreements (the “BRE/ CSL Management Agreements”) with three joint ventures (collectively “BRE/ CSL”) owned 90% by an affiliate of Blackstone Real Estate Advisors (“Blackstone”) and 10% by the Company, which collectively own and operate six senior living communities. The BRE/ CSL Management Agreements extend until various dates through June 2008. The BRE/ CSL Management Agreements provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. The Company earned $0.9 million under the terms of the BRE/ CSL Management Agreements for the year ended December 31, 2004.
      Effective August 18, 2004, the Company acquired from the Covenant Group of Texas (“Covenant”) all of the outstanding stock of Covenant’s wholly owned subsidiary, CGI Management, Inc. (“CGIM”). This acquisition resulted in the Company assuming the management contracts (the “CGIM Management Agreements”) on 14 senior living communities with a combined resident capacity of approximately 1,800 residents. The CGIM Management Agreements expire on various dates through August 2019. The CGIM Management Agreements generally provide for management fees of 5% to 5.5% of gross revenues, subject to certain base management fees. The Company earned $0.6 million under the terms of the CGIM Management Agreements for the year ended December 31, 2004. In addition, the Company has the right to acquire seven of the properties owned by Covenant (which are part of the 14 communities managed by CGIM) based on sales prices specified in the stock purchase agreement.
      The Company is party to a property management agreement (the “SHPII Management Agreement”) with Senior Housing Partners II, LP (“SHPII”), a fund managed by Prudential Real Estate Investors (“Prudential”), to manage one senior living community. The SHP Management Agreement extends until June 2008 and provides for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. The Company earned $0.2 million under the terms of the SHP Management Agreement for the year ended December 31, 2004.
      The Company entered into a series of property management agreements (the “SHPII/ CSL Management Agreements”), effective November 30, 2004, with four joint ventures (collectively “SHPII/ CSL”) owned 95% by SHPII and 5% by the Company, which collectively own and operate four senior living communities (collectively the “Spring Meadows Communities”). The SHPII/ CSL Management Agreements extend until various dates through November 2014. The SHPII/ CSL Management Agreements provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. The Company earned $0.1 million under the terms of the SHPII/ CSL Management Agreements for the year ended December 31, 2004.
      Prior to SHPII/ CSL’s acquisition of the Spring Meadows Communities on November 30, 2004, the Company was party to a series of property management agreements (the “Spring Meadows Agreements”) with affiliates of Lehman Brothers (“Lehman”) to operate the Spring Meadows Communities, which were owned by joint ventures in which Lehman and the Company were members. Three Spring Meadows Agreements provided for a base management fee of the greater of $15,000 per month or 5% of gross revenues, plus an incentive fee equal to 25% of the excess cash flow over budgeted amounts. The remaining Spring Meadows Agreement provided for a base management fee of the greater of $13,321 per month or 5% of gross revenues, plus an incentive fee equal to 25% of the excess cash flow over budgeted amounts. The Company managed the communities under long-term management contracts, which extended until December 2010. In addition, the Company received an asset management fee of 0.75% of annual revenues relating to each of the four communities. The Company earned $1.0 million under the terms of the Spring Meadows Agreements for the year ended December 31, 2004.
      The Company was party to a series of property management agreements (the “Triad I Management Agreements”) pursuant to arrangements with Triad Senior Living I, LP (“Triad I”), a partnership affiliated with Lehman, which collectively owned and operated five senior living communities and two expansions. The Company had an approximate 1% limited partnership interest in Triad I. The Triad I Management Agreements extended until September 2022. The Triad I Management Agreements provided for a base management fee of the greater of $5,000 per month or 5% of gross revenue plus reimbursement for costs and expenses related to the communities. Under the provisions of FASB Interpretation No. 46, Triad I operations have been consolidated with the Company’s operations since January 1, 2004. Effective as of November 30, 2004, the Company acquired the partnership interests of Triad I that it did not already own and now effective with these transactions the Company wholly owns Triad I.
      During the first six months of fiscal 2003, the Company was party to a series of property management agreements (the “Triad Entities Agreements”) with four partnerships (Triad Senior Living II, L.P., Triad

Senior Living III, L.P., Triad Senior Living IV, L.P. and Triad Senior Living V, L.P., (collectively the “Triad Entities”) affiliated with Triad Senior Living, Inc., which collectively owned and operated 12 senior living communities. The Company had an approximate 1% limited partnership interest in each of the Triad Entities. The Triad Entities Management Agreements extended until September 2022. The Triad Entities Management Agreements provided for a base management fee of the greater of $5,000 per month or 5% of gross revenue plus reimbursement for costs and expenses related to the communities. Effective as of July 1, 2003, the Company acquired the partnership interests of the Triad Entities that it did not already own and now effective with these transactions the Company wholly owns each of the Triad Entities.
      The Company was party to two separate property management agreements (the “Buckner Agreements”) with Buckner Retirement Services, Inc. (“Buckner”), a not-for-profit corporation that operates two senior living communities. The Buckner Agreements commenced in January 1998 and June 2000 and were scheduled to expire in December 2002 and May 2005, respectively, except that either party could terminate the agreements for cause under limited circumstances.
      All obligations for the Buckner Agreement for Parkway Place facility were settled in October 2002. With respect to the Calderwoods facility, the Company and Buckner entered into a Management Termination, Consulting, Licensing and Transfer Agreement (the “Calderwoods Termination Agreement”) effective September 30, 2001 whereby the Company and Buckner mutually agreed to terminate the Management Agreement then in place between the parties. Under the terms of the Calderwoods Termination Agreement, the Company continued to provide certain consulting services and earn a consulting/licensing fee of 3.5% of the facility’s gross revenues through December 31, 2001 and 3.0% of the facility’s gross revenues beginning on January 1, 2002 and continuing through May 31, 2005. Subsequent to December 31, 2002, the Company and Buckner entered into an agreement whereby Buckner paid the Company $0.3 million to terminate Buckner’s future consulting/licensing fee obligations under the Calderwoods Termination Agreement.
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
      The following are the principal elements of the Company’s growth strategy:

Organic Growth
      The Company intends to continue to focus on the lease-up of its non-stabilized communities and to improve its occupancy and operating margins of its stabilized communities. The Company continually seeks to maintain and improve occupancy rates by: (i) retaining residents as they “age in place” by extending optional care and service programs; (ii) attracting new residents through the on-site marketing programs focused on residents and family members; (iii) aggressively seeking referrals from professional community outreach sources, including area religious organizations, senior social service programs, civic and business networks, as well as the medical community; and (iv) continually refurbishing and renovating its communities.

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

Regional Management
      The Company provides oversight and support to each of its senior living communities through experienced regional and district managers. A district manager will oversee the marketing and operations of three to six communities clustered in a small geographic area. A regional manager will cover a larger geographic area consisting of seven to twelve communities. In most cases, the district and regional managers will office out of the Company’s senior living communities. Currently there are regional managers based in the Northeast, Midwest, Southwest and West regions.

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
      The assisted living and skilled nursing components of the senior living communities are managed by licensed professionals, such as a nurse and/or a licensed administrator. These licensed professionals have many of the same operational responsibilities as the Company’s executive directors, but their primary responsibility is to oversee resident care. Many of the Company’s senior living communities and all of its skilled nursing facilities are part of a campus setting, which include independent living. This campus arrangement allows for cross-utilization of certain support personnel and services, including administrative functions that result in greater operational efficiencies and lower costs than freestanding facilities.
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
      Resident and Resident’s Family Input. On a routine basis the Company provides residents and their family members the opportunity to provide valuable input regarding the day-to-day delivery of services. On-site management at each community has fostered and encouraged active resident councils and resident committees who meet independently. These resident bodies meet with on-site management on a monthly basis to offer input and suggestions as to the quality and delivery of services. Additionally, at each community the Company conducts annual resident satisfaction surveys to further monitor the satisfaction levels of both residents and their family members. These surveys are sent directly to the corporate headquarters for tabulation and distribution to on-site staff and residents. For 2004 and 2003, the Company achieved a 95% and a 96%, respectively, approval rating from its residents. For any departmental area of service scoring below a 90%, a plan of correction is developed jointly by on-site, regional and corporate staff for immediate implementation.
      Regular Community Inspections. On a monthly basis, a community inspection is conducted by regional and/ or corporate staff. Included as part of this inspection is the monitoring of the overall appearance and maintenance of the community interiors and grounds. The inspection also includes monitoring staff professionalism and departmental reviews of maintenance, housekeeping, activities, transportation, marketing, administration and food and health care services, if applicable. The monthly inspection also includes observing of residents in their daily activities and the community’s compliance with government regulations.

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

Marketing
      Each community is staffed by on-site sales directors and additional marketing/sales staff depending on the community size and occupancy status. The primary focus of the on-site marketing staff is to create awareness of the Company and its services among prospective residents and family members, professional referral sources and other key decision makers. These efforts incorporate an aggressive marketing plan to include monthly, quarterly and annual goals for leasing, new lead generation, prospect follow up, community outreach and resident and family referrals. Additionally, the marketing plan includes a calendar of promotional events and a comprehensive media program. On-site marketing departments perform a competing community assessment quarterly. Corporate and regional marketing directors monitor the on-site marketing departments’ effectiveness and productivity on a monthly basis. Routine detailed marketing department audits are performed on an annual basis or more frequently if deemed necessary. Corporate and regional personnel assist in the development of marketing strategies for each community and produce creative media, assist in direct mail programs and necessary marketing collateral. Ongoing sales training of on-site marketing/sales staff is implemented by corporate and regional marketing directors.
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
Competition
      The senior living industry is highly competitive, and the Company expects that all segments of the industry will become increasingly competitive in the future. Although there are a number of substantial companies active in the senior living industry and in the markets in which the Company operates, the industry continues to be very fragmented and characterized by numerous small operators. The Company competes with American Retirement Corporation, Brookdale Living Communities, Emeritus Corporation, Holiday Retirement Corporation and Sunrise Senior Living, Inc. The Company believes that the primary competitive factors in the senior living industry are: (i) location; (ii) reputation for and commitment to a high quality of service; (iii) quality of support services offered (such as food services); (iv) price of services; and (v) physical appearance and amenities associated with the communities. The Company competes with other companies providing independent living, assisted living, skilled nursing, home health care, and other similar service and care alternatives, some of whom may have greater financial resources than the Company. Because seniors tend to choose senior living communities near their homes, the Company’s principal competitors are other senior living and long-term care communities in the same geographic areas as the Company’s communities. The Company also competes with other health care businesses with respect to attracting and retaining nurses, technicians, aides and other high quality professional and non-professional employees and managers.
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
      As of December 31, 2004, the Company had mortgage and other indebtedness totaling approximately $261.8 million. As of December 31, 2004, the Company had approximately $42.2 million of mortgage and other indebtedness that was payable on or prior to December 31, 2005. The Company cannot assure you that it will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover required interest, principal and, if applicable, operating lease payments. Any payment or other default could cause the applicable lender to foreclose upon the communities securing the indebtedness or, if applicable, in the case of an operating lease, could terminate the lease, with a consequent loss of income and asset value to the Company. Further, because some of the Company’s mortgages contain cross-default and cross-collateralization provisions, a payment or other default by the Company with respect to one community could affect a significant number of the Company’s other communities.

The Company’s failure to comply with financial covenants contained in debt instruments could result in the acceleration of the related debt.
      There are various financial covenants and other restrictions in the Company’s debt instruments, including provisions which:

•	require the Company to meet specified financial tests at the parent company level, which include, but are not limited to, liquidity requirements, earnings before interest, taxes and depreciation and amortization (“EBITDA”) requirements, tangible net worth requirements, a current ratio test and net operating income requirements;

•	require the Company to meet specified financial tests at the community level, which include, but are not limited to, occupancy requirements, EBITDA requirements, debt service coverage tests, cash flow tests and net operating income requirements; and

•	require consent for changes in control of the Company.
      If the Company fails to comply with any of these requirements, then the related indebtedness could become due and payable prior to its stated maturity date. The Company cannot assure that it could pay this debt if it became due.
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
      The Company currently has indebtedness with floating interest rates. Future indebtedness and, if applicable, lease obligations may be based on floating interest rates prevailing from time to time. Therefore, increases in prevailing interest rates would increase the Company’s interest or lease payment obligations and could have a material adverse effect on the Company’s business, financial condition and results of operations.
The Company cannot assure that it will be able to effectively manage its growth.
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

The Company cannot assure that it will be able to acquire additional senior living communities or expand existing senior living communities.
      The acquisition of existing communities or other businesses involves a number of risks. Existing communities available for acquisition frequently serve or target different markets than those presently served by the Company. The Company may also determine that renovations of acquired communities and changes in staff and operating management personnel are necessary to successfully integrate those communities or businesses into its existing operations. The costs incurred to reposition or renovate newly acquired communities may not be recovered by the Company. In undertaking acquisitions, the Company also may be adversely impacted by unforeseen liabilities attributable to the prior operators of those communities or businesses, against whom it may have little or no recourse. The success of the Company’s acquisition strategy will be determined by numerous factors, including its ability to identify suitable acquisition candidates; the competition for those acquisitions; the purchase price; the requirement to make operational or structural changes and improvements; the financial performance of the communities or businesses after acquisition; its ability to finance the acquisitions; and its ability to integrate effectively any acquired communities or businesses into its management, information, and operating systems. The Company cannot assure that its acquisition of senior living communities or other businesses will be completed at the rate currently expected, if at all, or if completed, that any acquired communities or businesses will be successfully integrated into its operations.
      The Company’s ability to successfully expand existing senior living communities will depend on a number of factors, including, but not limited to, its ability to acquire suitable sites for expansion at reasonable prices; its success in obtaining necessary zoning, licensing, and other required governmental permits and authorizations; and its ability to control construction costs and accurately project completion schedules. Additionally, the Company anticipates that the expansion of existing senior living communities may involve a substantial commitment of capital for a period of time of two years or more until the expansions are operating and producing revenue, the consequence of which could be an adverse impact on its liquidity. The Company cannot assure that its expansion of existing senior living communities will be completed at the rate currently expected, if at all, or if completed, that such expansions will be profitable.
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
      Approximately 95% of the Company’s total revenues from communities that it owned and managed for each of the years ended December 31, 2004 and 2003 were attributable to private pay sources. For each of the same periods, approximately 5% of the Company’s revenues from these communities were attributable to reimbursements from Medicare and Medicaid. The Company expects to continue to rely primarily on the ability of residents to pay for the Company’s services from their own or familial financial resources. Inflation or other circumstances that adversely affect the ability of the elderly to pay for the Company’s services could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company is subject to some particular risks related to third-party management agreements.
      The Company currently manages 15 senior living communities for third parties and 10 senior living communities for joint ventures in which it has a minority interest pursuant to multi-year management agreements. The management agreements generally have initial terms of between five and fifteen years, subject to certain renewal rights. Under these agreements the Company provides management services to third party and joint venture owners to operate senior living communities and has provided, and may in the future provide, management and consulting services to third parties on market and site selection, pre-opening sales and marketing, start-up training and management services for facilities under development and construction. In most cases, either party to the agreements may terminate them upon the occurrence of an event of default caused by the other party. In addition, subject to the Company’s rights to cure deficiencies, community owners may terminate the Company as manager if any licenses or certificates necessary for operation are revoked, or if the Company has a change of control. Also, in some instances, a community owner may terminate the management agreement relating to a particular community if the Company is in default under other management agreements relating to other communities owned by the same community owner or its affiliates. In addition, in certain cases the community owner may terminate the agreement upon 30 days’ notice to the Company in the event of a sale of the community. In those agreements, which are terminable in the event of a sale of the community, the Company has certain rights to offer to purchase the community. The termination of a significant portion of the Company’s management agreements could have a material adverse effect on its business, financial condition and results of operations.
Performance of the Company’s obligations under its joint venture arrangements could have a material adverse effect on the Company.
      The Company holds minority interests ranging from approximately 5% to 10% in several joint ventures with affiliates of Blackstone and Prudential. The Company also manages the communities owned by these joint ventures. Under the joint venture agreements with Blackstone covering six communities, the Company is obligated to forego distributions if certain cash flow targets are not met. Also in the Blackstone joint ventures, the Company is obligated to contribute additional capital if both parties agree to make additional acquisitions. The Company is subject to various non-compete provisions under the management agreements with the Blackstone joint ventures, which may impede its ability to conduct business in desirable areas. Under the terms of the joint venture agreements with Prudential covering four properties, the Company is obligated to meet certain cash flow targets and failure to meet these cash flow targets could result in termination of the management agreements. All of the management agreements with the joint ventures contain termination and renewal provisions. The Company does not control joint venture decisions covering termination or renewal. Performance of the above obligations or termination or non-renewal of the management agreements could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
      In addition, the Company’s insurance policies must be renewed annually. Based upon poor loss experience, insurers for the long-term care industry have become increasingly wary of liability exposure. A number of insurance carriers have stopped writing coverage to this market, and those remaining have increased premiums and deductibles substantially. Therefore, the Company cannot assure that that it will be able to obtain liability insurance in the future or that, if that insurance is available, it will be available on acceptable economic terms.
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
Employees
      As of December 31, 2004, the Company employed 2,795 persons, of which 1,453 were full-time employees (51 of whom are located at the Company’s corporate offices) and 1,342 were part-time employees. None of the Company’s employees is currently represented by a labor union and the Company is not aware of any union organizing activity among its employees. The Company believes that its relationship with its employees is good.
Executive Officers and Key Employees
      The following table sets forth certain information concerning each of the Company’s executive officers and key employees as of December 31, 2004:

Name	Age	Position(s) with the Company

Lawrence A. Cohen	51	Chief Executive Officer and Vice Chairman of the Board
James A. Stroud	54	Chairman and Secretary of the Company and Chairman of the Board
Keith N. Johannessen	48	President and Chief Operating Officer
Ralph A. Beattie	55	Executive Vice President and Chief Financial Officer
Rob L. Goodpaster	51	Vice President — National Marketing
David W. Beathard, Sr.	57	Vice President — Operations
David R. Brickman	46	Vice President and General Counsel
Glen H. Campbell	60	Vice President — Development
Gloria Holland	37	Vice President — Finance
Jerry D. Lee	44	Corporate Controller
Robert F. Hollister	49	Property Controller
      Lawrence A. Cohen has served as a director and Vice Chairman of the Board since November 1996. He has served as Chief Executive Officer since May 1999 and was Chief Financial Officer from November 1996 to May 1999. From 1991 to 1996, Mr. Cohen served as President and Chief Executive Officer of Paine Webber Properties Incorporated, which controlled a real estate portfolio having a cost basis of approximately

$3.0 billion, including senior living facilities of approximately $110.0 million. Mr. Cohen serves on the boards of various charitable organizations, and was a founding member and is on the executive committee of the Board of the American Seniors Housing Association. Mr. Cohen has earned a Masters in Law, is a licensed attorney and is also a Certified Public Accountant. Mr. Cohen has had positions with businesses involved in senior living for 20 years.
      James A. Stroud has served as a director and officer of the Company and its predecessors since January 1986. He currently serves as Chairman and Secretary of the Company and Chairman of the Board. Mr. Stroud also serves on the boards of various educational and charitable organizations, and in varying capacities with several trade organizations, including as a member of the Founder’s Council and Leadership Council of the Assisted Living Federation of America. Mr. Stroud also serves as an Owner/ Operator Advisory Group member to the National Investment Conference and as a Founding Sponsor of The Johns Hopkins University Senior Housing and Care Program. Mr. Stroud was the past President and Member of the board of directors of the National Association for Senior Living Industry Executives. He also was a founder of the Texas Assisted Living Association and served as a member of its board of directors. Mr. Stroud has earned a Masters in Law, is a licensed attorney and is also a Certified Public Accountant. Mr. Stroud has had positions with businesses involved in senior living for 20 years.
      Keith N. Johannessen has served as President of the Company and its predecessors since March 1994, and previously served as Executive Vice President from May 1993 until February 1994. Mr. Johannessen has served as a director and Chief Operating Officer since May 1999. From 1992 to 1993, Mr. Johannessen served as Senior Manager in the health care practice of Ernst & Young. From 1987 to 1992, Mr. Johannessen was Executive Vice President of Oxford Retirement Services, Inc. Mr. Johannessen has served on the State of the Industry and Model Assisted Living Regulations Committees of the American Seniors Housing Association. Mr. Johannessen has been active in operational aspects of senior housing for 26 years.
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
      Rob L. Goodpaster has served as Vice President — National Marketing of the Company and its predecessors since December 1992. From 1990 to 1992, Mr. Goodpaster was National Director for Marketing for Autumn America, an owner and operator of senior housing facilities. Mr. Goodpaster has been active in professional industry associations and formerly served on the Board of Directors for the National Association for Senior Living Industries. Mr. Goodpaster has been active in the operational, development and marketing aspects of senior housing for 28 years.
      David W. Beathard, Sr. has served as Vice President — Operations of the Company and its predecessors since August 1996. From 1992 to 1996, Mr. Beathard owned and operated a consulting firm, which provided operational, marketing, and feasibility consulting regarding senior housing facilities. Mr. Beathard has been active in the operational, sales and marketing, and construction oversight aspects of senior housing for 31 years.
      David R. Brickman has served as Vice President and General Counsel of the Company and its predecessors since July 1992. From 1989 to 1992, Mr. Brickman served as in-house counsel with LifeCo Travel Management Company, a corporation that provided travel services to U.S. corporations. Mr. Brickman has also earned a Masters of Business Administration and a Masters in Health Administration. Mr. Brickman has either practiced law or performed in-house counsel functions for 18 years.
      Glen H. Campbell has served as Vice President — Development of the Company since September 1997. From 1990 to 1997 Mr. Campbell served as Vice President of Development for Greenbrier Corporation, an assisted living development and management company. From 1985 to 1990 Mr. Campbell served as Director of Facility Management for Retirement Corporation of America. Mr. Campbell has been active in the design and development of retirement communities for 30 years.
      Gloria M. Holland has served as Vice President — Finance since June 2004. From 2001 to 2004, Ms. Holland served as Assistant Treasurer and a corporate officer for Aurum Technology, Inc., a privately held company that provided technology and outsourcing to community banks. From 1996 to 2001, Ms. Holland held positions in Corporate Finance and Treasury at Brinker International, an owner and operator of casual dining restaurants. From 1989 to 1996, Ms. Holland was a Vice President in the Corporate Banking division of NationsBank and predecessor banks. Ms. Holland received a BBA in Finance from the University of Mississippi in 1989.
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
      Robert F. Hollister, a Certified Public Accountant, has served as Property Controller for the Company and its predecessors since April 1992. From 1985 to 1992, Mr. Hollister was Chief Financial Officer and Controller of Kavanaugh Securities, Inc., a National Association of Securities Dealers broker dealer. Mr. Hollister is a member of the American Institute of Certified Public Accountants.
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
New York Stock Exchange Certification
      In May 2004, as required in Section 303A.12(a), the Chief Executive Officer of the Company certified to the New York Stock Exchange that he was not aware of any violations by the Company of New York Stock Exchange corporate governance listing standards.

Item 2.	Properties
      The executive and administrative offices of the Company are located at 14160 Dallas Parkway, Suite 300, Dallas, Texas 75254, and consist of approximately 20,000 square feet. The lease on the premises extends through February 2008. The Company believes that its corporate office facilities are adequate to meet its requirements through at least fiscal 2005 and that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate operations. The Company also leases executive office space in New York, New York pursuant to an annual lease agreement.
      As of December 31, 2004, the Company owned and/or managed the senior living communities referred to in Item 1 above under the caption “Operating Communities.”
Item 3.     Legal Proceedings
      In the fourth quarter of 2002, the Company (and two of its management subsidiaries), Buckner Retirement Services, Inc. (“Buckner”), and a related Buckner entity, and other unrelated entities were named as defendants in a lawsuit in district court in Fort Bend County, Texas brought by the heir of a former resident who obtained nursing home services at Parkway Place from September 1998 to March 2001. The Company managed Parkway Place for Buckner through December 31, 2001. The Company and its subsidiaries denied any wrongdoing. On March 16, 2004, the Court granted the Company’s Motion to Dismiss.

      In February 2004, the Company and certain subsidiaries, along with numerous other senior living companies in California, were named as defendants in a lawsuit in the superior court in Los Angeles, California. This lawsuit was brought by two public interest groups on behalf of seniors in California residing at the California facilities of the defendants. The plaintiffs alleged that pre-admission fees charged by the defendants’ facilities were actually security deposits that must be refunded in accordance with California law. On November 30, 2004, the court approved a settlement involving the Company’s independent living communities. Under the terms of the settlement, (a) all non-refundable fees collected at the independent living facilities since January 1, 2003 will be treated as a refundable security deposits and (b) the attorney for the plaintiffs received nominal attorney fees. There were no other settlement costs to the Company or its affiliates and the Company’s assisted living community in California was not named.
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
Item 4.     Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of the Company’s security holders during the fourth quarter ended December 31, 2004.
PART II
Item 5.     Market for Registrant’s Common Equity and Related Stockholders Matters
(a) Market for Common Stock; Dividends; Equity Compensation Plan Information.
Market for Common Stock
      The Company’s shares of common stock are listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “CSU”. The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s common stock, as reported on the NYSE. At March 9, 2005 there were approximately 56 stockholders of record of the Company’s common stock.

Year	High	Low

2004
First Quarter	$7.28	$5.78
Second Quarter	6.65	4.55
Third Quarter	5.03	3.65
Fourth Quarter	5.75	4.75
2003
First Quarter	$2.99	$2.54
Second Quarter	3.38	2.86
Third Quarter	4.95	3.03
Fourth Quarter	6.40	3.95
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
Equity Compensation Plan Information
      The following table presents information relating to the Company’s equity compensation plans as of December 31, 2004:

Number of Securities
	Number of Securities	Weighted-Average	Remaining Available for
	to be Issued Upon	Exercise Price of the	Future Issuance Under
	Exercise of Outstanding	Outstanding	Equity Compensation Plans
	Options, Warrants and	Options, Warrants	(Excluding Securities
Plan Category	Rights	and Rights	Reflected in First Column )

Equity compensation plans approved by security holders	1,306,276	$4.57	985,124
Equity compensation plans not approved by security holders	—	—	—

Total	1,306,276	$4.57	985,124

(b) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. Not Applicable.
(c) Issuer Purchases of Equity Securities. Not Applicable.
Item 6.     Selected Financial Data
      The following table sets forth selected financial data of the Company. The selected financial data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 are derived from the audited consolidated financial statements of the Company.

	At and for the Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Statements of Operations Data:
Revenues:
Resident and health care revenue	$90,544	$62,564	$57,574	$62,807	$49,185
Rental and lease income	—	—	37	3,619	4,603
Unaffiliated management services revenue	726	336	1,069	1,971	2,271
Affiliated management services revenue	1,992	3,236	2,062	1,743	1,040
Unaffiliated development fees	—	—	—	—	563
Affiliated development fees	—	189	740	403	1,992

Total revenues	93,262	66,325	61,482	70,543	59,654
Expenses:
Operating expenses	57,801	40,208	32,851	37,214	29,530
General and administrative expenses	16,523	12,343	11,557	12,002	11,116
Provision for bad debts(1)	198	168	267	967	4,318
Depreciation and amortization	12,009	7,791	5,846	7,088	5,186

Total expenses	86,531	60,510	50,521	57,271	50,150

Income from operations	6,731	5,815	10,961	13,272	9,504
Other income (expense):
Interest income	572	4,278	5,968	5,914	5,981
Interest expense	(15,769)	(12,481)	(10,749)	(14,888)	(11,980)
(Loss) gain on sale of properties	(37)	6,751	1,876	2,550	(350)

	At and for the Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Debt restructuring/derivative costs:
Write-off of deferred loan cost	(824)	—	—	—	—
Gain on interest rate swap agreement	1,435	—	—	—	—
Loss on treasury rate lock agreement	(1,356)	—	—	—	—
Other income (expense)(2)	182	3,616	69	(885)	—

(Loss) income before income taxes, and minority interest in consolidated partnership	(9,066)	7,979	8,125	5,963	3,155
Benefit (provision) for income taxes	2,270	(3,098)	(3,015)	(1,777)	(763)

(Loss) income before minority interest in consolidated partnership	(6,796)	4,881	5,110	4,186	2,392
Minority interest in consolidated partnership	38	109	(428)	(1,430)	(1,153)

Net (loss) income	$(6,758)	$4,990	$4,682	$2,756	$1,239

Per share data:
Basic (loss) earnings per share	$(0.27)	$0.25	$0.24	$0.14	$0.06

Diluted (loss) earnings per share	$(0.27)	$0.25	$0.24	$0.14	$0.06

Weighted average shares outstanding:
Basic	25,213	19,784	19,726	19,717	19,717

Diluted	25,213	19,975	19,917	19,734	19,724

Balance Sheet Data:
Cash and cash equivalents	$19,515	$6,594	$11,768	$9,975	$23,975
Working capital (deficit)	(21,609)	(12,835)	4,349	(6,441)	28,662
Total assets	431,175	421,333	278,251	308,082	318,544
Long-term debt, excluding current portion	219,526	255,549	140,385	156,755	184,060
Shareholders’ equity	149,547	124,367	118,281	113,544	110,788

(1)	In fiscal 2000, the Company wrote off $1.6 million in notes receivable and $1.4 million in development fees receivable relating to certain communities that were under development for the Triad Entities. In addition, the Company recorded a write-down on a house and five parcels of land of $1.0 million to record these assets at their estimated net realizable value.

(2)	Other income in fiscal 2003 includes the recognition of deferred income of $3.4 million related to the liquidation of the HealthCare Properties (“HCP”) partnership. In fiscal 2001, the Company recognized a loss on foreclosure of $0.4 million. The charge resulted from a loan foreclosure on HCP’s McCurdy property.
Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      The following discussion and analysis addresses the Company’s results of operations on a historical consolidated basis for the years ended December 31, 2004, 2003 and 2002. The following should be read in conjunction with the Company’s historical consolidated financial statements and the selected financial data contained elsewhere in this report.

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
      As of December 31, 2004, the Company operated 54 senior living communities in 20 states with an aggregate capacity of approximately 8,700 residents, including 39 senior living communities which the Company owned or in which the Company had an ownership interest and 15 communities it managed for third parties. As of December 31, 2004, the Company also operated one home care agency.
      The Company generates revenue from a variety of sources. For the year ended December 31, 2004, the Company’s revenues were derived as follows: 97.1% from the operation of 29 owned communities; 2.9% from management fees arising from management services provided for 10 affiliate-owned senior living communities and 15 third-party owned senior living communities.
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
      Effective as of July 1, 2003, the Company acquired the partnership interest of the general partners and the other third party limited partners’ interests in the Triad Entities for $1.3 million in cash, $0.4 million in notes payable and the assumption of all outstanding debt and liabilities. The total purchase price was $194.4 million and the acquisition was treated as a purchase of property. This acquisition resulted in the Company acquiring the 12 senior living communities owned by the Triad Entities with a combined resident capacity of approximately 1,670 residents. Subsequent to the end of the Company’s third quarter of 2003, the Company repaid the $0.4 million in notes payable related to this acquisition. Prior to this acquisition, the Company owned 1% of the limited partnership interests and managed the Triad Entities under a series of long-term management contracts.
      Effective as of November 30, 2004, the Company acquired Lehman’s approximate 81% limited partnership interest in Triad I for $4.0 million in cash and the issuance of a note with a net present value of $2.8 million. The Lehman note bears no interest and is deemed to be paid in full under any of the following three conditions: 1) the Company makes a payment of $3.5 million before November 29, 2008; 2) the Company makes a payment of $4.3 million before November 29, 2009; or 3) the Company makes a payment of $5.0 million before November 29, 2010. The Company expects to repay the note on or before November 29, 2008 and therefore recorded the note at $2.8 million (face amount $3.5 million discounted at 5.7%). In addition, the Company acquired the general partner’s interest in Triad I by assuming a $3.6 million note payable from the general partner to a subsidiary of the Company. The acquisition was recorded as a purchase of property. The entire purchase price of $10.4 million was recorded as a step-up in basis of the property as Triad I had been previously consolidated under FIN 46 as of December 31, 2003. These transactions resulted in the Company now wholly owning Triad I. Triad I owns five Waterford senior living communities and two expansions. The two expansions were subsequently deeded to a subsidiary of the Company in order for the two expansions to be consolidated with their primary community.

      Prior to acquiring the remaining interests of the general partner and the other third party limited partner in Triad I, the Company had an approximate 1% limited partner’s interest in Triad I and has accounted for these investments under the equity method of accounting based on the provisions of the Triad I partnership agreement until December 31, 2003.
      In 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, revised December 2003, (“FIN 46”) “Consolidation of Variable Interest Entities”, an interpretation of ARB No. 51, effective immediately for variable interest entities created after January 31, 2003 and effective as of December 31, 2003, for variable interest entities that existed prior to February 1, 2003. The Company adopted the provisions of this interpretation, as of December 31, 2003, which resulted in the Company consolidating Triad I’s financial position as of December 31, 2003 and resulted in the Company consolidating Triad I’s results of operations beginning January 1, 2004. The consolidation of Triad I under the provisions of FIN 46 as of December 31, 2003 resulted in an increase in property and equipment of $62.5 million.
      Effective August 18, 2004, the Company acquired from Covenant all of the outstanding stock of Covenant’s wholly owned subsidiary, CGIM. The Company paid approximately $2.3 million in cash (including closing costs of approximately $0.1 million) and issued a non-interest bearing note with a fair value of approximately $1.1 million (face amount $1.4 million discounted at 5.7%), subject to various adjustments set forth in the purchase agreement, to acquire all of the outstanding stock of CGIM. The note is due in three installments of approximately $0.3 million, $0.4 million and $0.7 million due on the first, third and fifth anniversaries of the closing, respectively, subject to reduction if the management fees earned from the third party owned communities with various terms are terminated and not replaced by substitute agreements during the period, and certain other adjustments. This acquisition resulted in the Company assuming the management contracts on 14 senior living communities with a combined resident capacity of approximately 1,800 residents. The acquisition was accounted for as a purchase and the entire purchase price of 3.5 million was allocated to management contract rights. In addition, the Company has the right to acquire seven of the properties owned by Covenant (which are part of the 14 communities managed by CGIM) based on sales prices specified in the stock purchase agreement.
      The Company formed BRE/CSL with Blackstone in December 2001, and the joint ventures seek to acquire senior housing properties. BRE/CSL is owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint ventures, each of the Company and Blackstone must approve any acquisitions made by BRE/CSL. Each party must also contribute its pro rata portion of the costs of any acquisition.
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
      In addition, on June 30, 2003, the Company contributed to BRE/CSL one of its senior living communities with a capacity of 182 residents. As a result of the contribution the Company repaid $7.4 million of long-term debt, received $3.1 million in cash from BRE/CSL, and has a 10% equity interest in BRE/CSL of $0.4 million resulting in the recognition of a gain of $3.4 million.
      The Company manages the six communities owned by BRE/CSL under long-term management contracts. The Company accounts for the BRE/CSL investment under the equity method of accounting. The Company has deferred $0.1 million of management services revenue as a result of its 10% interest in the BRE/CSL joint venture.
      Effective as of November 30, 2004, the Company acquired Lehman’s approximate 81% interest in the Spring Meadows Communities and simultaneously sold the Spring Meadows Communities to SHPII/CSL, which is owned 95% by SHPII and 5% by the Company. As a result these transactions, the Company paid

$1.1 million for Lehman’s interest in the joint ventures, received net current assets of $0.9 million and wrote-off the remainder totaling $0.2 million. In addition, the Company contributed $1.3 million to SHPII/CSL for its 5% interest. The Company will manage the communities for SHPII/CSL under long-term management contracts.
      Prior to SHPII/CSL’s acquisition of the Spring Meadows Communities, the Company, in December 2002, acquired LCOR’s approximate 19% member interests in the four joint ventures that owned the Spring Meadows Communities from LCOR as well as loans made by LCOR to the joint ventures for $0.9 million in addition to funding $0.4 million to the venture for working capital and anticipated negative cash requirements of the communities. The Company’s interests in the joint ventures that owned the Spring Meadows Communities included interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. The Company accounted for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001 and continued to manage the communities under long-term management contracts until November 2004 when the joint ventures were sold. In addition, the Company received an asset management fee relating to each of the four communities. The Company had the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest. No amounts were funded by the Company during 2004 under this obligation.
      In September 2003, the Company sold its Carmichael community to a subsidiary of SHPII, a fund managed by Prudential, for $11.7 million before closing costs of $0.6 million. Carmichael is an independent living community located in Sacramento, California with a resident capacity of 156. As a result of the sale the Company retired $7.4 million in debt and received $3.6 million in cash and recognized a gain of $3.1 million. The Company manages the Carmichael community for SHPII under a long-term management contract.
      The Company owned 57% of the HCP partnership and the assets, liabilities, minority interest, and the results of operations of HCP have been consolidated in the Company’s financial statements. During 2003, HCP sold its remaining community and subsequently has been dissolved with its remaining assets transferred to a liquidating trust. In connection therewith, the Company recognized deferred revenue of $3.4 million in the fourth quarter of 2003 due to the liquidation.
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
      Effective December 29, 2004, the Company refinanced the debt of 14 senior housing communities with GMAC Commercial Mortgage (“GMAC”). The total loan facility of $128.4 million refinanced eight properties previously financed by GMAC and six properties previously financed under three separate loan agreements with Key Corporate Capital, Compass Bank and Bank of America, which have been repaid. The new loans with GMAC have a term of three years with two one-year extension options. The loans have an initial interest rate of LIBOR plus 350 basis point and the loan agreements provide for reduced rates once certain debt service coverage ratios are achieved. The Company incurred $1.1 million in deferred financing costs related to these loans, which are being amortized over three years.
Recent Events
      Effective January 31, 2005, the Company entered into interest rate cap agreements with two commercial banks to reduce the impact of increases in interest rates on the Company’s variable rate loans. One interest cap agreement effectively limits the interest rate exposure on a $50 million notional amount to a maximum LIBOR rate of 5% and expires on January 31, 2006. The second interest rate cap agreement effectively limits the interest rate exposure on $100 million notional amount to a maximum LIBOR rate of 5%, as long as one-month LIBOR is less than 7%. If one-month LIBOR is greater than 7%, the agreement effectively limits the interest rate on the same $100 million notional amount to a maximum LIBOR rate of 7%. This second agreement matures on January 31, 2008.
      On February 10, 2005, the Company’s Compensation Committee of the Board of Directors accelerated the vesting on 151,976 unvested stock options, with an option price of $6.30, awarded to officers and employees. These options were originally scheduled to vest in December 2005. The market price of the Company’s common stock at the close of business on February 10, 2005 was $5.61. The Compensation Committee’s decision to accelerate the vesting of these options was in response to the FASB’s issuance of Statement 123(R). By accelerating the vesting of these options, the Company believes it will potentially result in the Company not being required to recognize any compensation expense related to these options.
      In addition, on February 10, 2005, the Company’s Compensation Committee of the Board of Directors approved the form of Restricted Stock Award under the 1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. The Company has not made any grants of restricted stock under this plan.
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
      Revenues from the Medicare and Medicaid programs accounted for approximately 8%, 9% and 8% of the Company’s net revenues in fiscal 2004, 2003 and 2002, respectively. Under the Medicare program, payments are determined based on established rates that differ from private pay rates. Revenue from the Medicare program is recorded at established rates and adjusted for differences between such rates and estimated amounts payable from the program. Any differences between estimated and actual reimbursements are included in operations in the year of settlement, which have not been material. Under the Medicaid program, communities are entitled to reimbursement at established rates that are lower than private pay rates. Patient service revenue for Medicaid patients is recorded at the reimbursement rates as the rates are set prospectively by the state upon the filing of an annual cost report.
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

     Investments in Partnerships and Amounts Due from Affiliates
      BRE/CSL: The Company has formed BRE/CSL with Blackstone, and the joint ventures seek to acquire senior housing properties. BRE/CSL is owned 90% by Blackstone and 10% by the Company. The Company accounts for its investment in BRE/CSL under the equity method of accounting. The Company recorded its investment at cost and will adjust its investment for its share of earnings and losses of BRE/CSL. The Company defers 10% of its management fee income earned from BRE/CSL. Deferred management fee income is being amortized into income over the term of the Company’s management contract. As of December 31, 2004, the Company had deferred income of $0.1 million relating to BRE/CSL.
      Spring Meadow Communities: The Company has formed SHPII/CSL with SHPII, in November 2004, and the joint ventures are owned 95% by SHPII and 5% by the Company. The Company accounts for its investment in SHPII/CSL under the equity method of accounting. The Company recorded its investment at cost and will adjust its investment for its share of earnings and losses of SHPII/CSL. The Company defers 5% of its management fee income earned from SHPII/CSL. Deferred management fee income is being amortized into income over the term of the Company’s management contracts. As of December 31, 2004, the Company had deferred income of approximately $4,000 relating to SHPII/CSL.
      Prior to SHPII/CSL’s acquisition of the Spring Meadows Communities, the Company, in December 2002, acquired LCOR’s approximate 19% member interests in the four joint ventures that owned the Spring Meadows Communities from LCOR as well as loans made by LCOR to the joint ventures for $0.9 million in addition to funding $0.4 million to the venture for working capital and anticipated negative cash requirements of the communities. The Company’s interests in the joint ventures that owned the Spring Meadows Communities included interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. The Company accounted for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001 and continued to manage the communities under long-term management contracts until November 2004 when the joint ventures were sold. In addition, the Company received an asset management fee relating to each of the four communities. The Company had the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest. No amounts were funded by the Company during 2004 under this obligation.
      Triad Entities: Effective as of July 1, 2003, the Company acquired the partnership interest of the general partners and the other third party limited partners’ interests in the Triad Entities for $1.3 million in cash, $0.4 million in notes payable and the assumption of all outstanding debt and liabilities. The total purchase price was $194.4 million and the acquisition was treated as a purchase of property. This acquisition resulted in the Company acquiring 12 senior living communities owned by the Triad Entities with a combined resident capacity of approximately 1,670 residents. Subsequent to the end of the Company’s third quarter of 2003, the Company repaid the $0.4 million in notes payable related to this acquisition. Prior to this acquisition, the Company owned 1% of the limited partnership interests and managed the Triad Entities under a series of long-term management contracts.
      Triad I: Effective as of November 30, 2004, the Company acquired Lehman’s approximate 81% limited partnership interest in Triad I for $4.0 million in cash and the issuance of a note with a net present value of $2.8 million. In addition, the Company acquired the general partner’s interest in Triad I by assuming a $3.6 million note payable from the general partner to a subsidiary of the Company. The acquisition was recorded as a purchase of property. The entire purchase price of $10.4 million was recorded as a step-up in basis of the property as Triad I had been previously consolidated under FIN 46 as of December 31, 2003. These transactions resulted in the Company now wholly owning Triad I. Triad I owns five Waterford senior living communities and two expansions. The two expansions were subsequently deeded to a subsidiary of the Company in order for the two expansions to be consolidated with their primary community.
      Prior to acquiring the remaining interests of the general partner and the other third party limited partner the Company had an approximate 1% limited partner’s interests in Triad I and has accounted for these investments under the equity method of accounting based on the provisions of the Triad I partnership agreement until December 31, 2003.
      In 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, revised December 2003, (“FIN 46”) “Consolidation of Variable Interest Entities”, an interpretation of ARB No. 51, effective immediately for variable interest entities created after January 31, 2003 and effective as of December 31, 2003, for variable interest entities that existed prior to February 1, 2003. The Company adopted the provisions of this interpretation, as of December 31, 2003, which resulted in the Company consolidating Triad I’s financial position as of December 31, 2003 and resulted in the Company consolidating Triad I’s results of operations beginning January 1, 2004. The consolidation of Triad I under the provisions of FIN 46 as of December 31, 2003 resulted in an increase in property and equipment of $62.5 million.
     Assets Held for Sale
      The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The Company currently has four parcels of land held for sale, two of which are under contract and expected to be sold during fiscal 2005. The fair value of these properties is generally determined based on market rates, industry trends and recent comparable sales transactions. The actual sales price of these assets could differ significantly from the Company’s estimates.
     Long-Lived Assets
      Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives are 10 to 40 years for buildings and building improvements, 5 to 20 years for land improvements and 5 to 10 years for furniture, equipment and automobiles.
      At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers external factors relating to each asset, including contract changes, local market developments, and other publicly available information. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount the carrying value exceeds the fair market value, generally based on discounted cash flows, of the long-lived asset. The Company analyzed certain long-lived assets with operating losses, under the undiscounted cash flow method, for impairment. The Company does not believe there are any indicators that would require and the cash flow analysis did not require an adjustment to the carrying value of the property and equipment or their remaining useful lives as of December 31, 2004 and 2003.
New Accounting Standards
      On December 16, 2004, the Financial Accounting Standards Board issued FASB Statement No. 123, revised 2004 (“Statement 123(R)”), Share-Based Payment, which is a revision of FASB Statement 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) is effective for public entities in the first interim or annual reporting period beginning after June 15, 2005.

      Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R)(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      The Company plans to adopt Statement 123(R) using the modified-retrospective method, restating only the prior interim periods of the current year.
      As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on the Company’s financial position. The impact of the adoption of Statement 123(R) cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of the standard would have approximated the impact of Statement 123 as described below in the disclosure of pro forma net income and earnings per share. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0.2 million, $0.1 million, and $6,000 in fiscal 2004, 2003 and 2002, respectively.
      The Company currently has elected to follow the intrinsic value method in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee and director stock options. In accordance with APB 25, since the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, generally no compensation expense is recognized. Stock option grants to non-employees are accounted for in accordance with the fair value method of FASB 123.

Results of Operations
      The following tables set forth, for the periods indicated, selected historical consolidated statements of income data in thousands of dollars and expressed as a percentage of total revenues.

	Year Ended December 31,

	2004		2003		2002

	$	%	$	%	$	%

Revenues:
Resident and healthcare revenue	$90,544	97.1%	$62,564	94.3%	$57,574	93.6%
Rental and lease income	—	—%	—	—%	37	0.1%
Unaffiliated management services revenue	726	0.8%	336	0.5%	1,069	1.7%
Affiliated management services revenue	1,992	2.1%	3,236	4.9%	2,062	3.4%
Affiliated development fees	—	—%	189	0.3%	740	1.2%

Total revenues	93,262	100.0%	66,325	100.0%	61,482	100.0%
Expenses:
Operating expenses	57,801	62.0%	40,208	60.6%	32,851	53.4%
General and administrative expenses	16,523	17.7%	12,343	18.6%	11,557	18.8%
Provision for bad debts	198	0.2%	168	0.3%	267	0.4%
Depreciation and amortization	12,009	12.9%	7,791	11.7%	5,846	9.5%

Total expenses	86,531	92.8%	60,510	91.2%	50,521	82.2%

Income from operations	6,731	7.2%	5,815	8.8%	10,961	17.8%
Other income (expense):
Interest income	572	0.6%	4,278	6.5%	5,968	9.7%
Interest expense	(15,769)	(16.9)%	(12,481)	(18.8)%	(10,749)	(17.5)%
Gain on sale of properties	(37)	(0.0)%	6,751	10.2%	1,876	3.1%
Debt restructuring/derivative costs:
Write-off of deferred loan cost	(824)	(0.9)%	—	—%	—	—%
Gain on interest rate swap agreement	1,435	1.5%	—	—%	—	—%
Loss on treasury rate lock agreement	(1,356)	(1.5)%	—	—%	—	—%
Other income (expense)	182	0.2%	3,616	5.5%	69	0.1%

(Loss) income before income taxes and minority interest in consolidated partnership	(9,066)	(9.7)%	7,979	12.0%	8,125	13.2%
Benefit (provision) for income taxes	2,270	2.4%	(3,098)	(4.7)%	(3,015)	(4.9)%

(Loss) Income before minority interest in consolidated partnership	(6,796)	(7.3)%	4,881	7.4%	5,110	8.3%
Minority interest in consolidated partnership	38	0.0%	109	0.2%	(428)	(0.7)%

Net (loss) income	$(6,758)	(7.2)%	$4,990	7.5%	$4,682	7.6%

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003
      Revenues. Total revenues increased $27.0 million or 40.6% to $93.3 million in 2004 compared to $66.3 million in 2003. Resident and health care revenue increased $27.9 million or 44.7% to $90.5 million in 2004 compared to $62.6 million in the prior year. The increase in resident and healthcare revenue reflects an increase of $14.8 million from the acquisition of the Triad Entities (12 communities), an increase of

$15.0 million from the consolidation of Triad I (five communities and two expansions), and an increase at the Company’s other communities of $2.3 million offset by a decrease in resident and healthcare revenue of $4.2 million relating to two communities that were sold at the end of the second and third quarters of fiscal 2003. Unaffiliated management services revenue in fiscal 2004 was derived from the management of 15 third party communities, 14 of which were assumed during the third quarter of 2004 as a result of the Company’s acquisition of CGIM. Unaffiliated management services revenue in fiscal 2003 resulted primarily from the management of one third-party community in the fourth quarter of 2003 and the settlement of a management contract with Buckner. Affiliated management services revenue decreased $1.2 million primarily as a result of the Company’s acquisition/consolidation of the Triad Entities and Triad I. Affiliated development fees in fiscal 2003 represent the recognition of deferred development fees related to the Triad Entities and Triad I.
      Expenses. Total expenses increased $26.0 million or 43.0% to $86.5 million in 2004 compared to $60.5 million in 2003. This increase in expense primarily results from a $17.6 million increase in operating expenses, a $4.2 million increase in general and administrative expenses and a $4.2 million increase in depreciation and amortization expense. Operating expenses increased to $57.8 million compared to $40.2 million in the prior year. This 43.8% increase in operating expenses primarily results from $8.3 million related to the Company’s acquisition of the Triad Entities, $10.3 million due to the acquisition/consolidation of Triad I and an increase of $1.0 million at the Company’s other communities offset by a decrease of $2.0 million relating to the two communities that were sold during fiscal 2003. General and administrative expenses increased to $16.5 million in 2004 compared to $12.3 million in the prior year. This 33.9% increase in general and administrative expenses primarily results from $2.1 million related to the Company’s acquisition of the Triad Entities, $2.2 million due to the acquisition/consolidation of Triad I, $0.7 million in costs related to compliance with the Sarbanes-Oxley Act offset by a decrease of $0.3 million relating to the two communities that were sold during fiscal 2003 and a decrease of $0.5 million relating to the Company’s other communities and corporate overhead. Bad debt expense in both fiscal 2004 and 2003 was $0.2 million. Depreciation and amortization expense increased to $12.0 million in 2004 compared to $7.8 million in 2003. This 54.1% increase primarily results from $2.5 million related to the Company’s acquisition of the Triad Entities, $2.0 million due to the acquisition/consolidation of Triad I offset by a decrease of $0.3 million relating to the two communities that were sold during 2003.
      Other income and expenses. Interest income decreased $3.7 million to $0.6 million in fiscal 2004 compared to $4.3 million in fiscal 2003. This 86.6% decrease in interest income primarily results from the acquisition/consolidation of the Triad Entities and Triad I. Interest expense increased $3.3 million to $15.8 million in 2004 compared to $12.5 million in 2003. This 26.3% increase in interest expense is primarily the result of higher debt outstanding in 2004 compared to the same period of fiscal 2003 due to the assumption of $109.6 million of debt related to the acquisition of the Triad Entities in July 2003 and due to $47.6 million of debt consolidated in December 2003 related to Triad I offset by $14.9 million of debt repaid related to the two communities sold during 2003 and $19.0 million of debt retired during the fiscal 2004. Gain (loss) on sale of assets decreased by $6.8 million to a net loss of $37,000 in fiscal 2004 compared to a net gain of $6.8 million in fiscal 2003. In 2004, the Company sold one parcel of land, which resulted in the recognition of a gain of $0.2 million and net proceeds of $0.5 million. In addition, in 2004 the Company acquired the four joint ventures that owned the Spring Meadows Communities and simultaneously sold the Spring Meadows Communities to SHPII/ CSL resulting in a net loss of $0.2 million and net proceeds to the Company of $0.8 million. In 2003, the Company sold two communities and two parcels of land, which resulted in the recognition of a gain of $3.4 million and net proceeds to the Company of $5.6 million. In addition, in 2003 the Company contributed a community to BRE/ CSL, and as a result, the Company repaid $7.4 million of long-term debt, received $3.1 million in cash and has a 10% equity interest in the venture, resulting in the recognition of a gain of $3.4 million. Other income decreased to $0.2 million in fiscal 2004 compared to $3.6 million in the prior fiscal year. Other income in 2004 results from the Company’s net equity in the earnings of affiliates of $0.2 million. In December 2004, the Company refinanced 14 senior housing communities with GMAC Commercial Mortgage (“GMAC”). The total loan facility of $128.4 million refinanced eight properties previously financed by GMAC and six properties previously financed under three separate loan agreements with Key Corporate Capital, Compass Bank and Bank of America, which have been repaid. The new loans with GMAC have a term of three years with two one-year extension options. The loans have an initial interest rate of LIBOR plus 350 basis point and the loan agreements provide for reduced rates once certain debt service coverage ratios are achieved. The Company incurred $1.1 million in deferred financing costs related to these loans, which is being amortized over three years. During fiscal 2004 the Company wrote-off $0.8 million in deferred financing costs related to the loans that were repaid. As a result of refinancing certain debt related to the Company’s treasury lock agreements with Key Bank and settling the Company’s swap agreements with Key Bank the Company recognized a loss on the interest rate treasury lock agreements of $1.4 million and a gain on the interest rate swap agreements of $1.4 million. Other income in fiscal 2003 results from the Company’s equity in the earnings of affiliates of $0.2 million along with the recognition of deferred income of $3.4 million related to the liquidation of the HCP partnership.
      Provision for income taxes. Benefit for income taxes in 2004 was $2.3 million or 25.1% effective tax rate compared to a provision for income taxes in 2003 of $3.1 million or 38.3% effective tax rate. The effective tax rates for 2004 and 2003 differ from the statutory tax rates because of state income taxes and permanent tax differences. The permanent tax differences in the fiscal 2004 include $2.7 million in net losses incurred by Triad I, which was consolidated under the provisions of FIN 46 for the first eleven months of fiscal 2004 prior to the Company’s acquisition of Triad I on November 30, 2004.
      Minority interest. Minority interest for both 2004 and 2003 represents the minority holders’ share of the losses incurred by HCP. During 2003, HCP sold its remaining community and transferred its remaining assets to a liquidating trust.
      Net income. As a result of the foregoing factors, net income decreased $11.8 million to a net loss of $6.8 million for 2004, as compared to a net income of $5.0 million for 2003.

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002
      Revenues. Total revenues increased $4.8 million or 7.9% to $66.3 million in 2003 compared to $61.5 million in 2002. Resident and health care revenue increased $5.0 million or 8.7% to $62.6 million in 2003 compared to $57.6 million in the prior year. This increase in resident and healthcare revenue reflects revenue of $11.3 million relating to the acquisition of the Triad Entities on July 1, 2003, an increase at the Company’s other communities of $0.8 million offset by a loss of revenue from the five communities contributed to BRE/ CSL of $6.4 million and the loss of revenue from the sale of the Carmichael community to SHPII in September 2003 of $0.7 million. Unaffiliated management services revenue decreased $0.7 million or 68.6%, primarily due to the Company acquiring an interest in the four Spring Meadows communities. Affiliated management services revenue increased $1.2 million or 56.9% primarily due to increased management services revenue earned on the management of Triad I, BRE/ CSL and the Spring Meadows Communities offset by a reduction in management services revenue as a result of the Company’s acquisition of the Triad Entities. Affiliated development fee income decreased as a result of the completion of the Company’s development projects during fiscal 2002.
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
Quarterly Results
      The following table presents certain unaudited quarterly financial information for the four quarters ended December 31, 2004 and 2003. This information has been prepared on the same basis as the audited Consolidated Financial Statements of the Company appearing elsewhere in this report and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the audited Consolidated Financial Statements of the Company and the related notes thereto.

	2004 Calendar Quarters

	First	Second	Third	Fourth

	(In thousands, except per share amounts)
Total revenues	$22,626	$23,017	$23,696	$23,923
Income from operations	1,107	1,575	2,059	1,990
Net loss	(2,046)	(1,596)	(1,356)	(1,760)
Net loss per share, basic	$(0.09)	$(0.06)	$(0.05)	$(0.07)
Net loss per share, diluted	$(0.09)	$(0.06)	$(0.05)	$(0.07)
Weighted average shares outstanding, basic	23,698	25,668	25,733	25,744
Weighted average shares outstanding, fully diluted	23,698	25,668	25,733	25,744

	2003 Calendar Quarters

	First	Second	Third	Fourth

	(In thousands, except per share amounts)
Total revenues	$14,481	$14,270	$18,664	$18,910
Income from operations	2,794	2,161	607	253
Net income	1,201	3,067	280	442
Net income per share, basic	$0.06	$0.16	$0.01	$0.02
Net income per share, diluted	$0.06	$0.15	$0.01	$0.02
Weighted average shares outstanding, basic	19,738	19,747	19,806	19,847
Weighted average shares outstanding, fully diluted	19,862	19,897	20,005	20,133
Liquidity and Capital Resources
      In addition to approximately $19.5 million of cash balances on hand as of December 31, 2004, the Company’s principal sources of liquidity are expected to be cash flows from operations, proceeds from the sale of noncore assets and cash flows from BRE/ CSL and SHPII/ CSL. Of the $19.5 million in cash balances, $0.6 million relates to cash held by HCP. The Company expects its available cash and cash flows from operations, proceeds from the sale of assets and cash flows from BRE/ CSL and SHPII/ CSL to be sufficient to fund its short-term working capital requirements. The Company’s ability to meet its long-term capital requirements, including the repayment of certain long-term debt obligations, will depend, in part, on its ability to obtain additional financing or refinancings on acceptable terms from available financing sources, including mortgage financing, joint venture arrangements, by accessing the debt and/or equity markets and possibly through operating leases or other types of financing, such as lines of credit. There can be no assurance that the financing or refinancings will be available or that, if available, it will be on terms acceptable to the Company.
      The Company has $34.6 million in debt outstanding with GMAC that matures in September 2005. The Company is currently working with GMAC to refinance the debt and the Company expects to complete this refinancing during the third quarter of fiscal 2005. However, there can be no assurance that the refinancing will occur or that it will be on terms acceptable to the Company. This debt is classified as a current liability in the Company’s consolidated balance sheet.
      The Company had net cash provided by operating activities of $4.2 million in fiscal 2004 compared to $2.5 million and $13.9 million in fiscal 2003 and 2002, respectively. In fiscal 2004, net cash provided by operating activities was primarily derived from net non-cash charges of $13.6 million, a decrease in prepaid and other expenses of $0.3 million, a decrease in other assets of $0.5 million, a increase in accounts payable and accrued expenses of $0.3 million and a decrease in customer deposit of $0.1 million offset by a net loss of $6.8 million, an increase in accounts receivable of $1.5 million, an increase in property tax and insurance deposits of $0.9 million and an increase in income taxes receivable of $1.4 million. In fiscal 2003, net cash provided by operating activities was primarily derived from net income of $5.0 million, a decrease in other assets of $1.1 million, and a decrease in income taxes payable of $0.2 million offset by net non-cash benefit of

$0.1 million, an increase in account receivable of $0.3 million, an increase in prepaid expenses and other assets of $0.8 million, a decrease in accounts payable of $0.9 million, a decrease in accrued liabilities of $1.2 million, and a increase in deposits of $0.5 million. In fiscal 2002, net cash provided by operating activities was primarily derived from net income of $4.7 million, net noncash charges of $8.1 million, a decrease in prepaid and other assets of $0.9 million, and an increase in accrued expenses of $1.3 million offset by an increase in accounts receivable of $0.5 million, a decrease in accounts payable of $0.5 million and an increase in customer deposits of $0.1 million.
      The Company had net cash used in investing activities of $7.6 million and $4.8 million in fiscal 2004 and 2002, respectively, compared to net cash provided by investing activities of $0.7 million in fiscal 2003. In fiscal 2004, the Company’s net cash used in financing activities was primarily the result of capital expenditures of $2.4 million, net cash paid for the acquisition of Triad I of $4.0 million, net cash paid for the acquisition of CGIM of $2.3 million and advances to affiliates of $0.4 million offset by net cash acquired from the acquisition of the four Spring Meadows joint ventures of $0.8 million, proceeds from the sale of one parcel of land of $0.5 million, net of selling costs, and distributions from limited partnerships of $0.2 million. In fiscal 2003, the Company’s net cash provided by investing activities was primarily the result of proceeds from the sale of two communities and two parcels of land for $5.5 million net of selling costs, proceeds from the contribution of one community to BRE/ CSL of $3.1 million, net cash acquired from the acquisition of the Triad Entities of $0.1 million, net cash from the consolidation of Triad I of $0.8 million and distributions from limited partnerships of $0.2 million offset by advances to Triad I and the Triad Entities of $7.4 million and capital expenditures of $1.6 million. In fiscal 2002, the Company’s net cash used in investing activities was primarily the result of advances to the Triad Entities of $22.4 million, capital expenditures of $2.2 million offset by proceeds from the sale of two communities and one parcel of land for $5.2 million net of selling costs, proceeds from the contribution of assets to BRE/ CSL of $7.3 million and distributions from limited partnerships of $7.3 million.
      The Company had net cash provided by financing activities of $16.3 million in fiscal 2004 compared to net cash used in financing activities of $8.4 million and $7.2 million in fiscal 2003 and 2002, respectively. In fiscal 2004, net cash provided by financing activities was primarily derived from proceeds from the Company’s common stock offering of $32.2 million, proceeds from the exercise of stock options of $0.3 million, the release of restricted cash of $7.2 million offset by net note repayments of $21.8 million, cash paid to settle interest rate swap agreements of $0.5 million and cash used in financing activities of $1.1 million. For fiscal 2003 the net cash used in financing activities primarily results from repayments of notes payable of $18.5 million, distributions to minority partners of $0.3 million, deferred loan charges paid of $0.2 million offset by proceeds from the issuance of notes payable of $5.1 million, proceeds from the release of restricted cash of $5.2 million and proceeds from the exercise of common stock options of $0.3 million. For fiscal 2002 the net cash used in financing activities primarily results from repayments of notes payable of $6.8 million, cash restrictions of $2.4 million under the terms of one of the Company’s loan agreements, distributions to minority partners of $2.1 million, deferred loan charges paid of $0.8 million, offset by proceeds from the issuance of notes payable of $4.8 million.
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
      In addition, on June 30, 2003, the Company contributed to BRE/ CSL one of its senior living communities with a capacity of 182 residents. As a result of the contribution the Company repaid $7.4 million of long-term debt, received $3.1 million in cash from BRE/ CSL, and has a 10% equity interest in BRE/ CSL of $0.4 million resulting in the recognition of a gain of $3.4 million. As part of the contribution to BRE/ CSL, the Company guaranteed 25%, or $1.9 million, of BRE/ CSL’s debt with Bank One. The Company made this guarantee to induce Bank One to allow the debt to be assumed by BRE/ CSL. The Company estimates the carrying value of its obligation under this guarantee as nominal.
      The Company manages the six communities owned by BRE/ CSL under long-term management contracts. The Company accounts for the BRE/ CSL investment under the equity method of accounting. The Company has deferred $0.1 million of management services revenue as a result of its 10% interest in the BRE/ CSL joint venture.
      Effective as of November 30, 2004, the Company acquired Lehman’s approximate 81% interest in the Spring Meadows Communities and simultaneously sold the Spring Meadows Communities to SHPII/ CSL, which is owned 95% by SHPII and 5% by the Company. As a result these transactions, the Company paid $1.1 million for Lehman’s interests in the joint ventures, received net assets of $0.9 million and wrote-off the remainder totaling $0.2 million. In addition, the Company contributed $1.3 million to SHPII/ CSL for its 5% interest. The Company will manage the communities for SHPII/ CSL under long-term management contracts.
      Prior to SHPII/ CSL’s acquisition of the Spring Meadows Communities, the Company, in December 2002, acquired LCOR’s approximate 19% member interests in the four joint ventures that owned the Spring Meadows Communities from LCOR as well as loans made by LCOR to the joint ventures for $0.9 million in addition to funding $0.4 million to the venture for working capital and anticipated negative cash requirements of the communities. The Company’s interests in the joint ventures that owned the Spring Meadows Communities included interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. The Company accounted for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001 and continued to manage the communities under long-term management contracts until November 2004 when the joint ventures were sold. In addition, the Company received an asset management fee relating to each of the four communities. The Company had the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest. No amounts were funded by the Company during 2004 under this obligation.
      In September 2003, the Company sold its Carmichael community to SHPII, for $11.7 million before closing costs of $0.6 million. Carmichael is an independent living community located in Sacramento, California with a resident capacity of 156. As a result of the sale the Company retired $7.4 million in debt and received $3.6 million in cash and recognized a gain of $3.1 million. The Company manages the Carmichael community for SHPII under a long-term management contract.
      Effective as of July 1, 2003, the Company acquired the partnership interest of the general partners and the other third party limited partners’ interests in the Triad Entities for $1.3 million in cash, $0.4 million in notes payable and the assumption of all outstanding debt and liabilities ($109.6 million bank debts,

$73.2 million debt due to the Company, and $9.9 million net working capital liabilities). The total purchase price was $194.4 million and the acquisition was treated as a purchase of property. The Company now wholly owns each of the Triad Entities. This acquisition resulted in the Company acquiring ownership of 12 senior living communities with a combined resident capacity of approximately 1,670 residents. Prior to the acquisition the Company had developed the properties owned by and managed the Triad Entities. Subsequent to the end of the Company’s third quarter of 2003, the Company repaid the $0.4 million in notes payable related to this acquisition.
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

Year Ended
December 31,
2003

Net revenues	$75,449
Net income	$778
Net income per share — basic	$0.04
Net income per share — diluted	$0.04
      Effective as of November 30, 2004, the Company acquired Lehman’s approximate 81% limited partner’s interest in Triad I for $4.0 million in cash and the issuance of a note with a net present value of $2.8 million. In addition, the Company acquired the general partner’s interest in Triad I by assuming a $3.6 million note payable from the general partner to a subsidiary of the Company. The acquisition was recorded as a purchase of property. The entire purchase price of $10.4 million was recorded as a step-up in basis of the property as Triad I had been previously consolidated under FIN 46 as of December 31, 2003. These transactions resulted in the Company now wholly owning Triad I. Triad I owns five Waterford senior living communities and two expansions. The two expansions were subsequently deeded to a subsidiary of the Company in order for the two expansions to be consolidated with their primary community.
      Prior to acquiring the remaining interests of the general partner and the other third party limited partner in Triad I the Company had an approximate 1% limited partner’s interests in Triad I and has accounted for these investments under the equity method of accounting based on the provisions of the Triad I partnership agreement until December 31, 2003.

      In 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities” an interpretation of ARB No. 51, effective immediately for variable interest entities created after January 31, 2003 and effective as of December 31, 2003 for variable interest entities that existed prior to February 1, 2003. The Company adopted the provisions of this interpretation at December 31, 2003, and its adoption resulted in the Company consolidating the financial position of Triad I at December 31, 2003 and resulted in the Company consolidating the operations of Triad I beginning in the Company first quarter of 2004. The consolidation of Triad I under the provisions of FIN 46 as of December 31, 2003 resulted in an increase in property and equipment of $62.5 million.
      Prior to consolidation the Company accounted for Triad I and the Triad Entities under the equity method of accounting. The Company recognized losses in Triad I and the Triad Entities of $0.1 million and $0.2 million as of December 31, 2003 and 2002, respectively. The recognition of these losses have reduced the Company’s investments in Triad I and the Triad Entities to zero and additional losses of $0.5 million were recorded as a reduction to the Company’s notes receivable from the Triad Entities.
      Deferred interest income was being amortized into income over the life of the loan commitment that the Company has with Triad I and the Triad Entities. Deferred development and management fee income was being amortized into income over the expected remaining life of Triad I and Triad Entities’ partnership. All deferred items were eliminated upon consolidation/acquisition.
      The following unaudited pro forma financial information combines the results of the Company and Triad I as if the provisions of FASB Interpretation No. 46 had been applied at the beginning of fiscal 2003. The pro forma financial information is presented for informational purposes only and does not reflect the results of operations of the Company, which would have actually resulted if Triad I had been consolidated as of the dates indicated, or future results of operations of the Company (in thousands):

Year Ended
December 31,
2003

Net revenue	$80,320
Net income	$1,601
Net income per share — basic	$0.08
Net income per share — diluted	$0.08
      Effective August 18, 2004, the Company acquired from Covenant all of the outstanding stock of Covenant’s wholly owned subsidiary, CGIM. The Company paid approximately $2.3 million in cash (including closing cost of approximately $0.1 million) and issued a note with a fair value of approximately $1.1 million, subject to various adjustments set forth in the purchase agreement, to acquire all of the outstanding stock of CGIM. The note is due in three installments of approximately $0.3 million, $0.4 million and $0.7 million due on the first, third and fifth anniversaries of the closing, respectively, subject to reduction if the management fees earned from the third party owned communities with various terms are terminated and not replaced by substitute agreements during the period, and certain other adjustments. The total purchase price was $3.5 million and the acquisition was treated as a purchase of property. This acquisition resulted in the Company assuming the management contracts on 14 senior living communities with a combined resident capacity of approximately 1,800 residents. In addition, the Company has the right to acquire seven of the properties owned by Covenant (which are part of the 14 communities managed by CGIM) based on sales prices specified in the stock purchase agreement. The purchase price of $3.5 million was allocated to management contracts. The Company has not completed its analysis of this purchase and as such the purchase accounting information disclosed should be considered preliminary.
      On February 28, 2002, HCP sold its Trinity Hills community for net proceeds of $1.7 million, after the payment of settlement costs, resulting in a gain of $0.5 million. In addition, during fiscal 2002, HCP recorded a write-down of $0.8 million on its remaining community, which was classified as held for sale. In 2003, the Company sold the remaining HCP community for $1.1 million, which resulted in the recognition of a gain of $48,000 and net proceeds of $1.0 million. Subsequent to the sale of this community, HCP has been dissolved with its remaining assets transferred to a liquidating trust. In connection therewith, the Company recognized deferred revenue of $3.4 million in the fourth quarter of 2003 due to the liquidation.
Disclosures About Contractual Obligations
      The following table provides the amounts due under specified contractual obligations (including interest expense) for the periods indicated as of December 31, 2004 (in thousands):

	Less Than	One to	Four to	More Than
	One Year	Three Years	Five Years	Five Years	Total

Long-term debt	$56,189	$78,785	$168,775	$1,503	$305,252
Operating leases	496	818	64	—	1,378
Interest rate lock	—	6,909	—	—	6,909

Total contractual cash Obligations	$56,685	$86,512	$168,839	$1,503	$313,539

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
      The Company’s primary market risk is exposure to changes in interest rates on debt instruments. As of December 31, 2004, the Company had $261.8 million in outstanding debt comprised of various fixed and variable rate debt instruments of $48.6 million and $213.2 million, respectively.
      Changes in interest rates would affect the fair market value of the Company’s fixed rate debt instruments but would not have an impact on the Company’s earnings or cash flows. Fluctuations in interest rates on the Company’s variable rate debt instruments, which are tied to either LIBOR or the prime rate, would affect the Company’s earnings and cash flows but would not affect the fair market value of the variable rate debt. Each percentage point change in interest rates would increase the Company’s annual interest expense by approximately $2.1 million based on the Company’s outstanding variable debt as of December 31, 2004.

      The following table summarizes information on the Company’s debt instruments outstanding as of December 31, 2004. The table presents the principal due and weighted average interest rates by expected maturity date for the Company’s various debt instruments by fiscal year. Weighted average variable interest rates are based on the Company’s floating rate as of December 31, 2004.
      Principal Amount and Average Interest Rate by Expected Maturity Date at December 31, 2004 ($ in thousands):

								Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Value

Long-term debt:
Fixed rate debt	$3,025	$945	$1,320	$8,861	$32,943	$1,494	$48,588	$51,412
Average interest rate	4.2%	8.1%	6.3%	7.1%	8.1%	7.1%
Variable rate debt	39,217	5,000	47,661	121,301	—	—	213,179	213,179
Average interest rate	4.8%	5.3%	4.7%	5.9%	—	—
Interest rate lock	—	6,909	—	—	—	—	6,909	6,909

Total Debt							$268,676	$271,500

      The Company used interest rate swap and treasury lock agreements for purposes other than trading. On December 30, 2004, the Company settled its interest rate swap agreements by paying its lender $0.5 million and this settlement resulted in the Company recognizing a gain of $1.4 million in the income statement. Interest rate swap agreements were used to modify variable rate obligations to fixed rate obligations, thereby reducing the Company’s exposure to market rate fluctuations. The interest rate swap agreements were designed as hedges, and the effectiveness is determined by matching the principal balance and terms with that specific obligation. The interest rate swap agreements involved exchanging amounts based on variable interest rates for amounts based on fixed interest rates over the life of the agreement without the exchange of the notional amounts upon which the payments are made. The net effect of these agreements on the Company’s operating results was that the interest expense on the portion of variable rate debt being hedged is generally recorded based on fixed interest rates. These interest rate swap agreements were entered into with a major financial institution in order to minimize counterparty credit risk. The differential paid or received as rates change was accounted for under the accrual method of accounting and the amount payable to or receivable from counterparties was included as an adjustment to accrued interest. The interest rate swap agreements resulted in the Company recognizing an additional $0.9 million, $1.0 million and $0.0 million in interest expense during 2004, 2003 and 2002, respectively.
      In addition the Company, through its acquisition of the Triad Entities, is party to interest rate lock agreements, which was used to hedge the risk that the costs of future issuance of debt may be adversely affected by changes in interest rates. Under the treasury lock agreements, the Company agrees to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional principal amount of indebtedness based on the locked rate at the date when the agreement was established and the yield of a United States Government 10-Year Treasury Note on the settlement date of January 3, 2006. The notional amounts of the agreements were not exchanged. These treasury lock agreements were entered into with a major financial institution in order to minimize counterparty credit risk. The locked rates range from 7.5% to 9.1%. As a result of refinancing the underlying debt on December 30, 2004, the interest rate lock agreements no longer qualify as an interest rate hedge. This status change resulted in the Company recording a loss of $1.4 million in the income statement. The Company now reflects the interest rate lock agreements at fair value in the Company’s balance sheet (as a long-term liability) and related gains and losses are recognized in the income statement. In addition, the Company has the ability settle the treasury lock liability by converting the liability to a five-year note at any time prior to the treasury lock settlement date of January 3, 2006. Prior to refinancing the underlying debt, the treasury lock agreements were reflected at fair value in the Company’s balance sheet (Other long term liabilities) and the related gains or losses on these agreements were deferred in stockholders’ equity (as a component of other comprehensive income). Accumulated other comprehensive income at December 31, 2004, 2003 and 2002 was $0.0 million, $0.7 million and $0.0 million, respectively. During 2004, the Company recognized other comprehensive loss of $0.7 million from the change in fair value of the interest rate and treasury lock agreements.

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
Effectiveness of Controls and Procedures
      The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
      There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Internal Controls Over Financial Reporting
Management’s Report On Internal Control Over Financial Reporting
      Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal controls were designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.
      Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, an independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears in Item 15 of this Annual Report.

Item 9B.	Other Information.
      Not Applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
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
PART IV

Item 15.	Exhibits and Financial Statement Schedules
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

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on March 10, 2005.

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

Signature	Title	Date

/s/ Lawrence A. Cohen Lawrence A. Cohen	Chief Executive Officer and Vice Chairman of the Board (Principal Executive Officer)	March 9, 2005

/s/ James A. Stroud James A. Stroud	Chairman of the Company and Chairman of the Board	March 9, 2005

/s/ Keith N. Johannessen Keith N. Johannessen	President and Chief Operating Officer and Director	March 9, 2005

/s/ Ralph A. Beattie Ralph A. Beattie	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2005

/s/ Craig F. Hartberg Craig F. Hartberg	Director	March 9, 2005

/s/ Jill M. Krueger Jill M. Krueger	Director	March 9, 2005

/s/ James A. Moore James A. Moore	Director	March 9, 2005

/s/ Victor W. Nee Dr. Victor W. Nee	Director	March 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Capital Senior Living Corporation
      We have audited the accompanying consolidated balance sheets of Capital Senior Living Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Senior Living Corporation at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Capital Senior Living Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005, expressed an unqualified opinion thereon.

Ernst & Young LLP
Dallas, Texas
March 8, 2005

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$19,515	$6,594
Restricted cash	—	7,187
Accounts receivable, net	2,073	1,295
Accounts receivable from affiliates	1,220	604
Federal and state income taxes receivable	2,572	994
Deferred taxes	642	385
Assets held for sale	1,008	—
Property tax and insurance deposits	2,731	1,855
Prepaid expenses and other	2,766	2,437

Total current assets	32,527	21,351
Property and equipment, net	381,051	380,115
Deferred taxes	7,011	6,554
Notes receivable from affiliates	—	4,981
Investments in limited partnerships	3,202	1,762
Assets held for sale	1,026	2,391
Other assets, net	6,358	4,179

Total assets	$431,175	$421,333

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,162	$1,931
Accounts payable to affiliates	318	—
Accrued expenses	7,478	6,838
Current portion of notes payable	42,242	23,488
Customer deposits	1,936	1,929

Total current liabilities	54,136	34,186
Deferred income	680	112
Deferred income from affiliates	125	102
Other long-term liabilities	6,909	6,736
Notes payable, net of current portion	219,526	255,549
Minority interest in consolidated partnership	252	281
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares — 65,000
Issued and outstanding shares — 25,751 and 19,847 in 2004 and 2003, respectively	258	198
Additional paid-in capital	124,963	92,336
Retained earnings	24,326	31,833

Total shareholders’ equity	149,547	124,367

Total liabilities and shareholders’ equity	$431,175	$421,333

See accompanying notes.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Revenues:
Resident and health care revenue	$90,544	$62,564	$57,574
Rental and lease income	—	—	37
Unaffiliated management services revenue	726	336	1,069
Affiliated management services revenue	1,992	3,236	2,062
Affiliated development fees	—	189	740

Total revenues	93,262	66,325	61,482
Expenses:
Operating expenses	57,801	40,208	32,851
General and administrative expenses	16,523	12,343	11,557
Provision for bad debts	198	168	267
Depreciation and amortization	12,009	7,791	5,846

Total expenses	86,531	60,510	50,521

Income from operations	6,731	5,815	10,961
Other income (expense):
Interest income	572	4,278	5,968
Interest expense	(15,769)	(12,481)	(10,749)
(Loss) gain on sale of properties	(37)	6,751	1,876
Debt restructuring / derivative costs:
Write-off of deferred loan costs	(824)	—	—
Gain on interest rate swap agreement	1,435	—	—
Loss on treasury rate lock agreement	(1,356)	—	—
Other income	182	3,616	69

(Loss) income before income taxes and minority interest in consolidated partnership	(9,066)	7,979	8,125
Benefit (provision) for income taxes	2,270	(3,098)	(3,015)

(Loss) income before minority interest in consolidated Partnership	(6,796)	4,881	5,110
Minority interest in consolidated partnership	38	109	(428)

Net (loss) income	$(6,758)	$4,990	$4,682

Per share data:
Basic (loss) earnings per share	$(0.27)	$0.25	$0.24

Diluted (loss) earnings per share	$(0.27)	$0.25	$0.24

Weighted average shares outstanding — basic	25,213	19,784	19,726

Weighted average shares outstanding — diluted	25,213	19,975	19,917

See accompanying notes.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional
			Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

	(In thousands)
Balance at January 1, 2002.	19,717	$197	$91,935	$21,412	$113,544
Exercise of stock options	20	—	41	—	41
Non cash compensation	—	—	14	—	14
Net income	—	—	—	4,682	4,682

Balance at December 31, 2002.	19,737	$197	$91,990	$26,094	$118,281
Exercise of stock options	110	1	346	—	347
Other comprehensive income:
Net income	—	—	—	4,990	4,990
Unrealized gain on interest rate lock	—	—	—	749	749

Total other comprehensive income	—	—	—	5,739	5,739

Balance at December 31, 2003.	19,847	$198	$92,336	$31,833	$124,367
Exercise of stock options	154	2	528	—	530
Secondary stock offering, net of offering costs of $2.3 million	5,750	58	32,099	—	32,157
Other comprehensive loss:
Net loss	—	—	—	(6,758)	(6,758)
Unrealized loss on interest rate lock	—	—	—	(749)	(749)

Total other comprehensive loss	—	—	—	(7,507)	(7,507)

Balance at December 31, 2004.	25,751	$258	$124,963	$24,326	$149,547

See accompanying notes.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Operating Activities
Net (loss) income	$(6,758)	$4,990	$4,682
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	11,865	7,791	5,846
Amortization	144	—	—
Amortization of deferred financing charges	903	1,080	867
Minority interest in consolidated partnership	(38)	(109)	428
Deferred income from affiliates	23	(340)	(556)
Deferred income	568	96	(500)
Deferred income from liquidation of HCP partnership	—	(3,406)	—
Deferred income taxes	(714)	1,605	2,805
Equity in the earnings of affiliates	(182)	(210)	(69)
Loss (gain) on sale of properties	37	(6,751)	(1,876)
Gain on interest rate swap and treasury lock agreements	(79)	—	—
Write-down of assets held for sale	—	—	863
Provision for bad debts	198	168	267
Write-off of deferred loan costs	824	—	—
Non cash compensation	—	—	14
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(881)	(364)	(290)
Accounts receivable from affiliates	(616)	47	(218)
Property tax and insurance deposits	(876)	(380)	805
Prepaid expenses and other	312	(785)	54
Other assets	542	1,122	91
Accounts payable	116	(917)	(492)
Accrued expenses	170	(1,152)	1,332
Federal and state income taxes receivable/payable	(1,416)	170	(20)
Customer deposits	81	(114)	(121)

Net cash provided by operating activities	4,223	2,541	13,912
Investing Activities
Capital expenditures	(2,391)	(1,591)	(2,199)
Net cash acquired in acquisition of Spring Meadows joint ventures	838	—	—
Net cash acquired in acquisition of the Triad Entities	—	122	—
Net cash upon the purchase in 2004 / consolidation in 2003 of Triad I	(4,000)	832	—
Net cash paid in the acquisition of CGIM	(2,317)	—	—
Proceeds from sale of assets	516	5,458	5,187
Proceeds from sale of assets to BRE/ CSL	—	3,088	7,287
Advances to affiliates	(391)	(7,381)	(22,441)
Investments in limited partnerships	149	197	7,335

Net cash (used in) provided by investing activities	(7,596)	725	(4,831)
Financing Activities
Proceeds from notes payable	132,005	5,114	4,823
Repayments of notes payable	(153,813)	(18,480)	(6,823)
Restricted cash	7,187	5,169	(2,390)
Cash proceeds from the exercise of stock options	368	256	35
Cash proceeds from common stock offering	32,157	—	—
Cash paid to settle interest rate swap agreement	(497)	—	—
Refund from (distributions to) minority partners	9	(296)	(2,127)
Deferred financing charges paid	(1,122)	(203)	(806)

Net cash provided by (used in) financing activities	16,294	(8,440)	(7,288)

Increase (decrease) in cash and cash equivalents	12,921	(5,174)	1,793
Cash and cash equivalents at beginning of year	6,594	11,768	9,975

Cash and cash equivalents at end of year	$19,515	$6,594	$11,768

Supplemental Disclosures
Cash paid during the year for:
Interest	$15,223	$11,503	$9,308

Income taxes	$942	$1,748	$2,374

See accompanying notes.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

1.	Organization
      Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior living communities throughout the United States. As of December 31, 2004, the Company operated 54 senior living communities in 20 states with an aggregate capacity of approximately 8,700 residents, including 39 senior living communities which the Company owned or in which the Company had an ownership interest and 15 communities it managed for third parties. As of December 31, 2004, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents and Restricted Cash
      The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. The Company has deposits in banks that exceed Federal Deposit Insurance Corporation insurance limits. Management believes that credit risk related to these deposits is minimal. Cash and cash equivalents, at December 31, 2004 and 2003, includes the cash and cash equivalents of the HealthCare Properties, L.P. (“HCP”) of $0.6 million and $0.7 million, respectively. Restricted cash represented amounts held in deposits that were required as collateral under the terms of certain loan agreements.

Long-Lived Assets
      Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives are 10 to 40 years for buildings and building improvements, 5 to 20 years for land improvements and 5 to 10 years for furniture, equipment and automobiles.
      At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers external factors relating to each asset, including contract changes, local market developments, and other publicly available information. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount the carrying value exceeds the fair market value, generally based on discounted cash flows, of the long-lived asset. The Company analyzed certain long-lived assets with operating losses, under the undiscounted cash flow method, for impairment. The Company does not believe there are any indicators that would require and the cash flow analysis did not require an adjustment to the carrying value of the property and equipment or their remaining useful lives as of December 31, 2004 and 2003.

Assets Held for Sale
      The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The Company has four parcels of land held for sale at December 31, 2004, two of which are under contract and expected to be sold during fiscal 2005. The fair value of these properties is generally determined based on market rates,

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
industry trends and recent comparable sales transactions. The actual sales price of these assets could differ significantly from the Company’s estimates.
      The Company estimates the four parcels of land that were held for sale at December 31, 2004, have an aggregate fair value, net of costs of disposal that exceeds the carrying value of $2.0 million. The amounts the Company will ultimately realize could differ materially from this estimate.
      During 2004, the Company sold one parcel of land that was held for sale and reclassified $1.0 million relating to two parcels of land that are under contract and expected to sell during fiscal 2005 to current assets on the Company’s balance sheet. During 2003, the Company sold one parcel of land and one community that were held for sale. During 2002, the Company sold one parcel of land and forgave $0.7 million of notes receivable with a certain partnership in exchange for one parcel of land, which the Company classified as held for sale. In addition during 2002, the Company recorded a write-down of $0.8 million on a community owned by HCP. This write-down is reflected as operating expenses in the statement of operations.

Investments in Partnerships and Joint Ventures
      BRE/ CSL: The Company has formed three joint ventures (collectively “BRE/ CSL”) with an affiliate of Blackstone Real Estate Advisors (“Blackstone”), and the joint ventures seek to acquire senior housing properties. BRE/ CSL is owned 90% by Blackstone and 10% by the Company. The Company accounts for its investment in BRE/ CSL under the equity method of accounting. The Company recorded its investment at cost and will adjust its investment for its share of earnings and losses of BRE/ CSL. The Company defers 10% of its management fee income earned from BRE/ CSL. Deferred management fee income is being amortized into income over the term of the Company’s management contract. As of December 31, 2004, the Company had deferred income of $0.1 million relating to BRE/ CSL.
      Spring Meadows: In December 2002, the Company acquired from affiliates of LCOR Incorporated (“LCOR”) its approximate 19% member interests in the four joint ventures, which own four communities (the “Spring Meadows Communities”) as well as loans made by LCOR to the joint ventures for $0.9 million in addition to funding $0.4 million for working capital and anticipated negative cash requirements of the communities. The Company’s interests in the four joint ventures that own the Spring Meadows Communities included interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. The Company accounted for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company had the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest.
      In November 2004, the Company acquired Lehman Brothers’ (“Lehman”) interest in the four joint ventures that own the Spring Meadows Communities and simultaneously sold the Spring Meadows Communities to four joint ventures (collectively “SHPII/ CSL”), which are owned 95% by Senior Housing Partners II (“SHPII”), a fund managed by Prudential Real Estate Advisors (“Prudential”) and 5% by the Company. As a result these transactions, the Company paid $1.1 million for Lehman’s interest in the joint ventures, received $0.9 million in net assets and wrote-off the remainder totaling $0.2 million. In addition, the Company contributed $1.3 million to SHPII/ CSL for its 5% interest. The Company accounts for its investment in SHPII/ CSL under the equity method of accounting and recorded its investment at cost and will adjust its investment for its share of earnings and losses of SHPII/ CSL. The Company defers 5% of its management fee income earned from SHPII/ CSL. Deferred management fee income is being amortized into income over the term of the Company’s management contract. As of December 31, 2004, the Company had deferred income of approximately $4,000 relating to SHPII/ CSL.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001 and will continue to manage the communities under long-term management contracts with SHPII/ CSL
      Triad Entities: Effective as of July 1, 2003, the Company acquired the partnership interest of the general partners and the other third party limited partners’ interests in the Triad Senior Living II, L.P., Triad Senior Living III, L.P., Triad Senior Living IV, L.P. and Triad Senior Living V, L.P. (collectively the “Triad Entities”) for $1.3 million in cash, $0.4 million in notes payable and the assumption of all outstanding debt and liabilities. The total purchase price was $194.4 million and the acquisition was treated as a purchase of property. The Company now wholly owns each of the Triad Entities. This acquisition resulted in the Company acquiring 12 senior living communities owned by the Triad Entities with a combined resident capacity of approximately 1,670 residents. Subsequent to the end of the Company’s third quarter of 2003, the Company repaid the $0.4 million in notes payable related to this acquisition. Prior to this acquisition, the Company owned 1% of the limited partnership interests and managed the Triad Entities under a series of long-term management contracts.
Triad I: Effective as of November 30, 2004, the Company acquired Lehman’s approximate 81% limited partner’s interest in Triad Senior Living I, LP (Triad I) for $4.0 million in cash and the issuance of a note with a net present value of $2.8 million. In addition, the Company acquired the general partner’s interest in Triad I by assuming a $3.6 million note payable from the general partner to a subsidiary of the Company. The acquisition was recorded as a purchase of property. The entire purchase price of $10.4 million was recorded as a step-up in basis of the property as Triad I had been previously consolidated under FIN 46 as of December 31, 2003. These transactions resulted in the Company now wholly owning Triad I. Triad I owns five Waterford senior living communities and two expansions. The two expansions were subsequently deeded to a subsidiary of the Company in order for the two expansions to be consolidated with their primary community.
      Prior to acquiring the remaining interests of the general partner and the other third party limited partner in Triad I, the Company had an approximate 1% limited partner’s interest in Triad I and has accounted for these investments under the equity method of accounting based on the provisions of the Triad I partnership agreement until December 31, 2003.
      In 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, revised December 2003, (“FIN 46”) “Consolidation of Variable Interest Entities”, an interpretation of ARB No. 51, effective immediately for variable interest entities created after January 31, 2003 and effective as of December 31, 2003, for variable interest entities that existed prior to February 1, 2003. The Company adopted the provisions of this interpretation, as of December 31, 2003, which resulted in the Company consolidating Triad I’s financial position as of December 31, 2003 and resulted in the Company consolidating Triad I’s results of operations beginning January  1, 2004. The consolidation of Triad I under the provisions of FIN 46 as of December 31, 2003 resulted in an increase in property and equipment of $62.5 million.
      The Company had loan commitments to Triad I for construction and pre-marketing expenses, in addition to requirements to fund Triad I’s operating deficits through operating deficit guarantees provided for in its management agreements with Triad I and other advances, totaling $16.4 million at December 31, 2003 (which were eliminated upon consolidation at December 31, 2003). The Company evaluated the carrying value of these receivables by comparing the cash flows expected from the operations of Triad I to the carrying value of the receivables. These cash flow models considered lease-up rates, expected operating costs, debt service requirements and various other factors. In addition, the Company entered into a support agreement with Triad I during the third quarter of 2002, whereby each of the Triad Entities agreed to loan excess cash flow of such Triad Entity to any one or more of Triad I or any of the Triad Entities.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Revenues from the Medicare and Medicaid programs accounted for 8%, 9%, and 8% in 2004, 2003 and 2002, respectively of the Company’s net revenues. One community is a provider of services under the Medicaid program. Accordingly, the community is entitled to reimbursement under the foregoing program at established rates that are lower than private pay rates. Patient service revenue for Medicaid patients is recorded at the reimbursement rates as the rates are set prospectively by the state upon the filing of an annual cost report. Two communities are providers of services under the Medicare program and are entitled to payment under the foregoing programs in amounts determined based on established rates that differ from private pay rates. Revenue from the Medicare program is recorded at established rates and adjusted for differences between such rates and estimated amounts payable from the program. Any differences between estimated and actual reimbursements are included in operations in the year of settlement and have not been material.
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
      Management services revenue, resident and healthcare revenue and development fees are recognized when earned. Management services revenue relates to providing certain management and administrative support services under management contracts, which have terms expiring through 2022. Management services revenue is shown net of reimbursed expenses. The reimbursed expenses from affiliates were $12.3 million, $21.5 million and $18.5 million, for the years ended December 31, 2004, 2003 and 2002, respectively. Reimbursed expenses from unaffiliated parties were $3.4 million, $0.3 million, and $6.9 million, for the years ended December 31, 2004, 2003 and 2002, respectively.
      The Company’s management contracts include contingent management services revenue, usually based on exceeding certain gross revenue targets. These contingent revenues are recognized based on actual results according to the calculations specified in the various management agreements.

Swap Agreements
      The Company used interest rate swap and treasury lock agreements for purposes other than trading. On December 30, 2004, the Company settled its interest rate swap agreements by paying its lender $0.5 million and this settlement resulted in the Company recognizing a gain of $1.4 million in the income statement. Interest rate swap agreements were used to modify variable rate obligations to fixed rate obligations, thereby reducing the Company’s exposure to market rate fluctuations. The interest rate swap agreements were designed as hedges, and the effectiveness is determined by matching the principal balance and terms with that specific obligation. The interest rate swap agreements involved exchanging amounts based on variable interest

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
rates for amounts based on fixed interest rates over the life of the agreement without the exchange of the notional amounts upon which the payments are made. The net effect of these agreements on the Company’s operating results was that the interest expense on the portion of variable rate debt being hedged is generally recorded based on fixed interest rates. These interest rate swap agreements were entered into with a major financial institution in order to minimize counterparty credit risk. The differential paid or received as rates change was accounted for under the accrual method of accounting and the amount payable to or receivable from counterparties was included as an adjustment to accrued interest. The interest rate swap agreements resulted in the Company recognizing an additional $0.9 million, $1.0 million and $0.0 million in interest expense during 2004, 2003 and 2002, respectively.
      In addition the Company, through its acquisition of the Triad Entities, is party to interest rate lock agreements, which was used to hedge the risk that the costs of future issuance of debt may be adversely affected by changes in interest rates. Under the treasury lock agreements, the Company agrees to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional principal amount of indebtedness based on the locked rate at the date when the agreement was established and the yield of a United States Government 10-Year Treasury Note on the settlement date of January 3, 2006. The notional amounts of the agreements were not exchanged. These treasury lock agreements were entered into with a major financial institution in order to minimize counterparty credit risk. The locked rates range from 7.5% to 9.1%. As a result of refinancing the underlying debt on December 30, 2004, the interest rate lock agreements no longer qualify as an interest rate hedge. This status change resulted in the Company recording a loss of $1.4 million in the income statement. The Company now reflects the interest rate lock agreements at fair value in the Company’s balance sheet (as a long-term liability) and related gains and losses are recognized in the income statement. In addition, the Company has the ability settle the treasury lock liability by converting the liability to a five-year note at any time prior to the treasury lock settlement date of January 3, 2006. Prior to refinancing the underlying debt, the treasury lock agreements were reflected at fair value in the Company’s balance sheet (Other long term liabilities) and the related gains or losses on these agreements were deferred in stockholders’ equity (as a component of other comprehensive income). Accumulated other comprehensive income at December 31, 2004, 2003 and 2002 was $0.0 million, $0.7 million and $0.0 million, respectively. During 2004, the Company recognized other comprehensive loss of $0.7 million from the change in fair value of the interest rate and treasury lock agreements.

Credit Risk
      The Company’s resident receivables are generally due within 30 days. Credit losses on resident receivables have been within management’s expectations, and management believes that the allowance for doubtful accounts adequately provides for any expected losses.

Advertising
      Advertising is expensed as incurred. Advertising expenses for the years ended December 31, 2004, 2003 and 2002 were $5.1 million, $3.6 million and $2.5 million, respectively.

Net (Loss) Income Per Share
      Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share considers the dilutive effect of outstanding options calculated using the treasury stock method. The average daily price of the stock during 2004, 2003 and 2002 was $5.46, $3.73 and $2.39, respectively, per share and the number of options that were anti-dilutive at December 31, 2004, 2003 and 2002, and excluded from the diluted earnings per share calculation were 1.3 million, 0.6 million and 1.1 million, respectively. Options were not dilutive in fiscal 2004 as the Company reported a net loss.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table set forth the computation of basic and diluted net (loss) income per share (in thousands, except for per share amounts):

	Year Ended December 31,

	2004	2003	2002

Net (loss) income	$(6,758)	$4,990	$4,682

Weighted average shares outstanding — basic	25,213	19,784	19,726
Effect of dilutive securities:
Employee stock options	—	191	191

Weighted average shares outstanding — diluted	25,213	19,975	19,917

Basic (loss) earnings per share	$(0.27)	$0.25	$0.24

Diluted (loss) earnings per share	$(0.27)	$0.25	$0.24

Stock-Based Compensation
      On December 16, 2004, the Financial Accounting Standards Board issued FASB Statement No. 123, revised 2004 (“Statement 123(R)”), Share-Based Payment, which is a revision of FASB Statement 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) is effective for public entities in the first interim or annual reporting period beginning after June 15, 2005.
      Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      The Company plans to adopt Statement 123(R) using the modified-retrospective method, restating only the prior interim periods of the current year.
      As permitted by Statement 123 the Company currently accounts for share-based payments to employees using Opinions 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s result of operations, although it will have no impact on the Company’s financial position. The impact of the adoption of Statement 123(R) cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of the standard would have approximated the impact of Statement 123 as described below in the disclosure of pro forma net income and earnings per share. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0.2 million, $0.1 million, and $6,000 in fiscal 2004, 2003 and 2002, respectively.
      The Company currently has elected to follow the intrinsic value method in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee and director stock options. In accordance with APB 25, since the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, generally no compensation expense is recognized. Stock option grants to non-employees are accounted for in accordance with the fair value method of FASB 123.
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
      Pro forma information regarding net income per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for 2004, 2003 and 2002, respectively: risk free interest rate of 4.6 percent for all years; dividend yields of zero percent for all years; expected lives of seven and one-half years for all years; and volatility factors of the expected market price of the Company’s common stock of 54.4, 58.3, and 57.4 percent. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Net (loss) income
As reported	$(6,758)	$4,990	$4,682
Less: fair value stock option expense, net of tax	(696)	(438)	(745)

Pro forma	$(7,454)	$4,552	$3,937

Net (loss) income per share — basic
As reported	$(0.27)	$0.25	$0.24
Less: fair value stock option expense, net of tax	(0.03)	(0.02)	(0.04)

Pro forma	$(0.30)	$0.23	$0.20

Net (loss) income per share — diluted
As reported	$(0.27)	$0.25	$0.24
Less: fair value stock option expense, net of tax	(0.03)	(0.02)	(0.04)

Pro forma	$(0.30)	$0.23	$0.20

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

Critical Accounting Policies and Use of Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related footnotes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions. The Company believes revenue recognition, investments in limited partnerships, long-lived assets and assets held for sale are its most critical accounting policies and require management’s most difficult, subjective and complex judgments.

3.	Transactions with Affiliates
      BRE/CSL: The Company formed BRE/CSL with Blackstone in December 2001, and the joint ventures seek to acquire senior housing properties. BRE/CSL is owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint ventures, each of the Company and Blackstone must approve any

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
acquisitions made by BRE/CSL. Each party must also contribute its pro rata portion of the costs of any acquisition.
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
      In addition, on June 30, 2003, the Company contributed to BRE/CSL one of its senior living communities with a capacity of 182 residents. As a result of the contribution the Company repaid $7.4 million of long-term debt, received $3.1 million in cash from BRE/CSL, and has a 10% equity interest in BRE/CSL of $0.4 million resulting in the recognition of a gain of $3.4 million. As part of the contribution to BRE/CSL, the Company guaranteed 25%, or $1.9 million, of BRE/CSL’s debt with Bank One. The Company made this guarantee to induce Bank One to allow the debt to be assumed by BRE/CSL. The Company estimates the carrying value of its obligation under this guarantee as nominal.
      The Company manages the six communities owned by BRE/CSL under long-term management contracts. The Company accounts for the BRE/CSL investment under the equity method of accounting and the Company recognized earnings in the equity of BRE/CSL of $0.3 million, $0.3 million and $0.2 million for the year ended December 31, 2004, 2003 and 2002, respectively. The Company has deferred $0.1 million of management services revenue as a result of its 10% interest in the BRE/CSL joint venture.
      Spring Meadows: In December 2002, the Company acquired from affiliates of LCOR its approximate 19% member interests in the four joint ventures, which own the Spring Meadows Communities as well as loans made by LCOR to the joint ventures for $0.9 million in addition to funding $0.4 million for working capital and anticipated negative cash requirements of the communities. The Company’s interests in the four joint ventures that own the Spring Meadows Communities included interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. The Company accounted for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements and the Company recognized a loss in the equity of the Spring Meadows Communities of $0.1 million for the year ended December 31, 2004. The Company had the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest.
      In November 2004, the Company formed SHPII/CSL with Prudential. Effective as of November 30, 2004, the Company acquired Lehman’s interest in four joint ventures that own the Spring Meadows Communities and simultaneously sold the Spring Meadows Communities to SHPII/CSL, which is owned 95% by SHPII and 5% by the Company. As a result these transactions, the Company paid $1.1 million for Lehman’s interest in the joint ventures, received $0.9 million in net assets and wrote-off the remainder totaling $0.2 million. In addition, the Company contributed $1.3 million to SHPII/CSL for its 5% interest. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $13,000 for the year ended December 31, 2004. The Company defers 5% of its management fee income earned from SHPII/CSL. Deferred management fee income is being amortized into income over the term of the Company’s management contract. As of December 31, 2004, the Company had deferred income of approximately $4,000 relating to SHPII/CSL.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Triad I: Effective as of November 30, 2004, the Company acquired Lehman’s approximate 81% limited partner’s interest in Triad I for $4.0 million in cash and the issuance of a note with a net present value of $2.8 million. In addition, the Company acquired the general partner’s interest in Triad I by assuming a $3.6 million note payable from the general partner to a subsidiary of the Company. These transactions resulted in the Company now wholly owning Triad I. Triad I owns five Waterford senior living communities and two expansions. The two expansions were subsequently deeded to a subsidiary of the Company in order for the two expansions to be consolidated with their primary community.
      Triad Entities: Effective as of July 1, 2003, the Company acquired the partnership interest of the general partners and the other third party limited partners’ interests in the Triad Entities for $1.3 million in cash, $0.4 million in notes payable and the assumption of all outstanding debt and liabilities. The total purchase price was $194.4 million and the acquisition was treated as a purchase of property. The Company now wholly owns each of the Triad Entities. This acquisition resulted in the Company acquiring the 12 senior living communities owned by the Triad Entities with a combined resident capacity of approximately 1,670 residents. Subsequent to the end of the Company’s third quarter of 2003, the Company repaid the $0.4 million in notes payable related to this acquisition. Prior to the acquisition of the Triad Entities the Company accounted for its investments in the Triad Entities under the equity method of accounting.

4.	Acquisitions
      Triad I: Effective as of November 30, 2004, the Company acquired Lehman’s approximate 81% limited partner’s interest in Triad I for $4.0 million in cash and the issuance of a note with a net present value of $2.8 million. In addition, the Company acquired the general partner’s interest in Triad I by assuming a $3.6 million note payable from the general partner to a subsidiary of the Company. The acquisition was recorded as a purchase of property. The entire purchase price of $10.4 million was recorded as a step-up in basis of the property as Triad I had been previously consolidated under FIN 46 as of December 31, 2003. These transactions resulted in the Company now wholly owning Triad I. Triad I owns five Waterford senior living communities and two expansions. The two expansions were subsequently deeded to a subsidiary of the Company in order for the two expansions to be consolidated with their primary community.
      Prior to acquiring the remaining interests of the general partner and the other third party limited partner the Company had an approximate 1% limited partner’s interest in Triad I and has accounted for these investments under the equity method of accounting based on the provisions of the Triad I partnership agreement until December 31, 2003.
      In 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities” an interpretation of ARB No. 51, effective immediately for variable interest entities created after January 31, 2003 and effective as of December 31, 2003 for variable interest entities that existed prior to February  1, 2003. The Company adopted the provisions of this interpretation at December 31, 2003, and its adoption resulted in the Company consolidating the financial position of Triad I at December 31, 2003 and resulted in the Company consolidating the operations of Triad I beginning in the Company first quarter of 2004. The consolidation of Triad I under the provisions of FIN 46 as of December 31, 2003 resulted in an increase in property and equipment of $62.5 million.
      Prior to consolidation the Company accounted for Triad I and the Triad Entities under the equity method of accounting. The Company recognized losses in Triad I and the Triad Entities of $0.1 million and $0.2 million as of December 31, 2003 and 2002, respectively. The recognition of these losses have reduced the Company’s investments in Triad I and the Triad Entities to zero and additional losses of $0.5 million were recorded as a reduction to the Company’s notes receivable from the Triad Entities.
      Deferred interest income was being amortized into income over the life of the loan commitment that the Company has with Triad I and the Triad Entities. Deferred development and management fee income was

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
being amortized into income over the expected remaining life of Triad I and Triad Entities’ partnership. All deferred items were eliminated upon consolidation/ acquisition.
      The following unaudited pro forma financial information combines the results of the Company and Triad I as if the provisions of FASB Interpretation No. 46 had been applied at the beginning of fiscal 2003. The pro forma financial information is presented for informational purposes only and does not reflect the results of operations of the Company, which would have actually resulted if Triad I had been consolidated as of the dates indicated, or future results of operations of the Company (in thousands):

Year Ended
December 31,
2003

Net revenue	$80,320
Net income	$1,601
Net income per share — basic	$0.08
Net income per share — diluted	$0.08
      CGIM: Effective August 18, 2004, the Company acquired from Covenant Group of Texas (“Covenant”) all of the outstanding stock of Covenant’s wholly owned subsidiary, CGI Management, Inc. (“CGIM”). The Company paid approximately $2.3 million in cash (including closing cost of approximately $0.1 million) and issued a note with a fair value of approximately $1.1 million, subject to various adjustments set forth in the purchase agreement, to acquire all of the outstanding stock of CGIM. The note is due in three installments of approximately $0.3 million, $0.4 million and $0.7 million due on the first, third and fifth anniversaries of the closing, respectively, subject to reduction if the management fees earned from the third party owned communities with various terms are terminated and not replaced by substitute agreements during the period, and certain other adjustments. The total purchase price was $3.5 million and the acquisition was treated as a purchase. This acquisition resulted in the Company assuming the management contracts on 14 senior living communities with a combined resident capacity of approximately 1,800 residents. In addition, the Company has the right to acquire seven of the properties owned by Covenant (which are part of the 14 communities managed by CGIM) based on sales prices specified in the stock purchase agreement.
      The purchase price of $3.5 million was allocated to management contracts. The Company has not completed its analysis of this purchase and as such the purchase accounting information disclosed should be considered preliminary. Management contract rights are included in other assets on the consolidated balance sheet. The Company is amortizing the management contract rights over the remaining life of the management contracts acquired and accumulated amortization was $0.1 million at December 31, 2004.
      Triad Entities: Effective as of July 1, 2003, the Company acquired the partnership interest of the general partners and the other third party limited partners’ interests in the Triad Entities for $1.3 million in cash, $0.4 million in notes payable and the assumption of all outstanding debt and liabilities ($109.6 million bank debts, $73.2 million debt due to the Company, and $9.9 million net working capital liabilities). The total purchase price was $194.4 million and the acquisition was treated as a purchase of property. The Company now wholly owns each of the Triad Entities. This acquisition resulted in the Company acquiring ownership of 12 senior living communities with a combined resident capacity of approximately 1,670 residents. Prior to the acquisition the Company had developed the properties owned by and managed the Triad Entities. Subsequent to the end of the Company’s third quarter of 2003, the Company repaid the $0.4 million in notes payable related to this acquisition.

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

Year Ended
December 31,
2003

Net revenue	$75,449
Net income	$778
Net income per share — basic	$0.04
Net income per share — diluted	$0.04

5.	Property and Equipment
      Property and equipment consists of the following (in thousands):

	December 31,

	2004	2003

Land	$24,063	$24,063
Land improvements	653	513
Buildings and building improvements	377,188	366,571
Furniture and equipment	12,546	12,297
Automobiles	451	419

	414,901	403,863
Less accumulated depreciation	33,850	23,748

Property and equipment, net	$381,051	$380,115

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Effective as of November 30, 2004, the Company acquired the partnership interest owned by non-Company parties in Triad I. The acquisition was treated as a purchase of property and resulted in an increase in property and equipment of $10.4 million. Prior to acquiring the remaining partnership interests the Company consolidated Triad I under the provisions of FASB Interpretation No. 46, effective December 31, 2003, which, resulted in an increase in property and equipment of $62.5 million. During 2004, the Company sold one parcel of land for $0.5 million, which resulted in the recognition of a gain of $0.2 million and net proceeds of $0.5 million.
      In July 2003, the Company acquired the partnership interests owned by non-Company parties in the Triad Entities. The acquisition of the Triad Entities was treated as a purchase of property and resulted in an increase in property and equipment of $182.6 million. During 2003, the Company sold two communities and two parcels of land for $14.2 million, resulting in the recognition of a gain of $3.4 million and net proceeds of $5.5 million. In addition, in June 2003, the Company contributed to BRE/ CSL one of its senior living communities with a capacity of 182 residents. As a result of the contribution the Company repaid $7.4 million of long-term debt, received $3.1 million in cash from BRE/ CSL, and has a 10% equity interest in BRE/ CSL of $0.4 million, resulting in the recognition of a gain of $3.4 million.
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

6.	Accrued Expenses
      Accrued expenses consists of the following (in thousands):

	December 31,

	2004	2003

Accrued salaries, bonuses and related expenses	$2,009	$1,701
Accrued property taxes	3,331	2,901
Accrued interest	628	1,026
Accrued health claims	882	774
Other	628	436

	$7,478	$6,838

7.	Notes Payable
      Notes payable consists of the following:

	December 31,

	2004	2003

	(In thousands)
Prudential mortgage loans, bearing interest ranging from 7.08% to 7.69%, payable in monthly installments of principal and interest of $0.1 million, maturing on various dates thru January 2010, secured by a certain property with a net book value of $9.5 million at December 31, 2004	$7,388	$7,555

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2004	2003

	(In thousands)
Lehman mortgage loan, bearing interest at 8.20%, payable in monthly installments of principal and interest of $0.3 million, maturing on September 2009, secured by certain properties with a net book value of $48.3 million at December 31, 2004	35,370	35,985
Insurance premium financings, bearing interest ranging from 3.47%, to 5.0% payable in monthly installments of principal and interest of $0.3 million, maturing on various dates through August 2005	1,894	2,221
GMAC mortgage loans, bearing interest at LIBOR plus 350 and 240 in fiscal 2004 and 2003, respectively (5.92% and 3.47% at December 31, 2004 and 2003, respectively), payable in monthly installments of principal and interest of $0.8 million, maturing in January 2008, secured by certain properties with a net book value of $193.4 million at December 31, 2004	128,409	86,668
GMAC mortgage loans, bearing interest at LIBOR plus 240 (4.69% and 3.47% at December 31, 2004 and 2003, respectively), payable in monthly installments of principal and interest of $0.2 million, maturing in September 2005, secured by certain properties with a net book value of $49.5 million at December 31, 2004	34,585	35,657
Guaranty mortgage loans, bearing interest at LIBOR, plus 225 basis points (4.64% and 3.38% at December 31, 2004 and 2003, respectively), payable in monthly installments of principal and interest of $0.4 million, maturing on January 2007, secured by certain properties with a net book value of $80.4 million at December 31, 2004	50,186	52,743
Covenant Group of Texas, Inc. acquisition financing bearing no interest (face amount $1.4 million, discounted 5.7%) and payable in three installment of $0.3 million, $0.5 million and $0.7 million on August 18, 2005, 2007 and 2009, respectively	1,134	—
Lehman Brothers acquisition financing bearing no interest (discounted 5.7%). The note will be deemed paid in full under any of the following three conditions: 1) the Company makes a payment of $3.5 million before November 29, 2008; 2) the Company makes a payment of $4.3 million before November 29, 2009; or 3) the Company makes a payment of $5.0 million before November 29, 2010	2,802	—
Newman collateralized loans, bearing interest at LIBOR (floor of 3.5%), plus 550 basis points (9.0% at December 31,2003)	—	5,300
Key Bank mortgage loans, bearing interest at 7.4%	—	25,677
Compass mortgage loans, bearing interest at LIBOR, plus 225 basis points (3.41% at December 31, 2003)	—	18,627
Bank of America mortgage loans, bearing interest at prime, plus 100 basis points (5.0% at December 31, 2003)	—	8,604

	261,768	279,037
Less current portion	42,242	23,488

	$219,526	$255,549

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The aggregate maturities of notes payable at December 31, 2004, are as follows (in thousands):

2005	$42,242
2006	5,946
2007	48,981
2008	130,162
2009	32,943
Thereafter	1,494

$261,768

      Effective December 29, 2004, the Company refinanced of 14 senior housing communities with GMAC Commercial Mortgage (“GMAC”). The total loan facility of $128.4 million refinanced eight properties previously financed by GMAC and six properties previously financed under three separate loan agreements with Key Corporate Capital, Compass Bank and Bank of America, which have been repaid. The new loans with GMAC have a term of three years with two one-year extension options. The loans have an initial interest rate of LIBOR plus 350 basis point and the loan agreements provide for reduced rates once certain debt service coverage ratios are achieved. The Company incurred $1.1 million in deferred financing costs related to these loans, which is being amortized over three years.
      In connection with obtaining the loan commitments above the Company incurred $1.1 million and $0.2 million in fiscal 2004 and 2003, respectively, in financing charges that were deferred and amortized over the life of the notes. Accumulated amortization was $1.3 million and $2.8 million at December 31, 2004 and 2003, respectively. In connection with the GMAC refinancing and the repayment of other notes in fiscal 2004, the Company wrote-off $0.8 million in deferred loan cost.
      The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of the notes. The Company was in compliance with or obtained waivers for all of its debt covenants at December 31, 2004 and 2003.
      Effective January 31, 2005, the Company entered into interest rate cap agreements with two commercial banks to reduce the impact of increases in interest rates on the Company’s variable rate loans. One interest cap agreement effectively limits the interest rate exposure on a $50 million notional amount to a maximum LIBOR rate of 5% and expires on January 31, 2006. The second interest rate cap agreement effectively limits the interest rate exposure on $100 million notional amount to a maximum LIBOR rate of 5%, as long as one-month LIBOR is less than 7%. If one-month LIBOR is greater than 7%, the agreement effectively limits the interest rate on the same $100 million notional amount to a maximum LIBOR rate of 7%. This second agreement matures on January 31, 2008.
      The Company has $34.6 million in debt outstanding with GMAC that matures in September 2005. The Company is currently working with GMAC to refinance the debt and the Company expects to complete this refinancing during the third quarter of fiscal 2005. However, there can be no assurance that the refinancing will occur or that it will be on terms acceptable to the Company. This debt is classified as a current liability in the Company’s consolidated balance sheet.

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

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Net income (loss) of HCP is generally allocated 98% to the limited partners and 2% to the general partner. The net income of HCP from the disposition of a property is allocated: (i) to partners with deficit capital accounts on a pro rata basis; (ii) to limited partners until they have been paid an amount equal to the amount of their adjusted investment (as defined); (iii) to the limited partners until they have been allocated income equal to their 12% Liquidation Preference; and (iv) thereafter, 80% to the limited partners and 20% to the general partner. The net loss of HCP from the disposition of a property is allocated: (i) to partners with positive capital accounts on a pro rata basis and (ii) thereafter, 98% to the limited partners and 2% to the general partner. Distributions of available cash flow are generally distributed 98% to the limited partners and 2% to the general partner, until the limited partners have received an annual preferential distribution, as defined. Thereafter, available cash flow is distributed 90% to the limited partners and 10% to the general partner. HCP made distributions of $0.3 million and $2.1 million to minority partners in 2003 and 2002, respectively. HCP has been dissolved and the assets of HCP have been transferred to a liquidating trust.

9.	Stock Incentive Plans
      The Company adopted a stock incentive plan during 1997, providing for the grant of nonqualified stock options and other awards to employees and directors. This plan was amended during fiscal 2004 to increase the number of shares available for grant under the plan from 2.0 million to 2.6 million shares and 2.3 million shares of common stock are reserved for future issuance.
      The option exercise price and vesting provisions of such options are fixed when the options are granted. The options expire four to ten years from the date of grant and vest from zero to five years. The option exercise price is the fair market value of a share of common stock on the date the option is granted.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the Company’s stock option activity and related information for the years ended December 31, 2004, 2003 and 2002 is presented below:

		Weighted Average	Option Price per
	Shares	Exercise Price	Share

Outstanding at January 1, 2002	1,592,395	4.86	$1.80 to $13.50
Granted	154,000	3.45	$2.20 to $4.14
Exercised	19,490	1.80	$1.80
Forfeited	124,593	4.05	$1.80 to $7.06
Expired	—	—	—

Outstanding at December 31, 2002	1,602,312	4.83	$1.80 to $13.50
Granted	529,030	5.90	$2.73 to $6.30
Exercised	109,853	2.33	$1.80 to $4.14
Forfeited	563,886	7.72	$1.80 to $13.50
Expired	—	—	—

Outstanding at December 31, 2003	1,457,603	$4.29	$1.80 to $10.50
Granted	50,000	5.11	$4.50 to $6.63
Exercised	154,257	2.26	$1.80 to $4.14
Forfeited	47,070	3.78	$1.80 to $6.30
Expired	—	—	—

Outstanding at December 31, 2004	1,306,276	$4.57	$1.80 to $10.50

Exercisable at December 31, 2004	1,024,050	$4.42	$1.80 to $10.50

Exercisable at December 31, 2003	967,623	$3.91	$1.80 to $10.50

Exercisable at December 31, 2002	1,120,686	$5.33	$1.80 to $13.50

      The weighted average fair values of stock options granted during the year ended 2004, 2003 and 2002 was $5.11, $5.90 and $3.45 per option granted. Unoptioned shares available for the granting of options at December 31, 2004, 2003 and 2002, were 985,124, 413,054, and 378,198, respectively.
      The following table summarizes information relating to the Company’s options outstanding and options exercisable as of December 31, 2004.

	Options Outstanding			Options Exercisable

	Number	Weighted Average		Number
	Outstanding at	Remaining	Weighted Average	Exercisable at	Weighted Average
Range of Exercise Prices	12/31/04	Contractual Life	Exercise Price	12/31/04	Exercise Price

$1.80 to $2.73	344,349	6.80	$1.87	298,599	$1.82
$3.02 to $4.85	361,967	6.05	$3.73	293,467	$3.64
$6.30 to $10.50	599,960	7.87	$6.62	431,984	$6.76

$1.80 to $10.50	1,306,276	7.09	$4.57	1,024,050	$4.42

      On February 10, 2005, the Company’s Compensation Committee of the Board of Directors accelerated the vesting on 151,976 unvested stock options, with an option price of $6.30, awarded to officers and employees. These options were originally scheduled to vest in December 2005. The market price of the Company’s common stock at the close of business on February 10, 2005 was $5.61. The Compensation Committee’s decision to accelerate the vesting of these options was in response to the FASB’s issuance of

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Statement 123(R). By accelerating the vesting of these options, the Company believes it will potentially result in the Company not being required to recognize any compensation expense related to these options.
      In addition, on February 10, 2005, the Company’s Compensation Committee of the Board of Directors approved the form of Restricted Stock Award under the 1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. The Company has not made any grants of restricted stock under this plan.
      In May 2003, certain employees of the Company elected to forfeit 452,500 options originally priced at $7.06. These options were added back to the pool of options available to grant in May 2003.
      During 2002, the Company recorded compensation expense of $14,000 relating to certain options accounted for using variable accounting. These options are included in the table above.
      The average daily price of the stock during 2004, 2003 and 2002 was $5.46, $3.73 and $2.39, respectively, per share and the number of options that were anti-dilutive at December 31, 2004, 2003 and 2002, and excluded from the diluted earnings per share calculation were 1.3 million, 0.6 million and 1.1 million, respectively. Options were not dilutive in fiscal 2004 as the Company reported a net loss.

10.	Income Taxes
      The (benefit) provision for income taxes consists of the following (in thousands):

	Year Ended December 31,

	2004	2003	2002

Current:
Federal	$(2,720)	$1,243	$164
State	(264)	249	46
Deferred:
Federal	561	1,341	2,342
State	153	265	463

	$(2,270)	$3,098	$3,015

      The provision for income taxes differed from the amounts computed by applying the U.S. federal income tax rate to income before provision for income taxes as a result of the following (in thousands):

	Year Ended December 31,

	2004	2003	2002

Tax expense at federal statutory rates	$(3,069)	$2,750	$2,617
State income tax expense, net of federal benefit	(179)	336	320
Losses not deductible for federal income tax purposes	933	—	—
Other	45	12	78

	$(2,270)	$3,098	$3,015

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the Company’s deferred tax assets and liabilities, are as follows (in thousands):

	December 31,

	2004	2003

Deferred tax assets:
Tax basis in excess of book basis on assets acquired	$4,788	$5,894
Net operating loss carryforward (expiring 2024)	1,638	—
Capital loss carryforward (expiring in 2006)	—	511
Other	3,166	2,449

Total deferred tax assets	9,592	8,854
Deferred tax liabilities	1,939	1,915

Total deferred tax assets, net	$7,653	$6,939

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
      The Company has $9.1 million in net operating losses of which $4.3 million is anticipated to be carried back to prior periods and $4.8 million is being carried forward and expires in 2024.

11.	Employee Benefit Plans
      The Company has a 401(k) salary deferral plan (the “Plan”) in which all employees of the Company meeting minimum service and age requirements are eligible to participate. Contributions to the Plan are in the form of employee salary deferrals, which are subject to employer matching contributions of up to 2% of the employee’s annual salary. The Company’s contributions are funded semi-monthly to the Plan administrator. Matching contributions of $0.2 million were contributed to the Plan in each of 2004, 2003 and 2002. The Company incurred administrative expenses related to the Plan of $21,000, $17,000 and $15,000 in 2004, 2003 and 2002, respectively.

12.	Contingencies
      In the fourth quarter of 2002, the Company (and two of its management subsidiaries), Buckner Retirement Services, Inc. (“Buckner”), and a related Buckner entity, and other unrelated entities were named as defendants in a lawsuit in district court in Fort Bend County, Texas brought by the heir of a former resident who obtained nursing home services at Parkway Place from September 1998 to March 2001. The Company managed Parkway Place for Buckner through December 31, 2001. The Company and its subsidiaries denied any wrongdoing. On March 16, 2004, the Court granted the Company’s Motion to Dismiss.
      In February 2004, the Company and certain subsidiaries, along with numerous other senior living companies in California, were named as defendants in a lawsuit in the superior court in Los Angeles, California. This lawsuit was brought by two public interest groups on behalf of seniors in California residing at the California facilities of the defendants. The plaintiffs alleged that pre-admission fees charged by the defendants’ facilities were actually security deposits that must be refunded in accordance with California law. On November 30, 2004, the court approved a settlement involving the Company’s independent living communities. Under the terms of the settlement, (a) all non-refundable fees collected at the independent living facilities since January 1, 2003 will be treated as a refundable security deposits and (b) the attorney for

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the plaintiffs received nominal attorney fees. There were no other settlement costs to the Company or its affiliates and the Company’s assisted living community in California was not named.
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

13.	Fair Value of Financial Instruments
      The carrying amounts and fair values of financial instruments at December 31, 2004 and 2003 are as follows (in thousands):

	2004		2003

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$19,515	$19,515	$6,594	$6,594
Restricted cash	—	—	7,187	7,187
Notes receivable	—	—	4,981	4,981
Notes payable	261,768	264,591	279,037	288,493
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

14.	Investments in Limited Partnerships
      The investments in limited partnerships balance consists of the following (in thousands):

	December 31,

	2004	2003

BRE/ CSL limited partnership interest	1,892	1,762
SHPII/ CSL limited partnership interest	1,310	—
Spring Meadows member interests	—	—

	$3,202	$1,762

      BRE/ CSL: The Company formed BRE/ CSL with an affiliate of Blackstone in December 2001, and the joint venture seeks to acquire senior housing properties. BRE/ CSL is owned 90% by Blackstone and 10% by the Company. The Company accounts for its investment in this joint venture under the equity method of accounting. The Company recorded its investment at cost and will adjust its investment for its share of earnings and losses of BRE/ CSL. The Company defers 10% of its management fee income earned from BRE/ CSL. Deferred management fee income is being amortized into income over the term of the Company’s

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
management contract. As of December 31, 2004, the Company had deferred income of $0.1 million relating to BRE/ CSL.
      Spring Meadows/ SHPII/ CSL: In December 2002, the Company acquired from affiliates of LCOR Incorporated (“LCOR”) its approximate 19% member interests in the four joint ventures which own four communities (the “Spring Meadows Communities”) as well as loans made by LCOR to the joint ventures for $0.9 million in addition to funding $0.4 million for working capital and anticipated negative cash requirements of the communities. The Company’s interests in the four joint ventures that own the Spring Meadows Communities included interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. The Company accounted for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements and the Company recognized a loss in the equity of the Spring Meadows Communities of $0.1 million for the year ended December 31, 2004. The Company had the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest.
      In November 2004, the Company formed SHPII/ CSL with Prudential. Effective as of November 30, 2004, SHPII/ CSL acquired the Spring Meadows Communities which have a combined capacity of 698 residents. In connection with this acquisition the Company contributed $1.3 million for to SHPII/ CSL for its 5% interest. The Company has managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001 and will continue to manage the communities under long-term management contracts with SHPII/ CSL. The Company accounts for its investment in SHPII/ CSL under the equity method of accounting and recorded its investment at cost and will adjust its investment for its share of earnings and losses of SHPII/ CSL. The Company defers 5% of its management fee income earned from SHPII/ CSL. Deferred management fee income is being amortized into income over the term of the Company’s management contract. As of December 31, 2004, the Company had deferred income of approximately $4,000 relating to SHPII/ CSL.
      HCP: HCP is consolidated in the accompanying consolidated financial statements. At December 31, 2004, 2003 and 2002, the Company owned approximately 57% of HCP’s limited partner units. HCP was dissolved during 2003 and the net assets of HCP have been transferred to a liquidating trust.

15.	Allowance for Doubtful Accounts
      The components of the allowance for doubtful accounts and notes receivable are as follows (in thousands):

	December 31,

	2004	2003	2002

Balance at beginning of year	$648	$1,343	$1,735
Provision for bad debts	198	168	267
Write-offs and other	(193)	(847)	(652)
Recoveries	64	(16)	(7)

Balance at end of year	$717	$648	$1,343

16.	Leases
      The Company leases its corporate headquarters under an operating lease expiring in 2008. Additionally, the senior living communities have entered into various contracts for services for duration of 5 years or less and

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
are on a fee basis as services are rendered. Rent expense under these leases was $0.6 million, $0.6 million and $0.5 million for 2004, 2003 and 2002, respectively. Future commitments are as follows (in thousands):

2005	$496
2006	429
2007	389
2008	64

$1,378

      HCP leased two communities under non-cancelable operating leases during the first quarter of 2002 for $37,000. These properties were sold during the first quarter of 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
THE BOARD OF DIRECTORS AND SHAREHOLDERS
CAPITAL SENIOR LIVING CORPORATION
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Capital Senior Living Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Capital Senior Living Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Capital Senior Living Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Capital Senior Living Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital Senior Living Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Capital Senior Living Corporation and our report dated March 8, 2005 expressed an unqualified opinion thereon.
ERNST & YOUNG LLP
Dallas, TX
March 8, 2005

INDEX TO EXHIBITS
      The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

Exhibit
Number		Description

*3.1	—	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.1)

(i)3.1.1	—	Amendment to Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.1)

*3.2	—	Amended and Restated Bylaws of the Registrant

(i)3.2.1	—	Amendments to Amended and Restated Bylaws of the Registrant (Exhibit 3.2)

(v)3.2.2	—	Amendment No. 2 to Amended and Restated Bylaws of the Registrant (Exhibit 3.2.2)

(aa)4.1	—	Rights Agreement, dated as of March 9, 2000, between Capital Senior Living Corporation and ChaseMellon Shareholder Services, L.L.C., which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock, $.01 par value, as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights as Exhibit C (Exhibit 4.1)

4.2	—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock, $.01 par value (included as Exhibit A to the Rights Agreement, which is Exhibit 4.1 hereto)

4.3	—	Form of Right Certificate (included as Exhibit B to the Rights Agreement, which is Exhibit 4.1 hereto)

4.4	—	Form of Summary of Rights (included as Exhibit C to the Rights Agreement, which is Exhibit 4.1 hereto)

4.5	—	Specimen of legend to be placed, pursuant to Section 3(c) of the Rights Agreement, on all new Common Stock certificates issued after March 20, 2000 and prior to the Distribution Date upon transfer, exchange or new issuance (included in Section 3(c) of the Rights Agreement, which is Exhibit 4.1 hereto)

(n)10.1	—	1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation, as amended (Exhibit 4.1)

(n)10.1.1	—	Form of Stock Option Agreement (Exhibit 4.2)

*10.2	—	Amended and Restated Employment Agreement, dated as of May 7, 1997, by and between Capital Senior Living, Inc. and James A. Stroud (Exhibit 10.10)

*10.3	—	Employment Agreement, dated as of November 1, 1996, by and between Capital Senior Living Corporation and Lawrence A. Cohen (Exhibit 10.11)

*10.4	—	Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and David R. Brickman (Exhibit 10.12)

*10.5	—	Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and Keith N. Johannessen (Exhibit 10.13)

*10.6	—	Engagement Letter, dated as of June 30, 1997, by and between Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc. and Capital Senior Living Corporation (Exhibit 10.14)

*10.7	—	Lease Agreement, dated as of June 1, 1997, by and between G&L Gardens, LLC, as lessor, and Capital Senior Management 1, Inc., as lessee (Exhibit 10.15)

(a)10.8	—	Amended and Restated Loan Agreement, dated as of December 10, 1997, by and between Bank One, Texas, N.A. and Capital Senior Living Properties, Inc. (Exhibit 10.33)

(a)10.9	—	Alliance Agreement, dated as of December 10, 1997, by and between LCOR Incorporated and Capital Senior Living Corporation (Exhibit 10.34)

(b)10.10	—	Draw Promissory Note, dated April 1, 1998, of Triad Senior Living I, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.39)

Exhibit
Number		Description

(c)10.11	—	Draw Promissory Note, dated September 24, 1998, of Triad Senior Living II, L.P., in favor of Capital Senior Living Properties, Inc. (Exhibit 10.1)

(d)10.12	—	Loan Agreement, dated as of September 30, 1998, by and between Capital Senior Living Properties 2-NHPCT, Inc. and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (Exhibit 2.3)

(e)10.13	—	Multifamily Note, dated December 4, 1997, of Gramercy Hill Enterprises in favor of Washington Mortgage Financial Group, Ltd. (Exhibit 2.5)

(e)10.14	—	Multifamily Deed of Trust, dated December 4, 1997, among Gramercy Hill Enterprises, Ticor Title Insurance Company and Washington Mortgage Financial Group, Inc. (Exhibit 2.6)

(e)10.15	—	Multifamily Note, dated October 28, 1998, of Capital Senior Living Properties 2-Gramercy, Inc. in favor of WMF Washington Mortgage Corp. (Exhibit 2.7)

(e)10.16	—	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, dated October 28, 1998, among Capital Senior Living Properties 2-Gramercy, Inc., Chicago Title Insurance Company and WMF Washington Mortgage Corp. (Exhibit 2.8)

(f)10.17	—	Employment Agreement, dated as of December 10, 1996, by and between Capital Senior Living, Inc. and Rob L. Goodpaster (Exhibit 10.50)

(f)10.18	—	Draw Promissory Note dated November 1, 1998 of Triad Senior Living III, L.P., in favor of Capital Senior Living Properties, Inc. (Exhibit 10.51)

(f)10.19	—	Draw Promissory Note dated December 30, 1998 of Triad Senior Living IV, L.P., in favor of Capital Senior Living Properties, Inc. (Exhibit 10.52)

(f)10.20	—	Form of Development and Turnkey Services Agreement by and between Capital Senior Development, Inc. and applicable Triad Entity (Exhibit 10.53)

(f)10.21	—	Form of Development Agreement by and between Capital Senior Development, Inc. and applicable Triad Entity (Exhibit 10.54)

(f)10.22	—	Form of Management Agreement by and between Capital Senior Living, Inc. and applicable Triad Entity (Exhibit 10.55)

(f)10.23	—	Agreement of Limited Partnership of Triad Senior Living I, L.P. dated April 1, 1998 (Exhibit 10.56)

(f)10.24	—	Agreement of Limited Partnership of Triad Senior Living II, L.P. dated September 23, 1998 (Exhibit 10.57)

(f)10.25	—	Agreement of Limited Partnership of Triad Senior Living III, L.P. dated November 10, 1998 (Exhibit 10.58)

(f)10.26	—	Agreement of Limited Partnership of Triad Senior Living IV, L.P. dated December 22, 1998 (Exhibit 10.59)

(g)10.27	—	1999 Amended and Restated Loan Agreement, dated as of April 8, 1999, by and among Capital Senior Living Properties, Inc., Bank One, Texas, N.A. and the other Lenders signatory thereto. (Exhibit 10.1)

(g)10.28	—	Amended and Restated Draw Promissory Note, dated March 31, 1999, of Triad Senior Living I, L.P., in favor of Capital Senior Living Properties, Inc. (Exhibit 10.2)

(g)10.29	—	Amended and Restated Draw Promissory Note (Fairfield), dated January 15, 1999, of Triad Senior Living II, L.P., in favor of Capital Senior Living Properties, Inc. (Exhibit 10.3)

(g)10.30	—	Amended and Restated Draw Promissory Note (Baton Rouge), dated January 15, 1999, of Triad Senior Living II, L.P., in favor of Capital Senior Living Properties, Inc. (Exhibit 10.4)

(g)10.31	—	Amended and Restated Draw Promissory Note (Oklahoma City), dated January 15, 1999, of Triad Senior Living II, L.P., in favor of Capital Senior Living Properties, Inc. (Exhibit 10.5)

Exhibit
Number		Description

(h)10.32	—	Amended and Restated Draw Promissory Note dated June 30, 1999 of Triad Senior Living I, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.1)

(h)10.33	—	Amended and Restated Draw Promissory Note (Plano, Texas) dated January 15, 1999 of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.2)

(h)10.34	—	Letter Agreement dated July 28, 1999 among the Company and ILM Senior Living, Inc. and ILM II Senior Living, Inc. (Exhibit 10.3)

(i)10.35	—	Draw Promissory Note dated July 1, 1999 of Triad Senior Living V, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.1)

(i)10.36	—	First Amendment to Amended and Restated Employment Agreement of James A. Stroud, dated March 22, 1999, by and between James A. Stroud and Capital Senior Living Corporation (Exhibit 10.2)

(i)10.37	—	Second Amendment to Amended and Restated Employment Agreement of James A. Stroud, dated May 31, 1999, by and between James A. Stroud and Capital Senior Living Corporation (Exhibit 10.3)

(i)10.38	—	Employment Agreement, dated May 26, 1999, by and between Lawrence A. Cohen and Capital Senior Living Corporation (Exhibit 10.4)

(j)10.39	—	Agreement and Plan of Merger, dated February 7, 1999, by and among Capital Senior Living Corporation, Capital Senior Living Acquisition, LLC, Capital Senior Living Trust I and ILM Senior Living, Inc. (Exhibit 99.1)

(k)10.40	—	Agreement and Plan of Merger, dated February 7, 1999, by and among Capital Senior Living Corporation, Capital Senior Living Acquisition, LLC, Capital Senior Living Trust I and ILM II Senior Living, Inc. (Exhibit 99.1)

(l)10.41	—	Amended and Restated Agreement and Plan of Merger, dated October 19, 1999, by and among Capital Senior Living Corporation, Capital Senior Living Acquisition, LLC and ILM Senior Living, Inc. (Exhibit 1)

(m)10.42	—	Amended and Restated Agreement and Plan of Merger, dated October 19, 1999, by and among Capital Senior Living Corporation, Capital Senior Living Acquisition, LLC and ILM II Senior Living, Inc. (Exhibit 1)

(o)10.43	—	Employment Agreement, dated May 25, 1999, by and between Ralph A. Beattie and Capital Senior Living Corporation (Exhibit 10.76)

(o)10.44	—	Consulting/ Severance Agreement, dated May 20, 1999, by and between Jeffrey L. Beck and Capital Senior Living Corporation (Exhibit 10.77)

(o)10.45	—	Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, L.P. (Exhibit 10.78)

(u)10.45.1	—	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, LP. (Exhibit 10.105)

(p)10.46	—	Form of GMAC Loan Agreement, Promissory Note and Exceptions to Nonrecourse Guaranty (Exhibit 10.1)

(p)10.47	—	Newman Pool B Loan Agreement, Promissory Note and Guaranty (Exhibit 10.2)

(p)10.48	—	Newman Pool C Loan Agreement, Promissory Note and Guaranty (Exhibit 10.3)

(p)10.49	—	First Amendment to Triad II Partnership Agreement (Exhibit 10.4)

(p)10.50	—	Second Modification Agreement to the Bank One Loan Agreement (Exhibit 10.5)

(p)10.51	—	Assignment of Note, Liens and Other Loan Documents between Fleet National Bank and CSLI (Exhibit 10.6)

(q)10.52	—	Second Amendment to Amended and Restated Agreement and Plan of Merger, dated November 28, 2000 (Exhibit 10.1)

(q)10.53	—	First Amendment to Agreement, dated November 28, 2000 (Exhibit 10.2)

Exhibit
Number		Description

(r)10.54	—	Assignment of Partnership Interest, dated as of October 1, 2000, by and between Capital Senior Living Properties, Inc., a Texas corporation, and Triad Senior Living, Inc., a Texas limited partnership (Exhibit 10.87)

(r)10.55	—	Assignment of Partnership Interest, dated as of October 1, 2000, by and between Capital Senior Living Properties, Inc., a Texas corporation, and Triad Senior Living II, L.P., a Texas limited partnership (Exhibit 10.88)

(r)10.56	—	Assignment of Partnership Interest, dated as of October 1, 2000, by and between Capital Senior Living Properties, Inc., a Texas corporation, and Triad Senior Living III, L.P., a Texas limited partnership (Exhibit 10.89)

(r)10.57	—	Assignment of Partnership Interest, dated as of October 1, 2000, by and between Capital Senior Living Properties, Inc., a Texas corporation, and Triad Senior Living IV, L.P., a Texas limited partnership (Exhibit 10.90)

(r)10.58	—	Assignment of Partnership Interest, dated as of October 1, 2000, by and between Capital Senior Living Properties, Inc., a Texas corporation, and Triad Senior Living V, L.P., a Texas limited partnership (Exhibit 10.91)

(s)10.59	—	BRE/ CSL LLC Agreement (Exhibit 10.92)

(s)10.60	—	BRE/ CSL Management Agreement (Amberleigh) (Exhibit 10.93)

(s)10.61	—	Third Modification Agreement to the Bank One Loan Agreement (Exhibit 10.94)

(s)10.62	—	Fourth Modification Agreement to the Bank One Loan Agreement (Exhibit 10.95)

(s)10.63	—	Third Amendment to Amended and Restated Employment Agreement of James A. Stroud, dated May 31, 1999, by and between James A. Stroud and Capital Senior Living Corporation (Exhibit 10.96)

(t)10.64	—	Amendment to Amended and Restated Limited Liability Company Agreement of BRE/ CSL Portfolio L.L.C., dated as of June 13, 2002 among BRE/ CSL Holdings L.L.C., Capital Senior Living A, Inc. and Capital Senior Living Properties, Inc. (Exhibit 10.97)

(t)10.65	—	Contribution Agreement dated December 31, 2001 between Capital Senior Living A, Inc. and BRE/ CSL Holdings L.L.C. (Exhibit 10.98)

(u)10.66	—	Third Amendment to Promissory Note and Loan Agreement dated October 15, 2002 by and between Capital Senior Living ILM — B, Inc. and Newman Financial Services, Inc. (Newman Pool B loan) (Exhibit 10.99)

(u)10.67	—	Third Amendment to Promissory Note and Loan Agreement dated October 15, 2002 by and between Capital Senior Living ILM — C, Inc. and Newman Financial Services, Inc. (Newman Pool C loan) (Exhibit 10.100)

(u)10.68	—	Omnibus Modification Agreement dated September 25, 2002 by and between Capital Senior Living Properties, Inc. and Bank One N.A. (Exhibit 10.101)

(u)10.69	—	Support Agreement dated as of September 11, 2002 by and between Capital Senior Living, Inc., Triad I, Triad II, Triad III, Triad IV and Triad V. (Exhibit 10.102)

(u)10.70	—	Form of Amendments to Loan Agreement, Promissory Note, Mortgage and Guaranty between GMAC and Capital entities owning Sedgwick, Canton Regency, and Towne Centre property. (Exhibit 10.103)

(u)10.71	—	Amended and Restated Account Control Agreement with GMAC Relating to the Sedgwick property. (Exhibit 10.104)

(v)10.72	—	Fourth Amendment to Amended and Restated Employment Agreement of James A. Stroud, dated January 17, 2003 by and between James A. Stroud and Capital Senior Living Corporation (Exhibit 10.105)

(v)10.73	—	Second Amendment to the Employment Agreement of Lawrence A. Cohen, dated January 27, 2003 by and between Lawrence A. Cohen and Capital Senior Living Corporation (Exhibit 10.106)

Exhibit
Number		Description

(v)10.74	—	First Amendment to the Employment Agreement of Keith N. Johannessen, dated January 17, 2003 by and between Keith N. Johannessen and Capital Senior Living Corporation (Exhibit 10.107)
(v)10.75	—	First Amendment to the Employment Agreement of Ralph A. Beattie, dated January 21, 2003 by and between Ralph A. Beattie and Capital Senior Living Corporation (Exhibit 10.108)
(v)10.76	—	Second Amendment to the Employment Agreement of David R. Brickman, dated January 27, 2003 by and between David R. Brickman and Capital Senior Living Corporation (Exhibit 10.109)
(v)10.77	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living I, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.110)
(v)10.78.1	—	Amended and Restated Draw Promissory Note (Fairfield), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.111.1)
(v)10.78.2	—	Amended and Restated Draw Promissory Note (Oklahoma City), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.111.2)
(v)10.78.3	—	Amended and Restated Draw Promissory Note (Plano), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.111.3)
(v)10.79	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living III, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.112)
(v)10.80	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living IV, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.113)
(v)10.81	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living V, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.114)
(v)10.82	—	Form of Partnership Interest Purchase Agreements, dated as of March 25, 2003, between Capital Senior Living Properties, Inc. and the Triad Entities (with the exception of Triad I), regarding the exercise of the Company’s options to purchase the partnership interests in the Triad Entities (with the exception of Triad I) owned by non-Company parties. (Exhibit 10.115)
(v)10.83	—	Assignment and Assumption Agreement, dated as of December 20, 2002, among LCOR entities, Capital Senior Living Properties 4, Inc. and owners, regarding 4 Spring Meadows Properties (Exhibit 10.116)
(v)10.84	—	Form of Fourth Amended and Restated Limited Liability Company Agreement, dated as of December 20, 2002, between Capital Senior Living Properties 4, Inc. and PAMI Senior Living Inc. for each of the 4 Spring Meadows properties. (Exhibit 10.117)
(v)10.85	—	Form of First Amended and Restated Management and Marketing Agreement, dated as of December 20, 2002, between Capital Senior Living Inc. and owner for each of the 4 Spring Meadows properties. (Exhibit 10.118)
(w)10.86	—	Contribution Agreement dated June 30, 2003 between Capital Senior Living Properties, Inc. and BRE/ CSL Holdings II, L.L.C. (Exhibit 10.1)
(w)10.87	—	BRE/ CSL II L.L.C. Limited Liability Company Agreement. (Exhibit 10.2)
(y)10.88	—	Third Amendment to the Employment Agreement of Lawrence A. Cohen. (Exhibit 10.1)
(z)10.89	—	Stock Purchase Agreement dated July 30, 2004, by and between Capital Senior Management 1, Inc. and the Covenant Group of Texas, Inc. (Exhibit 10.1)

Exhibit
Number		Description

(bb)10.90	—	Amendment to Stock Purchase Agreement, dated August 17, 2004, by and between Covenant Group of Texas, Inc. and Capital Senior Management 1, Inc. (Exhibit 10.1)
(bb)10.91	—	Promissory Note, dated August 18, 2004, by Capital Senior Management 1, Inc. in favor of Covenant Group of Texas, Inc. (Exhibit 10.2)
(bb)10.92	—	Security Agreement, dated as of August 18, 2004, by and between Covenant Group of Texas, Inc. and Capital Senior Management 1, Inc. (Exhibit 10.3)
(bb)10.93.1	—	Right of First Refusal Agreement, dated August 18, 2004, by and between Covenant Place of Abilene, Inc. and Capital Senior Living Acquisition, LLC (Exhibit 10.4.1)
(bb)10.93.2	—	Schedule identifying substantially identical agreements to Exhibit 10.93.1 (Exhibit 10.4.2)
(bb)10.94.1	—	Option to Purchase, dated as of August 18, 2004, by and between Covenant Place of Abilene, Inc. and Capital Senior Living Acquisition, LLC (Exhibit 10.5.1)
(bb)10.94.2	—	Schedule identifying substantially identical agreements to Exhibit 10.94.1 (Exhibit 10.5.2)
(cc)10.95	—	Form of Restricted Stock Award Under the 1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Exhibit 10.1)
(dd)10.96	—	Loan Agreement, dated as of December 29, 2004, by and between Triad Senior Living I, L.P., Triad Senior Living II, L.P., Triad Senior Living IV, L.P., Triad Senior Living V, L.P., Capital Senior Living A, Inc., Capital Senior Living ILM-B, Inc., and GMAC Commercial Mortgage Corporation
(dd)10.97	—	Assignment, dated November 30, 2004, by and between LB Triad Inc. and Capital Senior Living Properties, Inc.
(dd)10.98	—	Assignment of Partnership Interest, dated November 30, 2004, by Triad Senior Living, Inc. in favor of Capital Senior Living Properties 5, Inc.
(dd)10.99	—	Termination and Mutual Release Agreement, dated as of November 30, 2004, by and between Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc., LB Triad Inc. and Capital Senior Living Corporation, Capital Senior Living Properties, Inc. and Triad Senior Living I, L.P.
(dd)21.1	—	Subsidiaries of the Company
(dd)23.1	—	Consent of Ernst & Young
(dd)31.1	—	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
(dd)31.2	—	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
(dd)32.1	—	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(dd)32.2	—	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to exhibit from the Registration Statement No. 333-33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.

(a)	Incorporated by reference to exhibit from the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, filed by the Company with the Securities and Exchange Commission.

(b)	Incorporated by reference to the exhibit from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, filed by the Company with the Securities and Exchange Commission.

(c)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed by the Company with the Securities and Exchange Commission.

(d)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated September 30, 1998, filed by the Company with the Securities and Exchange Commission.

(e)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated October 28, 1998, filed by the Company with the Securities and Exchange Commission.

(f)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.

(g)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, filed by the Company with the Securities and Exchange Commission.

(h)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, filed by the Company with the Securities and Exchange Commission.

(i)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.

(j)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated February 7, 1999, filed by the Company with the Securities and Exchange Commission.

(k)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated February 7, 1999, filed by the Company with the Securities and Exchange Commission.

(l)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated October 19, 1999, filed by the Company with the Securities and Exchange Commission.

(m)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated October 19, 1999, filed by the Company with the Securities and Exchange Commission.

(n)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Registration Statement on Form S-8, filed on December 3, 1999, by the Company with Securities and Exchange Commission.

(o)	Incorporated by reference to the exhibit shown in parenthesis from the Company’s Annual Report on Form 10-K, dated March 30, 2000, filed by the Company with the Securities and Exchange Commission.

(p)	Incorporated by reference to the exhibit shown in parenthesis from the Company’s Current Report on Form 8-K, dated August 15, 2000, filed by the Company with the Securities and Exchange Commission.

(q)	Incorporated by reference to the exhibit shown in parenthesis from the Company’s Current Report on Form 8-K, dated November 28, 2000, filed by the Company with the Securities and Exchange Commission.

(r)	Incorporated by reference to the exhibit shown in parenthesis from the Company’s Annual Report on Form 10-K, dated March 20, 2001, filed by the Company with the Securities and Exchange Commission.

(s)	Incorporated by reference to the exhibit shown in parenthesis from the Company’s Annual Report on Form 10-K, dated March 26, 2002, filed by the Company with the Securities and Exchange Commission.

(t)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, filed by the Company with the Securities and Exchange Commission.

(u)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed by the Company with the Securities and Exchange Commission.

(v)	Incorporated by reference to the exhibit shown in parenthesis from the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.

(w)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, filed by the Company with the Securities and Exchange Commission.

(x)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed by the Company with the Securities and Exchange Commission.

(y)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed by the Company with the Securities and Exchange Commission.

(z)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed by the Company with the Securities and Exchange Commission.

(aa)	Incorporated by reference to the exhibit of corresponding number from the Company’s Current Report on Form 8-K, dated March 9, 2000, filed by the Company with the Securities and Exchange Commission

(bb)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated August 23, 2004, filed by the Company with the Securities and Exchange Commission

(cc)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated February 10, 2005, filed by the Company with the Securities and Exchange Commission

(dd)	Filed herewith.