Form 10-Q
period 2005-03-31
CAPITAL SENIOR LIVING CORP
filed 2005-05-06
CIK 1043000

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]


As of May 5, 2005, the Registrant had 25,761,704 outstanding shares of its Common Stock, $.01 par value.

                        CAPITAL SENIOR LIVING CORPORATION

                                      INDEX


                                                                          Page
                                                                         Number

Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets -  -
                  March 31, 2005 and December 31, 2004                        3

                  Consolidated Statements of Operations -  -
                  Three Months Ended March 31, 2005 and 2004                  4

                  Consolidated Statements of Cash Flows  -   -
                  Three Months Ended March 31, 2005 and 2004                  5

                  Notes to Consolidated Financial Statements                  6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        12

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                18

         Item 4.  Controls and Procedures                                    19

Part II. Other Information

         Item 1.  Legal Proceedings                                          20

         Item 6.  Exhibits and Reports on Form 8-K                           21

Signature
Certifications

                        CAPITAL SENIOR LIVING CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,   December 31,
                                                                                   2005           2004
                                                                               -----------   ------------
                                                                                     (in thousands)
                                  ASSETS
Current assets:
  Cash and cash equivalents................................................    $    19,998   $    19,515
  Restricted cash..........................................................            160            --
  Accounts receivable, net.................................................          2,237         2,073
  Accounts receivable from affiliates......................................            368         1,220
  Federal and state income taxes receivable................................          3,205         2,572
  Deferred taxes...........................................................            642           642
  Assets held for sale.....................................................          1,008         1,008
  Property tax and insurance deposits......................................          3,276         2,731
  Prepaid expenses and other...............................................          1,503         2,766
                                                                               -----------   -----------
          Total current assets.............................................         32,397        32,527
Property and equipment, net................................................        378,471       381,051
Deferred taxes.............................................................          6,910         7,011
Investments in limited partnerships........................................          3,232         3,202
Assets held for sale.......................................................          1,026         1,026
Other assets, net..........................................................          6,530         6,358
                                                                               -----------   -----------
          Total assets.....................................................    $   428,566   $   431,175
                                                                               ===========   ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................................    $     2,244   $     2,162
  Accounts payable to affiliates...........................................             --           318
  Accrued expenses.........................................................          8,266         7,478
  Current portion of notes payable.........................................         41,173        42,242
  Customer deposits........................................................          1,957         1,936
                                                                               -----------   -----------
          Total current liabilities........................................         53,640        54,136
Deferred income............................................................            932           680
Deferred income from affiliates............................................            135           125
Other long-term liabilities................................................          6,642         6,909
Notes payable, net of current portion......................................        218,140       219,526
Minority interest in consolidated partnership..............................            249           252
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value:
     Authorized shares -- 15,000; no shares issued or outstanding...........            --             --
  Common stock, $.01 par value:
     Authorized shares -- 65,000
     Issued and outstanding shares -- 25,762 and 25,751 in
      2005 and 2004, respectively..........................................            258           258
  Additional paid-in capital...............................................        125,002       124,963
  Retained earnings........................................................         23,568        24,326
                                                                               -----------   -----------
          Total shareholders' equity.......................................        148,828       149,547
                                                                               -----------   -----------
          Total liabilities and shareholders' equity.......................    $   428,566   $   431,175
                                                                               ===========   ===========

                             See accompanying notes.

Part I. Financial Information.
Item 1. Financial Statements.


                        CAPITAL SENIOR LIVING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                                   Three Months Ended
                                                                                 March 31,     March 31,
                                                                                   2005           2004
                                                                               -----------   ------------
           Revenues:
             Resident and health care revenue.............................     $    23,374   $    22,112
             Unaffiliated management services revenue.....................             393            40
             Affiliated management services revenue.......................             471           474
                                                                               -----------   -----------
                  Total revenues..........................................          24,238        22,626
           Expenses:
             Operating expenses...........................................          14,274        14,526
             General and administrative expenses..........................           4,175         4,036
             Depreciation and amortization................................           3,134         2,957
                                                                               -----------   -----------
                  Total expenses..........................................          21,583        21,519
                                                                               -----------   -----------
           Income from operations.........................................           2,655         1,107
           Other income (expense):
             Interest income..............................................              23           163
             Interest expense.............................................          (4,230)       (4,084)
             Gain on treasury rate lock agreement.........................             267            --
             Other income.................................................             110            67
                                                                               -----------   -----------
           Loss before income taxes and minority interest in
             consolidated partnership.....................................          (1,175)       (2,747)
           Benefit for income taxes.......................................             414           674
                                                                               -----------   -----------
           Loss before minority interest in consolidated
             partnership..................................................            (761)       (2,073)
           Minority interest in consolidated partnership..................               3            27
                                                                               -----------   -----------
           Net loss.......................................................     $      (758)  $    (2,046)
                                                                               ===========   ===========

           Per share data:
             Basic loss per share.........................................     $     (0.03)  $     (0.09)
                                                                               ===========   ===========
             Diluted loss per share.......................................     $     (0.03)  $     (0.09)
                                                                               ===========   ===========
             Weighted average shares outstanding -- basic..................         25,754        23,698
                                                                               ===========   ===========
             Weighted average shares outstanding -- diluted................         25,754        23,698
                                                                               ===========   ===========

                             See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                Three Months Ended March 31,
                                                                                   2005             2004
                                                                               ------------     ------------
          Operating Activities
          Net loss.........................................................    $      (758)     $    (2,046)
          Adjustments to reconcile net loss to net cash provided by
            operating activities:
            Depreciation...................................................          3,038            2,957
            Amortization...................................................             96               --
            Amortization of deferred financing charges.....................            191              547
            Amortization of debt discount..................................             55               --
            Minority interest in consolidated partnership..................             (3)             (27)
            Deferred income from affiliates................................             10                8
            Deferred income................................................            252             (112)
            Deferred income taxes..........................................            101              101
            Equity in the earnings of affiliates...........................           (110)             (67)
            Gain on treasury rate lock agreements..........................           (267)              --
            Changes in operating assets and liabilities, net of acquisitions:
              Accounts receivable..........................................           (164)               7
              Accounts receivable from affiliates..........................            852              268
              Property tax and insurance deposits..........................           (545)            (407)
              Prepaid expenses and other...................................          1,263            1,174
              Other assets.................................................            (82)            (115)
              Accounts payable and accrued expenses........................            552             (527)
              Federal and state income taxes receivable/payable............           (623)          (1,137)
              Customer deposits............................................             21                8
                                                                               -----------      -----------
                Net cash provided by operating activities..................          3,879              632
          Investing Activities
          Capital expenditures.............................................           (458)            (317)
          Advances to affiliates...........................................             --             (116)
          Distributions from limited partnerships..........................             80               40
                                                                               -----------      -----------
          Net cash used in investing activities............................           (378)            (393)
          Financing Activities
          Repayments of notes payable......................................         (2,510)         (17,373)
          Restricted cash..................................................           (160)           1,020
          Cash proceeds from the exercise of stock options.................             29              113
          Cash proceeds from common stock offering.........................             --           32,158
          Deferred financing charges paid..................................           (377)              --
                                                                               -----------      -----------
          Net cash (used in) provided by financing activities..............         (3,018)          15,918
                                                                               ------------     -----------
          Increase in cash and cash equivalents............................            483           16,157
          Cash and cash equivalents at beginning of year...................         19,515            6,594
                                                                               -----------      -----------
          Cash and cash equivalents at end of year.........................    $    19,998      $    22,751
                                                                               ===========      ===========
          Supplemental Disclosures
          Cash paid during the year for:
            Interest.......................................................    $     3,258      $     3,541
                                                                               ===========      ===========
            Income taxes...................................................    $       140      $       369
                                                                               ===========      ===========

                             See accompanying notes.

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

1.       BASIS OF PRESENTATION

Capital Senior Living Corporation, a Delaware corporation (the "Company"), was incorporated on October 25, 1996. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated balance sheet, as of December 31, 2004, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2004, and the accompanying unaudited consolidated financial statements, as of March 31, 2005 and 2004, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2005.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2005, results of operations for the three months ended March 31, 2005 and 2004, respectively, and cash flows for the three months ended March 31, 2005 and 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for the year ending December 31, 2005.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share considers the dilutive effect of outstanding options calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except for per share amounts):

                                                                   Three Months Ended
                                                                          March 31,
                                                                      2005          2004
                                                                  -----------    -----------
                       Net loss                                   $      (758)   $    (2,046)
                                                                  ===========    ===========

                       Weighted  average  shares  outstanding -
                       basic and diluted                               25,754         23,698
                                                                  ===========    ===========

                       Basic loss per share                       $     (0.03)    $    (0.09)
                                                                  ===========    ===========
                       Diluted loss per share                     $     (0.03)    $    (0.09)
                                                                  ===========    ===========

Options were not dilutive in the first quarter of fiscal 2005 and 2004 as the Company reported a net loss in both fiscal periods.

The Company issued 10,757 and 37,651 shares of common stock, during the first quarter of fiscal 2005 and 2004, respectively, pursuant to the exercise of stock options by certain employees of the Company.

Stock-Based Compensation

Pro forma information regarding net loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods.

                                                           Three Months Ended
                                                              March 31,
                                                         2005          2004
                                                     -----------    -----------
  Net loss
    As reported                                      $     (758)    $    (2,046)
    Less: fair value stock expense,  net of tax            (584)           (154)
                                                     -----------    ------------
    Pro forma                                            (1,342)         (2,200)
                                                     ===========    ============

  Net loss per share - basic
    As reported                                      $    (0.03)    $     (0.09)
    Less: fair value stock expense,  net of tax           (0.02)           0.00
                                                     -----------    ------------
    Pro forma                                             (0.05)          (0.09)
                                                     ===========    ============

  Net loss per share - diluted
    As reported                                      $    (0.03)    $     (0.09)
    Less: fair value stock expense,  net of               (0.02)           0.00
                                                     -----------    ------------
    Pro forma                                             (0.05)          (0.09)
                                                     ===========    ============

On December 16, 2004, the Financial Accounting Standards Board issued FASB Statement No. 123, revised 2004 ("Statement 123(R)"), Share-Based Payment, which is a revision of FASB Statement 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the effective date for Statement 123(R) was revised to be effective with the first annual reporting period beginning after June 15, 2005. The impact of the adoption of Statement 123(R) cannot be predicted at this time because it will depend on the levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of the standard would have approximated the impact of Statement 123 as described above in the disclosure of pro forma net income and earnings per share.

On February 10, 2005, the Company's Compensation Committee of the Board of Directors accelerated the vesting on 151,976 unvested stock options, with an option price of $6.30, awarded to officers and employees. These options were originally scheduled to vest in December 2005. The market price of the Company's common stock at the close of business on February 10, 2005 was $5.61. The Compensation Committee's decision to accelerate the vesting of these options was in response to the FASB's issuance of Statement 123(R). By accelerating the vesting of these options, the Company believes it will result in the Company not being required to recognize any compensation expense related to these options.

In addition, on February 10, 2005, the Company's Compensation Committee of the Board of Directors approved the form of Restricted Stock Award under the 1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. The Company has not made any grants of restricted stock under this plan.

Interest Rate Cap, Lock and Swap Agreements

Effective January 31, 2005, the Company entered into interest rate cap agreements with two commercial banks to reduce the impact of increases in interest rates on the Company's variable rate loans. One interest cap agreement effectively limits the interest rate exposure on a $50 million notional amount to a maximum LIBOR rate of 5% and expires on January 31, 2006. The second interest rate cap agreement effectively limits the interest rate exposure on $100 million notional amount to a maximum LIBOR rate of 5%, as long as one-month LIBOR is less than 7%. If one-month LIBOR is greater than 7%, the agreement effectively limits the interest rate on the same $100 million notional amount to a maximum LIBOR rate of 7%. This second agreement expires on January 31, 2008. The Company paid $0.4 million for the interest rate caps and the costs of these agreements are being amortized to interest expense over the life of the agreements.

The Company is party to interest rate lock agreements, which were used to hedge the risk that the costs of future issuance of debt may be adversely affected by changes in interest rates. Under the treasury lock agreements, the Company agrees to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional principal amount of indebtedness based on the locked rate at the date when the agreement was established and the yield of a United States Government 10-Year Treasury Note on the settlement date of January 3, 2006. The notional amounts of the agreements were not exchanged. These treasury lock agreements were entered into with a major financial institution in order to minimize counterparty credit risk. The locked rates range from 7.5% to 9.1%. On December 30, 2004, the Company refinanced the underlying debt and this refinancing resulted in the interest rate lock agreements no longer qualifying as an interest rate hedge. The Company now reflects the interest rate lock agreements at fair value in the Company's balance sheet (as a long-term liability) and related gains and losses are recognized in the statement of operations. During the first quarter of fiscal 2005, the Company recognized a gain of $0.3 million relating to the treasury lock agreements. The Company has the ability settle the treasury lock liability by converting the liability to a five-year note at any time prior to the treasury lock settlement date of January 3, 2006. The Company intends to convert the treasury lock liability to a long-term note on or before its settlement date and therefore has classified the treasury lock liability as long-term. Prior to refinancing the underlying debt, the treasury lock agreements were reflected at fair value in the Company's balance sheet (Other long term liabilities) and the related gains or losses on these agreements were deferred in stockholders' equity (as a component of Other comprehensive income).

In addition, the Company was party to interest rate swap agreements in fiscal 2004 that were used to modify variable rate obligations to fixed rate obligations, thereby reducing the Company's exposure to market rate fluctuations. On December 30, 2004, the Company settled its interest rate swap agreements by paying its lender $0.5 million. The differential paid or received as rates changed was accounted for under the accrual method of accounting and the amount payable to or receivable from counterparties was included as an adjustment to accrued interest. The interest rate swap agreements resulted in the Company recognizing an additional $0.2 million in interest expense during the first quarter of fiscal 2004.

During  the  first  quarter  of  fiscal  2004,  the  Company   recognized  other
comprehensive loss of $1.2 million from the change in the fair value of the interest rate swap and treasury lock agreements. Total comprehensive loss (net loss from operations plus other comprehensive loss) for the three months ended March 31, 2005 and 2004 was $0.8 million and $3.2 million, respectively.

Liquidity

The Company has $34.3 million in debt outstanding with GMAC that matures in September 2005. The Company is currently working to refinance the debt and the Company expects to complete this refinancing during the third quarter of fiscal 2005. However, there can be no assurance that the refinancing will occur or that it will be on terms acceptable to the Company. This debt is classified as a current liability in the Company's consolidated balance sheet.

3.       TRANSACTIONS WITH AFFILIATES

BRE/CSL: The Company formed three joint ventures (collectively "BRE/CSL") with an affiliate of Blackstone Real Estate Advisors ("Blackstone") in December 2001, and the joint ventures seek to acquire senior housing properties. BRE/CSL is owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint ventures, each of the Company and Blackstone must approve any acquisitions made by BRE/CSL. Each party must also contribute its pro rata portion of the costs of any acquisition.

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

In addition, on June 30, 2003, the Company contributed to BRE/CSL one of its senior living communities with a capacity of 182 residents. As part of the contribution, BRE/CSL assumed $7.4 million of long-term debt on the community and the Company received $3.1 million in cash from BRE/CSL, and has a 10% equity interest in BRE/CSL of $0.4 million resulting in the recognition of a gain of $3.4 million. As part of the contribution to BRE/CSL, the Company guaranteed 25%, or $1.9 million, of BRE/CSL's debt with Bank One. The Company made this guarantee to induce Bank One to allow the debt to be assumed by BRE/CSL. The Company estimates the carrying value of its obligation under this guarantee as nominal.

The Company manages the six communities owned by BRE/CSL under long-term management contracts. The Company accounts for the BRE/CSL investment under the equity method of accounting and the Company recognized earnings in the equity of BRE/CSL of $0.1 million in each of the three months ended March 31, 2005 and 2004. The Company has deferred $0.1 million of management services revenue as a result of its 10% interest in the BRE/CSL joint venture.

SHPII/CSL: In November 2004, the Company formed four joint ventures (collectively "SHPII/CSL") with a fund managed by Prudential Real Estate Advisors ("Prudential"). Effective as of November 30, 2004, the Company acquired Lehman Brothers' ("Lehman's") interest in four joint ventures that own four communities (the "Spring Meadows Communities") and simultaneously sold the Spring Meadows Communities to SHPII/CSL, which is owned 95% by SHPII and 5% by the Company. As a result of these transactions, the Company paid $1.1 million for Lehman's interest in the joint ventures, received $0.9 million in net assets and wrote-off the remainder totaling $0.2 million. In addition, the Company contributed $1.3 million to SHPII/CSL for its 5% interest. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $36,000 for the three months ended March 31, 2005. The Company defers 5% of its management fee income earned from SHPII/CSL. Deferred management fee income is being amortized into income over the term of the Company's management contract. As of March 31, 2005, the Company had deferred income of approximately $15,000 relating to SHPII/CSL.

4.       ACQUISITIONS

Triad I: Effective as of November 30, 2004, the Company acquired Lehman's approximate 81% limited partner's interest in Triad Senior Living I, LP ("Triad I") for $4.0 million in cash and the issuance of a note with a net present value of $2.8 million. In addition, the Company acquired the general partner's interest in Triad I by assuming a $3.6 million note payable from the general partner to a subsidiary of the Company. The acquisition was recorded as a purchase of property. The entire purchase price of $10.4 million was recorded as a step-up in basis of the property as Triad I had been previously consolidated under FIN 46 as of December 31, 2003. These transactions resulted in the Company now wholly owning Triad I. Triad I owned five Waterford senior living communities and two expansions. The two expansions were subsequently deeded to a subsidiary of the Company in order for the two expansions to be consolidated with their primary community.

Prior to acquiring the remaining interests of the general partner and the other third party limited partner the Company had an approximate 1% limited partner's interest in Triad I and accounted for this investments under the equity method of accounting based on the provisions of the Triad I partnership agreement until December 31, 2003.

In 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (Revised December 2003) "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51, effective immediately for variable interest entities created after January 31, 2003 and effective as of December 31, 2003 for variable interest entities that existed prior to February 1, 2003. The Company adopted the provisions of this interpretation at December 31, 2003, and its adoption resulted in the Company consolidating the financial position of Triad I at December 31, 2003 and resulted in the Company consolidating the operations of Triad I beginning in the Company first quarter of 2004. The consolidation of Triad I under the provisions of FIN 46 as of December 31, 2003 resulted in an increase in property and equipment of $62.5 million.

CGIM: Effective August 18, 2004, the Company acquired from Covenant Group of Texas ("Covenant") all of the outstanding stock of Covenant's wholly owned subsidiary, CGI Management, Inc. ("CGIM"). The Company paid approximately $2.3 million in cash (including closing costs of approximately $0.1 million) and issued a note with a fair value of approximately $1.1 million, subject to various adjustments set forth in the purchase agreement, to acquire all of the outstanding stock of CGIM. The note is due in three installments of approximately $0.3 million, $0.4 million and $0.7 million due on the first, third and fifth anniversaries of the closing, respectively, subject to reduction if the management fees earned from the third party owned communities with various terms are terminated and not replaced by substitute agreements during the period, and certain other adjustments. The total purchase price was $3.5 million and the acquisition was treated as a purchase. This acquisition resulted in the Company assuming the management contracts on 14 senior living communities with a combined resident capacity of approximately 1,800 residents. In addition, the Company has the right to acquire seven of the properties owned by Covenant (which are part of the 14 communities managed by CGIM) based on sales prices specified in the stock purchase agreement.

The purchase price of $3.5 million was allocated to management contract rights, which are included in other assets on the consolidated balance sheet. The Company is amortizing the management contract rights over the remaining life of the management contracts acquired and accumulated amortization was $0.2 million at March 31, 2005.

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

In February 2004, the Company and certain subsidiaries, along with numerous other senior living companies in California, were named as defendants in a lawsuit in the superior court in Los Angeles, California. This lawsuit was brought by two public interest groups on behalf of seniors in California residing at the California facilities of the defendants. The plaintiffs alleged that pre-admission fees charged by the defendants' facilities were actually security deposits that must be refunded in accordance with California law. On November 30, 2004, the court approved a settlement involving the Company's independent living communities. Under the terms of the settlement, (a) all non-refundable fees collected at the independent living facilities since January 1, 2003 will be treated as a refundable security deposits and (b) the attorney for the plaintiffs received nominal attorney fees. There were no other settlement costs to the Company or its affiliates and the Company's assisted living community in California was not named.

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

                        CAPITAL SENIOR LIVING CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis addresses (i) the Company's results of operations for the three months ended March 31, 2005 and 2004, respectively, and
(ii) liquidity and capital resources of the Company and should be read in conjunction with the Company's consolidated financial statements contained elsewhere in this report.

The Company is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior living communities throughout the United States. The Company's operating strategy is to provide quality senior living services to its residents, while achieving and sustaining a strong, competitive position within its chosen markets, as well as to continue to enhance the performance of its operations. The Company provides senior living services to the elderly, including independent living, assisted living, skilled nursing and home care services.

As of March 31, 2005, the Company operated 54 senior living communities in 20 states with an aggregate capacity of approximately 8,700 residents, including 39 senior living communities which the Company owned or in which the Company had an ownership interest and 15 communities it managed for third parties. As of March 31, 2005, the Company also operated one home care agency.

The Company generates revenue from a variety of sources. For the three months ended March 31, 2005, the Company's revenue was derived as follows: 96.4% from the operation of 29 owned senior living communities, and 3.6% from management fees arising from management services provided for 10 affiliate owned senior living communities and 15 unaffiliated senior living communities.

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

The Company's current management contracts expire on various dates through September 2022 and provide for management fees based generally upon approximately 5% of net revenues. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community.

The Company is party to a series of property management agreements (the "BRE/CSL Management Agreements") with BRE/CSL owned 90% by Blackstone and 10% by the Company, which collectively own and operate six senior living communities. The BRE/CSL Management Agreements extend until various dates through June 2008. The BRE/CSL Management Agreements provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. The Company earned $0.2 million under the terms of the BRE/CSL Management Agreements for the three months ended March 31, 2005.

Effective August 18, 2004, the Company acquired from Covenant all of the outstanding stock of CGIM. This acquisition resulted in the Company assuming the management contracts (the "CGIM Management Agreements") on 14 senior living communities with a combined resident capacity of approximately 1,800 residents. The CGIM Management Agreements expire on various dates through August 2019. The

CGIM Management Agreements generally provide for management fees of 5% to 5.5% of gross revenues, subject to certain base management fees. The Company earned $0.4 million under the terms of the CGIM Management Agreements for the three months ended March 31, 2005. In addition, the Company has the right to acquire seven of the properties owned by Covenant (which are part of the 14 communities managed by CGIM) based on sales prices specified in the stock purchase agreement.

The Company is party to a property management agreement (the "SHPII Management Agreement") with SHPII, a fund managed by Prudential, to manage one senior living community. The SHP Management Agreement extends until June 2008 and provides for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. The Company earned $40,000 under the terms of the SHP Management Agreement for the three months ended March 31, 2005.

The Company entered into a series of property management agreements (the "SHPII/CSL Management Agreements"), effective November 30, 2004, with SHPII/CSL, which is owned 95% by SHPII and 5% by the Company, which collectively own and operate the Spring Meadows Communities. The SHPII/CSL Management Agreements extend until various dates through November 2014. The SHPII/CSL Management Agreements provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. The Company earned $0.2 million under the terms of the SHPII/CSL Management Agreements for the three months ended March 31, 2005.

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

Results of Operations

The following table sets forth for the periods indicated selected statements of income data in thousands of dollars and expressed as a percentage of total revenues.

                                                                  Three Months Ended March 31,
                                                            ----------------------------------------
                                                                    2005                2004
                                                            ------------------- --------------------
                                                                  $        %        $          %
                                                            ---------- -------- ---------- ---------
          Revenues:
             Resident and healthcare revenue..............  $  23,374     96.4  $  22,112     97.7
             Unaffiliated management service revenue......        393      1.6         40      0.2
             Affiliated management service revenue........        471      2.0        474      2.1
                                                            ---------    -----  ---------    -----
             Total revenues...............................     24,238    100.0     22,626    100.0
         Expenses:
             Operating expenses...........................     14,274     58.9     14,526     64.2
             General and administrative expenses..........      4,175     17.2      4,036     17.8
             Depreciation and amortization................      3,134     12.9      2,957     13.1
                                                            ---------    -----  ---------    -----
             Total expenses...............................     21,583     89.0     21,519     95.1
                                                            ---------    -----  ---------    -----
           Income from operations ........................      2,655     11.0      1,107      4.9
           Other income (expense):
             Interest income..............................         23      0.1        163      0.7
             Interest expense.............................     (4,230)   (17.5)    (4,084)   (18.1)
             Gain on treasury lock agreement..............        267      1.1         --       --
             Other income.................................        110      0.5         67      0.3
                                                            ---------    -----  ---------    -----
          Loss before income taxes and minority
                interest in consolidated partnership......     (1,175)    (4.8)    (2,747)   (12.1)
           Benefit for income taxes.......................        414      1.7        674      3.0
                                                            ---------    -----  ---------    -----
          Loss before minority interest in
             consolidated partnership.....................       (761)    (3.1)    (2,073)    (9.1)
           Minority interest in consolidated partnership..          3      0.0         27      0.1
                                                            ---------    -----  ---------    -----
           Net loss.......................................  $    (758)    (3.1) $  (2,046)    (9.0)
                                                            =========    =====  =========    =====

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Revenues. Total revenues were $24.2 million in the three months ended March 31, 2005 compared to $22.6 million for the three months ended March 31, 2004, representing an increase of approximately $1.6 million or 7.1%. This increase in revenue is primarily the result of a $1.3 million increase in resident and healthcare revenue and an increase in unaffiliated management services revenue of $0.3 million. The 5.7% increase in resident and healthcare revenue reflects improved occupancy and higher average monthly rents per unit at the Company's 29 owned communities. The increase in unaffiliated management services revenue in the first quarter of fiscal 2005 reflects the management of 15 senior living communities compared to one community under management in the first quarter of fiscal 2004. The increase in unaffiliated senior living communities under management in fiscal 2005 resulted from the Company's acquisition of CGIM. Affiliated management services revenue results from the management of 10 senior living communities in both fiscal 2005 and 2004.

Expenses. Total expenses were $21.6 million in the first quarter of fiscal 2005 compared to $21.5 million in the first quarter of fiscal 2004, representing an increase of $0.1 million or 0.3%. This increase is primarily the result of a $0.1 million increase in general and administrative expenses and a $0.2 million increase in depreciation and amortization expense offset by a decrease in operating expenses of $0.2 million. The decrease in operating expenses results from the Company's initiatives to reduce and control costs at its communities. The increase in general and administrative expenses reflects an increase of $0.3 million in administrative labor and professional fees in the current fiscal year offset by a reduction of $0.1 million in administrative costs at the Company's 29 owned communities. The increase in depreciation and amortization expense primarily results from the amortization of the CGIM management contracts and additional depreciation expense resulting from the Company's acquisition of Triad I.

Other income and expense. Interest income decreased $0.1 million or 85.9% to $23,000 in fiscal 2005 compared to $0.2 million in fiscal 2004. Interest expense increased $0.1 million to $4.2 million in the first quarter of 2005 compared to $4.1 million in the first quarter of 2004. This 3.6% increase in interest expense is primarily the result of higher interest rates in the current fiscal year offset by a reduction in debt outstanding of $2.4 million. During the first quarter of fiscal 2005, the Company recognized a gain of $0.3 million as a result of the change in fair value of its treasury lock agreements. Other income in the first quarter of fiscal 2005 and 2004 relates to the Company's equity in the earnings of affiliates, which represents the Company's share of the earnings on its investments in BRE/CSL and SHPII/CSL.

Benefit for income taxes. Benefit for income taxes in the first quarter of fiscal 2005 was $0.4 million or 35.3% of loss before taxes, compared to a benefit for income taxes of $0.7 million or 24.8% in the first quarter of fiscal 2004. The effective tax rates for the first quarter of 2005 and 2004 differ from the statutory tax rates because of state income taxes and permanent tax differences. The permanent tax differences in the first quarter of fiscal 2004 include $0.9 million in net losses incurred by Triad I, which was consolidated during the first quarter of fiscal 2004 under the provisions of FIN 46.

Minority interest. Minority interest represents the minority holder's share of the losses incurred by HealthCare Properties Liquidating Trust ("HCP").

Net income. As a result of the foregoing factors, net loss decreased $1.2 million to a net loss of $0.8 million for the three months ended March 31, 2005, as compared to a net loss of $2.0 million for the three months ended March 31, 2004.

Liquidity and Capital Resources

In addition to approximately $20.0 million of cash balances on hand as of March 31, 2005, the Company's principal sources of liquidity are expected to be cash flows from operations, proceeds from the sale of assets, cash flows from BRE/CSL and/or additional refinancing. Of the $20.0 million in cash balances, $0.6 million relates to cash held by HCP. The Company expects its available cash and cash flows from operations, proceeds from the sale of assets, and cash flows from BRE/CSL and SHPII/CSL to be sufficient to fund its short-term working capital requirements. The Company's long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company from time to time considers and evaluates transactions related to its portfolio including refinancings, purchases and sales, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company's short and long-term capital requirements.

The Company has $34.3 million in debt outstanding with GMAC that matures in September 2005. The Company is currently working to refinance the debt and the Company expects to complete this refinancing during the third quarter of fiscal 2005. However, there can be no assurance that the refinancing will occur or that it will be on terms acceptable to the Company. This debt is classified as a current liability in the Company's consolidated balance sheet.

The Company had net cash provided by operating activities of $3.9 million and $0.6 million in the first three months of fiscal 2005 and 2004, respectively. In first quarter of fiscal 2005, net cash provided by operating activities was primarily derived from net noncash charges of $3.4 million, a decrease in accounts receivable of $0.7 million, a decrease in prepaid expenses and other of $1.3 million and an increase in accounts payable and accrued expenses of $0.5 million, offset by a net loss of $0.8 million, an increase in property tax and insurance deposits of $0.5 million, an increase in other assets of $0.1 million, and an increase in federal and state income tax receivable of $0.6 million. In first quarter of fiscal 2004, net cash provided by operating activities was primarily derived from net noncash charges of $3.4 million, a decrease in accounts receivable of $0.3 million, a decrease in prepaid expenses and other of $1.2 million, offset by a net loss of $2.0 million, an increase in property tax and insurance deposits of $0.4 million, an increase in other assets of $0.1 million, an increase in federal and state income tax receivable of $1.1 million and a decrease in accounts payable and accrued expenses of $0.5 million.

The Company had net cash used in investing activities of $0.4 million in both the first three months of fiscal 2005 and 2004, respectively. In the first quarter of fiscal 2005, the net cash used in investing activities was primarily the result of capital expenditures of $0.5 million offset by $0.1 million in distributions from limited partnerships. In the first quarter of fiscal 2004, the net cash used in investing activities was primarily the result of advances to affiliates of $0.1 million, and capital expenditures of $0.3 million offset by proceeds from limited partnerships.

The Company had net cash used in financing activities of $3.0 million in the first quarter of fiscal 2005 compared to net cash provided by financing activities of $15.9 million in the first quarter of fiscal 2004. For the first quarter of fiscal 2005 the net cash used in financing activities primarily results from repayments of notes payable of $2.5 million, cash restricted under the terms of the Company's treasury lock agreements of $0.2 million and deferred financing costs paid relating to the Company's interest rate caps of $0.4 million offset by proceeds from the exercise of stock options. For the first quarter of fiscal 2004 the net cash provided by financing activities primarily results from the Company's sale of 5,750,000 shares of common stock for net proceeds of $32.2 million, proceeds from the exercise of stock options of $0.1 million and proceeds from the release of restricted cash of $1.0 million, offset by repayments of notes payable of $17.4 million.

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

The Company's current management contracts expire on various dates through September 2022 and provide for management fees based generally upon approximately 5% of net revenues. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community.

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

In addition, on June 30, 2003, the Company contributed to BRE/CSL one of its senior living communities with a capacity of 182 residents. As part of the contribution, BRE/CSL assumed $7.4 million of long-term debt on the community and the Company received $3.1 million in cash from BRE/CSL, and has a 10% equity interest in BRE/CSL of $0.4 million resulting in the recognition of a gain of $3.4 million. As part of the contribution to BRE/CSL, the Company guaranteed 25%, or $1.9 million, of BRE/CSL's debt with Bank One. The Company made this guarantee to induce Bank One to allow the debt to be assumed by BRE/CSL. The Company estimates the carrying value of its obligation under this guarantee as nominal.

The Company manages the six communities owned by BRE/CSL under long-term management contracts. The Company accounts for the BRE/CSL investment under the equity method of accounting. The Company has deferred $0.1 million of management services revenue as a result of its 10% interest in the BRE/CSL joint venture.

Effective August 18, 2004, the Company acquired from Covenant all of the outstanding stock of Covenant's wholly owned subsidiary, CGIM. The Company paid approximately $2.3 million in cash (including closing costs of approximately $0.1 million) and issued a note with a fair value of approximately $1.1 million, subject to various adjustments set forth in the purchase agreement, to acquire all of the outstanding stock of CGIM. The note is due in three installments of approximately $0.3 million, $0.4 million and $0.7 million due on the first, third and fifth anniversaries of the closing, respectively, subject to reduction if the management fees earned from the third party owned communities with various terms are terminated and not replaced by substitute agreements during the period, and certain other adjustments. The total purchase price was $3.5 million and the acquisition was treated as a purchase of property. This acquisition resulted in the Company assuming the management contracts on 14 senior living communities with a combined resident capacity of approximately 1,800 residents. In addition, the Company has the right to acquire seven of the properties owned by Covenant (which are part of the 14 communities managed by CGIM) based on sales prices specified in the stock purchase agreement. The purchase price of $3.5 million was allocated to management contracts.

Effective as of November 30, 2004, the Company acquired Lehman's approximate 81% interest in the Spring Meadows Communities and simultaneously sold the Spring Meadows Communities to SHPII/CSL, which is owned 95% by SHPII and 5% by the Company. As a result of these transactions, the Company paid $1.1 million for Lehman's interests in the joint ventures, received net assets of $0.9 million and wrote-off the remainder totaling $0.2 million. In addition, the Company contributed $1.3 million to SHPII/CSL for its 5% interest. The Company will manage the communities for SHPII/CSL under long-term management contracts.

Prior to SHPII/CSL's acquisition of the Spring Meadows Communities, the Company, had an approximate 19% member interests in the four joint ventures that owned the Spring Meadows Communities. The Company's interests in the joint ventures that owned the Spring Meadows Communities included interests in certain loans to the ventures and its member interest in each venture. The Company accounted for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001 and continued to manage the communities under long-term management contracts until November 2004 when the joint ventures were sold to SHPII/CSL.

Effective as of November 30, 2004, the Company acquired Lehman's approximate 81% limited partner's interest in Triad I for $4.0 million in cash and the issuance of a note with a net present value of $2.8 million. In addition, the Company acquired the general partner's interest in Triad I by assuming a $3.6 million note payable from the general partner to a subsidiary of the Company. The acquisition was recorded as a purchase of property. The entire purchase price of $10.4 million was recorded as a step-up in basis of the property as Triad I had been previously consolidated under FIN 46 as of December 31, 2003. These transactions resulted in the Company now wholly owning Triad I. Triad I owns five Waterford senior living communities and two expansions. The two expansions were subsequently deeded to a subsidiary of the Company in order for the two expansions to be consolidated with their primary community.

Prior to acquiring the remaining interests of the general partner and the other third party limited partner in Triad I the Company had an approximate 1% limited partner's interest in Triad I and accounted for these investments under the equity method of accounting based on the provisions of the Triad I partnership agreement until December 31, 2003.

In 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (Revised December 2003) "Consolidation of Variable Interest Entities" an interpretation of ARB No. 51, effective immediately for variable interest entities created after January 31, 2003 and effective as of December 31, 2003 for variable interest entities that existed prior to February 1, 2003. The Company adopted the provisions of this interpretation at December 31, 2003, and its adoption resulted in the Company consolidating the financial position of Triad I at December 31, 2003 and resulted in the Company consolidating the operations of Triad I beginning in the Company first quarter of 2004. The consolidation of Triad I under the provisions of FIN 46 as of December 31, 2003 resulted in an increase in property and equipment of $62.5 million.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk is exposure to changes in interest rates on debt instruments. As of March 31, 2005, the Company had $259.3 million in outstanding debt comprised of various fixed and variable rate debt instruments of $47.4 million and $211.9 million, respectively.

Changes in interest rates would affect the fair market value of the Company's fixed rate debt instruments but would not have an impact on the Company's earnings or cash flows. Fluctuations in interest rates on the Company's variable rate debt instruments, which are tied to either LIBOR or the prime rate, would affect the Company's earnings and cash flows but would not affect the fair market value of the variable rate debt. Each percentage point change in interest rates would increase the Company's annual interest expense by approximately $2.1 million (subject to certain interest rate caps) based on the Company's outstanding variable debt as of March 31, 2005.

Effective January 31, 2005, the Company entered into interest rate cap agreements with two commercial banks to reduce the impact of increases in interest rates on the Company's variable rate loans. One interest cap agreement effectively limits the interest rate exposure on a $50 million notional amount to a maximum LIBOR rate of 5% and expires on January 31, 2006. The second interest rate cap agreement effectively limits the interest rate exposure on $100 million notional amount to a maximum LIBOR rate of 5%, as long as one-month LIBOR is less than 7%. If one-month LIBOR is greater than 7%, the agreement effectively limits the interest rate on the same $100 million notional amount to a maximum LIBOR rate of 7%. This second agreement expires on January 31, 2008. The Company paid $0.4 million for the interest rate caps and the costs of these contracts are being amortized to interest expense over the life of the agreements.

The Company is party to interest rate lock agreements, which were used to hedge the risk that the costs of future issuance of debt may be adversely affected by changes in interest rates. Under the treasury lock agreements, the Company agrees to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional principal amount of indebtedness based on the locked rate at the date when the agreement was established and the yield of a United States Government 10-Year Treasury Note on the settlement date of January 3, 2006. The notional amounts of the agreements were not exchanged. These treasury lock agreements were entered into with a major financial institution in order to minimize counterparty credit risk. The locked rates range from 7.5% to 9.1%. On December 30, 2004, the Company refinanced the underlying debt and this refinancing resulted in the interest rate lock agreements no longer qualifying as an interest rate hedge. The Company now reflects the interest rate lock agreements at fair value in the Company's balance sheet (as a long-term liability) and related gains and losses are recognized in the statement of operations. During the first quarter of fiscal 2005, the Company recognized a gain of $0.3 million relating to the treasury lock agreements. The Company has the ability settle the treasury lock liability by converting the liability to a five-year note at any time prior to the treasury lock settlement date of January 3, 2006. The Company intends to convert the treasury lock liability to a long-term note on or before its settlement date and therefore has classified the treasury lock liability as long-term. Prior to refinancing the underlying debt, the treasury lock agreements were reflected at fair value in the Company's balance sheet (Other long term liabilities) and the related gains or losses on these agreements were deferred in stockholders' equity (as a component of other comprehensive income).

In addition, the Company was party to interest rate swap agreements in fiscal 2004 that were used to modify variable rate obligations to fixed rate obligations, thereby reducing the Company's exposure to market rate fluctuations. On December 30, 2004, the Company settled its interest rate swap agreements by paying its lender $0.5 million. The differential paid or received as rates changed was accounted for under the accrual method of accounting and the amount payable to or receivable from counterparties was included as an adjustment to accrued interest. The interest rate swap agreements resulted in the Company recognizing an additional $0.2 million in interest expense during the first quarter of fiscal 2004.

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

In February 2004, the Company and certain subsidiaries, along with numerous other senior living companies in California, were named as defendants in a lawsuit in the superior court in Los Angeles, California. This lawsuit was brought by two public interest groups on behalf of seniors in California residing at the California facilities of the defendants. The plaintiffs alleged that pre-admission fees charged by the defendants' facilities were actually security deposits that must be refunded in accordance with California law. On November 30, 2004, the court approved a settlement involving the Company's independent living communities. Under the terms of the settlement, (a) all non-refundable fees collected at the independent living facilities since January 1, 2003 will be treated as a refundable security deposits and (b) the attorney for the plaintiffs received nominal attorney fees. There were no other settlement costs to the Company or its affiliates and the Company's assisted living community in California was not named.

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

Date:    May 5, 2005

                               INDEX TO EXHIBITS

                EXHIBIT
                NUMBER        DESCRIPTION
                -------       -----------

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