Form 10-Q
period 2005-06-30
CAPITAL SENIOR LIVING CORP
filed 2005-08-09
CIK 1043000

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No __


As of August 8, 2005, the Registrant had 26,162,780 outstanding shares of its Common Stock, $.01 par value.

                        CAPITAL SENIOR LIVING CORPORATION

                                      INDEX
                                                                                               Page
                                                                                               Number
                                                                                               ------
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets -  -
                  June 30, 2005 and December 31, 2004                                             3

                  Consolidated Statements of Operations -  -
                  Three and Six Months Ended June 30, 2005 and 2004                               4

                  Consolidated Statements of Cash Flows  -   -
                  Six Months Ended June 30, 2005 and 2004                                         5

                  Notes to Consolidated Financial Statements                                      6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            12

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                                                    19

         Item 4.  Controls and Procedures                                                        20

Part II. Other Information

         Item 1.  Legal Proceedings                                                              21

         Item 4.  Submission of Matters to a Vote of Securities Holders                          22

         Item 6.  Exhibits                                                                       22

Signature


                                         CAPITAL SENIOR LIVING CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                                   (In thousands)
                                                                                 June 30,    December 31,
                                                                                   2005           2004
                                                                               -----------   -----------
                                                                               (Unaudited)
                                  ASSETS
Current assets:
  Cash and cash equivalents................................................    $    15,359   $    19,515
  Restricted cash..........................................................            483            --
  Accounts receivable, net.................................................          2,542         2,073
  Accounts receivable from affiliates......................................            284         1,220
  Federal and state income taxes receivable................................          2,496         2,018
  Deferred taxes...........................................................            642           642
  Assets held for sale.....................................................            520         1,008
  Property tax and insurance deposits......................................          4,006         2,731
  Prepaid expenses and other...............................................          4,116         2,766
                                                                               -----------   -----------
          Total current assets.............................................         30,448        31,973
Property and equipment, net................................................        376,053       381,051
Deferred taxes.............................................................          9,182         7,565
Investments in limited partnerships........................................          3,284         3,202
Assets held for sale.......................................................          1,514         1,026
Other assets, net..........................................................          8,507         6,358
                                                                               -----------   -----------
          Total assets.....................................................    $   428,988   $   431,175
                                                                               ===========   ===========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................................    $     1,976   $     2,162
  Accounts payable to affiliates...........................................             --           318
  Accrued expenses.........................................................          8,324         7,478
  Deferred income..........................................................            789           680
  Current portion of notes payable.........................................         10,263        42,242
  Customer deposits........................................................          1,957         1,936
                                                                               -----------   -----------
          Total current liabilities........................................         23,309        54,816
Deferred income from affiliates............................................             85           125
Other long-term liabilities................................................          7,770         6,909
Notes payable, net of current portion......................................        250,759       219,526
Minority interest in consolidated partnership..............................            251           252
Commitments and contingencies                                                           --            --
Shareholders' equity:
  Preferred stock, $.01 par value:
     Authorized shares -- 15,000; no shares issued or outstanding...........            --            --
  Common stock, $.01 par value:
     Authorized shares -- 65,000
     Issued and outstanding shares -- 25,805 and 25,751 in
      2005 and 2004, respectively..........................................            258           258
  Additional paid-in capital...............................................        125,169       124,963
  Retained earnings........................................................         21,387        24,326
                                                                               -----------   -----------
          Total shareholders' equity.......................................        146,814       149,547
                                                                               -----------   -----------
          Total liabilities and shareholders' equity.......................    $   428,988   $   431,175
                                                                               ===========   ===========


                            See accompanying notes to consolidated financial statements.





                                                         3

                                         CAPITAL SENIOR LIVING CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited, in thousands, except earnings per share)


                                                             Three Months Ended            Six Months Ended
                                                                  June 30,                     June 30,
----------------------------------------------------     ----------------------------  ----------------------------
                                                              2005          2004           2005           2004
                                                         ------------  -------------  -------------  --------------
Revenues:
  Resident and health care revenue..................     $    23,486   $     22,493   $     46,860   $      44,605
  Unaffiliated management services revenue..........             403             41            796              81
  Affiliated management services revenue............             547            483          1,018             957
                                                         ------------  -------------  -------------  --------------
       Total revenues...............................          24,436         23,017         48,674          45,643
Expenses:
  Operating expenses (exclusive of depreciation
      and amortization shown below).................          16,207         16,238         32,286          32,717
  General and administrative expenses...............           2,469          2,253          4,839           4,336
  Depreciation and amortization.....................           3,147          2,951          6,281           5,908
                                                         ------------  -------------  -------------  --------------
       Total expenses...............................          21,823         21,442         43,406          42,961
                                                         ------------  -------------  -------------  --------------
Income from operations..............................           2,613          1,575          5,268           2,682
Other income (expense):
  Interest income...................................              34            158             57             321
  Interest expense..................................          (4,521)        (3,831)        (8,751)         (7,915)
  Loss on treasury rate lock agreement..............          (1,620)            --         (1,353)             --
  Other income......................................             124             73            234             140
                                                         ------------  -------------  -------------  --------------
Loss before income taxes and minority interest
  in consolidated partnership.......................          (3,370)        (2,025)        (4,545)         (4,772)
Benefit for income taxes............................           1,191            422          1,605           1,096
                                                         ------------  -------------  -------------  --------------
Loss before minority interest in consolidated
  partnership.......................................          (2,179)        (1,603)        (2,940)         (3,676)
Minority interest in consolidated partnership.......              (2)             7              1              34
                                                         ------------  -------------  -------------  --------------
Net loss............................................     $    (2,181)  $     (1,596)  $     (2,939)  $      (3,642)
                                                         ============  =============  =============  ==============

Per share data:

  Basic loss per share.............................      $     (0.08)  $      (0.06)  $      (0.11)  $       (0.15)
                                                         ============  =============  =============  ==============

  Diluted loss per share...........................      $     (0.08)  $      (0.06)  $      (0.11)  $       (0.15)
                                                         ============  =============  =============  ==============

  Weighted average shares outstanding -- basic.....           25,776         25,668         25,765          24,683
                                                         ============  =============  =============  ==============

  Weighted average shares outstanding -- diluted...           25,776         25,668         25,765          24,683
                                                         ============  =============  =============  ==============


                            See accompanying notes to consolidated financial statements.


                                                         4

                                         CAPITAL SENIOR LIVING CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited, in thousands)


                                                                                Six Months Ended June 30,
                                                                                   2005           2004
                                                                               ------------    -----------
          Operating Activities
          Net loss.........................................................    $    (2,939)    $    (3,642)
          Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation...................................................          6,090           5,908
            Amortization...................................................            191              --
            Amortization of deferred financing charges.....................            393             759
            Minority interest in consolidated partnership..................             (1)            (34)
            Deferred income from affiliates................................            (40)             14
            Deferred income................................................            109             (87)
            Deferred income taxes..........................................         (1,617)            203
            Equity in the earnings of affiliates...........................           (234)           (140)
            Loss on treasury rate lock agreement...........................          1,353              --
            Changes in operating assets and liabilities:
              Accounts receivable..........................................           (469)            (81)
              Accounts receivable from affiliates..........................            936             315
              Property tax and insurance deposits..........................         (1,275)         (1,053)
              Prepaid expenses and other...................................         (1,350)         (2,002)
              Other assets.................................................         (2,085)           (524)
              Accounts payable and accrued expenses........................            342             341
              Federal and state income taxes receivable....................           (410)         (2,012)
              Customer deposits............................................             21              23
                                                                               ------------    -----------
          Net cash used in operating activities............................           (985)         (2,012)
          Investing Activities
          Capital expenditures.............................................         (1,092)         (1,024)
          Advances to affiliates...........................................             --            (235)
          Distributions from limited partnerships..........................            152              77
                                                                               ------------    -----------
          Net cash used in investing activities............................           (940)         (1,182)
          Financing Activities
          Proceeds from notes payable......................................          3,583           2,627
          Repayments of notes payable......................................         (4,821)        (20,776)
          Restricted cash..................................................           (483)          1,004
          Proceeds from the exercise of stock options......................            138             306
          Proceeds from common stock offering..............................             --          32,158
          Deferred financing charges paid..................................           (648)             --
                                                                               ------------    -----------
          Net cash (used in) provided by financing activities..............         (2,231)         15,319
                                                                               ------------    -----------
          (Decrease) increase in cash and cash equivalents.................         (4,156)         12,125
          Cash and cash equivalents at beginning of period.................         19,515           6,594
                                                                               ------------    -----------
          Cash and cash equivalents at end of period.......................    $    15,359     $    18,719
                                                                               ===========     ===========
          Supplemental Disclosures
          Cash paid during the period for:
            Interest.......................................................    $     7,492     $     7,193
                                                                               ===========     ===========
            Income taxes...................................................    $       454     $       722
                                                                               ===========     ===========

                            See accompanying notes to consolidated financial statements.


                                                         5

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005


1. BASIS OF PRESENTATION

Capital Senior Living Corporation, a Delaware corporation (the "Company"), was incorporated on October 25, 1996. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated balance sheet, as of December 31, 2004, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2004, and the accompanying unaudited consolidated financial statements, as of June 30, 2005 and 2004, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2005.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2005, results of operations for the three and six months ended June 30, 2005 and 2004, respectively, and cash flows for the six months ended June 30, 2005 and 2004. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share considers the dilutive effect of outstanding options calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except for per share amounts):

                                                      Three Months Ended                Six Months Ended
                                                           June 30,                         June 30,
                                                  ---------------------------      -------------------------
                                                     2005            2004             2005             2004
                                                  ----------      -----------      -----------      ----------
Net loss.................................         $  (2,181)      $   (1,596)       $  (2,939)      $  (3,642)

Weighted average shares outstanding - basic          25,776           25,668           25,765          24,683
Effect of dilutive securities:
   Employee stock options................                --               --               --              --
                                                  ----------       ----------        ----------      ---------
Weighted   average   shares   outstanding -
   diluted...............................            25,776           25,668           25,765          24,683
                                                  ==========       ==========        =========       =========

Basic loss per share.....................         $   (0.08)      $    (0.06)       $   (0.11)      $   (0.15)
                                                  ==========      ===========       ==========      ==========
Diluted loss per share...................         $   (0.08)      $    (0.06)       $   (0.11)      $   (0.15)
                                                  ==========      ===========       ==========      ==========


Options were not included in the computation of diluted earnings per share because the Company had net losses during the second quarter and first six months of fiscal 2005 and 2004, and therefore, the effect would not be dilutive.

On May 10, 2005, the Company granted options to certain directors of the Company to purchase 12,000 shares of the Company's common stock at an exercise price of $5.90. In addition, the Company issued 54,532 and 134,413 shares of common stock pursuant to the exercise of stock options by certain employees of the Company during the first six months of fiscal 2005 and 2004, respectively.

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005


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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods.


                                                            Three Months Ended      Six Months Ended
                                                                 June 30,               June 30,
                                                        ------------------------    -------------------------
                                                            2005         2004          2005          2004
                                                        -----------  -----------    -----------   -----------
Net loss
  As reported.....................................      $   (2,181)  $   (1,596)    $   (2,939)   $   (3,642)
  Less:  fair value stock compensation expense,
    net of tax....................................             (32)        (180)          (616)         (352)
                                                        -----------  -----------    -----------   -----------
  Pro forma.......................................          (2,213)      (1,776)        (3,555)       (3,994)
                                                        ===========  ===========    ===========   ===========
Net loss per share - basic
  As reported.....................................      $    (0.08)  $    (0.06)    $    (0.11)   $    (0.15)
  Less:  fair value stock compensation expense,
    net of tax....................................      $    (0.01)  $    (0.01)    $    (0.03)   $    (0.01)
                                                        -----------  -----------    -----------   -----------
  Pro forma.......................................      $    (0.09)  $    (0.07)    $    (0.14)   $    (0.16)
                                                        ===========  ===========    ===========   ===========
Net loss per share - diluted
  As reported.....................................      $    (0.08)  $    (0.06)    $    (0.11)   $    (0.15)
  Less:  fair value stock compensation expense,
    net of tax....................................      $    (0.01)  $    (0.01)    $    (0.03)   $    (0.01)
                                                        -----------  -----------    -----------   -----------
  Pro forma.......................................      $    (0.09)  $    (0.07)    $    (0.14)   $    (0.16)
                                                        ===========  ===========    ===========   ===========

On December 16, 2004, the Financial Accounting Standards Board issued FASB Statement No. 123, revised 2004 ("Statement 123(R)"), Share-Based Payment, which is a revision of FASB Statement 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. In April 2005, the effective date for Statement 123(R) was revised to be effective with the first annual reporting period beginning after June 15, 2005. The Company adopted the provisions of Statement 123(R) as of July 1, 2005. The Company had 84,250 and 442,842 unvested shares outstanding as of June 30, 2005 and 2004, respectively. Based on the shares outstanding as of June 30, 2005, using the Black-Scholes model the Company would have $0.2 million in compensation expense to recognize over the remaining vesting period of the unvested options.

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

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005


In addition, on February 10, 2005, the Company's Compensation Committee of the Board of Directors approved the form of Restricted Stock Award under the 1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. On July 1, 2005, the Company issued 320,750 shares of restricted stock to certain employees of the Company. The restricted shares vest 34% on September 1, 2006, 33% on November 1, 2007 and 33% on January 1, 2009.

Interest Rate Cap, Lock and Swap Agreements

Effective January 31, 2005, the Company entered into interest rate cap agreements with two commercial banks to reduce the impact of increases in interest rates on the Company's variable rate loans. One interest rate cap agreement effectively limits the interest rate exposure on a $50 million notional amount to a maximum LIBOR rate of 5% and expires on January 31, 2006. The second interest rate cap agreement effectively limits the interest rate exposure on $100 million notional amount to a maximum LIBOR rate of 5%, as long as one-month LIBOR is less than 7%. If one-month LIBOR is greater than 7%, the agreement effectively limits the interest rate on the same $100 million notional amount to a maximum LIBOR rate of 7%. This second agreement expires on January 31, 2008. The Company paid $0.4 million for the interest rate caps and the costs of these agreements are being amortized to interest expense over the life of the agreements.

The Company is party to interest rate lock agreements, which were used to hedge the risk that the costs of future issuance of debt may be adversely affected by changes in interest rates. Under the treasury lock agreements, the Company agrees to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional principal amount of indebtedness based on the locked rate at the date when the agreement was established and the yield of a United States Government 10-Year Treasury Note on the settlement date of January 3, 2006. The notional amounts of the agreements were not exchanged. These treasury lock agreements were entered into with a major financial institution in order to minimize counterparty credit risk. The locked rates range from 7.5% to 9.1%. On December 30, 2004, the Company refinanced the underlying debt and this refinancing resulted in the interest rate lock agreements no longer qualifying as an interest rate hedge. The Company reflects the interest rate lock agreements at fair value in the Company's consolidated balance sheet (Other long-term liabilities, net of current portion of $0.5 million) and related gains and losses are recognized in the consolidated statements of operations. During the second quarter and first six months of fiscal 2005, the Company recognized a loss of $1.6 million and $1.4 million, respectively, relating to the treasury lock agreements. The Company has the ability to settle the treasury lock liability by converting the liability to a five-year note at any time prior to the treasury lock settlement date of January 3, 2006. The Company intends to convert the treasury lock liability to a long-term note on or before its settlement and therefore has classified the treasury lock liability as long-term, net of current portion of $0.5 million. Prior to refinancing the underlying debt, the treasury lock agreements were reflected at fair value in the Company's consolidated balance sheets (Other long-term liabilities) and the related gains or losses on these agreements were deferred in stockholders' equity (as a component of other comprehensive income).

In addition, the Company was party to interest rate swap agreements in fiscal 2004 that were used to modify variable rate obligations to fixed rate obligations, thereby reducing the Company's exposure to market rate fluctuations. On December 30, 2004, the Company settled its interest rate swap agreements by paying its lender $0.5 million. The differential paid or received as rates changed was accounted for under the accrual method of accounting and the amount payable to or receivable from counterparties was included as an adjustment to accrued interest. The interest rate swap agreements resulted in the recognition of an additional $0.5 million in interest expense during the first six months of fiscal 2004.

During the first six months of fiscal 2004, the Company recognized other comprehensive income of $0.7 million from the change in the fair value of the interest rate swap and treasury lock agreements. The Company recognized an operating loss of $1.4 million relating to the treasury lock agreements during the first six months of fiscal 2005. Total comprehensive loss (net loss plus other comprehensive income) for the six months ended June 30, 2005 and 2004 was $2.9 million and $3.0 million, respectively.

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005


Liquidity

In July 2005, the Company refinanced the debt on four communities that was scheduled to mature in September 2005 resulting in new loans of approximately $39.2 million. The new loans include ten-year terms with the interest rates fixed at 5.46% and amortization of principal and interest payments over 25 years. These new loans are classified as long-term, net of $0.2 million classified as current, in the accompanying consolidated balance sheet and replaced $34.3 million of debt that had been classified as a current liability.

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

3. TRANSACTIONS WITH AFFILIATES

BRE/CSL: The Company formed three joint ventures (collectively "BRE/CSL") with an affiliate of Blackstone Real Estate Advisors ("Blackstone") in December 2001. BRE/CSL is owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint ventures, each of the Company and Blackstone must approve any acquisitions made by BRE/CSL. Each party must also contribute its pro rata portion of the costs of any acquisition.

The Company manages the six communities owned by BRE/CSL under long-term management contracts. The Company accounts for the BRE/CSL investment under the equity method of accounting and the Company recognized earnings in the equity of BRE/CSL of $0.2 million and $0.1 million in the six months ended June 30, 2005 and 2004, respectively. The Company has deferred $0.1 million of management services revenue as a result of its 10% interest in the BRE/CSL joint venture.

Effective as of June 30, 2005, BRE/CSL entered into a Purchase and Sale Agreement (the "Ventas Purchase Agreement") with Ventas Healthcare Properties, Inc. ("Ventas") to sell the six communities owned by BRE/CSL to Ventas for $84.6 million. In addition, the Company executed Master Lease Agreements (the "Ventas Leases") with Ventas to lease these six communities from Ventas. The Ventas Leases each have an initial term of ten years, with two five year renewal options. The initial lease rate on the Ventas Leases will be 8% and will be subject to conditional escalation clauses. The transaction is expected to close in the third quarter of 2005, subject to lender and regulatory approvals and other customary closing conditions. Upon closing the transaction, the Company will begin consolidating the operations of the six communities in its consolidated statement of operations.

The Company has guaranteed 25%, or $1.9 million of the debt on one community owned by BRE/CSL. The Company made this guarantee to induce Bank One to allow the debt to be assumed by BRE/CSL. The Company estimates the carrying value of its obligation under this guarantee as nominal. The debt on this community will be repaid upon the sale of the six BRE/CSL communities to Ventas and as a result the Company will be released from this debt guarantee.

SHPII/CSL: In November 2004, the Company formed four joint ventures (collectively "SHPII/CSL") with a fund managed by Prudential Real Estate Advisors ("Prudential"). Effective as of November 30, 2004, the Company acquired Lehman Brothers' ("Lehman") interest in four joint ventures that own four communities (the "Spring Meadows Communities") and simultaneously sold the Spring Meadows Communities to SHPII/CSL, which is owned 95% by SHPII and 5% by the Company. As a result of these transactions, the Company paid $1.1 million for Lehman's interest in the joint ventures, received $0.9 million in net assets and wrote-off the remainder totaling $0.2 million. In addition, the Company contributed $1.3 million to SHPII/CSL for its 5% interest. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.1 million for the six months ended June 30, 2005. The Company defers 5% of its management fee income earned from SHPII/CSL. Deferred management fee income is being amortized into income over the term of the Company's management contract. As of June 30, 2005, the Company had deferred income of approximately $26,000 relating to SHPII/CSL.

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005

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

The purchase price of $3.5 million was allocated to management contract rights, which are included in other assets on the consolidated balance sheets. The Company is amortizing the management contract rights over the remaining life of the management contracts acquired and accumulated amortization was $0.3 million at June 30, 2005.

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

                        CAPITAL SENIOR LIVING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005


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

The Company filed a claim before the American Arbitration Association in Dallas, Texas against a former brokerage consultant and her company (collectively, "Respondents") for (1) a declaratory judgment that it has fulfilled certain obligations to Respondents under contracts the parties had signed related to the Covenant transaction, (2) for damages resulting from alleged breach of a confidentiality provision, and (3) for damages for unpaid referral fees. Respondent has filed a counterclaim for causes of action including breach of contract, duress, and undue infliction of emotional distress. The counterclaim seeks damages of "up to $1,291,500 (or more)". Respondent also seeks to recover unspecified amounts of additional damages if the Company acquires any of the Covenant owned properties on which she claims to be entitled to recover brokerage fees. The proceeding is in its early stages. An arbitrator has not yet been appointed and discovery has not begun. No date has been set for a hearing. The Company's management believes strongly that its position has merit and intends to vigorously defend the counterclaim.

The Company has other pending claims not mentioned above ("Other Claims") incurred in the course of its business. Most of these Other Claims are believed by management to be covered by insurance, subject to normal reservations of rights by the insurance companies and possibly subject to certain exclusions in the applicable insurance policies. Whether or not covered by insurance, these Other Claims, in the opinion of management, based on advice of legal counsel, should not have a material effect on the consolidated financial statements of the Company if determined adversely to the Company.

                        CAPITAL SENIOR LIVING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis addresses (i) the Company's results of operations for the three and six months ended June 30, 2005 and 2004, respectively, and (ii) liquidity and capital resources of the Company and should be read in conjunction with the Company's consolidated financial statements contained elsewhere in this report.

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

As of June 30, 2005, the Company operated 54 senior living communities in 20 states with an aggregate capacity of approximately 8,700 residents, including 39 senior living communities which the Company owned or in which the Company had an ownership interest and 15 communities it managed for third parties. As of June 30, 2005, the Company also operated one home care agency.

The Company generates revenue from a variety of sources. For the six months ended June 30, 2005, the Company's revenue was derived as follows: 96.3% from the operation of 29 owned senior living communities, and 3.7% from management fees arising from management services provided for 10 affiliate owned senior living communities and 15 unaffiliated senior living communities.

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

The Company's current management contracts expire on various dates through September 2022 and provide for management fees based generally upon approximately 5% of gross revenues. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community.

The Company is party to a series of property management agreements (the "BRE/CSL Management Agreements") with BRE/CSL owned 90% by Blackstone and 10% by the Company, which collectively own and operate six senior living communities. The BRE/CSL Management Agreements extend until various dates through June 2008. The BRE/CSL Management Agreements provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. The Company earned $0.6 million under the terms of the BRE/CSL Management Agreements for the six months ended June 30, 2005.

Effective as of June 30, 2005, BRE/CSL entered into the Ventas Purchase Agreement with Ventas to sell the six communities owned by BRE/CSL to Ventas for $84.6 million. In addition, the Company executed Master Lease Agreements with Ventas to lease these six communities from Ventas. The Ventas Leases each have an initial term of ten years, with two five year renewal options. The initial lease rate on the Ventas Leases will be 8% and will be subject to conditional escalation clauses. The transaction is expected to close in the third quarter of 2005, subject to lender and regulatory approvals and other customary closing conditions. Upon closing the transaction, the Company will begin consolidating

                        CAPITAL SENIOR LIVING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION

the operations of the six communities in its consolidated statement of operations.

Effective August 18, 2004, the Company acquired from Covenant all of the outstanding stock of CGIM. This acquisition resulted in the Company assuming the management contracts (the "CGIM Management Agreements") on 14 senior living communities with a combined resident capacity of approximately 1,800 residents. The CGIM Management Agreements expire on various dates through August 2019. The CGIM Management Agreements generally provide for management fees of 5% to 5.5% of gross revenues, subject to certain base management fees. The Company earned $0.7 million under the terms of the CGIM Management Agreements for the six months ended June 30, 2005. In addition, the Company has the right to acquire seven of the properties owned by Covenant (which are part of the 14 communities managed by CGIM) based on sales prices specified in the stock purchase agreement.

The Company is party to a property management agreement (the "SHPII Management Agreement") with SHPII, a fund managed by Prudential, to manage one senior living community. The SHP Management Agreement extends until June 2008 and provides for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. The Company earned $0.1 million under the terms of the SHP Management Agreement for the six months ended June 30, 2005.

The Company entered into a series of property management agreements (the "SHPII/CSL Management Agreements"), effective November 30, 2004, with SHPII/CSL, which is owned 95% by SHPII and 5% by the Company, which collectively own and operate the Spring Meadows Communities. The SHPII/CSL Management Agreements extend until various dates through November 2014. The SHPII/CSL Management Agreements provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. The Company earned $0.5 million under the terms of the SHPII/CSL Management Agreements for the six months ended June 30, 2005.

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

                        CAPITAL SENIOR LIVING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION


Results of Operations

The following table sets forth for the periods indicated selected statements of income data in thousands of dollars and expressed as a percentage of total revenues.



                                                 Three Months Ended                       Six Months Ended
                                                      June 30,                               June 30,
                                       --------------------------------------  --------------------------------------
                                              2005                2004                2005                   2004
                                       ------------------  ------------------  ------------------   -----------------
                                            $         %         $        %          $        %           $       %
                                       ----------- ------  ----------- ------  ----------- ------   ---------- ------
Revenues:
   Resident and healthcare revenue     $   23,486   96.1   $   22,493   97.7   $   46,860   96.3    $  44,605   97.7
   Unaffiliated management service
        revenue................               403    1.7           41    0.2          796    1.6           81    0.2
   Affiliated management service
      revenue..................               547    2.2          483    2.1        1,018    2.1          957    2.1
                                       ----------- ------  ----------- ------  ----------- ------   ---------- ------
     Total revenue.............            24,436  100.0       23,017  100.0       48,674  100.0       45,643  100.0

Expenses:
   Operating expenses (exclusive
     of  depreciation and
     amortization shown below).....        16,207   66.3       16,238   70.5       32,286   66.4       32,717   71.7
   General and administrative
     expenses.....................          2,469   10.1        2,253    9.8        4,839    9.9        4,336    9.5
   Depreciation and amortization            3,147   12.9        2,951   12.8        6,281   12.9        5,908   12.9
                                       ----------- ------  ----------- ------  ----------- ------   ---------- ------
     Total expenses............            21,823   89.3       21,442   93.2       43,406   89.2       42,961   94.1
                                       ----------- ------  ----------- ------  ----------- ------   ---------- ------
Income from operations ........             2,613   10.7        1,575    6.8        5,268   10.8        2,682    5.9

Other income (expense):
   Interest income.............                34    0.1          158     0.7          57    0.1          321    0.7
   Interest expense............            (4,521) (18.5)      (3,831)  (16.6)     (8,751) (18.0)      (7,915) (17.3)
   Loss on treasury rate lock
     agreement.................            (1,620)  (6.6)          --      --      (1,353)  (2.8)          --     --
    Other income................              124    0.5           73     0.3         234    0.5          140    0.3
                                       ----------- ------  ----------- ------  ----------- ------   ---------- ------
Loss before income taxes and
  minority interest in
  consolidated partnerships.........       (3,370) (13.8)      (2,025)  (8.8)      (4,545)  (9.3)      (4,772) (10.5)
Benefit for income taxes.......             1,191    4.9          422    1.8        1,605    3.3        1,096    2.4
                                       ----------- ------  ----------- ------  ----------- ------   ---------- ------
Loss  before minority interest in
   consolidated partnership....            (2,179)  (8.9)      (1,603)  (7.0)      (2,940)  (6.0)      (3,676)  (8.1)

Minority interest in consolidated
    partnership................                (2)     --           7     --            1    0.0           34    0.1
                                       ----------- ------  ----------- ------  ----------- ------   ---------- ------
Net loss.......................        $   (2,181)  (8.9)  $   (1,596)  (7.0)  $   (2,939)  (6.0)  $   (3,642)  (8.0)
                                       =========== ======  =========== ======  =========== ======  =========== ======



Three  Months  Ended June 30, 2005  Compared to the Three  Months Ended June 30,
2004

Revenues. Total revenues were $24.4 million in the three months ended June 30, 2005 compared to $23.0 million for the three months ended June 30, 2004, representing an increase of approximately $1.4 million or 6.2%. This increase in revenue is primarily the result of a $1.0 million increase in resident and healthcare revenue and an increase in unaffiliated management services revenue of $0.3 million and an increase in affiliated management services revenue of $0.1 million. The 4.4% increase in resident and healthcare revenue reflects improved occupancy and higher average monthly rents per unit at the Company's 29 owned communities. The increase in unaffiliated management services revenue in the second quarter of fiscal 2005 reflects the management of 15 senior living communities compared to one community under management in the second quarter of fiscal 2004. The increase in unaffiliated senior living communities under management in fiscal 2005 resulted from the Company's acquisition of CGIM.

                        CAPITAL SENIOR LIVING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION

Affiliated management services revenue results from the management of 10 senior living communities in the second quarter of both fiscal 2005 and 2004.

Expenses. Total expenses were $21.8 million in the second quarter of fiscal 2005 compared to $21.4 million in the second quarter of fiscal 2004, representing an increase of $0.4 million or 1.8%. This increase is primarily the result of a $0.2 million increase in general and administrative expenses and a $0.2 million increase in depreciation and amortization expense. The increase in general and administrative expenses primarily relates to an increase in administrative labor costs of $0.2 million. The increase in depreciation and amortization expense primarily results from the amortization of the CGIM management contracts and additional depreciation expense resulting from the Company's acquisition of Triad I.

Other income and expense. Interest income decreased $0.1 million or 78.5% to $34,000 in the second quarter of fiscal 2005 compared to $0.2 million in second quarter of fiscal 2004. Interest expense increased $0.7 million to $4.5 million in the second quarter of 2005 compared to $3.8 million in the comparable period in fiscal 2004. This 18.0% increase in interest expense is primarily the result of higher interest rates in the current fiscal year compared to the prior year. During the second quarter of fiscal 2005, the Company recognized a loss of $1.6 million as a result of the change in fair value of its treasury lock agreements. Other income in the second quarter of fiscal 2005 and 2004 relates to the Company's equity in the earnings of affiliates, which represents the Company's share of the earnings on its investments in BRE/CSL and SHPII/CSL.

Benefit for income taxes. Benefit for income taxes in the second quarter of fiscal 2005 was $1.2 million or 35.3% of loss before taxes, compared to a benefit for income taxes of $0.4 million or 20.9% in the second quarter of fiscal 2004. The effective tax rates for the second quarter of 2005 and 2004 differ from the statutory tax rates because of state income taxes and permanent tax differences. The permanent tax differences in the second quarter of fiscal 2004 include $0.9 million in net losses incurred by Triad I, which had been consolidated during the second quarter of fiscal 2004 under the provisions of FIN 46.

Minority interest. Minority interest represents the minority holder's share of the losses incurred by HealthCare Properties Liquidating Trust ("HCP").

Net loss. As a result of the foregoing factors, net loss increased $0.6 million to a net loss of $2.2 million for the three months ended June 30, 2005, as compared to a net loss of $1.6 million for the three months ended June 30, 2004.


Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Revenues. Total revenues for the six months ended June 30, 2005 were $48.7 million compared to $45.6 million for the six months ended June 30, 2004, representing an increase of approximately $3.1 million or 6.6%. This increase in revenue is primarily the result of a $2.3 million increase in resident and healthcare revenue, a $0.7 million increase in unaffiliated management services revenue, and a $0.1 million increase in affiliated management fees. The 5.1% increase in resident and healthcare revenue reflects improved occupancy and higher average monthly rents per unit at the Company's 29 owned communities. The increase in unaffiliated management services revenue in the first six months of fiscal 2005 reflects the management of 15 senior living communities compared to one community under management in the comparable period of fiscal 2004. The increase in unaffiliated senior living communities under management in fiscal 2005 resulted from the Company's acquisition of CGIM. Affiliated management services revenue results from the management of 10 senior living communities in the first six months of both fiscal 2005 and 2004.

Expenses.  Total  expenses  in the first six  months of fiscal  2005 were  $43.4 million compared to $43.0 million in the first six months of fiscal 2004, representing an increase of $0.4 million or 1.0%. This increase is primarily the result of $0.5 million increase in general and administrative expenses and a $0.4 million increase in depreciation and amortization expense offset by a decrease in operating expenses of $0.4 million. The decrease in operating expenses of $0.4 million results from the Company's initiatives to reduce and control costs at its communities. The increase in general and administrative expenses primarily relates to an increase in administrative labor costs of $0.4 million and an increase in professional fees of $0.1 million. The increase in depreciation and amortization expense primarily results from the amortization of the CGIM management contracts and additional depreciation expense resulting from the Company's acquisition of Triad I.

Other income and expense. Interest income decreased $0.3 million or 82.2% to $0.1 million in the first six months of fiscal 2005 from $0.3 million in the first six months of fiscal 2004. Interest expense increased $0.9 million to $8.8

                        CAPITAL SENIOR LIVING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION

million in the first six months of 2005 compared to $7.9 million in the first six months of 2004. This 10.6% increase in interest expense is primarily the result of higher interest rate in the current fiscal year compared to the prior fiscal year. During the first six months of fiscal 2005, the Company recognized a loss of $1.4 million as a result of the change in fair value of its treasury lock agreements. Equity in the earnings of affiliates represents the Company's share of the earnings on its investments in BRE/CSL and SHPII/CSL.

Provision/benefit for income taxes. Benefit for income taxes in the first six months of fiscal 2005 was $1.6 million or 35.3% of loss before taxes, compared to a provision for income taxes of $1.1 million or 23.1% of income before taxes in the first six months of fiscal 2004. The effective tax rates for the first six months of 2005 and 2004 differ from the statutory tax rates because of state income taxes and permanent tax differences. The permanent tax differences in the first six months of fiscal 2004 include $1.7 million in net losses incurred by Triad I, which had been consolidated under the provisions of FASB Interpretation No. 46.

Minority interest. Minority interest represents the minority holder's share of the losses incurred by Healthcare Properties Liquidating Trust ("HCP").

Net loss. As a result of the foregoing factors, net loss decreased $0.7 million to a net loss of $2.9 million for the six months ended June 30, 2005, as compared to a net loss of $3.6 million for the six months ended June 30, 2004.

Liquidity and Capital Resources

In addition to approximately $15.4 million of cash balances on hand as of June 30, 2005, the Company's principal sources of liquidity are expected to be cash flows from operations, proceeds from the sale of assets, cash flows from joint ventures and/or additional refinancing. Of the $15.5 million in cash balances, $0.6 million relates to cash held by HCP. The Company expects its available cash and cash flows from operations, proceeds from the sale of assets, and cash flows from joint ventures to be sufficient to fund its short-term working capital requirements. The Company's long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company from time to time considers and evaluates transactions related to its portfolio including refinancings, purchases and sales, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company's short and long-term capital requirements.

In July 2005, the Company refinanced the debt on four communities that was scheduled to mature in September 2005 resulting in new loans of approximately $39.2 million. The new loans include ten-year terms with the interest rates fixed at 5.46% and amortization of principal and interest payments over 25 years. These new loans are classified as long-term, net of $0.2 million classified as current, in the accompanying consolidated balance sheet and replaced $34.3 million of debt that had been classified as a current liability.

The Company had net cash used in operating activities of $1.0 million and $2.0 million in the first six months of fiscal 2005 and 2004, respectively. In first six months of fiscal 2005, net cash used in operating activities was primarily derived from a net loss of $2.9 million, an increase in property tax and insurance deposits of $1.3 million, an increase in prepaid and other expenses of $1.4 million, an increase in other assets of $2.1 million, and an increase in federal and state income taxes receivable of $0.4 million offset by net noncash charges of $6.3 million, a decrease in accounts receivable of $0.5 million and an increase in accounts payable and accrued expenses of $0.3 million. In the first six months of fiscal 2004, net cash used in operating activities was primarily derived from a net loss of $3.6 million, an increase in property tax and insurance deposits of $1.0 million, an increase in prepaid expenses of $2.0 million, an increase in other assets of $0.5 million, and an increase in federal and state income tax receivable of $2.0 million offset by net noncash charges of $6.6 million, a decrease in accounts receivable of $0.2 million and an increase in accounts payable and accrued expenses of $0.3 million.

The Company had net cash used in investing activities of $0.9 million and $1.2 million in the first six months of fiscal 2005 and 2004, respectively. In the first six months of fiscal 2005, the net cash used in investing activities was primarily the result of capital expenditures of $1.1 million offset by $0.2 million in distributions from limited partnerships. In the six months of fiscal

                        CAPITAL SENIOR LIVING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION


2004, the net cash used in investing activities was primarily the result of capital expenditures of $1.0 million and advances to affiliates of $0.2 million offset by proceeds from limited partnerships of $0.1 million.

The Company had net cash used in financing activities of $2.2 million in the first six months of fiscal 2005 compared to net cash provided by financing activities of $15.3 million in the first six months of fiscal 2004. For the first six months of fiscal 2005 the net cash used in financing activities primarily results from net repayments of notes payable of $1.2 million, cash restricted under the terms of the Company's treasury lock agreements of $0.5 million and deferred financing costs paid relating to the Company's interest rate caps and debt refinancings of $0.6 million offset by proceeds from the exercise of stock options of $0.1 million. For the first six months of fiscal 2004 the net cash provided by financing activities primarily results from the Company's sale of 5,750,000 shares of common stock for net proceeds of $32.2 million, proceeds from the exercise of stock options of $0.3 million and proceeds from the release of restricted cash of $1.0 million, offset by net repayments of notes payable of $18.2 million.

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

The Company's current management contracts expire on various dates through September 2022 and provide for management fees based generally upon approximately 5% of gross revenues. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community.

The Company formed BRE/CSL with an affiliate of Blackstone in December 2001. BRE/CSL is owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint ventures, each of the Company and Blackstone must approve any acquisitions made by BRE/CSL. In addition, each party must also contribute its pro rata share of the costs of any acquisition, investments, capital expenditure and working capital requirements.

The Company manages the six communities owned by BRE/CSL under long-term management contracts. The Company accounts for the BRE/CSL investment under the equity method of accounting and the Company recognized earnings in the equity of BRE/CSL of $0.2 million and $0.1 million in the six months ended June 30, 2005 and 2004, respectively. The Company has deferred $0.1 million of management services revenue as a result of its 10% interest in the BRE/CSL joint venture.

Effective as of June 30, 2005, BRE/CSL entered into the Ventas Purchase Agreement with Ventas to sell the six communities owned by BRE/CSL to Ventas for $84.6 million. In addition, the Company executed Master Lease Agreements with Ventas to lease these six communities from Ventas. The Ventas Leases each have an initial term of ten years, with two five year renewal options. The initial lease rate on the Ventas Leases will be 8% and will be subject to conditional escalation clauses. The transaction is expected to close in the third quarter of 2005, subject to lender and regulatory approvals and other customary closing conditions. Upon closing the transaction, the Company will begin consolidating the operations of the six communities in its consolidated statement of operations.

The Company has guaranteed 25%, or $1.9 million of the debt on one community owned by BRE/CSL. The Company made this guarantee to induce Bank One to allow

                        CAPITAL SENIOR LIVING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION

the debt to be assumed by BRE/CSL. The Company estimates the carrying value of its obligation under this guarantee as nominal. The debt on this community will be repaid upon the sale of the six BRE/CSL communities to Ventas and as a result the Company will be released from this debt guarantee.

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

                        CAPITAL SENIOR LIVING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk is exposure to changes in interest rates on debt instruments. As of June 30, 2005, the Company had $260.5 million in outstanding debt comprised of various fixed and variable rate debt instruments of $50.0 million and $210.5 million, respectively.

Changes in interest rates would affect the fair market value of the Company's fixed rate debt instruments but would not have an impact on the Company's earnings or cash flows. Fluctuations in interest rates on the Company's variable rate debt instruments, which are tied to either LIBOR or the prime rate, would affect the Company's earnings and cash flows but would not affect the fair market value of the variable rate debt. Each percentage point change in interest rates would increase the Company's annual interest expense by approximately $2.1 million (subject to certain interest rate caps) based on the Company's outstanding variable debt as of June 30, 2005.

Effective January 31, 2005, the Company entered into interest rate cap agreements with two commercial banks to reduce the impact of increases in interest rates on the Company's variable rate loans. One interest rate cap agreement effectively limits the interest rate exposure on a $50 million notional amount to a maximum LIBOR rate of 5% and expires on January 31, 2006. The second interest rate cap agreement effectively limits the interest rate exposure on $100 million notional amount to a maximum LIBOR rate of 5%, as long as one-month LIBOR is less than 7%. If one-month LIBOR is greater than 7%, the agreement effectively limits the interest rate on the same $100 million notional amount to a maximum LIBOR rate of 7%. This second agreement expires on January 31, 2008. The Company paid $0.4 million for the interest rate caps and the costs of these agreements are being amortized to interest expense over the life of the agreements.

The Company is party to interest rate lock agreements, which were used to hedge the risk that the costs of future issuance of debt may be adversely affected by changes in interest rates. Under the treasury lock agreements, the Company agrees to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional principal amount of indebtedness based on the locked rate at the date when the agreement was established and the yield of a United States Government 10-Year Treasury Note on the settlement date of January 3, 2006. The notional amounts of the agreements were not exchanged. These treasury lock agreements were entered into with a major financial institution in order to minimize counterparty credit risk. The locked rates range from 7.5% to 9.1%. On December 30, 2004, the Company refinanced the underlying debt and this refinancing resulted in the interest rate lock agreements no longer qualifying as an interest rate hedge. The Company reflects the interest rate lock agreements at fair value in the Company's consolidated balance sheet (Other long-term liabilities, net of current portion of $0.5 million) and related gains and losses are recognized in the consolidated statements of operations. During the second quarter and first six months of fiscal 2005, the Company recognized a loss of $1.6 million and $1.4 million, respectively, relating to the treasury lock agreements. The Company has the ability to settle the treasury lock liability by converting the liability to a

                        CAPITAL SENIOR LIVING CORPORATION
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION

five-year note at any time prior to the treasury lock settlement date of January 3, 2006. The Company intends to convert the treasury lock liability to a long-term note on or before its settlement and therefore has classified the treasury lock liability as long-term, net of current portion of $0.5 million. Prior to refinancing the underlying debt, the treasury lock agreements were reflected at fair value in the Company's consolidated balance sheets (Other long-term liabilities) and the related gains or losses on these agreements were deferred in stockholders' equity (as a component of other comprehensive income).

In addition, the Company was party to interest rate swap agreements in fiscal 2004 that were used to modify variable rate obligations to fixed rate obligations, thereby reducing the Company's exposure to market rate fluctuations. On December 30, 2004, the Company settled its interest rate swap agreements by paying its lender $0.5 million. The differential paid or received as rates changed was accounted for under the accrual method of accounting and the amount payable to or receivable from counterparties was included as an adjustment to accrued interest. The interest rate swap agreements resulted in the recognition of an additional $0.5 million in interest expense during the first six months of fiscal 2004.

Item 4. CONTROLS AND PROCEDURES.

The Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based upon the controls evaluation, the Company's CEO and CFO have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective.

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

The Company filed a claim before the American Arbitration Association in Dallas, Texas against a former brokerage consultant and her company (collectively, "Respondents") for (1) a declaratory judgment that it has fulfilled certain obligations to Respondents under contracts the parties had signed related to the Covenant transaction, (2) for damages resulting from alleged breach of a confidentiality provision, and (3) for damages for unpaid referral fees. Respondent has filed a counterclaim for causes of action including breach of contract, duress, and undue infliction of emotional distress. The counterclaim seeks damages of "up to $1,291,500 (or more)". Respondent also seeks to recover unspecified amounts of additional damages if the Company acquires any of the Covenant owned properties on which she claims to be entitled to recover brokerage fees. The proceeding is in its early stages. An arbitrator has not yet been appointed and discovery has not begun. No date has been set for a hearing. The Company's management believes strongly that its position has merit and intends to vigorously defend the counterclaim.

The Company has other pending claims not mentioned above incurred in the course of its business. Most of these Other Claims are believed by management to be covered by insurance, subject to normal reservations of rights by the insurance companies and possibly subject to certain exclusions in the applicable insurance policies. Whether or not covered by insurance, these Other Claims, in the opinion of management, based on advice of legal counsel, should not have a material effect on the consolidated financial statements of the Company if determined adversely to the Company.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Not Applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

                        CAPITAL SENIOR LIVING CORPORATION
                                OTEHR INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 10, 2005. At the meeting, the stockholders voted to re-elect two directors of the Company, Lawrence A. Cohen and Craig F. Hartberg, to hold office until the annual meeting to be held in 2008 or until each person's successor is duly elected and qualified. The other directors whose terms continue after the annual meeting are Keith N. Johannessen, Jill Krueger, James A. Moore, Dr. Victor W. Nee and James
A. Stroud.

No other matters were voted on at the annual meeting. A total of 25,446,349 shares were represented at the meeting in person or by proxy.

The number of shares that were voted for and that were withheld from, each of the director nominees was as follows:

     Director Nominee                    For                     Withheld
     ----------------               -------------               -----------
     Lawrence A, Cohen                24,400,978                 1,045,371
     Craig F. Hartberg                24,569,799                   876,550


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

Capital Senior Living Corporation
(Registrant)



By:  /s/ Ralph A. Beattie
     ---------------------
     Ralph A. Beattie
     Executive Vice President and Chief Financial Officer
     (Principal Financial Officer and Duly Authorized Officer)

Date:    August 8, 2005