Form 10-Q
period 2005-09-30
CAPITAL SENIOR LIVING CORP
filed 2005-11-09
CIK 1043000

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13

or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

☐	Transition report under Section 13

or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-13445.

CAPITAL SENIOR LIVING CORPORATION

(Exact name of Registrant as specified in its charter)

DELAWARE	75-2678809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14160 Dallas Parkway, Suite 300, Dallas, Texas 75254

(Address of principal executive offices)

972-770-5600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b–2 of the Exchange Act). Yes X No

As of November 8, 2005, the Registrant had 26,228,750 outstanding shares of its Common Stock, $.01 par value.

CAPITAL SENIOR LIVING CORPORATION

INDEX

Page

Number

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets – –

September 30, 2005 and December 31, 2004	3

Consolidated Statements of Operations – –

Three and Nine Months Ended September 30, 2005 and 2004	4

Consolidated Statements of Cash Flows –	–
Nine Months Ended September 30, 2005 and 2004		5

Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About
	Market Risk	20

Item 4.	Controls and Procedures	21

Part II.	Other Information

Item 1.	Legal Proceedings	23

Item 6.	Exhibits	24

Signature

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 17,818	$ 19,515
Restricted cash	727	—
Accounts receivable, net	2,704	2,073
Accounts receivable from affiliates	6,955	1,220
Federal and state income taxes receivable	2,796	2,018
Deferred taxes	700	642
Assets held for sale	—	1,008
Property tax and insurance deposits	4,735	2,731
Prepaid expenses and other	3,398	2,766
Total current assets	39,833	31,973
Property and equipment, net	373,824	381,051
Deferred taxes	9,572	7,565
Investments in limited partnerships	1,369	3,202
Assets held for sale	2,034	1,026
Other assets, net	10,377	6,358
Total assets	$ 437,009	$ 431,175

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 2,201	$ 2,162
Accounts payable to affiliates	—	318
Accrued expenses	9,401	7,478
Current portion of deferred income	1,275	680
Current portion of notes payable	9,961	42,242
Customer deposits	2,387	1,936
Total current liabilities	25,225	54,816
Deferred income from affiliates	37	125
Deferred income, net of current portion	3,745	—
Other long-term liabilities	6,774	6,909
Notes payable, net of current portion	254,056	219,526
Minority interest in consolidated partnership	249	252
Commitments and contingencies	—	—
Shareholders' equity:
Preferred stock, $.01 par value:
Authorized shares — 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares — 65,000 Issued and outstanding shares — 25,906 and 25,751 in 2005 and 2004, respectively	259	258
Restricted shares issued and outstanding shares — 321 in 2005	3	—
Additional paid-in capital	125,862	124,963
Retained earnings	20,799	24,326
Total shareholders' equity	146,923	149,547
Total liabilities and shareholders' equity	$ 437,009	$ 431,175

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except earnings per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues:
Resident and health care revenue	$ 24,116	$ 22,964	$ 70,976	$ 67,569
Unaffiliated management services revenue	408	229	1,204	310
Affiliated management services revenue	560	503	1,578	1,460
Total revenues	25,084	23,696	73,758	69,339
Expenses:
Operating expenses (exclusive of depreciation and amortization shown below)	16,546	16,526	48,832	49,243
General and administrative expenses	2,412	2,088	7,251	6,424
Depreciation and amortization	3,157	3,023	9,438	8,931
Total expenses	22,115	21,637	65,521	64,598
Income from operations	2,969	2,059	8,237	4,741
Other income (expense):
Interest income	38	147	95	468
Interest expense	(4,827)	(4,024)	(13,578)	(11,939)
Gain (loss) on treasury rate lock agreement	775	—	(578)	—
Other income	134	135	368	275
Loss before income taxes and minority interest in consolidated partnership	(911)	(1,683)	(5,456)	(6,455)
Benefit for income taxes	321	325	1,926	1,421
Loss before minority interest in consolidated partnership	(590)	(1,358)	(3,530)	(5,034)
Minority interest in consolidated partnership	2	2	3	36
Net loss	$ (588)	$ (1,356)	$ (3,527)	$ (4,998)

Per share data:
Basic loss per share	$ (0.02)	$ (0.05)	$ (0.14)	$ (0.20)
Diluted loss per share	$ (0.02)	$ (0.05)	$ (0.14)	$ (0.20)
Weighted average shares outstanding — basic	25,858	25,733	25,797	25,035
Weighted average shares outstanding — diluted	25,858	25,733	25,797	25,035

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2005	2004
Operating Activities Net loss	$ (3,527)	$ (4,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,154	8,884
Amortization	284	47
Amortization of deferred financing charges	583	971
Minority interest in consolidated partnership	(3)	(36)
Deferred income from affiliates	(88)	18
Deferred income	179	751
Deferred income taxes	(2,065)	304
Equity in the earnings of affiliates	(368)	(116)
Gain on sale of properties	—	(159)
Stock compensation expense	101	—
Loss on treasury rate lock agreement	578	—
Changes in operating assets and liabilities:
Accounts receivable	(617)	(574)
Accounts receivable from affiliates	411	340
Property tax and insurance deposits	(2,004)	(606)
Prepaid expenses and other	(632)	(1,826)
Other assets	(3,992)	(663)
Accounts payable and accrued expenses	1,644	1,523
Federal and state income taxes receivable	(778)	(2,490)
Customer deposits	451	2
Net cash (used in) provided by operating activities	(689)	1,372
Investing Activities Capital expenditures	(1,927)	(1,718)
Proceeds from the sale of assets	—	516
Cash paid for CGIM acquisition, net of cash received of $29	—	(2,317)
Advances to affiliates	—	(327)
Distributions from limited partnerships	216	77
Net cash used in investing activities	(1,711)	(3,769)
Financing Activities
Proceeds from notes payable	43,423	2,998
Repayments of notes payable	(41,703)	(23,563)
Restricted cash	(727)	987
Proceeds from the exercise of stock options	613	316
Proceeds from the issuance of common stock	3	32,175
Excess tax benefits on stock options exercised	172	—
Deferred financing charges paid	(1,078)	—
Net cash provided by (used in) financing activities	703	12,913
(Decrease) increase in cash and cash equivalents	(1,697)	10,516
Cash and cash equivalents at beginning of period	19,515	6,594
Cash and cash equivalents at end of period	$ 17,818	$ 17,110
Supplemental Disclosures
Cash paid during the period for:
Interest	$ 11,985	$ 11,098
Income taxes	$ 777	$ 862
Non-cash transactions:
Accounts receivable created by Ventas transaction	$ 6,146	$ —

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

1.	BASIS OF PRESENTATION

Capital Senior Living Corporation, a Delaware corporation (the “Company”), was incorporated on October 25, 1996. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated balance sheet, as of December 31, 2004, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2004, and the accompanying unaudited consolidated financial statements, as of September 30, 2005 and 2004, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2005.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2005, results of operations for the three and nine months ended September 30, 2005 and 2004, respectively, and cash flows for the nine months ended September 30, 2005 and 2004. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share considers the dilutive effect of outstanding options calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted loss per share (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net loss	$ (588)	$ (1,356)	$ (3,527)	$ (4,998)
Weighted average shares outstanding – basic	25,858	25,733	25,797	25,035
Effect of dilutive securities:
Employee stock options	--	--	--	--
Weighted average shares outstanding – diluted	25,858	25,733	25,797	25,035

Basic loss per share	$ (0.02)	$ (0.05)	$ (0.14)	$ (0.20)
Diluted loss per share	$ (0.02)	$ (0.05)	$ (0.14)	$ (0.20)

Options to purchase 1.1 million and 1.3 million shares of the Company’s common stock in fiscal 2005 and 2004, respectively, were not included in the computation of diluted loss per share because the Company had net losses during the third quarter and first nine months of fiscal 2005 and 2004, and therefore, the effect would not be dilutive.

On July 1, 2005, the Company issued 320,750 shares of restricted common stock to certain employees of the Company. These restricted shares vest over a 42 month period for 298,750 shares and over a four year period for 22,000 shares.

On May 10, 2005, the Company granted options to certain directors of the Company to purchase 12,000 shares of the Company’s common stock at an exercise price of $5.90. In addition, the Company issued 155,178 and 139,127 shares of

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

common stock pursuant to the exercise of stock options by certain employees of the Company during the first nine months of fiscal 2005 and 2004, respectively.

Stock-Based Compensation

The Company has a stock-based compensation plan that provides for grants to employees of stock awards or stock options to purchase the Company’s common stock. Prior to July 1, 2005, the Company accounted for the plan under the principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related Interpretations. Prior to July 1, 2005, no stock-based employee compensation cost was reflected in the Company’s consolidated statement of operations since all options granted under the plan had an exercise price equal to the market value of the Company’s common stock on the date of grant.

Effective July 1, 2005, the Company early adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-based Payment” (“Statement 123R”), which requires all share based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The Company adopted Statement 123R using the modified prospective method. Under the modified prospective method the Company recognized compensation expense for new share-based awards and recognized compensation expense for the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. The Company has not adjusted prior period financial statements under the modified prospective method. The impact of expensing stock awards resulted in stock compensation expense of $0.1 million ($67,000 after related taxes) during the third quarter of fiscal 2005.

Under APB No. 25, pro forma expense for stock awards with pro-rata vesting was calculated on a straight line basis over the awards vesting period which typically ranges from one to five years. Upon the adoption of Statement 123R, the Company records stock compensation expense on a straight line basis over the awards vesting period, which ranges from one to four years.

The following table shows the effect on net income and earnings per share as if the fair value method had been applied to all outstanding awards in the third quarter of fiscal 2004 and the first nine months of fiscal 2005 and 2004. The information for the third quarter of fiscal 2005 is provided in the table for purposes of comparability.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss as reported	$ (588)	$ (1,356)	$ (3,527)	$ (4,998)
Add: Stock –based employee compensation expense included in reported net income, net of related tax effects	67	--	67	--
Deduct: Total stock–based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(67)	(172)	(683)	(524)
Pro forma net loss	(588)	(1,528)	(4,143)	(5,522)

Net loss per share – basic
As reported	$ (0.02)	$ (0.05)	$ (0.14)	$ (0.20)
Pro forma	$ (0.02)	$ (0.06)	$ (0.16)	$ (0.22)
Net loss per share – diluted
As reported	$ (0.02)	$ (0.05)	$ (0.14)	$ (0.20)
Pro forma	$ (0.02)	$ (0.06)	$ (0.16)	$ (0.22)

Prior to adopting Statement 123R, the Company used the Black-Scholes option pricing model to estimate the grant date fair value of its stock awards and the Company elected to continue to use the Black-Scholes option pricing model to estimate the grant date fair value of its stock awards, subsequent to the adoption of Statement 123R.

The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk free interest rate. The expected volatility used by the Company is based primarily on an analysis of historical prices of the Company’s common stock. The expected term of options granted is

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

based primarily on historical exercise patterns on the Company’s outstanding stock options. The risk free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not expect to pay dividends on its common stock and therefore has used a dividend yield of zero in determining the fair value of its awards. The option forfeiture rate assumption used by the Company, which affects the expense recognized as opposed to the fair value of the award, is based primarily on the Company’s historical option forfeiture patterns.

The following table presents the Company’s assumptions utilized to estimate the grant date fair value of stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected volatility	53%	54%	53%	54%
Expected dividend yield	0%	0%	0%	0%
Expected term in years	7.5	7.5	7.5	7.5
Risk free rate	4.3%	4.6%	4.3%	4.6%
Expected forfeiture rate	7.5%	7.5%	7.5%	7.5%

On February 10, 2005, the Company’s Compensation Committee of the Board of Directors accelerated the vesting on 151,976 unvested stock options, with an option price of $6.30, awarded to officers and employees. These options were originally scheduled to vest in December 2005. The market price of the Company’s common stock at the close of business on February 10, 2005 was $5.61. The Compensation Committee’s decision to accelerate the vesting of these options was in response to the FASB’s issuance of Statement 123(R). By accelerating the vesting of these options, the Company was not required to recognize any compensation expense related to these options in its statement of operations.

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

The Company is party to interest rate lock agreements, which were used to hedge the risk that the costs of future issuance of debt may be adversely affected by changes in interest rates. Under the treasury lock agreements, the Company agrees to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional principal amount of indebtedness based on the locked rate at the date when the agreement was established and the yield of a United States Government 10-Year Treasury Note on the settlement date of January 3, 2006. The notional amounts of the agreements were not exchanged. These treasury lock agreements were entered into with a major financial institution in order to minimize counterparty credit risk. The locked rates range from 7.5% to 9.1%. On December 30, 2004, the Company refinanced the underlying debt and this refinancing resulted in the interest rate lock agreements no longer qualifying as an interest rate hedge. The Company reflects the interest rate lock agreements at fair value in the Company’s consolidated balance sheet (Other long-term liabilities, net of current portion of $0.7 million) and related gains and losses are recognized in the consolidated statements of operations. The Company recognized a gain of $0.8 million during the third quarter of fiscal 2005 and has recognized a loss of $0.6 million during the first nine months of fiscal 2005, relating to the treasury lock agreements. The Company has the ability to settle the treasury lock liability by converting the liability to a five-year note at any time prior to the treasury lock settlement date of January 3, 2006. The Company intends to convert the treasury lock liability to a long-term note on or before its settlement and therefore has classified the treasury lock liability as long-term, net of current portion of $0.7 million. Prior to refinancing the underlying debt, the treasury lock agreements were reflected at fair value in the Company’s consolidated balance sheets

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

(Other long-term liabilities) and the related gains or losses on these agreements were deferred in stockholders’ equity (as a component of other comprehensive income).

In addition, the Company was party to interest rate swap agreements in fiscal 2004 that were used to modify variable rate obligations to fixed rate obligations, thereby reducing the Company’s exposure to market rate fluctuations. On December 30, 2004, the Company settled its interest rate swap agreements by paying its lender $0.5 million. The differential paid or received as rates changed was accounted for under the accrual method of accounting and the amount payable to or receivable from counterparties was included as an adjustment to accrued interest. The interest rate swap agreements resulted in the recognition of an additional $0.7 million in interest expense during the first nine months of fiscal 2004.

During the first nine months of fiscal 2004, the Company recognized other comprehensive loss of $0.7 million from the change in the fair value of the interest rate swap and treasury lock agreements. The Company recognized an operating loss of $0.6 million relating to the treasury lock agreements during the first nine months of fiscal 2005. Total comprehensive loss (net loss plus other comprehensive income) for the nine months ended September 30, 2005 and 2004 was $3.5 million and $5.7 million, respectively.

Liquidity

In July 2005, the Company refinanced the debt on four communities that was scheduled to mature in September 2005 resulting in new loans of approximately $39.2 million. The new loans include ten-year terms with the interest rates fixed at 5.46% and amortization of principal and interest payments over 25 years. These new loans are classified as long-term, net of $0.8 million classified as current, in the accompanying consolidated balance sheet and replaced $34.3 million of debt that had been classified as a current liability.

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

BRE/CSL: The Company formed three joint ventures (collectively “BRE/CSL”) with an affiliate of Blackstone Real Estate Advisors (“Blackstone”) in December 2001. BRE/CSL is owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint ventures, each of the Company and Blackstone must approve any acquisitions made by BRE/CSL. Each party must also contribute its pro rata portion of the costs of any acquisition.

The Company managed the six communities owned by BRE/CSL under long-term management contracts. The Company accounted for the BRE/CSL investment under the equity method of accounting and the Company recognized earnings in the equity of BRE/CSL of $0.2 million and $0.2 million in the nine months ended September 30, 2005 and 2004, respectively. The Company deferred management services revenue as a result of its 10% interest in the BRE/CSL joint venture. As of September 30, 2005, the Company had no deferred management services revenue relating to the BRE/CSL management contracts.

Effective as of June 30, 2005, BRE/CSL entered into a Purchase and Sale Agreement (the “Ventas Purchase Agreement”) with Ventas Healthcare Properties, Inc. (“Ventas”) to sell the six communities owned by BRE/CSL to Ventas for $84.6 million. The Company executed Master Lease Agreements (the “Ventas Lease Agreements”) to lease these six communities from Ventas. Ventas completed the purchase of the six BRE/CSL communities and the Company began consolidating the operations of the six communities in its consolidated statement of operations effective September 30, 2005 under the terms of the Ventas Lease Agreements. The Ventas Lease Agreements each have an initial term of ten years, with two five year renewal extensions available at the Company’s option. The initial lease rate on the Ventas Leases is 8% and is subject to certain conditional escalation clauses. The Company has accounted for each of the Ventas Lease Agreements as operating leases. The sale of the six BRE/CSL communities to Ventas resulted in the

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

Company recording a gain of approximately $4.2 million, which has been deferred and will be recognized in the Company’s statement of operations over the initial 10 year lease term.

The Company had guaranteed 25%, or $1.9 million of the debt on one community owned by BRE/CSL. The Company made this guarantee to induce Bank One to allow the debt to be assumed by BRE/CSL. The Company estimated the carrying value of its obligation under this guarantee as nominal. The debt on this community was repaid upon the sale of the six BRE/CSL communities to Ventas and as a result the Company was released from this debt guarantee.

SHPII/CSL: In November 2004, the Company formed four joint ventures (collectively “SHPII/CSL”) with a fund managed by Prudential Real Estate Advisors (“Prudential”). Effective as of November 30, 2004, the Company acquired Lehman Brothers’ (“Lehman”) interest in four joint ventures that own four communities (the “Spring Meadows Communities”) and simultaneously sold the Spring Meadows Communities to SHPII/CSL, which is owned 95% by SHPII and 5% by the Company. As a result of these transactions, the Company paid $1.1 million for Lehman’s interest in the joint ventures, received $0.9 million in net assets and wrote-off the remainder totaling $0.2 million. In addition, the Company contributed $1.3 million to SHPII/CSL for its 5% interest. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.1 million for the nine months ended September 30, 2005. The Company defers 5% of its management fee income earned from SHPII/CSL. Deferred management fee income is being amortized into income over the term of the Company's management contract. As of September 30, 2005, the Company had deferred income of approximately $37,000 relating to SHPII/CSL.

4.	ACQUISITIONS

Triad I: Effective as of November 30, 2004, the Company acquired Lehman’s approximate 81% limited partner’s interest in Triad Senior Living I, LP (“Triad I”) for $4.0 million in cash and the issuance of a note with a net present value of $2.8 million. In addition, the Company acquired the general partner’s interest in Triad I by assuming a $3.6 million note payable from the general partner to a subsidiary of the Company. The acquisition was recorded as a purchase of property. The entire purchase price of $10.4 million was recorded as a step-up in basis of the property as Triad I had been previously consolidated under FIN 46 as of December 31, 2003. These transactions resulted in the Company now wholly owning Triad I. Triad I owned five Waterford senior living communities and two expansions. The two expansions were subsequently deeded to a subsidiary of the Company in order for the two expansions to be consolidated with their primary community.

Prior to acquiring the remaining interests of the general partner and the other third party limited partner the Company had an approximate 1% limited partner’s interest in Triad I and accounted for this investment under the equity method of accounting based on the provisions of the Triad I partnership agreement until December 31, 2003.

In 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (Revised December 2003) "Consolidation of Variable Interest Entities"(“FIN 46”), an interpretation of ARB No. 51, effective immediately for variable interest entities created after January 31, 2003 and effective as of December 31, 2003 for variable interest entities that existed prior to February 1, 2003. The Company adopted the provisions of this interpretation at December 31, 2003, and its adoption resulted in the Company consolidating the financial position of Triad I at December 31, 2003 and resulted in the Company consolidating the operations of Triad I beginning in the Company first quarter of 2004. The consolidation of Triad I under the provisions of FIN 46 as of December 31, 2003 resulted in an increase in property and equipment of $62.5 million.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

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

The purchase price of $3.5 million was allocated to management contract rights, which are included in other assets on the consolidated balance sheets. The Company is amortizing the management contract rights over the remaining life of the management contracts acquired and accumulated amortization was $0.4 million at September 30, 2005.

In August 2005, the Company’s first installment payment on the Covenant note was due. Under the terms of the purchase agreement the amount due to Covenant was reduced by $0.2 million due to a short fall in management fees earned by the Company on certain third party owned communities. As a result the Company paid Covenant $0.1 million and reduced the Company’s installment note and management contracts rights by $0.2 million.

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

The Company filed a claim before the American Arbitration Association in Dallas, Texas against a former brokerage consultant and her company (collectively, “Respondents”) for (1) a declaratory judgment that it has fulfilled certain obligations to Respondents under contracts the parties had signed related to the Covenant transaction, (2) for damages resulting from alleged breach of a confidentiality provision, and (3) for damages for unpaid referral fees. Respondent has filed a counterclaim for causes of action including breach of contract, duress, and undue infliction of emotional distress. The counterclaim seeks damages of “up to $1,291,500 (or more)”. Respondent also seeks to recover unspecified amounts of additional damages if the Company acquires any of the Covenant owned properties on which she claims to be entitled to recover brokerage fees. The proceeding is in the discovery phase. The Company’s management believes strongly that its position has merit and intends to vigorously defend the counterclaim.

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

On October 18, 2005, the Company finalized an agreement with Ventas to lease a senior living community (“Georgetowne Place”) which Ventas acquired for approximately $19.5 million. Georgetowne Place is located in Fort

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

Wayne, Indiana and is a 162 unit senior living community with a capacity of 247 residents. The triple net lease which the Company executed with Ventas has an initial term of ten years, with two 5 year renewal extensions available at the Company’s option. The initial lease rate is 8% and is subject to conditional escalation provisions.

On October 19, 2005, the Company issued 27,000 shares of restricted stock to certain employees of the Company. The restricted shares vest over a four year vesting period.

CAPITAL SENIOR LIVING CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

The following discussion and analysis addresses (i) the Company’s results of operations for the three and nine months ended September 30, 2005 and 2004, respectively, and (ii) liquidity and capital resources of the Company and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report.

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

As of September 30, 2005, the Company operated 54 senior living communities in 20 states with an aggregate capacity of approximately 8,700 residents, including 33 senior living communities which the Company owned or in which the Company had an ownership interest, six communities that the Company leased from Ventas and 15 communities it managed for third parties. On the six communities the Company leased from Ventas, the lease agreements commenced on September 30, 2005. As of September 30, 2005, the Company also operated one home care agency.

The Company generates revenue from a variety of sources. For the three and nine months ended September 30, 2005, the Company’s revenue was derived as follows: 96.2% from the operation of 35 owned or leased senior living communities, and 3.8% from management fees arising from management services provided for 10 affiliate owned senior living communities and 15 unaffiliated senior living communities.

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

The Company's current third party management contracts expire on various dates through August 2019 and provide for management fees based generally upon approximately 5% of gross revenues. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community.

The Company was party to a series of property management agreements (the "BRE/CSL Management Agreements") with BRE/CSL, owned 90% by Blackstone and 10% by the Company, which collectively owned and operated six senior living communities. The BRE/CSL Management Agreements were scheduled to extend until various dates through June 2008. The BRE/CSL Management Agreements provided for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. The Company earned $0.9 million under the terms of the BRE/CSL Management Agreements for the nine months ended September 30, 2005. These agreements were terminated upon the sale of the six communities to Ventas on September 30, 2005.

Effective as of June 30, 2005, BRE/CSL entered into the Ventas Purchase Agreement to sell the six communities owned by BRE/CSL to Ventas for $84.6 million. The Company entered into the Ventas Lease Agreements to lease the six communities from Ventas. Ventas completed the purchase of the six BRE/CSL communities and the Company began consolidating the operations of the six communities in its consolidated statement of operations effective September 30,

CAPITAL SENIOR LIVING CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATION

2005 under the terms of the Ventas Lease Agreements. The Ventas Lease Agreements each have an initial term of ten years, with two five year renewal extensions available at the Company’s option. The initial lease rate on the Ventas Leases is 8% and is subject to certain conditional escalation clauses. The Company has accounted for each of the Ventas Lease Agreements as operating leases. The sale of the six BRE/CSL communities to Ventas resulted in the Company recording a gain of approximately $4.2 million, which has been deferred and will be recognized in the Company’s statement of operations over the initial 10 year lease term.

Effective August 18, 2004, the Company acquired from Covenant all of the outstanding stock of CGIM. This acquisition resulted in the Company assuming the management contracts (the “CGIM Management Agreements”) on 14 senior living communities with a combined resident capacity of approximately 1,800 residents. The CGIM Management Agreements expire on various dates through August 2019. The CGIM Management Agreements generally provide for management fees of 5% to 5.5% of gross revenues, subject to certain base management fees. The Company earned $1.1 million under the terms of the CGIM Management Agreements for the nine months ended September 30, 2005. In addition, the Company has the right to acquire seven of the properties owned by Covenant (which are part of the 14 communities managed by CGIM) based on sales prices specified in the stock purchase agreement.

In August 2005, the Company’s first installment payment on the Covenant note was due. Under the terms of the purchase agreement the amount due to Covenant was reduced by $0.2 million due to a short fall in management fees earned by the Company on certain third party owned communities. As a result the Company paid Covenant $0.1 million and reduced the Company’s installment note and management contracts rights by $0.2 million.

The Company is party to a property management agreement (the “SHPII Management Agreement”) with SHPII, a fund managed by Prudential, to manage one senior living community. The SHP Management Agreement extends until June 2008 and provides for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. The Company earned $0.1 million under the terms of the SHP Management Agreement for the nine months ended September 30, 2005.

The Company entered into a series of property management agreements (the "SHPII/CSL Management Agreements"), effective November 30, 2004, with SHPII/CSL, which is owned 95% by SHPII and 5% by the Company, which collectively owns and operates the Spring Meadows Communities. The SHPII/CSL Management Agreements extend until various dates through November 2014. The SHPII/CSL Management Agreements provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. The Company earned $0.7 million under the terms of the SHPII/CSL Management Agreements for the nine months ended September 30, 2005.

Recent Events

In July 2005, the Company refinanced the debt on four communities that was scheduled to mature in September 2005 resulting in new loans of approximately $39.2 million. The new loans include ten-year terms with the interest rates fixed at 5.46% and amortization of principal and interest payments over 25 years. These new loans are classified as long-term, net of $0.8 million classified as current, in the accompanying consolidated balance sheet and replaced $34.3 million of debt that had been classified as a current liability.

On October 18, 2005, the Company finalized an agreement with Ventas to lease a senior living community (“Georgetowne Place”) which Ventas acquired for approximately $19.5 million. Georgetowne Place is located in Fort Wayne, Indiana and is a 162 unit senior living community with a capacity of 247 residents. The triple net lease which the Company executed with Ventas has an initial term of ten years, with two 5 year renewal extensions available at the Company’s option. The initial lease rate is 8% and is subject to conditional escalation provisions.

Website

The Company’s internet website www.capitalsenior.com contains an Investor Relations section, which provides links to the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Section 16 filings and amendments to those reports, which reports and filings are available free of charge as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange

CAPITAL SENIOR LIVING CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATION

Commission (“SEC”).

Results of Operations

The following table sets forth for the periods indicated selected statements of income data in thousands of dollars and expressed as a percentage of total revenues.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	$	%	$	%	$	%	$	%

Revenues:
Resident and healthcare revenue	$24,116	96.2	$22,964	96.9	$70,976	96.2	$67,569	97.5
Unaffiliated management service revenue	408	1.6	229	1.0	1,204	1.6	310	0.4
Affiliated management service revenue	560	2.2	503	2.1	1,578	2.2	1,460	2.1
Total revenue	25,084	100.0	23,696	100.0	73,758	100.0	69,339	100.0
Expenses:
Operating expenses (exclusive of depreciation and amortization shown below)	16,546	66.0	16,526	69.7	48,832	66.2	49,243	71.0
General and administrative expenses	2,412	9.6	2,088	8.8	7,251	9.8	6,424	9.3
Depreciation and amortization	3,157	12.6	3,023	12.8	9,438	12.8	8,931	12.9
Total expenses	22,115	88.2	21,637	91.3	65,521	88.8	64,598	93.2
Income from operations	2,969	11.8	2,059	8.7	8,237	11.2	4,741	6.8

Other income (expense):
Interest income	38	0.2	147	0.6	95	0.1	468	0.7
Interest expense	(4,827)	(19.2)	(4,024)	(17.0)	(13,578)	(18.4)	(11,939)	(17.2)
Gain (loss) on treasury rate lock agreement	775	3.1	--	--	(578)	(0.8)	--	--
Other income	134	0.5	135	0.6	368	0.5	275	0.4
Loss before income taxes and minority interest in consolidated partnerships	(911)	(3.6)	(1,683)	(7.1)	(5,456)	(7.4)	(6,455)	(9.3)
Benefit for income taxes	321	1.3	325	1.4	1,926	2.6	1,421	2.0
Loss before minority interest in consolidated partnership	(590)	(2.3)	(1,358)	(5.7)	(3,530)	(4.8)	(5,034)	(7.3)
Minority interest in consolidated partnership	2	--	2	--	3	--	36	0.1
Net loss	$ (588)	(2.3)	$(1,356)	(5.7)	$ (3,527)	(4.8)	$(4,998)	(7.2)

CAPITAL SENIOR LIVING CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATION

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Revenues. Total revenues were $25.1 million in the three months ended September 30, 2005 compared to $23.7 million for the three months ended September 30, 2004, representing an increase of approximately $1.4 million or 5.9%. This increase in revenue is primarily the result of a $1.2 million increase in resident and healthcare revenue and an increase in unaffiliated management services revenue of $0.2 million and an increase in affiliated management services revenue of $0.1 million. The 5.0% increase in resident and healthcare revenue reflects improved occupancy and higher average monthly rents per unit at the Company’s 29 owned communities during the third quarter of fiscal 2005 as compared to the same quarter in the prior fiscal year. In addition, the Company also received one day of resident and healthcare revenue of $0.1 million on the six communities the Company leased from Ventas effective September 30, 2005. The increase in unaffiliated management services revenue primarily reflects the management of 15 third party senior living communities during the third quarter of fiscal 2005 compared to the management of 15 third party senior living communities in the third quarter of fiscal 2004, 14 of which were assumed on August 18, 2004 as a result of the Company’s acquisition of CGIM. Affiliated management services revenue results from the management of 10 senior living communities in the third quarter of both fiscal 2005 and 2004, six of which are included in the Ventas Lease Agreements.

Expenses. Total expenses were $22.1 million in the third quarter of fiscal 2005 compared to $21.6 million in the third quarter of fiscal 2004, representing an increase of $0.5 million or 2.2%. This increase is primarily the result of a $0.3 million increase in general and administrative expenses and a $0.1 million increase in depreciation and amortization expense. The increase in general and administrative expenses primarily relates to an increase in administrative labor costs of $0.2 million and stock compensation expense of $0.1 million. The increase in depreciation and amortization expense primarily results from the amortization of the CGIM management contracts and additional depreciation expense resulting from the Company’s acquisition of Triad I.

Other income and expense. Interest income decreased $0.1 million to $38,000 in the third quarter of fiscal 2005 compared to $0.1 million in third quarter of fiscal 2004. Interest expense increased $0.8 million to $4.8 million in the third quarter of 2005 compared to $4.0 million in the comparable period in fiscal 2004. This 20.0% increase in interest expense is primarily the result of higher interest rates in the current fiscal year compared to the prior year. During the third quarter of fiscal 2005, the Company recognized a gain of $0.8 million as a result of the change in fair value of its treasury lock agreements. Other income in the third quarter of fiscal 2005 relates to the Company’s equity in the earnings of affiliates, which represents the Company’s share of the earnings on its investments in BRE/CSL and SHPII/CSL. Equity in the earnings of affiliates in the third quarter of fiscal 2004 represents the Company’s share of the earnings and losses on its investments in BRE/CSL and the Spring Meadows Communities.

Benefit for income taxes. Benefit for income taxes in the third quarter of fiscal 2005 was $0.3 million or 35.3% of loss before taxes, compared to a benefit for income taxes of $0.3 million or 19.3% in the third quarter of fiscal 2004. The effective tax rates for the third quarter of 2005 and 2004 differ from the statutory tax rates because of state income taxes and permanent tax differences. The permanent tax differences in the third quarter of fiscal 2004 include $0.8 million in net losses incurred by Triad I, which had been consolidated during the third quarter of fiscal 2004 under the provisions of FIN 46.

Minority interest. Minority interest represents the minority holder’s share of the losses incurred by Healthcare Properties Liquidating Trust (“HCP”).

Net loss. As a result of the foregoing factors, net loss decreased $0.8 million to a net loss of $0.6 million for the three months ended September 30, 2005, as compared to a net loss of $1.4 million for the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

CAPITAL SENIOR LIVING CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATION

Revenues. Total revenues for the nine months ended September 30, 2005 were $73.8 million compared to $69.3 million for the nine months ended September 30, 2004, representing an increase of approximately $4.4 million or 6.4%. This increase in revenue is primarily the result of a $3.4 million increase in resident and healthcare revenue, a $0.9 million increase in unaffiliated management services revenue, and a $0.1 million increase in affiliated management fees. The 5.0% increase in resident and healthcare revenue reflects improved occupancy and higher average monthly rents per unit at the Company’s 29 owned communities compared to the same period in the prior fiscal year. In addition, the Company also received one day of resident and healthcare revenue of $0.1 million on the six communities the Company leased from Ventas effective September 30, 2005. The increase in unaffiliated management services revenue primarily reflects the management of 15 third party senior living communities during fiscal 2005 compared to the management of 15 third party senior living communities in fiscal 2004, 14 of which were assumed on August 18, 2004 as a result of the Company’s acquisition of CGIM. Affiliated management services revenue results from the management of 10 senior living communities in the first nine months of both fiscal 2005 and 2004, six of which are included in the Ventas Lease Agreements.

Expenses. Total expenses in the first nine months of fiscal 2005 were $65.5 million compared to $64.6 million in the first nine months of fiscal 2004, representing an increase of $0.9 million or 1.4%. This increase is primarily the result of $0.8 million increase in general and administrative expenses and a $0.5 million increase in depreciation and amortization expense offset by a decrease in operating expenses of $0.4 million. The decrease in operating expenses of $0.4 million results from the Company’s initiatives to reduce and control costs at its communities. The increase in general and administrative expenses primarily relates to an increase in administrative labor costs of $0.5 million and an increase in insurance costs of $0.3 million and stock compensation expense of $0.1 million. The increase in depreciation and amortization expense primarily results from the amortization of the CGIM management contracts and additional depreciation expense resulting from the Company’s acquisition of Triad I.

Other income and expense. Interest income decreased $0.4 million to $0.1 million in the first nine months of fiscal 2005 from $0.5 million in the first nine months of fiscal 2004. Interest expense increased $1.7 million to $13.6 million in the first nine months of 2005 compared to $11.9 million in the first nine months of 2004. This 13.7% increase in interest expense is primarily the result of higher interest rates in the current fiscal year compared to the prior fiscal year. During the first nine months of fiscal 2005, the Company recognized a loss of $0.6 million as a result of the change in fair value of its treasury lock agreements. Other income in the first nine months of fiscal 2005 relates to the Company’s equity in the earnings of affiliates, which represents the Company’s share of the earnings on its investments in BRE/CSL and SHPII/CSL. Equity in the earnings of affiliates in the first nine months of fiscal 2004 represents the Company’s share of the earnings and losses on its investments in BRE/CSL and the Spring Meadows Communities.

Benefit for income taxes. Benefit for income taxes in the first nine months of fiscal 2005 was $1.9 million or 35.3% of loss before taxes, compared to a benefit for income taxes of $1.4 million or 22.1% of income before taxes in the first nine months of fiscal 2004. The effective tax rates for the first nine months of 2005 and 2004 differ from the statutory tax rates because of state income taxes and permanent tax differences. The permanent tax differences in the first nine months of fiscal 2004 include $2.5 million in net losses incurred by Triad I, which had been consolidated under the provisions of FASB Interpretation No. 46.

Minority interest. Minority interest represents the minority holder’s share of the losses incurred by Healthcare Properties Liquidating Trust (“HCP”).

Net loss. As a result of the foregoing factors, net loss decreased $1.5 million to a net loss of $3.5 million for the nine months ended September 30, 2005, as compared to a net loss of $5.0 million for the nine months ended September 30, 2004.

Liquidity and Capital Resources

In addition to approximately $17.8 million of cash balances on hand as of September 30, 2005, the Company's principal sources of liquidity are expected to be cash flows from operations, proceeds from the sale of assets, cash flows from joint ventures and/or additional refinancing. The Company received $6.1 million, in October 2005, related to its joint venture interests in the six communities sold to Ventas by BRE/CSL on September 30, 2005. Of the $17.8 million in cash

CAPITAL SENIOR LIVING CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATION

balances, $0.6 million relates to cash held by HCP. The Company expects its available cash and cash flows from operations, proceeds from the sale of assets, and cash flows from joint ventures to be sufficient to fund its short-term working capital requirements. The Company's long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company from time to time considers and evaluates transactions related to its portfolio including refinancings, purchases and sales, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company's short and long-term capital requirements.

In July 2005, the Company refinanced the debt on four communities that was scheduled to mature in September 2005 resulting in new loans of approximately $39.2 million. The new loans include ten-year terms with the interest rates fixed at 5.46% and amortization of principal and interest payments over 25 years. These new loans are classified as long-term, net of $0.8 million classified as current, in the accompanying consolidated balance sheet and replaced $34.3 million of debt that had been classified as a current liability.

The Company had net cash used in operating activities of $0.7 million compared to net cash provided by operating activities of $1.4 million in the first nine months of fiscal 2005 and 2004, respectively. In the first nine months of fiscal 2005, net cash used in operating activities was primarily derived from a net loss of $3.5 million, an increase in accounts receivable of $0.2 million, an increase in property tax and insurance deposits of $2.0 million, an increase in prepaid and other expenses of $0.6 million, an increase in other assets of $4.0 million, and an increase in federal and state income taxes receivable of $0.8 million offset by net noncash charges of $8.3 million, an increase in accounts payable and accrued expenses of $1.6 million and an increase in customer deposits of $0.5 million. In the first nine months of fiscal 2004, net cash provided by operating activities was primarily derived from net noncash charges of $10.7 million, and an increase in accounts payable and accrued expenses of $1.5 million offset by a net loss of $5.0 million, an increase in accounts receivable of $0.2 million, an increase in property tax and insurance deposits of $0.6 million, an increase in prepaid expenses of $1.8 million, an increase in other assets of $0.7 million, and an increase in federal and state income tax receivable of $2.5 million.

The Company had net cash used in investing activities of $1.7 million and $3.8 million in the first nine months of fiscal 2005 and 2004, respectively. In the first nine months of fiscal 2005, the net cash used in investing activities was primarily the result of capital expenditures of $1.9 million offset by $0.2 million in distributions from limited partnerships. In the nine months of fiscal 2004, the net cash used in investing activities was primarily the result of cash paid of $2.3 million for the acquisition of CGIM, advances of $0.3 million to affiliates, and capital expenditures of $1.7 million offset by net proceeds of $0.5 million from the sale of a parcel of land and proceeds from limited partnerships of $0.1 million.

The Company had net cash provided by financing activities of $0.7 million and $12.9 in the first nine months of fiscal 2005 and 2004, respectively. For the first nine months of fiscal 2005 the net cash provided by financing activities primarily results from the net issuance of notes payable of $1.7 million, proceeds from the issuance of common stock of $0.6 million and excess tax benefits from stock options exercised of $0.2 million offset by cash restricted under the terms of the Company’s treasury lock agreements of $0.7 million and deferred financing costs paid relating to the Company’s interest rate caps and debt refinancings of $1.1 million. For the first nine months of fiscal 2004 the net cash provided by financing activities primarily results from the Company’s sale of 5,750,000 shares of common stock for net proceeds of $32.2 million, proceeds from the exercise of stock options of $0.3 million and proceeds from the release of restricted cash of $1.0 million, offset by net repayments of notes payable of $20.6 million.

The Company derives the benefits and bears the risks related to the communities it owns and leases. The cash flows and profitability of owned communities depends on the operating results of such communities and are subject to certain risks of ownership, including the need for capital expenditures, financing and other risks such as those relating to environmental matters. The cash flow and profitability of leased communities depends on the operating results of such communities and are subject to certain risks including the need for capital expenditures and other risks associated with leasing communities.

The Company believes that the factors affecting the financial performance of communities managed under contracts with

CAPITAL SENIOR LIVING CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATION

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

The Company's current third party management contracts expire on various dates through August 2019 and provide for management fees based generally upon approximately 5% of gross revenues. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community.

The Company formed BRE/CSL with Blackstone in December 2001. BRE/CSL is owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint ventures, each of the Company and Blackstone must approve any acquisitions made by BRE/CSL. Each party must also contribute its pro rata portion of the costs of any acquisition.

The Company managed the six communities owned by BRE/CSL under long-term management contracts. The Company accounted for the BRE/CSL investment under the equity method of accounting and the Company recognized earnings in the equity of BRE/CSL of $0.2 million and $0.2 million in the nine months ended September 30, 2005 and 2004, respectively. The Company deferred management services revenue as a result of its 10% interest in the BRE/CSL joint venture. As of September 30, 2005, the Company had no deferred management services revenue relating to the BRE/CSL management contracts.

Effective as of June 30, 2005, BRE/CSL entered into the Ventas Purchase Agreement to sell the six communities owned by BRE/CSL to Ventas for $84.6 million. The Company entered into the Ventas Lease Agreements to lease the six communities from Ventas. Ventas completed the purchase of the six BRE/CSL communities and the Company began consolidating the operations of the six communities in its consolidated statement of operations effective September 30, 2005 under the terms of the Ventas Lease Agreements. The Ventas Lease Agreements each have an initial term of ten years, with two five year renewal extensions available at the Company’s option. The initial lease rate on the Ventas Leases is 8% and is subject to certain conditional escalation clauses. The Company has accounted for each of the Ventas Lease Agreements as operating leases. The sale of the six BRE/CSL communities to Ventas resulted in the Company recording a gain of approximately $4.2 million, which has been deferred and will be recognized in the Company’s statement of operations over the initial 10 year lease term.

The Company had guaranteed 25%, or $1.9 million of the debt on one community owned by BRE/CSL. The Company made this guarantee to induce Bank One to allow the debt to be assumed by BRE/CSL. The Company estimated the carrying value of its obligation under this guarantee as nominal. The debt on this community was repaid upon the sale of the six BRE/CSL communities to Ventas and as a result the Company was released from this debt guarantee.

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

The purchase price of $3.5 million was allocated to management contract rights, which are included in other assets on the

CAPITAL SENIOR LIVING CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATION

consolidated balance sheets. In August 2005, the Company’s first installment payment on the Covenant note was due. Under the terms of the purchase agreement the amount due to Covenant was reduced by $0.2 million due to a short fall in management fees earned by the Company on certain third party owned communities. As a result the Company paid Covenant $0.1 million and reduced the Company’s installment note and management contracts rights by $0.2 million.

Effective as of November 30, 2004, the Company acquired Lehman’s approximate 81% interest in the Spring Meadows Communities and simultaneously sold the Spring Meadows Communities to SHPII/CSL, which is owned 95% by SHPII and 5% by the Company. As a result of these transactions, the Company paid $1.1 million for Lehman’s interests in the joint ventures, received net assets of $0.9 million and wrote-off the remainder totaling $0.2 million. In addition, the Company contributed $1.3 million to SHPII/CSL for its 5% interest. The Company will manage the communities for SHPII/CSL under long-term management contracts.

Prior to SHPII/CSL’s acquisition of the Spring Meadows Communities, the Company had approximate 19% member interests in the four joint ventures that owned the Spring Meadows Communities. The Company's interests in the joint ventures that owned the Spring Meadows Communities included interests in certain loans to the ventures and its member interest in each venture. The Company accounted for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001 and continued to manage the communities under long-term management contracts until November 2004 when the Spring Meadows Communities were sold to SHPII/CSL.

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

Prior to acquiring the remaining interests of the general partner and the other third party limited partner in Triad I the Company had an approximate 1% limited partner’s interest in Triad I and accounted for these investments under the equity method of accounting based on the provisions of the Triad I partnership agreement until December 31, 2003.

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

Forward-Looking Statements

Certain information contained in this report constitutes “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. The Company cautions readers that forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified. These factors include the Company’s ability to find suitable acquisition properties at favorable terms, financing, licensing, business conditions, risks of downturns in

CAPITAL SENIOR LIVING CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATION

economic condition generally, satisfaction of closing conditions such as those pertaining to licensure, availability of insurance at commercially reasonable rates, and changes in accounting principles and interpretations among others, and other risks and factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company's primary market risk is exposure to changes in interest rates on debt instruments. As of September 30, 2005, the Company had $263.3 million in outstanding debt comprised of various fixed and variable rate debt instruments of $88.0 million and $175.3 million, respectively.

Changes in interest rates would affect the fair market value of the Company's fixed rate debt instruments but would not have an impact on the Company's earnings or cash flows. Fluctuations in interest rates on the Company's variable rate debt instruments, which are tied to either LIBOR or the prime rate, would affect the Company's earnings and cash flows but would not affect the fair market value of the variable rate debt. Each percentage point change in interest rates would increase the Company's annual interest expense by approximately $1.8 million (subject to certain interest rate caps) based on the Company's outstanding variable debt as of September 30, 2005.

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

The Company is party to interest rate lock agreements, which were used to hedge the risk that the costs of future issuance of debt may be adversely affected by changes in interest rates. Under the treasury lock agreements, the Company agrees to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional principal amount of indebtedness based on the locked rate at the date when the agreement was established and the yield of a United States Government 10-Year Treasury Note on the settlement date of January 3, 2006. The notional amounts of the agreements were not exchanged. These treasury lock agreements were entered into with a major financial institution in order to minimize counterparty credit risk. The locked rates range from 7.5% to 9.1%. On December 30, 2004, the Company refinanced the underlying debt and this refinancing resulted in the interest rate lock agreements no longer qualifying as an interest rate hedge. The Company reflects the interest rate lock agreements at fair value in the Company’s consolidated balance sheet (Other long-term liabilities, net of current portion of $0.7 million) and related gains and losses are recognized in the consolidated statements of operations. The Company recognized a gain of $0.8 million during the third quarter of fiscal 2005 and has recognized a loss of $0.6 million during the first nine months of fiscal 2005, relating to the treasury lock agreements. The Company has the ability to settle the treasury lock liability by converting the liability to a five-year note at any time prior to the treasury lock settlement date of January 3, 2006. The Company intends to convert the treasury lock liability to a long-term note on or before its settlement and therefore has classified the treasury lock liability as long-term, net of current portion of $0.7 million. Prior to refinancing the underlying debt, the treasury lock agreements were reflected at fair value in the Company’s consolidated balance sheets (Other long-term liabilities) and the related gains or losses on these agreements were deferred in stockholders’ equity (as a component of other comprehensive income).

In addition, the Company was party to interest rate swap agreements in fiscal 2004 that were used to modify variable rate obligations to fixed rate obligations, thereby reducing the Company’s exposure to market rate fluctuations. On December 30, 2004, the Company settled its interest rate swap agreements by paying its lender $0.5 million. The differential paid or received as rates changed was accounted for under the accrual method of accounting and the amount payable to or receivable from counterparties was included as an adjustment to accrued interest. The interest rate swap agreements

CAPITAL SENIOR LIVING CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATION

resulted in the recognition of an additional $0.7 million in interest expense during the first nine months of fiscal 2004.

Item 4. CONTROLS AND PROCEDURES.

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based upon the controls evaluation, the Company’s CEO and CFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

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

The Company filed a claim before the American Arbitration Association in Dallas, Texas against a former brokerage consultant and her company for (1) a declaratory judgment that it has fulfilled certain obligations to Respondents under contracts the parties had signed related to the Covenant transaction, (2) for damages resulting from alleged breach of a confidentiality provision, and (3) for damages for unpaid referral fees. Respondent has filed a counterclaim for causes of action including breach of contract, duress, and undue infliction of emotional distress. The counterclaim seeks damages of “up to $1,291,500 (or more)”. Respondent also seeks to recover unspecified amounts of additional damages if the Company acquires any of the Covenant owned properties on which she claims to be entitled to recover brokerage fees. The proceeding is in the discovery phase. The Company’s management believes strongly that its position has merit and intends to vigorously defend the counterclaim.

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

OTHER INFORMATION

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

Capital Senior Living Corporation

(Registrant)

By:	/s/ Ralph A. Beattie
Ralph A. Beattie

Executive Vice President and Chief Financial Officer

(Principal Financial Officer and Duly Authorized Officer)

Date:	November 8, 2005