Form 10-K
period 2005-12-31
CAPITAL SENIOR LIVING CORP
filed 2006-03-31
CIK 1043000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005
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
      Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One).
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by a check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the 21,457,198 shares of the Registrant’s Common Stock, par value $0.01 per share (“Common Stock”), held by nonaffiliates on December 31, 2005, based upon the closing price of the Registrant’s Common Stock as reported by the New York Stock Exchange on June 30, 2005, was approximately $152,131,534. As of March 29, 2006, the Registrant had 26,313,883 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      The Registrant’s definitive proxy statement pertaining to the 2005 Annual Meeting of Stockholders (the “Proxy Statement”) and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A is incorporated herein by reference into Part III.

CAPITAL SENIOR LIVING CORPORATION

PART I

ITEM 1.	BUSINESS
Overview
      Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company and its predecessors have provided senior living services since 1990. As of December 31, 2005, the Company operated 55 senior living communities in 20 states with an aggregate capacity of approximately 8,900 residents, including 33 senior living communities which the Company owned or in which the Company had an ownership interest, seven senior living communities that the Company leased and 15 senior living communities it managed for third parties. As of December 31, 2005, the Company also operated one home care agency. During 2005 approximately 95% of total revenues for the senior living communities owned and managed by the Company were derived from private pay sources. As of December 31, 2005, the stabilized communities (defined as communities not in lease-up) that the Company operated had an average occupancy rate of approximately 92%.
      The Company’s operating strategy is to provide quality senior living communities and services to its residents, while achieving and sustaining a strong, competitive position within its chosen markets, as well as to continue to enhance the performance of its operations. The Company provides senior living services to the elderly, including independent living, assisted living, skilled nursing and home care services. Many of the Company’s communities offer a continuum of care to meet its residents’ needs as they change over time. This continuum of care, which integrates independent living and assisted living and is bridged by home care through independent home care agencies or the Company’s home care agency, sustains residents’ autonomy and independence based on their physical and mental abilities.
      Three major initiatives formed the Company’s platform for success in fiscal 2005 and will continue into fiscal 2006. These three initiatives included maximizing the value of the Company’s communities, sale/ leaseback transactions and debt improvement initiatives.
      The Company’s stabilized communities achieved an overall occupancy of 92% at December 31, 2005, which has begun to allow the Company to capitalize on its operating leverage. In addition, during 2006 the Company intends to further enhance the value of its communities through increasing assisted living capacity at selected communities and through increasing ancillary and supportive services offered at its communities.
      In October 2005, the Company completed an $85 million sale/ leaseback transaction with Ventas Healthcare Properties, Inc. (“Ventas”) of six communities previously owned by the Company’s joint venture with Blackstone Real Estate Advisors (“Blackstone”). In fiscal 2006, the Company has announced three sale/ leaseback transactions: one transaction involving one community valued at $29 million with Ventas, a second transaction involving three communities valued at $54 million with Healthcare Property Investor, Inc. (“HCPI”) and a third transaction involving six communities valued at $43 million with HCPI. Through these and similar transactions the Company expects to reduce its overall borrowing and to fix the interest rates on nearly all of its remaining debt.
      During fiscal 2005, the Company completed the refinancing of four communities with GMAC Commercial Mortgage Corporation (“GMAC”) which increased available cash by $4.6 million, reduced the interest rate on the new debt by approximately 40 basis points and fixed the interest rate for ten years. The Company plans to refinance 15 additional communities in fiscal 2006 at fixed interest rates that are expected to be 200 basis points below the current interest rate on the related debt.
      As the Company enters fiscal 2006, its business plan includes pursuing of additional sale/ leaseback transactions, continuing to maximize the value of its communities, pursuing additional acquisitions through joint venture partners and REITs and increasing revenues through management and development of communities for third parties.

      In the first quarter of fiscal 2006, the Company through a joint venture agreement with GE Healthcare Financial Services (“GE Healthcare”) finalized the acquisition of four senior living communities and expects to close on a fifth community in the second quarter of fiscal 2006.
Website
      The Company’s internet website www.capitalsenior.com contains an Investor Relations section, which provides links to the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Section 16 filings and amendments to those reports, which reports and filings are available through the Company’s internet website free of charge as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).
Industry Background
      The senior living industry encompasses a broad and diverse range of living accommodations and supportive services that are provided primarily to persons 75 years of age or older.
      For the elderly who require limited services, independent living residences supplemented at times by home health care, offers a viable option. Most independent living communities typically offer community living packaged with basic services consisting of meals, housekeeping, laundry, 24-hour staffing, transportation, social and recreational activities and health care monitoring. Independent living residents typically are not reliant on assistance with activities of daily living (“ADL’s”) although some residents may contract out for those services.
      As a senior’s need for assistance increases, care in an assisted living residence is often preferable and more cost-effective than home-based care or nursing home care. Typically, assisted living represents a combination of housing and support services designed to aid elderly residents with ADL’s such as ambulation, bathing, dressing, eating, grooming, personal hygiene, and monitoring or assistance with medications. Certain assisted living residences may also provide assistance to residents with low acuity medical needs, or may offer higher levels of personal assistance for incontinent residents or residents with Alzheimer’s disease or other cognitive or physical frailties. Generally, assisted living residents require higher levels of care than residents of independent living residences and retirement living centers, but require lower levels of care than patients in skilled nursing facilities. For seniors who need the constant attention of a skilled nurse or medical practitioner, a skilled nursing facility may be required.
      According to the American Senior Housing Association Senior Housing Construction Report for 2005, 35% of senior housing properties in the U.S. are assisted living communities, 30% are independent living communities, 25% are senior apartments and 10% are continuing care retirement communities.
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

Demographics
      The primary market for the Company’s senior living services is comprised of persons aged 75 and older. This age group is one of the fastest growing segments of the United States population and is expected to grow from 17.9 million in 2005 to approximately 32.6 million in 2030. The population of seniors aged 85 and over has increased from approximately 3.1 million in 1990 to over 4.9 million in 2005. This age cohort is expected to grow to approximately 18% to 5.8 million by 2010 and by 82% to approximately 8.9 million by 2030. As the number of persons aged 75 and over continues to grow, the Company believes that there will be corresponding increases in the number of persons who need assistance with ADLs. According to industry analyses, approximately 19% of persons aged 75 to 79, approximately 24% of persons aged 80 to 84 and approximately 45% of persons aged 85 and older need assistance with ADLs.

Senior Affluence
      The average net worth of senior citizens is higher than non-senior citizens, partially as a result of accumulated equity through home ownership. The Company believes that a substantial portion of the senior population thus has significant resources available for their retirement and long-term care needs. The Company’s target population is comprised of moderate to upper income seniors who have, either directly or indirectly through familial support, the financial resources to pay for senior living communities, including an assisted living alternative to traditional long-term care.

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

Restricted Supply of Nursing Beds
      Several states in the United States have adopted Certificate of Need (“CON”) or similar statutes generally requiring that, prior to the addition of new skilled nursing beds, the addition of new services, or the making of certain capital expenditures, a state agency must determine that a need exists for the new beds or the proposed activities. The Company believes that this CON process tends to restrict the supply and availability of licensed nursing facility beds. High construction costs, limitations on government reimbursement for the full costs of construction, and start-up expenses also act to constrain growth in the supply of such facilities. At the same time, nursing facility operators are continuing to focus on improving occupancy and expanding services to subacute patients generally of a younger age and requiring significantly higher levels of nursing care. As a result, the Company believes that there has been a decrease in the number of skilled nursing beds available to patients with lower acuity levels and that this trend should increase the demand for the Company’s senior living communities, including, particularly, the Company’s assisted living communities.

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

Provide a Broad Range of Quality Personalized Care
      Central to the Company’s operating strategy is its focus on providing quality care and services that are personalized and tailored to meet the individual needs of each community resident. The Company’s residences and services are designed to provide a broad range of care that permits residents to “age in place” as their needs change and as they develop further physical or cognitive frailties. By creating an environment that maximizes resident autonomy and provides individualized service programs, the Company seeks to attract seniors at an earlier stage, before they need the higher level of care provided in a skilled nursing facility. The Company also maintains a comprehensive quality assurance program designed to ensure the satisfaction of its residents and their family members. The Company conducts annual resident satisfaction surveys that allow residents at each community to express whether they are “very satisfied,” “satisfied” or “dissatisfied” with all major areas of a community, including, housekeeping, maintenance, activities and transportation, food service, security and management. In 2005 and 2004, the Company achieved 94% and 95%, respectively, overall approval rating from the residents’ satisfaction survey.

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

Independent Living Services
      The Company provides independent living services to seniors who typically do not yet need assistance or support with ADLs, but who prefer the physical and psychological comfort of a residential community that offers health care and other services. As of December 31, 2005, the Company had ownership interests in 32 communities, leased seven communities and managed 10 communities that provide independent living services, with an aggregate capacity for 7,560 residents.

      Independent living services provided by the Company include daily meals, transportation, social and recreational activities, laundry, housekeeping, 24-hour staffing and health care monitoring. The Company also fosters the wellness of its residents by offering health screenings (such as blood pressure checks), periodic special services (such as influenza inoculations), dietary and similar programs, as well as ongoing exercise and fitness classes. Classes are given by health care professionals to keep residents informed about health and disease management. Subject to applicable government regulation, personal care and medical services are available to independent living residents through either the community staff or through the Company’s agency or other independent home care agencies. The Company’s independent living residents pay a fee ranging from $975 to $4,330 per month, in general, depending on the specific community, program of services, size of the unit and amenities offered. The Company’s contracts with its independent living residents are generally for a term of one year and are typically terminable by the resident upon 30 days notice.

Assisted Living Services
      The Company offers a wide range of assisted living care and services, including personal care services, 24 hour staffing, support services, and supplemental services. As of December 31, 2005, the Company had ownership interests in 11 communities, leased three communities and managed six communities that provide assisted living services, which include communities that have independent living and other services, with an aggregate capacity for 1,185 residents. The residents of the Company’s assisted living residences generally need help with some or all ADLs, but do not require the more acute medical care traditionally given in nursing homes. Upon admission to the Company’s assisted living communities, and in consultation with the resident, the resident’s family and medical consultants, each resident is assessed to determine his or her health status, including functional abilities and need for personal care services. The resident also completes a lifestyles assessment to determine the resident’s preferences. From these assessments, a care plan is developed for each resident to ensure that all staff members who render care meet the specific needs and preferences of each resident where possible. Each resident’s care plan is reviewed periodically to determine when a change in care is needed.
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
      In pricing its services, the Company has developed the following three levels or tiers of assisted living care:

•	Level I typically provides for minimum levels of care and service, for which the Company generally charges a monthly fee per resident ranging from $1,495 to $5,390, depending upon unit size and the project design type. Typically, Level I residents need minimal assistance with ADLs.

•	Level II provides for relatively higher levels and increased frequency of care, for which the Company generally charges a monthly fee per resident ranging from $2,095 to $5,690, depending upon the unit size and the project design type. Typically, Level II residents require moderate assistance with ADLs and may need additional personal care, support and supplemental services.

•	Level III provides for the highest level of care and service, for which the Company generally charges a monthly fee per resident ranging from $2,395 to $6,390, depending upon the unit size and the project design type. Typically, Level III residents are either very frail or impaired and utilize many of the Company’s services on a regular basis.
      The Company maintains programs and special units at some of its assisted living communities for residents with certain forms of dementia, which provide the attention, care and services needed to help those residents maintain a higher quality of life. Specialized services include assistance with ADLs, behavior management and life skills based activities programs, the goal of which is to provide a normalized environment that supports residents’ remaining functional abilities. Whenever possible, residents assist with meals, laundry and housekeeping. Special units for residents with certain forms of dementia are located in a separate area of the community and have their own dining facilities, resident lounge areas, and specially trained staff. The special care areas are designed to allow residents the freedom to ambulate as they wish, while keeping them safely contained within a secure area with a minimum of disruption to other residents. Special nutritional programs are used to help ensure caloric intake is maintained by residents. Resident fees for these special units are dependent on the size of the unit, the design type and the level of services provided.

Skilled Nursing Services
      In its skilled nursing facilities, the Company provides traditional long-term care through 24-hour-per-day skilled nursing care by registered nurses, licensed practical nurses and certified nursing assistants. The Company also offers a comprehensive range of restorative nursing and rehabilitation services in its communities including, but not limited to, physical, occupational, speech and medical social services. As of December 31, 2005, the Company had ownership interests in two facilities providing a continuum of care that includes nursing services with an aggregate capacity for 170 residents.

Home Care Services
      As of December 31, 2005, the Company provided home care services to clients at one senior living community through the Company’s home care agency and made home care services available to clients at a majority of its senior living communities through third-party providers. The Company believes that the provision of private pay, home care services is an attractive adjunct to its independent living services because it allows the Company to provide more services to its residents as they age in place and increases the length of stay in the Company’s communities. In addition, the Company makes available to residents certain customized physician, dentistry, podiatry and other health-related services that may be offered by third-party providers.
Operating Communities
      The table below sets forth certain information with respect to senior living communities owned and managed by the Company as of December 31, 2005.

			Resident Capacity(1)
								Commencement
Community		Units	IL	AL	SN	Total	Ownership(2)	of Operations(3)

Owned:
Canton Regency	Canton, OH	291	164	96	50	310	100%	03/91
Crosswood Oaks	Sacramento, CA	121	127	—	—	127	100%	01/92
Gramercy Hill	Lincoln, NE	148	83	77	—	160	100%	10/98
Heatherwood	Detroit, MI	158	188	—	—	188	100%	01/92
Independence Village	East Lansing, MI	151	162	—	—	162	100%	08/00
Independence Village	Peoria, IL	158	173	—	—	173	100%	08/00
Independence Village	Raleigh, NC	165	177	—	—	177	100%	08/00

			Resident Capacity(1)
								Commencement
Community		Units	IL	AL	SN	Total	Ownership(2)	of Operations(3)

Independence Village	Winston-Salem, NC	156	161	—	—	161	100%	08/00
Sedgwick Plaza	Wichita, KS	144	134	35	—	169	100%	08/00
Tesson Heights	St. Louis, MO	184	140	58	—	198	100%	10/98
Towne Centre	Merrillville, IN	327	165	60	120	345	100%	03/91
Veranda Club	Boca Raton, FL	189	235	—	—	235	100%	01/92
Waterford at Columbia	Columbia, SC	120	136	—	—	136	100%	11/00
Waterford at Deer Park	Deer Park, TX	120	136	—	—	136	100%	11/00
Waterford at Edison Lakes	South Bend, IN	120	136	—	—	136	100%	12/00
Waterford at Fairfield	Fairfield, OH	120	136	—	—	136	100%	11/00
Waterford at Fort Worth	Fort Worth, TX	151	174	—	—	174	100%	06/00
Waterford at Highland Colony	Jackson, MS	120	136	—	—	136	100%	11/00
Waterford at Huebner	San Antonio, TX	120	136	—	—	136	100%	04/99
Waterford at Ironbridge	Springfield, MO	119	136	—	—	136	100%	06/01
Waterford at Mansfield	Mansfield, OH	119	136	—	—	136	100%	10/00
Waterford at Mesquite	Mesquite, TX	154	174	—	—	174	100%	09/99
Waterford at Pantego	Pantego, TX	120	136	—	—	136	100%	12/00
Waterford at Plano	Plano, TX	136	111	45	—	156	100%	12/00
Waterford at Shreveport	Shreveport, LA	117	136	—	—	136	100%	03/99
Waterford at Thousand Oaks	San Antonio, TX	120	136	—	—	136	100%	05/00
Wellington at Arapaho	Richardson, TX	137	109	45	—	154	100%	05/02
Wellington at North Richland	North Richland
Hills, TX	Hills, TX	119	136	—	—	136	100%	01/02
Wellington at Oklahoma City	Oklahoma City, OK	120	136	—	—	136	100%	11/00

		4,324	4,245	416	170	4,831
Leased:
Amberleigh	Buffalo, NY	267	394	—	—	394	N/A	01/92
Cottonwood Village	Cottonwood, AZ	163	135	47	—	182	N/A	03/91
Crown Pointe	Omaha, NE	132	163	—	—	163	N/A	08/00
Georgetowne Place	Fort Wayne, IN	162	247	—	—	247	N/A	10/05
Harrison at Eagle Valley(4)	Indianapolis, IN	124	138	—	—	138	N/A	03/91

			Resident Capacity(1)
								Commencement
Community		Units	IL	AL	SN	Total	Ownership(2)	of Operations(3)

Villa Santa Barbara	Santa Barbara, CA	125	87	38	—	125	N/A	08/00
West Shores	Hot Springs, AR	137	135	32	—	167	N/A	08/00

		1,110	1,299	117	—	1,416
Affiliates:
SHPII/ CSL:
Libertyville	Libertyville, IL	197	171	50	—	221	5%	03/01
Naperville	Naperville, IL	193	166	48	—	214	5%	01/01
Summit	Summit, NJ	88	—	98	—	98	5%	11/00
Trumbull	Trumbull, CT	150	117	48	—	165	5%	09/00

		628	454	244	—	698
Managed:
Atrium of Carmichael	Sacramento, CA	152	156	—	—	156	N/A	01/92
Covenant Place of Burleson	Burleson, TX	74	—	80	—	80	N/A	08/04
Covenant Place of Waxahachie	Waxahachie, TX	50	—	55	—	55	N/A	08/04
Covenant Place of Abilene	Abilene, TX	50	—	55	—	55	N/A	08/04
Crescent Point	Cedar Hill, TX	112	134	—	—	134	N/A	08/04
	North Richland
Good Place	Hills, TX	72	—	80	—	80	N/A	08/04
Harding Place	Searcy, AR	115	148	—	—	148	N/A	08/04
	North Richland
Meadow Lakes	Hills, TX	120	145	—	—	145	N/A	08/04
Meadow View	Arlington, TX	80	—	80	—	80	N/A	08/04
Mountain Creek	Grand Prairie, TX	124	146	—	—	146	N/A	08/04
Saint Ann	Oklahoma City, OK	170	147	58	—	205	N/A	08/04
Southern Plaza	Bethany, OK	115	145	—	—	145	N/A	08/04
Sunnybrook Estates	Madison, MS	108	133	—	—	133	N/A	08/04
Tealridge Manor	Edmond, OK	169	208	—	—	208	N/A	08/04
The Arbrook	Arlington, TX	177	200	—	—	200	N/A	08/04

		1,688	1,562	408	—	1,970

		7,750	7,560	1,185	170	8,915

(1)	Independent living (IL) residences, assisted living (AL) residences and skilled nursing (SN) beds.

(2)	Those communities shown as 5% owned consist of the Company’s ownership of 5% of the member interests in the SHPII/ CSL (as defined below).

(3)	Indicates the date on which the Company acquired or commenced operating the community. The Company operated certain of its communities pursuant to management agreements prior to acquiring interests in the communities.

(4)	The Company’s home care agency is on-site at The Harrison at Eagle Valley community.

Third-Party Management Contracts
      Effective February 1, 2006, the Company entered into a series of property management agreements (the “Midwest Agreements”) to manage four communities acquired by Midwest Portfolio Holding, Inc. (“Midwest”), a joint venture owned approximately 89% by GE Healthcare and approximately 11% by the Company. The Midwest Agreements are for an initial term of five years and the agreements contain automatic one year renewals thereafter. The Midwest Agreements generally provide for a management fee of 5% of gross revenues.
      Effective August 18, 2004, the Company acquired from the Covenant Group of Texas (“Covenant”) all of the outstanding stock of Covenant’s wholly owned subsidiary, CGI Management, Inc. (“CGIM”). This acquisition resulted in the Company assuming the management contracts (the “CGIM Management Agreements”) on 14 senior living communities with a combined resident capacity of approximately 1,800 residents. The CGIM Management Agreements expire on various dates through August 2019. The CGIM Management Agreements generally provide for management fees of 5% to 5.5% of gross revenues, subject to certain base management fees. The Company earned $1.4 million under the terms of the CGIM Management Agreements for the year ended December 31, 2005. In addition, the Company has the right to acquire seven of the properties owned by Covenant (which are part of the 14 communities managed by CGIM) based on sales prices specified in the stock purchase agreement. In the first quarter of fiscal 2006, the Company exercised its right to acquire the seven communities owned by Covenant and the Company plans to sell six of the communities to HCPI in a sale/ leaseback transaction. The Company is marketing the seventh community and intends to complete a sale as soon as possible.
      The Company is party to a property management agreement (the “SHPII Management Agreement”), effective September 30, 2003, with Senior Housing Partners II, LP (“SHPII”), a fund managed by Prudential Real Estate Investors (“Prudential”), to manage one senior living community. The SHPII Management Agreement extends until June 2008 and provides for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. The Company earned $0.2 million under the terms of the SHP Management Agreement for the year ended December 31, 2005.
      The Company entered into a series of property management agreements (the “SHPII/ CSL Management Agreements”), effective November 30, 2004, with four joint ventures (collectively “SHPII/ CSL”) owned 95% by SHPII and 5% by the Company, which collectively own and operate four senior living communities (collectively the “Spring Meadows Communities”). The SHPII/ CSL Management Agreements extend until various dates through November 2014. The SHPII/ CSL Management Agreements provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. The Company earned $1.0 million under the terms of the SHPII/ CSL Management Agreements for the year ended December 31, 2005.
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
      The Company was party to a series of property management agreements (the “BRE/ CSL Management Agreements”) with three joint ventures (collectively “BRE/ CSL”) owned 90% by an affiliate of Blackstone Real Estate Advisors (“Blackstone”) and 10% by the Company, which collectively owned and operated six senior living communities. The BRE/ CSL Management Agreements provided for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. The Company earned

$0.9 million under the terms of the BRE/ CSL Management Agreements for the year ended December 31, 2005. These six communities were sold in September 2005 and leased back by the Company.
      The Company was party to a series of property management agreements (the “Triad I Management Agreements”) pursuant to arrangements with Triad Senior Living I, LP (“Triad I”), a partnership affiliated with Lehman, which collectively owned and operated five senior living communities and two expansions. The Company had an approximate 1% limited partnership interest in Triad I. The Triad I Management Agreements provided for a base management fee of the greater of $5,000 per month or 5% of gross revenue plus reimbursement for costs and expenses related to the communities. Under the provisions of FASB Interpretation No. 46, Triad I operations were consolidated with the Company’s operations from January 1, 2004 through November 30, 2004. Effective as of November 30, 2004, the Company acquired the partnership interests of Triad I that it did not already own and effective with these transactions the Company wholly owns Triad I.
      During the first six months of fiscal 2003, the Company was party to a series of property management agreements (the “Triad Entities Agreements”) with four partnerships (Triad Senior Living II, L.P., Triad Senior Living III, L.P., Triad Senior Living IV, L.P. and Triad Senior Living V, L.P., collectively the “Triad Entities”) affiliated with Triad Senior Living, Inc., which collectively owned and operated 12 senior living communities. The Company had an approximate 1% limited partnership interest in each of the Triad Entities. The Triad Entities Management Agreements provided for a base management fee of the greater of $5,000 per month or 5% of gross revenue plus reimbursement for costs and expenses related to the communities. Effective as of July 1, 2003, the Company acquired the partnership interests of the Triad Entities that it did not already own and effective with these transactions the Company wholly owns each of the Triad Entities.
      The Company was party to a property management agreement (the “Buckner Agreement”) with Buckner Retirement Services, Inc. (“Buckner”), a not-for-profit corporation. The Company and Buckner entered into a Management Termination, Consulting, Licensing and Transfer Agreement (the “Calderwoods Termination Agreement”) effective September 30, 2001 whereby the Company and Buckner mutually agreed to terminate the Management Agreement then in place between the parties. Under the terms of the Calderwoods Termination Agreement, the Company continued to provide certain consulting services and earn a consulting/licensing fee of 3.5% of the facility’s gross revenues through December 31, 2001 and 3.0% of the facility’s gross revenues beginning on January 1, 2002 and continuing through May 31, 2005. In the first quarter of fiscal 2003, the Company and Buckner entered into an agreement whereby Buckner paid the Company $0.3 million to terminate Buckner’s future consulting/licensing fee obligations under the Calderwoods Termination Agreement.
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

Pursue Strategic Acquisitions
      The Company intends to continue to pursue single or portfolio acquisitions of senior living communities. Through strategic acquisitions, joint venture investments, or facility leases, the Company seeks to enter new markets or acquire communities in existing markets as a means to increase market share, augment existing clusters, strengthen its ability to provide a broad range of care, and create operating efficiencies. As the industry continues to consolidate, the Company believes that opportunities will arise to acquire other senior living companies. The Company believes that the current fragmented nature of the senior living industry, combined with the Company’s financial resources, national presence, and extensive contacts within the industry, can be expected to provide it with the opportunity to evaluate a number of potential acquisition opportunities in the future. In reviewing acquisition opportunities, the Company will consider, among other things, geographic location, competitive climate, reputation and quality of management and communities, and the need for renovation or improvement of the communities.

Pursue Management Agreements
      The Company intends to pursue single or portfolio management opportunities for senior living communities. The Company believes that its management infrastructure and proven operating track record will allow the Company to take advantage of increased opportunities in the senior living market for new management contracts and other transactions.

Pursue Development Agreements for New Senior Living Communities for Third Parties
      Since 1999 the Company has developed and opened 17 new senior living communities and expanded two communities for third parties. In addition, the Company has provided pre-opening marketing services for six communities owned by third parties. The Company intends to continue to pursue opportunities to provide third parties development and marketing services.

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
Operations

Centralized Management
      The Company centralizes its corporate and other administrative functions so that the community-based management and staff can focus their efforts on resident care. The Company maintains centralized accounting, finance, human resources, training and other operational functions at its national corporate office in Dallas, Texas. The Company also has a corporate office in New York, New York. The Company’s corporate offices are generally responsible for: (i) establishing Company-wide policies and procedures relating to, among other things, resident care and operations; (ii) performing accounting functions; (iii) developing employee training programs and materials; (iv) coordinating human resources; (v) coordinating marketing functions; and (vi) providing strategic direction. In addition, financing, development, construction and acquisition activities, including feasibility and market studies, and community design, development, and construction management are conducted by the Company’s corporate offices.
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

Regional Management
      The Company provides oversight and support to each of its senior living communities through experienced regional and district managers. A district manager will oversee the marketing and operations of three to six communities clustered in a small geographic area. A regional manager will cover a larger geographic area consisting of seven to twelve communities. In most cases, the district and regional managers will office out of the Company’s senior living communities. Currently there are regional managers based in the Northeast, Central Plains, Midwest, Southwest and West regions.
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
      Resident and Resident’s Family Input. On a routine basis the Company provides residents and their family members the opportunity to provide valuable input regarding the day-to-day delivery of services. On-site management at each community has fostered and encouraged active resident councils and resident committees who meet independently. These resident bodies meet with on-site management on a monthly basis to offer input and suggestions as to the quality and delivery of services. Additionally, at each community the Company conducts annual resident satisfaction surveys to further monitor the satisfaction levels of both residents and their family members. These surveys are sent directly to the corporate headquarters for tabulation and distribution to on-site staff and residents. For 2005 and 2004, the Company achieved a 94% and a 95%, respectively, approval rating from its residents. For any departmental area of service scoring below a 90%, a plan of correction is developed jointly by on-site, regional and corporate staff for immediate implementation.
      Regular Community Inspections. Each community is inspected, on at least a quarterly basis, by regional and/or corporate staff. Included as part of this inspection is the monitoring of the overall appearance and maintenance of the community interiors and grounds. The inspection also includes monitoring staff professionalism and departmental reviews of maintenance, housekeeping, activities, transportation, marketing, administration and food and health care services, if applicable. The inspections also include observing of residents in their daily activities and the community’s compliance with government regulations.
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

      The health care industry is subject to extensive regulation and frequent regulatory change. At this time, no federal laws or regulations specifically regulate assisted or independent living residences. While a number of states have not yet enacted specific assisted living regulations, certain of the Company’s assisted living communities are subject to regulation, licensing, CON and permitting by state and local health care and social service agencies and other regulatory authorities. While such requirements vary from state to state, they typically relate to staffing, physical design, required services and resident characteristics. The Company believes that such regulation will increase in the future. In addition, health care providers are receiving increased scrutiny under anti-trust laws as integration and consolidation of health care delivery increases and affects competition. The Company’s communities are also subject to various zoning restrictions, local building codes, and other ordinances, such as fire safety codes. Failure by the Company to comply with applicable regulatory requirements could have a material adverse effect on the Company’s business, financial condition, and results of operations. Regulation of the assisted living industry is evolving. The Company is unable to predict the content of new regulations and their effect on its business. There can be no assurance that the Company’s operations will not be adversely affected by regulatory developments.
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
      The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), in conjunction with the federal regulations promulgated thereunder by the Department of Health and Human Services, has established, among other requirements, standards governing the privacy of certain protected and individually identifiable health information (“PHI”) that is created, received or maintained by a range of covered entities. HIPAA has also established standards governing uniform health care transactions, the codes and identifiers to be used by the covered entities and standards governing the security of certain electronic transactions conducted by covered entities will go into effect. Penalties for violations can range from civil money penalties for errors and negligent acts to criminal fines and imprisonment for knowing and intentional misconduct. HIPAA is a complex set of regulations and many unanswered questions remain with respect to the manner in which HIPAA applies to businesses such as those operated by the Company.
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
Competition
      The senior living industry is highly competitive, and the Company expects that all segments of the industry will become increasingly competitive in the future. Although there are a number of substantial companies active in the senior living industry and in the markets in which the Company operates, the industry continues to be very fragmented and characterized by numerous small operators. The Company primarily competes with American Retirement Corporation, Brookdale Senior Living Inc., Emeritus Corporation, Five Star Quality Care, Inc., Holiday Retirement Corporation and Sunrise Senior Living, Inc. The Company believes that the primary competitive factors in the senior living industry are: (i) location; (ii) reputation for and commitment to a high quality of service; (iii) quality of support services offered (such as food services); (iv) price of services; and (v) physical appearance and amenities associated with the communities. The Company competes with other companies providing independent living, assisted living, skilled nursing, home health care, and other similar service and care alternatives, some of whom may have greater financial resources than the Company. Because seniors tend to choose senior living communities near their homes, the Company’s principal competitors are other senior living and long-term care communities in the same geographic areas as the Company’s communities. The Company also competes with other health care businesses with respect to attracting and retaining nurses, technicians, aides and other high quality professional and non-professional employees and managers.
Employees
      As of December 31, 2005, the Company employed 2,867 persons, of which 1,491 were full-time employees (52 of whom are located at the Company’s corporate offices) and 1,376 were part-time employees. None of the Company’s employees are currently represented by a labor union and the Company is not aware of any union organizing activity among its employees. The Company believes that its relationship with its employees is good.

Executive Officers and Key Employees
      The following table sets forth certain information concerning each of the Company’s executive officers and key employees as of December 31, 2005:

Name	Age	Position(s) with the Company

Lawrence A. Cohen	52	Chief Executive Officer and Vice Chairman of the Board
James A. Stroud	55	Chairman and Secretary of the Company and Chairman of the Board
Keith N. Johannessen	49	President and Chief Operating Officer
Ralph A. Beattie	56	Executive Vice President and Chief Financial Officer
Rob L. Goodpaster	52	Vice President — National Marketing
David W. Beathard, Sr.	58	Vice President — Operations
David R. Brickman	47	Vice President and General Counsel
Glen H. Campbell	61	Vice President — Development
Gloria Holland	38	Vice President — Finance
Jerry D. Lee	45	Corporate Controller
Robert F. Hollister	50	Property Controller
      Lawrence A. Cohen has served as a director and Vice Chairman of the Board since November 1996. He has served as Chief Executive Officer since May 1999 and was Chief Financial Officer from November 1996 to May 1999. From 1991 to 1996, Mr. Cohen served as President and Chief Executive Officer of Paine Webber Properties Incorporated, which controlled a real estate portfolio having a cost basis of approximately $3.0 billion, including senior living facilities of approximately $110.0 million. Mr. Cohen serves on the boards of various charitable organizations, and was a founding member and is on the executive committee of the Board of the American Seniors Housing Association. Mr. Cohen has earned a Masters in Law, is a licensed attorney and is also a Certified Public Accountant. Mr. Cohen has had positions with businesses involved in senior living for 21 years.
      James A. Stroud has served as a director and officer of the Company and its predecessors since January 1986. He currently serves as Chairman and Secretary of the Company and Chairman of the Board. Mr. Stroud also serves on the boards of various educational and charitable organizations, and in varying capacities with several trade organizations, including as an Owner/ Operator Advisory Group member to the National Investment Conference and as a Founding Sponsor of The Johns Hopkins University Senior Housing and Care Program. Mr. Stroud has served as a member of the Founder’s Council and Leadership Council of the Assisted Living Federation of America. Mr. Stroud was the past President and Member of the board of directors of the National Association for Senior Living Industry Executives. He also was a founder of the Texas Assisted Living Association and served as a member of its board of directors. Mr. Stroud has earned a Masters in Law, is a licensed attorney and is also a Certified Public Accountant. Mr. Stroud has had positions with businesses involved in senior living for 21 years.
      Keith N. Johannessen has served as President of the Company and its predecessors since March 1994, and previously served as Executive Vice President from May 1993 until February 1994. Mr. Johannessen has served as a director and Chief Operating Officer since May 1999. From 1992 to 1993, Mr. Johannessen served as Senior Manager in the health care practice of Ernst & Young. From 1987 to 1992, Mr. Johannessen was Executive Vice President of Oxford Retirement Services, Inc. Mr. Johannessen has served on the State of the Industry and Model Assisted Living Regulations Committees of the American Seniors Housing Association. Mr. Johannessen has been active in operational aspects of senior housing for 27 years.
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
      Rob L. Goodpaster has served as Vice President — National Marketing of the Company and its predecessors since December 1992. From 1990 to 1992, Mr. Goodpaster was National Director for Marketing for Autumn America, an owner and operator of senior housing facilities. Mr. Goodpaster has been active in professional industry associations and formerly served on the Board of Directors for the National Association for Senior Living Industries. Mr. Goodpaster has been active in the operational, development and marketing aspects of senior housing for 29 years.
      David W. Beathard, Sr. has served as Vice President — Operations of the Company and its predecessors since August 1996. From 1992 to 1996, Mr. Beathard owned and operated a consulting firm, which provided operational, marketing, and feasibility consulting regarding senior housing facilities. Mr. Beathard has been active in the operational, sales and marketing, and construction oversight aspects of senior housing for 32 years.
      David R. Brickman has served as Vice President and General Counsel of the Company and its predecessors since July 1992. From 1989 to 1992, Mr. Brickman served as in-house counsel with LifeCo Travel Management Company, a corporation that provided travel services to U.S. corporations. Mr. Brickman has also earned a Masters of Business Administration and a Masters in Health Administration. Mr. Brickman has either practiced law or performed in-house counsel functions for 19 years.
      Glen H. Campbell has served as Vice President — Development of the Company since September 1997. From 1990 to 1997 Mr. Campbell served as Vice President of Development for Greenbrier Corporation, an assisted living development and management company. From 1985 to 1990 Mr. Campbell served as Director of Facility Management for Retirement Corporation of America. Mr. Campbell has been active in the design and development of retirement communities for 31 years.
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

New York Stock Exchange Certification
      In May 2005, as required in Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Chief Executive Officer of the Company certified to the New York Stock Exchange that he was not aware of any violations by the Company of New York Stock Exchange corporate governance listing standards, except for the inadvertent omission in the Company’s proxy statement last year of the procedure by which a presiding director is chosen for each regularly scheduled executive session of the Company’s non-management directors, which the Company’s corporate governance guidelines provide that the non-management directors shall choose at each executive session a director to preside. The certifications of the Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 of this Form 10-K annual report.
ITEM 1A.     RISK FACTORS
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
      As of December 31, 2005, the Company had mortgage and other indebtedness totaling approximately $268.1 million. The Company cannot assure you that it will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover required interest, principal and, if applicable, operating lease payments. Any payment or other default could cause the applicable lender to foreclose upon the communities securing the indebtedness or, if applicable, in the case of an operating lease, could terminate the lease, with a consequent loss of income and asset value to the Company. Further, because some of the Company’s mortgages contain cross-default and cross-collateralization provisions, a payment or other default by the Company with respect to one community could affect a significant number of the Company’s other communities.

The Company’s failure to comply with financial covenants contained in debt instruments could result in the acceleration of the related debt.
      There are various financial covenants and other restrictions in certain of the Company’s debt instruments, including provisions which:

•	require the Company to meet specified financial tests at the parent company level, which include, but are not limited to, liquidity requirements, earnings before interest, taxes and depreciation and amortization (“EBITDA”) requirements, and tangible net worth requirements;

•	require the Company to meet specified financial tests at the community level, which include, but are not limited to, occupancy requirements, debt service coverage tests, cash flow tests and net operating income requirements; and

•	require consent for changes in control of the Company.
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

The Company has significant operating lease obligations. The Company’s failure to generate cash flows sufficient to cover these lease obligations could result in defaults under the lease agreements.
      As of December 31, 2005, the Company leases seven communities with lease obligations totaling approximately $82.7 million over a 10 year period, with minimum lease obligations of $8.9 million in fiscal 2006. The Company cannot assure you that it will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover these required operating lease obligations. Any payment or other default under the Company’s leases could result in the termination of the lease, with a consequent loss of income and asset value to the Company. Further, because all of the Company’s leases contain cross-default provisions, a payment or other default by the Company with respect to one leased community could affect a significant number of the Company’s other leased communities. Certain of the Company’s leases contain various financial and other restrictive covenants, which could limit the Company’s flexibility in operating its business. Failure to maintain compliance with the lease obligations as set forth in the Company’s lease agreements could have a material adverse impact on the Company.

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
      The acquisition of existing communities or other businesses involves a number of risks. Existing communities available for acquisition frequently serve or target different markets than those presently served by the Company. The Company may also determine that renovations of acquired communities and changes in staff and operating management personnel are necessary to successfully integrate those communities or businesses into its existing operations. The costs incurred to reposition or renovate newly acquired communi-

ties may not be recovered by the Company. In undertaking acquisitions, the Company also may be adversely impacted by unforeseen liabilities attributable to the prior operators of those communities or businesses, against whom it may have little or no recourse. The success of the Company’s acquisition strategy will be determined by numerous factors, including its ability to identify suitable acquisition candidates; the competition for those acquisitions; the purchase price; the requirement to make operational or structural changes and improvements; the financial performance of the communities or businesses after acquisition; its ability to finance the acquisitions; and its ability to integrate effectively any acquired communities or businesses into its management, information, and operating systems. The Company cannot assure that its acquisition of senior living communities or other businesses will be completed at the rate currently expected, if at all, or if completed, that any acquired communities or businesses will be successfully integrated into its operations.
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
      Approximately 95% of the Company’s total revenues from communities that it owned and managed for each of the years ended December 31, 2005 and 2004 were attributable to private pay sources. For each of the same periods, approximately 5% of the Company’s revenues from these communities were attributable to reimbursements from Medicare and Medicaid. The Company expects to continue to rely primarily on the ability of residents to pay for the Company’s services from their own or familial financial resources. Inflation or other circumstances that adversely affect the ability of the elderly to pay for the Company’s services could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company is subject to some particular risks related to third-party management agreements.
      The Company currently manages 15 senior living communities for third parties and eight senior living communities for joint ventures in which it has a minority interest pursuant to multi-year management agreements. The management agreements generally have initial terms of between five and fifteen years, subject to certain renewal rights. Under these agreements the Company provides management services to third party and joint venture owners to operate senior living communities and has provided, and may in the future provide, management and consulting services to third parties on market and site selection, pre-opening sales and marketing, start-up training and management services for facilities under development and construction. In most cases, either party to the agreements may terminate them upon the occurrence of an event of default caused by the other party. In addition, subject to the Company’s rights to cure deficiencies, community owners may terminate the Company as manager if any licenses or certificates necessary for operation are revoked, or if the Company has a change of control. Also, in some instances, a community owner may terminate the management agreement relating to a particular community if the Company is in default under other management agreements relating to other communities owned by the same community owner or its affiliates. In addition, in certain cases the community owner may terminate the agreement upon 30 days’ notice to the Company in the event of a sale of the community. In those agreements, which are terminable in the event of a sale of the community, the Company has certain rights to offer to purchase the community. The termination of a significant portion of the Company’s management agreements could have a material adverse effect on its business, financial condition and results of operations.

Performance of the Company’s obligations under its joint venture arrangements could have a material adverse effect on the Company.
      The Company holds minority interests ranging from approximately 5% to 11% in several joint ventures with affiliates of Prudential and GE Healthcare. The Company also manages the communities owned by these joint ventures. Under the terms of the joint venture agreements with Prudential covering four properties, the Company is obligated to meet certain cash flow targets and failure to meet these cash flow targets could result in termination of the management agreements. Under the terms of the joint venture agreements with GE Healthcare covering four properties, the Company is obligated to meet certain net operating income targets and failure to meet these net operating income targets could result in termination of the management agreements. All of the management agreements with the joint ventures contain termination and renewal provisions. The Company does not control joint venture decisions covering termination or renewal. Performance of the above obligations or termination or non-renewal of the management agreements could have a material adverse effect on the Company’s business, financial condition and results of operations.

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
      In addition, the Company’s insurance policies must be renewed annually. Based upon poor loss experience, insurers for the long-term care industry have become increasingly wary of liability exposure. A number of insurance carriers have stopped writing coverage to this market, and those remaining have increased premiums and deductibles substantially. Therefore, the Company cannot assure that it will be able to obtain liability insurance in the future or that, if that insurance is available, it will be available on acceptable economic terms.

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

      Various states, including several of the states in which the Company currently operates, control the supply of licensed skilled nursing beds, assisted living communities and home health care agencies through (CON) or other programs. In those states, approval is required for the construction of new health care communities, the addition of licensed beds and some capital expenditures at those communities, as well as the opening of a home health care agency. To the extent that a CON or other similar approval is required for the acquisition or construction of new communities, the expansion of the number of licensed beds, services, or existing communities, or the opening of a home health care agency, the Company could be adversely affected by its failure or inability to obtain that approval, changes in the standards applicable for that approval, and possible delays and expenses associated with obtaining that approval. In addition, in most states, the reduction of the number of licensed beds or the closure of a community requires the approval of the appropriate state regulatory agency and, if the Company were to seek to reduce the number of licensed beds at, or to close, a community, the Company could be adversely affected by a failure to obtain or a delay in obtaining that approval.
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
      The Health Insurance Portability and Accountability Act of 1996, in conjunction with the federal regulations promulgated thereunder by the Department of Health and Human Services, has established, among other requirements, standards governing the privacy of certain protected and individually identifiable health information that is created, received or maintained by a range of covered entities. HIPAA has also established standards governing uniform health care transactions, the codes and identifiers to be used by the covered entities and standards governing the security of certain electronic transactions conducted by covered entities. Penalties for violations can range from civil money penalties for errors and negligent acts to criminal fines and imprisonment for knowing and intentional misconduct. HIPAA is a complex set of regulations and many unanswered questions remain with respect to the manner in which HIPAA applies to businesses such as those operated by the Company.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      Not applicable.

ITEM 2.	PROPERTIES
      The executive and administrative offices of the Company are located at 14160 Dallas Parkway, Suite 300, Dallas, Texas 75254, and consist of approximately 22,000 square feet. The lease on the premises extends through February 2008. The Company believes that its corporate office facilities are adequate to meet its requirements through at least fiscal 2006 and that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate operations. The Company also leases executive office space in New York, New York pursuant to an annual lease agreement.
      As of December 31, 2005, the Company owned, leased and/or managed the senior living communities referred to in Item 1 above under the caption “Operating Communities.”

ITEM 3.	LEGAL PROCEEDINGS
      In the fourth quarter of 2002, the Company (and two of its management subsidiaries), Buckner and a related Buckner entity, and other unrelated entities were named as defendants in a lawsuit in district court in Fort Bend County, Texas brought by the heir of a former resident who obtained nursing home services at Parkway Place from September 1998 to March 2001. The Company managed Parkway Place for Buckner through December 31, 2001. The Company and its subsidiaries denied any wrongdoing. On March 16, 2004, the Court granted the Company’s Motion to Dismiss.
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
      In April 2005, the Company filed a claim before the American Arbitration Association in Dallas, Texas against a former brokerage consultant and her company (collectively, “Respondents”) for (1) a declaratory judgment that it has fulfilled certain obligations to Respondents under contracts the parties had signed related to the Covenant transaction, (2) for damages resulting from alleged breach of a confidentiality provision, and (3) for damages for unpaid referral fees. Respondent has filed a counterclaim for causes of action including breach of contract, duress, and undue infliction of emotional distress. The counterclaim seeks damages of “up to $1,291,500 (or more)”. Respondent also seeks to recover unspecified amounts of additional damages if the Company acquires any of the Covenant owned properties on which she claims to be entitled to recover brokerage fees. The proceeding is in the discovery phase. The Company’s management believes strongly that its position has merit and intends to vigorously defend the counterclaim.
      On January 11, 2006, the Company received a demand letter from the Texas Property and Casualty Insurance Guaranty Association (“TPCIGA”) for repayment of $199,737.45 in worker’s compensation payments allegedly made by TPCIGA on behalf of Company employees. The Company has also received other correspondence for repayment of $45,357.82. TPCIGA’s letter states that it has assumed responsibility for insureds of Reliance Insurance Company (“Reliance”) which was declared insolvent and ordered into liquidation in October of 2001 by the Commonwealth Court of Pennsylvania. Reliance had been the Company’s worker’s compensation carrier. TPCIGA’s demand letter states that under the Texas Insurance Code, TPCIGA is entitled to seek reimbursement from an insured for sums paid on its behalf if the insured’s net worth exceeds $50 million at the end of the year immediately proceeding the impaired insurer’s insolvency. TPCIGA states that it pursues reimbursement of these payments from the Company pursuant to this “net worth” provision. The Company has requested additional information from TPCIGA to verify that the Company was indeed the employer of the individuals on whose behalf the TPCIGA has paid claims. The TPCIGA has not provided sufficient documentation at this time for the Company to be able to fully evaluate all of these claims.
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
      There were no matters submitted to a vote of the Company’s security holders during the fourth quarter ended December 31, 2005.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS
      (a) Market for Common Stock; Dividends; Equity Compensation Plan Information.
Market for Common Stock
      The Company’s shares of common stock are listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “CSU”. The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s common stock, as reported on the NYSE. At March 10, 2006 there were approximately 114 stockholders of record of the Company’s common stock.

Year	High	Low

2005
First Quarter	$6.00	$5.05
Second Quarter	7.25	5.40
Third Quarter	8.50	6.95
Fourth Quarter	10.88	7.50

2004
First Quarter	$7.28	$5.78
Second Quarter	6.65	4.55
Third Quarter	5.03	3.65
Fourth Quarter	5.75	4.75

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
Equity Compensation Plan Information
      The following table presents information relating to the Company’s equity compensation plans as of December 31, 2005:

Number of Securities
	Number of Securities to	Weighted-Average	Remaining Available for
	be Issued Upon	Exercise Price of the	Future Issuance Under
	Exercise of Outstanding	Outstanding	Equity Compensation Plans
	Options, Warrants and	Options, Warrants	(Excluding Securities
Plan Category	Rights	and Rights	Reflected in First Column )

Equity compensation plans approved by security holders	1,109,225	$4.69	642,974
Equity compensation plans not approved by security holders	—	—	—

Total	1,109,225	$4.69	642,974

      (b) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. Not Applicable.
      (c) Issuer Purchases of Equity Securities. Not Applicable.

ITEM 6.	SELECTED FINANCIAL DATA
      The following table sets forth selected financial data of the Company. The selected financial data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 are derived from the audited consolidated financial statements of the Company except as noted in footnote 2 below.

	At and for the Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Statements of Operations Data:
Revenues:
Resident and health care revenue	$101,770	$90,544	$62,564	$57,574	$62,807
Rental and lease income	—	—	—	37	3,619
Unaffiliated management services revenue	1,626	726	336	1,069	1,971
Affiliated management services revenue	1,834	1,992	3,236	2,062	1,743
Affiliated development fees	—	—	189	740	403

Total revenues	105,230	93,262	66,325	61,482	70,543
Expenses:
Operating expenses (exclusive of depreciation and amortization shown below)(2)	68,707	64,772	44,637	37,179	41,985
General and administrative expenses(2)	10,187	9,552	7,914	7,229	7,231
Provision for bad debts	258	198	168	267	967
Facility lease expense	2,070	—	—	—	—
Depreciation and amortization	13,046	12,009	7,791	5,846	7,088

Total expenses	94,268	86,531	60,510	50,521	57,271

Income from operations	10,962	6,731	5,815	10,961	13,272
Other income (expense):
Interest income	133	572	4,278	5,968	5,914
Interest expense	(18,595)	(15,769)	(12,481)	(10,749)	(14,888)
Gain (loss) on sale of properties	104	(37)	6,751	1,876	2,550
Debt restructuring/ derivative costs:
Write-off of deferred loan cost	(25)	(824)	—	—	—
Gain on interest rate swap agreement	—	1,435	—	—	—
Loss on interest rate lock agreement	(641)	(1,356)	—	—	—
Other income (expense)(1)	416	182	3,616	69	(885)

(Loss) income before income taxes, and minority interest in consolidated partnership	(7,646)	(9,066)	7,979	8,125	5,963
Benefit (provision) for income taxes	2,273	2,270	(3,098)	(3,015)	(1,777)

(Loss) income before minority interest in consolidated partnership	(5,373)	(6,796)	4,881	5,110	4,186
Minority interest in consolidated partnership	19	38	109	(428)	(1,430)

Net (loss) income	$(5,354)	$(6,758)	$4,990	$4,682	$2,756

Per share data:
Basic (loss) earnings per share	$(0.21)	$(0.27)	$0.25	$0.24	$0.14

Diluted (loss) earnings per share	$(0.21)	$(0.27)	$0.25	$0.24	$0.14

Weighted average shares outstanding:
Basic	25,827	25,213	19,784	19,726	19,717

Diluted	25,827	25,213	19,975	19,917	19,734

	At and for the Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Balance Sheet Data:
Cash and cash equivalents	$21,831	$19,515	$6,594	$11,768	$9,975
Working capital (deficit)	10,860	(22,289)	(12,835)	4,349	(6,441)
Total assets	434,051	431,175	421,333	278,251	308,082
Long-term debt, excluding current portion	252,733	219,526	255,549	140,385	156,755
Shareholders’ equity	145,415	149,547	124,367	118,281	113,544

(1)	Other income in fiscal 2003 includes the recognition of deferred income of $3.4 million related to the liquidation of the HealthCare Properties, L.P. (“HCP”) partnership. In fiscal 2001, the Company recognized a loss on foreclosure of $0.4 million. The charge resulted from a loan foreclosure on HCP’s McCurdy property.

(2)	Certain community level expenses were reclassed from general and administrative expense to operating expense in order to conform to industry practices. The amounts reclassed were $6,971; $4,429; $4,328; $4,771 for fiscal 2004, 2003, 2002 and 2001, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
      The following discussion and analysis addresses the Company’s results of operations on a historical consolidated basis for the years ended December 31, 2005, 2004 and 2003. The following should be read in conjunction with the Company’s historical consolidated financial statements and the selected financial data contained elsewhere in this report.
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
      As of December 31, 2005, the Company operated 55 senior living communities in 20 states with an aggregate capacity of approximately 8,900 residents, including 33 senior living communities which the Company owned or in which the Company had an ownership interest, seven senior living communities the Company leased and 15 senior living communities it managed for third parties. As of December 31, 2005, the Company also operated one home care agency.
      The Company generates revenue from a variety of sources. For the year ended December 31, 2005, the Company’s revenues were derived as follows: 96.7% from the operation of 36 owned and leased communities; 3.3% from management fees arising from management services provided for 10 affiliate-owned senior living communities (six of which the Company now operates under lease arrangements with Ventas) and 15 third-party owned senior living communities.

Management Agreements
      The Company managed and operated the 36 communities it wholly owned or leased, four communities owned by joint ventures in which the Company has a minority interest and 15 communities owned by third parties as of December 31, 2005. For communities owned by joint ventures and third parties the Company typically receives a management fee of 5% of gross revenues. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community.
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

Ventas Transactions
      Effective as of June 30, 2005, BRE/ CSL entered into a Purchase and Sale Agreement (the “Ventas Purchase Agreement”) with Ventas to sell the six communities owned by BRE/ CSL to Ventas for $84.6 million. In addition, Ventas and the Company entered into Master Lease Agreements (the “Ventas Lease Agreements”) whereby the Company would lease the six communities from Ventas. Effective September 30, 2005, Ventas completed the purchase of the six BRE/ CSL communities and the Company began consolidating the operations of the six communities in its consolidated statement of operations under the terms of the Ventas Lease Agreements. The Ventas Lease Agreements each have an initial term of ten years, with two five year renewal extensions available at the Company’s option. The initial lease rate under the Ventas Lease Agreements is 8% and is subject to certain conditional escalation clauses. The Company incurred $1.3 million in lease acquisition costs related to the Ventas Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10 year lease term and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for each of the Ventas Lease Agreements as operating leases. The sale of the six BRE/ CSL communities to Ventas resulted in the Company recording a gain of approximately $4.2 million, which has been deferred and is being recognized in the Company’s statement of operations over the initial 10 year lease term.
      On October 18, 2005, the Company entered into an agreement with Ventas to lease a senior living community (“Georgetowne Place”) which Ventas acquired for approximately $19.5 million. Georgetowne Place is located in Fort Wayne, Indiana and is a 162 unit senior living community with a capacity of 247 residents. The lease which the Company executed with Ventas has an initial term of ten years, with two five year renewal extensions available at the Company’s option. The Company incurred $0.2 million in lease acquisition costs related to the Georgetowne Place lease. These deferred lease acquisition costs are being amortized over the initial 10 year lease term and are included in facility lease expense in the Company’s statement of operations. The initial lease rate is 8% and is subject to conditional escalation provisions. The Company has accounted for the Georgetowne Place lease as an operating lease.

Triad Entities and Triad I Transactions
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
      Effective as of November 30, 2004, the Company acquired Lehman’s approximate 81% limited partnership interest in Triad I for $4.0 million in cash and the issuance of a note with a net present value of $2.8 million. The Lehman note bears no interest and is deemed to be paid in full under any of the following three conditions: 1) the Company makes a payment of $3.5 million before November 29, 2008; 2) the Company makes a payment of $4.3 million before November 29, 2009; or 3) the Company makes a payment of $5.0 million before November 29, 2010. The Company expects to repay the note on or before November  29, 2008 and therefore recorded the note at $2.8 million (face amount $3.5 million discounted at 5.7%). In addition, the Company acquired the general partner’s interest in Triad I by assuming a $3.6 million note payable from the general partner to a subsidiary of the Company. The acquisition was recorded as a purchase of property. The purchase price of $10.4 million was recorded as a step-up in basis of $9.3 million and in addition the Company recorded a deferred tax asset of $1.1 million as Triad I had been previously consolidated under FASB Interpretation No. 46, revised December 2003, (“FIN 46”), as of December 31, 2003. These transactions resulted in the Company wholly owning Triad I. Triad I owned five Waterford senior living communities and two expansions. The two expansions were subsequently deeded to a subsidiary of the Company in order for the two expansions to be consolidated with their primary community. Prior to acquiring the remaining interests of the general partner and the other third party limited partner in Triad I, the Company had an approximate 1% limited partner’s interest in Triad I and has accounted for these investments under the equity method of accounting based on the provisions of the Triad I partnership agreement until December 31, 2003.
      In 2003, the Financial Accounting Standards Board (“FASB”) issued FIN. 46, “Consolidation of Variable Interest Entities”, an interpretation of ARB No. 51, effective immediately for variable interest entities created after January 31, 2003 and effective as of December 31, 2003, for variable interest entities that existed prior to February 1, 2003. The Company adopted the provisions of this interpretation, as of December 31, 2003, which resulted in the Company consolidating Triad I’s financial position as of December 31, 2003 and consolidating Triad I’s results of operations beginning January 1, 2004. The consolidation of Triad I under the provisions of FIN 46 as of December 31, 2003 resulted in an increase in property and equipment of $62.5 million.

CGIM Transaction
      Effective August 18, 2004, the Company acquired from Covenant all of the outstanding stock of Covenant’s wholly owned subsidiary, CGIM. The Company paid approximately $2.3 million in cash (including closing costs of approximately $0.1 million) and issued a non-interest bearing note with a fair value of approximately $1.1 million (face amount $1.4 million discounted at 5.7%), subject to various adjustments set forth in the purchase agreement, to acquire all of the outstanding stock of CGIM. The note is due in three installments of approximately $0.3 million, $0.4 million and $0.7 million due on the first, third and fifth anniversaries of the closing, respectively, subject to reduction if the management fees earned from the third party owned communities with various terms are terminated and not replaced by substitute agreements during the period, and certain other adjustments. This acquisition resulted in the Company assuming the management contracts on 14 senior living communities with a combined resident capacity of approximately 1,800 residents. The acquisition was accounted for as a purchase and the entire purchase price of $3.5 million was allocated to management contract rights. In addition, the Company recorded a deferred tax liability of $2.1 million related to the acquisition of these management contract rights. The Company’s first installment payment under the Covenant note was reduced by $0.2 million under the terms of the stock purchase agreement and the $0.2 million installment reduction was recorded as an adjustment to the purchase price. In addition, the Company has the right to acquire seven of the properties owned by Covenant (which are part of the 14 communities managed by CGIM) based on sales prices specified in the stock purchase agreement. In the first quarter of fiscal 2006, the Company exercised its right to acquire the seven communities owned by Covenant and the Company plans to sell six of the communities to HCPI in a sale/leaseback transaction. The Company is marketing the seventh community and intends to complete a sale as soon as possible.

SHPII/ CSL and SHPII Transactions
      Effective as of November 30, 2004, the Company acquired Lehman’s approximate 81% interest in the Spring Meadows Communities and simultaneously sold the Spring Meadows Communities to SHPII/ CSL, which is owned 95% by SHPII and 5% by the Company. As a result these transactions, the Company paid $1.1 million for Lehman’s interest in the joint ventures, received net current assets of $0.9 million and wrote-off the remainder totaling $0.2 million. In addition, the Company contributed $1.3 million to SHPII/ CSL for its 5% interest. The Company manages the communities for SHPII/ CSL under long-term management contracts.
      Prior to SHPII/ CSL’s acquisition of the Spring Meadows Communities, the Company, in December 2002, acquired from affiliates of LCOR Incorporated (“LCOR”) its approximate 19% member interests in the four joint ventures, that owned the Spring Meadows Communities as well as loans made by LCOR to the joint ventures for $0.9 million in addition to funding $0.4 million to the venture for working capital and anticipated negative cash requirements of the communities. The Company’s interests in the joint ventures that owned the Spring Meadows Communities included interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. The Company accounted for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001 and continued to manage the communities under long-term management contracts until November 2004 when the joint ventures were sold. In addition, the Company received an asset management fee relating to each of the four communities. The Company had the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest. No amounts were funded by the Company under this obligation.
      In September 2003, the Company sold its Carmichael community to SHPII for $11.7 million before closing costs of $0.6 million. Carmichael is an independent living community located in Sacramento, California with a resident capacity of 156. As a result of the sale the Company retired $7.4 million in debt and received $3.6 million in cash and recognized a gain of $3.1 million. The Company manages the Carmichael community for SHPII under a long-term management contract.

BRE/ CSL Transactions
      The Company formed BRE/ CSL with Blackstone in December 2001, and the joint ventures are owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint ventures, each of the Company and Blackstone must approve any acquisitions made by BRE/ CSL. Each party must also contribute its pro rata portion of the costs of any acquisition.
      In December 2001, BRE/ CSL acquired Amberleigh, a 394 resident capacity independent living facility. In connection with the acquisition of Amberleigh by BRE/ CSL, the Company contributed $1.8 million to BRE/ CSL. During the second quarter of 2002, BRE/ CSL obtained permanent financing for the Amberleigh community and the Company recovered $1.4 million of its contribution to BRE/ CSL.
      On June 13, 2002, the Company contributed to BRE/ CSL four of its senior living communities with a capacity of approximately 600 residents. As a result of the contribution, the Company repaid $29.1 million of long-term debt to GMAC, received $7.3 million in cash from BRE/ CSL, had a 10% equity interest in the venture of $1.2 million and wrote-off $0.5 million in deferred loan costs.

      In addition, on June 30, 2003, the Company contributed to BRE/ CSL one of its senior living communities with a capacity of 182 residents. As a result of the contribution the Company repaid $7.4 million of long-term debt, received $3.1 million in cash from BRE/ CSL, and had a 10% equity interest in BRE/ CSL of $0.4 million resulting in the recognition of a gain of $3.4 million.
      The Company managed the six communities owned by BRE/ CSL under long-term management contracts. The Company accounted for the BRE/ CSL investment under the equity method of accounting. The Company deferred management services revenue as a result of its 10% interest in the BRE/ CSL joint venture.
      Effective September 30, 2005, the six BRE/ CSL communities were sold to Ventas for approximately $84.6 million and the Company subsequently leased the six communities from Ventas. The Company had guaranteed 25%, or $1.9 million of the debt on one community owned by BRE/ CSL. The Company made this guarantee to induce Bank One to allow the debt to be assumed by BRE/ CSL. The Company estimated the carrying value of its obligation under this guarantee as nominal. The debt on this community was repaid upon the sale of the six BRE/ CSL communities to Ventas and as a result the Company was released from this debt guarantee.

HCP Partnerships
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

Community Refinancing
      In July 2005, the Company refinanced the debt on four senior housing communities with GMAC. The total loan facility of $39.2 million refinanced $34.3 million of debt that was scheduled to mature in September 2005. The new loans include ten-year terms with the interest rates fixed at 5.46% and amortization of principal and interest payments over 25 years. The Company incurred $0.7 million in deferred financing costs related to these loans, which is being amortized over ten years.

Recent Events
      On January 13, 2006, the Company announced the formation of a joint venture (“Midwest”) with GE Healthcare to acquire five senior housing communities from a third party. Midwest agreed to pay approximately $46.9 million for the five communities. The five communities comprise 293 assisted living units with a resident capacity of 389. Effective February 1, 2006, Midwest acquired four of the five communities and expects to close on the fifth community during the second quarter of fiscal 2006. The Company has an approximate 11% interest in Midwest and manages the four communities already acquired under long-term management agreements with Midwest.
      On February 1, 2006, the Company announced that it had entered into an agreement to sell the Company’s Towne Centre community to Ventas in a sale/ leaseback transaction valued at approximately $29.0 million. The lease agreement will have an initial term of ten years, with two five year renewal extensions available at the Company’s option. The initial lease rate under the Towne Centre lease agreement will be 8% and will be subject to certain conditional escalation clauses. The Company expects to account for this lease as an operating lease. The sale of the Towne Centre community to Ventas is expected to result in the Company recording a gain of approximately $14.5 million, which will be deferred and recognized in the Company’s statement of operations over the initial 10 year lease term. The Towne Centre sale/ leaseback transaction is expected to close in the Company’s first quarter of fiscal 2006.
      On March 8, 2006, the Company announced that it had entered into an agreement to sale three communities owned by the Company to HCPI in a sale/ leaseback transaction valued at approximately

$54.0 million. The lease agreements will have an initial term of ten years. The initial lease rate under the lease agreements will be 8% and will be subject to certain conditional escalation clauses. The Company expects to account for this lease as an operating lease. The sale of the three communities to HCPI is expected to result in the Company recording a gain of approximately $13.0 million, which will be deferred and recognized in the Company’s statement of operations over the initial 10 year lease term.
      On March 13, 2006, The Company announced that it had exercised its option to acquire the seven communities owned by Covenant and upon completion of the acquisitions, will immediately sell six of the seven communities to HCPI in a sale/ leaseback transaction valued at approximately $43.0 million. The Company is currently marketing the seventh community and intends to complete a sale as soon as possible. The Company expects the transaction to result in the recognition of a gain between $3.0 and $4.0 million and the gain will be recognized over the initial 10 year lease term. The initial lease rate under the lease agreements will be 8% and will be subject to certain conditional escalation clauses. The Company expects to account for this lease as an operating lease.
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
      Revenues from the Medicare and Medicaid programs accounted for approximately 7%, 8% and 9% of the Company’s net revenues in fiscal 2005, 2004 and 2003, respectively. Under the Medicare program, payments are determined based on established rates that differ from private pay rates. Revenue from the Medicare program is recorded at the reimbursement rates established by the federal government. Under the Medicaid program, communities are entitled to reimbursement at established rates that are lower than private pay rates. Patient service revenue for Medicaid patients is recorded at the reimbursement rates as the rates are set prospectively by the state upon the filing of an annual cost report.
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

Investments in Partnerships and Amounts Due from Affiliates
      SHPII/ CSL: The Company has formed SHPII/ CSL with SHPII, in November 2004, and the joint ventures are owned 95% by SHPII and 5% by the Company. The Company accounts for its investment in SHPII/ CSL under the equity method of accounting. The Company recorded its investment at cost and will adjust its investment for its share of earnings and losses of SHPII/ CSL. The Company defers 5% of its management fee income earned from SHPII/ CSL. Deferred management fee income is being amortized into income over the term of the Company’s management contracts. As of December 31, 2005, the Company had deferred income of approximately $48,000 relating to SHPII/ CSL.
      Prior to SHPII/ CSL’s acquisition of the Spring Meadows Communities, the Company, in December 2002, acquired LCOR’s approximate 19% member interests in the four joint ventures that owned the Spring Meadows Communities from LCOR as well as loans made by LCOR to the joint ventures for $0.9 million in addition to funding $0.4 million to the venture for working capital and anticipated negative cash requirements of the communities. The Company’s interests in the joint ventures that owned the Spring Meadows Communities included interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. The Company accounted for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001 and continued to manage the communities under long-term management contracts until November 2004 when the joint ventures were sold. In addition, the Company received an asset management fee relating to each of the four communities. The Company had the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest. No amounts were funded by the Company under this obligation.
      BRE/ CSL: The Company formed BRE/ CSL with Blackstone, and the joint ventures are owned 90% by Blackstone and 10% by the Company. The Company accounted for its investment in BRE/ CSL under the equity method of accounting. The Company recorded its investment at cost and adjusted its investment for its share of earnings and losses of BRE/ CSL. The Company deferred 10% of its management fee income earned from BRE/ CSL. Deferred management fee income was amortized into income over the term of the Company’s management contract. Effective September 30, 2005, Ventas acquired the six communities owned by BRE/ CSL and the Company entered into the Ventas Lease Agreements whereby the Company leases the six communities from Ventas.
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
      Triad I: Effective as of November 30, 2004, the Company acquired Lehman’s approximate 81% limited partnership interest in Triad I for $4.0 million in cash and the issuance of a note with a net present value of $2.8 million. In addition, the Company acquired the general partner’s interest in Triad I by assuming a $3.6 million note payable from the general partner to a subsidiary of the Company. The acquisition was recorded as a purchase of property. The purchase price of $10.4 million was recorded as a step-up in basis of $9.3 million and in addition the Company recorded a deferred tax asset of $1.1 million as Triad I had been previously consolidated under FIN 46 as of December 31, 2003. These transactions resulted in the Company wholly owning Triad I. Triad I owned five Waterford senior living communities and two expansions. The two expansions were subsequently deeded to a subsidiary of the Company in order for the two expansions to be consolidated with their primary community.

      Prior to acquiring the remaining interests of the general partner and the other third party limited partner, the Company had an approximate 1% limited partner’s interests in Triad I and had accounted for this investment under the equity method of accounting based on the provisions of the Triad I partnership agreement until December 31, 2003.
      In 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, revised December 2003, (“FIN 46”) “Consolidation of Variable Interest Entities”, an interpretation of ARB No. 51, effective immediately for variable interest entities created after January 31, 2003 and effective as of December 31, 2003, for variable interest entities that existed prior to February 1, 2003. The Company adopted the provisions of this interpretation, as of December 31, 2003, which resulted in the Company consolidating Triad I’s financial position as of December 31, 2003 and consolidating Triad I’s results of operations beginning January 1, 2004. The consolidation of Triad I under the provisions of FIN 46 as of December 31, 2003 resulted in an increase in property and equipment of $62.5 million.

Assets Held for Sale
      The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The Company has four parcels of land held for sale at December 31, 2005. The fair value of these properties is generally determined based on market rates, industry trends and recent comparable sales transactions. The actual sales price of these assets could differ significantly from the Company’s estimates.

Lease Accounting
      The Company determines whether to account for its leases as either operating, capital or financing leases depending on the underlying terms of the lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of December 31, 2005, the Company leased seven communities and classified each of these leases as an operating lease. Facility lease expense in the Company’s statement of operations includes the actual rent paid plus amortization expense relating to leasehold acquisition costs.
      At December 31, 2005, the Company had $1.5 million in deferred leasehold acquisition costs. These costs are being amortized on a straight-line basis over the initial term of the lease agreements. Accumulated amortization, at December 31, 2005, was $37,000.

Long-Lived Assets
      Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives are 10 to 40 years for buildings and building improvements, 3 to 10 years for leasehold improvements, 5 to 20 years for land improvements and 5 to 10 years for furniture, equipment and automobiles.
      At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers external factors relating to each asset, including contract changes, local market developments, and other publicly available information. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount the carrying value exceeds the fair market value, generally based on discounted cash flows, of the long-lived asset. The Company analyzed certain long-lived assets with operating losses, under the undiscounted cash flow method, for impairment. The Company does not believe there are any indicators that would require and the cash flow analysis did not require an adjustment to the carrying value of the property and equipment or their remaining useful lives as of December 31, 2005 and 2004.

New Accounting Standards
      On December 16, 2004, the Financial Accounting Standards Board issued FASB Statement No. 123, revised 2004 (“Statement 123(R)”), Share-Based Payment, which is a revision of FASB Statement 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25 Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) is effective for public entities in the first annual reporting period beginning after June 15, 2005.
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
      Effective July 1, 2005, the Company early adopted Statement 123(R). The Company adopted Statement 123(R) using the modified prospective method. Under the modified prospective method the Company recognized compensation expense for new share-based awards and recognized compensation expense for the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. The Company has not adjusted prior period financial statements under the modified prospective method. The impact of expensing stock awards resulted in stock compensation expense of $0.2 million ($0.2 million after tax) in fiscal 2005.
      Under APB No. 25, pro forma expense for stock awards with pro-rata vesting was calculated on a straight line basis over the awards vesting period which typically ranges from one to five years. Upon the adoption of Statement 123(R), the Company records stock compensation expense on a straight line basis over the awards vesting period, which ranges from one to five years.
      In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, to clarify the requirement to record liabilities stemming from a legal obligation to perform an asset retirement activity in which the timing or method of settlement is conditional on a future event. The Company adopted FIN 47 on December 31, 2005. No conditional retirement obligations were recognized and, accordingly, the adoption of FIN 47 had no effect on the Company’s financial statements.

Results of Operations
      The following tables set forth, for the periods indicated, selected historical consolidated statements of income data in thousands of dollars and expressed as a percentage of total revenues.

	Year Ended December 31,

	2005		2004		2003

	$	%	$	%	$	%

Revenues:
Resident and healthcare revenue	$101,770	96.7%	$90,544	97.1%	$62,564	94.3%
Unaffiliated management services revenue	1,626	1.6%	726	0.8%	336	0.5%
Affiliated management services revenue	1,834	1.7%	1,992	2.1%	3,236	4.9%
Affiliated development fees	—	—%	—	—%	189	0.3%

Total revenues	105,230	100.0%	93,262	100.0%	66,325	100.0%
Expenses:
Operating expenses (exclusive of depreciation and amortization shown below)	68,707	65.3%	64,772	69.5%	44,637	67.3%
General and administrative expenses	10,187	9.7%	9,552	10.2%	7,914	11.9%
Provision for bad debts	258	0.2%	198	0.2%	168	0.3%
Facility lease expense	2,070	2.0%	—	—%	—	—%
Depreciation and amortization	13,046	12.4%	12,009	12.9%	7,791	11.7%

Total expenses	94,268	89.6%	86,531	92.8%	60,510	91.2%

Income from operations	10,962	10.4%	6,731	7.2%	5,815	8.8%
Other income (expense):
Interest income	133	0.1%	572	0.6%	4,278	6.5%
Interest expense	(18,595)	(17.6)%	(15,769)	(16.9)%	(12,481)	(18.8)%
Gain (loss) on sale of properties	104	0.1%	(37)	(0.0)%	6,751	10.2%
Debt restructuring/ derivative costs:
Write-off of deferred loan cost	(25)	(0.0)%	(824)	(0.9)%	—	—%
Gain on interest rate swap agreement	—	—%	1,435	1.5%	—	—%
Loss on interest rate lock agreement	(641)	(0.6)%	(1,356)	(1.5)%	—	—%
Other income (expense)	416	0.4%	182	0.2%	3,616	5.5%

(Loss) income before income taxes and minority interest in consolidated partnership	(7,646)	(7.3)%	(9,066)	(9.7)%	7,979	12.0%
Benefit (provision) for income taxes	2,273	2.2%	2,270	2.4%	(3,098)	(4.7)%

(Loss) Income before minority interest in consolidated partnership	(5,373)	(5.1)%	(6,796)	(7.3)%	4,881	7.4%
Minority interest in consolidated partnership	19	0.0%	38	0.0%	109	0.2%

Net (loss) income	$(5,354)	(5.1)%	$(6,758)	(7.2)%	$4,990	7.5%

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004
      Revenues. Total revenues increased $12.0 million or 12.8% to $105.2 million in 2005 compared to $93.3 million in 2004. Resident and health care revenue increased $11.2 million or 12.4% to $101.8 million in 2005 compared to $90.5 million in the prior year. The increase in resident and healthcare revenue reflects an increase of $5.4 million from the consolidation of the six communities, previously owned by BRE/ CSL, that were sold to Ventas and leased back by the Company on September 30, 2005, $0.8 million from the consolidation of Georgetowne Place which the Company leased from Ventas on October 19, 2005 and an increase resident and healthcare revenue at the Company’s other communities of $5.0 million as a result of higher occupancy and rental rates in the current fiscal year. Unaffiliated management services revenue increased $0.9 million in fiscal 2005 primarily due to a full year of management fees earned on 15 third party senior living communities compared to management fees earned on the same 15 senior living communities in fiscal 2004, 14 of which were assumed on August 18, 2004 as a result of the Company’s acquisition of CGIM. Affiliated management services revenue in both fiscal 2005 and 2004 results from the management of 10 affiliate owned communities, six of which were sold to Ventas and leased back by the Company on September 30, 2005.
      Expenses. Total expenses increased $7.7 million or 8.9% to $94.3 million in 2005 compared to $86.5 million in 2004. This increase in expense primarily results from a $3.9 million increase in operating expenses, a $0.6 million increase in general and administrative expenses, a $2.1 million increase in facility lease expenses, a $0.1 million increase in bad debt expenses and a $1.0 million increase in depreciation and amortization expense. Operating expenses increased to $68.7 million compared to $64.8 million in the prior year. This 6.1% increase in operating expenses primarily results from $3.4 million in operating expenses related to the six communities leased from Ventas on September 30, 2005, $0.6 million in operating expenses from the operations of Georgetowne Place community which was leased from Ventas on October 19, 2005, $0.3 million in costs associated with hurricane damage at two of the Company’s communities offset by an overall decrease in operating expenses at the Company’s other communities of $0.4 million. General and administrative expenses increased to $10.2 million in 2005 compared to $9.6 million in the prior year. This 6.6% increase in general and administrative expenses primarily results from a $0.6 million increase in employee compensation and benefit costs, $0.2 million in stock compensation expense, and an increase of $0.2 million in insurance costs offset by a decrease in professional fees of $0.3 million and a decrease in other corporate overhead costs of $0.1 million. Bad debt expense increase to $0.3 million in fiscal 2005 compared to $0.2 million in fiscal 2004. Facility lease expense represents actual rent paid plus amortization expense relating to lease acquisition cost on the seven communities leased from Ventas. Depreciation and amortization expense increased to $13.0 million in 2005 compared to $12.0 million in 2004, primarily from the amortization of the CGIM management contracts and additional depreciation expense resulting from the Company’s acquisition of Triad I.
      Other income and expenses. Interest income decreased $0.5 million to $0.1 million in fiscal 2005 compared to $0.6 million in fiscal 2004. This 76.7% decrease in interest income primarily results from the consolidation of Triad I. Prior to consolidating Triad I the Company recognized interest income on certain notes receivable from Triad I. Interest expense increased $2.8 million to $18.6 million in 2005 compared to $15.8 million in 2004. This 17.9% increase in interest expense is primarily the result higher interest rates on the Company’s variable rate notes in the current fiscal year. Gain on sale of assets in fiscal 2005 represents the recognition of deferred gains associated with the sale/ leaseback of the six BRE/ CSL communities. As a result of this sale/ leaseback transaction, the Company deferred $4.2 million in gains that are being recognized into income over the initial 10 year lease term. In fiscal 2004, the Company sold one parcel of land, which resulted in the recognition of a gain of $0.2 million and net proceeds of $0.5 million. In addition, in 2004 the Company acquired the four joint ventures that owned the Spring Meadows Communities and simultaneously sold the Spring Meadows Communities to SHPII/ CSL resulting in a net loss of $0.2 million and net proceeds to the Company of $0.8 million. The Company recognized a loss of $0.6 million during fiscal 2005 relating to the interest rate lock agreements. The loss represents the change in the fair value of the interest rate lock agreements. As a result of refinancing certain debt related to the Company’s interest rate lock agreements with Key Bank and settling the Company’s swap agreements with Key Bank, during fiscal 2004, the Company recognized a loss on the interest rate interest rate lock agreements of $1.4 million and a gain on the interest rate swap agreements of $1.4 million. Subsequent to the end of fiscal 2005, the Company settled its interest rate lock liability with Key Bank by paying $1.8 million in cash and converting the remaining balance of $5.7 million to a five-year note. The note bears interest at LIBOR plus 250 basis points with principal amortized on a straight-line basis over a seven year term. Due to refinancing certain debt during fiscal 2005 and 2004, the Company wrote-off unamortized deferred loan cost of $25,000 and $0.8 million, respectively. Other income in fiscal 2005 relates to the Company’s equity in the earnings of affiliates, which represents the Company’s share of the earnings on its investments in BRE/ CSL and SHPII/ CSL. Equity in the earnings of affiliates in fiscal 2004 represents the Company’s share of the earnings and losses on its investments in BRE/ CSL, SHPII/ CSL and the Spring Meadows Communities.
      Provision for income taxes. Benefit for income taxes in 2005 was $2.3 million or 29.8% effective tax rate compared to a provision for income taxes in 2004 of $2.3 million or 25.1% effective tax rate. The effective tax rates for 2005 and 2004 differ from the statutory tax rates because of state income taxes and permanent tax differences. The permanent tax differences in the fiscal 2004 include $2.7 million in net losses incurred by Triad I, which was consolidated under the provisions of FIN 46 for the first eleven months of fiscal 2004 prior to the Company’s acquisition of Triad I on November 30, 2004.
      Minority interest. Minority interest for both 2005 and 2004 represents the minority holders’ share of the losses incurred by HCP.
      Net income. As a result of the foregoing factors, net loss decreased $1.4 million to a net loss of $5.4 million for 2005, as compared to a net loss of $6.8 million for 2004.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003
      Revenues. Total revenues increased $27.0 million or 40.6% to $93.3 million in 2004 compared to $66.3 million in 2003. Resident and health care revenue increased $27.9 million or 44.7% to $90.5 million in 2004 compared to $62.6 million in the prior year. The increase in resident and healthcare revenue reflects an increase of $14.8 million from the acquisition of the Triad Entities (12 communities), an increase of $15.0 million from the consolidation of Triad I (five communities and two expansions), and an increase at the Company’s other communities of $2.3 million offset by a decrease in resident and healthcare revenue of $4.2 million relating to two communities that were sold at the end of the second and third quarters of fiscal 2003. Unaffiliated management services revenue in fiscal 2004 was derived from the management of 15 third party communities, 14 of which were assumed during the third quarter of 2004 as a result of the Company’s acquisition of CGIM. Unaffiliated management services revenue in fiscal 2003 resulted primarily from the management of one third-party community in the fourth quarter of 2003 and the settlement of a management contract with Buckner. Affiliated management services revenue decreased $1.2 million primarily as a result of the Company’s acquisition/ consolidation of the Triad Entities and Triad I. Affiliated development fees in fiscal 2003 represent the recognition of deferred development fees related to the Triad Entities and Triad I.
      Expenses. Total expenses increased $26.0 million or 43.0% to $86.5 million in 2004 compared to $60.5 million in 2003. This increase in expense primarily results from a $20.1 million increase in operating expenses, a $1.6 million increase in general and administrative expenses and a $4.2 million increase in depreciation and amortization expense. Operating expenses increased to $64.8 million compared to $44.6 million in the prior year. This 45.3% increase in operating expenses primarily results from $10.4 million related to the Company’s acquisition of the Triad Entities and $12.5 million due to the acquisition/ consolidation of Triad I, offset by a $0.5 million decrease in operating expenses at the Company’s other communities and a decrease of $2.9 million relating to the two communities that were sold during fiscal 2003. General and administrative expenses increased to $9.6 million in 2004 compared to $7.9 million in the prior year. This 21.5% increase in general and administrative expenses primarily results from an increase in salary and benefits of $0.7 million, an increase in professional fees of $0.6 million, primarily related to compliance with the Sarbanes-Oxley Act, an increase in insurance expense of $0.1 million and an increase of $0.3 million in other corporate overhead. Bad debt expense in both fiscal 2004 and 2003 was $0.2 million. Depreciation and amortization expense increased to $12.0 million in 2004 compared to $7.8 million in 2003. This 54.1% increase primarily results from $2.5 million related to the Company’s acquisition of the Triad Entities, $2.0 million due to the acquisition/ consolidation of Triad I offset by a decrease of $0.3 million relating to the two communities that were sold during 2003.
      Other income and expenses. Interest income decreased $3.7 million to $0.6 million in fiscal 2004 compared to $4.3 million in fiscal 2003. This 86.6% decrease in interest income primarily results from the acquisition/ consolidation of the Triad Entities and Triad I. Interest expense increased $3.3 million to $15.8 million in 2004 compared to $12.5 million in 2003. This 26.3% increase in interest expense is primarily the result of higher debt outstanding in 2004 compared to the same period of fiscal 2003 due to the assumption of $109.6 million of debt related to the acquisition of the Triad Entities in July 2003 and due to $47.6 million of debt consolidated in December 2003 related to Triad I offset by $14.9 million of debt repaid related to the two communities sold during 2003 and $19.0 million of debt retired during the fiscal 2004. Gain (loss) on sale of assets decreased by $6.8 million to a net loss of $37,000 in fiscal 2004 compared to a net gain of $6.8 million in fiscal 2003. In 2004, the Company sold one parcel of land, which resulted in the recognition of a gain of $0.2 million and net proceeds of $0.5 million. In addition, in 2004 the Company acquired the four joint ventures that owned the Spring Meadows Communities and simultaneously sold the Spring Meadows Communities to SHPII/ CSL resulting in a net loss of $0.2 million and net proceeds to the Company of $0.8 million. In 2003, the Company sold two communities and two parcels of land, which resulted in the recognition of a gain of $3.4 million and net proceeds to the Company of $5.6 million. In addition, in 2003 the Company contributed a community to BRE/ CSL, and as a result, the Company repaid $7.4 million of long-term debt, received $3.1 million in cash and has a 10% equity interest in the venture, resulting in the recognition of a gain of $3.4 million. Other income decreased to $0.2 million in fiscal 2004 compared to $3.6 million in the prior fiscal year. Other income in 2004 results from the Company’s net equity in the earnings of affiliates of $0.2 million. Other income in fiscal 2003 results from the Company’s equity in the earnings of affiliates of $0.2 million along with the recognition of deferred income of $3.4 million related to the liquidation of the HCP partnership. In December 2004, the Company refinanced 14 senior housing communities with GMAC. The total loan facility of $128.4 million refinanced eight properties previously financed by GMAC and six properties previously financed under three separate loan agreements with Key Corporate Capital, Compass Bank and Bank of America, which have been repaid. The new loans with GMAC have a term of three years with two one-year extension options. The loans have an initial interest rate of LIBOR plus 350 basis point and the loan agreements provide for reduced rates once certain debt service coverage ratios are achieved. The Company incurred $1.1 million in deferred financing costs related to these loans, which is being amortized over the three year loan term. During fiscal 2004, the Company wrote-off $0.8 million in deferred financing costs related to the loans that were repaid. As a result of refinancing certain debt related to the Company’s interest rate lock agreements with Key Bank and settling the Company’s swap agreements with Key Bank the Company recognized a loss on the interest rate interest rate lock agreements of $1.4 million and a gain on the interest rate swap agreements of $1.4 million.
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

Quarterly Results
      The following table presents certain unaudited quarterly financial information for the four quarters ended December 31, 2005 and 2004. This information has been prepared on the same basis as the audited Consolidated Financial Statements of the Company appearing elsewhere in this report and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the audited Consolidated Financial Statements of the Company and the related notes thereto.

	2005 Calendar Quarters

	First	Second	Third	Fourth

	(In thousands, except per share amounts)
Total revenues	$24,238	$24,436	$25,084	$31,472
Income from operations	2,655	2,613	2,969	2,725
Net loss	(758)	(2,181)	(588)	(1,827)
Net loss per share, basic	$(0.03)	$(0.08)	$(0.02)	$(0.07)
Net loss per share, diluted	$(0.03)	$(0.08)	$(0.02)	$(0.07)
Weighted average shares outstanding, basic	25,754	25,776	25,858	25,917
Weighted average shares outstanding, fully diluted	25,754	25,776	25,858	25,917

	2004 Calendar Quarters

	First	Second	Third	Fourth

	(In thousands, except per share amounts)
Total revenues	$22,626	$23,017	$23,696	$23,923
Income from operations	1,107	1,575	2,059	1,990
Net loss	(2,046)	(1,596)	(1,356)	(1,760)
Net loss per share, basic	$(0.09)	$(0.06)	$(0.05)	$(0.07)
Net loss per share, diluted	$(0.09)	$(0.06)	$(0.05)	$(0.07)
Weighted average shares outstanding, basic	23,698	25,668	25,733	25,744
Weighted average shares outstanding, fully diluted	23,698	25,668	25,733	25,744
Liquidity and Capital Resources
      In addition to approximately $21.8 million of cash balances on hand as of December 31, 2005, the Company’s principal sources of liquidity are expected to be cash flows from operations, proceeds from the sale of assets and cash flows from SHPII/ CSL and Midwest. Of the $21.8 million in cash balances, $0.6 million relates to cash held by HCP. The Company expects its available cash and cash flows from operations, proceeds from the sale of assets and cash flows from SHPII/ CSL and Midwest to be sufficient to fund its short-term working capital requirements. The Company’s ability to meet its long-term capital requirements, including the repayment of certain long-term debt obligations, will depend, in part, on its ability to obtain additional financing or refinancings on acceptable terms from available financing sources, including mortgage financing, joint venture arrangements, by accessing the debt and/or equity markets and possibly through operating leases or other types of financing, such as lines of credit. There can be no assurance that the financing or refinancings will be available or that, if available, it will be on terms acceptable to the Company.
      The Company had net cash provided by operating activities of $2.0 million in fiscal 2005 compared to $4.2 million and $2.5 million in fiscal 2004 and 2003, respectively. In fiscal 2005, net cash provided by operating activities was primarily derived from net non-cash charges of $12.4 million, a decrease in federal and state income tax receivable of $0.7 million, an increase in accounts payable and accrued expenses of $3.1 million and an increase in customer deposit of $0.6 million offset by a net loss of $5.4 million, an increase in property tax and insurance deposits of $2.3 million, an increase in other assets of $7.1 million. In fiscal 2004, net cash provided by operating activities was primarily derived from net non-cash charges of $13.6 million, a decrease in prepaid and other expenses of $0.3 million, a decrease in other assets of $0.5 million, a increase in accounts payable and accrued expenses of $0.3 million and a decrease in customer deposit of $0.1 million offset by a net loss of $6.8 million, an increase in accounts receivable of $1.5 million, an increase in property tax and insurance deposits of $0.9 million and an increase in income taxes receivable of $1.4 million. In fiscal 2003, net cash provided by operating activities was primarily derived from net income of $5.0 million, a decrease in other assets of $1.1 million, and a decrease in income taxes payable of $0.2 million offset by net non-cash benefit of $0.1 million, an increase in account receivable of $0.3 million, an increase in prepaid expenses and other assets of $0.8 million, a decrease in accounts payable of $0.9 million, a decrease in accrued liabilities of $1.2 million, and a increase in deposits of $0.5 million.
      The Company had net cash provided by investing activities of $3.1 million and $0.7 million in fiscal 2005 and 2003, respectively, compared to net cash used in investing activities of $7.6 million in fiscal 2004. In fiscal 2005, the Company had net cash provided by investing activities primarily results from distributions from limited partnerships of $6.4 million offset by capital expenditures of $3.2 million. In fiscal 2004, the Company’s net cash used in investing activities was primarily the result of capital expenditures of $2.4 million, net cash paid for the acquisition of Triad I of $4.0 million, net cash paid for the acquisition of CGIM of $2.3 million and advances to affiliates of $0.4 million offset by net cash acquired from the acquisition of the four Spring Meadows joint ventures of $0.8 million, proceeds from the sale of one parcel of land of $0.5 million, net of selling costs, and distributions from limited partnerships of $0.2 million. In fiscal 2003, the Company’s net cash provided by investing activities was primarily the result of proceeds from the sale of two communities and two parcels of land for $5.5 million net of selling costs, proceeds from the contribution of one community to BRE/ CSL of $3.1 million, net cash acquired from the acquisition of the Triad Entities of $0.1 million, net cash from the consolidation of Triad I of $0.8 million and distributions from limited partnerships of $0.2 million offset by advances to Triad I and the Triad Entities of $7.4 million and capital expenditures of $1.6 million.
      The Company had net cash used in financing activities of $2.8 million and $8.4 million in fiscal 2005 and 2003, respectively compared to net cash provided by financing activities of $16.3 million in fiscal 2004. In fiscal 2005, net cash used in financing activities primarily results from net payments on notes payable of $1.0 million, cash restricted under certain debt agreements of $1.0 million, distributions to minority partners of $0.2 million and deferred loan cost paid of $1.5 million offset by proceeds from the exercise of stock options of $0.7 million and excess tax benefits on stock options exercised of $0.2 million. In fiscal 2004, net cash provided by financing activities was primarily derived from proceeds from the Company’s common stock offering of $32.2 million, proceeds from the exercise of stock options of $0.3 million, the release of restricted cash of $7.2 million offset by net note repayments of $21.8 million, cash paid to settle interest rate swap agreements of $0.5 million and cash used in financing activities of $1.1 million. For fiscal 2003 the net cash used in financing activities primarily results from repayments of notes payable of $18.5 million, distributions to minority partners of $0.3 million, deferred loan charges paid of $0.2 million offset by proceeds from the issuance of notes payable of $5.1 million, proceeds from the release of restricted cash of $5.2 million and proceeds from the exercise of common stock options of $0.3 million
      The Company derives the benefits and bears the risks related to the communities it owns. The cash flows and profitability of owned communities depends on the operating results of such communities and are subject to certain risks of ownership, including the need for capital expenditures, financing and other risks such as those relating to environmental matters.
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
      Effective as of November 30, 2004, the Company acquired Lehman’s approximate 81% interest in the Spring Meadows Communities and simultaneously sold the Spring Meadows Communities to SHPII/ CSL, which is owned 95% by SHPII and 5% by the Company. As a result these transactions, the Company paid

$1.1 million for Lehman’s interests in the joint ventures, received net assets of $0.9 million and wrote-off the remainder totaling $0.2 million. In addition, the Company contributed $1.3 million to SHPII/ CSL for its 5% interest. The Company manages the communities for SHPII/ CSL under long-term management contracts.
      Prior to SHPII/ CSL’s acquisition of the Spring Meadows Communities, the Company, in December 2002, acquired LCOR’s approximate 19% member interests in the four joint ventures that owned the Spring Meadows Communities from LCOR as well as loans made by LCOR to the joint ventures for $0.9 million in addition to funding $0.4 million to the venture for working capital and anticipated negative cash requirements of the communities. The Company’s interests in the joint ventures that owned the Spring Meadows Communities included interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. The Company accounted for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001 and continued to manage the communities under long-term management contracts until November 2004 when the joint ventures were sold. In addition, the Company received an asset management fee relating to each of the four communities. The Company had the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest. No amounts were funded by the Company under this obligation.
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
      The Company formed BRE/ CSL with Blackstone in December 2001, and the joint ventures are owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint ventures, each of the Company and Blackstone must approve any acquisitions made by BRE/ CSL. Each party must also contribute its pro rata portion of the costs of any acquisition.
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
      The Company managed the six communities owned by BRE/ CSL under long-term management contracts. The Company accounted for the BRE/ CSL investment under the equity method of accounting. The Company deferred management services revenue as a result of its 10% interest in the BRE/ CSL joint venture.
      Effective September 30, 2005, the six BRE/ CSL communities were sold to Ventas for approximately $84.6 million.
      Effective as of July 1, 2003, the Company acquired the partnership interest of the general partners and the other third party limited partners’ interests in the Triad Entities for $1.3 million in cash, $0.4 million in notes payable and the assumption of all outstanding debt and liabilities ($109.6 million bank debts,

$73.2 million debt due to the Company, and $9.9 million net working capital liabilities). The total purchase price was $194.4 million and the acquisition was treated as a purchase of property and the Company wholly owns each of the Triad Entities. This acquisition resulted in the Company acquiring ownership of 12 senior living communities with a combined resident capacity of approximately 1,670 residents. Subsequent to the end of the Company’s third quarter of 2003, the Company repaid the $0.4 million in notes payable related to this acquisition.
      The purchase price was allocated as follows (in thousands):

Net cash acquired	$122
Fair value of tangible assets acquired, net	10,584
Property and equipment	183,737

Total purchase price	$194,443

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
      Effective as of November 30, 2004, the Company acquired Lehman’s approximate 81% limited partner’s interest in Triad I for $4.0 million in cash and the issuance of a note with a net present value of $2.8 million. In addition, the Company acquired the general partner’s interest in Triad I by assuming a $3.6 million note payable from the general partner to a subsidiary of the Company. The acquisition was recorded as a purchase of property. The entire purchase price of $10.4 million was recorded as a step-up in basis of $9.3 million and in addition the Company recorded a deferred tax asset of $1.1 million as Triad I had been previously consolidated under FIN 46 as of December 31, 2003. These transactions resulted in the Company wholly owning Triad I. Triad I owned five Waterford senior living communities and two expansions. The two expansions were subsequently deeded to a subsidiary of the Company in order for the two expansions to be consolidated with their primary community.
      In 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 (Revised December 2003) “Consolidation of Variable Interest Entities” an interpretation of ARB No. 51, effective immediately for variable interest entities created after January 31, 2003 and effective as of December 31, 2003 for variable interest entities that existed prior to February 1, 2003. The Company adopted the provisions of this interpretation at December 31, 2003, and its adoption resulted in the Company consolidating the financial position of Triad I at December 31, 2003 and consolidating the operations of Triad I beginning in the Company’s first quarter of 2004. The consolidation of Triad I under the provisions of FIN 46 as of December 31, 2003 resulted in an increase in property and equipment of $62.5 million.
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
      Prior to consolidation/ acquisition the Company had a 1% limited partners’ interest in Triad I and the Triad Entities and accounted for Triad I and the Triad Entities under the equity method of accounting based on the provisions of the partnership agreements. The Company recognized losses in Triad I and the Triad Entities of $0.1 million as of December 31, 2003. The recognition of losses reduced the Company’s investments in Triad I and the Triad Entities to zero and additional losses of $0.5 million were recorded as a reduction to the Company’s notes receivable from the Triad Entities.
      Deferred interest income was being amortized into income over the life of the loan commitment that the Company had with Triad I and the Triad Entities. Deferred development and management fee income was being amortized into income over the expected remaining life of Triad I and Triad Entities’ partnership. All deferred items were eliminated upon consolidation/ acquisition.
      Effective August 18, 2004, the Company acquired from Covenant all of the outstanding stock of Covenant’s wholly owned subsidiary, CGIM. The Company paid approximately $2.3 million in cash (including closing cost of approximately $0.1 million) and issued a note with a fair value of approximately $1.1 million, subject to various adjustments set forth in the purchase agreement, to acquire all of the outstanding stock of CGIM. The note is due in three installments of approximately $0.3 million, $0.4 million and $0.7 million due on the first, third and fifth anniversaries of the closing, respectively, subject to reduction if the management fees earned from the third party owned communities with various terms are terminated and not replaced by substitute agreements during the period, and certain other adjustments. The total purchase price was $3.5 million and the acquisition was treated as a purchase of property. The $3.5 million purchase price was allocated to management contracts. In addition, the Company recorded a deferred tax liability of $2.1 million related to the acquisition of these management contract rights. The Company’s first installment payment under the Covenant note was reduced by $0.2 million under the terms of the stock purchase agreement and the $0.2 million installment reduction was recorded as an adjustment to the purchase price. This acquisition resulted in the Company assuming the management contracts on 14 senior living communities with a combined resident capacity of approximately 1,800 residents. In addition, the Company has the right to acquire seven of the properties owned by Covenant (which are part of the 14 communities managed by CGIM) based on sales prices specified in the stock purchase agreement.
      The Company owned 57% of the HCP partnership and the assets, liabilities, minority interest, and the results of operations of HCP have been consolidated in the Company’s financial statements. In 2003, HCP sold its remaining community for $1.1 million, which resulted in the recognition of a gain of $48,000 and net proceeds of $1.0 million. Subsequent to the sale of this community, HCP has been dissolved with its remaining assets transferred to a liquidating trust. In connection therewith, the Company recognized deferred revenue of $3.4 million in the fourth quarter of 2003 due to the liquidation.

Disclosures About Contractual Obligations
      The following table provides the amounts due under specified contractual obligations (including interest expense) for the periods indicated as of December 31, 2005 (in thousands):

	Less Than	One to	Four to	More Than
	One Year	Three Years	Five Years	Five Years	Total

Long-term debt	$26,326	$203,602	$42,334	$42,982	$315,244
Operating leases	8,924	17,278	16,731	39,768	82,701
Interest rate lock	2,912	2,218	1,991	1,716	8,837

Total contractual cash Obligations	$38,162	$223,098	$61,056	$84,466	$406,782

      Long-term debt relates to the aggregate maturities of the Company’s notes payable. The Company leases its corporate headquarters, an executive office in New York, seven senior living communities and certain equipment used at the Company’s communities.
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
      The Company’s primary market risk is exposure to changes in interest rates on debt instruments. As of December 31, 2005, the Company had $260.5 million in outstanding debt comprised of various fixed and variable rate debt instruments of $86.4 million and $174.1 million, respectively.
      Changes in interest rates would affect the fair market value of the Company’s fixed rate debt instruments but would not have an impact on the Company’s earnings or cash flows. Fluctuations in interest rates on the Company’s variable rate debt instruments, which are tied to either LIBOR or the prime rate, would affect the Company’s earnings and cash flows but would not affect the fair market value of the variable rate debt. Each percentage point change in interest rates would increase the Company’s annual interest expense by approximately $1.7 million based on the Company’s outstanding variable debt as of December 31, 2005.
      The following table summarizes information on the Company’s debt instruments outstanding as of December 31, 2005. The table presents the principal due and weighted average interest rates by expected maturity date for the Company’s various debt instruments by fiscal year. Weighted average variable interest rates are based on the Company’s floating rate as of December 31, 2005.
      Principal Amount and Average Interest Rate by Expected Maturity Date at December 31, 2005 ($ in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

Long-term debt:
Fixed rate debt	$3,407	$2,145	$9,869	$33,841	$2,444	$34,656	$86,362	$81,051
Average interest rate	5.4%	5.9%	6.9%	7.9%	6.5%	5.5%
Variable rate debt	4,394	47,056	122,722	—	—	—	174,172	174,172
Average interest rate	7.0%	6.5%	7.8%	—	—	—
Interest rate lock	2,573	818	818	818	818	1,705	7,550	7,550

Total Debt							$268,084	$262,773

      Effective January 31, 2005, the Company entered into interest rate cap agreements with two commercial banks to reduce the impact of increases in interest rates on the Company’s variable rate loans. One interest rate cap agreement effectively limited the interest rate exposure on a $50 million notional amount to a maximum LIBOR rate of 5% and expired on January 31, 2006. The second interest rate cap agreement effectively limits the interest rate exposure on $100 million notional amount to a maximum LIBOR rate of 5%, as long as one-month LIBOR is less than 7%. If one-month LIBOR is greater than 7%, the agreement effectively limits the interest rate on the same $100 million notional amount to a maximum LIBOR rate of 7%. This second agreement expires on January 31, 2008. The Company paid $0.4 million for the interest rate caps and the costs of these agreements are being amortized to interest expense over the life of the agreements.
      The Company used interest rate lock and interest rate swap agreements for purposes other than trading. The Company is party to interest rate lock agreements, which were used to hedge the risk that the costs of future issuance of debt may be adversely affected by changes in interest rates. Under the interest rate lock agreements, the Company agrees to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional principal amount of indebtedness based on the locked rate at the date when the agreement was established and the yield of a United States Government 10-Year Treasury Note on the settlement date of January 3, 2006. The notional amounts of the agreements were not exchanged. These interest rate lock agreements were entered into with a major financial institution in order to minimize counterparty credit risk. The locked rates range from 7.5% to 9.1%. On December 30, 2004, the Company refinanced the underlying debt and this refinancing resulted in the interest rate lock agreements no longer qualifying as an interest rate hedge. The Company reflects the interest rate lock agreements at fair value in the Company’s consolidated balance sheet (Other long-term liabilities, net of current portion of $2.6 million) and related gains and losses are recognized in the consolidated statements of operations. The Company recognized a loss of $0.6 million and $1.4 million during fiscal 2005 and 2004, respectively, relating to the interest rate lock agreements. The Company settled the interest rate lock liability on January 3, 2006 by paying $1.8 million in cash and converting the remaining balance of $5.7 million to a five-year note. The note bears interest at LIBOR plus 250 with principal amortized over a seven year term. Prior to refinancing the underlying debt, the interest rate lock agreements were reflected at fair value in the Company’s consolidated balance sheets (Other long-term liabilities) and the related gains or losses on these agreements were deferred in stockholders’ equity (as a component of other comprehensive income).
      In addition, the Company was party to interest rate swap agreements in fiscal 2004 and 2003 that were used to modify variable rate obligations to fixed rate obligations, thereby reducing the Company’s exposure to market rate fluctuations. On December 30, 2004, the Company settled its interest rate swap agreements by paying its lender $0.5 million. The differential paid or received as rates changed was accounted for under the accrual method of accounting and the amount payable to or receivable from counterparties was included as an adjustment to accrued interest. The interest rate swap agreements resulted in the recognition of an additional $0.9 million and $1.0 million in interest expense during fiscal 2004 and 2003, respectively.

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

(a)	Evaluation of Disclosure Controls and Procedures
      The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation described above, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2005 due to a material weakness in internal control over financial reporting related to accounting for income taxes as described below in Item 9A(b).
      As a consequence of the material weakness noted above, the Company has applied other procedures designed to improve the reliability of its accounting for income taxes. Based on these other procedures, management (i) believes that the consolidated financial statements included in this report, as well as the Company’s consolidated financial statements for each quarter in 2005, as previously reported, are fairly stated in all material respects, and (ii) does not believe the material weakness will result in any adjustments to previously released financial statements.
(b) Management’s Report on Internal Control Over Financial Reporting
      Management of the Company, including the CEO and the CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (U.S. GAAP).
      The Company’s internal control over financial reporting includes policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition use or disposition of the Company’s assets that could have a material effect on its consolidated financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) published in its report entitled Internal Control — Integrated Framework. As a result of its assessment, management identified a material weakness in the Company’s internal control over financial reporting.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      As a result of its assessment, the Company has identified the following material weakness in internal control over financial reporting relative to accounting for income taxes as of December 31, 2005:

The Company each year retains tax consultants and third-party income tax advisors to assist in the calculation of the income tax provision and in the analysis of deferred tax assets and liabilities, along with the impact of income taxes on purchase accounting. The Company’s policies and procedures, and allocation of resources, did not provide for an effective review of the Company’s accounting for income taxes, which was prepared by such consultants and advisors. As a result of this deficiency, the Company’s preliminary accounting for income taxes included errors. The deficiency also results in more than a remote likelihood that a material misstatement of the Company’s interim or annual consolidated financial statements would not be prevented or detected.
      Based on the material weakness described above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2005.
      The independent registered public accounting firm that audited the Company’s consolidated financial statements has issued an audit report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005. This report appears in Item 9A (d).

(c)	Changes in internal control Over financial reporting
      There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
      Subsequent to December 31, 2005, the Company has taken and will take various corrective actions to remediate the material weakness noted above. These remedial actions are as follows:

•	the Company will replace its third-party income tax advisors and tax consultants and will ensure that the third-party tax service providers have the required expertise for the more complex areas of the Company’s income tax accounting; and

•	the Company has increased the formality and rigor of controls and procedures over accounting for income taxes, including the allocation of additional internal resources to the income tax accounting process.
      Notwithstanding the existence of the material weakness noted above, management believes that the accompanying consolidated financial statements fairly present, in all material respects, the financial condition, results of operations and cash flows for the fiscal years presented in this report on Form 10-K.

(d)	Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders Capital Senior Living Corporation:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)), that Capital Senior Living Corporation (the Company) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Capital Senior Living Corporation’s internal control over financial reporting based on our audit.
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
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. The Company’s policies and procedures, and allocation of resources, did not provide for an effective review of the Company’s accounting for income taxes, which was prepared by tax consultants and third party advisors. As a result of this deficiency, the Company’s preliminary accounting for income taxes included errors. The deficiency also results in more than a remote likelihood that a material misstatement of the Company’s interim or annual consolidated financial statements would not be prevented or detected.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Capital Senior Living Corporation as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 31, 2006, which expressed an unqualified opinion on those consolidated financial statements.
      In our opinion, management’s assessment that Capital Senior Living Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Capital Senior Living Corporation has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Dallas, Texas
March 31, 2006

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
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

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on March 31, 2006.

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

Signature	Title	Date

/s/ Lawrence A. Cohen Lawrence A. Cohen	Chief Executive Officer and Vice Chairman of the Board (Principal Executive Officer)	March 31, 2006

/s/ James A. Stroud James A. Stroud	Chairman of the Company and Chairman of the Board	March 31, 2006

/s/ Keith N. Johannessen Keith N. Johannessen	President and Chief Operating Officer and Director	March 31, 2006

/s/ Ralph A. Beattie Ralph A. Beattie	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006

/s/ Craig F. Hartberg Craig F. Hartberg	Director	March 31, 2006

/s/ Jill M. Krueger Jill M. Krueger	Director	March 31, 2006

/s/ James A. Moore James A. Moore	Director	March 31, 2006

/s/ Victor W. Nee Dr. Victor W. Nee	Director	March 31, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Capital Senior Living Corporation:
      We have audited the accompanying consolidated balance sheet of Capital Senior Living Corporation as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of Capital Senior Living Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Senior Living Corporation as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Capital Senior Living Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March, 31, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

KPMG LLP
Dallas, TX
March 31, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Capital Senior Living Corporation
      We have audited the accompanying consolidated balance sheet of Capital Senior Living Corporation as of December 31, 2004 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Senior Living Corporation at December 31, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

Ernst & Young LLP
Dallas, Texas
March 8, 2005

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$21,831	$19,515
Restricted cash	973	—
Accounts receivable, net	2,586	2,073
Accounts receivable from affiliates	432	1,220
Federal and state income taxes receivable	1,840	2,572
Deferred taxes	591	642
Assets held for sale	2,034	1,008
Property tax and insurance deposits	5,081	2,731
Prepaid expenses and other	2,729	2,766

Total current assets	38,097	32,527
Property and equipment, net	373,007	381,051
Deferred taxes	8,217	7,011
Investments in limited partnerships	1,401	3,202
Assets held for sale	—	1,026
Other assets, net	13,329	6,358

Total assets	$434,051	$431,175

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,834	$2,162
Accounts payable to affiliates	119	318
Accrued expenses	10,057	7,478
Current portion of notes payable	7,801	42,242
Current portion of interest rate lock	2,573	—
Current portion of deferred income	1,370	680
Customer deposits	2,483	1,936

Total current liabilities	27,237	54,816
Deferred income	3,641	—
Deferred income from affiliates	48	125
Other long-term liabilities	4,977	6,909
Notes payable, net of current portion	252,733	219,526
Minority interest in consolidated partnership	—	252
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares — 65,000 Issued and outstanding shares — 26,290 and 25,751 in 2005 and 2004, respectively	263	258
Additional paid-in capital	126,180	124,963
Retained earnings	18,972	24,326

Total shareholders’ equity	145,415	149,547

Total liabilities and shareholders’ equity	$434,051	$431,175

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

	(In thousands, except per share data)
Revenues:
Resident and health care revenue	$101,770	$90,544	$62,564
Unaffiliated management services revenue	1,626	726	336
Affiliated management services revenue	1,834	1,992	3,236
Affiliated development fees	—	—	189

Total revenues	105,230	93,262	66,325
Expenses:
Operating expenses (exclusive of depreciation and amortization shown below)	68,707	64,772	44,637
General and administrative expenses	10,187	9,552	7,914
Provision for bad debts	258	198	168
Facility lease expense	2,070	—	—
Depreciation and amortization	13,046	12,009	7,791

Total expenses	94,268	86,531	60,510

Income from operations	10,962	6,731	5,815
Other income (expense):
Interest income	133	572	4,278
Interest expense	(18,595)	(15,769)	(12,481)
Gain (loss) on sale of properties	104	(37)	6,751
Debt restructuring/ derivative costs:
Write-off of deferred loan costs	(25)	(824)	—
Gain on interest rate swap agreement	—	1,435	—
Loss on interest rate lock agreement	(641)	(1,356)	—
Other income	416	182	3,616

(Loss) income before income taxes and minority interest in consolidated partnership	(7,646)	(9,066)	7,979
Benefit (provision) for income taxes	2,273	2,270	(3,098)

(Loss) income before minority interest in consolidated partnership	(5,373)	(6,796)	4,881
Minority interest in consolidated partnership	19	38	109

Net (loss) income	$(5,354)	$(6,758)	$4,990

Per share data:
Basic (loss) earnings per share	$(0.21)	$(0.27)	$0.25

Diluted (loss) earnings per share	$(0.21)	$(0.27)	$0.25

Weighted average shares outstanding — basic	25,827	25,213	19,784

Weighted average shares outstanding — diluted	25,827	25,213	19,975

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
			Additional
			Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

		(In thousands)
Balance at January 1, 2003	19,737	$197	$91,990	$26,094	$118,281
Exercise of stock options	110	1	346	—	347
Other comprehensive income:
Net income	—	—	—	4,990	4,990
Unrealized gain on interest rate lock	—	—	—	749	749

Total other comprehensive income	—	—	—	5,739	5,739

Balance at December 31, 2003	19,847	$198	$92,336	$31,833	$124,367
Exercise of stock options	154	2	528	—	530
Secondary stock offering, net of offering costs of $2.3 million	5,750	58	32,099	—	32,157
Other comprehensive loss:
Net loss	—	—	—	(6,758)	(6,758)
Unrealized loss on interest rate lock	—	—	—	(749)	(749)

Total other comprehensive loss	—	—	—	(7,507)	(7,507)

Balance at December 31, 2004	25,751	$258	$124,963	$24,326	$149,547
Exercise of stock options	182	2	972	—	974
Restricted stock awards	357	3	—	—	3
Stock-based compensation	—	—	245	—	245
Net loss	—	—	—	(5,354)	(5,354)

Balance at December 31, 2005	26,290	$263	$126,180	$18,972	$145,415

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Operating Activities
Net (loss) income	$(5,354)	$(6,758)	$4,990
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	12,338	11,865	7,791
Amortization	708	144	—
Amortization of deferred financing charges	747	903	1,080
Minority interest in consolidated partnership	(19)	(38)	(109)
Deferred income from affiliates	(77)	23	(340)
Deferred income	274	568	96
Deferred income from liquidation of HCP partnership	—	—	(3,406)
Deferred income taxes	(2,213)	(714)	1,605
Equity in the earnings of affiliates	(416)	(182)	(210)
(Gain) loss on sale of properties	(104)	37	(6,751)
(Gain) loss on interest rate swap and interest rate lock agreements	641	(79)	—
Provision for bad debts	258	198	168
Write-off of deferred loan costs	25	824	—
Stock compensation expense	245	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(771)	(881)	(364)
Accounts receivable from affiliates	788	(616)	47
Property tax and insurance deposits	(2,350)	(876)	(380)
Prepaid expenses and other	37	312	(785)
Other assets	(7,110)	542	1,122
Accounts payable	473	116	(917)
Accrued expenses	2,579	170	(1,152)
Federal and state income taxes receivable/payable	732	(1,416)	170
Customer deposits	547	81	(114)

Net cash provided by operating activities	1,978	4,223	2,541
Investing Activities
Capital expenditures	(3,236)	(2,391)	(1,591)
Net cash acquired in acquisition of Spring Meadows joint ventures	—	838	—
Net cash acquired in acquisition of the Triad Entities	—	—	122
Net cash upon the purchase in 2004/ consolidation in 2003 of Triad I	—	(4,000)	832
Net cash paid in the acquisition of CGIM	—	(2,317)	—
Proceeds from sale of assets	—	516	5,458
Proceeds from sale of assets to BRE/ CSL	—	—	3,088
Distributions from (advances to) affiliates	—	(391)	(7,381)
Investments in limited partnerships	6,378	149	197

Net cash provided by (used in) investing activities	3,142	(7,596)	725
Financing Activities
Proceeds from notes payable	43,417	132,005	5,114
Repayments of notes payable	(44,467)	(153,813)	(18,480)
Restricted cash	(973)	7,187	5,169
Cash proceeds from the exercise of stock options	718	368	256
Cash proceeds from the issuance of common stock	3	32,157	—
Excess tax benefits on stock options exercised	256	—	—
Cash paid to settle interest rate swap agreement	—	(497)	—
(Distributions to) refund from minority partners	(233)	9	(296)
Deferred financing charges paid	(1,525)	(1,122)	(203)

Net cash provided by (used in) financing activities	(2,804)	16,294	(8,440)

Increase (decrease) in cash and cash equivalents	2,316	12,921	(5,174)
Cash and cash equivalents at beginning of year	19,515	6,594	11,768

Cash and cash equivalents at end of year	$21,831	$19,515	$6,594

Supplemental Disclosures
Cash paid during the year for:
Interest	$16,666	$15,223	$11,503

Income taxes	$889	$942	$1,748

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

1.	Organization
      Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior living communities throughout the United States. As of December 31, 2005, the Company operated 55 senior living communities in 20 states with an aggregate capacity of approximately 8,900 residents, including 33 senior living communities which the Company owned or in which the Company had an ownership interest, seven senior living communities that the Company leased and 15 senior living communities it managed for third parties. As of December 31, 2005, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents and Restricted Cash
      The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. The Company has deposits in banks that exceed Federal Deposit Insurance Corporation insurance limits. Management believes that credit risk related to these deposits is minimal. Cash and cash equivalents, at December 31, 2005 and 2004, includes the cash and cash equivalents of the HealthCare Properties, L.P. (“HCP”) of $0.6 million in both fiscal years. Restricted cash represented amounts held in deposits that were required as collateral under the terms of certain loan agreements.

Long-Lived Assets
      Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives are 10 to 40 years for buildings and building improvements, 3 to 10 years for leasehold improvements, 5 to 20 years for land improvements and 5 to 10 years for furniture, equipment and automobiles.
      At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers external factors relating to each asset, including contract changes, local market developments, and other publicly available information. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount the carrying value exceeds the fair market value, generally based on discounted cash flows, of the long-lived asset. The Company analyzed certain long-lived assets with operating losses, under the undiscounted cash flow method, for impairment. The Company does not believe there are any indicators that would require and the cash flow analysis did not require an adjustment to the carrying value of the property and equipment or their remaining useful lives as of December 31, 2005 and 2004.

Assets Held for Sale
      The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The Company has four parcels of land held for sale at December 31, 2005. The fair value of these properties is generally

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
determined based on market rates, industry trends and recent comparable sales transactions. The actual sales price of these assets could differ significantly from the Company’s estimates.
      The Company estimates the four parcels of land that were held for sale at December 31, 2005, have an aggregate fair value, net of costs of disposal, that exceeds the carrying value of $2.0 million. The amounts the Company will ultimately realize could differ materially from this estimate.
      During 2004, the Company sold one parcel of land that was held for sale. During 2003, the Company sold one parcel of land and one community that were held for sale.

Investments in Partnerships and Joint Ventures
      Spring Meadow Communities: The Company formed four joint ventures (collectively “SHPII/ CSL”) with Senior Housing Partners II, LP (“SHPII”), in November 2004, and the joint ventures are owned 95% by SHPII and 5% by the Company. The Company accounts for its investment in SHPII/ CSL under the equity method of accounting. The Company recorded its investment at cost and adjusts its investment for its share of earnings and losses of SHPII/ CSL. The Company defers 5% of its management fee income earned from SHPII/ CSL. Deferred management fee income is being amortized into income over the term of the Company’s management contracts. As of December 31, 2005, the Company had deferred income of approximately $48,000 relating to SHPII/ CSL.
      Prior to SHPII/ CSL’s acquisition of the Spring Meadows Communities, the Company, in December 2002, acquired from affiliates of LCOR Incorporated (“LCOR”) its approximate 19% member interests in the four joint ventures that owned the Spring Meadows Communities as well as loans made by LCOR to the joint ventures for $0.9 million in addition to funding $0.4 million to the venture for working capital and anticipated negative cash requirements of the communities. The Company’s interests in the joint ventures that owned the Spring Meadows Communities included interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. The Company accounted for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001 and continued to manage the communities under long-term management contracts until November 2004 when the joint ventures were sold. In addition, the Company received an asset management fee relating to each of the four communities. The Company had the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest. No amounts were funded by the Company under this obligation.
      BRE/ CSL: The Company formed three joint ventures (collectively “BRE/ CSL”) with an affiliate of Blackstone Real Estate Advisors (“Blackstone”), and the joint ventures are owned 90% by Blackstone and 10% by the Company. The Company accounted for its investment in BRE/ CSL under the equity method of accounting. The Company recorded its investment at cost and adjusted its investment for its share of earnings and losses of BRE/ CSL. The Company deferred 10% of its management fee income earned from BRE/ CSL. Deferred management fee income was amortized into income over the term of the Company’s management contract. Effective September 30, 2005, Ventas Healthcare Properties, Inc. (“Ventas”) acquired the six communities owned by BRE/ CSL and the Company entered into a series of lease agreements (the “Ventas Lease Agreements”) whereby the Company leases the six communities from Ventas.
      Triad Entities: Effective as of July 1, 2003, the Company acquired the partnership interest of the general partners and the other third party limited partners’ interests in four partnerships (Triad Senior Living II, LP, Triad Senior Living III, LP, Triad Senior Living IV, LP and Triad Senior Living V, LP, collectively the “Triad Entities”) for $1.3 million in cash, $0.4 million in notes payable and the assumption of

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
all outstanding debt and liabilities. The total purchase price was $194.4 million and the acquisition was treated as a purchase of property. This acquisition resulted in the Company acquiring 12 senior living communities owned by the Triad Entities with a combined resident capacity of approximately 1,670 residents. Subsequent to the end of the Company’s third quarter of 2003, the Company repaid the $0.4 million in notes payable related to this acquisition. Prior to this acquisition, the Company had an approximate 1% of the limited partners’ interests in the Triad Entities and had accounted for these investments under the equity method of accounting based on the provisions of the Triad Entities partnership agreements. In addition, prior to acquiring the Triad Entities, the Company managed the communities owned by the Triad Entities under a series of long-term management contracts.
      Triad I: Effective as of November 30, 2004, the Company acquired from affiliates of Lehman Brothers (“Lehman”) its approximate 81% limited partnership interest in Triad Senior Living I, LP (“Triad I”) for $4.0 million in cash and the issuance of a note with a net present value of $2.8 million. In addition, the Company acquired the general partner’s interest in Triad I by assuming a $3.6 million note payable from the general partner to a subsidiary of the Company. The acquisition was recorded as a purchase of property. The purchase price of $10.4 million was recorded as a step-up in basis of $9.3 million and in addition the Company recorded a deferred tax asset of $1.1 million as Triad I had been previously consolidated under FASB Interpretation No. 46, revised December 2003, (“FIN 46”), as of December 31, 2003. These transactions resulted in the Company wholly owning Triad I. Triad I owned five Waterford senior living communities and two expansions. The two expansions were subsequently deeded to a subsidiary of the Company in order for the two expansions to be consolidated with their primary community. Prior to acquiring the remaining interests of the general partner and the other third party limited partner the Company had an approximate 1% limited partner’s interests in Triad I and had accounted for these investments under the equity method of accounting based on the provisions of the Triad I partnership agreement until December 31, 2003. In addition, prior to acquiring the Triad I, the Company managed the communities owned by the Triad I under a series of long-term management contracts.
      In 2003, the Financial Accounting Standards Board (“FASB”) issued FIN 46 “Consolidation of Variable Interest Entities”, an interpretation of ARB No. 51, effective immediately for variable interest entities created after January 31, 2003 and effective as of December 31, 2003, for variable interest entities that existed prior to February 1, 2003. The Company adopted the provisions of this interpretation, as of December 31, 2003, which resulted in the Company consolidating Triad I’s financial position as of December 31, 2003 and consolidating Triad I’s results of operations beginning January 1, 2004. The consolidation of Triad I under the provisions of FIN 46 as of December 31, 2003 resulted in an increase in property and equipment of $62.5 million.

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
      Revenues from the Medicare and Medicaid programs accounted for 7%, 8%, and 9% in 2005, 2004 and 2003, respectively of the Company’s net revenues. One community is a provider of services under the Medicaid program. Accordingly, the community is entitled to reimbursement under the foregoing program at

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
established rates that are lower than private pay rates. Patient service revenue for Medicaid patients is recorded at the reimbursement rates as the rates are set prospectively by the state upon the filing of an annual cost report. Two communities are providers of services under the Medicare program and are entitled to payment under the foregoing programs in amounts determined based rates established by the federal government.
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
      Management services revenue, resident and healthcare revenue and development fees are recognized when earned. Management services revenue relates to providing certain management and administrative support services under management contracts, which have terms expiring through 2019. Management services revenue is shown net of reimbursed expenses. The reimbursed expenses from affiliates were $10.5 million, $12.3 million and $21.5 million, for the years ended December 31, 2005, 2004 and 2003, respectively. Reimbursed expenses from unaffiliated parties were $9.9 million, $3.4 million, and $0.3 million, for the years ended December 31, 2005, 2004 and 2003, respectively.
      The Company’s management contracts include contingent management services revenue, usually based on exceeding certain gross revenue targets. These contingent revenues are recognized based on actual results according to the calculations specified in the various management agreements.

Leases Accounting
      The Company determines whether to account for its leases as either operating, capital or financing leases depending on the underlying terms of the lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of December 31, 2005, the Company leased seven communities and classified each of the leases as an operating lease. Facility lease expense in the Company’s statement of operations includes the actual rent paid plus amortization expense relating to leasehold acquisition costs.
      At December 30, 2005, the Company had $1.5 million in deferred leasehold acquisition costs. These costs are being amortized on a straight-line basis over the initial term of the lease agreements. Accumulated amortization, at December 30, 2005, was $37,000. Amortization expense for fiscal 2005 was $37,000.

Financial Instruments
      Effective January 31, 2005, the Company entered into interest rate cap agreements with two commercial banks to reduce the impact of increases in interest rates on the Company’s variable rate loans. One interest rate cap agreement effectively limited the interest rate exposure on a $50 million notional amount to a maximum LIBOR rate of 5% and expired on January 31, 2006. The second interest rate cap agreement effectively limits the interest rate exposure on $100 million notional amount to a maximum LIBOR rate of 5%, as long as one-month LIBOR is less than 7%. If one-month LIBOR is greater than 7%, the agreement effectively limits the interest rate on the same $100 million notional amount to a maximum LIBOR rate of 7%. This second agreement expires on January 31, 2008. The Company paid $0.4 million for the interest rate caps and the costs of these agreements are being amortized to interest expense over the life of the agreements.
      The Company is party to interest rate lock agreements, which were used to hedge the risk that the costs of future issuance of debt may be adversely affected by changes in interest rates. Under the interest rate lock

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
agreements, the Company agrees to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional principal amount of indebtedness based on the locked rate at the date when the agreement was established and the yield of a United States Government 10-Year Treasury Note on the settlement date of January 3, 2006. The notional amounts of the agreements were not exchanged. These interest rate lock agreements were entered into with a major financial institution in order to minimize counterparty credit risk. The locked rates range from 7.5% to 9.1%. On December 30, 2004, the Company refinanced the underlying debt and this refinancing resulted in the interest rate lock agreements no longer qualifying as an interest rate hedge. The Company reflects the interest rate lock agreements at fair value in the Company’s consolidated balance sheet (Other long-term liabilities, net of current portion of $2.6 million) and related gains and losses are recognized in the consolidated statements of operations. The Company recognized a loss of $0.6 million and $1.4 million during fiscal 2005 and 2004, respectively, relating to the interest rate lock agreements. The Company settled the interest rate lock liability on January 3, 2006 by paying $1.8 million in cash and converting the remaining balance of $5.7 million to a five-year note. The note bears interest at LIBOR plus 250 basis points with principal amortized on a straight-line basis over a seven year term. Prior to refinancing the underlying debt, the interest rate lock agreements were reflected at fair value in the Company’s consolidated balance sheets (Other long-term liabilities) and the related gains or losses on these agreements were deferred in stockholders’ equity (as a component of other comprehensive income).
      In addition, the Company was party to interest rate swap agreements in fiscal 2004 and 2003 that were used to modify variable rate obligations to fixed rate obligations, thereby reducing the Company’s exposure to market rate fluctuations. On December 30, 2004, the Company settled its interest rate swap agreements by paying its lender $0.5 million. The differential paid or received as rates changed was accounted for under the accrual method of accounting and the amount payable to or receivable from counterparties was included as an adjustment to accrued interest. The interest rate swap agreements resulted in the recognition of an additional $0.9 million and $1.0 million in interest expense during fiscal 2004 and 2003, respectively.

Credit Risk
      The Company’s resident receivables are generally due within 30 days. Credit losses on resident receivables have been within management’s expectations, and management believes that the allowance for doubtful accounts adequately provides for any expected losses.

Advertising
      Advertising is expensed as incurred. Advertising expenses for the years ended December 31, 2005, 2004 and 2003 were $4.8 million, $5.1 million and $3.6 million, respectively.

Net (Loss) Income Per Share
      Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share considers the dilutive effect of outstanding options calculated using the treasury stock method. The average daily price of the stock during 2005, 2004 and 2003 was $7.20, $5.46 and $3.73, respectively, per share. Due to net losses in fiscal 2005 and 2004 no common stock equivalents were considered in the calculation of diluted earnings per share. The diluted earnings per share calculation for fiscal 2003 excluded 0.6 million common stock equivalents from the calculation as their effect would have been anti-dilutive.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table set forth the computation of basic and diluted net (loss) income per share (in thousands, except for per share amounts):

	Year Ended December 31,

	2005	2004	2003

Net (loss) income	$(5,354)	$(6,758)	$4,990

Weighted average shares outstanding — basic	25,827	25,213	19,784
Effect of dilutive securities:
Employee stock options	—	—	191

Weighted average shares outstanding — diluted	25,827	25,213	19,975

Basic (loss) earnings per share	$(0.21)	$(0.27)	$0.25

Diluted (loss) earnings per share	$(0.21)	$(0.27)	$0.25

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

3. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.
      Effective July 1, 2005, the Company early adopted Statement 123(R). The Company adopted Statement 123(R) using the modified prospective method. Under the modified prospective method the Company recognized compensation expense for new share-based awards and recognized compensation expense for the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. The Company has not adjusted prior period financial statements under the modified prospective method. The impact of expensing stock awards resulted in stock compensation expense of $0.2 million ($0.2 million net of tax) in fiscal 2005.
      Under APB No. 25, pro forma expense for stock awards with pro-rata vesting was calculated on a straight line basis over the awards vesting period which typically ranges from one to five years. Upon the adoption of Statement 123(R), the Company records stock compensation expense on a straight line basis over the awards vesting period, which ranges from one to five years.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table shows the effect on net income and earnings per share as if the fair value method had been applied to all outstanding awards in fiscal 2005, 2004 and 2003.

	Year Ended December 31,

	2005	2004	2003

Net (loss) income as reported	$(5,354)	$(6,758)	$4,990
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	160	—	—
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(776)	(696)	(438)

Pro forma net loss	(5,970)	(7,454)	4,552

Net (loss) income per share — basic
As reported	$(0.21)	$(0.27)	$0.25

Pro forma	$(0.23)	$(0.30)	$0.23

Net (loss) income per share — diluted
As reported	$(0.21)	$(0.27)	$0.25

Pro forma	$(0.23)	$(0.30)	$0.23

      Prior to adopting Statement 123(R), the Company used the Black-Scholes option pricing model to estimate the grant date fair value of its stock awards and the Company elected to continue to use the Black-Scholes option pricing model to estimate the grant date fair value of its stock awards, subsequent to the adoption of Statement 123(R).
      The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk free interest rate. The expected volatility used by the Company is based primarily on an analysis of historical prices of the Company’s common stock. The expected term of options granted is based primarily on historical exercise patterns on the Company’s outstanding stock options. The risk free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not expect to pay dividends on its common stock and therefore has used a dividend yield of zero in determining the fair value of its awards. The option forfeiture rate assumption used by the Company, which affects the expense recognized as opposed to the fair value of the award, is based on the Company’s historical option forfeiture patterns.
      The following table presents the Company’s assumptions utilized to estimate the grant date fair value of stock options:

	Year Ended
	December 31,

	2005	2004	2003

Expected volatility	53%	54%	58%
Expected dividend yield	0%	0%	0%
Expected term in years	7.5	7.5	7.5
Risk free rate	4.3%	4.6%	4.6%
Expected forfeiture rate	8.0%	—	—
      On February 10, 2005, the Company’s Compensation Committee of the Board of Directors accelerated the vesting on 151,976 unvested stock options, with an option price of $6.30, awarded to officers and

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Recently Issued Accounting Standards
      In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, to clarify the requirement to record liabilities stemming from a legal obligation to perform an asset retirement activity in which the timing or method of settlement is conditional on a future event. The Company adopted FIN 47 on December 31, 2005. No conditional retirement obligations were recognized and, accordingly, the adoption of FIN 47 had no effect on the Company’s financial statements.

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

Reclassifications
      Certain reclassifications have been made to prior year amounts to conform to current year presentation. During fiscal 2005, the Company reclassified certain property level expenses from general and administrative expense to operating expense. This reclassification results in the Company’s general and administrative expenses being classified similar to other public companies in the senior housing industry.

Use of Estimates and Critical Accounting Policies
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related footnotes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions. The Company believes revenue recognition, investments in limited partnerships, leases, long-lived assets and assets held for sale are its most critical accounting policies and require management’s most difficult, subjective and complex judgments.

3.	Transactions with Affiliates
      BRE/ CSL: The Company formed BRE/ CSL with Blackstone in December 2001. BRE/ CSL is owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint ventures, each of the Company and Blackstone must approve any acquisitions made by BRE/ CSL. Each party must also contribute its pro rata portion of the costs of any acquisition.
      In December 2001, BRE/ CSL acquired Amberleigh, a 394 resident capacity independent living facility. In connection with the acquisition of Amberleigh by BRE/ CSL, the Company contributed $1.8 million to

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
BRE/ CSL. During the second quarter of 2002, BRE/ CSL obtained permanent financing for the Amberleigh community and the Company recovered $1.4 million of its contribution to BRE/ CSL.
      On June 13, 2002, the Company contributed to BRE/ CSL four of its senior living communities with a capacity of approximately 600 residents. As a result of the contribution, the Company repaid $29.1 million of long-term debt to GMAC Commercial Mortgage Corporation (“GMAC”), received $7.3 million in cash from BRE/ CSL, has a 10% equity interest in the venture of $1.2 million and wrote-off $0.5 million in deferred loan costs.
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
      The Company managed the six communities owned by BRE/ CSL under long-term management contracts. The Company accounted for the BRE/ CSL investment under the equity method of accounting and the Company recognized earnings in the equity of BRE/ CSL of $0.2 million, $0.3 million and $0.3 million for the year ended December 31, 2005, 2004 and 2003, respectively. Effective September 30, 2005, the six BRE/ CSL communities were sold to Ventas for approximately $84.6 million.
      Spring Meadows: In December 2002, the Company acquired from affiliates of LCOR its approximate 19% member interests in the four joint ventures, which owned the Spring Meadows Communities as well as loans made by LCOR to the joint ventures for $0.9 million in addition to funding $0.4 million for working capital and anticipated negative cash requirements of the communities. The Company’s interests in the four joint ventures that owned the Spring Meadows Communities included interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. The Company accounted for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements. The Company had the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest. No amount were funded by the Company under this obligation.
      In November 2004, the Company formed SHPII/ CSL with Prudential Real Estate Investors (“Prudential”). Effective as of November 30, 2004, the Company acquired Lehman’s interest in four joint ventures that owned the Spring Meadows Communities and simultaneously sold the Spring Meadows Communities to SHPII/ CSL, which is owned 95% by SHPII and 5% by the Company. As a result these transactions, the Company paid $1.1 million for Lehman’s interest in the joint ventures, received $0.9 million in net assets and wrote-off the remainder totaling $0.2 million. In addition, the Company contributed $1.3 million to SHPII/ CSL for its 5% interest. The Company accounts for its investment in SHPII/ CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/ CSL of $0.2 million and $13,000 for the years ended December 31, 2005 and 2004, respectively. The Company defers 5% of its management fee income earned from SHPII/ CSL. Deferred management fee income is being amortized into income over the term of the Company’s management contract. As of December 31, 2005, the Company had deferred income of approximately $48,000 relating to SHPII/ CSL.
      Triad I: Effective as of November 30, 2004, the Company acquired Lehman’s approximate 81% limited partner’s interest in Triad I for $4.0 million in cash and the issuance of a note with a net present value of $2.8 million. In addition, the Company acquired the general partner’s interest in Triad I by assuming a $3.6 million note payable from the general partner to a subsidiary of the Company. These transactions resulted

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in the Company wholly owning Triad I. Triad I owned five Waterford senior living communities and two expansions. The two expansions were subsequently deeded to a subsidiary of the Company in order for the two expansions to be consolidated with their primary community. Prior to the acquisition of the Triad I the Company accounted for its investments in the Triad I under the equity method of accounting.
      Triad Entities: Effective as of July 1, 2003, the Company acquired the partnership interest of the general partners and the other third party limited partners’ interests in the Triad Entities for $1.3 million in cash, $0.4 million in notes payable and the assumption of all outstanding debt and liabilities. The total purchase price was $194.4 million and the acquisition was treated as a purchase of property. The Company wholly owns each of the Triad Entities. This acquisition resulted in the Company acquiring the 12 senior living communities owned by the Triad Entities with a combined resident capacity of approximately 1,670 residents. Subsequent to the end of the Company’s third quarter of 2003, the Company repaid the $0.4 million in notes payable related to this acquisition. Prior to the acquisition of the Triad Entities the Company accounted for its investments in the Triad Entities under the equity method of accounting.

4.	Ventas Transactions
      Effective as of June 30, 2005, BRE/ CSL entered into a Purchase and Sale Agreement (the “Ventas Purchase Agreement”) with Ventas Healthcare Properties, Inc. (“Ventas”) to sell the six communities owned by BRE/ CSL to Ventas for $84.6 million. In addition, Ventas and the Company enter into Master Lease Agreements (the “Ventas Lease Agreements”) whereby the Company would lease the six communities from Ventas. Effective September 30, 2005, Ventas completed the purchase of the six BRE/ CSL communities and the Company began consolidating the operations of the six communities in its consolidated statement of operations under the terms of the Ventas Lease Agreements. The Ventas Lease Agreements each have an initial term of ten years, with two five year renewal extensions available at the Company’s option. The initial lease rate under the Ventas Lease Agreements is 8% and is subject to certain conditional escalation clauses. The Company incurred $1.3 million in lease acquisition costs related to the Ventas Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10 year lease term and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for each of the Ventas Lease Agreements as operating leases. The sale of the six BRE/ CSL communities to Ventas resulted in the Company recording a gain of approximately $4.2 million, which has been deferred and is being recognized in the Company’s statement of operations over the initial 10 year lease term.
      On October 18, 2005, the Company entered into an agreement with Ventas to lease a senior living community (“Georgetowne Place”) which Ventas acquired for approximately $19.5 million. Georgetowne Place is located in Fort Wayne, Indiana and is a 162 unit senior living community with a capacity of 247 residents. The lease which the Company executed with Ventas has an initial term of ten years, with two 5 year renewal extensions available at the Company’s option. The initial lease rate is 8% and is subject to conditional escalation provisions. The Company incurred $0.2 million in lease acquisition costs related to the Georgetowne Place lease. These deferred lease acquisition costs are being amortized over the initial 10 year lease term and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for the Georgetowne Place lease as an operating lease.

5.	Acquisitions
      Triad I: Effective as of November 30, 2004, the Company acquired Lehman’s approximate 81% limited partner’s interest in Triad I for $4.0 million in cash and the issuance of a note with a net present value of $2.8 million. In addition, the Company acquired the general partner’s interest in Triad I by assuming a $3.6 million note payable from the general partner to a subsidiary of the Company. The acquisition was recorded as a purchase of property. The entire purchase price of $10.4 million was recorded as a step-up in basis of $9.3 million and in addition the Company recorded a deferred tax asset of $1.1 million as Triad I had

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
been previously consolidated under FIN 46 as of December 31, 2003. These transactions resulted in the Company wholly owning Triad I. Triad I owned five Waterford senior living communities and two expansions. The two expansions were subsequently deeded to a subsidiary of the Company in order for the two expansions to be consolidated with their primary community.
      In 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 revised December 2003 “Consolidation of Variable Interest Entities” an interpretation of ARB No. 51, effective immediately for variable interest entities created after January 31, 2003 and effective as of December 31, 2003 for variable interest entities that existed prior to February 1, 2003. The Company adopted the provisions of this interpretation at December 31, 2003, and its adoption resulted in the Company consolidating the financial position of Triad I at December 31, 2003 and consolidating the operations of Triad I beginning in the Company first quarter of 2004. The consolidation of Triad I under the provisions of FIN 46 as of December 31, 2003 resulted in an increase in property and equipment of $62.5 million.
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
      Triad Entities: Effective as of July 1, 2003, the Company acquired the partnership interest of the general partners and the other third party limited partners’ interests in the Triad Entities for $1.3 million in cash, $0.4 million in notes payable and the assumption of all outstanding debt and liabilities ($109.6 million bank debts, $73.2 million debt due to the Company, and $9.9 million net working capital liabilities). The total purchase price was $194.4 million and the acquisition was treated as a purchase of property. The Company wholly owns each of the Triad Entities. This acquisition resulted in the Company acquiring ownership of 12 senior living communities with a combined resident capacity of approximately 1,670 residents. Subsequent to the end of the Company’s third quarter of 2003, the Company repaid the $0.4 million in notes payable related to this acquisition.
      The purchase price was allocated as follows:

Net cash acquired	$122
Fair value of tangible assets acquired, net	10,584
Property and equipment	183,737

Total purchase price	$194,443

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Prior to consolidation/ acquisition the Company had a 1% limited partners’ interest in Triad I and the Triad Entities and accounted for Triad I and the Triad Entities under the equity method of accounting based on the provisions of the partnership agreements. The Company recognized losses in Triad I and the Triad Entities of $0.1 million as of December 31, 2003. The recognition of losses reduced the Company’s investments in Triad I and the Triad Entities to zero and additional losses of $0.5 million were recorded as a reduction to the Company’s notes receivable from the Triad Entities.
      Deferred interest income was being amortized into income over the life of the loan commitment that the Company had with Triad I and the Triad Entities. Deferred development and management fee income was being amortized into income over the expected remaining life of Triad I and Triad Entities’ partnership. All deferred items were eliminated upon consolidation/ acquisition.
      CGIM: Effective August 18, 2004, the Company acquired from Covenant Group of Texas (“Covenant”) all of the outstanding stock of Covenant’s wholly owned subsidiary, CGI Management, Inc. (“CGIM”). The Company paid approximately $2.3 million in cash (including closing cost of approximately $0.1 million) and issued a note with a fair value of approximately $1.1 million, subject to various adjustments set forth in the purchase agreement, to acquire all of the outstanding stock of CGIM. The note is due in three installments of approximately $0.3 million, $0.4 million and $0.7 million due on the first, third and fifth anniversaries of the closing, respectively, subject to reduction if the management fees earned from the third party owned communities with various terms are terminated and not replaced by substitute agreements during the period, and certain other adjustments. The total purchase price was $3.5 million and the acquisition was treated as a purchase. The Company’s first installment payment under the Covenant note was reduced by $0.2 million under the terms of the stock purchase agreement and the $0.2 million installment reduction was recorded as an adjustment to the purchase price. This acquisition resulted in the Company assuming the

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
management contracts on 14 senior living communities with a combined resident capacity of approximately 1,800 residents. In addition, the Company has the right to acquire seven of the properties owned by Covenant (which are part of the 14 communities managed by CGIM) based on sales prices specified in the stock purchase agreement.
      The purchase price of $3.5 million was allocated to management contracts. In addition, the Company recorded a deferred tax liability of $2.1 million related to the acquisition of these management contract rights. Management contract rights are included in other assets on the consolidated balance sheet. The Company is amortizing the management contract rights over the remaining life of the management contracts acquired and accumulated amortization was $0.9 million and $0.1 million at December 31, 2005 and 2004, respectively. Future amortization of contract rights for the next fives years will be $0.6 million per year.

6.	Property and Equipment
      Property and equipment consists of the following (in thousands):

	December 31,

	2005	2004

Land	$24,063	$24,063
Land improvements	816	653
Buildings and building improvements	380,034	377,188
Furniture and equipment	13,267	12,448
Automobiles	485	451
Leasehold improvements	383	98
Construction in progress	147	—

	419,195	414,901
Less accumulated depreciation	46,188	33,850

Property and equipment, net	$373,007	$381,051

      Effective as of November 30, 2004, the Company acquired the partnership interest owned by non-Company parties in Triad I. The acquisition was treated as a purchase of property. The purchase price of $10.4 million was recorded as a step up in basis of $9.3 million and in addition the Company recorded a deferred tax asset of $1.1 million. Prior to acquiring the remaining partnership interests the Company consolidated Triad I under the provisions of FASB Interpretation No. 46, effective December 31, 2003, which, resulted in an increase in property and equipment of $62.5 million. During 2004, the Company sold one parcel of land for $0.5 million, which resulted in the recognition of a gain of $0.2 million and net proceeds of $0.5 million.

7.	Accrued Expenses
      Accrued expenses consists of the following (in thousands):

	December 31,

	2005	2004

Accrued salaries, bonuses and related expenses	$2,953	$2,009
Accrued property taxes	3,644	3,360
Accrued interest	1,598	628
Accrued health claims	921	882
Other	941	599

	$10,057	$7,478

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Notes Payable
      Notes payable consists of the following:

	December 31,

	2005	2004

	(In thousands)
Prudential mortgage loans, bearing interest ranging from 7.08% to 7.69%, payable in monthly installments of principal and interest of $0.1 million, maturing on various dates thru January 2010, secured by a certain property with a net book value of $9.3 million at December 31, 2005	$7,193	$7,388
Lehman mortgage loan, bearing interest at 8.20%, payable in monthly installments of principal and interest of $0.3 million, maturing on September 2009, secured by certain properties with a net book value of $47.6 million at December 31, 2005	34,694	35,370
Insurance premium financings, bearing interest ranging from 4.9%, to 5.1% payable in monthly installments of principal and interest of $0.4 million, maturing on various dates through May 2006	1,700	1,894
GMAC mortgage loans, bearing interest at LIBOR plus 350 (7.79% and 5.92% at December 31, 2005 and 2004, respectively), payable in monthly installments of principal and interest of $1.0 million, maturing in January 2008, secured by certain properties with a net book value of $188.3 million at December 31, 2005	126,544	128,409
GMAC mortgage loans, bearing interest at 5.46% at December 31, 2005 payable in monthly installments of principal and interest of $0.3 million, maturing in August 2015 secured by certain properties with a net book value of $47.6 million at December 31, 2005	38,915	—
GMAC mortgage loans, bearing interest at LIBOR plus 240 (4.69%) at December 31, 2004	—	34,585
Guaranty mortgage loans, bearing interest at LIBOR, plus 225 basis points (6.47% and 4.64% at December 31, 2005 and 2004, respectively), payable in monthly installments of principal and interest of $0.5 million, maturing in January 2007, secured by certain properties with a net book value of $78.2 million at December 31, 2005	47,628	50,186
Covenant Group of Texas, Inc. acquisition financing bearing no interest (face amount $1.4 million, discounted 5.7%) and payable in three installment of $0.3 million, $0.5 million and $0.7 million on August 18, 2005, 2007 and 2009, respectively	894	1,134
Lehman Brothers acquisition financing bearing no interest (discounted 5.7%). The note will be deemed paid in full under any of the following three conditions: 1) the Company makes a payment of $3.5 million before November 29, 2008; 2) the Company makes a payment of $4.3 million before November 29, 2009; or 3) the Company makes a payment of $5.0 million before November 29, 2010	2,966	2,802

	260,534	261,768
Less current portion	7,801	42,242

	$252,733	$219,526

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The aggregate maturities of notes payable at December 31, 2005, are as follows (in thousands):

2006	$7,801
2007	49,201
2008	132,591
2009	33,841
2010	2,444
Thereafter	34,656

$260,534

      In July 2005, the Company refinanced the debt on four senior housing communities with GMAC. The total loan facility of 39.2 million refinanced $34.3 million of debt that was schedule to mature in September 2005. The new loans include ten-year terms with the interest rates fixed at 5.46% and amortization of principal and interest payments over 25 years. The Company incurred $0.7 million in deferred financing costs related to these loans, which is being amortized over ten years.
      Effective January 31, 2005, the Company entered into interest rate cap agreements with two commercial banks to reduce the impact of increases in interest rates on the Company’s variable rate loans. One interest cap agreement effectively limits the interest rate exposure on a $50 million notional amount to a maximum LIBOR rate of 5% and expired on January 31, 2006. The second interest rate cap agreement effectively limits the interest rate exposure on $100 million notional amount to a maximum LIBOR rate of 5%, as long as one-month LIBOR is less than 7%. If one-month LIBOR is greater than 7%, the agreement effectively limits the interest rate on the same $100 million notional amount to a maximum LIBOR rate of 7%. This second agreement matures on January 31, 2008.
      Effective December 29, 2004, the Company refinanced the debt of 14 senior housing communities with GMAC. The total loan facility of $128.4 million refinanced eight properties previously financed by GMAC and six properties previously financed under three separate loan agreements with Key Corporate Capital, Compass Bank and Bank of America, which have been repaid. The new loans with GMAC have a term of three years with two one-year extension options. The loans have an initial interest rate of LIBOR plus 350 basis points and the loan agreements provide for reduced rates once certain debt service coverage ratios are achieved. The Company incurred $1.1 million in deferred financing costs related to these loans, which is being amortized over three years.
      In connection with the Company’s loan commitments above the Company incurred $1.5 million and $1.1 million in fiscal 2005 and 2004, respectively, in financing charges that were deferred and amortized over the life of the notes. Accumulated amortization was $1.0 million and $1.3 million at December 31, 2005 and 2004, respectively. In connection with the refinancings and the repayment of notes, the Company wrote-off $25,000 and $0.8 million in deferred loan cost in fiscal 2005 and 2004, respectively.
      The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of the notes. The Company was in compliance with or obtained waivers for all of its debt covenants at December 31, 2005 and 2004.

9.	Equity
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

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In December 2003, the Company filed a shelf registration statement with the SEC to offer up to $50.0 million in the aggregate of common stock. In the first quarter of fiscal 2004, the Company sold 5,750,000 shares of common stock at a price of $6.00 per share. The net proceeds to the Company after commissions and expenses were approximately $32.2 million. The Company used $13.7 million of the net proceeds to retire debt that was scheduled to mature in October 2004 and which had a current interest rate of 9.0% and the remaining amount was used for general corporate purposes.

10.	Stock-Based Compensation
      The Company adopted a stock incentive plan in 1997 (the “1997 Plan”), providing for the grant of nonqualified stock options, restricted stock and other stock-based awards to employees and directors. The 1997 Plan, as amended, provides for 2.6 million shares and 1.8 million shares of common stock are reserved for future issuance under the 1997 Plan.
      Shares available for the granting of nonqualified stock options, restricted stock and other stock-based awards at December 31, 2005, 2004 and 2003, were 642,974; 985,124; and 413,054, respectively.
      During fiscal 2005, the Company expensed $0.2 million ($0.2 million after tax) in compensation expense related to awards of restricted stock and stock options.

Restricted Stock
      On July 1, 2005, the Company awarded 320,750 shares of restricted stock to certain employees of the Company. The market value of the common stock on the date of grant was $7.00. These restricted shares vest ratably over a three and one half year period for 298,750 shares and over a four year period for 22,000 shares.
      On October 19, 2005, the Company awarded 26,000 shares of restricted stock to certain employees of the Company. The market value of the common stock on the date of grant was $7.75. These restricted shares vest ratably over a four year period.
      On December 15, 2005, the Company awarded 12,000 shares of restricted stock to certain employees of the Company. The market value of the common stock on the date of grant was $10.11. These restricted shares vest ratably over a four year period.

Stock Options
      The option exercise price and vesting provisions of options are fixed when the options are granted. The options expire four to ten years from the date of grant and vest from one to five years. The option exercise price is the fair market value of a share of common stock on the date the option is granted.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the Company’s stock option activity and related information for the years ended December 31, 2005, 2004 and 2003 is presented below:

		Weighted Average	Option Price per
	Shares	Exercise Price	Share

Outstanding at January 1, 2003	1,602,312	4.83	$1.80 to $13.50
Granted	529,030	5.90	$2.73 to $6.30
Exercised	109,853	2.33	$1.80 to $4.14
Forfeited	563,886	7.72	$1.80 to $13.50
Expired	—	—	—

Outstanding at December 31, 2003	1,457,603	$4.29	$1.80 to $10.50
Granted	50,000	5.11	$4.50 to $6.63
Exercised	154,257	2.26	$1.80 to $4.14
Forfeited	47,070	3.78	$1.80 to $6.30
Expired	—	—	—

Outstanding at December 31, 2004	1,306,276	$4.57	$1.80 to $10.50
Granted	12,000	5.90	$5.90
Exercised	182,451	3.95	$1.80 to $6.30
Forfeited	26,600	4.51	$2.20 to $6.63
Expired	—	—	—

Outstanding at December 31, 2005	1,109,225	$4.69	$1.80 to $10.50

Exercisable at December 31, 2005	1,047,725	$4.71	$1.80 to $10.50

Exercisable at December 31, 2004	1,024,050	$4.42	$1.80 to $10.50

Exercisable at December 31, 2003	967,623	$3.91	$1.80 to $10.50

      The weighted average fair values of stock options granted during the year ended 2005, 2004 and 2003 was $5.90, $5.11 and $5.90 per option granted, respectively.
      The following table summarizes information relating to the Company’s options outstanding and options exercisable as of December 31, 2005.

	Options Outstanding			Options Exercisable

	Number	Weighted Average		Number
	Outstanding at	Remaining	Weighted Average	Exercisable at	Weighted Average
Range of Exercise Prices	12/31/05	Contractual Life	Exercise Price	12/31/05	Exercise Price

$1.80 to $2.73	265,199	5.79	$1.86	251,199	$1.83
$3.02 to $4.85	311,483	4.95	$3.72	284,983	$3.69
$5.30 to $10.50	532,543	6.77	$6.66	511,543	$6.69

$1.80 to $10.50	1,109,225	6.02	$4.69	1,047,725	$4.71

      On February 10, 2005, the Company’s Compensation Committee of the Board of Directors accelerated the vesting on 151,976 unvested stock options, with an option price of $6.30, awarded to certain officers and employees of the Company. These options were originally scheduled to vest in December 2005. The market price of the Company’s common stock at the close of business on February  10, 2005 was $5.61. The Compensation Committee’s decision to accelerate the vesting of these options was in response to the FASB’s

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
issuance of Statement 123(R). By accelerating the vesting of these options, the Company was not required to recognize any compensation expense related to these options.
      In May 2003, certain employees of the Company elected to forfeit 452,500 options originally priced at $7.06. These options were added back to the pool of options available to grant in May 2003.

11.	Income Taxes
      The (benefit) provision for income taxes consists of the following (in thousands):

	Year Ended December 31,

	2005	2004	2003

Current:
Federal	$(178)	$(2,720)	$1,243
State	513	(264)	249
Deferred:
Federal	(2,547)	561	1,341
State	(61)	153	265

	$(2,273)	$(2,270)	$3,098

      The provision for income taxes differed from the amounts computed by applying the U.S. federal income tax rate to income before provision for income taxes as a result of the following (in thousands):

	Year Ended December 31,

	2005	2004	2003

Tax expense at federal statutory rates	$(2,593)	$(3,069)	$2,750
State income tax expense, net of federal benefit	(426)	(179)	336
Losses not deductible for federal income tax purposes	—	933	—
Prior period federal and state income tax true-ups	526	—
Other	220	45	12

	$(2,273)	$(2,270)	$3,098

      A summary of the Company’s deferred tax assets and liabilities, are as follows (in thousands):

	December 31,

	2005	2004

Deferred tax assets:
Tax basis in excess of book basis on assets acquired	$—	$4,788
Net operating loss carryforward (expiring 2024)	4,273	1,638
Fair value of treasury interest rate locks	2,881	—
Deferred gain on sales/ leaseback transaction	1,548	—
Investment in Partnership	1,807	—
Other	3,296	3,166

Total deferred tax assets	13,805	9,592
Deferred tax liabilities	4,997	1,939

Total deferred tax assets, net	$8,808	$7,653

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. Management has considered its possible sources of future taxable income, including various tax planning strategies that it believes are both prudent and feasible and that utilize net built-in gains on the Company’s appreciated assets. Based on its overall evaluation, management believes that it is more likely than not that it will generate sufficient taxable income to realize the net deferred tax assets.
      The Company has $11.2 million in net operating losses, which are being carried forward and expire in 2024.

12.	Employee Benefit Plans
      The Company has a 401(k) salary deferral plan (the “Plan”) in which all employees of the Company meeting minimum service and age requirements are eligible to participate. Contributions to the Plan are in the form of employee salary deferrals, which are subject to employer matching contributions of up to 2% of the employee’s annual salary. The Company’s contributions are funded semi-monthly to the Plan administrator. Matching contributions of $0.3 million, $0.2 million and $0.2 million were contributed to the Plan in 2005, 2004 and 2003, respectively. The Company incurred administrative expenses related to the Plan of $10,000, $21,000 and $17,000 in 2005, 2004 and 2003, respectively.

13.	Contingencies
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
      In April 2005, the Company filed a claim before the American Arbitration Association in Dallas, Texas against a former brokerage consultant and her company (collectively, “Respondents”) for (1) a declaratory judgment that it has fulfilled certain obligations to Respondents under contracts the parties had signed related to the Covenant transaction, (2) for damages resulting from alleged breach of a confidentiality provision, and (3) for damages for unpaid referral fees. Respondent has filed a counterclaim for causes of action including breach of contract, duress, and undue infliction of emotional distress. The counterclaim seeks damages of “up to $1,291,500 (or more)”. Respondent also seeks to recover unspecified amounts of additional damages if the Company acquires any of the Covenant owned properties on which she claims to be entitled to recover

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
brokerage fees. The proceeding is in the discovery phase. The Company’s management believes strongly that its position has merit and intends to vigorously defend the counterclaim.
      On January 11, 2006, the Company received a demand letter from the Texas Property and Casualty Insurance Guaranty Association (“TPCIGA”) for repayment of $199,737.45 in worker’s compensation payments allegedly made by TPCIGA on behalf of Company employees. The Company has also received other correspondence for repayment of $45,357.82. TPCIGA’s letter states that it has assumed responsibility for insureds of Reliance Insurance Company (“Reliance”) which was declared insolvent and ordered into liquidation in October of 2001 by the Commonwealth Court of Pennsylvania. Reliance had been the Company’s worker’s compensation carrier. TPCIGA’s demand letter states that under the Texas Insurance Code, TPCIGA is entitled to seek reimbursement from an insured for sums paid on its behalf if the insured’s net worth exceeds $50 million at the end of the year immediately proceeding the impaired insurer’s insolvency. TPCIGA states that it pursues reimbursement of these payments from the Company pursuant to this “net worth” provision. The Company has requested additional information from TPCIGA to verify that the Company was indeed the employer of the individuals on whose behalf the TPCIGA has paid claims. The TPCIGA has not provided sufficient documentation at this time for the Company to be able to fully evaluate all of these claims.
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

14.	Fair Value of Financial Instruments
      The carrying amounts and fair values of financial instruments at December 31, 2005 and 2004 are as follows (in thousands):

	2005		2004

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$21,831	$21,831	$19,515	$19,515
Restricted cash	973	973	—	—
Interest Rate Lock	7,550	7,550	6,909	6,909
Notes payable	260,534	255,223	261,768	264,591
      The following methods and assumptions were used in estimating its fair value disclosures for financial instruments:
      Cash and cash equivalents and restricted cash: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate fair value.
      Interest Rate Lock: The interest rate lock is adjusted to fair value with gains or losses recorded in the Company’s Statement of Operations.
      Notes payable: The fair value of notes payable is estimated using discounted cash flow analysis, based on current incremental borrowing rates for similar types of borrowing arrangements.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Investments in Limited Partnerships
      The investments in limited partnerships balance consists of the following (in thousands):

	December 31,

	2005	2004

BRE/ CSL limited partnership interest	—	1,892
SHPII/ CSL limited partnership interest	1,401	1,310

	$1,401	$3,202

      BRE/ CSL: The Company formed BRE/ CSL with an affiliate of Blackstone in December 2001 and BRE/ CSL is owned 90% by Blackstone and 10% by the Company. The Company accounted for its investment in this joint venture under the equity method of accounting. The Company recorded its investment at cost and adjusted its investment for its share of earnings and losses of BRE/ CSL. The Company deferred 10% of its management fee income earned from BRE/ CSL. Deferred management fee income was being amortized into income over the term of the Company’s management contract. On September 30, 2005, BRE/ CSL sold its six communities to Ventas and the Company entered into the Ventas Lease Agreements whereby the Company would lease the six communities from Ventas for an initial term of 10 years. As a result of this sale/ leaseback the Company received net proceeds of $6.1 million and recorded a gain of $4.2 million which has been deferred and is being amortized into income over the initial 10 year lease term.
      Spring Meadows/ SHPII/ CSL: In December 2002, the Company acquired from affiliates of LCOR its approximate 19% member interests in the four joint ventures which owned the Spring Meadows Communities as well as loans made by LCOR to the joint ventures for $0.9 million in addition to funding $0.4 million for working capital and anticipated negative cash requirements of the communities. The Company’s interests in the four joint ventures that owned the Spring Meadows Communities included interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. The Company accounted for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the partnership agreements and the Company recognized a loss in the equity of the Spring Meadows Communities of $0.1 million for the year ended December 31, 2004. The Company had the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest. No amounts were funded by the Company under this obligation.
      In November 2004, the Company formed SHPII/ CSL with Prudential. Effective as of November 30, 2004, SHPII/ CSL acquired the Spring Meadows Communities which have a combined capacity of 698 residents. In connection with this acquisition the Company contributed $1.3 million for to SHPII/ CSL for its 5% interest. The Company has managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001 and continues to manage the communities under long-term management contracts with SHPII/ CSL. The Company accounts for its investment in SHPII/ CSL under the equity method of accounting and recorded its investment at cost and will adjust its investment for its share of earnings and losses of SHPII/ CSL. The Company defers 5% of its management fee income earned from SHPII/ CSL. Deferred management fee income is being amortized into income over the term of the Company’s management contract. As of December 31, 2005, the Company had deferred income of approximately $48,000 relating to SHPII/ CSL.
      HCP: HCP is consolidated in the accompanying consolidated financial statements. At December 31, 2005, 2004 and 2003, the Company owned approximately 57% of HCP’s limited partner units. HCP was dissolved during 2003 and the net assets of HCP have been transferred to a liquidating trust.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Allowance for Doubtful Accounts
      The components of the allowance for doubtful accounts and notes receivable are as follows (in thousands):

	December 31,

	2005	2004	2003

Balance at beginning of year	$717	$648	$1,343
Provision for bad debts	258	198	168
Write-offs and other	(209)	(193)	(847)
Recoveries	3	64	(16)

Balance at end of year	$769	$717	$648

17.	Leases
      The Company leases its corporate headquarters, an office in New York City and seven senior living facilities under operating lease agreements. Additionally, the Company’s senior living communities have entered into various contracts for services for duration of 5 years or less and are on a fee basis as services are rendered. The lease on the Company headquarters expires in February 2008. The Ventas Lease Agreements, which cover the seven leased senior living facilities, each have an initial term of ten years, with two five year renewal extensions available at the Company’s option. The initial lease rate under the Ventas Lease Agreements is 8% and is subject to certain conditional escalation clauses which will be recognized when estimatable or incurred. The initial term on each of the leases expires in October 2015. The Company incurred $1.5 million in lease acquisition costs related to the Ventas Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10 year lease term and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for each of the Ventas Lease Agreements as operating leases. Rent expense under these leases was $2.6 million, $0.6 million and $0.6 million for 2005, 2004 and 2003, respectively. Future commitments are as follows (in thousands):

2006	$8,924
2007	8,823
2008	8,455
2009	8,370
2010	8,361
Thereafter	39,768

$82,701

18.	Subsequent Events
      On January 13, 2006, the Company announced the formation of a joint venture, Midwest Portfolio Holdings, Inc. (“Midwest”) with GE Healthcare Financial Services (“GE Healthcare”) to acquire five senior housing communities from a third party. Midwest agreed to pay approximately $46.9 million for the five communities. The five communities comprise 293 assisted living units with a resident capacity of 389. Effective February 1, 2006, Midwest acquired four of the five communities and expects to close on the fifth community during the second quarter of fiscal 2006. The Company has an approximate 11% interest in Midwest and manages the four communities already acquired under long-term management agreements with Midwest.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On February 1, 2006, the Company announced that it had entered into an agreement to sell the Company’s Towne Centre community to Ventas in a sale/ leaseback transaction valued at approximately $29.0 million. The lease agreement will have an initial term of ten years, with two five year renewal extensions available at the Company’s option. The initial lease rate under the Towne Centre lease agreement will be 8% and will be subject to certain conditional escalation clauses. The Company expects to account for this lease as an operating lease. The sale of the Towne Centre community to Ventas is expected to result in the Company recording a gain of approximately $14.5 million, which will be deferred and recognized in the Company’s statement of operations over the initial 10 year lease term. The Towne Centre sale/ leaseback transaction is expected to close in the Company’s first quarter of fiscal 2006.
      On March 6, 2005, the Company awarded 18,000 shares of restricted stock to certain employees of the Company. The market value of the common stock on the date of grant was $10.40. These restricted shares vest ratably over a four year period.
      On March 8, 2006, the Company announced that it had entered into an agreement to sale three communities owned by the Company to Healthcare Property Investor, Inc. (“HCPI”) in a sale/ leaseback transaction valued at approximately $54.0 million. The lease agreements will have an initial term of ten years. The initial lease rate under the lease agreements will be 8% and will be subject to certain conditional escalation clauses. The Company expects to account for this lease as an operating lease. The sale of the three communities to HCPI is expected to result in the Company recording a gain of approximately $13.0 million, which will be deferred and recognized in the Company’s statement of operations over the initial 10 year lease term.
      On March 13, 2006, The Company announced that it had exercised its option to acquire the seven communities owned by Covenant and upon completion of the acquisitions, will immediately sell six of the seven communities to HCPI in a sale/ leaseback transaction valued at approximately $43.0 million. The Company is currently marketing the seventh community and intends to complete a sale as soon as possible. The Company expects the transaction to result in the recognition of a gain between $3.0 and $4.0 million and the gain will be recognized over the initial 10 year lease term. The initial lease rate under the lease agreements will be 8% and will be subject to certain conditional escalation clauses. The Company expects to account for this lease as an operating lease.

INDEX TO EXHIBITS
      The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

Exhibit
Number			Description

*3	.1	—	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.1)

(i)3	.1.1	—	Amendment to Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.1)

*3	.2	—	Amended and Restated Bylaws of the Registrant

(i)3	.2.1	—	Amendments to Amended and Restated Bylaws of the Registrant (Exhibit 3.2)

(v)3	.2.2	—	Amendment No. 2 to Amended and Restated Bylaws of the Registrant (Exhibit 3.2.2)

(aa)4	.1	—	Rights Agreement, dated as of March 9, 2000, between Capital Senior Living Corporation and ChaseMellon Shareholder Services, L.L.C., which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock, $.01 par value, as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights as Exhibit C (Exhibit 4.1)

4.2		—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock, $.01 par value (included as Exhibit A to the Rights Agreement, which is Exhibit 4.1 hereto)

4.3		—	Form of Right Certificate (included as Exhibit B to the Rights Agreement, which is Exhibit 4.1 hereto)

4.4		—	Form of Summary of Rights (included as Exhibit C to the Rights Agreement, which is Exhibit 4.1 hereto)

4.5		—	Specimen of legend to be placed, pursuant to Section 3(c) of the Rights Agreement, on all new Common Stock certificates issued after March 20, 2000 and prior to the Distribution Date upon transfer, exchange or new issuance (included in Section 3(c) of the Rights Agreement, which is Exhibit 4.1 hereto)

(m)10	.1	—	1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation, as amended (Exhibit 4.1)

(m)10	.1.1	—	Form of Stock Option Agreement (Exhibit 4.2)

*10	.2	—	Amended and Restated Employment Agreement, dated as of May 7, 1997, by and between Capital Senior Living, Inc. and James A. Stroud (Exhibit 10.10)

*10	.3	—	Employment Agreement, dated as of November 1, 1996, by and between Capital Senior Living Corporation and Lawrence A. Cohen (Exhibit 10.11)

*10	.4	—	Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and David R. Brickman (Exhibit 10.12)

*10	.5	—	Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and Keith N. Johannessen (Exhibit 10.13)

*10	.6	—	Engagement Letter, dated as of June 30, 1997, by and between Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc. and Capital Senior Living Corporation (Exhibit 10.14)

*10	.7	—	Lease Agreement, dated as of June 1, 1997, by and between G&L Gardens, LLC, as lessor, and Capital Senior Management 1, Inc., as lessee (Exhibit 10.15)

(a)10	.8	—	Amended and Restated Loan Agreement, dated as of December 10, 1997, by and between Bank One, Texas, N.A. and Capital Senior Living Properties, Inc. (Exhibit 10.33)

(a)10	.9	—	Alliance Agreement, dated as of December 10, 1997, by and between LCOR Incorporated and Capital Senior Living Corporation (Exhibit 10.34)

(b)10	.10	—	Draw Promissory Note, dated April 1, 1998, of Triad Senior Living I, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.39)

Exhibit
Number			Description

(c)10	.11	—	Draw Promissory Note, dated September 24, 1998, of Triad Senior Living II, L.P., in favor of Capital Senior Living Properties, Inc. (Exhibit 10.1)

(d)10	.12	—	Loan Agreement, dated as of September 30, 1998, by and between Capital Senior Living Properties 2-NHPCT, Inc. and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc. (Exhibit 2.3)

(e)10	.13	—	Multifamily Note, dated December 4, 1997, of Gramercy Hill Enterprises in favor of Washington Mortgage Financial Group, Ltd. (Exhibit 2.5)

(e)10	.14	—	Multifamily Deed of Trust, dated December 4, 1997, among Gramercy Hill Enterprises, Ticor Title Insurance Company and Washington Mortgage Financial Group, Inc. (Exhibit 2.5)

(e)10	.15	—	Multifamily Note, dated October 28, 1998, of Capital Senior Living Properties 2-Gramercy, Inc. in favor of WMF Washington Mortgage Corp. (Exhibit 2.7)

(e)10	.16	—	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, dated October 28, 1998, among Capital Senior Living Properties 2-Gramercy, Inc., Chicago Title Insurance Company and WMF Washington Mortgage Corp. (Exhibit 2.8)

(f)10	.17	—	Employment Agreement, dated as of December 10, 1996, by and between Capital Senior Living, Inc. and Rob L. Goodpaster (Exhibit 10.50)

(f)10	.18	—	Draw Promissory Note dated November 1, 1998 of Triad Senior Living III, L.P., in favor of Capital Senior Living Properties, Inc. (Exhibit 10.51)

(f)10	.19	—	Draw Promissory Note dated December 30, 1998 of Triad Senior Living IV, L.P., in favor of Capital Senior Living Properties, Inc. (Exhibit 10.52)

(f)10	.20	—	Form of Development and Turnkey Services Agreement by and between Capital Senior Development, Inc. and applicable Triad Entity (Exhibit 10.53)

(f)10	.21	—	Form of Development Agreement by and between Capital Senior Development, Inc. and applicable Triad Entity (Exhibit 10.54)

(f)10	.22	—	Form of Management Agreement by and between Capital Senior Living, Inc. and applicable Triad Entity (Exhibit 10.55)

(f)10	.23	—	Agreement of Limited Partnership of Triad Senior Living I, L.P. dated April 1, 1998 (Exhibit 10.56)

(f)10	.24	—	Agreement of Limited Partnership of Triad Senior Living II, L.P. dated September 23, 1998 (Exhibit 10.57)

(f)10	.25	—	Agreement of Limited Partnership of Triad Senior Living III, L.P. dated November 10, 1998 (Exhibit 10.58

(f)10	.26	—	Agreement of Limited Partnership of Triad Senior Living IV, L.P. dated December 22, 1998 (Exhibit 10.59)

(g)10	.27	—	1999 Amended and Restated Loan Agreement, dated as of April 8, 1999, by and among Capital Senior Living Properties, Inc., Bank One, Texas, N.A. and the other Lenders signatory thereto. (Exhibit 10.11)

(g)10	.28	—	Amended and Restated Draw Promissory note, dated March 31, 1999, of Triad Senior Living I, L.P., in favor of Capital Senior Living Properties, Inc. (Exhibit 10.21)

(g)10	.29	—	Amended and Restated Draw Promissory Note (Fairfield), dated January 15, 1999, of Triad Senior Living II, L.P., in favor of Capital Senior Living Properties, Inc. (Exhibit 10.3)

(g)10	.30	—	Amended and Restated Draw Promissory Note (Baton Rouge), dated January 15, 1999, of Triad Senior Living II, L.P., in favor of Capital Senior Living Properties, Inc. (Exhibit 10.1)

(g)10	.31	—	Amended and Restated Draw Promissory Note (Oklahoma City), dated January 15, 1999, of Triad Senior Living II, L.P., in favor of Capital Senior Living Properties, Inc. (Exhibit 10.51)

(h)10	.32	—	Amended and Restated Draw Promissory Note dated June 30, 1999 of Triad Senior Living I, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.1)

Exhibit
Number			Description

(h)10	.33	—	Amended and Restated Draw Promissory Note (Plano, Texas) dated January 15, 1999 of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.2)

(h)10	.34	—	Letter Agreement dated July 28, 1999 among the Company and ILM Senior Living, Inc. and ILM II Senior Living, Inc. (Exhibit 10.3)

(i)10	.35	—	Draw Promissory Note dated July 1, 1999 of Triad Senior Living V, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.1)

(i)10	.36	—	First Amendment to Amended and Restated Employment Agreement of James A. Stroud, dated March 22, 1999, by and between James A. Stroud and Capital Senior Living Corporation (Exhibit 10.2)

(i)10	.37	—	Second Amendment to Amended and Restated Employment Agreement of James A. Stroud, dated May 31, 1999, by and between James A. Stroud and Capital Senior Living Corporation (Exhibit 10.3)

(i)10	.38	—	Employment Agreement, dated May 26, 1999, by and between Lawrence A. Cohen and Capital Senior Living Corporation (Exhibit 10.4)

(j)10	.39	—	Agreement and Plan of Merger, dated February 7, 1999, by and among Capital Senior Living Corporation, Capital Senior Living Acquisition, LLC, Capital Senior Living Trust I and ILM Senior Living, Inc. (Exhibit 10.1)

(k)10	.40	—	Agreement and Plan of Merger, dated February 7, 1999, by and among Capital Senior Living Corporation, Capital Senior Living Acquisition, LLC, Capital Senior Living Trust I and ILM II Senior Living, Inc. (Exhibit 10.1)

(l)10	.41	—	Amended and Restated Agreement and Plan of Merger, dated October 19, 1999, by and among Capital Senior Living Corporation, Capital Senior Living Acquisition, LLC and ILM Senior Living, Inc. (Exhibit 10.1)

(m)10	.42	—	Amended and Restated Agreement and Plan of Merger, dated October 19, 1999, by and among Capital Senior Living Corporation, Capital Senior Living Acquisition, LLC and ILM II Senior Living, Inc. (Exhibit 10.1)

(o)10	.43	—	Employment Agreement, dated May 25, 1999, by and between Ralph A. Beattie and Capital Senior Living Corporation (Exhibit 10.76)

(o)10	.44	—	Consulting/Severance Agreement, dated May 20, 1999, by and between Jeffrey L. Beck and Capital Senior Living Corporation (Exhibit 10.77)

(o)10	.45	—	Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, L.P. (Exhibit 10.78)

(u)10	.45.1	—	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, LP. (Exhibit 10.105)

(p)10	.46	—	Form of GMAC Loan Agreement, Promissory Note and Exceptions to Nonrecourse Guaranty (Exhibit 10.1)

(p)10	.47	—	Newman Pool B Loan Agreement, Promissory Note and Guaranty (Exhibit 10.2)

(p)10	.48	—	Newman Pool C Loan Agreement, Promissory Note and Guaranty (Exhibit 10.3)

(p)10	.49	—	First Amendment to Triad II Partnership Agreement (Exhibit 10.4)

(p)10	.50	—	Second Modification Agreement to the Bank One Loan Agreement (Exhibit 10.5)

(p)10	.51	—	Assignment of Note, Liens and Other Loan Documents between Fleet National Bank and CSLI (Exhibit 10.6)

(q)10	.52	—	Second Amendment to Amended and Restated Agreement and Plan of Merger, dated November 28, 2000 (Exhibit 10.1)

(q)10	.53	—	First Amendment to Agreement, dated November 28, 2000 (Exhibit 10.2)

Exhibit
Number			Description

(r)10	.54	—	Assignment of Partnership Interest, dated as of October 1, 2000, by and between Capital Senior Living Properties, Inc., a Texas corporation, and Triad Senior Living, Inc., a Texas limited partnership (Exhibit 82)

(r)10	.55	—	Assignment of Partnership Interest, dated as of October 1, 2000, by and between Capital Senior Living Properties, Inc., a Texas corporation, and Triad Senior Living II, L.P., a Texas limited partnership (Exhibit 88)

(r)10	.56	—	Assignment of Partnership Interest, dated as of October 1, 2000, by and between Capital Senior Living Properties, Inc., a Texas corporation, and Triad Senior Living III, L.P., a Texas limited partnership (Exhibit 89)

(r)10	.57	—	Assignment of Partnership Interest, dated as of October 1, 2000, by and between Capital Senior Living Properties, Inc., a Texas corporation, and Triad Senior Living IV, L.P., a Texas limited partnership (Exhibit 90)

(r)10	.58	—	Assignment of Partnership Interest, dated as of October 1, 2000, by and between Capital Senior Living Properties, Inc., a Texas corporation, and Triad Senior Living V, L.P., a Texas limited partnership (Exhibit 91)

(s)10	.59	—	BRE/CSL LLC Agreement (Exhibit 92)

(s)10	.60	—	BRE/CSL Management Agreement (Amberleigh) (Exhibit 93)

(s)10	.61	—	Third Modification Agreement to the Bank One Loan Agreement (Exhibit 94)

(s)10	.62	—	Fourth Modification Agreement to the Bank One Loan Agreement (Exhibit 95)

(s)10	.63	—	Third Amendment to Amended and Restated Employment Agreement of James A. Stroud, dated May 31, 1999, by and between James A. Stroud and Capital Senior Living Corporation (Exhibit 96)

(t)10	.64	—	Amendment to Amended and Restated Limited Liability Company Agreement of BRE/CSL Portfolio L.L.C., dated as of June 13, 2002 among BRE/CSL Holdings L.L.C., Capital Senior Living A, Inc. and Capital Senior Living Properties, Inc. (Exhibit 10.97)

(t)10	.65	—	Contribution Agreement dated December 31, 2001 between Capital Senior Living A, Inc. and BRE/CSL Holdings L.L.C. (Exhibit 10.98)

(u)10	.66	—	Third Amendment to Promissory Note and Loan Agreement dated October 15, 2002 by and between Capital Senior Living ILM — B, Inc. and Newman Financial Services, Inc. (Newman Pool B loan) (Exhibit 10.99)

(u)10	.67	—	Third Amendment to Promissory Note and Loan Agreement dated October 15, 2002 by and between Capital Senior Living ILM — C, Inc. and Newman Financial Services, Inc. (Newman Pool C loan) (Exhibit 10.100)

(u)10	.68	—	Omnibus Modification Agreement dated September 25, 2002 by and between Capital Senior Living Properties, Inc. and Bank One N.A. (Exhibit 10.101)

(u)10	.69	—	Support Agreement dated as of September 11, 2002 by and between Capital Senior Living, Inc., Triad I, Triad II, Triad III, Triad IV and Triad V. (Exhibit 10.102)

(u)10	.70	—	Form of Amendments to Loan Agreement, Promissory Note, Mortgage and Guaranty between GMAC and Capital entities owning Sedgwick, Canton Regency, and Towne Centre property. (Exhibit 10.103)

(u)10	.71	—	Amended and Restated Account Control Agreement with GMAC Relating to the Sedgwick property. (Exhibit 10.104)

(v)10	.72	—	Fourth Amendment to Amended and Restated Employment Agreement of James A. Stroud, dated January 17, 2003 by and between James A. Stroud and Capital Senior Living Corporation (Exhibit 10.105)

(v)10	.73	—	Second Amendment to the Employment Agreement of Lawrence A. Cohen, dated January 27, 2003 by and between Lawrence A. Cohen and Capital Senior Living Corporation (Exhibit 10.106)

Exhibit
Number			Description

(v)10	.74	—	First Amendment to the Employment Agreement of Keith N. Johannessen, dated January 17, 2003 by and between Keith N. Johannessen and Capital Senior Living Corporation (Exhibit 10.107)

(v)10	.75	—	First Amendment to the Employment Agreement of Ralph A. Beattie, dated January 21, 2003 by and between Ralph A. Beattie and Capital Senior Living Corporation (Exhibit 10.108)

(v)10	.76	—	Second Amendment to the Employment Agreement of David R. Brickman, dated January 27, 2003 by and between David R. Brickman and Capital Senior Living Corporation (Exhibit 10.109)

(v)10	.77	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living I, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.110)

(v)10	.78.1	—	Amended and Restated Draw Promissory Note (Fairfield), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.111.1)

(v)10	.78.2	—	Amended and Restated Draw Promissory Note (Oklahoma City), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.111.2)

(v)10	.78.3	—	Amended and Restated Draw Promissory Note (Plano), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.111.3)

(v)10	.79	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living III, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.112)

(v)10	.80	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living IV, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.113)

(v)10	.81	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living V, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.114)

(v)10	.82	—	Form of Partnership Interest Purchase Agreements, dated as of March 25, 2003, between Capital Senior Living Properties, Inc. and the Triad Entities (with the exception of Triad I), regarding the exercise of the Company’s options to purchase the partnership interests in the Triad Entities (with the exception of Triad I) owned by non-Company parties. (Exhibit 10.115)

(v)10	.83	—	Assignment and Assumption Agreement, dated as of December 20, 2002, among LCOR entities, Capital Senior Living Properties 4, Inc. and owners, regarding 4 Spring Meadows Properties (Exhibit 10.116)

(v)10	.84	—	Form of Fourth Amended and Restated Limited Liability Company Agreement, dated as of December 20, 2002, between Capital Senior Living Properties 4, Inc. and PAMI Senior Living Inc. for each of the 4 Spring Meadows properties. (Exhibit 10.117)

(v)10	.85	—	Form of First Amended and Restated Management and Marketing Agreement, dated as of December 20, 2002, between Capital Senior Living Inc. and owner for each of the 4 Spring Meadows properties. (Exhibit 10.118)

(w)10	.86	—	Contribution Agreement dated June 30, 2003 between Capital Senior Living Properties, Inc. and BRE/CSL Holdings II, L.L.C. (Exhibit 10.11)

(w)10	.87	—	BRE/CSL II L.L.C. Limited Liability Company Agreement. (Exhibit 10.2)

(y)10	.88	—	Third Amendment to the Employment Agreement of Lawrence A. Cohen. (Exhibit 10.1)

(z)10	.89	—	Stock Purchase Agreement dated July 30, 2004, by and between Capital Senior Management 1, Inc. and the Covenant Group of Texas, Inc. (Exhibit 10.1)

(bb)10	.90	—	Amendment to Stock Purchase Agreement, dated August 17, 2004, by and between Covenant Group of Texas, Inc. and Capital Senior Management 1, Inc. (Exhibit 10.1)

(bb)10	.91	—	Promissory Note, dated August 18, 2004, by Capital Senior Management 1, Inc. in favor of Covenant Group of Texas, Inc. (Exhibit 10.2)

Exhibit
Number			Description

(bb)10	.92	—	Security Agreement, dated as of August 18, 2004, by and between Covenant Group of Texas, Inc. and Capital Senior Management 1, Inc. (Exhibit 10.3)

(bb)10	.93.1	—	Right of First Refusal Agreement, dated August 18, 2004, by and between Covenant Place of Abilene, Inc. and Capital Senior Living Acquisition, LLC (Exhibit 10.4.1)

(bb)10	.93.2	—	Schedule identifying substantially identical agreements to Exhibit 10.93.1 (Exhibit 10.4.2)

(bb)10	.94.1	—	Option to Purchase, dated as of August 18, 2004, by and between Covenant Place of Abilene, Inc. and Capital Senior Living Acquisition, LLC (Exhibit 10.5.1)

(bb)10	.94.2	—	Schedule identifying substantially identical agreements to Exhibit 10.94.1 (Exhibit 10.5.2)

(cc)10	.95	—	Form of Restricted Stock Award Under the 1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Exhibit 10.1)

(dd)10	.96	—	Loan Agreement, dated as of December 29, 2004, by and between Triad Senior Living I, L.P., Triad Senior Living II, L.P., Triad Senior Living IV, L.P., Triad Senior Living V, L.P., Capital Senior Living A, Inc., Capital Senior Living ILM-B, Inc., and GMAC Commercial Mortgage Corporation (Exhibit 10.96)

(dd)10	.97	—	Assignment, dated November 30, 2004, by and between LB Triad Inc. and Capital Senior Living Properties, Inc. (Exhibit 10.97)

(dd)10	.98	—	Assignment of Partnership Interest, dated November 30, 2004, by Triad Senior Living, Inc. in favor of Capital Senior Living Properties 5, Inc. (Exhibit 10.98)

(dd)10	.99	—	Termination and Mutual Release Agreement, dated as of November 30, 2004, by and between Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc., LB Triad Inc. and Capital Senior Living Corporation, Capital Senior Living Properties, Inc. and Triad Senior Living I, L.P. (Exhibit 10.99)

(ee)10	.100	—	Master Lease Agreement, dated June 30, 2005, between Ventas Amberleigh, LLC and Capital Senior Management 2, Inc. (Exhibit 10.1)

(ee)10	.101	—	Schedule identifying substantially identical agreements to Exhibit 10.100 (Exhibit 10.2)

(ff)10	.102	—	Loan Agreement, dated July 18, 2005, by Capital Senior Living Peoria, LLC and GMAC Commercial Mortgage Bank (Exhibit 10.1)

(ff)10	.103	—	Schedule identifying substantially identical agreements to Exhibit 10.102 (Exhibit 10.2)

(gg)10	.104	—	Master Lease Agreement, dated October 18, 2005, between Ventas Georgetowne, LLC and Capital Senior Management 2, Inc. (Exhibit 10.1)

(hh)10	.105	—	Contract of Acquisition, dated as of March 7, 2006, between Health Care Property Investors, Inc. and Capital Senior Living Properties 2 — Crosswood Oaks, Inc., Capital Senior Living Properties 2 — Tesson Heights, Inc. and Capital Senior Living Properties 2 — Veranda Club, Inc. (Exhibit 10.1)

(hh)10	.106	—	Contract of Acquisition, dated as of March 7, 2006, between Texas HCP Holding, L.P. and Capital Senior Living Acquisition, LLC (Exhibit 10.2)

(hh)10	.107	—	Agreement of Purchase and Sale of Real Property, dated March 10, 2006, by and between Covenant Place of Abilene, Inc. and Capital Senior Living Acquisition, LLC (Exhibit 10.3)

(hh)10	.108		Schedule identifying substantially identical agreements to Exhibit 10.107 (Exhibit 10.4)

(ii)21	.1	—	Subsidiaries of the Company

(ii)23	.1	—	Consent of KPMG LLP

(ii)23	.2	—	Consent of Ernst & Young LLP

(ii)31	.1	—	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

(ii)31	.2	—	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

(ii)32	.1	—	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number			Description

(ii)32	.2	—	Certification of Ralph A. Beattie pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to exhibit from the Registration Statement No. 333-33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.

(a)	Incorporated by reference to exhibit from the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, filed by the Company with the Securities and Exchange Commission.

(b)	Incorporated by reference to the exhibit from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, filed by the Company with the Securities and Exchange Commission.

(c)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed by the Company with the Securities and Exchange Commission.

(d)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated September 30, 1998, filed by the Company with the Securities and Exchange Commission.

(e)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated October 28, 1998, filed by the Company with the Securities and Exchange Commission.

(f)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.

(g)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, filed by the Company with the Securities and Exchange Commission.

(h)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, filed by the Company with the Securities and Exchange Commission.

(i)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.

(j)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated February 7, 1999, filed by the Company with the Securities and Exchange Commission.

(k)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated February 7, 1999, filed by the Company with the Securities and Exchange Commission.

(l)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated October 19, 1999, filed by the Company with the Securities and Exchange Commission.

(m)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated October 19, 1999, filed by the Company with the Securities and Exchange Commission.

(n)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Registration Statement on Form S-8, filed on December 3, 1999, by the Company with Securities and Exchange Commission.

(o)	Incorporated by reference to the exhibit shown in parenthesis from the Company’s Annual Report on Form 10-K, dated March 30, 2000, filed by the Company with the Securities and Exchange Commission.

(p)	Incorporated by reference to the exhibit shown in parenthesis from the Company’s Current Report on Form 8-K, dated August 15, 2000, filed by the Company with the Securities and Exchange Commission.

(q)	Incorporated by reference to the exhibit shown in parenthesis from the Company’s Current Report on Form 8-K, dated November 28, 2000, filed by the Company with the Securities and Exchange Commission.

(r)	Incorporated by reference to the exhibit shown in parenthesis from the Company’s Annual Report on Form 10-K, dated March 20, 2001, filed by the Company with the Securities and Exchange Commission.

(s)	Incorporated by reference to the exhibit shown in parenthesis from the Company’s Annual Report on Form 10-K, dated March 26, 2002, filed by the Company with the Securities and Exchange Commission.

(t)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, filed by the Company with the Securities and Exchange Commission.

(u)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed by the Company with the Securities and Exchange Commission.

(v)	Incorporated by reference to the exhibit shown in parenthesis from the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.

(w)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, filed by the Company with the Securities and Exchange Commission.

(x)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed by the Company with the Securities and Exchange Commission.

(y)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed by the Company with the Securities and Exchange Commission.

(z)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed by the Company with the Securities and Exchange Commission.

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

(dd)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

(ee)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K/ A, dated June 30, 2005, filed by the Company with the Securities and Exchange Commission on July 11, 2005.

(ff)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K/ A, dated July 18, 2005, filed by the Company with the Securities and Exchange Commission.

(gg)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K/ A, dated October 18, 2005, filed by the Company with the Securities and Exchange Commission.

(hh)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated March 7, 2006, filed by the Company with the Securities and Exchange Commission.

(ii)	Filed herewith.