Form 10-Q
period 2006-03-31
CAPITAL SENIOR LIVING CORP
filed 2006-05-10
CIK 1043000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 1-13445
Capital Senior Living Corporation
(Exact name of registrant as specified in its charter)

Delaware	75-2678809
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14160 Dallas Parkway, Suite 300
Dallas, Texas	75254
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(972) 770-5600
NONE

(Former name, former address and former fiscal year, if changed since last report)
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
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 9, 2006, the Registrant had 26,322,663 outstanding shares of its Common Stock, $0.01 par value.

CAPITAL SENIOR LIVING CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,263	$21,831
Restricted cash	—	973
Accounts receivable, net	2,700	2,586
Accounts receivable from affiliates	516	432
Federal and state income taxes receivable	1,428	1,840
Deferred taxes	591	591
Assets held for sale	2,034	2,034
Property tax and insurance deposits	5,546	5,081
Prepaid expenses and other	1,969	2,729

Total current assets	41,047	38,097
Property and equipment, net	356,423	373,007
Deferred taxes	9,266	8,217
Investments in limited partnerships	4,177	1,401
Other assets, net	14,693	13,329

Total assets	$425,606	$434,051

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,617	$2,834
Accounts payable to affiliates	—	119
Accrued expenses	8,908	10,057
Current portion of notes payable	51,575	7,801
Current portion of interest rate lock	—	2,573
Current portion of deferred income	3,243	1,370
Customer deposits	2,473	2,483

Total current liabilities	68,816	27,237
Deferred income	16,426	3,641
Deferred income from affiliates	64	48
Other long-term liabilities	—	4,977
Notes payable, net of current portion	195,647	252,733
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares — 65,000
Issued and outstanding shares — 26,313 and 26,290 in 2006 and 2005, respectively	263	263
Additional paid-in capital	126,417	126,180
Retained earnings	17,973	18,972

Total shareholders’ equity	144,653	145,415

Total liabilities and shareholders’ equity	$425,606	$434,051

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2006	2005
Revenues:
Resident and health care revenue	$31,396	$23,374
Unaffiliated management services revenue	411	393
Affiliated management services revenue	308	471

Total revenues	32,115	24,238
Expenses:
Operating expenses (exclusive of depreciation and amortization shown below)	20,402	16,124
General and administrative expenses	2,875	2,325
Facility lease expense	2,128	—
Depreciation and amortization	3,257	3,134

Total expenses	28,662	21,583

Income from operations	3,453	2,655
Other income (expense):
Interest income	70	23
Interest expense	(5,329)	(4,230)
Gain on sale of assets	197	—
Gain on interest rate lock	—	267
Other income	54	110

Loss before income taxes and minority interest in consolidated partnership	(1,555)	(1,175)
Benefit for income taxes	556	414

Loss before minority interest in consolidated partnership	(999)	(761)
Minority interest in consolidated partnership	—	3

Net loss	$(999)	$(758)

Per share data:
Basic loss per share	$(0.04)	$(0.03)

Diluted loss per share	$(0.04)	$(0.03)

Weighted average shares outstanding — basic	25,940	25,754

Weighted average shares outstanding — diluted	25,940	25,754

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2006	2005
Operating Activities
Net loss	$(999)	$(758)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,114	3,038
Amortization	143	96
Amortization of deferred financing charges	324	191
Amortization of deferred lease costs	38	—
Amortization of imputed interest	55	55
Minority interest in consolidated partnership	—	(3)
Deferred income from affiliates	16	10
Deferred income	441	252
Deferred income taxes	(1,049)	101
Equity in the earnings of affiliates	(54)	(110)
Gain on sale of assets	(197)	—
Gain on treasury rate lock agreements	—	(267)
Stock based compensation expense	169	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(114)	(164)
Accounts receivable from affiliates	(84)	852
Property tax and insurance deposits	(465)	(545)
Prepaid expenses and other	747	1,263
Other assets	(1,536)	(82)
Accounts payable and accrued expenses	(1,485)	552
Federal and state income taxes receivable/payable	412	(623)
Customer deposits	(10)	21

Net cash (used in) provided by operating activities	(534)	3,879
Investing Activities
Capital expenditures	(1,096)	(458)
Proceeds from the sale of assets	29,153	—
Net (investment in) distributions from limited partnerships	(2,722)	80

Net cash provided by (used in) investing activities	25,335	(378)
Financing Activities
Repayments of notes payable	(19,094)	(2,510)
Restricted cash	973	(160)
Cash proceeds from the exercise of stock options	46	29
Excess tax benefits on stock options exercised	22	—
Cash paid to settle interest rate lock agreement	(1,823)	—
Deferred financing charges paid	(493)	(377)

Net cash used in financing activities	(20,369)	(3,018)

Increase in cash and cash equivalents	4,432	483
Cash and cash equivalents at beginning of period	21,831	19,515

Cash and cash equivalents at end of period	$26,263	$19,998

Supplemental Disclosures
Cash paid during the period for:
Interest	$5,097	$3,258

Income taxes	$82	$140

Non-cash transactions:
Conversion of interest rate cap agreement to notes payable	$5,727	$—

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
1. BASIS OF PRESENTATION
Capital Senior Living Corporation, a Delaware corporation (the “Company”), was incorporated on October 25, 1996. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
The accompanying consolidated balance sheet, as of December 31, 2005, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2005, and the accompanying unaudited consolidated financial statements, as of March 31, 2006 and 2005, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006.
In the opinion of management of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2006, results of operations for the three months ended March 31, 2006 and 2005 and cash flows for the three months ended March 31, 2006 and 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for the year ending December 31, 2006.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share considers the dilutive effect of outstanding options calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted loss per share (in thousands, except for per share amounts):

	Three Months Ended
	March 31,
	2006	2005
Net loss	$(999)	$(758)

Weighted average shares outstanding – basic and diluted	25,940	25,754

Basic loss per share	$(0.04)	$(0.03)

Diluted loss per share	$(0.04)	$(0.03)

Options were not dilutive in the first quarter of fiscal 2006 and 2005 as the Company reported a net loss in both fiscal periods.
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

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
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
Effective July 1, 2005, the Company early adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-based Payment” (“Statement 123R”), which requires all share based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The Company adopted Statement 123R using the modified prospective method. Under the modified prospective method the Company recognized compensation expense for new share-based awards and recognized compensation expense for the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. The Company has not adjusted prior period financial statements under the modified prospective method. The impact of expensing stock awards resulted in stock compensation expense of $0.2 million ($0.1 million after related taxes) during the first quarter of fiscal 2006.
Under APB No. 25, pro forma expense for stock awards with pro-rata vesting was calculated on a straight line basis over the awards vesting period which typically ranges from one to five years. Upon the adoption of Statement 123R, the Company records stock compensation expense on a straight line basis over the awards vesting period, which ranges from one to four years.
The following table shows the effect on net income and earnings per share as if the fair value method had been applied to all outstanding awards in the first quarter of fiscal 2006 and 2005. The information for the first quarter of fiscal 2006 is provided in the table for purposes of comparability.

	Three Months Ended
	March 31,
	2006	2005
Net loss as reported	$(999)	$(758)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	168	—
Deduct: Total stock-based employee compensation expense determined under the fair value method	(168)	(584)

Pro forma net loss	(999)	(1,342)

Net loss per share – basic
As reported	$(0.04)	$(0.03)

Pro forma	(0.04)	(0.05)

Net loss per share – diluted
As reported	$(0.04)	$(0.03)

Pro forma	$(0.04)	$(0.05)

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
March 31, 2006
(Unaudited)
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
The following table presents the Company’s assumptions utilized to estimate the grant date fair value of stock options:

Three Months Ended
March 31, 2006
Expected volatility	53%
Expected dividend yield	0%
Expected term in years	7.5
Risk free rate	4.3%
Expected forfeiture rate	8.0%
On February 10, 2005, the Company’s Compensation Committee of the Board of Directors accelerated the vesting on 151,976 unvested stock options, with an option price of $6.30, awarded to officers and employees. These options were originally scheduled to vest in December 2005. The market price of the Company’s common stock at the close of business on February 10, 2005 was $5.61. The Compensation Committee’s decision to accelerate the vesting of these options was in response to the FASB’s issuance of Statement 123R. By accelerating the vesting of these options, the Company was not required to recognize any compensation expense related to these options in its statement of operations.
On February 13, 2006, the Company issued 18,000 shares of restricted common stock to certain employees of the Company. These restricted shares vest over a four year period.
The Company issued 10,735 and 10,757 shares of common stock, during the first quarter of fiscal 2006 and 2005, respectively, pursuant to the exercise of stock options by certain employees of the Company.
Interest Rate Cap, Lock and Swap Agreements
Effective January 31, 2005, the Company entered into interest rate cap agreements with two commercial banks to reduce the impact of increases in interest rates on the Company’s variable rate loans. One interest rate cap agreement effectively limits the interest rate exposure on $100 million notional amount to a maximum LIBOR rate of 5%, as long as one-month LIBOR is less than 7%. If one-month LIBOR is greater than 7%, the agreement effectively limits the interest rate on the same $100 million notional amount to a maximum LIBOR rate of 7%. In March 2006, the Company sold $67 million of the notional amount of this interest rate cap and as a result received $0.3 million in cash and recorded a gain on sale of $0.1 million. This interest rate cap agreement is still in effect to limit interest rate exposure on $33 million notional amount and expires on January 31, 2008. The second interest cap agreement effectively limited the interest rate exposure on a $50 million notional amount to a maximum LIBOR rate of 5% and expired on January 31, 2006. The Company paid $0.4 million for the interest rate caps and the costs of these agreements are being amortized to interest expense over the life of the agreements except for amounts written off when the notional amounts were sold.
The Company was party to interest rate lock agreements, which were used to hedge the risk that the costs of future issuance of debt may be adversely affected by changes in interest rates. Under the treasury lock agreements, the Company agreed to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional principal amount of indebtedness based on the locked rate at the date when the agreement was established and the yield of a United States Government 10-Year Treasury Note on the settlement date of January 3, 2006. The notional amounts of the agreements were not exchanged. These treasury lock agreements were entered into with a major financial institution in order to minimize counterparty credit risk. The locked rates range from 7.5% to 9.1%. On December 30,

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
2004, the Company refinanced the underlying debt and this refinancing resulted in the interest rate lock agreements no longer qualifying as an interest rate hedge. The Company reflected the interest rate lock agreements at fair value in the Company’s balance sheet (as a long-term liability, net of current portion) and related gains and losses were recognized in the statement of operations. On January 3, 2006, the Company settled the treasury lock liability by paying $1.8 million in cash and converting the remaining balance of $5.7 million to a five-year note. The note bears interest at LIBOR plus 250 basis points with the principal amortized on a straight-line basis over a seven year term. Prior to refinancing the underlying debt, the treasury lock agreements were reflected at fair value in the Company’s balance sheet (Other long term liabilities) and the related gains or losses on these agreements were deferred in stockholders’ equity (as a component of Other comprehensive income).
Reclassifications
     Certain reclassifications have been made to the financial statements for the three month period ended March 31, 2005 to conform to the presentation of the financial statements for the three month period ended March 31, 2006.
Liquidity
The Company has $47.0 million in debt outstanding with Guaranty Bank that matures in January 2007. The Company is currently working to refinance the debt and expects to complete this refinancing during the second quarter of fiscal 2006. However, there can be no assurance that the refinancing will occur or that it will be on terms acceptable to the Company. This debt is classified as a current liability in the Company’s consolidated balance sheet.
3. TRANSACTIONS WITH AFFILIATES
Spring Meadows
     In November 2004, the Company formed four joint ventures (collectively “SHPII/CSL”) with Senior Housing Partners II, LP (“SHPII”), a fund managed by Prudential Real Estate Investors (“Prudential”), which joint ventures are owned 95% by SHPII and 5% by the Company. Effective as of November 30, 2004, the Company acquired Lehman Brothers’ (“Lehman”) interest in four joint ventures that owned the four communities (the “Spring Meadows Communities”) and simultaneously sold the Spring Meadows Communities to SHPII/CSL. As a result these transactions, the Company paid $1.1 million for Lehman’s interest in the joint ventures, received $0.9 million in net assets and wrote-off the remainder totaling $0.2 million. In addition, the Company contributed $1.3 million to SHPII/CSL for its 5% interest. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $52,000 and $36,000 for the three months ended March 31, 2006 and 2005, respectively. In addition, the Company earned $0.3 million and $0.2 million in management fees on the Spring Meadows Communities in the first quarter of fiscal 2006 and 2005, respectively. The Company defers 5% of its management fee income earned from SHPII/CSL. Deferred management fee income is being amortized into income over the term of the Company’s management contract. As of March 31, 2006, the Company had deferred income of approximately $59,000 relating to SHPII/CSL.
Midwest
     On January 13, 2006, the Company announced the formation of a joint venture, Midwest Portfolio Holdings, Inc. (“Midwest”) with GE Healthcare Financial Services (“GE Healthcare”) to acquire five senior housing communities from a third party. Midwest is currently owned approximately 89% by GE Healthcare and 11% by the Company. The Company paid $2.7 million for its interests in Midwest. Midwest agreed to pay approximately $46.9 million for the five communities. The five communities comprise 293 assisted living units with a resident capacity of 389. Effective as of February 1, 2006, Midwest acquired four of the five communities and on March 31, 2006 Midwest closed on the fifth community. The Company manages the five communities acquired under long-term management agreements with Midwest. The Company accounts for its investment in Midwest under the equity method of accounting and the Company

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
recognized earnings in the equity of Midwest of $2,000 for the three months ended March 31, 2006. In addition, the Company earned $49,000 in management fees on the Midwest communities in the first quarter of fiscal 2006. The Company defers 11% of its management fee income earned from Midwest and the deferred management fee income is being amortized into income over the term of the Company’s management contract. As of March 31, 2006, the Company had deferred income of approximately $6,000 relating to Midwest.
BRE/CSL
     In December 2001, the Company formed a series of joint ventures (“BRE/CSL”) with an affiliate of Blackstone Real Estate Advisors, Inc. (“Blackstone”) and the joint ventures are owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint ventures, each of the Company and Blackstone must approve any acquisitions made by BRE/CSL. Each party must also contribute its pro rata portion of the costs of any acquisition.
BRE/CSL previously owned six senior living communities. The Company managed the six communities owned by BRE/CSL under long-term management contracts. The Company accounted for its investment in BRE/CSL under the equity method of accounting and the Company recognized earnings in the equity of BRE/CSL of $0.1 million for the three months ended March 31, 2005. In addition, the Company earned $0.2 in management fees on the BRE/CSL communities in the first quarter of fiscal 2005. The Company deferred 5% of its management fee income earned from BRE/CSL and the deferred management fee income was being amortized into income over the term of the Company’s management contract. As described in greater detail below, effective as of September 30, 2005, Ventas Healthcare Properties, Inc. (“Ventas”) acquired the six communities owned by BRE/CSL for approximately $84.6 million and the Company entered into a series of lease agreements whereby the Company leases the six communities from Ventas.
4. FACILITY LEASE TRANSACTIONS
Ventas
     Effective as of June 30, 2005, BRE/CSL entered into a Purchase and Sale Agreement (the “Ventas Purchase Agreement”) with Ventas to sell the six communities owned by BRE/CSL to Ventas for approximately $84.6 million. In addition, Ventas and the Company entered into certain Master Lease Agreements (the “Ventas Lease Agreements”) whereby the Company agreed to lease the six communities from Ventas. Effective as of September 30, 2005, Ventas completed the purchase of the six communities from BRE/CSL and the Company began consolidating the operations of the six communities in its consolidated statement of operations under the terms of the Ventas Lease Agreements. The Ventas Lease Agreements each have an initial term of ten years, with two five year renewal extensions available at the Company’s option. The initial lease rate under the Ventas Lease Agreements is 8% and is subject to certain conditional escalation clauses. The Company incurred $1.3 million in lease acquisition costs related to the Ventas Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10 year lease term and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for the Ventas Lease Agreements as operating leases. The sale of the six communities from BRE/CSL to Ventas resulted in the Company receiving cash proceeds of $6.1 million and recording a gain of approximately $4.2 million, which has been deferred and is being recognized in the Company’s statement of operations over the initial 10 year lease term.
     On October 18, 2005, the Company entered into an agreement with Ventas to lease a senior living community located in Fort Wayne, Indiana (“Georgetowne Place”) which Ventas acquired from a third party for approximately $19.5 million. Georgetowne Place is a 162 unit senior living community with a capacity of 247 residents. This lease has an initial term of ten years, with two 5 year renewal extensions available at the Company’s option. The initial lease rate is 8% and is subject to conditional escalation provisions. The Company incurred $0.2 million in lease acquisition costs related to this lease. These deferred lease acquisition costs are being amortized over the initial 10 year lease term and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for this lease as an operating lease.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
     On March 31, 2006, the Company sold its Towne Centre community (“Towne Centre”) to an affiliate of Ventas in a sale/leaseback transaction valued at $29.0 million. This lease is effective as of April 1, 2006 and has an initial term of nine and one-half years, with two five year renewal extensions available at the Company’s option. The initial lease rate is 8% and is subject to certain conditional escalation clauses. The Company incurred $0.1 million in lease acquisition costs. These deferred lease acquisition costs will be amortized over the initial lease term and will be included in facility lease expense in the Company’s statement of operations. The Company will account for this lease as an operating lease. As a result of this sale/leaseback transaction the Company received cash proceeds of approximately $12.7 million, net of closing costs, retired debt of approximately $16.2 million and recorded a gain of approximately $14.3 million, which has been deferred and will be recognized in the Company’s statement of operations over the initial lease term.
5. CONTINGENCIES
     In April 2005, the Company filed a claim before the American Arbitration Association in Dallas, Texas against a former brokerage consultant and her company (collectively, “Respondents”) for (1) a declaratory judgment that it has fulfilled certain obligations to Respondents under contracts the parties had signed related to the acquisition by the Company of all the outstanding stock of CGI Management, Inc. (“CGIM”), a wholly owned subsidiary of the Covenant Group of Texas (“Covenant”), (2) for damages resulting from alleged breach of a confidentiality provision, and (3) for damages for unpaid referral fees. Respondent filed a counterclaim for causes of action including breach of contract, duress, and undue infliction of emotional distress. The claim and counterclaim have now been settled.
     On January 11, 2006, the Company received a demand letter from the Texas Property and Casualty Insurance Guaranty Association (“TPCIGA”) for repayment of $199,737 in worker’s compensation payments allegedly made by TPCIGA on behalf of Company employees. The Company has also received other correspondence for repayment of $45,358. TPCIGA’s letter states that it has assumed responsibility for insureds of Reliance Insurance Company (“Reliance”) which was declared insolvent and ordered into liquidation in October of 2001 by the Commonwealth Court of Pennsylvania. Reliance had been the Company’s worker’s compensation carrier. TPCIGA’s demand letter states that under the Texas Insurance Code, TPCIGA is entitled to seek reimbursement from an insured for sums paid on its behalf if the insured’s net worth exceeds $50 million at the end of the year immediately proceeding the impaired insurer’s insolvency. TPCIGA states that it pursues reimbursement of these payments from the Company pursuant to this “net worth” provision. The Company has requested additional information from TPCIGA to verify that the Company was indeed the employer of the individuals on whose behalf the TPCIGA has paid claims. The TPCIGA has not provided sufficient documentation at this time for the Company to be able to fully evaluate all of these claims. The Company is unable at this time to estimate the potential liability, if any, related to this claim.
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
Overview
The following discussion and analysis addresses (i) the Company’s results of operations for the three months ended March 31, 2006 and 2005, respectively, and (ii) liquidity and capital resources of the Company and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report.
The Company is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior living communities throughout the United States. The Company’s operating strategy is to provide quality senior living services to its residents, while achieving and sustaining a strong, competitive position within its chosen markets, as well as to continue to enhance the performance of its operations. The Company provides senior living services to the elderly, including independent living, assisted living, skilled nursing and home care services.
As of March 31, 2006, the Company operated 59 senior living communities in 21 states with an aggregate capacity of approximately 9,100 residents, including 38 senior living communities which the Company owned, or in which the Company had an ownership interest, seven communities that the company leased and 14 communities it managed for third parties. As of March 31, 2006, the Company also operated one home care agency.
The Company generates revenue from a variety of sources. For the three months ended March 31, 2006, the Company’s revenue was derived as follows: 97.8% from the operation of 36 owned and leased senior living communities, and 2.2% from management fees arising from management services provided for 8 affiliate owned senior living communities and 15 unaffiliated senior living communities.
Ventas Transactions
     Effective as of June 30, 2005, BRE/CSL entered into the Ventas Purchase Agreement with Ventas to sell the six communities owned by BRE/CSL to Ventas for approximately $84.6 million. In addition, Ventas and the Company entered into the Ventas Lease Agreements whereby the Company agreed to lease the six communities from Ventas. Effective as of September 30, 2005, Ventas completed the purchase of the six communities from BRE/CSL and the Company began consolidating the operations of the six communities in its consolidated statement of operations under the terms of the Ventas Lease Agreements. The Ventas Lease Agreements each have an initial term of ten years, with two five year renewal extensions available at the Company’s option. The initial lease rate under the Ventas Lease Agreements is 8% and is subject to certain conditional escalation clauses. The Company incurred $1.3 million in lease acquisition costs related to the Ventas Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10 year lease term and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for the Ventas Lease Agreements as operating leases. The sale of the six communities from BRE/CSL to Ventas resulted in the Company receiving cash proceeds of $6.1 million and recording a gain of approximately $4.2 million, which has been deferred and is being recognized in the Company’s statement of operations over the initial 10 year lease term.

CAPITAL SENIOR LIVING CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
     On October 18, 2005, the Company entered into an agreement with Ventas to lease Georgetowne Place which Ventas acquired from a third party for approximately $19.5 million. Georgetowne Place is located in Fort Wayne, Indiana and is a 162 unit senior living community with a capacity of 247 residents. This lease has an initial term of ten years, with two 5 year renewal extensions available at the Company’s option. The initial lease rate is 8% and is subject to conditional escalation provisions. The Company incurred $0.2 million in lease acquisition costs related to this lease. These deferred lease acquisition costs are being amortized over the initial 10 year lease term and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for this lease as an operating lease.
     On March 31, 2006, the Company sold Towne Centre to an affiliate of Ventas in a sale/leaseback transaction valued at $29.0 million. This lease is effective as of April 1, 2006 and has an initial term of nine and one-half years, with two five year renewal extensions available at the Company’s option. The initial lease rate is 8% and is subject to certain conditional escalation clauses. The Company incurred $0.1 million in lease acquisition costs. These deferred lease acquisition costs will be amortized over the initial lease term and will be included in facility lease expense in the Company’s statement of operations. The Company will account for this lease as an operating lease. As a result of this sale/leaseback transaction the Company received cash proceeds of approximately $12.7 million, net of closing costs, retired debt of approximately $16.2 million and recorded a gain of approximately $14.3 million, which has been deferred and will be recognized in the Company’s statement of operations over the initial lease term.
Midwest Transaction
     On January 13, 2006, the Company announced the formation of Midwest a joint venture with GE Healthcare to acquire five senior housing communities from a third party. Midwest is currently owned approximately 89% by GE Healthcare and 11% by the Company. The Company paid $2.7 million for its interest in Midwest. Midwest agreed to pay approximately $46.9 million for the five communities. The five communities comprise 293 assisted living units with a resident capacity of 389. Effective as of February 1, 2006, Midwest acquired four of the five communities and on March 31, 2006 Midwest closed on the fifth community. The Company manages the five communities acquired under long-term management agreements with Midwest. The Company accounts for its investment in Midwest under the equity method of accounting and the Company recognized earnings in the equity of Midwest of $2,000 for the three months ended March 31, 2006.
HCPI Transactions
     On March 8, 2006, the Company announced that it had entered into an agreement to sell three communities owned by the Company to Healthcare Property Investor, Inc. (“HCPI”) in a sale/leaseback transaction valued at approximately $54.0 million. The lease agreements will have an initial term of ten years. The initial lease rate under the lease agreements will be 8% and will be subject to certain conditional escalation clauses. The Company expects to account for these leases as operating leases and expects the transaction to close in the second quarter of fiscal 2006. The sale of the three communities to HCPI is expected to result in the Company receiving approximately $23.5 million in cash proceeds, reducing notes payable by $29.6 million and the Company expects to record a gain of approximately $13.0 million, which will be deferred and recognized in the Company’s statement of operations over the initial 10 year lease term.
     On March 13, 2006, the Company announced that it had exercised its option to acquire the seven communities owned by Covenant and upon completion of the acquisitions, will immediately sell six of the seven communities to HCPI in a sale/leaseback transaction valued at approximately $43.0 million. The Company is currently marketing the seventh community and intends to complete a sale as soon as possible. The Company expects to account for these leases as operating leases and expects the transaction to close in the second quarter of fiscal 2006. The Company expects as a result of these transactions to receive approximately $4.5 million in cash proceeds and to record a gain of $3.0 to $4.0 million. The gain will be recognized in the Company’s statement of operations over the initial 10 year lease term. The initial lease rate under the lease agreements will be 8% and will be subject to certain conditional escalation clauses.

CAPITAL SENIOR LIVING CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Management Agreements
The Company managed and operated the 36 communities it wholly owned or leased, eight communities owned by joint ventures in which the Company has a minority interest and 16 communities owned by third parties including one community in pre-lease as of March 31, 2006. For communities owned by joint ventures and third parties the Company typically receives a management fee of 5% of gross revenue. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community.
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
The Company is party to a property management agreement (the “SHPII Management Agreement”) with SHPII to manage one senior living community. The SHP Management Agreement extends until June 2008 and provides for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the community. The Company earned $45,000 and $40,000 under the terms of the SHP Management Agreement for the three months ended March 31, 2006 and 2005, respectively.
     The Company entered into a series of property management agreements (the “SHPII/CSL Management Agreements”), effective as of November 30, 2004, with SHPII/CSL, which is owned 95% by SHPII and 5% by the Company, which collectively own and operate the Spring Meadows Communities. The SHPII/CSL Management Agreements extend until various dates through November 2014. The SHPII/CSL Management Agreements provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the Spring Meadows Communities. The Company earned $0.3 million and $0.2 million under the terms of the SHPII/CSL Management Agreements for the three months ended March 31, 2006 and 2005, respectively. The Company defers 5% of its management fee income earned from SHPII/CSL. Deferred management fee income is being amortized into income over the term of the Company’s management contract. As of March 31, 2006, the Company had deferred income of approximately $59,000 relating to SHPII/CSL.
Effective as of August 18, 2004, the Company acquired from Covenant all of the outstanding stock of CGIM. This acquisition resulted in the Company assuming the management contracts (the “CGIM Management Agreements”) on 14 senior living communities with a combined resident capacity of approximately 1,800 residents. The CGIM Management Agreements expire on various dates through August 2019. The CGIM Management Agreements generally provide for management fees of 5% to 5.5% of gross revenues, subject to certain base management fees. The Company earned $0.4 million under the terms of the CGIM Management Agreements in each of the three months ended March 31, 2006 and 2005, respectively.
     The Company entered into a series of property management agreements (the “Midwest Management Agreements”), effective as of February 1, 2006 with Midwest, which is currently owned approximately 89% by GE Healthcare and 11% by the Company. The Midwest Management Agreements extend through January 2011. The Midwest Management Agreements provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. The Company earned $49,000 under the terms of the Midwest Management Agreements for the three months ended March 31, 2006. The Company defers 11% of its management fee income earned from Midwest and the deferred management fee income is being amortized into income over the term of the Company’s management contract.

CAPITAL SENIOR LIVING CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
As of March 31, 2006, the Company had deferred income of approximately $6,000 relating to Midwest.
The Company was party to a series of property management agreements (the “BRE/CSL Management Agreements”) with BRE/CSL, which collectively owned and operated six senior living communities. The BRE/CSL Management Agreements provided for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. The Company earned $0.2 million under the terms of the BRE/CSL Management Agreements for the three months ended March 31, 2005. Effective as of September 30, 2005, Ventas acquired the six communities owned by BRE/CSL for approximately $84.6 million and the Company entered into a series of lease agreements whereby the Company leases the six communities from Ventas.
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

	Three Months Ended March 31,
	2006		2005
	$	%	$	%
Revenues:
Resident and healthcare revenue	$31,396	97.8	$23,374	96.4
Unaffiliated management service revenue	411	1.2	393	1.6
Affiliated management service revenue	308	1.0	471	2.0

Total revenues	32,115	100.0	24,238	100.0
Expenses:
Operating expenses (exclusive of depreciation and amortization shown below)	20,402	63.5	16,124	66.5
General and administrative expenses	2,875	9.0	2,325	9.6
Facility lease expense	2,128	6.6	—	—
Depreciation and amortization	3,257	10.1	3,134	12.9

Total expenses	28,662	89.2	21,583	89.0

Income from operations	3,453	10.8	2,655	11.0
Other income (expense):
Interest income	70	0.2	23	0.1
Interest expense	(5,329)	(16.6)	(4,230)	(17.5)
Gain on sale of assets	197	0.6	—	—
Gain on treasury lock agreement	—	—	267	1.1
Other income	54	0.2	110	0.5

Loss before income taxes and minority interest in consolidated partnership	(1,555)	(4.8)	(1,175)	(4.8)
Benefit for income taxes	556	1.7	414	1.7

Loss before minority interest in consolidated partnership	(999)	(3.1)	(761)	(3.1)
Minority interest in consolidated partnership	—	—	3	0.0

Net loss	$(999)	(3.1)	$(758)	(3.1)

CAPITAL SENIOR LIVING CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005
Revenues. Total revenues were $32.1 million in the three months ended March 31, 2006 compared to $24.2 million for the three months ended March 31, 2005, representing an increase of approximately $7.9 million or 32.5%. This increase in revenue is primarily the result of an $8.0 million increase in resident and healthcare revenue offset by a decrease in management services revenue of $0.1 million. The increase in resident and healthcare revenue reflects an increase of $5.5 million from the consolidation of the six communities previously owned by BRE/CSL that were sold to Ventas and leased back by the Company on September 30, 2005, $1.0 million from the consolidation of Georgetowne Place which the Company leased from Ventas on October 19, 2005 and an increase in resident and healthcare revenue at the Company’s other communities of $1.5 million as a result of higher occupancy and rental rates in the current fiscal year. The decrease in management services revenue in the first quarter of fiscal 2006 compared to the prior year primarily results from the sale of the six communities owned by BRE/CSL to Ventas.
Expenses. Total expenses were $28.7 million in the first quarter of fiscal 2006 compared to $21.6 million in the first quarter of fiscal 2005, representing an increase of $7.1 million or 32.8%. This increase is primarily the result of an increase in operating expenses of $4.3 million, an increase in general and administrative expenses of $0.6 million, an increase in facility lease expense of $2.1 million and an increase in depreciation and amortization expense of $0.1 million. Operating expenses increased to $20.4 million compared to $16.1 million in the prior year. This 26.5% increase in operating expenses primarily results from $3.3 million in operating expenses related to the six communities leased from Ventas on September 30, 2005, $0.6 million in operating expenses from the operations of Georgetowne Place community which was leased from Ventas on October 19, 2005, and an increase in operating expenses at the Company’s other communities of $0.4 million. General and administrative expenses increased to $2.9 million in the first quarter of fiscal 2006 compared to $2.3 million in first quarter of fiscal 2005. This 23.7% increase in general and administrative expenses primarily results from a $0.2 million increase in employee compensation and benefit costs, $0.2 million in stock compensation expense, and an increase of $0.1 million in insurance costs. Facility lease expense represents actual rent paid plus amortization expense relating to lease acquisition cost on the seven communities leased from Ventas. Depreciation and amortization expense increased to $3.3 million in the first quarter of fiscal 2006 compared to $3.1 million in the first quarter of fiscal 2005.
Other income and expense. Interest income increased $0.1 million in the first quarter of fiscal 2006 from $23,000 in the first quarter of fiscal 2005. Interest expense increased $1.1 million to $5.3 million in the first quarter of 2006 compared to $4.2 million in the first quarter of 2005. This 26.0% increase in interest expense is primarily the result higher interest rates on the Company’s variable rate notes in the current fiscal year. Gain on sale of assets in the first quarter of fiscal 2006 represents the recognition of deferred gains associated with the sale / leaseback of the six BRE/CSL communities of $0.1 million and the recognition of a gain related to the sale of a portion of the Company’s interest rate cap which resulted in a gain of $0.1 million. As a result of the Company’s sale / leaseback transactions, the Company deferred $18.5 million in gains that are being recognized into income over the initial lease term. During the first quarter of fiscal 2005, the Company recognized a gain of $0.3 million as a result of the change in fair value of its treasury lock agreements. Other income in the first quarter of fiscal 2006 and 2005 relates to the Company’s equity in the earnings of affiliates, which represents the Company’s share of the earnings on its investments in SHPII/CSL, Midwest and BRE/CSL.
Benefit for income taxes. Benefit for income taxes in the first quarter of fiscal 2006 was $0.6 million or 35.8% of loss before taxes, compared to a benefit for income taxes of $0.4 million or 35.3% in the first quarter of fiscal 2005. The effective tax rates for the first quarter of 2006 and 2005 differ from the statutory tax rates because of state income taxes and permanent tax differences.
Minority interest. Minority interest in fiscal 2005 represents the minority holder’s share of the losses incurred by HealthCare Properties Liquidating Trust (“HCP”).

CAPITAL SENIOR LIVING CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Net income. As a result of the foregoing factors, net loss increased $0.2 million to a net loss of $1.0 million for the three months ended March 31, 2006, as compared to a net loss of $0.8 million for the three months ended March 31, 2005.
Liquidity and Capital Resources
In addition to approximately $26.2 million of cash balances on hand as of March 31, 2006, the Company’s principal sources of liquidity are expected to be cash flows from operations, proceeds from the sale of assets, cash flows from SHPII/CSL and Midwest and/or additional refinancing. The Company expects its available cash and cash flows from operations, proceeds from the sale of assets, and cash flows from SHPII/CSL and Midwest to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company from time to time considers and evaluates transactions related to its portfolio including refinancings, purchases and sales, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.
The Company has $47.0 million in debt outstanding with Guaranty Bank that matures in January 2007. The Company is currently working to refinance the debt and expects to complete this refinancing during the second quarter of fiscal 2006. However, there can be no assurance that the refinancing will occur or that it will be on terms acceptable to the Company. This debt is classified as a current liability in the Company’s consolidated balance sheet.
The Company had net cash used in operating activities of $0.5 million in the first quarter of fiscal 2006 compared to net cash provided by operating activities of $3.9 million in the first quarter of fiscal 2005. In the first quarter of fiscal 2006, net cash used in operating activities was primarily derived from a net loss of $1.0 million, an increase in accounts receivable of $0.2 million, an increase in property tax and insurance deposits of $0.4 million, an increase in other assets of $1.5 million, a decrease in accounts payable and accrued expenses of $1.5 million offset by net non-cash charges of $3.0 million, a decrease in federal and state income taxes receivable of $0.4 million and a decrease in prepaid and other expenses of $0.7 million. In first quarter of fiscal 2005, net cash provided by operating activities was primarily derived from net noncash charges of $3.4 million, a decrease in accounts receivable of $0.7 million, a decrease in prepaid expenses and other of $1.3 million and an increase in accounts payable and accrued expenses of $0.5 million, offset by a net loss of $0.8 million, an increase in property tax and insurance deposits of $0.5 million, an increase in other assets of $0.1 million, and an increase in federal and state income tax receivable of $0.6 million.
The Company had net cash provided by investing activities of $25.3 million in the first quarter of fiscal 2006 compared to net cash used in investing activities of $0.4 million in the first quarter of fiscal 2005. In the first quarter of fiscal 2006, net cash provided by investing activities was primarily derived from proceeds from the sale of the Company’s Towne Centre community of $28.9 million, proceeds from the sale of an interest rate cap of $0.2 million offset by capital expenditures of $1.1 million and investments in the Midwest joint venture of $2.7 million. In the first quarter of fiscal 2005, the net cash used in investing activities was primarily the result of capital expenditures of $0.5 million offset by $0.1 million in distributions from limited partnerships.
The Company had net cash used in financing activities of $20.4 million and $3.0 million in the first quarter of fiscal 2006 and 2005, respectively. For the first quarter of fiscal 2006, net cash used in financing activities primarily results from the repayment of notes payable of $19.1 million, cash paid to settle the Company’s interest rate lock agreement of $1.8 million and deferred financing charges paid of $0.5 million offset by the release of restricted cash of $1.0 million. For the first quarter of fiscal 2005 the net cash used in financing activities primarily results from repayments of notes payable of $2.5 million, cash restricted under the terms of the Company’s treasury lock agreements of $0.2 million and deferred financing costs paid relating to the Company’s interest rate caps of $0.4 million offset by proceeds from the exercise of stock options.
The Company derives the benefits and bears the risks related to the communities it owns. The cash flows and profitability of owned communities depends on the operating results of such communities and are subject to certain risks

CAPITAL SENIOR LIVING CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
of ownership, including the need for capital expenditures, financing and other risks such as those relating to environmental matters.
Ventas Transactions
     Effective as of June 30, 2005, BRE/CSL entered into the Ventas Purchase Agreement with Ventas to sell the six communities owned by BRE/CSL to Ventas for approximately $84.6 million. In addition, Ventas and the Company entered into the Ventas Lease Agreements whereby the Company agreed to lease the six communities from Ventas. Effective as of September 30, 2005, Ventas completed the purchase of the six communities from BRE/CSL and the Company began consolidating the operations of the six communities in its consolidated statement of operations under the terms of the Ventas Lease Agreements. The Ventas Lease Agreements each have an initial term of ten years, with two five year renewal extensions available at the Company’s option. The initial lease rate under the Ventas Lease Agreements is 8% and is subject to certain conditional escalation clauses. The Company incurred $1.3 million in lease acquisition costs related to the Ventas Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10 year lease term and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for the Ventas Lease Agreements as operating leases. The sale of the six communities from BRE/CSL to Ventas resulted in the Company receiving cash proceeds of $6.1 million and recording a gain of approximately $4.2 million, which has been deferred and is being recognized in the Company’s statement of operations over the initial 10 year lease term.
     On October 18, 2005, the Company entered into an agreement with Ventas to lease Georgetowne Place which Ventas acquired from a third party for approximately $19.5 million. Georgetowne Place is located in Fort Wayne, Indiana and is a 162 unit senior living community with a capacity of 247 residents. This lease has an initial term of ten years, with two 5 year renewal extensions available at the Company’s option. The initial lease rate is 8% and is subject to conditional escalation provisions. The Company incurred $0.2 million in lease acquisition costs related to this lease. These deferred lease acquisition costs are being amortized over the initial 10 year lease term and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for this lease as an operating lease.
     On March 31, 2006, the Company sold Towne Centre to an affiliate of Ventas in a sale/leaseback transaction valued at $29.0 million. This lease is effective as of April 1, 2006 and has an initial term of nine and one-half years, with two five year renewal extensions available at the Company’s option. The initial lease rate is 8% and is subject to certain conditional escalation clauses. The Company incurred $0.1 million in lease acquisition costs. These deferred lease acquisition costs will be amortized over the initial lease term and will be included in facility lease expense in the Company’s statement of operations. The Company will account for this lease as an operating lease. As a result of this sale/leaseback transaction the Company received cash proceeds of approximately $12.7 million net of closing costs, retired debt of approximately $16.2 million and recorded a gain of approximately $14.3 million, which has been deferred and will be recognized in the Company’s statement of operations over the initial lease term.
Midwest Transaction
     On January 13, 2006, the Company announced the formation of Midwest, a joint venture with GE Healthcare, to acquire five senior housing communities from a third party. Midwest agreed to pay approximately $46.9 million for the five communities. The five communities comprise 293 assisted living units with a resident capacity of 389. Effective as of February 1, 2006, Midwest acquired four of the five communities and on March 31, 2006 Midwest closed on the fifth community. The Company paid $2.7 million for its approximate 11% interest in Midwest and manages the five communities acquired under long-term management agreements with Midwest. The Company accounts for its investment in Midwest under the equity method of accounting and the Company recognized earnings in the equity of Midwest of $2,000 for the three months ended March 31, 2006. The Company defers 11% of its management fee income earned from Midwest and the deferred management fee income is being amortized into income over the term of the Company’s management contract. As of March 31, 2006, the Company had deferred income of approximately $6,000 relating to Midwest.

CAPITAL SENIOR LIVING CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
HCPI Transactions
     On March 8, 2006, the Company announced that it had entered into an agreement to sell three communities owned by the Company to HCPI in a sale / leaseback transaction valued at approximately $54.0 million. The lease agreements will have an initial term of ten years. The initial lease rate under the lease agreements will be 8% and will be subject to certain conditional escalation clauses. The Company expects to account for these leases as operating leases and expects the transaction to close in the second quarter of fiscal 2006. The sale of the three communities to HCPI is expected to result in the Company receiving approximately $23.5 million in cash, proceeds reducing notes payable by $29.6 million and the Company expects to record a gain of approximately $13.0 million, which will be deferred and recognized in the Company’s statement of operations over the initial 10 year lease term.
     On March 13, 2006, the Company announced that it had exercised its option to acquire the seven communities owned by Covenant and upon completion of the acquisitions, will immediately sell six of the seven communities to HCPI in a sale / leaseback transaction valued at approximately $43.0 million. The Company is currently marketing the seventh community and intends to complete a sale as soon as possible. The Company expects to account for these leases as operating leases and expects the transaction to close in the second quarter of fiscal 2006. The Company expects as a result of these transactions to receive approximately $4.5 million in cash proceeds and to record a gain of $3.0 to $4.0 million. The gain will be recognized in the Company’s statement of operations over the initial 10 year lease term. The initial lease rate under the lease agreements will be 8% and will be subject to certain conditional escalation clauses.
Management Agreements
The Company managed and operated the 36 communities it wholly owned or leased, eight communities owned by joint ventures in which the Company has a minority interest and 16 communities owned by third parties including one community in pre-lease as of March 31, 2006. The Company’s current management contracts expire on various dates through September 2022 and provide for management fees based generally upon approximately 5% of net revenues. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community.
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
     The Company is party to the SHPII Management Agreement with SHPII to manage one senior living community. The SHP Management Agreement extends until June 2008 and provides for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the community. The Company earned $45,000 and $40,000 under the terms of the SHP Management Agreement for the three months ended March 31, 2006 and 2005, respectively.
     The Company entered into the SHPII/CSL Management Agreements, effective as of November 30, 2004, with SHPII/CSL, which is owned 95% by SHPII and 5% by the Company, which collectively own and operate the Spring Meadows Communities. The SHPII/CSL Management Agreements extend until various dates through November 2014. The SHPII/CSL Management Agreements provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the Spring Meadows Communities. The Company earned $0.3 million and $0.2 million under the terms of the SHPII/CSL Management Agreements for the three months ended March 31, 2006 and 2005, respectively. The Company defers 5% of its management fee income earned from SHPII/CSL. Deferred management

CAPITAL SENIOR LIVING CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
fee income is being amortized into income over the term of the Company’s management contract. As of March 31, 2006, the Company had deferred income of approximately $59,000 relating to SHPII/CSL.
Effective as of August 18, 2004, the Company acquired from Covenant all of the outstanding stock of CGIM. This acquisition resulted in the Company assuming the CGIM Management Agreements on 14 senior living communities with a combined resident capacity of approximately 1,800 residents. The CGIM Management Agreements expire on various dates through August 2019. The CGIM Management Agreements generally provide for management fees of 5% to 5.5% of gross revenues, subject to certain base management fees. The Company earned $0.4 million under the terms of the CGIM Management Agreements in each of the three months ended March 31, 2006 and 2005, respectively.
     The Company entered into the Midwest Management Agreements, effective as of February 1, 2006 with Midwest, which is owned approximately 89% by GE Healthcare and 11% by the Company. The Midwest Management Agreements extend through January 2011. The Midwest Management Agreements provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. The Company earned $49,000 under the terms of the Midwest Management Agreements for the three months ended March 31, 2006. The Company defers 11% of its management fee income earned from Midwest and the deferred management fee income is being amortized into income over the term of the Company’s management contract. As of March 31, 2006, the Company had deferred income of approximately $6,000 relating to Midwest.
The Company was party to the BRE/CSL Management Agreements with BRE/CSL, which collectively owned and operated six senior living communities. The BRE/CSL Management Agreements provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. The Company earned $0.2 million under the terms of the BRE/CSL Management Agreements for the three months ended March 31, 2005.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company’s primary market risk is exposure to changes in interest rates on debt instruments. As of March 31, 2006, the Company had $247.2 million in outstanding debt comprised of various fixed and variable rate debt instruments of $84.8 million and $162.4 million, respectively.
Changes in interest rates would affect the fair market value of the Company’s fixed rate debt instruments but would not have an impact on the Company’s earnings or cash flows. Fluctuations in interest rates on the Company’s variable rate debt instruments, which are tied to either LIBOR or the prime rate, would affect the Company’s earnings and cash flows but would not affect the fair market value of the variable rate debt. Each percentage point change in interest rates would increase the Company’s annual interest expense by approximately $1.6 million (subject to certain interest rate caps) based on the Company’s outstanding variable debt as of March 31, 2006.
Effective January 31, 2005, the Company entered into interest rate cap agreements with two commercial banks to reduce the impact of increases in interest rates on the Company’s variable rate loans. One interest rate cap agreement effectively limits the interest rate exposure on $100 million notional amount to a maximum LIBOR rate of 5%, as long as one-month LIBOR is less than 7%. If one-month LIBOR is greater than 7%, the agreement effectively limits the interest rate on the same $100 million notional amount to a maximum LIBOR rate of 7%. In March 2006, the Company sold $67 million of the notional amount of this interest rate cap and as a result received $0.3 million in cash and recorded a gain on sale of $0.1 million. This interest rate cap agreement is still in effect to limit interest rate exposure on $33 million notional amount and expires on January 31, 2008. The second interest cap agreement effectively limited the interest rate exposure on a $50 million notional amount to a maximum LIBOR rate of 5% and expired on January 31, 2006. The Company paid $0.4 million for the interest rate caps and the costs of these agreements are being amortized to interest expense over the life of the agreements except for amounts written off when the notional amounts were sold.
The Company was party to interest rate lock agreements, which were used to hedge the risk that the costs of future issuance of debt may be adversely affected by changes in interest rates. Under the treasury lock agreements, the Company agreed to pay or receive an amount equal to the difference between the net present value of the cash flows for

CAPITAL SENIOR LIVING CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
a notional principal amount of indebtedness based on the locked rate at the date when the agreement was established and the yield of a United States Government 10-Year Treasury Note on the settlement date of January 3, 2006. The notional amounts of the agreements were not exchanged. These treasury lock agreements were entered into with a major financial institution in order to minimize counterparty credit risk. The locked rates range from 7.5% to 9.1%. On December 30, 2004, the Company refinanced the underlying debt and this refinancing resulted in the interest rate lock agreements no longer qualifying as an interest rate hedge. The Company reflected the interest rate lock agreements at fair value in the Company’s balance sheet (as a long-term liability, net of current portion) and related gains and losses were recognized in the statement of operations. On January 3, 2006, the Company settled the treasury lock liability by paying $1.8 million in cash and converting the remaining balance of $5.7 million to a five-year note. The note bears interest at LIBOR plus 250 basis points with the principal amortized on a straight-line basis over a seven year term. Prior to refinancing the underlying debt, the treasury lock agreements were reflected at fair value in the Company’s balance sheet (Other long term liabilities) and the related gains or losses on these agreements were deferred in stockholders’ equity (as a component of Other comprehensive income).
Item 4. CONTROLS AND PROCEDURES.
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer, to allow timely decisions regarding required disclosures. Based on such evaluation, the Company’s management including its Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are ineffective, as a result of a material weakness identified at December 31, 2005 relating to the Company’s accounting for income taxes.
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Subsequent to March 31, 2006, the Company has taken and will take various corrective actions to remediate the material weakness noted above. These remedial actions are as follows:
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
Notwithstanding the existence of the material weakness noted above, management believes that the accompanying consolidated financial statements fairly present, in all material respects, the financial condition, results of operations and cash flows for the fiscal quarters presented in this report on Form 10-Q.

CAPITAL SENIOR LIVING CORPORATION
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     In April 2005, the Company filed a claim before the American Arbitration Association in Dallas, Texas against a former brokerage consultant and her company (collectively, “Respondents”) for (1) a declaratory judgment that it has fulfilled certain obligations to Respondents under contracts the parties had signed related to acquisition by the Company of all the outstanding stock of CGI Management, Inc. (“CGIM”), a wholly owned subsidiary of the Covenant Group of Texas (“Covenant”), (2) for damages resulting from alleged breach of a confidentiality provision, and (3) for damages for unpaid referral fees. Respondent filed a counterclaim for causes of action including breach of contract, duress, and undue infliction of emotional distress. The claim and the counterclaim have now been settled.
     On January 11, 2006, the Company received a demand letter from the Texas Property and Casualty Insurance Guaranty Association (“TPCIGA”) for repayment of $199,737 in worker’s compensation payments allegedly made by TPCIGA on behalf of Company employees. The Company has also received other correspondence for repayment of $45,358. TPCIGA’s letter states that it has assumed responsibility for insureds of Reliance Insurance Company (“Reliance”) which was declared insolvent and ordered into liquidation in October of 2001 by the Commonwealth Court of Pennsylvania. Reliance had been the Company’s worker’s compensation carrier. TPCIGA’s demand letter states that under the Texas Insurance Code, TPCIGA is entitled to seek reimbursement from an insured for sums paid on its behalf if the insured’s net worth exceeds $50 million at the end of the year immediately proceeding the impaired insurer’s insolvency. TPCIGA states that it pursues reimbursement of these payments from the Company pursuant to this “net worth” provision. The Company has requested additional information from TPCIGA to verify that the Company was indeed the employer of the individuals on whose behalf the TPCIGA has paid claims. The TPCIGA has not provided sufficient documentation at this time for the Company to be able to fully evaluate all of these claims. The Company is unable at this time to estimate the potential liability, if any, related to this claim.
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
Item 1A. RISK FACTORS
     Our business involves various risks. When evaluating our business the following information should be carefully considered in conjunction with the other information contained in our periodic filings with the Securities and Exchange Commission. Additional risks and uncertainties not known to us currently or that currently deem to be immaterial also may impair our business operations. If we are unable to prevent events that have a negative effect from occurring, then our business may suffer. Negative events are likely to decrease our revenue, increase our costs, make our financial results poorer and/or decrease our financial strength, and may cause our stock price to decline.
We have significant debt. Our failure to generate cash flow sufficient to cover required interest and principal payments could result in defaults of the related debt.
     As of March 31, 2006, we had mortgage and other indebtedness totaling approximately $247.2 million. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover required interest, principal and, if applicable, operating lease payments. Any payment or other default could cause the applicable lender to foreclose upon the communities securing the indebtedness or, if applicable, in the case of an operating lease, could terminate the lease, with a consequent loss of income and asset value to us. Further, because some of the our mortgages contain cross-default and cross-collateralization provisions, a payment or other default by us with respect to one community could affect a significant number of our other communities.

CAPITAL SENIOR LIVING CORPORATION
OTHER INFORMATION
Our failure to comply with financial covenants contained in debt instruments could result in the acceleration of the related debt.
     There are various financial covenants and other restrictions in certain of our debt instruments, including provisions which:
•	require us to meet specified financial tests at the parent company level, which include, but are not limited to, liquidity requirements, earnings before interest, taxes and depreciation and amortization (“EBITDA”) requirements, and tangible net worth requirements;

•	require us to meet specified financial tests at the community level, which include, but are not limited to, occupancy requirements, debt service coverage tests, cash flow tests and net operating income requirements; and

•	require consent for changes in control of us.
     If we fail to comply with any of these requirements, then the related indebtedness could become due and payable prior to its stated maturity date. We cannot assure that we could pay this debt if it became due.
We will require additional financing and/or refinancings in the future.
     Our ability to meet our long-term capital requirements, including the repayment of certain long-term debt obligations, will depend, in part, on our ability to obtain additional financing or refinancings on acceptable terms from available financing sources, including through the use of mortgage financing, joint venture arrangements, by accessing the debt and/or equity markets and possibly through operating leases or other types of financing, such as lines of credit. There can be no assurance that the financing or refinancings will be available or that, if available, it will be on terms acceptable to us. Moreover, raising additional funds through the issuance of equity securities could cause existing stockholders to experience dilution and could adversely affect the market price of our common stock. Our inability to obtain additional financing or refinancings on terms acceptable to us could delay or eliminate some or all of our growth plans, necessitate the sales of assets at unfavorable prices or both, and would have a material adverse effect on our business, financial condition and results of operations.
Our current floating rate debt, and any future floating rate debt, exposes us to rising interest rates.
     We currently have indebtedness with floating interest rates. Future indebtedness and, if applicable, lease obligations may be based on floating interest rates prevailing from time to time. Therefore, increases in prevailing interest rates would increase our interest or lease payment obligations and could have a material adverse effect on our business, financial condition and results of operations.
We have significant operating lease obligations. Our failure to generate cash flows sufficient to cover these lease obligations could result in defaults under the lease agreements.
     As of March 31, 2006, we leased eight communities with lease obligations totaling approximately $107.1 million over a 10 year period, with minimum lease obligations of $10.6 million in fiscal 2006. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover these required operating lease obligations. Any payment or other default under our leases could result in the termination of the lease, with a consequent loss of income and asset value to us. Further, because all of our leases contain cross-default provisions, a payment or other default by us with respect to one leased community could affect a significant number of our other leased communities. Certain of our leases contain various financial and other restrictive covenants, which could limit our flexibility in operating our business. Failure to maintain compliance with the lease obligations as set forth in our lease agreements could have a material adverse impact us.
We cannot assure that we will be able to effectively manage our growth.
     We intend to expand our operations, directly or indirectly, through the acquisition of new senior living communities, the expansion of some of our existing senior living communities and through the increase in the number of communities

CAPITAL SENIOR LIVING CORPORATION
OTHER INFORMATION
which we manage under management agreements. The success of our growth strategy will depend, in large part, on our ability to implement these plans and to effectively operate these communities. If we are unable to manage our growth effectively, our business, results of operations and financial condition may be adversely affected.
We cannot assure that we will be able to acquire additional senior living communities or expand existing senior living communities.
     The acquisition of existing communities or other businesses involves a number of risks. Existing communities available for acquisition frequently serve or target different markets than those presently served by us. We may also determine that renovations of acquired communities and changes in staff and operating management personnel are necessary to successfully integrate those communities or businesses into our existing operations. The costs incurred to reposition or renovate newly acquired communities may not be recovered by us. In undertaking acquisitions, we also may be adversely impacted by unforeseen liabilities attributable to the prior operators of those communities or businesses, against whom we may have little or no recourse. The success of our acquisition strategy will be determined by numerous factors, including our ability to identify suitable acquisition candidates; the competition for those acquisitions; the purchase price; the requirement to make operational or structural changes and improvements; the financial performance of the communities or businesses after acquisition; our ability to finance the acquisitions; and our ability to integrate effectively any acquired communities or businesses into our management, information, and operating systems. We cannot assure that our acquisition of senior living communities or other businesses will be completed at the rate currently expected, if at all, or if completed, that any acquired communities or businesses will be successfully integrated into our operations.
     Our ability to successfully expand existing senior living communities will depend on a number of factors, including, but not limited to, our ability to acquire suitable sites for expansion at reasonable prices; our success in obtaining necessary zoning, licensing, and other required governmental permits and authorizations; and our ability to control construction costs and accurately project completion schedules. Additionally, we anticipate that the expansion of existing senior living communities may involve a substantial commitment of capital for a period of time of two years or more until the expansions are operating and producing revenue, the consequence of which could be an adverse impact on our liquidity. We cannot assure that our expansion of existing senior living communities will be completed at the rate currently expected, if at all, or if completed, that such expansions will be profitable.
Termination of resident agreements and resident attrition could affect adversely our revenues and earnings.
     State regulations governing assisted living facilities require written resident agreements with each resident. Most of these regulations also require that each resident have the right to terminate the resident agreement for any reason on reasonable notice. Consistent with these regulations, the resident agreements signed by us allow residents to terminate their agreement on 30 days’ notice. Thus, we cannot contract with residents to stay for longer periods of time, unlike typical apartment leasing arrangements that involve lease agreements with specified leasing periods of up to a year or longer. If a large number of residents elected to terminate their resident agreements at or around the same time, then our revenues and earnings could be adversely affected. In addition, the advanced age of our average resident means that the resident turnover rate in our senior living facilities may be difficult to predict.
We largely rely on private pay residents. Circumstances that adversely effect the ability of the elderly to pay for our services could have a material adverse effect on us.
     Approximately 95% of our total revenues from communities that we own and manage are attributable to private pay sources and approximately 5% of our revenues from these communities are attributable to reimbursements from Medicare and Medicaid. We expect to continue to rely primarily on the ability of residents to pay for our services from their own or familial financial resources. Inflation or other circumstances that adversely affect the ability of the elderly to pay for our services could have a material adverse effect on our business, financial condition and results of operations.

CAPITAL SENIOR LIVING CORPORATION
OTHER INFORMATION
We are subject to some particular risks related to third-party management agreements.
     We currently manages 14 senior living communities for third parties and nine senior living communities for joint ventures in which we have a minority interest pursuant to multi-year management agreements. The management agreements generally have initial terms of between five and fifteen years, subject to certain renewal rights. Under these agreements we provide management services to third party and joint venture owners to operate senior living communities and have provided, and may in the future provide, management and consulting services to third parties on market and site selection, pre-opening sales and marketing, start-up training and management services for facilities under development and construction. In most cases, either party to the agreements may terminate them upon the occurrence of an event of default caused by the other party. In addition, subject to our rights to cure deficiencies, community owners may terminate us as manager if any licenses or certificates necessary for operation are revoked, or if we have a change of control. Also, in some instances, a community owner may terminate the management agreement relating to a particular community if we are in default under other management agreements relating to other communities owned by the same community owner or its affiliates. In addition, in certain cases the community owner may terminate the agreement upon 30 days’ notice to us in the event of a sale of the community. In those agreements, which are terminable in the event of a sale of the community, we have certain rights to offer to purchase the community. The termination of a significant portion of our management agreements could have a material adverse effect on our business, financial condition and results of operations.
Performance of our obligations under our joint venture arrangements could have a material adverse effect on us.
     We hold minority interests ranging from approximately 5% to 11% in several joint ventures with affiliates of Prudential and GE Healthcare. We also manage the communities owned by these joint ventures. Under the terms of the joint venture agreements with Prudential covering four properties, we are obligated to meet certain cash flow targets and failure to meet these cash flow targets could result in termination of the management agreements. Under the terms of the joint venture agreements with GE Healthcare covering four properties, we are obligated to meet certain net operating income targets and failure to meet these net operating income targets could result in termination of the management agreements. All of the management agreements with the joint ventures contain termination and renewal provisions. We do not control joint venture decisions covering termination or renewal. Performance of the above obligations or termination or non-renewal of the management agreements could have a material adverse effect on our business, financial condition and results of operations.
The senior living services industry is very competitive and some competitors have substantially greater financial resources than us.
     The senior living services industry is highly competitive, and we expect that all segments of the industry will become increasingly competitive in the future. We compete with other companies providing independent living, assisted living, skilled nursing, home health care and other similar services and care alternatives. We also compete with other health care businesses with respect to attracting and retaining nurses, technicians, aides and other high quality professional and non-professional employees and managers. Although we believe there is a need for senior living communities in the markets where we operate residences, we expect that competition will increase from existing competitors and new market entrants, some of whom may have substantially greater financial resources than us. In addition, some of our competitors operate on a not-for-profit basis or as charitable organizations and have the ability to finance capital expenditures on a tax-exempt basis or through the receipt of charitable contributions, neither of which are available to us. Furthermore, if the development of new senior living communities outpaces the demand for those communities in the markets in which we have senior living communities, those markets may become saturated. Regulation in the independent and assisted living industry, which represents a substantial portion of our senior living services, is not substantial. Consequently, development of new senior living communities could outpace demand. An oversupply of those communities in our markets could cause us to experience decreased occupancy, reduced operating margins and lower profitability.
We rely on the services of key executive officers and the loss of these officers or their services could have a material adverse effect on us.
     We depend on the services of our executive officers for our management. The loss of some of our executive officers and the inability to attract and retain qualified management personnel could affect our ability to manage our business and could adversely effect our business, financial condition and results of operations.

CAPITAL SENIOR LIVING CORPORATION
OTHER INFORMATION
A significant increase in our labor costs could have a material adverse effect on us.
     We compete with other providers of senior living services with respect to attracting and retaining qualified management personnel responsible for the day-to-day operations of each of our communities and skilled personnel responsible for providing resident care. A shortage of nurses or trained personnel may require us to enhance our wage and benefits package in order to compete in the hiring and retention of these personnel or to hire more expensive temporary personnel. We also will be dependent on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. No assurance can be given that our labor costs will not increase, or that, if they do increase, they can be matched by corresponding increases in rates charged to residents. Any significant failure by us to control our labor costs or to pass on any increased labor costs to residents through rate increases could have a material adverse effect on our business, financial condition and results of operations.
There is an inherent risk of liability in the provision of personal and health care services, not all of which may be covered by insurance.
     The provision of personal and health care services in the long-term care industry entails an inherent risk of liability. In recent years, participants in the long-term care industry have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and result in the incurrence of significant defense costs. Moreover, senior living communities offer residents a greater degree of independence in their daily living. This increased level of independence may subject the resident and, therefore, us to risks that would be reduced in more institutionalized settings. We currently maintain insurance in amounts we believe are comparable to that maintained by other senior living companies based on the nature of the risks, our historical experience and industry standards, and we believe that this insurance coverage is adequate. However, we may become subject to claims in excess of our insurance or claims not covered by our insurance, such as claims for punitive damages, terrorism and natural disasters. A claim against us not covered by, or in excess of, our insurance could have a material adverse effect upon us.
     In addition, our insurance policies must be renewed annually. Based upon poor loss experience, insurers for the long-term care industry have become increasingly wary of liability exposure. A number of insurance carriers have stopped writing coverage to this market, and those remaining have increased premiums and deductibles substantially. Therefore, we cannot assure that we will be able to obtain liability insurance in the future or that, if that insurance is available, it will be available on acceptable economic terms.
We are subject to government regulations and compliance, some of which are burdensome and some of which may change to our detriment in the future.
     Federal and state governments regulate various aspects of our business. The development and operation of senior living communities and the provision of health care services are subject to federal, state and local licensure, certification and inspection laws that regulate, among other matters, the number of licensed beds, the provision of services, the distribution of pharmaceuticals, billing practices and policies, equipment, staffing (including professional licensing), operating policies and procedures, fire prevention measures, environmental matters and compliance with building and safety codes. Failure to comply with these laws and regulations could result in the denial of reimbursement, the imposition of fines, temporary suspension of admission of new residents, suspension or decertification from the Medicare program, restrictions on the ability to acquire new communities or expand existing communities and, in extreme cases, the revocation of a community’s license or closure of a community. We believe that such regulation will increase in the future and we are unable to predict the content of new regulations or their effect on our business, any of which could materially adversely affect us.
     Various states, including several of the states in which we currently operate, control the supply of licensed skilled nursing beds, assisted living communities and home health care agencies through (CON) or other programs. In those states, approval is required for the construction of new health care communities, the addition of licensed beds and some capital expenditures at those communities, as well as the opening of a home health care agency. To the extent that a CON or other similar approval is required for the acquisition or construction of new communities, the expansion of the number of licensed beds, services, or existing communities, or the opening of a home health care agency, we could be adversely affected by our failure or inability to obtain that approval, changes in the standards applicable for that approval, and

CAPITAL SENIOR LIVING CORPORATION
OTHER INFORMATION
possible delays and expenses associated with obtaining that approval. In addition, in most states, the reduction of the number of licensed beds or the closure of a community requires the approval of the appropriate state regulatory agency and, if we were to seek to reduce the number of licensed beds at, or to close, a community, we could be adversely affected by a failure to obtain or a delay in obtaining that approval.
Federal and state anti-remuneration laws, such as “anti-kickback” laws, govern some financial arrangements among health care providers and others who may be in a position to refer or recommend patients to those providers. These laws prohibit, among other things, some direct and indirect payments that are intended to induce the referral of patients to, the arranging for services by, or the recommending of, a particular provider of health care items or services. Federal anti-kickback laws have been broadly interpreted to apply to some contractual relationships between health care providers and sources of patient referral. Similar state laws vary, are sometimes vague, and seldom have been interpreted by courts or regulatory agencies. Violation of these laws can result in loss of licensure, civil and criminal penalties, and exclusion of health care providers or suppliers from participation in Medicare and Medicaid programs. There can be no assurance that those laws will be interpreted in a manner consistent with our practices.
Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist that also may require modifications to existing and planned communities to create access to the properties by disabled persons. Although we believe that our communities are substantially in compliance with present requirements or are exempt therefrom, if required changes involve a greater expenditure than anticipated or must be made on a more accelerated basis than anticipated, additional costs would be incurred by us. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons, the costs of compliance with which could be substantial.
The Health Insurance Portability and Accountability Act of 1996, in conjunction with the federal regulations promulgated thereunder by the Department of Health and Human Services, has established, among other requirements, standards governing the privacy of certain protected and individually identifiable health information that is created, received or maintained by a range of covered entities. HIPAA has also established standards governing uniform health care transactions, the codes and identifiers to be used by the covered entities and standards governing the security of certain electronic transactions conducted by covered entities. Penalties for violations can range from civil money penalties for errors and negligent acts to criminal fines and imprisonment for knowing and intentional misconduct. HIPAA is a complex set of regulations and many unanswered questions remain with respect to the manner in which HIPAA applies to businesses such as those operated by us.
We may be subject to liability for environmental damages.
     Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at the property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean up costs incurred by those parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants, and liability under these laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The costs of investigation, remediation or removal of the substances may be substantial, and the presence of the substances, or the failure to properly remediate the property, may adversely affect the owner’s ability to sell or lease the property or to borrow using the property as collateral. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or remediation of the substances at the disposal or treatment facility, whether or not the facility is owned or operated by the person. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. If we become subject to any of these claims the costs involved could be significant and could have a material adverse effect on our business, financial condition and results of operations.

CAPITAL SENIOR LIVING CORPORATION
OTHER INFORMATION
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
Date: May 9, 2006