Form 10-Q
period 2006-06-30
CAPITAL SENIOR LIVING CORP
filed 2006-08-09
CIK 1043000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 7, 2006, the Registrant had 26,358,760 outstanding shares of its Common Stock, $0.01 par value.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,737	$21,831
Restricted cash	—	973
Accounts receivable, net	3,817	2,586
Accounts receivable from affiliates	639	432
Federal and state income taxes receivable	3,077	1,840
Deferred taxes	598	591
Assets held for sale	4,456	2,034
Property tax and insurance deposits	5,436	5,081
Prepaid expenses and other	6,046	2,729

Total current assets	49,806	38,097
Property and equipment, net	314,901	373,007
Deferred taxes	13,111	8,217
Investments in limited partnerships	4,215	1,401
Other assets, net	14,883	13,329

Total assets	$396,916	$434,051

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,372	$2,834
Accounts payable to affiliates	85	119
Accrued expenses	9,361	10,057
Current portion of notes payable	7,941	7,801
Current portion of interest rate lock	—	2,573
Current portion of deferred income	4,581	1,370
Customer deposits	2,531	2,483

Total current liabilities	27,871	27,237
Deferred income	27,781	3,641
Deferred income from affiliates	86	48
Other long-term liabilities	—	4,977
Notes payable, net of current portion	198,683	252,733
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares — 65,000
Issued and outstanding shares — 26,354 and 26,290 in 2006 and 2005, respectively	264	263
Additional paid-in capital	126,744	126,180
Retained earnings	15,487	18,972

Total shareholders’ equity	142,495	145,415

Total liabilities and shareholders’ equity	$396,916	$434,051

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except earnings per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Resident and health care revenue	$33,278	$23,486	$64,674	$46,860
Unaffiliated management services revenue	296	403	707	796
Affiliated management services revenue	371	547	679	1,018

Total revenues	33,945	24,436	66,060	48,674
Expenses:
Operating expenses (exclusive of depreciation and amortization shown below)	21,491	16,237	41,893	32,361
General and administrative expenses	2,890	2,439	5,765	4,764
Facility lease expense	3,823	—	5,951	—
Depreciation and amortization	3,714	3,147	6,971	6,281

Total expenses	31,918	21,823	60,580	43,406

Income from operations	2,027	2,613	5,480	5,268
Other income (expense):
Interest income	205	34	275	57
Interest expense	(4,416)	(4,521)	(9,640)	(8,751)
Gain on sale of assets	700	—	897	—
Debt restructuring
Write-off deferred loan costs	(1,762)	—	(1,867)	—
Loss on treasury rate lock agreement	—	(1,620)	—	(1,353)
Other income	67	124	121	234

Loss before income taxes and minority interest in consolidated partnership	(3,179)	(3,370)	(4,734)	(4,545)
Benefit for income taxes	693	1,191	1,249	1,605

Loss before minority interest in consolidated partnership	(2,486)	(2,179)	(3,485)	(2,940)
Minority interest in consolidated partnership	—	(2)	—	1

Net loss	(2,486)	(2,181)	(3,485)	(2,939)

Per share data:
Basic net loss per share	$(0.10)	$(0.08)	$(0.13)	$(0.11)

Diluted net loss per share	(0.10)	(0.08)	(0.13)	(0.11)

Weighted average shares outstanding — basic and diluted	25,964	25,776	25,952	25,765

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2006	2005
Operating Activities
Net loss	$(3,485)	$(2,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,859	6,090
Amortization	1,112	191
Amortization of deferred financing charges	366	393
Amortization of deferred lease costs	87	—
Amortization of imputed interest	107	112
Minority interest in consolidated partnership	—	(1)
Deferred income from affiliates	38	(40)
Deferred income	356	109
Deferred income taxes	(4,987)	(1,617)
Earnings of affiliates	(3)	(58)
Write-off of deferred loan costs	1,867	—
Gain on sale of assets	(897)	—
Loss on treasury rate lock agreements	—	1,353
Equity compensation expense	340	—
Changes in operating assets and liabilities:
Accounts receivable	(1,231)	(469)
Accounts receivable from affiliates	(207)	936
Property tax and insurance deposits	(355)	(1,275)
Prepaid expenses and other	(3,361)	(1,350)
Other assets	(5,103)	(2,085)
Accounts payable and accrued expenses	(192)	342
Federal and state income taxes receivable	(1,237)	(410)
Customer deposits	48	21

Net cash used in operating activities	(10,878)	(697)
Investing Activities
Capital expenditures	(2,654)	(1,092)
Cash paid on Covenant acquisition	(9,866)	—
Proceeds from the sale of the Covenant communities to HCPI	11,216	—
Proceeds from the sale of assets	36,788	—
Investments in limited partnerships	(2,811)	(24)

Net cash provided by (used in) investing activities	32,673	(1,116)
Financing Activities
Proceeds from notes payable	146,590	3,471
Repayments of notes payable	(160,799)	(4,821)
Restricted cash	973	(483)
Proceeds from the issuance of common stock	225	138
Excess tax benefits on stock options exercised	86	—
Cash paid to settle interest rate lock agreement	(1,823)	—
Deferred financing charges paid	(3,141)	(648)

Net cash used in financing activities	(17,889)	(2,343)

Increase (decrease) in cash and cash equivalents	3,906	(4,156)
Cash and cash equivalents at beginning of period	21,831	19,515

Cash and cash equivalents at end of period	$25,737	$15,359

Supplemental Disclosures
Cash paid during the period for:
Interest	$10,478	$7,492

Income taxes	$4,918	$454

Non-cash transactions:
Conversion of interest rate cap agreement to notes payable	$5,727	$—

Debt assumed by Ventas / HCPI in sale / leaseback transactions	$45,535	$—

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
1. BASIS OF PRESENTATION
Capital Senior Living Corporation, a Delaware corporation (the “Company”), was incorporated on October 25, 1996. The accompanying consolidated financial statements include the financial statements of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
The accompanying consolidated balance sheet, as of December 31, 2005, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2005, and the accompanying unaudited consolidated financial statements, as of June 30, 2006 and 2005, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006.
In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2006, results of operations for the three and six months ended June 30, 2006 and 2005, respectively, and cash flows for the six months ended June 30, 2006 and 2005. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results for the year ending December 31, 2006.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share considers the dilutive effect of outstanding options calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted loss per share (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net loss	$(2,486)	$(2,181)	$(3,485)	$(2,939)

Weighted average shares outstanding – basic	25,964	25,776	25,952	25,765
Effect of dilutive securities:
Employee stock options	—	—	—	—

Weighted average shares outstanding – diluted	25,964	25,776	25,952	25,765

Basic and diluted loss per share	$(0.10)	$(0.08)	$(0.13)	$(0.11)

Basic and diluted net loss per share	$(0.10)	$(0.08)	$(0.13)	$(0.11)

Options were not included in the computation of diluted earnings per share because the Company had net losses during the second quarter and first six months of fiscal 2006 and 2005, and therefore, the effect would not be dilutive.
Income Taxes
The Company accounts for income taxes under the liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management regularly evaluates the future realization of deferred tax assets and

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
provides a valuation allowance, if considered necessary, based on such evaluation. The tax benefit for the second quarter and the first six months of fiscal 2006 was reduced by $0.3 million as a result changes in Texas state income tax laws which required the Company to evaluate and record its deferred tax assets and liabilities relating to its Texas communities at their net realizable values.
Stock-Based Compensation
The Company has a stock-based compensation plan that provides for grants to employees of stock awards or stock options to purchase the Company’s common stock. The 1997 Plan, as amended, provides for 2.6 million shares and 1.7 million shares of common stock are reserved for future issuance under the plan. Prior to July 1, 2005, the Company accounted for the plan under the principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related Interpretations. Prior to July 1, 2005, no stock-based employee compensation cost was reflected in the Company’s consolidated statement of operations since all options granted under the plan had an exercise price equal to the market value of the Company’s common stock on the date of grant.
Effective July 1, 2005, the Company early adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-based Payment” (“Statement 123R”), which requires all share based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The Company adopted Statement 123R using the modified prospective method. Under the modified prospective method the Company recognized compensation expense for new share-based awards and recognized compensation expense for the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. The Company has not adjusted prior period financial statements under the modified prospective method. The impact of expensing stock awards resulted in stock compensation expense of $0.3 million ($0.2 million after related taxes) during the first six months of fiscal 2006.
Under APB No. 25, pro forma expense for stock awards with pro-rata vesting was calculated on a straight line basis over the awards’ vesting period which typically ranges from one to five years. Since the adoption of Statement 123R, the Company records stock compensation expense on a straight line basis over the awards’ vesting period, which ranges from one to four years.
The following table shows the effect on net income and earnings per share as if the fair value method had been applied to all outstanding awards in the second quarter and first six months of fiscal 2006 and 2005. The information for the second quarter and first six months of fiscal 2006 is provided in the table for purposes of comparability.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net loss as reported	$(2,486)	$(2,181)	$(3,485)	$(2,939)
Add: Stock –based employee compensation expense included in reported net income, net of related tax effects	119	—	235	—
Deduct: Total stock –based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(119)	(32)	(235)	(616)

Pro forma net loss	(2,486)	(2,213)	(3,485)	(3,555)

Net loss per share – basic and diluted
As reported	$(0.10)	$(0.08)	$(0.13)	$(0.11)

Pro forma	$(0.10)	$(0.09)	$(0.13)	$(0.14)

Prior to adopting Statement 123R, the Company used the Black-Scholes option pricing model to estimate the grant date fair value of its stock awards and the Company elected to continue to use the Black-Scholes option pricing model to estimate the grant date fair value of its stock awards subsequent to the adoption of Statement 123R.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
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
The following table presents the Company’s assumptions utilized to estimate the grant date fair value of stock options:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Expected volatility	51-63%	53-63%	51-63%	53-63%
Expected dividend yield	0%	0%	0%	0%
Expected term in years	7.5	7.5	7.5	7.5
Risk free rate	4.3-6.5%	4.3-6.5%	4.3-6.5%	4.3-6.5%
Expected forfeiture rate	8.0%	n/a	8.0%	n/a
On February 10, 2005, the Company’s Compensation Committee of the Board of Directors accelerated the vesting on 151,976 unvested stock options, with an option price of $6.30, awarded to officers and employees. These options were originally scheduled to vest in December 2005. The market price of the Company’s common stock at the close of business on February 10, 2005 was $5.61. The Compensation Committee’s decision to accelerate the vesting of these options was in response to FASB’s issuance of Statement 123R. By accelerating the vesting of these options, the Company was not required to recognize any compensation expense related to these options in its statement of operations.
A summary of the Company’s stock option activity and related information for the six months ended June 30, 2006, is presented below:

		Weighted Average	Option Price per
	Shares	Exercise Price	Share
Outstanding at January 1, 2006	1,109,225	$4.69	$1.80 to $10.50
Granted	12,000	10.97	$10.97
Exercised	43,862	5.12	$1.80 to $ 6.30
Forfeited	—	—	—

Expired	—	—	—

Outstanding at June 30, 2006	1,077,363	$5.52	$1.80 to $10.50

Exercisable at June 30, 2006	1,032,363	$4.69	$1.80 to $10.97

In addition, on May 9, 2006, the Company granted options to certain directors of the Company to purchase 12,000 shares of the Company’s common stock at an exercise price of $10.97. These options vest in one year.
The Company issued 43,862 and 54,532 shares of common stock, during the first six months of fiscal 2006 and 2005, respectively, pursuant to the exercise of stock options by certain employees of the Company.
The Company has total stock-based compensation expense of $1.7 million not recognized as of June 30, 2006 and expects this expense be recognized over a four year period.
A summary of the Company’s common stock awards activity and related information for the six months ended June 30, 2006, is presented below:

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

		Grant Date
	Shares	Fair Values
Outstanding at January 1, 2006	356,750	$7.45
Awards issued	31,000	10.71
Awards vested	—	—
Forfeited	11,000	8.08

Outstanding at June 30, 2006	376,750	$8.02

On March 13, 2006, the Company issued 18,000 shares of restricted common stock to certain employees of the Company. On May 9, 2006, the Company issued 13,000 shares of restricted common stock to certain employees of the Company. These awards of restricted shares vest over a four year period and had an intrinsic value of $0.3 million on the date of issue.
Interest Rate Cap, Lock and Swap Agreements
Effective January 31, 2005, the Company entered into interest rate cap agreements with two commercial banks to reduce the impact of increases in interest rates on the Company’s variable rate loans. One interest rate cap agreement effectively limits the interest rate exposure on $100 million notional amount to a maximum London Interbank Offered Rate (“LIBOR”) of 5%, as long as one-month LIBOR is less than 7%. If one-month LIBOR is greater than 7%, the agreement effectively limits the interest rate on the same $100 million notional amount to a maximum LIBOR of 7%. In March 2006, the Company sold $67 million of the notional amount of this interest rate cap and as a result received $0.3 million in cash and recorded a gain on sale of $0.1 million. This interest rate cap agreement is still in effect to limit interest rate exposure on $33 million notional amount and expires on January 31, 2008. During the second quarter of fiscal 2006, the Company received $3,000 under the terms of this interest rate cap agreement and recorded the amount received as a reduction in interest expense. The second interest cap agreement effectively limited the interest rate exposure on a $50 million notional amount to a maximum LIBOR of 5% and expired on January 31, 2006. The Company paid $0.4 million for the interest rate caps and the costs of these agreements are being amortized to interest expense over the life of the agreements except for amounts written off when the notional amounts were sold.
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
Assets Held for Sale
The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The Company has one community and four parcels of land held for sale at June 30, 2006. The fair value of these properties is generally determined based on market rates, industry trends and recent comparable sales transactions. The actual sales price of these assets could differ significantly from the Company’s estimates.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
One of the seven communities (“Meadow View”) acquired from the Covenant Group of Texas, Inc. (“Covenant”) was classified as held for sale at June 30, 2006. The Company estimates that Meadow View had an aggregate fair value, net of costs of disposal of $2.4 million at June 30, 2006. Subsequent to the end of the second quarter of fiscal 2006, the Company sold Meadow View to an unrelated party for $2.6 million resulting in net proceeds of approximately $2.4 million.
The Company estimates the four parcels of land that were held for sale at June 30, 2006, have an aggregate fair value, net of costs of disposal, that exceeds the carrying value of $2.0 million. The amounts the Company will ultimately realize could differ materially from this estimate.
Reclassifications
Certain reclassifications have been made to the financial statements for the three and six month periods ended June 30, 2005 to conform to the presentation of the financial statements for the three and six month periods ended June 30, 2006.
3. TRANSACTIONS WITH AFFILIATES
Spring Meadows
In November 2004, the Company formed four joint ventures (collectively “SHPII/CSL”) with Senior Housing Partners II, LP (“SHPII”), a fund managed by Prudential Real Estate Investors (“Prudential”), which joint ventures are owned 95% by SHPII and 5% by the Company. Effective as of November 30, 2004, the Company acquired Lehman Brothers’ (“Lehman”) interest in four joint ventures that owned the four communities (the “Spring Meadows Communities”) and simultaneously sold the Spring Meadows Communities to SHPII/CSL. As a result of these transactions, the Company paid $1.1 million for Lehman’s interest in the joint ventures, received $0.9 million in net assets and wrote-off the remainder totaling $0.2 million. In addition, the Company contributed $1.3 million to SHPII/CSL for its 5% interest. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.1 million in each of the six months ended June 30, 2006 and 2005, respectively. In addition, the Company earned $0.5 million in management fees on the Spring Meadows Communities in each of the first six months of fiscal 2006 and 2005, respectively. The Company defers 5% of its management fee income earned from SHPII/CSL. Deferred management fee income is being amortized into income over the term of the Company’s management contract. As of June 30, 2006, the Company had deferred income of approximately $68,000 relating to SHPII/CSL.
Midwest
On January 13, 2006, the Company announced the formation of a joint venture, Midwest Portfolio Holdings, Inc. (“Midwest”) with GE Healthcare Financial Services (“GE Healthcare”) to acquire five senior housing communities from a third party. Midwest is owned approximately 89% by GE Healthcare and 11% by the Company. The Company paid $2.7 million for its interests in Midwest. Midwest agreed to pay approximately $46.9 million for the five communities. The five communities comprise 293 assisted living units with a resident capacity of 389. Effective as of February 1, 2006, Midwest acquired four of the five communities and on March 31, 2006, Midwest closed on the fifth community. The Company manages the five acquired communities under long-term management agreements with Midwest. The Company accounts for its investment in Midwest under the equity method of accounting and the Company recognized earnings in the equity of Midwest of $22,000 for the six months ended June 30, 2006. In addition, the Company earned $0.2 million in management fees on the Midwest communities in the first six months of fiscal 2006. The Company defers 11% of its management fee income earned from Midwest and the deferred management fee income is being amortized into income over the term of the Company’s management contracts. As of June 30, 2006, the Company had deferred income of approximately $17,000 relating to Midwest.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
BRE/CSL
In December 2001, the Company formed a series of joint ventures (“BRE/CSL”) with an affiliate of Blackstone Real Estate Advisors, Inc. (“Blackstone”) and the joint ventures are owned 90% by Blackstone and 10% by the Company. BRE/CSL previously owned six senior living communities. The Company managed the six communities owned by BRE/CSL under long-term management contracts. The Company accounted for its investment in BRE/CSL under the equity method of accounting and the Company recognized earnings in the equity of BRE/CSL of $0.2 million for the six months ended June 30, 2005. In addition, the Company earned $0.6 million in management fees on the BRE/CSL communities in the first six months of fiscal 2005. The Company deferred 10% of its management fee income earned from BRE/CSL and the deferred management fee income was being amortized into income over the term of the Company’s management contract. As described in greater detail below, effective as of September 30, 2005, Ventas Healthcare Properties, Inc. and its affiliates (“Ventas”) acquired the six communities owned by BRE/CSL for approximately $84.6 million and the Company entered into a series of lease agreements whereby the Company leases the six communities from Ventas.
4. ACQUISITIONS
Effective May 31, 2006, the Company acquired seven senior living communities (the “Covenant Communities”) owned by Covenant for $40.6 million and simultaneously sold six of the seven communities to an affiliate of Healthcare Properties Investors, Inc. (together with affiliates, “HCPI”) in a sale / leaseback transaction, as described below, valued at approximately $43.0 million.
The remaining community, Meadow View, was classified as held for sale at June 30, 2006. The Company estimates that Meadow View had an aggregate fair value, net of costs of disposal of $2.4 million at June 30, 2006. Subsequent to the end of the second quarter of fiscal 2006, the Company sold Meadow View to an unrelated party for $2.6 million resulting in net proceeds of approximately $2.4 million.
5. FACILITY LEASE TRANSACTIONS
Ventas
Effective as of June 30, 2005, BRE/CSL entered into a Purchase and Sale Agreement (the “Ventas Purchase Agreement”) with Ventas to sell the six communities owned by BRE/CSL to Ventas for approximately $84.6 million. In addition, Ventas and the Company entered into certain Master Lease Agreements (the “Ventas Lease Agreements”) whereby the Company agreed to lease the six communities from Ventas. Effective as of September 30, 2005, Ventas completed the purchase of the six communities from BRE/CSL and the Company began consolidating the operations of the six communities in its consolidated statement of operations under the terms of the Ventas Lease Agreements. The Ventas Lease Agreements each have an initial term of ten years, with two five-year renewal extensions available at the Company’s option. The initial lease rate under the Ventas Lease Agreements is 8% and is subject to certain conditional escalation clauses. The Company incurred $1.3 million in lease acquisition costs related to the Ventas Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10 year lease term and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for the Ventas Lease Agreements as operating leases. The sale of the six communities from BRE/CSL to Ventas resulted in the Company receiving cash proceeds of $6.1 million and recording a gain of approximately $4.2 million, which has been deferred and is being recognized in the Company’s statement of operations over the initial 10 year lease term.
On October 18, 2005, the Company entered into an agreement with Ventas to lease a senior living community located in Fort Wayne, Indiana (“Georgetowne Place”) which Ventas acquired from a third party for approximately $19.5 million. Georgetowne Place is a 162-unit senior living community with a capacity of 247 residents. This lease has an initial term of ten years, with two five-year renewal extensions available at the Company’s option. The initial lease rate is 8% and is subject to conditional escalation provisions. The Company incurred $0.2 million in lease acquisition costs related to this lease. These deferred lease acquisition costs are being amortized over the initial 10 year lease term and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for this lease as an operating lease.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
On March 31, 2006, the Company sold its Towne Centre community (“Towne Centre”) to Ventas in a sale/leaseback transaction valued at $29.0 million. This lease was effective as of April 1, 2006 and has an initial term of nine and one-half years, with two five-year renewal extensions available at the Company’s option. The initial lease rate is 8% and is subject to certain conditional escalation clauses. The Company incurred $0.1 million in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for this lease as an operating lease. As a result of this sale/leaseback transaction the Company received cash proceeds of approximately $12.7 million, net of closing costs, retired debt of approximately $16.2 million and recorded a gain of approximately $14.3 million, which has been deferred and is being recognized in the Company’s statement of operations over the initial lease term.
On May 8, 2006 the Company entered into an agreement with Ventas to lease a senior living community located in Maple Grove, Minnesota (“Rose Arbor”) which Ventas acquired from a third party for approximately $19.1 million. Rose Arbor is a 147-unit senior living community with a capacity of 179 residents. This lease has an initial term of approximately nine and one-half years, with two five-year renewal extensions available at the Company’s option. The initial lease rate is 8% and is subject to conditional escalation provisions. The Company incurred $0.3 million in lease acquisition costs related to this lease. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for this lease as an operating lease.
HCPI
Effective economically as of May 1, 2006, the Company sold three of its communities, Crosswood Oaks in Citrus Heights, California, Tesson Heights in St. Louis, Missouri and Veranda Club in Boca Raton, Florida to HCPI in sales / leaseback transactions valued at approximately $54.0 million. These leases were effective economically as of May 1, 2006 and have an initial term of ten years, with two ten-year renewal extensions available at the Company’s option. The initial lease rates are 8% and are subject to certain conditional escalation clauses. The Company incurred $0.2 million in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for these leases as operating leases. As a result of these sale/leaseback transactions, the Company received cash proceeds of approximately $23.0 million, net of closing costs, retired debt of approximately $29.3 million and recorded a gain of approximately $12.8 million, which has been deferred and is being recognized in the Company’s statement of operations over the initial lease term.
Effective May 31, 2006, the Company acquired seven senior living communities owned by Covenant for $40.6 million and simultaneously sold six of the seven communities to HCPI in a sale / leaseback transaction valued at approximately $43.0 million. These leases were effective as of May 31, 2006 and have an initial term of ten years, with two ten-year renewal extensions available at the Company’s option. The initial lease rate is 8% and is subject to certain conditional escalation clauses. The Company incurred $0.2 million in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease terms and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for these leases as operating leases. As a result of this sale/leaseback transaction, the Company received cash proceeds of approximately $3.6 million, net of closing costs, and recorded a gain of approximately $0.7 million which has been deferred and is being recognized in the Company’s statement of operations over the initial lease term.
6. DEBT REFINANCINGS
On June 9, 2006, the Company refinanced $110.0 million of mortgage debt on 15 senior living communities with the Federal Home Loan Mortgage Corporation (“Freddie Mac”). As part of the refinancing the Company repaid approximately $14.8 million of mortgage debt on the 15 communities. The new mortgage loans have a ten year term with interest rates fixed at 6.29% for the first nine years and with principal amortized over a 25 year term. At the beginning of the tenth year, the loans will convert to a floating interest rate to provide flexibility regarding financing alternatives. Each of the loans are cross-collateralized and cross-defaulted with release provisions. The Company

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
incurred $1.9 million in deferred financing costs related to these loans, which is being amortized over ten years. In addition, the Company wrote-off $0.9 million in deferred loan costs on the loans refinanced and paid $0.2 million in loan exit fees to the prior lender. The loan exit fees are a component of write-off of deferred loan costs in the accompanying statement of operations.
On June 20, 2006, the Company refinanced $33.0 million of mortgage debt on four senior living communities with Capmark Finance Inc. (“Capmark”). The new mortgage loans have a three year term plus options for two one year extensions at the Company’s option with variable interest rates tied to the 30-day LIBOR plus a spread of 260 basis points. Principal is being amortized over a 25 year term. The Company has an interest rate cap in place thru January 2008, which limits the maximum rate on these loans to approximately 7.60%. Each of the loans are cross-collateralized and cross-defaulted with release provisions. The Company incurred $0.5 million in deferred financing costs related to these loans, which is being amortized over three years. In addition, the Company wrote-off $14,000 in deferred loan costs on the loans refinanced and paid $0.5 million in loan exit fees to the prior lender. The loan exit fees are a component of write-off of deferred loan costs in the accompanying statement of operations.
7. CONTINGENCIES
In April 2005, the Company filed a claim before the American Arbitration Association in Dallas, Texas against a former brokerage consultant and her company (collectively, “Respondents”) for (1) a declaratory judgment that it has fulfilled certain obligations to Respondents under contracts the parties had signed related to the acquisition by the Company of all the outstanding stock of CGI Management, Inc. (“CGIM”), a wholly owned subsidiary of Covenant, (2) for damages resulting from alleged breach of a confidentiality provision, and (3) for damages for unpaid referral fees. Respondent filed a counterclaim for causes of action including breach of contract, duress, and undue infliction of emotional distress. The claim and counterclaim have now been settled.
On January 11, 2006, the Company received a demand letter from the Texas Property and Casualty Insurance Guaranty Association (“TPCIGA”) for repayment of $199,737 in worker’s compensation payments allegedly made by TPCIGA on behalf of Company employees. The Company has also received other correspondence for repayment of $45,358 on the same basis. TPCIGA’s letter states that it has assumed responsibility for insureds of Reliance Insurance Company (“Reliance”) which was declared insolvent and ordered into liquidation in October of 2001 by the Commonwealth Court of Pennsylvania. Reliance had been the Company’s worker’s compensation carrier. TPCIGA’s demand letter states that under the Texas Insurance Code, TPCIGA is entitled to seek reimbursement from an insured for sums paid on its behalf if the insured’s net worth exceeds $50 million at the end of the year immediately proceeding the impaired insurer’s insolvency. TPCIGA states that it pursues reimbursement of these payments from the Company pursuant to this “net worth” provision. The Company has requested additional information from TPCIGA to verify that the Company was indeed the employer of the individuals on whose behalf the TPCIGA has paid claims. The TPCIGA has not provided sufficient documentation at this time for the Company to be able to fully evaluate all of these claims. On July 19, 2006, the TPCIGA filed a petition in the 53rd Judicial District Court of Travis County seeking repayment of approximately $50,000 in claims and allocated loss adjustment expenses in connection with claims payable under the Reliance policy issued to the Company as well as attorney fees. The Company is unable at this time to estimate the potential liability, if any, related to this claim.
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

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
8. SUBSEQUENT EVENTS
The Company has entered into an agreement to form a joint venture with an institutional investor to acquire three senior living communities for a combined purchase price of approximately $38.2 million. The joint venture will be owned 85 percent by an institutional investor and 15 percent by the Company. The closing on the three communities is expected to occur during the Company’s third quarter of fiscal 2006. The three communities are located in Indiana and comprise 300 units of senior housing, including 198 units of assisted living and 102 units of memory care and will increase the Company’s total resident capacity by approximately 350. The Company will earn management fees, a return on its minority interest and may receive additional incentive distributions.

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
Overview
The following discussion and analysis addresses (i) the Company’s results of operations for the three and six months ended June 30, 2006 and 2005, respectively, and (ii) liquidity and capital resources of the Company and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report.
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
As of June 30, 2006, the Company operated 60 senior living communities in 22 states with an aggregate capacity of approximately 9,200 residents, including 35 senior living communities which the Company owned, or in which the Company had an ownership interest, 18 communities that the company leased and seven communities it managed for third parties. As of June 30, 2006, the Company also operated one home care agency.
The Company generates revenue from a variety of sources. For the three months ended June 30, 2006, the Company’s revenue was derived as follows: 98.0% from the operation of 44 owned and leased senior living communities, and 2.0% from management fees arising from management services provided for nine affiliate owned senior living communities and 14 unaffiliated senior living communities. For the six months ended June 30, 2006, the Company’s revenue was derived as follows: 97.9% from the operation of 44 owned and leased senior living communities, and 2.1% from management fees arising from management services provided for nine affiliate owned senior living communities and 16 unaffiliated senior living communities.
Ventas Leases
Effective as of June 30, 2005, BRE/CSL entered into the Ventas Purchase Agreement with Ventas to sell the six communities owned by BRE/CSL to Ventas for approximately $84.6 million. In addition, Ventas and the Company entered into the Ventas Lease Agreements whereby the Company agreed to lease the six communities from Ventas. Effective as of September 30, 2005, Ventas completed the purchase of the six communities from BRE/CSL and the Company began consolidating the operations of the six communities in its consolidated statement of operations under the terms of the Ventas Lease Agreements. The Ventas Lease Agreements each have an initial term of ten years, with two five-year renewal extensions available at the Company’s option. The initial lease rate under the Ventas Lease Agreements is 8% and is subject to certain conditional escalation clauses. The Company incurred $1.3 million in lease acquisition costs related to the Ventas Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10 year lease term and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for the Ventas Lease Agreements as operating leases. The sale of the six communities from

CAPITAL SENIOR LIVING CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
BRE/CSL to Ventas resulted in the Company receiving cash proceeds of $6.1 million and recording a gain of approximately $4.2 million, which has been deferred and is being recognized in the Company’s statement of operations over the initial 10 year lease term.
On October 18, 2005, the Company entered into an agreement with Ventas to lease Georgetowne Place which Ventas acquired from a third party for approximately $19.5 million. Georgetowne Place is a 162-unit senior living community with a capacity of 247 residents. This lease has an initial term of ten years, with two five-year renewal extensions available at the Company’s option. The initial lease rate is 8% and is subject to conditional escalation provisions. The Company incurred $0.2 million in lease acquisition costs related to this lease. These deferred lease acquisition costs are being amortized over the initial 10 year lease term and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for this lease as an operating lease.
On March 31, 2006, the Company sold Towne Centre to Ventas in a sale/leaseback transaction valued at $29.0 million. This lease was effective as of April 1, 2006 and has an initial term of nine and one-half years, with two five-year renewal extensions available at the Company’s option. The initial lease rate is 8% and is subject to certain conditional escalation clauses. The Company incurred $0.1 million in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for this lease as an operating lease. As a result of this sale/leaseback transaction, the Company received cash proceeds of approximately $12.7 million, net of closing costs, retired debt of approximately $16.2 million and recorded a gain of approximately $14.3 million, which has been deferred and is being recognized in the Company’s statement of operations over the initial lease term.
On May 8, 2006 the Company entered into an agreement with Ventas to lease Rose Arbor which Ventas acquired from a third party for approximately $19.1 million. Rose Arbor is a 147-unit senior living community with a capacity of 179 residents. This lease has an initial term of approximately nine and one-half years, with two five-year renewal extensions available at the Company’s option. The initial lease rate is 8% and is subject to conditional escalation provisions. The Company incurred $0.3 million in lease acquisition costs related to this lease. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for this lease as an operating lease.
HCPI Leases
Effective economically as of May 1, 2006, the Company sold three of its communities, Crosswood Oaks, Tesson Heights and Veranda Club to HCPI in sales / leaseback transactions valued at approximately $54.0 million. These leases were effective economically as of May 1, 2006 and have an initial term of ten years, with two ten-year renewal extensions available at the Company’s option. The initial lease rates are 8% and are subject to certain conditional escalation clauses. The Company incurred $0.2 million in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for these leases as operating leases. As a result of these sale/leaseback transactions, the Company received cash proceeds of approximately $23.0 million, net of closing costs, retired debt of approximately $29.3 million and recorded a gain of approximately $12.8 million, which has been deferred and is being recognized in the Company’s statement of operations over the initial lease term.
Effective May 31, 2006, the Company acquired seven senior living communities owned by Covenant for $40.6 million and simultaneously sold six of the seven communities to HCPI in a sale / leaseback transaction valued at approximately $43.0 million. These leases were effective as of May 31, 2006 and have an initial term of ten years, with two-ten year renewal extensions available at the Company’s option. The initial lease rate is 8% and is subject to certain conditional escalation clauses. The Company incurred $0.2 million in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease terms and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for these leases as operating leases. As a result of this sale/leaseback transaction, the Company received cash proceeds of approximately $3.6 million, net of closing costs, and recorded a gain of approximately $0.7 million which has been deferred and is being recognized in the Company’s statement of operations over the initial lease term.

CAPITAL SENIOR LIVING CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Midwest Transaction
On January 13, 2006, the Company announced the formation of Midwest, a joint venture with GE Healthcare, to acquire five senior housing communities from a third party. Midwest is owned approximately 89% by GE Healthcare and 11% by the Company. The Company paid $2.7 million for its interest in Midwest. Midwest agreed to pay approximately $46.9 million for the five communities. The five communities comprise 293 assisted living units with a resident capacity of 389. Effective as of February 1, 2006, Midwest acquired four of the five communities and on March 31, 2006, Midwest closed on the fifth community. The Company manages the five acquired communities under long-term management agreements with Midwest. The Company accounts for its investment in Midwest under the equity method of accounting and the Company recognized earnings in the equity of Midwest of $22,000 for the six months ended June 30, 2006.
Covenant Acquisitions
Effective May 31, 2006, the Company acquired the seven communities owned by Covenant for $40.6 million and simultaneously sold six of the seven communities to HCPI in a sale / leaseback transaction valued at approximately $43.0 million.
The remaining community, Meadow View, was classified as held for sale at June 30, 2006. The Company estimates that Meadow View had an aggregate fair value, net of costs of disposal of $2.4 million at June 30, 2006. Subsequent to the end of the second quarter of fiscal 2006, the Company sold Meadow View to an unrelated party for $2.6 million resulting in net proceeds of approximately $2.4 million.
Management Agreements
The Company managed and operated the 44 communities it wholly owned or leased, nine communities owned by joint ventures in which the Company has a minority interest and seven communities owned by third parties as of June 30, 2006. For communities owned by joint ventures and third parties, the Company typically receives a management fee of 5% of gross revenue. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community.
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
The Company is party to a property management agreement (the “SHPII Management Agreement”) with SHPII to manage one senior living community. The SHPII Management Agreement extends until June 2008 and provides for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the community. The Company earned $0.1 million under the terms of the SHPII Management Agreement for each of the six months ended June 30, 2006 and 2005, respectively.
The Company entered into a series of property management agreements (the “SHPII/CSL Management Agreements”), effective as of November 30, 2004, with SHPII/CSL, which is owned 95% by SHPII and 5% by the Company, which collectively own and operate the Spring Meadows Communities. The SHPII/CSL Management Agreements extend until various dates through November 2014. The SHPII/CSL Management Agreements provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the Spring Meadows Communities. The Company

CAPITAL SENIOR LIVING CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
earned $0.5 million under the terms of the SHPII/CSL Management Agreements for each of the six months ended June 30, 2006 and 2005, respectively. The Company defers 5% of its management fee income earned from SHPII/CSL. Deferred management fee income is being amortized into income over the term of the Company’s management contract. As of June 30, 2006, the Company had deferred income of approximately $68,000 relating to SHPII/CSL.
Effective as of August 18, 2004, the Company acquired from Covenant all of the outstanding stock of CGIM. This acquisition resulted in the Company assuming the management contracts (the “CGIM Management Agreements”) on 14 senior living communities with a combined resident capacity of approximately 1,800 residents. The CGIM Management Agreements expire on various dates through December 2008. The CGIM Management Agreements generally provide for management fees of 5% to 5.5% of gross revenues, subject to certain base management fees. The Company earned $0.6 million and $0.7 million under the terms of the CGIM Management Agreements for the six months ended June 30, 2006 and 2005, respectively. Effective May 31, 2006, the Company acquired the seven communities owned by Covenant and subsequently sold six of the seven communities to HCPI in a sale / leaseback transaction. In addition, the remaining community was sold to an unrelated party subsequent to the end of the second quarter. As of June 30, 2006, the Company managed seven communities it owns or leases and six third party communities under the CGIM Management Agreements.
The Company entered into a series of property management agreements (the “Midwest Management Agreements”), effective as of February 1, 2006 with Midwest, which is currently owned approximately 89% by GE Healthcare and 11% by the Company. The Midwest Management Agreements extend through January 2011. The Midwest Management Agreements provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. The Company earned $0.2 million under the terms of the Midwest Management Agreements for the six months ended June 30, 2006. The Company defers 11% of its management fee income earned from Midwest and the deferred management fee income is being amortized into income over the term of the Company’s management contract. As of June 30, 2006, the Company had deferred income of approximately $17,000 relating to Midwest.
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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2006		2005		2006		2005
	$	%	$	%	$	%	$	%
Revenues:
Resident and healthcare revenue	$33,278	98.0	$23,486	96.1	$64,674	97.9	$46,860	96.3
Unaffiliated management service revenue	296	0.9	403	1.7	707	1.1	796	1.6
Affiliated management service revenue	371	1.1	547	2.2	679	1.0	1,018	2.1

Total revenue	33,945	100.0	24,436	100.0	66,060	100.0	48,674	100.0

Expenses:
Operating expenses (exclusive of depreciation and amortization shown below)	21,491	63.3	16,237	66.4	41,893	63.4	32,361	66.5
General and administrative expenses	2,890	8.5	2,439	10.0	5,765	8.7	4,764	9.8
Facility lease expense	3,823	11.3	—	—	5,951	9.0	—	—
Depreciation and amortization	3,714	10.9	3,147	12.9	6,971	10.6	6,281	12.9

Total expenses	31,918	94.0	21,823	89.3	60,580	91.7	43,406	89.2

Income from operations	2,027	6.0	2,613	10.7	5,480	8.3	5,268	10.8

Other income (expense):
Interest income	205	0.6	34	0.1	275	0.4	57	0.1
Interest expense	(4,416)	(13.0)	(4,521)	(18.5)	(9,640)	(14.6)	(8,751)	(18.0)
Gain on sale of assets	700	2.1	—	—	897	1.4	—	—
Debt restructuring / contract rights:
Write-off of deferred loan costs	(1,762)	(5.2)	—	—	(1,867)	(2.8)	—	—
Loss on treasury rate lock agreement	—	—	(1,620)	(6.6)	—	—	(1,353)	(2.8)
Other income	67	0.2	124	0.5	121	0.2	234	0.5

Loss before income taxes and minority interest in consolidated partnerships	(3,179)	(9.4)	(3,370)	(13.8)	(4,734)	(7.2)	(4,545)	(9.3)
Benefit for income taxes	693	2.0	1,191	4.9	1,249	1.9	1,605	3.3

Loss before minority interest in consolidated partnership	(2,486)	(7.3)	(2,179)	(8.9)	(3,485)	(5.3)	(2,940)	(6.0)
Minority interest in consolidated partnership	—	—	(2)	—	—	—	1	—

Net loss	(2,486)	(7.3)	(2,181)	(8.9)	(3,485)	(5.3)	(2,939)	(6.0)

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005
Revenues. Total revenues were $33.9 million in the three months ended June 30, 2006 compared to $24.4 million for the three months ended June 30, 2005, representing an increase of approximately $9.5 million or 38.9%. This increase in revenue is primarily the result of a $9.8 million increase in resident and healthcare revenue offset by a decrease in unaffiliated management services revenue of $0.1 million and a decrease in affiliated management services revenue of $0.2 million. The increase in resident and healthcare revenue reflects an increase of $5.5 million from the consolidation of the six communities previously owned by BRE/CSL that were sold to Ventas and leased back by the Company on September 30, 2005, an increase of $1.0 million from the consolidation of Georgetowne Place which the Company leased from Ventas on October 19, 2005, an increase of $1.1 million from the consolidation of the Covenant communities which the Company leased from HCPI on May 31, 2006, an increase of $0.3 million from the consolidation of Rose Arbor which was leased from Ventas on May 8, 2006, and an increase in resident and healthcare revenue at the Company’s other communities of $1.9 million as a result of higher occupancy and rental rates in the current fiscal year. The decrease in unaffiliated management services revenue in the second quarter of fiscal 2006 compared to the prior year primarily results from the expiration of third party management agreements and the sale of the seven communities owned by Covenant to the Company and the Company subsequent sale of six of the seven communities to HCPI in a sale / leaseback transaction. The decrease in affiliated management services revenue in the

CAPITAL SENIOR LIVING CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
second quarter of fiscal 2006 compared to the prior year primarily results from the sale of the six communities owned by BRE/CSL to Ventas partially offset by management fees earned on the five Midwest communities.
Expenses. Total expenses were $31.9 million in the second quarter of fiscal 2006 compared to $21.8 million in the second quarter of fiscal 2005, representing an increase of $10.1 million or 46.3%. This increase is primarily the result of a $5.3 million increase in operating expenses, a $0.5 million increase in general and administrative expenses, a $3.8 million increase in facility lease expense and a $0.6 million increase in depreciation and amortization expense. The increase in operating expenses primarily results from an increase of $3.4 million from the consolidation of the six communities previously owned by BRE/CSL, an increase of $0.6 million from the consolidation of Georgetowne Place, an increase of $0.7 million from the consolidation of the Covenant communities, an increase of $0.2 million from the consolidation of Rose Arbor and an increase in operating expenses at the Company’s other communities of $0.4 million. The increase in general and administrative expenses primarily relates to an increase in administrative labor costs of $0.2 million, an increase in professional fees of $0.1 million and an increase in stock compensation expense of $0.2 million. Facility lease expenses in fiscal 2006 results from the Company leasing 18 senior living communities. The increase in depreciation and amortization expense primarily results from the write-off of $0.9 million in management contract rights offset by the sale / leaseback of four communities previously owned by the Company.
Other income and expense. Interest income increased to $0.2 million in the second quarter of fiscal 2006 compared to $34,000 in second quarter of fiscal 2005. This increase results from the investment of cash balances and interest earned on deposits with Ventas. Interest expense decreased $0.1 million to $4.4 million in the second quarter of 2006 compared to $4.5 million in the comparable period of fiscal 2005. This decrease in interest expense primarily results from lower debt outstanding during the second quarter of fiscal 2006 compared to fiscal 2005, offset by higher interest rates in the current fiscal year. Gain on sale of assets in the second quarter of fiscal 2006 represents the recognition of deferred gains associated with the sale / leaseback of sixteen communities of $0.7 million. As a result of the Company’s sale / leaseback transactions, the Company has deferred $32.0 million in gains that are being recognized into income over their respective initial lease term. During the second quarter of fiscal 2006, the Company wrote-off deferred loan costs of $1.6 associated with the refinancing of the mortgage debt related to 19 of the Company’s communities and $0.2 million as a result of the sale of three communities to HCPI. During the second quarter of fiscal 2005, the Company recognized a loss of $1.6 million as a result of the change in fair value of its treasury lock agreements. Other income in the second quarter of fiscal 2006 and 2005 relates to the Company’s equity in the earnings of affiliates, which represents the Company’s share of the earnings on its investments in SHPII/CSL, Midwest and BRE/CSL.
Benefit for income taxes. Benefit for income taxes in the second quarter of fiscal 2006 was $0.7 million or 21.8% of loss before taxes, compared to a benefit for income taxes of $1.2 million or 35.3% in the second quarter of fiscal 2005. The tax benefit in the second quarter of fiscal 2006 was reduced by $0.3 million as a result of changes in Texas state income tax laws which required the Company to evaluate and record its deferred tax assets and liabilities relating to its Texas communities at their net realizable values. The effective tax rates for the second quarter of 2006 and 2005 differ from the statutory tax rates because of state income taxes and permanent tax differences.
Minority interest. Minority interest in the second quarter of fiscal 2005 represents the minority holder’s share of the gains incurred by HealthCare Properties Liquidating Trust (“HCP”).
Net loss. As a result of the foregoing factors, net loss decreased $0.3 million to a net loss of $2.5 million for the three months ended June 30, 2006, as compared to a net loss of $2.2 million for the three months ended June 30, 2005.
Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005
Revenues. Total revenues for the six months ended June 30, 2006 were $66.1 million compared to $48.7 million for the six months ended June 30, 2005, representing an increase of approximately $17.4 million or 35.7%. This increase in revenue is primarily the result of a $17.8 million increase in resident and healthcare revenue offset by a decrease in unaffiliated management services revenue of $0.1 million and a decrease in affiliated management services revenue of $0.3 million. The increase in resident and healthcare revenue reflects an increase of $11.0 million from the consolidation of the six communities previously owned by BRE/CSL that were sold to Ventas and leased back by the Company on

CAPITAL SENIOR LIVING CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2005, an increase of $2.0 million from the consolidation of Georgetowne Place which the Company leased from Ventas on October 19, 2005, an increase of $1.1 million from the consolidation of the Covenant communities which the Company leased from HCPI on May 31, 2006, an increase of $0.3 million from the consolidation of Rose Arbor which was leased from Ventas on May 8, 2006, and an increase in resident and healthcare revenue at the Company’s other communities of $3.4 million as a result of higher occupancy and rental rates in the current fiscal year. The decrease in unaffiliated management services revenue in the first six months of fiscal 2006 compared to the prior year primarily results from the expiration of third party management agreements and the sale of the seven communities owned by Covenant to the Company and the Company subsequent sale of six of the seven communities to HCPI in a sale / leaseback transaction. The decrease in affiliated management services revenue in the first six months of fiscal 2006 compared to the comparable period in the prior year primarily results from the sale of the six communities owned by BRE/CSL to Ventas partially offset by management fees earned on the five Midwest communities.
Expenses. Total expenses in the first six months of fiscal 2006 were $60.6 million compared to $43.4 million in the first six months of fiscal 2005, representing an increase of $17.2 million or 39.6%. This increase is primarily the result of an increase in operating expenses of $9.5 million, an increase in general and administrative expenses of $1.0 million, an increase in facility lease expense of $6.0 million and an increase in depreciation and amortization expense of $0.7 million. The increase in operating expenses in fiscal 2006 compared to fiscal 2005 primarily results from an increase of $6.7 million from the consolidation of the six communities previously owned by BRE/CSL, an increase of $1.3 million from the consolidation of Georgetowne Place, an increase of $0.7 million from the consolidation of the Covenant communities, an increase of $0.2 million from the consolidation of the Rose Arbor community and an increase in operating expenses at the Company’s other communities of $0.6 million. The increase in general and administrative expenses in fiscal 2006 compared to fiscal 2005 primarily relates to an increase in administrative labor costs of $0.4 million, an increase in professional fees of $0.2 million, an increase in stock compensation expense of $0.3 million and an increase in other administrative costs of $0.1 million. Facility lease expenses in fiscal 2006 results from the Company leasing 18 senior living communities. The increase in depreciation and amortization expense primarily results from the write-off of $0.9 million in management contract rights offset by the sale / leaseback of four communities previously owned by the Company.
Other income and expense. Interest income increased to $0.3 million in the first six months of fiscal 2006 compared to $0.1 million in the first six months of fiscal 2005. This increase results from the investment of cash balances and interest earned on deposits with Ventas. Interest expense increased $0.9 million to $9.6 million in the first six months of fiscal 2006 compared to $8.7 million in the comparable period of fiscal 2005. This increase in interest expense primarily results from higher interest rates in the current fiscal year compared to the prior year, offset by slightly lower average debt outstanding during the current fiscal year. Gain on sale of assets in the first six months of fiscal 2006 represents the recognition of deferred gains associated with the sale / leaseback of sixteen communities of $0.8 million and the recognition of a gain related to the sale of a portion of the Company’s interest rate cap which resulted in a gain of $0.1 million. As a result of the Company’s sale / leaseback transactions, the Company has deferred $32.0 million in gains that are being recognized into income over their respective initial lease term. During the first six months of fiscal 2006, the Company wrote-off deferred loan costs of $1.6 associated with the refinancing of the mortgage debt related to 19 of the Company’s communities and $0.3 million as a result of the sale of three communities to HCPI and one community to Ventas. During the first six months of fiscal 2005, the Company recognized a loss of $1.4 million as a result of the change in fair value of its treasury lock agreements. Other income in the first six months of fiscal 2006 and 2005 relates to the Company’s equity in the earnings of affiliates, which represents the Company’s share of the earnings on its investments in SHPII/CSL, Midwest and BRE/CSL.
Provision/benefit for income taxes. Benefit for income taxes in the first six months of fiscal 2006 was $1.2 million or 26.4% of loss before taxes, compared to a provision for income taxes of $1.6 million or 35.3% of income before taxes in the first six months of fiscal 2005. The tax benefit for the first six months of fiscal 2006 was reduced by $0.3 million as a result changes in Texas state income tax laws which required the Company to evaluate and record its deferred tax assets and liabilities relating to its Texas communities at their net realizable values. The effective tax rates for the first six months of 2006 and 2005 differ from the statutory tax rates because of state income taxes and permanent tax differences.

CAPITAL SENIOR LIVING CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Minority interest. Minority interest in the first six months of fiscal 2005 represents the minority holder’s share of the losses incurred by HCP.
Net loss. As a result of the foregoing factors, net loss increased $0.6 million to a net loss of $3.5 million for the six months ended June 30, 2006, as compared to a net loss of $2.9 million for the six months ended June 30, 2005.
Liquidity and Capital Resources
In addition to approximately $25.7 million of cash balances on hand as of June 30, 2006, the Company’s principal sources of liquidity are expected to be cash flows from operations, proceeds from the sale of assets, cash flows from SHPII/CSL and Midwest and/or additional refinancing. The Company expects its available cash and cash flows from operations, proceeds from the sale of assets, and cash flows from SHPII/CSL and Midwest to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company from time to time considers and evaluates transactions related to its portfolio including refinancings, purchases and sales, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.
On June 9, 2006, the Company refinanced $110.0 million of mortgage debt on 15 senior living communities with the Freddie Mac. As part of the refinancing the Company repaid approximately $14.8 million of mortgage debt on the 15 communities. The new mortgage loans have a ten year term with interest rates fixed at 6.29% for the first nine years and with principal amortized over a 25-year term. At the beginning of the tenth year, the loans will convert to a floating interest rate to provide flexibility regarding financing alternatives. Each of the loans are cross-collateralized and cross-defaulted with release provisions. The Company incurred $1.9 million in deferred financing costs related to these loans, which is being amortized over ten years. In addition, the Company wrote-off $0.9 million in deferred loan costs on the loans refinanced and paid $0.2 million in loan exit fees to the prior lender. The loan exit fees are a component of write-off of deferred loan costs in the accompanying statement of operations.
On June 20, 2006, the Company refinanced $33.0 million of mortgage debt on four senior living communities with Capmark. The new mortgage loans have a three year term plus options for two one year extensions at the Company’s option with variable interest rates tied to the 30-day LIBOR plus a spread of 260 basis points. Principal is being amortized over a 25-year term. The Company has an interest rate cap in place thru January 2008, which limits the maximum rate on these loans to approximately 7.60%. Each of the loans are cross-collateralized and cross-defaulted with release provisions. The Company incurred $0.5 million in deferred financing costs related to these loans, which is being amortized over three years. In addition, the Company wrote-off $14,000 in deferred loan costs on the loans refinanced and paid $0.5 million in loan exit fees to the prior lender. The loan exit fees are a component of write-off of deferred loan costs in the accompanying statement of operations.
The Company had net cash used in operating activities of $10.9 million and $0.7 million in the first six months of fiscal 2006 and 2005, respectively. In the first six months of fiscal 2006, net cash used in operating activities was primarily derived from a net loss of $3.5 million, an increase in accounts receivable of $1.4 million, an increase in property and tax deposits of $0.4 million, an increase in prepaid and other $3.4 million, an increase in other assets of $5.1 million, a decrease in accounts payable and accrued expenses of $0.2 million, and an increase in federal and state income taxes receivable of $1.2 million offset by net noncash charges of $4.2 million and a increase in customer deposits of $0.1 million. In first six months of fiscal 2005, net cash used in operating activities was primarily derived from a net loss of $2.9 million, an increase in property tax and insurance deposits of $1.3 million, an increase in prepaid and other expenses of $1.3 million, an increase in other assets of $2.1 million, an increase in federal and state income taxes receivable of $0.4 million offset by net noncash charges of $6.5 million, an decrease in accounts receivable of $0.5 million and an increase in accounts payable and accrued expenses of $0.3 million.
The Company had net cash provided by investing activities of $32.7 million in the first six months of fiscal 2006 compared to net cash used in investing activities of $1.1 million in the first six months of fiscal 2005. In the first six

CAPITAL SENIOR LIVING CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
months of fiscal 2006, net cash provided by investing activities primarily results from proceeds from the sale of assets of $48.0 million offset by net capital expenditures of $2.7 million, cash paid to acquire the Covenant communities of $9.8 million and distributions to limited partnerships of $2.8 million. In the first six months of fiscal 2005, the net cash used in investing activities was primarily the result of capital expenditures of $1.1 million.
The Company had net cash used in financing activities of $17.9 million and $2.3 million in the first six months of fiscal 2006 and 2005, respectively. For the first six months of fiscal 2006, net cash used in financing activities was primarily derived from net repayments of notes payable of $14.2 million, cash paid to settle interest rate lock agreements of $1.8 million and deferred financing charges paid in connection with the refinancing of 19 communities of $3.1 million offset by the release of restricted cash of $1.0 million, proceeds from the issuance of common stock of $0.2 million and excess tax benefits of $0.1 million. For the first six months of fiscal 2005 the net cash used in financing activities primarily results from net repayments of notes payable of $1.3 million, cash restricted under the terms of the Company’s treasury lock agreements of $0.5 million and deferred financing costs paid relating to the Company’s interest rate caps and debt refinancings of $0.6 million offset by proceeds from the exercise of stock options of $0.1 million.
The Company derives the benefits and bears the risks related to the communities it owns. The cash flows and profitability of owned communities depends on the operating results of such communities and are subject to certain risks of ownership, including the need for capital expenditures, financing and other risks such as those relating to environmental matters.
Ventas Transactions
Effective as of June 30, 2005, BRE/CSL entered into the Ventas Purchase Agreement with Ventas to sell the six communities owned by BRE/CSL to Ventas for approximately $84.6 million. In addition, Ventas and the Company entered into the Ventas Lease Agreements whereby the Company agreed to lease the six communities from Ventas. Effective as of September 30, 2005, Ventas completed the purchase of the six communities from BRE/CSL and the Company began consolidating the operations of the six communities in its consolidated statement of operations under the terms of the Ventas Lease Agreements. The Ventas Lease Agreements each have an initial term of ten years, with two five-year renewal extensions available at the Company’s option. The initial lease rate under the Ventas Lease Agreements is 8% and is subject to certain conditional escalation clauses. The Company incurred $1.3 million in lease acquisition costs related to the Ventas Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10 year lease term and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for the Ventas Lease Agreements as operating leases. The sale of the six communities from BRE/CSL to Ventas resulted in the Company receiving cash proceeds of $6.1 million and recording a gain of approximately $4.2 million, which has been deferred and is being recognized in the Company’s statement of operations over the initial 10 year lease term.
On October 18, 2005, the Company entered into an agreement with Ventas to lease Georgetowne Place which Ventas acquired from a third party for approximately $19.5 million. Georgetowne Place is a 162-unit senior living community with a capacity of 247 residents. This lease has an initial term of ten years, with two five-year renewal extensions available at the Company’s option. The initial lease rate is 8% and is subject to conditional escalation provisions. The Company incurred $0.2 million in lease acquisition costs related to this lease. These deferred lease acquisition costs are being amortized over the initial 10 year lease term and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for this lease as an operating lease.
On March 31, 2006, the Company sold Towne Centre to Ventas in a sale/leaseback transaction valued at $29.0 million. This lease was effective as of April 1, 2006 and has an initial term of nine and one-half years, with two five-year renewal extensions available at the Company’s option. The initial lease rate is 8% and is subject to certain conditional escalation clauses. The Company incurred $0.1 million in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for this lease as an operating lease. As a result of this sale/leaseback transaction the Company received cash proceeds of approximately $12.7 million, net of closing costs, retired debt of approximately $16.2 million and recorded a gain of approximately $14.3 million, which has been deferred and is being recognized in the Company’s statement of operations over the initial lease term.

CAPITAL SENIOR LIVING CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
On May 8, 2006 the Company entered into an agreement with Ventas to lease Rose Arbor which Ventas acquired from a third party for approximately $19.1 million. Rose Arbor is a 147-unit senior living community with a capacity of 179 residents. This lease has an initial term of approximately nine and one-half years, with two five-year renewal extensions available at the Company’s option. The initial lease rate is 8% and is subject to conditional escalation provisions. The Company incurred $0.3 million in lease acquisition costs related to this lease. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for this lease as an operating lease.
HCPI Transactions
Effective economically as of May 1, 2006, the Company sold three of its communities, Crosswood Oaks, Tesson Heights and Veranda Club to HCPI in sales / leaseback transactions valued at approximately $54.0 million. These leases were effective economically as of May 1, 2006 and have an initial term of ten years, with two ten-year renewal extensions available at the Company’s option. The initial lease rates are 8% and are subject to certain conditional escalation clauses. The Company incurred $0.2 million in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for these leases as operating leases. As a result of these sale/leaseback transactions, the Company received cash proceeds of approximately $23.0 million, net of closing costs, retired debt of approximately $29.3 million and recorded a gain of approximately $12.8 million, which has been deferred and is being recognized in the Company’s statement of operations over the initial lease term.
Effective May 31, 2006, the Company acquired seven senior living communities owned by Covenant for $40.6 million and simultaneously sold six of the seven communities to HCPI in a sale / leaseback transaction valued at approximately $43.0 million. These leases were effective as of May 31, 2006 and have an initial term of ten years, with two ten-year renewal extensions available at the Company’s option. The initial lease rate is 8% and is subject to certain conditional escalation clauses. The Company incurred $0.2 million in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease terms and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for these leases as operating leases. As a result of this sale/leaseback transaction, the Company received cash proceeds of approximately $3.6 million, net of closing costs and recorded a gain of approximately $0.7 million, which has been deferred and is being recognized in the Company’s statement of operations over the initial lease term.
Midwest Transaction
On January 13, 2006, the Company announced the formation of Midwest, a joint venture with GE Healthcare, to acquire five senior housing communities from a third party. Midwest is owned approximately 89% by GE Healthcare and 11% by the Company. The Company paid $2.7 million for its approximate 11% interest in Midwest. Midwest agreed to pay approximately $46.9 million for the five communities. The five communities comprise 293 assisted living units with a resident capacity of 389. Effective as of February 1, 2006, Midwest acquired four of the five communities and on March 31, 2006, Midwest closed on the fifth community. The Company manages the five acquired communities under long-term management agreements with Midwest. The Company accounts for its investment in Midwest under the equity method of accounting and the Company recognized earnings in the equity of Midwest of $22,000 for the six months ended June 30, 2006. The Company defers 11% of its management fee income earned from Midwest and the deferred management fee income is being amortized into income over the term of the Company’s management contracts. As of June 30, 2006, the Company had deferred income of approximately $17,000 relating to Midwest.
Covenant Acquisitions
Effective May 31, 2006, the Company acquired the seven communities owned by Covenant for $40.6 million and simultaneously sold six of the seven communities to HCPI in a sale / leaseback transaction valued at approximately $43.0 million.

CAPITAL SENIOR LIVING CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The remaining community, Meadow View, was classified as held for sale at June 30, 2006. The Company estimates that Meadow View had an aggregate fair value, net of costs of disposal of $2.4 million at June 30, 2006. Subsequent to the end of the second quarter of fiscal 2006, the Company sold Meadow View to an unrelated party for $2.6 million resulting in net proceeds of approximately $2.4 million.

CAPITAL SENIOR LIVING CORPORATION
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company’s primary market risk is exposure to changes in interest rates on debt instruments. As of June 30, 2006, the Company had $206.6 million in outstanding debt comprised of various fixed and variable rate debt instruments of $168.2 million and $38.4 million, respectively.
Changes in interest rates would affect the fair market value of the Company’s fixed rate debt instruments but would not have an impact on the Company’s earnings or cash flows. Fluctuations in interest rates on the Company’s variable rate debt instruments, which are tied to either LIBOR or the prime rate, would affect the Company’s earnings and cash flows but would not affect the fair market value of the variable rate debt. Each percentage point change in interest rates would increase the Company’s annual interest expense by approximately $0.4 million (subject to certain interest rate caps) based on the Company’s outstanding variable debt as of June 30, 2006.
Interest Rate Cap, Lock and Swap Agreements
Effective January 31, 2005, the Company entered into interest rate cap agreements with two commercial banks to reduce the impact of increases in interest rates on the Company’s variable rate loans. One interest rate cap agreement effectively limits the interest rate exposure on $100 million notional amount to a maximum LIBOR of 5%, as long as one-month LIBOR is less than 7%. If one-month LIBOR is greater than 7%, the agreement effectively limits the interest rate on the same $100 million notional amount to a maximum LIBOR of 7%. In March 2006, the Company sold $67 million of the notional amount of this interest rate cap and as a result received $0.3 million in cash and recorded a gain on sale of $0.1 million. This interest rate cap agreement is still in effect to limit interest rate exposure on $33 million notional amount and expires on January 31, 2008. During the second quarter of fiscal 2006, the Company received $3,000 under the terms of this interest rate cap agreement and recorded the amount received as a reduction in interest expense. The second interest cap agreement effectively limited the interest rate exposure on a $50 million notional amount to a maximum LIBOR of 5% and expired on January 31, 2006. The Company paid $0.4 million for the interest rate caps and the costs of these agreements are being amortized to interest expense over the life of the agreements except for amounts written off when the notional amounts were sold.
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
Item 4. CONTROLS AND PROCEDURES.
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to the Company’s management, including its Chief Executive Officer, to allow timely decisions regarding required

CAPITAL SENIOR LIVING CORPORATION
disclosures. Based on such evaluation, the Company’s management including its Chief Executive Officer and Chief Financial Officer, have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are ineffective, as a result of a material weakness identified at December 31, 2005 relating to the Company’s accounting for income taxes.
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company has taken and will take various corrective actions to remediate the material weakness noted above. These remedial actions are as follows:
•	the Company has replaced its third-party income tax advisors and tax consultants and has ensured that the third-party tax service providers have the required expertise for the more complex areas of the Company’s income tax accounting; and

•	the Company has and will continue to increase the formality and rigor of controls and procedures over accounting for income taxes, including the allocation of additional internal resources to the income tax accounting process.
Notwithstanding the existence of the material weakness noted above, management believes that the accompanying consolidated financial statements fairly present, in all material respects, the financial condition, results of operations and cash flows for the fiscal quarters presented in this report on Form 10-Q.

CAPITAL SENIOR LIVING CORPORATION
Part 2. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.
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
On January 11, 2006, the Company received a demand letter from the Texas Property and Casualty Insurance Guaranty Association (“TPCIGA”) for repayment of $199,737 in worker’s compensation payments allegedly made by TPCIGA on behalf of Company employees. The Company has also received other correspondence for repayment of $45,358. TPCIGA’s letter states that it has assumed responsibility for insureds of Reliance Insurance Company (“Reliance”) which was declared insolvent and ordered into liquidation in October of 2001 by the Commonwealth Court of Pennsylvania. Reliance had been the Company’s worker’s compensation carrier. TPCIGA’s demand letter states that under the Texas Insurance Code, TPCIGA is entitled to seek reimbursement from an insured for sums paid on its behalf if the insured’s net worth exceeds $50 million at the end of the year immediately proceeding the impaired insurer’s insolvency. TPCIGA states that it pursues reimbursement of these payments from the Company pursuant to this “net worth” provision. The Company has requested additional information from TPCIGA to verify that the Company was indeed the employer of the individuals on whose behalf the TPCIGA has paid claims. On July 19, 2006, the TPCIGA filed a petition in the 53rd Judicial District Court of Travis County seeking repayment of approximately $50,000 in claims and allocated loss adjustment expenses in connection with claims payable under the Reliance policy issued to the Company as well as attorney fees. The TPCIGA has not provided sufficient documentation at this time for the Company to be able to fully evaluate all of these claims.
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
Item 1A. RISK FACTORS.
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
As of June 30, 2006, we had mortgage and other indebtedness totaling approximately $206.6 million. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover required interest, principal and, if applicable, operating lease payments. Any payment or other default could cause the applicable lender to foreclose upon the communities securing the indebtedness or, if applicable, in the case of an operating lease, could terminate the lease, with a consequent loss of income and asset value to us. Further, because some of the our mortgages contain cross-default and cross-collateralization provisions, a payment or other default by us with respect to one community could affect a significant number of our other communities.

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
As of June 30, 2006, we leased 18 communities with lease obligations totaling approximately $210.5 million over a 10-year period, with minimum lease obligations of $15.9 million in fiscal 2006. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover these required operating lease obligations. Any payment or other default under our leases could result in the termination of the lease, with a consequent loss of income and asset value to us. Further, because all of our leases contain cross-default provisions, a payment or other default by us with respect to one leased community could affect a significant number of our other leased communities. Certain of our leases contain various financial and other restrictive covenants, which could limit our flexibility in operating our business. Failure to maintain compliance with the lease obligations as set forth in our lease agreements could have a material adverse impact us.
We cannot assure that we will be able to effectively manage our growth.
We intend to expand our operations, directly or indirectly, through the acquisition of existing senior living communities, the expansion of some of our existing senior living communities, the development of new senior living communities and through the increase in the number of communities which we manage under management agreements. The success of our growth strategy will depend, in large part, on our ability to implement these plans and to effectively operate these

CAPITAL SENIOR LIVING CORPORATION
communities. If we are unable to manage our growth effectively, our business, results of operations and financial condition may be adversely affected.
We cannot assure that we will be able to acquire additional senior living communities, develop new senior living communities or expand existing senior living communities.
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
We currently manage six senior living communities for third parties and nine senior living communities for joint ventures in which we have a minority interest pursuant to multi-year management agreements. The management agreements generally have initial terms of between five and fifteen years, subject to certain renewal rights. Under these

CAPITAL SENIOR LIVING CORPORATION
agreements we provide management services to third party and joint venture owners to operate senior living communities and have provided, and may in the future provide, management and consulting services to third parties on market and site selection, pre-opening sales and marketing, start-up training and management services for facilities under development and construction. In most cases, either party to the agreements may terminate them upon the occurrence of an event of default caused by the other party. In addition, subject to our rights to cure deficiencies, community owners may terminate us as manager if any licenses or certificates necessary for operation are revoked, or if we have a change of control. Also, in some instances, a community owner may terminate the management agreement relating to a particular community if we are in default under other management agreements relating to other communities owned by the same community owner or its affiliates. In addition, in certain cases the community owner may terminate the agreement upon 30 days’ notice to us in the event of a sale of the community. In those agreements, which are terminable in the event of a sale of the community, we have certain rights to offer to purchase the community. The termination of a significant portion of our management agreements could have a material adverse effect on our business, financial condition and results of operations.
Performance of our obligations under our joint venture arrangements could have a material adverse effect on us.
We hold minority interests ranging from approximately 5% to 11% in several joint ventures with affiliates of Prudential and GE Healthcare. We also manage the communities owned by these joint ventures. Under the terms of the joint venture agreements with Prudential covering four properties, we are obligated to meet certain cash flow targets and failure to meet these cash flow targets could result in termination of the management agreements. Under the terms of the joint venture agreements with GE Healthcare covering five properties, we are obligated to meet certain net operating income targets and failure to meet these net operating income targets could result in termination of the management agreements. All of the management agreements with the joint ventures contain termination and renewal provisions. We do not control joint venture decisions covering termination or renewal. Performance of the above obligations or termination or non-renewal of the management agreements could have a material adverse effect on our business, financial condition and results of operations.
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

CAPITAL SENIOR LIVING CORPORATION
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

CAPITAL SENIOR LIVING CORPORATION
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     Not Applicable
Item 3. DEFAULTS UPON SENIOR SECURITIES.
     Not Applicable
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Company’s Annual Meeting of Stockholders was held on May 9, 2006 (the “Annual Meeting”). At the Annual Meeting, the stockholders voted to re-elect three directors of the Company, James A. Stroud, Keith N. Johannessen and Jill M. Krueger to hold office until the annual meeting to be held in 2009 or until each person’s successor is duly elected and qualified. The other directors whose terms continued after the Annual Meeting are Lawrence A. Cohen, Craig F. Hartberg, James A. Moore and Dr. Victor W. Nee.
A total of 25,836,126 shares were represented at the meeting in person or by proxy.
The number of shares that were voted for and that were withheld from, each of the director nominees was as follows:

Director Nominee	For	Withheld
James A. Stroud	19,694,047	6,142,079
Keith N. Johannessen	19,586,142	6,249,984
Jill M. Kruger	19,712,847	6,123,279
In addition, at the Annual Meeting the shareholders ratified KPMG LLP as the Company’s independent auditors with 23,249,620 shares cast for ratification, 2,579,113 shares cast against and 7,392 shares abstaining from voting.
No other matters were voted on at the Annual Meeting.
Item 5. OTHER INFORMATION.
     Not Applicable
Item 6. EXHIBITS.
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

CAPITAL SENIOR LIVING CORPORATION
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Capital Senior Living Corporation
(Registrant)

By:	/s/ Ralph A. Beattie

Ralph A. Beattie
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Date: August 7, 2006