Form 10-Q
period 2006-09-30
CAPITAL SENIOR LIVING CORP
filed 2006-11-08
CIK 1043000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 7, 2006, the Registrant had 26,378,491 outstanding shares of its Common Stock, $0.01 par value.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,952	$21,831
Restricted cash	—	973
Accounts receivable, net	4,237	2,586
Accounts receivable from affiliates	1,344	432
Federal and state income taxes receivable	1,463	1,840
Deferred taxes	598	591
Assets held for sale	2,034	2,034
Property tax and insurance deposits	5,984	5,081
Prepaid expenses and other	3,001	2,729

Total current assets	45,613	38,097
Property and equipment, net	314,042	373,007
Deferred taxes	15,198	8,217
Investments in limited partnerships	5,576	1,401
Other assets, net	14,674	13,329

Total assets	$395,103	$434,051

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,010	$2,834
Accounts payable to affiliates	—	119
Accrued expenses	10,514	10,057
Current portion of notes payable	7,147	7,801
Current portion of interest rate lock	—	2,573
Current portion of deferred income	4,376	1,370
Customer deposits	2,500	2,483

Total current liabilities	27,547	27,237
Deferred income	26,934	3,641
Deferred income from affiliates	116	48
Other long-term liabilities	—	4,977
Notes payable, net of current portion	197,678	252,733
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares — 65,000
Issued and outstanding shares — 26,370 and 26,290 in 2006 and 2005, respectively	264	263
Additional paid-in capital	127,008	126,180
Retained earnings	15,556	18,972

Total shareholders’ equity	142,828	145,415

Total liabilities and shareholders’ equity	$395,103	$434,051

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except earnings per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Resident and health care revenue	$36,501	$24,116	$101,175	$70,976
Unaffiliated management services revenue	151	408	858	1,204
Affiliated management services revenue	437	560	1,116	1,578

Total revenues	37,089	25,084	103,149	73,758
Expenses:
Operating expenses (exclusive of depreciation and amortization shown below)	23,290	16,583	65,183	48,944
General and administrative expenses	3,303	2,274	8,728	7,038
Stock-based compensation expense	212	101	552	101
Facility lease expense	5,131	—	11,082	—
Depreciation and amortization	2,672	3,157	9,643	9,438

Total expenses	34,608	22,115	95,188	65,521

Income from operations	2,481	2,969	7,961	8,237
Other income (expense):
Interest income	191	38	466	95
Interest expense	(3,511)	(4,827)	(13,151)	(13,578)
Gain on sale of assets	817	—	1,714	—
Debt restructuring:
Write-off deferred loan costs	—	—	(1,867)	—
Gain (loss) on treasury rate lock agreement	—	775	—	(578)
Other income	91	134	212	368

Income (loss) before income taxes and minority interest in consolidated partnership	69	(911)	(4,665)	(5,456)
Benefit for income taxes	—	321	1,249	1,926

Income (loss) before minority interest in consolidated partnership	69	(590)	(3,416)	(3,530)
Minority interest in consolidated partnership	—	2	—	3

Net income (loss)	69	(588)	(3,416)	(3,527)

Per share data:
Basic net income (loss) per share	$0.00	$(0.02)	$(0.13)	$(0.14)

Diluted net income (loss) per share	0.00	(0.02)	(0.13)	(0.14)

Weighted average shares outstanding — basic	26,023	25,858	25,976	25,797

Weighted average shares outstanding — diluted	26,470	25,858	25,976	25,797

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2006	2005
Operating Activities
Net loss	$(3,416)	$(3,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,518	9,154
Amortization	1,125	284
Amortization of deferred financing charges	484	583
Amortization of deferred lease costs	148	—
Amortization of imputed interest	168	169
Minority interest in consolidated partnership	—	(3)
Deferred income from affiliates	68	(88)
Deferred income	154	179
Deferred income taxes	(7,109)	(2,065)
Earnings of affiliates	(21)	(128)
Write-off of deferred loan costs	1,867	—
Gain on sale of assets	(1,714)	—
Loss on treasury rate lock agreements	—	578
Equity compensation expense	552	101
Changes in operating assets and liabilities:
Accounts receivable	(1,651)	(617)
Accounts receivable from affiliates	(912)	411
Property tax and insurance deposits	(903)	(2,004)
Prepaid expenses and other	(316)	(632)
Other assets	(5,157)	(3,992)
Accounts payable and accrued expenses	514	1,644
Federal and state income taxes receivable	377	(778)
Customer deposits	17	451

Net cash used in operating activities	(7,207)	(280)
Investing Activities
Capital expenditures	(4,433)	(1,927)
Cash paid on Covenant acquisition	(9,866)	—
Proceeds from the sale of the Covenant communities to HCPI	11,216	—
Proceeds from the sale of the Meadow View community	2,400	—
Proceeds from the sale of assets	36,781	—
Investments in limited partnerships	(4,154)	(24)

Net cash provided by (used in) investing activities	31,944	(1,951)
Financing Activities
Proceeds from notes payable	146,590	43,254
Repayments of notes payable	(162,659)	(41,703)
Restricted cash	973	(727)
Proceeds from the issuance of common stock	277	616
Excess tax benefits on stock options exercised	121	172
Cash paid to settle interest rate lock agreement	(1,823)	—
Deferred financing charges paid	(3,095)	(1,078)

Net cash (used in) provided by financing activities	(19,616)	534

Increase (decrease) in cash and cash equivalents	5,121	(1,697)
Cash and cash equivalents at beginning of period	21,831	19,515

Cash and cash equivalents at end of period	$26,952	$17,818

Supplemental Disclosures
Cash paid during the period for:
Interest	$13,052	$11,985

Income taxes	$5,425	$777

Non-cash transactions:
Conversion of interest rate cap agreement to notes payable	$5,727	$—

Debt assumed by Ventas / HCPI in sale / leaseback transactions	$45,535	$—

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
1. BASIS OF PRESENTATION
Capital Senior Living Corporation, a Delaware corporation (the “Company”), was incorporated on October 25, 1996. The accompanying consolidated financial statements include the financial statements of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
The accompanying consolidated balance sheet, as of December 31, 2005, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2005, and the accompanying unaudited consolidated financial statements, as of September 30, 2006 and 2005, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006.
In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2006, results of operations for the three and nine months ended September 30, 2006 and 2005, respectively, and cash flows for the nine months ended September 30, 2006 and 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results for the year ending December 31, 2006.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share considers the dilutive effect of outstanding stock options and awards calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss)	$69	$(588)	$(3,416)	$(3,527)

Weighted average shares outstanding – basic	26,023	25,858	25,976	25,797
Effect of dilutive securities:
Employee stock options and awards	447	—	—	—

Weighted average shares outstanding –diluted	26,470	25,858	25,976	25,797

Basic net income (loss) per share	$0.00	$(0.02)	$(0.13)	$(0.14)

Diluted net income (loss) per share	$0.00	$(0.02)	$(0.13)	$(0.14)

Stock options and awards were not included in the computation of diluted earnings per share for the three months ended September 30, 2005 and for the nine months ended September 30, 2006 and 2005 because the Company had net losses during these periods, and therefore, the effect would not be dilutive. Stock options and awards of 39,000 shares were not included in the computation of diluted earnings per share for the three months ended September 30, 2006 because the effect would not have been dilutive.
Income Taxes
The Company accounts for income taxes under the liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. The tax benefit for the first nine months of fiscal 2006 was reduced by $0.3 million as a result of changes in Texas state income tax laws which required the Company to evaluate and record its deferred tax assets and liabilities relating to its Texas communities at their net realizable values.
Stock-Based Compensation
The Company has a stock-based compensation plan (as amended, the “1997 Plan”) that provides for grants to employees of stock awards or stock options to purchase the Company’s common stock. The 1997 Plan authorizes the Company to issue 2.6 million shares of common stock and the Company has reserved 1.7 million shares of common stock for future issuance under the 1997 Plan. Prior to July 1, 2005, the Company accounted for the 1997 Plan under the principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related Interpretations. Prior to July 1, 2005, no stock-based employee compensation cost was reflected in the Company’s consolidated statement of operations since all options granted under the 1997 Plan had an exercise price equal to the market value of the Company’s common stock on the date of grant.
Effective July 1, 2005, the Company early adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-based Payment” (“Statement 123R”), which requires all share based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The Company adopted Statement 123R using the modified prospective method. Under the modified prospective method the Company recognized compensation expense for new share-based awards and recognized compensation expense for the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. The Company has not adjusted prior period financial statements under the modified prospective method. The impact of expensing stock awards resulted in stock compensation expense of $0.2 million ($0.1 million after related taxes) during the three months ended September 30, 2006 and $0.6 million ($0.4 million after related taxes) during the first nine months of fiscal 2006.
Under APB No. 25, pro forma expense for stock awards with pro-rata vesting was calculated on a straight line basis over the awards’ vesting period which typically ranges from one to five years. Since the adoption of Statement 123R, the Company records stock compensation expense on a straight line basis over the awards’ vesting period, which ranges from one to four years.
The following table shows the effect on net income (loss) and income (loss) per share as if the fair value method had been applied to all outstanding awards in the third quarter and first nine months of fiscal 2006 and 2005. The information for the third quarter of fiscal 2006 and 2005 and first nine months of fiscal 2006 is provided in the table for purposes of comparability.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss) as reported	$69	$(588)	$(3,416)	$(3,527)
Add: Stock –based employee compensation expense included in reported net income, net of related tax effects	139	67	362	67
Deduct: Total stock –based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(139)	(67)	(362)	(683)

Pro forma net income (loss)	69	(588)	(3,416)	(4,143)

Net income (loss) per share – basic and dilutive
As reported	$0.00	$(0.02)	$(0.13)	$(0.14)

Pro forma	$0.00	$(0.02)	$(0.13)	$(0.16)

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

The following table presents the Company’s assumptions utilized to estimate the grant date fair value of stock options:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected volatility	51-63%	53-63%	51-63%	53-63%
Expected dividend yield	0%	0%	0%	0%
Expected term in years	7.5	7.5	7.5	7.5
Risk free rate	4.3-6.5%	4.3-6.5%	4.3-6.5%	4.3-6.5%
Expected forfeiture rate	8.0%	n/a	8.0%	n/a
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
A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2006, is presented below:

		Weighted Average	Aggregate Intrinsic	Option Price per
	Shares	Exercise Price	Value (in thousands)	Share
Outstanding at January 1, 2006	1,109,225	$4.69		$1.80 to $10.50
Granted	12,000	10.97		$10.97
Exercised	60,113	4.61		$1.80 to $ 6.30
Forfeited	1,000	2.73		$2.73
Expired	—	—		—

Outstanding at September 30, 2006	1,060,112	$4.76	$4,811	$1.80 to $10.97

Exercisable at September 30, 2006	1,022,112	$4.71	$4,767	$1.80 to $10.50

On May 9, 2006, the Company granted options to certain directors of the Company to purchase a total of 12,000 shares of the Company’s common stock at an exercise price of $10.97, the fair value of the Company’s common stock on the date of grant. These options vest in one year.
The Company issued 60,113 and 155,178 shares of common stock, during the first nine months of fiscal 2006 and 2005, respectively, pursuant to the exercise of stock options by certain employees of the Company.
A summary of the Company’s restricted common stock awards activity and related information for the nine months ended September 30, 2006, is presented below:

Shares
Outstanding at January 1, 2006	356,750
Awards issued	31,000
Awards vested	105,555
Forfeited	11,000

Outstanding at September 30, 2006	271,195

On March 13, 2006, the Company issued 18,000 shares of restricted common stock to certain employees of the Company. On May 9, 2006, the Company issued 13,000 shares of restricted common stock to certain employees of the Company. These awards of restricted shares vest over a four year period and had an intrinsic value of $0.3 million on the date of issue.
The Company has total stock-based compensation expense of $1.8 million not recognized as of September 30, 2006 and expects this expense to be recognized over a four year period.

Interest Rate Cap, Lock and Swap Agreements
Effective January 31, 2005, the Company entered into interest rate cap agreements with two commercial banks to reduce the impact of increases in interest rates on the Company’s variable rate loans. One interest rate cap agreement effectively limits the interest rate exposure on $100 million notional amount to a maximum London Interbank Offered Rate (“LIBOR”) of 5%, as long as one-month LIBOR is less than 7%. If one-month LIBOR is greater than 7%, the agreement effectively limits the interest rate on the same $100 million notional amount to a maximum LIBOR of 7%. In March 2006, the Company sold $67 million of the notional amount of this interest rate cap and as a result received $0.3 million in cash and recorded a gain on sale of $0.1 million. This interest rate cap agreement is still in effect to limit interest rate exposure on $33 million notional amount and expires on January 31, 2008. During the first nine months of fiscal 2006, the Company received $33,000 under the terms of this interest rate cap agreement and recorded the amount received as a reduction in interest expense. The second interest cap agreement effectively limited the interest rate exposure on a $50 million notional amount to a maximum LIBOR of 5% and expired on January 31, 2006. The Company paid $0.4 million for the interest rate caps and the costs of these agreements are being or were amortized to interest expense over the life of the agreements except for amounts written off when the notional amounts were sold.
The Company was party to interest rate lock agreements, which were used to hedge the risk that the costs of future issuance of debt may be adversely affected by changes in interest rates. Under the treasury lock agreements, the Company agreed to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional principal amount of indebtedness based on the locked rate at the date when the agreement was established and the yield of a United States Government 10-Year Treasury Note on the settlement date of January 3, 2006. The notional amounts of the agreements were not exchanged. These treasury lock agreements were entered into with a major financial institution in order to minimize counterparty credit risk. The locked rates ranged from 7.5% to 9.1%. On December 30, 2004, the Company refinanced the underlying debt and this refinancing resulted in the interest rate lock agreements no longer qualifying as an interest rate hedge. The Company reflected the interest rate lock agreements at fair value in the Company’s balance sheet (as a long-term liability, net of current portion) and related gains and losses were recognized in the statement of operations. On January 3, 2006, the Company settled the treasury lock liability by paying $1.8 million in cash and converting the remaining balance of $5.7 million to a five-year note. The note bears interest at LIBOR plus 250 basis points with the principal amortized on a straight-line basis over a seven year term. Prior to refinancing the underlying debt, the treasury lock agreements were reflected at fair value in the Company’s balance sheet (Other long term liabilities) and the related gains or losses on these agreements were deferred in stockholders’ equity (as a component of Other comprehensive income).
Assets Held for Sale
The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The Company has four parcels of land held for sale at September 30, 2006. The fair value of these properties is generally determined based on market rates, industry trends and recent comparable sales transactions. The actual sales price of these assets could differ significantly from the Company’s estimates.
One community (“Meadow View”) of the seven communities acquired from the Covenant Group of Texas, Inc. (“Covenant”) was classified as held for sale at June 30, 2006 and had an aggregate fair value, net of costs of disposal of $2.4 million. In July 2006, the Company sold Meadow View to an unrelated party for $2.6 million resulting in net proceeds of approximately $2.4 million.
The Company estimates the four parcels of land that were held for sale at September 30, 2006, have an aggregate fair value, net of costs of disposal, that exceeds the carrying value of $2.0 million. The amounts the Company will ultimately realize could differ materially from this estimate.
Reclassifications
Certain reclassifications have been made to the financial statements for the three and nine month periods ended September 30, 2005 to conform to the presentation of the financial statements for the three and nine month periods ended September 30, 2006.

3. TRANSACTIONS WITH AFFILIATES
Spring Meadows
In November 2004, the Company formed four joint ventures (collectively “SHPII/CSL”) with Senior Housing Partners II, LP (“SHPII”), a fund managed by Prudential Real Estate Investors (“Prudential”), which joint ventures are owned 95% by SHPII and 5% by the Company. Effective as of November 30, 2004, the Company acquired Lehman Brothers’ (“Lehman”) interest in four joint ventures that owned the four communities (the “Spring Meadows Communities”) and simultaneously sold the Spring Meadows Communities to SHPII/CSL. As a result of these transactions, the Company paid $1.1 million for Lehman’s interest in the joint ventures, received $0.9 million in net assets and wrote-off the remainder totaling $0.2 million. In addition, the Company contributed $1.3 million to SHPII/CSL for its 5% interest. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.2 million and $0.1 million in the nine months ended September 30, 2006 and 2005, respectively. In addition, the Company earned $0.8 million and $0.7 million in management fees on the Spring Meadows Communities in the first nine months of fiscal 2006 and 2005, respectively. The Company defers 5% of its management fee income earned from SHPII/CSL. Deferred management fee income is being amortized into income over the term of the Company’s management contract. As of September 30, 2006, the Company had deferred income of approximately $78,000 relating to SHPII/CSL.
Midwest
In January 2006, the Company announced the formation of a joint venture, Midwest Portfolio Holdings, Inc. (“Midwest”) with GE Healthcare Financial Services (“GE Healthcare”) to acquire five senior housing communities from a third party. Midwest is owned approximately 89% by GE Healthcare and 11% by the Company. The Company paid $2.7 million for its interests in Midwest. Midwest agreed to pay approximately $46.9 million for the five communities. The five communities comprise 293 assisted living units with a resident capacity of 389. Effective as of February 1, 2006, Midwest acquired four of the five communities and on March 31, 2006, Midwest closed on the fifth community. The Company manages the five acquired communities under long-term management agreements with Midwest. The Company accounts for its investment in Midwest under the equity method of accounting and the Company recognized earnings in the equity of Midwest of $35,000 for the nine months ended September 30, 2006. In addition, the Company earned $0.3 million in management fees on the Midwest communities in the first nine months of fiscal 2006. The Company defers 11% of its management fee income earned from Midwest and the deferred management fee income is being amortized into income over the term of the Company’s management contracts. As of September 30, 2006, the Company had deferred income of approximately $28,000 relating to Midwest.
Midwest II
In August 2006, the Company announced the formation of a joint venture, Midwest Portfolio Holdings II, LP (“Midwest II”) with GE Healthcare to acquire three senior housing communities from a third party. Midwest II is owned approximately 85% by GE Healthcare and 15% by the Company. The Company paid $1.3 million for its interests in Midwest II. Midwest II agreed to pay approximately $38.2 million for the three communities. The three communities comprise 300 assisted living units with a resident capacity of 319. On August 11, 2006, Midwest II acquired the three senior living communities. The Company manages the three acquired communities under long-term management agreements with Midwest II. The Company accounts for its investment in Midwest II under the equity method of accounting and the Company recognized earnings in the equity of Midwest II of $7,000 for the nine months ended September 30, 2006. In addition, the Company earned $0.1 million in management fees on the Midwest II communities in the first nine months of fiscal 2006. The Company defers 15% of its management fee income earned from Midwest II and the deferred management fee income is being amortized into income over the term of the Company’s management contracts. As of September 30, 2006, the Company had deferred income of approximately $10,000 relating to Midwest II.
BRE/CSL
In December 2001, the Company formed a series of joint ventures (“BRE/CSL”) with an affiliate of Blackstone Real Estate Advisors, Inc. (“Blackstone”) and the joint ventures are owned 90% by Blackstone and 10% by the Company. BRE/CSL previously owned six senior living communities. The Company managed the six communities owned by BRE/CSL under long-term management contracts. The Company accounted for its investment in BRE/CSL under the equity method of accounting and the Company recognized earnings in the equity of BRE/CSL of $0.2 million for the nine months ended September 30, 2005. In addition, the Company earned $0.9 million in management fees on the BRE/CSL communities in the first nine months of fiscal 2005. The Company deferred 10% of its management fee income earned from BRE/CSL and the deferred management fee income was being amortized into income over the term of the Company’s management contract. As described in greater detail below, effective as of September 30, 2005, Ventas Healthcare Properties, Inc. and its affiliates (“Ventas”) acquired the six communities owned by BRE/CSL for approximately $84.6 million and the Company entered into a series of lease agreements whereby the Company leases the six communities from Ventas.
4. ACQUISITIONS
Effective May 31, 2006, the Company acquired seven senior living communities (the “Covenant Communities”) owned by Covenant for $40.6 million and simultaneously sold six of the seven communities to an affiliate of Healthcare Properties Investors, Inc. (together with affiliates, “HCPI”) in a sale / leaseback transaction, as described below, valued at approximately $43.0 million. In July 2006, the remaining community, Meadow View, was sold to an unrelated party for $2.6 million resulting in net proceeds of approximately $2.4 million.
5. FACILITY LEASE TRANSACTIONS
Ventas
Effective as of June 30, 2005, BRE/CSL entered into a Purchase and Sale Agreement (the “Ventas Purchase Agreement”) with Ventas to sell the six communities owned by BRE/CSL to Ventas for approximately $84.6 million. In addition, Ventas and the Company entered into certain Master Lease Agreements (the “Ventas Lease Agreements”) whereby the Company agreed to lease the six communities from Ventas. Effective as of September 30, 2005, Ventas completed the purchase of the six communities from BRE/CSL and the Company began consolidating the operations of the six communities in its consolidated statement of operations under the terms of the Ventas Lease Agreements. The Ventas Lease Agreements each have an initial term of ten years, with two five-year renewal extensions available at the Company’s option. The initial lease rate under each of the Ventas Lease Agreements is 8% and is subject to certain conditional escalation clauses. The Company incurred $1.3 million in lease acquisition costs related to the Ventas Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10 year lease terms and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for the Ventas Lease Agreements as operating leases. The sale of the six communities from BRE/CSL to Ventas resulted in the Company receiving cash proceeds of $6.1 million and recording a gain of approximately $4.2 million, which has been deferred and is being recognized in the Company’s statement of operations over the initial 10 year lease term.
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
On June 8, 2006 the Company entered into an agreement with Ventas to lease a senior living community located in Maple Grove, Minnesota (“Rose Arbor”) which Ventas acquired from a third party for approximately $19.1 million. Rose Arbor is a 147-unit senior living community with a capacity of 179 residents. This lease has an initial term of approximately nine and one-half years, with two five-year renewal extensions available at the Company’s option. The initial lease rate is 8% and is subject to conditional escalation provisions. The Company incurred $0.3 million in lease acquisition costs related to this lease. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for this lease as an operating lease.

HCPI
Effective economically as of May 1, 2006, the Company sold three of its communities, Crosswood Oaks in Citrus Heights, California, Tesson Heights in St. Louis, Missouri and Veranda Club in Boca Raton, Florida to HCPI in sale / leaseback transactions valued at approximately $54.0 million. These leases were effective economically as of May 1, 2006 and have an initial term of ten years, with two ten-year renewal extensions available at the Company’s option. The initial lease rates are 8% and are subject to certain conditional escalation clauses. The Company incurred $0.2 million in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease terms and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for these leases as operating leases. As a result of these sale/leaseback transactions, the Company received cash proceeds of approximately $23.0 million, net of closing costs, retired debt of approximately $29.3 million and recorded a gain of approximately $12.8 million, which has been deferred and is being recognized in the Company’s statement of operations over the initial lease terms.
Effective May 31, 2006, the Company acquired seven senior living communities owned by Covenant for $40.6 million and simultaneously sold six of the seven communities to HCPI in a sale / leaseback transaction valued at approximately $43.0 million. The six property lease was effective as of May 31, 2006 and has an initial term of ten years, with two ten-year renewal extensions available at the Company’s option. The initial lease rate is 8% and is subject to certain conditional escalation clauses. The Company incurred $0.2 million in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for this lease as an operating lease. As a result of this sale/leaseback transaction, the Company received cash proceeds of approximately $3.6 million, net of closing costs, and recorded a gain of approximately $0.6 million which has been deferred and is being recognized in the Company’s statement of operations over the initial lease term.
6. DEBT REFINANCINGS
On June 9, 2006, the Company refinanced $110.0 million of mortgage debt on 15 senior living communities with the Federal Home Loan Mortgage Corporation (“Freddie Mac”). As part of the refinancing, the Company repaid approximately $14.8 million of mortgage debt on the 15 communities. The new mortgage loans have a ten year term with interest rates fixed at 6.29% for the first nine years and with principal amortized over a 25 year term. At the beginning of the tenth year, the loans will convert to a floating interest rate to provide flexibility regarding financing alternatives. Each of the loans are cross-collateralized and cross-defaulted with release provisions. The Company incurred $1.9 million in deferred financing costs related to these loans, which is being amortized over ten years. In addition, the Company wrote-off $0.9 million in deferred loan costs on the loans refinanced and paid $0.2 million in loan exit fees to the prior lender. The loan exit fees are a component of write-off of deferred loan costs in the accompanying statement of operations.
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
7. NEW ACCOUNTING STANDARDS
FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). In July 2006, the FASB issued FIN 48, which will become effective for the Company on January 1, 2007. This standard clarifies the accounting for income tax benefits that are uncertain in nature. Under FIN 48, a company will recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. This accounting standard also provides guidance on thresholds, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. Under the transition guidance for implementing FIN 48, any required cumulative-effect adjustment will be recorded to retained earnings as of January 1, 2007. The Company does not expect that implementation of FIN 48 will have a material effect on its results of operations or financial position.

FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). In September 2006, the FASB issued FAS 157, which will become effective for the Company on January 1, 2008. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. The impact, if any, to the Company from the adoption of FAS 157 in 2008 will depend on the Company’s assets and liabilities at that time they are required to be measured at fair value.
In September 2006, the SEC staff also issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). While not an official rule or interpretation of the SEC, SAB 108 was issued to address the diversity in practice in quantifying misstatements from prior years and assessing their effect on current year financial statements. The Company does not anticipate any impact to the preparation of its year-end 2006 financial statements from adopting the guidance of SAB 108.
8. CONTINGENCIES
In April 2005, the Company filed a claim before the American Arbitration Association in Dallas, Texas against a former brokerage consultant and her company (collectively, “Respondents”) for (1) a declaratory judgment that it has fulfilled certain obligations to Respondents under contracts the parties had signed related to the acquisition by the Company of all the outstanding stock of CGI Management, Inc. (“CGIM”), a wholly owned subsidiary of Covenant, (2) damages resulting from alleged breach of a confidentiality provision, and (3) damages for unpaid referral fees. Respondent filed a counterclaim for causes of action including breach of contract, duress, and undue infliction of emotional distress. The claim and counterclaim have now been settled.
On January 11, 2006, the Company received a demand letter from the Texas Property and Casualty Insurance Guaranty Association (“TPCIGA”) for repayment of $199,737 in worker’s compensation payments allegedly made by TPCIGA on behalf of Company employees. The Company has also received other correspondence for repayment of $45,358 on the same basis. TPCIGA’s letter states that it has assumed responsibility for insureds of Reliance Insurance Company (“Reliance”) which was declared insolvent and ordered into liquidation in October of 2001 by the Commonwealth Court of Pennsylvania. Reliance had been the Company’s worker’s compensation carrier. TPCIGA’s demand letter states that under the Texas Insurance Code, TPCIGA is entitled to seek reimbursement from an insured for sums paid on its behalf if the insured’s net worth exceeds $50 million at the end of the year immediately proceeding the impaired insurer’s insolvency. TPCIGA states that it pursues reimbursement of these payments from the Company pursuant to this “net worth” provision. The Company has requested additional information from TPCIGA to verify that the Company was indeed the employer of the individuals on whose behalf the TPCIGA has paid claims. The TPCIGA has not provided sufficient documentation at this time for the Company to be able to fully evaluate all of these claims. On July 19, 2006, the TPCIGA filed a petition in the 53rd Judicial District Court of Travis County seeking repayment of approximately $50,000 in claims and allocated loss adjustment expenses in connection with claims payable under the Reliance policy issued to the Company as well as future payments and attorneys’ fees. The Company is vigorously defending this lawsuit. The Company is unable at this time to estimate the potential liability, if any, related to this claim.
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
9. SUBSEQUENT EVENTS
On November 2, 2006, the Company announced that SHPII had entered into an agreement to sell the Atrium of Carmichael community located in Carmichael, California, for approximately $18.0 million to a healthcare REIT. The Company has agreed to lease the Atrium of Carmichael from the healthcare REIT. The lease will have an initial term of 10 years, with two 10-year renewal options and an initial lease rate of 7.75% which is subject to conditional escalation provisions. This transaction is expected to close during the fourth quarter of fiscal 2006, subject to customary approvals.

CAPITAL SENIOR LIVING CORPORATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Overview
The following discussion and analysis addresses (i) the Company’s results of operations for the three and nine months ended September 30, 2006 and 2005, respectively, and (ii) liquidity and capital resources of the Company and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report.
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
As of September 30, 2006, the Company operated 60 senior living communities in 22 states with an aggregate capacity of approximately 9,100 residents, including 37 senior living communities which the Company owned, or in which the Company had an ownership interest, 18 communities that the Company leased and five communities it managed for third parties. As of September 30, 2006, the Company also operated one home care agency.
The Company generates revenue from a variety of sources. For the three months ended September 30, 2006, the Company’s revenue was derived as follows: 98.4% from the operation of 43 owned and leased senior living communities, and 1.6% from management fees arising from management services provided for 12 affiliate owned senior living communities and six unaffiliated senior living communities. For the nine months ended September 30, 2006, the Company’s revenue was derived as follows: 98.1% from the operation of 44 owned and leased senior living communities, and 1.9% from management fees arising from management services provided for 12 affiliate owned senior living communities and 16 unaffiliated senior living communities.
Ventas Transactions
Effective as of June 30, 2005, BRE/CSL entered into the Ventas Purchase Agreement with Ventas to sell the six communities owned by BRE/CSL to Ventas for approximately $84.6 million. In addition, Ventas and the Company entered into the Ventas Lease Agreements whereby the Company agreed to lease the six communities from Ventas. Effective as of September 30, 2005, Ventas completed the purchase of the six communities from BRE/CSL and the Company began consolidating the operations of the six communities in its consolidated statement of operations under the terms of the Ventas Lease Agreements. The Ventas Lease Agreements each have an initial term of ten years, with two five-year renewal extensions available at the Company’s option. The initial lease rate under each of the Ventas Lease Agreements is 8% and is subject to certain conditional escalation clauses. The Company incurred $1.3 million in lease acquisition costs related to the Ventas Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10 year lease terms and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for the Ventas Lease Agreements as operating leases. The sale of the six communities from BRE/CSL to Ventas resulted in the Company receiving cash proceeds of $6.1 million and recording a gain of approximately $4.2 million, which has been deferred and is being recognized in the Company’s statement of operations over the initial 10 year lease terms.

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
On June 8, 2006 the Company entered into an agreement with Ventas to lease Rose Arbor which Ventas acquired from a third party for approximately $19.1 million. Rose Arbor is a 147-unit senior living community with a capacity of 179 residents. This lease has an initial term of approximately nine and one-half years, with two five-year renewal extensions available at the Company’s option. The initial lease rate is 8% and is subject to conditional escalation provisions. The Company incurred $0.3 million in lease acquisition costs related to this lease. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for this lease as an operating lease.
HCPI Transactions
Effective economically as of May 1, 2006, the Company sold three of its communities, Crosswood Oaks, Tesson Heights and Veranda Club to HCPI in sales / leaseback transactions valued at approximately $54.0 million. These leases were effective economically as of May 1, 2006 and have initial terms of ten years, with two ten-year renewal extensions available at the Company’s option. The initial lease rates are 8% and are subject to certain conditional escalation clauses. The Company incurred $0.2 million in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease terms and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for these leases as operating leases. As a result of these sale/leaseback transactions, the Company received cash proceeds of approximately $23.0 million, net of closing costs, retired debt of approximately $29.3 million and recorded a gain of approximately $12.8 million, which has been deferred and is being recognized in the Company’s statement of operations over the initial lease terms.
Effective May 31, 2006, the Company acquired seven senior living communities owned by Covenant for $40.6 million and simultaneously sold six of the seven communities to HCPI in a sale / leaseback transaction valued at approximately $43.0 million. The six property lease was effective as of May 31, 2006 and has an initial term of ten years, with two-ten year renewal extensions available at the Company’s option. The initial lease rate is 8% and is subject to certain conditional escalation clauses. The Company incurred $0.2 million in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for this lease as an operating lease. As a result of this sale/leaseback transaction, the Company received cash proceeds of approximately $3.6 million, net of closing costs, and recorded a gain of approximately $0.6 million which has been deferred and is being recognized in the Company’s statement of operations over the initial lease term.
Midwest Transaction
In January 2006, the Company announced the formation of Midwest, a joint venture with GE Healthcare, to acquire five senior housing communities from a third party. Midwest is owned approximately 89% by GE Healthcare and 11% by the Company. The Company paid $2.7 million for its interest in Midwest. Midwest agreed to pay approximately $46.9 million for the five communities. The five communities comprise 293 assisted living units with a resident capacity of 389. Effective as of February 1, 2006, Midwest acquired four of the five communities and on March 31, 2006, Midwest closed on the fifth community. The Company manages the five acquired communities under long-term management agreements with Midwest. The Company accounts for its investment in

Midwest under the equity method of accounting and the Company recognized earnings in the equity of Midwest of $35,000 for the nine months ended September 30, 2006.
Midwest II Transaction
In August 2006, the Company announced the formation of Midwest II, a joint venture with GE Healthcare, to acquire three senior housing communities from a third party. Midwest II is owned approximately 85% by GE Healthcare and 15% by the Company. The Company paid $1.3 million for its interest in Midwest II. Midwest II agreed to pay approximately $38.2 million for the three communities. The three communities comprise 300 assisted living and memory care units with a resident capacity of 319. On August 11, 2006, Midwest II acquired the three senior living communities. The Company manages the three acquired communities under long-term management agreements with Midwest II. The Company accounts for its investment in Midwest II under the equity method of accounting and the Company recognized earnings in the equity of Midwest of $7,000 for the nine months ended September 30, 2006.
Covenant Acquisitions
Effective May 31, 2006, the Company acquired the Covenant Communities for $40.6 million and simultaneously sold six of the seven communities to HCPI in a sale / leaseback transaction valued at approximately $43.0 million. In July 2006, the remaining community, Meadow View, was sold to an unrelated party for $2.6 million resulting in net proceeds of approximately $2.4 million.
Management Agreements
The Company managed and operated the 43 communities it wholly owned or leased, 12 communities owned by joint ventures in which the Company has a minority interest and five communities owned by third parties as of September 30, 2006. For communities owned by joint ventures and third parties, the Company typically receives a management fee of 5% of gross revenue. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community.
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
The Company is party to a property management agreement (the “SHPII Management Agreement”) with SHPII to manage the Atrium of Carmichael. The SHPII Management Agreement extends until June 2008 and provides for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the community. The Company earned $0.1 million under the terms of the SHPII Management Agreement for each of the nine months ended September 30, 2006 and 2005, respectively. On November 2, 2006, the Company announced that SHPII had entered into an agreement to sell the Atrium of Carmichael for approximately $18.0 million to a healthcare REIT. The Company has agreed to lease the Atrium of Carmichael from the healthcare REIT. The lease will have an initial term of 10 years, with two 10-year renewal options and an initial lease rate of 7.75% which is subject to conditional escalation provisions. This transaction is expected to close during the fourth quarter of fiscal 2006, subject to customary approvals.
The Company entered into a series of property management agreements (the “SHPII/CSL Management Agreements”), effective as of November 30, 2004, with SHPII/CSL, which is owned 95% by SHPII and 5% by the Company, which collectively own and operate the Spring Meadows Communities. The SHPII/CSL Management Agreements extend until various dates through November 2014. The SHPII/CSL Management Agreements provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the Spring Meadows Communities. The Company earned $0.8 million and $0.7 million under the terms of the SHPII/CSL Management Agreements for the nine months ended September 30, 2006 and 2005, respectively. The Company defers 5% of its management fee income earned from SHPII/CSL. Deferred management fee income is being amortized into income over the terms of the SHPII/CSL Management Agreements. As of September 30, 2006, the Company had deferred income of approximately $78,000 relating to SHPII/CSL.

Effective as of August 18, 2004, the Company acquired from Covenant all of the outstanding stock of CGIM. This acquisition resulted in the Company assuming the management contracts (the “CGIM Management Agreements”) on 14 senior living communities with a combined resident capacity of approximately 1,800 residents. The CGIM Management Agreements expire on various dates through December 2008. The CGIM Management Agreements generally provide for management fees of 5% to 5.5% of gross revenues, subject to certain base management fees. The Company earned $0.7 million and $1.1 million under the terms of the CGIM Management Agreements for the nine months ended September 30, 2006 and 2005, respectively. Effective May 31, 2006, the Company acquired the seven communities owned by Covenant and subsequently sold six of the seven communities to HCPI in a sale / leaseback transaction. In addition, the remaining community was sold to an unrelated party subsequent to the end of the second quarter of fiscal 2006. As of September 30, 2006, the Company managed six communities it owns or leases and four third party communities under the CGIM Management Agreements.
The Company entered into a series of property management agreements (the “Midwest Management Agreements”), effective as of February 1, 2006 with Midwest, which is currently owned approximately 89% by GE Healthcare and 11% by the Company. The Midwest Management Agreements extend through January 2011. The Midwest Management Agreements provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. The Company earned $0.3 million under the terms of the Midwest Management Agreements for the nine months ended September 30, 2006. The Company defers 11% of its management fee income earned from Midwest and the deferred management fee income is being amortized into income over the terms of the Midwest Management Agreements. As of September 30, 2006, the Company had deferred income of approximately $28,000 relating to Midwest.
The Company entered into a series of property management agreements (the “Midwest II Management Agreements”), effective as of August 11, 2006 with Midwest II, which is currently owned approximately 85% by GE Healthcare and 15% by the Company. The Midwest II Management Agreements extend through August 2011. The Midwest II Management Agreements provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. The Company earned $0.1 million under the terms of the Midwest II Management Agreements for the nine months ended September 30, 2006. The Company defers 15% of its management fee income earned from Midwest II and the deferred management fee income is being amortized into income over the terms of the Midwest II Management Agreements. As of September 30, 2006, the Company had deferred income of approximately $10,000 relating to Midwest II.
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
New Accounting Standards
FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”. In July 2006, the FASB issued FIN 48, which will become effective for the Company on January 1, 2007. This standard clarifies the accounting for income tax benefits that are uncertain in nature. Under FIN 48, a company will recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. This accounting standard also provides guidance on thresholds, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. Under the transition guidance for implementing FIN 48, any required cumulative-effect adjustment will be recorded to retained earnings as of January 1, 2007. The Company does not expect that implementation of FIN 48 will have a material effect on its results of operations or financial position.
FASB Statement No. 157, “Fair Value Measurements”. In September 2006, the FASB issued FAS 157, which will become effective for the company on January 1, 2008. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. The impact, if any, to the Company from the adoption of FAS 157 in 2008 will depend on the Company’s assets and liabilities at that time they are required to be measured at fair value.

In September 2006, the SEC staff also issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. While not an official rule or interpretation of the SEC, SAB 108 was issued to address the diversity in practice in quantifying misstatements from prior years and assessing their effect on current year financial statements. The Company does not anticipate any impact to the preparation of its year-end 2006 financial statements from adopting the guidance of SAB 108.
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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006		2005		2006		2005
	$	%	$	%	$	%	$	%
Revenues:
Resident and healthcare revenue	$36,501	98.4	$24,116	96.2	$101,175	98.1	$70,976	96.2
Unaffiliated management service revenue	151	0.4	408	1.6	858	0.8	1,204	1.6
Affiliated management service revenue	437	1.2	560	2.2	1,116	1.1	1,578	2.2

Total revenue	37,089	100.0	25,084	100.0	103,149	100.0	73,758	100.0
Expenses:
Operating expenses (exclusive of depreciation and amortization shown below)	23,290	62.8	16,583	66.1	65,183	63.2	48,944	66.4
General and administrative expenses	3,303	8.9	2,274	9.1	8,728	8.5	7,038	9.5
Stock-based compensation expense	212	0.6	101	0.4	552	0.5	101	0.1
Facility lease expense	5,131	13.8	—	—	11,082	10.7	—	—
Depreciation and amortization	2,672	7.2	3,157	12.6	9,643	9.3	9,438	12.8

Total expenses	34,608	93.3	22,115	88.2	95,188	92.3	65,521	88.8

Income from operations	2,481	6.7	2,969	11.8	7,961	7.7	8,237	11.2
Other income (expense):
Interest income	191	0.5	38	0.2	466	0.5	95	0.1
Interest expense	(3,511)	(9.5)	(4,827)	(19.2)	(13,151)	(12.7)	(13,578)	(18.4)
Gain on sale of assets	817	2.2	—	—	1,714	1.7	—	—
Debt restructuring:
Write-off of deferred loan costs	—	—	—	—	(1,867)	(1.8)	—	—
Loss on treasury rate lock agreement	—	—	775	3.1	—	—	(578)	(0.8)
Other income	91	0.2	134	0.5	212	0.2	368	0.5

Income (loss) before income taxes and minority interest in consolidated partnerships	69	0.2	(911)	(3.6)	(4,665)	(4.5)	(5,456)	(7.4)
Benefit for income taxes	—	—	321	1.3	1,249	1.2	1,926	2.6

Income (loss) before minority interest in consolidated partnership	69	0.2	(590)	(2.3)	(3,416)	(3.3)	(3,530)	(4.8)
Minority interest in consolidated partnership	—	—	2	—	—	—	3	—

Net income (loss)	$69	0.2	$(588)	(2.3)	$(3,416)	(3.3)	$(3,527)	(4.8)

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005
Revenues. Total revenues were $37.1 million for the three months ended September 30, 2006 compared to $25.1 million for the three months ended September 30, 2005, representing an increase of approximately $12.0 million or 47.9%. This increase in revenue is primarily the result of a $12.4 million increase in resident and healthcare revenue offset by a decrease in unaffiliated management services revenue of $0.3 million and a decrease in affiliated management services revenue of $0.1 million. The increase in resident and healthcare revenue reflects an increase of $5.4 million from the consolidation of the six communities previously owned by BRE/CSL that were sold to Ventas and leased back by the Company on September 30, 2005, an increase of $1.1 million from the consolidation of Georgetowne Place which the Company leased from Ventas on October 18, 2005, an increase of $3.0 million from the consolidation of the Covenant communities which the Company leased from HCPI on May 31, 2006, an increase of $1.2 million from the consolidation of Rose Arbor which was leased from Ventas on June 8, 2006, and an increase in resident and healthcare revenue at the Company’s other communities of $1.7 million as a result of higher occupancy and rental rates in the current fiscal year. The decrease in unaffiliated management services revenue in the third quarter of fiscal 2006 compared to the prior year primarily results from the expiration of third party management agreements and the sale of the seven communities owned by Covenant to the Company and the Company’s subsequent sale of six of the seven communities to HCPI in a sale / leaseback transaction. The decrease in affiliated management services revenue in the third quarter of fiscal 2006 compared to the prior year primarily results from the sale of the six communities owned by BRE/CSL to Ventas partially offset by management fees earned on the five Midwest and Midwest II communities.
Expenses. Total expenses were $34.6 million in the third quarter of fiscal 2006 compared to $22.1 million in the third quarter of fiscal 2005, representing an increase of $12.5 million or 56.5%. This increase is primarily the result of a $6.7 million increase in operating expenses, a $1.1 million increase in general and administrative expenses (including stock-based compensation expense), a $5.1 million increase in facility lease expense offset by a decrease of $0.5 million in depreciation and amortization expense. The increase in operating expenses primarily results from an increase of $3.3 million from the consolidation of the six communities previously owned by BRE/CSL, an increase of $0.6 million from the consolidation of Georgetowne Place, an increase of $1.8 million from the consolidation of the Covenant communities, an increase of $0.8 million from the consolidation of Rose Arbor and an increase in operating expenses at the Company’s other communities of $0.2 million. The increase in general and administrative expenses primarily relates to an increase in administrative labor costs of $0.1 million, an increase in professional fees of $0.3 million, an increase in health insurance costs of $0.5 million, an increase in stock compensation expense of $0.1 million and an increase in other overhead costs of $0.1 million. Facility lease expenses in fiscal 2006 result from the Company leasing 18 senior living communities. The decrease in depreciation and amortization expense primarily results from the sale / leaseback of four communities previously owned by the Company.
Other income and expense. Interest income increased to $0.2 million in the third quarter of fiscal 2006 compared to $38,000 in third quarter of fiscal 2005. This increase results from the investment of cash balances and interest earned on deposits with Ventas. Interest expense decreased $1.3 million to $3.5 million in the third quarter of 2006 compared to $4.8 million in the comparable period of fiscal 2005. This decrease in interest expense primarily results from lower debt outstanding during the third quarter of fiscal 2006 compared to fiscal 2005, along with lower interest rates in the current fiscal year as a result of the Company’s refinancings. Gain on sale of assets in the third quarter of fiscal 2006 represents the recognition of deferred gains associated with the sale / leaseback of sixteen communities of $0.8 million. As of September 30, 2006, the Company had deferred gains of $30.2 million that are being recognized into income over their respective initial lease terms. During the third quarter of fiscal 2005, the Company recognized a gain of $0.8 million as a result of the change in fair value of its treasury lock agreements. Other income in the third quarter of fiscal 2006 and 2005 relates to the Company’s equity in the earnings of affiliates, which represents the Company’s share of the earnings on its investments in SHPII/CSL, Midwest, Midwest II and BRE/CSL.
Benefit for income taxes. Provision for income taxes in the third quarter of fiscal 2006 was zero compared to a benefit for income taxes of $0.3 million, or 35.3% of income before taxes, in the third quarter of fiscal 2005. The effective tax rates for the third quarter of 2006 and 2005 differ from the statutory tax rates because of state income taxes and permanent tax differences. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. At September 30, 2006 no valuation allowance was considered necessary based on this evaluation.
Minority interest. Minority interest in the third quarter of fiscal 2005 represents the minority holder’s share of the gains incurred by HealthCare Properties Liquidating Trust (“HCP”).
Net income/loss. As a result of the foregoing factors, the Company reported net income of $0.1 million for the three months ended September 30, 2006 compared to a net loss of $0.6 million for the three months ended September 30, 2005.
Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005
Revenues. Total revenues for the nine months ended September 30, 2006 were $103.1 million compared to $73.7 million for the nine months ended September 30, 2005, representing an increase of approximately $29.4 million or 39.8%. This increase in revenue is primarily the result of a $30.2 million increase in resident and healthcare revenue offset by a decrease in unaffiliated management services revenue of $0.3 million and a decrease in affiliated management services revenue of $0.5 million. The increase in resident and healthcare revenue reflects an increase of $16.4 million from the consolidation of the six communities previously owned by BRE/CSL that were sold to Ventas and leased back by the Company on September 30, 2005, an increase of $3.1 million from the consolidation of Georgetowne Place which the Company leased from Ventas on October 18, 2005, an increase of $4.0 million from the consolidation of the Covenant communities which the Company leased from HCPI on May 31, 2006, an increase of $1.5 million from the consolidation of Rose Arbor which was leased from Ventas on June 8, 2006, and an increase in resident and healthcare revenue at the Company’s other communities of $5.2 million as a result of higher occupancy and rental rates in the current fiscal year. The decrease in unaffiliated management services revenue in the first nine months of fiscal 2006 compared to the prior year primarily results from the expiration of third party management agreements and the sale of the seven communities owned by Covenant to the Company and the Company’s subsequent sale of six of the seven communities to HCPI in a sale / leaseback transaction. The decrease in affiliated management services revenue in the first nine months of fiscal 2006 compared to the comparable period in the prior year primarily results from the sale of the six communities owned by BRE/CSL to Ventas partially offset by management fees earned on the Midwest and Midwest II communities.

Expenses. Total expenses in the first nine months of fiscal 2006 were $95.2 million compared to $65.5 million in the first nine months of fiscal 2005, representing an increase of $29.7 million or 45.3%. This increase is primarily the result of an increase in operating expenses of $16.2 million, an increase in general and administrative expenses (including stock-based compensation expense) of $2.1 million, an increase in facility lease expense of $11.1 million and an increase in depreciation and amortization expense of $0.2 million. The increase in operating expenses in the first nine months of fiscal 2006 compared to fiscal 2005 primarily results from an increase of $10.0 million from the consolidation of the six communities previously owned by BRE/CSL, an increase of $1.9 million from the consolidation of Georgetowne Place, an increase of $2.4 million from the consolidation of the Covenant communities, an increase of $0.9 million from the consolidation of the Rose Arbor community and an increase in operating expenses at the Company’s other communities of $1.0 million. The increase in general and administrative expenses in fiscal 2006 compared to fiscal 2005 primarily relates to an increase in administrative labor costs of $0.5 million, an increase in professional fees of $0.5 million, an increase in health insurance costs of $0.5 million, an increase in stock compensation expense of $0.4 million and an increase in other administrative costs of $0.2 million. Facility lease expenses in fiscal 2006 result from the Company leasing 18 senior living communities. The increase in depreciation and amortization expense primarily results from the write-off of $0.9 million in management contract rights offset by the sale / leaseback of four communities previously owned by the Company.
Other income and expense. Interest income increased to $0.5 million in the first nine months of fiscal 2006 compared to $0.1 million in the first nine months of fiscal 2005. This increase results from the investment of cash balances and interest earned on deposits with Ventas. Interest expense decreased $0.4 million to $13.2 million in the first nine months of fiscal 2006 compared to $13.6 million in the comparable period of fiscal 2005. This decrease in interest expense primarily results from lower interest rates in the current fiscal year compared to the prior year, as a result of the Company’s refinancings, and by slightly lower average debt outstanding during the current fiscal year. Gain on sale of assets in the first nine months of fiscal 2006 represents the recognition of deferred gains associated with the sale / leaseback of sixteen communities of $1.6 million and the recognition of a gain related to the sale of a portion of the Company’s interest rate cap which resulted in a gain of $0.1 million. As of September 30, 2006, the Company had deferred gains of $30.2 million that are being recognized into income over their respective initial lease terms. During the first nine months of fiscal 2006, the Company wrote-off deferred loan costs of $1.6 million associated with the refinancing of the mortgage debt related to 19 of the Company’s communities and $0.3 million as a result of the sale of three communities to HCPI and one community to Ventas. During the first nine months of fiscal 2005, the Company recognized a loss of $0.6 million as a result of the change in fair value of its treasury lock agreements. Other income in the first nine months of fiscal 2006 and 2005 relates to the Company’s equity in the earnings of affiliates, which represents the Company’s share of the earnings on its investments in SHPII/CSL, Midwest, Midwest II and BRE/CSL.
Provision/benefit for income taxes. Benefit for income taxes in the first nine months of fiscal 2006 was $1.2 million or 26.8% of loss before taxes, compared to a provision for income taxes of $1.9 million or 35.3% of income before taxes in the first nine months of fiscal 2005. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. At September 30, 2006 no valuation allowance was considered necessary based on this evaluation. The tax benefit for the first nine months of fiscal 2006 was reduced by $0.3 million as a result of changes in Texas state income tax laws which required the Company to evaluate and record its deferred tax assets and liabilities relating to its Texas communities at their net realizable values. The effective tax rates for the first nine months of 2006 and 2005 differ from the statutory tax rates because of state income taxes and permanent tax differences.
Minority interest. Minority interest in the first nine months of fiscal 2005 represents the minority holder’s share of the losses incurred by HCP.
Net loss. As a result of the foregoing factors, net loss decreased $0.1 million to a net loss of $3.4 million for the nine months ended September 30, 2006, as compared to a net loss of $3.5 million for the nine months ended September 30, 2005.
Liquidity and Capital Resources
In addition to approximately $27.0 million of cash balances on hand as of September 30, 2006, the Company’s principal sources of liquidity are expected to be cash flows from operations, proceeds from the sale of assets, cash flows from SHPII/CSL, Midwest and Midwest II and/or additional refinancing. The Company expects its available cash and cash flows from operations, proceeds from the sale of assets, and cash flows from SHPII/CSL, Midwest and Midwest II to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company from time to time considers and evaluates transactions related to its portfolio including refinancings, purchases and sales, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.
On June 9, 2006, the Company refinanced $110.0 million of mortgage debt on 15 senior living communities with Freddie Mac. As part of the refinancing the Company repaid approximately $14.8 million of mortgage debt on the 15 communities. The new mortgage loans have a ten year term with interest rates fixed at 6.29% for the first nine years and with principal amortized over a 25-year term. At the beginning of the tenth year, the loans will convert to a floating interest rate to provide flexibility regarding financing alternatives. Each of the loans are cross-collateralized and cross-defaulted with release provisions. The Company incurred $1.9 million in deferred financing costs related to these loans, which is being amortized over ten years. In addition, the Company wrote-off $0.9 million in deferred loan costs on the loans refinanced and paid $0.2 million in loan exit fees to the prior lender. The loan exit fees are a component of the write-off of deferred loan costs in the accompanying statement of operations.
On June 20, 2006, the Company refinanced $33.0 million of mortgage debt on four senior living communities with Capmark. The new mortgage loans have a three year term plus options for two one-year extensions at the Company’s option with variable interest rates tied to the 30-day LIBOR plus a spread of 260 basis points. Principal is being amortized over a 25-year term. The Company has an interest rate cap in place through January 2008, which limits the maximum rate on these loans to approximately 7.60%. Each of the loans are cross-collateralized and cross-defaulted with release provisions. The Company incurred $0.5 million in deferred financing costs related to these loans, which is being amortized over three years. In addition, the Company wrote-off $14,000 in deferred loan costs on the loans refinanced and paid $0.5 million in loan exit fees to the prior lender. The loan exit fees are a component of the write-off of deferred loan costs in the accompanying statement of operations.
The Company had net cash used in operating activities of $7.2 million and $0.3 million in the first nine months of fiscal 2006 and 2005, respectively. In the first nine months of fiscal 2006, net cash used in operating activities was primarily derived from a net loss of $3.4 million, an increase in accounts receivable of $2.6 million, an increase in property and tax deposits of $0.9 million, an increase in prepaid and other expenses of $0.3 million, an increase in other assets of $5.2 million, offset by net noncash charges of $4.2 million, an increase in accounts payable and accrued expenses of $0.5 million and a decrease in federal and state income taxes receivable of $0.4 million. In the first nine months of fiscal 2005, net cash used in operating activities was primarily derived from a net loss of $3.5 million, an increase in accounts receivable of $0.2 million, an increase in property tax and insurance deposits of $2.0 million, an increase in prepaid and other expenses of $0.6 million, an increase in other assets of $4.0 million, and an increase in federal and state income taxes receivable of $0.8 million offset by net noncash charges of $8.7 million, an increase in accounts payable and accrued expenses of $1.6 million and an increase in customer deposits of $0.5 million.
The Company had net cash provided by investing activities of $31.9 million in the first nine months of fiscal 2006 compared to net cash used in investing activities of $2.0 million in the first nine months of fiscal 2005. In the first nine months of fiscal 2006, net cash provided by investing activities primarily results from proceeds from the sale of assets of $50.4 million offset by net capital expenditures of $4.4 million, cash paid to acquire the Covenant communities of $9.9 million and investments in limited partnerships of $4.2 million. In the first nine months of fiscal 2005, the net cash used in investing activities was primarily the result of capital expenditures of $1.9 million along with investment in limited partnerships.
The Company had net cash used in financing activities of $19.6 million in the first nine months of fiscal 2006 compared to net cash provided by financing activities of $0.5 million in the first nine months of fiscal 2005. For the first nine months of fiscal 2006, net cash used in financing activities was primarily derived from net repayments of notes payable of $16.1 million, cash paid to settle interest rate lock agreements of $1.8 million and deferred financing charges paid in connection with the refinancing of 19 communities of $3.1 million offset by the release of restricted cash of $1.0 million, proceeds from the issuance of common stock of $0.3 million and excess tax benefits of $0.1 million. For the first nine months of fiscal 2005 the net cash provided by financing activities primarily results from the net issuance of notes payable of $1.6 million, proceeds from the issuance of common stock of $0.6 million and excess tax benefits from stock options exercised of $0.2 million offset by cash restricted under the terms of the Company’s treasury lock agreements of $0.7 million and deferred financing costs paid relating to the Company’s interest rate caps and debt refinancings of $1.1 million.
The Company derives the benefits and bears the risks related to the communities it owns. The cash flows and profitability of owned communities depends on the operating results of such communities and are subject to certain risks of ownership, including the need for capital expenditures, financing and other risks such as those relating to environmental matters.

Ventas Transactions
Effective as of June 30, 2005, BRE/CSL entered into the Ventas Purchase Agreement with Ventas to sell the six communities owned by BRE/CSL to Ventas for approximately $84.6 million. In addition, Ventas and the Company entered into the Ventas Lease Agreements whereby the Company agreed to lease the six communities from Ventas. Effective as of September 30, 2005, Ventas completed the purchase of the six communities from BRE/CSL and the Company began consolidating the operations of the six communities in its consolidated statement of operations under the terms of the Ventas Lease Agreements. The Ventas Lease Agreements each have an initial term of ten years, with two five-year renewal extensions available at the Company’s option. The initial lease rate under each of the Ventas Lease Agreements is 8% and is subject to certain conditional escalation clauses. The Company incurred $1.3 million in lease acquisition costs related to the Ventas Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10 year lease terms and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for the Ventas Lease Agreements as operating leases. The sale of the six communities from BRE/CSL to Ventas resulted in the Company receiving cash proceeds of $6.1 million and recording a gain of approximately $4.2 million, which has been deferred and is being recognized in the Company’s statement of operations over the initial 10 year lease term.
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
On June 8, 2006 the Company entered into an agreement with Ventas to lease Rose Arbor which Ventas acquired from a third party for approximately $19.1 million. Rose Arbor is a 147-unit senior living community with a capacity of 179 residents. This lease has an initial term of approximately nine and one-half years, with two five-year renewal extensions available at the Company’s option. The initial lease rate is 8% and is subject to conditional escalation provisions. The Company incurred $0.3 million in lease acquisition costs related to this lease. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for this lease as an operating lease.
HCPI Transactions
Effective economically as of May 1, 2006, the Company sold three of its communities, Crosswood Oaks, Tesson Heights and Veranda Club to HCPI in sale / leaseback transactions valued at approximately $54.0 million. These leases were effective economically as of May 1, 2006 and have an initial term of ten years, with two ten-year renewal extensions available at the Company’s option. The initial lease rates are 8% and are subject to certain conditional escalation clauses. The Company incurred $0.2 million in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease terms and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for these leases as operating leases. As a result of these sale/leaseback transactions, the Company received cash proceeds of approximately $23.0 million, net of closing costs, retired debt of approximately $29.3 million and recorded a gain of approximately $12.8 million, which has been deferred and is being recognized in the Company’s statement of operations over the initial lease terms.
Effective May 31, 2006, the Company acquired seven senior living communities owned by Covenant for $40.6 million and simultaneously sold six of the seven communities to HCPI in a sale / leaseback transaction valued at approximately $43.0 million. This six property lease was effective as of May 31, 2006 and has an initial term of ten years, with two ten-year renewal extensions available at the Company’s option. The initial lease rate is 8% and is subject to certain conditional escalation clauses. The Company incurred $0.2 million in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of operations. The Company has accounted for this lease as an operating lease. As a result of this sale/leaseback transaction, the Company received cash proceeds of approximately $3.6 million, net of closing costs and recorded a gain of approximately $0.6 million, which has been deferred and is being recognized in the Company’s statement of operations over the initial lease term.
Midwest Transaction
In January 2006, the Company announced the formation of Midwest, a joint venture with GE Healthcare, to acquire five senior housing communities from a third party. Midwest is owned approximately 89% by GE Healthcare and 11% by the Company. The Company paid $2.7 million for its approximate 11% interest in Midwest. Midwest agreed to pay approximately $46.9 million for the five communities. The five communities comprise 293 assisted living units with a resident capacity of 389. Effective as of February 1, 2006, Midwest acquired four of the five communities and on March 31, 2006, Midwest closed on the fifth community. The Company manages the five acquired communities under long-term management agreements with Midwest. The Company accounts for its investment in Midwest under the equity method of accounting and the Company recognized earnings in the equity of Midwest of $35,000 for the nine months ended September 30, 2006. The Company defers 11% of its management fee income earned from Midwest and the deferred management fee income is being amortized into income over the term of the Company’s management contracts. As of September 30, 2006, the Company had deferred income of approximately $28,000 relating to Midwest.
Midwest II Transaction
In August 2006, the Company announced the formation of Midwest II, a joint venture with GE Healthcare, to acquire three senior housing communities from a third party. Midwest II is owned approximately 85% by GE Healthcare and 15% by the Company. The Company paid $1.3 million for its interest in Midwest II. Midwest II agreed to pay approximately $38.2 million for the three communities. The three communities comprise 300 assisted living and memory care units with a resident capacity of 319. On August 11, 2006, Midwest II acquired the three senior living communities. The Company manages the three acquired communities under long-term management agreements with Midwest II. The Company accounts for its investment in Midwest II under the equity method of accounting and the Company recognized earnings in the equity of Midwest of $7,000 for the nine months ended September 30, 2006.
Covenant Acquisitions
Effective May 31, 2006, the Company acquired the Covenant Communities for $40.6 million and simultaneously sold six of the seven communities to HCPI in a sale / leaseback transaction valued at approximately $43.0 million. In July 2006, the remaining community, Meadow View, was sold to an unrelated party for $2.6 million resulting in net proceeds of approximately $2.4 million.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company’s primary market risk is exposure to changes in interest rates on debt instruments. As of September 30, 2006, the Company had $204.8 million in outstanding debt comprised of various fixed and variable rate debt instruments of $166.7 million and $38.1 million, respectively.
Changes in interest rates would affect the fair market value of the Company’s fixed rate debt instruments but would not have an impact on the Company’s earnings or cash flows. Fluctuations in interest rates on the Company’s variable rate debt instruments, which are tied to either LIBOR or the prime rate, would affect the Company’s earnings and cash flows but would not affect the fair market value of the variable rate debt. Each percentage point change in interest rates would increase the Company’s annual interest expense by approximately $0.4 million (subject to certain interest rate caps) based on the Company’s outstanding variable debt as of September 30, 2006.
Interest Rate Cap, Lock and Swap Agreements
Effective January 31, 2005, the Company entered into interest rate cap agreements with two commercial banks to reduce the impact of increases in interest rates on the Company’s variable rate loans. One interest rate cap agreement effectively limits the interest rate exposure on $100 million notional amount to a maximum LIBOR of 5%, as long as one-month LIBOR is less than 7%. If one-month LIBOR is greater than 7%, the agreement effectively limits the interest rate on the same $100 million notional amount to a maximum LIBOR of 7%. In March 2006, the Company sold $67 million of the notional amount of this interest rate cap and as a result received $0.3 million in cash and recorded a gain on sale of $0.1 million. This interest rate cap agreement is still in effect to limit interest rate exposure on $33 million notional amount and expires on January 31, 2008. During the first nine months of fiscal 2006, the Company received $33,000 under the terms of this interest rate cap agreement and recorded the amount received as a reduction in interest expense. The second interest cap agreement effectively limited the interest rate exposure on a $50 million notional amount to a maximum LIBOR of 5% and expired on January 31, 2006. The Company paid $0.4 million for the interest rate caps and the costs of these agreements are being or were amortized to interest expense over the life of the agreements except for amounts written off when the notional amounts were sold.
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
The Company has taken various corrective actions to remediate the material weakness noted above. These remedial actions are as follows:
•	the Company has replaced its third-party income tax advisors and tax consultants and has ensured that the third-party tax service providers have the required expertise for the more complex areas of the Company’s income tax accounting;

•	the Company has increased the formality and rigor of controls and procedures over accounting for income taxes; and,

•	the Company has allocated additional internal resources to the income tax accounting process.
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
Part 2. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.
In April 2005, the Company filed a claim before the American Arbitration Association in Dallas, Texas against a former brokerage consultant and her company for (1) a declaratory judgment that it has fulfilled certain obligations to Respondents under contracts the parties had signed related to the acquisition by the Company of all the outstanding stock of CGI Management, Inc. (“CGIM”), a wholly owned subsidiary of Covenant, (2) damages resulting from alleged breach of a confidentiality provision, and (3) damages for unpaid referral fees. Respondent filed a counterclaim for causes of action including breach of contract, duress, and undue infliction of emotional distress. The claim and counterclaim have now been settled.
On January 11, 2006, the Company received a demand letter from the TPCIGA for repayment of $199,737 in worker’s compensation payments allegedly made by TPCIGA on behalf of Company employees. The Company has also received other correspondence for repayment of $45,358 on the same basis. TPCIGA’s letter states that it has assumed responsibility for insureds of Reliance Insurance Company (“Reliance”) which was declared insolvent and ordered into liquidation in October of 2001 by the Commonwealth Court of Pennsylvania. Reliance had been the Company’s worker’s compensation carrier. TPCIGA’s demand letter states that under the Texas Insurance Code, TPCIGA is entitled to seek reimbursement from an insured for sums paid on its behalf if the insured’s net worth exceeds $50 million at the end of the year immediately proceeding the impaired insurer’s insolvency. TPCIGA states that it pursues reimbursement of these payments from the Company pursuant to this “net worth” provision. The Company has requested additional information from TPCIGA to verify that the Company was indeed the employer of the individuals on whose behalf the TPCIGA has paid claims. The TPCIGA has not provided sufficient documentation at this time for the Company to be able to fully evaluate all of these claims. On July 19, 2006, the TPCIGA filed a petition in the 53rd Judicial District Court of Travis County seeking repayment of approximately $50,000 in claims and allocated loss adjustment expenses in connection with claims payable under the Reliance policy issued to the Company as well as future payments and attorneys’ fees. The Company is vigorously defending this lawsuit. The Company is unable at this time to estimate the potential liability, if any, related to this claim.
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
As of September 30, 2006, we had mortgage and other indebtedness totaling approximately $204.8 million. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover required interest, principal and, if applicable, operating lease payments. Any payment or other default could cause the applicable lender to foreclose upon the communities securing the indebtedness or, if applicable, in the case of an operating lease, could terminate the lease, with a consequent loss of income and asset value to us. Further, because some of the our mortgages contain cross-default and cross-collateralization provisions, a payment or other default by us with respect to one community could affect a significant number of our other communities.
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
As of September 30, 2006, we leased 18 communities with lease obligations totaling approximately $211.7 million over a 10-year period, with minimum lease obligations of $16.0 million in fiscal 2006. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover these required operating lease obligations. Any payment or other default under our leases could result in the termination of the lease, with a consequent loss of income and asset value to us. Further, because all of our leases contain cross-default provisions, a payment or other default by us with respect to one leased community could affect a significant number of our other leased communities. Certain of our leases contain various financial and other restrictive covenants, which could limit our flexibility in operating our business. Failure to maintain compliance with the lease obligations as set forth in our lease agreements could have a material adverse impact us.
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
Approximately 95% of our total revenues from communities that we owned and managed were attributable to private pay sources and approximately 5% of our revenues from these communities were attributable to reimbursements from Medicare and Medicaid during fiscal 2005. We expect to continue to rely primarily on the ability of residents to pay for our services from their own or familial financial resources. Inflation or other circumstances that adversely affect the ability of the elderly to pay for our services could have a material adverse effect on our business, financial condition and results of operations.
We are subject to some particular risks related to third-party management agreements.
We currently manage five senior living communities for third parties and 12 senior living communities for joint ventures in which we have a minority interest pursuant to multi-year management agreements. The management agreements generally have initial terms of five years, subject to certain renewal rights. Under these agreements we provide management services to third party and joint venture owners to operate senior living communities and have provided, and may in the future provide, management and consulting services to third parties on market and site selection, pre-opening sales and marketing, start-up training and management services for facilities under development and construction. In most cases, either party to the agreements may terminate them upon the occurrence of an event of default caused by the other party. In addition, subject to our rights to cure deficiencies, community owners may terminate us as manager if any licenses or certificates necessary for operation are revoked, or if we have a change of control. Also, in some instances, a community owner may terminate the management agreement relating to a particular community if we are in default under other management agreements relating to other communities owned by the same community owner or its affiliates. In addition, in certain cases the community owner may terminate the agreement upon 30 days’ notice to us in the event of a sale of the community. In those agreements, which are terminable in the event of a sale of the community, we have certain rights to offer to purchase the community. The termination of a significant portion of our management agreements could have a material adverse effect on our business, financial condition and results of operations.
Performance of our obligations under our joint venture arrangements could have a material adverse effect on us.
We hold minority interests ranging from approximately 5% to 15% in several joint ventures with affiliates of Prudential and GE Healthcare. We also manage the communities owned by these joint ventures. Under the terms of the joint venture agreements with Prudential covering four properties, we are obligated to meet certain cash flow targets and failure to meet these cash flow targets could result in termination of the management agreements. Under the terms of the joint venture agreements with GE Healthcare covering eight properties, we are obligated to meet certain net operating income targets and failure to meet these net operating income targets could result in termination of the management agreements. All of the management agreements with the joint ventures contain termination and renewal provisions. We do not control joint venture decisions covering termination or renewal. Performance of the above obligations or termination or non-renewal of the management agreements could have a material adverse effect on our business, financial condition and results of operations.
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
Various states, including several of the states in which we currently operate, control the supply of licensed skilled nursing beds, assisted living communities and home health care agencies through certificate of need (“CON”) or other programs. In those states, approval is required for the construction of new health care communities, the addition of licensed beds and some capital expenditures at those communities, as well as the opening of a home health care agency. To the extent that a CON or other similar approval is required for the acquisition or construction of new communities, the expansion of the number of licensed beds, services, or existing communities, or the opening of a home health care agency, we could be adversely affected by our failure or inability to obtain that approval, changes in the standards applicable for that approval, and possible delays and expenses associated with obtaining that approval. In addition, in most states, the reduction of the number of licensed beds or the closure of a community requires the approval of the appropriate state regulatory agency and, if we were to seek to reduce the number of licensed beds at, or to close, a community, we could be adversely affected by a failure to obtain or a delay in obtaining that approval.
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
Not Applicable
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
Date: November 7, 2006