Form 10-K
period 2006-12-31
CAPITAL SENIOR LIVING CORP
filed 2007-03-16
CIK 1043000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Securities registered pursuant to Section 12(g) of the Act:
None

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

The aggregate market value of the 22,518,891 shares of the Registrant’s common stock, par value $0.01 per share (“Common Stock”), held by nonaffiliates on December 31, 2006, based upon the closing price of the Registrant’s Common Stock as reported by the New York Stock Exchange on June 30, 2006, was approximately $231.5 million. As of March 6, 2007, the Registrant had 26,430,051 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive proxy statement pertaining to the 2007 Annual Meeting of Stockholders (the “Proxy Statement”) and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A is incorporated herein by reference into Part III.

CAPITAL SENIOR LIVING CORPORATION

PART I

ITEM 1.	BUSINESS.

Overview

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company and its predecessors have provided senior living services since 1990. As of December 31, 2006, the Company operated 64 senior living communities in 23 states with an aggregate capacity of approximately 9,500 residents, including 37 senior living communities which the Company either owned or in which the Company had an ownership interest, 23 senior living communities that the Company leased and four senior living communities it managed for third parties. As of December 31, 2006, the Company also operated one home care agency. During 2006, approximately 95% of total revenues for the senior living communities operated by the Company were derived from private pay sources.

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

During fiscal 2006, the Company’s business plan included four major initiatives which were to (i) maximize the value of the Company’s communities, (ii) pursue strategic acquisitions through joint ventures and lease agreements, (iii) execute strategic sale/leaseback transactions and (iv) implement debt improvement initiatives. During fiscal 2006, the Company’s highlights included:

•	Overall occupancy at the Company’s stabilized communities (defined as communities not in lease-up) of 91% at December 31, 2006.

•	The Company formed two joint ventures with GE Healthcare Financial Services (“GE Healthcare”).

•	Midwest Portfolio Holdings, LP (“Midwest I”) acquired five senior living communities in the first quarter of fiscal 2006 for approximately $46.9 million. The five communities comprised 293 assisted living units with a resident capacity of 389.

•	Midwest Portfolio Holdings II, LP (“Midwest II”) acquired three senior living communities in August 2006 for approximately $38.2 million. The three senior living communities comprise 300 assisted living and memory care units with a resident capacity of 319.

•	The Company completed 12 lease transactions and four sale/leaseback transactions.

•	Effective April 1, 2006, the Company sold its Towne Centre community to Ventas Healthcare Properties, Inc. (“Ventas”) in a sale/leaseback transaction valued at $29.0 million, resulting in a deferred gain on sale of $14.3 million, cash proceeds of approximately $12.7 million and the repayment of $16.2 million of debt.

•	Effective May 1, 2006, the Company sold three of its communities, Crosswood Oaks, Tesson Heights and Veranda Club to Healthcare Properties Investors, Inc. (together with affiliates, “HCPI”) in a sale/leaseback transaction valued at $54.0 million, resulting in a deferred gain on sale of $12.8 million, cash proceeds of approximately $23.0 million and the repayment of $29.3 million of debt.

•	Effective May 31, 2006, the Company leased six communities acquired by HCPI that were previously owned by the Covenant Group of Texas, Inc. (“Covenant”) in a lease transaction valued at $43.0 million. The Company had managed the communities under long-term management contracts with Covenant prior to HCPI’s acquisition.

•	Effective June 8, 2006, the Company leased the Rose Arbor community from Ventas in a lease transaction valued at approximately $19.1 million. The Rose Arbor community is comprised of 137 units with a resident capacity of 179.

•	Effective December 1, 2006, the Company leased four communities from HCPI in a lease transaction valued at approximately $51.0 million. The four communities (the “Hunt Communities”) comprise 327 units with a resident capacity of 420.

•	Effective December 14, 2006, the Company leased one senior living community from HCPI in a lease transaction valued at $18.0 million. Prior to HCPI’s acquisition, the Company managed the senior living community under a long-term management agreement with Senior Housing Partners II LP (“SHP II”), a fund managed by Prudential Real Estate Investors (“Prudential”) .

•	The Company refinanced the debt on 19 senior living communities.

•	On June 9, 2006, the Company refinanced $110.0 million of mortgage debt on 15 senior living communities with the Federal Home Loan Mortgage Corporation (“Freddie Mac”). As part of the refinancing, the Company repaid approximately $14.8 million of mortgage debt on the 15 communities. The new mortgage loans have a ten year term with interest rates fixed at 6.29% for the first nine years and with principal amortized over a 25 year term. At the beginning of the tenth year, the loans will convert to a floating interest rate to provide flexibility regarding financing alternatives.

•	On June 20, 2006, the Company refinanced $33.0 million of mortgage debt on four senior living communities with Capmark Finance Inc. (“Capmark”). The new mortgage loans have a three year term plus options for two one year extensions with variable interest rates tied to the 30-day LIBOR plus a spread of 260 basis points and principal amortized over a 25 year term. The Company has an interest rate cap in place thru January 2008, which limits the maximum rate on these loans to approximately 7.60%.

As the Company enters fiscal 2007, its business plan includes continuing to maximize the value of its communities, pursuing additional acquisitions through joint venture partners and REITs and increasing revenues through management and development of communities for joint ventures or third parties.

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

As a senior’s need for assistance increases, care in an assisted living residence is often preferable and more cost-effective than home-based care or nursing home care. Typically, assisted living represents a combination of housing and support services designed to aid elderly residents with ADL’s such as ambulation, bathing, dressing, eating, grooming, personal hygiene and monitoring or assistance with medications. Certain assisted living residences may also provide assistance to residents with low acuity medical needs, or may offer higher levels of personal assistance for incontinent residents or residents with Alzheimer’s disease or other cognitive or physical frailties. Generally, assisted living residents require higher levels of care than residents of independent living residences and retirement living centers, but require lower levels of care than patients in skilled nursing facilities. For seniors who need the constant attention of a skilled nurse or medical practitioner, a skilled nursing facility may be required.

According to the American Senior Housing Association Senior Housing Construction Report for 2006, 21% of senior housing supply in the 75 largest metro areas of the United States are assisted living communities, 23% are independent living communities, and 56% are skilled nursing communities.

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

The Company believes that a number of demographic, regulatory and other trends will contribute to the continued growth in the senior living market, including the following:

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

Demographics

The primary market for the Company’s senior living services is comprised of persons aged 75 and older. This age group is one of the fastest growing segments of the United States population and is expected to grow from 17.9 million in 2005 to approximately 32.6 million in 2030. The population of seniors aged 85 and over is expected to grow from approximately 4.9 million in 2005 to approximately 8.9 million by 2030 representing an increase of approximately 82%. As the number of persons aged 75 and over continues to grow, the Company believes that there will be corresponding increases in the number of persons who need assistance with ADLs. According to industry analyses, approximately 19% of persons aged 75 to 79, approximately 24% of persons aged 80 to 84 and approximately 45% of persons aged 85 and older need assistance with ADLs.

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

Operating Strategy

The Company’s operating strategy is to provide quality, senior living services to its residents while achieving and sustaining a strong, competitive position within its chosen markets, as well as continuing to enhance the performance of its operations. The Company is implementing its operating strategy principally through the following methods.

Provide a Broad Range of Quality Personalized Care

Central to the Company’s operating strategy is its focus on providing quality care and services that are personalized and tailored to meet the individual needs of each community resident. The Company’s residences and services are designed to provide a broad range of care that permits residents to “age in place” as their needs change and as they develop further physical or cognitive frailties. By creating an environment that maximizes resident autonomy and provides individualized service programs, the Company seeks to attract seniors at an earlier stage, before they need the higher level of care provided in a skilled nursing facility. The Company also maintains a comprehensive quality assurance program designed to ensure the satisfaction of its residents and their family members. The Company conducts annual resident satisfaction surveys that allow residents at each community to express whether they are “very satisfied,” “satisfied” or “dissatisfied” with all major areas of a community, including, housekeeping, maintenance, activities and transportation, food service, security and management. In 2006 and 2005, the Company achieved 95% and 94%, respectively, overall approval rating from the residents’ satisfaction survey.

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

Improve Operating Efficiencies

The Company seeks to improve operating efficiencies at its communities by actively monitoring and managing operating costs. By having an established national portfolio of communities with regional management in place, the Company believes it has established a platform to achieve operating efficiencies through economies of scale in the purchase of bulk items, such as food and supplies and in the spreading of fixed costs, such as corporate overhead, over a larger revenue base, and to provide more effective management supervision and financial controls. The Company’s growth strategy includes regional clustering of new communities to achieve further efficiencies.

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

The Company’s operating philosophy is to provide quality living communities and services to senior citizens and deliver a continuum of care for its residents as their needs change over time. This continuum of care, which integrates independent living and assisted living and is bridged by home care, sustains residents’ autonomy and independence based on their physical and mental abilities. As residents age, in many of the Company’s communities, they are able to obtain the additional needed services within the same community, avoiding the disruptive and often traumatic move to a different facility.

Independent Living Services

The Company provides independent living services to seniors who typically do not yet need assistance or support with ADLs, but who prefer the physical and psychological comfort of a residential community that offers health care and other services. As of December 31, 2006, the Company had ownership interests in 28 communities, leased 15 communities and managed three communities that provide independent living services, with an aggregate capacity for 7,042 residents.

Independent living services provided by the Company include daily meals, transportation, social and recreational activities, laundry, housekeeping and 24-hour staffing. The Company also fosters the wellness of its residents by offering access to health screenings (such as blood pressure checks), periodic special services (such as influenza inoculations), dietary and similar programs, as well as ongoing exercise and fitness classes. Classes are given by health care professionals to keep residents informed about health and disease management. Subject to applicable government regulation, personal care and medical services are available to independent living residents through either the community staff or through the Company’s agency or other independent home care agencies. The Company’s independent living residents pay a fee ranging from $1,290 to $4,880 per month, in general, depending on the specific community, program of services, size of the unit and amenities offered. The Company’s contracts with its independent living residents are generally for a term of one year and are typically terminable by either party, under certain circumstances, upon 30 days notice.

Assisted Living Services

The Company offers a wide range of assisted living care and services, including personal care services, 24 hour staffing, support services, and supplemental services. As of December 31, 2006, the Company had ownership interests in 17 communities, leased 14 communities and managed one community that provide assisted living services, which include communities that have independent living and other services, with an aggregate capacity for 2,332 residents. The residents of the Company’s assisted living residences generally need help with some or all ADLs, but do not require the more acute medical care traditionally given in nursing homes. Upon admission to the Company’s assisted living communities, and in consultation with the resident, the resident’s family and medical consultants, each resident is assessed to determine his or her health status, including functional abilities and need for personal care services. The resident also completes a lifestyles assessment to determine the resident’s preferences. From these assessments, a care plan is developed for each resident to ensure that all staff members who render care meet the specific needs and preferences of each resident where possible. Each resident’s care plan is reviewed periodically to determine when a change in care is needed.

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

Supplemental Services.  These services include extra transportation services, personal maintenance, extra laundry services, and special care services, such as services for residents with certain forms of dementia. Certain of these services require extra charges.

The Company’s assisted living residents pay a fee ranging from $1,980 to $5,725 per month, in general, depending on the specific community, the level of personal care services, support service and supplemental services provided to the resident, size of the unit and amenities offered.

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

Skilled Nursing Services

In its skilled nursing facilities, the Company provides traditional long-term care through 24-hour-per-day skilled nursing care by registered nurses, licensed practical nurses and certified nursing assistants. The Company also offers a comprehensive range of restorative nursing and rehabilitation services in its communities including, but not limited to, physical, occupational, speech and medical social services. The Company’s residents receiving skilled nursing services pay fees ranging from $4,800 to $10,080 per month, in general, depending on the specific community and the level of care provided. As of December 31, 2006, the Company had ownership interests in one community and leased one community providing a continuum of care that includes skilled nursing services with an aggregate capacity for 170 residents.

Home Care Services

As of December 31, 2006, the Company provided home care services to clients at one senior living community through the Company’s home care agency and made home care services available to clients at a majority of its senior living communities through third-party providers. The Company believes that the provision of private pay, home care services is an attractive adjunct to its independent living services because it allows the Company to provide more services to its residents as they age in place and increases the length of stay in the Company’s communities. In addition, the Company makes available to residents certain customized physician, dentistry, podiatry and other health-related services that may be offered by third-party providers.

Operating Communities

The table below sets forth certain information with respect to senior living communities operated by the Company as of December 31, 2006.

			Resident Capacity(1)					Commencement
Community		Units	IL	AL	SN	Total	Ownership(2)	of Operations(3)

Owned:
Canton Regency	Canton, OH	291	164	96	50	310	100%	03/91
Gramercy Hill	Lincoln, NE	148	83	77	—	160	100%	10/98
Heatherwood	Detroit, MI	158	188	—	—	188	100%	01/92
Independence Village	East Lansing, MI	151	162	—	—	162	100%	08/00
Independence Village	Peoria, IL	158	173	—	—	173	100%	08/00
Independence Village	Raleigh, NC	165	177	—	—	177	100%	08/00
Independence Village	Winston-Salem, NC	156	161	—	—	161	100%	08/00
Sedgwick Plaza	Wichita, KS	144	134	35	—	169	100%	08/00
Waterford at Columbia	Columbia, SC	120	136	—	—	136	100%	11/00

			Resident Capacity(1)					Commencement
Community		Units	IL	AL	SN	Total	Ownership(2)	of Operations(3)

Waterford at Deer Park	Deer Park, TX	120	136	—	—	136	100%	11/00
Waterford at Edison Lakes	South Bend, IN	120	136	—	—	136	100%	12/00
Waterford at Fairfield	Fairfield, OH	120	136	—	—	136	100%	11/00
Waterford at Fort Worth	Fort Worth, TX	151	174	—	—	174	100%	06/00
Waterford at Highland Colony	Jackson, MS	120	136	—	—	136	100%	11/00
Waterford at Huebner	San Antonio, TX	120	136	—	—	136	100%	04/99
Waterford at Ironbridge	Springfield, MO	119	136	—	—	136	100%	06/01
Waterford at Mansfield	Mansfield, OH	119	136	—	—	136	100%	10/00
Waterford at Mesquite	Mesquite, TX	154	174	—	—	174	100%	09/99
Waterford at Pantego	Pantego, TX	120	136	—	—	136	100%	12/00
Waterford at Plano	Plano, TX	136	111	45	—	156	100%	12/00
Waterford at Shreveport	Shreveport, LA	117	136	—	—	136	100%	03/99
Waterford at Thousand Oaks	San Antonio, TX	120	136	—	—	136	100%	05/00
Wellington at Arapaho	Richardson, TX	137	109	45	—	154	100%	05/02
Wellington at North Richland Hills, TX	North Richland Hills, TX	119	136	—	—	136	100%	01/02
Wellington at Oklahoma City	Oklahoma City, OK	120	136	—	—	136	100%	11/00

		3,503	3,578	298	50	3,926
Leased:
Ventas:
Amberleigh	Buffalo, NY	267	394	—	—	394	N/A	01/92
Cottonwood Village	Cottonwood, AZ	163	135	47	—	182	N/A	03/91
Crown Pointe	Omaha, NE	132	163	—	—	163	N/A	08/00
Georgetowne Place	Fort Wayne, IN	162	247	—	—	247	N/A	10/05
Harrison at Eagle Valley(4)	Indianapolis, IN	124	138	—	—	138	N/A	03/91
Rose Arbor	Maple Grove, MN	137	107	72	—	179	N/A	06/06
Towne Centre	Merrillville, IN	327	165	60	120	345	N/A	03/91
Villa Santa Barbara	Santa Barbara, CA	125	87	38	—	125	N/A	08/00
West Shores	Hot Springs, AR	137	135	32	—	167	N/A	08/00
HCPI:
Atrium of Carmichael	Sacramento, CA	152	156	—	—	156	N/A	01/92
Covenant Place of Abilene	Abilene, TX	50	—	55	—	55	N/A	08/04
Covenant Place of Burleson	Burleson, TX	74	—	80	—	80	N/A	08/04
Covenant Place of Waxahachie	Waxahachie, TX	50	—	55	—	55	N/A	08/04
Crescent Point	Cedar Hill, TX	112	134	—	—	134	N/A	08/04
Crosswood Oaks	Sacramento, CA	121	127	—	—	127	N/A	01/92
Good Place	North Richland Hills, TX	72	—	80	—	80	N/A	08/04
Meadow Lakes	North Richland Hills, TX	120	145	—	—	145	N/A	08/04
Tesson Heights	St. Louis, MO	184	140	58	—	198	N/A	10/98
Veranda Club	Boca Raton, FL	189	235	—	—	235	N/A	01/92
Charlotte Square	Charlotte, NC	73	—	109	—	109	N/A	12/06
Chesapeake Place	Chesapeake, VA	87	—	106	—	106	N/A	12/06
Greenville Place	Greenville, SC	87	—	107	—	107	N/A	12/06
Myrtle Beach Estates	Myrtle Beach, SC	80	—	98	—	98	N/A	12/06

		3,025	2,508	997	120	3,625
Affiliates:
SHPII/CSL:
Libertyville	Libertyville, IL	197	171	50	—	221	5%	03/01
Naperville	Naperville, IL	193	166	48	—	214	5%	01/01
Summit	Summit, NJ	88	—	98	—	98	5%	11/00
Trumbull	Trumbull, CT	150	117	48	—	165	5%	09/00
Midwest I
Ames	Ames, IA	59	—	116	—	116	11%	02/06

			Resident Capacity(1)					Commencement
Community		Units	IL	AL	SN	Total	Ownership(2)	of Operations(3)

Miracle Hills	Omaha, NE	64	—	74	—	74	11%	03/06
Van Dorn	Lincoln, NE	68	—	84	—	84	11%	02/06
Woodbridge	Plattsmouth, NE	40	—	45	—	45	11%	02/06
108th & Q	Omaha, NE	62	—	70	—	70	11%	02/06
Midwest II
Keepsake Village	Columbus, IN	42	—	42	—	42	15%	08/06
The Hearth at Prestwick	Avon, IN	132	—	144	—	144	15%	08/06
The Hearth at Windermere	Fishers, IN	126	—	133	—	133	15%	08/06

		1,221	454	952	—	1,406
Managed:
Cresent Place	Cedar Hill, TX	80	—	85	—	85	N/A	11/05
Harding Place	Searcy, AR	115	148	—	—	148	N/A	08/04
Mountain Creek	Grand Prairie, TX	124	146	—	—	146	N/A	08/04
Tealridge Manor	Edmond, OK	169	208	—	—	208	N/A	08/04

		488	502	85	—	587

		8,237	7,042	2,332	170	9,544

(1)	Independent living (IL) residences, assisted living (AL) residences and skilled nursing (SN) beds.

(2)	Those communities shown as 5% owned consist of the Company’s ownership of 5% of the member interests in the SHPII/CSL (as defined below). Those communities shown as 11% owned consist of the Company’s ownership of approximately 11% of the partnership interests in Midwest I. Those communities shown as 15% owned consist of the Company’s ownership of 15% of the partnership interests in Midwest II.

(3)	Indicates the date on which the Company acquired or commenced operating the community. The Company operated certain of its communities pursuant to management agreements prior to acquiring interests in or leasing the communities.

(4)	The Company’s home care agency is on-site at The Harrison at Eagle Valley community.

Third-Party Management Contracts

Effective February 1, 2006, the Company entered into a series of property management agreements (the “Midwest I Agreements”) to manage five communities acquired by Midwest I, a joint venture owned approximately 89% by GE Healthcare and approximately 11% by the Company. The Midwest I Agreements are for an initial term of five years and the agreements contain automatic one year renewals thereafter. The Midwest I Agreements generally provide for a management fee of 5% of gross revenues.

Effective August 1, 2006, the Company entered into a series of property management agreements (the “Midwest II Agreements”) to manage three communities acquired by Midwest II, a joint venture owned approximately 85% by GE Healthcare and approximately 15% by the Company. The Midwest II Agreements are for an initial term of five years and the agreements contain automatic one year renewals thereafter. The Midwest II Agreements generally provide for a management fee of 5% of gross revenues.

Effective August 18, 2004, the Company acquired from Covenant all of the outstanding stock of Covenant’s wholly owned subsidiary, CGI Management, Inc. (“CGIM”). This acquisition resulted in the Company assuming the management contracts (the “CGIM Management Agreements”) on 14 senior living communities, seven of which were owned by Covenant, with a combined resident capacity of approximately 1,800 residents. The CGIM Management Agreements generally provide for management fees of 5% to 5.5% of gross revenues, subject to certain base management fees. HCPI acquired six of the seven communities that were previously owned by Covenant during fiscal 2006 and the Company leased the six communities from HCPI under a ten year master lease agreement. The Company acquired the other community that was owned by Covenant (“Meadow View”) in June 2006 and classified the community as held for sale at June 30, 2006 and at that time estimated that the community had an aggregate fair value, net of costs of disposal, of $2.4 million. In July 2006, the Company sold Meadow View to an unrelated third party for $2.6 million, resulting in net proceeds to the Company of approximately $2.4 million. Three other management agreements owned by CGIM were not renewed upon the expiration of their initial term.

The Company entered into a series of property management agreements (the “SHPII/CSL Management Agreements”), effective November 30, 2004, with four joint ventures (collectively “SHPII/CSL”) owned 95% by SHPII and 5% by the Company, which collectively own and operate four senior living communities (collectively the “Spring Meadows Communities”). The SHPII/CSL Management Agreements extend until various dates through November 2014. The SHPII/CSL Management Agreements provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities.

Prior to SHPII/CSL’s acquisition of the Spring Meadows Communities on November 30, 2004, the Company was party to a series of property management agreements (the “Spring Meadows Agreements”) with affiliates of Lehman Brothers (“Lehman”) to operate the Spring Meadows Communities, which were owned by joint ventures in which Lehman and the Company were members. Three Spring Meadows Agreements provided for a base management fee of the greater of $15,000 per month or 5% of gross revenues, plus an incentive fee equal to 25% of the excess cash flow over budgeted amounts. The remaining Spring Meadows Agreement provided for a base management fee of the greater of $13,321 per month or 5% of gross revenues, plus an incentive fee equal to 25% of the excess cash flow over budgeted amounts. In addition, the Company received an asset management fee of 0.75% of annual revenues relating to each of the four communities.

The Company was party to a property management agreement (the “SHPII Management Agreement”) with SHPII, to manage one senior living community. The SHPII Management Agreement provided for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. In December 2006, this community was sold to HCPI and leased by the Company.

The Company was party to a series of property management agreements (the “BRE/CSL Management Agreements”) with three joint ventures (collectively “BRE/CSL”) owned 90% by an affiliate of Blackstone Real Estate Advisors (“Blackstone”) and 10% by the Company, which collectively owned and operated six senior living communities. The BRE/CSL Management Agreements provided for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. These six communities were sold in September 2005 to Ventas and leased by the Company.

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

The following are the principal elements of the Company’s growth strategy:

Organic Growth

The Company intends to continue to focus on the lease-up of its non-stabilized communities and to increase its occupancy, rents and operating margins of its stabilized communities. The Company continually seeks to maintain and improve occupancy rates by: (i) retaining residents as they “age in place” by extending optional care and service programs; (ii) attracting new residents through the on-site marketing programs focused on residents and family members; (iii) aggressively seeking referrals from professional community outreach sources, including area religious organizations, senior social service programs, civic and business networks, as well as the medical community; and (iv) continually refurbishing and renovating its communities.

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

Pursue Development Agreements for New Senior Living Communities for Joint Ventures and Third Parties

Since 1999 the Company has developed and opened 17 new senior living communities and expanded two communities. In addition, the Company has provided pre-opening marketing services for six communities owned by third parties. The Company intends to continue to pursue opportunities to provide joint ventures and third parties with development and marketing services.

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

Operations

Centralized Management

The Company centralizes its corporate and other administrative functions so that the community-based management and staff can focus their efforts on resident care. The Company maintains centralized accounting, finance, human resources, training and other operational functions at its national corporate office in Dallas, Texas. The Company also has a corporate office in New York, New York. The Company’s corporate offices are generally responsible for: (i) establishing Company-wide policies and procedures relating to, among other things, resident care and operations; (ii) performing accounting functions; (iii) developing employee training programs and materials; (iv) coordinating human resources; (v) coordinating marketing functions; and (vi) providing strategic direction. In addition, financing, development, construction and acquisition activities, including feasibility and market studies, and community design, development, and construction management are conducted at the Company’s corporate offices.

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

The executive director at each community reports to a regional or district manager. The regional and district managers report directly to senior management at the Company’s corporate office. The district and regional managers make regular site visits to each of their communities. The site visits involve a physical plant inspection, quality assurance review, staff training, financial and systems audits, regulatory compliance, and team building.

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

Resident and Resident’s Family Input.  On a routine basis, the Company provides residents and their family members the opportunity to provide valuable input regarding the day-to-day delivery of services. On-site management at each community has fostered and encouraged active resident councils and resident committees who meet independently. These resident bodies meet with on-site management on a monthly basis to offer input and suggestions as to the quality and delivery of services. Additionally, at each community the Company conducts annual resident satisfaction surveys to further monitor the satisfaction levels of both residents and their family members. These surveys are sent directly to a third party firm for tabulation then to the Company’s corporate headquarters for distribution to onsite staff. For 2006 and 2005, the Company achieved a 95% and a 94%, respectively, approval rating from its residents. For any departmental area of service scoring below a 90%, a plan of correction is developed jointly by on-site, regional and corporate staff for immediate implementation.

Regular Community Inspections.  Each community is inspected, on at least a quarterly basis, by regional and/or corporate staff. Included, as part of this inspection is the monitoring of the overall appearance and maintenance of the community interiors and grounds. The inspection also includes monitoring staff professionalism and departmental reviews of maintenance, housekeeping, activities, transportation, marketing, administration and food and health care services, if applicable. The inspections also include observing residents in their daily activities and the community’s compliance with government regulations.

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

Marketing

Most communities are staffed by on-site sales directors and additional marketing/sales staff depending on the community size and occupancy status. The primary focus of the on-site marketing staff is to create awareness of the Company and its services among prospective residents and family members, professional referral sources and other key decision makers. These efforts incorporate an aggressive marketing plan to include monthly, quarterly and annual goals for leasing, new lead generation, prospect follow up, community outreach and resident and family referrals. Additionally, the marketing plan includes a calendar of promotional events and a comprehensive media program. On-site marketing departments perform a competing community assessment quarterly. Corporate and regional marketing directors monitor the on-site marketing departments’ effectiveness and productivity on a monthly basis. Routine detailed marketing department audits are performed on an annual basis or more frequently if deemed necessary. Corporate and regional personnel assist in the development of marketing strategies for each community and produce creative media, assist in direct mail programs and necessary marketing collateral. Ongoing sales training of on-site marketing/sales staff is implemented by corporate and regional marketing directors.

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

After the community is opened and sustaining occupancy levels are attained, the on-site marketing staff is more heavily focused on resident and resident family referrals, as well as professional referrals. A maintenance program for continued lead generation is then implemented.

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

Under the Americans with Disabilities Act of 1990 (“ADA”), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist that also may require modifications to existing and planned properties to permit access to the properties by disabled persons. While the Company believes that its communities are substantially in compliance with present requirements or are exempt therefrom, if required changes involve a greater expenditure than anticipated or must be made on a more accelerated basis than anticipated, additional costs would be incurred by the Company. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons, the costs of compliance with which could be substantial.

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

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean up costs. The Company is not aware of any environmental liability with respect to any of its owned, leased or managed communities that the Company believes would have a material adverse effect on its business, financial condition, or results of operations. The Company believes that its communities are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. The Company has not been notified by any governmental authority, and is not otherwise aware of any material non-compliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of the communities the Company currently operates.

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

Competition

The senior living industry is highly competitive, and the Company expects that all segments of the industry will become increasingly competitive in the future. Although there are a number of substantial companies active in the senior living industry and in the markets in which the Company operates, the industry continues to be very fragmented and characterized by numerous small operators. The Company primarily competes with Assisted Living Concepts, Brookdale Senior Living Inc., Emeritus Corporation, Five Star Quality Care, Inc., Holiday Retirement Corporation and Sunrise Senior Living, Inc. The Company believes that the primary competitive factors in the senior living industry are: (i) location; (ii) reputation for and commitment to a high quality of service; (iii) quality of support services offered (such as food services); (iv) price of services; and (v) physical appearance and amenities associated with the communities. The Company competes with other companies providing independent living, assisted living, skilled nursing, home health care, and other similar service and care alternatives, some of whom may have greater financial resources than the Company. Because seniors tend to choose senior living communities near their homes, the Company’s principal competitors are other senior living and long-term care communities in the same geographic areas as the Company’s communities. The Company also competes with other health care businesses with respect to attracting and retaining nurses, technicians, aides and other high quality professional and non-professional employees and managers.

Employees

As of December 31, 2006, the Company employed 3,681 persons, of which 1,914 were full-time employees (61 of whom are located at the Company’s corporate offices) and 1,767 were part-time employees. None of the Company’s employees are currently represented by a labor union and the Company is not aware of any union organizing activity among its employees. The Company believes that its relationship with its employees is good.

Executive Officers and Key Employees

The following table sets forth certain information concerning each of the Company’s executive officers and key employees as of December 31, 2006:

Name	Age	Position(s) with the Company

Lawrence A. Cohen	53	Chief Executive Officer and Vice Chairman of the Board
James A. Stroud	56	Chairman and Secretary of the Company and Chairman of the Board
Keith N. Johannessen	50	President and Chief Operating Officer
Ralph A. Beattie	57	Executive Vice President and Chief Financial Officer
Rob L. Goodpaster	53	Vice President — National Marketing
David W. Beathard, Sr.	59	Vice President — Operations
David R. Brickman	48	Vice President and General Counsel
Glen H. Campbell	62	Vice President — Development
Gloria Holland	39	Vice President — Finance
Jerry D. Lee	46	Corporate Controller
Robert F. Hollister	51	Property Controller

Lawrence A. Cohen has served as a director and Vice Chairman of the Board since November 1996. He has served as Chief Executive Officer since May 1999 and was Chief Financial Officer from November 1996 to May 1999. From 1991 to 1996, Mr. Cohen served as President and Chief Executive Officer of Paine Webber Properties Incorporated, which controlled a real estate portfolio having a cost basis of approximately $3.0 billion, including senior living facilities of approximately $110.0 million. Mr. Cohen serves on the boards of various charitable organizations, and was a founding member and is on the executive committee of the Board of the American Seniors Housing Association. Mr. Cohen has earned a Masters in Law, is a licensed attorney and is also a Certified Public Accountant. Mr. Cohen has had positions with businesses involved in senior living for 22 years.

James A. Stroud has served as a director and officer of the Company and its predecessors since January 1986. He currently serves as Chairman and Secretary of the Company and Chairman of the Board. Mr. Stroud also serves on the boards of various educational and charitable organizations, and in varying capacities with several trade organizations, including as an Owner/Operator Advisory Group member to the National Investment Conference and as a Founding Sponsor of The Johns Hopkins University Senior Housing and Care Program. Mr. Stroud has served as a member of the Founder’s Council and Leadership Council of the Assisted Living Federation of America. Mr. Stroud was the past President and Member of the board of directors of the National Association for Senior Living Industry Executives. He also was a founder of the Texas Assisted Living Association and served as a member of its board of directors. Mr. Stroud has earned a Masters in Law, is a licensed attorney and is also a Certified Public Accountant. Mr. Stroud has had positions with businesses involved in senior living for 22 years.

Keith N. Johannessen has served as President of the Company and its predecessors since March 1994, and previously served as Executive Vice President from May 1993 until February 1994. Mr. Johannessen has served as a director and Chief Operating Officer since May 1999. From 1992 to 1993, Mr. Johannessen served as Senior Manager in the health care practice of Ernst & Young LLP. From 1987 to 1992, Mr. Johannessen was Executive Vice President of Oxford Retirement Services, Inc. Mr. Johannessen has served on the State of the Industry and Model Assisted Living Regulations Committees of the American Seniors Housing Association. Mr. Johannessen has been active in operational aspects of senior housing for 28 years.

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

Rob L. Goodpaster has served as Vice President — National Marketing of the Company and its predecessors since December 1992. From 1990 to 1992, Mr. Goodpaster was National Director for Marketing for Autumn America, an owner and operator of senior housing facilities. Mr. Goodpaster has been active in professional industry associations and formerly served on the Board of Directors for the National Association for Senior Living Industries. Mr. Goodpaster has been active in the operational, development and marketing aspects of senior housing for 30 years.

David W. Beathard, Sr. has served as Vice President — Operations of the Company and its predecessors since August 1996. From 1992 to 1996, Mr. Beathard owned and operated a consulting firm, which provided operational, marketing, and feasibility consulting regarding senior housing facilities. Mr. Beathard has been active in the operational, sales and marketing, and construction oversight aspects of senior housing for 33 years.

David R. Brickman has served as Vice President and General Counsel of the Company and its predecessors since July 1992. From 1989 to 1992, Mr. Brickman served as in-house counsel with LifeCo Travel Management Company, a corporation that provided travel services to U.S. corporations. Mr. Brickman has also earned a Masters of Business Administration and a Masters in Health Administration. Mr. Brickman has either practiced law or performed in-house counsel functions for 20 years.

Glen H. Campbell has served as Vice President — Development of the Company since September 1997. From 1990 to 1997 Mr. Campbell served as Vice President of Development for Greenbrier Corporation, an assisted living development and management company. From 1985 to 1990 Mr. Campbell served as Director of Facility Management for Retirement Corporation of America. Mr. Campbell has been active in the design and development of retirement communities for 32 years.

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

Jerry D. Lee, a Certified Public Accountant, has served as Corporate Controller since April 1999. Prior to joining the Company, Mr. Lee served as the Senior Vice President of Finance, from 1997 to 1999, for Universal Sports America, Inc., a company that produced sporting events and provided sports marketing services for collegiate conferences and universities. From 1984 to 1997, Mr. Lee held various accounting management positions with Haggar Clothing Company. Mr. Lee is a member of the Financial Executives International, the American Institute of Certified Public Accountants and is also a member of the Texas Society of Certified Public Accountants.

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

New York Stock Exchange Certification and SEC Certifications

In May 2006, as required in Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Chief Executive Officer of the Company certified to the New York Stock Exchange that he was not aware of any violations by the Company of New York Stock Exchange corporate governance listing standards. The certifications of the Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 of this Form 10-K annual report.

ITEM 1A.  RISK FACTORS

Our business involves various risks. When evaluating our business the following information should be carefully considered in conjunction with the other information contained in our periodic filings with the SEC. Additional risks and uncertainties not known to us currently or that currently we deem to be immaterial also may impair our business operations. If we are unable to prevent events that have a negative effect from occurring, then our business may suffer. Negative events are likely to decrease our revenue, increase our costs, make our financial results poorer and/or decrease our financial strength, and may cause our stock price to decline.

We have significant debt. Our failure to generate cash flow sufficient to cover required interest and principal payments could result in defaults of the related debt.

As of December 31, 2006, we had mortgage and other indebtedness totaling approximately $202.8 million. We also have significant operating lease obligations as described below. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover required interest, principal and, if applicable, operating lease payments. Any payment or other default could cause the applicable lender to foreclose upon the communities securing the indebtedness or, if applicable, in the case of an operating lease, could terminate the lease, with a consequent loss of income and asset value to us. Further, because some of our mortgages and our operating leases contain cross-default and cross- collateralization provisions, a payment or other default by us with respect to one community could affect a significant number of our other communities.

Our failure to comply with financial covenants contained in debt instruments and lease agreements could result in the acceleration of the related debt or lease.

There are various financial covenants and other restrictions in certain of our debt instruments and lease agreements, including provisions which:

•	require us to meet specified financial tests at the parent company level, which include, but are not limited to, liquidity requirements, earnings before interest, taxes and depreciation and amortization (“EBITDA”) requirements, and tangible net worth requirements;

•	require us to meet specified financial tests at the community level, which include, but are not limited to, occupancy requirements and debt service coverage tests; and

•	require consent for changes in control of us.

If we fail to comply with any of these requirements, then the related indebtedness or lease obligations could become due and payable prior to their stated dates. We cannot assure that we could pay these debt or lease obligations if they became due.

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

As of December 31, 2006, we leased 23 communities with future lease obligations totaling approximately $238.3 million over an approximate 10-year period, with minimum lease obligations of $25.9 million in fiscal 2007. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover these required operating lease obligations. Any payment or other default under our leases could result in the termination of the lease, with a consequent loss of income and asset value to us. Further, because all of our leases contain cross-default provisions, a payment or other default by us with respect to one leased community could affect a significant number of our other leased communities. Certain of our leases contain various financial and other restrictive covenants, which could limit our flexibility in operating our business. Failure to maintain compliance with the lease obligations as set forth in our lease agreements could have a material adverse impact us.

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

Approximately 95% of our total revenues from communities that we operated were attributable to private pay sources and approximately 5% of our revenues from these communities were attributable to reimbursements from Medicare and Medicaid during fiscal 2006. We expect to continue to rely primarily on the ability of residents to pay for our services from their own or familial financial resources. Inflation or other circumstances that adversely affect the ability of the elderly to pay for our services could have a material adverse effect on our business, financial condition and results of operations.

We are subject to some particular risks related to third-party management agreements.

We currently manage four senior living communities for third parties and 12 senior living communities for joint ventures in which we have a minority interest pursuant to multi-year management agreements. The management agreements generally have initial terms of five years, subject to certain renewal rights. Under these agreements we provide management services to third party and joint venture owners to operate senior living communities and have provided, and may in the future provide, management and consulting services to third parties on market and site selection, pre-opening sales and marketing, start-up training and management services for facilities under development and construction. In most cases, either party to the agreements may terminate them upon the occurrence of an event of default caused by the other party. In addition, subject to our rights to cure deficiencies, community owners may terminate us as manager if any licenses or certificates necessary for operation are revoked, or if we have a change of control. Also, in some instances, a community owner may terminate the management agreement relating to a particular community if we are in default under other management agreements relating to other communities owned by the same community owner or its affiliates. In addition, in certain cases the community owner may terminate the agreement upon 30 days’ notice to us in the event of a sale of the community. In those agreements, which are terminable in the event of a sale of the community, we have certain rights to offer to purchase the community. The termination of a significant portion of our management agreements could have a material adverse effect on our business, financial condition and results of operations.

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

The senior living services industry is very competitive and some competitors may have substantially greater financial resources than us.

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

We depend on the services of our executive officers for our management. The loss of some of our executive officers and the inability to attract and retain qualified management personnel could affect our ability to manage our business and could adversely affect our business, financial condition and results of operations.

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

The provision of personal and health care services in the long-term care industry entails an inherent risk of liability. In recent years, participants in the long-term care industry have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and result in the incurrence of significant defense costs. Moreover, senior living communities offer residents a greater degree of independence in their daily living. This increased level of independence may subject the resident and, therefore, us to risks that would be reduced in more institutionalized settings. We currently maintain insurance in amounts we believe are comparable to those maintained by other senior living companies based on the nature of the risks, our historical experience and industry standards, and we believe that this insurance coverage is adequate. However, we may become subject to claims in excess of our insurance or claims not covered by our insurance, such as claims for punitive damages, terrorism and natural disasters. A claim against us not covered by, or in excess of, our insurance could have a material adverse effect upon us.

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

Various states, including several of the states in which we currently operate, control the supply of licensed skilled nursing beds, assisted living communities and home health care agencies through CON or other programs. In those states, approval is required for the construction of new health care communities, the addition of licensed beds and some capital expenditures at those communities, as well as the opening of a home health care agency. To the extent that a CON or other similar approval is required for the acquisition or construction of new communities, the expansion of the number of licensed beds, services, or existing communities, or the opening of a home health care agency, we could be adversely affected by our failure or inability to obtain that approval, changes in the standards applicable for that approval, and possible delays and expenses associated with obtaining that approval. In addition, in most states, the reduction of the number of licensed beds or the closure of a community requires the approval of the appropriate state regulatory agency and, if we were to seek to reduce the number of licensed beds at, or to close, a community, we could be adversely affected by a failure to obtain or a delay in obtaining that approval.

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

Under the ADA, all places of public accommodation are required to meet federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist that also may require modifications to existing and planned communities to create access to the properties by disabled persons. Although we believe that our communities are substantially in compliance with present requirements or are exempt therefrom, if required changes involve a greater expenditure than anticipated or must be made on a more accelerated basis than anticipated, additional costs would be incurred by us. Further legislation may impose additional burdens or restrictions with respect to access by disabled persons, the costs of compliance with which could be substantial.

HIPAA, in conjunction with the federal regulations promulgated thereunder by the Department of Health and Human Services, has established, among other requirements, standards governing the privacy of PHI that is created, received or maintained by a range of covered entities. HIPAA has also established standards governing uniform health care transactions, the codes and identifiers to be used by the covered entities and standards governing the security of certain electronic transactions conducted by covered entities. Penalties for violations can range from civil money penalties for errors and negligent acts to criminal fines and imprisonment for knowing and intentional misconduct. HIPAA is a complex set of regulations and many unanswered questions remain with respect to the manner in which HIPAA applies to businesses such as those operated by us.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES

The executive and administrative offices of the Company are located at 14160 Dallas Parkway, Suite 300, Dallas, Texas 75254, and consist of approximately 24,000 square feet. The lease on the premises extends through February 2008. The Company believes that its corporate office facilities are adequate to meet its requirements through at least fiscal 2007 and that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate operations. The Company also leases executive office space in New York, New York pursuant to an annual lease agreement.

As of December 31, 2006, the Company owned, leased and/or managed the senior living communities referred to in Item 1 above under the caption “Operating Communities.”

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

On January 11, 2006, the Company received a demand letter from the Texas Property and Casualty Insurance Guaranty Association (“TPCIGA”) for repayment of $199,737 in worker’s compensation payments allegedly made by TPCIGA on behalf of Company employees. The Company has also received other correspondence for repayment of $45,358 on the same basis. TPCIGA’s letter states that it has assumed responsibility for insureds of Reliance Insurance Company (“Reliance”), which was declared insolvent and ordered into liquidation in October of 2001 by the Commonwealth Court of Pennsylvania. Reliance had previously been the Company’s worker’s compensation carrier. TPCIGA’s demand letter states that under the Texas Insurance Code, TPCIGA is entitled to seek reimbursement from an insured for sums paid on its behalf if the insured’s net worth exceeds $50 million at the end of the year immediately proceeding the impaired insurer’s insolvency. In its demand letter, TPCIGA states that it pursues reimbursement of these payments from the Company pursuant to this “net worth” provision. The Company has requested additional information from TPCIGA to verify that the Company was indeed the employer of the individuals on whose behalf TPCIGA has paid claims. TPCIGA has not provided sufficient documentation at this time for the Company to fully evaluate these claims. On July 19, 2006, TPCIGA filed a petition in the 53rd Judicial District Court of Travis County, Texas seeking repayment of approximately $50,000 in claims and allocated loss adjustment expenses in connection with claims payable under the Reliance policy issued to the Company as well as future payments and attorneys’ fees. The Company is vigorously defending this lawsuit. The parties are currently discussing a settlement of all claims made by the TPCIGA against the Company.

The Company has other pending claims not mentioned above (“Other Claims”) incurred in the normal course of its business. Most of these Other Claims are believed by management to be covered by insurance, subject to normal reservations of rights by the insurance companies and possibly subject to certain exclusions in the applicable insurance policies. Whether or not covered by insurance, these Other Claims, in the opinion of the Company’s management, based on advice of legal counsel, should not have a material effect on the consolidated financial statements of the Company if determined adversely to the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s security holders during the fourth quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

Market Information and Holders

The Company’s shares of common stock are listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “CSU”. The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s common stock, as reported on the NYSE. At March 6, 2007 there were approximately 131 stockholders of record of the Company’s common stock.

	2006		2005
Year	High	Low	High	Low

First Quarter	$11.36	$9.80	$6.00	$5.05
Second Quarter	11.44	9.90	7.25	5.40
Third Quarter	10.79	8.92	8.50	6.95
Fourth Quarter	10.90	8.50	10.88	7.50

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

Securities Authorized for Issuance under Equity Compensation Plans.

The following table presents information relating to the Company’s equity compensation plans as of December 31, 2006:

Number of Securities
	Number of Securities to	Weighted-Average	Remaining Available for
	be Issued Upon	Exercise Price of the	Future Issuance Under
	Exercise of Outstanding	Outstanding	Equity Compensation Plans
	Options, Warrants and	Options, Warrants	(Excluding Securities
Plan Category	Rights	and Rights	Reflected in First Column )

Equity compensation plans approved by security holders	1,026,682	$4.80	591,974
Equity compensation plans not approved by security holders	—	—	—

Total	1,026,682	$4.80	591,974

Performance Graph

The following Performance Graph shows the changes for the five year period ended December 31. 2006 in the value of $100 invested in: (1) the Company’s common stock; (2) the Standard & Poor’s Broad Market Index (the “S&P 500”); (3) the common stock of the New Peer Group (as defined below) and the Old Peer Group (as defined below) of companies, whose returns represent the arithmetic average of such companies. The values with each investment as of the beginning of each year are based on share price appreciation and the reinvestment with dividends on the respective ex-dividend dates.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Capital Senior Living Corporation, The S & P 500 Index,
A New Peer Group And An Old Peer Group

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

The preceding graph assumes $100 invested at the beginning of the measurement period, including reinvestment of dividends, in the Company’s common stock, the S&P 500, the New Peer Group and the Old Peer Group and was plotted using the following data:

	Cumulative Total Returns
	12/01	12/02	12/03	12/04	12/05	12/06
Capital Senior Living Corporation	100.00	85.86	197.98	190.57	348.15	358.25
New Peer Group	100.00	91.04	144.19	181.92	262.31	347.81
Old Peer Group	100.00	90.49	140.98	196.17	317.42	340.04
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03

The Company’s New Peer Group consists of Brookdale Senior Living, Inc., Emeritus Corporation, Five Star Quality Care, Inc., and Sunrise Senior Living, Inc. The New Peer Group differs from the Old Peer Group as a result of Brookdale Senior Living’s acquisition of American Retirement Corporation, which previously was part of the Company Old Peer Group. The Company’s Old Peer Group consisted of American Retirement Corp., Emeritus Corporation, and Sunrise Senior Living, Inc.

(b) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities. Not Applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers. Not Applicable.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table presents selected financial data of the Company which has been derived from the audited consolidated financial statements of the Company. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in this Annual Report.

	At and for the Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Statements of Operations Data:
Total revenues(1)	$159,070	$126,404	$108,935	$88,032	$86,794
Income from operations	11,667	10,962	6,731	5,815	10,961
Net (loss) income(2)	(2,600)	(5,354)	(6,758)	4,990	4,682
Net (loss) income per share:
Basic (loss) income per share	(0.10)	(0.21)	(0.27)	0.25	0.24
Diluted (loss) income per share	$(0.10)	$(0.21)	$(0.27)	$0.25	$0.24
Balance Sheet Data:
Cash and cash equivalents	$25,569	$21,831	$19,515	$6,594	$11,768
Working capital (deficit)	15,407	10,860	(22,289)	(12,835)	4,349
Total assets	394,488	434,051	431,175	421,333	278,251
Long-term debt, excluding current portion	196,647	252,733	219,526	255,549	140,385
Shareholders’ equity	$144,084	$145,415	$149,547	$124,367	$118,281
Other Data:
Communities (at end of period) Owned or leased	48	36	29	24	14
Joint ventures & managed	16	19	25	18	28

Total	64	55	54	42	42
Resident capacity:
Owned or leased	7,551	6,247	4,831	3,953	2,621
Joint ventures & managed	1,993	2,668	3,837	2,901	4,233

Total	9,544	8,915	8,668	6,854	6,854

(1)	Total revenues for 2002 - 2005 were revised to include community reimbursement revenue. The amounts included as community reimbursement revenue were $21,174, $15,673, $21,707 and $25,312 for fiscal 2005, 2004, 2003 and 2002, respectively.

(2)	Net income in fiscal 2003 includes the recognition of deferred income of $3.4 million related to the liquidation of the HealthCare Properties Liquidating Trust (“HCP”) partnership.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain information contained in this report constitutes “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “intend,” “could,” “believe,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. The Company cautions readers that forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified. These factors include the Company’s ability to find suitable acquisition properties at favorable terms, financing, licensing, business conditions, risks of downturn in economic conditions generally, satisfaction of closing conditions such as those pertaining to licensure, availability of insurance at commercially reasonable rates, and changes in accounting principles and interpretations, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC.

Overview

The following discussion and analysis addresses the Company’s results of operations on a historical consolidated basis for the years ended December 31, 2006, 2005 and 2004. The following should be read in conjunction with the Company’s historical consolidated financial statements and the selected financial data contained elsewhere in this report.

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

As of December 31, 2006, the Company operated 64 senior living communities in 23 states with an aggregate capacity of approximately 9,500 residents, including 37 senior living communities which the Company either owned or in which the Company had an ownership interest, 23 senior living communities that the Company leased and four senior living communities it managed for third parties. As of December 31, 2006, the Company also operated one home care agency.

Management Agreements

As of December 31, 2006, the Company managed and operated the 48 communities it wholly owned or leased, 12 communities owned by joint ventures in which the Company has a minority interest and four communities owned by third parties. For communities owned by joint ventures and third parties, the Company typically receives a management fee of 5% of gross revenues. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community.

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

Ventas Transactions

Effective as of June 30, 2005, BRE/CSL entered into a Purchase and Sale Agreement (the “Ventas Purchase Agreement”) with Ventas to sell the six communities owned by BRE/CSL to Ventas for $84.6 million. In addition, Ventas and the Company entered into Master Lease Agreements (the “Ventas Lease Agreements”) whereby the Company leased the six communities from Ventas. Effective September 30, 2005, Ventas completed the purchase of the six BRE/CSL communities and the Company began consolidating the operations of the six communities in its consolidated statement of operations under the terms of the Ventas Lease Agreements. The Ventas Lease Agreements each have an initial term of ten years, with two five year renewal extensions available at the Company’s option. The initial lease rate under the Ventas Lease Agreements was 8% and is subject to certain conditional escalation clauses. The Company incurred $1.3 million in lease acquisition costs related to the Ventas Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10 year lease term and are included in facility lease expense in the Company’s statement of operations. The Company accounts for each of the Ventas Lease Agreements as operating leases. The sale of the six BRE/CSL communities to Ventas resulted in the Company recording a gain of approximately $4.2 million, which has been deferred and is being recognized in the Company’s statement of operations over the initial 10 year lease term.

On October 18, 2005, the Company entered into an agreement with Ventas to lease Georgetowne Place, which Ventas acquired from a third party for approximately $19.5 million. Georgetowne Place is a 162-unit senior living community with a capacity of 247 residents. This lease has an initial term of ten years, with two five-year renewal extensions available at the Company’s option. The initial lease rate was 8% and is subject to conditional escalation provisions. The Company incurred $0.2 million in lease acquisition costs related to this lease. These deferred lease acquisition costs are being amortized over the initial 10-year lease term and are included in facility lease expense in the Company’s statement of operations. The Company accounts for this lease as an operating lease.

On March 31, 2006, the Company sold Towne Centre to Ventas in a sale/leaseback transaction valued at $29.0 million. This lease was effective as of April 1, 2006 and has an initial term of nine and one-half years, with two five-year renewal extensions available at the Company’s option. The initial lease rate was 8% and is subject to certain conditional escalation clauses. The Company incurred $0.1 million in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of operations. The Company accounts for this lease as an operating lease. As a result of this sale/leaseback transaction the Company received cash proceeds of approximately $12.7 million, net of closing costs, retired debt of approximately $16.2 million and recorded a gain of approximately $14.3 million, which has been deferred and is being recognized in the Company’s statement of operations over the initial lease term.

On June 8, 2006 the Company entered into an agreement with Ventas to lease Rose Arbor, which Ventas acquired from a third party for approximately $19.1 million. Rose Arbor is a 137-unit senior living community with a capacity of 179 residents. This lease has an initial term of approximately nine and one-half years, with two five-year renewal extensions available at the Company’s option. The initial lease rate was 8% and is subject to conditional escalation provisions. The Company incurred $0.4 million in lease acquisition costs related to this lease. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of operations. The Company accounts for this lease as an operating lease.

HCPI Transactions

Effective as of May 1, 2006, the Company sold three of its communities, Crosswood Oaks, Tesson Heights and Veranda Club to HCPI in sale/leaseback transactions valued at approximately $54.0 million. These leases have an initial term of ten years, with two ten-year renewal extensions available at the Company’s option. The initial lease rates were 8% and are subject to certain conditional escalation clauses. The Company incurred $0.2 million in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease terms and are included in facility lease expense in the Company’s statement of operations. The Company accounts for these leases as operating leases. As a result of these sale/leaseback transactions, the Company received cash proceeds of approximately $23.0 million, net of closing costs, retired debt of approximately $29.3 million and recorded a gain of approximately $12.8 million, which has been deferred and is being recognized in the Company’s statement of operations over the initial lease terms.

Effective May 31, 2006, HCPI acquired six senior living communities previously owned by Covenant for $43.0 million and leased the six senior living communities to the Company. This six-property lease was effective as of May 31, 2006 and has an initial term of ten years, with two ten-year renewal extensions available at the Company’s option. The initial lease rate was 8% and is subject to certain conditional escalation clauses. The Company incurred $0.2 million in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of operations. The Company accounts for this lease as an operating lease. As a result of this lease transaction, the Company received cash proceeds of approximately $3.3 million and recorded deferred rent of approximately $0.6 million, which is being recognized in the Company’s statement of operations over the initial lease term.

Effective December 1, 2006, HCPI acquired four senior living communities previously owned by a third party and leased the four senior living communities to the Company in a transaction valued at approximately $51.0 million. This four-property lease has an initial term of ten years, with two ten-year renewal extensions available at the

Company’s option. The initial lease rate was 8% and is subject to certain conditional escalation clauses. The Company incurred $0.6 million in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of operations. The Company accounts for this lease as an operating lease.

Effective December 14, 2006, HCPI acquired one senior living community previously owned by SHPII (the “Atrium of Carmichael”) and leased the Atrium of Carmichael to the Company in a transaction valued at approximately $18.0 million. This lease has an initial term of ten years, with two ten-year renewal extensions available at the Company’s option. The initial lease rate was 7.75% and is subject to certain conditional escalation clauses. The Company incurred $0.3 million in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of operations. The Company accounts for this lease as an operating lease.

Midwest I Transaction

In January 2006, the Company announced the formation of Midwest I, a joint venture with GE Healthcare, to acquire five senior housing communities from a third party. Midwest I is owned approximately 89% by GE Healthcare and 11% by the Company. The Company contributed $2.7 million for its approximate 11% interest in Midwest I. Midwest I paid approximately $46.9 million for the five communities. The five communities comprise 293 assisted living units with a resident capacity of 389. Effective as of February 1, 2006, Midwest I acquired four of the five communities and on March 31, 2006, Midwest I closed on the fifth community. The Company manages the five acquired communities under long-term management agreements with Midwest I. The Company accounts for its investment in Midwest I under the equity method of accounting and the Company recognized a loss in the equity of Midwest I of $9,000 for fiscal 2006.

Midwest II Transaction

In August 2006, the Company announced the formation of Midwest II, a joint venture with GE Healthcare, to acquire three senior housing communities from a third party. Midwest II is owned approximately 85% by GE Healthcare and 15% by the Company. The Company contributed $1.3 million for its interest in Midwest II. Midwest II paid approximately $38.2 million for the three communities. The three communities comprise 300 assisted living and memory care units with a resident capacity of 319. On August 11, 2006, Midwest II acquired the three senior living communities. The Company manages the three acquired communities under long-term management agreements with Midwest II. The Company accounts for its investment in Midwest II under the equity method of accounting and the Company recognized a loss in the equity of Midwest II of $0.1 million for fiscal 2006.

Triad I Transaction

Effective as of November 30, 2004, the Company acquired Lehman’s approximate 81% limited partnership interest in Triad Senior Living I, LP (“Triad I”) for $4.0 million in cash and the issuance of a note with a net present value of $2.8 million. The Lehman note bears no interest and is deemed to be paid in full under any of the following three conditions: 1) the Company makes a payment of $3.5 million before November 29, 2008; 2) the Company makes a payment of $4.3 million before November 29, 2009; or 3) the Company makes a payment of $5.0 million on November 29, 2009. The Company expects to repay the note on or before November 29, 2008 and therefore recorded the note at $2.8 million (face amount $3.5 million discounted at 5.7%). In addition, the Company acquired the general partner’s interest in Triad I by assuming a $3.6 million note payable from the general partner to a subsidiary of the Company. The acquisition was recorded as a purchase of property. The entire purchase price of $10.4 million was recorded as a step-up in basis of the property as Triad I had been previously consolidated under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities”, an interpretation of ARB No. 51, revised December 2003, (“FIN 46”), as of December 31, 2003. These transactions resulted in the Company wholly owning Triad I. Triad I owned five senior living communities and two expansions. The two expansions were subsequently transferred to a subsidiary of the Company in order for the two expansions to be consolidated with their primary community.

In 2003, FASB issued FIN 46, effective immediately for variable interest entities created after January 31, 2003 and effective as of December 31, 2003, for variable interest entities that existed prior to February 1, 2003. The Company adopted the provisions of FIN 46, as of December 31, 2003, which resulted in the Company consolidating Triad I’s financial position as of December 31, 2003 and consolidating Triad I’s results of operations beginning January 1, 2004.

CGIM Transaction

Effective August 18, 2004, the Company acquired from Covenant all of the outstanding stock of Covenant’s wholly owned subsidiary, CGIM. The Company paid approximately $2.3 million in cash (including closing costs of approximately $0.1 million) and issued a non-interest bearing note with a fair value of approximately $1.1 million (face amount $1.4 million discounted at 5.7%), subject to various adjustments set forth in the purchase agreement, to acquire all of the outstanding stock of CGIM. The note is due in three installments of approximately $0.3 million, $0.4 million and $0.7 million due on the first, third and fifth anniversaries of the closing, respectively, subject to reduction if the management fees earned from the third party owned communities with various terms are terminated and not replaced by substitute agreements during the period, and certain other adjustments. This acquisition resulted in the Company assuming the management contracts on 14 senior living communities with a combined resident capacity of approximately 1,800 residents. The acquisition was accounted for as a purchase and the entire purchase price of $3.5 million was allocated to management contract rights. The Company’s first installment payment under the Covenant note was reduced by $0.2 million under the terms of the stock purchase agreement and the $0.2 million installment reduction was recorded as an adjustment to the purchase price. HCPI acquired six of the seven communities that were previously owned by Covenant, during fiscal 2006 and the Company leased the six communities from HCPI under a ten year master lease agreement. In June 2006, the Company acquired the other community that was owned by Covenant, Meadow View and classified the community as held for sale at June 30, 2006 and estimated at that time that the community had an aggregate fair value, net of costs of disposal, of $2.4 million. In July 2006, the Company sold Meadow View to an unrelated third party for $2.6 million resulting in net proceeds to the Company of approximately $2.4 million.

SHPII/CSL and SHPII Transactions

Effective as of November 30, 2004, the Company acquired Lehman’s approximate 81% interest in the Spring Meadows Communities and simultaneously sold the Spring Meadows Communities to SHPII/CSL, which is owned 95% by SHPII and 5% by the Company. As a result of these transactions, the Company paid $1.1 million for Lehman’s interest in the joint ventures, received net current assets of $0.9 million and wrote-off the remainder totaling $0.2 million. In addition, the Company contributed $1.3 million to SHPII/CSL for its 5% interest. The Company manages the communities for SHPII/CSL under long-term management contracts.

Prior to SHPII/CSL’s acquisition of the Spring Meadows Communities, the Company, in December 2002, acquired from affiliates of LCOR Incorporated (“LCOR”) its approximate 19% member interests in the four joint ventures, that owned the Spring Meadows Communities as well as loans made by LCOR to the joint ventures for $0.9 million in addition to funding $0.4 million to the venture for working capital and anticipated negative cash requirements of the communities. The Company’s interests in the joint ventures that owned the Spring Meadows Communities included interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. The Company accounted for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the joint venture agreements. The Company managed the Spring Meadows Communities since the opening of each community in late 2000 and early 2001 and continued to manage the communities under long-term management contracts until November 2004 when the joint ventures were sold. In addition, the Company received an asset management fee relating to each of the four communities. The Company had the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest. No amounts were funded by the Company under this obligation.

From September 2003 to December 2006, the Company managed the Atrium of Carmichael for SHPII under a long-term management contract. In December 2006, SHPII sold the Atrium of Carmichael to HCPI and the Company subsequently leased the community from HCPI in a transaction valued at approximately $18.0 million.

BRE/CSL Transactions

The Company formed BRE/CSL with Blackstone in December 2001, and the joint ventures are owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint ventures, each of the Company and Blackstone must approve any acquisitions made by BRE/CSL. Each party must also contribute its pro rata portion of the costs of any acquisition.

BRE/CSL owned six communities and the Company managed the six communities under long-term management contracts. The Company accounted for the BRE/CSL investment under the equity method of accounting.

Effective September 30, 2005, the six BRE/CSL communities were sold to Ventas for approximately $84.6 million and the Company subsequently leased the six communities from Ventas. The Company had guaranteed 25%, or $1.9 million of the debt on one community owned by BRE/CSL. The Company made this guarantee to induce Bank One to allow the debt to be assumed by BRE/CSL. The Company estimated the carrying value of its obligation under this guarantee as nominal. The debt on this community was repaid upon the sale of the six BRE/CSL communities to Ventas and as a result the Company was released from this debt guarantee.

Community Refinancing

On June 9, 2006, the Company refinanced $110.0 million of mortgage debt on 15 senior living communities with Freddie Mac. As part of the refinancing, the Company repaid approximately $14.8 million of mortgage debt on the 15 communities. The new mortgage loans have a ten year term with interest rates fixed at 6.29% for the first nine years and with principal amortized over a 25 year term. At the beginning of the tenth year, the loans will convert to a floating interest rate to provide flexibility regarding financing alternatives. Each of the loans are cross-collateralized and cross-defaulted with release provisions. The Company incurred $1.9 million in deferred financing costs related to these loans, which is being amortized over ten years. In addition, the Company wrote-off $0.8 million in deferred loan costs on the loans refinanced and paid $0.2 million in loan exit fees to the prior lender. The loan exit fees are a component of the write-off of deferred loan costs in the accompanying statement of operations.

On June 20, 2006, the Company refinanced $33.0 million of mortgage debt on four senior living communities with Capmark. The new mortgage loans have a three year term plus options for two one year extensions at the Company’s option with variable interest rates tied to the 30-day London Interbank Offered Rate (“LIBOR”) plus a spread of 260 basis points. Principal is being amortized over a 25 year term. The Company has an interest rate cap in place thru January 2008, which limits the maximum rate on these loans to approximately 7.60%. Each of the loans are cross-collateralized and cross-defaulted with release provisions. The Company incurred $0.5 million in deferred financing costs related to these loans, which is being amortized over three years. In addition, the Company wrote-off $14,000 in deferred loan costs on the loans refinanced and paid $0.5 million in loan exit fees to the prior lender. The loan exit fees are a component of the write-off of deferred loan costs in the accompanying statement of operations.

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

Recent Events

During the first quarter of fiscal 2007, the Company paid $5.0 million to KeyBank National Association (“KeyBank”) to retire the debt owed to KeyBank. This repayment is expected to save the Company approximately $0.3 million in interest expense in fiscal 2007.

In March 2007, the Company executed a term sheet to refinance the debt on one of its senior living communities with Freddie Mac. The loan facility will be for $9.5 million with a term of ten years with a one year extension available at the Company’s options. The interest rate will be fixed at 125 basis points over the ten-year treasury for the first ten-years. The loan facility will require interest only payments in the first two years with principal amortized thereafter over a 25 year term.

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

Revenues from the Medicare and Medicaid programs accounted for approximately 6%, 7% and 8% of the Company’s revenue in fiscal 2006, 2005 and 2004, respectively. Seven communities are providers of services under Medicaid programs. Accordingly, the communities are entitled to reimbursement under the foregoing program at established rates that are lower than private pay rates. Patient service revenue for Medicaid patients is recorded at the reimbursement rates as the rates are set prospectively by the state upon the filing of an annual cost report. Two communities are providers of services under the Medicare program and are entitled to payment under the foregoing programs in amounts determined based rates established by the federal government.

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

Management services revenue is recognized when earned. Management services revenue relates to providing certain management and administrative support services under management contracts, which have terms expiring through 2014. The Company’s management contracts include contingent management services revenue, usually based on exceeding certain gross revenue targets. These contingent revenues are recognized based on actual results according to the calculations specified in the various management agreements.

Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements.

Investments in Joint Ventures

The Company accounts for its investments in joint ventures under the equity method of accounting. The Company is the general partner in two partnerships and owns member interests in a third joint venture. The Company has not consolidated these joint venture interests because the Company has concluded that the limited partners or the other members of each joint venture has substantive kick-out rights or substantive participating rights as defined in EITF Issue 04-05 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” (“EITF 04-05”) Under the equity method of accounting, the Company records its investments in joint ventures at cost and adjusts such investments for its share of earnings and losses of the joint venture.

Assets Held for Sale

The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The Company has four parcels of land held for sale at December 31, 2006. The fair value of these properties is generally determined based on market rates, industry trends and recent comparable sales transactions. The actual sales price of these assets could differ significantly from the Company’s estimates.

The Company estimates the four parcels of land that were held for sale at December 31, 2006, have an aggregate fair value, net of costs of disposal, that exceeds the carrying value of $2.0 million. The amounts the Company will ultimately realize could differ materially from this estimate.

Lease Accounting

The Company determines whether to account for its leases as either operating, capital or financing leases depending on the underlying terms of the lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of December 31, 2006, the Company leased 23 communities and classified each of the leases as an operating lease. The Company incurs lease acquisition costs and amortizes these costs over the term of the lease agreement. Facility lease expense in the Company’s statement of operations includes the actual rent paid plus amortization expense relating to leasehold acquisition costs.

Certain leases entered into by the Company qualified as sale/leaseback transactions under the provisions of FAS 98 and as such any related gains have been deferred and are being amortized over the lease term. The amortization of the deferred gains is included in gain on sale of assets in the statement of operations.

Long-Lived Assets

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives are 10 to 40 years for buildings and building improvements, 3 to 10 years for leasehold improvements, 5 to 20 years for land improvements and 5 to 10 years for furniture, equipment and automobiles.

At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers internal factors such as net operating losses along with external factors relating to each asset, including contract changes, local market developments, and other publicly available information. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount the carrying value exceeds the fair market value, generally based on discounted cash flows, of the long-lived asset. The Company analyzed certain long-lived assets with operating losses, under the undiscounted cash flow method, for impairment. The Company does not believe there are any indicators that would require, and the cash flow analysis did not require, an adjustment to the carrying value of the property and equipment or their remaining useful lives as of December 31, 2006 and 2005.

Income Taxes

The Company accounts for income taxes under the provision of SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. The Company currently has a cumulative three year loss and therefore has evaluated various tax planning strategies that it believes are both prudent and feasible, including various strategies to utilize net built-in gains on the Company’s appreciated assets. The Company believes that based upon these tax planning strategies, it will be able to realize the deferred tax asset.

Recently Issued Accounting Standards

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). In July 2006, FASB issued FIN 48, which became effective for the Company on January 1, 2007. This standard clarifies the accounting for income tax benefits that are uncertain in nature. Under FIN 48, a company will recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. This accounting standard also provides guidance on thresholds, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. Under the transition guidance for implementing FIN 48, any required cumulative-effect adjustment will be recorded to retained earnings as of January 1, 2007. The Company does not expect that implementation of FIN 48 will have a material effect on its results of operations or financial position.

FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). In September 2006, FASB issued FAS 157, which will become effective for the Company on January 1, 2008. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. The impact, if any, to the Company from the adoption of FAS 157 in 2008 will depend on the Company’s assets and liabilities at that time they are required to be measured at fair value.

In September 2006, the SEC staff also issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). While not an official rule or interpretation of the SEC, SAB 108 was issued to address the diversity in practice in quantifying misstatements from prior years and assessing their effect on current year financial statements. The implementation of SAB 108 did not have a material effect on the Company’s results of operations or financial position.

In June 2005, FASB issued EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF 04-5 provides guidance in determining whether a general partner controls a limited partnership that is not a VIE and thus should consolidate the limited partnership. The effective date of EITF 04-05 was June 29, 2005 for all new limited partnerships and existing limited partnerships for which the partnership agreements are modified and no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 for all other limited partnerships. The Company adopted EITF 04-05 effective January 1, 2006, and its adoption did not have a material affect on the Company’s financial position or results of operations.

Results of Operations

The following tables set forth, for the periods indicated, selected historical consolidated statements of income data in thousands of dollars and expressed as a percentage of total revenues.

	Year Ended December 31,
	2006		2005		2004
	$	%	$	%	$	%

Revenues:
Resident and healthcare revenue	$139,456	87.7%	$101,770	80.5%	$90,544	83.1%
Unaffiliated management services revenue	994	0.6%	1,626	1.3%	726	0.7%
Affiliated management services revenue	1,767	1.1%	1,834	1.5%	1,992	1.8%
Community reimbursement income	16,853	10.6%	21,174	16.8%	15,673	14.4%

Total revenues	159,070	100.0%	126,404	100.0%	108,935	100.0%
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization shown below)	89,184	56.1%	68,888	54.5%	64,916	59.6%
General and administrative expenses	11,420	7.2%	9,761	7.7%	9,408	8.6%
Facility lease expense	16,610	10.4%	2,070	1.6%	—	—%
Provision for bad debts	121	0.1%	258	0.2%	198	0.2%
Stock-based compensation	870	0.5%	245	0.2%	—	—%
Depreciation and amortization	12,345	7.8%	13,046	10.3%	12,009	11.0%
Community reimbursement expense	16,853	10.6%	21,174	16.8%	15,673	14.4%

Total expenses	147,403	92.7%	115,442	91.3%	102,204	93.8%

Income from operations	11,667	7.3%	10,962	8.7%	6,731	6.2%
Other income (expense):
Interest income	843	0.5%	133	0.1%	572	0.5%
Interest expense	(16,610)	(10.4)%	(18,595)	(14.7)%	(15,769)	(14.5)%
Gain (loss) on sale of properties	2,495	1.6%	104	0.1%	(37)	(0.0)%
Debt restructuring/derivative costs:
Write-off of deferred loan cost	(1,867)	(1.2)%	(25)	(0.0)%	(824)	(0.8)%
Gain on interest rate swap agreement	—	—%	—	—%	1,435	1.3%
Loss on interest rate lock agreement	—	—%	(641)	(0.5)%	(1,356)	(1.2)%
Other (expense) income	(37)	0.0%	416	0.3%	182	0.2%

Loss before income taxes and minority interest in consolidated partnership	(3,509)	(2.2)%	(7,646)	(6.0)%	(9,066)	(8.3)%
Benefit for income taxes	909	0.6%	2,273	1.8%	2,270	(2.1)%

Loss before minority interest in consolidated partnership	(2,600)	(1.6)%	(5,373)	(4.3)%	(6,796)	(6.2)%
Minority interest in consolidated partnership	—	—%	19	0.0%	38	0.0%

Net loss	$(2,600)	(1.6)%	$(5,354)	(4.2)%	$(6,758)	(6.2)%

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Revenues.

Total revenues were $159.1 million for the year ended December 31, 2006 compared to $126.4 million for the year ended December 31, 2005, representing an increase of approximately $32.7 million or 25.8%. This increase in revenue is primarily the result of a $37.7 million increase in resident and healthcare revenue offset by a decrease in unaffiliated management services revenue of $0.6 million, a decrease in affiliated management services revenue of $0.1 million and a decrease in community reimbursement revenue of $4.3 million.

•	Resident and healthcare revenue increased 37.0% as the result of an increase of $16.5 million from the consolidation of the six communities previously owned by BRE/CSL that were sold to Ventas and leased back by the Company on September 30, 2005, an increase of $3.3 million from the consolidation of Georgetowne Place which the Company leased from Ventas on October 18, 2005, an increase of $7.0 million from the consolidation of the Covenant communities which the Company leased from HCPI on May 31, 2006, an increase of $2.7 million from the consolidation of Rose Arbor which was leased from Ventas on June 8, 2006, an increase of $1.0 million from the lease of the Hunt Communities, which the Company leased from HCPI on December 1, 2006, an increase of $0.2 million from the lease of the Atrium of Carmichael, which the Company leased from HCPI on December 14, 2006, along with an increase in resident and healthcare revenue at the Company’s other communities of $7.0 million as a result of higher occupancy and rental rates in the current fiscal year.

•	Unaffiliated management services revenue decreased 38.9% in fiscal 2006 compared to the prior year primarily from the expiration of third party management agreements and the sale of the seven communities previously owned by Covenant and managed by the Company, six of which the Company now leases from HCPI.

•	Affiliated management services revenue decreased 3.7% in fiscal 2006 compared to the prior year primarily from the sale of the six communities owned by BRE/CSL and managed by the Company to Ventas, partially offset by management fees earned on the eight Midwest I and Midwest II communities.

•	Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements.

Expenses.

Total expenses were $147.4 million in fiscal 2006 compared to $115.4 million in fiscal 2005, representing an increase of $32.0 million or 27.7%. This increase is primarily the result of a $20.3 million increase in operating expenses, a $1.6 million increase in general and administrative expenses, a $14.5 million increase in facility lease expense, a $0.6 million increase in stock-based compensation offset by a decrease of $0.1 million in bad debt expense, a $0.7 million decrease in depreciation and amortization expense and a decrease in community reimbursement expense of $4.3 million.

•	Operating expenses increased 29.5% primarily due to an increase of $10.1 million from the consolidation of the six communities previously owned by BRE/CSL, an increase of $1.9 million from the consolidation of Georgetowne Place, an increase of $4.4 million from the consolidation of the Covenant communities, an increase of $1.8 million from the consolidation of Rose Arbor, an increase of $0.7 million from the lease of the Hunt Communities, an increase of $0.1 million from the lease of the Atrium of Carmichael and an increase in operating expenses at the Company’s other communities of $1.3 million.

•	General and administrative expenses increased 17.0% primarily due to an increase in administrative labor costs of $0.5 million, an increase in professional fees of $0.8 million, an increase in insurance costs of $0.1 million and an increase in other overhead costs of $0.2 million.

•	Facility lease expenses increased $14.5 million in fiscal 2006 primarily due to 23 senior living communities leased in fiscal 2006 compared to seven senior living communities leased in fiscal 2005.

•	Bad debt expense decreased to $0.1 million in fiscal 2006 compared to $0.3 million in fiscal 2005.

•	Stock-based compensation increased $0.6 million in fiscal 2006 as a result of a full year of stock-based compensation expense being recognized in fiscal 2006 compared to stock-based compensation expense recognition for six months in fiscal 2005. Effective July 1, 2005, the Company early adopted Statement of Financial Accounting Standards No. 123 (revised) “Share Based Payments” (“FAS 123R”), using the modified prospective method, which requires all share based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.

•	Depreciation and amortization expense decreased 5.4% primarily as a result of the sale/leaseback of four communities previously owned by the Company.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures.

Other income and expense.

•	Interest income increased $0.7 million in fiscal 2006 compared to fiscal 2005. This increase primarily results from the investment of cash balances and interest earned on security deposits with Ventas and HCPI.

•	Interest expense decreased $2.0 million to $16.6 million in fiscal 2006 compared to $18.6 million in 2005. This decrease in interest expense primarily results from lower debt outstanding during fiscal 2006 compared to fiscal 2005 primarily resulting from property sales, along with a lower average interest rate in the current fiscal year compared to the prior year as a result of the Company’s debt refinancings.

•	Gain on sale of assets in fiscal 2006 represents the recognition of deferred gains associated with the sale/leaseback of four communities of $2.4 million along with the recognition of a gain of $0.1 million related to the sale of a portion of the Company’s interest rate cap. As of December 31, 2006, the Company had deferred gains of $29.3 million that are being recognized into income over their respective initial lease terms.

•	During fiscal 2006, the Company wrote-off deferred loan costs of $1.6 million associated with the refinancing of the mortgage debt related to 19 of the Company’s communities and $0.3 million as a result of the sale of three communities to HCPI and one community to Ventas.

•	During fiscal 2005, the Company recognized a loss of $0.6 million as a result of the change in fair value of its treasury lock agreements.

•	Other income/expense in fiscal 2006 and 2005 relates to the Company’s equity in the earnings/losses of affiliates, which represents the Company’s share of the earnings/losses on its investments in SHPII/CSL, Midwest, Midwest II and BRE/CSL.

Benefit for income taxes.

Benefit for income taxes in fiscal 2006 was $0.9 million or 25.9% of income before taxes compared to $2.3 million, or 29.8% of income before taxes, in fiscal 2005. The effective tax rates for 2006 and 2005 differ from the statutory tax rates because of state income taxes and permanent tax differences. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. At December 31, 2006 no valuation allowance was considered necessary based on this evaluation.

Net loss.

As a result of the foregoing factors, the Company reported a net loss of $2.6 million for fiscal 2006 compared to a net loss of $5.4 million for fiscal 2005.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Revenues.

Total revenues increased $17.5 million or 16.0% to $126.4 million in 2005 compared to $108.9 million in 2004. This increase in revenues primarily results from an increase in resident and healthcare revenue of $11.2 million, an increase in unaffiliated management services revenue of $0.9 million and an increase in community reimbursement revenue of $5.5 million offset by a decrease in affiliated management services revenue of $0.2 million.

•	Resident and health care revenue increased $11.2 million or 12.4% to $101.8 million in 2005 compared to $90.5 million in the prior year. The increase in resident and healthcare revenue reflects an increase of $5.4 million from the consolidation of the six communities, previously owned by BRE/CSL, that were sold to Ventas and leased back by the Company on September 30, 2005, $0.8 million from the consolidation of Georgetowne Place which the Company leased from Ventas on October 19, 2005 and an increase resident and healthcare revenue at the Company’s other communities of $5.0 million as a result of higher occupancy and rental rates in the current fiscal year.

•	Unaffiliated management services revenue increased $0.9 million in fiscal 2005 primarily due to management fees earned on 15 third party senior living communities compared to management fees earned on the same 15 senior living communities in fiscal 2004, 14 of which were assumed on August 18, 2004 as a result of the Company’s acquisition of CGIM.

•	Affiliated management services revenue in both fiscal 2005 and 2004 results from the management of 10 affiliate owned communities, six of which were sold to Ventas and leased back by the Company on September 30, 2005.

•	Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements.

Expenses.

Total expenses increased $13.2 million or 13.0% to $115.4 million in 2005 compared to $102.2 million in 2004. This increase in expense primarily results from a $3.9 million increase in operating expenses, a $0.4 million increase in general and administrative expenses, a $2.1 million increase in facility lease expenses, a $0.2 million increase in stock-based compensation expense, a $0.1 million increase in bad debt expenses, a $5.5 million increase in community reimbursement expenses and a $1.0 million increase in depreciation and amortization expense.

•	Operating expenses increased to $68.9 million compared to $64.9 million in the prior year. This 6.1% increase in operating expenses primarily results from $3.4 million in operating expenses related to the six communities leased from Ventas, $0.6 million in operating expenses from the operations of Georgetowne Place, $0.3 million in costs associated with hurricane damage at two of the Company’s communities offset by an overall decrease in operating expenses at the Company’s other communities of $0.4 million.

•	General and administrative expenses increased to $9.8 million in 2005 compared to $9.4 million in the prior year. This 4.1% increase in general and administrative expenses primarily results from a $0.6 million increase in employee compensation and benefit costs and an increase of $0.2 million in insurance costs offset by a decrease in professional fees of $0.3 million and a decrease in other corporate overhead costs of $0.1 million.

•	Stock-based compensation reflects the adoption of FAS 123R by the Company on July 1, 2005.

•	Bad debt expense increased to $0.3 million in fiscal 2005 compared to $0.2 million in fiscal 2004.

•	Facility lease expense represents actual rent paid plus amortization expense relating to lease acquisition cost on the seven communities leased from Ventas.

•	Depreciation and amortization expense increased to $13.0 million in 2005 compared to $12.0 million in 2004, primarily from the amortization of the CGIM management contracts and additional depreciation expense resulting from the Company’s acquisition of Triad I.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures.

Other income and expenses.

•	Interest income decreased $0.5 million to $0.1 million in fiscal 2005 compared to $0.6 million in fiscal 2004. This 76.7% decrease in interest income primarily results from the consolidation of Triad I. Prior to consolidating Triad I, the Company recognized interest income on certain notes receivable from Triad I.

•	Interest expense increased $2.8 million to $18.6 million in 2005 compared to $15.8 million in 2004. This 17.9% increase in interest expense is primarily the result of higher interest rates on the Company’s variable rate notes in fiscal 2005.

•	Gain on sale of assets in fiscal 2005 represents the recognition of deferred gains associated with the sale/leaseback of the six BRE/CSL communities. As a result of this sale/leaseback transaction, the Company deferred $4.2 million in gains that are being recognized into income over the initial 10-year lease term. In fiscal 2004, the Company sold one parcel of land, which resulted in the recognition of a gain of $0.2 million and net proceeds of $0.5 million. In addition, in 2004, the Company acquired the four joint ventures that owned the Spring Meadows Communities and simultaneously sold the Spring Meadows Communities to SHPII/CSL resulting in a net loss of $0.2 million and net proceeds to the Company of $0.8 million.

•	The Company recognized a loss of $0.6 million during fiscal 2005 relating to the interest rate lock agreements. The loss represents the change in the fair value of the interest rate lock agreements. As a result of refinancing certain debt related to the Company’s interest rate lock agreements with KeyBank and settling the Company’s swap agreements with KeyBank, during fiscal 2004, the Company recognized a loss on the interest rate lock agreements of $1.4 million and a gain on the interest rate swap agreements of $1.4 million. Subsequent to the end of fiscal 2005, the Company settled its interest rate lock liability with KeyBank by paying $1.8 million in cash and converting the remaining balance of $5.7 million to a five-year note. The note bears interest at LIBOR plus 250 basis points with principal amortized on a straight-line basis over a seven-year term.

•	Due to refinancing certain debt during fiscal 2005 and 2004, the Company wrote-off unamortized deferred loan cost of $25,000 and $0.8 million, respectively.

•	Other income in fiscal 2005 relates to the Company’s equity in the earnings/losses of affiliates, which represents the Company’s share of the earnings/losses on its investments in BRE/CSL and SHPII/CSL. Equity in the earnings of affiliates in fiscal 2004 represents the Company’s share of the earnings/losses on its investments in BRE/CSL, SHPII/CSL and the Spring Meadows Communities.

Provision for income taxes.

Benefit for income taxes in 2005 was $2.3 million, or 29.8% effective tax rate, compared to a provision for income taxes in 2004 of $2.3 million, or 25.1% effective tax rate. The effective tax rates for 2005 and 2004 differ from the statutory tax rates because of state income taxes and permanent tax differences. The permanent tax differences in fiscal 2004 include $2.7 million in net losses incurred by Triad I, which was consolidated under the provisions of FIN 46 for the first eleven months of fiscal 2004 prior to the Company’s acquisition of Triad I on November 30, 2004.

Minority interest.

Minority interest for both 2005 and 2004 represents the minority holders’ share of the losses incurred by HCP.

Net income.

As a result of the foregoing factors, net loss decreased $1.4 million to a net loss of $5.4 million for 2005, as compared to a net loss of $6.8 million for 2004.

Quarterly Results

The following table presents certain unaudited quarterly financial information for each of the four quarters ended December 31, 2006 and 2005. This information has been prepared on the same basis as the audited Consolidated Financial Statements of the Company appearing elsewhere in this report and include, in the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the audited Consolidated Financial Statements of the Company and the related notes thereto.

	2006 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Total revenues(1)	$36,557	$37,722	$41,821	$42,970
Income from operations	3,453	2,027	2,481	3,706
Net (loss) income	(999)	(2,486)	69	816
Net (loss) income per share, basic	$(0.04)	$(0.10)	$0.00	$0.03
Net (loss) income per share, diluted	$(0.04)	$(0.10)	$0.00	$0.03
Weighted average shares outstanding, basic	25,940	25,964	26,023	26,127
Weighted average shares outstanding, fully diluted	25,940	25,964	26,470	26,559

	2005 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Total revenues(2)	$29,006	$30,132	$32,236	$35,030
Income from operations	2,655	2,613	2,969	2,725
Net loss	(758)	(2,181)	(588)	(1,827)
Net loss per share, basic	$(0.03)	$(0.08)	$(0.02)	$(0.07)
Net loss per share, diluted	$(0.03)	$(0.08)	$(0.02)	$(0.07)
Weighted average shares outstanding, basic	25,754	25,776	25,858	25,917
Weighted average shares outstanding, fully diluted	25,754	25,776	25,858	25,917

(1)	Total revenues differ from the amounts reported in Form 10-Q’s for fiscal 2006 as a result of the inclusion of community reimbursement income of $4,442, $3,777, $4,732 and $3,902 in the first, second, third and fourth quarters of fiscal 2006, respectively. Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements.

(2)	Total revenues differ from the amounts reported for each of the four quarter of fiscal 2005 as a result of the inclusion of community reimbursement income of $4,768, $5,696, $7,152 and $3,558 in the first, second, third and fourth quarters of fiscal 2005, respectively.

Liquidity and Capital Resources

In addition to approximately $25.6 million of cash balances on hand as of December 31, 2006, the Company’s principal sources of liquidity are expected to be cash flows from operations, proceeds from the sale of assets, cash flows from SHPII/CSL, Midwest I and Midwest II and/or additional refinancing. The Company expects its available cash and cash flows from operations, proceeds from the sale of assets, and cash flows from SHPII/CSL, Midwest I and Midwest II to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures, lease and sale/leaseback transactions and the debt and/or equity markets. The Company from time to time considers and evaluates transactions related to its portfolio including refinancings, purchases and sales, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

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

The Company had net cash used in operating activities of $4.6 million in fiscal 2006 compared to net cash provided by operating activities of $2.2 million and $4.3 million in fiscal 2005 and 2004, respectively. In fiscal 2006, net cash used in operating activities was primarily derived from a net loss of $2.6 million, an increase in accounts receivable of $1.7 million, an increase in property and tax deposits of $1.4 million, an increase in prepaid and other expenses of $0.8 million, an increase in other assets of $7.8 million, offset by net noncash charges of $6.5 million, an increase in accounts payable and accrued expenses of $1.8 million and a decrease in federal and state income taxes receivable of $1.4 million. In fiscal 2005, net cash provided by operating activities was primarily derived from net non-cash charges of $12.7 million, a decrease in federal and state income tax receivable of $0.7 million, an increase in accounts payable and accrued expenses of $3.1 million and an increase in customer deposit of $0.5 million offset by a net loss of $5.4 million, an increase in property tax and insurance deposits of $2.3 million, an increase in other assets of $7.1 million. In fiscal 2004, net cash provided by operating activities was primarily derived from net non-cash charges of $13.6 million, a decrease in prepaid and other expenses of $0.3 million, a decrease in other assets of $0.5 million, a increase in accounts payable and accrued expenses of $0.3 million and a decrease in customer deposit of $0.1 million offset by a net loss of $6.8 million, an increase in accounts receivable of $1.5 million, an increase in property tax and insurance deposits of $0.9 million and an increase in income taxes receivable of $1.4 million.

The Company had net cash provided by investing activities of $30.0 million and $3.1 million in fiscal 2006 and 2005, respectively compared to net cash used in investing activities of $7.6 million in fiscal 2004. In fiscal 2006, net cash provided by investing activities primarily results from net proceeds from the sale of assets of $40.5 million offset by capital expenditures of $6.7 million and investments in limited partnerships of $3.9 million. In fiscal 2005, the Company had net cash provided by investing activities primarily resulting from distributions from limited partnerships of $6.4 million offset by capital expenditures of $3.2 million. In fiscal 2004, the Company’s net cash used in investing activities was primarily the result of capital expenditures of $2.4 million, net cash paid for the acquisition of Triad I of $4.0 million, net cash paid for the acquisition of CGIM of $2.3 million and advances to affiliates of $0.4 million offset by net cash acquired from the acquisition of the four Spring Meadows joint ventures of $0.8 million, proceeds from the sale of one parcel of land of $0.5 million, net of selling costs and distributions from limited partnerships of $0.1 million.

The Company had net cash used in financing activities of $21.6 million and $3.0 million in fiscal 2006 and 2005, respectively compared to net cash provided by financing activities of $16.3 million in fiscal 2004. For fiscal 2006, net cash used in financing activities was primarily derived from net repayments of notes payable of $18.2 million, cash paid to settle interest rate lock agreements of $1.8 million and deferred financing charges paid in connection with the refinancing of 19 communities of $3.1 million offset by the release of restricted cash of $1.0 million, proceeds from the exercise of stock options of $0.4 million and excess tax benefits on stock options exercised of $0.2 million. In fiscal 2005, net cash used in financing activities primarily results from net payments on notes payable of $1.3 million, cash restricted under certain debt agreements of $1.0 million, distributions to minority partners of $0.2 million and deferred loan cost paid of $1.5 million offset by proceeds from the exercise of stock options of $0.7 million and excess tax benefits on stock options exercised of $0.3 million. In fiscal 2004, net cash provided by financing activities was primarily derived from proceeds from the Company’s common stock offering of $32.2 million, proceeds from the exercise of stock options of $0.4 million, the release of restricted cash of $7.2 million offset by net note repayments of $21.8 million, cash paid to settle interest rate swap agreements of $0.5 million and deferred financing charges paid of $1.1 million.

The Company derives the benefits and bears the risks related to the communities it owns. The cash flows and profitability of owned communities depends on the operating results of such communities and are subject to certain risks of ownership, including the need for capital expenditures, financing and other risks such as those relating to environmental matters.

Ventas Transactions

Effective as of June 30, 2005, BRE/CSL entered into the Ventas Purchase Agreement with Ventas to sell the six communities owned by BRE/CSL to Ventas for approximately $84.6 million. In addition, Ventas and the Company entered into the Ventas Lease Agreements whereby the Company agreed to lease the six communities from Ventas. Effective as of September 30, 2005, Ventas completed the purchase of the six communities from BRE/CSL and the Company began consolidating the operations of the six communities in its consolidated statement of operations under the terms of the Ventas Lease Agreements. The Ventas Lease Agreements each have an initial term of ten years, with two five-year renewal extensions available at the Company’s option. The initial lease rate under each of the Ventas Lease Agreements was 8% and is subject to certain conditional escalation clauses. The Company incurred $1.3 million in lease acquisition costs related to the Ventas Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10 year lease terms and are included in facility lease expense in the Company’s statement of operations. The Company accounts for the Ventas Lease Agreements as operating leases. The sale of the six communities from BRE/CSL to Ventas resulted in the Company receiving cash proceeds of $6.1 million and recording a gain of approximately $4.2 million, which has been deferred and is being recognized in the Company’s statement of operations over the initial 10 year lease term.

On October 18, 2005, the Company entered into an agreement with Ventas to lease Georgetowne Place which Ventas acquired from a third party for approximately $19.5 million. Georgetowne Place is a 162-unit senior living community with a capacity of 247 residents. This lease has an initial term of ten years, with two five-year renewal extensions available at the Company’s option. The initial lease rate was 8% and is subject to conditional escalation provisions. The Company incurred $0.2 million in lease acquisition costs related to this lease. These deferred lease acquisition costs are being amortized over the initial 10 year lease term and are included in facility lease expense in the Company’s statement of operations. The Company accounts for this lease as an operating lease.

On March 31, 2006, the Company sold Towne Centre to Ventas in a sale/leaseback transaction valued at $29.0 million. This lease was effective as of April 1, 2006 and has an initial term of nine and one-half years, with two five-year renewal extensions available at the Company’s option. The initial lease rate was 8% and is subject to certain conditional escalation clauses. The Company incurred $0.1 million in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of operations. The Company accounts for this lease as an operating lease. As a result of this sale/leaseback transaction the Company received cash proceeds of approximately $12.7 million, net of closing costs, retired debt of approximately $16.2 million and recorded a gain of approximately $14.3 million, which has been deferred and is being recognized in the Company’s statement of operations over the initial lease term.

On June 8, 2006 the Company entered into an agreement with Ventas to lease Rose Arbor which Ventas acquired from a third party for approximately $19.1 million. Rose Arbor is a 137-unit senior living community with a capacity of 179 residents. This lease has an initial term of approximately nine and one-half years, with two five-year renewal extensions available at the Company’s option. The initial lease rate was 8% and is subject to conditional escalation provisions. The Company incurred $0.4 million in lease acquisition costs related to this lease. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of operations. The Company accounts for this lease as an operating lease.

HCPI Transactions

Effective as of May 1, 2006, the Company sold three of its communities, Crosswood Oaks, Tesson Heights and Veranda Club to HCPI in sale/leaseback transactions valued at approximately $54.0 million. These leases were effective as of May 1, 2006 and have an initial term of ten years, with two ten-year renewal extensions available at the Company’s option. The initial lease rates were 8% and are subject to certain conditional escalation clauses. The Company incurred $0.2 million in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease terms and are included in facility lease expense in the Company’s statement of operations. The Company accounts for these leases as operating leases. As a result of these sale/leaseback transactions, the Company received cash proceeds of approximately $23.0 million, net of closing costs, retired debt of approximately $29.3 million and recorded a gain of approximately $12.8 million, which has been deferred and is being recognized in the Company’s statement of operations over the initial lease terms.

Effective May 31, 2006, HCPI acquired six senior living communities previously owned by Covenant for $43.0 million and leased the six senior living communities to the Company. This six-property lease was effective as of May 31, 2006 and has an initial term of ten years, with two ten-year renewal extensions available at the Company’s option. The initial lease rate was 8% and is subject to certain conditional escalation clauses. The Company incurred $0.2 million in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of operations. The Company accounts for this lease as an operating lease. As a result of this lease transaction, the Company received cash proceeds of approximately $3.3 million and recorded deferred rent of approximately $0.6 million, which is being recognized in the Company’s statement of operations over the initial lease term.

Effective December 1, 2006, HCPI acquired four senior living communities previously owned by a third party and leased the four senior living communities to the Company in a transaction valued at approximately $51.0 million. This four-property lease has an initial term of ten years, with two ten-year renewal extensions available at the Company’s option. The initial lease rate was 8% and is subject to certain conditional escalation clauses. The Company incurred $0.6 million in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of operations. The Company accounts for this lease as an operating lease.

Effective December 14, 2006, HCPI acquired, the Atrium of Carmichael, previously owned by SHPII and leased the Atrium of Carmichael to the Company in a transaction valued at approximately $18.0 million. This lease has an initial term of ten years, with two ten-year renewal extensions available at the Company’s option. The initial lease rate was 7.75% and is subject to certain conditional escalation clauses. The Company incurred $0.3 million in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of operations. The Company accounts for this lease as an operating lease.

Midwest I Transaction

In January 2006, the Company announced the formation of Midwest I, a joint venture with GE Healthcare, to acquire five senior housing communities from a third party. Midwest I is owned approximately 89% by GE Healthcare and 11% by the Company. The Company contributed $2.7 million for its approximate 11% interest in Midwest I. Midwest I paid approximately $46.9 million for the five communities. The five communities comprise 293 assisted living units with a resident capacity of 389. Effective as of February 1, 2006, Midwest I acquired four of the five communities and on March 31, 2006, Midwest I closed on the fifth community. The

Company manages the five acquired communities under long-term management agreements with Midwest I. The Company accounts for its investment in Midwest I under the equity method of accounting and the Company recognized a loss in the equity of Midwest I of $9,000 for fiscal 2006.

Midwest II Transaction

In August 2006, the Company announced the formation of Midwest II, a joint venture with GE Healthcare, to acquire three senior housing communities from a third party. Midwest II is owned approximately 85% by GE Healthcare and 15% by the Company. The Company contributed $1.3 million for its interest in Midwest II. Midwest II paid approximately $38.2 million for the three communities. The three communities comprise 300 assisted living and memory care units with a resident capacity of 319. On August 11, 2006, Midwest II acquired the three senior living communities. The Company manages the three acquired communities under long-term management agreements with Midwest II. The Company accounts for its investment in Midwest II under the equity method of accounting and the Company recognized a loss in the equity of Midwest II of $0.1 million for fiscal 2006.

Covenant Acquisitions

In June 2006, the Company acquired Meadow View from Covenant and classified Meadow View as held for sale at June 30, 2006 and estimated at that time that the community had an aggregate fair value, net of costs of disposal, of $2.4 million. In July 2006, the Company sold Meadow View to an unrelated party for $2.6 million, resulting in net proceeds to the Company of approximately $2.4 million.

Disclosures About Contractual Obligations

The following table provides the amounts due under specified contractual obligations (including interest expense) for the periods indicated as of December 31, 2006 (in thousands):

	Less Than	One to	Four to	More Than
	One Year	Three Years	Five Years	Five Years	Total

Long-term debt	$19,132	$77,120	$27,643	$159,978	$283,873
Operating leases	26,571	52,217	51,954	108,677	239,419

Total contractual cash obligations	$45,703	$129,337	$79,597	$268,655	$523,292

Long-term debt relates to the aggregate maturities of the Company’s notes payable. The Company leases its corporate headquarters, an executive office in New York, 23 senior living communities and certain equipment used at the Company’s communities.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

The Company’s primary market risk is exposure to changes in interest rates on debt instruments. As of December 31, 2006, the Company had $202.8 million in outstanding debt comprised of various fixed and variable rate debt instruments of $165.0 million and $37.8 million, respectively.

Changes in interest rates would affect the fair market value of the Company’s fixed rate debt instruments but would not have an impact on the Company’s earnings or cash flows. Fluctuations in interest rates on the Company’s variable rate debt instruments, which are tied to either LIBOR or the prime rate, would affect the Company’s earnings and cash flows but would not affect the fair market value of the variable rate debt. Each percentage point change in interest rates would increase the Company’s annual interest expense by approximately $0.4 million (subject to certain interest rate caps) based on the Company’s outstanding variable debt as of December 31, 2006.

The following table summarizes information on the Company’s debt instruments outstanding as of December 31, 2006. The table presents the principal due and weighted average interest rates by expected maturity date for the Company’s various debt instruments by fiscal year. Weighted average variable interest rates are based on the Company’s floating rate as of December 31, 2006.

Principal Amount and Average Interest Rate by Expected Maturity Date at December 31, 2006 ($ in thousands):

								Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value

Long-term debt:
Fixed rate debt	$4,852	$8,181	$11,586	$4,749	$3,459	$132,129	$164,956	$146,486
Average interest rate	6.2%	6.1%	6.1%	6.1%	6.1%	6.1%
Variable rate debt	1,258	1,288	32,732	818	1,705	—	37,801	36,638
Average interest rate	8.0%	8.0%	7.9%	7.9%	7.9%	—

Total Debt							$202,757	$183,124

Effective January 31, 2005, the Company entered into interest rate cap agreements with two commercial banks to reduce the impact of increases in interest rates on the Company’s variable rate loans. One interest rate cap agreement effectively limits the interest rate exposure on $100 million notional amount to a maximum LIBOR of 5%, as long as one-month LIBOR is less than 7%. If one-month LIBOR is greater than 7%, the agreement effectively limits the interest rate on the same $100 million notional amount to a maximum LIBOR of 7%. In March 2006, the Company sold $67 million of the notional amount of this interest rate cap and as a result received $0.3 million in cash and recorded a gain on sale of $0.1 million. This interest rate cap agreement is still in effect to limit interest rate exposure on $33 million notional amount and expires on January 31, 2008. During fiscal 2006, the Company received $0.1 million under the terms of this interest rate cap agreement and recorded the amount received as a reduction in interest expense. The second interest cap agreement effectively limited the interest rate exposure on a $50 million notional amount to a maximum LIBOR of 5% and expired on January 31, 2006. The Company paid $0.4 million for the interest rate caps and the costs of these agreements are being or were amortized to interest expense over the life of the agreements except for amounts written off when the notional amounts were sold.

The Company used interest rate lock and interest rate swap agreements for purposes other than trading. The Company was party to interest rate lock agreements, which were used to hedge the risk that the costs of future issuance of debt may be adversely affected by changes in interest rates. Under the interest rate lock agreements, the Company agreed to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional principal amount of indebtedness based on the locked rate at the date when the agreement was established and the yield of a United States Government 10-Year Treasury Note on the settlement date of January 3, 2006. The notional amounts of the agreements were not exchanged. These interest rate lock agreements were entered into with a major financial institution in order to minimize counterparty credit risk. The locked rates ranged from 7.5% to 9.1%. On December 30, 2004, the Company refinanced the underlying debt and this refinancing resulted in the interest rate lock agreements no longer qualifying as an interest rate hedge. The Company reflected the interest rate lock agreements at fair value in the Company’s consolidated balance sheet (Other long-term liabilities, net of current portion of $2.6 million) and related gains and losses were recognized in the consolidated statements of operations. The Company recognized a loss of $0.6 million and $1.4 million during fiscal 2005 and 2004, respectively, relating to the interest rate lock agreements. The Company settled the interest rate lock liability on January 3, 2006 by paying $1.8 million in cash and converting the remaining balance of $5.7 million to a five-year note. The note bears interest at LIBOR plus 250 with principal amortized over a seven year term. Subsequent to the end of fiscal 2006, the Company paid $5.0 million to KeyBank to repay the note. Prior to refinancing the underlying debt, the interest rate lock agreements were reflected at fair value in the Company’s consolidated balance sheets (Other long-term liabilities) and the related gains or losses on these agreements were deferred in stockholders’ equity (as a component of other comprehensive income).

In addition, the Company was party to interest rate swap agreements in fiscal 2004 that were used to modify variable rate obligations to fixed rate obligations, thereby reducing the Company’s exposure to market rate fluctuations. On December 30, 2004, the Company settled its interest rate swap agreements by paying its lender $0.5 million. The differential paid or received as rates changed was accounted for under the accrual method of accounting and the amount payable to or receivable from counterparties was included as an adjustment to accrued interest. The interest rate swap agreements resulted in the recognition of an additional $0.9 million in interest expense during fiscal 2004.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements are included under Item 15 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

ITEM 9A.	CONTROLS AND PROCEDURES.

Effectiveness of Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based upon the controls evaluation, the Company’s CEO and CFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Internal Controls Over Financial Reporting

Management’s Report On Internal Control Over Financial Reporting

Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act. The Company’s internal controls were designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP (“Ernst & Young”), an independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears in Item 15 of this Annual Report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.*(

ITEM 11.	EXECUTIVE COMPENSATION.*

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.*

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.*

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.*

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

(     * Information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2007 Annual Meeting of Stockholders of Capital Senior Living Corporation, which is to be filed with SEC pursuant to Regulation 14A under the Exchange Act. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on March 15, 2007.

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

Signature	Title	Date

/s/ LAWRENCE A. COHEN Lawrence A. Cohen	Chief Executive Officer and Vice Chairman of the Board (Principal Executive Officer)	March 15, 2007

/s/ JAMES A. STROUD James A. Stroud	Chairman of the Company and Chairman of the Board	March 15, 2007

/s/ KEITH N. JOHANNESSEN Keith N. Johannessen	President and Chief Operating Officer and Director	March 15, 2007

/s/ RALPH A. BEATTIE Ralph A. Beattie	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2007

/s/ CRAIG HARTBERG Craig Hartberg	Director	March 15, 2007

/s/ JILL M. KRUEGER Jill M. Krueger	Director	March 15, 2007

/s/ JAMES A. MOORE James A. Moore	Director	March 15, 2007

/s/ VICTOR W. NEE Dr. Victor W. Nee	Director	March 15, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Capital Senior Living Corporation

We have audited the accompanying consolidated balance sheet of Capital Senior Living Corporation as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2006 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Senior Living Corporation at December 31, 2006, and the consolidated results of its operations and its cash flows for the years ended December 31, 2006 and 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Capital Senior Living Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

Dallas, Texas
March 12, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Capital Senior Living Corporation:

We have audited the accompanying consolidated balance sheet of Capital Senior Living Corporation as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of Capital Senior Living Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements.

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

KPMG LLP

Dallas, TX
March 31, 2006

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$25,569	$21,831
Restricted cash	—	973
Accounts receivable, net	3,838	2,586
Accounts receivable from affiliates	784	432
Federal and state income taxes receivable	241	1,840
Deferred taxes	672	591
Assets held for sale	2,034	2,034
Property tax and insurance deposits	6,460	5,081
Prepaid expenses and other	3,493	2,729

Total current assets	43,091	38,097
Property and equipment, net	313,569	373,007
Deferred taxes	15,448	8,217
Investments in limited partnerships	5,253	1,401
Other assets, net	17,127	13,329

Total assets	$394,488	$434,051

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,566	$2,834
Accounts payable to affiliates	—	119
Accrued expenses	11,224	10,057
Current portion of notes payable	6,110	7,801
Current portion of interest rate lock	—	2,573
Current portion of deferred income	4,306	1,370
Customer deposits	2,478	2,483

Total current liabilities	27,684	27,237
Deferred income	26,073	3,641
Deferred income from affiliates	—	48
Other long-term liabilities	—	4,977
Notes payable, net of current portion	196,647	252,733
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares — 65,000; issued and outstanding shares 26,424 and 26,290 in 2006 and 2005, respectively	264	263
Additional paid-in capital	127,448	126,180
Retained earnings	16,372	18,972

Total shareholders’ equity	144,084	145,415

Total liabilities and shareholders’ equity	$394,488	$434,051

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Revenues:
Resident and health care revenue	$139,456	$101,770	$90,544
Unaffiliated management services revenue	994	1,626	726
Affiliated management services revenue	1,767	1,834	1,992
Community reimbursement revenue	16,853	21,174	15,673

Total revenues	159,070	126,404	108,935
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	89,184	68,888	64,916
General and administrative expenses	11,420	9,761	9,408
Facility lease expense	16,610	2,070	—
Provision for bad debts	121	258	198
Stock-based compensation expense	870	245	—
Depreciation and amortization	12,345	13,046	12,009
Community reimbursement expense	16,853	21,174	15,673

Total expenses	147,403	115,442	102,204

Income from operations	11,667	10,962	6,731
Other income (expense):
Interest income	843	133	572
Interest expense	(16,610)	(18,595)	(15,769)
Gain (loss) on sale of properties	2,495	104	(37)
Debt restructuring/derivative costs:
Write-off of deferred loan costs	(1,867)	(25)	(824)
Gain on interest rate swap agreement	—	—	1,435
Loss on interest rate lock agreement	—	(641)	(1,356)
Other (loss) income	(37)	416	182

Loss before income taxes and minority interest in consolidated partnership	(3,509)	(7,646)	(9,066)
Benefit for income taxes	909	2,273	2,270

Loss before minority interest in consolidated partnership	(2,600)	(5,373)	(6,796)
Minority interest in consolidated partnership	—	19	38

Net loss	$(2,600)	$(5,354)	$(6,758)

Per share data:
Basic and diluted loss per share	$(0.10)	$(0.21)	$(0.27)

Weighted average shares outstanding — basic and diluted	26,014	25,827	25,213

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
	(In thousands)

Balance at January 1, 2004	19,847	$198	$92,336	$31,833	$124,367
Exercise of stock options	154	2	528	—	530
Secondary stock offering, net of offering costs of $2.3 million	5,750	58	32,099	—	32,157
Other comprehensive income:
Net loss	—	—	—	(6,758)	(6,758)
Unrealized loss on interest rate lock	—	—	—	(749)	(749)

Total other comprehensive loss	—	—	—	(7,507)	(7,507)

Balance at December 31, 2004	25,751	$258	$124,963	$24,326	$149,547
Exercise of stock options	182	2	972	—	974
Restricted stock awards	357	3	—	—	3
Stock-based compensation	—	—	245	—	245
Net loss	—	—	—	(5,354)	(5,354)

Balance at December 31, 2005	26,290	$263	$126,180	$18,972	$145,415
Exercise of stock options	94	1	585	—	586
Restricted stock awards	40	—	—	—	—
Stock-based compensation	—	—	870	—	870
Excess tax benefits	—	—	(187)	—	(187)
Net loss	—	—	—	(2,600)	(2,600)

Balance at December 31, 2006	26,424	$264	$127,448	$16,372	$144,084

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Operating Activities
Net loss	$(2,600)	$(5,354)	$(6,758)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	11,208	12,338	11,865
Amortization	1,137	708	144
Amortization of deferred financing charges	601	747	903
Amortization of deferred lease costs	183	37	—
Amortization of debt discount	200	224	38
Minority interest in consolidated partnership	—	(19)	(38)
Deferred income from affiliates	(48)	(77)	23
Deferred income	89	274	568
Deferred income taxes	(7,312)	(2,213)	(714)
Equity in the earnings of affiliates	37	(416)	(182)
(Gain) loss on sale of properties	(2,495)	(104)	37
Loss (gain) on interest rate swap and interest rate lock agreements	—	641	(79)
Provision for bad debts	121	258	198
Write-off of deferred loan costs	1,867	25	824
Stock compensation expense	870	245	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,373)	(771)	(881)
Accounts receivable from affiliates	(352)	788	(616)
Property tax and insurance deposits	(1,379)	(2,350)	(876)
Prepaid expenses and other	(808)	37	312
Other assets	(7,780)	(7,147)	542
Accounts payable	613	473	116
Accrued expenses	1,167	2,579	170
Federal and state income taxes receivable/payable	1,412	732	(1,416)
Customer deposits	(5)	547	81

Net cash (used in) provided by operating activities	(4,647)	2,202	4,261
Investing Activities
Capital expenditures	(6,650)	(3,236)	(2,391)
Net cash acquired in acquisition of Spring Meadows joint ventures	—	—	838
Net cash paid on the purchase of Triad I	—	—	(4,000)
Net cash paid in the acquisition of CGIM	—	—	(2,317)
Proceeds from sale of assets	40,497	—	516
Advances to affiliates	—	—	(391)
(Investments in) distributions from limited partnerships	(3,889)	6,378	149

Net cash provided by (used in) investing activities	29,958	3,142	(7,596)
Financing Activities
Proceeds from notes payable	146,590	43,193	131,967
Repayments of notes payable	(164,759)	(44,467)	(153,813)
Restricted cash	973	(973)	7,187
Cash proceeds from the exercise of stock options	399	718	368
Cash proceeds from the issuance of common stock	—	3	32,157
Excess tax benefits on stock options exercised	187	256	—
Cash paid to settle interest rate lock agreement	(1,823)	—	—
Cash paid to settle interest rate swap agreement	—	—	(497)
(Distributions to) refund from minority partners	—	(233)	9
Deferred financing charges paid	(3,140)	(1,525)	(1,122)

Net cash (used in) provided by financing activities	(21,573)	(3,028)	16,256

Increase in cash and cash equivalents	3,738	2,316	12,921
Cash and cash equivalents at beginning of year	21,831	19,515	6,594

Cash and cash equivalents at end of year	$25,569	$21,831	$19,515

Supplemental Disclosures
Cash paid during the year for:
Interest	$16,465	$16,666	$15,223

Income taxes	$6,379	$889	$942

Non-cash transactions:
Conversion of interest rate cap agreement to notes payable	$5,727	$—	$—

Debt assumed by Ventas / HCPI in sale/leaseback transactions	$45,535	$—	$—

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

1.	Organization

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior living communities throughout the United States. As of December 31, 2006, the Company operated 64 senior living communities in 23 states with an aggregate capacity of approximately 9,500 residents, including 37 senior living communities which the Company either owned or in which the Company had an ownership interest, 23 senior living communities that the Company leased and four senior living communities it managed for third parties. As of December 31, 2006, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. The Company accounts for significant investments in affiliated companies using the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. The Company has deposits in banks that exceed Federal Deposit Insurance Corporation insurance limits. Management believes that credit risk related to these deposits is minimal. Cash and cash equivalents, at December 31, 2005 includes the cash and cash equivalents of the HealthCare Properties Liquidating Trust (“HCP Trust”) of $0.6 million. Restricted cash represented amounts held in deposits that were required as collateral under the terms of certain loan agreements.

Long-Lived Assets

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers internal factors such as net operating losses along with external factors relating to each asset, including contract changes, local market developments, and other publicly available information. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount the carrying value exceeds the fair market value, generally based on discounted cash flows, of the long-lived asset. The Company analyzed certain long-lived assets with operating losses, under the undiscounted cash flow method, for impairment. The Company does not believe there are any indicators that would require, and the cash flow analysis did not require, an adjustment to the carrying value of the property and equipment or their remaining useful lives as of December 31, 2006 and 2005.

Assets Held for Sale

The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The Company has four parcels of land held for sale at December 31, 2006. The fair value of these properties is generally determined based on market rates, industry trends and recent comparable sales transactions. The actual sales price of these assets could differ significantly from the Company’s estimates.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company estimates the four parcels of land that were held for sale at December 31, 2006, have an aggregate fair value, net of costs of disposal, that exceeds the carrying value of $2.0 million. The amounts the Company will ultimately realize could differ materially from this estimate.

Investments in Joint Ventures

The Company accounts for its investments in joint ventures under the equity method of accounting. The Company is the general partner in two partnerships and owns member interests in a third joint venture. The Company has not consolidated these joint venture interests because the Company has concluded that the limited partners or the other members of each joint venture has substantive kick-out rights or substantive participating rights as defined in EITF Issue 04-05 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” (“EITF 04-05”) Under the equity method of accounting the Company records its investments in joint ventures at cost and adjusts such investment for its share of earnings and losses of the joint venture.

Income Taxes

The Company accounts for income taxes under the provision of SFAS No. 109, “Accounting for Income Taxes” (“FAS 109”). Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. The Company currently has a cumulative three year loss and therefore has evaluated various tax planning strategies that it believes are both prudent and feasible, including various strategies to utilize net built-in gains on the Company’s appreciated assets. The Company believes that based upon these tax planning strategies, it will be able to realize the deferred tax asset.

Revenue Recognition

Resident and health care revenue is recognized at estimated net realizable amounts, based on historical experiences, due from residents in the period to which the rental and other services are provided.

Revenues from the Medicare and Medicaid programs accounted for approximately 6%, 7% and 8% of the Company’s revenue in fiscal 2006, 2005 and 2004, respectively. Seven communities are providers of services under the Medicaid program. Accordingly, the communities are entitled to reimbursement under the foregoing program at established rates that are lower than private pay rates. Patient service revenue for Medicaid patients is recorded at the reimbursement rates as the rates are set prospectively by the state upon the filing of an annual cost report. Two communities are providers of services under the Medicare program and are entitled to payment under the foregoing programs in amounts determined based rates established by the federal government.

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

Management services revenue is recognized when earned. Management services revenue relates to providing certain management and administrative support services under management contracts, which have terms expiring through 2014. The Company’s management contracts include contingent management services revenue, usually based on exceeding certain gross revenue targets. These contingent revenues are recognized based on actual results according to the calculations specified in the various management agreements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements.

Leases Accounting

The Company determines whether to account for its leases as either operating, capital or financing leases depending on the underlying terms of the lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of December 31, 2006, the Company leased 23 communities and classified each of the leases as an operating lease. The Company incurs lease acquisition costs and amortizes these costs over the term of the lease agreement. Facility lease expense in the Company’s statement of operations includes the actual rent paid plus amortization expense relating to leasehold acquisition costs.

Certain leases entered into by the Company qualified as sale/leaseback transactions under the provisions of FAS 98 and as such any related gains have been deferred and are being amortized over the lease term. The amortization of the deferred gains is included in gain on sale of assets in the statement of operations.

Financial Instruments

Effective January 31, 2005, the Company entered into interest rate cap agreements with two commercial banks to reduce the impact of increases in interest rates on the Company’s variable rate loans. One interest rate cap agreement effectively limits the interest rate exposure on $100 million notional amount to a maximum London Interbank Offered Rate (“LIBOR”) of 5%, as long as one-month LIBOR is less than 7%. If one-month LIBOR is greater than 7%, the agreement effectively limits the interest rate on the same $100 million notional amount to a maximum LIBOR of 7%. In March 2006, the Company sold $67 million of the notional amount of this interest rate cap and as a result received $0.3 million in cash and recorded a gain on sale of $0.1 million. This interest rate cap agreement is still in effect to limit interest rate exposure on $33 million notional amount and expires on January 31, 2008. During fiscal 2006, the Company received $0.1 million under the terms of this interest rate cap agreement and recorded the amount received as a reduction in interest expense. The second interest cap agreement effectively limited the interest rate exposure on a $50 million notional amount to a maximum LIBOR of 5% and expired on January 31, 2006. The Company paid $0.4 million for the interest rate caps and the costs of these agreements are being or were amortized to interest expense over the life of the agreements except for amounts written off when the notional amounts were sold.

The Company was party to interest rate lock agreements, which were used to hedge the risk that the costs of future issuance of debt may be adversely affected by changes in interest rates. Under the treasury lock agreements, the Company agreed to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional principal amount of indebtedness based on the locked rate at the date when the agreement was established and the yield of a United States Government 10-Year Treasury Note on the settlement date of January 3, 2006. The notional amounts of the agreements were not exchanged. These treasury lock agreements were entered into with a major financial institution in order to minimize counterparty credit risk. The locked rates ranged from 7.5% to 9.1%. On December 30, 2004, the Company refinanced the underlying debt and this refinancing resulted in the interest rate lock agreements no longer qualifying as an interest rate hedge. The Company reflected the interest rate lock agreements at fair value in the Company’s balance sheet (as a long-term liability, net of current portion) and related gains and losses were recognized in the statement of operations. On January 3, 2006, the Company settled the treasury lock liability by paying $1.8 million in cash and converting the remaining balance of $5.7 million to a five-year note. The note bears interest at LIBOR plus 250 basis points with the principal amortized on a straight-line basis over a seven year term. Subsequent to the end of fiscal 2006, the Company paid $5.0 million to KeyBank National Association (“KeyBank”) to repay the note. Prior to refinancing the underlying debt, the treasury lock agreements were reflected at fair value in the Company’s balance sheet (Other long term liabilities) and the related

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gains or losses on these agreements were deferred in stockholders’ equity (as a component of Other comprehensive income).

Credit Risk

The Company’s resident receivables are generally due within 30 days. Credit losses on resident receivables have been within management’s expectations, and management believes that the allowance for doubtful accounts adequately provides for any expected losses.

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended December 31, 2006, 2005 and 2004 were $5.6 million, $4.8 million and $5.1 million, respectively.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share considers the dilutive effect of outstanding options calculated using the treasury stock method. The average daily price of the stock during 2006, 2005 and 2004 was $10.15, $7.20 and $5.46, respectively, per share. Due to net losses in fiscal 2006, 2005 and 2004 no common stock equivalents were considered in the calculation of diluted earnings per share.

The following table set forth the computation of basic and diluted net loss per share (in thousands, except for per share amounts):

	Year Ended December 31,
	2006	2005	2004

Net loss	$(2,600)	$(5,354)	$(6,758)

Weighted average shares outstanding — basic	26,014	25,827	25,213
Effect of dilutive securities:
Employee stock options	—	—	—

Weighted average shares outstanding — diluted	26,014	25,827	25,213

Basic loss per share	$(0.10)	$(0.21)	$(0.27)

Diluted loss per share	$(0.10)	$(0.21)	$(0.27)

Stock-Based Compensation

Effective July 1, 2005, the Company early adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-based Payment” (“FAS 123R”), which requires all share based payments to employees, including grants of employee stock options and awards of restricted stock pursuant to the Company’s 1997 Omnibus Stock and Incentive Plan (as amended, the “1997 Plan”), which is discussed in greater detail in footnote 12 below, to be recognized in the statement of operations based on their fair values. The Company adopted FAS 123R using the modified prospective method. Under the modified prospective method the Company recognized compensation expense for new share-based awards and recognized compensation expense for the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. The Company has not adjusted prior period financial statements under the modified prospective method. Prior to July 1, 2005, the Company accounted for share based payments under the principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related Interpretations.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Standards

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). In July 2006, FASB issued FIN 48, which will become effective for the Company on January 1, 2007. This standard clarifies the accounting for income tax benefits that are uncertain in nature. Under FIN 48, a company will recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. This accounting standard also provides guidance on thresholds, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. Under the transition guidance for implementing FIN 48, any required cumulative-effect adjustment will be recorded to retained earnings as of January 1, 2007. The Company does not expect that implementation of FIN 48 will have a material effect on its results of operations or financial position.

FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). In September 2006, FASB issued FAS 157, which will become effective for the Company on January 1, 2008. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. The impact, if any, to the Company from the adoption of FAS 157 in 2008 will depend on the Company’s assets and liabilities at that time they are required to be measured at fair value.

In September 2006, the SEC staff also issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). While not an official rule or interpretation of the SEC, SAB 108 was issued to address the diversity in practice in quantifying misstatements from prior years and assessing their effect on current year financial statements. The implementation of SAB 108 did not have a material effect on the Company’s results of operations or financial position.

In June 2005, FASB issued EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF 04-5 provides guidance in determining whether a general partner controls a limited partnership that is not a VIE and thus should consolidate the limited partnership. The effective date of EITF 04-05 was June 29, 2005, for all new limited partnerships and existing limited partnerships for which the partnership agreements are modified and no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 for all other limited partnerships. The Company adopted EITF 04-05 effective January 1, 2006, and its adoption did not have a material affect on the Company’s financial position or results of operations.

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

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to current year presentation. For fiscal 2005 and 2004, the Company reclassified certain property level expenses from general and administrative expense to operating expense. This reclassification results in the Company’s general and administrative expenses being classified similar to other public companies in the senior housing industry.

In addition, the Company’s income statements now separately reflect community reimbursement revenue and expense. Pursuant to Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reimbursements Received for ’Out of Pocket’ Expenses Incurred,” and EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” management has concluded that the accounting for certain reimbursements (primarily salaries and related overhead charges) related to joint venture and third party community operations should be presented on a grossed up basis versus a net expense basis. Accordingly, during the fourth quarter of 2006, the Company classified these expense reimbursements as community reimbursement revenue and community reimbursement expense in the consolidated statements of operations for the years ended December 31, 2005 and 2004 to be consistent with the presentation for the year ended December 31, 2006. This classification resulted in an increase in total revenues and total operating expenses from the amounts previously reported by $21.2 million and $15.7 million in fiscal 2005 and 2004, respectively. This reclassification had no impact on operating income, net income, earnings per share or stockholders’ equity.

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related footnotes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions. The Company believes revenue recognition, investments in limited partnerships, leases, long-lived assets, income taxes and assets held for sale are its most critical accounting policies and require management’s most difficult, subjective and complex judgments.

3.	Transactions with Affiliates

SHPII/CSL

In November 2004, the Company formed four joint ventures (collectively, “SHPII/CSL”) with Senior Housing Partners II, LP (“SHPII”). SHPII/CSL is owned 95% by SHPII and 5% by the Company. Effective as of November 30, 2004, the SHPII/CSL acquired four joint ventures that owned the four communities (the “Spring Meadows Communities”). The Company contributed $1.3 million to SHPII/CSL for its 5% interest. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.1 million, $0.2 million and $13,000 in fiscal 2006, 2005 and 2004, respectively. In addition, the Company earned $1.1 million, $1.0 million and $0.1 million in management fees on the Spring Meadows Communities in fiscal 2006, 2005, and 2004 respectively.

Prior to SHPII/CSL acquisition of the Spring Meadows Communities, the communities were owned by four joint ventures in which the Company and affiliates of Lehman Brothers (“Lehman”) were members. The Company’s interest in the four joint ventures that owned the Spring Meadows Communities included interest in certain loans to the joint ventures and an approximate 19% member interest in each venture. The Company recorded its initial investments of $1.3 million to the joint ventures notes receivable, as the amount assigned for the 19% member interests was nominal. The Company accounted for its investment in the four joint ventures under the equity method of accounting based on the provisions of the joint venture agreements. During fiscal 2004, the Company recognized a loss in the equity of the four joint ventures of $0.1 million. The Company earned $1.0 million in management fees on the Spring Meadows Communities in fiscal 2004 under the provisions of its management agreements with the four joint ventures.

Midwest I

In January 2006, the Company announced the formation of Midwest Portofolio Holdings, LP, (“Midwest I”) with GE Healthcare Financial Services (“GE Healthcare”) to acquire five senior housing communities from a third

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

party. Midwest I is owned approximately 89% by GE Healthcare and 11% by the Company. The Company contributed $2.7 million for its interests in Midwest I. Midwest I paid approximately $46.9 million for the five communities. The five communities comprise 293 assisted living units with a resident capacity of 389. Effective as of February 1, 2006, Midwest I acquired four of the five communities and on March 31, 2006, Midwest I closed on the fifth community. The Company manages the five acquired communities under long-term management agreements with Midwest I. The Company accounts for its investment in Midwest I under the equity method of accounting and the Company recognized a loss in the equity of Midwest I of $9,000 in fiscal 2006. The Company earned $0.4 million in management fees on the Midwest I communities in fiscal 2006.

Midwest II

In August 2006, the Company announced the formation of Midwest Portofolio Holding II, LP (“Midwest II”), with GE Healthcare to acquire three senior housing communities from a third party. Midwest II is owned approximately 85% by GE Healthcare and 15% by the Company. The Company contributed $1.3 million for its interests in Midwest II. Midwest II paid approximately $38.2 million for the three communities. The three communities comprise 300 assisted living units with a resident capacity of 319. On August 11, 2006, Midwest II acquired the three senior living communities. The Company manages the three acquired communities under long-term management agreements with Midwest II. The Company accounts for its investment in Midwest II under the equity method of accounting and the Company recognized a loss in the equity of Midwest II of $0.1 million in fiscal 2006. The Company earned $0.2 million in management fees on the Midwest II communities in fiscal 2006.

BRE/CSL

In December 2001, the Company formed three joint ventures (collectively “BRE/CSL”) with Blackstone Real Estate Advisors (“Blackstone”) and the joint ventures are owned 90% by Blackstone and 10% by the Company. BRE/CSL previously owned six senior living communities. The Company managed the six communities owned by BRE/CSL under long-term management contracts. The Company accounted for its investment in BRE/CSL under the equity method of accounting and the Company recognized earnings in the equity of BRE/CSL of $0.2 million and $0.3 million in fiscal 2005 and 2004, respectively. In addition, the Company earned $0.9 million in management fees on the BRE/CSL communities in both fiscal 2005 and 2004. As described in greater detail in footnote 5, effective as of September 30, 2005, Ventas acquired the six communities owned by BRE/CSL for approximately $84.6 million and the Company entered into a series of lease agreements whereby the Company leases the six communities from Ventas.

5.	Facility Lease Transactions

Ventas Transactions

Effective as of June 30, 2005, BRE/CSL entered into a Purchase and Sale Agreement (the “Ventas Purchase Agreement”) with Ventas to sell the six communities owned by BRE/CSL to Ventas for approximately $84.6 million. In addition, Ventas and the Company entered into certain Master Lease Agreements (the “Ventas Lease Agreements”) whereby the Company leased the six communities from Ventas. Effective as of September 30, 2005, Ventas completed the purchase of the six communities from BRE/CSL and the Company began consolidating the operations of the six communities in its consolidated statement of operations under the terms of the Ventas Lease Agreements. The Ventas Lease Agreements each have an initial term of ten years, with two five-year renewal extensions available at the Company’s option. The initial lease rate under each of the Ventas Lease Agreements was 8% and is subject to certain conditional escalation clauses. The Company incurred $1.3 million in lease acquisition costs related to the Ventas Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10 year lease terms and are included in facility lease expense in the Company’s statement of operations. The Company accounts for the Ventas Lease Agreements as operating leases. The sale of the six communities from BRE/CSL to Ventas resulted in the

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company receiving cash proceeds of $6.1 million and recording a gain of approximately $4.2 million, which has been deferred and is being recognized in the Company’s statement of operations over the initial 10 year lease term.

On October 18, 2005, the Company entered into an agreement with Ventas to lease a senior living community located in Fort Wayne, Indiana (“Georgetowne Place”) which Ventas acquired from a third party for approximately $19.5 million. Georgetowne Place is a 162-unit senior living community with a capacity of 247 residents. This lease has an initial term of ten years, with two five-year renewal extensions available at the Company’s option. The initial lease rate was 8% and is subject to conditional escalation provisions. The Company incurred $0.2 million in lease acquisition costs related to this lease. These deferred lease acquisition costs are being amortized over the initial 10 year lease term and are included in facility lease expense in the Company’s statement of operations. The Company accounts for this lease as an operating lease.

On March 31, 2006, the Company sold its Towne Centre community (“Towne Centre”) to Ventas in a sale/leaseback transaction valued at $29.0 million. This lease was effective as of April 1, 2006 and has an initial term of nine and one-half years, with two five-year renewal extensions available at the Company’s option. The initial lease rate was 8% and is subject to certain conditional escalation clauses. The Company incurred $0.1 million in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of operations. The Company accounts for this lease as an operating lease. As a result of this sale/leaseback transaction the Company received cash proceeds of approximately $12.7 million, net of closing costs, retired debt of approximately $16.2 million and recorded a gain of approximately $14.3 million, which has been deferred and is being recognized in the Company’s statement of operations over the initial lease term.

On June 8, 2006 the Company entered into an agreement with Ventas to lease a senior living community located in Maple Grove, Minnesota (“Rose Arbor”) which Ventas acquired from a third party for approximately $19.1 million. Rose Arbor is a 137-unit senior living community with a capacity of 179 residents. This lease has an initial term of approximately nine and one-half years, with two five-year renewal extensions available at the Company’s option. The initial lease rate was 8% and is subject to conditional escalation provisions. The Company incurred $0.4 million in lease acquisition costs related to this lease. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of operations. The Company accounts for this lease as an operating lease.

HCPI Transactions

Effective as of May 1, 2006, the Company sold three of its communities, Crosswood Oaks, Tesson Heights and Veranda Club, to Healthcare Properties Investors, Inc. (together with affiliates, “HCPI”) in sale/leaseback transactions valued at approximately $54.0 million. These leases were effective as of May 1, 2006 and have an initial term of ten years, with two ten-year renewal extensions available at the Company’s option. The initial lease rates were 8% and are subject to certain conditional escalation clauses. The Company incurred $0.2 million in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease terms and are included in facility lease expense in the Company’s statement of operations. The Company accounts for these leases as operating leases. As a result of these sale/leaseback transactions, the Company received cash proceeds of approximately $23.0 million, net of closing costs, retired debt of approximately $29.3 million and recorded a gain of approximately $12.8 million, which has been deferred and is being recognized in the Company’s statement of operations over the initial lease terms.

Effective May 31, 2006, HCPI acquired six senior living communities previously owned by Covenant for $43.0 million and leased the six senior living communities to the Company. This six-property lease was effective as of May 31, 2006 and has an initial term of ten years, with two ten-year renewal extensions available at the Company’s option. The initial lease rate was 8% and is subject to certain conditional escalation clauses. The Company incurred $0.2 million in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations. The Company accounts for this lease as an operating lease. As a result of this lease transaction, the Company received cash proceeds of approximately $3.3 million and recorded deferred rent of approximately $0.6 million, which is being recognized in the Company’s statement of operations over the initial lease term.

Effective December 1, 2006, HCPI acquired four senior living communities previously owned by a third party and leased the four senior living communities to the Company in a transaction valued at approximately $51.0 million. This four-property lease has an initial term of ten years, with two ten-year renewal extensions available at the Company’s option. The initial lease rate was 8% and is subject to certain conditional escalation clauses. The Company incurred $0.6 million in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of operations. The Company accounts for this lease as an operating lease.

Effective December 14, 2006, HCPI acquired one senior living community previously owned by SHPII (the “Atrium of Carmichael”) and leased the Atrium of Carmichael to the Company in a transaction valued at approximately $18.0 million. This lease has an initial term of ten years, with two ten-year renewal extensions available at the Company’s option. The initial lease rate was 7.75% and is subject to certain conditional escalation clauses. The Company incurred $0.3 million in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of operations. The Company accounts for this lease as an operating lease.

6.	Acquisitions

In June 2006, the Company acquired Meadow View from Covenant and classified Meadow View as held for sale at June 30, 2006 and estimated at that time that the community had an aggregate fair value, net of costs of disposal, of $2.4 million. In July 2006, the Company sold Meadow View to an unrelated third party for $2.6 million, resulting in net proceeds to the Company of approximately $2.4 million.

7.	Property and Equipment

Property and equipment consists of the following (in thousands):

		December 31,
	Asset Lives	2006	2005

Land		$18,504	$24,063
Land improvements	5 to 20 years	782	816
Buildings and building improvements	10 to 40 years	322,064	380,034
Furniture and equipment	5 to 10 years	11,219	13,267
Automobiles	5 to 7 years	397	485
Leasehold improvements	(1)	3,217	383
Construction in progress		790	147

		356,973	419,195
Less accumulated depreciation		43,404	46,188

Property and equipment, net		$313,569	$373,007

(1)	Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining lease term.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2006	2005

Deferred loan costs	$2,884	$2,350
Deferred lease costs	3,055	1,466
Security and other deposits	10,980	4,380
Other	208	5,133

	$17,127	$13,329

9.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2006	2005

Accrued salaries, bonuses and related expenses	$3,715	$2,953
Accrued property taxes	4,609	3,644
Accrued interest	1,015	1,598
Accrued health claims	744	921
Other	1,141	941

	$11,224	$10,057

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Notes Payable

Notes payable consists of the following (in thousands):

						Notes Payable
	Monthly	Net Book Value	Interest		Maturity	December 31,
Lender	Payment	of Collateral(3)	Rate		Date	2006	2005

Freddie Mac	$735	$142,290	6.29%		July 2015	$109,291	$—
Capmark	242	47,500	5.46		August 2015	38,177	38,915
Capmark	257	36,373	8.00		June 2009	32,824	—
Fannie Mae	14	9,047	7.08		January 2010	1,665	1,715
Fannie Mae	48	9,047	7.69		January 2008	5,317	5,478
Lehman	44	7,199	8.20		September 2009	4,989	34,694
KeyBank	98	—	7.88		January 2011	4,977	—
Lehman(1)	—	—	5.70		November 2010	3,139	2,966
Insurance Financing	368	—	5.60		April 2007	1,457	1,700
Covenant Group of Texas, Inc.(2)	—	—	5.70		August 2009	921	894
Capmark	—	—	—		—	—	126,544
Guaranty	—	—	—		—	—	47,628

	$1,806		6.50	%(4)		202,757	260,534

Less current portion						6,110	7,801

						$196,647	$252,733

(1)	Acquisition financing bearing no interest (discounted at 5.7%). The note will be deemed paid in full under any of the following three conditions: 1) the Company makes a payment of $3.5 million before November 29, 2008; 2) the Company makes a payment of $4.3 million before November 29, 2009; or 3) the Company makes a payment of $5.0 million on November 29, 2009. The Company expects to repay the note on or before November 29, 2008 and therefore recorded the note at $2.8 million (face amount $3.5 million discounted at 5.7%).

(2)	Acquisition financing bearing no interest (discounted 5.7%) and payable in two installment of $0.5 million and $0.7 million on August 18, 2007 and 2009, respectively.

(3)	The 25 facilities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements.

(4)	Weighted average interest rate.

The aggregate maturities of notes payable at December 31, 2006, are as follows (in thousands):

2007	$6,110
2008	9,469
2009	44,318
2010	5,567
2011	5,164
Thereafter	132,129

$202,757

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 9, 2006, the Company refinanced $110.0 million of mortgage debt on 15 senior living communities with Freddie Mac. As part of the refinancing, the Company repaid approximately $14.8 million of mortgage debt on the 15 communities. The new mortgage loans have a ten year term with interest rates fixed at 6.29% for the first nine years and with principal amortized over a 25 year term. At the beginning of the tenth year, the loans will convert to a floating interest rate to provide flexibility regarding financing alternatives. Each of the loans are cross-collateralized and cross-defaulted with release provisions. The Company incurred $1.9 million in deferred financing costs related to these loans, which is being amortized over ten years. In addition, the Company wrote-off $0.8 million in deferred loan costs on the loans refinanced and paid $0.2 million in loan exit fees to the prior lender. The loan exit fees are a component of the write-off of deferred loan costs in the accompanying statement of operations.

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

In July 2005, the Company refinanced the debt on four senior housing communities with GMAC. The total loan facility of $39.2 million refinanced $34.3 million of debt that was schedule to mature in September 2005. The new loans include ten-year terms with the interest rates fixed at 5.46% and amortization of principal and interest payments over 25 years. The Company incurred $0.7 million in deferred financing costs related to these loans, which is being amortized over ten years.

Effective January 31, 2005, the Company entered into interest rate cap agreements with two commercial banks to reduce the impact of increases in interest rates on the Company’s variable rate loans. One interest rate cap agreement effectively limits the interest rate exposure on $100 million notional amount to a maximum LIBOR of 5%, as long as one-month LIBOR is less than 7%. If one-month LIBOR is greater than 7%, the agreement effectively limits the interest rate on the same $100 million notional amount to a maximum LIBOR of 7%. In March 2006, the Company sold $67 million of the notional amount of this interest rate cap and as a result received $0.3 million in cash and recorded a gain on sale of $0.1 million. This interest rate cap agreement is still in effect to limit interest rate exposure on $33 million notional amount and expires on January 31, 2008. During fiscal 2006, the Company received $0.1 million under the terms of this interest rate cap agreement and recorded the amount received as a reduction in interest expense. The second interest cap agreement effectively limited the interest rate exposure on a $50 million notional amount to a maximum LIBOR of 5% and expired on January 31, 2006. The Company paid $0.4 million for the interest rate caps and the costs of these agreements are being or were amortized to interest expense over the life of the agreements except for amounts written off when the notional amounts were sold.

The Company used interest rate lock and interest rate swap agreements for purposes other than trading. The Company was party to interest rate lock agreements, which were used to hedge the risk that the costs of future issuance of debt may be adversely affected by changes in interest rates. Under the interest rate lock agreements, the Company agreed to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional principal amount of indebtedness based on the locked rate at the date when the agreement was established and the yield of a United States Government 10-Year Treasury Note on the settlement date of January 3, 2006. The notional amounts of the agreements were not exchanged. These interest rate lock agreements were entered into with a major financial institution in order to minimize counterparty credit risk. The locked rates ranged from 7.5% to 9.1%. On December 30, 2004, the Company refinanced the underlying debt and this refinancing resulted in the interest rate lock agreements no longer qualifying as an interest rate hedge. The Company reflected

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the interest rate lock agreements at fair value in the Company’s consolidated balance sheet (Other long-term liabilities, net of current portion of $2.6 million) and related gains and losses were recognized in the consolidated statements of operations. The Company recognized a loss of $0.6 million and $1.4 million during fiscal 2005 and 2004, respectively, relating to the interest rate lock agreements. The Company settled the interest rate lock liability on January 3, 2006 by paying $1.8 million in cash and converting the remaining balance of $5.7 million to a five-year note. The note bears interest at LIBOR plus 250 with principal amortized over a seven year term. Subsequent to the end of fiscal 2006, the Company paid $5.0 million to KeyBank to repay the note. Prior to refinancing the underlying debt, the interest rate lock agreements were reflected at fair value in the Company’s consolidated balance sheets (Other long-term liabilities) and the related gains or losses on these agreements were deferred in stockholders’ equity (as a component of other comprehensive income).

In addition, the Company was party to interest rate swap agreements in fiscal 2004 that were used to modify variable rate obligations to fixed rate obligations, thereby reducing the Company’s exposure to market rate fluctuations. On December 30, 2004, the Company settled its interest rate swap agreements by paying its lender $0.5 million. The differential paid or received as rates changed was accounted for under the accrual method of accounting and the amount payable to or receivable from counterparties was included as an adjustment to accrued interest. The interest rate swap agreements resulted in the recognition of an additional $0.9 million in interest expense during fiscal 2004.

In connection with the Company’s loan commitments described above, the Company incurred $3.1 million and $1.5 million in fiscal 2006 and 2005, respectively, in financing charges that were deferred and amortized over the life of the notes. At December 31, 2006 and 2005, the Company had gross deferred loan cost of $3.4 million. Accumulated amortization was $0.5 million and $1.0 million at December 31, 2006 and 2005, respectively. Amortization expense is expected to be $0.5 million in fiscal 2007, $0.4 million in fiscal 2008 and $0.3 million in each of fiscal 2009, 2010 and 2011. In connection with the refinancings and the repayment of notes, the Company wrote-off $1.9 million and $25,000 in deferred loan cost in fiscal 2006 and 2005, respectively.

The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of the notes. The Company was in compliance with all of its debt covenants at December 31, 2006 and 2005.

11.	Equity

The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Board without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of December 31, 2006 and 2005.

12.	Stock-Based Compensation

The 1997 Plan, the Company’s stock-based compensation plan, provides for the grant of restricted stock awards and stock options to purchase the Company’s common stock. The 1997 Plan authorizes the Company to issue 2.6 million shares of common stock and the Company has reserved 1.6 million shares of common stock for future issuance under the 1997 Plan.

Stock Options

The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for employees, officers and directors and to align stockholder and employee interest. The Company’s options generally vest over one to five years and the related expense is amortized on a straight-line basis over the vesting period.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s stock option activity and related information for the years ended December 31, 2006, 2005 and 2004 is presented below:

	Outstanding at
	Beginning of				Outstanding	Options
	Year	Granted	Exercised	Forfeited	End of Year	Exercisable

December 31, 2006
Shares	1,109,225	12,000	93,543	1,000	1,026,682	995,182
Weighted average price	$4.69	$10.97	$4.27	$2.73	$4.80	$4.73
December 31, 2005
Shares	1,306,276	12,000	182,451	26,600	1,109,225	1,047,725
Weighted average price	$4.57	$5.90	$3.95	$4.51	$4.69	$4.71
December 31, 2004
Shares	1,457,603	50,000	154,257	47,070	1,306,276	1,024,050
Weighted average price	$4.29	$5.11	$2.26	$3.78	$4.57	$4.42

The options outstanding and the options exercisable at December 31, 2006 had an intrinsic value of $6.0 million and $5.9 million, respectively. The fair value of the 41,000 shares, 206,126 shares and 210,684 shares that vested in fiscal 2006, 2005 and 2004 was $0.2 million, $1.1 million and $1.1 million, respectively.

On May 9, 2006, the Company granted options to certain directors of the Company to purchase a total of 12,000 shares of the Company’s common stock at an exercise price of $10.97, the fair value of the Company’s common stock on the date of grant. These options vest in one year.

The following table summarizes information relating to the Company’s options outstanding and options exercisable as of December 31, 2006.

	Options Outstanding			Options Exercisable
	Number	Weighted Average		Number
	Outstanding at	Remaining	Weighted Average	Exercisable at	Weighted Average
Range of Exercise Prices	12/31/06	Contractual Life	Exercise Price	12/31/06	Exercise Price

$1.80 to $ 2.73	237,224	4.77	$1.84	233,724	$1.83
$3.02 to $ 4.85	281,312	3.73	$3.70	271,312	$3.68
$5.30 to $10.97	508,146	5.76	$6.79	490,146	$6.70

$1.80 to $10.97	1,026,682	4.98	$4.80	995,182	$4.73

Restricted Stock

The Company grants restricted stock under the 1997 Plan and the 1997 Plan provides for the restricted stock to be awarded to employees and officers. Restricted stock granted generally vest over a period of three and one half to four years but are considered outstanding at the time of grant, as the stockholders are entitled to dividends and voting rights.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s restricted common stock awards activity and related information for the year ended December 31, 2006, is presented below:

	Outstanding at
	Beginning of				Outstanding
	Year	Issued	Vested	Forfeited	End of Year

December 31, 2006
Shares	356,750	54,000	113,305	14,000	283,445
December 31, 2005
Shares	—	358,750	—	2,000	356,750

The restricted stock outstanding at December 31, 2006 had an intrinsic value of $2.9 million.

During fiscal 2006, the Company awarded 54,000 shares of restricted common stock to certain employees of the Company. The average market value of the common stock on the date of grant was $10.47. These awards of restricted shares vest over a four-year period and had an intrinsic value of $0.6 million on the date of issue.

Stock Based Compensation

Effective July 1, 2005, the Company early adopted FAS 123R, which requires all share based payments to employees, including grants of employee stock options and awards of restricted stock pursuant to the Company’s 1997 Plan, to be recognized in the statement of operations based on their fair values. The Company adopted FAS 123R using the modified prospective method. Under the modified prospective method the Company recognized compensation expense for new share-based awards and recognized compensation expense for the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. The Company has not adjusted prior period financial statements under the modified prospective method. Prior to July 1, 2005, the Company accounted for share based payments under the principles of APB No. 25 and related Interpretations.

The following table shows the effect on net loss and loss per share as if the fair value method had been applied to all outstanding awards in fiscal 2006, 2005 and 2004. The information for fiscal 2006 is provided in the table for purposes of comparability.

	Year Ended December 31,
	2006	2005	2004

Net loss as reported	$(2,600)	$(5,354)	$(6,758)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	645	160	—
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(645)	(776)	(696)

Pro forma net loss	$(2,600)	$(5,970)	$(7,454)

Net loss per share — basic
As reported	$(0.10)	$(0.21)	$(0.27)

Pro forma	$(0.10)	$(0.23)	$(0.30)

Net loss per share — diluted
As reported	$(0.10)	$(0.21)	$(0.27)

Pro forma	$(0.10)	$(0.23)	$(0.30)

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to adopting FAS 123R, the Company used the Black-Scholes option pricing model to estimate the grant date fair value of its stock awards and the Company elected to continue to use the Black-Scholes option pricing model to estimate the grant date fair value of its stock awards subsequent to the adoption of FAS 123R.

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

The following table presents the Company’s assumptions utilized to estimate the grant date fair value of stock options:

	Year Ended December 31,
	2006	2005	2004

Expected volatility	51-58%	52-63%	54-63%
Expected dividend yield	0%	0%	0%
Expected term in years	7.5	7.5	7.5
Risk free rate	4.3-5.1%	4.3-6.5%	4.6-6.5%
Expected forfeiture rate	2.0%	8.0%	—

On February 10, 2005, the Company’s Compensation Committee of the Board of Directors accelerated the vesting on 151,976 unvested stock options, with an option price of $6.30, awarded to officers and employees. These options were originally scheduled to vest in December 2005. The market price of the Company’s common stock at the close of business on February 10, 2005 was $5.61. The Compensation Committee’s decision to accelerate the vesting of these options was in response to FASB’s issuance of FAS 123R. By accelerating the vesting of these options, the Company was not required to recognize any compensation expense related to these options in its statement of operations.

The Company has total stock-based compensation expense of $2.0 million not recognized as of December 31, 2006 and expects this expense to be recognized over approximately a four year period.

13.	Income Taxes

The benefit for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004

Current:
Federal	$5,099	$(178)	$(1,382)
State	1,304	513	(174)
Deferred:
Federal	(6,171)	(2,547)	(561)
State	(1,141)	(61)	(153)

	$(909)	$(2,273)	$(2,270)

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The benefit for income taxes differed from the amounts of income tax benefit determined by applying the U.S. federal statutory income tax rate to loss before benefit for income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004

Tax benefit at federal statutory rates	$(1,193)	$(2,593)	$(3,069)
State income tax expense (benefit), net of federal effects	107	(426)	(179)
Losses not deductible for federal income tax purposes	—	—	933
Federal and state income tax return true up	178	526	—
Other	(1)	220	45

	$(909)	$(2,273)	$(2,270)

A summary of the Company’s deferred tax assets and liabilities, are as follows (in thousands):

	December 31,
	2006	2005

Deferred tax assets:
Deferred gain on sale/leaseback transaction	11,025	1,548
Depreciation and amortization	5,529	2,263
Net operating loss carryforward (expiring up to 2025)	634	4,273
Fair value of treasury interest rate locks	—	2,881
Compensation accruals	644	558
Investment in partnerships	1,752	1,807
Other	1,470	475

Total deferred tax assets	21,054	13,805
Deferred tax liabilities:
Triad partnership interest	4,887	4,455
Other	47	542

Total deferred tax liabilities	4,934	4,977

Total deferred tax assets, net	$16,120	$8,808

Current deferred tax assets, net	$672	$591
Long-term deferred tax assets, net	15,448	8,217

Total deferred tax assets, net	$16,120	$8,808

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. The Company currently has a cumulative three year loss and therefore has evaluated various tax planning strategies that it believes are both prudent and feasible, including various strategies to utilize net built-in gains on the Company’s appreciated assets. The Company believes based on these tax planning strategies and anticipated future results, that it will be able to realize the deferred tax asset.

During fiscal 2006, the Company utilized federal net operating loss carryforwards of $5.5 million and state net operating loss carryforwards of $1.0 million. The Company has $15.2 million in state net operating losses, which are being carried forward and expire up to 2025.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Employee Benefit Plans

The Company has a 401(k) salary deferral plan (the “Plan”) in which all employees of the Company meeting minimum service and age requirements are eligible to participate. Contributions to the Plan are in the form of employee salary deferrals, which are subject to employer matching contributions of up to 2% of the employee’s annual salary. The Company’s contributions are funded semi-monthly to the Plan administrator. Matching contributions of $0.3 million, $0.3 million and $0.2 million were contributed to the Plan in 2006, 2005 and 2004, respectively. The Company incurred administrative expenses related to the Plan of $10,250, $10,000 and $21,000 in 2006, 2005 and 2004, respectively.

15.	Contingencies

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

On January 11, 2006, the Company received a demand letter from the Texas Property and Casualty Insurance Guaranty Association (“TPCIGA”) for repayment of $199,737 in worker’s compensation payments allegedly made by TPCIGA on behalf of Company employees. The Company has also received other correspondence for repayment of $45,358 on the same basis. TPCIGA’s letter states that it has assumed responsibility for insureds of Reliance Insurance Company (“Reliance”), which was declared insolvent and ordered into liquidation in October of 2001 by the Commonwealth Court of Pennsylvania. Reliance had previously been the Company’s worker’s compensation carrier. TPCIGA’s demand letter states that under the Texas Insurance Code, TPCIGA is entitled to seek reimbursement from an insured for sums paid on its behalf if the insured’s net worth exceeds $50 million at the end of the year immediately proceeding the impaired insurer’s insolvency. In its demand letter, TPCIGA states that it pursues reimbursement of these payments from the Company pursuant to this “net worth” provision. The Company has requested additional information from TPCIGA to verify that the Company was indeed the employer of the individuals on whose behalf TPCIGA has paid claims. TPCIGA has not provided sufficient documentation at this time for the Company to fully evaluate these claims. On July 19, 2006, TPCIGA filed a petition in the 53rd Judicial District Court of Travis County, Texas seeking repayment of approximately $50,000 in claims and allocated loss adjustment expenses in connection with claims payable under the Reliance policy issued to the Company as well as future payments and attorneys’ fees. The Company is vigorously defending this lawsuit. The parties are currently discussing a settlement of all claims made by the TPCIGA against the Company.

The Company has other pending claims not mentioned above (“Other Claims”) incurred in the normal course of its business. Most of these Other Claims are believed by management to be covered by insurance, subject to normal reservations of rights by the insurance companies and possibly subject to certain exclusions in the applicable insurance policies. Whether or not covered by insurance, these Other Claims, in the opinion of management, based on advice of legal counsel, should not have a material effect on the consolidated financial statements of the Company if determined adversely to the Company.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Fair Value of Financial Instruments

The carrying amounts and fair values of financial instruments at December 31, 2006 and 2005 are as follows (in thousands):

	2006		2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$25,569	$25,569	$21,831	$21,831
Restricted cash	—	—	973	973
Interest rate lock	—	—	7,550	7,550
Notes payable	202,757	183,124	260,534	255,223

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

17.	Investments in Joint Ventures

The investments in joint ventures consists of the following (in thousands):

	December 31,
	2006	2005

SHPII/CSL member interest	$1,220	$1,401
Midwest I partnership interest	2,784	—
Midwest II partnership interest	1,249	—

	$5,253	$1,401

SHPII/CSL:  In December 2002, the Company acquired from affiliates of LCOR, Inc. (“LCOR”) its approximate 19% member interests in the four joint ventures which owned the Spring Meadows Communities, as well as loans made by LCOR to the joint ventures for $0.9 million in addition to funding $0.4 million for working capital and anticipated negative cash requirements of the communities. The Company’s interests in the four joint ventures that owned the Spring Meadows Communities included interests in certain loans to the ventures and an approximate 19% member interest in each venture. The Company recorded its initial advances of $1.3 million to the ventures as notes receivable as the amount assigned for the 19% member interests was nominal. The Company accounted for its investment in the Spring Meadows Communities under the equity method of accounting based on the provisions of the joint venture agreements and the Company recognized a loss in the equity of the Spring Meadows Communities of $0.1 million for the year ended December 31, 2004. The Company had the obligation to fund certain future operating deficits of the Spring Meadows Communities to the extent of its 19% member interest. No amounts were funded by the Company under this obligation.

In November 2004, the Company formed SHPII/CSL with SHPII. Effective as of November 30, 2004, SHPII/CSL acquired the Spring Meadows Communities which have a combined capacity of 698 residents. In connection with this acquisition the Company contributed $1.3 million for to SHPII/CSL for its 5% interest. The Company has managed the Spring Meadows Communities since the opening of each community in late 2000 and

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

early 2001 and continues to manage the communities under long-term management contracts with SHPII/CSL. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.1 million, $0.2 million and $13,000 in fiscal 2006, 2005 and 2004, respectively. The Company earned $1.1 million, $1.0 million and $0.1 million in management fees on the SHPII/CSL communities in fiscal 2006, 2005 and 2004, respectively.

Midwest I:  In January 2006, the Company announced the formation of a joint venture, Midwest I with GE Healthcare to acquire five senior housing communities from a third party. Midwest I is owned approximately 89% by GE Healthcare and 11% by the Company. The Company contributed $2.7 million for its interests in Midwest I. Midwest I paid approximately $46.9 million for the five communities. The five communities comprise 293 assisted living units with a resident capacity of 389. Effective as of February 1, 2006, Midwest I acquired four of the five communities and on March 31, 2006, Midwest I closed on the fifth community. The Company manages the five acquired communities under long-term management agreements with Midwest I. The Company accounts for its investment in Midwest I under the equity method of accounting and the Company recognized a loss in the equity of Midwest I of $9,000 in fiscal 2006. The Company earned $0.4 million in management fees on the Midwest I communities in fiscal 2006.

Midwest II:  In August 2006, the Company announced the formation of a joint venture, Midwest II, with GE Healthcare to acquire three senior housing communities from a third party. Midwest II is owned approximately 85% by GE Healthcare and 15% by the Company. The Company contributed $1.3 million for its interests in Midwest II. Midwest II paid approximately $38.2 million for the three communities. The three communities comprise 300 assisted living units with a resident capacity of 319. On August 11, 2006, Midwest II acquired the three senior living communities. The Company manages the three acquired communities under long-term management agreements with Midwest II. The Company accounts for its investment in Midwest II under the equity method of accounting and the Company recognized a loss in the equity of Midwest II of $0.1 million in fiscal 2006. The Company earned $0.2 million in management fees on the Midwest II communities in fiscal 2006.

18.	Allowance for Doubtful Accounts

The components of the allowance for doubtful accounts and notes receivable are as follows (in thousands):

	December 31,
	2006	2005	2004

Balance at beginning of year	$769	$717	$648
Provision for bad debts	121	258	198
Write-offs and other	(84)	(209)	(193)
Recoveries	1	3	64

Balance at end of year	$807	$769	$717

19.	Leases

The Company currently leases 23 senior living communities with certain real estate investment trusts (“REITs”). The lease terms are generally for ten years with renewal options for 10-20 years at the Company’s option. Under these lease agreements the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes.

The Ventas Lease Agreements, which cover nine senior living facilities, each have an initial term of approximately ten years, with two five year renewal extensions available at the Company’s option. The initial lease rate under each of the Ventas Lease Agreements was 8% and is subject to certain conditional escalation clauses which will be recognized when estimatable or incurred. The initial term on each of the leases expires in October 2015. The Company incurred $2.0 million in lease acquisition costs related to the Ventas Lease

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreements. These deferred lease acquisition costs are being amortized over the initial 10 year lease term and are included in facility lease expense in the Company’s statement of operations. The Company accounts for each of the Ventas Lease Agreements as operating leases.

The HCPI lease agreements, which cover 14 senior living facilities, each have an initial term of ten years, with two ten year renewal extensions available at the Company’s option. The initial lease rate under the HCPI Lease Agreements range from 7.75% to 8% and are subject to certain conditional escalation clauses which will be recognized when estimatable or incurred. The initial terms on the HCPI lease agreements expire on various dates through December 2016. The Company incurred $1.3 million in lease acquisition costs related to the HCPI lease agreements. These deferred lease acquisition costs are being amortized over the initial 10 year lease terms and are included in facility lease expense in the Company’s statement of operations. The Company accounts for each of the HCPI Lease Agreements as operating leases.

At December 31, 2006 and 2005, the Company had gross deferred lease costs of $3.3 million and $1.5 million, respectively. Accumulative amortization at December 31, 2006 and 2006 was $0.3 million and $37,000, respectively. Amortization expense is expected to be $0.3 million in each of the next five fiscal years.

In addition, the Company leases its corporate headquarters in Dallas, Texas, an office in New York City and various lease contracts for a duration of 5 years or less on autos, buses and office equipment. The lease on the Company headquarters expires in February 2008. The Company incurred $17.1 million, $2.6 million and $0.6 million in lease expense during fiscal 2006, 2005 and 2004, respectively. Future commitments as of December 31, 2006 are as follows (in thousands):

2007	$26,571
2008	26,165
2009	26,052
2010	25,990
2011	25,964
Thereafter	108,677

$239,419

20.	Subsequent Events

During the first quarter of fiscal 2007, the Company paid $5.0 million to KeyBank to retire the debt owed to KeyBank.

In March 2007, the Company executed a term sheet to refinance the debt on one of its senior living communities with Freddie Mac. The loan facility will be for $9.5 million with a term of ten years with a one year extension available at the Company’s options. The interest rate will be fixed at 125 basis points over the ten-year treasury for the first ten-years. The loan facility will require interest only payments in the first two years with principal amortized thereafter over a 25 year term.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Capital Senior Living Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Capital Senior Living Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Capital Senior Living Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Capital Senior Living Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Capital Senior Living Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Capital Senior Living Corporation as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2006 and 2004, and our report dated March 12, 2007 expressed an unqualified opinion thereon.

Ernst & Young LLP

Dallas, Texas
March 12, 2007

INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

Exhibit
Number			Description

*3	.1	—	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.1)
(c)3	.1.1	—	Amendment to Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.1)
*3	.2	—	Amended and Restated Bylaws of the Registrant (Exhibit 3.2)
(c)3	.2.1	—	Amendments to Amended and Restated Bylaws of the Registrant (Exhibit 3.2)
(p)3	.2.2	—	Amendment No. 2 to Amended and Restated Bylaws of the Registrant (Exhibit 3.2.2)
(t)4	.1	—	Rights Agreement, dated as of March 9, 2000, between Capital Senior Living Corporation and ChaseMellon Shareholder Services, L.L.C., which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock, $.01 par value, as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights as Exhibit C (Exhibit 4.1)
4.2		—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock, $.01 par value (included as Exhibit A to the Rights Agreement, which is Exhibit 4.1 hereto)
4.3		—	Form of Right Certificate (included as Exhibit B to the Rights Agreement, which is Exhibit 4.1 hereto)
4.4		—	Form of Summary of Rights (included as Exhibit C to the Rights Agreement, which is Exhibit 4.1 hereto)
4.5		—	Specimen of legend to be placed, pursuant to Section 3(c) of the Rights Agreement, on all new Common Stock certificates issued after March 20, 2000 and prior to the Distribution Date upon transfer, exchange or new issuance (included in Section 3(c) of the Rights Agreement, which is Exhibit 4.1 hereto)
(h)10	.1	—	1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation, as amended (Exhibit 4.1)
(h)10	.1.1	—	Form of Stock Option Agreement (Exhibit 4.2)
*10	.2	—	Amended and Restated Employment Agreement, dated as of May 7, 1997, by and between Capital Senior Living, Inc. and James A. Stroud (Exhibit 10.10)
*10	.3	—	Employment Agreement, dated as of November 1, 1996, by and between Capital Senior Living Corporation and Lawrence A. Cohen (Exhibit 10.11)
*10	.4	—	Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and David R. Brickman (Exhibit 10.12)
*10	.5	—	Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and Keith N. Johannessen (Exhibit 10.13)
*10	.6	—	Engagement Letter, dated as of June 30, 1997, by and between Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc. and Capital Senior Living Corporation (Exhibit 10.14)
(a)10	.7	—	Multifamily Note, dated December 4, 1997, of Gramercy Hill Enterprises in favor of Washington Mortgage Financial Group, Ltd. (Exhibit 2.5)
(a)10	.8	—	Multifamily Deed of Trust, dated December 4, 1997, among Gramercy Hill Enterprises, Ticor Title Insurance Company and Washington Mortgage Financial Group, Inc. (Exhibit 2.6)
(a)10	.9	—	Multifamily Note, dated October 28, 1998, of Capital Senior Living Properties 2-Gramercy, Inc. in favor of WMF Washington Mortgage Corp. (Exhibit 2.7)
(a)10	.10	—	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, dated October 28, 1998, among Capital Senior Living Properties 2-Gramercy, Inc., Chicago Title Insurance Company and WMF Washington Mortgage Corp. (Exhibit 2.8)
(b)10	.11	—	Employment Agreement, dated as of December 10, 1996, by and between Capital Senior Living, Inc. and Rob L. Goodpaster (Exhibit 10.50)

Exhibit
Number			Description

(b)10	.12	—	Form of Management Agreement by and between Capital Senior Living, Inc. and applicable Triad Entity (Exhibit 10.55)
(b)10	.13	—	Agreement of Limited Partnership of Triad Senior Living II, L.P. dated September 23, 1998 (Exhibit 10.57)
(b)10	.14	—	Agreement of Limited Partnership of Triad Senior Living III, L.P. dated November 10, 1998 (Exhibit 10.58)
(b)10	.15	—	Agreement of Limited Partnership of Triad Senior Living IV, L.P. dated December 22, 1998 (Exhibit 10.59)
(c)10	.16	—	First Amendment to Amended and Restated Employment Agreement of James A. Stroud, dated March 22, 1999, by and between James A. Stroud and Capital Senior Living Corporation (Exhibit 10.2)
(c)10	.17	—	Second Amendment to Amended and Restated Employment Agreement of James A. Stroud, dated May 31, 1999, by and between James A. Stroud and Capital Senior Living Corporation (Exhibit 10.3)
(c)10	.18	—	Employment Agreement, dated May 26, 1999, by and between Lawrence A. Cohen and Capital Senior Living Corporation (Exhibit 10.4)
(d)10	.19	—	Agreement and Plan of Merger, dated February 7, 1999, by and among Capital Senior Living Corporation, Capital Senior Living Acquisition, LLC, Capital Senior Living Trust I and ILM Senior Living, Inc. (Exhibit 99.1)
(e)10	.20	—	Agreement and Plan of Merger, dated February 7, 1999, by and among Capital Senior Living Corporation, Capital Senior Living Acquisition, LLC, Capital Senior Living Trust I and ILM II Senior Living, Inc. (Exhibit 99.1)
(f)10	.21	—	Amended and Restated Agreement and Plan of Merger, dated October 19, 1999, by and among Capital Senior Living Corporation, Capital Senior Living Acquisition, LLC and ILM Senior Living, Inc. (Exhibit 1)
(g)10	.22	—	Amended and Restated Agreement and Plan of Merger, dated October 19, 1999, by and among Capital Senior Living Corporation, Capital Senior Living Acquisition, LLC and ILM II Senior Living, Inc. (Exhibit 1)
(i)10	.23	—	Employment Agreement, dated May 25, 1999, by and between Ralph A. Beattie and Capital Senior Living Corporation (Exhibit 10.76)
(i)10	.24	—	Consulting/Severance Agreement, dated May 20, 1999, by and between Jeffrey L. Beck and Capital Senior Living Corporation (Exhibit 10.77)
(i)10	.25	—	Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, L.P. (Exhibit 10.78)
(o)10	.25.1	—	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, LP. (Exhibit 10.105)
(j)10	.26	—	First Amendment to Triad II Partnership Agreement (Exhibit 10.4)
(j)10	.27	—	Assignment of Note, Liens and Other Loan Documents between Fleet National Bank and CSLI (Exhibit 10.6)
(k)10	.28	—	Second Amendment to Amended and Restated Agreement and Plan of Merger, dated November 28, 2000 (Exhibit 10.1)
(k)10	.29	—	First Amendment to Agreement, dated November 28, 2000 (Exhibit 10.2)
(l)10	.30	—	Assignment of Partnership Interest, dated as of October 1, 2000, by and between Capital Senior Living Properties, Inc., a Texas corporation, and Triad Senior Living, Inc., a Texas limited partnership (Exhibit 10.87)
(l)10	.31	—	Assignment of Partnership Interest, dated as of October 1, 2000, by and between Capital Senior Living Properties, Inc., a Texas corporation, and Triad Senior Living II, L.P., a Texas limited partnership (Exhibit 10.88)

Exhibit
Number			Description

(l)10	.32	—	Assignment of Partnership Interest, dated as of October 1, 2000, by and between Capital Senior Living Properties, Inc., a Texas corporation, and Triad Senior Living III, L.P., a Texas limited partnership (Exhibit 10.89)
(l)10	.33	—	Assignment of Partnership Interest, dated as of October 1, 2000, by and between Capital Senior Living Properties, Inc., a Texas corporation, and Triad Senior Living IV, L.P., a Texas limited partnership (Exhibit 10.90)
(l)10	.34	—	Assignment of Partnership Interest, dated as of October 1, 2000, by and between Capital Senior Living Properties, Inc., a Texas corporation, and Triad Senior Living V, L.P., a Texas limited partnership (Exhibit 10.91)
(m)10	.35	—	BRE/CSL LLC Agreement (Exhibit 10.92)
(m)10	.36	—	BRE/CSL Management Agreement (Amberleigh) (Exhibit 10.93)
(m)10	.37	—	Third Amendment to Amended and Restated Employment Agreement of James A. Stroud, dated May 31, 1999, by and between James A. Stroud and Capital Senior Living Corporation (Exhibit 10.96)
(n)10	.38	—	Amended and Restated Limited Liability Company Agreement of BRE/CSL Portfolio L.L.C., dated as of June 13, 2002 among BRE/CSL Holdings L.L.C., Capital Senior Living A, Inc. and Capital Senior Living Properties, Inc. (Exhibit 10.97)
(o)10	.39	—	Support Agreement dated as of September 11, 2002 by and between Capital Senior Living, Inc., Triad I, Triad II, Triad III, Triad IV and Triad V. (Exhibit 10.102)
(p)10	.40	—	Fourth Amendment to Amended and Restated Employment Agreement of James A. Stroud, dated January 17, 2003 by and between James A. Stroud and Capital Senior Living Corporation (Exhibit 10.105)
(p)10	.41	—	Second Amendment to the Employment Agreement of Lawrence A. Cohen, dated January 27, 2003 by and between Lawrence A. Cohen and Capital Senior Living Corporation (Exhibit 10.106)
(p)10	.42	—	First Amendment to the Employment Agreement of Keith N. Johannessen, dated January 17, 2003 by and between Keith N. Johannessen and Capital Senior Living Corporation (Exhibit 10.107)
(p)10	.43	—	First Amendment to the Employment Agreement of Ralph A. Beattie, dated January 21, 2003 by and between Ralph A. Beattie and Capital Senior Living Corporation (Exhibit 10.108)
(p)10	.44	—	Second Amendment to the Employment Agreement of David R. Brickman, dated January 27, 2003 by and between David R. Brickman and Capital Senior Living Corporation (Exhibit 10.109)
(p)10	.45	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living I, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.110)
(p)10	.45.1	—	Amended and Restated Draw Promissory Note (Fairfield), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.111.1)
(p)10	.45.2	—	Amended and Restated Draw Promissory Note (Oklahoma City), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.111.2)
(p)10	.45.3	—	Amended and Restated Draw Promissory Note (Plano), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.111.3)
(p)10	.46	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living III, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.112)
(p)10	.47	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living IV, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.113)
(p)10	.48	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living V, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.114)
(p)10	.49	—	Form of Partnership Interest Purchase Agreements, dated as of March 25, 2003, between Capital Senior Living Properties, Inc. and the Triad Entities (with the exception of Triad I), regarding the exercise of the Company’s options to purchase the partnership interests in the Triad Entities (with the exception of Triad I) owned by non-Company parties. (Exhibit 10.115)

Exhibit
Number			Description

(p)10	.50	—	Assignment and Assumption Agreement, dated as of December 20, 2002, among LCOR entities, Capital Senior Living Properties 4, Inc. and owners, regarding 4 Spring Meadows Properties. (Exhibit 10.116)
(q)10	.51	—	BRE/CSL II L.L.C. Limited Liability Company Agreement. (Exhibit 10.2)
(r)10	.52	—	Third Amendment to the Employment Agreement of Lawrence A. Cohen. (Exhibit 10.1)
(s)10	.53	—	Stock Purchase Agreement dated July 30, 2004, by and between Capital Senior Management 1, Inc. and Covenant Group of Texas, Inc. (Exhibit 10.1)
(u)10	.54	—	Amendment to Stock Purchase Agreement, dated August 17, 2004, by and between Covenant Group of Texas, Inc. and Capital Senior Management 1, Inc. (Exhibit 10.1)
(u)10	.55	—	Promissory Note, dated August 18, 2004, by Capital Senior Management 1, Inc. in favor of Covenant Group of Texas, Inc. (Exhibit 10.2)
(u)10	.56	—	Security Agreement, dated as of August 18, 2004, by and between Covenant Group of Texas, Inc. and Capital Senior Management 1, Inc. (Exhibit 10.3)
(u)10	.57.1	—	Right of First Refusal Agreement, dated August 18, 2004, by and between Covenant Place of Abilene, Inc. and Capital Senior Living Acquisition, LLC (Exhibit 10.4.1)
(u)10	.57.2	—	Schedule identifying substantially identical agreements to Exhibit 10.57.1 (Exhibit 10.4.2)
(u)10	.58.1	—	Option to Purchase, dated as of August 18, 2004, by and between Covenant Place of Abilene, Inc. and Capital Senior Living Acquisition, LLC (Exhibit 10.5.1)
(u)10	.58.2	—	Schedule identifying substantially identical agreements to Exhibit 10.58.1 (Exhibit 10.5.2)
(v)10	.59	—	Form of Restricted Stock Award Under the 1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Exhibit 10.1)
(w)10	.60	—	Assignment, dated November 30, 2004, by and between LB Triad Inc. and Capital Senior Living Properties, Inc. (Exhibit 10.97)
(w)10	.61	—	Assignment of Partnership Interest, dated November 30, 2004, by Triad Senior Living, Inc. in favor of Capital Senior Living Properties 5, Inc. (Exhibit 10.98)
(w)10	.62	—	Termination and Mutual Release Agreement, dated as of November 30, 2004, by and between Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc., LB Triad Inc. and Capital Senior Living Corporation, Capital Senior Living Properties, Inc. and Triad Senior Living I, L.P. (Exhibit 10.99)
(x)10	.63	—	Master Lease Agreement, dated June 30, 2005, between Ventas Amberleigh, LLC and Capital Senior Management 2, Inc. (Exhibit 10.1)
(x)10	.64	—	Schedule identifying substantially identical agreements to Exhibit 10.63 (Exhibit 10.2)
(y)10	.65	—	Loan Agreement, dated July 18, 2005, by Capital Senior Living Peoria, LLC and GMAC Commercial Mortgage Bank (Exhibit 10.1)
(y)10	.66	—	Schedule identifying substantially identical agreements to Exhibit 10.65 (Exhibit 10.2)
(z)10	.67	—	Master Lease Agreement, dated October 18, 2005, between Ventas Georgetowne, LLC and Capital Senior Management 2, Inc. (Exhibit 10.1)
(aa)10	.68	—	Contract of Acquisition, dated as of March 7, 2006, between Health Care Property Investors, Inc. and Capital Senior Living Properties 2 — Crosswood Oaks, Inc., Capital Senior Living Properties 2 — Tesson Heights, Inc. and Capital Senior Living Properties 2 — Veranda Club, Inc. (Exhibit 10.1)
(aa)10	.69	—	Contract of Acquisition, dated as of March 7, 2006, between Texas HCP Holding, L.P. and Capital Senior Living Acquisition, LLC (Exhibit 10.2)
(aa)10	.70	—	Agreement of Purchase and Sale of Real Property, dated March 10, 2006, by and between Covenant Place of Abilene, Inc. and Capital Senior Living Acquisition, LLC (Exhibit 10.3)
(aa)10	.71	—	Schedule identifying substantially identical agreements to Exhibit 10.70 (Exhibit 10.4)
(bb)10	.72	—	Master Lease Agreement, dated May 31, 2006, between subsidiaries of the Company and HCP (Exhibit 10.1)

Exhibit
Number			Description

(bb)10	.73	—	Lease, dated May 31, 2006, between subsidiaries of the Company and HCP regarding the Crosswood Oaks Facility in Citrus Heights, California (Exhibit 10.2)
(bb)10	.74	—	Schedule identifying substantially identical agreements to Exhibit 10.73 (Exhibit 10.3)
(cc)10	.75	—	Multifamily Note, dated June 9, 2006, executed by Triad Senior Living II, L.P. in favor of Capmark. (Exhibit 10.1)
(cc)10	.76	—	Schedule identifying substantially identical agreements to Exhibit 10.75 (Exhibit 10.2)
(cc)10	.77	—	Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing, dated June 9, 2006, by Triad Senior Living II, L.P. to Ed Stout, as trustee, for the benefit of Capmark. (Exhibit 10.3)
(cc)10	.78	—	Schedule identifying substantially identical agreements to Exhibit 10.77. (Exhibit 10.4)
(dd)10	.79	—	Loan Agreement, dated June 20, 2006, by and between Triad Senior Living III, L.P. and Capmark Bank. (Exhibit 10.1)
(ee)16	.1	—	Letter from KPMG LLP, dated October 9, 2006, to the Securities and Exchange Commission relating to the change in certifying accountants. (Exhibit 16.1)
(ff)21	.1	—	Subsidiaries of the Company
(ff)23	.1	—	Consent of KPMG LLP
(ff)23	.2	—	Consent of Ernst & Young LLP
(ff)31	.1	—	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
(ff)31	.2	—	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
(ff)32	.1		Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(ff)32	.2		Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to exhibit from the Registration Statement No. 333-33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.

(a)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated October 28, 1998, filed by the Company with the Securities and Exchange Commission.

(b)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.

(c)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.

(d)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated February 7, 1999, filed by the Company with the Securities and Exchange Commission.

(e)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated February 7, 1999, filed by the Company with the Securities and Exchange Commission.

(f)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated October 19, 1999, filed by the Company with the Securities and Exchange Commission.

(g)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated October 19, 1999, filed by the Company with the Securities and Exchange Commission.

(h)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Registration Statement on Form S-8, filed on December 3, 1999, by the Company with Securities and Exchange Commission.

(i)	Incorporated by reference to the exhibit shown in parenthesis from the Company’s Annual Report on Form 10-K, dated March 30, 2000, filed by the Company with the Securities and Exchange Commission.

(j)	Incorporated by reference to the exhibit shown in parenthesis from the Company’s Current Report on Form 8-K, dated August 15, 2000, filed by the Company with the Securities and Exchange Commission.

(k)	Incorporated by reference to the exhibit shown in parenthesis from the Company’s Current Report on Form 8-K, dated November 28, 2000, filed by the Company with the Securities and Exchange Commission.

(l)	Incorporated by reference to the exhibit shown in parenthesis from the Company’s Annual Report on Form 10-K, dated March 20, 2001, filed by the Company with the Securities and Exchange Commission.

(m)	Incorporated by reference to the exhibit shown in parenthesis from the Company’s Annual Report on Form 10-K, dated March 26, 2002, filed by the Company with the Securities and Exchange Commission.

(n)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, filed by the Company with the Securities and Exchange Commission.

(o)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed by the Company with the Securities and Exchange Commission.

(p)	Incorporated by reference to the exhibit shown in parenthesis from the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.

(q)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, filed by the Company with the Securities and Exchange Commission.

(r)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed by the Company with the Securities and Exchange Commission.

(s)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed by the Company with the Securities and Exchange Commission.

(t)	Incorporated by reference to the exhibit of corresponding number from the Company’s Current Report on Form 8-K, dated March 9, 2000, filed by the Company with the Securities and Exchange Commission

(u)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated August 23, 2004, filed by the Company with the Securities and Exchange Commission.

(v)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated February 10, 2005, filed by the Company with the Securities and Exchange Commission.

(w)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

(x)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K/A, dated June 30, 2005, filed by the Company with the Securities and Exchange Commission on July 11, 2005.

(y)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated July 18, 2005, filed by the Company with the Securities and Exchange Commission.

(z)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated October 18, 2005, filed by the Company with the Securities and Exchange Commission.

(aa)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated March 7, 2006, filed by the Company with the Securities and Exchange Commission.

(bb)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.

(cc)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated June 9, 2006, filed by the Company with the Securities and Exchange Commission.

(dd)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated June 20, 2006, filed by the Company with the Securities and Exchange Commission.

(ee)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated October 3, 2006, filed by the Company with the Securities and Exchange Commission.

(ff)	Filed herewith.