Form 10-Q
period 2007-03-31
CAPITAL SENIOR LIVING CORP
filed 2007-05-09
CIK 1043000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
(972) 770-5600
(Registrant’s telephone number, including area code)
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 4, 2007, the Registrant had 26,458,057 outstanding shares of its Common Stock, $0.01 par value.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$20,521	$25,569
Accounts receivable, net	6,422	3,838
Accounts receivable from affiliates	276	784
Federal and state income taxes receivable	527	241
Deferred taxes	672	672
Assets held for sale	1,611	2,034
Property tax and insurance deposits	5,678	6,460
Prepaid expenses and other	4,005	3,493

Total current assets	39,712	43,091

Property and equipment, net	312,278	313,569
Deferred taxes	15,530	15,448
Investments in limited partnerships	5,375	5,253
Other assets, net	15,420	17,127

Total assets	$388,315	$394,488

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,801	$3,566
Accrued expenses	8,942	11,224
Current portion of notes payable	3,995	6,110
Current portion of deferred income	4,775	4,306
Customer deposits	2,361	2,478

Total current liabilities	22,874	27,684

Deferred income	25,605	26,073
Notes payable, net of current portion	194,452	196,647
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares — 65,000
Issued and outstanding shares — 26,459,and 26,424 in 2006 and 2005, respectively	265	264
Additional paid-in capital	127,827	127,448
Retained earnings	17,292	16,372

Total shareholders’ equity	145,384	144,084

Total liabilities and shareholders’ equity	$388,315	$394,488

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Resident and health care revenue	$41,305	$31,396
Unaffiliated management services revenue	88	411
Affiliated management services revenue	539	308
Community reimbursement revenue	4,294	4,442

Total revenues	46,226	36,557
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization shown below)	25,385	20,222
General and administrative expenses	3,135	2,886
Facility lease expense	6,525	2,128
Stock-based compensation expense	251	169
Depreciation and amortization	2,745	3,257
Community reimbursement expense	4,294	4,442

Total expenses	42,335	33,104

Income from operations	3,891	3,453
Other income (expense):
Interest income	151	70
Interest expense	(3,285)	(5,224)
Gain on sale of assets	872	197
Write-off of deferred loan costs	(187)	(105)
Other income	55	54

Income (loss) before income taxes	1,497	(1,555)
(Provision) benefit for income taxes	(577)	556

Net income (loss)	$920	$(999)

Per share data:
Basic income (loss) per share	$0.04	$(0.04)

Diluted income (loss) per share	$0.03	$(0.04)

Weighted average shares outstanding — basic	26,149	25,940

Weighted average shares outstanding — diluted	26,636	25,940

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2007	2006
Operating Activities
Net income (loss)	$920	$(999)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,733	3,114
Amortization	12	143
Amortization of deferred financing charges	120	324
Amortization of deferred lease costs	85	38
Amortization of imputed interest	44	55
Deferred income from affiliates	—	16
Deferred income	410	441
Deferred income taxes	(147)	(1,049)
Equity in the earnings of unconsolidated affiliates	(55)	(54)
Gain on sale of assets	(872)	(197)
Provision for bad debts	(25)	24
Write-off of deferred loan costs	187	105
Stock based compensation expense	251	169
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,559)	(114)
Accounts receivable from affiliates	508	(84)
Property tax and insurance deposits	782	(465)
Prepaid expenses and other	(512)	747
Other assets	1,685	(1,665)
Accounts payable	(765)	(336)
Accrued expenses	(2,281)	(1,149)
Federal and state income taxes receivable/payable	(286)	412
Customer deposits	(117)	(10)

Net cash provided by (used in) operating activities	118	(534)

Investing Activities
Capital expenditures	(1,442)	(1,096)
Proceeds from the sale of assets	885	29,153
Net (investment in) distributions from limited partnerships	(67)	(2,722)

Net cash (used in) provided by investing activities	(624)	25,335

Financing Activities
Proceeds from notes payable	9,500	—
Repayments of notes payable	(13,854)	(19,094)
Restricted cash	—	973
Cash proceeds from the exercise of stock options	129	46
Excess tax benefits on stock options exercised	65	22
Cash paid to settle interest rate lock agreement	—	(1,823)
Deferred financing charges paid	(382)	(493)

Net cash used in financing activities	(4,542)	(20,369)

(Decrease) increase in cash and cash equivalents	(5,048)	4,432
Cash and cash equivalents at beginning of period	25,569	21,831

Cash and cash equivalents at end of period	$20,521	$26,263

Supplemental Disclosures
Cash paid during the period for:
Interest	$3,411	$5,097

Income taxes	$946	$82

Non-cash transactions:
Conversion of interest rate cap agreement to notes payable	$—	$5,727

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
1. BASIS OF PRESENTATION
Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior living communities throughout the United States. As of March 31, 2007, the Company operated 64 senior living communities in 23 states with an aggregate capacity of approximately 9,500 residents, including 25 senior living communities which the Company owned, 12 senior living communities in which the Company had an ownership interest, 23 senior living communities that the Company leased and four senior living communities it managed for third parties. As of March 31, 2007, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. The Company accounts for significant investments in unconsolidated affiliated companies using the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.
The accompanying consolidated balance sheet, as of December 31, 2006, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2006, and the accompanying unaudited consolidated financial statements, as of March 31, 2007 and 2006, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.
In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2007, results of operations and cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results for the year ending December 31, 2007.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Investments in Joint Ventures
The Company accounts for its investments in joint ventures under the equity method of accounting. The Company is the general partner in two joint ventures and owns member interests in a third joint venture. The Company has not consolidated these joint venture interests because the Company has concluded that the limited partners or the other members of each joint venture has substantive kick-out rights or substantive participating rights as defined in EITF Issue 04-05 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” (“EITF 04-05”). Under the equity method of accounting the Company records its investments in joint ventures at cost and adjusts each such investment for its share of earnings and losses of the joint venture.
Assets Held for Sale
The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The Company has three parcels of land held for sale at March 31, 2007. The fair value of these properties is generally determined based on market rates, industry trends and recent comparable sales transactions. The actual sales price of these assets could differ significantly from the Company’s estimates.
In June 2006, the Company acquired a senior living community in Arlington, Texas, (“Meadow View”) from the Covenant Group of Texas, Inc. (“Covenant”) and classified Meadow View as held for sale at June 30, 2006 and estimated at that time that the community had an aggregate fair value, net of costs of disposal, of $2.4 million. In July 2006, the Company sold Meadow View to an unrelated third party for $2.6 million, resulting in net proceeds to the Company of approximately $2.4 million.

In March 2007, the Company sold one parcel of land located in Baton Rouge, Louisiana that had been classified as held for sale. The land parcel sold for $0.5 million, net of closing costs, resulting in a gain on sale of approximately $0.1 million and net proceeds of approximately $0.5 million.
The Company estimates the three parcels of land that were held for sale at March 31, 2007 have an aggregate fair value, net of costs of disposal, that exceeds the carrying value of $1.6 million. The amounts that the Company will ultimately realize could differ materially from this estimate.
Leases Accounting
The Company determines whether to account for its leases as either operating, capital or financing leases depending on the underlying terms of the lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of March 31, 2007, the Company leased 23 communities and classified each of these leases as an operating lease. The Company incurs lease acquisition costs and amortizes these costs over the term of the lease agreement. Facility lease expense in the Company’s statement of operations includes the actual rent paid plus amortization expense relating to leasehold acquisition costs.
Certain leases entered into by the Company qualified as sale/leaseback transactions under the provisions of Financial Accounting Standards No. 98, “Accounting for Leases” (“FAS 98”) and, as such, any related gains have been deferred and are being amortized over the lease term. The amortization of the deferred gains is included in gain on sale of assets in the statement of operations.
Financial Instruments
Effective January 31, 2005, the Company entered into an interest rate cap agreement with a commercial bank to reduce the impact of increases in interest rates on the Company’s variable rate loans. One interest rate cap agreement effectively limits the interest rate exposure on the notional amount to a maximum London Interbank Offered Rate (“LIBOR”) of 5%, as long as one-month LIBOR is less than 7%. If one-month LIBOR is greater than 7%, the agreement effectively limits the interest rate on the same notional amount to a maximum LIBOR of 7%. This interest rate cap agreement has $33 million of notional amounts left and expires on January 31, 2008. During the three months ended March 31, 2007, the Company received $28,000 under the terms of this interest rate cap agreement and recorded the amount received as a reduction in interest expense. The cost of this agreement is being amortized to interest expense over the life of the agreement.
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
Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share considers the dilutive effect of outstanding options and non-vested stock calculated using the treasury stock method. Due to net losses in the three months ended March 31, 2006, no common stock equivalents were considered in the calculation of diluted earnings per share.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except for per share amounts):

	Three Months Ended
	March 31,
	2007	2006
Net income (loss)	$920	$(999)

Weighted average shares outstanding – basic	26,149	25,940
Effects of dilutive securities:
Employee equity compensation plans	487	—

Weighted average shares outstanding – diluted	26,636	25,940

Basic income (loss) per share	$0.04	$(0.04)

Diluted income (loss) per share	$0.03	$(0.04)

Reclassifications
Certain reclassifications have been made to prior year quarterly amounts to conform to year end and current year presentation. The Company’s income statements now separately reflect community reimbursement revenue and expense. Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred,” and EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” management concluded during the fourth quarter of fiscal 2006 that the accounting for certain reimbursements (primarily salaries and related overhead charges) related to joint venture and third party community operations should be presented on a grossed up basis versus a net expense basis. Accordingly, the Company has classified these expense reimbursements as community reimbursement revenue and community reimbursement expense in the consolidated statements of operations for the three months ended March 31, 2006 in order to be consistent with the current presentation for the three months ended March 31, 2007. This classification resulted in an increase in total revenues and total operating expenses from the amounts previously reported of $4.4 million for the three months ended March 31, 2006. This reclassification had no impact on operating income, net income, earnings per share or stockholders’ equity.
3. TRANSACTIONS WITH AFFILIATES
SHPII/CSL
The Company accounts for its investment in four joint ventures (collectively “SHPII/CSL”) under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.1 million in each of the three months ended March 31, 2007 and 2006. In addition, the Company earned $0.3 million in management fees on the four senior living communities owned by SHPII/CSL (the “Spring Meadows Communities”) in each of the three months ended March 31, 2007 and 2006.
Midwest I
The Company accounts for its investment in Midwest Portfolio Holdings, LP (“Midwest I”) under the equity method of accounting and the Company recognized earnings in the equity of Midwest I of $27,000 and $2,000 in the three months ended March 31, 2007 and 2006, respectively. The Company earned $0.1 million and $49,000 in management fees on the five communities owned by Midwest I in the three months ended March 31, 2007 and 2006, respectively. Midwest I has not completed its analysis of the purchase price of the five communities it acquired in fiscal 2006 and therefore the Company’s equity information disclosed above should be considered preliminary.
Midwest II
The Company formed Midwest Portfolio Holdings II, LP (“Midwest II”) in fiscal 2006 and accounts for its investment in Midwest II under the equity method of accounting. The Company recognized a loss in the equity of Midwest II of $24,000 in the three months ended March 31, 2007. The Company earned $0.1 million in management fees on the three communities owned by Midwest II in the three months ended March 31, 2007. Midwest II has not completed its analysis of the purchase price of the three communities it acquired in fiscal 2006 and therefore the Company’s equity information disclosed above should be considered preliminary.
BRE/CSL
In March 2007, the Company received a final distribution from three joint ventures (collectively “BRE/CSL”) of $0.4 million relating to the sale of the six communities owned by BRE/CSL to Ventas Healthcare Properties, Inc. (“Ventas”). This distribution resulted in the recognition of an additional gain of $0.4 million, which has been deferred and is being amortized in the Company’s statement of operations over the remaining initial lease term.
4. DEBT REFINANCINGS
On March 21, 2007, the Company refinanced $9.5 million of mortgage debt on one of its senior living communities (“Gramercy Hill”) with Federal Home Loan Mortgage Corporation (“Freddie Mac”). As part of the refinancing, the Company received approximately $2.1 million in cash proceeds, net of closing costs. The new mortgage loan has a ten-year term with a one-year extension available at the Company’s option, interest fixed at 5.75% and requires interest only payments in the first two years with principal amortized thereafter over a 25-year term. The Company incurred $0.2 million in deferred financing costs related to this loan, which is being amortized over ten years. In addition, as part of this refinancing, the Company wrote-off $13,000 in deferred loan costs and paid $0.2 million in loan exit fees to the prior lender. The loan exit fees are a component of write-off of deferred loan costs in the accompanying statement of operations.
On June 9, 2006, the Company refinanced $110.0 million of mortgage debt on 15 senior living communities with the Freddie Mac. As part of the refinancing, the Company repaid approximately $14.8 million of mortgage debt on the 15 communities. The new mortgage loans each have a ten-year term with interest rates fixed at 6.29% for the first nine years and with principal amortized over a 25-year term. At the beginning of the tenth year, the loans will convert to a floating interest rate to provide flexibility regarding financing alternatives. The loans are cross-collateralized and cross-defaulted with release provisions. The Company incurred $1.9 million in deferred financing costs related to these loans, which is being amortized over ten years. In addition, the Company wrote-off $0.8 million in deferred loan costs on the loans refinanced and paid $0.2 million in loan exit fees to the prior lender.
On June 20, 2006, the Company refinanced $33.0 million of mortgage debt on four senior living communities with Capmark Finance Inc. (“Capmark”). The new mortgage loans have a three-year term plus options for two one-year extensions at the Company’s option with variable interest rates tied to the 30-day LIBOR plus a spread of 260 basis points. Principal is being amortized over a 25-year term. The Company has an interest rate cap in place thru January 2008, which limits the maximum rate on these loans to approximately 7.60%. The loans are cross-collateralized and cross-defaulted with release provisions. The Company incurred $0.5 million in deferred financing costs related to these loans, which is being amortized over three years. In addition, the Company wrote-off $14,000 in deferred loan costs on the loans refinanced and paid $0.5 million in loan exit fees to the prior lender.
5. NEW ACCOUNTING STANDARDS
Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). In July 2006, FASB issued FIN 48, which became effective for the Company on January 1, 2007. This standard clarifies the accounting for income tax benefits that are uncertain in nature. Under FIN 48, a company is required to recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. This accounting standard also provides guidance on thresholds, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. Under the transition guidance for implementing FIN 48, any required cumulative-effect adjustment was required to be recorded to retained earnings as of January 1, 2007. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. The Company is not subject to income tax examinations for tax years prior to 2003. The adoption of FIN 48 did not have a material effect on the Company’s results of operations or financial position.
FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). In September 2006, FASB issued FAS 157, which will become effective for the Company on January 1, 2008. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. The impact, if any, to the Company from the adoption of FAS 157 in 2008 will depend on the Company’s assets and liabilities at the time that they are required to be measured at fair value.
6. STOCK-BASED COMPENSATION
The 1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (as amended, the “1997 Plan”), provides for the grant of restricted stock awards and stock options to purchase shares of the Company’s common stock. The 1997 Plan authorizes the

Company to issue 2.6 million shares of common stock and the Company has reserved 1.6 million shares of common stock for future issuance under the 1997 Plan.
Stock Options
The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for employees, officers and directors and to align stockholder and employee interest. The Company’s options generally vest over one to five years and the related expense is amortized on a straight-line basis over the vesting period.
A summary of the Company’s stock option activity and related information for the three months ended March 31, 2007 is presented below:

	Outstanding at
	Beginning of				Outstanding	Options
	Period	Granted	Exercised	Forfeited	End of Period	Exercisable
Shares	1,026,682	—	28,616	2,000	996,066	971,566
Weighted average price	$4.80	$—	$4.48	$4.50	$4.81	$4.73
The options outstanding and the options exercisable at March 31, 2007 had an intrinsic value of $6.8 million and $6.7 million, respectively.
Restricted Stock
The Company grants restricted stock under the 1997 Plan and the 1997 Plan provides for the restricted stock to be awarded to employees and officers. Restricted stock granted generally vests over a period of three and one half to four years but such awards are considered outstanding at the time of grant, since the holders thereof are entitled to dividends and voting rights.
A summary of the Company’s restricted stock awards activity and related information for the three months ended March 31, 2007, is presented below:

	Outstanding at
	Beginning of				Outstanding
	Period	Issued	Vested	Forfeited	End of Period
Shares	283,445	10,000	3,500	3,750	286,195
The restricted stock outstanding at March 31, 2007 had an intrinsic value of $3.3 million.
During the three months ended March 31, 2007, the Company awarded 10,000 shares of restricted common stock to certain employees of the Company. The average market value of the common stock on the date of grant was $10.41. These awards of restricted shares vest over a four-year period and had an intrinsic value of $0.1 million on the date of issue.
Stock Based Compensation
The Company accounts for share-based compensation under the principles of Financial Accounting Standards No. 123 (revised) (“FAS 123R”). The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock. The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk free interest rate. The expected volatility used by the Company is based primarily on an analysis of historical prices of the Company’s common stock. The expected term of options granted is based primarily on historical exercise patterns on the Company’s outstanding stock options. The risk free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not currently plan to pay dividends on its common stock and therefore has used a dividend yield of zero in determining the fair value of its awards. The option forfeiture rate assumption used by the Company, which affects the expense recognized as opposed to the fair value of the award, is based primarily on the Company’s historical option forfeiture patterns.

The following table presents the Company’s assumptions utilized to estimate the grant date fair value of stock options:

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Expected volatility	51-58%	54-63%
Expected dividend yield	0%	0%
Expected term in years	7.5	7.5
Risk free rate	4.3-5.1%	4.6-6.5%
Expected forfeiture rate	2.0%	8.0%
The Company has total stock-based compensation expense of $1.8 million not recognized as of March 31, 2007 and expects this expense to be recognized over approximately a four-year period.
7. CONTINGENCIES
In April 2005, the Company filed a claim before the American Arbitration Association in Dallas, Texas against a former brokerage consultant and her company (collectively, “Respondents”) for (1) a declaratory judgment that it has fulfilled certain obligations to Respondents under contracts the parties had signed related to the acquisition by the Company of all the outstanding stock of CGI Management, Inc. (“CGIM”), a wholly owned subsidiary of Covenant, (2) damages resulting from alleged breach of a confidentiality provision, and (3) damages for unpaid referral fees. Respondent filed a counterclaim for causes of action including breach of contract, duress, and undue infliction of emotional distress. In March 2006, the claim and counterclaim were settled.
On January 11, 2006, the Company received a demand letter from the Texas Property and Casualty Insurance Guaranty Association (“TPCIGA”) for repayment of $199,737 in worker’s compensation payments allegedly made by TPCIGA on behalf of Company employees. The Company has also received other correspondence for repayment of $45,358 on the same basis. TPCIGA’s letter states that it has assumed responsibility for insureds of Reliance Insurance Company (“Reliance”), which was declared insolvent and ordered into liquidation in October of 2001 by the Commonwealth Court of Pennsylvania. Reliance had previously been the Company’s worker’s compensation carrier. The Company had requested additional information from TPCIGA to verify that the Company was indeed the employer of the individuals on whose behalf TPCIGA had paid claims. TPCIGA had not provided sufficient documentation at that time for the Company to fully evaluate such claims. On July 19, 2006, TPCIGA filed a petition in the 53rd Judicial District Court of Travis County, Texas seeking repayment of approximately $50,000 in claims and allocated loss adjustment expenses in connection with claims payable under the Reliance policy issued to the Company as well as future payments and attorneys’ fees. On March 1, 2007, the Company and TPCIGA settled all claims between the parties.
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
8. SUBSEQUENT EVENTS
On April 11, 2007, Healthcare Properties Investors, Inc. (“HCPI”) acquired a senior living community (“Crescent Place”) previously owned by Covenant and managed by the Company in a transaction valued at approximately $8.0 million and immediately leased Crescent Place to the Company. The lease has an initial term of ten years, with two ten-year renewal extensions available at the Company’s option. The initial lease rate was 7.25% and is subject to certain conditional escalation clauses. The Company expects to account for this lease as an operating lease. The Company’s previous management agreement with Covenant was terminated.
On April 26, 2007, the Company entered into a purchase and sale agreement to sell one of its communities for $10.0 million subject to certain purchase price adjustments set forth in the purchase and sale agreement. The buyer has a 45-day due diligence period and a one time option to extend the due diligence period for an additional 45 days in order to obtain financing. The date for closing the purchase and sale would be on or before 30 days after the expiration of the due diligence period.
On May 3, 2007, the Company refinanced $30.0 million of mortgage debt on four senior living communities with Federal National Mortgage Association (“Fannie Mae”). The new mortgage loans have a ten-year term, interest fixed at 5.91% with principal amortized over a 30-year term. The new loans will replace $32.7 million of variable rate debt with an effective interest rate of 7.6%.

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
Overview
The following discussion and analysis addresses (i) the Company’s results of operations for the three months ended March 31, 2007 and 2006, respectively, and (ii) liquidity and capital resources of the Company and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report.
The Company is one of the largest operators of senior living communities in the United States. The Company’s operating strategy is to provide quality senior living services to its residents, while achieving and sustaining a strong, competitive position within its chosen markets, as well as to continue to enhance the performance of its operations. The Company provides senior living services to the elderly, including independent living, assisted living, skilled nursing and home care services.
As of March 31, 2007, the Company operated 64 senior living communities in 23 states with an aggregate capacity of approximately 9,500 residents, including 25 senior living communities which the Company owned, 12 senior living communities in which the Company had an ownership interest, 23 senior living communities that the Company leased and four senior living communities it managed for third parties. As of March 31, 2007, the Company also operated one home care agency.
Management Agreements
As of March 31, 2007, the Company managed 12 communities owned by joint ventures in which the Company has a minority interest and four communities owned by third parties. For communities owned by joint ventures and third parties, the Company typically receives a management fee of 5% of gross revenues. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community.
The Company believes that the factors affecting the financial performance of communities managed under contracts with third parties do not vary substantially from the factors affecting the performance of owned and leased communities, although there are different business risks associated with these activities.
The Company’s third-party management fees are primarily based on a percentage of gross revenues. As a result, the cash flow and profitability of such contracts to the Company are more dependent on the revenues generated by such communities and less dependent on net cash flow than for owned or leased communities. Further, the Company is not responsible for capital investments in managed communities. The management contracts are generally terminable only for cause and upon the sale of a community, subject to the Company’s rights to offer to purchase such community.
Midwest I Transactions
In January 2006, the Company announced the formation of Midwest I with GE Healthcare Financial Services (“GE Healthcare”) to acquire five senior housing communities from a third party. Midwest I is owned approximately 89% by GE Healthcare and 11% by the Company. The Company contributed $2.7 million for its interests in Midwest I. Midwest I paid approximately $46.9 million for the five communities. The five communities comprise 293 assisted living units with a resident capacity of 389. Effective as of February 1, 2006, Midwest I acquired four of the five communities and on March 31, 2006, Midwest I closed on the fifth community. The Company manages the five acquired communities under long-term management agreements with Midwest I. The Company accounts for its investment in Midwest I under the equity method of accounting and the Company recognized earnings in the equity of Midwest I of $27,000 and $2,000 in the three months ended March 31, 2007 and 2006, respectively. The Company earned $0.1 million and $49,000 in management fees on the Midwest I communities in each of the three months ended March 31, 2007 and 2006. Midwest I has not completed its analysis of the purchase price of the five communities it acquired in fiscal 2006 and therefore the Company’s equity information disclosed above should be considered preliminary.
Midwest II Transactions
In August 2006, the Company announced the formation of Midwest II, with GE Healthcare to acquire three senior housing communities from a third party. Midwest II is owned approximately 85% by GE Healthcare and 15% by the Company. The Company contributed $1.3 million for its interests in Midwest II. Midwest II paid approximately $38.2 million for the three communities. The three communities comprise 300 assisted living units with a resident capacity of 319. On August 11, 2006, Midwest II acquired the three senior living communities. The Company manages the three acquired communities under long-term management agreements with Midwest II. The Company accounts for its investment in Midwest II under the equity method of accounting and the Company recognized a loss in the equity of Midwest II of $24,000 in the three months ended March 31, 2007. The Company earned $0.1 million in management fees on the Midwest II communities in the three months ended March 31, 2007. Midwest II has not completed its analysis of the purchase price of the three communities it acquired in fiscal 2006 and therefore the Company’s equity information disclosed above should be considered preliminary.
SHPII/CSL and SHPII Transactions
The Company and Senior Housing Partners II, LP (“SHPII”), a fund managed by Prudential Real Estate Investors (“Prudential), own SHPII/CSL. SHPII/CSL is owned 95% by SHPII and 5% by the Company. Effective as of November 30, 2004, SHPII/CSL acquired the Spring Meadows Communities. The Company contributed $1.3 million to SHPII/CSL for its 5% interest. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.1 million in each of the three months ended March 31, 2007 and 2006. In addition, the Company earned $0.3 million in management fees on the Spring Meadows Communities in each of the three months ended March 31, 2007 and 2006.
From September 2003 to December 2006, the Company managed, for SHPII under a long-term management contract, one senior living community (the “Atrium of Carmichael”). The Company earned $45,000 in management fees on the Atrium of Carmichael in the three months ended March 31, 2006. In December 2006, SHPII sold the Atrium of Carmichael to HCPI and the Company subsequently leased the community from HCPI in a transaction valued at approximately $18.0 million.
CGIM Transaction
Effective August 18, 2004, the Company acquired from Covenant all of the outstanding stock of Covenant’s wholly owned subsidiary, CGIM. The Company paid approximately $2.3 million in cash (including closing costs of approximately $0.1 million) and issued a non-interest bearing note with a fair value of approximately $1.1 million (face amount $1.4 million discounted at 5.7%), subject to various adjustments set forth in the purchase agreement, to acquire all of the outstanding stock of CGIM. The note is due in three installments of approximately $0.3 million, $0.4 million and $0.7 million due on the first, third and fifth anniversaries of the closing, respectively, subject to reduction if the management fees earned from the third party owned communities with various terms are terminated and not replaced by substitute agreements during the period, and certain other adjustments. This acquisition resulted in the Company assuming the management contracts on 14 senior living communities with a combined resident capacity of approximately 1,800 residents. The acquisition was accounted for as a purchase and the entire purchase price of $3.5 million was allocated to management contract rights. The Company’s first installment payment under the Covenant note was reduced by $0.2 million under the terms of the stock purchase agreement and the $0.2 million installment reduction was recorded as an adjustment to the purchase price. The Company earned $0.1 million and $0.4 million under the CGIM management agreement for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007 the Company managed four communities under the CGIM management agreements.
HCPI acquired six of the seven communities that were previously owned by Covenant, during fiscal 2006 and the Company leased the six communities from HCPI under a ten-year master lease agreement. In June 2006, the Company acquired the other community that was owned by Covenant, Meadow View, and classified the community as held for sale at June 30, 2006 and estimated at that time that the community had an aggregate fair value, net of costs of disposal, of $2.4 million. In July 2006, the Company sold Meadow View to an unrelated third party for $2.6 million resulting in net proceeds to the Company of approximately $2.4 million.

Lease Agreements
Ventas Transactions
Effective as of June 30, 2005, Ventas and the Company entered into certain master lease agreements (the “Ventas Lease Agreements”) whereby the Company leased the six communities from Ventas. Effective as of September 30, 2005, Ventas completed the purchase of the six communities from BRE/CSL and the Company began including the operations of the six communities in its consolidated statement of operations under the terms of the Ventas Lease Agreements. The Ventas Lease Agreements each have an initial term of ten years, with two five-year renewal extensions available at the Company’s option. The initial lease rate under each of the Ventas Lease Agreements was 8% and is subject to certain conditional escalation clauses. The Company incurred $1.3 million in lease acquisition costs related to the Ventas Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10-year lease terms and are included in facility lease expense in the Company’s statement of operations. The Company accounts for the Ventas Lease Agreements as operating leases. The sale of the six communities from BRE/CSL to Ventas resulted in the Company receiving cash proceeds of $6.1 million and recording a gain of approximately $4.2 million, which has been deferred and is being recognized in the Company’s statement of operations over the initial 10-year lease term. In March 2007, the Company received a final joint venture distribution from BRE/CSL of $0.4 million relating to the sale of the six communities to Ventas. This distribution resulted in the recognition of an additional gain of $0.4 million, which has been deferred and is being amortized in the Company’s statement of operations over the remaining initial lease term.
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
HCPI Transactions
Effective as of May 1, 2006, the Company sold three of its communities, Crosswood Oaks in Citrus Heights, California, Tesson Heights in St. Louis, Missouri and Veranda Club in Boca Raton, Florida, to HCPI in sale/leaseback transactions valued at approximately $54.0 million. These leases were effective as of May 1, 2006 and have an initial term of ten years, with two ten-year renewal extensions available at the Company’s option. The initial lease rates were 8% and are subject to certain conditional escalation clauses. The Company incurred $0.2 million in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease terms and are included in facility lease expense in the Company’s statement of operations. The Company accounts for these leases as operating leases. As a result of these sale/leaseback transactions, the Company received cash proceeds of approximately $23.0 million, net of closing costs, retired debt of approximately $29.3 million and recorded a gain of approximately $12.8 million, which has been deferred and is being recognized in the Company’s statement of operations over the initial lease terms.

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
Effective December 1, 2006, HCPI acquired four senior living communities (the “Hunt Communities”) previously owned by a third party and leased the four senior living communities to the Company in a transaction valued at approximately $51.0 million. This four-property lease has an initial term of ten years, with two ten-year renewal extensions available at the Company’s option. The initial lease rate was 8% and is subject to certain conditional escalation clauses. The Company incurred $0.6 million in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of operations. The Company accounts for this lease as an operating lease.
Effective December 14, 2006, HCPI acquired the Atrium of Carmichael and leased the Atrium of Carmichael to the Company in a transaction valued at approximately $18.0 million. This lease has an initial term of ten years, with two ten-year renewal extensions available at the Company’s option. The initial lease rate was 7.75% and is subject to certain conditional escalation clauses. The Company incurred $0.3 million in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of operations. The Company accounts for this lease as an operating lease.
Recent Events
On March 21, 2007, the Company refinanced $9.5 million of mortgage debt on its Gramercy Hill community with Freddie Mac. As part of the refinancing, the Company received approximately $2.1 million in cash proceeds, net of closing costs. The new mortgage loan has a ten-year term with a one-year extension available at the Company’s option, interest fixed at 5.75%, requires interest only payments in the first two years with principal amortized thereafter over a 25-year term. The Company incurred $0.2 million in deferred financing costs related to these loans, which is being amortized over ten years. In addition, the Company wrote-off $13,000 in deferred loan costs on the loans refinanced and paid $0.2 million in loan exit fees to the prior lender. The loan exit fees are a component of write-off of deferred loan costs in the accompanying statement of operations.
On April 11, 2007, HCPI acquired Crescent Place, previously owned by Covenant, in a transaction valued at approximately $8.0 million and leased Crescent Place to the Company. The lease has an initial term of ten years, with two ten-year renewal extensions available at the Company’s option. The initial lease rate was 7.25% and is subject to certain conditional escalation clauses. The Company expects to account for this lease as an operating lease.
On April 26, 2007, the Company entered into a purchase and sale agreement to sell one of its communities for $10.0 million subject to certain purchase price adjustments set forth in the purchase and sale agreement. The buyer has a 45-day due diligence period and a one time option to extend the due diligence period for an additional 45 days in order to obtain financing. The date for closing the purchase and sale would be on or before 30 days after the expiration of the due diligence period.
On May 3, 2007, the Company refinanced $30.0 million of mortgage debt on four senior living communities with Fannie Mae. The new mortgage loans have a ten-year term, interest fixed at 5.91% with principal amortized over a 30-year term. The new loans will replace $32.7 million of variable rate debt with an effective interest rate of 7.6%. The new loans are expected to save the Company approximately $0.7 million in interest expense annually.
Recently Issued Accounting Standards
In July 2006, FASB issued FIN 48, which became effective for the Company on January 1, 2007. This standard clarifies the accounting for income tax benefits that are uncertain in nature. Under FIN 48, a company is required to recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. This accounting standard also provides guidance on thresholds, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. Under the transition guidance for implementing FIN 48, any required cumulative-effect adjustment was required to be recorded to retained earnings as of January 1, 2007. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. The Company is not subject to income tax examinations for tax years prior to 2003. The adoption of FIN 48 did not have a material effect on the Company’s results of operations or financial position.
In September 2006, FASB issued FAS 157, which will become effective for the Company on January 1, 2008. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. The impact, if any, to the Company from the adoption of FAS 157 in 2008 will depend on the Company’s assets and liabilities at the time that they are required to be measured at fair value.
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

	Three Months Ended March 31,
	2007		2006
	$	%	$	%
Revenues:
Resident and healthcare revenue	$41,305	89.3	$31,396	85.9
Unaffiliated management service revenue	88	0.2	411	1.1
Affiliated management service revenue	539	1.2	308	0.8
Community reimbursement income	4,294	9.3	4,442	12.2

Total revenues	46,226	100.0	36,557	100.0
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization shown below)	25,385	54.9	20,222	55.3
General and administrative expenses	3,135	6.8	2,886	7.9
Facility lease expense	6,525	14.1	2,128	5.8
Stock-based compensation expense	251	0.5	169	0.5
Depreciation and amortization	2,745	5.9	3,257	8.9
Community reimbursement expense	4,294	9.3	4,442	12.2

Total expenses	42,335	91.6	33,104	90.6

Income from operations	3,891	8.4	3,453	9.4
Other income (expense):
Interest income	151	0.3	70	0.2
Interest expense	(3,285)	(7.1)	(5,224)	(14.3)
Gain on sale of assets	872	1.9	197	0.5
Write-off of deferred loan costs	(187)	(0.4)	(105)	(0.3)
Other income	55	0.1	54	0.1

Income (loss) before income taxes	1,497	3.2	(1,555)	(4.3)
(Provision) benefit for income taxes	(577)	(1.2)	556	1.5

Net income (loss)	$920	2.0	$(999)	(2.7)

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006
Revenues.
Total revenues were $46.2 million for the three months ended March 31, 2007 compared to $36.6 million for the three months ended March 31, 2006 representing an increase of approximately $9.7 million or 26.4%. This increase in revenue is primarily the result of a $9.9 million increase in resident and healthcare revenue, an increase in affiliated management services revenue of $0.2 million offset by a decrease in unaffiliated management services revenue of $0.3 million and a decrease in community reimbursement revenue of $0.1 million.
•	Resident and healthcare revenue increased 31.6% as a result of an increase of $2.9 million from the addition of the Covenant communities which the Company leased from HCPI on May 31, 2006, an increase of $1.2 million from the addition of Rose Arbor which was leased from Ventas on June 8, 2006, an increase of $3.2 million from the addition of the four Hunt Communities which were leased from HCPI on December 1, 2006, an increase of $0.8 million from the addition of the Atrium of Carmichael which was leased from HCPI on December 14, 2006 and an increase in resident and healthcare revenue at the Company’s other communities of $1.8 million as a result of higher occupancy and rental rates in the current fiscal year.

•	Affiliated management services revenue increased due to an increase in management fees earned on the communities owned by SHPII/CSL, Midwest I and Midwest II. The Company earned affiliated management fees on 12 communities in the first quarter of fiscal 2007 compared to eight communities in the first quarter of fiscal 2006.

•	The decrease in unaffiliated management services revenue primarily results from the expiration of third party management agreements and the sale of the seven communities previously owned by Covenant and managed by the Company, six of which the Company now leases from HCPI.

•	Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements.
Expenses.
Total expenses were $42.3 million in the first quarter of fiscal 2007 compared to $33.1 million in the first quarter of fiscal 2006, representing an increase of $9.2 million or 27.9%. This increase is primarily the result of a $5.2 million increase in operating expenses, a $0.2 million increase in general and administrative expenses, a $4.4 million increase in facility lease expense, a $0.1 million increase in stock-based compensation offset by a $0.5 million decrease in depreciation and amortization expense and a decrease in community reimbursement expense of $0.1 million.
•	Operating expenses increased 25.5% primarily due to an increase of $1.9 million from the addition of the Covenant communities, an increase of $0.7 million from the addition of Rose Arbor, an increase of $2.0 million from the addition of the four Hunt Communities, an increase of $0.5 million from the addition of the Atrium of Carmichael and an increase in operating expenses at the Company’s other communities of $0.1 million.

•	General and administrative expenses increased $0.2 million primarily due to an increase in administrative labor costs of $0.1 million and an increase in insurance costs of $0.1 million.

•	Facility lease expenses increased $4.4 million primarily due to the Company leasing 23 senior living communities in the first quarter of fiscal 2007 compared to seven senior living communities in the first quarter of fiscal 2006.

•	Stock-based compensation increased $0.1 million in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 primarily due to the award of additional options and restricted shares to certain employees of the Company.

•	Depreciation and amortization expense decreased $0.5 million primarily as a result of the sale/leaseback of four communities previously owned by the Company.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures.
Other income and expense.
•	Interest income increased to $0.2 million in the first quarter of fiscal 2007 compared to $0.1 million in first quarter of fiscal 2006. This increase results from the investment of cash balances and interest earned on escrowed funds.

•	Interest expense decreased $1.9 million to $3.3 million in the first quarter of 2007 compared to $5.2 million in the comparable period of 2006. This decrease in interest expense primarily results from lower debt outstanding during first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 primarily resulting from property sales, along with a lower average interest rate in the current fiscal year compared to the prior year as a result of the Company’s debt refinancings.

•	Gain on sale of assets in the first quarter of fiscal 2007 represents the recognition of deferred gains associated with the Company’s sale/leaseback transactions of $0.8 million along with a gain of $0.1 million from the sale of a parcel of land. As of March 31, 2007, the Company had deferred gains on sale/leaseback transactions of $28.9 million that are being recognized into income over their respective initial lease terms. Gain on sale of assets in the first quarter of fiscal 2006 represents the recognition of deferred gains of $0.1 million along with the recognition of a gain of $0.1 million related to the sale of a portion of the Company’s interest rate cap.

•	Other income in the first quarter of fiscal 2007 and 2006 relates to the Company’s equity in the earnings of unconsolidated affiliates, which represents the Company’s share of the earnings/losses on its investments in SHPII/CSL, Midwest I and Midwest II.
Benefit for income taxes.
Provision for income taxes in the first quarter of fiscal 2007 was $0.6 million or 38.5% of income before taxes compared to a benefit for income taxes of $0.6 million, or 35.8% of loss before taxes, in the first quarter of fiscal 2006. The effective tax rates for the first quarter of 2007 and 2006 differ from the statutory tax rates because of state income taxes and permanent tax differences. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. At March 31, 2007, no valuation allowance was considered necessary based on this evaluation.
Net income/loss.
As a result of the foregoing factors, the Company reported net income of $0.9 million for the three months ended March 31, 2007 compared to a net loss of $1.0 million for the three months ended March 31, 2006.
Liquidity and Capital Resources
In addition to approximately $20.5 million of cash balances on hand as of March 31, 2007, the Company’s principal sources of liquidity are expected to be cash flows from operations, proceeds from the sale of assets, cash flows from SHPII/CSL, Midwest and Midwest II and/or additional debt refinancing. The Company expects its available cash and cash flows from operations, proceeds from the sale of assets, and cash flows from SHPII/CSL, Midwest and Midwest II to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company from time to time considers and evaluates transactions related to its portfolio including refinancings, purchases and sales, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.
In summary, the Company’s cash flows were as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net cash provided by (used in) operating activities	$118	$(534)
Net cash (used in) provided by investing activities	(624)	25,335
Net cash used in financing activities	(4,542)	(20,369)

Net (decrease) increase in cash and cash equivalents	(5,048)	4,432

Operating Activities
The net cash provided by operating activities in the first quarter of fiscal 2007 primarily results from net income of $0.9 million, net non-cash charges of $2.7 million, a decrease in property tax and insurance deposits of $0.8 million and a decrease in other assets of $1.7 million offset by an increase in accounts receivable of $2.1 million, an increase in prepaid and other assets of $0.5 million, an increase in income tax receivable of $0.3 million, a decrease in accounts payable and accrued expenses of $3.0 million, and a decrease in customer deposits of $0.1 million. In the first quarter of fiscal 2006, net cash used in operating activities was primarily derived from a net loss of $1.0 million, an increase in accounts receivable of $0.2 million, an increase in property tax and insurance deposits of $0.4 million, an increase in other assets of $1.6 million, a decrease in accounts payable and accrued expenses of $1.5 million offset by net non-cash charges of $3.1 million, a decrease in federal and state income taxes receivable of $0.4 million and a decrease in prepaid and other expenses of $0.7 million.
Investing Activities
The net cash used in investing activities for the first quarter of fiscal 2007 primarily results from capital expenditures of $1.4 million, net investments in joint ventures of $0.1 million offset by proceeds from the sale of a parcel of land that the Company owned in Baton Rouge, Louisiana for $0.5 million and proceeds from a final distribution from the BRE/CSL joint venture of $0.4 million. In the first quarter of fiscal 2006, net cash provided by investing activities was primarily derived from proceeds from the sale of the Company’s Towne Centre community of $28.9 million, proceeds from the sale of an interest rate cap of $0.2 million offset by capital expenditures of $1.1 million and investments in the Midwest I joint venture of $2.7 million.
Financing Activities
The net cash used in financing activities the first quarter of fiscal 2007 primarily results from net repayments of notes payable of $4.4 million, deferred loan cost paid of $0.4 million offset by proceeds from the issuance of common stock of $0.1 million and excess tax benefits on the issuance of common stock of $0.1 million. For the first quarter of fiscal 2006, net cash used in financing activities primarily results from the repayment of notes payable of $19.1 million, cash paid to settle the Company’s interest rate lock agreement of $1.8 million and deferred financing charges paid of $0.5 million offset by the release of restricted cash of $1.0 million.
Community Refinancings
On June 9, 2006, the Company refinanced $110.0 million of mortgage debt on 15 senior living communities with the Freddie Mac. As part of the refinancing, the Company repaid approximately $14.8 million of mortgage debt on the 15 communities. The new mortgage loans have a ten-year term with interest rates fixed at 6.29% for the first nine years and with principal amortized over a 25-year term. At the beginning of the tenth year, the loans will convert to a floating interest rate to provide flexibility regarding financing alternatives. Each of the loans are cross-collateralized and cross-defaulted with release provisions. The Company incurred $1.9 million in deferred financing costs related to these loans, which is being amortized over ten years. In addition, the Company wrote-off $0.8 million in deferred loan costs on the loans refinanced and paid $0.2 million in loan exit fees to the prior lender. The loan exit fees are a component of write-off of deferred loan costs in the accompanying statement of operations.
On June 20, 2006, the Company refinanced $33.0 million of mortgage debt on four senior living communities with Capmark Finance Inc. (“Capmark”). The new mortgage loans have a three-year term plus options for two one-year extensions at the Company’s option with variable interest rates tied to the 30-day LIBOR plus a spread of 260 basis points. Principal is being amortized over a 25-year term. The Company has an interest rate cap in place through January 2008, which limits the maximum rate on these loans to approximately 7.60%. Each of the loans are cross-collateralized and cross-defaulted with release provisions. The Company incurred $0.5 million in deferred financing costs related to these loans, which is being amortized over three years. In addition, the Company wrote-off $14,000 in deferred loan costs on the loans refinanced and paid $0.5 million in loan exit fees to the prior lender.
On March 21, 2007, the Company refinanced $9.5 million of mortgage debt on its Gramercy Hill community with Freddie Mac. As part of the refinancing, the Company received approximately $2.1 million in cash proceeds, net of closing costs. The new mortgage loan has a ten-year term with a one-year extension available at the Company’s option, interest fixed at 5.75%, requires interest only payments in the first two years with principal amortized thereafter over a 25-year term. The Company incurred $0.2 million in deferred financing costs related to these loans, which is being amortized over ten years. In addition, the Company wrote-off $13,000 in deferred loan costs on the loans refinanced and paid $0.2 million in loan exit fees to the prior lender.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company’s primary market risk is exposure to changes in interest rates on debt instruments. As of March 31, 2007, the Company had $198.4 million in outstanding debt comprised of various fixed and variable rate debt instruments of $165.7 million and $32.7 million, respectively.
Changes in interest rates would affect the fair market value of the Company’s fixed rate debt instruments but would not have an impact on the Company’s earnings or cash flows. Fluctuations in interest rates on the Company’s variable rate debt instruments, which are tied to either LIBOR or the prime rate, would affect the Company’s earnings and cash flows but would not affect the fair market value of the variable rate debt. Each percentage point change in interest rates would change the Company’s annual interest expense by approximately $0.3 million (subject to certain interest rate caps) based on the Company’s outstanding variable debt as of March 31, 2007.
Interest Rate Cap, Lock and Swap Agreements
Effective January 31, 2005, the Company entered into an interest rate cap agreement with a commercial bank to reduce the impact of increases in interest rates on the Company’s variable rate loans. One interest rate cap agreement effectively limits the interest rate exposure on the notional amount to a maximum LIBOR of 5%, as long as one-month LIBOR is less than 7%. If one-month LIBOR is greater than 7%, the agreement effectively limits the interest rate on the same notional amount to a maximum LIBOR of 7%. This interest rate cap agreement has $33 million of notional amounts left and expires on January 31, 2008. During the three months ended March 31, 2007, the Company received $28,000 under the terms of this interest rate cap agreement and recorded the amount received as a reduction in interest expense. The cost of this agreement is being amortized to interest expense over the life of the agreement.
Item 4. CONTROLS AND PROCEDURES.
Effectiveness of Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Based upon the controls evaluation, the Company’s CEO and CFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.
In April 2005, the Company filed a claim before the American Arbitration Association in Dallas, Texas against a former brokerage consultant and her company for (1) a declaratory judgment that it has fulfilled certain obligations to Respondents under contracts the parties had signed related to the acquisition by the Company of all the outstanding stock of CGIM, a wholly owned subsidiary of Covenant, (2) damages resulting from alleged breach of a confidentiality provision, and (3) damages for unpaid referral fees. Respondent filed a counterclaim for causes of action including breach of contract, duress, and undue infliction of emotional distress. In March 2006, the claim and counterclaim were settled.
On January 11, 2006, the Company received a demand letter from the TPCIGA for repayment of $199,737 in worker’s compensation payments allegedly made by TPCIGA on behalf of Company employees. The Company has also received other correspondence for repayment of $45,358 on the same basis. TPCIGA’s letter states that it has assumed responsibility for insureds of Reliance, which was declared insolvent and ordered into liquidation in October of 2001 by the Commonwealth Court of Pennsylvania. Reliance had previously been the Company’s worker’s compensation carrier. The Company had requested additional information from TPCIGA to verify that the Company was indeed the employer of the individuals on whose behalf TPCIGA had paid claims. TPCIGA had not provided sufficient documentation at that time for the Company to fully evaluate such claims. On July 19, 2006, TPCIGA filed a petition in the 53rd Judicial District Court of Travis County, Texas seeking repayment of approximately $50,000 in claims and allocated loss adjustment expenses in connection with claims payable under the Reliance policy issued to the Company as well as future payments and attorneys’ fees. On March 1, 2007, the Company and TPCIGA settled all claims between the parties.
The Company has Other Claims incurred in the normal course of its business. Most of these Other Claims are believed by management to be covered by insurance, subject to normal reservations of rights by the insurance companies and possibly subject to certain exclusions in the applicable insurance policies. Whether or not covered by insurance, these Other Claims, in the opinion of management, based on advice of legal counsel, should not have a material effect on the consolidated financial statements of the Company if determined adversely to the Company.
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
As of March 31, 2007, we had mortgage and other indebtedness totaling approximately $198.4 million. We also have significant operating lease obligations as described below. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover required interest, principal and, if applicable, operating lease payments. Any payment or other default could cause the applicable lender to foreclose upon the communities securing the indebtedness or, if applicable, in the case of an operating lease, could terminate the lease, with a consequent loss of income and asset value to us. Further, because some of our mortgages and our operating leases contain cross-default and cross-collateralization provisions, a payment or other default by us with respect to one community could affect a significant number of our other communities.
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
Any future floating rate debt could expose us to rising interest rates.
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
As of March 31, 2007, we leased 23 communities with future lease obligations totaling approximately $232.0 million, with minimum lease obligations of $25.9 million in fiscal 2007. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover these required operating lease obligations. Any payment or other default under our leases could result in the termination of the lease, with a consequent loss of income and asset value to us. Further, because all of our leases contain cross-default provisions, a payment or other default by us with respect to one leased community could affect a significant number of our other leased communities. Certain of our leases contain various financial and other restrictive covenants, which could limit our flexibility in operating our business. Failure to maintain compliance with the lease obligations as set forth in our lease agreements could have a material adverse impact us.
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
Our ability to successfully develop new senior living communities or expand existing senior living communities will depend on a number of factors, including, but not limited to, our ability to acquire suitable sites at reasonable prices; our success in obtaining necessary zoning, licensing, and other required governmental permits and authorizations; and our ability to control construction costs and accurately project completion schedules. Additionally, we anticipate that the development of new senior living communities or the expansion of existing senior living communities may involve a substantial commitment of capital for a period of time of two years or more until the new senior living communities or expansions are operating and producing revenue, the consequence of which could be an adverse impact on our liquidity. We cannot assure that our developments or expansion of existing senior living communities will be completed at the rate currently expected, if at all, or if completed, that such developments or expansions will be profitable.
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
At March 31, 2007, we managed four senior living communities for third parties and 12 senior living communities for joint ventures in which we have a minority interest pursuant to multi-year management agreements. The management agreements generally have initial terms of five years, subject to certain renewal rights. Under these agreements we provide management services to third party and joint venture owners to operate senior living communities and have provided, and may in the future provide, management and consulting services to third parties on market and site selection, pre-opening sales and marketing, start-up training and management services for facilities under development and construction. In most cases, either party to the agreements may terminate them upon the occurrence of an event of default caused by the other party. In addition, subject to our rights to cure deficiencies, community owners may terminate us as manager if any licenses or certificates necessary for operation are revoked, or if we have a change of control. Also, in some instances, a community owner may terminate the management agreement relating to a particular community if we are in default under other management agreements relating to other communities owned by the same community owner or its affiliates. In addition, in certain cases the community owner may terminate the agreement upon 30 days’ notice to us in the event of a sale of the community. In those agreements, which are terminable in the event of a sale of the community, we have certain rights to offer to purchase the community. The termination of a significant portion of our management agreements could have a material adverse effect on our business, financial condition and results of operations.
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

Date: May 8, 2007