Form 10-Q
period 2007-06-30
CAPITAL SENIOR LIVING CORP
filed 2007-08-08
CIK 1043000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2007, the Registrant had 26,545,557, outstanding shares of its Common Stock, $0.01 par value.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$24,293	$25,569
Accounts receivable, net	3,789	3,838
Accounts receivable from affiliates	359	784
Federal and state income taxes receivable	1,601	241
Deferred taxes	672	672
Assets held for sale	1,531	2,034
Property tax and insurance deposits	6,697	6,460
Prepaid expenses and other	6,257	3,493

Total current assets	45,199	43,091

Property and equipment, net	310,499	313,569
Deferred taxes	14,972	15,448
Investments in limited partnerships	5,307	5,253
Other assets, net	15,591	17,127

Total assets	$391,568	$394,488

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,875	$3,566
Accrued expenses	11,369	11,224
Current portion of notes payable	8,126	6,110
Current portion of deferred income	4,643	4,306
Customer deposits	2,219	2,478

Total current liabilities	29,232	27,684

Deferred income	24,732	26,073
Notes payable, net of current portion	191,153	196,647
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares — 65,000
Issued and outstanding shares — 26,546 and 26,424 in 2007 and 2006, respectively	265	264
Additional paid-in capital	128,124	127,448
Retained earnings	18,062	16,372

Total shareholders’ equity	146,451	144,084

Total liabilities and shareholders’ equity	$391,568	$394,488

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Resident and health care revenue	$41,627	$33,278	$82,932	$64,674
Unaffiliated management services revenue	73	296	161	707
Affiliated management services revenue	632	371	1,171	679
Community reimbursement revenue	4,549	3,777	8,843	8,219

Total revenues	46,881	37,722	93,107	74,279

Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	25,534	21,674	50,919	41,896
General and administrative expenses	3,165	2,536	6,300	5,422
Facility lease expense	6,809	3,823	13,334	5,951
Stock-based compensation expense	229	171	480	340
Depreciation and amortization	2,781	3,714	5,526	6,971
Community reimbursement expense	4,549	3,777	8,843	8,219

Total expenses	43,067	35,695	85,402	68,799

Income from operations	3,814	2,027	7,705	5,480

Other income (expense):
Interest income	204	205	355	275
Interest expense	(3,170)	(4,416)	(6,455)	(9,640)
Gain on sale of assets	827	700	1,699	897
Write-off of deferred loan costs	(351)	(1,762)	(538)	(1,867)
Other (expense) income	(108)	67	(53)	121

Income (loss) before (provision) benefit for income taxes	1,216	(3,179)	2,713	(4,734)
(Provision) benefit for income taxes	(446)	693	(1,023)	1,249

Net income (loss)	770	(2,486)	1,690	(3,485)

Per share data:
Basic net income (loss) per share	$0.03	$(0.10)	$0.06	$(0.13)

Diluted net income (loss) per share	0.03	(0.10)	0.06	(0.13)

Weighted average shares outstanding — basic	26,182	25,964	26,165	25,952

Weighted average shares outstanding — diluted	26,680	25,964	26,658	25,952

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2007	2006
Operating Activities
Net income (loss)	$1,690	$(3,485)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,502	5,859
Amortization	24	1,112
Amortization of deferred financing charges	216	366
Amortization of deferred lease costs	172	87
Amortization of imputed interest	90	107
Deferred income from affiliates	—	38
Deferred income	269	356
Deferred income taxes	362	(4,987)
Equity in the earnings of unconsolidated affiliates	53	(121)
Gain on sale of assets	(1,699)	(897)
Provision for bad debts	77	148
Write-off of deferred loan costs	538	1,867
Stock based compensation expense	480	340
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(28)	(1,379)
Accounts receivable from affiliates	425	(207)
Property tax and insurance deposits	(237)	(355)
Prepaid expenses and other	(2,764)	(3,361)
Other assets	1,402	(5,103)
Accounts payable	(691)	504
Accrued expenses	146	(696)
Federal and state income taxes receivable/payable	(1,360)	(1,237)
Customer deposits	(259)	48

Net cash provided by (used in) operating activities	4,408	(10,996)

Investing Activities
Capital expenditures	(2,955)	(2,654)
Proceeds from the sale of assets	1,423	38,138
Net investment in limited partnerships	(107)	(2,693)

Net cash (used in) provided by investing activities	(1,639)	32,791

Financing Activities
Proceeds from notes payable	44,024	146,590
Repayments of notes payable	(47,592)	(160,799)
Restricted cash	—	973
Cash proceeds from the issuance of common stock	197	225
Excess tax benefits on stock options exercised	114	86
Cash received (paid) to settle interest rate lock agreement	60	(1,823)
Deferred financing charges paid	(848)	(3,141)

Net cash used in financing activities	(4,045)	(17,889)

(Decrease) increase in cash and cash equivalents	(1,276)	3,906
Cash and cash equivalents at beginning of period	25,569	21,831

Cash and cash equivalents at end of period	$24,293	$25,737

Supplemental Disclosures
Cash paid during the period for:
Interest	$6,303	$10,478

Income taxes	$2,029	$4,918

Non-cash transactions:
Conversion of interest rate cap agreement to notes payable	$—	$5,727

Debt assumed in sale/leaseback transactions	$—	$45,535

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
1. BASIS OF PRESENTATION
Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior living communities throughout the United States. As of June 30, 2007, the Company operated 64 senior living communities in 23 states with an aggregate capacity of approximately 9,500 residents, including 25 senior living communities which the Company owned, 12 senior living communities in which the Company had an ownership interest, 24 senior living communities that the Company leased and three senior living communities it managed for third parties. As of June 30, 2007, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. The Company accounts for significant investments in unconsolidated affiliated companies using the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.
The accompanying consolidated balance sheet, as of December 31, 2006, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2006, and the accompanying unaudited consolidated financial statements, as of June 30, 2007 and 2006, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.
In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2007, results of operations for the three and six months ended June 30, 2007 and 2006, respectively, and cash flows for the six months ended June 30, 2007 and 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results for the year ending December 31, 2007.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Investments in Joint Ventures
The Company accounts for its investments in joint ventures under the equity method of accounting. The Company is the general partner in two joint ventures and owns member interests in two other joint ventures. The Company has not consolidated these joint venture interests because the Company has concluded that the limited partners or the other members of each joint venture has substantive kick-out rights or substantive participating rights as defined in Emerging Issues Task Force (“EITF”) Issue 04-05 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). Under the equity method of accounting, the Company records its investments in joint ventures at cost and adjusts each such investment for its share of earnings and losses of the joint venture.
Assets Held for Sale
The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The Company had three parcels of land held for sale at June 30, 2007. The fair value of these properties is generally determined based on market rates, industry trends and recent comparable sales transactions. The actual sales price of these assets could differ significantly from the Company’s estimates.
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
In May 2007, the Company sold one parcel of land located in Miami, Ohio that had been classified as held for sale to a joint venture (“SHP III/CSL Miami”) which is owned 90% by Senior Housing Partners III LP (“SHP III”), a fund owned by Prudential Real Estate Investors (“Prudential”), and 10% by the Company, for $0.6 million resulting in net proceeds to the Company of approximately $0.6 million. During the second quarter of fiscal 2007, management reclassified a parcel of land in Carmichael, California to held for sale. The Company estimated on the date of reclassification that the fair value of the land parcel exceeded its carrying value of $0.5 million.
The Company estimates the three parcels of land that were held for sale at June 30, 2007 had an aggregate fair value, net of costs of disposal, that exceeds the carrying value of $1.5 million. The amounts that the Company will ultimately realize could differ materially from this estimate.
Leases Accounting
The Company determines whether to account for its leases as either operating, capital or financing leases depending on the underlying terms of the lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of June 30, 2007, the Company leased 24 communities and classified each of these leases as an operating lease. The Company incurs lease acquisition costs and amortizes these costs over the term of the lease agreement. Facility lease expense in the Company’s statement of operations includes the actual rent paid plus amortization expense relating to leasehold acquisition costs.
Certain leases entered into by the Company qualified as sale/leaseback transactions under the provisions of Financial Accounting Standards No. 98, “Accounting for Leases” (“FAS 98”) and, as such, any related gains have been deferred and are being amortized over the lease term. The amortization of the deferred gains is included in gain on sale of assets in the statement of operations.
Financial Instruments
Effective January 31, 2005, the Company entered into an interest rate cap agreement with a commercial bank to reduce the impact of increases in interest rates on the Company’s variable rate loans. The interest rate cap agreement effectively limited the interest rate exposure on the notional amount to a maximum London Interbank Offered Rate (“LIBOR”) of 5%, as long as one-month LIBOR was less than 7%. If one-month LIBOR was greater than 7%, the agreement effectively limited the interest rate on the same notional amount to a maximum LIBOR of 7%. This interest rate cap agreement was sold in May 2007, resulting in net proceeds of $0.1 million and a gain on sale of $28,000. During the first six months of fiscal 2007, the Company received $37,000 under the terms of this interest rate cap agreement and recorded the amount received as a reduction in interest expense. The cost of this agreement was being amortized to interest expense over the life of the agreement.
Income Taxes
The Company accounts for income taxes under the provision of SFAS No. 109, “Accounting for Income Taxes” (“FAS 109”). Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. The Company currently has a cumulative three year loss and therefore has evaluated various tax planning strategies that it believes are both prudent and feasible, including various strategies to utilize net built-in gains on the Company’s appreciated assets. The Company believes that, based upon these tax planning strategies, it will be able to realize the deferred tax asset.
Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share considers the dilutive effect of outstanding options and non-vested stock calculated using the treasury stock method. Due to net losses in the three and six months ended June 30, 2006, no common stock equivalents were considered in the calculation of diluted earnings per share for the three and six months ended June 30, 2006.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income (loss)	$770	$(2,486)	$1,690	$(3,485)

Weighted average shares outstanding – basic	26,182	25,964	26,165	25,952
Effects of dilutive securities:
Employee equity compensation plans	498	—	493	—

Weighted average shares outstanding – diluted	26,680	25,964	26,658	25,952

Basic income (loss) per share	$0.03	$(0.10)	$0.06	$(0.13)

Diluted income (loss) per share	$0.03	$(0.10)	$0.06	$(0.13)

Reclassifications
Certain reclassifications have been made to prior year amounts to conform to year end and current year presentation. The Company’s income statements now separately reflect community reimbursement revenue and expense. Pursuant to EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred,” and EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” management concluded during the fourth quarter of fiscal 2006 that the accounting for certain reimbursements (primarily salaries and related overhead charges) related to joint venture and third party community operations should be presented on a grossed up basis versus a net expense basis. Accordingly, the Company has classified these expense reimbursements as community reimbursement revenue and community reimbursement expense in the consolidated statements of operations for the three and six months ended June 30, 2006 in order to be consistent with the current presentation for the three and six months ended June 30, 2007. This classification resulted in an increase in total revenues and total operating expenses from the amounts previously reported of $3.8 million and $8.2 for the three and six months ended June 30, 2006, respectively. This reclassification had no impact on operating income, net income, earnings per share or stockholders’ equity.
3. TRANSACTIONS WITH AFFILIATES
SHPII/CSL
The Company accounts for its investment in four joint ventures (collectively “SHPII/CSL”) under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.1 million in each of the six months ended June 30, 2007 and 2006. In addition, the Company earned $0.6 million and $0.5 million in management fees on the four senior living communities owned by SHPII/CSL (the “Spring Meadows Communities”) in the six months ended June 30, 2007 and 2006, respectively.
SHPIII/CSL Miami
The Company has entered into SHPIII/CSL Miami with SHP III to develop a senior housing community in Miami Township, Ohio. Under the joint venture agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 101 independent living units and 45 assisted living units and is expected to open in the second or third quarter of 2008. As of June 30, 2007 the Company had made capital contributions of $0.2 million to the joint venture. In addition, the Company has earned $0.1 million in development fees from SHPIII/CSL Miami during the six months ended June 30, 2007.
Midwest I
The Company accounts for its investment in Midwest Portfolio Holdings, LP (“Midwest I”) under the equity method of accounting and the Company recognized a loss in the equity of Midwest I of $27,000 in the six months ended June 30, 2007 compared to earnings in the equity of Midwest I of $22,000 in the six months ended June 30, 2006. The Company earned $0.2 million in management fees on the five communities owned by Midwest I in each of the six months ended June 30, 2007 and 2006. During the second quarter of fiscal 2007, Midwest I finalized its purchase price allocation on the five communities it acquired in fiscal 2006, resulting in a noncash charge of $0.1 million being recognized by the Company. The final purchase price allocation resulted in more of the purchase price being allocated to assets with shorter economic lives, which resulted in additional depreciation and amortization expense.

Midwest II
The Company accounts for its investment in Midwest Portfolio Holdings II, LP (“Midwest II”) under the equity method of accounting and the Company recognized a loss in the equity of Midwest II of $0.1 million in the six months ended June 30, 2007. The Company earned $0.3 million in management fees on the three communities owned by Midwest II in the six months ended June 30, 2007. During the second quarter of fiscal 2007, Midwest II finalized its purchase price allocation on the three communities it acquired in fiscal 2006, resulting in a noncash charge of $0.2 million being recognized by the Company. The final purchase price allocation resulted in more of the purchase price being allocated to assets with shorter economic lives, which resulted in additional depreciation and amortization expense.
BRE/CSL
In March 2007, the Company received a final distribution from three joint ventures (collectively “BRE/CSL”) of $0.4 million relating to the sale of six communities owned by BRE/CSL to Ventas Healthcare Properties, Inc. (“Ventas”). This distribution resulted in the recognition of an additional gain of $0.4 million, which has been deferred and is being amortized in the Company’s statement of operations over the remaining initial lease term.
4. LEASE TRANSACTIONS
On April 11, 2007, HCP, Inc., previously known as Healthcare Properties Investors, Inc., (“HCPI”) acquired a senior living community previously owned by Covenant and managed by the Company (“Crescent Place”) in a transaction valued at approximately $8.0 million and immediately leased Crescent Place to the Company. The lease has an initial term of ten years, with two ten-year renewal extensions available at the Company’s option. The initial lease rate was 7.25% and is subject to certain conditional escalation clauses. The Company incurred $43,000 in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of operations. The Company accounts for this lease as an operating lease. The Company’s previous management agreement with Covenant was terminated.
5. DEBT REFINANCINGS
On May 31, 2007, the Company renewed certain insurance policies and entered into a finance agreement totaling $4.5 million. The finance agreement has a fixed interest rate of 5.60% with principal being repaid over a 10-month term.
On May 3, 2007, the Company refinanced $30.0 million of mortgage debt on four senior living communities with Federal National Mortgage Association (“Fannie Mae”). As part of the refinancing, the Company repaid approximately $2.7 million of mortgage debt on the four communities. The new mortgage loans have a ten-year term, interest fixed at 5.91% with principal amortized over a 30-year term. The Company incurred $0.5 million in deferred financing costs related to this loan, which is being amortized over ten years. In addition, as part of this refinancing, the Company wrote-off $0.4 million in deferred loan costs. The new loans replaced $32.7 million of variable rate debt with an effective interest rate of 7.6%.
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
On March 15, 2007, the Company issued three standby letters of credit, totaling $2.2 million, for the benefit of HCPI instead of posting cash security deposits on certain leases between HCPI and the Company. The fees on the letters of credit are based on 2.0% of the issued amount.
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
6. NEW ACCOUNTING STANDARDS
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
FASB Statement No. 159, “Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement 115” (“FAS 159”). In February 2007, the FASB issued FAS 159, which permits, but does not require, entities to measure many financial instruments, including liabilities and certain other items, at fair value with resulting changes in fair value reported in earnings. The Company is required to adopt FAS 159 on January 1, 2008 and is currently evaluating which, if any, of its financial assets or liabilities to report at fair value with related adjustments reported in earnings. Therefore, the impact, if any, that FAS 159 will have on its consolidated financial statements has not been determined.
7. STOCK-BASED COMPENSATION
On May 8, 2007, the Company’s shareholders approved the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (the “2007 Plan”) which provides for, among other things, the grant of restricted stock awards and stock options to purchase shares of the Company’s common stock. The 2007 Plan authorizes the Company to issue up to 2.6 million shares of common stock and the Company has reserved 2.5 million shares of common stock for future issuance pursuant to awards under the 2007 Plan. Effective May 8, 2007, the 1997 Omnibus Stock and Incentive Plan (as amended, the “1997 Plan”) was terminated and no additional shares will be granted under the 1997 Plan. The Company has reserved 1.0 million shares of common stock for future issuance upon the exercise of outstanding stock options pursuant to the 1997 Plan.
Stock Options
The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for employees, officers and directors and to align stockholder and employee interest. The Company has granted options to purchase shares of the Company’s common stock which generally vest over one to five years and the related expense is amortized on a straight-line basis over the vesting period.

A summary of the Company’s stock option activity and related information for the six months ended June 30, 2007 is presented below:

	Outstanding at
	Beginning of				Outstanding	Options
	Period	Granted	Exercised	Forfeited	End of Period	Exercisable
Shares	1,026,682	—	48,116	2,000	976,566	965,066
Weighted average price	$4.80	$—	$4.08	$4.50	$4.84	$4.84
The options outstanding and the options exercisable at June 30, 2007 each had an intrinsic value of $4.5 million.
Restricted Stock
The Company may also grant restricted stock to employees, officers and directors. Restricted stock granted generally vests over a period of three to four years but such awards are considered outstanding at the time of grant, since the holders thereof are entitled to dividends and voting rights.
A summary of the Company’s restricted stock awards activity and related information for the six months ended June 30, 2007, is presented below:

	Outstanding at
	Beginning of				Outstanding
	Period	Issued	Vested	Forfeited	End of Period
Shares	283,445	90,000	6,000	16,250	351,195
The restricted stock outstanding at June 30, 2007 had an intrinsic value of $3.3 million.
During the six months ended June 30, 2007, the Company awarded 90,000 shares of restricted common stock to certain employees and directors of the Company. The average market value of the common stock on the date of grant was $10.48. These awards of restricted shares vest over a three to four-year period and had an intrinsic value of $0.9 million on the date of issue.
Stock Based Compensation
The Company accounts for share-based compensation under the principles of Financial Accounting Standards No. 123 (revised) (“FAS 123R”). The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of its stock. The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk free interest rate. The expected volatility used by the Company is based primarily on an analysis of historical prices of the Company’s common stock. The expected term of options granted is based primarily on historical exercise patterns on the Company’s outstanding stock options. The risk free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not currently plan to pay dividends on its common stock and therefore has used a dividend yield of zero in determining the fair value of its awards. The option forfeiture rate assumption used by the Company, which affects the expense recognized as opposed to the fair value of the award, is based primarily on the Company’s historical option forfeiture patterns.
The following table presents the Company’s assumptions utilized to estimate the grant date fair value of stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected volatility	51-58%	51-58%	51-58%	51-58%
Expected dividend yield	0%	0%	0%	0%
Expected term in years	7.5	7.5	7.5	7.5
Risk free rate	4.6-5.1%	4.3-5.1%	4.3-5.1%	4.3-5.1%
Expected forfeiture rate	2.0%	8.0%	2.0%	8.0%
The Company has total stock-based compensation expense of $2.4 million not recognized as of June 30, 2007 and expects this expense to be recognized over approximately a four-year period.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Certain information contained in this report constitutes “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “intend,” “could,” “believe,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. The Company cautions readers that forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified. These factors include the Company’s ability to complete the refinancing of certain of our wholly owned communities, realize the anticipated savings related to such financings, find suitable acquisition properties at favorable terms, financing, licensing, business conditions, risks of downturn in economic conditions generally, satisfaction of closing conditions such as those pertaining to licensure, availability of insurance at commercially reasonable rates, and changes in accounting principles and interpretations, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC.
Overview
The following discussion and analysis addresses (i) the Company’s results of operations for the three and six months ended June 30, 2007 and 2006, respectively, and (ii) liquidity and capital resources of the Company and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report.
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
As of June 30, 2007, the Company operated 64 senior living communities in 23 states with an aggregate capacity of approximately 9,500 residents, including 25 senior living communities which the Company owned, 12 senior living communities in which the Company had an ownership interest, 24 senior living communities that the Company leased and three senior living communities it managed for third parties. As of June 30, 2007, the Company also operated one home care agency.
Management Agreements
As of June 30, 2007, the Company managed 12 communities owned by joint ventures in which the Company had a minority interest and three communities owned by third parties. For communities owned by joint ventures and third parties, the Company typically receives a management fee of 5% of gross revenues. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community.
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
Midwest I Transactions
Midwest I is owned approximately 89% by GE Healthcare Financial Services (“GE Healthcare”) and 11% by the Company. Midwest I owns five communities and the Company manages the five communities under long-term management agreements. The Company accounts for its investment in Midwest I under the equity method of accounting and the Company recognized a loss in the equity of Midwest I of $27,000 in the six months ended June 30, 2007 compared to earnings in the equity of Midwest I of $22,000 in the six months ended June 30, 2006. The Company earned $0.2 million in management fees on the Midwest I communities in each of the six months ended June 30, 2007 and 2006. During the second quarter of fiscal 2007, Midwest I finalized its purchase price allocation on the five communities it acquired in fiscal 2006, resulting in a noncash charge of $0.1 million being recognized by the Company. The final purchase price allocation resulted in more of the purchase price being allocated to assets with shorter economic lives, which resulted in additional depreciation and amortization expense.
Midwest II Transactions
Midwest II is owned approximately 85% by GE Healthcare and 15% by the Company. Midwest II owns three communities and the Company manages the three communities under long-term management agreements. The Company accounts for its investment in Midwest II under the equity method of accounting and the Company recognized a loss in the equity of Midwest II of $0.1 million in the six months ended June 30, 2007. The Company earned $0.3 million in management fees on the Midwest II communities in the six months ended June 30, 2007. During the second quarter of fiscal 2007, Midwest II finalized its purchase price allocation on the three communities it acquired in fiscal 2006, resulting in a noncash charge of $0.2 million being recognized by the Company. The final purchase price allocation resulted in more of the purchase price being allocated to assets with shorter economic lives, which resulted in additional depreciation and amortization expense.
SHPII/CSL and SHPII Transactions
SHPII/CSL is owned 95% by Senior Housing Partners II, LP (“SHP II”), a fund managed by Prudential, and 5% by the Company. Effective as of November 30, 2004, SHPII/CSL acquired the four Spring Meadows Communities. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.1 million in each of the six months ended June 30, 2007 and 2006. In addition, the Company earned $0.6 million and $0.5 million in management fees on the Spring Meadows Communities in the six months ended June 30, 2007 and 2006, respectively.
From September 2003 to December 2006, the Company managed, for SHPII under a long-term management contract, one senior living community located in Carmichael, California (the “Atrium of Carmichael”). The Company earned $0.1 million in management fees on the Atrium of Carmichael in the six months ended June 30, 2006. In December 2006, SHPII sold the Atrium of Carmichael to HCPI and the Company subsequently leased the community from HCPI in a transaction valued at approximately $18.0 million.
CGIM Transaction
Effective August 18, 2004, the Company acquired from Covenant all of the outstanding stock of Covenant’s wholly owned subsidiary, CGIM. The Company paid approximately $2.3 million in cash (including closing costs of approximately $0.1 million) and issued a non-interest bearing note with a fair value of approximately $1.1 million (face amount $1.4 million discounted at 5.7%), subject to various adjustments set forth in the purchase agreement, to acquire all of the outstanding stock of CGIM. The note is due in three installments of approximately $0.3 million, $0.4 million and $0.7 million due on the first, third and fifth anniversaries of the closing, respectively, subject to reduction if the management fees earned from the third party owned communities with various terms are terminated and not replaced by substitute agreements during the period, and certain other adjustments. This acquisition resulted in the Company assuming the management contracts on 14 senior living communities with a combined resident capacity of approximately 1,800 residents. The acquisition was accounted for as a purchase and the entire purchase price of $3.5 million was allocated to management contract rights. The Company’s first installment payment under the Covenant note was reduced by $0.2 million under the terms of the stock purchase agreement and the $0.2 million installment reduction was recorded as an adjustment to the purchase price. The Company earned $0.2 million and $0.6 million under the CGIM management agreement for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007 the Company managed three communities under the CGIM management agreements.
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
On April 11, 2007, HCPI acquired Crescent Place, which was previously owned by Covenant and managed by the Company, and leased Crescent Place to the Company under a ten year lease agreement.

Development Agreement
The Company has entered into a joint venture to develop a senior housing community in Miami Township, Ohio. The joint venture is owned 90% by SHPIII and 10% by the Company. Under the joint venture agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 101 independent living units and 45 assisted living units and is expected to open in the second or third quarter of 2008. As of June 30, 2007, the Company had made capital contributions of $0.2 million to the joint venture. In addition, the Company earned $0.1 million in development fees from SHPIII/CSL Miami during the six months ended June 30, 2007.
Lease Agreements
Ventas Transactions
Effective as of June 30, 2005, Ventas and the Company entered into certain master lease agreements (the “Ventas Lease Agreements”) whereby the Company leased six communities from Ventas. Effective as of September 30, 2005, Ventas completed the purchase of the six communities from BRE/CSL and the Company began including the operations of the six communities in its consolidated statement of operations under the terms of the Ventas Lease Agreements. The Ventas Lease Agreements each have an initial term of ten years, with two five-year renewal extensions available at the Company’s option. The initial lease rate under each of the Ventas Lease Agreements was 8% and is subject to certain conditional escalation clauses. The Company incurred $1.3 million in lease acquisition costs related to the Ventas Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10-year lease terms and are included in facility lease expense in the Company’s statement of operations. The Company accounts for the Ventas Lease Agreements as operating leases. The sale of the six communities from BRE/CSL to Ventas resulted in the Company receiving cash proceeds of $6.1 million and recording a gain of approximately $4.2 million, which has been deferred and is being recognized in the Company’s statement of operations over the initial 10-year lease term. In March 2007, the Company received a final joint venture distribution from BRE/CSL of $0.4 million relating to the sale of the six communities to Ventas. This distribution resulted in the recognition of an additional gain of $0.4 million, which has been deferred and is being amortized in the Company’s statement of operations over the remaining initial lease term.
On October 18, 2005, the Company entered into an agreement with Ventas to lease a senior living community located in Fort Wayne, Indiana (“Georgetowne Place”), which Ventas acquired from a third party for approximately $19.5 million. Georgetowne Place is a 162-unit senior living community with a capacity of 247 residents. This lease has an initial term of ten years, with two five-year renewal extensions available at the Company’s option. The initial lease rate was 8% and is subject to conditional escalation provisions. The Company incurred $0.2 million in lease acquisition costs related to this lease. These deferred lease acquisition costs are being amortized over the initial 10-year lease term and are included in facility lease expense in the Company’s statement of operations. The Company accounts for this lease as an operating lease.
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
On June 8, 2006 the Company entered into an agreement with Ventas to lease a senior living community located in Maple Grove, Minnesota (“Rose Arbor”), which Ventas acquired from a third party for approximately $19.1 million. Rose Arbor is a 137-unit senior living community with a capacity of 179 residents. This lease has an initial term of approximately nine and one-half years, with two five-year renewal extensions available at the Company’s option. The initial lease rate was 8% and is subject to conditional escalation provisions. The Company incurred $0.4 million in lease acquisition costs related to this lease. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of operations. The Company accounts for this lease as an operating lease.

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
Effective December 1, 2006, HCPI acquired four senior living communities (the “Hunt Communities”) previously owned by a third party and leased the Hunt Communities to the Company in a transaction valued at approximately $51.0 million. This four-property lease has an initial term of ten years, with two ten-year renewal extensions available at the Company’s option. The initial lease rate was 8% and is subject to certain conditional escalation clauses. The Company incurred $0.7 million in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of operations. The Company accounts for this lease as an operating lease.
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
On April 11, 2007, HCPI acquired Crescent Place, which was previously owned by Covenant and managed by the Company, in a transaction valued at approximately $8.0 million and immediately leased Crescent Place to the Company. The lease has an initial term of ten years, with two ten-year renewal extensions available at the Company’s option. The initial lease rate was 7.25% and is subject to certain conditional escalation clauses. The Company incurred $43,000 in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of operations. The Company accounts for this lease as an operating lease. The Company’s previous management agreement with Covenant was terminated.
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
In February 2007, the FASB issued FAS 159, which permits, but does not require, entities to measure many financial instruments, including liabilities and certain other items, at fair value with resulting changes in fair value reported in earnings. The Company is required to adopt FAS 159 on January 1, 2008 and is currently evaluating which, if any, of its financial assets or liabilities to report at fair value with related adjustments reported in earnings. Therefore, the impact, if any, that FAS 159 will have on its consolidated financial statements has not been determined.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	$	%	$	%	$	%	$	%
Revenues:
Resident and healthcare revenue	$41,627	88.8	$33,278	88.2	$82,932	89.1	$64,674	87.1
Unaffiliated management service revenue	73	0.2	296	0.8	161	0.2	707	1.0
Affiliated management service revenue	632	1.3	371	1.0	1,171	1.2	679	0.9
Community reimbursement revenue	4,549	9.7	3,777	10.0	8,843	9.5	8,219	11.1

Total revenue	46,881	100.0	37,722	100.0	93,107	100.0	74,279	100.0
Expenses:
Operating expenses (exclusive of depreciation and amortization shown below)	25,534	54.4	21,674	57.4	50,919	54.7	41,896	56.4
General and administrative expenses	3,165	6.8	2,536	6.7	6,300	6.8	5,422	7.3
Facility lease expense	6,809	14.5	3,823	10.1	13,334	14.3	5,951	8.0
Stock-based compensation	229	0.5	171	0.5	480	0.5	340	0.5
Depreciation and amortization	2,781	5.9	3,714	9.8	5,526	5.9	6,971	9.4
Community reimbursement expense	4,549	9.7	3,777	10.0	8,843	9.5	8,219	11.1

Total expenses	43,067	91.9	35,695	94.6	85,402	91.7	68,799	92.6

Income from operations	3,814	8.1	2,027	5.4	7,705	8.3	5,480	7.4
Other income (expense):
Interest income	204	0.4	205	0.5	355	0.4	275	0.4
Interest expense	(3,170)	(6.8)	(4,416)	(11.7)	(6,455)	(6.9)	(9,640)	(13.0)
Gain on sale of assets	827	1.8	700	1.9	1,699	1.8	897	1.2
Write-off of deferred loan costs	(351)	(0.7)	(1,762)	(4.7)	(538)	(0.6)	(1,867)	(2.5)
Other (expense) income	(108)	(0.2)	67	0.2	(53)	(0.1)	121	0.2

Income (loss) before (provision) benefit income taxes	1,216	2.6	(3,179)	(8.4)	2,713	2.9	(4,734)	(6.4)
(Provision) benefit for income taxes	(446)	(1.0)	693	1.8	(1,023)	(1.1)	1,249	1.7

Net income (loss)	770	1.6	(2,486)	(6.6)	1,690	1.8	(3,485)	(4.7)

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006
Revenues.
Total revenues were $46.9 million for the three months ended June 30, 2007 compared to $37.7 million for the three months ended June 30, 2006 representing an increase of approximately $9.2 million or 24.3%. This increase in revenue is primarily the result of an

$8.3 million increase in resident and healthcare revenue, an increase in affiliated management services revenue of $0.3 million and an increase in community reimbursement revenue of $0.8 million offset by a decrease in unaffiliated management services revenue of $0.2 million.
•	Resident and healthcare revenue increased 25.1% as a result of an increase of $2.0 million from the addition of the Covenant communities which the Company leased from HCPI on May 31, 2006, an increase of $0.8 million from the addition of Rose Arbor which was leased from Ventas on June 8, 2006, an increase of $3.4 million from the addition of the Hunt Communities which were leased from HCPI on December 1, 2006, an increase of $0.8 million from the addition of the Atrium of Carmichael which was leased from HCPI on December 14, 2006, an increase of $0.3 million from the addition of Crescent Place which was leased from HCPI on April 11, 2007 and an increase in resident and healthcare revenue at the Company’s other communities of $1.0 million as a result of higher rental rates and community fees in the current fiscal year.

•	Affiliated management services revenue increased due to an increase in management fees earned on the communities owned by SHPII/CSL, Midwest I and Midwest II along with development fees of $0.1 million earned on the development of a community for SHPIII/CSL Miami. The Company earned affiliated management fees on 12 communities in the second quarter of fiscal 2007 compared to nine communities in the second quarter of fiscal 2006.

•	The decrease in unaffiliated management services revenue primarily results from the expiration of third party management agreements and the sale of the eight communities previously owned by Covenant and managed by the Company, seven of which the Company now leases from HCPI.

•	Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements.
Expenses.
Total expenses were $43.1 million in the second quarter of fiscal 2007 compared to $35.7 million in the second quarter of fiscal 2006, representing an increase of $7.4 million or 20.7%. This increase is primarily the result of a $3.9 million increase in operating expenses, a $0.6 million increase in general and administrative expenses, a $3.0 million increase in facility lease expense, a $0.1 million increase in stock-based compensation and a $0.8 million increase in community reimbursement expense offset by a $0.9 million decrease in depreciation and amortization expense.
•	Operating expenses increased 18.0% primarily due to an increase of $1.3 million from the addition of the Covenant communities, an increase of $0.5 million from the addition of Rose Arbor, an increase of $2.0 million from the addition of the Hunt Communities, an increase of $0.5 million from the addition of the Atrium of Carmichael and an increase of $0.3 million from the addition of Crescent Place offset by a decrease in operating expenses at the Company’s other communities of $0.7 million.

•	General and administrative expenses increased $0.6 million primarily due to an increase in professional fees relating to accounting services, system consulting services and legal services of $0.3 million, an increase in insurance costs of $0.1 million and an increase in administrative labor costs.

•	Facility lease expenses increased $3.0 million primarily due to the Company leasing 24 senior living communities in the second quarter of fiscal 2007 compared to 18 senior living communities in the second quarter of fiscal 2006.

•	Stock-based compensation increased $0.1 million in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 primarily due to the award of additional restricted shares to certain employees and directors of the Company.

•	Depreciation and amortization expense decreased $0.9 million primarily as a result of the write-off of contract rights in fiscal 2006 along with the sale/leaseback of four communities previously owned by the Company.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures.

Other income and expense.
•	Interest income reflects interest earned on investment of cash balances and interest earned on escrowed funds.

•	Interest expense decreased $1.2 million to $3.2 million in the second quarter of 2007 compared to $4.4 million in the comparable period of 2006. This decrease in interest expense primarily results from lower debt outstanding during second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 primarily resulting from property sales, along with a lower average interest rate in the current fiscal year compared to the prior year as a result of the Company’s debt refinancings.

•	Gain on sale of assets in the second quarter of fiscal 2007 represents the recognition of deferred gains associated with the Company’s sale/leaseback transactions of $0.8 million along with a gain of $28,000 on the sale of the Company’s treasury rate lock. As of June 30, 2007, the Company had deferred gains on sale/leaseback transactions of $28.0 million that are being recognized into income over their respective initial lease terms. Gain on sale of assets in the second quarter of fiscal 2006 represents the recognition of deferred gains of $0.7 million.

•	Other expense/income in the second quarter of fiscal 2007 and 2006 relates to the Company’s equity in the earnings/losses of unconsolidated affiliates, which represents the Company’s share of the earnings/losses on its investments in SHPII/CSL, Midwest I and Midwest II. During the second quarter of fiscal 2007, Midwest I and Midwest II finalized their purchase price allocation, on the eight communities they acquired in fiscal 2006, resulted in a noncash charge of $0.3 million being recognized by the Company. The final purchase price allocation resulted in more of the purchase price being allocated to assets with shorter economic lives which resulted in additional depreciation and amortization expense.
Benefit for income taxes.
Provision for income taxes for the second quarter of fiscal 2007 was $0.4 million or 36.7% of income before taxes compared to a benefit for income taxes of $0.7 million, or 21.8% of loss before taxes, for the second quarter of fiscal 2006. The effective tax rates for the second quarter of 2007 and 2006 differ from the statutory tax rates because of state income taxes and permanent tax differences. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. At June 30, 2007, no valuation allowance was considered necessary based on this evaluation.
Net income/loss.
As a result of the foregoing factors, the Company reported net income of $0.8 million for the three months ended June 30, 2007 compared to a net loss of $2.5 million for the three months ended June 30, 2006.
Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006
Revenues.
Total revenues were $93.1 million for the six months ended June 30, 2007 compared to $74.3 million for the six months ended June 30, 2006 representing an increase of approximately $18.8 million or 25.3%. This increase in revenue is primarily the result of an $18.3 million increase in resident and healthcare revenue, an increase in affiliated management services revenue of $0.5 million and an increase in community reimbursement revenue of $0.6 million offset by a decrease in unaffiliated management services revenue of $0.5 million.
•	Resident and healthcare revenue increased 28.2% as a result of an increase of $4.9 million from the addition of the Covenant communities which the Company leased from HCPI on May 31, 2006, an increase of $2.0 million from the addition of Rose Arbor which was leased from Ventas on June 8, 2006, an increase of $6.6 million from the addition of the Hunt Communities which were leased from HCPI on December 1, 2006, an increase of $1.7 million from the addition of the Atrium of Carmichael which was leased from HCPI on December 14, 2006, an increase of $0.3 million from the addition of Crescent Place which was leased from HCPI on April 11, 2007 and an increase in resident and healthcare revenue at the Company’s other communities of $2.8 million as a result of higher rental rates and community fees in the current fiscal year.

•	Affiliated management services revenue increased due to an increase in management fees earned on the communities owned by SHPII/CSL, Midwest I and Midwest II along with development fees of $0.1 million earned on the development of a community for SHPIII/CSL Miami. The Company earned affiliated management fees on 12 communities in the first six months of fiscal 2007 compared to nine communities in the first six months of fiscal 2006.

•	The decrease in unaffiliated management services revenue primarily results from the expiration of third party management agreements and the sale of the eight communities previously owned by Covenant and managed by the Company, seven of which the Company now leases from HCPI.

•	Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements.
Expenses.
Total expenses were $85.4 million in the first six months of fiscal 2007 compared to $68.8 million in the first six months of fiscal 2006, representing an increase of $16.6 million or 24.1%. This increase is primarily the result of a $9.0 million increase in operating expenses, a $0.9 million increase in general and administrative expenses, a $7.4 million increase in facility lease expense, a $0.1 million increase in stock-based compensation and a $0.6 million increase in community reimbursement expense offset by a $1.4 million decrease in depreciation and amortization expense.
•	Operating expenses increased 21.8% primarily due to an increase of $3.2 million from the addition of the Covenant communities, an increase of $1.3 million from the addition of Rose Arbor, an increase of $4.1 million from the addition of the Hunt Communities, an increase of $1.0 million from the addition of the Atrium of Carmichael, and an increase of $0.3 million from the addition of Crescent Place offset by a decrease in operating expenses at the Company’s other communities of $0.9 million.

•	General and administrative expenses increased $0.9 million primarily due to an increase in professional fees relating to accounting services, system consulting services and legal services of $0.3 million, an increase in insurance costs of $0.3 million and an increase in administrative labor costs.

•	Facility lease expenses increased $7.4 million primarily due to the Company leasing 24 senior living communities in the first six months of fiscal 2007 compared to 18 senior living communities in the first six months of fiscal 2006.

•	Stock-based compensation increased $0.1 million in the first six months of fiscal 2007 compared to the first six months of fiscal 2006 primarily due to the award of additional restricted shares to certain employees and directors of the Company.

•	Depreciation and amortization expense decreased $1.4 million primarily as a result of the write-off of contract rights in fiscal 2006 along with the sale/leaseback of four communities previously owned by the Company.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures.
Other income and expense.
•	Interest income increased $0.1 million resulting from interest earned on investment of cash balances and interest earned on escrowed funds.

•	Interest expense decreased $3.2 million to $6.5 million in the first six months of 2007 compared to $9.6 million in the comparable period of 2006. This decrease in interest expense primarily results from lower debt outstanding during fiscal 2007 compared to fiscal 2006 primarily resulting from property sales, along with a lower average interest rate in the current fiscal year compared to the prior year as a result of the Company’s debt refinancings.

•	Gain on sale of assets in the first six months of fiscal 2007 represents the recognition of deferred gains associated with the Company’s sale/leaseback transactions of $1.6 million, a gain on the sale of a parcel of land of $0.1 million along with a gain of $28,000 on the sale of the Company’s treasury rate lock. As of June 30, 2007, the Company had deferred gains on sale/leaseback transactions of $28.0 million that are being recognized into income over their respective initial lease terms.

Gain on sale of assets in the first six months of fiscal 2006 represents the recognition of deferred gains of $0.8 million along with a gain of $0.1 million on the sale of a portion of the Company’s treasury rate lock.

•	Other expense/income in the first six months of fiscal 2007 and 2006 relates to the Company’s equity in the earnings/losses of unconsolidated affiliates, which represents the Company’s share of the earnings/losses on its investments in SHPII/CSL, Midwest I and Midwest II. During the second quarter of fiscal 2007, Midwest I and Midwest II finalized their purchase price allocation on the eight communities they acquired, resulting in a noncash charge of $0.3 million being recognized by the Company. The final purchase price allocation resulted in more of the purchase price being allocated to assets with shorter economic lives which resulted in additional depreciation and amortization expense.
Benefit for income taxes.
Provision for income taxes for the first six months of fiscal 2007 was $1.0 million or 37.7% of income before taxes compared to a benefit for income taxes of $1.2 million, or 26.4% of loss before taxes, for the first six months of fiscal 2006. The effective tax rates for the first six months of 2007 and 2006 differ from the statutory tax rates because of state income taxes and permanent tax differences. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. At June 30, 2007, no valuation allowance was considered necessary based on this evaluation.
Net income/loss.
As a result of the foregoing factors, the Company reported net income of $1.7 million for the six months ended June 30, 2007 compared to a net loss of $3.5 million for the six months ended June 30, 2006.
Liquidity and Capital Resources
In addition to approximately $24.3 million of cash balances on hand as of June 30, 2007, the Company’s principal sources of liquidity are expected to be cash flows from operations, proceeds from the sale of assets, cash flows from SHPII/CSL, Midwest I and Midwest II and/or additional debt refinancing. The Company expects its available cash and cash flows from operations, proceeds from the sale of assets, and cash flows from SHPII/CSL, Midwest I and Midwest II to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company from time to time considers and evaluates transactions related to its portfolio including refinancings, purchases and sales, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.
In summary, the Company’s cash flows were as follows (in thousands):

	Six Months Ended
	June 30,
	2007	2006
Net cash provided by (used in) operating activities	$4.408	$(10,996)
Net cash (used in) provided by investing activities	(1,639)	32,791
Net cash used in financing activities	(4,045)	(17,889)

Net (decrease) increase in cash and cash equivalents	(1,276)	3.906

Operating Activities
The net cash provided by operating activities for the first six months of fiscal 2007 primarily results from net income of $1.7 million, net non-cash charges of $6.1, a decrease in accounts receivable of $0.4 million and a decrease in other assets of $1.4 million offset by an increase in property tax and insurance deposits of $0.2 million, an increase in prepaid and other assets of $2.8 million, an increase in income tax receivable of $1.4 million, a decrease in accounts payable and accrued expenses of $0.5 million, and a decrease in customer deposits of $0.3 million. In the first six months of fiscal 2006, net cash used in operating activities was primarily derived from a net loss of $3.5 million, an increase in accounts receivable of $1.4 million, an increase in property and tax deposits of $0.4 million, an increase in prepaid and other $3.4 million, an increase in other assets of $5.1 million, a decrease in accounts payable and accrued expenses of $0.2 million, and an increase in federal and state income taxes receivable of $1.2 million offset by net noncash charges of $4.1 million and a increase in customer deposits of $0.1 million.

Investing Activities
The net cash used in investing activities for the first six months of fiscal 2007 primarily results from capital expenditures of $3.0 million, net investments in joint ventures of $0.1 million offset by proceeds from the sale of two parcels of land for $1.1 million and proceeds from a final distribution from BRE/CSL of $0.4 million. In the first six months of fiscal 2006, net cash provided by investing activities primarily results from proceeds from the sale of assets of $38.2 million offset by net capital expenditures of $2.7 million and distributions to limited partnerships of $2.7 million.
Financing Activities
The net cash used in financing activities for the first six months of fiscal 2007 primarily results from net repayments of notes payable of $3.6 million, deferred loan cost paid in connection with the refinancing of five communities of $0.8 million offset by proceeds from the issuance of common stock of $0.2 million, excess tax benefits on the issuance of common stock of $0.1 million and proceeds from the sale of the Company’s treasury rate lock of $0.1 million. In the first six months of fiscal 2006, net cash used in financing activities was primarily derived from net repayments of notes payable of $14.2 million, cash paid to settle interest rate lock agreements of $1.8 million and deferred financing charges paid in connection with the refinancing of 19 communities of $3.1 million offset by the release of restricted cash of $1.0 million, proceeds from the issuance of common stock of $0.2 million and excess tax benefits of $0.1 million.
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
On March 15, 2007, the Company issued three standby letters of credit, totaling $2.2 million, for the benefit of HCPI instead of posting cash security deposits on certain leases between HCPI and the Company. The fees on the letters of credit are based on 2.0% of the issued amount.
On March 21, 2007, the Company refinanced $9.5 million of mortgage debt on Gramercy Hill with Freddie Mac. As part of the refinancing, the Company received approximately $2.1 million in cash proceeds, net of closing costs. The new mortgage loan has a ten-year term with a one-year extension available at the Company’s option, interest fixed at 5.75% and requires interest only payments in the first two years with principal amortized thereafter over a 25-year term. The Company incurred $0.2 million in deferred financing costs related to this loan, which is being amortized over ten years. In addition, as part of this refinancing, the Company wrote-off $13,000 in deferred loan costs and paid $0.2 million in loan exit fees to the prior lender. The loan exit fees are a component of write-off of deferred loan costs in the accompanying statement of operations.
On May 3, 2007, the Company refinanced $30.0 million of mortgage debt on four senior living communities with Fannie Mae. As part of the refinancing, the Company repaid approximately $2.7 million of mortgage debt on the four communities. The new mortgage loans have a ten-year term, interest fixed at 5.91% with principal amortized over a 30-year term. The Company incurred $0.5 million in deferred financing costs related to this loan, which is being amortized over ten years. In addition, as part of this refinancing, the Company wrote-off $0.4 million in deferred loan costs. The new loans replaced $32.7 million of variable rate debt with an effective interest rate of 7.6%.
On May 31, 2007, the Company renewed certain insurance policies and entered into a finance agreement totaling $4.5 million. The finance agreement has a fixed interest rate of 5.60% with principal being repaid over a 10-month term.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
As of June 30, 2007, the Company had $199.3 million in outstanding fixed rate debt instruments with an average interest rate of approximately 6.1%. The Company had no variable rate debt outstanding as of June 30, 2007. Changes in interest rates would affect the fair market value of the Company’s fixed rate debt instruments but would not have an impact on the Company’s earnings or cash flow.
Interest Rate Cap, Lock and Swap Agreements
Effective January 31, 2005, the Company entered into an interest rate cap agreement with a commercial bank to reduce the impact of increases in interest rates on the Company’s variable rate loans. The interest rate cap agreement effectively limited the interest rate exposure on the notional amount to a maximum London Interbank Offered Rate (“LIBOR”) of 5%, as long as one-month LIBOR was less than 7%. If one-month LIBOR was greater than 7%, the agreement effectively limited the interest rate on the same notional amount to a maximum LIBOR of 7%. This interest rate cap agreement was sold in May 2007, resulting in net proceeds of $0.1 million and a gain on sale of $28,000. During the first six months of fiscal 2007, the Company received $37,000 under the terms of this interest rate cap agreement and recorded the amount received as a reduction in interest expense. The cost of this agreement was being amortized to interest expense over the life of the agreement.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As of June 30, 2007, we had mortgage and other indebtedness totaling approximately $199.3 million. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover required interest and principal payments. Any payment or other default could cause the applicable lender to foreclose upon the communities securing the indebtedness with a consequent loss of income and asset value to us. Further, because some of our mortgages contain cross-default and cross-collateralization provisions, a payment or other default by us with respect to one community could affect a significant number of our other communities.
We have significant operating lease obligations. Our failure to generate cash flows sufficient to cover these lease obligations could result in defaults under the lease agreements.
As of June 30, 2007, we leased 24 communities with future lease obligations totaling approximately $230.9 million, with minimum lease obligations of $26.3 million in fiscal 2007. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover these required operating lease obligations. Any payment or other default under our leases could result in the termination of the lease, with a consequent loss of income and asset value to us. Further, because all of our leases contain cross-default provisions, a payment or other default by us with respect to one leased community could affect a significant number of our other leased communities. Certain of our leases contain various financial and other restrictive covenants, which could limit our flexibility in operating our business. Failure to maintain compliance with the lease obligations as set forth in our lease agreements could have a material adverse impact us.
Our failure to comply with financial covenants contained in debt instruments and lease agreements could result in the acceleration of the related debt or lease.
There are various financial covenants and other restrictions in certain of our debt instruments and lease agreements, including provisions which:
•	require us to meet specified financial tests at the subsidiary company level, which include, but are not limited to, tangible net worth requirements;

•	require us to meet specified financial tests at the community level, which include, but are not limited to, occupancy requirements and lease coverage tests; and

•	require consent for changes in control of us.
If we fail to comply with any of these requirements, then the related indebtedness or lease obligations could become due and payable prior to their stated dates. We cannot assure that we could pay these debt or lease obligations if they became due.

We will require additional financing and/or refinancings in the future and may issue equity securities.
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
Any future floating rate debt and lease obligations could expose us to rising interest rates.
Future indebtedness and lease obligations, if applicable, may be based on floating interest rates prevailing from time to time. Therefore, increases in prevailing interest rates would increase our interest or lease payment obligations and could have a material adverse effect on our business, financial condition and results of operations.
We cannot assure that we will be able to effectively manage our growth.
We intend to expand our operations, directly or indirectly, through the acquisition of existing senior living communities, the expansion of some of our existing senior living communities, the development of new senior living communities and through an increase in the number of communities which we manage under management agreements. The success of our growth strategy will depend, in large part, on our ability to implement these plans and to effectively operate these communities. If we are unable to manage our growth effectively, our business, results of operations and financial condition may be adversely affected.
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
At June 30, 2007, we managed three senior living communities for third parties and 12 senior living communities for joint ventures in which we have a minority interest pursuant to multi-year management agreements. The management agreements generally have initial terms of five years, subject to certain renewal rights. Under these agreements we provide management services to third party and joint venture owners to operate senior living communities and have provided, and may in the future provide, management and consulting services to third parties on market and site selection, pre-opening sales and marketing, start-up training and management services for facilities under development and construction. In most cases, either party to the agreements may terminate them upon the occurrence of an event of default caused by the other party. In addition, subject to our rights to cure deficiencies, community owners may terminate us as manager if any licenses or certificates necessary for operation are revoked, or if we have a change of control. Also, in some instances, a community owner may terminate the management agreement relating to a particular community if we are in default under other management agreements relating to other communities owned by the same community owner or its affiliates. In addition, in certain cases the community owner may terminate the agreement upon 30 days’ notice to us in the event of a sale of the community. In those agreements, which are terminable in the event of a sale of the community, we have certain rights to offer to purchase the community. The termination of a significant portion of our management agreements could have a material adverse effect on our business, financial condition and results of operations.
Failure to perform our obligations under our joint venture arrangements could have a material adverse effect on us.
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
     Not Applicable
Item 3. DEFAULTS UPON SENIOR SECURITIES.
     Not Applicable
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Company’s Annual Meeting of Stockholders was held on May 8, 2007 (the “Annual Meeting”). At the Annual Meeting, the stockholders voted to re-elect two directors of the Company, James A. Moore and Dr. Victor W. Nee, to hold office until the annual meeting to be held in 2010 or until each person’s successor is duly elected and qualified. The other directors whose terms continued after the Annual Meeting are Lawrence A. Cohen, Craig F. Hartberg, Keith N. Johannessen, Jill M. Krueger and James A. Stroud.
A total of 25,680,397 shares were represented at the Annual Meeting in person or by proxy.
The number of shares that were voted for and that were withheld from, each of the director nominees was as follows:

Director Nominee	For	Withheld
James A. Moore	20,024,424	5,655,973
Dr. Victor W. Nee	20,022,244	5,658,153
The stockholders ratified Ernst & Young LLP as the Company’s independent accountants with 23,728,644 shares cast for ratification, 1,937,555 shares cast against and 14,199 shares abstaining from voting.
The stockholders approved the Company’s 2007 Omnibus Stock and Incentive Plan with 16,779,368 shares cast for ratification, 6,524,290 shares cast against and 83,414 shares abstaining from voting.
The stockholders rejected the proposal by a stockholder to recommend that the Board of Directors promptly engage an investment banking firm and pursue a sale or liquidation of the Company with 6,802,213 shares cast for ratification, 16,560,240 shares cast against and 24,619 shares abstaining from voting.
No other matters were voted on at the Annual Meeting.
Item 5. OTHER INFORMATION.
Not Applicable
Item 6. EXHIBITS.
The exhibits listed on the accompanying Index to Exhibits on page 30 are filed as part of this Report.

INDEX TO EXHIBITS
The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

Exhibit
Number		Description
*3.1	—	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.1)

(a)3.1.1	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.1)

*3.2	—	Amended and Restated Bylaws of the Registrant (Exhibit 3.2)

(a)3.2.1	—	Amendments to Amended and Restated Bylaws of the Registrant (Exhibit 3.2)

(b)3.2.2	—	Amendment No. 2 to Amended and Restated Bylaws of the Registrant (Exhibit 3.2.2)

(c) 4.1	—
Rights Agreement, dated as of March 9, 2000, between Capital Senior Living Corporation and ChaseMellon Shareholder Services, L.L.C., which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock, $.01 par value, as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights as Exhibit C (Exhibit 4.1)

(c)4.2	—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock, $.01 par value (included as Exhibit A to the Rights Agreement, which is Exhibit 4.1 hereto) (Exhibit 4.2)

(c)4.3	—	Form of Right Certificate (included as Exhibit B to the Rights Agreement, which is Exhibit 4.1 hereto) (Exhibit 4.3)

(c)4.4	—	Form of Summary of Rights (included as Exhibit C to the Rights Agreement, which is Exhibit 4.1 hereto) (Exhibit 4.4)

(c)4.5
Specimen of legend to be placed, pursuant to Section 3(c) of the Rights Agreement, on all new Common Stock certificates issued after March 20, 2000 and prior to the Distribution Date upon transfer, exchange or new issuance (included in Section 3(c) of the Rights Agreement, which is Exhibit 4.1 hereto) (Exhibit 4.5)

(d)10.1	—	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Exhibit 4.6)

(d)10.2	—	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Exhibit 4.7)

(e)10.3	—	Multifamily Note dated May 3, 2007 executed by Triad Senior Living III, L.P. in favor of Capmark Bank. (Exhibit 10.1)

(e)10.4	—	Schedule identifying substantially identical agreements to Exhibit 10.3. (Exhibit 10.2)

(e)10.5	—
Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing dated May 3, 2007 by Triad Senior Living III, L.P. in favor of Chicago Title Insurance Company, as trustee for the benefit of Capmark Bank. (Exhibit 10.3)

(e)10.6	—	Schedule identifying substantially identical agreements to Exhibit 10.5. (Exhibit 10.4)

(f)31.1	—	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

(f)31.2	—	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

(f)32.1	—	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(f)32.2	—	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to exhibit from the Registration Statement No. 333-33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.

(a)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.

(b)	Incorporated by reference to the exhibit shown in parenthesis from the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.

(c)	Incorporated by reference to the exhibit of corresponding number from the Company’s Current Report on Form 8-K, dated March 9, 2000, filed by the Company with the Securities and Exchange Commission.

(d)	Incorporated by reference to the exhibit shown in parenthesis from the Registration Statement on Form S-8, dated May 31, 2007, filed by the Company with the Securities and Exchange Commission.

(e)	Incorporated by reference to the exhibit of corresponding number from the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.

(f)	Filed herewith.

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

Date: August 6, 2007