Form 10-Q
period 2007-09-30
CAPITAL SENIOR LIVING CORP
filed 2007-11-07
CIK 1043000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 5, 2007, the Registrant had 26,579,357, outstanding shares of its Common Stock, $0.01 par value.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$23,994	$25,569
Accounts receivable, net	3,430	3,838
Accounts receivable from affiliates	473	784
Federal and state income taxes receivable	2,244	241
Deferred taxes	877	672
Assets held for sale	1,531	2,034
Property tax and insurance deposits	7,287	6,460
Prepaid expenses and other	5,273	3,493

Total current assets	45,109	43,091

Property and equipment, net	309,941	313,569
Deferred taxes	13,487	15,448
Investments in limited partnerships	5,613	5,253
Other assets, net	15,896	17,127

Total assets	$390,046	$394,488

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,156	$3,566
Accrued expenses	11,329	11,224
Current portion of notes payable	6,473	6,110
Current portion of deferred income	4,441	4,306
Customer deposits	2,129	2,478

Total current liabilities	27,528	27,684

Deferred income	23,906	26,073
Notes payable, net of current portion	190,430	196,647
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares — 65,000
Issued and outstanding shares — 26,563 and 26,424 in 2007 and 2006, respectively	266	264
Additional paid-in capital	128,487	127,448
Retained earnings	19,429	16,372

Total shareholders’ equity	148,182	144,084

Total liabilities and shareholders’ equity	$390,046	$394,488

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Resident and health care revenue	$41,910	$36,501	$124,842	$101,175
Unaffiliated management services revenue	778	151	939	858
Affiliated management services revenue	864	437	2,035	1,116
Community reimbursement revenue	4,206	4,732	13,049	12,951

Total revenues	47,758	41,821	140,865	116,100

Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	26,344	23,290	77,263	65,183
General and administrative expenses	2,880	3,303	9,180	8,728
Facility lease expense	6,850	5,131	20,184	11,082
Stock-based compensation expense	283	212	763	552
Depreciation and amortization	2,835	2,672	8,361	9,643
Community reimbursement expense	4,206	4,732	13,049	12,951

Total expenses	43,398	39,340	128,800	108,139

Income from operations	4,360	2,481	12,065	7,961

Other income (expense):
Interest income	154	191	509	466
Interest expense	(3,160)	(3,511)	(9,615)	(13,151)
Gain on sale of assets	805	817	2,504	1,714
Write-off of deferred loan costs	—	—	(538)	(1,867)
Other (expense) income	(8)	91	(61)	212

Income (loss) before (provision) benefit for income taxes	2,151	69	4,864	(4,665)
(Provision) benefit for income taxes	(784)	—	(1,807)	1,249

Net income (loss)	1,367	69	3,057	(3,416)

Per share data:
Basic net income (loss) per share	$0.05	$0.00	$0.12	$(0.13)

Diluted net income (loss) per share	0.05	0.00	0.11	(0.13)

Weighted average shares outstanding — basic	26,201	26,023	26,177	25,976

Weighted average shares outstanding — diluted	26,593	26,470	26,641	25,976

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Operating Activities
Net income (loss)	$3,057	$(3,416)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	8,325	8,518
Amortization	36	1,125
Amortization of deferred financing charges	300	484
Amortization of deferred lease costs	258	148
Amortization of imputed interest	136	168
Deferred income from affiliates	—	68
Deferred income	54	154
Deferred income taxes	1,629	(7,109)
Equity in the earnings of unconsolidated affiliates	61	(212)
Gain on sale of assets	(2,504)	(1,714)
Provision for bad debts	106	99
Write-off of deferred loan costs	538	1,867
Reduction of contingent note payable	(340)	—
Stock based compensation expense	763	552
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	302	(1,750)
Accounts receivable from affiliates	311	(912)
Property tax and insurance deposits	(827)	(903)
Prepaid expenses and other	(1,780)	(316)
Other assets	927	(5,157)
Accounts payable	(410)	57
Accrued expenses	106	457
Federal and state income taxes receivable/payable	(2,003)	377
Customer deposits	(349)	17

Net cash provided by (used in) operating activities	8,696	(7,398)

Investing Activities
Capital expenditures	(5,228)	(4,433)
Proceeds from the sale of assets	1,423	40,531
Net investment in limited partnerships	(421)	(3,963)

Net cash (used in) provided by investing activities	(4,226)	32,135

Financing Activities
Proceeds from notes payable	44,025	146,590
Repayments of notes payable	(49,675)	(162,659)
Restricted cash	—	973
Cash proceeds from the issuance of common stock	278	277
Excess tax benefits on stock options exercised	127	121
Cash received (paid) to settle interest rate lock agreement	60	(1,823)
Deferred financing charges paid	(860)	(3,095)

Net cash used in financing activities	(6,045)	(19,616)

(Decrease) increase in cash and cash equivalents	(1,575)	5,121
Cash and cash equivalents at beginning of period	25,569	21,831

Cash and cash equivalents at end of period	$23,994	$26,952

Supplemental Disclosures
Cash paid during the period for:
Interest	$9,322	$13,052

Income taxes	$2,283	$5,425

Non-cash transactions:
Conversion of interest rate cap agreement to notes payable	$—	$5,727

Debt assumed in sale/leaseback transactions	$—	$45,535

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
1. BASIS OF PRESENTATION
Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior living communities throughout the United States. As of September 30, 2007, the Company operated 64 senior living communities in 23 states with an aggregate capacity of approximately 9,500 residents, including 25 senior living communities which the Company owned, 12 senior living communities in which the Company had an ownership interest, 24 senior living communities that the Company leased and three senior living communities it managed for third parties. As of September 30, 2007, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. The Company accounts for significant investments in unconsolidated affiliated companies using the equity method of accounting. All material intercompany balances and transactions have been eliminated in consolidation.
The accompanying consolidated balance sheet, as of December 31, 2006, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2006, and the accompanying unaudited consolidated financial statements, as of September 30, 2007 and 2006, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007.
In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2007, results of operations for the three and nine months ended September 30, 2007 and 2006, respectively, and cash flows for the nine months ended September 30, 2007 and 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for the year ending December 31, 2007.
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
Assets Held for Sale
The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The Company had three parcels of land held for sale at September 30, 2007. The fair value of these properties is generally determined based on market rates, industry trends and recent comparable sales transactions. The actual sales price of these assets could differ significantly from the Company’s estimates.
In March 2007, the Company sold one parcel of land located in Baton Rouge, Louisiana that had been classified as held for sale. The land parcel sold for $0.5 million, net of closing costs, resulting in a gain on sale of approximately $0.1 million and net proceeds of approximately $0.5 million.

In May 2007, the Company sold one parcel of land located in Miami, Ohio that had been classified as held for sale to a joint venture (“SHP III/CSL Miami”), which is owned 90% by Senior Housing Partners III LP (“SHP III”), a fund owned by Prudential Real Estate Investors (“Prudential”), and 10% by the Company, for $0.6 million.
During the second quarter of fiscal 2007, management reclassified a parcel of land in Carmichael, California to held for sale. The Company estimated on the date of reclassification that the fair value of the land parcel exceeded its carrying value of $0.5 million.
The Company estimates the three parcels of land that were held for sale at September 30, 2007 had an aggregate fair value, net of costs of disposal, that exceeds the carrying value of $1.5 million. The amounts that the Company will ultimately realize could differ materially from this estimate.
Leases Accounting
The Company determines whether to account for its leases as either operating, capital or financing leases depending on the underlying terms of the lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of September 30, 2007, the Company leased 24 communities and classified each of these leases as an operating lease. The Company incurs lease acquisition costs and amortizes these costs over the term of the lease agreement. Facility lease expense in the Company’s statement of operations includes the actual rent paid plus amortization expense relating to leasehold acquisition costs.
Certain leases entered into by the Company qualified as sale/leaseback transactions under the provisions of Financial Accounting Standards No. 98, “Accounting for Leases” (“FAS 98”) and, as such, any related gains have been deferred and are being amortized over the lease term. The amortization of the deferred gains is included in gain on sale of assets in the statement of operations.
Financial Instruments
Effective January 31, 2005, the Company entered into an interest rate cap agreement with a commercial bank to reduce the impact of increases in interest rates on the Company’s variable rate loans. The interest rate cap agreement effectively limited the interest rate exposure on the notional amount to a maximum London Interbank Offered Rate (“LIBOR”) of 5%, as long as one-month LIBOR was less than 7%. If one-month LIBOR was greater than 7%, the agreement effectively limited the interest rate on the same notional amount to a maximum LIBOR of 7%. This interest rate cap agreement was sold in May 2007, resulting in net proceeds of $0.1 million and a gain on sale of $28,000. During fiscal 2007, the Company received $37,000 under the terms of this interest rate cap agreement and recorded the amount received as a reduction in interest expense. The cost of this agreement was being amortized to interest expense over the life of the agreement.
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
The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. This standard clarifies the accounting for income tax benefits that are uncertain in nature. Under FIN 48, a company is required to recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. FIN 48 also provides guidance on thresholds, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. Under the transition guidance for implementing FIN 48, any required cumulative-effect adjustment was required to be recorded to retained earnings as of January 1, 2007. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. The Company is not subject to income tax examinations for tax years prior to 2003. The adoption of FIN 48 did not have a material effect on the Company’s results of operations or financial position.
Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share considers the dilutive effect of outstanding options and non-vested stock calculated using the treasury stock method. Due to a net loss in the nine months ended September 30, 2006, no common stock equivalents were considered in the calculation of diluted earnings per share for that period.
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$1,367	$69	$3,057	$(3,416)

Weighted average shares outstanding — basic	26,201	26,023	26,177	25,976
Effects of dilutive securities:
Employee equity compensation plans	392	447	464	—

Weighted average shares outstanding — diluted	26,593	26,470	26,641	25,976

Basic income (loss) per share	$0.05	$0.00	$0.12	$(0.13)

Diluted income (loss) per share	$0.05	$0.00	$0.11	$(0.13)

Reclassifications
Certain reclassifications have been made to prior year amounts to conform to current year presentations. The Company’s income statements now separately reflect community reimbursement revenue and expense. Pursuant to EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred,” and EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” management concluded during the fourth quarter of fiscal 2006 that the accounting for certain reimbursements (primarily salaries and related overhead charges) related to joint venture and third party community operations should be presented on a grossed up basis versus a net expense basis. Accordingly, the Company has classified these expense reimbursements as community reimbursement revenue and community reimbursement expense in the consolidated statements of operations for the three and nine months ended September 30, 2006 in order to be consistent with the current presentation for the three and nine months ended September 30, 2007. This classification resulted in an increase in total revenues and total operating expenses from the amounts previously reported of $4.7 million and $13.0 for the three and nine months ended September 30, 2006, respectively. This reclassification had no impact on operating income, net income, earnings per share or stockholders’ equity.
3. TRANSACTIONS WITH AFFILIATES
SHPII/CSL
The Company accounts for its investment in four joint ventures (collectively “SHPII/CSL”) under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.2 million in each of the nine months ended September 30, 2007 and 2006. In addition, the Company earned $0.9 million and $0.8 million in management fees on the four senior living communities owned by SHPII/CSL (the “Spring Meadows Communities”) in the nine months ended September 30, 2007 and 2006, respectively.
SHPIII/CSL Miami
The Company has entered into SHPIII/CSL Miami with SHP III to develop a senior housing community in Miami Township, Ohio. Under the joint venture agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 101 independent living units and 45 assisted living units and is expected to open in the second or third quarter of 2008. As of September 30, 2007 the Company had made capital contributions of

$0.6 million to the joint venture. In addition, the Company earned $0.4 million in development fees from SHPIII/CSL Miami during the nine months ended September 30, 2007.
Midwest I
The Company accounts for its investment in Midwest Portfolio Holdings, LP (“Midwest I”) under the equity method of accounting and the Company recognized a loss in the equity of Midwest I of $23,000 in the nine months ended September 30, 2007 compared to earnings in the equity of Midwest I of $35,000 in the nine months ended September 30, 2006. The Company earned $0.4 million and $0.3 million in management fees on the five communities owned by Midwest I in the nine months ended September 30, 2007 and 2006, respectively. During the second quarter of fiscal 2007, Midwest I finalized its purchase price allocation on the five communities it acquired in fiscal 2006, resulting in a noncash charge of $0.1 million being recognized by the Company. The final purchase price allocation resulted in more of the purchase price being allocated to assets with shorter economic lives, which resulted in additional depreciation and amortization expense.
Midwest II
The Company accounts for its investment in Midwest Portfolio Holdings II, LP (“Midwest II”) under the equity method of accounting and the Company recognized a loss in the equity of Midwest II of $0.2 million in the nine months ended September 30, 2007 compared to earnings in the equity of Midwest II of $7,000 in the nine months ended September 30, 2006. The Company earned $0.4 million and $0.1 in management fees on the three communities owned by Midwest II in the nine months ended September 30, 2007 and 2006, respectively. During the second quarter of fiscal 2007, Midwest II finalized its purchase price allocation on the three communities it acquired in fiscal 2006, resulting in a noncash charge of $0.2 million being recognized by the Company. The final purchase price allocation resulted in more of the purchase price being allocated to assets with shorter economic lives, which resulted in additional depreciation and amortization expense.
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
5. CGIM TRANSACTION
Effective August 18, 2004, the Company acquired from the Covenant Group of Texas, Inc. (“Covenant”) all of the outstanding stock of Covenant’s wholly owned subsidiary, CGIM. The Company paid approximately $2.3 million in cash (including closing costs of approximately $0.1 million) and issued a non-interest bearing note with a fair value of approximately $1.1 million (face amount $1.4 million discounted at 5.7%), subject to various adjustments set forth in the purchase agreement, to acquire all of the outstanding stock of CGIM. The note is due in three installments of approximately $0.3 million, $0.4 million and $0.7 million due on the first, third and fifth anniversaries of the closing, respectively, subject to reduction if the management fees earned from the third party owned communities with various terms are terminated and not replaced by substitute agreements during the period, and certain other adjustments. This acquisition resulted in the Company assuming the management contracts on 14 senior living communities with a combined resident capacity of approximately 1,800 residents. The acquisition was accounted for as a purchase and the entire purchase price of $3.5 million was allocated to management contract rights. The Company’s first installment payment under the Covenant note was reduced by $0.2 million under the terms of the stock purchase agreement and the $0.2 million installment reduction was recorded as an adjustment to the purchase price. The second installment, which was due on August 15, 2007, was reduced by $0.4 million, resulting in no amount due to Covenant and a reduction in the Company’s note payable to Covenant of approximately $0.3 million, which was reflected as management fee income in the Company’s consolidated statement of operations. In addition, under the terms of the purchase agreement, the Company has the right to recapture certain contingent payments made to Covenant if the Company did not receive the required minimum management fee income set forth in the purchase agreement. As a result of these provisions, the Company recorded a receivable and management fee income of approximately $0.4 million. Subsequent to the end of the third quarter of fiscal 2007, Covenant paid this receivable and executed an amendment to the stock purchase agreement releasing the Company from any future obligations under the Company’s note payable to Covenant. As a result the Company will recognize additional management fee income of approximately $0.6 million in the fourth quarter of fiscal 2007. The Company earned $0.9 million and $0.7 million under the CGIM management agreements for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007 the Company managed three communities under the CGIM management agreements.

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
On May 3, 2007, the Company refinanced $30.0 million of mortgage debt on four senior living communities with Federal National Mortgage Association (“Fannie Mae”). As part of the refinancing, the Company repaid approximately $2.7 million of mortgage debt on the four communities. The new mortgage loans have a ten-year term with interest fixed at 5.91% and principal amortized over a 30-year term. The Company incurred $0.5 million in deferred financing costs related to this loan, which is being amortized over ten years. In addition, as part of this refinancing, the Company wrote-off $0.4 million in deferred loan costs. The new loans replaced $32.7 million of variable rate debt with an effective interest rate of 7.6%.
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
FASB Statement No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement 115” (“FAS 159”). In February 2007, FASB issued FAS 159, which permits, but does not require, entities to measure many financial instruments, including liabilities and certain other items, at fair value with resulting changes in fair value reported in earnings. The Company is required to adopt FAS 159 on January 1, 2008 and is currently evaluating which, if any, of its financial assets or liabilities to report at fair value with related adjustments reported in earnings. Therefore, the impact, if any, that FAS 159 will have on its consolidated financial statements has not been determined.
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
A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2007 is presented below:

	Outstanding at
	Beginning of				Outstanding	Options
	Period	Granted	Exercised	Cancelled	End of Period	Exercisable
Shares	1,026,682	—	62,396	6,000	958,286	951,786
Weighted average price	$4.80	$—	$4.42	$3.32	$4.83	$4.83
The options outstanding and the options exercisable at September 30, 2007 each had an intrinsic value of approximately $3.5 million.
Restricted Stock
The Company may also grant restricted stock to employees, officers and directors. Restricted stock granted generally vests over a period of three to four years but such awards are considered outstanding at the time of grant, since the holders thereof are entitled to dividends and voting rights.
A summary of the Company’s restricted stock awards activity and related information for the nine months ended September 30, 2007, is presented below:

	Outstanding at
	Beginning of				Outstanding
	Period	Issued	Vested	Cancelled	End of Period
Shares	283,445	95,000	10,500	17,750	350,195
The restricted stock outstanding at September 30, 2007 had an intrinsic value of approximately $3.0 million.
During the nine months ended September 30, 2007, the Company awarded 95,000 shares of restricted common stock to certain employees and directors of the Company. The average market value of the common stock on the date of grant was $10.42. These awards of restricted shares vest over a three to four-year period and had an intrinsic value of $1.0 million on the date of issue.
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
The following table presents the Company’s assumptions utilized to estimate the grant date fair value of stock options (no stock options have been granted during fiscal 2007):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
Expected volatility	51%	51%
Expected dividend yield	0%	0%
Expected term in years	7.5	7.5
Risk free rate	5.1%	5.1%
Expected forfeiture rate	8.0%	8.0%
The Company has total stock-based compensation expense of $2.2 million not recognized as of September 30, 2007 and expects this expense to be recognized over approximately a four-year period.
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
9. SUBSEQUENT EVENT
The Company and Prudential, acting on behalf of institutional investors in its Senior Housing Partners III fund, have formed a second joint venture to develop a senior housing community. The community to be developed is located in Richmond Heights, Ohio and will consist of 97 independent living units and 45 assisted living units.

The new venture will be funded 10 percent by the Company and 90 percent by Prudential. The joint venture will fund approximately 35 percent of the equity according to each member’s pro rata share and will obtain a construction loan for the remaining 65 percent of the project costs. Under the venture agreement, the Company will earn development and management fees and may receive incentive distributions.

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
Overview
The following discussion and analysis addresses (i) the Company’s results of operations for the three and nine months ended September 30, 2007 and 2006, respectively, and (ii) liquidity and capital resources of the Company and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report.
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
As of September 30, 2007, the Company operated 64 senior living communities in 23 states with an aggregate capacity of approximately 9,500 residents, including 25 senior living communities which the Company owned, 12 senior living communities in which the Company had an ownership interest, 24 senior living communities that the Company leased and three senior living communities it managed for third parties. As of September 30, 2007, the Company also operated one home care agency.
Management Agreements
As of September 30, 2007, the Company managed 12 communities owned by joint ventures in which the Company had a minority interest and three communities owned by third parties. For communities owned by joint ventures and third parties, the Company typically receives a management fee of 5% of gross revenues. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community.
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
Midwest I Transactions
Midwest I is owned approximately 89% by GE Healthcare Financial Services (“GE Healthcare”) and 11% by the Company. Midwest I owns five communities and the Company manages the five communities under long-term management agreements. The Company accounts for its investment in Midwest I under the equity method of accounting and the Company recognized a loss in the equity of Midwest I of $23,000 in the nine months ended September 30, 2007 compared to earnings in the equity of Midwest I of $35,000 in the nine months ended September 30, 2006. The Company earned $0.4 million and $0.3 million in management fees on the Midwest I communities in the nine months ended September 30, 2007 and 2006, respectively. During the second quarter of fiscal 2007, Midwest I finalized its purchase price allocation on the five communities it acquired in fiscal 2006, resulting in a noncash charge of $0.1 million being recognized by the Company. The final purchase price allocation resulted in more of the purchase price being allocated to assets with shorter economic lives, which resulted in additional depreciation and amortization expense.
Midwest II Transactions
Midwest II is owned approximately 85% by GE Healthcare and 15% by the Company. Midwest II owns three communities and the Company manages the three communities under long-term management agreements. The Company accounts for its investment in Midwest II under the equity method of accounting and the Company recognized a loss in the equity of Midwest II of $0.2 million in the nine months ended September 30, 2007 compared to equity in the earnings of Midwest II of $7,000 in the nine months ended September 30, 2006. The Company earned $0.4 million and $0.1 million in management fees on the Midwest II communities in the nine months ended September 30, 2007 and 2006, respectively. During the second quarter of fiscal 2007, Midwest II finalized its purchase price allocation on the three communities it acquired in fiscal 2006, resulting in a noncash charge of $0.2 million being recognized by the Company. The final purchase price allocation resulted in more of the purchase price being allocated to assets with shorter economic lives, which resulted in additional depreciation and amortization expense.
SHPII/CSL and SHPII Transactions
SHPII/CSL is owned 95% by Senior Housing Partners II, LP (“SHPII”), a fund managed by Prudential, and 5% by the Company. Effective as of November 30, 2004, SHPII/CSL acquired the four Spring Meadows Communities. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.2 million in each of the nine months ended September 30, 2007 and 2006. In addition, the Company earned $0.9 million and $0.8 million in management fees on the Spring Meadows Communities in the nine months ended September 30, 2007 and 2006, respectively.
From September 2003 to December 2006, the Company managed, for SHPII under a long-term management contract, one senior living community located in Carmichael, California (the “Atrium of Carmichael”). The Company earned $0.1 million in management fees on the Atrium of Carmichael in the nine months ended September 30, 2006. In December 2006, SHPII sold the Atrium of Carmichael to HCPI and the Company subsequently leased the community from HCPI in a transaction valued at approximately $18.0 million.
SHPIII/CSL Miami Transaction
The Company has entered into a joint venture to develop a senior housing community in Miami Township, Ohio. The joint venture is owned 90% by SHPIII and 10% by the Company. Under the joint venture agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 101 independent living units and 45 assisted living units and is expected to open in the second or third quarter of 2008. As of September 30, 2007, the Company had made capital contributions of $0.6 million to the joint venture. In addition, the Company earned $0.4 million in development fees from SHPIII/CSL Miami during the nine months ended September 30, 2007.
CGIM Transaction
Effective August 18, 2004, the Company acquired from Covenant all of the outstanding stock of Covenant’s wholly owned subsidiary, CGIM. The Company paid approximately $2.3 million in cash (including closing costs of approximately $0.1 million) and issued a non-interest bearing note with a fair value of approximately $1.1 million (face amount $1.4 million discounted at 5.7%), subject to various adjustments set forth in the purchase agreement, to acquire all of the outstanding stock of CGIM. The note is due in three installments of approximately $0.3 million, $0.4 million and $0.7 million due on the first, third and fifth anniversaries of the closing, respectively, subject to reduction if the management fees earned from the third party owned communities with various terms are terminated and not replaced by substitute agreements during the period, and certain other adjustments. This acquisition resulted in the Company assuming the management contracts on 14 senior living communities with a combined resident capacity of approximately 1,800 residents. The acquisition was accounted for as a purchase and the entire purchase price of $3.5 million was allocated to management contract rights. The Company’s first installment payment under the Covenant note was reduced by $0.2 million under the terms of the stock purchase agreement and the $0.2 million installment reduction was recorded as an adjustment to the purchase price. The second installment, which was due on August 15, 2007, was reduced by $0.4 million, resulting in no amount due to Covenant and a reduction in the Company’s note payable to Covenant of approximately $0.3 million, which was reflected as management fee income in the Company’s consolidated statement of operations. In addition, under the terms of the purchase agreement, the Company has the right to recapture certain contingent payments made to Covenant if the Company did not receive the required minimum management fee income set forth in the purchase agreement. As a result of these provisions, the Company recorded a receivable and management fee income of approximately $0.4 million. Subsequent to the end of the third quarter of fiscal 2007, Covenant paid this receivable and executed an amendment to the stock purchase agreement releasing the Company from any future obligations under the Company’s note payable to Covenant. As a result the Company will recognize additional management fee income of approximately $0.6 million in the fourth quarter of fiscal 2007. The Company earned $0.9 million and $0.7 million under the CGIM management agreements for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007 the Company managed three communities under the CGIM management agreements.
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
On April 11, 2007, HCPI acquired Crescent Place, which was previously owned by Covenant and managed by the Company, in a transaction valued at approximately $8.0 million and immediately leased Crescent Place to the Company. The lease has an initial term of ten years, with two ten-year renewal extensions available at the Company’s option. The initial lease rate was 7.25% and is subject to certain conditional escalation clauses. The Company incurred $43,000 in lease acquisition costs. These deferred lease acquisition costs are being amortized over the initial lease term and are included in facility lease expense in the Company’s statement of operations. The Company accounts for this lease as an operating lease. In connection with this transaction, the Company’s previous management agreement with Covenant was terminated.
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
In February 2007, FASB issued FAS 159, which permits, but does not require, entities to measure many financial instruments, including liabilities and certain other items, at fair value with resulting changes in fair value reported in earnings. The Company is required to adopt FAS 159 on January 1, 2008 and is currently evaluating which, if any, of its financial assets or liabilities to report at fair value with related adjustments reported in earnings. Therefore, the impact, if any, that FAS 159 will have on its consolidated financial statements has not been determined.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	$	%	$	%	$	%	$	%
Revenues:
Resident and healthcare revenue	$41,910	87.8	$36,501	87.3	$124,842	88.6	$101,175	87.1
Unaffiliated management service revenue	778	1.6	151	0.4	939	0.7	858	0.7
Affiliated management service revenue	864	1.8	437	1.0	2,035	1.4	1,116	1.0
Community reimbursement revenue	4,206	8.8	4,732	11.3	13,049	9.3	12,951	11.2

Total revenue	47,758	100.0	41,821	100.0	140,865	100.0	116,100	100.0
Expenses:
Operating expenses (exclusive of depreciation and amortization shown below)	26,344	55.2	23,290	55.7	77,263	54.8	65,183	56.1
General and administrative expenses	2,880	6.0	3,303	7.9	9,180	6.5	8,728	7.5
Facility lease expense	6,850	14.3	5,131	12.3	20,184	14.3	11,082	9.5
Stock-based compensation	283	0.6	212	0.5	763	0.5	552	0.5
Depreciation and amortization	2,835	5.9	2,672	6.4	8,361	5.9	9,643	8.3
Community reimbursement expense	4,206	8.8	4,732	11.3	13,049	9.3	12,951	11.2

Total expenses	43,398	90.9	39,340	94.1	128,800	91.4	108,139	93.1

Income from operations	4,360	9.1	2,481	5.9	12,065	8.6	7,961	6.9
Other income (expense):
Interest income	154	0.3	191	0.5	509	0.4	466	0.4
Interest expense	(3,160)	(6.6)	(3,511)	(8.4)	(9,615)	(6.8)	(13,151)	(11.3)
Gain on sale of assets	805	1.7	817	2.0	2,504	1.8	1,714	1.5
Write-off of deferred loan costs	—	—	—	—	(538)	(0.4)	(1,867)	(1.6)
Other (expense) income	(8)	(0.0)	91	0.2	(61)	(0.0)	212	0.2

Income (loss) before (provision) benefit income taxes	2,151	4.5	69	0.2	4,864	3.5	(4,665)	(4.0)
(Provision) benefit for income taxes	(784)	(1.6)	—	—	(1,807)	(1.3)	1,249	1.1

Net income (loss)	1,367	2.9	69	0.2	3,057	2.2	(3,416)	(2.9)

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006
Revenues.
Total revenues were $47.8 million for the three months ended September 30, 2007 compared to $41.8 million for the three months ended September 30, 2006 representing an increase of approximately $6.0 million or 14.2%. This increase in revenue is primarily the result of a $5.4 million increase in resident and healthcare revenue, an increase in unaffiliated management services revenue of $0.6 million, and an increase in affiliated management services revenue of $0.4 million, offset by a decrease in community reimbursement revenue of $0.5 million.

•	Resident and healthcare revenue increased 14.8% as a result of an increase of $3.3 million from the addition of the Hunt Communities, which were leased from HCPI on December 1, 2006, an increase of $0.8 million from the addition of the Atrium of Carmichael, which was leased from HCPI on December 14, 2006, an increase of $0.5 million from the addition of Crescent Place, which was leased from HCPI on April 11, 2007, and an increase in resident and healthcare revenue at the Company’s other communities of $0.8 million as a result of higher rental rates and community fees in the current fiscal year.

•	The increase in unaffiliated management services revenue primarily results from the recovery of management fees of $0.4 million from Covenant and the reduction of a contingent note payable to Covenant of $0.3 million under the provisions of the CGIM purchase and sale agreement. The Company managed three communities for third parties in the third quarter of fiscal 2007 compared to six communities in the third quarter of fiscal 2006.

•	Affiliated management services revenue increased due to an increase in management fees earned on the communities owned by SHPII/CSL, Midwest I and Midwest II along with development fees of $0.3 million earned on the development of a community for SHPIII/CSL Miami. The Company earned affiliated management fees on 13 communities, which includes fees earned on one community under development in the third quarter of fiscal 2007 compared to 12 communities in the third quarter of fiscal 2006.

•	Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements.
Expenses.
Total expenses were $43.4 million in the third quarter of fiscal 2007 compared to $39.3 million in the third quarter of fiscal 2006, representing an increase of $4.1 million or 10.3%. This increase is primarily the result of a $3.0 million increase in operating expenses, a $1.7 million increase in facility lease expense, a $0.1 million increase in stock-based compensation and a $0.2 million increase in depreciation and amortization expense offset by a $0.4 million decrease in general and administrative expenses and a $0.5 million decrease in community reimbursement expense.
•	Operating expenses increased 12.8% primarily due to an increase of $2.1 million from the addition of the Hunt Communities, an increase of $0.5 million from the addition of the Atrium of Carmichael and an increase of $0.3 million from the addition of Crescent Place and an increase of $0.1 million at the Company’s other communities.

•	General and administrative expenses decreased $0.4 million primarily due to a decrease in legal services of $0.1 million and a decrease in insurance costs of $0.3 million.

•	Facility lease expenses increased $1.7 million primarily due to the Company leasing 24 senior living communities in the third quarter of fiscal 2007 compared to 18 senior living communities in the third quarter of fiscal 2006.

•	Stock-based compensation increased $0.1 million in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 primarily due to the award of additional restricted shares to certain employees and directors of the Company.

•	Depreciation and amortization expense increased $0.2 million primarily due to additional depreciation on leasehold improvements.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures.
Other income and expense.
•	Interest income reflects interest earned on investment of cash balances and interest earned on escrowed funds.

•	Interest expense decreased $0.3 million to $3.2 million in the third quarter of 2007 compared to $3.5 million in the comparable period of 2006. This decrease in interest expense primarily results from lower debt outstanding during the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 primarily resulting from property sales, along with a lower average interest rate in the current fiscal year compared to the prior year as a result of the Company’s debt refinancings.

•	Gain on sale of assets in both third quarter of fiscal 2007 and 2006 represents the recognition of deferred gains associated with the Company’s sale/leaseback transactions of $0.8 million. As of September 30, 2007, the Company had deferred gains on sale/leaseback transactions of $27.2 million that are being recognized into income over their respective initial lease terms.

•	Other expense/income in the third quarter of fiscal 2007 and 2006 relates to the Company’s equity in the earnings/losses of unconsolidated affiliates, which represents the Company’s share of the earnings/losses on its investments in SHPII/CSL, Midwest I and Midwest II.
Income taxes.
Provision for income taxes for the third quarter of fiscal 2007 was $0.8 million or 36.4% of income before taxes compared no provision for income taxes for the third quarter of fiscal 2006. The effective tax rates for the third quarter of 2007 and 2006 differ from the statutory tax rates because of state income taxes and permanent tax differences. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. At September 30, 2007, no valuation allowance was considered necessary based on this evaluation.
Net income/loss.
As a result of the foregoing factors, the Company reported net income of $1.4 million and $0.1 million for the three months ended September 30, 2007 and 2006, respectively.
Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006
Revenues.
Total revenues were $140.9 million for the nine months ended September 30, 2007 compared to $116.1 million for the nine months ended September 30, 2006 representing an increase of approximately $24.8 million or 21.3%. This increase in revenue is primarily the result of a $23.7 million increase in resident and healthcare revenue, an increase in unaffiliated management services revenue of $0.1 million an increase in affiliated management services revenue of $0.9 million and an increase in community reimbursement revenue of $0.1 million.
•	Resident and healthcare revenue increased 23.4% as a result of an increase of $4.9 million from the addition of the Covenant communities, which the Company leased from HCPI on May 31, 2006, an increase of $1.9 million from the addition of Rose Arbor, which was leased from Ventas on June 8, 2006, an increase of $9.9 million from the addition of the Hunt Communities, which were leased from HCPI on December 1, 2006, an increase of $2.5 million from the addition of the Atrium of Carmichael, which was leased from HCPI on December 14, 2006, an increase of $0.8 million from the addition of Crescent Place, which was leased from HCPI on April 11, 2007, and an increase in resident and healthcare revenue at the Company’s other communities of $3.7 million as a result of higher rental rates and community fees in the current fiscal year.

•	The increase in unaffiliated management services revenue primarily results from the recovery of management fees from Covenant under the provisions of the CGIM purchase and sale agreement offset by the expiration of third party management agreements and the sale of the eight communities previously owned by Covenant and managed by the Company, seven of which the Company now leases from HCPI.

•	Affiliated management services revenue increased due to an increase in management fees earned on the communities owned by SHPII/CSL, Midwest I and Midwest II along with development fees of $0.4 million earned on the development of a community for SHPIII/CSL Miami. The Company earned affiliated management fees on 13 communities, which includes fees earned on one community under development in the first nine months of fiscal 2007 compared to 12 communities in the first nine months of fiscal 2006.

•	Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements.

Expenses.
Total expenses were $128.8 million in the first nine months of fiscal 2007 compared to $108.1 million in the first nine months of fiscal 2006, representing an increase of $20.7 million or 19.1%. This increase is primarily the result of a $12.1 million increase in operating expenses, a $0.5 million increase in general and administrative expenses, a $9.1 million increase in facility lease expense, a $0.2 million increase in stock-based compensation and a $0.1 million increase in community reimbursement expense offset by a $1.3 million decrease in depreciation and amortization expense.
•	Operating expenses increased 18.5% primarily due to an increase of $3.4 million from the addition of the Covenant communities, an increase of $1.3 million from the addition of Rose Arbor, an increase of $6.2 million from the addition of the Hunt Communities, an increase of $1.4 million from the addition of the Atrium of Carmichael, and an increase of $0.6 million from the addition of Crescent Place offset by a decrease in operating expenses at the Company’s other communities of $0.8 million.

•	General and administrative expenses increased $0.5 million primarily due to an increase in professional fees relating to accounting services and system consulting services of $0.5 million. The Company has expensed $0.2 million in training and other costs related to the upgrade of its information systems.

•	Facility lease expenses increased $9.1 million primarily due to the Company leasing 24 senior living communities in the first nine months of fiscal 2007 compared to 18 senior living communities in the first nine months of fiscal 2006.

•	Stock-based compensation increased $0.2 million in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 primarily due to the award of additional restricted shares to certain employees and directors of the Company.

•	Depreciation and amortization expense decreased $1.3 million primarily as a result of the write-off of contract rights in fiscal 2006 along with the sale/leaseback of four communities previously owned by the Company.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures.
Other income and expense.
•	Interest income results from interest earned on investment of cash balances and interest earned on escrowed funds.

•	Interest expense decreased $3.5 million to $9.6 million in the first nine months of 2007 compared to $13.2 million in the comparable period of 2006. This decrease in interest expense primarily results from lower debt outstanding during fiscal 2007 compared to fiscal 2006 primarily resulting from property sales, along with a lower average interest rate in the current fiscal year compared to the prior year as a result of the Company’s debt refinancings.

•	Gain on sale of assets in the first nine months of fiscal 2007 represents the recognition of deferred gains associated with the Company’s sale/leaseback transactions of $2.4 million, a gain on the sale of a parcel of land of $0.1 million along with a gain of $28,000 on the sale of the Company’s treasury rate lock. As of September 30, 2007, the Company had deferred gains on sale/leaseback transactions of $27.2 million that are being recognized into income over their respective initial lease terms. Gain on sale of assets in the first nine months of fiscal 2006 represents the recognition of deferred gains of $1.6 million along with a gain of $0.1 million on the sale of a portion of the Company’s treasury rate lock.

•	Other expense/income in the first nine months of fiscal 2007 and 2006 relates to the Company’s equity in the earnings/losses of unconsolidated affiliates, which represents the Company’s share of the earnings/losses on its investments in SHPII/CSL, Midwest I and Midwest II. During the second quarter of fiscal 2007, Midwest I and Midwest II finalized their purchase price allocation on the eight communities they acquired, resulting in a noncash charge of $0.3 million being recognized by the Company. The final purchase price allocation resulted in more of the purchase price being allocated to assets with shorter economic lives which resulted in additional depreciation and amortization expense.

Income taxes.
Provision for income taxes for the first nine months of fiscal 2007 was $1.8 million or 37.2% of income before taxes compared to a benefit for income taxes of $1.2 million, or 26.8% of loss before taxes, for the first nine months of fiscal 2006. The effective tax rates for the first nine months of 2007 and 2006 differ from the statutory tax rates because of state income taxes and permanent tax differences. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. At September 30, 2007, no valuation allowance was considered necessary based on this evaluation.
Net income/loss.
As a result of the foregoing factors, the Company reported net income of $3.1 million for the nine months ended September 30, 2007 compared to a net loss of $3.4 million for the nine months ended September 30, 2006.
Liquidity and Capital Resources
In addition to approximately $24.0 million of cash balances on hand as of September 30, 2007, the Company’s principal sources of liquidity are expected to be cash flows from operations, proceeds from the sale of assets, cash flows from SHPII/CSL, Midwest I and Midwest II and/or additional debt refinancing. The Company expects its available cash and cash flows from operations, proceeds from the sale of assets, and cash flows from SHPII/CSL, Midwest I and Midwest II to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company from time to time considers and evaluates transactions related to its portfolio including refinancings, purchases and sales, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.
In summary, the Company’s cash flows were as follows (in thousands):

	Nine Months Ended
	September 30,
	2007	2006
Net cash provided by (used in) operating activities	$8,696	$(7,398)
Net cash (used in) provided by investing activities	(4,226)	32,135
Net cash used in financing activities	(6,045)	(19,616)

Net (decrease) increase in cash and cash equivalents	$(1,575)	$5,121

Operating Activities
The net cash provided by operating activities for the first nine months of fiscal 2007 primarily results from net income of $3.1 million, net non-cash charges of $9.4, a decrease in accounts receivable of $0.6 million and a decrease in other assets of $0.9 million offset by an increase in property tax and insurance deposits of $0.8 million, an increase in prepaid and other assets of $1.8 million, an increase in income tax receivable of $2.0 million, a decrease in accounts payable and accrued expenses of $0.3 million and a decrease in customer deposits of $0.4 million. In the first nine months of fiscal 2006, net cash used in operating activities was primarily due to a net loss of $3.4 million, an increase in accounts receivable of $2.6 million, an increase in property and tax deposits of $0.9 million, an increase in prepaid and other $0.3 million and an increase in other assets of $5.1 million, offset by net noncash charges of $4.1 million, a increase in accounts payable and accrued expenses of $0.5 million, and an increase in federal and state income taxes receivable of $0.4 million.
Investing Activities
The net cash used in investing activities for the first nine months of fiscal 2007 primarily results from capital expenditures of $5.2 million, net investments in joint ventures of $0.4 million offset by proceeds from the sale of two parcels of land for $1.1 million and proceeds from a final distribution from BRE/CSL of $0.3 million. In the first nine months of fiscal 2006, net cash provided by investing activities primarily results from proceeds from the sale of assets of $40.5 million offset by net capital expenditures of $4.4 million and distributions to limited partnerships of $4.0 million.

Financing Activities
The net cash used in financing activities for the first nine months of fiscal 2007 primarily results from net repayments of notes payable of $5.6 million, deferred loan cost paid in connection with the refinancing of five communities of $0.9 million offset by proceeds from the issuance of common stock of $0.3 million, excess tax benefits on the issuance of common stock of $0.1 million and proceeds from the sale of the Company’s treasury rate lock of $0.1 million. In the first nine months of fiscal 2006, net cash used in financing activities was primarily derived from net repayments of notes payable of $16.1 million, cash paid to settle interest rate lock agreements of $1.8 million and deferred financing charges paid in connection with the refinancing of 19 communities of $3.1 million offset by the release of restricted cash of $1.0 million, proceeds from the issuance of common stock of $0.3 million and excess tax benefits of $0.1 million.
Community Refinancings
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
As of September 30, 2007, the Company had $196.9 million in outstanding fixed rate debt instruments with an average interest rate of approximately 6.1%. The Company had no variable rate debt outstanding as of September 30, 2007. Changes in interest rates would affect the fair market value of the Company’s fixed rate debt instruments but would not have an impact on the Company’s earnings or cash flow.
Interest Rate Cap, Lock and Swap Agreements
Effective January 31, 2005, the Company entered into an interest rate cap agreement with a commercial bank to reduce the impact of increases in interest rates on the Company’s variable rate loans. The interest rate cap agreement effectively limited the interest rate exposure on the notional amount to a maximum London Interbank Offered Rate (“LIBOR”) of 5%, as long as one-month LIBOR was less than 7%. If one-month LIBOR was greater than 7%, the agreement effectively limited the interest rate on the same notional amount to a maximum LIBOR of 7%. This interest rate cap agreement was sold in May 2007, resulting in net proceeds of $0.1 million and a gain on sale of $28,000. During the first nine months of fiscal 2007, the Company received $37,000 under the terms of this interest rate cap agreement and recorded the amount received as a reduction in interest expense. The cost of this agreement was being amortized to interest expense over the life of the agreement.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
We have significant debt and our failure to generate cash flow sufficient to cover required interest and principal payments could result in defaults of the related debt.
As of September 30, 2007, we had mortgage and other indebtedness totaling approximately $196.9 million. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover required interest and principal payments. Any payment or other default could cause the applicable lender to foreclose upon the communities securing the indebtedness with a consequent loss of income and asset value to us. Further, because some of our mortgages contain cross-default and cross-collateralization provisions, a payment or other default by us with respect to one community could affect a significant number of our other communities.
We have significant operating lease obligations and our failure to generate cash flows sufficient to cover these lease obligations could result in defaults under the lease agreements.
As of September 30, 2007, we leased 24 communities with future lease obligations totaling approximately $227.3 million, with minimum lease obligations of $26.4 million in fiscal 2007. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover these required operating lease obligations. Any payment or other default under any such lease could result in the termination of the lease, with a consequent loss of income and asset value to us. Further, because all of our leases contain cross-default provisions, a payment or other default by us with respect to one leased community could affect a significant number of our other leased communities. Certain of our leases contain various financial and other restrictive covenants, which could limit our flexibility in operating our business. Failure to maintain compliance with the lease obligations as set forth in our lease agreements could have a material adverse impact us.
Our failure to comply with financial covenants and other restrictions contained in debt instruments and lease agreements could result in the acceleration of the related debt or lease.
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

We largely rely on private pay residents and circumstances that adversely affect the ability of the elderly to pay for our services could have a material adverse effect on us.
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
At September 30, 2007, we managed three senior living communities for third parties and 12 senior living communities for joint ventures in which we have a minority interest pursuant to multi-year management agreements. The management agreements generally have initial terms of five years, subject to certain renewal rights. Under these agreements we provide management services to third party and joint venture owners to operate senior living communities and have provided, and may in the future provide, management and consulting services to third parties on market and site selection, pre-opening sales and marketing, start-up training and management services for facilities under development and construction. In most cases, either party to the agreements may terminate them upon the occurrence of an event of default caused by the other party. In addition, subject to our rights to cure deficiencies, community owners may terminate us as manager if any licenses or certificates necessary for operation are revoked, or if we have a change of control. Also, in some instances, a community owner may terminate the management agreement relating to a particular community if we are in default under other management agreements relating to other communities owned by the same community owner or its affiliates. In addition, in certain cases the community owner may terminate the agreement upon 30 days’ notice to us in the event of a sale of the community. In those agreements, which are terminable in the event of a sale of the community, we have certain rights to offer to purchase the community. The termination of a significant portion of our management agreements could have a material adverse effect on our business, financial condition and results of operations.
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
Not Applicable
Item 3. DEFAULTS UPON SENIOR SECURITIES.
Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not Applicable
Item 5. OTHER INFORMATION.
Not Applicable
Item 6. EXHIBITS.
The exhibits listed on the accompanying Index to Exhibits on page 31 are filed as part of this Report.

INDEX TO EXHIBITS
     The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

Exhibit
Number		Description

*3.1	—	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.1)
(a)3.1.1	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.1)

*3.2	—	Amended and Restated Bylaws of the Registrant (Exhibit 3.2)

(a)3.2.1	—	Amendments to Amended and Restated Bylaws of the Registrant (Exhibit 3.2)

(b)3.2.2	—	Amendment No. 2 to Amended and Restated Bylaws of the Registrant (Exhibit 3.2.2)

(c) 4.1	—	Rights Agreement, dated as of March 9, 2000, between Capital Senior Living Corporation and ChaseMellon Shareholder Services, L.L.C., which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock, $.01 par value, as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights as Exhibit C (Exhibit 4.1)

(c)4.2	—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock, $.01 par value (included as Exhibit A to the Rights Agreement, which is Exhibit 4.1 hereto) (Exhibit 4.2)

(c)4.3	—	Form of Right Certificate (included as Exhibit B to the Rights Agreement, which is Exhibit 4.1 hereto) (Exhibit 4.3)

(c)4.4	—	Form of Summary of Rights (included as Exhibit C to the Rights Agreement, which is Exhibit 4.1 hereto) (Exhibit 4.4)

(c)4.5		Specimen of legend to be placed, pursuant to Section 3(c) of the Rights Agreement, on all new Common Stock certificates issued after March 20, 2000 and prior to the Distribution Date upon transfer, exchange or new issuance (included in Section 3(c) of the Rights Agreement, which is Exhibit 4.1 hereto) (Exhibit 4.5)

(d)10.1	—	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Exhibit 4.6)

(d)10.2	—	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Exhibit 4.7)

(e)10.3	—	Multifamily Note dated May 3, 2007 executed by Triad Senior Living III, L.P. in favor of Capmark Bank. (Exhibit 10.1)

(e)10.4	—	Schedule identifying substantially identical agreements to Exhibit 10.3. (Exhibit 10.2)

(e)10.5	—	Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing dated May 3, 2007 by Triad Senior Living III, L.P. in favor of Chicago Title Insurance Company, as trustee for the benefit of Capmark Bank. (Exhibit 10.3)

(e)10.6	—	Schedule identifying substantially identical agreements to Exhibit 10.5. (Exhibit 10.4)

(f)31.1	—	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

(f)31.2	—	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

(f)32.1	—	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(f)32.2	—	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to exhibit from the Registration Statement No. 333-33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.

(a)	Incorporated by reference to the exhibit shown in parenthesis from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.

(b)	Incorporated by reference to the exhibit shown in parenthesis from the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.

(c)	Incorporated by reference to the exhibit shown in parenthesis from the Company’s Current Report on Form 8-K, dated March 9, 2000, filed by the Company with the Securities and Exchange Commission.

(d)	Incorporated by reference to the exhibit shown in parenthesis from the Registration Statement on Form S-8, dated May 31, 2007, filed by the Company with the Securities and Exchange Commission.

(e)	Incorporated by reference to the exhibit shown in parenthesis from the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.

(f)	Filed herewith.

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
Date: November 6, 2007