Form 10-K
period 2007-12-31
CAPITAL SENIOR LIVING CORP
filed 2008-03-12
CIK 1043000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-13445

Capital Senior Living Corporation
(Exact name of registrant as specified in its charter)

Delaware	75-2678809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14160 Dallas Parkway, Suite 300 Dallas, Texas	75254 (Zip Code)
(Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☑

The aggregate market value of the 24,351,098 shares of the Registrant’s common stock, par value $0.01 per share (“Common Stock”), held by nonaffiliates on December 31, 2007, based upon the closing price of the Registrant’s Common Stock as reported by the New York Stock Exchange on June 30, 2007, was approximately $229.4 million. As of March 5, 2008, the Registrant had 26,601,809 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive proxy statement pertaining to the 2008 Annual Meeting of Stockholders (the “Proxy Statement”) and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A is incorporated herein by reference into Part III.

CAPITAL SENIOR LIVING CORPORATION

PART I

ITEM 1.	BUSINESS.

Overview

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company and its predecessors have provided senior living services since 1990. As of December 31, 2007, the Company operated 64 senior living communities in 23 states with an aggregate capacity of approximately 9,500 residents, including 37 senior living communities which the Company either owned or in which the Company had an ownership interest, 24 senior living communities that the Company leased and three senior living communities it managed for third parties. As of December 31, 2007, the Company also operated one home care agency. During 2007, approximately 95% of total revenues for the senior living communities operated by the Company were derived from private pay sources.

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

According to the American Senior Housing Association Senior Housing Construction Report for 2007, 12% of senior housing supply in the 75 largest metro areas of the United States are assisted living communities, 15% are independent living communities, 36% are skilled nursing facilities, 17% are continuing care retirement communities (“CCRC”), 2% are dementia care and 18% relate to age restricted senior apartments.

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

Provide a Broad Range of Quality Personalized Care

Central to the Company’s operating strategy is its focus on providing quality care and services that are personalized and tailored to meet the individual needs of each community resident. The Company’s residences and services are designed to provide a broad range of care that permits residents to “age in place” as their needs change and as they develop further physical or cognitive frailties. By creating an environment that maximizes resident autonomy and provides individualized service programs, the Company seeks to attract seniors at an earlier stage, before they need the higher level of care provided in a skilled nursing facility. The Company also maintains a comprehensive quality assurance program designed to ensure the satisfaction of its residents and their family members. The Company conducts annual resident satisfaction surveys that allow residents at each community to express whether they are “very satisfied,” “satisfied” or “dissatisfied” with all major areas of a community, including, housekeeping, maintenance, activities and transportation, food service, security and management. In 2007 and 2006, the Company achieved 94% and 95%, respectively, overall approval rating from the residents’ satisfaction survey.

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

Independent Living Services

The Company provides independent living services to seniors who typically do not yet need assistance or support with ADLs, but who prefer the physical and psychological comfort of a residential community that offers health care and other services. As of December 31, 2007, the Company had ownership interests in 27 communities, leased 14 communities and managed three communities that provide independent living services, with an aggregate capacity for 6,713 residents.

Independent living services provided by the Company include daily meals, transportation, social and recreational activities, laundry, housekeeping and 24-hour staffing. The Company also fosters the wellness of its residents by offering access to health screenings (such as blood pressure checks), periodic special services (such as influenza inoculations), dietary and similar programs, as well as ongoing exercise and fitness classes. Classes are given by health care professionals to keep residents informed about health and disease management. Subject to applicable government regulation, personal care and medical services are available to independent living residents through either the community staff or through the Company’s agency or other independent home care agencies. The Company’s independent living residents pay a fee ranging from $1,100 to $5,230 per month, in general, depending on the specific community, program of services, size of the unit and amenities offered. The Company’s contracts with its independent living residents are generally for a term of one year and are typically terminable by either party, under certain circumstances, upon 30 days notice.

Assisted Living Services

The Company offers a wide range of assisted living care and services, including personal care services, 24 hour staffing, support services, and supplemental services. As of December 31, 2007, the Company had ownership interests in 16 communities and leased 14 communities that provide assisted living services, which include communities that have independent living and other services, with an aggregate capacity for 2,176 residents. The residents of the Company’s assisted living residences generally need help with some or all ADLs, but do not require the more acute medical care traditionally given in nursing homes. Upon admission to the Company’s assisted living communities, and in consultation with the resident, the resident’s family and medical consultants, each resident is assessed to determine his or her health status, including functional abilities and need for personal care services. The resident also completes a lifestyles assessment to determine the resident’s preferences. From these assessments, a care plan is developed for each resident to ensure that all staff members who render care meet the specific needs and preferences of each resident where possible. Each resident’s care plan is reviewed periodically to determine when a change in care is needed.

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

The Company’s assisted living residents pay a fee ranging from $1,375 to $6,900 per month, in general, depending on the specific community, the level of personal care services, support service and supplemental services provided to the resident, size of the unit and amenities offered.

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

Continuing Care Retirement Community Services

In its continuing care retirement communities, the Company provides traditional long-term care through 24-hour-per-day skilled nursing care by registered nurses, licensed practical nurses and certified nursing assistants as well as assisted living and independent living care. The Company also offers a comprehensive range of restorative nursing and rehabilitation services in its communities including, but not limited to, physical, occupational, speech and medical social services. The Company’s residents receiving skilled nursing services pay fees ranging from $4,560 to $10,584 per month, in general, depending on the specific community and the level of care provided. As of December 31, 2007, the Company had ownership interests in one community and leased one community providing a continuum of care that includes skilled nursing services with an aggregate capacity for 655 residents at all levels of care at those two communities.

Home Care Services

As of December 31, 2007, the Company provided home care services to clients at one senior living community through the Company’s home care agency and made home care services available to clients at a majority of its senior living communities through third-party providers. The Company believes that the provision of private pay, home care services is an attractive adjunct to its independent living services because it allows the Company to provide more services to its residents as they age in place and increases the length of stay in the Company’s communities. In addition, the Company makes available to residents certain customized physician, dentistry, podiatry and other health-related services that may be offered by third-party providers.

Operating Communities

The table below sets forth certain information with respect to senior living communities operated by the Company as of December 31, 2007.

			Resident Capacity(1)					Commencement
Community		Units	IL	AL	CCRS	Total	Ownership(2)	of Operations(3)

Owned:
Canton Regency	Canton, OH	291	—	—	310	310	100%	03/91
Gramercy Hill	Lincoln, NE	148	83	77	—	160	100%	10/98
Heatherwood	Detroit, MI	158	188	—	—	188	100%	01/92
Independence Village	East Lansing, MI	151	162	—	—	162	100%	08/00
Independence Village	Peoria, IL	158	173	—	—	173	100%	08/00
Independence Village	Raleigh, NC	165	177	—	—	177	100%	08/00
Independence Village	Winston-Salem, NC	156	161	—	—	161	100%	08/00
Sedgwick Plaza	Wichita, KS	144	134	35	—	169	100%	08/00
Waterford at Columbia	Columbia, SC	120	136	—	—	136	100%	11/00
Waterford at Deer Park	Deer Park, TX	120	136	—	—	136	100%	11/00
Waterford at Edison Lakes	South Bend, IN	120	136	—	—	136	100%	12/00
Waterford at Fairfield	Fairfield, OH	120	136	—	—	136	100%	11/00
Waterford at Fort Worth	Fort Worth, TX	151	174	—	—	174	100%	06/00
Waterford at Highland Colony	Jackson, MS	120	136	—	—	136	100%	11/00
Waterford at Huebner	San Antonio, TX	120	136	—	—	136	100%	04/99
Waterford at Ironbridge	Springfield, MO	119	136	—	—	136	100%	06/01
Waterford at Mansfield	Mansfield, OH	119	136	—	—	136	100%	10/00
Waterford at Mesquite	Mesquite, TX	154	174	—	—	174	100%	09/99
Waterford at Pantego	Pantego, TX	120	136	—	—	136	100%	12/00
Waterford at Plano	Plano, TX	136	111	45	—	156	100%	12/00
Waterford at Shreveport	Shreveport, LA	117	136	—	—	136	100%	03/99
Waterford at Thousand Oaks	San Antonio, TX	120	136	—	—	136	100%	05/00
Wellington at Arapaho	Richardson, TX	137	109	45	—	154	100%	05/02

			Resident Capacity(1)					Commencement
Community		Units	IL	AL	CCRS	Total	Ownership(2)	of Operations(3)

Wellington at North Richland	North Richland
Hills, TX	Hills, TX	119	136	—	—	136	100%	01/02
Wellington at Oklahoma City	Oklahoma City, OK	120	136	—	—	136	100%	11/00

		3,503	3,414	202	310	3,926
Leased:
Ventas:
Amberleigh	Buffalo, NY	267	394	—	—	394	N/A	01/92
Cottonwood Village	Cottonwood, AZ	163	135	47	—	182	N/A	03/91
Crown Pointe	Omaha, NE	132	163	—	—	163	N/A	08/00
Georgetowne Place	Fort Wayne, IN	162	247	—	—	247	N/A	10/05
Harrison at Eagle Valley(4)	Indianapolis, IN	124	138	—	—	138	N/A	03/91
Rose Arbor	Maple Grove, MN	137	107	72	—	179	N/A	06/06
Towne Centre	Merrillville, IN	327	—	—	345	345	N/A	03/91
Villa Santa Barbara	Santa Barbara, CA	125	87	38	—	125	N/A	08/00
West Shores	Hot Springs, AR	137	135	32	—	167	N/A	08/00
HCP:
Atrium of Carmichael	Sacramento, CA	152	156	—	—	156	N/A	01/92
Covenant Place of Abilene	Abilene, TX	50	—	55	—	55	N/A	08/04
Covenant Place of Burleson	Burleson, TX	74	—	80	—	80	N/A	08/04
Covenant Place of Waxahachie	Waxahachie, TX	50	—	55	—	55	N/A	08/04
Crescent Place	Cedar Hill, TX	80	—	85	—	85	N/A	11/05
Crescent Point	Cedar Hill, TX	112	134	—	—	134	N/A	08/04
Crosswood Oaks	Sacramento, CA	121	127	—	—	127	N/A	01/92
Good Place	North Richland	72	—	80	—	80	N/A	08/04
	Hills, TX
Meadow Lakes	North Richland	120	145	—	—	145	N/A	08/04
	Hills, TX
Tesson Heights	St. Louis, MO	184	140	58	—	198	N/A	10/98
Veranda Club	Boca Raton, FL	189	235	—	—	235	N/A	01/92
Charlotte Square	Charlotte, NC	73	—	109	—	109	N/A	12/06
Chesapeake Place	Chesapeake, VA	87	—	106	—	106	N/A	12/06
Greenville Place	Greenville, SC	87	—	107	—	107	N/A	12/06
Myrtle Beach Estates	Myrtle Beach, SC	80	—	98	—	98	N/A	12/06

		3,105	2,343	1,022	345	3,710
Affiliates:
SHPII/CSL:
Libertyville	Libertyville, IL	197	171	50	—	221	5%	03/01
Naperville	Naperville, IL	193	166	48	—	214	5%	01/01
Summit	Summit, NJ	88	—	98	—	98	5%	11/00
Trumbull	Trumbull, CT	150	117	48	—	165	5%	09/00
Midwest I
The Waterford at Ames	Ames, IA	59	—	116	—	116	11%	02/06
The Waterford at Miracle Hills	Omaha, NE	64	—	74	—	74	11%	03/06
The Waterford at Roxbury Park	Omaha, NE	62	—	70	—	70	11%	02/06
The Waterford at Van Dorn	Lincoln, NE	68	—	84	—	84	11%	02/06
The Waterford at Woodbridge	Plattsmouth, NE	40	—	45	—	45	11%	02/06
Midwest II
Keepsake Village of Columbus	Columbus, IN	42	—	42	—	42	15%	08/06
The Hearth at Prestwick	Avon, IN	132	—	144	—	144	15%	08/06
The Hearth at Windermere	Fishers, IN	126	—	133	—	133	15%	08/06

		1,221	454	952	—	1,406
Managed:
Harding Place	Searcy, AR	115	148	—	—	148	N/A	08/04
Mountain Creek	Grand Prairie, TX	124	146	—	—	146	N/A	08/04
Tealridge Manor(5)	Edmond, OK	169	208	—	—	208	N/A	08/04

		408	502	—	—	502

		8,237	6,713	2,176	655	9,544

(1)	Independent living (IL) residences, assisted living (AL) residences and continuing care retirement community (CCRC) beds.

(2)	Those communities shown as 5% owned consist of the Company’s ownership of 5% of the member interests in SHPII/CSL (as defined below). Those communities shown as 11% owned consist of the Company’s ownership of approximately 11% of the member interests in Midwest I. Those communities shown as 15% owned consist of the Company’s ownership of 15% of the member interests in Midwest II.

(3)	Indicates the date on which the Company acquired or commenced operating the community. The Company operated certain of its communities pursuant to management agreements prior to acquiring interests in or leasing the communities.

(4)	The Company’s home care agency is on-site at The Harrison at Eagle Valley community.

(5)	The Tealridge Manor management contract terminated at the close of business on December 31, 2007.

Third-Party Management Contracts

The Company is party to a series of property management agreements (the “Midwest I Agreements”) to manage five communities acquired by Midwest Portfolio Holdings, L.P. (“Midwest I”) a joint venture owned approximately 89% by GE Healthcare Financial Services (“GE Healthcare”) and approximately 11% by the Company. The Midwest I Agreements are for an initial term of five years and the agreements contain automatic one year renewals thereafter. The Midwest I Agreements generally provide for a management fee of 5% of gross revenues.

The Company is party to a series of property management agreements (the “Midwest II Agreements”) to manage three communities acquired by Midwest Portfolio Holdings II, L.P. (“Midwest II”) a joint venture owned approximately 85% by GE Healthcare and approximately 15% by the Company. The Midwest II Agreements are for an initial term of five years and the agreements contain automatic one year renewals thereafter. The Midwest II Agreements generally provide for a management fee of 5% of gross revenues.

The Company is party to a series of property management agreements (the “CGIM Agreements). During fiscal 2007 the Company managed three communities under the CGIM Agreements. The CGIM Agreements generally provide for management fees of 5% to 6.0% of gross revenues, subject to certain base management fees.

The Company is party to a series of property management agreements (the “SHPII/CSL Management Agreements”) with four joint ventures (collectively “SHPII/CSL”) owned 95% by Senior Housing Partners II, L.P. (“SHPII”), a fund managed by Prudential Real Estate Investors (“Prudential”) and 5% by the Company, which collectively own and operate four senior living communities (collectively the “Spring Meadows Communities”). The SHPII/CSL Management Agreements extend until various dates through November 2014. The SHPII/CSL Management Agreements provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities.

The Company was party to a property management agreement (the “SHPII Management Agreement”) with SHPII, to manage one senior living community. The SHPII Management Agreement provided for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. In December 2006, this community was sold to HCP and leased by the Company.

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

Third Party Development Agreements

In May 2007, the Company and Senior Housing Partners III, L.P. (“SHPIII”) entered into a joint venture agreement (“SHPIII/CSL Miami”) to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 101 independent living units and 45 assisted living units and is expected to open in the third quarter of 2008. As of December 31, 2007 the Company had made capital contributions of $0.8 million to SHPIII/CSL Miami. In addition, the Company earned $0.7 million in development fees from SHPIII/CSL Miami during fiscal 2007.

In November 2007, the Company and SHPIII entered into a joint venture agreement (“SHPIII/CSL Richmond Heights”) to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 97 independent living units and 45 assisted living units and is expected to open in the first quarter of fiscal 2009. As of December 31, 2007 the Company had made capital contributions of $0.3 million to SHPIII/CSL Richmond Heights. In addition, the Company earned $0.1 million in development fees from SHPIII/CSL Richmond Heights during fiscal 2007.

In December 2007, the Company and SHPIII entered into a joint venture agreement (“SHPIII/CSL Levis Commons”) to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 101 independent living units and 45 assisted living units and is expected to open in the first quarter of fiscal 2009. As of December 31, 2007 the Company had made capital contributions of $0.2 million to SHPIII/CSL Levis Commons. In addition, the Company earned $22,000 in development fees from SHPIII/CSL Levis Commons during fiscal 2007.

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

The following are the principal elements of the Company’s growth strategy:

Organic Growth

The Company intends to continue to focus on the lease-up of its non-stabilized communities and to increase its occupancy, rents and operating margins of its stabilized communities. The Company continually seeks to maintain and improve occupancy rates by: (i) retaining residents as they “age in place” by extending optional care and service programs; (ii) attracting new residents through the on-site marketing programs focused on residents and family members; (iii) aggressively seeking referrals from professional community outreach sources, including area religious organizations, senior social service programs, civic and business networks, as well as the medical community; and (iv) continually refurbishing and renovating its communities. Since 2003, our same community revenue has grown at an average rate of 6.3% per annum and our same community net operating income has grown at an average rate of 13.9% per annum.

Expansion and Conversion of Existing Communities

The Company intends to increase levels of care and capacity at certain of its existing communities through expansion and / or conversion of certain units. Increasing the levels of care is expected to increase revenue and operating income while meeting the needs of our residents who have an average age of 85 years old.

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

Pursue Development Agreements for New Senior Living Communities for Joint Ventures and Third Parties

Since 1999 the Company has developed and opened 17 new senior living communities, expanded two communities and has provided pre-opening marketing services for six communities owned by third parties. The Company is currently developing three communities for three joint ventures. The Company will provide pre-opening marketing services for each of the communities and will manage the communities upon their opening. The Company intends to continue to pursue opportunities to provide joint ventures and third parties with development and marketing services.

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

Resident and Resident’s Family Input.  On a routine basis, the Company provides residents and their family members the opportunity to provide valuable input regarding the day-to-day delivery of services. On-site management at each community has fostered and encouraged active resident councils and resident committees who meet independently. These resident bodies meet with on-site management on a monthly basis to offer input and suggestions as to the quality and delivery of services. Additionally, at each community the Company conducts annual resident satisfaction surveys to further monitor the satisfaction levels of both residents and their family members. These surveys are sent directly to a third party firm for tabulation then to the Company’s corporate headquarters for distribution to onsite staff. For 2007 and 2006, the Company achieved a 94% and a 95%, respectively, approval rating from its residents. For any departmental area of service scoring below a 90%, a plan of correction is developed jointly by on-site, regional and corporate staff for immediate implementation.

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

Employees

As of December 31, 2007, the Company employed 3,711 persons, of which 1,930 were full-time employees (62 of whom are located at the Company’s corporate offices) and 1,781 were part-time employees. None of the Company’s employees are currently represented by a labor union and the Company is not aware of any union organizing activity among its employees. The Company believes that its relationship with its employees is good.

Executive Officers and Key Employees

The following table sets forth certain information concerning each of the Company’s executive officers and key employees as of December 31, 2007:

Name	Age	Position(s) with the Company

Lawrence A. Cohen	54	Chief Executive Officer and Vice Chairman of the Board
James A. Stroud	57	Chairman of the Company and Chairman of the Board
Keith N. Johannessen	51	President and Chief Operating Officer
Ralph A. Beattie	58	Executive Vice President and Chief Financial Officer
Rob L. Goodpaster	54	Vice President — National Marketing
David W. Beathard, Sr.	60	Vice President — Operations
David R. Brickman	49	Vice President — Secretary and General Counsel
Glen H. Campbell	63	Vice President — Development
Gloria Holland	40	Vice President — Finance
Jerry D. Lee	47	Corporate Controller
Robert F. Hollister	52	Property Controller

Lawrence A. Cohen has served as one of our directors and as Vice Chairman of the Board since November 1996. He has served as our Chief Executive Officer since May 1999 and was our Chief Financial Officer from November 1996 to May 1999. From 1991 to 1996, Mr. Cohen served as President and Chief Executive Officer of Paine Webber Properties Incorporated, which controlled a real estate portfolio having a cost basis of approximately

$3.0 billion, including senior living facilities of approximately $110.0 million. Mr. Cohen serves on the boards of various charitable organizations and was a founding member and is on the executive committee of the Board of Directors of the American Seniors Housing Association. Mr. Cohen has earned a Masters in Law, is a licensed attorney and is also a Certified Public Accountant. Mr. Cohen has had positions with businesses involved in senior living for 23 years.

James A. Stroud has served as one of our directors and officers since January 1986. He currently serves as our Chairman of the Board and Chairman of the Company. Mr. Stroud also serves on the board of directors of various educational and charitable organizations and in varying capacities with several trade organizations, including as an Owner/Operator Advisory Group member to the National Investment Conference. Mr. Stroud has served as a member of the Founder’s Council and Leadership Counsel of the Assisted Living Federation of America and as a Founding Sponsor of The Johns Hopkins University Senior Housing and Care Program. Mr. Stroud was the past President and a member of the Board of Directors of the National Association for Senior Living Industry Executives. He was also a Founder of the Texas Assisted Living Association and served as a member of its Board of Directors. Mr. Stroud has earned a Masters in Law, is a licensed attorney and is also a Certified Public Accountant. Mr. Stroud has had positions with businesses involved in senior living for 23 years.

Keith N. Johannessen has served as President of the Company and its predecessors since March 1994, and previously served as Executive Vice President from May 1993 until February 1994. Mr. Johannessen has served as a director and Chief Operating Officer since May 1999. From 1992 to 1993, Mr. Johannessen served as Senior Manager in the health care practice of Ernst & Young LLP. From 1987 to 1992, Mr. Johannessen was Executive Vice President of Oxford Retirement Services, Inc. Mr. Johannessen has served on the State of the Industry and Model Assisted Living Regulations Committees of the American Seniors Housing Association. Mr. Johannessen has been active in operational aspects of senior housing for 29 years.

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

Rob L. Goodpaster has served as Vice President — National Marketing of the Company and its predecessors since December 1992. From 1990 to 1992, Mr. Goodpaster was National Director for Marketing for Autumn America, an owner and operator of senior housing facilities. Mr. Goodpaster has been active in professional industry associations and formerly served on the Board of Directors for the National Association for Senior Living Industries. Mr. Goodpaster has been active in the operational, development and marketing aspects of senior housing for 31 years.

David W. Beathard, Sr. has served as Vice President — Operations of the Company and its predecessors since August 1996. From 1992 to 1996, Mr. Beathard owned and operated a consulting firm, which provided operational, marketing, and feasibility consulting regarding senior housing facilities. Mr. Beathard has been active in the operational, sales and marketing, and construction oversight aspects of senior housing for 34 years.

David R. Brickman has served as Vice President and General Counsel of the Company and its predecessors since July 1992 and has served as Secretary of the Company since May 2007. From 1989 to 1992, Mr. Brickman served as in-house counsel with LifeCo Travel Management Company, a corporation that provided travel services to U.S. corporations. Mr. Brickman has also earned a Masters of Business Administration and a Masters in Health Administration. Mr. Brickman has either practiced law or performed in-house counsel functions for 21 years.

Glen H. Campbell has served as Vice President — Development of the Company since September 1997. From 1990 to 1997 Mr. Campbell served as Vice President of Development for Greenbrier Corporation, an assisted living development and management company. From 1985 to 1990 Mr. Campbell served as Director of Facility Management for Retirement Corporation of America. Mr. Campbell has been active in the design and development of retirement communities for 33 years.

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

New York Stock Exchange Certification and SEC Certifications

In May 2007, as required in Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Chief Executive Officer of the Company certified to the New York Stock Exchange that he was not aware of any violations by the Company of New York Stock Exchange corporate governance listing standards. The certifications of the Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 of this Form 10-K annual report.

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

As of December 31, 2007, we had mortgage and other indebtedness totaling approximately $194.8 million. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover required interest and principal payments. Any payment or other default could cause the applicable lender to foreclose upon the communities securing the indebtedness with a consequent loss of income and asset value to us. Further, because some of our mortgages contain cross-default and cross-collateralization provisions, a payment or other default by us with respect to one community could affect a significant number of our other communities.

We have significant operating lease obligations and our failure to generate cash flows sufficient to cover these lease obligations could result in defaults under the lease agreements.

As of December 31, 2007, we leased 24 communities with future lease obligations totaling approximately $221.1 million, with minimum lease obligations of $27.0 million in fiscal 2008. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover these required operating lease obligations. Any payment or other default under any such lease could result in the termination of the lease, with a consequent loss of income and asset value to us. Further, because our leases contain cross-default provisions, a payment or other default by us with respect to one leased community could affect all of our other leased communities with related lessors. Certain of our leases contain various financial and other restrictive covenants, which could limit our flexibility in operating our business. Failure to maintain compliance with the lease obligations as set forth in our lease agreements could have a material adverse impact us.

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

Our ability to obtain such financing or refinancing on terms acceptable to us could have a material adverse effect on our business, financial condition and results of operations. Our ability to meet our long-term capital requirements, including the repayment of certain long-term debt obligations, will depend, in part, on our ability to obtain additional financing or refinancings on acceptable terms from available financing sources, including through the use of mortgage financing, joint venture arrangements, by accessing the debt and/or equity markets and possibly through operating leases or other types of financing, such as lines of credit. There can be no assurance that financing or refinancings will be available or that, if available, will be on terms acceptable to us. Moreover, raising additional funds through the issuance of equity securities could cause existing stockholders to experience dilution and could adversely affect the market price of our common stock. Our inability to obtain additional financing or refinancings on terms acceptable to us could delay or eliminate some or all of our growth plans, necessitate the sales of assets at unfavorable prices or both, and would have a material adverse effect on our business, financial condition and results of operations.

Any future floating rate debt and lease obligations could expose us to rising interest rates.

Future indebtedness and lease obligations, if applicable, may be based on floating interest rates prevailing from time to time. Therefore, increases in prevailing interest rates would increase in the future our interest or lease payment obligations and could in the future have a material adverse effect on our business, financial condition and results of operations.

We cannot assure that we will be able to effectively manage our growth.

We intend to expand our operations, directly or indirectly, through the acquisition of existing senior living communities, the expansion of some of our existing senior living communities, the development of new senior living communities and/or through an increase in the number of communities which we manage under management agreements. The success of our growth strategy will depend, in large part, on our ability to implement these plans and to effectively operate these communities. If we are unable to manage our growth effectively, our business, results of operations and financial condition may be adversely affected.

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

Approximately 95% of our total revenues from communities that we operated were attributable to private pay sources and approximately 5% of our revenues from these communities were attributable to reimbursements from Medicare and Medicaid during fiscal 2007. We expect to continue to rely primarily on the ability of residents to pay for our services from their own or familial financial resources. Inflation or other circumstances that adversely affect the ability of the elderly to pay for our services could have a material adverse effect on our business, financial condition and results of operations.

We are subject to risks related to third-party management agreements.

At December 31, 2007, we managed three senior living communities for third parties and 12 senior living communities for joint ventures in which we have a minority interest pursuant to multi-year management agreements. The management agreements generally have initial terms of five years, subject to certain renewal rights. Under these agreements we provide management services to third party and joint venture owners to operate senior living communities and have provided, and may in the future provide, management and consulting services to third parties on market and site selection, pre-opening sales and marketing, start-up training and management services for facilities under development and construction. In most cases, either party to the agreements may terminate them upon the occurrence of an event of default caused by the other party. In addition, subject to our rights to cure deficiencies, community owners may terminate us as manager if any licenses or certificates necessary for operation are revoked, or if we have a change of control. Also, in some instances, a community owner may terminate the management agreement relating to a particular community if we are in default under other management agreements relating to other communities owned by the same community owner or its affiliates. In addition, in certain cases the community owner may terminate the agreement upon 30 days’ notice to us in the event of a sale of the community. In those agreements, which are terminable in the event of a sale of the community, we have certain rights to offer to purchase the community. The termination of a significant portion of our management agreements could have a material adverse effect on our business, financial condition and results of operations.

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

We are currently developing three communities in three separate joints ventures with affiliates of Prudential. As part of development agreements, we are obligated to meet certain completion and costs guarantees. We will provide pre-opening marketing services for each of the communities and upon completion we will manage the three communities owned by the joint ventures. Under the terms of the joint venture agreements with Prudential covering the three communities, we are obligated to meet certain cash flow targets and failure to meet these cash flow targets could result in termination of the management agreements.

All of the management agreements with the joint ventures contain termination and renewal provisions. We do not control these joint venture decisions covering termination or renewal. Performance of the above obligations or termination or non-renewal of the management agreements could have a material adverse effect on our business, financial condition and results of operations.

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

The executive and administrative offices of the Company are located at 14160 Dallas Parkway, Suite 300, Dallas, Texas 75254, and consist of approximately 25,000 square feet. The lease on the premises extends through May 2013. The Company believes that its corporate office facilities are adequate to meet its requirements through at least fiscal 2008 and that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate operations. The Company also leases executive office space in New York, New York pursuant to an annual lease agreement.

As of December 31, 2007, the Company owned, leased and/or managed the senior living communities referred to in Item 1 above under the caption “Operating Communities.”

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

There were no matters submitted to a vote of the Company’s security holders during the fourth quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

Market Information and Holders

The Company’s shares of common stock are listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “CSU”. The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s common stock, as reported on the NYSE. At March 4, 2008 there were approximately 133 stockholders of record of the Company’s common stock.

	2007		2006
Year	High	Low	High	Low

First Quarter	$11.78	$9.65	$11.36	$9.80
Second Quarter	12.22	9.41	11.44	9.90
Third Quarter	10.10	7.61	10.79	8.92
Fourth Quarter	10.12	7.68	10.90	8.50

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

Securities Authorized for Issuance under Equity Compensation Plans.

The following table presents information relating to the Company’s equity compensation plans as of December 31, 2007:

Number of Securities
	Number of Securities to	Weighted-Average	Remaining Available for
	be Issued Upon	Exercise Price of the	Future Issuance Under
	Exercise of Outstanding	Outstanding	Equity Compensation Plans
	Options, Warrants and	Options, Warrants	(Excluding Securities
Plan Category	Rights	and Rights	Reflected in First Column )

Equity compensation plans approved by security holders	937,334	$4.87	2,497,000
Equity compensation plans not approved by security holders	—	—	—

Total	937,334	$4.87	2,497,000

Performance Graph

The following Performance Graph shows the changes for the five year period ended December 31. 2007 in the value of $100 invested in: (1) the Company’s common stock; (2) the Standard & Poor’s Broad Market Index (the “S&P 500”); (3) the common stock of the New Peer Group (as defined below) and the Old Peer Group (as defined below) of companies, whose returns represent the arithmetic average of such companies. The values with each investment as of the beginning of each year are based on share price appreciation and the reinvestment with dividends on the respective ex-dividend dates.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Capital Senior Living Corporation, The S&P 500 Index,
A New Peer Group And An Old Peer Group

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

The preceding graph assumes $100 invested at the beginning of the measurement period, including reinvestment of dividends, in the Company’s common stock, the S&P 500, the New Peer Group and the Old Peer Group and was plotted using the following data:

	Cumulative Total Returns
	12/02	12/03	12/04	12/05	12/06	12/07
Capital Senior Living Corporation	100.00	230.59	221.96	405.49	417.25	389.41

S&P 500	100.00	128.68	142.69	149.70	173.34	182.87

New Peer Group	100.00	158.38	199.82	288.12	384.28	282.52

Old Peer Group	100.00	158.38	199.82	288.12	384.28	281.83

The Company’s New Peer Group consists of Assisted Living Concepts, Brookdale Senior Living, Inc., Emeritus Corporation, Five Star Quality Care, Inc., and Sunrise Senior Living, Inc. The New Peer Group differs from the Old Peer Group as a result of the addition of Assisted Living Concepts to the peer group. The Company’s Old Peer Group consisted of Brookdale Senior Living, Inc., Emeritus Corporation, Five Star Quality Care, Inc. and Sunrise Senior Living, Inc.

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

	At and for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Statements of Operations Data:
Total revenues(1)	$189,052	$159,070	$126,404	$108,935	$88,032
Income from operations	16,763	11,667	10,962	6,731	5,815
Net income (loss)(2)	4,360	(2,600)	(5,354)	(6,758)	4,990
Net income (loss) per share:
Basic income (loss) per share	0.17	(0.10)	(0.21)	(0.27)	0.25
Diluted income (loss) per share	$0.16	$(0.10)	$(0.21)	$(0.27)	$0.25
Balance Sheet Data:
Cash and cash equivalents	$23,359	$25,569	$21,831	$19,515	$6,594
Working capital (deficit)	13,139	15,407	10,860	(22,289)	(12,835)
Total assets	390,053	394,488	434,051	431,175	421,333
Long-term debt, excluding current portion	185,733	196,647	252,733	219,526	255,549
Shareholders’ equity	$150,157	$144,084	$145,415	$149,547	$124,367
Other Data:
Communities (at end of period)
Owned or leased	49	48	36	29	24
Joint ventures & managed	15	16	19	25	18

Total	64	64	55	54	42
Resident capacity:
Owned or leased	7,636	7,551	6,247	4,831	3,953
Joint ventures & managed	1,908	1,993	2,668	3,837	2,901

Total	9,544	9,544	8,915	8,668	6,854

(1)	Total revenues for 2003 — 2005 were revised to include community reimbursement revenue. The amounts included as community reimbursement revenue were $21,174, $15,673, and $21,707 for fiscal 2005, 2004 and 2003, respectively, which had no impact on income from operations.

(2)	Net income in fiscal 2003 includes the recognition of deferred income of $3.4 million related to the liquidation of the HealthCare Properties Liquidating Trust partnership.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

The following discussion and analysis addresses the Company’s results of operations on a historical consolidated basis for the years ended December 31, 2007, 2006 and 2005. The following should be read in conjunction with the Company’s historical consolidated financial statements and the selected financial data contained elsewhere in this report.

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

As of December 31, 2007, the Company operated 64 senior living communities in 23 states with an aggregate capacity of approximately 9,500 residents, including 37 senior living communities which the Company either owned or in which the Company had an ownership interest, 24 senior living communities that the Company leased and three senior living communities it managed for third parties. As of December 31, 2007, the Company also operated one home care agency.

Management Agreements

As of December 31, 2007, the Company managed and operated the 49 communities it wholly owned or leased, 12 communities owned by joint ventures in which the Company has a minority interest and three communities owned by third parties. For communities owned by joint ventures and third parties, the Company typically receives a management fee of 5% of gross revenues. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community.

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

Lease Transactions

The Company currently leases 24 senior living communities with certain real estate investment trusts (“REITs”). The lease terms are generally for ten years with renewal options for 10-20 years at the Company’s option. Under these lease agreements the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes.

As of December 31, 2007, the Company leased nine senior living facilities (collectively the “Ventas Lease Agreements’), from Ventas Healthcare Properties, Inc. (“Ventas”). The Ventas Lease Agreements each have an initial term of approximately ten years, with two five-year renewal extensions available at the Company’s option. The initial lease rate under each of the Ventas Lease Agreements was 8% and is subject to certain conditional escalation clauses which will be recognized when estimatable or incurred. The initial term on each of the leases expires in October 2015. The Company incurred $2.0 million in lease acquisition costs related to the Ventas Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10 year lease term and are included in facility lease expense in the Company’s statement of operations. The Company accounts for each of the Ventas Lease Agreements as operating leases.

As of December 31, 2007, the Company leased 15 senior living facilities (collectively the “HCP Lease Agreements”), from HCP, Inc. (“HCP”). The HCP Lease Agreements each have an initial term of ten years, with two ten year renewal extensions available at the Company’s option. The initial lease rate under the HCP Lease Agreements range from 7.25% to 8% and are subject to certain conditional escalation clauses which will be recognized when estimatable or incurred. The initial terms on the HCP Lease Agreements expire on various dates through December 2017. The Company incurred $1.5 million in lease acquisition costs related to the HCP Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10 year lease terms and are included in facility lease expense in the Company’s statement of operations. The Company accounts for each of the HCP Lease Agreements as operating leases.

In April 2007, HCP acquired a senior living community, located in Cedar Hill, Texas (“Crescent Place”), which was previously owned by Covenant and managed by the Company, in a transaction valued at approximately $8.0 million and immediately leased Crescent Place to the Company. In connection with this transaction, the Company’s previous management agreement with Covenant was terminated.

The following table summarizes each of the Company’s lease agreements (dollars in millions):

						Lease	Deferred
		Number of	Value of		Initial	Acquisition	Gains/Lease
Landlord	Date of Lease	Communities	Transaction	Term	Lease Rate(1)	Costs(2)	Concessions(3)

Ventas	September 30, 2005	6	$84.6	10 years (Two five-year renewals)	8%	$1.3	$4.6
Ventas	October 18, 2005	1	19.5	10 years (Two five-year renewals)	8%	0.2	—
Ventas	March 31,2006	1	29.0	10 years (Two five-year renewals)	8%	0.1	14.3
Ventas	June 8, 2006	1	19.1	9.5 years (Two five-year renewals)	8%	0.4	—
HCP	May 1, 2006	3	54.0	10 years (Two ten-year renewals)	8%	0.2	12.8
HCP	May 31, 2006	6	43.0	10 years (Two ten-year renewals)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	10 years (Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	10 years (Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	10 years (Two ten-year renewals)	7.25%	0.1	—

Subtotal						3.5	32.3
Accumulated amortization						0.6	—
Accumulated deferred gain recognized						—	5.9

Net lease acquisition costs/deferred gains as of December 31, 2007						$2.9	$26.4

(1)	Initial lease rates are subject to conditional lease escalation provisions as set forth in each lease agreement.

(2)	Lease acquisition costs are being amortized over the leases’ initial term.

(3)	Deferred gains of $31.7 million are being recognized in the Company’s statement of operations as gain on sale of assets over the leases’ initial term. Lease concessions of $0.6 million, which relates only to the HCP transaction dated May 31, 2006, is being recognized in the Company’s statement of operations as facility rent expense over the leases’ initial term.

Joint Venture Transactions

Midwest I Transaction

In January 2006, the Company and GE Healthcare formed Midwest I to acquire five senior housing communities from a third party. Midwest I is owned approximately 89% by GE Healthcare and 11% by the Company. The Company contributed $2.7 million for its approximate 11% interest in Midwest I. Midwest I paid approximately $46.9 million for the five communities. The five communities comprise 293 assisted living units with a resident capacity of 389. The Company manages the five acquired communities under long-term management agreements with Midwest I. The Company accounts for its investment in Midwest I under the equity method of accounting and the Company recognized earnings in the equity of Midwest I of $8,000 in fiscal 2007 compared to a loss in the equity of Midwest I of $9,000 for fiscal 2006. The Company earned $0.5 million and $0.4 million in management fees on the Midwest I communities in fiscal 2007 and 2006, respectively.

Midwest II Transaction

In August 2006, the Company and GE Healthcare formed Midwest II to acquire three senior housing communities from a third party. Midwest II is owned approximately 85% by GE Healthcare and 15% by the Company. The Company has contributed $1.5 million for its interest in Midwest II. Midwest II paid approximately $38.2 million for the three communities. The three communities comprise 300 assisted living and memory care units with a resident capacity of 319. The Company manages the three acquired communities under long-term management agreements with Midwest II. The Company accounts for its investment in Midwest II under the equity method of accounting and the Company recognized a loss in the equity of Midwest II of $0.3 million and $0.1 million for fiscal 2007 and 2006, respectively. The Company earned $0.5 million and $0.2 million in management fees on the Midwest II communities in fiscal 2007 and 2006, respectively.

SHPII/CSL Transactions

In November 2004, the Company formed SHPII/CSL with SHPII. Effective as of November 30, 2004, SHPII/CSL acquired the Spring Meadows Communities which have a combined capacity of 698 residents. In connection with this acquisition the Company contributed $1.3 million for to SHPII/CSL for its 5% interest. The Company manages the Spring Meadows Communities under long-term management contracts with SHPII/CSL. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.3 million, $0.1 million and $0.2 million in fiscal 2007, 2006 and 2005, respectively. The Company earned $1.2 million, $1.1 million and $1.0 million in management fees on the SHPII/CSL communities in fiscal 2007, 2006 and 2005, respectively.

SHP II Transactions

From September 2003 to December 2006, the Company managed the Atrium of Carmichael for SHPII under a long-term management contract. In December 2006, SHPII sold the Atrium of Carmichael to HCP and the Company subsequently leased the community from HCP in a transaction valued at approximately $18.0 million.

SHP III Transactions

In May 2007, the Company and SHPIII entered into SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 101 independent living units and 45 assisted living units and is expected to open in the second or third quarter of 2008. As of December 31, 2007, the Company had made capital contributions of $0.8 million to SHPIII/CSL Miami. In addition, the Company earned $0.7 million in development fees from SHPIII/CSL Miami during fiscal 2007.

In November 2007, the Company and SHPIII entered into SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 97 independent living units and 45 assisted living units and is expected to open in the first quarter of 2009. As of December 31, 2007, the Company had made capital contributions of $0.3 million to SHPIII/CSL Richmond Heights. In addition, the Company earned $0.1 million in development fees from SHPIII/CSL Richmond Heights during fiscal 2007.

In December 2007, the Company and SHPIII entered into SHPIII/CSL Levis Commons to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 101 independent living units and 45 assisted living units and is expected to open in the first quarter of 2009. As of December 31, 2007, the Company had made capital contributions of $0.2 million to SHPIII/CSL Levis Commons. In addition, the Company earned $22,000 in development fees from SHPIII/CSL Levis Commons during fiscal 2007.

CGIM Transaction

In August 2004, the Company acquired from Covenant all of the outstanding stock of Covenant’s wholly owned subsidiary, CGIM. The Company paid approximately $2.3 million in cash (including closing costs of approximately $0.1 million) and issued a non-interest bearing note with a fair value of approximately $1.1 million (face amount $1.4 million discounted at 5.7%), subject to various adjustments set forth in the purchase agreement, to acquire all of the outstanding stock of CGIM. The note is due in three installments of approximately $0.3 million, $0.4 million and $0.7 million due on the first, third and fifth anniversaries of the closing, respectively, subject to reduction if the management services revenue earned from the third party owned communities with various terms are terminated and not replaced by substitute agreements during the period, and certain other adjustments. This acquisition resulted in the Company assuming the management contracts on 14 senior living communities with a combined resident capacity of approximately 1,800 residents. The acquisition was accounted for as a purchase and the entire purchase price of $3.5 million was allocated to management contract rights. The Company’s first installment payment under the Covenant note was reduced by $0.2 million under the terms of the stock purchase agreement and the $0.2 million installment reduction was recorded as an adjustment to the purchase price. The second installment, which was due on August 15, 2007, was reduced by $0.4 million, resulting in no amount due to Covenant and a reduction in the Company’s note payable to Covenant of approximately $0.3 million, which was reflected as management services revenue in the Company’s consolidated statement of operations. In addition, under the terms of the purchase agreement, the Company has the right to recapture certain contingent payments made to Covenant if the Company did not receive the required minimum management services revenue set forth in the purchase agreement. As a result of these provisions, the Company recorded a receivable and management services revenue of approximately $0.4 million. During the fourth quarter of fiscal 2007, Covenant paid this receivable and executed an amendment to the stock purchase agreement releasing the Company from any future obligations under the Company’s note payable to Covenant. As a result, the Company recognized additional management services revenue of approximately $0.6 million in the fourth quarter of fiscal 2007. As of December 31, 2007, the Company managed three communities under the management agreements with CGIM.

BRE/CSL Transactions

The Company and Blackstone formed BRE/CSL in December 2001, and the joint ventures are owned 90% by Blackstone and 10% by the Company. Pursuant to the terms of the joint ventures, each of the Company and Blackstone must approve any acquisitions made by BRE/CSL. Each party must also contribute its pro rata portion of the costs of any acquisition. BRE/CSL owned six communities and the Company managed the six communities under long-term management contracts. The Company accounted for the BRE/CSL investment under the equity method of accounting.

In September 2005, the six BRE/CSL communities were sold to Ventas for approximately $84.6 million and the Company subsequently leased the six communities from Ventas. The Company had guaranteed 25%, or $1.9 million of the debt on one community owned by BRE/CSL. The Company made this guarantee to induce Bank One to allow the debt to be assumed by BRE/CSL. The Company estimated the carrying value of its obligation under this guarantee as nominal. The debt on this community was repaid upon the sale of the six BRE/CSL communities to Ventas and as a result the Company was released from this debt guarantee.

Triad I Transaction

In November 2004, the Company acquired an approximate 81% limited partnership interest in Triad Senior Living I, LP (’Triad I”) from Lehman Brothers’ (“Lehman”) for $4.0 million in cash and the issuance of a note with a net present value of $2.8 million. The Lehman note bears no interest and is deemed to be paid in full under any of the following three conditions: 1) the Company makes a payment of $3.5 million before November 29, 2008; 2) the Company makes a payment of $4.3 million before November 29, 2009; or 3) the Company makes a payment of $5.0 million on November 29, 2009. The Company expects to repay the note on or before November 29, 2008 and therefore recorded the note at $2.8 million ($3.5 million face amount discounted at 5.7%).

Community Refinancings and Other Debt Transactions

The Company’s second installment on its note payable to Covenant, which was due on August 15, 2007, was reduced by $0.4 million pursuant to the terms of the stock purchase agreement, resulting in no amount due to Covenant and a reduction in the Company’s note payable to Covenant of approximately $0.3 million, which was reflected as management services revenue in the Company’s consolidated statement of operations. In addition, under the terms of the purchase agreement, the Company had the right to recapture certain contingent payments made to Covenant if the Company did not receive the required minimum management services revenue set forth in the stock purchase agreement. As a result of these provisions, during the third quarter of fiscal 2007, the Company recorded a receivable and management services revenue of approximately $0.4 million. During the fourth quarter of fiscal 2007, Covenant paid this receivable and executed an amendment to the stock purchase agreement releasing the Company from any future obligations under the Company’s note payable to Covenant. As a result the Company recognized additional management services revenue of approximately $0.6 million in the fourth quarter of fiscal 2007. The total amount recognized in fiscal 2007 as management services revenue was $1.3 million.

On October 31, 2007, the Company renewed certain insurance policies and entered into a finance agreement totaling $0.6 million. The finance agreement has a fixed interest rate of 5.50% with principal being repaid over an 11-month term.

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

On March 15, 2007, the Company issued three standby letters of credit, totaling $2.2 million, for the benefit of HCP on certain leases between HCP and the Company. The fees on the letters of credit are based on 2.0% of the issued amount.

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

Recent Events

In February 2008, Ventas acquired a senior living community located in Keller, Texas (“Whitley Place”) in a transaction valued at approximately $5.0 million and immediately leased Whitley Place to the Company. Whitley Place is comprised of 47 assisted living units with a resident capacity of 65. The lease is for a ten-year term with two five-year renewals options. The initial lease rate was 7.75 percent and is subject to conditional escalation provisions.

In February 2008, the Company sold a parcel of land in Carmichael, California for $1.2 million, resulting in net proceeds of approximately $1.1 and a pretax gain on sale of approximately $0.7 million. This land was classified as held for sale at December 31, 2007.

In February 2008, the Company sold a parcel of land in Lincoln, Nebraska for approximately $0.2 million, resulting in net proceeds of $0.2 million and a nominal gain. While the Company was not marketing this parcel of land for sale, the Company received an offer on the parcel of land and subsequent to year end sold the land parcel.

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

Revenues from the Medicare and Medicaid programs accounted for approximately 6%, 6% and 7% of the Company’s revenue in fiscal 2007, 2006 and 2005, respectively. Seven communities are providers of services under Medicaid programs. Accordingly, the communities are entitled to reimbursement under the foregoing program at established rates that are lower than private pay rates. Patient service revenue for Medicaid patients is recorded at the reimbursement rates as the rates are set prospectively by the state upon the filing of an annual cost report. Two communities are providers of services under the Medicare program and are entitled to payment under the foregoing programs in amounts determined based on rates established by the federal government.

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

Investments in Joint Ventures

The Company accounts for its investments in joint ventures under the equity method of accounting. The Company is the general partner in two partnerships and owns member interests in four other joint ventures. The Company has not consolidated these joint venture interests because the Company has concluded that the limited partners or the other members of each joint venture has substantive kick-out rights or substantive participating rights as defined in EITF Issue 04-05 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” (“EITF 04-05”) Under the equity method of accounting, the Company records its investments in joint ventures at cost and adjusts such investments for its share of earnings and losses of the joint venture.

Assets Held for Sale

Assets are classified as held for sale when the Company has committed to selling the asset and believes that it will be disposed of within one year. The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The Company has two parcels of land held for sale at December 31, 2007. The fair value of these properties is generally determined based on market rates, industry trends and recent comparable sales transactions. The actual sales price of these assets could differ significantly from the Company’s estimates.

The Company estimates the two parcels of land that were held for sale at December 31, 2007, have an aggregate fair value, net of costs of disposal, that exceeds the carrying value of $1.0 million. One of the remaining parcels of land was sold in the first quarter of fiscal 2008 at an amount that exceeded its carrying value. The amount the Company will ultimately realize on the remaining parcel of land could differ materially from this estimate.

Lease Accounting

The Company determines whether to account for its leases as either operating, capital or financing leases depending on the underlying terms of the lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of December 31, 2007, the Company leased 24 communities and classified each of the leases as an operating lease. The Company incurs lease acquisition costs and amortizes these costs over the term of the lease agreement. Facility lease expense in the Company’s statement of operations includes rent expense plus amortization expense relating to leasehold acquisition costs.

Certain leases entered into by the Company qualified as sale/leaseback transactions under the provisions of Financial Accounting Standard No. 98 (“FAS 98”) and as such any related gains have been deferred and are being amortized over the lease term. The amortization of the deferred gains is included in gain on sale of assets in the statement of operations.

Long-Lived Assets

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives are 10 to 40 years for buildings and building improvements, 3 to 10 years for leasehold improvements, 5 to 20 years for land improvements and 5 to 10 years for furniture, equipment and automobiles.

At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers internal factors such as net operating losses along with external factors relating to each asset, including contract changes, local market developments, and other publicly available information. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount the carrying value exceeds the fair market value, generally based on discounted cash flows, of the long-lived asset. The Company analyzed certain long-lived assets with operating losses, under the undiscounted cash flow method, for impairment. Based on this analysis the Company does not believe there are any indicators that would require an adjustment to the carrying value of the property and equipment or their remaining useful lives as of December 31, 2007 and 2006.

Income Taxes

The Company accounts for income taxes under the provision of SFAS No. 109, “Accounting for Income Taxes” (“FAS 109”). Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2007, the Company has recorded on its consolidated balance sheet deferred tax assets of $13.8 million. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. While the Company currently has a cumulative three-year loss of $3.7 million, it has evaluated future expectations of net income, based upon the last six quarters of profitability, including prospects to realize net gains on the Company’s appreciated assets. However, the benefits of the net deferred tax asset might not be realized if there are future operating losses that exceed the anticipated gains on the Company’s appreciated assets or if the value of the appreciated assets decline in the future. The Company believes based upon this analysis that the realization of the net deferred tax asset is reasonably assured and therefore has not provided for a valuation allowance.

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. This standard clarifies the accounting for income tax benefits that are uncertain in nature. Under FIN 48, the Company is required to recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. FIN 48 also provides guidance on thresholds, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. Under the transition guidance for implementing FIN 48, any required cumulative-effect adjustment was required to be recorded to retained earnings as of January 1, 2007. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. The Company is not subject to income tax examinations for tax years prior to 2003. The adoption of FIN 48 did not have a material effect on the Company’s results of operations or financial position.

Recently Issued Accounting Standards

FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). In September 2006, FASB issued FAS 157, which will become effective for the Company on January 1, 2008. FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. The adoption of FAS 157 is not expected to have a material effect on the Company’s financial statements.

FASB Statement No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement 115” (“FAS 159”). In February 2007, FASB issued FAS 159, which permits, but does not require, entities to measure many financial instruments, including liabilities and certain other items, at fair value with resulting changes in fair value reported in earnings. The Company is required to adopt FAS 159 on January 1, 2008 and the adoption of FAS 159 is not expected to have a material effect on the Company’s financial statements.

FASB Statement No. 141(R) “Business Combinations” (“FAS 141(R)”). In December 2007, FASB issued FAS 141(R) which requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of FAS 141(R) on the Company’s consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

Results of Operations

The following tables set forth, for the periods indicated, selected historical consolidated statements of income data in thousands of dollars and expressed as a percentage of total revenues.

	Year Ended December 31,
	2007		2006		2005
	$	%	$	%	$	%

Revenues:
Resident and healthcare revenue	$167,563	88.6%	$139,456	87.7%	$101,770	80.5%
Unaffiliated management services revenue	1,591	0.8%	994	0.6%	1,626	1.3%
Affiliated management services revenue	3,117	1.7%	1,767	1.1%	1,834	1.5%
Community reimbursement income	16,781	8.9%	16,853	10.6%	21,174	16.8%

Total revenues	189,052	100.0%	159,070	100.0%	126,404	100.0%
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization shown below)	103,804	54.9%	89,184	56.1%	68,888	54.5%
General and administrative expenses	12,046	6.4%	11,420	7.2%	9,761	7.7%
Facility lease expense	27,054	14.3%	16,610	10.4%	2,070	1.6%
Provision for bad debts	330	0.2%	121	0.1%	258	0.2%
Stock-based compensation	979	0.5%	870	0.5%	245	0.2%
Depreciation and amortization	11,295	6.0%	12,345	7.8%	13,046	10.3%
Community reimbursement expense	16,781	8.9%	16,853	10.6%	21,174	16.8%

Total expenses	172,289	91.1%	147,403	92.7%	115,442	91.3%

Income from operations	16,763	8.9%	11,667	7.3%	10,962	8.7%
Other income (expense):
Interest income	674	0.4%	843	0.5%	133	0.1%
Interest expense	(12,763)	(6.8)%	(16,610)	(10.4)%	(18,595)	(14.7)%
Gain on sale of properties	3,351	1.8%	2,495	1.6%	104	0.1%
Debt restructuring / derivative costs:
Write-off of deferred loan cost	(538)	(0.3)%	(1,867)	(1.2)%	(25)	(0.0)%
Loss on interest rate lock agreement	—	—%	—	—%	(641)	(0.5)%
Other (expense) income	(37)	0.0%	(37)	0.0%	416	0.3%

Income (loss) before income taxes and minority interest in consolidated partnership	7,450	3.9%	(3,509)	(2.2)%	(7,646)	(6.0)%
(Provision) benefit for income taxes	(3,090)	(1.6)%	909	0.6%	2,273	1.8%

Income (loss) before minority interest in consolidated partnership	4,360	(2.3)%	(2,600)	(1.6)%	(5,373)	(4.3)%
Minority interest in consolidated partnership	—	—%	—	—%	19	0.0%

Net income (loss)	$4,360	(2.3)%	$(2,600)	(1.6)%	$(5,354)	(4.2)%

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Revenues.

Total revenues were $189.1 million for the year ended December 31, 2007 compared to $159.1 million for the year ended December 31, 2006, representing an increase of approximately $30.0 million or 18.8%. This increase in revenue is primarily the result of a $28.1 million increase in resident and healthcare revenue, an increase in unaffiliated management services revenue of $0.6 million, an increase in affiliated management services revenue of $1.4 million offset by a decrease in community reimbursement revenue of $0.1 million.

•	Resident and healthcare revenue increased 20.2% as a result of an increase of $4.9 million from the addition of the Covenant communities which the Company leased from HCP on May 31, 2006, an increase of $1.9 million from the addition of Rose Arbor which was leased from Ventas on June 8, 2006, an increase of $12.2 million from the addition of four senior living communities (the “Hunt Communities”) which were leased from HCP on December 1, 2006, an increase of $3.1 million from the addition of the Atrium of Carmichael which was leased from HCP on December 14, 2006, an increase of $1.4 million from the addition of Crescent Place which was leased from HCP on April 11, 2007 and an increase in resident and healthcare revenue at the Company’s other communities of $4.6 million as a result of higher rental rates and community fees in the current fiscal year.

•	The increase in unaffiliated management services revenue primarily results from the recovery of management fees from Covenant under the provisions of the CGIM purchase and sale agreement offset by the expiration of third party management agreements and the sale of the eight communities previously owned by Covenant and managed by the Company, seven of which the Company now leases from HCP.

•	Affiliated management services revenue increased due to an increase in management fees earned on the communities owned by SHPII/CSL, Midwest I and Midwest II along with development fees of $0.9 million earned on the development of three senior living communities. The Company earned affiliated management fees on 12 communities and three development project in fiscal 2007 compared to management fees on 12 communities in fiscal 2006.

•	Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements.

Expenses.

Total expenses were $172.3 million in fiscal 2007 compared to $147.4 million in fiscal 2006, representing an increase of $24.9 million or 16.9%. This increase is primarily the result of a $14.6 million increase in operating expenses, a $0.6 million increase in general and administrative expenses, a $10.4 million increase in facility lease expense, a $0.1 million increase in stock-based compensation, an increase of $0.2 million in bad debt expense offset by a $1.1 million decrease in depreciation and amortization expense and a decrease in community reimbursement expense of $0.1 million.

•	Operating expenses increased 16.4% primarily due to an increase of $3.2 million from the addition of the Covenant communities, an increase of $1.3 million from the addition of Rose Arbor, an increase of $7.7 million from the addition of the Hunt Communities, an increase of $1.9 million from the addition of the Atrium of Carmichael, and an increase of $1.0 million from the addition of Crescent Place offset by a decrease in operating expenses at the Company’s other communities of $0.5 million.

•	General and administrative expenses increased $0.6 million primarily due to an increase in health insurance costs of $0.9 million and an increase in information systems costs of $0.3 million relating to the implementation of the Company’s new accounting software offset by lower legal fees of $0.3 million and a reduction in other general and administrative costs of $0.3 million.

•	Facility lease expenses increased $10.4 million primarily due to the Company leasing 24 senior living communities in fiscal 2007 compared to 23 senior living communities in fiscal 2006 which include 12 leases that began during fiscal 2006.

•	Stock-based compensation increased $0.1 million in fiscal 2007 compared to fiscal 2006 primarily due to the award of additional restricted shares to certain employees and directors of the Company.

•	Depreciation and amortization expense decreased $1.1 million primarily as a result of the write-off of contract rights in fiscal 2006 along with the sale/leaseback of four communities previously owned by the Company.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures.

Other income and expense.

•	Interest income results from interest earned on investment of cash balances and interest earned on escrowed funds.

•	Interest expense decreased $3.8 million to $12.8 million in fiscal 2007 compared to $16.6 million in fiscal 2006. This decrease in interest expense primarily results from lower debt outstanding during fiscal 2007 compared to fiscal 2006 primarily resulting from property sales, along with a lower average interest rate in the current fiscal year compared to the prior year as a result of the Company’s debt refinancings.

•	Gain on sale of assets in fiscal 2007 represents the recognition of deferred gains associated with the Company’s sale/leaseback transactions of $3.2 million, net gains on the sale of two parcels of land of $0.1 million along with a gain of $28,000 on the sale of the Company’s treasury rate lock. The gain on a third parcel of land of $0.3 million, sold to SHPIII/CSL Richmond Heights, has been deferred and will be recognized into income over the period required to construct and stabilize the senior living community. As of December 31, 2007, the Company had deferred gains on sale/leaseback transactions of $26.4 million that are being recognized into income over their respective initial lease terms. Gain on sale of assets in fiscal 2006 represents the recognition of deferred gains of $2.4 million along with a gain of $0.1 million on the sale of a portion of the Company’s treasury rate lock.

•	Other expense/income in fiscal 2007 and 2006 relates to the Company’s equity in the earnings/losses of unconsolidated affiliates, which represents the Company’s share of the earnings/losses on its investments in SHPII/CSL, Midwest I and Midwest II. During the second quarter of fiscal 2007, Midwest I and Midwest II finalized their purchase price allocation on the eight communities they acquired, resulting in a noncash charge of $0.3 million being recognized by the Company. The final purchase price allocation resulted in more of the purchase price being allocated to assets with shorter economic lives which resulted in additional depreciation and amortization expense.

Benefit for income taxes.

Provision for income taxes for fiscal 2007 was $3.1 million or 41.5% of income before taxes compared to a benefit for income taxes of $0.9 million, or 25.9% of loss before taxes, for fiscal 2006. The effective tax rates for fiscal 2007 and 2006 differ from the statutory tax rates because of state income taxes and permanent tax differences. At December 31, 2007, the Company had recorded on its consolidated balance sheet deferred tax assets of $13.8 million. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. While the Company currently has a cumulative three-year loss of $3.7 million, it has evaluated future expectations of net income, based upon the last six quarters of profitability, including prospects to realize net gains on the Company’s appreciated assets. However, the benefits of the net deferred tax asset might not be realized if there are future operating losses that exceed the anticipated gains on the Company’s appreciated assets or if the value of the appreciated assets decline in the future. The Company believes based upon this analysis that the realization of the net deferred tax asset is reasonably assured and therefore has not provided for a valuation allowance.

Net income/loss.

As a result of the foregoing factors, the Company reported net income of $4.4 million for the year ended December 31, 2007 compared to a net loss of $2.6 million for the year ended December 31, 2006.

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

•	Resident and healthcare revenue increased 37.0% as the result of an increase of $16.5 million from the consolidation of the six communities previously owned by BRE/CSL that were sold to Ventas and leased back by the Company on September 30, 2005, an increase of $3.3 million from the consolidation of Georgetowne Place which the Company leased from Ventas on October 18, 2005, an increase of $7.0 million from the consolidation of the Covenant communities which the Company leased from HCP on May 31, 2006, an increase of $2.7 million from the consolidation of Rose Arbor which was leased from Ventas on June 8, 2006, an increase of $1.0 million from the lease of the Hunt Communities, which the Company leased from HCP on December 1, 2006, an increase of $0.2 million from the lease of the Atrium of Carmichael, which the Company leased from HCP on December 14, 2006, along with an increase in resident and healthcare revenue at the Company’s other communities of $7.0 million as a result of higher occupancy and rental rates in the current fiscal year.

•	Unaffiliated management services revenue decreased 38.9% in fiscal 2006 compared to the prior year primarily from the expiration of third party management agreements and the sale of the seven communities previously owned by Covenant and managed by the Company, six of which the Company now leases from HCP.

•	Affiliated management services revenue decreased 3.7% in fiscal 2006 compared to the prior year primarily from the sale of the six communities owned by BRE/CSL and managed by the Company to Ventas, partially offset by management fees earned on the eight Midwest I and Midwest II communities.

•	Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements.

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

•	Operating expenses increased 29.5% primarily due to an increase of $10.1 million from the consolidation of the six communities previously owned by BRE/CSL, an increase of $1.9 million from the consolidation of Georgetowne Place, an increase of $4.4 million from the consolidation of the Covenant communities, an increase of $1.8 million from the consolidation of Rose Arbor, an increase of $0.7 million from the lease of the Hunt Communities, an increase of $0.1 million from the lease of the Atrium of Carmichael and an increase in operating expenses at the Company’s other communities of $1.3 million.

•	General and administrative expenses increased 16.6% primarily due to an increase in administrative labor costs of $0.5 million, an increase in professional fees of $0.8 million, an increase in insurance costs of $0.1 million and an increase in other overhead costs of $0.2 million.

•	Facility lease expenses increased $14.5 million in fiscal 2006 primarily due to 23 senior living communities leased in fiscal 2006 compared to seven senior living communities leased in fiscal 2005.

•	Bad debt expense decreased to $0.1 million in fiscal 2006 compared to $0.3 million in fiscal 2005.

•	Stock-based compensation increased $0.6 million in fiscal 2006 as a result of a full year of stock-based compensation expense being recognized in fiscal 2006 compared to stock-based compensation expense recognition for six months in fiscal 2005. Effective July 1, 2005, the Company early adopted Statement of Financial Accounting Standards No. 123 (revised) “Share Based Payments” (“FAS 123R”), using the modified prospective method, which requires all share based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.

•	Depreciation and amortization expense decreased 5.4% primarily as a result of the sale/leaseback of four communities previously owned by the Company.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures.

Other income and expense.

•	Interest income increased $0.7 million in fiscal 2006 compared to fiscal 2005. This increase primarily results from the investment of cash balances and interest earned on security deposits with Ventas and HCP.

•	Interest expense decreased $2.0 million to $16.6 million in fiscal 2006 compared to $18.6 million in 2005. This decrease in interest expense primarily results from lower debt outstanding during fiscal 2006 compared to fiscal 2005 primarily resulting from property sales, along with a lower average interest rate in the current fiscal year compared to the prior year as a result of the Company’s debt refinancings.

•	Gain on sale of assets in fiscal 2006 represents the recognition of deferred gains associated with the sale/leaseback of four communities of $2.4 million along with the recognition of a gain of $0.1 million related to the sale of a portion of the Company’s interest rate cap. As of December 31, 2006, the Company had deferred gains of $29.3 million that are being recognized into income over their respective initial lease terms.

•	During fiscal 2006, the Company wrote-off deferred loan costs of $1.6 million associated with the refinancing of the mortgage debt related to 19 of the Company’s communities and $0.3 million as a result of the sale of three communities to HCP and one community to Ventas.

•	During fiscal 2005, the Company recognized a loss of $0.6 million as a result of the change in fair value of its treasury lock agreements.

•	Other income/expense in fiscal 2006 and 2005 relates to the Company’s equity in the earnings/losses of affiliates, which represents the Company’s share of the earnings/losses on its investments in SHPII/CSL, Midwest, Midwest II and BRE/CSL.

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

Quarterly Results

The following table presents certain unaudited quarterly financial information for each of the four quarters ended December 31, 2007 and 2006, respectively. This information has been prepared on the same basis as the audited Consolidated Financial Statements of the Company appearing elsewhere in this report and include, in the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the audited Consolidated Financial Statements of the Company and the related notes thereto.

	2007 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Total revenues	$46,226	$46,881	$47,758	$48,187
Income from operations	3,891	3,814	4,360	4,698
Net income	920	770	1,367	1,303
Net income per share, basic	$0.04	$0.03	$0.05	$0.05
Net income per share, diluted	$0.03	$0.03	$0.05	$0.05
Weighted average shares outstanding, basic	26,149	26,182	26,201	26,286
Weighted average shares outstanding, fully diluted	26,636	26,680	26,593	26,624

	2006 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Total revenues	$36,557	$37,722	$41,821	$42,970
Income from operations	3,453	2,027	2,481	3,706
Net (loss) income	(999)	(2,486)	69	816
Net (loss) income per share, basic	$(0.04)	$(0.10)	$0.00	$0.03
Net (loss) income per share, diluted	$(0.04)	$(0.10)	$0.00	$0.03
Weighted average shares outstanding, basic	25,940	25,964	26,023	26,127
Weighted average shares outstanding, fully diluted	25,940	25,964	26,470	26,559

Liquidity and Capital Resources

In addition to approximately $23.4 million of cash balances on hand as of December 31, 2007, the Company’s principal sources of liquidity are expected to be cash flows from operations, proceeds from the sale of assets, cash flows from SHPII/CSL, Midwest I and Midwest II and/or additional debt refinancing. The Company expects its available cash and cash flows from operations, proceeds from the sale of assets, and cash flows from SHPII/CSL, Midwest I and Midwest II to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company from time to time considers and evaluates transactions related to its portfolio including refinancings, purchases and sales, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements. In summary, the Company’s cash flows were as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Net cash provided by (used in) operating activities	$12,453	$(4,647)	$2,202
Net cash (used in) provided by investing activities	(7,332)	29,958	3,142
Net cash used in financing activities	(7,331)	(21,573)	(3,028)

Net (decrease) increase in cash and cash equivalents	$(2,210)	$3.738	$2,316

Operating Activities

The Company had net cash provided by operating activities of $12.5 million and $2.2 million in fiscal 2007 and 2005, respectively, compared to net cash used in operating activities of $4.6 million in fiscal 2006. The net cash provided by operating activities for fiscal 2007 primarily results from net income of $4.4 million, net non-cash charges of $12.7 million, a decrease in accounts receivable of $0.2 million and a decrease in other assets of $0.2 million offset by an increase in property tax and insurance deposits of $1.5 million, an increase in prepaid and other assets of $1.2 million, an increase in income tax receivable of $1.8 million and a decrease in customer deposits of $0.5 million. In fiscal 2006, net cash used in operating activities was primarily the result of a net loss of $2.6 million, an increase in accounts receivable of $1.7 million, an increase in property and tax deposits of $1.4 million, an increase in prepaid and other expenses of $0.8 million, an increase in other assets of $7.8 million, offset by net noncash charges of $6.5 million, an increase in accounts payable and accrued expenses of $1.8 million and a decrease in federal and state income taxes receivable of $1.4 million. In fiscal 2005, net cash provided by operating activities was primarily derived from net non-cash charges of $12.7 million, a decrease in federal and state income tax receivable of $0.7 million, an increase in accounts payable and accrued expenses of $3.1 million and an increase in customer deposit of $0.5 million offset by a net loss of $5.4 million, an increase in property tax and insurance deposits of $2.3 million, and an increase in other assets of $7.1 million.

Investing Activities

The Company had net cash used in investing activities of $7.3 million in fiscal 2007 compared to net cash provided by investing activities of $30.0 million and $3.1 million in fiscal 2006 and 2005, respectively. The net cash used in investing activities for fiscal 2007 primarily results from capital expenditures of $8.6 million, net investments in joint ventures of $1.0 million offset by proceeds from the sale of three parcels of land for $1.9 million and proceeds from a final distribution from BRE/CSL of $0.4 million. In fiscal 2006, net cash provided by investing activities primarily results from net proceeds from the sale of assets of $40.5 million offset by capital expenditures of $6.7 million and investments in limited partnerships of $3.9 million. In fiscal 2005, the Company had net cash provided by investing activities primarily resulting from distributions from limited partnerships of $6.4 million offset by capital expenditures of $3.2 million.

Financing Activities

The Company had net cash used in financing activities of $7.3 million, $21.6 million and $3.0 million in fiscal 2007, 2006 and 2005, respectively. The net cash used in financing activities for fiscal 2007 primarily results from net repayments of notes payable of $7.3 million, deferred loan costs paid in connection with the refinancing of five communities of $0.9 million offset by proceeds from the issuance of common stock of $0.5 million, excess tax benefits on the issuance of common stock of $0.2 million and proceeds from the sale of the Company’s treasury rate lock of $0.1 million. For fiscal 2006, net cash used in financing activities was primarily the result of net repayments of notes payable of $18.2 million, cash paid to settle interest rate lock agreements of $1.8 million and deferred financing charges paid in connection with the refinancing of 19 communities of $3.1 million offset by the release of restricted cash of $1.0 million, proceeds from the exercise of stock options of $0.4 million and excess tax benefits on stock options exercised of $0.2 million. In fiscal 2005, net cash used in financing activities primarily results from net payments on notes payable of $1.3 million, cash restricted under certain debt agreements of $1.0 million, distributions to minority partners of $0.2 million and deferred loan cost paid of $1.5 million offset by proceeds from the exercise of stock options of $0.7 million and excess tax benefits on stock options exercised of $0.3 million.

Community Refinancings and Other Debt Transactions

The Company’s second installment on its note payable to Covenant, which was due on August 15, 2007, was reduced by $0.4 million, resulting in no amount due to Covenant and a reduction in the Company’s note payable to Covenant of approximately $0.3 million, which was reflected as management services revenue in the Company’s consolidated statement of operations. In addition, under the terms of the purchase agreement, the Company had the right to recapture certain contingent payments made to Covenant if the Company did not receive the required minimum management services revenue set forth in the purchase agreement. As a result of these provisions, during the third quarter of fiscal 2007, the Company recorded a receivable and management services revenue of approximately $0.4 million. During the fourth quarter of fiscal 2007, Covenant paid this receivable and executed an amendment to the stock purchase agreement releasing the Company from any future obligations under the Company’s note payable to Covenant. As a result the Company recognized additional management services revenue of approximately $0.6 million in the fourth quarter of fiscal 2007.

On October 31, 2007, the Company renewed certain insurance policies and entered into a finance agreement totaling $0.6 million. The finance agreement has a fixed interest rate of 5.50% with principal being repaid over an 11-month term.

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

On March 15, 2007, the Company issued three standby letters of credit, totaling $2.2 million, for the benefit of HCP on certain leases between HCP and the Company. The fees on the letters of credit are based on 2.0% of the issued amount.

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

Lease Transactions

The Company currently leases 24 senior living communities with certain REITs. The lease terms are generally for ten years with renewal options for 10-20 years at the Company’s option. Under these lease agreements the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes.

As of December 31, 2007, the Ventas Lease Agreements, which cover nine senior living facilities, each have an initial term of approximately ten years, with two five year renewal extensions available at the Company’s option. The initial lease rate under each of the Ventas Lease Agreements was 8% and is subject to certain conditional escalation clauses which will be recognized when estimatable or incurred. The initial term on each of the leases expires in October 2015. The Company incurred $2.0 million in lease acquisition costs related to the Ventas Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10 year lease term and are included in facility lease expense in the Company’s statement of operations. The Company accounts for each of the Ventas Lease Agreements as operating leases.

As of December 31, 2007, the HCP Lease Agreements, which cover 15 senior living facilities, each have an initial term of ten years, with two ten year renewal extensions available at the Company’s option. The initial lease rate under the HCP Lease Agreements range from 7.25% to 8% and are subject to certain conditional escalation clauses which will be recognized when estimatable or incurred. The initial terms on the HCP Lease Agreements expire on various dates through December 2017. The Company incurred $1.5 million in lease acquisition costs related to the HCP Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10 year lease terms and are included in facility lease expense in the Company’s statement of operations. The Company accounts for each of the HCP Lease Agreements as operating leases.

In April 2007, HCP acquired Crescent Place, which was previously owned by Covenant and managed by the Company, in a transaction valued at approximately $8.0 million and immediately leased Crescent Place to the Company. In connection with this transaction, the Company’s previous management agreement with Covenant was terminated.

The following table summarizes each of the Company’s lease agreements (dollars in millions):

						Lease	Deferred
		Number of	Value of		Initial	Acquisition	Gains/Lease
Landlord	Date of Lease	Communities	Transaction	Term	Lease Rate(1)	Costs(2)	Concessions(3)

Ventas	September 30, 2005	6	$84.6	10 years (Two five-year renewals)	8%	$1.3	$4.6
Ventas	October 18, 2005	1	19.5	10 years (Two five-year renewals)	8%	0.2	—
Ventas	March 31,2006	1	29.0	10 years (Two five-year renewals)	8%	0.1	14.3
Ventas	June 8, 2006	1	19.1	9.5 years (Two five-year renewals)	8%	0.4	—
HCP	May 1, 2006	3	54.0	10 years (Two ten-year renewals)	8%	0.2	12.8
HCP	May 31, 2006	6	43.0	10 years (Two ten-year renewals)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	10 years (Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	10 years (Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	10 years (Two ten-year renewals)	7.25%	0.1	—

Subtotal						3.5	32.3
Accumulated amortization						0.6	—
Accumulated deferred gain recognized						—	5.9

Net lease acquisition costs/deferred gains as of December 31, 2007						$2.9	$26.4

(1)	Initial lease rates are subject to conditional lease escalation provisions as set forth in each lease agreement.

(2)	Lease acquisition costs are being amortized over the leases’ initial term.

(3)	Deferred gains of $31.7 million are being recognized in the Company’s statement of operations as gain on sale of assets over the leases’ initial term. Lease concessions of $0.6 million, which only relates to the HCP transaction on May 31, 2006, is being recognized in the Company’s statement of operations as facility rent expense over the leases’ initial term.

Joint Ventures

Midwest I Transaction

In January 2006, the Company and GE Healthcare formed Midwest I to acquire five senior housing communities from a third party. Midwest I is owned approximately 89% by GE Healthcare and 11% by the Company. The Company contributed $2.7 million for its approximate 11% interest in Midwest I. Midwest I paid approximately $46.9 million for the five communities. The five communities comprise 293 assisted living units with a resident capacity of 389. The Company manages the five acquired communities under long-term management agreements with Midwest I. The Company accounts for its investment in Midwest I under the equity method of accounting and the Company recognized earnings in the equity of Midwest I of $8,000 in fiscal 2007 compared to a loss in the equity of Midwest I of $9,000 for fiscal 2006.

Midwest II Transaction

In August 2006, the Company and GE Healthcare formed Midwest II to acquire three senior housing communities from a third party. Midwest II is owned approximately 85% by GE Healthcare and 15% by the Company. The Company contributed $1.5 million for its interest in Midwest II. Midwest II paid approximately $38.2 million for the three communities. The three communities comprise 300 assisted living and memory care units with a resident capacity of 319. The Company manages the three acquired communities under long-term management agreements with Midwest II. The Company accounts for its investment in Midwest II under the equity method of accounting and the Company recognized a loss in the equity of Midwest II of $0.3 million and $0.1 million for fiscal 2007 and 2006, respectively.

SHP II Transactions

In November 2004, the Company formed SHPII/CSL with SHPII. Effective as of November 30, 2004, SHPII/CSL acquired the Spring Meadows Communities which have a combined capacity of 698 residents. In connection with this acquisition the Company contributed $1.3 million for the SHPII/CSL for its 5% interest. The Company manages the Spring Meadows Communities under long-term management contracts with SHPII/CSL. The Company accounts for its investments in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.3 million, $0.1 million and $0.2 million in fiscal 2007, 2006 and 2005, respectively.

SHP III Transactions

In May 2007, the Company and SHPIII entered into SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 101 independent living units and 45 assisted living units and is expected to open in the second or third quarter of 2008. As of December 31, 2007, the Company had made capital contributions of $0.8 million to SHPIII/CSL Miami. In addition, the Company earned $0.7 million in development fees from SHPIII/CSL Miami during fiscal 2007.

In November 2007, the Company and SHPIII entered into SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 97 independent living units and 45 assisted living units and is expected to open in the first quarter of 2009. As of December 31, 2007, the Company had made capital contributions of $0.3 million to SHPIII/CSL Richmond Heights. In addition, the Company earned $0.1 million in development fees from SHPIII/CSL Richmond Heights during fiscal 2007.

In December 2007, the Company and SHPIII entered into SHPIII/CSL Levis Commons to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 101 independent living units and 45 assisted living units and is expected to open in the first quarter of 2009. As of December 31, 2007, the Company had made capital contributions of $0.2 million to SHPIII/CSL Levis Commons. In addition, the Company earned $22,000 in development fees from SHPIII/CSL Levis Commons during fiscal 2007.

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

Disclosures About Contractual Obligations

The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2007 (in thousands):

	Less than	One to	Four to	More than
	One Year	Three Years	Five Years	Five Years	Total

Long-term debt, including interest expense	$20,854	$34,153	$29,172	$194,370	$278,549
Operating leases	27,516	55,110	55,016	86,321	223,963

Total contractual cash obligations	$48,370	$89,263	$84,188	$280,691	$502,512

Long-term debt relates to the aggregate maturities of the Company’s notes payable. The Company leases its corporate headquarters, an executive office in New York, 24 senior living communities and certain equipment used at the Company’s communities.

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

The Company’s primary market risk is exposure to changes in interest rates on debt instruments. As of December 31, 2007, the Company had $194.8 million in outstanding debt comprised of various fixed rate debt instruments.

Changes in interest rates would affect the fair market value of the Company’s fixed rate debt instruments but would not have an impact on the Company’s earnings or cash flows.

The following table summarizes information on the Company’s debt instruments outstanding as of December 31, 2007. The table presents the principal due and weighted average interest rates by expected maturity date for the Company’s debt instruments by fiscal year.

Principal Amount and Average Interest Rate by Expected Maturity Date at December 31, 2007 ($ in thousands):

								Fair
	2008	2009	2010	2011	2012	Thereafter	Total	Value

Long-term debt:
Fixed rate debt	$9,035	$8,304	$3,843	$4,084	$4,311	$165,191	$194,768	$192,932
Average interest rate	6.1%	6.1%	6.0%	6.0%	6.0%	6.0%

Effective January 31, 2005, the Company entered into interest rate cap agreements with two commercial banks to reduce the impact of increases in interest rates on the Company’s variable rate loans. One interest rate cap agreement effectively limited the interest rate exposure on $100 million notional amount to a maximum LIBOR of 5%, as long as one-month LIBOR was less than 7%. If one-month LIBOR was greater than 7%, the agreement effectively limited the interest rate on the same $100 million notional amount to a maximum LIBOR of 7%. In March 2006, the Company sold $67 million of the notional amount of this interest rate cap and as a result received $0.3 million in cash and recorded a gain on sale of $0.1 million. The remaining balance of the interest rate cap was sold in May 2007, resulting in net proceeds of $0.1 million and a gain on sale of approximately $28,000. During fiscal 2007 and 2006, the Company received $37,000 and $0.1 million under the terms of this interest rate cap agreement and recorded the amount received as a reduction in interest expense. The second interest cap agreement effectively limited the interest rate exposure on a $50 million notional amount to a maximum LIBOR of 5% and expired on January 31, 2006. The Company paid $0.4 million for the interest rate caps and the costs of these agreements were being amortized to interest expense over the life of the agreements.

The Company used interest rate lock and interest rate swap agreements for purposes other than trading. The Company was party to interest rate lock agreements, which were used to hedge the risk that the costs of future issuance of debt may be adversely affected by changes in interest rates. Under the interest rate lock agreements, the Company agreed to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional principal amount of indebtedness based on the locked rate at the date when the agreement was established and the yield of a United States Government 10-Year Treasury Note on the settlement date of January 3, 2006. The notional amounts of the agreements were not exchanged. These interest rate lock agreements were entered into with a major financial institution in order to minimize counterparty credit risk. The locked rates ranged from 7.5% to 9.1%. The Company reflected the interest rate lock agreements at fair value in the Company’s consolidated balance sheet (Other long-term liabilities) and related gains and losses were recognized in the consolidated statements of operations. The Company recognized a loss of $0.6 million during fiscal 2005 relating to the interest rate lock agreements. The Company settled the interest rate lock liability on January 3, 2006 by paying $1.8 million in cash and converting the remaining balance of $5.7 million to a five-year note. The note bore interest at LIBOR plus 250 basis points with principal amortized over a seven-year term. In January 2007, the Company paid $5.0 million to KeyBank to repay the note.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP has issued an audit report on the effectiveness of the company’s internal control over financial reporting. The Ernst & Young report is on page F-30 of this report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.*

ITEM 11.	EXECUTIVE COMPENSATION.*

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.*

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.*

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.*

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

* Information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2008 Annual Meeting of Stockholders of Capital Senior Living Corporation, which is to be filed with SEC pursuant to Regulation 14A under the Exchange Act. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on March 10, 2008.

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

Signature	Title	Date

/s/ LAWRENCE A. COHEN Lawrence A. Cohen	Chief Executive Officer and Vice Chairman of the Board (Principal Executive Officer)	March 10, 2008

/s/ JAMES A. STROUD James A. Stroud	Chairman of the Company and Chairman of the Board	March 10, 2008

/s/ KEITH N. JOHANNESSEN Keith N. Johannessen	President and Chief Operating Officer and Director	March 10, 2008

/s/ RALPH A. BEATTIE Ralph A. Beattie	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2008

/s/ CRAIG F HARTBERG Craig F Hartberg	Director	March 10, 2008

/s/ JILL M. KRUEGER Jill M. Krueger	Director	March 10, 2008

/s/ JAMES A. MOORE James A. Moore	Director	March 10, 2008

/s/ VICTOR W. NEE Dr. Victor W. Nee	Director	March 10, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Capital Senior Living Corporation

We have audited the accompanying consolidated balance sheets of Capital Senior Living Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Senior Living Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capital Senior Living Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2008, expressed an unqualified opinion thereon.

Ernst & Young LLP

Dallas, Texas
March 10, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Capital Senior Living Corporation:

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of Capital Senior Living Corporation for the year ended December 31, 2005. These consolidated financial statements are the responsibility of Capital Senior Living Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, and cash flows of Capital Senior Living Corporation for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Dallas, Texas
March 31, 2006

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$23,359	$25,569
Accounts receivable, net	3,232	3,838
Accounts receivable from affiliates	846	784
Federal and state income taxes receivable	2,084	241
Deferred taxes	996	672
Assets held for sale	1,011	2,034
Property tax and insurance deposits	7,954	6,460
Prepaid expenses and other	4,652	3,493

Total current assets	44,134	43,091
Property and equipment, net	310,442	313,569
Deferred taxes	12,824	15,448
Investments in limited partnerships	6,199	5,253
Other assets, net	16,454	17,127

Total assets	$390,053	$394,488

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,980	$3,566
Accrued expenses	12,782	11,224
Current portion of notes payable	9,035	6,110
Current portion of deferred income	5,174	4,306
Customer deposits	2,024	2,478

Total current liabilities	30,995	27,684
Deferred income	23,168	26,073
Notes payable, net of current portion	185,733	196,647
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares — 65,000; issued and outstanding shares 26,596 and 26,424 in 2007 and 2006, respectively	266	264
Additional paid-in capital	129,159	127,448
Retained earnings	20,732	16,372

Total shareholders’ equity	150,157	144,084

Total liabilities and shareholders’ equity	$390,053	$394,488

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Revenues:
Resident and health care revenue	$167,563	$139,456	$101,770
Unaffiliated management services revenue	1,591	994	1,626
Affiliated management services revenue	3,117	1,767	1,834
Community reimbursement revenue	16,781	16,853	21,174

Total revenues	189,052	159,070	126,404
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	103,804	89,184	68,888
General and administrative expenses	12,046	11,420	9,761
Facility lease expense	27,054	16,610	2,070
Provision for bad debts	330	121	258
Stock-based compensation expense	979	870	245
Depreciation and amortization	11,295	12,345	13,046
Community reimbursement expense	16,781	16,853	21,174

Total expenses	172,289	147,403	115,442

Income from operations	16,763	11,667	10,962
Other income (expense):
Interest income	674	843	133
Interest expense	(12,763)	(16,610)	(18,595)
Gain on sale of properties	3,351	2,495	104
Debt restructuring / derivative costs:
Write-off of deferred loan costs	(538)	(1,867)	(25)
Loss on interest rate lock agreement	—	—	(641)
Other (loss) income	(37)	(37)	416

Income (loss) before income taxes and minority interest in consolidated partnership	7,450	(3,509)	(7,646)
(Provision) benefit for income taxes	(3,090)	909	2,273

Income (loss) before minority interest in consolidated partnership	4,360	(2,600)	(5,373)
Minority interest in consolidated partnership	—	—	19

Net income (loss)	$4,360	$(2,600)	$(5,354)

Per share data:
Basic income (loss) per share	$0.17	$(0.10)	$(0.21)

Diluted income (loss) per share	$0.16	$(0.10)	$(0.21)

Weighted average shares outstanding — basic	26,205	26,014	25,827

Weighted average shares outstanding — diluted	26,637	26,014	25,827

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
	(In thousands)

Balance at January 1, 2005	25,751	$258	$124,963	$24,326	$149,547
Exercise of stock options	182	2	716	—	718
Restricted stock awards	357	3	—	—	3
Stock-based compensation	—	—	245	—	245
Excess tax benefits	—	—	256	—	256
Net loss	—	—	—	(5,354)	(5,354)

Balance at December 31, 2005	26,290	$263	$126,180	$18,972	$145,415
Exercise of stock options	94	1	585	—	586
Restricted stock awards	40	—	—	—	—
Stock-based compensation	—	—	870	—	870
Excess tax benefits	—	—	(187)	—	(187)
Net loss	—	—	—	(2,600)	(2,600)

Balance at December 31, 2006	26,424	$264	$127,448	$16,372	$144,084
Exercise of stock options	81	1	501	—	502
Restricted stock awards	91	1	—	—	1
Stock-based compensation	—	—	979	—	979
Excess tax benefits	—	—	231	—	231
Net income	—	—	—	4,360	4,360

Balance at December 31, 2007	26,596	$266	$129,159	$20,732	$150,157

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Operating Activities
Net income (loss)	$4,360	$(2,600)	$(5,354)
Adjustments to reconcile net income (loss) to net cash provided (used in) by operating activities:
Depreciation	11,218	11,208	12,338
Amortization	77	1,137	708
Amortization of deferred financing charges	386	601	747
Amortization of deferred lease costs	350	183	37
Amortization of debt discount	184	200	224
Minority interest in consolidated partnership	—	—	(19)
Deferred income from affiliates	—	(48)	(77)
Deferred income	567	89	274
Deferred income taxes	2,300	(7,312)	(2,213)
Equity in the earnings of affiliates	37	37	(416)
(Gain) on sale of properties	(3,351)	(2,495)	(104)
Loss on interest rate swap and interest rate lock agreements	—	—	641
Provision for bad debts	330	121	258
Write-off of deferred loan costs	538	1,867	25
Reduction of contingent note payable	(921)	—	—
Stock compensation expense	979	870	245
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	276	(1,373)	(771)
Accounts receivable from affiliates	(62)	(352)	788
Property tax and insurance deposits	(1,494)	(1,379)	(2,350)
Prepaid expenses and other	(1,159)	(808)	37
Other assets	163	(7,780)	(7,147)
Accounts payable	(1,586)	613	473
Accrued expenses	1,558	1,167	2,579
Federal and state income taxes receivable/payable	(1,843)	1,412	732
Customer deposits	(454)	(5)	547

Net cash provided by (used in) operating activities	12,453	(4,647)	2,202
Investing Activities
Capital expenditures	(8,637)	(6,650)	(3,236)
Proceeds from sale of assets	2,319	40,497	—
(Investments in) distributions from limited partnerships	(1,014)	(3,889)	6,378

Net cash (used in) provided by investing activities	(7,332)	29,958	3,142
Financing Activities
Proceeds from notes payable	44,617	146,590	43,193
Repayments of notes payable	(51,869)	(164,759)	(44,467)
Restricted cash	—	973	(973)
Cash proceeds from the issuance of common stock	503	399	721
Excess tax benefits on stock options exercised	231	187	256
Cash paid to settle interest rate lock agreement	60	(1,823)	—
Distributions to minority partners	—	—	(233)
Deferred financing charges paid	(873)	(3,140)	(1,525)

Net cash used in financing activities	(7,331)	(21,573)	(3,028)

(Decrease) increase in cash and cash equivalents	(2,210)	3,738	2,316
Cash and cash equivalents at beginning of year	25,569	21,831	19,515

Cash and cash equivalents at end of year	$23,359	$25,569	$21,831

Supplemental Disclosures
Cash paid during the year for:
Interest	$12,178	$16,465	$16,666

Income taxes	$2,532	$6,379	$889

Non — cash transactions:
Conversion of interest rate cap agreement to notes payable	$—	$5,727	$—

Debt assumed by Ventas / HCP in sale/leaseback transactions	$—	$45,535	$—

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

1.	Organization

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior living communities throughout the United States. As of December 31, 2007, the Company operated 64 senior living communities in 23 states with an aggregate capacity of approximately 9,500 residents, including 37 senior living communities which the Company either owned or in which the Company had an ownership interest, 24 senior living communities that the Company leased and three senior living communities it managed for third parties. As of December 31, 2007, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company accounts for significant investments in unconsolidated companies, in which the Company has significant influence, using the equity method of accounting.

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

Long-Lived Assets

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers internal factors such as net operating losses along with external factors relating to each asset, including contract changes, local market developments, and other publicly available information. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount the carrying value exceeds the fair market value, generally based on discounted cash flows, of the long-lived asset. The Company analyzed certain long-lived assets with operating losses, under the undiscounted cash flow method, for impairment. Based on this analysis the Company does not believe there are any indicators that would require an adjustment to the carrying value of the property and equipment or their remaining useful lives as of December 31, 2007 and 2006.

Assets Held for Sale

Assets are classified as held for sale when the Company has committed to selling the asset and believes that it will be disposed of within one year. The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The Company had two parcels of land held for sale at December 31, 2007. The fair value of these properties is generally determined based on market rates, industry trends and recent comparable sales transactions. The actual sales price of these assets could differ significantly from the Company’s estimates.

In March 2007, the Company sold one parcel of land located in Baton Rouge, Louisiana that had been classified as held for sale. The land parcel sold for $0.5 million, net of closing costs, resulting in a gain on sale of approximately $0.1 million.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2007, the Company sold one parcel of land located in Miami Township, Ohio that had been classified as held for sale to a joint venture (“SHP III/CSL Miami”), which is owned 90% by Senior Housing Partners III LP (“SHP III”), a fund owned by Prudential Real Estate Investors (“Prudential”), and 10% by the Company, for $0.6 million resulting in a loss on sale of approximately $3,000. In addition, during the second quarter of fiscal 2007, management reclassified a parcel of land in Carmichael, California to held for sale. The Company estimated on the date of reclassification that the fair value of the land parcel exceeded its carrying value of $0.5 million.

In November 2007, the Company sold one parcel of land located in Richmond Heights, Ohio that had been classified as held for sale to a joint venture (“SHP III/CSL Richmond Heights”) which is owned 90% by SHP III and 10% by the Company, for $0.8 million resulting in a gain on sale of approximately $0.3 million, which has been deferred and will be recognized into income over the period required to construct and stabilize the senior living community.

The Company estimates the two parcels of land that were held for sale at December 31, 2007 had an aggregate fair value, net of costs of disposal, that exceeds the carrying value of $1.0 million. One of the remaining parcels of land was sold during the first quarter of fiscal 2008 at an amount that exceeded its carrying value. The amount that the Company will ultimately realize on the remaining parcel of land could differ materially from this estimate.

Investments in Joint Ventures

The Company accounts for its investments in joint ventures under the equity method of accounting. The Company is the general partner in two partnerships and owns member interests in four other joint ventures. The Company has not consolidated these joint venture interests because the Company has concluded that the limited partners or the other members of each joint venture has substantive kick-out rights or substantive participating rights as defined in EITF Issue 04-05 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” (“EITF 04-05”) Under the equity method of accounting the Company records its investments in joint ventures at cost and adjusts such investment for its share of earnings and losses of the joint venture.

Development Guarantees

The Company, on three joint venture developments, has guarantees that the communities will be completed at the budgeted costs approved by the joint venture members. These costs include the hard and soft construction costs and operating costs until each community reaches stabilization. The budgeted costs include contingency reserves for potential costs overruns and other unforeseen costs. In addition, each of these joint ventures has entered into a guaranteed fixed price construction contract with the general contractor on each of the developments. The Company would be required to fund these guarantees if the actual development costs incurred by the joint venture exceed the budgeted costs for the development. The terms of these guarantees generally do not provide for a limitation on the maximum potential future payments. The Company has not made any payments under these guarantees and currently does not expect to be required to make any payments under these guarantees.

Income Taxes

The Company accounts for income taxes under the provision of SFAS No. 109, “Accounting for Income Taxes” (“FAS 109”). Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2007, the Company had recorded on its consolidated balance sheet deferred tax assets of $13.8 million. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of that evaluation, management has evaluated future expecations of net income. However, the benefits of the net deferred tax asset might not be realized if actual results differ from expectations. The Company believes that based upon this analysis that the realization of the net deferred tax asset is reasonably assured and therefore has not provided for a valuation allowance.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. This standard clarifies the accounting for income tax benefits that are uncertain in nature. Under FIN 48, the Company is required to recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. FIN 48 also provides guidance on thresholds, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. Under the transition guidance for implementing FIN 48, any required cumulative-effect adjustment was required to be recorded to retained earnings as of January 1, 2007. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. The Company is not subject to income tax examinations for tax years prior to 2003. The adoption of FIN 48 did not have a material effect on the Company’s results of operations or financial position.

Revenue Recognition

Resident and health care revenue is recognized at estimated net realizable amounts, based on historical experiences, due from residents in the period to which the rental and other services are provided.

Revenues from the Medicare and Medicaid programs accounted for approximately 6%, 6% and 7% of the Company’s revenue in fiscal 2007, 2006 and 2005, respectively. Seven communities are providers of services under the Medicaid program. Accordingly, the communities are entitled to reimbursement under the foregoing program at established rates that are lower than private pay rates. Patient service revenue for Medicaid patients is recorded at the reimbursement rates as the rates are set prospectively by the state upon the filing of an annual cost report. Two communities are providers of services under the Medicare program and are entitled to payment under the foregoing programs in amounts determined based upon rates established by the federal government.

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

Lease Accounting

The Company determines whether to account for its leases as either operating, capital or financing leases depending on the underlying terms of the lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of December 31, 2007, the Company leased 24 communities and classified each of the leases as an operating lease. The Company incurs lease acquisition costs and amortizes these costs over the term of the lease agreement. Facility

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lease expense in the Company’s statement of operations includes rent expense plus amortization expense relating to leasehold acquisition costs.

Certain leases entered into by the Company qualified as sale/leaseback transactions under the provisions of Financial Accounting Standard No. 98 (“FAS 98”) and as such any related gains have been deferred and are being amortized over the lease term. The amortization of the deferred gains is included in gain on sale of assets in the statement of operations.

Financial Instruments

Effective January 31, 2005, the Company entered into interest rate cap agreements with two commercial banks to reduce the impact of increases in interest rates on the Company’s variable rate loans. One interest rate cap agreement effectively limited the interest rate exposure on $100 million notional amount to a maximum London Interbank Offered Rate (“LIBOR”) of 5%, as long as one-month LIBOR was less than 7%. If one-month LIBOR was greater than 7%, the agreement effectively limited the interest rate on the same $100 million notional amount to a maximum LIBOR of 7%. In March 2006, the Company sold $67 million of the notional amount of this interest rate cap and as a result received $0.3 million in cash and recorded a gain on sale of $0.1 million. The remaining balance of the interest rate cap was sold in May 2007, resulting in net proceeds of $0.1 million and a gain on sale of approximately $28,000. During fiscal 2007 and 2006, the Company received 37,000 and $0.1 million under the terms of this interest rate cap agreement and recorded the amount received as a reduction in interest expense. The second interest cap agreement effectively limited the interest rate exposure on a $50 million notional amount to a maximum LIBOR of 5% and expired on January 31, 2006. The Company paid $0.4 million for the interest rate caps and the costs of these agreements were being amortized to interest expense over the life of the agreements.

The Company used interest rate lock and interest rate swap agreements for purposes other than trading. The Company was party to interest rate lock agreements, which were used to hedge the risk that the costs of future issuance of debt may be adversely affected by changes in interest rates. Under the interest rate lock agreements, the Company agreed to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional principal amount of indebtedness based on the locked rate at the date when the agreement was established and the yield of a United States Government 10-Year Treasury Note on the settlement date of January 3, 2006. The notional amounts of the agreements were not exchanged. These interest rate lock agreements were entered into with a major financial institution in order to minimize counterparty credit risk. The locked rates ranged from 7.5% to 9.1%. The Company reflected the interest rate lock agreements at fair value in the Company’s consolidated balance sheet (Other long-term liabilities) and related gains and losses were recognized in the consolidated statements of operations. The Company recognized a loss of $0.6 million during fiscal 2005 relating to the interest rate lock agreements. The Company settled the interest rate lock liability on January 3, 2006 by paying $1.8 million in cash and converting the remaining balance of $5.7 million to a five-year note. The note bore interest at LIBOR plus 250 with principal amortized over a seven year term. In January 2007, the Company paid $5.0 million to KeyBank to repay the note.

Credit Risk

The Company’s resident receivables are generally due within 30 days. Credit losses on resident receivables have been within management’s expectations, and management believes that the allowance for doubtful accounts adequately provides for any expected losses.

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended December 31, 2007, 2006 and 2005 were $6.0 million, $5.6 million and $4.8 million, respectively.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share considers the dilutive effect of outstanding options calculated using the treasury stock method. The average daily price of the stock during 2007, 2006 and 2005 was $9.79, $10.15 and $7.20, respectively, per share. Options to purchase 39,000 shares of common stock were outstanding during fiscal 2007 but were not included in the computation of diluted earnings per share as the effect would have been antidilutive. In addition, due to net losses in fiscal 2006 and 2005 no common stock equivalents were considered in the calculation of diluted earnings per share.

The following table set forth the computation of basic and diluted net income (loss) per share (in thousands, except for per share amounts):

	Year Ended December 31,
	2007	2006	2005

Net income (loss)	$4,360	$(2,600)	$(5,354)

Weighted average shares outstanding — basic	26,205	26,014	25,827
Effect of dilutive securities:
Employee stock options	432	—	—

Weighted average shares outstanding — diluted	26,637	26,014	25,827

Basic income (loss) per share	$0.17	$(0.10)	$(0.21)

Diluted income (loss) per share	$0.16	$(0.10)	$(0.21)

Stock-Based Compensation

Effective July 1, 2005, the Company early adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-based Payment” (“FAS 123R”), which requires all share-based payments to employees, including grants of employee stock options and awards of restricted stock to be recognized in the statement of operations based on their fair values. The Company adopted FAS 123R using the modified prospective method. Under the modified prospective method the Company recognized compensation expense for new share-based awards and recognized compensation expense for the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. The Company has not adjusted prior period financial statements under the modified prospective method. Prior to July 1, 2005, the Company accounted for share-based payments under the principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related Interpretations.

On May 8, 2007, the Company’s shareholders approved the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (the “2007 Plan”) which provides for, among other things, the grant of restricted stock awards and stock options to purchase shares of the Company’s common stock. The 2007 Plan authorizes the Company to issue up to 2.6 million shares of common stock and the Company has reserved 2.5 million shares of common stock for future issuance pursuant to awards under the 2007 Plan. Effective May 8, 2007, the 1997 Omnibus Stock and Incentive Plan (as amended, the “1997 Plan”) was terminated and no additional shares will be granted under the 1997 Plan. The Company has reserved 0.9 million shares of common stock for future issuance upon the exercise of outstanding stock options pursuant to the 1997 Plan.

Recently Issued Accounting Standards

FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). In September 2006, FASB issued FAS 157, which will become effective for the Company on January 1, 2008. FAS 157 defines fair value, establishes

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. The adoption of FAS 157 is not expected to have a material effect on the Company’s financial statements.

FASB Statement No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement 115” (“FAS 159”). In February 2007, FASB issued FAS 159, which permits, but does not require, entities to measure many financial instruments, including liabilities and certain other items, at fair value with resulting changes in fair value reported in earnings. The Company is required to adopt FAS 159 on January 1, 2008 and the adoption of FAS 159 is not expected to have a material effect on the Company’s financial statements.

FASB Statement No. 141(R) “Business Combinations” (“FAS 141(R)”). In December 2007 FASB issued FAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of FAS 141(R) on the Company’s consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

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

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to current year presentation. The Company’s income statements separately reflect community reimbursement revenue and expense. Pursuant to Emerging Issues Task Force (EITF) Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ’Out of Pocket’ Expenses Incurred,” and EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” management has concluded that the accounting for certain reimbursements (primarily salaries and related overhead charges) related to joint venture and third party community operations should be presented on a grossed up basis versus a net expense basis. Accordingly, during the fourth quarter of 2006, the Company classified these expense reimbursements as community reimbursement revenue and community reimbursement expense in the consolidated statement of operations for the year ended December 31, 2005 to be consistent with the presentation for the years ended December 31, 2007 and 2006. This classification resulted in an increase in total revenues and total operating expenses from the amounts previously reported by $21.2 million in fiscal 2005. This reclassification had no impact on operating income, net income, earnings per share or stockholders’ equity.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Midwest I

In January 2006, the Company announced the formation of Midwest Portfolio Holdings, L.P., (“Midwest I”) with GE Healthcare Financial Services (“GE Healthcare”) to acquire five senior housing communities from a third party. Midwest I is owned approximately 89% by GE Healthcare and 11% by the Company. The Company contributed $2.7 million for its interests in Midwest I. The Company manages the five acquired communities under long-term management agreements with Midwest I. The Company accounts for its investment in Midwest I under the equity method of accounting and the Company recognized earnings in the equity of Midwest I of $8,000 in fiscal 2007 compared to a loss in the equity of Midwest I of $9,000 in fiscal 2006. The Company earned $0.5 million and $0.4 million in management fees on the Midwest I communities in fiscal 2007 and 2006, respectively. During the second quarter of fiscal 2007, Midwest I finalized its purchase price allocation on the five communities it acquired in fiscal 2006, resulting in a noncash charge of $0.1 million being recognized by the Company. The final purchase price allocation resulted in more of the purchase price being allocated to assets with shorter economic lives, which resulted in additional depreciation and amortization expense.

Midwest II

In August 2006, the Company announced the formation of Midwest Portfolio Holding II, L.P. (“Midwest II”), with GE Healthcare to acquire three senior housing communities from a third party. Midwest II is owned approximately 85% by GE Healthcare and 15% by the Company. The Company has contributed $1.5 million for its interests in Midwest II. The Company manages the three acquired communities under long-term management agreements with Midwest II. The Company accounts for its investment in Midwest II under the equity method of accounting and the Company recognized a loss in the equity of Midwest II of $0.3 million and $0.1 million in fiscal 2007 and 2006, respectively. The Company earned $0.5 million and $0.2 million in management fees on the Midwest II communities in fiscal 2007 and 2006, respectively. During the second quarter of fiscal 2007, Midwest II finalized its purchase price allocation on the three communities it acquired in fiscal 2006, resulting in a noncash charge of $0.2 million being recognized by the Company. The final purchase price allocation resulted in more of the purchase price being allocated to assets with shorter economic lives, which resulted in additional depreciation and amortization expense.

SHPII/CSL

In November 2004, the Company and Senior Housing Partners II, LP (“SHPII”) formed four joint ventures (collectively, “SHPII/CSL”) that own four senior living communities (the “Spring Meadows Communities”). SHPII/CSL is owned 95% by SHPII and 5% by the Company. The Company contributed $1.3 million to SHPII/CSL for its 5% interest. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.3 million, $0.1 million and $0.2 million in fiscal 2007, 2006 and 2005, respectively. In addition, the Company earned $1.2 million, $1.1 million and $1.0 million in management fees on the Spring Meadows Communities in fiscal 2007, 2006 and 2005, respectively.

SHPIII/CSL Miami

In May 2007, the Company and SHPIII entered into SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company will earn

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development and management fees and may receive incentive distributions. The senior housing community will consist of 101 independent living units and 45 assisted living units and is expected to open in the second or third quarter of 2008. As of December 31, 2007 the Company had made capital contributions of $0.8 million to the joint venture. In addition, the Company earned $0.7 million in development fees from SHPIII/CSL Miami during fiscal 2007.

SHPIII/CSL Richmond Heights

In November 2007, the Company and SHPIII entered into SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 97 independent living units and 45 assisted living units and is expected to open in the first quarter of 2009. As of December 31, 2007 the Company had made capital contributions of $0.3 million to the joint venture. In addition, the Company earned $0.1 million in development fees from SHPIII/CSL Richmond Heights during fiscal 2007.

SHPIII/CSL Levis Commons

In December 2007, the Company and SHPIII entered into a joint venture agreement (“SHPIII/CSL Levis Commons”) to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 101 independent living units and 45 assisted living units and is expected to open in the first quarter of 2009. As of December 31, 2007 the Company had made capital contributions of $0.2 million to the joint venture. In addition, the Company earned $22,000 in development fees from SHPIII/CSL Levis Commons during fiscal 2007.

BRE/CSL

In December 2001, the Company formed three joint ventures (collectively “BRE/CSL”) with Blackstone Real Estate Advisors (“Blackstone”) and the joint ventures are owned 90% by Blackstone and 10% by the Company. BRE/CSL previously owned six senior living communities. The Company managed the six communities owned by BRE/CSL under long-term management contracts. In September 2005, Ventas acquired the six communities owned by BRE/CSL and the Company entered into a series of lease agreements whereby the Company leases the six communities from Ventas. In March 2007, the Company received a final distribution from BRE/CSL of $0.4 million relating to the sale of six communities owned by BRE/CSL to Ventas. This distribution resulted in the recognition of an additional gain of $0.4 million, which has been deferred and is being amortized in the Company’s statement of operations over the remaining initial lease term.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Facility Lease Transactions

The Company currently leases 24 communities with certain real estate investment trusts (“REITs”) and accounts for each of the leases as an operating lease. The lease terms are generally for ten years with renewal options for 10-20 years at the Company’s option. Under these agreements the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. The following table further describes each of the lease agreements (dollars in millions):

						Lease	Deferred
		Number of	Value of		Initial	Acquisition	Gains/Lease
Landlord	Date of Lease	Communities	Transaction	Term	Lease Rate(1)	Costs(2)	Concession(3)

Ventas	September 30, 2005	6	$84.6	10 years (Two five-year renewals)	8%	$1.3	$4.6
Ventas	October 18, 2005	1	19.5	10 years (Two five-year renewals)	8%	0.2	—
Ventas	March 31,2006	1	29.0	10 years (Two five-year renewals)	8%	0.1	14.3
Ventas	June 8, 2006	1	19.1	9.5 years (Two five-year renewals)	8%	0.4	—
HCP	May 1, 2006	3	54.0	10 years (Two ten-year renewals)	8%	0.2	12.8
HCP	May 31, 2006	6	43.0	10 years (Two ten-year renewals)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	10 years (Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	10 years (Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	10 years (Two ten-year renewals)	7.25%	0.1	—

Subtotal						3.5	32.3
Accumulated amortization						0.6	—
Accumulated deferred gain recognized						—	5.9

Net lease acquisition costs/deferred gains as of December 31, 2007						$2.9	$26.4

(1)	Initial lease rates are subject to conditional lease escalation provisions as set forth in each lease agreement.

(2)	Lease acquisition costs are being amortized over the leases’ initial term.

(3)	Deferred gains of $31.7 million are being recognized in the Company’s statement of operations as gain on sale of assets over the leases’ initial term. Lease concessions of $0.6 million, which relates only to the HCP transaction on May 31, 2007, is being recognized in the Company’s statement of operations as facility rent expense over the leases’ initial term.

In April 2007, HCP, Inc. (“HCP”) acquired a senior living community in Cedar Hill, Texas (“Crescent Place”), which was previously owned by the Covenant Group of Texas, Inc. (“Covenant”) and managed by the Company, in a transaction valued at approximately $8.0 million and immediately leased Crescent Place to the Company. In connection with this transaction, the Company’s previous management agreement with Covenant was terminated.

6.	Acquisitions/Disposition

In June 2006, the Company acquired Meadow View from Covenant and classified Meadow View as held for sale at June 30, 2006 and estimated at that time that the community had an aggregate fair value, net of costs of

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disposal, of $2.4 million. In July 2006, the Company sold Meadow View to an unrelated third party for $2.6 million, resulting in net proceeds to the Company of approximately $2.4 million.

7.	Property and Equipment

Property and equipment consists of the following (in thousands):

		December 31,
	Asset Lives	2007	2006

Land		$17,981	$18,504
Land improvements	5 to 20 years	936	782
Buildings and building improvements	10 to 40 years	324,435	322,064
Furniture and equipment	5 to 10 years	11,767	11,219
Automobiles	5 to 7 years	553	397
Leasehold improvements	(1)	7,752	3,217
Construction in progress	(2)	1,606	790

		365,030	356,973
Less accumulated depreciation		54,588	43,404

Property and equipment, net		$310,442	$313,569

(1)	Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining lease term.

(2)	Construction in progress in fiscal 2007 includes $1.6 million of capitalized computer software development costs.

8.	Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2007	2006

Deferred loan costs	$2,801	$2,884
Deferred lease costs	2,887	3,055
Security and other deposits	10,137	10,980
Other	629	208

	$16,454	$17,127

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2007	2006

Accrued salaries, bonuses and related expenses	$3,957	$3,715
Accrued property taxes	5,436	4,609
Accrued interest	1,002	1,015
Accrued health claims	946	744
Other	1,441	1,141

	$12,782	$11,224

10.	Notes Payable

Notes payable consists of the following (in thousands):

						Notes Payable
	Monthly	Net Book Value	Interest			December 31,
Lender	Payment	of Collateral(3)	Rate		Maturity Date	2007	2006

Freddie Mac	$735	$139,144	6.29%		July 2015	$107,468	$109,291
Capmark	242	46,274	5.46		August 2015	37,397	38,177
Fannie Mae	178	35,479	5.91		May 2017	29,835	—
Freddie Mac	46	8,804	5.75		March 2017	9,500	—
Lehman	44	7,135	8.20		September 2009	4,872	4,989
Lehman(1)	—	—	5.70		November 2008	3,323	3,139
Insurance Financing	464	—	5.60		April 2008	1,833	1,457
Insurance Financing	55	—	5.50		October 2008	540	—
Capmark	—	—	8.00		June 2009	—	32,824
Fannie Mae	—	—	7.08		January 2010	—	1,665
Fannie Mae	—	—	7.69		January 2008	—	5,317
KeyBank	—	—	7.88		January 2011	—	4,977
Covenant Group of
Texas, Inc.(2)	—	—	5.70		August 2009	—	921

	$1,764		6.07	%(4)		194,768	202,757

Less current portion						9,035	6,110

						$185,733	$196,647

(1)	Acquisition financing bearing no interest (discounted at 5.7%). The note will be deemed paid in full under any of the following three conditions: 1) the Company makes a payment of $3.5 million before November 29, 2008; 2) the Company makes a payment of $4.3 million before November 29, 2009; or 3) the Company makes a payment of $5.0 million before November 29, 2010. The Company expects to repay the note on or before November 29, 2008 and therefore recorded the note at $2.8 million (face amount $3.5 million discounted at 5.7%).

(2)	Acquisition financing bearing no interest (discounted 5.7%) and payable in two installment of $0.5 million and $0.7 million on August 18, 2007 and 2009, respectively. During fiscal 2007, Covenant executed an amendment

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the stock purchase agreement releasing the Company from any future obligations under the Company’s note payable to Covenant. As a result the Company recognized management services revenue of approximately $0.9 million during fiscal 2007.

(3)	The 25 facilities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements.

(4)	Weighted average interest rate on current debt outstanding.

The aggregate maturities of notes payable at December 31, 2007, are as follows (in thousands):

2007	$9,035
2008	8,304
2009	3,843
2010	4,084
2011	4,311
Thereafter	165,191

$194,768

The Company’s second installment on its note payable to Covenant, which was due on August 15, 2007, was reduced by $0.4 million pursuant to the terms of the stock purchase agreement, resulting in no amount due to Covenant and a reduction in the Company’s note payable to Covenant of approximately $0.3 million, which was reflected as management services revenue in the Company’s consolidated statement of operations. In addition, under the terms of the purchase agreement, the Company had the right to recapture certain contingent payments made to Covenant if the Company did not receive the required minimum management services revenue set forth in the stock purchase agreement. As a result of these provisions, during the third quarter of fiscal 2007, the Company recorded a receivable and management services revenue of approximately $0.4 million. During the fourth quarter of fiscal 2007, Covenant paid this receivable and executed an amendment to the stock purchase agreement releasing the Company from any future obligations under the Company’s note payable to Covenant. As a result the Company recognized additional management services revenue of approximately $0.6 million in the fourth quarter of fiscal 2007. The total amount recognized in fiscal 2007 as management services revenue was $1.3 million.

On October 31, 2007, the Company renewed certain insurance policies and entered into a finance agreement totaling $0.6 million. The finance agreement has a fixed interest rate of 5.50% with principal being repaid over an 11-month term.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On March 15, 2007, the Company issued three standby letters of credit, totaling $2.2 million, for the benefit of HCP on certain leases between HCP and the Company. The fees on the letters of credit are based on 2.0% of the issued amount.

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

Effective January 31, 2005, the Company entered into interest rate cap agreements with two commercial banks to reduce the impact of increases in interest rates on the Company’s variable rate loans. One interest rate cap agreement effectively limited the interest rate exposure on $100 million notional amount to a maximum LIBOR of 5%, as long as one-month LIBOR was less than 7%. If one-month LIBOR was greater than 7%, the agreement effectively limited the interest rate on the same $100 million notional amount to a maximum LIBOR of 7%. In March 2006, the Company sold $67 million of the notional amount of this interest rate cap and as a result received $0.3 million in cash and recorded a gain on sale of $0.1 million. The remaining balance of the interest rate cap was sold in May 2007, resulting in net proceeds of $0.1 million and a gain on sale of approximately $28,000. During fiscal 2007 and 2006, the Company received $37,000 and $0.1 million under the terms of this interest rate cap agreement and recorded the amount received as a reduction in interest expense. The second interest cap agreement effectively limited the interest rate exposure on a $50 million notional amount to a maximum LIBOR of 5% and expired on January 31, 2006. The Company paid $0.4 million for the interest rate caps and the costs of these agreements were being amortized to interest expense over the life of the agreements.

The Company used interest rate lock and interest rate swap agreements for purposes other than trading. The Company was party to interest rate lock agreements, which were used to hedge the risk that the costs of future issuance of debt may be adversely affected by changes in interest rates. Under the interest rate lock agreements, the Company agreed to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional principal amount of indebtedness based on the locked rate at the date when the agreement was established and the yield of a United States Government 10-Year Treasury Note on the settlement date of January 3, 2006. The notional amounts of the agreements were not exchanged. These interest rate lock agreements were entered into with a major financial institution in order to minimize counterparty credit risk. The locked rates ranged from 7.5% to 9.1%. The Company reflected the interest rate lock agreements at fair value in the Company’s consolidated balance sheet (Other long-term liabilities) and related gains and losses were recognized in the consolidated statements of operations. The Company recognized a loss of $0.6 million during fiscal 2005 relating to the interest rate lock agreements. The Company settled the interest rate lock liability on January 3, 2006 by paying $1.8 million in cash and converting the remaining balance of $5.7 million to a five-year note. The note bore interest at LIBOR plus 250 with principal amortized over a seven year term. In January 2007, the Company paid $5.0 million to KeyBank to repay the note.

In connection with the Company’s loan commitments described above, the Company incurred $0.9 million and $3.1 million in fiscal 2007 and 2006, respectively, in financing charges that were deferred and amortized over the life of the notes. At December 31, 2007 and 2006, the Company had gross deferred loan cost of $3.4 million.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated amortization was $0.6 million and $0.5 million at December 31, 2007 and 2006, respectively. Amortization expense is expected to be $0.3 million in each of fiscal 2008, 2009, 2010 2011 and 2012. In connection with the refinancings and the repayment of notes, the Company wrote-off $0.5 million and $1.9 million in deferred loan cost in fiscal 2007 and 2006, respectively.

The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of the notes. The Company was in compliance with all of its debt covenants at December 31, 2007 and 2006.

11.	Equity

The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Board without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of December 31, 2007 and 2006.

12.	Stock-Based Compensation

On May 8, 2007, the Company’s shareholders approved the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation which provides for, among other things, the grant of restricted stock awards and stock options to purchase shares of the Company’s common stock. The 2007 Plan authorizes the Company to issue up to 2.6 million shares of common stock and the Company has reserved 2.5 million shares of common stock for future issuance pursuant to awards under the 2007 Plan. Effective May 8, 2007, the 1997 Omnibus Stock and Incentive Plan was terminated and no additional shares will be granted under the 1997 Plan. The Company has reserved 0.9 million shares of common stock for future issuance upon the exercise of outstanding stock options pursuant to the 1997 Plan.

Stock Options

The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for employees, officers and directors and to align stockholder and employee interest. The Company’s options generally vest over one to five years and the related expense is amortized on a straight-line basis over the vesting period.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2007, 2006 and 2005 is presented below:

	Outstanding at
	Beginning of				Outstanding	Options
	Year	Granted	Exercised	Forfeited	End of Year	Exercisable

December 31, 2007
Shares	1,026,682	—	81,348	8,000	937,334	932,334
Weighted average price	$4.80	$—	$4.07	$3.40	$4.87	$4.87
December 31, 2006
Shares	1,109,225	12,000	93,543	1,000	1,026,682	995,182
Weighted average price	$4.69	$10.97	$4.27	$2.73	$4.80	$4.73
December 31, 2005
Shares	1,306,276	12,000	182,451	26,600	1,109,225	1,047,725
Weighted average price	$4.57	$5.90	$3.95	$4.51	$4.69	$4.71

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The options outstanding and the options exercisable at December 31, 2007 had an intrinsic value of $4.8 million and $4.7 million, respectively. The fair value of the 18,500 shares, 41,000 shares and 206,126 shares that vested in fiscal 2007, 2006 and 2005 was $0.2 million, $0.2 million and $1.1 million, respectively.

The following table summarizes information relating to the Company’s options outstanding and options exercisable as of December 31, 2007.

	Options Outstanding			Options Exercisable
	Number	Weighted Average		Number
	Outstanding at	Remaining	Weighted Average	Exercisable at	Weighted Average
Range of Exercise Prices	12/31/07	Contractual Life	Exercise Price	12/31/07	Exercise Price

$1.80 to $2.73	216,224	3.72	$1.81	216,224	$1.81
$3.02 to $4.85	235,230	2.63	$3.68	233,230	$3.68
$5.30 to $10.97	485,880	4.70	$6.81	482,880	$6.82

$1.80 to $10.97	937,334	3.95	$4.87	932,334	$4.87

Restricted Stock

The Company can grant restricted stock to its employees and directors under its incentive stock plan. Restricted stock granted generally vest over a period of three and one-half to four years but are considered outstanding at the time of grant, as the stockholders are entitled to dividends and voting rights.

A summary of the Company’s restricted common stock awards activity and related information for the year ended December 31, 2007, is presented below:

	Outstanding at
	Beginning of				Outstanding
	Year	Issued	Vested	Forfeited	End of Year

December 31, 2007
Shares	283,445	113,000	117,857	21,730	256,858
December 31, 2006
Shares	356,750	54,000	113,305	14,000	283,445
December 31, 2005
Shares	—	358,750	—	2,000	356,750

The restricted stock outstanding at December 31, 2007 and 2006 had an intrinsic value of $2.6 million and $2.9 million, respectively.

During fiscal 2007, the Company awarded 113,000 shares of restricted common stock to certain employees of the Company. The average market value of the common stock on the date of grant was $10.21. These awards of restricted shares vest over a four-year period and had an intrinsic value of $1.2 million on the date of issue.

Stock Based Compensation

Effective July 1, 2005, the Company early adopted FAS 123R, which requires all share-based payments to employees, including grants of employee stock options and awards of restricted stock pursuant to the Company’s 2007 Plan and 1997 Plan, to be recognized in the statement of operations based on their fair values. The Company adopted FAS 123R using the modified prospective method. Under the modified prospective method the Company recognized compensation expense for new share-based awards and recognized compensation expense for the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. The Company has not adjusted prior period financial statements under the modified prospective method. Prior to July 1, 2005, the Company accounted for share-based payments under the principles of APB No. 25 and related Interpretations.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the effect on net income (loss) and income (loss) per share as if the fair value method had been applied to all outstanding awards in fiscal 2007, 2006 and 2005. The information for fiscal 2007 and 2006 is provided in the table for purposes of comparability (in thousands, except per share amounts):

	Year Ended December 31,
	2007	2006	2005

Net income (loss) as reported	$4,360	$(2,600)	$(5,354)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	585	645	160
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(585)	(645)	(776)

Pro forma net income (loss)	$4,360	$(2,600)	$(5,970)

Net income (loss) per share — basic
As reported	$0.17	$(0.10)	$(0.21)

Pro forma	$0.17	$(0.10)	$(0.23)

Net income (loss) per share — diluted
As reported	$0.16	$(0.10)	$(0.21)

Pro forma	$0.16	$(0.10)	$(0.23)

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

The following table presents the Company’s assumptions utilized to estimate the grant date fair value of stock options (no stock options have been granted during fiscal 2007):

	Year Ended December 31,
	2007	2006	2005

Expected volatility	—	50.8%	52.4%
Expected dividend yield	—	0%	0%
Expected term in years	—	7.5	7.5
Risk free rate	—	5.1%	4.3%
Expected forfeiture rate	—	2.0%	8.0%

On February 10, 2005, the Company’s Compensation Committee of the Board of Directors accelerated the vesting on 151,976 unvested stock options, with an option price of $6.30, awarded to officers and employees. These options were originally scheduled to vest in December 2005. The market price of the Company’s common stock at

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the close of business on February 10, 2005 was $5.61. The Compensation Committee’s decision to accelerate the vesting of these options was in response to FASB’s issuance of FAS 123R. By accelerating the vesting of these options, the Company was not required to recognize any compensation expense related to these options in its statement of operations.

The Company has total stock-based compensation expense of $1.8 million not recognized as of December 31, 2007 and expects this expense to be recognized over approximately a four-year period.

13.	Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005

Current:
Federal	$(81)	$5,099	$(178)
State	871	1,304	513
Deferred:
Federal	3,351	(6,171)	(2,547)
State	(1,051)	(1,141)	(61)

	$3,090	$(909)	$(2,273)

The provision (benefit) for income taxes differed from the amounts of income tax provision (benefit) determined by applying the U.S. federal statutory income tax rate to income (loss) before provision (benefit) for income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005

Tax provision (benefit) at federal statutory rates	$2,533	$(1,193)	$(2,593)
State income tax (benefit) expense, net of federal effects	(119)	107	(426)
Federal and state income tax return true up	667	178	526
Other	9	(1)	220

	$3,090	$(909)	$(2,273)

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s deferred tax assets and liabilities, are as follows (in thousands):

	December 31,
	2007	2006

Deferred tax assets:
Deferred gain on sale/leaseback transaction	$10,442	$11,025
Depreciation and amortization	2,660	5,529
Net operating loss carryforward (expiring up to 2026)	923	634
Compensation costs	1,393	644
Investment in partnerships	2,178	1,752
Other	553	1,470

Total deferred tax assets	18,149	21,054
Deferred tax liabilities:
Triad partnership interest	4,311	4,887
Other	18	47

Total deferred tax liabilities	4,329	4,934

Total deferred tax assets, net	$13,820	$16,120

Current deferred tax assets, net	$996	$672
Long-term deferred tax assets, net	12,824	15,448

Total deferred tax assets, net	$13,820	$16,120

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management evaluated the future realization of deferred tax assets. Based on such evaluation, the Company believes that the realization of the net deferred tax asset is reasonably assured and therefore has not provided for a valuation allowance.

As of December 31, 2007, the Company had no federal net operating loss carryforwards. The Company has state operating loss carryforwards of $22.2 million, and a related deferred tax asset of $0.9 million.

The Company adopted the provisions of FIN 48 on January 1, 2007 and its adoption did not have a material effect on the Company’s operations or financial position.

The Company is generally no longer subject to federal and state tax audits for years before 2003.

14.	Employee Benefit Plans

The Company has a 401(k) salary deferral plan (the “Plan”) in which all employees of the Company meeting minimum service and age requirements are eligible to participate. Contributions to the Plan are in the form of employee salary deferrals, which are subject to employer matching contributions of up to 2% of the employee’s annual salary. The Company’s contributions are funded semi-monthly to the Plan administrator. Matching contributions of $0.4 million, $0.3 million and $0.3 million were contributed to the Plan in 2007, 2006 and 2005, respectively. The Company incurred administrative expenses related to the Plan of $10,800, $10,250 and $10,000 in 2007, 2006 and 2005, respectively.

15.	Contingencies

In April 2005, the Company filed a claim before the American Arbitration Association in Dallas, Texas against a former brokerage consultant and her company (collectively, “Respondents”) for (1) a declaratory judgment that it

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

16.	Fair Value of Financial Instruments

The carrying amounts and fair values of financial instruments at December 31, 2007 and 2006 are as follows (in thousands):

	2007		2006
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$23,359	$23,359	$25,569	$25,569
Notes payable	194,768	192,932	202,757	183,124

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Investments in Joint Ventures

The investments in joint ventures consist of the following (in thousands):

	December 31,
	2007	2006

Midwest I member interest	$2,656	$2,784
Midwest II member interest	1,083	1,249
SHPII/CSL member interests	1,211	1,220
SHPIII/CSL Miami member interest	758	—
SHPIII/CSL Richmond Heights member interest	250	—
SHPIII/CSL Levis Commons member interest	241	—

	$6,199	$5,253

Midwest I:  In January 2006, the Company announced the formation of a joint venture, Midwest I with GE Healthcare to acquire five senior housing communities from a third party. Midwest I is owned approximately 89% by GE Healthcare and 11% by the Company. The Company contributed $2.7 million for its interests in Midwest I. Midwest I paid approximately $46.9 million for the five communities. The five communities comprise 293 assisted living units with a resident capacity of 389. Effective as of February 1, 2006, Midwest I acquired four of the five communities and on March 31, 2006, Midwest I closed on the fifth community. The Company manages the five acquired communities under long-term management agreements with Midwest I. The Company accounts for its investment in Midwest I under the equity method of accounting and the Company recognized a earnings in the equity of Midwest I of $8,000 compared to a loss in the equity of Midwest I of $9,000 in fiscal 2006. The Company earned $0.5 million and $0.4 million in management fees on the Midwest I communities in fiscal 2007 and 2006, respectively.

Midwest II:  In August 2006, the Company announced the formation of a joint venture, Midwest II, with GE Healthcare to acquire three senior housing communities from a third party. Midwest II is owned approximately 85% by GE Healthcare and 15% by the Company. The Company has contributed $1.5 million for its interests in Midwest II. Midwest II paid approximately $38.2 million for the three communities. The three communities comprise 300 assisted living units with a resident capacity of 319. On August 11, 2006, Midwest II acquired the three senior living communities. The Company manages the three acquired communities under long-term management agreements with Midwest II. The Company accounts for its investment in Midwest II under the equity method of accounting and the Company recognized a loss in the equity of Midwest II of $0.3 million and $0.1 million in fiscal 2007 and 2006, respectively. The Company earned $0.5 million and $0.2 million in management fees on the Midwest II communities in fiscal 2007 and 2006, respectively.

SHPII/CSL:  In November 2004, the Company formed SHPII/CSL with SHPII. Effective as of November 30, 2004, SHPII/CSL acquired the Spring Meadows Communities which have a combined capacity of 698 residents. In connection with this acquisition the Company contributed $1.3 million to SHPII/CSL for its 5% interest. The Company manages the Spring Meadows Communities under long-term management contracts with SHPII/CSL. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.3 million, $0.1 million and $0.2 million in fiscal 2007, 2006 and 2005, respectively. The Company earned $1.2 million, $1.1 million and $1.0 million in management fees on the SHPII/CSL communities in fiscal 2007, 2006 and 2005, respectively.

SHPIII/CSL Miami:  In May 2007, the Company and SHPIII entered into SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 101 independent living units and 45 assisted living units and is expected to open in the second or third quarter of 2008. As of December 31, 2007 the Company had made capital contributions of $0.8 million to SHPIII/

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CSL Miami. In addition, the Company earned $0.7 million in development fees from SHPIII/CSL Miami during fiscal 2007.

SHPIII/CSL Richmond Heights:  In November 2007, the Company and SHPIII entered into SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 97 independent living units and 45 assisted living units and is expected to open in the first quarter of 2009. As of December 31, 2007 the Company had made capital contributions of $0.3 million to SHPIII/CSL Richmond Heights. In addition, the Company earned $0.1 million in development fees from SHPIII/CSL Richmond Heights during fiscal 2007.

SHPIII/CSL Levis Commons:  In December 2007, the Company and SHPIII entered into SHPIII/CSL Levis Commons to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 101 independent living units and 45 assisted living units and is expected to open in the first quarter of 2009. As of December 31, 2007 the Company had made capital contributions of $0.2 million to SHPIII/CSL Levis Commons. In addition, the Company earned $22,000 in development fees from SHPIII/CSL Levis Commons during fiscal 2007.

18.	Allowance for Doubtful Accounts

The components of the allowance for doubtful accounts and notes receivable are as follows (in thousands):

	December 31,
	2007	2006	2005

Balance at beginning of year	$807	$769	$717
Provision for bad debts	330	121	258
Write-offs and other	(94)	(84)	(209)
Recoveries	—	1	3

Balance at end of year	$1,043	$807	$769

19.	Leases

The Company currently leases 24 senior living communities with certain real estate investment trusts (“REITs”). The lease terms are generally for ten years with renewal options for 10-20 years at the Company’s option. Under these lease agreements the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes.

The Ventas Lease Agreements, which cover nine senior living facilities, each have an initial term of approximately ten years, with two five year renewal extensions available at the Company’s option. The initial lease rate under each of the Ventas Lease Agreements was 8% and is subject to certain conditional escalation clauses which will be recognized when estimatable or incurred. The initial term on each of the leases expires in October 2015. The Company incurred $2.0 million in lease acquisition costs related to the Ventas Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10 year lease term and are included in facility lease expense in the Company’s statement of operations. The Company accounts for each of the Ventas Lease Agreements as operating leases.

The HCP Lease Agreements, which cover 15 senior living facilities, each have an initial term of ten years, with two ten year renewal extensions available at the Company’s option. The initial lease rate under the HCP Lease Agreements range from 7.25% to 8% and are subject to certain conditional escalation clauses which will be recognized when estimatable or incurred. The initial terms on the HCP Lease Agreements expire on various dates through December 2017. The Company incurred $1.5 million in lease acquisition costs related to the HCP Lease

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreements. These deferred lease acquisition costs are being amortized over the initial 10 year lease terms and are included in facility lease expense in the Company’s statement of operations. The Company accounts for each of the HCP Lease Agreements as operating leases.

At December 31, 2007 and 2006, the Company had gross deferred lease costs of $3.5 million and $3.3 million, respectively. Accumulated amortization at December 31, 2007 and 2006 was $0.6 million and $0.3 million, respectively. Amortization expense is expected to be $0.3 million in each of the next five fiscal years.

In addition, the Company leases its corporate headquarters in Dallas, Texas, an office in New York City and various lease contracts for a duration of 5 years or less on autos, buses and office equipment. The lease on the Company headquarters expires in February 2013. The Company incurred $27.5 million, $17.1 million and $2.6 million in lease expense during fiscal 2007, 2006 and 2005, respectively. Future commitments as of December 31, 2007 are as follows (in thousands):

2008	$27,516
2009	27,582
2010	27,528
2011	27,514
2012	27,502
Thereafter	86,321

$223,963

20.	Subsequent Events

In February 2008, Ventas acquired a senior living community located in Keller, Texas (“Whitley Place”) in a transaction valued at approximately $5.0 million and immediately leased Whitley Place to the Company. Whitley Place is comprised of 47 assisted living units with a resident capacity of 65. The lease is for a ten-year term with two five-year renewals options. The initial lease rate was 7.75 percent and is subject to conditional escalation provisions.

In February 2008, the Company sold a parcel of land in Carmichael, California for $1.2 million, resulting in net proceeds of approximately $1.1 and a gain on sale of approximately $0.7 million. This land was classified as held for sale at December 31, 2007.

In February 2008, the Company sold a parcel of land in Lincoln, Nebraska for approximately $0.2 million, resulting in net proceeds of $0.2 million and a nominal gain. While the Company was not marketing this parcel of land for sale, the Company received an offer on the parcel of land and subsequent to year end sold the land parcel.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Capital Senior Living Corporation

We have audited Capital Senior Living Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Capital Senior Living Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Capital Senior Living Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital Senior Living Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007, and our report dated March 10, 2008, expressed an unqualified opinion thereon.

Ernst & Young LLP

Dallas, Texas
March 10, 2008

INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

Exhibit
Number			Description

*3	.1	—	Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.1)
(c)3	.1.1	—	Amendment to Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.1)
*3	.2	—	Amended and Restated Bylaws of the Registrant (Exhibit 3.2)
(c)3	.2.1	—	Amendments to Amended and Restated Bylaws of the Registrant (Exhibit 3.2)
(p)3	.2.2	—	Amendment No. 2 to Amended and Restated Bylaws of the Registrant (Exhibit 3.2.2)
(t) 4.1		—	Rights Agreement, dated as of March 9, 2000, between Capital Senior Living Corporation and ChaseMellon Shareholder Services, L.L.C., which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock, $.01 par value, as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights as Exhibit C (Exhibit 4.1)
4.2		—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock, $.01 par value (included as Exhibit A to the Rights Agreement, which is Exhibit 4.1 hereto)
4.3		—	Form of Right Certificate (included as Exhibit B to the Rights Agreement, which is Exhibit 4.1 hereto)
4.4		—	Form of Summary of Rights (included as Exhibit C to the Rights Agreement, which is Exhibit 4.1 hereto)
4.5		—	Specimen of legend to be placed, pursuant to Section 3(c) of the Rights Agreement, on all new Common Stock certificates issued after March 20, 2000 and prior to the Distribution Date upon transfer, exchange or new issuance (included in Section 3(c) of the Rights Agreement, which is Exhibit 4.1 hereto)
(h)10	.1	—	1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation, as amended (Exhibit 4.1)
(h)10	.1.1	—	Form of Stock Option Agreement (Exhibit 4.2)
*10	.2	—	Amended and Restated Employment Agreement, dated as of May 7, 1997, by and between Capital Senior Living, Inc. and James A. Stroud (Exhibit 10.10)
*10	.3	—	Employment Agreement, dated as of November 1, 1996, by and between Capital Senior Living Corporation and Lawrence A. Cohen (Exhibit 10.11)
*10	.4	—	Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and David R. Brickman (Exhibit 10.12)
*10	.5	—	Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and Keith N. Johannessen (Exhibit 10.13)
*10	.6	—	Engagement Letter, dated as of June 30, 1997, by and between Lehman Brothers Holdings Inc. d/b/a Lehman Capital, A Division of Lehman Brothers Holdings Inc. and Capital Senior Living Corporation (Exhibit 10.14)
(a)10	.7	—	Multifamily Note, dated December 4, 1997, of Gramercy Hill Enterprises in favor of Washington Mortgage Financial Group, Ltd. (Exhibit 2.5)
(a)10	.8	—	Multifamily Deed of Trust, dated December 4, 1997, among Gramercy Hill Enterprises, Ticor Title Insurance Company and Washington Mortgage Financial Group, Inc. (Exhibit 2.6)
(a)10	.9	—	Multifamily Note, dated October 28, 1998, of Capital Senior Living Properties 2-Gramercy, Inc. in favor of WMF Washington Mortgage Corp. (Exhibit 2.7)
(a)10	.10	—	Multifamily Deed of Trust, Assignment of Rents and Security Agreement, dated October 28, 1998, among Capital Senior Living Properties 2-Gramercy, Inc., Chicago Title Insurance Company and WMF Washington Mortgage Corp. (Exhibit 2.8)
(b)10	.11	—	Employment Agreement, dated as of December 10, 1996, by and between Capital Senior Living, Inc. and Rob L. Goodpaster (Exhibit 10.50)
(b)10	.12	—	Form of Management Agreement by and between Capital Senior Living, Inc. and applicable Triad Entity (Exhibit 10.55)

Exhibit
Number			Description

(b)10	.13	—	Agreement of Limited Partnership of Triad Senior Living II, L.P. dated September 23, 1998 (Exhibit 10.57)
(b)10	.14	—	Agreement of Limited Partnership of Triad Senior Living III, L.P. dated November 10, 1998 (Exhibit 10.58)
(b)10	.15	—	Agreement of Limited Partnership of Triad Senior Living IV, L.P. dated December 22, 1998 (Exhibit 10.59)
(c)10	.16	—	First Amendment to Amended and Restated Employment Agreement of James A. Stroud, dated March 22, 1999, by and between James A. Stroud and Capital Senior Living Corporation (Exhibit 10.2)
(c)10	.17	—	Second Amendment to Amended and Restated Employment Agreement of James A. Stroud, dated May 31, 1999, by and between James A. Stroud and Capital Senior Living Corporation (Exhibit 10.3)
(c)10	.18	—	Employment Agreement, dated May 26, 1999, by and between Lawrence A. Cohen and Capital Senior Living Corporation (Exhibit 10.4)
(d)10	.19	—	Agreement and Plan of Merger, dated February 7, 1999, by and among Capital Senior Living Corporation, Capital Senior Living Acquisition, LLC, Capital Senior Living Trust I and ILM Senior Living, Inc. (Exhibit 99.1)
(e)10	.20	—	Agreement and Plan of Merger, dated February 7, 1999, by and among Capital Senior Living Corporation, Capital Senior Living Acquisition, LLC, Capital Senior Living Trust I and ILM II Senior Living, Inc. (Exhibit 99.1)
(f)10	.21	—	Amended and Restated Agreement and Plan of Merger, dated October 19, 1999, by and among Capital Senior Living Corporation, Capital Senior Living Acquisition, LLC and ILM Senior Living, Inc. (Exhibit 1)
(g)10	.22	—	Amended and Restated Agreement and Plan of Merger, dated October 19, 1999, by and among Capital Senior Living Corporation, Capital Senior Living Acquisition, LLC and ILM II Senior Living, Inc. (Exhibit 1)
(i)10	.23	—	Employment Agreement, dated May 25, 1999, by and between Ralph A. Beattie and Capital Senior Living Corporation (Exhibit 10.76)
(i)10	.24	—	Consulting/Severance Agreement, dated May 20, 1999, by and between Jeffrey L. Beck and Capital Senior Living Corporation (Exhibit 10.77)
(i)10	.25	—	Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, L.P. (Exhibit 10.78)
(o)10	.25.1	—	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, LP. (Exhibit 10.105)
(j)10	.26	—	First Amendment to Triad II Partnership Agreement (Exhibit 10.4)
(j)10	.27	—	Assignment of Note, Liens and Other Loan Documents between Fleet National Bank and CSLI (Exhibit 10.6)
(k)10	.28	—	Second Amendment to Amended and Restated Agreement and Plan of Merger, dated November 28, 2000 (Exhibit 10.1)
(k)10	.29	—	First Amendment to Agreement, dated November 28, 2000 (Exhibit 10.2)
(l)10	.30	—	Assignment of Partnership Interest, dated as of October 1, 2000, by and between Capital Senior Living Properties, Inc., a Texas corporation, and Triad Senior Living, Inc., a Texas limited partnership (Exhibit 10.87)
(l)10	.31	—	Assignment of Partnership Interest, dated as of October 1, 2000, by and between Capital Senior Living Properties, Inc., a Texas corporation, and Triad Senior Living II, L.P., a Texas limited partnership (Exhibit 10.88)
(l)10	.32	—	Assignment of Partnership Interest, dated as of October 1, 2000, by and between Capital Senior Living Properties, Inc., a Texas corporation, and Triad Senior Living III, L.P., a Texas limited partnership (Exhibit 10.89)
(l)10	.33	—	Assignment of Partnership Interest, dated as of October 1, 2000, by and between Capital Senior Living Properties, Inc., a Texas corporation, and Triad Senior Living IV, L.P., a Texas limited partnership (Exhibit 10.90)

Exhibit
Number			Description

(l)10	.34	—	Assignment of Partnership Interest, dated as of October 1, 2000, by and between Capital Senior Living Properties, Inc., a Texas corporation, and Triad Senior Living V, L.P., a Texas limited partnership (Exhibit 10.91)
(m)10	.35	—	BRE/CSL LLC Agreement (Exhibit 10.92)
(m)10	.36	—	BRE/CSL Management Agreement (Amberleigh) (Exhibit 10.93)
(m)10	.37	—	Third Amendment to Amended and Restated Employment Agreement of James A. Stroud, dated November 8, 2000, by and between James A. Stroud and Capital Senior Living Corporation (Exhibit 10.96)
(n)10	.38	—	Amended and Restated Limited Liability Company Agreement of BRE/CSL Portfolio L.L.C., dated as of June 13, 2002 among BRE/CSL Holdings L.L.C., Capital Senior Living A, Inc. and Capital Senior Living Properties, Inc. (Exhibit 10.97)
(o)10	.39	—	Support Agreement dated as of September 11, 2002 by and between Capital Senior Living, Inc., Triad I, Triad II, Triad III, Triad IV and Triad V. (Exhibit 10.102)
(p)10	.40	—	Fourth Amendment to Amended and Restated Employment Agreement of James A. Stroud, dated January 16, 2003 by and between James A. Stroud and Capital Senior Living Corporation (Exhibit 10.105)
(p)10	.41	—	Second Amendment to the Employment Agreement of Lawrence A. Cohen, dated January 27, 2003 by and between Lawrence A. Cohen and Capital Senior Living Corporation (Exhibit 10.106)
(p)10	.42	—	First Amendment to the Employment Agreement of Keith N. Johannessen, dated January 17, 2003 by and between Keith N. Johannessen and Capital Senior Living Corporation (Exhibit 10.107)
(p)10	.43	—	First Amendment to the Employment Agreement of Ralph A. Beattie, dated January 21, 2003 by and between Ralph A. Beattie and Capital Senior Living Corporation (Exhibit 10.108)
(p)10	.44	—	Second Amendment to the Employment Agreement of David R. Brickman, dated January 27, 2003 by and between David R. Brickman and Capital Senior Living Corporation (Exhibit 10.109)
(p)10	.45	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living I, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.110)
(p)10	.45.1	—	Amended and Restated Draw Promissory Note (Fairfield), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.111.1)
(p)10	.45.2	—	Amended and Restated Draw Promissory Note (Oklahoma City), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.111.2)
(p)10	.45.3	—	Amended and Restated Draw Promissory Note (Plano), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.111.3)
(p)10	.46	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living III, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.112)
(p)10	.47	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living IV, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.113)
(p)10	.48	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living V, L.P. in favor of Capital Senior Living Properties, Inc. (Exhibit 10.114)
(p)10	.49	—	Form of Partnership Interest Purchase Agreements, dated as of March 25, 2003, between Capital Senior Living Properties, Inc. and the Triad Entities (with the exception of Triad I), regarding the exercise of the Company’s options to purchase the partnership interests in the Triad Entities (with the exception of Triad I) owned by non-Company parties. (Exhibit 10.115)
(p)10	.50	—	Assignment and Assumption Agreement, dated as of December 20, 2002, among LCOR entities, Capital Senior Living Properties 4, Inc. and owners, regarding 4 Spring Meadows Properties. (Exhibit 10.116)
(q)10	.51	—	BRE/CSL II L.L.C. Limited Liability Company Agreement. (Exhibit 10.2)
(r)10	.52	—	Third Amendment to the Employment Agreement of Lawrence A. Cohen. (Exhibit 10.1)
(s)10	.53	—	Stock Purchase Agreement dated July 30, 2004, by and between Capital Senior Management 1, Inc. and Covenant Group of Texas, Inc. (Exhibit 10.1)
(u)10	.54	—	Amendment to Stock Purchase Agreement, dated August 17, 2004, by and between Covenant Group of Texas, Inc. and Capital Senior Management 1, Inc. (Exhibit 10.1)

Exhibit
Number			Description

(u)10	.55	—	Promissory Note, dated August 18, 2004, by Capital Senior Management 1, Inc. in favor of Covenant Group of Texas, Inc. (Exhibit 10.2)
(u)10	.56	—	Security Agreement, dated as of August 18, 2004, by and between Covenant Group of Texas, Inc. and Capital Senior Management 1, Inc. (Exhibit 10.3)
(u)10	.57.1	—	Right of First Refusal Agreement, dated August 18, 2004, by and between Covenant Place of Abilene, Inc. and Capital Senior Living Acquisition, LLC (Exhibit 10.4.1)
(u)10	.57.2	—	Schedule identifying substantially identical agreements to Exhibit 10.57.1 (Exhibit 10.4.2)
(u)10	.58.1	—	Option to Purchase, dated as of August 18, 2004, by and between Covenant Place of Abilene, Inc. and Capital Senior Living Acquisition, LLC (Exhibit 10.5.1)
(u)10	.58.2	—	Schedule identifying substantially identical agreements to Exhibit 10.58.1 (Exhibit 10.5.2)
(v)10	.59	—	Form of Restricted Stock Award Under the 1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Exhibit 10.1)
(w)10	.60	—	Assignment, dated November 30, 2004, by and between LB Triad Inc. and Capital Senior Living Properties, Inc. (Exhibit 10.97)
(w)10	.61	—	Assignment of Partnership Interest, dated November 30, 2004, by Triad Senior Living, Inc. in favor of Capital Senior Living Properties 5, Inc. (Exhibit 10.98)
(w)10	.62	—	Termination and Mutual Release Agreement, dated as of November 30, 2004, by and between Lehman Brothers Holdings Inc., d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc., LB Triad Inc. and Capital Senior Living Corporation, Capital Senior Living Properties, Inc. and Triad Senior Living I, L.P. (Exhibit 10.99)
(x)10	.63	—	Master Lease Agreement, dated June 30, 2005, between Ventas Amberleigh, LLC and Capital Senior Management 2, Inc. (Exhibit 10.1)
(x)10	.64	—	Schedule identifying substantially identical agreements to Exhibit 10.63 (Exhibit 10.2)
(y)10	.65	—	Loan Agreement, dated July 18, 2005, by Capital Senior Living Peoria, LLC and GMAC Commercial Mortgage Bank (Exhibit 10.1)
(y)10	.66	—	Schedule identifying substantially identical agreements to Exhibit 10.65 (Exhibit 10.2)
(z)10	.67	—	Master Lease Agreement, dated October 18, 2005, between Ventas Georgetowne, LLC and Capital Senior Management 2, Inc. (Exhibit 10.1)
(aa)10	.68	—	Contract of Acquisition, dated as of March 7, 2006, between Health Care Property Investors, Inc. and Capital Senior Living Properties 2 — Crosswood Oaks, Inc., Capital Senior Living Properties 2 — Tesson Heights, Inc. and Capital Senior Living Properties 2 — Veranda Club, Inc. (Exhibit 10.1)
(aa)10	.69	—	Contract of Acquisition, dated as of March 7, 2006, between Texas HCP Holding, L.P. and Capital Senior Living Acquisition, LLC (Exhibit 10.2)
(aa)10	.70	—	Agreement of Purchase and Sale of Real Property, dated March 10, 2006, by and between Covenant Place of Abilene, Inc. and Capital Senior Living Acquisition, LLC (Exhibit 10.3)
(aa)10	.71	—	Schedule identifying substantially identical agreements to Exhibit 10.70 (Exhibit 10.4)
(bb)10	.72	—	Master Lease Agreement, dated May 31, 2006, between subsidiaries of the Company and HCP (Exhibit 10.1)
(bb)10	.73	—	Lease, dated May 31, 2006, between subsidiaries of the Company and HCP regarding the Crosswood Oaks Facility in Citrus Heights, California (Exhibit 10.2)
(bb)10	.74	—	Schedule identifying substantially identical agreements to Exhibit 10.73 (Exhibit 10.3)
(cc)10	.75	—	Multifamily Note, dated June 9, 2006, executed by Triad Senior Living II, L.P. in favor of Capmark. (Exhibit 10.1)
(cc)10	.76	—	Schedule identifying substantially identical agreements to Exhibit 10.75 (Exhibit 10.2)
(cc)10	.77	—	Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing, dated June 9, 2006, by Triad Senior Living II, L.P. to Ed Stout, as trustee, for the benefit of Capmark. (Exhibit 10.3)
(cc)10	.78	—	Schedule identifying substantially identical agreements to Exhibit 10.77. (Exhibit 10.4)

Exhibit
Number			Description

(dd)10	.79	—	Loan Agreement, dated June 20, 2006, by and between Triad Senior Living III, L.P. and Capmark Bank. (Exhibit 10.1)
(ff)10	.80	—	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Exhibit 4.6)
(ff)10	.81	—	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Exhibit 4.7)
(gg)10	.82	—	Multifamily Note dated May 3, 2007 executed by Triad Senior Living III, L.P. in favor of Capmark Bank (Exhibit 10.1)
(gg)10	.83	—	Schedule identifying substantially identical agreements to Exhibit 10.3 (Exhibit 10.2)
(gg)10	.84	—	Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing dated May 3, 2007 by Triad Senior Living III, L.P. in favor of Chicago Title Insurance Company, as trustee for the benefit of Capmark Bank. (Exhibit 10.3)
(gg)10	.85	—	Schedule identifying substantially identical agreements to Exhibit 10.5. (Exhibit 10.4)
(hh)10	.86	—	Asset Purchase Agreement, dated December 21, 2007, by and among the sellers identified therein, Capital Senior Living Acquisition, LLC and Hearthstone Senior Services, L.P. (Exhibit 2.1)
(ee)16	.1	—	Letter from KPMG LLP, dated October 9, 2006, to the Securities and Exchange Commission relating to the change in certifying accountants. (Exhibit 16.1)
(ii)21	.1	—	Subsidiaries of the Company
(ii)23	.1	—	Consent of Ernst & Young LLP
(ii)23	.2	—	Consent of KPMG LLP
(ii)31	.1	—	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
(ii)31	.2	—	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
(ii)32	.1	—	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(ii)32	.2	—	Certification of Ralph A. Beattie pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to exhibit from the Registration Statement No. 333-33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.

(a)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated October 28, 1998, filed by the Company with the Securities and Exchange Commission.

(b)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.

(c)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.

(d)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated February 7, 1999, filed by the Company with the Securities and Exchange Commission.

(e)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated February 7, 1999, filed by the Company with the Securities and Exchange Commission.

(f)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated October 19, 1999, filed by the Company with the Securities and Exchange Commission.

(g)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated October 19, 1999, filed by the Company with the Securities and Exchange Commission.

(h)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Registration Statement on Form S-8, filed on December 3, 1999, by the Company with Securities and Exchange Commission.

(i)	Incorporated by reference to the exhibit shown in parenthesis from the Company’s Annual Report on Form 10-K, dated March 30, 2000, filed by the Company with the Securities and Exchange Commission.

(j)	Incorporated by reference to the exhibit shown in parenthesis from the Company’s Current Report on Form 8-K, dated August 15, 2000, filed by the Company with the Securities and Exchange Commission.

(k)	Incorporated by reference to the exhibit shown in parenthesis from the Company’s Current Report on Form 8-K, dated November 28, 2000, filed by the Company with the Securities and Exchange Commission.

(l)	Incorporated by reference to the exhibit shown in parenthesis from the Company’s Annual Report on Form 10-K, dated March 20, 2001, filed by the Company with the Securities and Exchange Commission.

(m)	Incorporated by reference to the exhibit shown in parenthesis from the Company’s Annual Report on Form 10-K, dated March 26, 2002, filed by the Company with the Securities and Exchange Commission.

(n)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, filed by the Company with the Securities and Exchange Commission.

(o)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed by the Company with the Securities and Exchange Commission.

(p)	Incorporated by reference to the exhibit shown in parenthesis from the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.

(q)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, filed by the Company with the Securities and Exchange Commission.

(r)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed by the Company with the Securities and Exchange Commission.

(s)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed by the Company with the Securities and Exchange Commission.

(t)	Incorporated by reference to the exhibit of corresponding number from the Company’s Current Report on Form 8-K, dated March 9, 2000, filed by the Company with the Securities and Exchange Commission.

(u)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated August 23, 2004, filed by the Company with the Securities and Exchange Commission.

(v)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated February 10, 2005, filed by the Company with the Securities and Exchange Commission.

(w)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

(x)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K/A, dated June 30, 2005, filed by the Company with the Securities and Exchange Commission on July 11, 2005.

(y)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated July 18, 2005, filed by the Company with the Securities and Exchange Commission.

(z)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated October 18, 2005, filed by the Company with the Securities and Exchange Commission.

(aa)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated March 7, 2006, filed by the Company with the Securities and Exchange Commission.

(bb)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.

(cc)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated June 9, 2006, filed by the Company with the Securities and Exchange Commission.

(dd)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated June 20, 2006, filed by the Company with the Securities and Exchange Commission.

(ee)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated October 3, 2006, filed by the Company with the Securities and Exchange Commission.

(ff)	Incorporated by reference to the exhibit shown in parenthesis from the Registration Statement on Form S-8, dated May 31, 2007, filed by the Company with the Securities and Exchange Commission.

(gg)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.

(hh)	Incorporated by reference to the exhibit shown in parentheses from the Company’s Current Report on Form 8-K, dated (hh) December 28, 2007, filed by the Company with the Securities and Exchange Commission.

(ii)	Filed herewith.