Form 10-Q
period 2008-03-31
CAPITAL SENIOR LIVING CORP
filed 2008-05-07
CIK 1043000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
      Large accelerated filer ☐               Accelerated filer ☑                         Non-accelerated filer ☐                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of May 2, 2008, the Registrant had 26,596,819 outstanding shares of its Common Stock, $0.01 par value.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,603	$23,359
Accounts receivable, net	4,112	3,232
Accounts receivable from affiliates	1,238	846
Federal and state income taxes receivable	1,570	2,084
Deferred taxes	844	996
Assets held for sale	354	1,011
Property tax and insurance deposits	6,118	7,860
Prepaid expenses and other	2,619	4,526

Total current assets	41,458	43,914
Property and equipment, net	308,894	310,442
Deferred taxes	12,609	12,824
Investments in limited partnerships	6,848	6,199
Other assets, net	16,778	16,674

Total assets	$386,587	$390,053

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,669	$1,201
Accrued expenses	10,912	13,561
Current portion of notes payable	7,633	9,035
Current portion of deferred income	5,426	5,174
Customer deposits	1,932	2,024

Total current liabilities	27,572	30,995
Deferred income	22,291	23,168
Notes payable, net of current portion	184,848	185,733
Commitments and contingencies Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares — 65,000; issued and outstanding shares 26,597 and 26,596 in 2008 and 2007, respectively	266	266
Additional paid-in capital	129,388	129,159
Retained earnings	22,222	20,732

Total shareholders’ equity	151,876	150,157

Total liabilities and shareholders’ equity	$386,587	$390,053

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Resident and health care revenue	$42,844	$41,305
Unaffiliated management services revenue	42	88
Affiliated management services revenue	1,433	539
Community reimbursement revenue	4,198	4,294

Total revenues	48,517	46,226

Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	26,606	25,385
General and administrative expenses	3,618	3,135
Facility lease expense	6,136	5,720
Stock-based compensation expense	229	251
Depreciation and amortization	3,033	2,745
Community reimbursement expense	4,198	4,294

Total expenses	43,820	41,530

Income from operations	4,697	4,696
Other income (expense):
Interest income	127	151
Interest expense	(3,065)	(3,285)
Gain on sale of properties	600	67
Write-off of deferred loan costs	—	(187)
Other income	53	55

Income before income taxes	2,412	1,497
Provision for income taxes	(922)	(577)

Net income	$1,490	$920

Per share data:
Basic income per share	$0.06	$0.04

Diluted income per share	$0.06	$0.03

Weighted average shares outstanding — basic	26,341	26,149

Weighted average shares outstanding — diluted	26,623	26,636

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2008	2007
Operating Activities
Net income	$1,490	$920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,025	2,733
Amortization	8	12
Amortization of deferred financing charges	84	120
Amortization of deferred lease costs	90	85
Amortization of debt discount	47	44
Deferred income	(575)	(395)
Deferred income taxes	367	(147)
Equity in the earnings of affiliates	(53)	(55)
Gain on sale of properties	(734)	(67)
Provision for bad debts	15	(25)
Write-off of deferred loan costs	—	187
Write-down of assets held for sale	134	—
Stock compensation expense	229	251
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(895)	(2,559)
Accounts receivable from affiliates	(392)	508
Property tax and insurance deposits	1,742	782
Prepaid expenses and other	1,907	(512)
Other assets	(286)	1,685
Accounts payable	468	(765)
Accrued expenses	(2,649)	(2,281)
Federal and state income taxes receivable/payable	514	(286)
Customer deposits	(92)	(117)

Net cash provided by operating activities	4,444	118
Investing Activities
Capital expenditures	(1,671)	(1,442)
Proceeds from sale of assets	1,401	885
Investments in limited partnerships	(596)	(67)

Net cash used in investing activities	(866)	(624)
Financing Activities
Proceeds from notes payable	—	9,500
Repayments of notes payable	(2,334)	(13,854)
Cash proceeds from the issuance of common stock	—	129
Excess tax benefits on stock options exercised	—	65
Deferred financing charges paid	—	(382)

Net cash used in financing activities	(2,334)	(4,542)

Increase (decrease) in cash and cash equivalents	1,244	(5,048)
Cash and cash equivalents at beginning of year	23,359	25,569

Cash and cash equivalents at end of period	$24,603	$20,521

Supplemental Disclosures
Cash paid during the year for:
Interest	$2,932	$3,411

Income taxes	$99	$946

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
1. BASIS OF PRESENTATION
Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior living communities throughout the United States. As of March 31, 2008, the Company operated 64 senior living communities in 23 states with an aggregate capacity of approximately 9,400 residents, including 37 senior living communities which the Company either owned or in which the Company had an ownership interest, 25 senior living communities that the Company leased and two senior living communities it managed for third parties. As of March 31, 2008, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company accounts for significant investments in unconsolidated companies, in which the Company has significant influence, using the equity method of accounting.
The accompanying consolidated balance sheet, as of December 31, 2007, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2007, and the accompanying unaudited consolidated financial statements, as of March 31, 2008 and 2007, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2008.
In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2008, results of operations and cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for the year ending December 31, 2008.
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
Development Guarantees
The Company, on three joint venture developments, has guarantees that the communities will be completed at budgeted costs approved by the joint venture members. These costs include the hard and soft construction costs and operating costs until each community reaches stabilization. The budgeted costs include contingency reserves for potential costs overruns and other unforeseen costs. In addition, each of these joint ventures has entered into a guaranteed fixed price construction contract with the general contractor on each of the developments. The Company would be required to fund these guarantees if the actual development costs incurred by the joint venture exceed the budgeted costs for the development. The terms of these guarantees generally do not provide for a limitation on the maximum potential future payments. The Company has not made any payments under these guarantees and currently does not expect to be required to make any payments under these guarantees.

Assets Held for Sale
Assets are classified as held for sale when the Company has committed to selling the asset and believes that it will be disposed of within one year. The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The fair value of properties are generally determined based on market rates, industry trends and recent comparable sales transactions. The Company had one parcel of land, in Fort Wayne, Indiana, held for sale at March 31, 2008.
In March 2007, the Company sold one parcel of land located in Baton Rouge, Louisiana that had been classified as held for sale. The land parcel sold for $0.5 million, net of closing costs, resulting in a gain on sale of approximately $0.1 million.
In May 2007, the Company sold one parcel of land located in Miami Township, Ohio that had been classified as held for sale to a joint venture (“SHP III/CSL Miami”), which is owned 90% by Senior Housing Partners III LP (“SHP III”), a fund owned by Prudential Real Estate Investors (“Prudential”), and 10% by the Company, for $0.6 million resulting in a loss on sale of approximately $3,000. In addition, during the second quarter of fiscal 2007, management reclassified a parcel of land in Carmichael, California to held for sale. The Company estimated on the date of reclassification that the fair value of the land parcel exceeded its carrying value of $0.5 million. In February 2008, the Company sold the parcel of land located in Carmichael, California for $1.2 million, net of closing costs, resulting in a gain on sale of approximately $0.6 million.
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
During the first quarter of fiscal 2008, the Company recorded a write-down of approximately $0.1 million on the remaining parcel of land, in Fort Wayne, Indiana, held for sale.
The Company estimates that the parcel of land held for sale at March 31, 2008 had an aggregate fair value, net of costs of disposal, that exceeds its carrying value of $0.4 million. The amount that the Company will ultimately realize on the parcel of land could differ materially from this estimate.
Leases Accounting
The Company determines whether to account for its leases as either operating, capital or financing leases depending on the underlying terms of the lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of March 31, 2008, the Company leased 25 communities and classified each of the leases as an operating lease. The Company incurs lease acquisition costs and amortizes these costs over the term of the lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions under the provisions of Financial Accounting Standard No. 98 (“FAS 98”) and as such any related gains have been deferred and are being amortized over the lease term.
Facility lease expense in the Company’s statement of operations includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains.
Financial Instruments
Effective January 31, 2005, the Company entered into an interest rate cap agreement with a commercial bank to reduce the impact of increases in interest rates on the Company’s variable rate loans. The interest rate cap agreement effectively limited the interest rate exposure on the notional amount to a maximum London Interbank Offered Rate (“LIBOR”) of 5%, as long as one-month LIBOR is less than 7%. If one-month LIBOR is greater than 7%, the agreement effectively limited the interest rate on the same notional amount to a maximum LIBOR of 7%. This interest rate cap agreement had a notional amount of $33 million and was sold in May 2007, resulting in net proceeds of $0.1 million and a gain on sale of approximately $28,000. During the three months ended March 31, 2007, the Company received $28,000 under the terms of this interest rate cap agreement and recorded the amount received as a reduction in interest expense. The cost of this agreement was being amortized to interest expense over the life of the agreement.

Income Taxes
The Company accounts for income taxes under the provision of SFAS No. 109, “Accounting for Income Taxes” (“FAS 109”). Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At March 31, 2008, the Company had recorded on its consolidated balance sheet deferred tax assets of $13.5 million. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of that evaluation, management has evaluated future expectations of net income. However, the benefits of the net deferred tax asset might not be realized if actual results differ from expectations. The Company believes that based upon this analysis that the realization of the net deferred tax asset is reasonably assured and therefore has not provided for a valuation allowance.
The Company accounts for uncertain tax positions under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes— An Interpretation of FASB Statement No. 109” (“FIN 48”). This standard clarifies the accounting for income tax benefits that are uncertain in nature. Under FIN 48, the Company is required to recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. FIN 48 also provides guidance on thresholds, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. The Company is not subject to income tax examinations for tax years prior to 2003.
Net Income Per Share
Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share considers the dilutive effect of outstanding options and non-vested stock calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Three Months Ended
	March 31,
	2008	2007
Net income	$1,490	$920

Weighted average shares outstanding — basic	26,341	26,149
Effects of dilutive securities:
Employee equity compensation plans	282	487

Weighted average shares outstanding — diluted	26,623	26,636

Basic income per share	$0.06	$0.04

Diluted income per share	$0.06	$0.03

Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications include reclassifying the amortization of deferred gains on sale leaseback transactions from gain on sale of assets to facility lease expense to better conform with industry practice.
3. TRANSACTIONS WITH AFFILIATES
SHPII/CSL
The Company accounts for its investment in four joint ventures (collectively “SHPII/CSL”) under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.1 million in each of the three months ended March 31, 2008 and 2007. In addition, the Company earned $0.3 million in management fees on the four senior living communities owned by SHPII/CSL (the “Spring Meadows Communities”) in each of the three months ended March 31, 2008 and 2007.

SHPIII/CSL Miami
In May 2007, the Company and SHPIII entered into SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 101 independent living units and 45 assisted living units and is expected to open in the second or third quarter of 2008. As of March 31, 2008 the Company had made capital contributions of $0.8 million to the joint venture. During the first quarter of fiscal 2008, the Company earned $0.2 million and $38,000 in development and marketing fees, respectively, from SHPIII/CSL Miami.
SHPIII/CSL Richmond Heights
In November 2007, the Company and SHPIII entered into SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 97 independent living units and 45 assisted living units and is expected to open in the first quarter of 2009. As of March 31, 2008 the Company had made capital contributions of $0.7 million to the joint venture. During the first quarter of fiscal 2008, the Company earned $0.3 million in development fees from SHPIII/CSL Richmond Heights.
SHPIII/CSL Levis Commons
In December 2007, the Company and SHPIII entered into SHPIII/CSL Levis Commons, LLC (“SHPIII/CSL Levis Commons”) to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 101 independent living units and 45 assisted living units and is expected to open in the first quarter of 2009. As of March 31, 2008 the Company had made capital contributions of $0.5 million to the joint venture. During the first quarter of fiscal 2008, the Company earned $0.3 million in development fees from SHPIII/CSL Levis Commons.
Midwest I
The Company accounts for its investment in Midwest Portfolio Holdings, LP (“Midwest I”) under the equity method of accounting and the Company recognized earnings in the equity of Midwest I of $30,000 and $27,000 in the three months ended March 31, 2008 and 2007, respectively. The Company earned $0.1 million in management fees on the five communities owned by Midwest I in each of the three months ended March 31, 2008 and 2007.
Midwest II
The Company accounts for its investment in Midwest Portfolio Holdings II, LP (“Midwest II”) under the equity method of accounting and the Company recognized a loss in the equity of Midwest II of $47,000 and $24,000 in the three months ended March 31, 2008 and 2007, respectively. The Company earned $0.1 million in management fees on the three communities owned by Midwest II in each of the three months ended March 31, 2008 and 2007.
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
5. NEW ACCOUNTING STANDARDS
Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. The Company adopted FAS 157 on January 1, 2008 and elected to defer the provisions of FAS 157 for its nonfinancial assets and liabilities. Under the provisions of FAS 157 nonfinancial assets and liabilities will be subject to the provisions of FAS 157 on January 1, 2009. The Company’s adoption of FAS 157 did not have a material effect on the Company’s financial statements.
FASB Statement No. 159, “Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement 115” (“FAS 159”). In February 2007, FASB issued FAS 159, which permits, but does not require, entities to measure many financial instruments, including liabilities and certain other items, at fair value with resulting changes in fair value reported in earnings. The Company has elected not to apply the fair value option to any of its financial instruments not already carried at fair value in accordance with other accounting standards, and therefore the adoption of FAS 159 did not impact the Company’s consolidated financial statements.
FASB Statement No. 141(R) “Business Combinations” (“FAS 141(R)”). In December 2007 FASB issued FAS 141(R) which requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of FAS 141(R) on the Company’s consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.
6. STOCK-BASED COMPENSATION
The Company accounts for share-based payments under the provisions of Statement of Financial Accounting Standards No. 123 (revised), “Share-based Payment” (“FAS 123R”), which requires all share-based payments to employees, including grants of employee stock options and awards of restricted stock to be recognized in the statement of operations based on their fair values. Under FAS 123R the Company recognizes compensation expense for share-based awards.
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

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2008, is presented below:

	Outstanding at
	Beginning of				Outstanding	Options
	Period	Granted	Exercised	Forfeited	End of Period	Exercisable
Shares	937,334	—	—	4,000	933,334	929,834
Weighted average price	$4.87	$—	$—	$3.69	$4.88	$4.88
The options outstanding and the options exercisable at March 31, 2008 had an intrinsic value of $3.1 million and $3.0 million, respectively.
Restricted Stock
The Company grants restricted stock awards to employees and officers. Restricted stock granted generally vests over a period of three and one half to four years but such awards are considered outstanding at the time of grant, since the holders thereof are entitled to dividends and voting rights.
A summary of the Company’s restricted stock awards activity and related information for the three months ended March 31, 2008, is presented below:

	Outstanding at
	Beginning of				Outstanding
	Period	Issued	Vested	Forfeited	End of Period
Shares	256,858	11,500	4,500	10,990	252,868
The restricted stock outstanding at March 31, 2008 had an intrinsic value of $2.0 million.
During the three months ended March 31, 2008, the Company awarded 11,500 shares of restricted common stock to certain employees of the Company. The average market value of the common stock on the date of grant was $7.16. These awards of restricted shares vest over a four-year period and had an intrinsic value of $0.1 million on the date of issue.
Stock Based Compensation
The Company accounts for share-based compensation under the principles of FAS 123R. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock. The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk free interest rate. The expected volatility used by the Company is based primarily on an analysis of historical prices of the Company’s common stock. The expected term of options granted is based primarily on historical exercise patterns on the Company’s outstanding stock options. The risk free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not currently plan to pay dividends on its common stock and therefore has used a dividend yield of zero in determining the fair value of its awards. The option forfeiture rate assumption used by the Company, which affects the expense recognized as opposed to the fair value of the award, is based primarily on the Company’s historical option forfeiture patterns. The Company issued no stock options during the first quarter of fiscal 2008 and 2007.
The Company has total stock-based compensation expense of $1.6 million not recognized as of March 31, 2008, and expects this expense to be recognized over approximately a four-year period.
7. CONTINGENCIES
The Company has claims incurred in the normal course of its business. Most of these claims are believed by management to be covered by insurance, subject to normal reservations of rights by the insurance companies and possibly subject to certain exclusions in the applicable insurance policies. Whether or not covered by insurance, these claims, in the opinion of management, based on advice of legal counsel, should not have a material effect on the consolidated financial statements of the Company if determined adversely to the Company.

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
Overview
The following discussion and analysis addresses (i) the Company’s results of operations for the three months ended March 31, 2008 and 2007, respectively, and (ii) liquidity and capital resources of the Company and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report.
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
As of March 31, 2008, the Company operated 64 senior living communities in 23 states with an aggregate capacity of approximately 9,400 residents, including 25 senior living communities which the Company owned, 12 senior living communities in which the Company had an ownership interest, 25 senior living communities that the Company leased and two senior living communities it managed for third parties. As of March 31, 2008, the Company also operated one home care agency.
Joint Venture Transactions and Management Contracts
As of March 31, 2008, the Company managed 12 communities owned by joint ventures in which the Company has a minority interest and two communities owned by third parties. For communities owned by joint ventures and third parties, the Company typically receives a management fee of 5% of gross revenues. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community.
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
Midwest I
The Company and GE Healthcare Financial Services (“GE Healthcare”) own a joint venture, Midwest I, that owns five senior living communities. Midwest I is owned approximately 89% by GE Healthcare and 11% by the Company. The Company contributed $2.7 million for its interests in Midwest I. The Company manages the five communities under long-term management agreements with Midwest I. The Company earned $0.1 million in management fees on the Midwest I communities in each of the first quarters of fiscal 2008 and 2007, respectively. The Company accounts for its investment in Midwest I under the equity method of accounting and the Company recognized earnings in the equity of Midwest I of $30,000 and $27,000 in the three months ended March 31, 2008 and 2007, respectively. During the second quarter of fiscal 2007, Midwest I finalized its purchase price allocation on the five communities it acquired in fiscal 2006, resulting in a noncash charge of $0.1 million being recognized by the Company. The final purchase price allocation resulted in more of the purchase price being allocated to assets with shorter economic lives, which resulted in additional depreciation and amortization expense.
Midwest II
The Company and GE Healthcare own a joint venture, Midwest II, that owns three senior living communities. Midwest II is owned approximately 85% by GE Healthcare and 15% by the Company. The Company has contributed $1.5 million for its interests in Midwest II. The Company manages the three communities under long-term management agreements with Midwest II. The Company earned $0.1 million in management fees on the Midwest II communities in each of the first quarters of fiscal 2008 and 2007, respectively. The Company accounts for its investment in Midwest II under the equity method of accounting and the Company recognized a loss in the equity of Midwest II of $47,000 and $24,000 in the three months ended March 31, 2008 and 2007, respectively. During the second quarter of fiscal 2007, Midwest II finalized its purchase price allocation on the three communities it acquired in fiscal 2006, resulting in a noncash charge of $0.2 million being recognized by the Company. The final purchase price allocation resulted in more of the purchase price being allocated to assets with shorter economic lives, which resulted in additional depreciation and amortization expense.
SHPII/CSL
The Company and Senior Housing Partners II, LP (“SHPII”) own four joint ventures, collectively SHPII/CSL, that own the Spring Meadows Communities. SHPII/CSL is owned 95% by SHPII and 5% by the Company. The Company contributed $1.3 million to SHPII/CSL for its 5% interest. The Company manages the four communities under long-term management agreements with SHPII/CSL. The Company earned $0.3 million in management fees on the Spring Meadows Communities in each of the first quarters of fiscal 2008 and 2007, respectively. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.1 million in each of the three months ended March 31, 2008 and 2007, respectively.
BRE/CSL
The Company and Blackstone Real Estate Advisors (“Blackstone”) own three joint ventures, collectively BRE/CSL, and the joint ventures are owned 90% by Blackstone and 10% by the Company. BRE/CSL previously owned six senior living communities. The Company managed the six communities owned by BRE/CSL under long-term management contracts. In September 2005, Ventas acquired the six communities owned by BRE/CSL and the Company entered into a series of lease agreements whereby the Company leases the six communities from Ventas. In March 2007, the Company received a final distribution from BRE/CSL of $0.4 million relating to the sale of six communities owned by BRE/CSL to Ventas. This distribution resulted in the recognition of an additional gain of $0.4 million, which has been deferred and is being amortized in the Company’s statement of operations over the remaining initial lease term.
Development Agreements
SHPIII/CSL Miami
In May 2007, the Company and SHPIII entered into SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 101 independent living units and 45 assisted living units and is expected to open in the second or third quarter of 2008. As of March 31, 2008 the Company had made capital contributions of $0.8 million to the joint venture. During the first quarter of fiscal 2008, the Company earned $0.2 million and $38,000 in development and marketing fees, respectively, from SHPIII/CSL Miami.
SHPIII/CSL Richmond Heights
In November 2007, the Company and SHPIII entered into SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 97 independent living units and 45 assisted living units and is expected to open in the first quarter of 2009. As of March 31, 2008 the Company had made capital contributions of

$0.7 million to the joint venture. During the first quarter of fiscal 2008, the Company earned $0.3 million in development fees from SHPIII/CSL Richmond Heights.
SHPIII/CSL Levis Commons
In December 2007, the Company and SHPIII entered into SHPIII/CSL Levis Commons to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 101 independent living units and 45 assisted living units and is expected to open in the first quarter of 2009. As of March 31, 2008 the Company had made capital contributions of $0.5 million to the joint venture. During the first quarter of fiscal 2008, the Company earned $0.3 million in development fees from SHPIII/CSL Levis Commons.
Facility Lease Transactions
The Company currently leases 25 communities with certain real estate investment trusts (“REITs”) and accounts for each of the leases as an operating lease. The lease terms are generally for ten years with renewal options for 10-20 years at the Company’s option. Under these agreements the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. The following table further describes each of the lease agreements (dollars in millions):

						Lease	Deferred
		Number of	Value of		Initial	Acquisition Costs	Gains/Lease
Landlord	Date of Lease	Communities	Transaction	Term	Lease Rate (1)	(2)	Concession (3)
				10 years
Ventas	September 30, 2005	6	$84.6	(Two five-year renewals)	8%	$1.3	$4.6
				10 years
Ventas	October 18, 2005	1	19.5	(Two five-year renewals)	8%	0.2	—
				10 years
Ventas	March 31, 2006	1	29.0	(Two five-year renewals)	8%	0.1	14.3
				9.5 years
Ventas	June 8, 2006	1	19.1	(Two five-year renewals)	8%	0.4	—
				10 years
Ventas	January 31, 2008	1	5.0	(Two five-year renewals)	7.75%	0.2	—
				10 years
HCP	May 1, 2006	3	54.0	(Two ten-year renewals)	8%	0.2	12.8
				10 years
HCP	May 31, 2006	6	43.0	(Two ten-year renewals)	8%	0.2	0.6
				10 years
HCP	December 1, 2006	4	51.0	(Two ten-year renewals)	8%	0.7	—
				10 years
HCP	December 14, 2006	1	18.0	(Two ten-year renewals)	7.75%	0.3	—
				10 years
HCP	April 11, 2007	1	8.0	(Two ten-year renewals)	7.25%	0.1	—

Subtotal						3.7	32.3
Accumulated amortization						0.7	—
Accumulated deferred gain recognized						—	6.7

Net lease acquisition costs / deferred gains as of March 31, 2008						$3.0	$25.6

(1)	Initial lease rates are subject to conditional lease escalation provisions as set forth in each lease agreement.

(2)	Lease acquisition costs are being amortized over the leases’ initial term.

(3)	Deferred gains of $31.7 million and lease concessions of $0.6 million are being recognized in the Company’s statement of operations as a reduction in facility rent expense over the leases’ initial term. Lease concessions relate to the HCP transaction on May 31, 2007.
In January 2008, Ventas acquired a senior living community in Keller, Texas (“Whitley Place”), in a transaction valued at approximately $5.0 million and immediately leased Whitley Place to the Company. Whitley Place is comprised of 47 assisted living units with a resident capacity of 65.
Recently Issued Accounting Standards
FASB Statement No. 157, “Fair Value Measurements.” FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. The Company adopted FAS 157 on January 1, 2008 and elected to defer the provisions of FAS 157 for its nonfinancial assets and liabilities. Under the provisions of FAS 157 nonfinancial assets and liabilities will be subject to the provisions of FAS 157 on January 1, 2009. The Company’s adoption of FAS 157 did not have a material effect on the Company’s financial statements.
FASB Statement No. 159, “Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement 115.” In February 2007, FASB issued FAS 159, which permits, but does not require, entities to measure many financial instruments, including liabilities and certain other items, at fair value with resulting changes in fair value reported in earnings. The Company has elected not to apply the fair value option to any of its financial instruments not already carried at fair value in accordance with other accounting standards, and therefore the adoption of FAS 159 did not impact the Company’s consolidated financial statements.
FASB Statement No. 141(R) “Business Combinations.” In December 2007, FASB issued FAS 141(R) which requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of FAS 141(R) on the Company’s consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.
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

	Three Months Ended March 31,
	2008		2007
	$	%	$	%

Revenues:
Resident and healthcare revenue	$42,844	88.3	$41,305	89.3
Unaffiliated management service revenue	42	0.1	88	0.2
Affiliated management service revenue	1,433	3.0	539	1.2
Community reimbursement income	4,198	8.7	4,294	9.3

Total revenues	48,517	100.0	46,226	100.0
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization shown below)	26,606	54.8	25,385	54.9
General and administrative expenses	3,618	7.5	3,135	6.8
Facility lease expense	6,136	12.6	5,720	12.4
Stock-based compensation expense	229	0.5	251	0.5
Depreciation and amortization	3,033	6.3	2,745	5.9
Community reimbursement expense	4,198	8.7	4,294	9.3

Total expenses	43,820	90.3	41,530	89.8

Income from operations	4,697	9.7	4,696	10.2
Other income (expense):
Interest income	127	0.3	151	0.3
Interest expense	(3,065)	(6.3)	(3,285)	(7.1)
Gain on sale of properties	600	1.2	67	0.1
Write-off of deferred loan costs	—	—	(187)	(0.4)
Other income	53	0.1	55	0.1

Income before income taxes	2,412	5.0	1,497	3.2
Provision for income taxes	(922)	(1.9)	(577)	(1.2)

Net income	$1,490	3.1	$920	2.0

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007
Revenues.
Total revenues were $48.5 million for the three months ended March 31, 2008 compared to $46.2 million for the three months ended March 31, 2007, representing an increase of approximately $2.3 million or 5.0%. This increase in revenue is primarily the result of a $1.5 million increase in resident and healthcare revenue, an increase in affiliated management services revenue of $0.9 million offset by a decrease in unaffiliated management services revenue of $46,000 and a decrease in community reimbursement revenue of $0.1 million.
•	Resident and healthcare revenue increased 3.7% as a result of an increase of $0.7 million from the addition of Crescent Place, which the Company leased from HCP on April 11, 2007, an increase of $0.2 million from the addition of Whitley Place, which was leased from Ventas on January 31, 2008, along with an increase in resident and healthcare revenue at the Company’s other communities of $0.6 million as a result of higher rental rates in the current fiscal year.

•	Affiliated management services revenue increased primarily due to an increase in development and pre-marketing fees of $0.9 million earned on three joint venture communities under development.

•	The decrease in unaffiliated management services revenue primarily results from the Company managing two communities for third parties in the first quarter of fiscal 2008 compared to three communities during the first quarter of fiscal 2007.

•	Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements.

Expenses.
Total expenses were $43.8 million in the first quarter of fiscal 2008 compared to $41.5 million in the first quarter of fiscal 2007, representing an increase of $2.3 million or 5.5%. This increase is primarily the result of a $1.2 million increase in operating expenses, a $0.5 million increase in general and administrative expenses, a $0.4 million increase in facility lease expense, and a $0.3 million increase in depreciation and amortization expense offset by a $22,000 decrease in stock-based compensation and a decrease in community reimbursement expense of $0.1 million.
•	Operating expenses increased 4.8% primarily due to an increase of $0.4 million from the addition of Crescent Place, an increase of $0.2 million from the addition of Whitley Place, and an increase in operating expenses at the Company’s other communities of $0.6 million.

•	General and administrative expenses increased $0.5 million primarily due to due diligence costs of $0.3 million related to a potential acquisition that the Company terminated in February 2008, $0.1 million in legal fees and $0.1 million in information systems costs.

•	Facility lease expenses increased $0.4 million primarily due to the Company leasing 25 senior living communities in the first quarter of fiscal 2008 compared to 23 senior living communities in the first quarter of fiscal 2007 along with an increase in contingent rent.

•	Stock-based compensation decreased $22,000 in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.

•	Depreciation and amortization expense increased $0.3 million primarily as a result of additional depreciation related to capital improvements at certain of the Company’s owned and leased facilities along with depreciation incurred in fiscal 2008 related to the Company’s new information systems, which were put in service on January 1, 2008.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures.
Other income and expense.
•	Interest income decreased $24,000 in the first quarter of 2008 compared to the same period in fiscal 2007 as a result of a lower balances invested and slightly lower interest rates. This interest income results from the investment of cash balances and escrowed funds.

•	Interest expense decreased $0.2 million to $3.1 million in the first quarter of 2008 compared to $3.3 million in the comparable period of 2007. This decrease in interest expense primarily results from lower debt outstanding during first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 along with a lower average interest rate in the current fiscal year compared to the prior year as a result of refinancings completed during fiscal 2007.

•	Gain on sale of assets in the first quarter of fiscal 2008 represents gains associated with the sale of two parcels of land of $0.7 million and the amortization of a deferred gain on the sale of the Richmond Heights land in fiscal 2007 to a joint venture in which the Company has an equity interest offset by a $0.1 million impairment adjustment on a parcel of land, located in Fort Wayne, Indiana, which is classified as held for sale. Gain on sale of assets in the first quarter of fiscal 2007 represents the recognition of a gain of $0.1 million related to the sale of a parcel of land located in Baton Rouge, Louisiana.

•	Other income in the first quarter of fiscal 2008 and 2007 relates to the Company’s equity in the earnings of unconsolidated affiliates, which represents the Company’s share of the earnings/losses on its investments in SHPII/CSL, Midwest I and Midwest II.
Provision for income taxes.
Provision for income taxes in the first quarter of fiscal 2008 was $0.9 million or 38.2% of income before taxes compared to a provision for income taxes of $0.6 million, or 38.5% of income before taxes, in the first quarter of fiscal 2007. The effective tax rates for the first quarter of 2008 and 2007 differ from the statutory tax rates because of state income taxes and permanent tax differences.

Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. At March 31, 2008, no valuation allowance was considered necessary based on this evaluation.
Net income/loss.
As a result of the foregoing factors, the Company reported net income of $1.5 million and $0.9 million for the three months ended March 31, 2008 and 2007, respectively.
Liquidity and Capital Resources
In addition to approximately $24.6 million of cash balances on hand as of March 31, 2008, the Company’s principal sources of liquidity are expected to be cash flows from operations, proceeds from the sale of assets, cash flows from SHPII/CSL, Midwest I and Midwest II and/or additional debt refinancing. The Company expects its available cash and cash flows from operations, proceeds from the sale of assets, and cash flows from SHPII/CSL, Midwest I and Midwest II to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company from time to time considers and evaluates transactions related to its portfolio including refinancings, purchases and sales, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.
In summary, the Company’s cash flows were as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net cash provided by operating activities	$4,444	$118
Net cash used in investing activities	(866)	(624)
Net cash used in financing activities	(2,334)	(4,542)

Net increase (decrease) in cash and cash equivalents	1,244	(5,048)

Operating Activities
The net cash provided by operating activities for the first quarter of fiscal 2008 primarily results from net income of $1.5 million, net non-cash charges of $2.6, a decrease in property tax and insurance deposits of $1.7 million, a decrease in prepaid expenses and other of $1.9 million, an increase in accounts payable of $0.5 million and a decrease in federal and state income tax receivable of $0.5 million offset by an increase in accounts receivable of $1.3 million, an increase in other assets of $0.3 million, a decrease in accrued expenses of $2.6 million and a decrease in customer deposits of $0.1 million. The net cash provided by operating activities for the first quarter of fiscal 2007 primarily results from net income of $0.9 million, net non-cash charges of $2.7, a decrease in property tax and insurance deposits of $0.8 million and a decrease in other assets of $1.7 million offset by an increase in accounts receivable of $2.1 million, an increase in prepaid and other assets of $0.5 million, an increase in income tax receivable of $0.3 million, a decrease in accounts payable and accrued expenses of $3.0 million, and a decrease in customer deposits of $0.1 million.
Investing Activities
The net cash used in investing activities for the first quarter of fiscal 2008 primarily results from capital expenditures of $1.7 million, net investments in joint ventures of $0.6 million offset by proceeds from the sale of two parcels of land, one in Carmichael, California and the other in Lincoln, Nebraska, for $1.4 million. The net cash used in investing activities for the first quarter of fiscal 2007 primarily results from capital expenditures of $1.4 million, net investments in joint ventures of $0.1 million offset by proceeds from the sale of a parcel of land that the Company owned in Baton Rouge, Louisiana for $0.5 million and proceeds from a final distribution from the BRE/CSL joint venture of $0.4 million.
Financing Activities
The net cash used in financing activities for the first quarter of fiscal 2008 results from repayments of notes payable of $2.3 million. The net cash used in financing activities for the first quarter of fiscal 2007 primarily results from net repayments of notes payable of $4.4 million, deferred loan cost paid of $0.4 million offset by proceeds from the issuance of common stock of $0.1 million and excess tax benefits on the issuance of common stock of $0.1 million.

Community Refinancings
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of March 31, 2008, the Company had $192.5 million in outstanding debt comprised solely of fixed rate debt instruments. In addition, as of March 31, 2008, the Company had $218.4 million in future lease obligations with contingent rent increases based on changes in the consumer price index.
Changes in interest rates would affect the fair market value of the Company’s fixed rate debt instruments but would not have an impact on the Company’s earnings or cash flows. Increase in the consumer price index could have an effect on future facility lease expense if the leased community exceeds the contingent rent escalation thresholds set forth in each of the Company’s lease agreements.
Interest Rate Cap, Lock and Swap Agreements
Effective January 31, 2005, the Company entered into an interest rate cap agreement with a commercial bank to reduce the impact of increases in interest rates on the Company’s variable rate loans. The interest rate cap agreement effectively limited the interest rate exposure on the notional amount to a maximum LIBOR of 5%, as long as one-month LIBOR is less than 7%. If one-month LIBOR is greater than 7%, the agreement effectively limited the interest rate on the same notional amount to a maximum LIBOR of 7%. This interest rate cap agreement had a notional amount of $33 million and was sold in May 2007, resulting in net proceeds of $0.1 million and a gain on sale of approximately $28,000. During the three months ended March 31, 2007, the Company received $28,000 under the terms of this interest rate cap agreement and recorded the amount received as a reduction in interest expense. The cost of this agreement was being amortized to interest expense over the life of the agreement.
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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.
The Company has claims incurred in the normal course of its business. Most of these claims are believed by management to be covered by insurance, subject to normal reservations of rights by the insurance companies and possibly subject to certain exclusions in the applicable insurance policies. Whether or not covered by insurance, these claims, in the opinion of management, based on advice of legal counsel, should not have a material effect on the consolidated financial statements of the Company if determined adversely to the Company.
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
As of March 31, 2008, we had mortgage and other indebtedness totaling approximately $192.5 million. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover required interest and principal payments. Any payment or other default could cause the applicable lender to foreclose upon the communities securing the indebtedness with a consequent loss of income and asset value to us. Further, because some of our mortgages contain cross-default and cross-collateralization provisions, a payment or other default by us with respect to one community could affect a significant number of our other communities.
We have significant operating lease obligations and our failure to generate cash flows sufficient to cover these lease obligations could result in defaults under the lease agreements.
As of March 31, 2008, we leased 25 communities with future lease obligations totaling approximately $218.4 million, with minimum lease obligations of $27.4 million in fiscal 2008. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover these required operating lease obligations. Any payment or other default under any such lease could result in the termination of the lease, with a consequent loss of income and asset value to us. Further, because our leases contain cross-default provisions, a payment or other default by us with respect to one leased community could affect all of our other leased communities with related lessors. Certain of our leases contain various financial and other restrictive covenants, which could limit our flexibility in operating our business. Failure to maintain compliance with the lease obligations as set forth in our lease agreements could have a material adverse impact us.
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
At March 31, 2008, we managed two senior living communities for third parties and 12 senior living communities for joint ventures in which we have a minority interest pursuant to multi-year management agreements. The management agreements generally have initial terms of five years, subject to certain renewal rights. Under these agreements we provide management services to third party and joint venture owners to operate senior living communities and have provided, and may in the future provide, management and consulting services to third parties on market and site selection, pre-opening sales and marketing, start-up training and management services for facilities under development and construction. In most cases, either party to the agreements may terminate them upon the occurrence of an event of default caused by the other party. In addition, subject to our rights to cure deficiencies, community owners may terminate us as manager if any licenses or certificates necessary for operation are revoked, or if we have a change of control. Also, in some instances, a community owner may terminate the management agreement relating to a particular community if we are in default under other management agreements relating to other communities owned by the same community owner or its affiliates. In addition, in certain cases the community owner may terminate the agreement upon 30 days’ notice to us in the event of a sale of the community. In those agreements, which are terminable in the event of a sale of the community, we have certain rights to offer to purchase the community. The termination of a significant portion of our management agreements could have a material adverse effect on our business, financial condition and results of operations.
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
We are currently developing three communities in three separate joints ventures with affiliates of Prudential. As part of development agreements, we are obligated to meet certain completion and costs guarantees. We will provide pre-opening marketing services for each of the communities and upon completion we will manage the three communities owned by the joint ventures. Under the terms of the joint venture agreements with Prudential covering the three communities, we will be obligated to meet certain cash flow targets and failure to meet these cash flow targets could result in termination of the management agreements.
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
     Not Applicable
Item 3. DEFAULTS UPON SENIOR SECURITIES.
     Not Applicable
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     Not Applicable
Item 5. OTHER INFORMATION.
     Not Applicable
Item 6. EXHIBITS.
The exhibits to this Form 10-Q are listed on the Exhibit Index page hereof, which is incorporated by reference in this Item 6.

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
Date: May 6, 2008

INDEX TO EXHIBITS
The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

Exhibit
Number		Description
3.1	—	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to exhibit 3.1 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)
3.1.1		Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)
3.2	—	Bylaws of the Registrant. (Incorporated by reference to exhibit 3.2 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)
3.2.2	—	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)
3.2.3	—	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant. (Incorporated by reference to exhibit 3.2.2 to the Company’s Annual Report on Form 10-K for the year period ended December 31, 2002, filed by the Company with the Securities and Exchange Commission.)
4.1	—	Rights Agreement, dated as of March 9, 2000, between Capital Senior Living Corporation and ChaseMellon Shareholder Services, L.L.C., which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock, $.01 par value, as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights as Exhibit C. (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 20, 2000.)
4.2	—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock, $.01 par value. (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 20, 2000.)
4.3	—	Form of Right Certificate. (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 20, 2000.)
4.4	—	Form of Summary of Rights. (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 20, 2000.)
4.5	—	Specimen of legend to be placed, pursuant to Section 3(c) of the Rights Agreement, on all new Common Stock certificates issued after March 20, 2000 and prior to the Distribution Date upon transfer, exchange or new issuance. (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 20, 2000.)
4.6	—	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 4.6 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

Exhibit
Number		Description
4.7	—	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 4.7 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)
10.1	—	Settlement Agreement, dated March 19, 2008, by and among Capital Senior Living Corporation, West Creek Capital LLC, Harvey Hanerfeld and Roger Feldman. (Incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 26, 2008.)
10.2	—	Settlement Agreement, dated March 19, 2008, by and among Capital Senior Living Corporation, Boston Avenue Capital, LLC, York town Avenue Capital, LLC, Stephen J. Heyman, and James F. Adelson (Incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 26, 2008.).
31.1*	—	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	—	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	—	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	—	Certification of Ralph A. Beattie pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.