Form 10-Q
period 2008-06-30
CAPITAL SENIOR LIVING CORP
filed 2008-08-07
CIK 1043000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of August 4, 2008, the Registrant had 26,632,819, outstanding shares of its Common Stock, $0.01 par value.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,068	$23,359
Accounts receivable, net	4,899	3,232
Accounts receivable from affiliates	2,050	846
Federal and state income taxes receivable	1,242	2,084
Deferred taxes	869	996
Assets held for sale	354	1,011
Property tax and insurance deposits	7,815	7,860
Prepaid expenses and other	3,077	4,526

Total current assets	46,374	43,914
Property and equipment, net	307,716	310,442
Deferred taxes	12,349	12,824
Investments in limited partnerships	7,224	6,199
Other assets, net	16,507	16,674

Total assets	$390,170	$390,053

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,646	$1,201
Accrued expenses	13,687	13,561
Current portion of notes payable	13,291	9,035
Current portion of deferred income	5,374	5,174
Customer deposits	1,819	2,024

Total current liabilities	35,817	30,995
Deferred income	21,661	23,168
Notes payable, net of current portion	179,305	185,733
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares — 65,000; issued and outstanding shares 26,632 and 26,596 in 2008 and 2007, respectively	266	266
Additional paid-in capital	129,653	129,159
Retained earnings	23,468	20,732

Total shareholders’ equity	153,387	150,157

Total liabilities and shareholders’ equity	$390,170	$390,053

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Resident and health care revenue	$42,727	$41,627	$85,571	$82,932
Unaffiliated management services revenue	46	73	88	161
Affiliated management services revenue	1,736	632	3,169	1,171
Community reimbursement revenue	4,523	4,549	8,721	8,843

Total revenues	49,032	46,881	97,549	93,107
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	26,265	25,534	52,871	50,919
General and administrative expenses	3,710	3,165	7,328	6,300
Facility lease expense	6,319	5,997	12,455	11,717
Stock-based compensation expense	264	229	493	480
Depreciation and amortization	3,082	2,781	6,115	5,526
Community reimbursement expense	4,523	4,549	8,721	8,843

Total expenses	44,163	42,255	87,983	83,785

Income from operations	4,869	4,626	9,566	9,322
Other income (expense):
Interest income	96	204	223	355
Interest expense	(3,041)	(3,170)	(6,106)	(6,455)
(Loss) gain on sale of assets	(4)	15	596	82
Write-off of deferred loan costs	—	(351)	—	(538)
Other income (expense)	99	(108)	152	(53)

Income before provision for income taxes	2,019	1,216	4,431	2,713
Provision for income taxes	(773)	(446)	(1,695)	(1,023)

Net income	$1,246	$770	$2,736	$1,690

Per share data:
Basic net income per share	$0.05	$0.03	$0.10	$0.06

Diluted net income per share	$0.05	$0.03	$0.10	$0.06

Weighted average shares outstanding — basic	26,349	26,182	26,345	26,165

Weighted average shares outstanding — diluted	26,670	26,680	26,648	26,658

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2008	2007
Operating Activities
Net income	$2,736	$1,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,098	5,502
Amortization	17	24
Amortization of deferred financing charges	169	216
Amortization of deferred lease costs	183	172
Amortization of imputed interest	95	90
Deferred income	(1,257)	(1,348)
Deferred income taxes	602	362
Equity in the earnings of unconsolidated affiliates	(152)	53
Gain on sale of assets	(730)	(82)
Provision for bad debts	15	77
Write-off of deferred loan costs	—	538
Write-down of assets held for sale	134	—
Stock based compensation expense	493	480
Changes in operating assets and liabilities:
Accounts receivable	(1,682)	(28)
Accounts receivable from affiliates	(1,204)	425
Property tax and insurance deposits	45	(237)
Prepaid expenses and other	1,449	(2,764)
Other assets	(202)	1,402
Accounts payable	445	(691)
Accrued expenses	126	146
Federal and state income taxes receivable/payable	842	(1,360)
Customer deposits	(205)	(259)

Net cash provided by operating activities	8,017	4,408
Investing Activities
Capital expenditures	(3,566)	(2,955)
Proceeds from the sale of assets	1,397	1,423
Net investment in limited partnerships	(873)	(107)

Net cash used in investing activities	(3,042)	(1,639)
Financing Activities
Proceeds from notes payable	1,474	44,024
Repayments of notes payable	(3,741)	(47,592)
Cash proceeds from the issuance of common stock	1	197
Excess tax benefits on stock options exercised	—	114
Cash received to settle interest rate lock agreement	—	60
Deferred financing charges paid	—	(848)

Net cash used in financing activities	(2,266)	(4,045)

Increase (decrease) in cash and cash equivalents	2,709	(1,276)
Cash and cash equivalents at beginning of period	23,359	25,569

Cash and cash equivalents at end of period	$26,068	$24,293

Supplemental Disclosures
Cash paid during the period for:
Interest	$5,863	$6,303

Income taxes	$1,058	$2,029

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
1. BASIS OF PRESENTATION
Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior living communities throughout the United States. As of June 30, 2008, the Company operated 64 senior living communities in 23 states with an aggregate capacity of approximately 9,400 residents, including 37 senior living communities which the Company either owned or in which the Company had an ownership interest, 25 senior living communities that the Company leased and two senior living communities it managed for third parties. As of June 30, 2008, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company accounts for significant investments in unconsolidated companies, in which the Company has significant influence, using the equity method of accounting.
The accompanying consolidated balance sheet, as of December 31, 2007, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2007, and the accompanying unaudited consolidated financial statements, as of June 30, 2008 and 2007, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2008.
In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2008, results of operations for the three and six months ended June 30, 2008 and 2007, respectively, and cash flows for the six months ended June 30, 2008 and 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Investments in Joint Ventures
The Company accounts for its investments in joint ventures under the equity method of accounting. The Company is the general partner in two partnerships and owns member interests in four other series of joint ventures. The Company has not consolidated these joint venture interests because the Company has concluded that the limited partners or the other members of each joint venture has substantive kick-out rights or substantive participating rights as defined in EITF Issue 04-05 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). Under the equity method of accounting the Company records its investments in joint ventures at cost and adjusts such investment for its share of earnings and losses of the joint venture.
Development Guarantees
The Company, on three joint venture developments, has guarantees that the communities will be completed at budgeted costs approved by the joint venture members. These costs include the hard and soft construction costs and operating costs until each community reaches breakeven. The budgeted costs include contingency reserves for potential costs overruns and other unforeseen costs. In addition, each of these joint ventures has entered into a guaranteed fixed price construction contract with the general contractor on each of the developments. The Company would be required to fund these guarantees if the actual development costs incurred by the joint venture exceed the budgeted costs for the development. The terms of these guarantees generally do not provide for a limitation on the maximum potential future payments. The Company has not made any payments under these guarantees and currently does not expect to be required to make any payments under these guarantees.

Assets Held for Sale
Assets are classified as held for sale when the Company has committed to selling the asset and believes that it will be disposed of within one year. The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The fair value of properties are generally determined based on market rates, industry trends and recent comparable sales transactions. The Company had one parcel of land, in Fort Wayne, Indiana, held for sale at June 30, 2008.
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
The Company estimates that the parcel of land held for sale at June 30, 2008 had an aggregate fair value, net of costs of disposal, that exceeds its carrying value of $0.4 million. The amount that the Company will ultimately realize on the parcel of land could differ materially from this estimate.
Lease Accounting
The Company determines whether to account for its leases as either operating, capital or financing leases depending on the underlying terms of the lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of June 30, 2008, the Company leased 25 communities and classified each of the leases as an operating lease. The Company incurs lease acquisition costs and amortizes these costs over the term of the lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions under the provisions of Financial Accounting Standard No. 98 “Accounting for Leases” (“FAS 98”) and as such any related gains have been deferred and are being amortized over the lease term.
Facility lease expense in the Company’s statement of operations includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains.
Financial Instruments
Effective January 31, 2005, the Company entered into an interest rate cap agreement with a commercial bank to reduce the impact of increases in interest rates on the Company’s variable rate loans. The interest rate cap agreement effectively limited the interest rate exposure on the notional amount to a maximum London Interbank Offered Rate (“LIBOR”) of 5%, as long as one-month LIBOR is less than 7%. If one-month LIBOR is greater than 7%, the agreement effectively limited the interest rate on the same notional amount to a maximum LIBOR of 7%. This interest rate cap agreement had a notional amount of $33 million and was sold in May 2007, resulting in net proceeds of $0.1 million and a gain on sale of approximately $28,000. During the first six months ended June 30, 2007, the Company received $37,000 under the terms of this interest rate cap agreement and recorded the amount received as a reduction in interest expense. The cost of this agreement was being amortized to interest expense over the life of the agreement.

Income Taxes
The Company accounts for income taxes under the provision of SFAS No. 109, “Accounting for Income Taxes” (“FAS 109”). Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At June 30, 2008, the Company had recorded on its consolidated balance sheet deferred tax assets of $13.2 million. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of that evaluation, management has evaluated future expectations of net income. However, the benefits of the net deferred tax asset might not be realized if actual results differ from expectations. The Company believes that based upon this analysis that the realization of the net deferred tax asset is reasonably assured and therefore has not provided for a valuation allowance.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$1,246	$770	$2,736	$1,690

Weighted average shares outstanding – basic	26,349	26,182	26,345	26,165
Effects of dilutive securities:
Employee equity compensation plans	321	498	303	493

Weighted average shares outstanding – diluted	26,670	26,680	26,648	26,658

Basic income per share	$0.05	$0.03	$0.10	$0.06

Diluted income per share	$0.05	$0.03	$0.10	$0.06

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications include reclassifying the amortization of deferred gains on sale leaseback transactions from gain on sale of assets to facility lease expense to better conform with industry practice.
3. TRANSACTIONS WITH AFFILIATES
SHPII/CSL
The Company accounts for its investment in a series of four joint ventures (collectively “SHPII/CSL”) under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.1 million in each of the six months ended June 30, 2008 and 2007. In addition, the Company earned $0.6 million in management fees on the four senior living communities owned by SHPII/CSL (the “Spring Meadows Communities”) in each of the six months ended June 30, 2008 and 2007.

SHPIII/CSL Miami
In May 2007, the Company and SHPIII entered into SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 101 independent living units and 45 assisted living units and is expected to open in the third quarter of 2008. As of June 30, 2008 the Company had made capital contributions of $0.8 million to the joint venture. During the first six months of fiscal 2008 and 2007, the Company earned $0.3 million and $0.1 million, respectively, in development fees from SHPIII/CSL Miami. In addition, during the first six months of fiscal 2008, the Company earned $0.1 million in pre-marketing fees on the community.
SHPIII/CSL Richmond Heights
In November 2007, the Company and SHPIII entered into SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 97 independent living units and 45 assisted living units and is expected to open in the first quarter of 2009. As of June 30, 2008 the Company had made capital contributions of $0.8 million to the joint venture. During the first six months of fiscal 2008, the Company earned $0.8 million in development fees from SHPIII/CSL Richmond Heights.
SHPIII/CSL Levis Commons
In December 2007, the Company and SHPIII entered into SHPIII/CSL Levis Commons, LLC (“SHPIII/CSL Levis Commons”) to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 101 independent living units and 45 assisted living units and is expected to open in the first quarter of 2009. As of June 30, 2008 the Company had made capital contributions of $0.8 million to the joint venture. During the first six months of fiscal 2008, the Company earned $0.9 million in development fees from SHPIII/CSL Levis Commons.
Midwest I
The Company accounts for its investment in Midwest Portfolio Holdings, LP (“Midwest I”) under the equity method of accounting and the Company recognized earnings in the equity of Midwest I of $0.1 million in the first six months of fiscal 2008 compared to a loss of $27,000 in the first six months of fiscal 2007. The Company earned $0.3 million and $0.2 million in management fees on the five communities owned by Midwest I in the six months ended June 30, 2008 and 2007, respectively.
Midwest II
The Company accounts for its investment in Midwest Portfolio Holdings II, LP (“Midwest II”) under the equity method of accounting and the Company recognized a loss in the equity of Midwest II of $0.1 million in each of the six months ended June 30, 2008 and 2007. The Company earned $0.3 million in management fees on the three communities owned by Midwest II in each of the six months ended June 30, 2008 and 2007.
BRE/CSL
In March 2007, the Company received a final distribution from three joint ventures (collectively “BRE/CSL”) of $0.4 million relating to the sale of the six communities owned by BRE/CSL to Ventas Healthcare Properties, Inc. (“Ventas”). This distribution resulted in the recognition of an additional gain of $0.4 million, which has been deferred and is being amortized in the Company’s statement of operations as a reduction in facility rent expense over the remaining initial lease term.
4. DEBT TRANSACTIONS / REFINANCINGS
In May 2008, the Company financed $1.5 million in insurance premiums at a fixed interest rate of 3.75%. The insurance loan will be repaid in 12 equal payments of principal and interest payments of approximately $0.1 million.
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
5. NEW ACCOUNTING STANDARDS
FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”) defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. The Company adopted FAS 157 on January 1, 2008 and elected to defer the provisions of FAS 157 for its nonfinancial assets and liabilities. Under the provisions of FAS 157 nonfinancial assets and liabilities will be subject to the provisions of FAS 157 on January 1, 2009. The Company’s adoption of FAS 157 did not have a material effect on the Company’s financial statements.
FASB Statement No. 159, “Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement 115” (“FAS 159”) permits, but does not require, entities to measure many financial instruments, including liabilities and certain other items, at fair value with resulting changes in fair value reported in earnings. The Company has elected not to apply the fair value option to any of its financial instruments not already carried at fair value in accordance with other accounting standards, and therefore the adoption of FAS 159 did not impact the Company’s consolidated financial statements.
FASB Statement No. 141(R) “Business Combinations” (“FAS 141(R)”) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of FAS 141(R) on the Company’s consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.
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
On May 8, 2007, the Company’s shareholders approved the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (the “2007 Plan”) which provides for, among other things, the grant of restricted stock awards and stock options to purchase shares of the Company’s common stock. The 2007 Plan authorizes the Company to issue up to 2.6 million shares of common stock and the Company has reserved 2.4 million shares of common stock for future issuance pursuant to awards under the 2007 Plan. Effective May 8, 2007, the 1997 Omnibus Stock and Incentive Plan (as amended, the “1997 Plan”) was terminated and no additional shares will be granted under the 1997 Plan. The Company has reserved 0.9 million shares of common stock for future issuance upon the exercise of outstanding stock options pursuant to the 1997 Plan.

Stock Options
The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for employees, officers and directors and to align stockholder and employee interest. The Company’s options generally vest over one to five years and the related expense is amortized on a straight-line basis over the vesting period.
A summary of the Company’s stock option activity and related information for the six months ended June 30, 2008, is presented below:

	Outstanding at
	Beginning of				Outstanding	Options
	Period	Granted	Exercised	Forfeited	End of Period	Exercisable
Shares	937,334	—	—	4,000	933,334	929,834
Weighted average price	$4.87	$—	$—	$3.69	$4.88	$4.88
The options outstanding and the options exercisable at June 30, 2008 each had an intrinsic value of $2.6 million.
Restricted Stock
The Company grants restricted stock awards to employees and officers. Restricted stock granted generally vests over a period of three and one half to four years but such awards are considered outstanding at the time of grant, since the holders thereof are entitled to dividends and voting rights.
A summary of the Company’s restricted stock awards activity and related information for the six months ended June 30, 2008, is presented below:

	Outstanding at
	Beginning of				Outstanding
	Period	Issued	Vested	Forfeited	End of Period
Shares	256,858	47,500	31,336	10,990	262,032
The restricted stock outstanding at June 30, 2008 had an intrinsic value of $2.0 million.
During the six months ended June 30, 2008, the Company awarded 47,500 shares of restricted common stock to certain employees and directors of the Company. The average market value of the common stock on the date of grant was $7.93. These awards of restricted shares vest over a three to four-year period and had an intrinsic value of $0.4 million on the date of issue.
Stock Based Compensation
The Company accounts for share-based compensation under the principles of FAS 123R. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock. The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk free interest rate. The expected volatility used by the Company is based primarily on an analysis of historical prices of the Company’s common stock. The expected term of options granted is based primarily on historical exercise patterns on the Company’s outstanding stock options. The risk free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not currently plan to pay dividends on its common stock and therefore has used a dividend yield of zero in determining the fair value of its awards. The option forfeiture rate assumption used by the Company, which affects the expense recognized as opposed to the fair value of the award, is based primarily on the Company’s historical option forfeiture patterns. The Company issued no stock options during the first six months of fiscal 2008 and 2007.
The Company has total stock-based compensation expense of $1.6 million not recognized as of June 30, 2008, and expects this expense to be recognized over approximately a four-year period.
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
Overview
The following discussion and analysis addresses (i) the Company’s results of operations for the three and six months ended June 30, 2008 and 2007, respectively, and (ii) liquidity and capital resources of the Company and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report.
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
As of June 30, 2008, the Company operated 64 senior living communities in 23 states with an aggregate capacity of approximately 9,400 residents, including 25 senior living communities which the Company owned, 12 senior living communities in which the Company had an ownership interest, 25 senior living communities that the Company leased and two senior living communities it managed for third parties. As of June 30, 2008, the Company also operated one home care agency.
Joint Venture Transactions and Management Contracts
As of June 30, 2008, the Company managed 12 communities owned by joint ventures in which the Company has a minority interest and two communities owned by third parties. For communities owned by joint ventures and third parties, the Company typically receives a management fee of 5% of gross revenues. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community.
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
Midwest I Transactions
Midwest I is owned approximately 89% by GE Healthcare Financial Services (“GE Healthcare”) and 11% by the Company. Midwest I owns five communities and the Company manages the five communities under long-term management agreements. The Company accounts for its investment in Midwest I under the equity method of accounting and the Company recognized earnings in the equity of Midwest I of $0.1 million compared to a loss in the equity of Midwest I of $27,000 in the six months ended June 30, 2008 and 2007, respectively. The Company earned $0.3 million and $0.2 million in management fees on the Midwest I communities in the six months ended June 30, 2008 and 2007, respectively. During the second quarter of fiscal 2007, Midwest I finalized its purchase price allocation on the five communities it acquired in fiscal 2006, resulting in a noncash charge of $0.1 million being recognized by the Company. The final purchase price allocation resulted in more of the purchase price being allocated to assets with shorter economic lives, which resulted in additional depreciation and amortization expense.
Midwest II Transactions
Midwest II is owned approximately 85% by GE Healthcare and 15% by the Company. Midwest II owns three communities and the Company manages the three communities under long-term management agreements. The Company accounts for its investment in Midwest II under the equity method of accounting and the Company recognized a loss in the equity of Midwest II of $0.1 in each of the six months ended June 30, 2008 and 2007. The Company earned $0.3 million in management fees on the Midwest II communities in each of the six months ended June 30, 2008 and 2007. During the second quarter of fiscal 2007, Midwest II finalized its purchase price allocation on the three communities it acquired in fiscal 2006, resulting in a noncash charge of $0.2 million being recognized by the Company. The final purchase price allocation resulted in more of the purchase price being allocated to assets with shorter economic lives, which resulted in additional depreciation and amortization expense.
SHPII/CSL Transactions
SHPII/CSL is owned 95% by Senior Housing Partners II, LP (“SHP II”), a fund managed by Prudential, and 5% by the Company. Effective as of November 30, 2004, SHPII/CSL acquired the four Spring Meadows Communities. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.1 million in each of the six months ended June 30, 2008 and 2007. In addition, the Company earned $0.6 million in management fees on the Spring Meadows Communities in each of the six months ended June 30, 2008 and 2007.
BRE/CSL
The Company and Blackstone Real Estate Advisors (“Blackstone”) own three joint ventures, collectively BRE/CSL, and the joint ventures are owned 90% by Blackstone and 10% by the Company. BRE/CSL previously owned six senior living communities. The Company managed the six communities owned by BRE/CSL under long-term management contracts. In September 2005, Ventas acquired the six communities owned by BRE/CSL and the Company entered into a series of lease agreements whereby the Company leases the six communities from Ventas. In March 2007, the Company received a final distribution from BRE/CSL of $0.4 million relating to the sale of six communities owned by BRE/CSL to Ventas. This distribution resulted in the recognition of an additional gain of $0.4 million, which has been deferred and is being amortized in the Company’s statement of operations as a reduction in facility rent expense over the remaining initial lease term.
Development Agreements
SHPIII/CSL Miami
In May 2007, the Company and SHPIII entered into SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 101 independent living units and 45 assisted living units and is expected to open in the third quarter of 2008. As of June 30, 2008 the Company had made capital contributions of $0.8 million to the joint venture. During the first six months of fiscal 2008 and 2007, the Company earned $0.3 million and $0.1 million, respectively, in development fees from SHPIII/CSL Miami. In addition during the first six months of fiscal 2008, the Company earned $0.1 million in pre-marketing fees from SHPIII/CSL Miami.
SHPIII/CSL Richmond Heights
In November 2007, the Company and SHPIII entered into SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 97 independent living units and 45 assisted living units and is expected to open in the first quarter of 2009. As of June 30, 2008 the Company had made capital contributions of $0.8 million to the joint venture. During the first six months of fiscal 2008, the Company earned $0.8 million in development fees from SHPIII/CSL Richmond Heights.

SHPIII/CSL Levis Commons
In December 2007, the Company and SHPIII entered into SHPIII/CSL Levis Commons to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 101 independent living units and 45 assisted living units and is expected to open in the first quarter of 2009. As of June 30, 2008 the Company had made capital contributions of $0.8 million to the joint venture. During the first six months of fiscal 2008, the Company earned $0.9 million in development fees from SHPIII/CSL Levis Commons.
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

						Lease	Deferred
		Number of	Value of		Initial	Acquisition	Gains/Lease
Landlord	Date of Lease	Communities	Transaction	Term	Lease Rate (1)	Costs (2)	Concession (3)
Ventas	September 30, 2005	6	$84.6	10 years (Two five-year renewals)	8%	$1.3	$4.6

Ventas	October 18, 2005	1	19.5	10 years (Two five-year renewals)	8%	0.2	—

Ventas	March 31,2006	1	29.0	10 years (Two five-year renewals)	8%	0.1	14.3

Ventas	June 8, 2006	1	19.1	9.5 years (Two five-year renewals)	8%	0.4	—

Ventas	January 31, 2008	1	5.0	10 years (Two five-year renewals)	7.75%	0.2	—

HCP	May 1, 2006	3	54.0	10 years (Two ten-year renewals)	8%	0.2	12.8

HCP	May 31, 2006	6	43.0	10 years (Two ten-year renewals)	8%	0.2	0.6

HCP	December 1, 2006	4	51.0	10 years (Two ten-year renewals)	8%	0.7	—

HCP	December 14, 2006	1	18.0	10 years (Two ten-year renewals)	7.75%	0.3	—

HCP	April 11, 2007	1	8.0	10 years (Two ten-year renewals)	7.25%	0.1	—

Subtotal						3.7	32.3
Accumulated amortization						0.8	—
Accumulated deferred gain recognized						—	7.5

Net lease acquisition costs / deferred gains as of June 30, 2008						$2.9	$24.8

(1)	Initial lease rates are subject to conditional lease escalation provisions as set forth in each lease agreement.

(2)	Lease acquisition costs are being amortized over the leases’ initial term.

(3)	Deferred gains of $31.7 million and lease concessions of $0.6 million are being recognized in the Company’s statement of operations as a reduction in facility rent expense over the leases’ initial term. Lease concessions relate to the HCP transaction on May 31, 2006.
The Company is currently in discussions with Ventas regarding its lease on the Towne Centre facility. The Company and Ventas have differing interpretations of the correct method of computing the lease coverage ratio. Based on these discussions with Ventas, the Company expects this issue to be resolved on terms acceptable to the Company without a material impact on the Company’s financial statements.
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
FASB Statement No. 159, “Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement 115” permits, but does not require, entities to measure many financial instruments, including liabilities and certain other items, at fair value with resulting changes in fair value reported in earnings. The Company has elected not to apply the fair value option to any of its financial instruments not already carried at fair value in accordance with other accounting standards, and therefore the adoption of FAS 159 did not impact the Company’s consolidated financial statements.
FASB Statement No. 141(R) “Business Combinations” requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of FAS 141(R) on the Company’s consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	$	%	$	%	$	%	$	%
Revenues:
Resident and healthcare revenue	$42,727	87.1	$41,627	88.8	$85,571	87.7	$82,932	89.1
Unaffiliated management service revenue	46	0.1	73	0.2	88	0.1	161	0.2
Affiliated management service revenue	1,736	3.5	632	1.3	3,169	3.2	1,171	1.2
Community reimbursement revenue	4,523	9.2	4,549	9.7	8,721	8.9	8,843	9.5

Total revenue	49,032	100.0	46,881	100.0	97,549	100.0	93,107	100.0
Expenses:
Operating expenses (exclusive of depreciation and amortization shown below)	26,265	53.6	25,534	54.5	52,871	54.2	50,919	54.7
General and administrative expenses	3,710	7.6	3,165	6.8	7,328	7.5	6,300	6.8
Facility lease expense	6,319	12.9	5,997	12.8	12,455	12.8	11,717	12.6
Stock-based compensation	264	0.5	229	0.5	493	0.5	480	0.5
Depreciation and amortization	3,082	6.3	2,781	5.9	6,115	6.3	5,526	5.9
Community reimbursement expense	4,523	9.2	4,549	9.7	8,721	8.9	8,843	9.5

Total expenses	44,163	90.1	42,255	90.1	87,983	90.2	83,785	90.0

Income from operations	4,869	9.9	4,626	9.9	9,566	9.8	9,322	10.0
Other income (expense):
Interest income	96	0.2	204	0.4	223	0.2	355	0.4
Interest expense	(3,041)	(6.2)	(3,170)	(6.8)	(6,106)	(6.3)	(6,455)	(6.9)
(Loss) gain on sale of assets	(4)	(0.0)	15	0.0	596	0.6	82	0.1
Write-off of deferred loan costs	—	—	(351)	(0.7)	—	—	(538)	(0.6)
Other income (expense)	99	0.2	(108)	(0.2)	152	0.2	(53)	(0.1)

Income before provision for income taxes	2,019	4.1	1,216	2.6	4,431	4.5	2,713	2.9
Provision for income taxes	(773)	(1.6)	(446)	(1.0)	(1,695)	(1.7)	(1,023)	(1.1)

Net income	$1,246	2.5	$770	1.6	$2,736	2.8	$1,690	1.8

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007
Revenues.
Total revenues were $49.0 million for the three months ended June 30, 2008 compared to $46.9 million for the three months ended June 30, 2007, representing an increase of approximately $2.1 million or 4.6%. This increase in revenue is primarily the result of a $1.1 million increase in resident and healthcare revenue, an increase in affiliated management services revenue of $1.1 million offset by a decrease in unaffiliated management services revenue of $27,000 and a decrease in community reimbursement revenue of $26,000.

•	Resident and healthcare revenue increased $1.1 million or 2.6% as a result of an increase of $0.3 million from the addition of the Whitley Place community which was leased from HCP on January 31, 2008 along with an increase in the average monthly rent of 4.6% at the Company’s consolidated communities offset by a decrease in occupancy at the Company’s consolidated communities of 2.6%. The Company consolidated 50 communities in the second quarter of fiscal 2008 compared to 49 communities in the second quarter of fiscal 2007.

•	Affiliated management services revenue increased due primarily to an increase in development and pre-marketing fees of $1.1 million. The Company earned $1.2 million in development and pre-marketing fees on three communities under development in the three months ended June 30, 2008 compared to development fee revenue of $0.1 million on one community under development in the three months ended June 30, 2007.

•	The decrease in unaffiliated management services revenue primarily results from the management of two communities owned by third parties in the three months ended June 30, 2008 compared to three communities in the three months ended June 30, 2007.

•	Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements.
Expenses.
Total expenses were $44.2 million in the second quarter of fiscal 2008 compared to $42.3 million in the second quarter of fiscal 2007, representing an increase of $1.9 million or 4.5%. This increase is primarily the result of a $0.7 million increase in operating expenses, a $0.5 million increase in general and administrative expenses, a $0.3 million increase in facility lease expense, a $35,000 increase in stock-based compensation, a $0.3 million increase in depreciation and amortization expense offset by a decrease of $26,000 in community reimbursement expense.
•	Operating expenses increased $0.7 million or 2.9% primarily due to an increase of $0.3 million from the addition of the Whitley Place community, along with an increase in operating expenses at the Company’s other communities of $0.4 million. The primary increases in operating expense include an increase in labor cost of $0.3 million, an increase in property taxes of $0.2 million along with an increase of $0.2 million in other community operating costs.

•	General and administrative expenses increased $0.5 million primarily due to an increase in health insurance costs.

•	Facility lease expenses increased $0.3 million primarily due to the Company leasing 25 senior living communities in the second quarter of fiscal 2008 compared to 24 senior living communities in the second quarter of fiscal 2007 along with increases in contingent rent on certain leases.

•	Stock-based compensation increased $35,000 in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 primarily due to the award of additional restricted shares to certain employees and directors of the Company.

•	Depreciation and amortization expense increased $0.3 million primarily as a result of an increase in depreciation expense at the Company’s 50 consolidated communities of $0.2 million along with depreciation expense associated with the Company new information systems which were put into service on January 1, 2008.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures.
Other income and expense.
•	Interest income reflects interest earned on investment of cash balances and interest earned on escrowed funds. Interest income decreased $0.1 million primarily due to lower interest rates in the current fiscal year.

•	Interest expense decreased $0.2 million to $3.0 million in the second quarter of 2008 compared to $3.2 million in the comparable period of 2007. This decrease in interest expense primarily results from slightly lower debt outstanding during second quarter of fiscal 2008 compared to the second quarter of fiscal.

•	Other expense/income in the second quarter of fiscal 2008 and 2007 relates to the Company’s equity in the earnings/losses of unconsolidated affiliates, which represents the Company’s share of the earnings/losses on its investments in SHPII/CSL, Midwest I and Midwest II. During the second quarter of fiscal 2007, Midwest I and Midwest II finalized their purchase price allocation, on the eight communities they acquired in fiscal 2006, resulted in a noncash charge of $0.3 million being recognized by the Company. The final purchase price allocation resulted in more of the purchase price being allocated to assets with shorter economic lives which resulted in additional depreciation and amortization expense.
Provision for income taxes.
Provision for income taxes for the second quarter of fiscal 2008 was $0.8 million or 38.3% of income before taxes compared to a provision for income taxes of $0.4 million, or 36.7% of income before taxes, for the second quarter of fiscal 2007. The effective tax rates for the second quarter of 2008 and 2007 differ from the statutory tax rates because of state income taxes and permanent tax differences. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. At June 30, 2008, no valuation allowance was considered necessary based on this evaluation.
Net income/loss.
As a result of the foregoing factors, the Company reported net income of $1.2 million for the three months ended June 30, 2008 compared to a net income of $0.8 million for the three months ended June 30, 2007.
Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007
Revenues.
Total revenues were $97.5 million for the six months ended June 30, 2008 compared to $93.1 million for the six months ended June 30, 2007 representing an increase of approximately $4.4 million or 4.8%. This increase in revenue is primarily the result of a $2.6 million increase in resident and healthcare revenue, an increase in affiliated management services revenue of $2.0 million offset by a decrease in unaffiliated management services revenue of $0.1 million and a decrease in community reimbursement revenue of $0.1 million.
•	Resident and healthcare revenue increased $2.6 million or 3.2% as a result of an increase of $0.5 million from the addition of the Whitley Place community along with an increase in the average monthly rent of 5.5% at the Company’s consolidated communities offset by a decrease in occupancy at the Company’s consolidated communities of 3.1%. The Company consolidated 50 communities in the first six months of fiscal 2008 compared to 49 communities in the first six months of fiscal 2007.

•	Affiliated management services revenue increased due primarily to an increase in development and pre-marketing fees of $1.9 million. The Company earned $2.0 million in development and pre-marketing fees on three communities under development in the six months ended June 30, 2008 compared to development fee revenue of $0.1 million on one community under development in the six months ended June 30, 2007.

•	The decrease in unaffiliated management services revenue primarily results from the management of two communities owned by third parties in the six months ended June 30, 2008 compared to three communities in the six months ended June 30, 2007.

•	Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements.
Expenses.
Total expenses were $88.0 million in the first six months of fiscal 2008 compared to $83.8 million in the first six months of fiscal 2007, representing an increase of $4.2 million or 5.0%. This increase is primarily the result of a $2.0 million increase in operating expenses, a $1.0 million increase in general and administrative expenses, a $0.7 million increase in facility lease expense, a $13,000 increase in stock-based compensation and a $0.6 million increase in depreciation and amortization expense offset by a $0.1 million decrease in community reimbursement expense.

•	Operating expenses increased $2.0 million or 3.8% primarily due to an increase of $0.6 million from the addition of the Whitley Place community along with an increase in operating expenses at the Company’s other communities of $1.4 million. The primary increases in operating expense include an increase in labor and benefit costs of $1.2 million, an increase in property taxes of $0.3 million, an increase in utility costs of $0.2 million along with an increase of $0.3 in other community operating costs.

•	General and administrative expenses increased $1.0 million primarily due to an increase in health insurance claims of $0.3 million, due diligence costs of $0.4 million related to potential acquisitions and developments that the Company terminated, along with an increase in other general and administrative costs of $0.3 million.

•	Facility lease expenses increased $0.7 million primarily due to the Company leasing 25 senior living communities in the first six months of fiscal 2008 compared to 24 senior living communities in the first six months of fiscal 2007 along with increases in contingent rent on certain leases.

•	Stock-based compensation increased $13,000 in the first six months of fiscal 2008 compared to the first six months of fiscal 2007 primarily due to the award of additional restricted shares to certain employees and directors of the Company.

•	Depreciation and amortization expense increased $0.6 million primarily as a result of an increase in depreciation expense at the Company’s 50 consolidated communities of $0.4 million along with depreciation expense associated with the Company new information systems which were put into service on January 1, 2008.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures.
Other income and expense.
•	Interest income reflects interest earned on investment of cash balances and interest earned on escrowed funds. Interest income decreased $0.1 million primarily due to lower interest rates in the current fiscal year.

•	Interest expense decreased $0.4 million to $6.1 million in the first six months of 2008 compared to $6.5 million in the comparable period of 2007. This decrease in interest expense primarily results from slightly lower debt outstanding during fiscal 2008 compared to fiscal 2007 along with a lower average interest rate in the current fiscal year compared to the prior year.

•	Gain on sale of assets in the first six months of fiscal 2008 represents gains associated with the sale of two parcels of land of $0.7 million and the amortization of a deferred gain on the sale of the Richmond Heights land in fiscal 2007 to a joint venture in which the Company has an equity interest offset by a $0.1 million impairment adjustment on a parcel of land, located in Fort Wayne, Indiana, which is classified as held for sale. Gain on sale of assets in the six months of fiscal 2007 represents the recognition of a gain of $0.1 million related to the sale of a parcel of land located in Baton Rouge, Louisiana and a gain on the sale of a treasury rate lock agreement.

•	Other expense/income in the first six months of fiscal 2008 and 2007 relates to the Company’s equity in the earnings/losses of unconsolidated affiliates, which represents the Company’s share of the earnings/losses on its investments in SHPII/CSL, Midwest I and Midwest II. During the second quarter of fiscal 2007, Midwest I and Midwest II finalized their purchase price allocation on the eight communities they acquired, resulting in a noncash charge of $0.3 million being recognized by the Company. The final purchase price allocation resulted in more of the purchase price being allocated to assets with shorter economic lives which resulted in additional depreciation and amortization expense.
Provision for income taxes.
Provision for income taxes for the first six months of fiscal 2008 was $1.7 million or 38.3% of income before taxes compared to a provision for income taxes of $1.0 million, or 37.7% of income before taxes, for the first six months of fiscal 2007. The effective tax rates for the first six months of 2008 and 2007 differ from the statutory tax rates because of state income taxes and permanent tax differences. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. At June 30, 2008, no valuation allowance was considered necessary based on this evaluation.

Net income/loss.
As a result of the foregoing factors, the Company reported net income of $2.7 million for the six months ended June 30, 2008 compared to a net income of $1.7 million for the six months ended June 30, 2007.
Liquidity and Capital Resources
In addition to approximately $26.1 million of cash balances on hand as of June 30, 2008, the Company’s principal sources of liquidity are expected to be cash flows from operations, proceeds from the sale of assets, cash flows from SHPII/CSL, Midwest I and Midwest II and/or additional debt refinancing. The Company expects its available cash and cash flows from operations, proceeds from the sale of assets, and cash flows from SHPII/CSL, Midwest I and Midwest II to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company from time to time considers and evaluates transactions related to its portfolio including refinancings, purchases and sales, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.
In summary, the Company’s cash flows were as follows (in thousands):

	Six Months Ended
	June 30,
	2008	2007
Net cash provided by operating activities	$8,017	$4,408
Net cash used in investing activities	(3,042)	(1,639)
Net cash used in financing activities	(2,266)	(4,045)

Net increase (decrease) in cash and cash equivalents	2,709	(1,276)

Operating Activities
The net cash provided by operating activities for the first six months of fiscal 2008 primarily results from net income of $2.7 million, net non-cash charges of $5.7 million, an decrease in prepaid and other assets of $1.5 million, an increase in accounts payable and accrued expenses of $0.6 million and a decrease in federal and state income taxes receivable of $0.8 million offset by an increase in accounts receivable of $2.9 million and an increase in other assets of $0.2 million, and a decrease in customer deposits of $0.2 million. The net cash provided by operating activities for the first six months of fiscal 2007 primarily results from net income of $1.7 million, net non-cash charges of $6.1 million, a decrease in accounts receivable of $0.4 million and a decrease in other assets of $1.4 million offset by an increase in property tax and insurance deposits of $0.2 million, an increase in prepaid and other assets of $2.8 million, an increase in income tax receivable of $1.4 million, a decrease in accounts payable and accrued expenses of $0.5 million, and a decrease in customer deposits of $0.3 million.
Investing Activities
The net cash used in investing activities for the first six months of fiscal 2008 primarily results from capital expenditures of $3.6 million, net investments in joint ventures of $0.9 million offset by proceeds from the sale of two parcels of land, one in Carmichael, California and the other in Lincoln, Nebraska, for $1.4 million. The net cash used in investing activities for the first six months of fiscal 2007 primarily results from capital expenditures of $3.0 million, net investments in joint ventures of $0.1 million offset by proceeds from the sale of two parcels of land for $1.1 million and proceeds from a final distribution from BRE/CSL of $0.4 million.
Financing Activities
The net cash used in financing activities for the first six months of fiscal 2008 primarily results from net repayments of notes payable of $2.3 million. The net cash used in financing activities for the first six months of fiscal 2007 primarily results from net repayments of notes payable of $3.6 million, deferred loan cost paid in connection with the refinancing of five communities of $0.8 million offset by proceeds from the issuance of common stock of $0.2 million, excess tax benefits on the issuance of common stock of $0.1 million and proceeds from the sale of the Company’s treasury rate lock of $0.1 million.

Debt Transactions / Refinancings
In May 2008, the Company financed $1.5 million in insurance premiums at a fixed interest rate of 3.75%. The insurance loan will be repaid in 12 equal payments of principal and interest payments of approximately $0.1 million.
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
Recent Developments
On May 29, 2008, the Company announced that a Special Committee of its Board of Directors had engaged Banc of America Securities LLC as its financial advisor to assist the Special Committee in exploring and considering a range of strategic alternatives for the Company. There can be no assurance, however, that this process will result in a transaction.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of June 30, 2008, the Company had $192.6 million in outstanding debt comprised solely of fixed rate debt instruments. In addition, as of June 30, 2008, the Company had $214.0 million in future lease obligations with contingent rent increases based on changes in the consumer price index.
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
Interest Rate Cap, Lock and Swap Agreements
Effective January 31, 2005, the Company entered into an interest rate cap agreement with a commercial bank to reduce the impact of increases in interest rates on the Company’s variable rate loans. The interest rate cap agreement effectively limited the interest rate exposure on the notional amount to a maximum LIBOR of 5%, as long as one-month LIBOR is less than 7%. If one-month LIBOR is greater than 7%, the agreement effectively limited the interest rate on the same notional amount to a maximum LIBOR of 7%. This interest rate cap agreement had a notional amount of $33 million and was sold in May 2007, resulting in net proceeds of $0.1 million and a gain on sale of approximately $28,000. During the six months ended June 30, 2007, the Company received $37,000 under the terms of this interest rate cap agreement and recorded the amount received as a reduction in interest expense. The cost of this agreement was being amortized to interest expense over the life of the agreement.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
As of June 30, 2008, we had mortgage and other indebtedness totaling approximately $192.6 million. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover required interest and principal payments. Any payment or other default could cause the applicable lender to foreclose upon the communities securing the indebtedness with a consequent loss of income and asset value to us. Further, because some of our mortgages contain cross-default and cross-collateralization provisions, a payment or other default by us with respect to one community could affect a significant number of our other communities.
We have significant operating lease obligations and our failure to generate cash flows sufficient to cover these lease obligations could result in defaults under the lease agreements.
As of June 30, 2008, we leased 25 communities with future lease obligations totaling approximately $214.0 million, with minimum lease obligations of $27.6 million in fiscal 2008. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover these required operating lease obligations. Any payment or other default under any such lease could result in the termination of the lease, with a consequent loss of income and asset value to us. Further, because our leases contain cross-default provisions, a payment or other default by us with respect to one leased community could affect all of our other leased communities with related lessors. Certain of our leases contain various financial and other restrictive covenants, which could limit our flexibility in operating our business. Failure to maintain compliance with the lease obligations as set forth in our lease agreements could have a material adverse impact us.
Our failure to comply with financial covenants and other restrictions contained in debt instruments and lease agreements could result in the acceleration of the related debt or lease obligations.
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
At June 30, 2008, we managed two senior living communities for third parties and 12 senior living communities for joint ventures in which we have a minority interest pursuant to multi-year management agreements. The management agreements generally have initial terms of five years, subject to certain renewal rights. Under these agreements we provide management services to third party and joint venture owners to operate senior living communities and have provided, and may in the future provide, management and consulting services to third parties on market and site selection, pre-opening sales and marketing, start-up training and management services for facilities under development and construction. In most cases, either party to the agreements may terminate them upon the occurrence of an event of default caused by the other party. In addition, subject to our rights to cure deficiencies, community owners may terminate us as manager if any licenses or certificates necessary for operation are revoked, or if we have a change of control. Also, in some instances, a community owner may terminate the management agreement relating to a particular community if we are in default under other management agreements relating to other communities owned by the same community owner or its affiliates. In addition, in certain cases the community owner may terminate the agreement upon 30 days’ notice to us in the event of a sale of the community. In those agreements, which are terminable in the event of a sale of the community, we have certain rights to offer to purchase the community. The termination of a significant portion of our management agreements could have a material adverse effect on our business, financial condition and results of operations.
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
We are currently developing three communities in three separate joints ventures with affiliates of Prudential. As part of development agreements, we are obligated to meet certain completion and costs guarantees. We are or will be providing pre-opening marketing services for each of the communities and upon completion we will manage the three communities owned by the joint ventures. Under the terms of the joint venture agreements with Prudential covering the three communities, we will be obligated to meet certain cash flow targets and failure to meet these cash flow targets could result in termination of the management agreements.
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
Not Applicable
Item 3. DEFAULTS UPON SENIOR SECURITIES.
Not Applicable
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Company’s Annual Meeting of Stockholders was held on May 15, 2008 (the “Annual Meeting”). At the Annual Meeting, the stockholders voted to re-elect three directors of the Company, Lawrence A. Cohen, Craig F. Hartberg and Peter L. Martin, to hold office until the annual meeting to be held in 2011 or until each person’s successor is duly elected and qualified. The other directors whose terms continued after the Annual Meeting are Keith N. Johannessen, Jill M. Krueger, Harvey I. Hanerfeld, James A. Moore Dr. Victor W. Nee and James A. Stroud.
A total of 24,260,793 shares were represented at the Annual Meeting in person or by proxy.
The number of shares that were voted for and that were withheld from each of the director nominees were as follows:

Director Nominee	For	Withheld
Lawrence A. Cohen	23,992,290	268,503
Craig F. Hartberg	24,009,294	251,499
Peter L. Martin	24,009,194	251,599
The stockholders ratified Ernst & Young LLP as the Company’s independent accountants with 24,248,752 shares cast for ratification, 12,041 shares cast against and no shares abstaining from voting.
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
Ralph A. Beattie
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
Date: August 5, 2008

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