Form 10-K
period 2008-12-31
CAPITAL SENIOR LIVING CORP
filed 2009-03-12
CIK 1043000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the 24,384,608 shares of the Registrant’s common stock, par value $0.01 per share (‘Common Stock‘), held by nonaffiliates (defined to exclude all executive officers and directors) on December 31, 2008, based upon the closing price of the Registrant’s Common Stock as reported by the New York Stock Exchange on June 30, 2008, was approximately $183.9 million. As of March 6, 2009, the Registrant had 26,929,094 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant’s definitive proxy statement pertaining to the 2009 Annual Meeting of Stockholders (the “Proxy Statement”) and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A is incorporated herein by reference into Part III.

CAPITAL SENIOR LIVING CORPORATION

PART I

ITEM 1.	BUSINESS.

Overview

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company and its predecessors have provided senior living services since 1990. As of December 31, 2008, the Company operated 64 senior living communities in 23 states with an aggregate capacity of approximately 9,500 residents, including 38 senior living communities which the Company either owned or in which the Company had an ownership interest, 25 senior living communities that the Company leased and one senior living community it managed for a third party. As of December 31, 2008, the Company also operated one home care agency. During 2008, approximately 94% of total revenues for the senior living communities operated by the Company were derived from private pay sources.

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

According to the American Senior Housing Association Senior Housing Construction Trends Report for 2008, 12% of the senior housing supply in the 100 largest metro areas of the United States (excluding Honolulu, HI) are assisted living units, 9% are independent living units, 39% are skilled nursing units, 17% are continuing care retirement units (“CCRC”), 3% are memory care units and 20% relate to age restricted senior apartments. The largest 100 metro areas contain approximately 65% of the total United States population, 62% of the age 65+ population, and 61% of the age 75+ population, according to the most recent population projections from the United States Census Bureau.

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

Demographics

The primary market for the Company’s senior living services is comprised of persons aged 75 and older. This age group is one of the fastest growing segments of the United States population and is expected to grow from 18.3 million in 2006 to approximately 32.6 million in 2030. The population of seniors aged 85 and over is expected to grow from approximately 5.0 million in 2006 to approximately 8.9 million by 2030 representing an increase of approximately 78%. As the number of persons aged 75 and over continues to grow, the Company believes that there will be corresponding increases in the number of persons who need assistance with ADLs.

Senior Affluence

The average net worth of senior citizens is higher than non-senior citizens, partially as a result of accumulated equity through home ownership. The Company believes that a substantial portion of the senior population has historically accumulated significant resources available for their retirement and long-term care needs. The Company’s target population is comprised of moderate to upper income seniors who have, either directly or indirectly through familial support, the financial resources to pay for senior living communities, including an assisted living alternative to traditional long-term care. However, recent volatility and downturns in the housing, financial, and credit markets could negatively affect the timing and ability of senior citizens to relocate into our communities which could have a significant impact on our business, financial condition, cash flows, and results of operations.

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

Operating Strategy

The Company’s operating strategy is to provide quality senior living services to its residents while achieving and sustaining a strong, competitive position within its chosen markets, as well as continuing to enhance the performance of its operations. The Company is implementing its operating strategy principally through the following methods.

Provide a Broad Range of Quality Personalized Care

Central to the Company’s operating strategy is its focus on providing quality care and services that are personalized and tailored to meet the individual needs of each community resident. The Company’s residences and services are designed to provide a broad range of care that permits residents to “age in place” as their needs change and as they develop further physical or cognitive frailties. By creating an environment that maximizes resident autonomy and provides individualized service programs, the Company seeks to attract seniors at an earlier stage, before they need the higher level of care provided in a skilled nursing facility. The Company also maintains a comprehensive quality assurance program designed to ensure the satisfaction of its residents and their family members. The Company conducts annual resident satisfaction surveys that allow residents at each community to express whether they are “very satisfied,” “satisfied” or “dissatisfied” with all major areas of a community, including, housekeeping, maintenance, activities and transportation, food service, security and management. In 2008 and 2007, the Company achieved 95% and 94% overall approval ratings, respectively, from the residents’ satisfaction surveys.

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

Independent Living Services

The Company provides independent living services to seniors who typically do not yet need assistance or support with ADLs, but who prefer the physical and psychological comfort of a residential community that offers health care and other services. As of December 31, 2008, the Company had ownership interests in 28 communities, leased 14 communities and managed one community that provide independent living services, with an aggregate capacity for approximately 6,500 residents.

Independent living services provided by the Company include daily meals, transportation, social and recreational activities, laundry, housekeeping and 24-hour staffing. The Company also fosters the wellness of its residents by offering access to health screenings (such as blood pressure checks), periodic special services (such as influenza inoculations), dietary and similar programs, as well as ongoing exercise and fitness classes. Classes are given by health care professionals to keep residents informed about health and disease management. Subject to applicable government regulation, personal care and medical services are available to independent living residents through either the community staff or through the Company’s agency or other independent home care agencies. The Company’s independent living residents pay a fee ranging from $1,155 to $5,545 per month, in general, depending on the specific community, program of services, size of the unit and amenities offered. The Company’s contracts with its independent living residents are generally for a term of one year and are typically terminable by either party, under certain circumstances, upon 30 days notice.

Assisted Living Services

The Company offers a wide range of assisted living care and services, including personal care services, 24 hour staffing, support services, and supplemental services. As of December 31, 2008, the Company had ownership interests in 17 communities and leased 15 communities that provide assisted living services, which include communities that have independent living and other services, with an aggregate capacity for approximately 2,300 residents. The residents of the Company’s assisted living residences generally need help with some or all ADLs, but do not require the more acute medical care traditionally given in nursing homes. Upon admission to the Company’s assisted living communities, and in consultation with the resident, the resident’s family and medical consultants, each resident is assessed to determine his or her health status, including functional abilities and need for personal care services. The resident also completes a lifestyles assessment to determine the resident’s preferences. From these assessments, a care plan is developed for each resident to ensure that all staff members who render care meet the specific needs and preferences of each resident where possible. Each resident’s care plan is reviewed periodically to determine when a change in care is needed.

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

The Company’s assisted living residents pay a fee ranging from $1,900 to $7,100 per month, in general, depending on the specific community, the level of personal care services, support service and supplemental services provided to the resident, size of the unit and amenities offered.

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

Continuing Care Retirement Community Services

In its continuing care retirement communities, the Company provides traditional long-term care through 24-hour-per-day skilled nursing care by registered nurses, licensed practical nurses and certified nursing assistants as well as assisted living and independent living care. The Company also offers a comprehensive range of restorative nursing and rehabilitation services in its communities including, but not limited to, physical, occupational, speech and medical social services. The Company’s residents receiving skilled nursing services pay fees ranging from $4,560 to $10,790 per month, in general, depending on the specific community and the level of care provided. As of December 31, 2008, the Company had ownership interests in one community and leased one community providing a continuum of care that includes skilled nursing services with an aggregate capacity for approximately 700 residents at all levels of care at those two communities.

Home Care Services

As of December 31, 2008, the Company provided home care services to clients at one senior living community through the Company’s home care agency and made home care services available to clients at a majority of its senior living communities through third-party providers. The Company believes that the provision of private pay, home care services is an attractive adjunct to its independent living services because it allows the Company to provide more services to its residents as they age in place and increases the length of stay in the Company’s communities. In addition, the Company makes available to residents certain customized physician, dentistry, podiatry and other health-related services that may be offered by third-party providers.

Operating Communities

The table below sets forth certain information with respect to senior living communities operated by the Company as of December 31, 2008.

			Resident Capacity(1)					Commencement
Community		Units	IL	AL	CCRC	Total	Ownership(2)	of Operations(3)

Owned:
Canton Regency	Canton, OH	291	—	—	310	310	100%	03/91
Gramercy Hill	Lincoln, NE	148	83	77	—	160	100%	10/98
Heatherwood	Detroit, MI	158	188	—	—	188	100%	01/92
Independence Village	East Lansing, MI	151	162	—	—	162	100%	08/00
Independence Village	Peoria, IL	158	173	—	—	173	100%	08/00
Independence Village	Raleigh, NC	165	177	—	—	177	100%	08/00
Independence Village	Winston-Salem, NC	156	161	—	—	161	100%	08/00
Sedgwick Plaza	Wichita, KS	144	134	35	—	169	100%	08/00
Waterford at Columbia	Columbia, SC	120	136	—	—	136	100%	11/00
Waterford at Deer Park	Deer Park, TX	120	136	—	—	136	100%	11/00

			Resident Capacity(1)					Commencement
Community		Units	IL	AL	CCRC	Total	Ownership(2)	of Operations(3)

Waterford at Edison Lakes	South Bend, IN	120	136	—	—	136	100%	12/00
Waterford at Fairfield	Fairfield, OH	120	136	—	—	136	100%	11/00
Waterford at Fort Worth	Fort Worth, TX	151	174	—	—	174	100%	06/00
Waterford at Highland Colony	Jackson, MS	120	136	—	—	136	100%	11/00
Waterford at Huebner	San Antonio, TX	120	136	—	—	136	100%	04/99
Waterford at Ironbridge	Springfield, MO	119	136	—	—	136	100%	06/01
Waterford at Mansfield	Mansfield, OH	119	136	—	—	136	100%	10/00
Waterford at Mesquite	Mesquite, TX	154	174	—	—	174	100%	09/99
Waterford at Pantego	Pantego, TX	120	136	—	—	136	100%	12/00
Waterford at Plano	Plano, TX	136	111	45	—	156	100%	12/00
Waterford at Shreveport	Shreveport, LA	117	136	—	—	136	100%	03/99
Waterford at Thousand Oaks	San Antonio, TX	120	136	—	—	136	100%	05/00
Wellington at Arapaho	Richardson, TX	137	109	45	—	154	100%	05/02
Wellington at North Richland Hills, TX	North Richland Hills, TX	119	136	—	—	136	100%	01/02
Wellington at Oklahoma City	Oklahoma City, OK	120	136	—	—	136	100%	11/00

		3,503	3,414	202	310	3,926
Leased:
Ventas:
Amberleigh	Buffalo, NY	267	394	—	—	394	N/A	01/92
Cottonwood Village	Cottonwood, AZ	163	135	47	—	182	N/A	03/91
Crown Pointe	Omaha, NE	132	163	—	—	163	N/A	08/00
Georgetowne Place	Fort Wayne, IN	162	247	—	—	247	N/A	10/05
Harrison at Eagle Valley(4)	Indianapolis, IN	124	138	—	—	138	N/A	03/91
Rose Arbor	Maple Grove, MN	137	107	72	—	179	N/A	06/06
Towne Centre	Merrillville, IN	327	—	—	345	345	N/A	03/91
Villa Santa Barbara	Santa Barbara, CA	125	87	38	—	125	N/A	08/00
West Shores	Hot Springs, AR	137	135	32	—	167	N/A	08/00
Whitley Place	Keller, TX	47	—	65	—	65	N/A	02/08

HCP:
Atrium of Carmichael	Sacramento, CA	152	156	—	—	156	N/A	01/92
Covenant Place of Abilene	Abilene, TX	50	—	55	—	55	N/A	08/04
Covenant Place of Burleson	Burleson, TX	74	—	80	—	80	N/A	08/04
Covenant Place of Waxahachie	Waxahachie, TX	50	—	55	—	55	N/A	08/04
Crescent Place	Cedar Hill, TX	80	—	85	—	85	N/A	11/05
Crescent Point	Cedar Hill, TX	112	134	—	—	134	N/A	08/04
Crosswood Oaks	Sacramento, CA	121	127	—	—	127	N/A	01/92
Good Place	North Richland Hills, TX	72	—	80	—	80	N/A	08/04
Meadow Lakes	North Richland Hills, TX	120	145	—	—	145	N/A	08/04
Tesson Heights	St. Louis, MO	184	140	58	—	198	N/A	10/98
Veranda Club	Boca Raton, FL	189	235	—	—	235	N/A	01/92
Charlotte Square	Charlotte, NC	73	—	109	—	109	N/A	12/06
Chesapeake Place	Chesapeake, VA	87	—	106	—	106	N/A	12/06
Greenville Place	Greenville, SC	87	—	107	—	107	N/A	12/06
Myrtle Beach Estates	Myrtle Beach, SC	80	—	98	—	98	N/A	12/06

		3,152	2,343	1,087	345	3,775

			Resident Capacity(1)					Commencement
Community		Units	IL	AL	CCRC	Total	Ownership(2)	of Operations(3)

Affiliates:
SHPIII/CSL Miami	Miamisburg, OH	146	151	45	—	196	10%	08/08
SHPII/CSL:
Libertyville	Libertyville, IL	197	171	50	—	221	5%	03/01
Naperville	Naperville, IL	193	166	48	—	214	5%	01/01
Summit	Summit, NJ	88	—	98	—	98	5%	11/00
Trumbull	Trumbull, CT	150	117	48	—	165	5%	09/00
Midwest I
The Waterford at Ames	Ames, IA	59	—	116	—	116	11%	02/06
The Waterford at Miracle Hills	Omaha, NE	64	—	74	—	74	11%	03/06
The Waterford at Roxbury Park	Omaha, NE	62	—	70	—	70	11%	02/06
The Waterford at Van Dorn	Lincoln, NE	68	—	84	—	84	11%	02/06
The Waterford at Woodbridge	Plattsmouth, NE	40	—	45	—	45	11%	02/06
Midwest II
Keepsake Village of Columbus	Columbus, IN	42	—	42	—	42	15%	08/06
The Hearth at Prestwick	Avon, IN	132	—	144	—	144	15%	08/06
The Hearth at Windermere	Fishers, IN	126	—	133	—	133	15%	08/06

		1367	605	997	—	1,602
Managed:
Harding Place	Searcy, AR	115	148	—	—	148	N/A	08/04

		8,137	6,510	2,286	655	9,451

(1)	Independent living (IL) residences, assisted living (AL) residences and continuing care retirement community (CCRC) beds.

(2)	Those communities shown as 5% owned consist of the Company’s ownership of 5% of the member interests in SHPII/CSL (as defined below). The community shown as 10% owned consist of the Company’s ownership of 10% of the member interest in SHPIII/CSL Miami. Those communities shown as 11% owned consist of the Company’s ownership of approximately 11% of the member interests in Midwest I. Those communities shown as 15% owned consist of the Company’s ownership of 15% of the member interests in Midwest II.

(3)	Indicates the date on which the Company acquired or commenced operating the community. The Company operated certain of its communities pursuant to management agreements prior to acquiring interests in or leasing the communities.

(4)	The Company’s home care agency is on-site at The Harrison at Eagle Valley community.

Management Contracts

The Company is party to a series of property management agreements (the “Midwest I Agreements”) to manage five communities acquired by Midwest Portfolio Holdings, L.P. (“Midwest I”), a joint venture owned approximately 89% by GE Healthcare Financial Services (“GE Healthcare”) and approximately 11% by the Company. The Midwest I Agreements are for an initial term of five years and the agreements contain automatic one year renewals thereafter. The Midwest I Agreements generally provide for a management fee of 5% of gross revenues.

The Company is party to a series of property management agreements (the “Midwest II Agreements”) to manage three communities acquired by Midwest Portfolio Holdings II, L.P. (“Midwest II”), a joint venture owned approximately 85% by GE Healthcare and approximately 15% by the Company. The Midwest II Agreements are for an initial term of five years and the agreements contain automatic one year renewals thereafter. The Midwest II Agreements generally provide for a management fee of 5% of gross revenues.

The Company is party to a series of property management agreements with CGI Management, Inc. (the “CGIM Agreements). During fiscal 2008, the Company managed two communities under the CGIM Agreements. The CGIM Agreements generally provide for management fees of 5% to 6% of gross revenues, subject to certain base management fees.

The Company is party to a series of property management agreements (the “SHPII/CSL Management Agreements”) with four joint ventures (collectively “SHPII/CSL”) owned 95% by Senior Housing Partners II, L.P. (“SHPII”), a fund managed by Prudential Real Estate Investors (“Prudential”) and 5% by the Company, which collectively own and operate four senior living communities (collectively the “Spring Meadows Communities”). The SHPII/CSL Management Agreements extend until various dates through November 2014. The SHPII/CSL Management Agreements generally provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities.

The Company is party to a series of property management agreements (the “SHPIII/CSL Management Agreements”) with three joint ventures (collectively “SHPIII/CSL”) owned 90% by Senior Housing Partners III, L.P. (“SHPIII”), a fund managed by Prudential Investment Management, Inc. (“Prudential Investment”) and 10% by the Company, which will collectively develop, own and operate three senior living communities. During fiscal 2008, the Company managed one community for which development was complete under the SHPIII/CSL Management Agreements. The SHPIII/CSL Management Agreements are for an initial term of ten years from the date the certificate of occupancy is issued and generally provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities.

Development Agreements

In May 2007, the Company and SHPIII entered into a joint venture agreement (“SHPIII/CSL Miami”) to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community consists of 101 independent living units and 45 assisted living units and opened in August 2008. As of December 31, 2008, the Company had made capital contributions of $0.8 million to the joint venture. The Company accounts for its investment in SHPIII/CSL Miami under the equity method of accounting and the Company recognized a loss in the equity of SHPIII/CSL Miami of $0.1 million in fiscal 2008. The Company earned $0.3 million and $0.7 million in development fees from SHPIII/CSL Miami in fiscal 2008 and 2007, respectively. In addition, the Company earned $0.1 million in pre-marketing fees and $0.1 million in management fees on the community in fiscal 2008.

In November 2007, the Company and SHPIII entered into a joint venture agreement (“SHPIII/CSL Richmond Heights”) to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 97 independent living units and 45 assisted living units and is expected to open in the first half of fiscal 2009. As of December 31, 2008, the Company had made capital contributions of $0.8 million to SHPIII/CSL Richmond Heights. The Company earned $1.0 million and $0.1 million in development fees from SHPIII/CSL Richmond Heights in fiscal 2008 and 2007, respectively. In addition, the Company earned $0.1 million in pre-marketing fees on the community in fiscal 2008.

In December 2007, the Company and SHPIII entered into a joint venture agreement (“SHPIII/CSL Levis Commons”) to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 101 independent living units and 45 assisted living units and is expected to open in the first half of fiscal 2009. As of December 31, 2008, the Company had made capital contributions of $0.8 million to SHPIII/CSL Levis Commons. The Company earned $1.1 million and $22,000 in development fees from SHPIII/CSL Levis Commons in fiscal 2008 and 2007, respectively. In addition, the Company earned $0.1 million in pre-marketing fees on the community in fiscal 2008.

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

The following are the principal elements of the Company’s growth strategy:

Organic Growth

The Company intends to continue to focus on the lease-up of its non-stabilized communities and to increase its occupancy, rents and operating margins of its stabilized communities. The Company continually seeks to maintain and improve occupancy rates by: (i) retaining residents as they “age in place” by extending optional care and service programs; (ii) attracting new residents through the on-site marketing programs focused on residents and family members; (iii) aggressively seeking referrals from professional community outreach sources, including area religious organizations, senior social service programs, civic and business networks, as well as the medical community; and (iv) continually refurbishing and renovating its communities. Since 2004, our same community revenue has grown at an average rate of 5.3% per annum and our same community net operating income has grown at an average rate of 8.7% per annum.

Expansion and Conversion of Existing Communities

The Company intends to increase levels of care and capacity at certain of its existing communities through expansion and/or conversion of certain units. Increasing our levels of care and capacity is expected to increase revenue and operating income while meeting the needs of our residents who have an average age of 85 years old.

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

Regional Management

The Company provides oversight and support to each of its senior living communities through experienced regional and district managers. A district manager will oversee the marketing and operations of three to six communities clustered in a small geographic area. A regional manager will cover a larger geographic area consisting of seven to twelve communities. In most cases, the district and regional managers will office out of the Company’s senior living communities. Currently, there are regional managers based in the Northeast, Central Plains, Midwest, Southwest and West regions.

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

Resident and Resident’s Family Input.  On a routine basis, the Company provides residents and their family members the opportunity to provide valuable input regarding the day-to-day delivery of services. On-site management at each community has fostered and encouraged active resident councils and resident committees who meet independently. These resident bodies meet with on-site management on a monthly basis to offer input and suggestions as to the quality and delivery of services. Additionally, at each community the Company conducts annual resident satisfaction surveys to further monitor the satisfaction levels of both residents and their family members. These surveys are sent directly to a third party firm for tabulation then to the Company’s corporate headquarters for distribution to onsite staff. For 2008 and 2007, the Company achieved a 95% and a 94% approval ratings, respectively, from its residents. For any departmental area of service scoring below a 90%, a plan of correction is developed jointly by on-site, regional and corporate staff for immediate implementation.

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

Government Regulation

Changes in existing laws and regulations, adoption of new laws and regulations and new interpretations of existing laws and regulations could have a material effect on the Company’s operations. Failure by the Company to comply with applicable regulatory requirements could have a material adverse effect on the Company’s business, financial condition, cash flows, and results of operations. Accordingly, the Company monitors legal and regulatory developments on local and national levels.

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

Employees

As of December 31, 2008, the Company employed 3,871 persons, of which 2,013 were full-time employees (62 of whom are located at the Company’s corporate offices) and 1,858 were part-time employees. None of the Company’s employees are currently represented by a labor union and the Company is not aware of any union organizing activity among its employees. The Company believes that its relationship with its employees is good.

Executive Officers and Key Employees

The following table sets forth certain information concerning each of the Company’s executive officers and key employees as of December 31, 2008:

Name	Age	Position(s) with the Company

Lawrence A. Cohen	55	Chief Executive Officer and Vice Chairman of the Board
James A. Stroud	58	Chairman of the Board
Keith N. Johannessen	52	President and Chief Operating Officer
Ralph A. Beattie	59	Executive Vice President and Chief Financial Officer
Rob L. Goodpaster	55	Vice President — National Marketing
David W. Beathard, Sr.	61	Vice President — Operations
David R. Brickman	50	Vice President Secretary and General Counsel
Glen H. Campbell	64	Vice President — Development
Gloria Holland	41	Vice President — Finance
Jerry D. Lee	48	Corporate Controller
Robert F. Hollister	53	Property Controller

Lawrence A. Cohen has served as one of our directors and as Vice Chairman of the Board since November 1996. He has served as our Chief Executive Officer since May 1999 and was our Chief Financial Officer from November 1996 to May 1999. From 1991 to 1996, Mr. Cohen served as President and Chief Executive Officer of Paine Webber Properties Incorporated, which controlled a real estate portfolio having a cost basis of approximately $3.0 billion, including senior living facilities of approximately $110.0 million. Mr. Cohen serves on the boards of various charitable organizations and was a founding member and is on the executive committee of the Board of Directors of the American Seniors Housing Association. Mr. Cohen has earned a Masters in Law, is a licensed attorney and is also a Certified Public Accountant. Mr. Cohen has had positions with businesses involved in senior living for 24 years.

James A. Stroud has served as one of our directors and officers since January 1986. Effective as of December 31, 2008, Mr. Stroud resigned as Chairman of the Company, however he currently continues to serve as the Chairman of the Board. Mr. Stroud also serves on the board of directors of various educational and charitable organizations and in varying capacities with several trade organizations, including as an Owner/Operator Advisory Group member to the National Investment Conference. Mr. Stroud has served as a member of the Founder’s Council and Leadership Counsel of the Assisted Living Federation of America and as a Founding Sponsor of The Johns Hopkins University Senior Housing and Care Program. Mr. Stroud was the past President and a member of the Board of Directors of the National Association for Senior Living Industry Executives. He was also a Founder of the Texas Assisted Living Association and served as a member of its Board of Directors. Mr. Stroud has earned a Masters in Law, is a licensed attorney and is also a Certified Public Accountant. Mr. Stroud has had positions with businesses involved in senior living for 24 years.

Keith N. Johannessen has served as President of the Company and its predecessors since March 1994, and previously served as Executive Vice President from May 1993 until February 1994. Mr. Johannessen has served as a director and Chief Operating Officer since May 1999. From 1992 to 1993, Mr. Johannessen served as Senior Manager in the health care practice of Ernst & Young LLP. From 1987 to 1992, Mr. Johannessen was Executive Vice President of Oxford Retirement Services, Inc. Mr. Johannessen has served on the State of the Industry and Model Assisted Living Regulations Committees of the American Seniors Housing Association. Mr. Johannessen has been active in operational aspects of senior housing for 30 years.

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

Rob L. Goodpaster has served as Vice President — National Marketing of the Company and its predecessors since December 1992. From 1990 to 1992, Mr. Goodpaster was National Director for Marketing for Autumn America, an owner and operator of senior housing facilities. Mr. Goodpaster has been active in professional industry associations and formerly served on the Board of Directors for the National Association for Senior Living Industries. Mr. Goodpaster has been active in the operational, development and marketing aspects of senior housing for 32 years.

David W. Beathard, Sr. has served as Vice President — Operations of the Company and its predecessors since August 1996. From 1992 to 1996, Mr. Beathard owned and operated a consulting firm, which provided operational, marketing, and feasibility consulting regarding senior housing facilities. Mr. Beathard has been active in the operational, sales and marketing, and construction oversight aspects of senior housing for 35 years.

David R. Brickman has served as Vice President and General Counsel of the Company and its predecessors since July 1992 and has served as Secretary of the Company since May 2007. From 1989 to 1992, Mr. Brickman served as in-house counsel with LifeCo Travel Management Company, a corporation that provided travel services to U.S. corporations. Mr. Brickman has also earned a Masters of Business Administration and a Masters in Health Administration and currently serves on the Board of Advisors for the Southern Methodist University Corporate Counsel Symposium. Mr. Brickman has either practiced law or performed in-house counsel functions for 22 years.

Glen H. Campbell has served as Vice President — Development of the Company since September 1997. From 1990 to 1997 Mr. Campbell served as Vice President of Development for Greenbrier Corporation, an assisted living development and management company. From 1985 to 1990 Mr. Campbell served as Director of Facility Management for Retirement Corporation of America. Mr. Campbell has been active in the design and development of retirement communities for 34 years.

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

Jerry D. Lee, a Certified Public Accountant, who had served as Corporate Controller since April 1999, resigned from the Company effective January 2, 2009. Prior to joining the Company, Mr. Lee served as the Senior Vice President of Finance, from 1997 to 1999, for Universal Sports America, Inc., a company that produced sporting events and provided sports marketing services for collegiate conferences and universities. From 1984 to 1997, Mr. Lee held various accounting management positions with Haggar Clothing Company. Mr. Lee is a member of the Financial Executives International, the American Institute of Certified Public Accountants and is also a member of the Texas Society of Certified Public Accountants.

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

New York Stock Exchange Certification and SEC Certifications

In May 2008, as required in Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the Chief Executive Officer of the Company certified to the New York Stock Exchange that he was not aware of any violations by the Company of New York Stock Exchange corporate governance listing standards. The certifications of the Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 of this Form 10-K annual report.

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

As of December 31, 2008, we had mortgage and other indebtedness totaling approximately $189.6 million. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover required interest and principal payments. Any payment or other default could cause the applicable lender to foreclose upon the communities securing the indebtedness with a consequent loss of income and asset value to us. Further, because some of our mortgages contain cross-default and cross-collateralization provisions, a payment or other default by us with respect to one community could affect a significant number of our other communities.

We have significant operating lease obligations and our failure to generate cash flows sufficient to cover these lease obligations could result in defaults under the lease agreements.

As of December 31, 2008, we leased 25 communities with future lease obligations totaling approximately $206.2 million, with minimum lease obligations of $28.6 million in fiscal 2009. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover these required operating lease obligations. Any payment or other default under any such lease could result in the termination of the lease, with a consequent loss of income and asset value to us. Further, because our leases contain cross-default provisions, a payment or other default by us with respect to one leased community could affect all of our other leased communities with related lessors. Certain of our leases contain various financial and other restrictive covenants, which could limit our flexibility in operating our business. Failure to maintain compliance with the lease obligations as set forth in our lease agreements could have a material adverse impact on us.

Our failure to comply with financial covenants and other restrictions contained in debt instruments and lease agreements could result in the acceleration of the related debt or lease or in the exercise of other remedies.

Our outstanding indebtedness and leases are secured by our communities, and, in certain cases, a guaranty by one or more of our subsidiaries. Therefore, an event of default under the outstanding indebtedness or leases, subject to cure provisions in certain instances, would give the respective lenders or lessors, as applicable, the right to declare all amounts outstanding to be immediately due and payable, terminate the lease, or foreclose on collateral securing the outstanding indebtedness and leases.

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

Our ability to obtain such financing or refinancing on terms acceptable to us could have a material adverse effect on our business, financial condition, cash flows, and results of operations. Our ability to meet our long-term capital requirements, including the repayment of certain long-term debt obligations, will depend, in part, on our ability to obtain additional financing or refinancings on acceptable terms from available financing sources, including through the use of mortgage financing, joint venture arrangements, by accessing the debt and/or equity markets and possibly through operating leases or other types of financing, such as lines of credit. Recent turmoil in the financial markets has severely restricted the availability of funds for borrowing and may make it more difficult or costly for us to raise capital. There can be no assurance that financing or refinancings will be available or that, if available, will be on terms acceptable to us. Moreover, raising additional funds through the issuance of equity securities could cause existing stockholders to experience dilution and could adversely affect the market price of our common stock. The disruptions in the financial markets have had and may continue to have a significant adverse effect on the market value of our common stock and other adverse effects on us and our business. Our inability to obtain additional financing or refinancings on terms acceptable to us could delay or eliminate some or all of our growth plans, necessitate the sales of assets at unfavorable prices or both, and would have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Any future floating rate debt and lease obligations could expose us to rising interest rates.

Future indebtedness and lease obligations, if applicable, may be based on floating interest rates prevailing from time to time. Therefore, increases in prevailing interest rates could increase in the future our interest or lease payment obligations and could in the future have a material adverse effect on our business, financial condition, cash flows, and results of operations.

We cannot assure that we will be able to effectively manage our growth.

We intend to expand our operations, directly or indirectly, through the acquisition of existing senior living communities, the expansion of some of our existing senior living communities, the development of new senior living communities and/or through an increase in the number of communities which we manage under management agreements. The success of our growth strategy will depend, in large part, on our ability to implement these plans and to effectively operate these communities. If we are unable to manage our growth effectively, our business, financial condition, cash flows, and results of operations may be adversely affected.

We cannot assure that we will attempt to, or be able to, acquire additional senior living communities, develop new senior living communities or expand existing senior living communities.

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

Approximately 94% of our total revenues from communities that we operated were attributable to private pay sources and approximately 6% of our revenues from these communities were attributable to reimbursements from Medicare and Medicaid during fiscal 2008. We expect to continue to rely primarily on the ability of residents to pay for our services from their own or family financial resources. The current unfavorable economic conditions in the housing, financial, and credit markets, inflation, or other circumstances that adversely affect the ability of the elderly to pay for our services could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

We are subject to risks related to third-party management agreements.

At December 31, 2008, we managed one senior living community for a third party and 13 senior living communities for joint ventures in which we have a minority interest pursuant to multi-year management agreements. The management agreements generally have initial terms of five years, subject to certain renewal rights. Under these agreements we provide management services to third party and joint venture owners to operate senior living communities and have provided, and may in the future provide, management and consulting services to third parties on market and site selection, pre-opening sales and marketing, start-up training and management services for facilities under development and construction. In most cases, either party to the agreements may terminate them upon the occurrence of an event of default caused by the other party. In addition, subject to our rights to cure deficiencies, community owners may terminate us as manager if any licenses or certificates necessary for operation are revoked, or if we have a change of control. Also, in some instances, a community owner may terminate the management agreement relating to a particular community if we are in default under other management agreements relating to other communities owned by the same community owner or its affiliates. In addition, in certain cases the community owner may terminate the agreement upon 30 days’ notice to us in the event of a sale of the community. In those agreements, which are terminable in the event of a sale of the community, we have certain rights to offer to purchase the community. The termination of a significant portion of our management agreements could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

We are currently developing two communities and recently opened a third community, which are owned in three separate joint ventures with affiliates of Prudential. As part of development agreements, we are obligated to meet certain completion and costs guarantees. We will provide per-opening marketing services for each of the communities and upon completion we will manage the three communities owned by the joint ventures. Under the terms of the joint venture agreements with Prudential covering the three communities, we are obligated to meet certain cash flow targets and failure to meet these cash flow targets could result in termination of the management agreements.

All of the management agreements with the joint ventures contain termination and renewal provisions. We do not control these joint venture decisions covering termination or renewal. Performance of the above obligations or termination or non-renewal of the management agreements could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

We depend on the services of our executive officers for our management. The loss of some of our executive officers and the inability to attract and retain qualified management personnel could affect our ability to manage our business and could adversely affect our business, financial condition, cash flows, and results of operations.

A significant increase in our labor costs could have a material adverse effect on us.

We compete with other providers of senior living services with respect to attracting and retaining qualified management personnel responsible for the day-to-day operations of each of our communities and skilled personnel responsible for providing resident care. A shortage of nurses or trained personnel may require us to enhance our wage and benefits package in order to compete in the hiring and retention of these personnel or to hire more expensive temporary personnel. We also will be dependent on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. No assurance can be given that our labor costs will not increase, or that, if they do increase, they can be matched by corresponding increases in rates charged to residents. Any significant failure by us to control our labor costs or to pass on any increased labor costs to residents through rate increases could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at the property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean up costs incurred by those parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants, and liability under these laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The costs of investigation, remediation or removal of the substances may be substantial, and the presence of the substances, or the failure to properly remediate the property, may adversely affect the owner’s ability to sell or lease the property or to borrow using the property as collateral. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or remediation of the substances at the disposal or treatment facility, whether or not the facility is owned or operated by the person. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. If we become subject to any of these claims the costs involved could be significant and could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

The executive and administrative offices of the Company are located at 14160 Dallas Parkway, Suite 300, Dallas, Texas 75254, and consist of approximately 26,000 square feet. The lease on the premises extends through May 2013. The Company believes that its corporate office facilities are adequate to meet its requirements through at least fiscal 2009 and that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate operations. The Company also leases executive office space in New York, New York pursuant to an annual lease agreement.

As of December 31, 2008, the Company owned, leased and/or managed the senior living communities referred to in Item 1 above under the caption “Operating Communities.”

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s security holders during the fourth quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

Market Information and Holders

The Company’s shares of common stock are listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “CSU”. The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s common stock, as reported on the NYSE. At March 6, 2009 there were approximately 150 stockholders of record of the Company’s common stock.

	2008		2007
Year	High	Low	High	Low

First Quarter	$9.97	$6.32	$11.78	$9.65
Second Quarter	8.95	7.36	12.22	9.41
Third Quarter	8.78	6.41	10.10	7.61
Fourth Quarter	7.59	1.94	10.12	7.68

Dividends

It is the policy of the Company’s Board of Directors to retain all future earnings to finance the operation and expansion of the Company’s business and the funding of the Company’s stock repurchase program. Accordingly, the Company has not and does not anticipate declaring or paying cash dividends on the common stock in the foreseeable future. The payment of cash dividends in the future will be at the sole discretion of the Company’s Board of Directors and will depend on, among other things, the Company’s earnings, operations, capital requirements, financial condition, restrictions in then existing financing agreements, and other factors deemed relevant by the Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans.

The following table presents information relating to the Company’s equity compensation plans as of December 31, 2008:

Number of Securities
	Number of Securities to	Weighted-Average	Remaining Available for
	be Issued Upon	Exercise Price of the	Future Issuance Under
	Exercise of Outstanding	Outstanding	Equity Compensation Plans
	Options, Warrants and	Options, Warrants	(Excluding Securities
Plan Category	Rights	and Rights	Reflected in First Column)

Equity compensation plans approved by security holders	895,334	$4.83	2,431,000
Equity compensation plans not approved by security holders	—	—	—

Total	895,334	$4.83	2,431,000

Performance Graph

The following Performance Graph shows the changes for the five year period ended December 31, 2008 in the value of $100 invested in: (1) the Company’s common stock; (2) the Standard & Poor’s Broad Market Index (the “S&P 500”); and (3) the common stock of the Peer Group (as defined below) of companies, whose returns represent the arithmetic average of such companies. The values with each investment as of the beginning of each year are based on share price appreciation and the reinvestment with dividends on the respective ex-dividend dates.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Capital Senior Living Corporation, The S&P 500 Index,
And A Peer Group

*	$100 invested on 12/31/03 in stock & index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

The preceding graph assumes $100 invested at the beginning of the measurement period, including reinvestment of dividends, in the Company’s common stock, the S&P 500, and the Peer Group was plotted using the following data:

	Cumulative Total Returns
	12/03	12/04	12/05	12/06	12/07	12/08
Capital Senior Living Corporation	100.00	96.26	175.85	180.95	168.88	50.68

S & P 500	100.00	110.88	116.33	134.70	142.10	89.53

Peer Group	100.00	126.17	181.92	241.22	175.76	38.92

The Company’s Peer Group consists of Assisted Living Concepts, Brookdale Senior Living, Inc., Emeritus Corporation, Five Star Quality Care, Inc., and Sunrise Senior Living, Inc.

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

	At and for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Statements of Operations Data:
Total revenues(1)	$193,274	$189,052	$159,070	$126,404	$108,935
Income from operations(2)	17,015	20,006	14,068	11,066	6,731
Net income (loss)	3,724	4,360	(2,600)	(5,354)	(6,758)
Net income (loss) per share:
Basic income (loss) per share	0.14	0.17	(0.10)	(0.21)	(0.27)
Diluted income (loss) per share	$0.14	$0.16	$(0.10)	$(0.21)	$(0.27)
Balance Sheet Data:
Cash and cash equivalents	$25,880	$23,359	$25,569	$21,831	$19,515
Working capital (deficit)(3)	13,799	12,919	15,331	10,860	(22,289)
Total assets	388,120	390,053	394,488	434,051	431,175
Long-term debt, excluding current portion	177,541	185,733	196,647	252,733	219,526
Shareholders’ equity	$155,149	$150,157	$144,084	$145,415	$149,547
Other Data:
Communities (at end of period)
Owned or leased	50	49	48	36	29
Joint ventures & managed	14	15	16	19	25

Total	64	64	64	55	54
Resident capacity:
Owned or leased	7,701	7,636	7,551	6,247	4,831
Joint ventures & managed	1,750	1,908	1,993	2,668	3,837

Total	9,451	9,544	9,544	8,915	8,668

(1)	Total revenues for 2004 — 2005 were revised to include community reimbursement revenue. The amounts included as community reimbursement revenue were $21,174 and $15,673 for fiscal 2005 and 2004, respectively, which had no impact on income from operations.

(2)	Income from operations for fiscal 2007, 2006 and 2005 was revised to reduce facility lease costs to include amortization of deferred gains on sales of assets of $3,243, $2,401, and $104 respectively, which had no impact on net income.

(3)	Working capital for fiscal 2007 and 2006 was revised to reclassify capital replacement reserves and certain escrow deposits of $220 and $76, respectively, from current assets to other assets, which had no impact on total assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

The following discussion and analysis addresses (i) the Company’s results of operations on a historical consolidated basis for the years ended December 31, 2008, 2007 and 2006, and (ii) liquidity and capital resources of the Company and should be read in conjunction with the Company’s historical consolidated financial statements and the selected financial data contained elsewhere in this report.

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

As of December 31, 2008, the Company operated 64 senior living communities in 23 states with an aggregate capacity of approximately 9,500 residents, including 38 senior living communities which the Company either owned or in which the Company had an ownership interest, 25 senior living communities that the Company leased and one senior living community it managed for a third party. As of December 31, 2008, the Company also operated one home care agency.

Significant Financial and Operational Highlights

The Company primarily derives its revenue by providing senior living and healthcare services to the elderly and managing senior living communities for other healthcare providers and under joint venture arrangements. Despite unfavorable economic conditions in the housing, financial and credit markets and a weakening overall economy during 2008, the Company was able to grow total revenue approximately 2.2%, of which approximately 89.0% of these revenues consisted of senior living and healthcare services.

During 2008, the Company sold two parcels of land, one in Carmichael, CA, and the other in Lincoln, NE, for approximately $1.4 million, net of closing costs, resulting in a gain on sale of approximately $0.7 million.

During 2008, total expenses increased $7.2 million primarily due to the addition of a new senior living community, labor and benefit cost adjustments, retirement and separation benefits paid to development department employees, write-offs of accumulated due diligence and expansion costs for projects no longer being pursued, increases in facility lease expenses combined with increases in contingent rent on certain leases, and increased depreciation and amortization for consolidated communities and leasehold improvements.

Despite the increases that occurred in expenses during fiscal 2008, the Company was able to repay $10.0 million of its outstanding debt obligations, further reducing its exposure to the volatility in the credit markets. These repayments combined with the note refinancings that occurred in fiscal 2007 and 2006 to fixed rate debt enabled the Company to reduce interest expense by approximately $0.5 million in fiscal 2008.

During 2008, the Company entered into a lease on the Whitley Place community located in Keller, TX. The Company has leased this community for a ten-year term with two five-year renewal options. Additionally, effective December 15, 2008, the Mountain Creek management contract was terminated by CGIM.

During 2008, the Company announced that a Special Committee of its Board of Directors (“the Special Committee”) had engaged Banc of America Securities LLC (“BAS”) as its financial advisor to assist the Special Committee in exploring and considering a range of strategic alternatives for the Company that would enhance shareholder value. BAS is a nationally recognized investment banking firm with expertise in the senior living industry and is prominent in both healthcare and real estate. The strategic alternatives explored by BAS included the following considerations: (A) a sale of the Company for cash or stock, (B) a going private transaction, (C) a restructuring of the Company’s portfolio, which may include sales and/or acquisitions of assets, (D) a merger with a private company in which the Company’s stockholders may or may not retain a majority equity interest in the surviving entity, (E) the institution of a share buyback or dividend (recurring or extraordinary), (F) the execution of the Company’s existing business plan without alteration, and (G) any other alternative or combination of alternatives that has the potential to enhance shareholder value. Subsequent to December 31, 2008, the Special Committee recommended, and the Company’s Board of Directors approved, the implementation of a stock repurchase program of up to $10 million of the Company’s common stock. Under the stock repurchase program, the Company is authorized to repurchase shares of its common stock in the open market and in privately negotiated transactions. The timing and extent to which the Company may repurchase its shares of common stock will depend upon market conditions and other corporate considerations. The Company anticipates that it will finance the stock repurchase program with available cash. The strategic alternatives review process has not led to a material modification in the operational direction of the Company or a change in management style or intent.

The senior living industry has been negatively impacted by unfavorable conditions in the housing, credit and financial markets and by deteriorating conditions in the overall economy, generally resulting in lower than anticipated occupancy rates. During 2008, in response to these conditions, the Company announced that it plans to suspend new development activities until economic conditions improve following the opening of two senior housing communities in the first half of 2009. Consequently, the Company is taking steps to reduce overhead in conjunction with these revised plans and has eliminated three related positions in the development area as of December 31, 2008. While the Company is excluding development from its 2009 Business Plan, it continues to focus on occupancy increases, improvement in rental rates, expense management and growth in net operating income per unit; increasing levels of care through conversions; and other opportunities to enhance shareholder value. Additionally, this will provide an opportunity for the Company to shift its focus to renovating and updating the amenities at existing senior living communities currently owned and operated.

Management Agreements

As of December 31, 2008, the Company managed 13 communities owned by joint ventures in which the Company has a minority interest and one community owned by a third party. For communities owned by joint ventures and third parties, the Company typically receives a management fee of 5% of gross revenues. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community.

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

Lease Transactions

The Company currently leases 25 senior living communities with certain real estate investment trusts (“REITs”). The lease terms are generally for ten years with renewal options for 10-20 years at the Company’s option. Under these lease agreements the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes.

As of December 31, 2008, the Company leased ten senior living facilities (collectively the “Ventas Lease Agreements’), from Ventas Healthcare Properties, Inc. (“Ventas”). The Ventas Lease Agreements each have an initial term of approximately ten years, with two five-year renewal extensions available at the Company’s option. The initial lease rate under each of the Ventas Lease Agreements range from 7.75% to 8% and are subject to certain conditional escalation clauses which will be recognized when estimatable or incurred. The initial terms on the Ventas Lease Agreements expire on various dates through January 2018. The Company incurred $2.2 million in lease acquisition costs related to the Ventas Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10 year lease terms and are included in facility lease expense in the Company’s statement of operations. The Company accounts for each of the Ventas Lease Agreements as operating leases.

As of December 31, 2008, the Company leased 15 senior living facilities (collectively the “HCP Lease Agreements”), from HCP, Inc. (“HCP”). The HCP Lease Agreements each have an initial term of ten years, with two ten year renewal extensions available at the Company’s option. The initial lease rate under the HCP Lease Agreements range from 7.25% to 8% and are subject to certain conditional escalation clauses, which will be recognized when estimatable or incurred. The initial terms on the HCP Lease Agreements expire on various dates through December 2017. The Company incurred $1.5 million in lease acquisition costs related to the HCP Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10 year lease terms and are included in facility lease expense in the Company’s statement of operations. The Company accounts for each of the HCP Lease Agreements as operating leases.

The following table summarizes each of the Company’s lease agreements (dollars in millions):

						Lease	Deferred
		Number of	Value of		Initial	Acquisition	Gains/Lease
Landlord	Date of Lease	Communities	Transaction	Term	Lease Rate(1)	Costs(2)	Concessions(3)

Ventas	September 30, 2005	6	$84.6	10 years (Two five-year renewals)	8%	$1.3	$4.6
Ventas	October 18, 2005	1	19.5	10 years (Two five-year renewals)	8%	0.2	—
Ventas	March 31,2006	1	29.0	10 years (Two five-year renewals)	8%	0.1	14.3
Ventas	June 8, 2006	1	19.1	9.5 years (Two five-year renewals)	8%	0.4	—
Ventas	January 31, 2008	1	5.0	10 years (Two five-year renewals)	7.75%	0.2	—
HCP	May 1, 2006	3	54.0	10 years (Two ten-year renewals)	8%	0.2	12.8
HCP	May 31, 2006	6	43.0	10 years (Two ten-year renewals)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	10 years (Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	10 years (Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	10 years (Two ten-year renewals)	7.25%	0.1	—

Subtotal						3.7	32.3
Accumulated amortization						(1.0)	—
Accumulated deferred gain recognized						—	(9.1)

Net lease acquisition costs/deferred gains as of December 31, 2008						$2.7	$23.2

(1)	Initial lease rates are subject to conditional lease escalation provisions as forth in each lease agreement.

(2)	Lease acquisition costs are being amortized over the leases’ initial term.

(3)	Deferred gains of $31.7 million and lease concessions of $0.6 million are being recognized in the Company’s statement of operations as a reduction in facility rent expense over the leases’ initial term. Lease concessions relate to the HCP transaction on May 31, 2006.

Joint Venture Transactions

Midwest I Transaction

In January 2006, the Company and GE Healthcare formed Midwest I to acquire five senior housing communities from a third party. Midwest I is owned approximately 89% by GE Healthcare and 11% by the Company. As of December 31, 2008, the Company has contributed $2.7 million for its interest in Midwest I. Midwest I paid approximately $46.9 million for the five communities. The five communities comprise 293 assisted living units with a resident capacity of 389. The Company manages the five acquired communities under long-term management agreements with Midwest I. The Company accounts for its investment in Midwest I under the equity method of accounting and the Company recognized earnings in the equity of Midwest I of $0.2 million and $8,000 for fiscal 2008 and 2007, respectively, and a loss in the equity of Midwest I of $9,000 for fiscal 2006. The Company earned $0.5 million in management fees on the Midwest I communities in both fiscal 2008 and 2007 and $0.4 million in management fees on the Midwest I communities in fiscal 2006.

Midwest II Transaction

In August 2006, the Company and GE Healthcare formed Midwest II to acquire three senior housing communities from a third party. Midwest II is owned approximately 85% by GE Healthcare and 15% by the Company. As of December 31, 2008, the Company has contributed $1.6 million for its interest in Midwest II. Midwest II paid approximately $38.2 million for the three communities. The three communities comprise 300 assisted living and memory care units with a resident capacity of 319. The Company manages the three acquired communities under long-term management agreements with Midwest II. The Company accounts for its investment in Midwest II under the equity method of accounting and the Company recognized a loss in the equity of Midwest II of $0.1 million, $0.3 million and $0.1 million for fiscal 2008, 2007 and 2006, respectively. The Company earned $0.5 million in management fees on the Midwest II communities in both fiscal 2008 and 2007 and $0.2 million in management fees on the Midwest I communities in fiscal 2006.

SHPII/CSL Transactions

In November 2004, the Company formed SHPII/CSL with SHPII. Effective as of November 30, 2004, SHPII/CSL acquired the Spring Meadows Communities which have a combined capacity of 698 residents. As of December 31, 2008, the Company has contributed $1.3 million for its interests in SHPII/CSL. The Company manages the Spring Meadows Communities under long-term management contracts with SHPII/CSL. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.3 million for both fiscal 2008 and 2007 and $0.1 million for fiscal 2006. The Company earned $1.2 million in management fees on the SHPII/CSL communities in both fiscal 2008 and 2007 and $1.1 million in management fees on the SHPII/CSL communities in fiscal 2006.

SHP III Transactions

In May 2007, the Company and SHPIII entered into SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community consists of 101 independent living units and 45 assisted living units and was opened in August 2008. As of December 31, 2008, the Company has contributed $0.8 million to SHPIII/CSL Miami for its 10% interest. The Company accounts for its investment in SHPIII/CSL Miami under the equity method of accounting and the Company recognized a loss in the equity of SHPIII/CSL Miami of $0.1 million for fiscal 2008. The Company earned $0.2 million and $0.7 million in development fees from SHPIII/CSL Miami in fiscal 2008 and 2007, respectively. In addition, the Company earned $0.1 million in pre-marketing fees and $0.1 million in management fees on the community in fiscal 2008.

In November 2007, the Company and SHPIII entered into SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 97 independent living units and 45 assisted living units and is expected to open in the first half of 2009. As of December 31, 2008, the Company has contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest and will account for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting. The Company earned $1.0 million and $0.1 million in development fees from SHPIII/CSL Richmond Heights in fiscal 2008 and 2007, respectively. In addition, the Company earned $0.1 million in pre-marketing fees on the community in fiscal 2008.

In December 2007, the Company and SHPIII entered into SHPIII/CSL Levis Commons to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 101 independent living units and 45 assisted living units and is expected to open in the first half of 2009. As of December 31, 2008, the Company has contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest and will account for its investment in SHPIII/CSL Levis Commons under the equity method of accounting. The Company earned $1.1 million and $22,000 in development fees from SHPIII/CSL Levis Commons in fiscal 2008 and 2007, respectively. In addition, the Company earned $0.1 million in pre-marketing fees on the community in fiscal 2008.

CGIM Transaction

In August 2004, the Company acquired from Covenant Group of Texas, Inc. (“Covenant”) all of the outstanding stock of Covenant’s wholly owned subsidiary, CGIM. The Company paid approximately $2.3 million in cash (including closing costs of approximately $0.1 million) and issued a non-interest bearing note with a fair value of approximately $1.1 million (face amount $1.4 million discounted at 5.7%), subject to various adjustments set forth in the purchase agreement, to acquire all of the outstanding stock of CGIM. The note was due in three installments of approximately $0.3 million, $0.4 million and $0.7 million due on the first, third and fifth anniversaries of the closing, respectively, subject to reduction if the management fees earned from the third party owned communities with various terms are terminated and not replaced by substitute agreements during the period, and certain other adjustments. This acquisition resulted in the Company assuming the management contracts on 14 senior living communities with a combined resident capacity of approximately 1,800 residents. The acquisition was accounted for as a purchase and the entire purchase price of $3.5 million was allocated to management contract rights. The Company’s first installment payment under the Covenant note was reduced by $0.2 million under the terms of the stock purchase agreement and the $0.2 million installment reduction was recorded as an adjustment to the purchase price. The second installment, which was due on August 15, 2007, was reduced by $0.4 million, resulting in no amount due to Covenant and a reduction in the Company’s note payable to Covenant of approximately $0.3 million, which was reflected as management fee income in the Company’s consolidated statement of operations. In addition, under the terms of the purchase agreement, the Company has the right to recapture certain contingent payments made to Covenant if the Company did not receive the required minimum management fee income set forth in the purchase agreement. As a result of these provisions, the Company recorded a receivable and management fee income of approximately $0.4 million. During the fourth quarter of fiscal 2007, Covenant paid this receivable and executed an amendment to the stock purchase agreement releasing the Company from any future obligations under the Company’s note payable to Covenant. As a result, the Company recognized additional management fee income of approximately $0.6 million in the fourth quarter of fiscal 2007. As of December 31, 2008, the Company managed one community under the management agreement with CGIM.

BRE/CSL Transactions

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

Community Refinancings and Other Debt Transactions

On December 1, 2008, the Company renewed certain insurance policies and entered into a finance agreement totaling $2.7 million. The finance agreement has a fixed interest rate of 4.78% with principal being repaid over a 10-month term.

On November 21, 2008, the Company repaid the Lehman Brothers’ (“Lehman”) acquisition financing non-interest bearing note in its entirety for a total cost of $3.5 million.

On October 31, 2008 and 2007, the Company renewed certain insurance policies and entered into finance agreements totaling $0.5 million and $0.6 million, respectively. The finance agreements have fixed interest rates of 4.78% and 5.50%, respectively, with principal being repaid over 10-month terms.

On May 31, 2008 and 2007, the Company renewed certain insurance policies and entered into finance agreements totaling $1.5 million and $4.5 million, respectively. The finance agreements have fixed interest rates of 3.75% and 5.60%, respectively, with principal being repaid over 10-month terms.

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

Recent Events

On January 22, 2009, the Special Committee of the Board of Directors recommended, and the Company’s Board of Directors approved, the implementation of a stock repurchase program for up to $10 million of the Company’s common stock. Under the stock repurchase program, the Company is authorized to repurchase shares of its common stock in the open market and in privately negotiated transactions. The timing and extent to which the Company may repurchase its shares of common stock will depend upon market conditions and other corporate considerations. The Company anticipates that it will finance the stock repurchase program with available cash. As of March 9, 2009, the Company has purchased 272,200 shares at a total cost of $0.7 million.

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

Revenues from the Medicare and Medicaid programs accounted for approximately 6% of the Company’s revenue in fiscal 2008, 2007 and 2006. Six communities are providers of services under Medicaid programs. Accordingly, the communities are entitled to reimbursement under the foregoing program at established rates that are lower than private pay rates. Patient service revenue for Medicaid patients is recorded at the reimbursement rates as the rates are set prospectively by the state upon the filing of an annual cost report. Two communities are providers of services under the Medicare program and are entitled to payment under the foregoing programs in amounts determined based on rates established by the federal government.

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

Management services revenue is recognized when earned. Management services revenue relates to providing certain management and administrative support services under management contracts, which currently have terms expiring through 2018. The Company’s management contracts include contingent management services revenue, usually based on exceeding certain gross revenue targets. These contingent revenues are recognized based on actual results according to the calculations specified in the various management agreements.

Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements.

Investments in Joint Ventures

The Company accounts for its investments in joint ventures under the equity method of accounting. The Company is the general partner in two partnerships and owns member interests in seven other joint ventures. The Company has not consolidated these joint venture interests because the Company has concluded that the limited partners or the other members of each joint venture has substantive kick-out rights or substantive participating rights as defined in EITF Issue 04-05 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” (“EITF 04-05”) Under the equity method of accounting, the Company records its investments in joint ventures at cost and adjusts such investments for its share of earnings and losses of the joint venture.

Assets Held for Sale

Assets are classified as held for sale when the Company has committed to selling the asset and believes that it will be disposed of within one year. The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The Company has one parcel of land classified as held for sale at December 31, 2008. The fair value of this property is generally determined based on market rates, industry trends and recent comparable sales transactions. The actual sales price of this asset could differ significantly from the Company’s estimate.

Lease Accounting

The Company determines whether to account for its leases as either operating, capital or financing leases depending on the underlying terms of the lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of December 31, 2008, the Company leased 25 communities and classified each of the leases as an operating lease. The Company incurs lease acquisition costs and amortizes these costs over the term of the lease agreement. Facility lease expense in the Company’s statement of operations includes rent expense plus amortization expense relating to leasehold acquisition costs.

Certain leases entered into by the Company qualified as sale/leaseback transactions under the provisions of Financial Accounting Standard No. 98 (“FAS 98”) and as such any related gains have been deferred and are being amortized over the lease term. The amortization of the deferred gains is included in facility lease expense in the statement of operations.

Long-Lived Assets

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives are 10 to 40 years for buildings and building improvements, 3 to 10 years for leasehold improvements, 5 to 20 years for land improvements and 5 to 10 years for furniture, equipment and automobiles.

At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers internal factors such as net operating losses along with external factors relating to each asset, including contract changes, local market developments, and other publicly available information. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount the carrying value exceeds the fair market value, generally based on discounted cash flows, of the long-lived asset. The Company analyzed certain long-lived assets with operating losses, under the undiscounted cash flow method, for impairment. The Company does not believe there are any material indicators that would require, and the cash flow analysis did not require, an adjustment to the carrying value of the property and equipment or their remaining useful lives as of December 31, 2008 and 2007.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“FAS 109”) and Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). Under FIN 48, the Company is required to recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. The Company has evaluated future expectations of net income and various tax planning strategies that it believes are both prudent and feasible including various strategies to utilize net built-in gains on the Company’s appreciated assets. The Company believes based upon this analysis that the realization of the net deferred tax asset is reasonably assured and therefore has not provided for a valuation allowance. The Company is not subject to income tax examinations for tax years prior to 2004.

Recently Issued Accounting Standards

FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. The Company adopted FAS 157 on January 1, 2008 and elected to defer the provisions of FAS 157 for its nonfinancial assets and liabilities. Under the provisions of FAS 157 nonfinancial assets and liabilities will be subject to the provisions of FAS 157 on January 1, 2009. The Company’s adoption of FAS 157 did not have a material effect on the Company’s consolidated financial statements.

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

FASB Statement No. 141(R) “Business Combinations” (“FAS 141(R)”) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of FAS 141(R) on the Company’s consolidated financial statements will depend upon the nature, terms and size of any acquisitions the Company consummates after the effective date.

FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” This FSP is effective for the Company on January 1, 2009 and requires all presented prior-period earnings per share data to be adjusted retrospectively. The Company’s adoption of FSP 03-6-1 on January 1, 2009, did not have a significant impact on the Company’s consolidated financial statements.

Results of Operations

The following tables set forth, for the periods indicated, selected historical consolidated statements of income data in thousands of dollars and expressed as a percentage of total revenues.

	Year Ended December 31,
	2008		2007		2006
	$	%	$	%	$	%

Revenues:
Resident and healthcare revenue	$172,025	89.0%	$167,563	88.6%	$139,456	87.7%
Unaffiliated management services revenue	194	0.1%	1,591	0.8%	994	0.6%
Affiliated management services revenue	4,882	2.5%	3,117	1.7%	1,767	1.1%
Community reimbursement income	16,173	8.4%	16,781	8.9%	16,853	10.6%

Total revenues	193,274	100.0%	189,052	100.0%	159,070	100.0%
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization shown below)	107,315	55.5%	103,804	54.9%	89,184	56.1%
General and administrative expenses	13,654	7.1%	12,046	6.4%	11,420	7.2%
Facility lease expense	25,057	13.0%	23,811	12.6%	14,209	8.9%
Provision for bad debts	556	0.3%	330	0.2%	121	0.1%
Stock-based compensation	1,036	0.5%	979	0.5%	870	0.5%
Depreciation and amortization	12,468	6.5%	11,295	6.0%	12,345	7.8%
Community reimbursement expense	16,173	8.4%	16,781	8.9%	16,853	10.6%

Total expenses	176,259	91.2%	169,046	89.4%	145,002	91.2%

Income from operations	17,015	8.8%	20,006	10.6%	14,068	8.8%
Other income (expense):
Interest income	422	0.2%	674	0.4%	843	0.5%
Interest expense	(12,217)	(6.3)%	(12,763)	(6.8)%	(16,610)	(10.4)%
Gain on sale of properties	681	0.4%	108	0.1%	94	0.1%
Write-down of assets held for sale	(134)	(0.1)%	—	—%	—	—%
Write-off of deferred loan costs	—	—%	(538)	(0.3)%	(1,867)	(1.2)%
Other (expense) income	270	0.1%	(37)	0.0%	(37)	0.0%

Income (loss) before income taxes	6,037	3.1%	7,450	3.9%	(3,509)	(2.2)%
(Provision) benefit for income taxes	(2,313)	(1.2)%	(3,090)	(1.6)%	909	0.6%

Net income (loss)	$3,724	1.9%	$4,360	2.3%	$(2,600)	(1.6)%

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Revenues.

Total revenues were $193.3 million for the year ended December 31, 2008 compared to $189.1 million for the year ended December 31, 2007, representing an increase of approximately $4.2 million or 2.2%. This increase in revenue is primarily the result of a $4.4 million increase in resident and healthcare revenue and a $1.8 million increase in affiliated management services revenue offset by a decrease in unaffiliated management services revenue of $1.4 million and a $0.6 million decrease in community reimbursement revenue.

•	Resident and healthcare revenue increased $4.4 million or 2.7% from the addition of the Whitley Place community which was leased from HCP on January 31, 2008 combined with an increase in the average monthly rent of 4.0% at the Company’s consolidated communities offset by a decrease in occupancy at the Company’s consolidated communities of 3.4%. The Company consolidated 50 communities in fiscal 2008 compared to 49 communities in fiscal 2007.

•	Affiliated management services revenue increased $1.8 million due to an increase in development and pre-marketing fees. The Company earned development and pre-marketing fees on three communities under development of $2.5 million in fiscal 2008 compared to $0.9 in fiscal 2007.

•	Unaffiliated management services revenue decreased $1.4 million due to the recovery of management fees of $0.4 million from Covenant, the reduction of a contingent note payable to Covenant of $0.9 million under the provisions of the CGIM purchase and sale agreement, and additional management fees of $0.1 million in fiscal 2007. The Company managed two communities owned by third parties throughout most of fiscal 2008 compared to three communities managed in fiscal 2007.

•	Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements.

Expenses.

Total expenses were $176.3 million in fiscal 2008 compared to $169.0 million in fiscal 2007, representing an increase of $7.2 million or 4.3%. This increase is primarily the result of a $3.5 million increase in operating expenses, a $1.6 million increase in general and administrative expenses, a $0.1 million increase in stock-based compensation, a $1.2 million increase in facility lease expense, an increase of $0.2 million in bad debt expense, and a $1.2 million increase in depreciation and amortization expense offset by and a decrease in community reimbursement expense of $0.6 million.

•	Operating expenses increased $3.5 million or 3.4% due to an increase of $0.8 million from the addition of the Whitley Place community along with an increase in operating expenses at the Company’s other communities of $2.7 million. The primary increases in operating expenses at the Company’s other communities include an increase in labor and benefit costs of $1.9 million, an increase in utility costs of $0.5 million, an increase in provision for doubtful accounts of $0.2 million, along with an increase of $0.3 million in taxes.

•	General and administrative expenses increased $1.6 million primarily due to $0.6 million in costs incurred for the retirement of the Chairman of the Company and separation of development department employees, write-offs of accumulated due diligence and expansion costs of $0.6 million related to potential acquisitions and developments that the Company terminated, along with an increase in other general and administrative costs of $0.4 million.

•	Facility lease expenses increased $1.2 million primarily due to the Company leasing 25 senior living communities in fiscal 2008 compared to 24 senior living communities in fiscal 2007 along with increases in contingent rent on certain leases. As of December 31, 2008, the Company had net deferred gains on sale/leaseback transactions of $23.2 million that are being recognized into income over their respective initial lease terms. Facility lease expenses incurred by the Company in fiscal 2008 were offset by the recognition of deferred gains of $3.3 million.

•	Stock-based compensation increased $0.1 million in fiscal 2008 compared to fiscal 2007 primarily due to the award of additional restricted shares to certain employees and directors of the Company.

•	Depreciation and amortization expense increased $1.2 million primarily as an increase in depreciation expense at the Company’s 50 consolidated communities of $0.8 million along with depreciation expense of $0.4 million primarily related to leasehold improvements at the Company’s corporate offices and new information systems which were put into service on January 1, 2008.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures.

Other income and expense.

•	Interest income results from interest earned on investment of cash balances and interest earned on escrowed funds. Interest income decreased $0.3 million primarily due to lower interest rates in the current fiscal year.

•	Interest expense decreased $0.5 million to $12.2 million in fiscal 2008 compared to $12.8 million in fiscal 2007. This decrease in interest expense primarily results from slightly lower debt outstanding during fiscal 2008 compared to fiscal 2007 along with a lower average interest rate in the current fiscal year compared to the prior year.

•	Gain on sale of assets in fiscal 2008 represents gains associated with the sale of two parcels of land of $0.7 million. Gain on sale of assets in fiscal 2007 represents the recognition of a gain of $0.1 million related to the sale of a parcel of land located in Baton Rouge, Louisiana and a gain on the sale of a treasury rate lock agreement.

•	Write-down of assets held for sale represents an impairment adjustment on a parcel of land, located in Fort Wayne, Indiana, of approximately $0.1 million recorded by the Company during the first quarter of fiscal 2008.

•	Other expense/income in fiscal 2008 and 2007 relates to the Company’s equity in the earnings/losses of unconsolidated affiliates, which represents the Company’s share of the earnings/losses on its investments in SHPII/CSL, Midwest I and Midwest II.

Provision (benefit) for income taxes.

Provision for income taxes for fiscal 2008 was $2.3 million or 38.3% of income before taxes compared to a provision for income taxes of $3.1 million, or 41.5% of income before taxes, for fiscal 2007. The effective tax rates for fiscal 2008 and 2007 differ from the statutory tax rates due to state income taxes and permanent tax differences. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. The Company has evaluated future expectations of net income and various tax planning strategies that it believes are both prudent and feasible including various strategies to utilize net built-in gains on the Company’s appreciated assets. The Company believes based upon this analysis that the realization of the net deferred tax asset is reasonably assured and therefore has not provided for a valuation allowance.

Net income/loss.

As a result of the foregoing factors, the Company reported net income of $3.7 million for the fiscal year ended December 31, 2008 compared to net income of $4.4 million for the fiscal year ended December 31, 2007.

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

Expenses.

Total expenses were $169.0 million in fiscal 2007 compared to $145.0 million in fiscal 2006, representing an increase of $24.0 million or 16.6%. This increase is primarily the result of a $14.6 million increase in operating expenses, a $0.6 million increase in general and administrative expenses, a $9.5 million increase in facility lease expense, a $0.1 million increase in stock-based compensation, and an increase of $0.2 million in bad debt expense offset by a $1.1 million decrease in depreciation and amortization expense and a decrease in community reimbursement expense of $0.1 million.

•	Operating expenses increased 16.4% primarily due to an increase of $3.2 million from the addition of the Covenant communities, an increase of $1.3 million from the addition of Rose Arbor, an increase of $7.7 million from the addition of the Hunt Communities, an increase of $1.9 million from the addition of the Atrium of Carmichael, and an increase of $1.0 million from the addition of Crescent Place offset by a decrease in operating expenses at the Company’s other communities of $0.5 million.

•	General and administrative expenses increased $0.6 million primarily due to an increase in health insurance costs of $0.9 million and an increase in information systems costs of $0.3 million relating to the implementation of the Company’s new accounting software offset by lower legal fees of $0.3 million and a reduction in other general and administrative costs of $0.3 million.

•	Facility lease expenses increased $9.5 million primarily due to the Company leasing 24 senior living communities in fiscal 2007 compared to 23 senior living communities in fiscal 2006 which include 12 leases that began during fiscal 2006. As of December 31, 2007, the Company had net deferred gains on sale/leaseback transactions of $26.4 million that are being recognized into income over their respective initial lease terms. Facility lease expenses incurred by the Company in fiscal 2007 were offset by the recognition of deferred gains of $3.2 million.

•	Stock-based compensation increased $0.1 million in fiscal 2007 compared to fiscal 2006 primarily due to the award of additional restricted shares to certain employees and directors of the Company.

•	Depreciation and amortization expense decreased $1.1 million primarily as a result of the write-off of contract rights in fiscal 2006 along with the sale/leaseback of four communities previously owned by the Company.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures.

Other income and expense.

•	Interest income results from interest earned on investment of cash balances and interest earned on escrowed funds.

•	Interest expense decreased $3.8 million to $12.8 million in fiscal 2007 compared to $16.6 million in fiscal 2006. This decrease in interest expense primarily results from lower debt outstanding during fiscal 2007 compared to fiscal 2006 primarily resulting from property sales, along with a lower average interest rate in the current fiscal year compared to the prior year as a result of the Company’s debt refinancings.

•	Gain on sale of assets in fiscal 2007 represents net gains on the sale of two parcels of land of $80,000 along with a gain of $28,000 on the sale of the Company’s treasury rate lock. The gain on a third parcel of land of $0.3 million, sold to SHPIII/CSL Richmond Heights, has been deferred and will be recognized into income over the period required to construct and stabilize the senior living community. Gain on sale of assets in fiscal 2006 represents the recognition of a gain of $0.1 million on the sale of a portion of the Company’s treasury rate lock.

•	Other expense/income in fiscal 2007 and 2006 relates to the Company’s equity in the earnings/losses of unconsolidated affiliates, which represents the Company’s share of the earnings/losses on its investments in SHPII/CSL, Midwest I and Midwest II. During the second quarter of fiscal 2007, Midwest I and Midwest II finalized their purchase price allocation on the eight communities they acquired, resulting in a noncash charge of $0.3 million being recognized by the Company. The final purchase price allocation resulted in more of the purchase price being allocated to assets with shorter economic lives which resulted in additional depreciation and amortization expense.

Provision (benefit) for income taxes.

Provision for income taxes for fiscal 2007 was $3.1 million or 41.5% of income before taxes compared to a benefit for income taxes of $0.9 million, or 25.9% of loss before taxes, for fiscal 2006. The effective tax rates for fiscal 2007 and 2006 differ from the statutory tax rates because of state income taxes and permanent tax differences. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. At December 31, 2007, no valuation allowance was considered necessary based on this evaluation.

Net income/loss.

As a result of the foregoing factors, the Company reported net income of $4.4 million for the year ended December 31, 2007 compared to a net loss of $2.6 million for the year ended December 31, 2006.

Quarterly Results

The following table presents certain unaudited quarterly financial information for each of the four quarters ended December 31, 2008 and 2007, respectively. This information has been prepared on the same basis as the audited Consolidated Financial Statements of the Company appearing elsewhere in this report and include, in the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the audited Consolidated Financial Statements of the Company and the related notes thereto.

	2008 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Total revenues	$48,517	$49,032	$47,717	$48,008
Income from operations	4,697	4,869	4,807	2,642
Net income (loss)	1,490	1,246	1,202	(214)
Net income (loss) per share, basic	$0.06	$0.05	$0.05	$(0.01)
Net income (loss) per share, diluted	$0.06	$0.05	$0.05	$(0.01)
Weighted average shares outstanding, basic	26,341	26,349	26,396	26,423
Weighted average shares outstanding, fully diluted	26,623	26,670	26,705	26,423

	2007 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Total revenues	$46,226	$46,881	$47,758	$48,187
Income from operations	4,696	4,626	5,173	5,511
Net income	920	770	1,367	1,303
Net income per share, basic	$0.04	$0.03	$0.05	$0.05
Net income per share, diluted	$0.03	$0.03	$0.05	$0.05
Weighted average shares outstanding, basic	26,149	26,182	26,201	26,286
Weighted average shares outstanding, fully diluted	26,636	26,680	26,593	26,624

Liquidity and Capital Resources

The impact of the current economic environment could result in decreases in the fair value of assets, slowing of transactions, and tightening liquidity and credit markets. These impacts could make securing debt for acquisitions or refinancings for the Company or buyers of the Company’s properties more difficult or on terms not acceptable to the Company.

In addition to approximately $25.9 million of cash balances on hand as of December 31, 2008, the Company’s principal sources of liquidity are expected to be cash flows from operations, proceeds from the sale of assets, cash flows from SHPIII/CSL Miami, SHP III/CSL Richmond Heights, SHPIII/CSL Levis Commons, SHPII/CSL, Midwest I and Midwest II and/or additional debt refinancings. The Company expects its available cash and cash flows from operations, proceeds from the sale of assets, and cash flows from SHPIII/CSL Miami, SHP III/CSL Richmond Heights, SHPIII/CSL Levis Commons, SHPII/CSL, Midwest I and Midwest II to be sufficient to fund its short-term working capital requirements and the Company’s stock repurchase program. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company from time to time considers and evaluates transactions related to its portfolio including refinancings, purchases and sales, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

In summary, the Company’s cash flows were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Net cash provided by (used in) operating activities	$15,012	$12,453	$(4,647)
Net cash (used in) provided by investing activities	(7,372)	(7,332)	29,958
Net cash used in financing activities	(5,119)	(7,331)	(21,573)

Net increase (decrease) in cash and cash equivalents	$2,521	$(2,210)	$3,738

Operating Activities

The Company had net cash provided by operating activities of $15.0 million and $12.5 million in fiscal 2008 and 2007, respectively, compared to net cash used in operating activities of $4.6 million in fiscal 2006. The net cash provided by operating activities for fiscal 2008 primarily results from net income of $3.7 million, net non-cash charges of $13.7 million, a decrease in other assets of $1.1 million, and an increase in accounts payable and accrued expenses of $0.8 million offset by an increase in federal and state income taxes receivable of $0.3 million, an increase in accounts receivable of $1.4 million, an increase in prepaid and other assets of $1.4 million, an increase in property tax and insurance deposits of $0.8 million and a decrease in customer deposits of $0.4 million. The net cash provided by operating activities for fiscal 2007 primarily results from net income of $4.4 million, net non-cash charges of $12.7 million, and a decrease in accounts receivable of $0.2 million offset by an increase in federal and state income taxes receivable of $1.8 million, an increase in property tax and insurance deposits of $1.4 million, an increase in prepaid and other assets of $1.1 million, and a decrease in customer deposits of $0.5 million. In fiscal 2006, net cash used in operating activities was primarily the result of a net loss of $2.6 million, an increase in accounts receivable of $1.7 million, an increase in property tax and insurance deposits of $1.4 million, an increase in prepaid and other expenses of $0.8 million, an increase in other assets of $7.8 million offset by net noncash charges of $6.5 million, an increase in accounts payable and accrued expenses of $1.8 million and a decrease in federal and state income taxes receivable of $1.4 million.

Investing Activities

The Company had net cash used in investing activities of $7.4 million and $7.3 million in fiscal 2008 and 2007, respectively, compared to net cash provided by investing activities of $30.0 million in fiscal 2006. The net cash used in investing activities for fiscal 2008 primarily results from capital expenditures of $8.1 million, net investments in joint ventures of $0.7 million offset by proceeds from the sale of two parcels of land, one in Carmichael, California, and the other in Lincoln, Nebraska, for $1.4 million. In fiscal 2007, net cash provided by investing activities primarily results from capital expenditures of $8.6 million, net investments in joint ventures of $1.0 million offset by proceeds from the sale of three parcels of land for $1.9 million and proceeds from a final distribution from BRE/CSL of $0.4. In fiscal 2006, net cash provided by investing activities primarily results from net proceeds from the sale of assets of $40.5 million offset by capital expenditures of $6.7 million and investments in limited partnerships of $3.9 million.

Financing Activities

The Company had net cash used in financing activities of $5.1 million, $7.3 million and $21.6 million in fiscal 2008, 2007 and 2006, respectively. The net cash used in financing activities for fiscal 2008 primarily results from net repayments of notes payable of $5.3 million offset by proceeds from the issuance of common stock of $0.2 million. For fiscal 2007, net cash used in financing activities was primarily the result of net repayments of notes payable of $7.3 million, deferred loan costs paid in connection with the refinancing of five communities of $0.9 million offset by proceeds from the issuance of common stock of $0.5 million, excess tax benefits on the issuance of common stock of $0.2 million and proceeds from the sale of the Company’s treasury rate lock of $0.1 million. For fiscal 2006, net cash used in financing activities was primarily the result of net repayments of notes payable of $18.2 million, cash paid to settle interest rate lock agreements of $1.8 million, deferred financing charges paid in connection with the refinancing of 19 communities of $3.1 million and excess tax benefits on stock options exercised of $0.2 million offset by the release of restricted cash of $1.0 million, proceeds from the exercise of stock options of $0.6 million.

Community Refinancings and Other Debt Transactions

On December 1, 2008, the Company renewed certain insurance policies and entered into a finance agreement totaling $2.7 million. The finance agreement has a fixed interest rate of 4.78% with principal being repaid over a 10-month term.

On November 21, 2008, the Company repaid the Lehman acquisition financing non-interest bearing note in its entirety for a total cost of $3.5 million.

On October 31, 2008 and 2007, the Company renewed certain insurance policies and entered into finance agreements totaling $0.5 million and $0.6 million, respectively. The finance agreements have fixed interest rates of 4.78% and 5.50%, respectively, with principal being repaid over 10-month terms.

On May 31, 2008 and 2007, the Company renewed certain insurance policies and entered into finance agreements totaling $1.5 million and $4.5 million, respectively. The finance agreements have fixed interest rates of 3.75% and 5.60%, respectively, with principal being repaid over 10-month terms.

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

Lease Transactions

The Company currently leases 25 senior living communities with certain REITs. The lease terms are generally for ten years with renewal options for 10-20 years at the Company’s option. Under these lease agreements the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes.

As of December 31, 2008, the Company leased ten senior living facilities from Ventas. The Ventas Lease Agreements each have an initial term of approximately ten years, with two five-year renewal extensions available at the Company’s option. The initial lease rate under each of the Ventas Lease Agreements range from 7.75% to 8% and are subject to certain conditional escalation clauses which will be recognized when estimatable or incurred. The initial terms on the Ventas Lease Agreements expire on various dates through January 2018. The Company incurred $2.2 million in lease acquisition costs related to the Ventas Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10 year lease terms and are included in facility lease expense in the Company’s statement of operations. The Company accounts for each of the Ventas Lease Agreements as operating leases.

As of December 31, 2008, the Company leased 15 senior living facilities from HCP. The HCP Lease Agreements each have an initial term of ten years, with two ten year renewal extensions available at the Company’s option. The initial lease rate under the HCP Lease Agreements range from 7.25% to 8% and are subject to certain conditional escalation clauses which will be recognized when estimatable or incurred. The initial terms on the HCP Lease Agreements expire on various dates through December 2017. The Company incurred $1.5 million in lease acquisition costs related to the HCP Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10 year lease terms and are included in facility lease expense in the Company’s statement of operations. The Company accounts for each of the HCP Lease Agreements as operating leases.

The following table summarizes each of the Company’s lease agreements (dollars in millions):

						Lease	Deferred
		Number of	Value of		Initial	Acquisition	Gains/Lease
Landlord	Date of Lease	Communities	Transaction	Term	Lease Rate(1)	Costs(2)	Concessions(3)

Ventas	September 30, 2005	6	$84.6	10 years (Two five-year renewals)	8%	$1.3	$4.6
Ventas	October 18, 2005	1	19.5	10 years (Two five-year renewals)	8%	0.2	—
Ventas	March 31,2006	1	29.0	10 years (Two five-year renewals)	8%	0.1	14.3
Ventas	June 8, 2006	1	19.1	9.5 years (Two five-year renewals)	8%	0.4	—
Ventas	January 31, 2008	1	5.0	10 years (Two five-year renewals)	7.75%	0.2	—
HCP	May 1, 2006	3	54.0	10 years (Two ten-year renewals)	8%	0.2	12.8
HCP	May 31, 2006	6	43.0	10 years (Two ten-year renewals)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	10 years (Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	10 years (Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	10 years (Two ten-year renewals)	7.25%	0.1	—

Subtotal						3.7	32.3
Accumulated amortization						(1.0)	—
Accumulated deferred gain recognized						—	(9.1)

Net lease acquisition costs/deferred gains as of December 31, 2008						$2.7	$23.2

(1)	Initial lease rates are subject to conditional lease escalation provisions as forth in each lease agreement.

(2)	Lease acquisition costs are being amortized over the leases’ initial term.

(3)	Deferred gains of $31.7 million and lease concessions of $0.6 million are being recognized in the Company’s statement of operations as a reduction in facility rent expense over the leases’ initial term. Lease concessions relate to the HCP transaction on May 31, 2006.

Joint Ventures

Midwest I Transactions

In January 2006, the Company announced the formation of a joint venture, Midwest I with GE Healthcare to acquire five senior housing communities from a third party. Midwest I is owned approximately 89% by GE Healthcare and 11% by the Company. As of December 31, 2008, the Company has contributed $2.7 million for its interests in Midwest I. Midwest I paid approximately $46.9 million for the five communities. The five communities comprise 293 assisted living units with a resident capacity of 389. Effective as of February 1, 2006, Midwest I acquired four of the five communities and on March 31, 2006, Midwest I closed on the fifth community. The Company manages the five acquired communities under long-term management agreements with Midwest I. The Company accounts for its investment in Midwest I under the equity method of accounting and the Company recognized earnings in the equity of Midwest I of $0.2 million and $8,000 in fiscal 2008 and 2007, respectively, compared to a loss in the equity of Midwest I of $9,000 in fiscal 2006. The Company earned $0.5 million in management fees on the Midwest I communities in both fiscal 2008 and 2007 and $0.4 million in management fees on the Midwest I communities in fiscal 2006.

Midwest II Transactions

In August 2006, the Company announced the formation of a joint venture, Midwest II, with GE Healthcare to acquire three senior housing communities from a third party. Midwest II is owned approximately 85% by GE Healthcare and 15% by the Company. As of December 31, 2008, the Company has contributed $1.5 million for its interest in Midwest II. Midwest II paid approximately $38.2 million for the three communities. The three communities comprise 300 assisted living units with a resident capacity of 319. On August 11, 2006, Midwest II acquired the three senior living communities. The Company manages the three acquired communities under long-term management agreements with Midwest II. The Company accounts for its investment in Midwest II under the equity method of accounting and the Company recognized a loss in the equity of Midwest II of $0.1 million, $0.3 million and $0.1 million in fiscal 2008, 2007 and 2006, respectively. The Company earned $0.5 million in management fees on the Midwest II communities in both fiscal 2008 and 2007 and $0.2 million in management fees on the Midwest I communities in fiscal 2006.

SHPII/CSL Transactions

In November 2004, the Company formed SHPII/CSL with SHPII. Effective as of November 30, 2004, SHPII/CSL acquired the Spring Meadows Communities which have a combined capacity of 698 residents. As of December 31, 2008, the Company has contributed $1.3 million for its interests in SHPII/CSL. The Company manages the Spring Meadows Communities under long-term management contracts with SHPII/CSL. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.3 million in both fiscal 2008 and 2006 and $0.1 million in fiscal 2006. The Company earned $1.2 million in management fees on the SHPII/CSL communities in both fiscal 2008 and 2007 and $1.1 million in management fees on the SHP II/CSL communities in fiscal 2006.

SHP III/CSL Transactions

In May 2007, the Company and SHPIII entered into SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community consists of 101 independent living units and 45 assisted living units and was opened in August 2008. As of December 31, 2008, the Company has contributed $0.8 million to SHPIII/CSL Miami for its 10% interest. The Company accounts for its investment in SHPIII/CSL Miami under the equity method of accounting and the Company recognized a loss in the equity of SHPIII/CSL Miami of $0.1 million for fiscal 2008. The Company earned $0.2 million and $0.7 million in development fees from SHPIII/CSL Miami in fiscal 2008 and 2007, respectively. In addition, the Company earned $0.1 million in pre-marketing fees and $0.1 in management fees on the community in fiscal 2008.

In November 2007, the Company and SHPIII entered into SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 97 independent living units and 45 assisted living units and is expected to open in the first half of 2009. As of December 31, 2008, the Company has contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest and will account for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting. The Company earned $1.0 million and $0.1 million in development fees from SHPIII/CSL Richmond Heights in fiscal 2008 and 2007, respectively. In addition, the Company earned $0.1 million in pre-marketing fees on the community in fiscal 2008.

In December 2007, the Company and SHPIII entered into SHPIII/CSL Levis Commons to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 101 independent living units and 45 assisted living units and is expected to open in the first half of 2009. As of December 31, 2008, the Company has contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest and will account for its investment in SHPIII/CSL Levis Commons under the equity method of accounting. The Company earned $1.1 million and $22,000 in development fees from SHPIII/CSL Levis Commons in fiscal

2008 and 2007, respectively. In addition, the Company earned $0.1 million in pre-marketing fees on the community in fiscal 2008.

Disclosures About Contractual Obligations

The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2008 (in thousands):

	Less Than	One to	Four to	More Than
	One Year	Three Years	Five Years	Five Years	Total

Long-term debt, including interest expense	$23,369	$29,191	$29,191	$179,641	$261,392
Operating leases	29,350	58,388	57,968	63,343	209,049

Total contractual cash obligations	$52,719	$87,579	$87,159	$242,984	$470,441

Long-term debt relates to the aggregate maturities of the Company’s notes payable. The Company leases its corporate headquarters, an executive office in New York, 25 senior living communities and certain equipment used at the Company’s communities.

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

The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of December 31, 2008, the Company had $189.6 million in outstanding debt comprised solely of fixed rate debt instruments. In addition, as of December 31, 2008, the Company had $206.2 million in future facility lease obligations with contingent rent increases based on changes in the consumer price index.

Changes in interest rates would affect the fair market value of the Company’s fixed rate debt instruments but would not have an impact on the Company’s earnings or cash flows. Increase in the consumer price index could have an effect on future facility lease expense if the leased community exceeds the contingent rent escalation thresholds set forth in each of the Company’s lease agreements.

The following table summarizes information on the Company’s debt instruments outstanding as of December 31, 2008. The table presents the principal due and weighted average interest rates by expected maturity date for the Company’s debt instruments by fiscal year.

Principal Amount and Average Interest Rate by Expected Maturity Date at December 31, 2008 ($ in thousands):

								Fair
	2009	2010	2011	2012	2013	Thereafter	Total	Value

Long-term debt:
Fixed rate debt	$12,026	$3,845	$4,087	$4,314	$4,614	$160,681	$189,567	$182,378
Average interest rate	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements are included under Item 15 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included as part of this Annual Report on Form 10-K. The Ernst & Young report is on page F-25 of this report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.*

ITEM 11.	EXECUTIVE COMPENSATION.*

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.*

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.*

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.*

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

   * Information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2009 Annual Meeting of Stockholders of Capital Senior Living Corporation, which is to be filed with SEC pursuant to Regulation 14A under the Exchange Act. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on March 9, 2009.

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

Signature	Title	Date

/s/ LAWRENCE A. COHEN Lawrence A. Cohen	Chief Executive Officer and Vice Chairman of the Board (Principal Executive Officer)	March 9, 2009

/s/ JAMES A. STROUD James A. Stroud	Chairman of the Board	March 9, 2009

/s/ KEITH N. JOHANNESSEN Keith N. Johannessen	President and Chief Operating Officer and Director	March 9, 2009

/s/ RALPH A. BEATTIE Ralph A. Beattie	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2009

/s/ HARVEY I. HANERFELD Harvey I. Hanerfeld	Director	March 9, 2009

/s/ CRAIG F. HARTBERG Craig F. Hartberg	Director	March 9, 2009

/s/ JILL M. KRUEGER Jill M. Krueger	Director	March 9, 2009

Signature	Title	Date

/s/ PETER L. MARTIN Peter L. Martin	Director	March 9, 2009

/s/ JAMES A. MOORE James A. Moore	Director	March 9, 2009

/s/ Dr. VICTOR W. NEE Dr. Victor W. Nee	Director	March 9, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Capital Senior Living Corporation

We have audited the accompanying consolidated balance sheets of Capital Senior Living Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Senior Living Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capital Senior Living Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
March 9, 2009

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$25,880	$23,359
Accounts receivable, net	3,809	3,232
Accounts receivable from affiliates	1,152	846
Federal and state income taxes receivable	2,364	2,084
Deferred taxes	1,052	996
Assets held for sale	354	1,011
Property tax and insurance deposits	8,632	7,860
Prepaid expenses and other	5,930	4,526

Total current assets	49,173	43,914
Property and equipment, net	305,881	310,442
Deferred taxes	11,062	12,824
Investments in joint ventures	7,173	6,199
Other assets, net	14,831	16,674

Total assets	$388,120	$390,053

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,920	$1,201
Accrued expenses	13,661	13,561
Current portion of notes payable	12,026	9,035
Current portion of deferred income	6,174	5,174
Customer deposits	1,593	2,024

Total current liabilities	35,374	30,995
Deferred income	20,056	23,168
Notes payable, net of current portion	177,541	185,733
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares — 65,000; issued and outstanding shares 26,679 and 26,596 in 2008 and 2007, respectively	267	266
Additional paid-in capital	130,426	129,159
Retained earnings	24,456	20,732

Total shareholders’ equity	155,149	150,157

Total liabilities and shareholders’ equity	$388,120	$390,053

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Revenues:
Resident and health care revenue	$172,025	$167,563	$139,456
Unaffiliated management services revenue	194	1,591	994
Affiliated management services revenue	4,882	3,117	1,767
Community reimbursement revenue	16,173	16,781	16,853

Total revenues	193,274	189,052	159,070
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	107,315	103,804	89,184
General and administrative expenses	13,654	12,046	11,420
Facility lease expense	25,057	23,811	14,209
Provision for bad debts	556	330	121
Stock-based compensation expense	1,036	979	870
Depreciation and amortization	12,468	11,295	12,345
Community reimbursement expense	16,173	16,781	16,853

Total expenses	176,259	169,046	145,002

Income from operations	17,015	20,006	14,068
Other income (expense):
Interest income	422	674	843
Interest expense	(12,217)	(12,763)	(16,610)
Gain on sale of properties	681	108	94
Write-down of assets held for sale	(134)	—	—
Write-off of deferred loan costs	—	(538)	(1,867)
Other income (loss)	270	(37)	(37)

Income (loss) before income taxes	6,037	7,450	(3,509)
(Provision) benefit for income taxes	(2,313)	(3,090)	909

Net income (loss)	$3,724	$4,360	$(2,600)

Per share data:
Basic income (loss) per share	$0.14	$0.17	$(0.10)

Diluted income (loss) per share	$0.14	$0.16	$(0.10)

Weighted average shares outstanding — basic	26,377	26,205	26,014

Weighted average shares outstanding — diluted	26,620	26,637	26,014

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
	(In thousands)

Balance at January 1, 2006	26,290	$263	$126,180	$18,972	$145,415
Exercise of stock options	94	1	585	—	586
Restricted stock awards	40	—	—	—	—
Stock-based compensation	—	—	870	—	870
Excess tax benefits	—	—	(187)	—	(187)
Net loss	—	—	—	(2,600)	(2,600)

Balance at December 31, 2006	26,424	264	127,448	16,372	144,084
Exercise of stock options	81	1	501	—	502
Restricted stock awards	91	1	—	—	1
Stock-based compensation	—	—	979	—	979
Excess tax benefits	—	—	231	—	231
Net loss	—	—	—	4,360	4,360

Balance at December 31, 2007	26,596	266	129,159	20,732	150,157
Exercise of stock options	38	—	258	—	258
Restricted stock awards	45	1	—	—	1
Stock-based compensation	—	—	1,036	—	1,036
Excess tax benefits	—	—	(27)	—	(27)
Net income	—	—	—	3,724	3,724

Balance at December 31, 2008	26,679	$267	$130,426	$24,456	$155,149

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Operating Activities
Net income (loss)	$3,724	$4,360	$(2,600)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	12,432	11,218	11,208
Amortization	36	77	1,137
Amortization of deferred financing charges	338	386	601
Amortization of deferred lease costs	367	350	183
Amortization of debt discount	177	184	200
Deferred income from affiliates	—	—	(48)
Deferred income	(2,112)	(2,676)	(2,312)
Deferred income taxes	1,706	2,300	(7,312)
Equity in the (earnings) losses of unconsolidated joint ventures	(270)	37	37
Gain on sale of properties	(680)	(108)	(94)
Provision for bad debts	556	330	121
Write-off of deferred loan costs	—	538	1,867
Write-down of assets held for sale	134	—	—
Reduction of contingent note payable	—	(921)	—
Stock compensation expense	1,036	979	870
Changes in operating assets and liabilities:
Accounts receivable	(1,133)	276	(1,373)
Accounts receivable from affiliates	(306)	(62)	(352)
Property tax and insurance deposits	(772)	(1,428)	(1,351)
Prepaid expenses and other	(1,404)	(1,081)	(760)
Other assets	1,102	19	(7,856)
Accounts payable	719	(1,389)	255
Accrued expenses	100	1,361	1,525
Federal and state income taxes receivable/payable	(307)	(1,843)	1,412
Customer deposits	(431)	(454)	(5)

Net cash provided by (used in) operating activities	15,012	12,453	(4,647)
Investing Activities
Capital expenditures	(8,065)	(8,637)	(6,650)
Proceeds from sale of assets	1,397	2,319	40,497
Investments in joint ventures	(704)	(1,014)	(3,889)

Net cash (used in) provided by investing activities	(7,372)	(7,332)	29,958
Financing Activities
Proceeds from notes payable	4,645	44,617	146,590
Repayments of notes payable	(10,023)	(51,869)	(164,759)
Restricted cash	—	—	973
Cash proceeds from the issuance of common stock	232	503	399
Excess tax benefits on stock options exercised	27	231	187
Cash paid to settle interest rate lock agreement	—	60	(1,823)
Deferred financing charges paid	—	(873)	(3,140)

Net cash used in financing activities	(5,119)	(7,331)	(21,573)

Increase (decrease) in cash and cash equivalents	2,521	(2,210)	3,738
Cash and cash equivalents at beginning of year	23,359	25,569	21,831

Cash and cash equivalents at end of year	$25,880	$23,359	$25,569

Supplemental Disclosures
Cash paid during the year for:
Interest	$11,668	$12,178	$16,465

Income taxes	$2,179	$2,532	$6,379

Non-cash transactions:
Conversion of interest rate cap agreement to notes payable	$—	$—	$5,727

Debt assumed by Ventas / HCP in sale/leaseback transactions	$—	$—	$45,535

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

1.	Organization

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior living communities throughout the United States. As of December 31, 2008, the Company operated 64 senior living communities in 23 states with an aggregate capacity of approximately 9,500 residents, including 38 senior living communities which the Company either owned or in which the Company had an ownership interest, 25 senior living communities that the Company leased and one senior living community it managed for a third party. As of December 31, 2008, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company accounts for significant investments in unconsolidated companies, in which the Company has significant influence, using the equity method of accounting.

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

Long-Lived Assets

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers internal factors such as net operating losses along with external factors relating to each asset, including contract changes, local market developments, and other publicly available information. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount the carrying value exceeds the fair market value, generally based on discounted cash flows, of the long-lived asset. The Company analyzed certain long-lived assets with operating losses, under the undiscounted cash flow method, for impairment. Based on this analysis, the Company does not believe there are any indicators that would require an adjustment to the carrying value of the property and equipment or their remaining useful lives as of December 31, 2008 and 2007.

Assets Held for Sale

Assets are classified as held for sale when the Company has committed to selling the asset and believes that it will be disposed of within one year. The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The fair value of properties are generally determined based on market rates, industry trends and recent comparable sales transactions. The actual sales price of these assets could differ significantly from the Company’s estimates. The Company had one parcel of land, in Fort Wayne, Indiana, held for sale at December 31, 2008.

In March 2007, the Company sold one parcel of land located in Baton Rouge, Louisiana that had been classified as held for sale. The land parcel sold for $0.5 million, net of closing costs, resulting in a gain on sale of approximately $0.1 million.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2007, the Company sold one parcel of land located in Miami Township, Ohio that had been classified as held for sale to a joint venture (“SHP III/CSL Miami”), which is owned 90% by Senior Housing Partners III LP (“SHP III”), a fund owned by Prudential Real Estate Investors (“Prudential”), and 10% by the Company, for $0.6 million, resulting in a loss on sale of approximately $3,000. In addition, during the second quarter of fiscal 2007, management reclassified a parcel of land in Carmichael, California to held for sale. The Company estimated on the date of reclassification that the fair value of the land parcel, net of selling expenses, exceeded its carrying value of $0.5 million. In February 2008, the Company sold the parcel of land located in Carmichael, California for $1.2 million, net of closing costs, resulting in a gain on sale of approximately $0.6 million.

In November 2007, the Company sold one parcel of land located in Richmond Heights, Ohio that had been classified as held for sale to a joint venture (“SHP III/CSL Richmond Heights”) which is owned 90% by SHP III and 10% by the Company, for $0.8 million resulting in a gain on sale of approximately $0.3 million, which has been deferred and will be recognized into income over the period required to stabilize the senior living community.

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), the parcel of land held for sale in Fort Wayne, Indiana, with a carrying amount of $0.5 million was written down approximately $0.1 million to its fair value, less costs to sell, to $0.4 million during the first quarter of fiscal 2008. The Company currently estimates that this parcel of land held for sale had an aggregate fair value, net of costs of disposal, that exceeds its carrying value of $0.4 million at December 31, 2008. The amount that the Company will ultimately realize on the parcel of land could differ materially from this estimate.

Investments in Joint Ventures

The Company accounts for its investments in joint ventures under the equity method of accounting. The Company is the general partner in two partnerships and owns member interests in seven other joint ventures. The Company has not consolidated these joint venture interests because the Company has concluded that the limited partners or the other members of each joint venture has substantive kick-out rights or substantive participating rights as defined in EITF Issue 04-05 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” (“EITF 04-05”) Under the equity method of accounting the Company records its investments in joint ventures at cost and adjusts such investment for its share of earnings and losses of the joint venture.

Development Guarantees

The Company, on three joint venture developments, has guarantees that the communities will be completed at the budgeted costs approved by the joint venture members. These costs include the hard and soft construction costs and operating costs until the community reaches stabilization. The budgeted costs include contingency reserves for potential costs overruns and other unforeseen costs. In addition, each of these joint ventures has entered into guaranteed fixed price construction contracts with the general contractors on each of the developments. The Company would be required to fund these guarantees if the actual development costs incurred by the joint venture exceed the budgeted costs for the development. The terms of these guarantees generally do not provide for a limitation on the maximum potential future payments. The Company has not made any payments under these guarantees and currently does not expect to be required to make any payments under these guarantees.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“FAS 109”). Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2008, the Company had recorded on its consolidated balance sheet net deferred tax assets of $12.1 million. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of that evaluation, management has evaluated

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future expectations of net income. However, the benefits of the net deferred tax assets might not be realized if actual results differ from expectations. The Company believes that based upon this analysis that the realization of the net deferred tax assets is reasonably assured and therefore has not provided for a valuation allowance.

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

Revenues from the Medicare and Medicaid programs accounted for approximately 6% of the Company’s revenue in fiscal 2008, 2007 and 2006. Six communities are providers of services under the Medicaid program. Accordingly, the communities are entitled to reimbursement under the foregoing program at established rates that are lower than private pay rates. Patient service revenue for Medicaid patients is recorded at the reimbursement rates as the rates are set prospectively by the state upon the filing of an annual cost report. Two communities are providers of services under the Medicare program and are entitled to payment under the foregoing programs in amounts determined based upon rates established by the federal government.

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

Lease Accounting

The Company determines whether to account for its leases as either operating, capital or financing leases depending on the underlying terms of the lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of December 31, 2008, the Company leased 25 communities and classified each of the leases as an operating lease. The Company incurs lease acquisition costs and amortizes these costs over the term of the lease agreement. Certain

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leases entered into by the Company qualified as sale/leaseback transactions under the provisions of Financial Accounting Standard No. 98 “Accounting for Leases” (“FAS 98”) and as such any related gains have been deferred and are being amortized over the lease term.

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

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended December 31, 2008, 2007 and 2006 were $5.9 million, $6.0 million and $5.6 million, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share considers the dilutive effect of

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding options calculated using the treasury stock method. The average daily price of the stock during 2008, 2007 and 2006 was $6.89, $9.79 and $10.15, respectively, per share. Options to purchase 149,000 and 39,000 shares of common stock were outstanding during fiscal 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share as the effect would have been antidilutive. In addition, due to a net loss in fiscal 2006, no common stock equivalents were considered in the calculation of diluted earnings per share. The Company has not considered restricted stock awards in the computation of basic income (loss) per share.

The following table set forth the computation of basic and diluted net income (loss) per share (in thousands, except for per share amounts):

	Year Ended December 31,
	2008	2007	2006

Net income (loss)	$3,724	$4,360	$(2,600)

Weighted average shares outstanding — basic	26,377	26,205	26,014
Effect of dilutive securities:
Employee stock options	243	432	—

Weighted average shares outstanding — diluted	26,620	26,637	26,014

Basic income (loss) per share	$0.14	$0.17	$(0.10)

Diluted income (loss) per share	$0.14	$0.16	$(0.10)

Stock-Based Compensation

The Company accounts for its stock-based compensation in accordance with the provisions of Financial Accounting Standards No. 123 (revised), “Share-based Payment” (“FAS 123R”), which requires all share-based payments to employees, including grants of employee stock options and awards of restricted stock to be recognized in the statement of operations based on their fair values.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings. The Company has elected not to apply the fair value option to any of its financial instruments not already carried at fair value in accordance with other accounting standards, and therefore the adoption of FAS 159 did not impact the Company’s consolidated financial statements.

FASB Statement No. 141(R) “Business Combinations” (“FAS 141(R)”) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The impact of FAS 141(R) on the Company’s consolidated financial statements will depend upon the nature, terms and size of any acquisitions the Company consummates after the effective date.

FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” This FSP is effective for the Company on January 1, 2009, and requires all presented prior-period earnings per share data to be adjusted retrospectively. The Company’s adoption of FSP 03-6-1 on January 1, 2009, did not have a significant impact on the Company’s consolidated financial statements.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications include reclassifying the amortization of deferred gains on sale leaseback transactions from gain on sale of assets to facility lease expense to better conform with industry practice. Additionally, capital replacement reserves and certain escrow deposits have been reclassified from current assets to other assets to better reflect the long-term nature of these assets.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Transactions with Affiliates

Midwest I

In January 2006, the Company announced the formation of Midwest Portfolio Holdings, L.P., (“Midwest I”) with GE Healthcare Financial Services (“GE Healthcare”) to acquire five senior housing communities from a third party. Midwest I is owned approximately 89% by GE Healthcare and 11% by the Company. As of December 31, 2008, the Company has contributed $2.7 million for its interests in Midwest I. The Company manages the five acquired communities under long-term management agreements with Midwest I. The Company accounts for its investment in Midwest I under the equity method of accounting and the Company recognized earnings in the equity of Midwest I of $0.2 million and $8,000 in fiscal 2008 and 2007, respectively, compared to a loss in the equity of Midwest I of $9,000 in fiscal 2006. The Company earned $0.5 million in management fees on the Midwest I communities in both fiscal 2008 and 2007 and $0.4 million in management fees on the Midwest I communities in fiscal 2006. During the second quarter of fiscal 2007, Midwest I finalized its purchase price allocation on the five communities it acquired in fiscal 2006, resulting in a noncash charge of $0.1 million being recognized by the Company. The final purchase price allocation resulted in more of the purchase price being allocated to assets with shorter economic lives, which resulted in additional depreciation and amortization expense.

Midwest II

In August 2006, the Company announced the formation of Midwest Portfolio Holding II, L.P. (“Midwest II”), with GE Healthcare to acquire three senior housing communities from a third party. Midwest II is owned approximately 85% by GE Healthcare and 15% by the Company. As of December 31, 2008, the Company has contributed $1.6 million for its interests in Midwest II. The Company manages the three acquired communities under long-term management agreements with Midwest II. The Company accounts for its investment in Midwest II under the equity method of accounting and the Company recognized a loss in the equity of Midwest II of $0.1 million, $0.3 million and $0.1 million in fiscal 2008, 2007 and 2006, respectively. The Company earned $0.5 million in management fees on the Midwest II communities both in fiscal 2008 and 2007 and $0.2 million in management fees on the Midwest II communities in fiscal 2006. During the second quarter of fiscal 2007, Midwest II finalized its purchase price allocation on the three communities it acquired in fiscal 2006, resulting in a noncash charge of $0.2 million being recognized by the Company. The final purchase price allocation resulted in more of the purchase price being allocated to assets with shorter economic lives, which resulted in additional depreciation and amortization expense.

SHPII/CSL

In November 2004, the Company and Senior Housing Partners II, LP (“SHPII”) formed four joint ventures (collectively, “SHPII/CSL”) that own four senior living communities (the “Spring Meadows Communities”). SHPII/CSL is owned 95% by SHPII and 5% by the Company. As of December 31, 2008, the Company has contributed $1.3 million for its interests in SHPII/CSL. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.3 million for both fiscal 2008 and 2007 and $0.1 million in fiscal 2006. In addition, the Company earned $1.2 million in management fees on the Spring Meadows Communities both in fiscal 2008 and 2007 and $1.1 million in management fees on the Spring Meadows Communities in fiscal 2006.

SHPIII/CSL Miami

In May 2007, the Company and SHPIII entered into SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community consists of 101 independent living units and 45 assisted living units and was opened in August 2008. As of December 31, 2008, the Company has contributed $0.8 million to SHPIII/CSL Miami for its 10% interest. The

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company accounts for its investment in SHPIII/CSL Miami under the equity method of accounting and the Company recognized a loss in the equity of SHPIII/CSL Miami of $0.1 million for fiscal 2008. The Company earned $0.2 million and $0.7 million in development fees from SHPIII/CSL Miami in fiscal 2008 and 2007, respectively. In addition, the Company earned $0.1 million in pre-marketing fees and $0.1 in management fees on the community in fiscal 2008.

SHPIII/CSL Richmond Heights

In November 2007, the Company and SHPIII entered into SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 97 independent living units and 45 assisted living units and is expected to open in the first half of 2009. As of December 31, 2008, the Company has contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest and will account for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting. The Company earned $1.0 million and $0.1 million in development fees from SHPIII/CSL Richmond Heights in fiscal 2008 and 2007, respectively. In addition, the Company earned $0.1 million in pre-marketing fees on the community in fiscal 2008.

SHPIII/CSL Levis Commons

In December 2007, the Company and SHPIII entered into SHPIII/CSL Levis Commons to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 101 independent living units and 45 assisted living units and is expected to open in the first half of 2009. As of December 31, 2008, the Company has contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest and will account for its investment in SHPIII/CSL Levis Commons under the equity method of accounting. The Company earned $1.1 million and $22,000 in development fees from SHPIII/CSL Levis Commons in fiscal 2008 and 2007, respectively. In addition, the Company earned $0.1 million in pre-marketing fees on the community in fiscal 2008.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs, maintenance and repairs, insurance and property taxes. The following table further describes each of the lease agreements (dollars in millions):

						Lease	Deferred
		Number of	Value of		Initial	Acquisition	Gains/Lease
Landlord	Date of Lease	Communities	Transaction	Term	Lease Rate(1)	Costs(2)	Concession(3)

Ventas	September 30, 2005	6	$84.6	10 years (Two five-year renewals)	8%	$1.3	$4.6
Ventas	October 18, 2005	1	19.5	10 years (Two five-year renewals)	8%	0.2	—
Ventas	March 31,2006	1	29.0	10 years (Two five-year renewals)	8%	0.1	14.3
Ventas	June 8, 2006	1	19.1	9.5 years (Two five-year renewals)	8%	0.4	—
Ventas	January 31, 2008	1	5.0	10 years (Two five-year renewals)	7.75%	0.2	—
HCP	May 1, 2006	3	54.0	10 years (Two ten-year renewals)	8%	0.2	12.8
HCP	May 31, 2006	6	43.0	10 years (Two ten-year renewals)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	10 years (Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	10 years (Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	10 years (Two ten-year renewals)	7.25%	0.1	—

Subtotal						3.7	32.3
Accumulated amortization						(1.0)	—
Accumulated deferred gain recognized						—	(9.1)

Net lease acquisition costs/deferred gains as of December 31, 2008						$2.7	$23.2

(1)	Initial lease rates are subject to conditional lease escalation provisions as forth in each lease agreement.

(2)	Lease acquisition costs are being amortized over the leases’ initial term.

(3)	Deferred gains of $31.7 million and lease concessions of $0.6 million are being recognized in the Company’s statement of operations as a reduction in facility rent expense over the leases’ initial term. Lease concessions relate to the HCP transaction on May 31, 2006.

In April 2007, HCP acquired a senior living community in Cedar Hill, Texas (“Crescent Place”), which was previously owned by the Covenant and managed by the Company, in a transaction valued at approximately $8.0 million and immediately leased Crescent Place to the Company. In connection with this transaction, the Company’s previous management agreement with Covenant was terminated.

In January 2008, the Company leased a senior living community in Keller, Texas (“Whitley Place”) from Ventas which was acquired by Ventas from a third party in a transaction valued at approximately $5.0 million.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment

Property and equipment consists of the following (in thousands):

		December 31,
	Asset Lives	2008	2007

Land		$17,787	$17,981
Land improvements	5 to 20 years	1,158	936
Buildings and building improvements	10 to 40 years	326,654	324,435
Furniture and equipment	5 to 10 years	14,683	11,767
Automobiles	5 to 7 years	833	553
Leasehold improvements	(1)	11,456	7,752
Construction in progress	(2)	330	1,606

		372,901	365,030
Less accumulated depreciation and amortization		67,020	54,588

Property and equipment, net		$305,881	$310,442

(1)	Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining lease term.

(2)	Construction in progress in fiscal 2007 includes $1.6 million of capitalized computer software development costs which were transferred to furniture and equipment when placed in service during fiscal 2008.

Furniture and equipment includes $2.1 million in capitalized computer software development costs of which $0.4 million has been amortized and is included as a component of accumulated depreciation and amortization at December 31, 2008.

7.	Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2008	2007

Deferred loan costs	$2,462	$2,801
Deferred lease costs	2,684	2,887
Security and other deposits	9,674	10,357
Other	11	629

	$14,831	$16,674

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2008	2007

Accrued salaries, bonuses and related expenses	$3,719	$4,259
Accrued property taxes	5,957	5,436
Accrued interest	988	1,002
Accrued health claims and workers comp	1,327	1,166
Accrued professional fees	421	476
Other	1,249	1,222

	$13,661	$13,561

9.	Notes Payable

Notes payable consists of the following (in thousands):

	Average					Notes Payable
	Monthly	Net Book Value	Interest			December 31,
Lender	Payment	of Collateral(2)	Rate		Maturity Date	2008	2007

Freddie Mac	$736	$135,874	6.29%		July 2015	$105,545	$107,468
Capmark	242	44,961	5.46		August 2015	36,578	37,397
Fannie Mae	178	34,630	5.91		May 2017	29,479	29,835
Freddie Mac	55	8,292	5.75		March 2017	9,500	9,500
Lehman	44	7,051	8.20		September 2009	4,745	4,872
Lehman(1)	—	—	5.75		November 2008	—	3,323
Insurance Financing	275	—	4.78		October 2009	2,688
Insurance Financing	150	—	3.75		April 2009	595	1,833
Insurance Financing	49	—	4.78		October 2009	437	540

	$1,729		6.06	%(3)		189,567	194,768

Less current portion						12,026	9,035

						$177,541	$185,733

(1)	Acquisition financing bearing no interest (discounted at 5.7%). The note was repaid by the Company on November 21, 2008.

(2)	The 25 facilities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements.

(3)	Weighted average interest rate on current debt outstanding.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate scheduled maturities of notes payable at December 31, 2008, are as follows (in thousands):

2009	12,026
2010	3,845
2011	4,087
2012	4,314
2013	4,614
Thereafter	160,681

$189,567

On December 1, 2008, the Company renewed certain insurance policies and entered into a finance agreement totaling $2.7 million. The finance agreement has a fixed interest rate of 4.78% with principal being repaid over a 10-month term.

On November 21, 2008, the Company repaid the Lehman acquisition financing non-interest bearing note in its entirety for a total cost of $3.5 million.

On October 31, 2008 and 2007, the Company renewed certain insurance policies and entered into finance agreements totaling $0.5 million and $0.6 million, respectively. The finance agreements have fixed interest rates of 4.78% and 5.50%, respectively, with principal being repaid over 10-month terms.

On May 31, 2008 and 2007, the Company renewed certain insurance policies and entered into finance agreements totaling $1.5 million and $4.5 million, respectively. The finance agreements have fixed interest rates of 3.75% and 5.60%, respectively, with principal being repaid over 10-month terms.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the life of the notes. At December 31, 2008 and 2007, the Company had gross deferred loan costs of $3.4 million. Accumulated amortization was $0.9 million and $0.6 million at December 31, 2008 and 2007, respectively. Amortization expense is expected to be $0.3 million in each of fiscal 2009, 2010, 2011 2012 and 2013. In connection with the refinancings and the repayment of notes, the Company wrote-off $0.5 million in deferred loan costs in fiscal 2007.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of the notes. The Company was in compliance with all of its debt covenants at December 31, 2008 and 2007.

10.	Equity

The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Board without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of December 31, 2008 and 2007.

11.	Stock-Based Compensation

On May 8, 2007, the Company’s shareholders approved the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation which provides for, among other things, the grant of restricted stock awards and stock options to purchase shares of the Company’s common stock. The 2007 Plan authorizes the Company to issue up to 2.6 million shares of common stock and the Company reserved 2.5 million shares of common stock for future issuance pursuant to awards under the 2007 Plan. Effective May 8, 2007, the 1997 Omnibus Stock and Incentive Plan was terminated and no additional shares will be granted under the 1997 Plan. The Company reserved 1.0 million shares of common stock for future issuance upon the exercise of outstanding stock options pursuant to the 1997 Plan.

Stock Options

The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for employees, officers and directors and to align stockholder and employee interest. The Company’s options generally vest over one to five years and the related expense is amortized on a straight-line basis over the vesting period.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2008, 2007 and 2006 is presented below:

	Outstanding at
	Beginning of				Outstanding	Options
	Year	Granted	Exercised	Forfeited	End of Year	Exercisable

December 31, 2008
Shares	937,334	—	38,000	4,000	895,334	895,334
Weighted average price	$4.87	$—	$6.06	$3.69	$4.83	$4.83
December 31, 2007
Shares	1,026,682	—	81,348	8,000	937,334	932,334
Weighted average price	$4.80	$—	$4.07	$3.40	$4.87	$4.87
December 31, 2006
Shares	1,109,225	12,000	93,543	1,000	1,026,682	995,182
Weighted average price	$4.69	$10.97	$4.27	$2.73	$4.80	$4.73

The options outstanding and the options exercisable at December 31, 2008 and 2007, had an intrinsic value of $250,000 and $4.8 million, respectively. The fair value of the 5,000 shares, 18,500 shares and 41,000 shares that vested in fiscal 2008, 2007 and 2006 was $29,000, $0.2 million and $0.2 million, respectively.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information relating to the Company’s options outstanding and options exercisable as of December 31, 2008.

	Options Outstanding			Options Exercisable
	Number	Weighted Average		Number
	Outstanding at	Remaining	Weighted Average	Exercisable at	Weighted Average
Range of Exercise Prices	12/31/08	Contractual Life	Exercise Price	12/31/08	Exercise Price

$1.80 to $ 2.73	214,224	2.73	$1.81	214,224	$1.81
$3.02 to $ 4.85	231,230	1.57	$3.68	231,230	$3.68
$5.30 to $10.97	449,880	3.61	$6.86	449,880	$6.86

$1.80 to $10.97	895,334	2.87	$4.83	895,334	$4.83

Restricted Stock

The Company can grant restricted stock to its employees and directors under its incentive stock plan. Restricted stock granted generally vest over a period of three to four years but are considered outstanding at the time of grant, as the stockholders are entitled to dividends and voting rights.

A summary of the Company’s restricted common stock awards activity and related information for the year ended December 31, 2008, is presented below:

	Outstanding at
	Beginning of				Outstanding
	Year	Issued	Vested	Forfeited	End of Year

December 31, 2008
Shares	256,858	66,000	50,586	20,640	251,632
December 31, 2007
Shares	283,445	113,000	117,857	21,730	256,858
December 31, 2006
Shares	356,750	54,000	113,305	14,000	283,445

The restricted stock outstanding at December 31, 2008 and 2007 had an intrinsic value of $0.7 million and $2.6 million, respectively.

During fiscal 2008, the Company awarded 66,000 shares of restricted common stock to certain employees of the Company. The average market value of the common stock on the date of grant was $7.45. These awards of restricted shares vest over a four-year period and had an intrinsic value of $0.5 million on the date of issue.

Stock Based Compensation

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock awards. The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk free interest rate. The expected volatility used by the Company is based primarily on an analysis of historical prices of the Company’s common stock. The expected term of options granted is based primarily on historical exercise patterns on the Company’s outstanding stock options. The risk free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not expect to pay dividends on its common stock and therefore has used a dividend yield of zero in determining the fair value of its awards. The option forfeiture rate assumption used by the Company, which affects the expense recognized as opposed to the fair value of the award, is based primarily on the Company’s historical option forfeiture patterns.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Company’s assumptions utilized to estimate the grant date fair value of stock options (no stock options have been granted during fiscal 2008 and 2007):

	Year Ended December 31,
	2008	2007	2006

Expected volatility	—	—	50.8%
Expected dividend yield	—	—	0%
Expected term in years	—	—	7.5
Risk free rate	—	—	5.1%
Expected forfeiture rate	—	—	2.0%

The Company has total stock-based compensation expense of $1.1 million not recognized as of December 31, 2008 and expects this expense to be recognized over approximately a four-year period.

12.	Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006

Current:
Federal	$109	$(81)	$5,099
State	498	871	1,304
Deferred:
Federal	1,502	3,351	(6,171)
State	204	(1,051)	(1,141)

	$2,313	$3,090	$(909)

The provision (benefit) for income taxes differed from the amounts of income tax provision (benefit) determined by applying the U.S. federal statutory income tax rate to income (loss) before benefit for income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006

Tax provision (benefit) at federal statutory rates	$2,053	$2,533	$(1,193)
State income tax (benefit) expense, net of federal effects	463	(119)	107
Federal and state income tax return true up	(222)	667	178
State effective rate changes	5	—	—
Other	14	9	(1)

	$2,313	$3,090	$(909)

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s deferred tax assets and liabilities, are as follows (in thousands):

	December 31,
	2008	2007

Deferred tax assets:
Deferred gain on sale/leaseback transaction	$9,143	$10,442
Depreciation and amortization	1,610	2,660
Net operating loss carryforward (expiring up to 2027)	1,482	923
Compensation costs	1,614	1,393
Investment in partnerships	2,489	2,178
Other	1,099	553

Total deferred tax assets	17,437	18,149
Deferred tax liabilities:
Triad partnership interest	5,319	4,311
Other	4	18

Total deferred tax liabilities	5,323	4,329

Total deferred tax assets, net	$12,114	$13,820

Current deferred tax assets, net	$1,052	$996
Long-term deferred tax assets, net	11,062	12,824

Total deferred tax assets, net	$12,114	$13,820

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. The Company has evaluated future expectations of net income and various tax planning strategies that it believes are both prudent and feasible, including various strategies to utilize net built-in gains on the Company’s appreciated assets. The Company believes that based upon this analysis that the realization of the net deferred tax asset is reasonably assured and therefore has not provided for a valuation allowance.

As of December 31, 2008, the Company has federal and state net operating loss carryforwards of $1.5 million and $23.7 million, respectively, and related deferred tax assets of $0.5 million and $1.0 million, respectively.

The Company is generally no longer subject to federal and state tax audits for years before 2004.

13.	Employee Benefit Plans

The Company has a 401(k) salary deferral plan (the “Plan”) in which all employees of the Company meeting minimum service and age requirements are eligible to participate. Contributions to the Plan are in the form of employee salary deferrals, which are subject to employer matching contributions of up to 2% of the employee’s annual salary. The Company’s contributions are funded semi-monthly to the Plan administrator. Matching contributions of $0.4 million, $0.4 million and $0.3 million were contributed to the Plan in fiscal 2008, 2007 and 2006, respectively. The Company incurred administrative expenses related to the Plan of $12,400, $10,800 and $10,250 in fiscal 2008, 2007 and 2006, respectively.

14.	Contingencies

The Company has claims incurred in the normal course of its business. Most of these claims are believed by management to be covered by insurance, subject to normal reservations of rights by the insurance companies and

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

possibly subject to certain exclusions in the applicable insurance policies. Whether or not covered by insurance, these claims, in the opinion of management, based on advice of legal counsel, should not have a material effect on the consolidated financial statements of the Company if determined adversely to the Company.

15.	Fair Value of Financial Instruments

The carrying amounts and fair values of financial instruments at December 31, 2008 and 2007 are as follows (in thousands):

	2008		2007
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$25,880	$25,880	$23,359	$23,359
Notes payable	189,567	182,378	194,768	192,932

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

In 2008 the global markets have experienced disruption in the credit markets. The full extent of these disruptions will have on the market and the ultimate severity and length is not predictable. Therefore, the estimated fair value of these assets and liabilities could be affected by these market changes and this effect could be material.

16.	Investments in Joint Ventures

The investments in joint ventures consist of the following (in thousands):

	December 31,
	2008	2007

Midwest I member interest	$2,597	$2,656
Midwest II member interest	1,131	1,083
SHPII/CSL member interests	1,177	1,211
SHPIII/CSL Miami member interest	680	758
SHPIII/CSL Richmond Heights member interest	777	250
SHPIII/CSL Levis Commons member interest	811	241

	$7,173	$6,199

Midwest I:  In January 2006, the Company announced the formation of a joint venture, Midwest I with GE Healthcare to acquire five senior housing communities from a third party. Midwest I is owned approximately 89% by GE Healthcare and 11% by the Company. As of December 31, 2008, the Company has contributed $2.7 million for its interests in Midwest I. Midwest I paid approximately $46.9 million for the five communities. The five communities comprise 293 assisted living units with a resident capacity of 389. Effective as of February 1, 2006, Midwest I acquired four of the five communities and on March 31, 2006, Midwest I closed on the fifth community. The Company manages the five acquired communities under long-term management agreements with Midwest I. The Company accounts for its investment in Midwest I under the equity method of accounting and the Company recognized earnings in the equity of Midwest I of $0.2 million and $8,000 in fiscal 2008 and 2007, respectively, compared to a loss in the equity of Midwest I of $9,000 in fiscal 2006. The Company earned $0.5 million in

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management fees on the Midwest I communities in both fiscal 2008 and 2007 and $0.4 million in management fees on the Midwest I communities in fiscal 2006.

Midwest II:  In August 2006, the Company announced the formation of a joint venture, Midwest II, with GE Healthcare to acquire three senior housing communities from a third party. Midwest II is owned approximately 85% by GE Healthcare and 15% by the Company. As of December 31, 2008, the Company has contributed $1.5 million for its interest in Midwest II. Midwest II paid approximately $38.2 million for the three communities. The three communities comprise 300 assisted living units with a resident capacity of 319. On August 11, 2006, Midwest II acquired the three senior living communities. The Company manages the three acquired communities under long-term management agreements with Midwest II. The Company accounts for its investment in Midwest II under the equity method of accounting and the Company recognized a loss in the equity of Midwest II of $0.1 million, $0.3 million and $0.1 million in fiscal 2008, 2007 and 2006, respectively. The Company earned $0.5 million in management fees on the Midwest II communities in both fiscal 2008 and 2007 and $0.2 million in management fees on the Midwest I communities in fiscal 2006.

SHPII/CSL:  In November 2004, the Company formed SHPII/CSL with SHPII. Effective as of November 30, 2004, SHPII/CSL acquired the Spring Meadows Communities which have a combined capacity of 698 residents. As of December 31, 2008, the Company has contributed $1.3 million for its interests in SHPII/CSL. The Company manages the Spring Meadows Communities under long-term management contracts with SHPII/CSL. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.3 million in both fiscal 2008 and 2007 and $0.1 million in fiscal 2006. The Company earned $1.2 million in management fees on the SHP II/CSL communities in both fiscal 2008 and 2007 and $1.1 million in management fees on the SHP II/CSL communities in fiscal 2006.

SHPIII/CSL Miami:  In May 2007, the Company and SHPIII entered into SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community consists of 101 independent living units and 45 assisted living units and was opened in August 2008. As of December 31, 2008, the Company has contributed $0.8 million to SHPIII/CSL Miami for its 10% interest. The Company accounts for its investment in SHPIII/CSL Miami under the equity method of accounting and the Company recognized a loss in the equity of SHPIII/CSL Miami of $0.1 million for fiscal 2008. The Company earned $0.2 million and $0.7 million in development fees from SHPIII/CSL Miami in fiscal 2008 and 2007, respectively. In addition, the Company earned $0.1 million in pre-marketing fees and $0.1 million in management fees on the community in fiscal 2008.

SHPIII/CSL Richmond Heights:  In November 2007, the Company and SHPIII entered into SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 97 independent living units and 45 assisted living units and is expected to open in the first half of 2009. As of December 31, 2008, the Company has contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest and will account for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting. The Company earned $1.0 million and $0.1 million in development fees from SHPIII/CSL Richmond Heights in fiscal 2008 and 2007, respectively. In addition, the Company earned $0.1 million in pre-marketing fees on the community in fiscal 2008.

SHPIII/CSL Levis Commons:  In December 2007, the Company and SHPIII entered into SHPIII/CSL Levis Commons to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community will consist of 101 independent living units and 45 assisted living units and is expected to open in the first half of 2009. As of December 31, 2008, the Company has contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest and will account for its investment in SHPIII/CSL Levis Commons under the equity method of accounting. The Company earned $1.1 million and $22,000 in development

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fees from SHPIII/CSL Levis Commons in fiscal 2008 and 2007, respectively. In addition, the Company earned $0.1 million in pre-marketing fees on the community in fiscal 2008.

17.	Allowance for Doubtful Accounts

The components of the allowance for doubtful accounts and notes receivable are as follows (in thousands):

	December 31,
	2008	2007	2006

Balance at beginning of year	$1,043	$807	$769
Provision for bad debts, net of recoveries	556	330	121
Write-offs and other	(58)	(94)	(83)

Balance at end of year	$1,541	$1,043	$807

18.	Leases

The Company currently leases 25 senior living communities with certain REITs. The lease terms are generally for ten years with renewal options for 10-20 years at the Company’s option. Under these lease agreements the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes.

The Ventas Lease Agreements, which cover ten senior living facilities, each have an initial term of approximately ten years, with two five year renewal extensions available at the Company’s option. The initial lease rate under each of the Ventas Lease Agreements range from 7.75% to 8% and are subject to certain conditional escalation clauses which will be recognized when estimatable or incurred. The initial terms of the Ventas Lease Agreements expire on various dates through January 2018. The Company incurred $2.2 million in lease acquisition costs related to the Ventas Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10 year lease term and are included in facility lease expense in the Company’s statement of operations. The Company accounts for each of the Ventas Lease Agreements as operating leases.

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

At December 31, 2008 and 2007, the Company had gross deferred lease costs of $3.7 million and $3.5 million, respectively. Accumulated amortization at December 31, 2008 and 2007 was $1.0 million and $0.6 million, respectively. Amortization expense is expected to be $0.4 million in each of the next five fiscal years.

In addition, the Company leases its corporate headquarters in Dallas, Texas, an office in New York City and various lease contracts for a duration of 5 years or less on autos, buses and office equipment. The lease on the corporate headquarters expires in February 2013. The Company incurred $28.8 million, $27.5 million and $17.1 million in lease expense during fiscal 2008, 2007 and 2006, respectively.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease commitments as of December 31, 2008, are as follows (in thousands):

2009	$29,350
2010	29,211
2011	29,177
2012	29,158
2013	28,810
Thereafter	63,343

$209,049

19.	Subsequent Event

On January 22, 2009, the Special Committee of the Company’s Board of Directors recommended, and the Company’s Board of Directors approved, the implementation of a stock repurchase program for up to $10 million of the Company’s common stock. Under the stock repurchase program, the Company is authorized to repurchase shares of its common stock in the open market and in privately negotiated transactions. The timing and extent to which the Company may repurchase its shares of common stock will depend upon market conditions and other corporate considerations. The Company anticipates that it will finance the stock repurchase program with available cash. As of March 9, 2009, the Company has purchased 272,200 shares at a total cost of $0.7 million.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Capital Senior Living Corporation

We have audited Capital Senior Living Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Capital Senior Living Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Capital Senior Living Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital Senior Living Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 9, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
March 9, 2009

INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

Exhibit
Number			Description

3.1		—	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)
3	.1.1	—	Amendment to Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)
3.2		—	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)
3	.2.1	—	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)
3	.2.2	—	Amendment No. 2 to Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2.2 to the Company’s Annual Report on Form 10-K for the year period ended December 31, 2002, filed by the Company with the Securities and Exchange Commission.)
4.1		—	Rights Agreement, dated as of March 9, 2000, between Capital Senior Living Corporation and ChaseMellon Shareholder Services, L.L.C., which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock, $.01 par value, as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights as Exhibit C (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated March 9, 2000, filed by the Company with the Securities and Exchange Commission.)
4.2		—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock, $.01 par value (included as Exhibit A to the Rights Agreement, which is Exhibit 4.1 hereto)
4.3		—	Form of Right Certificate (included as Exhibit B to the Rights Agreement, which is Exhibit 4.1 hereto)
4.4		—	Form of Summary of Rights (included as Exhibit C to the Rights Agreement, which is Exhibit 4.1 hereto)
4.5		—	Specimen of legend to be placed, pursuant to Section 3(c) of the Rights Agreement, on all new Common Stock certificates issued after March 20, 2000 and prior to the Distribution Date upon transfer, exchange or new issuance (included in Section 3(c) of the Rights Agreement, which is Exhibit 4.1 hereto)
4.6		—	1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation, as amended (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on December 3, 1999, by the Company with Securities and Exchange Commission.)
4.7		—	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)
4.8		—	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)
10.1		—	1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation, as amended (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on December 3, 1999, by the Company with Securities and Exchange Commission.)
10	.1.1	—	Form of Stock Option Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed on December 3, 1999, by the Company with Securities and Exchange Commission.)
10.3		—	Employment Agreement, dated as of November 1, 1996, by and between Capital Senior Living Corporation and Lawrence A. Cohen (Incorporated by reference to Exhibit 10.11 from the Registration Statement No. 333-33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.)

Exhibit
Number			Description

10.4		—	Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and David R. Brickman (Incorporated by reference to Exhibit 10.12 to the Registration Statement No. 333-33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.)
10.5		—	Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and Keith N. Johannessen (Incorporated by reference to Exhibit 10.13 from the Registration Statement No. 333-33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.
10.6		—	Employment Agreement, dated as of December 10, 1996, by and between Capital Senior Living, Inc. and Rob L. Goodpaster (Incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.)
10.7		—	Agreement of Limited Partnership of Triad Senior Living II, L.P. dated September 23, 1998 (Incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.)
10.8		—	Agreement of Limited Partnership of Triad Senior Living III, L.P. dated November 10, 1998 (Incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.)
10.9		—	First Amendment to Amended and Restated Employment Agreement of James A. Stroud, dated March 22, 1999, by and between James A. Stroud and Capital Senior Living Corporation (Incorporated by reference to the Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)
10.10		—	Second Amendment to Amended and Restated Employment Agreement of James A. Stroud, dated May 31, 1999, by and between James A. Stroud and Capital Senior Living Corporation (Incorporated by reference to the Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)
10.11		—	Agreement of Limited Partnership of Triad Senior Living IV, L.P. dated December 22, 1998 (Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.)
10.12		—	Employment Agreement, dated May 26, 1999, by and between Lawrence A. Cohen and Capital Senior Living Corporation (Incorporated by reference to the Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)
10.13		—	Employment Agreement, dated May 25, 1999, by and between Ralph A. Beattie and Capital Senior Living Corporation (Incorporated by reference to the Exhibit 10.76 to the Company’s Annual Report on Form 10-K, dated March 30, 2000, filed by the Company with the Securities and Exchange Commission.)
10.14		—	Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, L.P. (Incorporated by reference to the Exhibit 10.78 to the Company’s Annual Report on Form 10-K, dated March 30, 2000, filed by the Company with the Securities and Exchange Commission.)
10	.14.1	—	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, LP. (Incorporated by reference to the Exhibit 10.10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed by the Company with the Securities and Exchange Commission.)
10.15		—	First Amendment to Triad II Partnership Agreement (Incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K, dated August 15, 2000, filed by the Company with the Securities and Exchange Commission.)
10.16		—	Third Amendment to Amended and Restated Employment Agreement of James A. Stroud, dated November 8, 2000, by and between James A. Stroud and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.96 to the Company’s Annual Report on Form 10-K, dated March 26, 2002, filed by the Company with the Securities and Exchange Commission.)

Exhibit
Number			Description

10.17		—	Support Agreement dated as of September 11, 2002 by and between Capital Senior Living, Inc., Triad I, Triad II, Triad III, Triad IV and Triad V. (Incorporated by reference to Exhibit 10.102 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed by the Company with the Securities and Exchange Commission.)
10.18		—	Fourth Amendment to Amended and Restated Employment Agreement of James A. Stroud, dated January 16, 2003 by and between James A. Stroud and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.105 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)
10.19		—	Second Amendment to the Employment Agreement of Lawrence A. Cohen, dated January 27, 2003 by and between Lawrence A. Cohen and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.106 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)
10.20		—	First Amendment to the Employment Agreement of Keith N. Johannessen, dated January 17, 2003 by and between Keith N. Johannessen and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.107 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)
10.21		—	First Amendment to the Employment Agreement of Ralph A. Beattie, dated January 21, 2003 by and between Ralph A. Beattie and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.108 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)
10.22		—	Second Amendment to the Employment Agreement of David R. Brickman, dated January 27, 2003 by and between David R. Brickman and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.109 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)
10.23		—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living I, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.110 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)
10	.23.1	—	Amended and Restated Draw Promissory Note (Fairfield), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.111.1 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)
10	.23.2	—	Amended and Restated Draw Promissory Note (Oklahoma City), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.111.2 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)
10	.23.3	—	Amended and Restated Draw Promissory Note (Plano), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.111.3 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)
10.24		—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living III, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.112 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)
10.25		—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living IV, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.113 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)
10.26		—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living V, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.114 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

Exhibit
Number		Description

10.28	—	Form of Restricted Stock Award Under the 1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 10, 2005, filed by the Company with the Securities and Exchange Commission.)
10.29	—	Master Lease Agreement, dated June 30, 2005, between Ventas Amberleigh, LLC and Capital Senior Management 2, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, dated June 30, 2005, filed by the Company with the Securities and Exchange Commission on July 11, 2005.)
10.30	—	Schedule identifying substantially identical agreements to Exhibit 10.63 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, dated June 30, 2005, filed by the Company with the Securities and Exchange Commission on July 11, 2005.)
10.31	—	Loan Agreement, dated July 18, 2005, by Capital Senior Living Peoria, LLC and GMAC Commercial Mortgage Bank (Incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 18, 2005, filed by the Company with the Securities and Exchange Commission.)
10.32	—	Schedule identifying substantially identical agreements to Exhibit 10.65 (Incorporated by reference to the Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated July 18, 2005, filed by the Company with the Securities and Exchange Commission.)
10.33	—	Master Lease Agreement, dated October 18, 2005, between Ventas Georgetowne, LLC and Capital Senior Management 2, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 18, 2005, filed by the Company with the Securities and Exchange Commission.)
10.34	—	Contract of Acquisition, dated as of March 7, 2006, between Health Care Property Investors, Inc. and Capital Senior Living Properties 2 — Crosswood Oaks, Inc., Capital Senior Living Properties 2 — Tesson Heights, Inc. and Capital Senior Living Properties 2 — Veranda Club, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 7, 2006, filed by the Company with the Securities and Exchange Commission.)
10.35	—	Contract of Acquisition, dated as of March 7, 2006, between Texas HCP Holding, L.P. and Capital Senior Living Acquisition, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 7, 2006, filed by the Company with the Securities and Exchange Commission.)
10.36	—	Agreement of Purchase and Sale of Real Property, dated March 10, 2006, by and between Covenant Place of Abilene, Inc. and Capital Senior Living Acquisition, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 7, 2006, filed by the Company with the Securities and Exchange Commission.)
10.37	—	Schedule identifying substantially identical agreements to Exhibit 10.70 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 7, 2006, filed by the Company with the Securities and Exchange Commission.)
10.38	—	Master Lease Agreement, dated May 31, 2006, between subsidiaries of the Company and HCP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.)
10.39	—	Lease, dated May 31, 2006, between subsidiaries of the Company and HCP regarding the Crosswood Oaks Facility in Citrus Heights, California (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.)
10.40	—	Schedule identifying substantially identical agreements to Exhibit 10.73 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.)
10.41	—	Multifamily Note, dated June 9, 2006, executed by Triad Senior Living II, L.P. in favor of Capmark. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 9, 2006, filed by the Company with the Securities and Exchange Commission.)
10.42	—	Schedule identifying substantially identical agreements to Exhibit 10.75 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 9, 2006, filed by the Company with the Securities and Exchange Commission.)

Exhibit
Number			Description

10.43		—	Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing, dated June 9, 2006, by Triad Senior Living II, L.P. to Ed Stout, as trustee, for the benefit of Capmark. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated June 9, 2006, filed by the Company with the Securities and Exchange Commission.)
10.45		—	Loan Agreement, dated June 20, 2006, by and between Triad Senior Living III, L.P. and Capmark Bank. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 20, 2006, filed by the Company with the Securities and Exchange Commission.)
10.46		—	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8, dated May 31, 2007, filed by the Company with the Securities and Exchange Commission.)
10.47		—	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8, dated May 31, 2007, filed by the Company with the Securities and Exchange Commission.)
10.48		—	Multifamily Note dated May 3, 2007 executed by Triad Senior Living III, L.P. in favor of Capmark Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.)
10.49		—	Schedule identifying substantially identical agreements to Exhibit 10.3 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.)
10.50		—	Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing dated May 3, 2007 by Triad Senior Living III, L.P. in favor of Chicago Title Insurance Company, as trustee for the benefit of Capmark Bank. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.)
10.51		—	Schedule identifying substantially identical agreements to Exhibit 10.5. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.)
10.52		—	Asset Purchase Agreement, dated December 21, 2007, by and among the sellers identified therein, Capital Senior Living Acquisition, LLC and Hearthstone Senior Services, L.P. (Incorporated by reference to the Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated December 28, 2007, filed by the Company with the Securities and Exchange Commission.)
10.53		—	Settlement Agreement, dated March 19, 2008, by and among Capital Senior Living Corporation, West Creek Capital LLC, Harvey Hanerfeld and Roger Feldman. (Incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 26, 2008.)
10.54		—	Settlement Agreement, dated March 19, 2008, by and among Capital Senior Living Corporation, Boston Avenue Capital, LLC, York town Avenue Capital, LLC, Stephen J. Heyman, and James F. Adelson (Incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 26, 2008.).
10.55		—	Severance Agreement, dated December 12, 2008, by and among Capital Senior Living Corporation and James A. Stroud. (Incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on December 16, 2008.)
*21	.1	—	Subsidiaries of the Company
*23	.1	—	Consent of Ernst & Young LLP
*31	.1	—	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
*31	.2	—	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
*32	.1	—	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	—	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.