Form 10-Q
period 2009-03-31
CAPITAL SENIOR LIVING CORP
filed 2009-05-06
CIK 1043000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2009, the Registrant had 26,851,494, outstanding shares of its Common Stock, $0.01 par value.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,408	$25,880
Restricted cash	2,160	—
Accounts receivable, net	3,794	3,809
Accounts receivable from affiliates	748	1,152
Federal and state income taxes receivable	2,388	2,364
Deferred taxes	1,052	1,052
Assets held for sale	354	354
Property tax and insurance deposits	6,454	8,632
Prepaid expenses and other	3,808	5,930

Total current assets	45,166	49,173
Property and equipment, net	304,280	305,881
Deferred taxes	10,518	11,062
Investments in joint ventures	7,035	7,173
Other assets, net	15,050	14,831

Total assets	$382,049	$388,120

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,219	$1,920
Accrued expenses	10,842	13,661
Current portion of notes payable	10,706	12,026
Current portion of deferred income	6,539	6,174
Customer deposits	1,519	1,593

Total current liabilities	30,825	35,374
Deferred income	19,229	20,056
Notes payable, net of current portion	176,595	177,541
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares — 65,000; issued and outstanding shares 27,115 and 26,597 in 2009 and 2008, respectively	272	267
Additional paid-in capital	130,756	130,426
Retained earnings	25,276	24,456
Treasury stock, at cost — 337,300 shares in 2009	(904)	—

Total shareholders’ equity	155,400	155,149

Total liabilities and shareholders’ equity	$382,049	$388,120

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Resident and health care revenue	$42,599	$42,844
Unaffiliated management services revenue	18	42
Affiliated management services revenue	622	1,433
Community reimbursement revenue	4,736	4,198

Total revenues	47,975	48,517
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	25,969	26,606
General and administrative expenses	2,992	3,618
Facility lease expense	6,408	6,136
Stock-based compensation expense	331	229
Depreciation and amortization	3,253	3,033
Community reimbursement expense	4,736	4,198

Total expenses	43,689	43,820

Income from operations	4,286	4,697
Other income (expense):
Interest income	22	127
Interest expense	(2,948)	(3,065)
Gain on sale of assets	—	600
Other income	69	53

Income before provision for income taxes	1,429	2,412
Provision for income taxes	(609)	(922)

Net income	$820	$1,490

Per share data:
Basic net income per share	$0.03	$0.06

Diluted net income per share	$0.03	$0.06

Weighted average shares outstanding — basic	26,597	26,341

Weighted average shares outstanding — diluted	26,647	26,623

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2009	2008
Operating Activities

Net income	$820	$1,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,249	3,025
Amortization	4	8
Amortization of deferred financing charges	84	84
Amortization of deferred lease costs	92	90
Amortization of imputed interest	—	47
Deferred income	(462)	(575)
Deferred income taxes	544	367
Equity in the earnings of unconsolidated joint ventures	(69)	(53)
Gain on sale of assets	—	(734)
Provision for bad debts	10	15
Write-down of assets held for sale	—	134
Stock based compensation expense	331	229
Changes in operating assets and liabilities:
Accounts receivable	5	(895)
Accounts receivable from affiliates	404	(392)
Property tax and insurance deposits	2,178	1,742
Prepaid expenses and other	2,122	1,907
Other assets	(400)	(286)
Accounts payable	(701)	468
Accrued expenses	(2,819)	(2,649)
Federal and state income taxes receivable/payable	(24)	514
Customer deposits	(74)	(92)

Net cash provided by operating activities	5,294	4,444
Investing Activities
Capital expenditures	(1,647)	(1,671)
Proceeds from the sale of assets	—	1,401
Net investment in limited partnerships	206	(596)

Net cash used in investing activities	(1,441)	(866)
Financing Activities
Increase in restricted cash	(2,160)	—
Repayments of notes payable	(2,266)	(2,334)
Cash proceeds from the issuance of common stock	5	—
Purchases of treasury stock	(904)	—

Net cash used in financing activities	(5,325)	(2,334)

Increase (decrease) in cash and cash equivalents	(1,472)	1,244
Cash and cash equivalents at beginning of period	25,880	23,359

Cash and cash equivalents at end of period	$24,408	$24,603

Supplemental Disclosures
Cash paid during the period for:
Interest	$2,862	$2,932

Income taxes	$92	$99

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
1. BASIS OF PRESENTATION
Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior living communities throughout the United States. As of March 31, 2009, the Company operated 64 senior living communities in 23 states with an aggregate capacity of approximately 9,500 residents, including 38 senior living communities which the Company either owned or in which the Company had an ownership interest, 25 senior living communities that the Company leased and one senior living community it managed for a third party. As of March 31, 2009, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company accounts for significant investments in unconsolidated companies, in which the Company has significant influence, using the equity method of accounting.
The accompanying consolidated balance sheet, as of December 31, 2008, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2008, and the accompanying unaudited consolidated financial statements, as of March 31, 2009 and 2008, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2009.
In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2009, results of operations for the three months ended March 31, 2009 and 2008, respectively, and cash flows for the three months ended March 31, 2009 and 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results for the year ending December 31, 2009.
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
Development Guarantees
The Company, on three joint venture developments, has guarantees that the communities will be completed at budgeted costs approved by the joint venture members. These costs include the hard and soft construction costs and operating costs until each community reaches breakeven. The budgeted costs include contingency reserves for potential cost overruns and other unforeseen costs. In addition, each of these joint ventures has entered into a guaranteed fixed price construction contract with the general contractor on each of the developments. The Company would be required to fund these guarantees if the actual development costs incurred by the joint venture exceed the budgeted costs for the development. The terms of these guarantees generally do not provide for a limitation on the maximum potential future payments. The Company has not made any payments under these guarantees and currently does not expect to be required to make any payments under these guarantees.

Assets Held for Sale
Assets are classified as held for sale when the Company has committed to selling the asset and believes that it will be disposed of within one year. The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The fair value of properties are generally determined based on market rates, industry trends and recent comparable sales transactions. The Company had one parcel of land, in Fort Wayne, Indiana, held for sale at March 31, 2009.
In February 2008, the Company sold a parcel of land located in Carmichael, California for $1.2 million, net of closing costs, resulting in a gain on sale of approximately $0.6 million.
In accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), the parcel of land held for sale in Fort Wayne, Indiana, with a carrying amount of $0.5 million was written down by approximately $0.1 million to its fair value, less costs to sell, of $0.4 million during the first quarter of fiscal 2008. The Company currently estimates that this parcel of land held for sale has an aggregate fair value, net of costs of disposal, that exceeds its carrying value of $0.4 million at March 31, 2009. The amount that the Company will ultimately realize on the parcel of land could differ materially from this estimate.
Lease Accounting
The Company determines whether to account for its leases as either operating, capital or financing leases depending on the underlying terms of each lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of March 31, 2009, the Company leased 25 communities and classified each of the leases as an operating lease. The Company incurs lease acquisition costs and amortizes these costs over the term of the lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions under the provisions of SFAS No. 98 “Accounting for Leases” (“FAS 98”) and as such any related gains have been deferred and are being amortized over the lease term.
Facility lease expense in the Company’s statement of operations includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains.
Income Taxes
The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“FAS 109”). Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At March 31, 2009, the Company had recorded on its consolidated balance sheet deferred tax assets of $11.6 million. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. The Company has evaluated future expectations of net income and various tax planning strategies that it believes are both prudent and feasible, including various strategies to utilize net built-in gains on the Company’s appreciated assets. However, the benefits of the net deferred tax assets might not be realized if actual results differ from expectations. The Company believes that based upon this analysis that the realization of the net deferred tax assets is reasonably assured and therefore has not provided for a valuation allowance.
The Company accounts for uncertain tax positions under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes— An Interpretation of FASB Statement No. 109” (“FIN 48”). This standard clarifies the accounting for income tax benefits that are uncertain in nature. Under FIN 48, the Company is required to recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. FIN 48 also provides guidance on thresholds, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. The Company is not subject to income tax examinations for tax years prior to 2005.

Net Income Per Share
On January 1, 2009, the Company adopted the provisions of FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”) requiring unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be considered participating securities to be included in the computation of earnings per share under the two-class method. FSP 03-6-1 requires that, upon adoption, all prior period earnings per share data presented be adjusted retrospectively.
Basic net income per common share is computed by dividing net income remaining after allocation to unvested restricted shares by the weighted average number of common shares outstanding for the period. Except when the effect would be anti-dilutive, the calculation of diluted net income per common share includes the net impact of unvested restricted shares and shares that could be issued under outstanding stock options.
The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Three Months Ended
	March 31,
	2009	2008
Net income	$820	$1,490
Net income allocable to unvested restricted shares	(20)	(14)

Undistributed net income attributable to common shares	$800	$1,476

Weighted average shares outstanding — basic	26,597	26,341
Effects of dilutive securities:
Employee equity compensation plans	50	282

Weighted average shares outstanding — diluted	26,647	26,623

Basic income per share	$0.03	$0.06

Diluted income per share	$0.03	$0.06

Awards of unvested restricted stock representing approximately an additional 672,000 shares were outstanding for the first quarter ended March 31, 2009, and were included in the computation of allocable net income. Incremental awards of unvested restricted stock representing approximately 43,000 shares were not removed from the effects of dilutive securities in the computation of diluted weighted average shares outstanding for the first quarter ended March 31, 2008, as the impact to diluted income per share was not significant.
Treasury Stock
The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.
3. TRANSACTIONS WITH AFFILIATES
Midwest I
In January 2006, the Company announced the formation of Midwest Portfolio Holdings, LP (“Midwest I”) with GE Healthcare Financial Services (“GE Healthcare”) to acquire five senior housing communities from a third party. Midwest I is owned approximately 89% by GE Healthcare and 11% by the Company. As of March 31, 2009, the Company has contributed $2.7 million for its interests in Midwest I. The Company manages the five acquired communities under long-term management agreements with Midwest I. The Company accounts for its investment in Midwest I under the equity method of accounting and the Company recognized earnings in the equity of Midwest I of $39,000 and $30,000 in the three months ended March 31, 2009 and 2008, respectively. In addition, the Company earned $0.1 million in management fees on the Midwest I communities in each of the three months ended March 31, 2009 and 2008.
Midwest II
In August 2006, the Company announced the formation of Midwest Portfolio Holding II, LP (“Midwest II”) with GE Healthcare to acquire three senior housing communities from a third party. Midwest II is owned approximately 85% by GE Healthcare and 15% by the Company. As of March 31, 2009, the Company has contributed $1.6 million for its interests in Midwest II. The Company manages the three acquired communities under long-term management agreements with Midwest II. The Company accounts for its investment in Midwest II under the equity method of accounting and the Company recognized earnings (loss) in the equity of Midwest II of $18,000 and ($47,000) in the three months ended March 31, 2009 and 2008, respectively. In addition, the Company earned $0.1 million in management fees on the Midwest II communities in each of the three months ended March 31, 2009 and 2008.
SHPII/CSL
In November 2004, the Company and Senior Housing Partners II, LP (“SHPII”) formed four joint ventures (collectively, “SHPII/CSL”) that own four senior living communities (the “Spring Meadows Communities”). SHPII/CSL is owned 95% by SHPII and 5% by the Company. As of March 31, 2009, the Company has contributed $1.3 million for its interests in SHPII/CSL. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $55,000 and $0.1 million in the three months ended March 31, 2009 and 2008, respectively. In addition, the Company earned $0.3 million in management fees on the Spring Meadows Communities in each of the three months ended March 31, 2009 and 2008.
SHPIII/CSL Miami
In May 2007, the Company with Senior Housing Partners III, LP (“SHPIII”) formed SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community consists of 101 independent living units and 45 assisted living units and was opened in August 2008. As of March 31, 2009, the Company has contributed $0.8 million to SHPIII/CSL Miami for its 10% interest. The Company accounts for its investment in SHPIII/CSL Miami under the equity method of accounting and the Company recognized a loss in the equity of SHPIII/CSL Miami of $43,000 for the three months ended March 31, 2009. During the first three months of fiscal 2009, the Company earned $38,000 in management fees on the SHPIII/CSL Miami community. During the first three months of fiscal 2008, the Company earned $0.2 million in development fees and $38,000 in pre-marketing fees from the community.
SHPIII/CSL Richmond Heights
In November 2007, the Company with SHPIII formed SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community consists of 96 independent living units and 45 assisted living units and opened for business on April 1, 2009. As of March 31, 2009, the Company has contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest and accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting. During the first three months of fiscal 2009 the Company earned $12,500 in pre-marketing fees from SHPIII/CSL Richmond Heights. During the first three months of fiscal 2008 the Company earned $0.3 million in development fees from the community.
SHPIII/CSL Levis Commons
In December 2007, the Company with SHPIII formed SHPIII/CSL Levis Commons to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community consists of 101 independent living units and 45 assisted living units and opened for business on April 1, 2009. As of March 31, 2009, the Company has contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest and accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting. During the first three months of fiscal 2009 the Company earned $12,500 in pre-marketing fees from SHPIII/CSL Levis Commons. During the first three months of fiscal 2008 the Company earned $0.3 million in development fees from the community.
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
4. DEBT TRANSACTIONS / REFINANCINGS
     On December 1, 2008, the Company renewed certain insurance policies and entered into a finance agreement totaling $2.7 million. The finance agreement has a fixed interest rate of 4.78% with principal being repaid over a 10-month term.
     On November 21, 2008, the Company repaid the Lehman acquisition financing non-interest bearing note in its entirety for a total cost of $3.5 million.
     On October 31, 2008, the Company renewed certain insurance policies and entered into a finance agreement totaling $0.5 million. The finance agreement has a fixed interest rate of 4.78% with principal being repaid over a 10-month term.
     On May 31, 2008, the Company renewed certain insurance policies and entered into a finance agreement totaling $1.5 million. The finance agreement has a fixed interest rate of 3.75% with principal being repaid over a 10-month term.
     The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of the notes. The Company was in compliance with all of its debt covenants at March 31, 2009 and 2008.
5. NEW ACCOUNTING STANDARDS
FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”) defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. The Company adopted the provisions of FAS 157 on January 1, 2008, for its financial assets and liabilities and on January 1, 2009, for its nonfinancial assets and liabilities. The adoption of FAS 157 did not have a material effect on the Company’s earnings or financial position.
FASB Statement No. 141(R) “Business Combinations” (“FAS 141(R)”) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. As there have not been any acquisitions during the first three months of fiscal 2009, the provisions of FAS 141(R) did not have an impact on the Company’s earnings or financial position.
FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” This FSP was effective for the Company on January 1, 2009, and required all presented prior-period earnings per share data to be adjusted retrospectively. The Company’s adoption of FSP 03-6-1 did not have a material effect on the per share data reported for the basic weighted average shares outstanding in the Company’s consolidated financial statements.
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
On May 8, 2007, the Company’s shareholders approved the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (the “2007 Plan”) which provides for, among other things, the grant of restricted stock awards and stock options to purchase shares of the Company’s common stock. The 2007 Plan authorizes the Company to issue up to 2.6 million shares of common stock and the Company has reserved 1.9 million shares of common stock for future issuance pursuant to awards under the 2007 Plan. Effective May 8, 2007, the 1997 Omnibus Stock and Incentive Plan (as amended, the “1997 Plan”) was terminated and no additional shares will be granted under the 1997 Plan. The Company has reserved 0.9 million shares of common stock for future issuance upon the exercise of outstanding stock options pursuant to the 1997 Plan.
Stock Options
The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for employees, officers and directors and to align stockholder and employee interest. The Company’s options generally vest over one to five years and the related expense is amortized on a straight-line basis over the vesting period.
A summary of the Company’s stock option activity and related information for the three months ended March 31, 2009, is presented below:

	Outstanding at
	Beginning of				Outstanding	Options
	Period	Granted	Exercised	Forfeited	End of Period	Exercisable
Shares	895,334	—	—	166,969	728,365	728,365
Weighted average price	$4.83	$—	$—	$6.22	$4.51	$4.51
The options outstanding and the options exercisable at March 31, 2009, each had an intrinsic value of $0.1 million.
Restricted Stock
The Company grants restricted stock awards to employees, officers, and directors. Restricted stock granted generally vests over a period of three years but such awards are considered outstanding at the time of grant, since the holders thereof are entitled to dividends and voting rights. The Company recognizes compensation expense of a restricted stock award over the respective vesting period based on the fair value of the award on the grant date, net of forfeitures.
A summary of the Company’s restricted stock awards activity and related information for the three months ended March 31, 2009, is presented below:

	Outstanding at
	Beginning of				Outstanding
	Period	Issued	Vested	Forfeited	End of Period
Shares	251,632	521,625	100,843	250	672,164
The restricted stock outstanding at March 31, 2009, had an intrinsic value of $1.6 million.
During the three months ended March 31, 2009, the Company awarded 521,625 shares of restricted common stock to certain employees of the Company. The average market value of the common stock on the date of grant was $3.08. These awards of restricted shares vest over a three-year period and had an intrinsic value of $1.6 million on the date of issue.
Stock Based Compensation
The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock. The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk free interest rate. The expected volatility used by the Company is based primarily on an analysis of historical prices of the Company’s common stock. The expected term of options granted is based primarily on historical exercise patterns on the Company’s outstanding stock options. The risk free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not currently plan to pay dividends on its common stock and therefore has used a dividend yield of zero in determining the fair value of its awards. The option forfeiture rate assumption used by the Company, which affects the expense recognized as opposed to the fair value of the award, is based primarily on the Company’s historical option forfeiture patterns. The Company issued no stock options during the first three months of fiscal 2009 and 2008.

The Company has total stock-based compensation expense of $2.2 million not recognized as of March 31, 2009, and expects this expense to be recognized over approximately a three-year period.
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
8.  SHARE REPURCHASE PROGRAM
On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock.  Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations.  The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability.  The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. Shares of stock repurchased under the program will be held as treasury shares. Pursuant to this authorization, during the three months ended March 31, 2009, the Company purchased 337,300 shares at an average cost of $2.68 per share for a total cost to the Company of approximately $0.9 million.
9. SUBSEQUENT EVENTS
On April 1, 2009, the Company opened two senior living communities through its joint ventures with SHPIII. The Richmond Heights community located in Richmond Heights, Ohio, consists of 96 independent living units and 45 assisted living units. The Levis Commons community located near Toledo, Ohio, consists of 101 independent living units and 45 assisted living units. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Certain information contained in this report constitutes “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “intend,” “could,” “believe,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. The Company cautions readers that forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified. These factors may include the Company’s ability to complete the refinancing of certain of our wholly owned communities, realize the anticipated savings related to such financings, find suitable acquisition properties at favorable terms, financing, licensing, business conditions, risks of downturn in economic conditions generally, satisfaction of closing conditions such as those pertaining to licensure, availability of insurance at commercially reasonable rates, and changes in accounting principles and interpretations, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC.
Overview
The following discussion and analysis addresses (i) the Company’s results of operations for the three months ended March 31, 2009 and 2008, respectively, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report.
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
As of March 31, 2009, the Company operated 64 senior living communities in 23 states with an aggregate capacity of approximately 9,500 residents, including 25 senior living communities that the Company owned, 13 senior living communities in which the Company had an ownership interest, 25 senior living communities that the Company leased and one senior living community that it managed for a third party. As of March 31, 2009, the Company also operated one home care agency.
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
The senior living industry continues to be negatively impacted by unfavorable conditions in the housing, credit and financial markets and deteriorating conditions in the overall economy, generally resulting in lower than anticipated occupancy rates. During the first quarter of fiscal 2009, in response to these conditions, the Company has continued to focus on reducing overhead while maintaining an emphasis on occupancy increases, improvement in rental rates, expense management and growth in net operating income per unit; increasing levels of care through conversions; and other opportunities to enhance shareholder value.
In January 2009, the Company announced that the Company’s board of directors approved the implementation of a stock repurchase program of up to $10 million of the Company’s common stock. During the first quarter of fiscal 2009, the Company has acquired 337,300 shares of stock at a cost of approximately $0.9 million.
Joint Venture Transactions and Management Contracts
As of March 31, 2009, the Company managed 13 communities owned by joint ventures in which the Company has a minority interest and one community owned by a third party. For communities owned by joint ventures and third parties, the Company typically receives a management fee of 5% of gross revenues. In addition, certain of the contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community.
The Company believes that the factors affecting the financial performance of communities managed under contracts with third parties do not vary substantially from the factors affecting the performance of owned and leased communities, although there are different business risks associated with these activities.
The Company’s third-party management fees are primarily based on a percentage of gross revenues. As a result, the cash flow and profitability of such contracts to the Company are more dependent on the revenues generated by such communities and less dependent on net cash flow than for owned or leased communities. Further, the Company is not responsible for capital investments in managed communities. The management contracts are generally terminable only for cause or upon the sale of a community, subject to the Company’s rights to offer to purchase such community.
Midwest I Transaction
In January 2006, the Company and GE Healthcare formed Midwest I to acquire five senior housing communities from a third party. Midwest I is owned approximately 89% by GE Healthcare and 11% by the Company. As of March 31, 2009, the Company has contributed $2.7 million for its interest in Midwest I. Midwest I paid approximately $46.9 million for the five communities. The five communities comprise 293 assisted living units with a resident capacity of 389. The Company manages the five acquired communities under long-term management agreements with Midwest I. The Company accounts for its investment in Midwest I under the equity method of accounting and the Company recognized earnings in the equity of Midwest I of $39,000 and $30,000 in the three months ended March 31, 2009 and 2008, respectively. In addition, the Company earned $0.1 million in management fees on the Midwest I communities in each of the three months ended March 31, 2009 and 2008.
Midwest II Transaction
In August 2006, the Company and GE Healthcare formed Midwest II to acquire three senior housing communities from a third party. Midwest II is owned approximately 85% by GE Healthcare and 15% by the Company. As of March 31, 2009, the Company has contributed $1.6 million for its interest in Midwest II. Midwest II paid approximately $38.2 million for the three communities. The three communities comprise 300 assisted living and memory care units with a resident capacity of 319. The Company manages the three acquired communities under long-term management agreements with Midwest II. The Company accounts for its investment in Midwest II under the equity method of accounting and the Company recognized earnings (loss) in the equity of Midwest II of $18,000 and ($47,000) in the three months ended March 31, 2009 and 2008, respectively. In addition, the Company earned $0.1 million in management fees on the Midwest II communities in each of the three months ended March 31, 2009 and 2008.
SHPII/CSL Transactions
In November 2004, the Company formed SHPII/CSL with SHPII. Effective as of November 30, 2004, SHPII/CSL acquired the Spring Meadows Communities which have a combined capacity of 698 residents. As of March 31, 2009, the Company has contributed $1.3 million for its interests in SHPII/CSL. The Company manages the Spring Meadows Communities under long-term management contracts with SHPII/CSL. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $55,000 and $0.1 million in the three months ended March 31, 2009 and 2008, respectively. In addition, the Company earned $0.3 million in management fees on the Spring Meadows Communities in each of the three months ended March 31, 2009 and 2008.
SHP III Transactions
In May 2007, the Company and SHPIII formed SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community consists of 101 independent living units and 45 assisted living units and was opened in August 2008. As of March 31, 2009, the Company has contributed $0.8 million to SHPIII/CSL Miami for its 10% interest. The Company accounts for its investment in SHPIII/CSL Miami under the equity method of accounting and the Company recognized a loss in the equity of SHPIII/CSL Miami of $43,000 for the three months ended March 31, 2009. During the first three months of fiscal 2009, the Company earned $38,000 in management fees on the SHPIII/CSL Miami community. During the first three months of fiscal 2008, the Company earned $0.2 million in development fees and $38,000 in pre-marketing fees from the community.

In November 2007, the Company and SHPIII formed SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community consists of 96 independent living units and 45 assisted living units and opened for business on April 1, 2009. As of March 31, 2009, the Company has contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest and accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting. During the first three months of fiscal 2009 the Company earned $12,500 in pre-marketing fees from SHPIII/CSL Richmond Heights. During the first three months of fiscal 2008 the Company earned $0.3 million in development fees from the community.
In December 2007, the Company and SHPIII formed SHPIII/CSL Levis Commons to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community consists of 101 independent living units and 45 assisted living units and opened for business on April 1, 2009. As of March 31, 2009, the Company has contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest and accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting. During the first three months of fiscal 2009 the Company earned $12,500 in pre-marketing fees from SHPIII/CSL Levis Commons. During the first three months of fiscal 2008 the Company earned $0.3 million in development fees from the community.
CGIM Transaction
In August 2004, the Company acquired from Covenant Group of Texas, Inc. (“Covenant”) all of the outstanding stock of Covenant’s wholly owned subsidiary, CGIM. This acquisition resulted in the Company assuming the management contracts on 14 senior living communities with a combined resident capacity of approximately 1,800 residents. As of March 31, 2009, the Company managed one community under the management agreement with CGIM.
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

						Lease	Deferred
		Number of	Value of		Initial	Acquisition	Gains/Lease
Landlord	Date of Lease	Communities	Transaction	Term	Lease Rate (1)	Costs (2)	Concession (3)
Ventas	September 30, 2005	6	$84.6	10 years	8%	$1.3	$4.6
				(Two five-year renewals)
Ventas	October 18, 2005	1	19.5	10 years	8%	0.2	—
				(Two five-year renewals)
Ventas	March 31,2006	1	29.0	10 years	8%	0.1	14.3
				(Two five-year renewals)
Ventas	June 8, 2006	1	19.1	9.5 years	8%	0.4	—
				(Two five-year renewals)
Ventas	January 31, 2008	1	5.0	10 years	7.75%	0.2	—
				(Two five-year renewals)

						Lease	Deferred
		Number of	Value of		Initial	Acquisition	Gains/Lease
Landlord	Date of Lease	Communities	Transaction	Term	Lease Rate (1)	Costs (2)	Concession (3)
HCP	May 1, 2006	3	54.0	10 years	8%	0.2	12.8
				(Two ten-year renewals)
HCP	May 31, 2006	6	43.0	10 years	8%	0.2	0.6
				(Two ten-year renewals)
HCP	December 1, 2006	4	51.0	10 years	8%	0.7	—
				(Two ten-year renewals)
HCP	December 14, 2006	1	18.0	10 years	7.75%	0.3	—
				(Two ten-year renewals)
HCP	April 11, 2007	1	8.0	10 years	7.25%	0.1	—

				(Two ten-year renewals)
Subtotal						3.7	32.3
Accumulated amortization through March 31, 2009						(1.1)	—
Accumulated deferred gain recognized through March 31, 2009						—	(10.0)

Net lease acquisition costs / deferred gains as of March 31, 2009						$2.6	$22.3

(1)	Initial lease rates are subject to conditional lease escalation provisions as set forth in each lease agreement.

(2)	Lease acquisition costs are being amortized over the leases’ initial term.

(3)	Deferred gains of $31.7 million and lease concessions of $0.6 million are being recognized in the Company’s statement of income as a reduction in facility rent expense over the leases’ initial term. Lease concessions relate to the HCP transaction on May 31, 2006.
Recently Issued Accounting Standards
FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”) defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. The Company adopted the provisions of FAS 157 on January 1, 2008, for its financial assets and liabilities and on January 1, 2009, for its nonfinancial assets and liabilities. The adoption of FAS 157 did not have a material effect on the Company’s earnings or financial position.
FASB Statement No. 141(R) “Business Combinations” (“FAS 141(R)”) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. As there have not been any acquisitions during the first three months of fiscal 2009, the provisions of FAS 141(R) did not have an impact on the Company’s earnings or financial position.
FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”) clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” This FSP was effective for the Company on January 1, 2009, and required all presented prior-period earnings per share data to be adjusted retrospectively. The Company’s adoption of FSP 03-6-1 did not have a material effect on the per share data reported for the basic weighted average shares outstanding in the Company’s consolidated financial statements.
Website
The Company’s internet website www.capitalsenior.com contains an Investor Relations section, which provides links to the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Section 16 filings and amendments to those reports, which reports and filings are available free of charge through the Company’s website as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

Results of Operations
The following table sets forth for the periods indicated selected statements of income data in thousands of dollars and expressed as a percentage of total revenues.

	Three Months Ended March 31,
	2009		2008
	$	%	$	%
Revenues:
Resident and healthcare revenue	$42,599	88.8	$42,844	88.3
Unaffiliated management service revenue	18	0.0	42	0.1
Affiliated management service revenue	622	1.3	1,433	3.0
Community reimbursement income	4,736	9.9	4,198	8.7

Total revenues	47,975	100.0	48,517	100.0
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization shown below)	25,969	54.1	26,606	54.8
General and administrative expenses	2,992	6.2	3,618	7.5
Facility lease expense	6,408	13.4	6,136	12.6
Stock-based compensation expense	331	0.7	229	0.5
Depreciation and amortization	3,253	6.8	3,033	6.3
Community reimbursement expense	4,736	9.9	4,198	8.7

Total expenses	43,689	91.1	43,820	90.3

Income from operations	4,286	8.9	4,697	9.7
Other income (expense):
Interest income	22	0.0	127	0.3
Interest expense	(2,948)	(6.1)	(3,065)	(6.3)
Gain on sale of assets	—	—	600	1.2
Other income	69	0.1	53	0.1

Income before income taxes	1,429	2.9	2,412	5.0
Provision for income taxes	(609)	(1.2)	(922)	(1.9)

Net income	$820	1.7	$1,490	3.1

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008
Revenues.
Total revenues were $48.0 million for the three months ended March 31, 2009 compared to $48.5 million for the three months ended March 31, 2008, representing a decrease of approximately $0.5 million or 1.1%. This decrease in revenue is primarily the result of a decrease in affiliated management services revenue of $0.8 million and a decrease in resident and healthcare revenue of $0.2 million offset by an increase in community reimbursement revenue of $0.5 million.
•	The decrease in affiliated management services revenue of $0.8 million or 56.6% primarily results from the Company no longer earning development fees from three joint venture communities that were under development during fiscal 2008.

•	Resident and healthcare revenue decreased $0.2 million or 0.6% due primarily to a decrease in occupancy at the Company’s 50 consolidated communities of approximately 3.9% resulting in a decrease in rent which was partially offset by an increase in average rental rates of 3.5%.

•	Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements.
Expenses.
Total expenses were $43.7 million in the first quarter of fiscal 2009 compared to $43.8 million in the first quarter of fiscal 2008, representing a decrease of $0.1 million or 0.3%. This decrease is primarily the result of a $0.6 million decrease in operating expenses and a $0.6 million decrease in general and administrative expenses offset by a $0.3 million increase in facility lease expense, a $0.1 million increase in stock-based compensation, a $0.2 million increase in depreciation and amortization expense, and a $0.5 million increase in community reimbursement expense.
•	Operating expenses decreased $0.6 million or 2.4% primarily due to a decrease of $0.5 million in independent living expenses and $0.1 million in healthcare expenses. The primary decreases in independent living expenses include a decrease in labor and benefit costs of $0.3 million, a decrease in food costs of $0.1 million, and a net decrease of $0.1 million in other independent living operating costs. Healthcare expenses decreased primarily due to a decrease in labor and benefit costs.

•	General and administrative expenses decreased $0.6 million primarily due to the write-off of accumulated due diligence costs of $0.3 million related to a potential acquisition that the Company terminated in the first quarter of fiscal 2008 and a reduction in corporate salaries of $0.1 million and corporate bonus expense of $0.2 million due to the retirement of the Chairman of the Company and separation of development department employees in the fourth quarter of fiscal 2008.

•	Facility lease expense increased $0.3 million due to annual increases in rental rates for existing leases and a full quarter of lease expense for the Whitley Place community compared to 2 months in the first quarter of fiscal 2008, combined with increases in contingent rent on certain leases.

•	Stock-based compensation increased $0.1 million in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 due to the award of additional restricted shares of common stock to certain employees and directors of the Company.

•	Depreciation and amortization expense increased $0.2 million primarily as a result of an increase in depreciation expense at the Company’s 50 consolidated communities

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures.
Other income and expense.
•	Interest income reflects interest earned on investment of cash balances and interest earned on escrowed funds.

•	Interest expense decreased $0.1 million to $3.0 million in the first quarter of fiscal 2009 compared to $3.1 million in the first quarter of fiscal 2008. This decrease in interest expense primarily results from less debt outstanding during the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.

•	Gain on sale of assets in the first quarter of fiscal 2008 represents gains associated with the sale of two parcels of land of $0.7 million and the amortization of a deferred gain on the sale of the Richmond Heights land in fiscal 2007 to a joint venture in which the Company has an equity interest, offset by a $0.1 million impairment adjustment on a parcel of land, located in Fort Wayne, Indiana, which is classified as held for sale.

•	Other expense/income in the first quarter of fiscal 2009 and 2008 relates to the Company’s equity in the earnings/losses of unconsolidated affiliates, which represents the Company’s share of the earnings/losses on its investments in SHPII/CSL, SHPIII/CSL, Midwest I and Midwest II.
Provision for income taxes.
Provision for income taxes for the first quarter of fiscal 2009 was $0.6 million or 42.6% of income before taxes compared to a provision for income taxes of $0.9 million, or 38.2% of income before taxes, for the first quarter of fiscal 2008. The effective tax rates for the first quarter of 2009 and 2008 differ from the statutory tax rates because of state income taxes and permanent tax differences. The Company is significantly impacted by the recently-enacted Texas Margin Tax which effectively imposes a tax on modified gross revenues for communities within the state. The Company consolidated 17 Texas communities in the first quarter of fical 2009 and the Texas Margin Tax increased the overall provision for income taxes by more than four percentage points. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. At March 31, 2009, no valuation allowance was considered necessary based on this evaluation.
Net income
As a result of the foregoing factors, the Company reported net income of $0.8 million for the three months ended March 31, 2009 compared to a net income of $1.5 million for the three months ended March 31, 2008.
Liquidity and Capital Resources
The impact of the current economic environment could result in decreases in the fair value of assets, slowing of transactions, tightening liquidity and credit markets. These impacts could make securing debt for acquisitions or refinancings for the Company, its joint ventures, or buyers of the Company’s properties more difficult or on terms not acceptable to the Company.
In addition to approximately $24.4 million of unrestricted cash balances on hand as of March 31, 2009, the Company’s principal sources of liquidity are expected to be cash flows from operations, proceeds from the sale of assets, cash flows from SHPIII/CSL Miami, SHP III/CSL Richmond Heights, SHPIII/CSL Levis Commons, SHPII/CSL, Midwest I and Midwest II and/or additional debt refinancings. The Company expects its available cash and cash flows from operations, proceeds from the sale of assets, and cash flows from SHPIII/CSL Miami, SHP III/CSL Richmond Heights, SHPIII/CSL Levis Commons, SHPII/CSL, Midwest I and Midwest II to be sufficient to fund its short-term working capital requirements and the Company’s stock repurchase program. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company from time to time considers and evaluates transactions related to its portfolio including refinancings, purchases and sales, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.
In summary, the Company’s cash flows were as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net cash provided by operating activities	$5,294	$4,444
Net cash used in investing activities	(1,441)	(866)
Net cash used in financing activities	(5,325)	(2,334)

Net increase (decrease) in cash and cash equivalents	$(1,472)	$1,244

Operating Activities
The net cash provided by operating activities for the first quarter of fiscal 2009 primarily results from net income of $0.8 million, net non-cash charges of $3.8 million, a decrease in accounts receivable of $0.4 million, a decrease in property tax and insurance deposits of $2.2 million, and a decrease in prepaid expenses and other of $2.1 million offset by an increase in other assets of $0.4 million, a decrease in accounts payable of $0.7 million, a decrease in accrued expenses of $2.8 million, and a decrease in customer deposits of $0.1 million. The net cash provided by operating activities for the first quarter of fiscal 2008 primarily results from net income of $1.5 million, net non-cash charges of $2.6 million, a decrease in property tax and insurance deposits of $1.7 million, a decrease in prepaid expenses and other of $1.9 million, an increase in accounts payable of $0.5 million and a decrease in federal and state income tax receivable of $0.5 million offset by an increase in accounts receivable of $1.3 million, an increase in other assets of $0.3 million, a decrease in accrued expenses of $2.6 million and a decrease in customer deposits of $0.1 million.
Investing Activities
The net cash used in investing activities for the first quarter of fiscal 2009 primarily results from capital expenditures of $1.6 million offset by net investments in joint ventures of $0.2 million. The net cash used in investing activities for the first quarter of fiscal 2008 primarily results from capital expenditures of $1.7 million, net investments in joint ventures of $0.6 million, offset by proceeds from the sale of two parcels of land, one in Carmichael, California and the other in Lincoln, Nebraska, for $1.4 million.
Financing Activities
The net cash used in financing activities for the first quarter of fiscal 2009 primarily results from repayments of notes payable of $2.2 million, additions to restricted cash of $2.2 million, and purchases of treasury stock of $0.9 million. The net cash used in financing activities for the first quarter of fiscal 2008 results from repayments of notes payable of $2.3 million.
Debt Transactions / Refinancings

     On December 1, 2008, the Company renewed certain insurance policies and entered into a finance agreement totaling $2.7 million. The finance agreement has a fixed interest rate of 4.78% with principal being repaid over a 10-month term.
     On November 21, 2008, the Company repaid the Lehman acquisition financing non-interest bearing note in its entirety for a total cost of $3.5 million.
     On October 31, 2008, the Company renewed certain insurance policies and entered into a finance agreement totaling $0.5 million. The finance agreement has a fixed interest rate of 4.78% with principal being repaid over a 10-month term.
     On May 31, 2008, the Company renewed certain insurance policies and entered into a finance agreement totaling $1.5 million. The finance agreement has a fixed interest rate of 3.75% with principal being repaid over a 10-month term.
     The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of the notes. The Company was in compliance with all of its debt covenants at March 31, 2009 and 2008.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of March 31, 2009, the Company had $187.3 million in outstanding debt comprised solely of fixed rate debt instruments. In addition, as of March 31, 2009, the Company had $199.1 million in future lease obligations with contingent rent increases based on changes in the consumer price index.
Changes in interest rates would affect the fair market values of the Company’s fixed rate debt instruments, but would not have an impact on the Company’s earnings or cash flows. Increase in the consumer price index could have an effect on future facility lease expense if the leased community exceeds the contingent rent escalation thresholds set forth in each of the Company’s lease agreements.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. RISK FACTORS.
Our business involves various risks. When evaluating our business the following information should be carefully considered in conjunction with the other information contained in our periodic filings with the SEC. Additional risks and uncertainties not known to us currently or that currently we deem to be immaterial also may impair our business operations. If we are unable to prevent events that have a negative effect from occurring, then our business may suffer. Negative events are likely to decrease our revenue, increase our costs, make our financial results poorer and/or decrease our financial strength, and may cause our stock price to decline. There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our 2008 Form 10-K.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following information is provided pursuant to Item 703 of Regulation S-K:

	Total Number	Average	Total Shares Purchased	Approximate Dollar Value of
	of Shares	Price Paid	as Part of Publicly	Shares that May Yet Be
Period	Purchased	per Share	Announced Program	Purchased Under the Program
January 1 – January 31, 2009	81,000	2.76	81,000	9,776,440
February 1 – February 28, 2009	191,200	2.60	191,200	9,279,320
March 1 – March 31, 2009	65,100	2.58	65,100	9,111,362

Total	337,300	2.68	337,300	9,111,362

On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock.  The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date.
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
Date: May 4, 2009

INDEX TO EXHIBITS
The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

Exhibit
Number		Description
3.1	—	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to exhibit 3.1 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)

3.1.1	—	Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

3.2.1	—	Bylaws of the Registrant. (Incorporated by reference to exhibit 3.2 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)

3.2.2	—	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

3.2.3	—	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant. (Incorporated by reference to exhibit 3.2.2 to the Company’s Annual Report on Form 10-K for the year period ended December 31, 2002, filed by the Company with the Securities and Exchange Commission.)

4.1	—	Rights Agreement, dated as of March 9, 2000, between Capital Senior Living Corporation and ChaseMellon Shareholder Services, L.L.C., which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock, $.01 par value, as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights as Exhibit C. (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 20, 2000.)

4.2	—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock, $.01 par value. (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 20, 2000.)

4.3	—	Form of Right Certificate. (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 20, 2000.)

4.4	—	Form of Summary of Rights. (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 20, 2000.)

4.5	—	Specimen of legend to be placed, pursuant to Section 3(c) of the Rights Agreement, on all new Common Stock certificates issued after March 20, 2000 and prior to the Distribution Date upon transfer, exchange or new issuance. (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 20, 2000.)

4.6	—	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 4.6 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

Exhibit
Number		Description
4.7	—	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 4.7 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

31.1*	—	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	—	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	—	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Ralph A. Beattie pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.