Form 10-Q
period 2009-06-30
CAPITAL SENIOR LIVING CORP
filed 2009-08-05
CIK 1043000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 3, 2009, the Registrant had 26,850,994, outstanding shares of its Common Stock, $0.01 par value.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,979	$25,880
Restricted cash	2,162	—
Accounts receivable, net	3,587	3,809
Accounts receivable from affiliates	489	1,152
Federal and state income taxes receivable	1,196	2,364
Deferred taxes	1,052	1,052
Assets held for sale	354	354
Property tax and insurance deposits	7,905	8,632
Prepaid expenses and other	4,090	5,930

Total current assets	48,814	49,173
Property and equipment, net	303,138	305,881
Deferred taxes	10,041	11,062
Investments in joint ventures	6,884	7,173
Other assets, net	14,751	14,831

Total assets	$383,628	$388,120

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,286	$1,920
Accrued expenses	13,117	13,661
Current portion of notes payable	11,102	12,026
Current portion of deferred income	6,489	6,174
Customer deposits	1,451	1,593

Total current liabilities	33,445	35,374
Deferred income	18,401	20,056
Notes payable, net of current portion	175,694	177,541
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares — 65,000; issued and outstanding shares 26,851 and 26,679 in 2009 and 2008, respectively	272	267
Additional paid-in capital	131,045	130,426
Retained earnings	25,705	24,456
Treasury stock, at cost – 350 shares in 2009	(934)	—

Total shareholders’ equity	156,088	155,149

Total liabilities and shareholders’ equity	$383,628	$388,120

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Resident and health care revenue	$42,550	$42,727	$85,149	$85,571
Unaffiliated management services revenue	18	46	36	88
Affiliated management services revenue	678	1,736	1,300	3,169
Community reimbursement revenue	3,959	4,523	8,695	8,721

Total revenues	47,205	49,032	95,180	97,549
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	26,020	26,265	51,989	52,871
General and administrative expenses	3,372	3,710	6,364	7,328
Facility lease expense	6,531	6,319	12,939	12,455
Stock-based compensation expense	289	264	620	493
Depreciation and amortization	3,275	3,082	6,528	6,115
Community reimbursement expense	3,959	4,523	8,695	8,721

Total expenses	43,446	44,163	87,135	87,983

Income from operations	3,759	4,869	8,045	9,566
Other income (expense):
Interest income	16	96	38	223
Interest expense	(2,956)	(3,041)	(5,904)	(6,106)
(Loss) gain on sale of assets	—	(4)	—	596
Other income	4	99	73	152

Income before provision for income taxes	823	2,019	2,252	4,431
Provision for income taxes	(394)	(773)	(1,003)	(1,695)

Net income	$429	$1,246	$1,249	$2,736

Per share data:
Basic net income per share	$0.02	$0.05	$0.05	$0.10

Diluted net income per share	$0.02	$0.05	$0.05	$0.10

Weighted average shares outstanding — basic	26,439	26,349	26,518	26,345

Weighted average shares outstanding — diluted	26,523	26,670	26,583	26,648

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2009	2008
Operating Activities

Net income	$1,249	$2,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,519	6,098
Amortization	9	17
Amortization of deferred financing charges	169	169
Amortization of deferred lease costs	185	183
Amortization of imputed interest	—	95
Deferred income	(1,340)	(1,257)
Deferred income taxes	1,021	602
Equity in the earnings of unconsolidated joint ventures	(73)	(152)
Gain on sale of assets	—	(730)
Provision for bad debts	263	15
Write-down of assets held for sale	—	134
Stock based compensation expense	620	493
Changes in operating assets and liabilities:
Accounts receivable	(41)	(1,682)
Accounts receivable from affiliates	663	(1,204)
Property tax and insurance deposits	727	45
Prepaid expenses and other	1,840	1,449
Other assets	(283)	(202)
Accounts payable	(634)	445
Accrued expenses	(544)	126
Federal and state income taxes receivable	1,168	842
Customer deposits	(142)	(205)

Net cash provided by operating activities	11,376	8,017
Investing Activities
Capital expenditures	(3,777)	(3,566)
Proceeds from the sale of assets	—	1,397
Net investments in joint ventures	362	(873)

Net cash used in investing activities	(3,415)	(3,042)
Financing Activities
Increase in restricted cash	(2,162)	—
Proceeds from notes payable	1,459	1,474
Repayments of notes payable	(4,230)	(3,741)
Cash proceeds from the issuance of common stock	5	1
Purchases of treasury stock	(934)	—

Net cash used in financing activities	(5,862)	(2,266)

Increase in cash and cash equivalents	2,099	2,709
Cash and cash equivalents at beginning of period	25,880	23,359

Cash and cash equivalents at end of period	$27,979	$26,068

Supplemental Disclosures
Cash paid during the period for:
Interest	$5,757	$5,863

Income taxes	$416	$1,058

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
1. BASIS OF PRESENTATION
Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior living communities throughout the United States. As of June 30, 2009, the Company operated 66 senior living communities in 23 states with an aggregate capacity of approximately 9,800 residents, including 40 senior living communities which the Company either owned or in which the Company had an ownership interest, 25 senior living communities that the Company leased and one senior living community it managed for a third party. As of June 30, 2009, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company accounts for significant investments in unconsolidated companies, in which the Company has significant influence, using the equity method of accounting.
The accompanying consolidated balance sheet, as of December 31, 2008, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2008, and the accompanying unaudited consolidated financial statements, as of June 30, 2009 and 2008, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2009.
In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2009, results of operations for the three and six months ended June 30, 2009 and 2008, respectively, and cash flows for the six months ended June 30, 2009 and 2008. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results for the year ending December 31, 2009.
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

Assets Held for Sale
Assets are classified as held for sale when the Company has committed to selling the asset and believes that it will be disposed of within one year. The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The fair value of properties are generally determined based on market rates, industry trends and recent comparable sales transactions. The Company had one parcel of land, in Fort Wayne, Indiana, held for sale at June 30, 2009.
In February 2008, the Company sold a parcel of land located in Carmichael, California for $1.2 million, net of closing costs, resulting in a gain on sale of approximately $0.6 million.
In accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), the parcel of land held for sale in Fort Wayne, Indiana, with a carrying amount of $0.5 million was written down by approximately $0.1 million to its fair value, less costs to sell, of $0.4 million during the first quarter of fiscal 2008. The Company currently estimates that this parcel of land held for sale has an aggregate fair value, net of costs of disposal, that exceeds its carrying value of $0.4 million at June 30, 2009. The amount that the Company will ultimately realize on the parcel of land could differ materially from this estimate.
Lease Accounting
The Company determines whether to account for its leases as either operating, capital or financing leases depending on the underlying terms of each lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of June 30, 2009, the Company leased 25 communities and classified each of the leases as an operating lease. The Company incurs lease acquisition costs and amortizes these costs over the term of the lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions under the provisions of SFAS No. 98 “Accounting for Leases” (“FAS 98”) and as such any related gains have been deferred and are being amortized over the lease term.
Facility lease expense in the Company’s statement of operations includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains.
There are various financial covenants and other restrictions in our lease agreements. The Company was in compliance with all of its lease covenants at June 30, 2009.
Income Taxes
The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“FAS 109”). Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At June 30, 2009, the Company had recorded on its consolidated balance sheet deferred tax assets of $11.1 million. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. The Company has evaluated future expectations of net income and various tax planning strategies that it believes are both prudent and feasible, including various strategies to utilize net built-in gains on the Company’s appreciated assets. However, the benefits of the net deferred tax assets might not be realized if actual results differ from expectations. The Company believes that based upon this analysis that the realization of the net deferred tax assets is reasonably assured and therefore has not provided for a valuation allowance.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$429	$1,246	$1,249	$2,736
Net income allocated to unvested restricted shares	(10)	(12)	(30)	(26)

Undistributed net income allocated to common shares	$419	$1,234	$1,219	$2,710

Weighted average shares outstanding – basic	26,439	26,349	26,518	26,345
Effects of dilutive securities:
Employee equity compensation plans	84	321	65	303

Weighted average shares outstanding – diluted	26,523	26,670	26,583	26,648

Basic income per share	$0.02	$0.05	$0.05	$0.10

Diluted income per share	$0.02	$0.05	$0.05	$0.10

Awards of unvested restricted stock representing approximately 636,000 and 262,000 shares were outstanding for the three months ended June 30, 2009 and 2008, respectively, and 654,000 and 257,000 shares were outstanding for the six months ended June 30, 2009 and 2008, respectively, and were included in the computation of allocable net income.
Awards of unvested restricted stock representing approximately 64 and 54 incremental shares were not removed from the effects of dilutive securities in the computation of diluted weighted average shares outstanding for the three and six months ended June 30, 2008, respectively, as the effect did not materially impact previously reported basic and diluted income per share.
Treasury Stock
The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.
3. TRANSACTIONS WITH AFFILIATES
Midwest I
In January 2006, the Company announced the formation of Midwest Portfolio Holdings, LP (“Midwest I”) with GE Healthcare Financial Services (“GE Healthcare”) to acquire five senior housing communities from a third party. Midwest I is owned approximately 89% by GE Healthcare and 11% by the Company. As of June 30, 2009, the Company has contributed $2.7 million for its interests in Midwest I. The Company manages the five acquired communities under long-term management agreements with Midwest I. The Company accounts for its investment in Midwest I under the equity method of accounting and the Company recognized earnings in the equity of Midwest I of $0.1 million in each of the six months ended June 30, 2009 and 2008, respectively. In addition, the Company earned $0.3 million in management fees on the Midwest I communities in each of the six months ended June 30, 2009 and 2008.
Midwest II
In August 2006, the Company announced the formation of Midwest Portfolio Holding II, LP (“Midwest II”) with GE Healthcare to acquire three senior housing communities from a third party. Midwest II is owned approximately 85% by GE Healthcare and 15% by the Company. As of June 30, 2009, the Company has contributed $1.6 million for its interests in Midwest II. The Company manages the three acquired communities under long-term management agreements with Midwest II. The Company accounts for its investment in Midwest II under the equity method of accounting and the Company recognized earnings (losses) in the equity of Midwest II of $42,000 and $(0.1) million in each of the six months ended June 30, 2009 and 2008, respectively. In addition, the Company earned $0.3 million in management fees on the Midwest II communities in each of the six months ended June 30, 2009 and 2008.
SHPII/CSL
In November 2004, the Company and Senior Housing Partners II, LP (“SHPII”) formed four joint ventures (collectively, “SHPII/CSL”) that own four senior living communities (the “Spring Meadows Communities”). SHPII/CSL is owned 95% by SHPII and 5% by the Company. As of June 30, 2009, the Company has contributed $1.3 million for its interests in SHPII/CSL. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.1 million in each of the six months ended June 30, 2009 and 2008, respectively. In addition, the Company earned $0.6 million in management fees on the Spring Meadows Communities in each of the six months ended June 30, 2009 and 2008.
SHPIII/CSL Miami
In May 2007, the Company and Senior Housing Partners III, LP (“SHPIII”) formed SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community consists of 101 independent living units and 45 assisted living units and was opened in August 2008. As of June 30, 2009, the Company has contributed $0.8 million to SHPIII/CSL Miami for its 10% interest. The Company accounts for its investment in SHPIII/CSL Miami under the equity method of accounting and the Company recognized a loss in the equity of SHPIII/CSL Miami of ($0.1) million for the six months ended June 30, 2009. In addition, during the first six months of fiscal 2009, the Company earned $0.1 million in management fees from SHPIII/CSL Miami. During the first six months of fiscal 2008, the Company earned $0.3 million in development fees and $0.1 million in pre-marketing fees on the community.
SHPIII/CSL Richmond Heights
In November 2007, the Company and SHPIII formed SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community consists of 96 independent living units and 45 assisted living units and opened for business on April 1, 2009. As of June 30, 2009 the Company has contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest. The Company accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting and the Company recognized a loss in the equity of SHPIII/CSL Richmond Heights of ($52,000) for the six months ended June 30, 2009. In addition, during the first six months of fiscal 2009, the Company earned $37,500 in management fees and $12,500 in pre-marketing fees from SHPIII/CSL Richmond Heights. During the first six months of fiscal 2008, the Company earned $0.8 million in development fees on the community.
SHPIII/CSL Levis Commons
In December 2007, the Company and SHPIII formed SHPIII/CSL Levis Commons to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community consists of 101 independent living units and 45 assisted living units and opened for business on April 1, 2009. As of June 30, 2009 the Company has contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest. The Company accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting and the Company recognized a loss in the equity of SHPIII/CSL Levis Commons of ($52,000) for the six months ended June 30, 2009. In addition, during the first six months of fiscal 2009, the Company earned $37,500 in management fees and $12,500 in pre-marketing fees from SHPIII/CSL Levis Commons. During the first six months of fiscal 2008, the Company earned $0.9 million in development fees on the community.
BRE/CSL
In December 2001, the Company formed three joint ventures (collectively “BRE/CSL”) with Blackstone Real Estate Advisors (“Blackstone”) and the joint ventures are owned 90% by Blackstone and 10% by the Company. BRE/CSL previously owned six senior living communities. The Company managed the six communities owned by BRE/CSL under long-term management contracts. In September 2005, Ventas acquired the six communities owned by BRE/CSL and the Company entered into a series of lease agreements whereby the Company leases the six communities from Ventas. In March 2007, the Company received a final distribution from BRE/CSL of $0.4 million relating to the sale of six communities owned by BRE/CSL to Ventas. This distribution resulted in the recognition of an additional gain of $0.4 million, which has been deferred and is being amortized in the Company’s statement of operations as a reduction in facility lease expense over the remaining initial 10 year lease term.
4. DEBT TRANSACTIONS
     On May 31, 2009, the Company renewed certain insurance policies and entered into a finance agreement totaling $1.5 million. The finance agreement has a fixed interest rate of 3.64% with principal being repaid over a 10-month term.
     The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of its mortgage notes. The Company was in compliance with all of its debt covenants at June 30, 2009.
5. NEW ACCOUNTING STANDARDS
FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“FAS 168”) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. FAS 168 will be effective for the Company on September 30, 2009, and will modify how the Company references GAAP within its financial statement disclosures.
FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”) amends FASB Interpretation 46(R), “Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51” (“FIN 46(R)”) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This Statement amends Interpretation 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. FAS 167 will be effective for the Company on January 1, 2010. It is not currently anticipated that the provisions of FAS 167 will have an impact on the Company’s earnings or financial position.
FASB Statement No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“FAS 166”) addresses (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”), that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. FAS 166 removes the concept of a qualifying special-purpose entity from FAS 140 and removes the exception from FIN 46 (R), to qualifying special-purpose entities. This Statement will be effective for the Company on January 1, 2010, and must be applied to transfers occurring on or after the effective date.
FASB Statement No. 165, “Subsequent Events” (“FAS 165”) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement introduces the concept of financial statements being available to be issued and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. FAS 165 was effective for the Company on June 30, 2009. For additional information, refer to Note 9, “Subsequent Events.”
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
FASB Statement No. 141(R) “Business Combinations” (“FAS 141(R)”) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. As there have not been any acquisitions during the first six months of fiscal 2009, the provisions of FAS 141(R) have not had an impact on the Company’s earnings or financial position.
FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” This FSP was effective for the Company on January 1, 2009, and required all prior-period earnings per share data to be adjusted retrospectively. The Company’s adoption of FSP 03-6-1 did not have a material effect on the net income per share data reported in the Company’s consolidated financial statements.
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
On May 8, 2007, the Company’s shareholders approved the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (the “2007 Plan”), which provides for, among other things, the grant of restricted stock awards and stock options to purchase shares of the Company’s common stock. The 2007 Plan authorizes the Company to issue up to 2.6 million shares of common stock and the Company has reserved 1.9 million shares of common stock for future issuance pursuant to awards under the 2007 Plan. Effective May 8, 2007, the 1997 Omnibus Stock and Incentive Plan (as amended, the “1997 Plan”) was terminated and no additional shares will be granted under the 1997 Plan. The Company has reserved 0.9 million shares of common stock for future issuance upon the exercise of outstanding stock options pursuant to the 1997 Plan.
Stock Options
The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for employees, officers and directors and to align stockholder and employee interest. The Company’s options generally vest over one to five years and the related expense is amortized on a straight-line basis over the vesting period.
A summary of the Company’s stock option activity and related information for the six months ended June 30, 2009, is presented below:

	Outstanding at
	Beginning of				Outstanding	Options
	Period	Granted	Exercised	Forfeited	End of Period	Exercisable
Shares	895,334	—	—	193,969	701,365	701,365
Weighted average price	$4.83	$—	$—	$6.81	$4.28	$4.28
The options outstanding and the options exercisable at June 30, 2009, each had an intrinsic value of $0.8 million.
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

A summary of the Company’s restricted stock awards activity and related information for the six months ended June 30, 2009, is presented below:

	Outstanding at
	Beginning of				Outstanding
	Period	Issued	Vested	Forfeited	End of Period
Shares	251,632	521,625	137,175	500	635,582
The restricted stock outstanding at June 30, 2009, had an intrinsic value of $2.9 million.
During the six months ended June 30, 2009, the Company awarded 521,625 shares of restricted common stock to certain employees of the Company. The average market value of the common stock on the date of grant was $3.08. These awards of restricted shares vest over a three-year period and had an intrinsic value of $1.6 million on the date of issue.
Stock Based Compensation
The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock. The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk free interest rate. The expected volatility used by the Company is based primarily on an analysis of historical prices of the Company’s common stock. The expected term of options granted is based primarily on historical exercise patterns on the Company’s outstanding stock options. The risk free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not currently plan to pay dividends on its common stock and therefore has used a dividend yield of zero in determining the fair value of its awards. The option forfeiture rate assumption used by the Company, which affects the expense recognized as opposed to the fair value of the award, is based primarily on the Company’s historical option forfeiture patterns. The Company issued no stock options during the first six months of fiscal 2009 and 2008.
The Company has total stock-based compensation expense of $2.0 million not recognized as of June 30, 2009, and expects this expense to be recognized over approximately a three-year period.
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
8. SHARE REPURCHASE PROGRAM
On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. Shares of stock repurchased under the program will be held as treasury shares. Pursuant to this authorization, during the six months ended June 30, 2009, the Company purchased 349,800 shares at an average cost of $2.67 per share for a total cost to the Company of approximately $0.9 million.
9. SUBSEQUENT EVENTS
No matters were identified or have been considered for disclosure or recognition in the Company’s consolidated financial statements subsequent to August 5, 2009, the date of the public filing of this report with the SEC.

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
Overview
The following discussion and analysis addresses (i) the Company’s results of operations for the three and six months ended June 30, 2009 and 2008, respectively, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report.
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
As of June 30, 2009, the Company operated 66 senior living communities in 23 states with an aggregate capacity of approximately 9,800 residents, including 25 senior living communities that the Company owned, 15 senior living communities in which the Company had an ownership interest, 25 senior living communities that the Company leased and one senior living community that it managed for a third party. As of June 30, 2009, the Company also operated one home care agency.
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
The senior living industry continues to be negatively impacted by unfavorable conditions in the housing, credit and financial markets and deteriorating conditions in the overall economy, generally resulting in lower than anticipated occupancy rates. During the first six months of fiscal 2009, in response to these conditions, the Company has continued to focus on reducing overhead while maintaining an emphasis on occupancy increases, improvement in rental rates, expense management and growth in net operating income per unit; increasing levels of care through conversions; and other opportunities to enhance shareholder value.
In January 2009, the Company announced that the Company’s board of directors approved the implementation of a stock repurchase program of up to $10 million of the Company’s common stock. As of June 30, 2009, the Company has acquired 349,800 shares of its common stock at a cost of approximately $0.9 million.
Joint Venture Transactions and Management Contracts
As of June 30, 2009, the Company managed 15 communities owned by joint ventures in which the Company has a minority interest and one community owned by a third party. For communities owned by joint ventures and third parties, the Company typically receives a management fee of 5% of gross revenues. In addition, certain contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community.
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
Midwest I Transaction
In January 2006, the Company and GE Healthcare formed Midwest I to acquire five senior housing communities from a third party. Midwest I is owned approximately 89% by GE Healthcare and 11% by the Company. As of June 30, 2009, the Company has contributed $2.7 million for its interest in Midwest I. Midwest I paid approximately $46.9 million for the five communities. The five communities comprise 293 assisted living units with a resident capacity of 389. The Company manages the five acquired communities under long-term management agreements with Midwest I. The Company accounts for its investment in Midwest I under the equity method of accounting and the Company recognized earnings in the equity of Midwest I of $0.1 million in each of the six months ended June 30, 2009 and 2008, respectively. In addition, the Company earned $0.3 million in management fees on the Midwest I communities in each of the six months ended June 30, 2009 and 2008.
Midwest II Transaction
In August 2006, the Company and GE Healthcare formed Midwest II to acquire three senior housing communities from a third party. Midwest II is owned approximately 85% by GE Healthcare and 15% by the Company. As of June 30, 2009, the Company has contributed $1.6 million for its interest in Midwest II. Midwest II paid approximately $38.2 million for the three communities. The three communities comprise 300 assisted living and memory care units with a resident capacity of 319. The Company manages the three acquired communities under long-term management agreements with Midwest II. The Company accounts for its investment in Midwest II under the equity method of accounting and the Company recognized earnings (losses) in the equity of Midwest II of $42,000 and $(0.1) million in each of the six months ended June 30, 2009 and 2008, respectively. In addition, the Company earned $0.3 million in management fees on the Midwest II communities in each of the six months ended June 30, 2009 and 2008.
SHPII/CSL Transactions
In November 2004, the Company formed SHPII/CSL with SHPII. Effective as of November 30, 2004, SHPII/CSL acquired the Spring Meadows Communities which have a combined capacity of 698 residents. As of June 30, 2009, the Company has contributed $1.3 million for its interests in SHPII/CSL. The Company manages the Spring Meadows Communities under long-term management contracts with SHPII/CSL. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.1 million in each of the six months ended June 30, 2009 and 2008, respectively. In addition, the Company earned $0.6 million in management fees on the Spring Meadows Communities in each of the six months ended June 30, 2009 and 2008.
SHP III Transactions
In May 2007, the Company and SHPIII formed SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community consists of 101 independent living units and 45 assisted living units and was opened in August 2008. As of June 30, the Company has contributed $0.8 million to SHPIII/CSL Miami for its 10% interest. The Company accounts for its investment in SHPIII/CSL Miami under the equity method of accounting and the Company recognized a loss in the equity of SHPIII/CSL Miami of $0.1 million for the six months ended June 30, 2009. In addition, during the first six months of fiscal 2009, the Company earned ($0.1) million in management fees from SHPIII/CSL Miami. During the first six months of fiscal 2008, the Company earned $0.3 million in development fees and $0.1 million in pre-marketing fees on the community.

In November 2007, the Company and SHPIII formed SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community consists of 96 independent living units and 45 assisted living units and opened for business on April 1, 2009. As of June 30, 2009, the Company has contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest. The Company accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting and the Company recognized a loss in the equity of SHPIII/CSL Richmond Heights of ($52,000) for the six months ended June 30, 2009. In addition, during the first six months of fiscal 2009, the Company earned $37,500 in management fees and $12,500 in pre-marketing fees from SHPIII/CSL Richmond Heights. During the first six months of fiscal 2008, the Company earned $0.8 million in development fees on the community.
In December 2007, the Company and SHPIII formed SHPIII/CSL Levis Commons to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community consists of 101 independent living units and 45 assisted living units and opened for business on April 1, 2009. As of June 30, 2009, the Company has contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest. The Company accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting and the Company recognized a loss in the equity of SHP/III Levis Commons of ($52,000) for the six months ended June 30, 2009. In addition, during the first six months of fiscal 2009, the Company earned $37,500 in management fees and $12,500 in pre-marketing fees from SHPIII/CSL Levis Commons. During the first six months of fiscal 2008, the Company earned $0.9 million in development fees on the community.
CGIM Transaction
In August 2004, the Company acquired from Covenant Group of Texas, Inc. (“Covenant”) all of the outstanding stock of Covenant’s wholly owned subsidiary, CGIM. The Company paid approximately $2.3 million in cash (including closing costs of approximately $0.1 million) and issued a non-interest bearing note with a fair value of approximately $1.1 million (face amount $1.4 million discounted at 5.7%), subject to various adjustments set forth in the purchase agreement, to acquire all of the outstanding stock of CGIM. This acquisition resulted in the Company assuming the management contracts on 14 senior living communities with a combined resident capacity of approximately 1,800 residents. The acquisition was accounted for as a purchase and the entire purchase price of $3.5 million was allocated to management contract rights. As of June 30, 2009, the Company managed one community under the management agreement with CGIM.
BRE/CSL
In December 2001, the Company formed three joint ventures (collectively “BRE/CSL”) with Blackstone Real Estate Advisors (“Blackstone”) and the joint ventures are owned 90% by Blackstone and 10% by the Company. BRE/CSL previously owned six senior living communities. The Company managed the six communities owned by BRE/CSL under long-term management contracts. In September 2005, Ventas acquired the six communities owned by BRE/CSL and the Company entered into a series of lease agreements whereby the Company leases the six communities from Ventas. In March 2007, the Company received a final distribution from BRE/CSL of $0.4 million relating to the sale of six communities owned by BRE/CSL to Ventas. This distribution resulted in the recognition of an additional gain of $0.4 million, which has been deferred and is being amortized in the Company’s statement of operations as a reduction in facility lease expense over the remaining initial 10 year lease term.
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

						Lease	Deferred
		Number of	Value of		Initial	Acquisition	Gains/Lease
Landlord	Date of Lease	Communities	Transaction	Term	Lease Rate (1)	Costs (2)	Concession (3)
Ventas	September 30, 2005	6	$84.6	10 years	8%	$1.3	$4.6
				(Two five-year renewals)
Ventas	October 18, 2005	1	19.5	10 years	8%	0.2	—
				(Two five-year renewals)
Ventas	March 31,2006	1	29.0	10 years	8%	0.1	14.3
				(Two five-year renewals)

						Lease	Deferred
		Number of	Value of		Initial	Acquisition	Gains/Lease
Landlord	Date of Lease	Communities	Transaction	Term	Lease Rate (1)	Costs (2)	Concession (3)
Ventas	June 8, 2006	1	19.1	9.5 years	8%	0.4	—
				(Two five-year renewals)
Ventas	January 31, 2008	1	5.0	10 years	7.75%	0.2	—
				(Two five-year renewals)
HCP	May 1, 2006	3	54.0	10 years	8%	0.2	12.8
				(Two ten-year renewals)
HCP	May 31, 2006	6	43.0	10 years	8%	0.2	0.6
				(Two ten-year renewals)
HCP	December 1, 2006	4	51.0	10 years	8%	0.7	—
				(Two ten-year renewals)
HCP	December 14, 2006	1	18.0	10 years	7.75%	0.3	—
				(Two ten-year renewals)
HCP	April 11, 2007	1	8.0	10 years	7.25%	0.1	—

				(Two ten-year renewals)
Subtotal						3.7	32.3
Accumulated amortization through June 30, 2009						(1.2)	—
Accumulated deferred gain recognized through June 30, 2009						—	(10.8)

Net lease acquisition costs / deferred gains as of June 30, 2009						$2.5	$21.5

(1)	Initial lease rates are subject to conditional lease escalation provisions as set forth in each lease agreement.

(2)	Lease acquisition costs are being amortized over the leases’ initial term.

(3)	Deferred gains of $31.7 million and lease concessions of $0.6 million are being recognized in the Company’s statement of operations as a reduction in facility lease expense over the leases’ initial term. Lease concessions relate to the HCP transaction on May 31, 2006.
Recently Issued Accounting Standards
FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“FAS 168”) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. FAS 168 will be effective for the Company on September 30, 2009, and will modify how the Company references GAAP within its financial statement disclosures.
FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”) amends FASB Interpretation 46(R), “Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51” (“FIN 46(R)”) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This Statement amends Interpretation 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. FAS 167 will be effective for the Company on January 1, 2010. It is not currently anticipated that the provisions of FAS 167 will have an impact on the Company’s earnings or financial position.
FASB Statement No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“FAS 166”) addresses (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”), that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. FAS 166 removes the concept of a qualifying special-purpose entity from FAS 140 and removes the exception from FIN 46 (R), to qualifying special-purpose entities. This Statement will be effective for the Company on January 1, 2010, and must be applied to transfers occurring on or after the effective date.
FASB Statement No. 165, “Subsequent Events” (“FAS 165”) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement introduces the concept of financial statements being available to be issued and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. FAS 165 was effective for the Company on June 30, 2009. For additional information, refer to Note 9, “Subsequent Events”, in the notes to unaudited consolidated financial statements.
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
FASB Statement No. 141(R) “Business Combinations” (“FAS 141(R)”) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. As there have not been any acquisitions during the first six months of fiscal 2009, the provisions of FAS 141(R) have not had an impact on the Company’s earnings or financial position.
FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” This FSP was effective for the Company on January 1, 2009, and required all prior-period earnings per share data to be adjusted retrospectively. The Company’s adoption of FSP 03-6-1 did not have a material effect on the net income per share data reported in the Company’s consolidated financial statements.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	$	%	$	%	$	%	$	%
Revenues:
Resident and healthcare revenue	$42,550	90.1	$42,727	87.1	$85,149	89.5	$85,571	87.7
Unaffiliated management service revenue	18	0.0	46	0.1	36	0.0	88	0.1
Affiliated management service revenue	678	1.5	1,736	3.5	1,300	1.4	3,169	3.2
Community reimbursement revenue	3,959	8.4	4,523	9.2	8,695	9.1	8,721	8.9

Total revenue	47,205	100.0	49,032	100.0	95,180	100.0	97,549	100.0
Expenses:
Operating expenses (exclusive of depreciation and amortization shown below)	26,020	55.1	26,265	53.6	51,989	54.6	52,871	54.2
General and administrative expenses	3,372	7.1	3,710	7.6	6,364	6.7	7,328	7.5
Facility lease expense	6,531	13.9	6,319	12.9	12,939	13.6	12,455	12.8
Stock-based compensation	289	0.6	264	0.5	620	0.7	493	0.5
Depreciation and amortization	3,275	6.9	3,082	6.3	6,528	6.9	6,115	6.3
Community reimbursement expense	3,959	8.4	4,523	9.2	8,695	9.1	8,721	8.9

Total expenses	43,446	92.0	44,163	90.1	87,135	91.6	87,983	90.2

Income from operations	3,759	8.0	4,869	9.9	8,045	8.4	9,566	9.8
Other income (expense):
Interest income	16	0.0	96	0.2	38	0.0	223	0.2
Interest expense	(2,956)	(6.3)	(3,041)	(6.2)	(5,904)	(6.2)	(6,106)	(6.3)
(Loss) gain on sale of assets	—	—	(4)	(0.0)	—	—	596	0.6
Other income (expense)	4	0.0	99	0.2	73	0.1	152	0.2

Income before provision for income taxes	823	1.7	2,019	4.1	2,252	2.3	4,431	4.5
Provision for income taxes	(394)	(0.8)	(773)	(1.6)	(1,003)	(1.0)	(1,695)	(1.7)

Net income	$429	0.9	$1,246	2.5	$1,249	1.3	$2,736	2.8

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008
Revenues.
Total revenues were $47.2 million for the three months ended June 30, 2009 compared to $49.0 million for the three months ended June 30, 2008, representing a decrease of approximately $1.8 million or 3.7%. This decrease in revenue is primarily the result of a decrease in resident and healthcare revenue of $0.2 million, a decrease in affiliated management services revenue of $1.0 million, and a decrease in community reimbursement revenue of $0.6 million.
•	Resident and healthcare revenue decreased $0.2 million or 0.4% primarily due to a decrease in average occupancy at the Company’s consolidated communities of 2.8% partially offset by an increase in average rental rates of 2.8% at the Company’s consolidated communities.

•	The decrease in affiliated management services revenue of $1.0 million or 60.9% primarily results from the Company no longer earning development and marketing fees from three joint venture communities that were under development during fiscal 2008.

•	Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements.
Expenses.
Total expenses were $43.4 million in the second quarter of fiscal 2009 compared to $44.1 million in the second quarter of fiscal 2008, representing a decrease of $0.7 million or 1.6%. This decrease in expenses is primarily the result of a $0.2 million decrease in operating expenses, a $0.3 million decrease in general and administrative expenses, and a $0.6 million decrease in community reimbursement expense offset by a $0.2 million increase in facility lease expense, and a $0.2 million increase in depreciation and amortization expense.
•	Operating expenses decreased $0.2 million primarily due to a reduction in independent living expenses. The primary decrease in independent living expenses include a decrease in food costs of $0.1 million and a net decrease of $0.1 million in other independent living operating costs.

•	General and administrative expenses decreased $0.3 million or 9.1% primarily due to a reduction in corporate compensation of $0.3 million due to the reduction of corporate employees.

•	Facility lease costs increased $0.2 million due to annual increases in rental rates for existing leases combined with increases in contingent rent on certain leases.

•	Depreciation and amortization expense increased $0.2 million primarily as a result of an increase in depreciable assets at the Company’s consolidated communities.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures.
Other income and expense.
•	Interest income reflects interest earned on investment of cash balances and interest earned on escrowed funds. Interest income decreased $0.1 million primarily due to lower interest rates in the current fiscal year.

•	Interest expense decreased $0.1 million to $2.9 million in the second quarter of fiscal 2009 compared to $3.0 million in the comparable period of fiscal 2008. This decrease in interest expense primarily results from less debt outstanding during the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008.

•	Other expense/income in the second quarter of fiscal 2009 and 2008 relates to the Company’s equity in the earnings/losses of unconsolidated affiliates, which represents the Company’s share of the earnings/losses on its investments in joint ventures.
Provision for income taxes.
Provision for income taxes for the second quarter of fiscal 2009 was $0.4 million or 47.9% of income before taxes compared to a provision for income taxes of $0.8 million, or 38.3% of income before taxes, for the second quarter of fiscal 2008. The effective tax rates for the second quarter of fiscal 2009 and 2008 differ from the statutory tax rates due to state income taxes and permanent tax differences. The Company is significantly impacted by the Texas Margin Tax which effectively imposes a tax on modified gross revenues for communities within the state of Texas. The Company consolidated 17 Texas communities in the second quarter of fiscal 2009 and the Texas Margin Tax increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. At June 30, 2009, no valuation allowance was considered necessary based on this evaluation.
Net income
As a result of the foregoing factors, the Company reported net income of $0.4 million for the three months ended June 30, 2009, compared to a net income of $1.2 million for the three months ended June 30, 2008.
Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008
Revenues.
Total revenues were $95.2 million for the six months ended June 30, 2009 compared to $97.5 million for the six months ended June 30, 2008 representing a decrease of approximately $2.4 million or 2.4%. This decrease in revenue is primarily the result of a $0.4 million decrease in resident and healthcare revenue, a decrease in affiliated management services revenue of $1.9 million, and a decrease in unaffiliated management services revenue of $0.1 million.
•	Resident and healthcare revenue decreased $0.4 million or 0.5% primarily due to a decrease in average occupancy at the Company’s consolidated communities of 2.4% partially offset by an increase in the average rental rates of 3.1% at the Company’s consolidated communities.

•	The decrease in affiliated management services revenue of $1.9 million or 59.0% primarily results from the Company no longer earning development and marketing fees from three joint venture communities that were under development during fiscal 2008.

•	The decrease in unaffiliated management services revenue of $0.1 million primarily results from the management of one community owned by third parties in the six months ended June 30, 2009 compared to two communities in the six months ended June 30, 2008.

•	Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements.
Expenses.
Total expenses were $87.1 million in the first six months of fiscal 2009 compared to $88.0 million in the first six months of fiscal 2008, representing a decrease of $0.9 million or 1.0%. This decrease is primarily the result of a $0.9 million decrease in operating expenses and a $1.0 million decrease in general and administrative expenses offset by a $0.5 million increase in facility lease expense, a $0.1 million increase in stock-based compensation, and a $0.4 million increase in depreciation and amortization expense.
•	Operating expenses decreased $0.9 million or 1.7% primarily due to a reduction of $0.8 million in independent living expenses and a reduction of $0.1 million in assisted living expenses. The primary decreases in independent living expenses include a decrease in labor and benefit costs of $0.3 million, a decrease in food costs of $0.2 million, and a net decrease of $0.3 million in other independent living operating costs. Assisted living expenses decreased primarily due to a decrease in employee benefit costs.

•	General and administrative expenses decreased $1.0 million primarily due to the write-off of accumulated due diligence costs of $0.4 million during the first six months of fiscal 2008 related to a potential acquisition that the Company terminated and a reduction in corporate compensation of $0.6 million due to the reduction of corporate employees.

•	Facility lease costs increased $0.5 million primarily due to annual increases in rental rates for existing leases and a full six months of lease expense for the Whitley Place community compared to 5 months in the first six months of fiscal 2008, combined with increases in contingent rent on certain leases.

•	Stock-based compensation increased $0.1 million in the first six months of fiscal 2009 compared to the first six months of fiscal 2008 primarily due to the award of additional restricted shares of common stock to certain employees of the Company.

•	Depreciation and amortization expense increased $0.4 million primarily as a result of an increase in depreciable assets at the Company’s 50 consolidated communities.
Other income and expense.
•	Interest income reflects interest earned on investment of cash balances and interest earned on escrowed funds. Interest income decreased $0.2 million primarily due to lower interest rates in the current fiscal year.

•	Interest expense decreased $0.2 million to $5.9 million in the first six months of fiscal 2009 compared to $6.1 million in the comparable period of fiscal 2008. This decrease in interest expense primarily results from less debt outstanding during fiscal 2009 compared to fiscal 2008.

•	Gain on sale of assets in the first six months of fiscal 2008 represents gains associated with the sale of two parcels of land of $0.7 million and the amortization of a deferred gain on the sale of the Richmond Heights land in fiscal 2007 to a joint venture in which the Company has an equity interest, offset by a $0.1 million impairment adjustment on a parcel of land, located in Fort Wayne, Indiana, which is classified as held for sale.

•	Other expense/income in the first six months of fiscal 2009 and 2008 relates to the Company’s equity in the earnings/losses of unconsolidated affiliates, which represents the Company’s share of the earnings/losses on its investments in joint ventures.
Provision for income taxes.
Provision for income taxes for the first six months of fiscal 2009 was $1.0 million or 44.5% of income before taxes compared to a provision for income taxes of $1.7 million, or 38.3% of income before taxes, for the first six months of fiscal 2008. The effective tax rates for the first six months of fiscal 2009 and 2008 differ from the statutory tax rates due to state income taxes and permanent tax differences. The Company is significantly impacted by the Texas Margin Tax which effectively imposes a tax on modified gross revenues for communities within the state of Texas. The Company consolidated 17 Texas communities in the second quarter of fiscal 2009 and the Texas Margin Tax increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. At June 30, 2009, no valuation allowance was considered necessary based on this evaluation.
Net income/loss.
As a result of the foregoing factors, the Company reported net income of $1.2 million for the six months ended June 30, 2009, compared to a net income of $2.7 million for the six months ended June 30, 2008.
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
In addition to approximately $28.0 million of unrestricted cash balances on hand as of June 30, 2009, the Company’s principal sources of liquidity are expected to be cash flows from operations, proceeds from the sale of assets, cash flows from SHPIII/CSL Miami, SHP III/CSL Richmond Heights, SHPIII/CSL Levis Commons, SHPII/CSL, Midwest I and Midwest II and/or additional debt refinancings. The Company expects its available cash and cash flows from operations, proceeds from the sale of assets, and cash flows from SHPIII/CSL Miami, SHP III/CSL Richmond Heights, SHPIII/CSL Levis Commons, SHPII/CSL, Midwest I and Midwest II to be sufficient to fund its short-term working capital requirements and the Company’s stock repurchase program. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company from time to time considers and evaluates transactions related to its portfolio including refinancings, purchases and sales, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.
In summary, the Company’s cash flows were as follows (in thousands):

	Six Months Ended
	June 30,
	2009	2008
Net cash provided by operating activities	$11,376	$8,017
Net cash used in investing activities	(3,415)	(3,042)
Net cash used in financing activities	(5,862)	(2,266)

Net increase in cash and cash equivalents	$2,099	$2,709

Operating Activities
The net cash provided by operating activities for the first six months of fiscal 2009 primarily results from net income of $1.2 million, net non-cash charges of $7.4 million, a decrease in accounts receivable of $0.6 million, a decrease in property tax and insurance deposits of $0.7 million, a decrease in prepaid expenses and other of $1.8 million, and a decrease in federal and state income taxes receivable of $1.2 million offset by an increase in other assets of $0.3 million, a decrease in accounts payable of $0.6 million, a decrease in accrued expenses of $0.5 million, and a decrease in customer deposits of $0.1 million. The net cash provided by operating activities for the first six months of fiscal 2008 primarily results from net income of $2.7 million, net non-cash charges of $5.7 million, a decrease in prepaid and other assets of $1.5 million, an increase in accounts payable and accrued expenses of $0.6 million, and a decrease in federal and state income taxes receivable of $0.8 million offset by an increase in accounts receivable of $2.9 million and an increase in other assets of $0.2 million, and a decrease in customer deposits of $0.2 million.
Investing Activities
The net cash used in investing activities for the first six months of fiscal 2009 primarily results from capital expenditures of $3.8 million offset by net investments in joint ventures of $0.4 million. The net cash used in investing activities for the first six months of fiscal 2008 primarily results from capital expenditures of $3.6 million, and net investments in joint ventures of $0.9 million offset by proceeds from the sale of two parcels of land, one in Carmichael, California and the other in Lincoln, Nebraska, for $1.4 million.
Financing Activities
The net cash used in financing activities for the first six months of fiscal 2009 primarily results from net repayments of notes payable of $2.8 million, additions to restricted cash of $2.2 million, and purchases of treasury stock of $0.9 million. The net cash used in financing activities for the first six months of fiscal 2008 results from net repayments of notes payable of $2.3 million.
Debt Transactions
     On May 31, 2009, the Company renewed certain insurance policies and entered into a finance agreement totaling $1.5 million. The finance agreement has a fixed interest rate of 3.64% with principal being repaid over a 10-month term.
     The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of its mortgage notes. The Company was in compliance with all of its debt covenants at June 30, 2009.
Recent Developments
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
The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of June 30, 2009, the Company had $186.8 million in outstanding debt comprised solely of fixed rate debt instruments. In addition, as of June 30, 2009, the Company had $191.9 million in future lease obligations with contingent rent increases based on changes in the consumer price index.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following information is provided pursuant to Item 703 of Regulation S-K:

			Total Number of Shares	Approximate Dollar Value of
	Total Number	Average	Purchased as Part of	Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the Plans or
Period	Purchased	per Share	Plans or Programs	Programs
April 1 – April 30, 2009	12,500	$2.44	349,800	$9,080,862

May 1 – May 31, 2009	—	—	—	9,080,862

June 1 – June 30, 2009	—	—	—	9,080,862

Total	12,500	$2.44	349,800	$9,080,862

On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. All shares were purchased in open-market transactions.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.
Not Applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Company’s Annual Meeting of Stockholders was held on May 14, 2009 (the “Annual Meeting”). At the Annual Meeting, the stockholders voted to re-elect three directors of the Company, Keith N. Johannessen, Jill M. Krueger, and James A. Stroud, to hold office for an additional three year term. The other directors whose terms continued after the Annual Meeting are Lawrence A. Cohen, Craig F. Hartberg, Harvey I. Hanerfeld, Peter L. Martin, James A. Moore, and Dr. Victor W. Nee.
A total of 24,906,609 shares, or approximately 92.5% of the Company’s outstanding shares as of March 20, 2009, the record date, were represented at the Annual Meeting in person or by proxy.
The number of shares that were voted for and that were withheld from each of the director nominees were as follows:

Director Nominee	For	Withheld
Keith N. Johannessen	24,724,277	182,332
Jill M. Krueger	24,016,342	890,267
James A. Stroud	24,655,870	250,739

The stockholders ratified Ernst & Young LLP as the Company’s independent auditors with 24,858,093 shares cast for ratification, 48,016 shares cast against and 500 shares abstained from voting.
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
Date: August 5, 2009

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