Form 10-Q
period 2009-09-30
CAPITAL SENIOR LIVING CORP
filed 2009-11-05
CIK 1043000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 2, 2009, the Registrant had 27,237,184 outstanding shares of its Common Stock, $0.01 par value per share.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,417	$25,880
Restricted cash	2,165	—
Accounts receivable, net	4,449	3,809
Accounts receivable from affiliates	521	1,152
Federal and state income taxes receivable	465	2,364
Deferred taxes	1,052	1,052
Assets held for sale	354	354
Property tax and insurance deposits	7,890	8,632
Prepaid expenses and other	3,398	5,930

Total current assets	48,711	49,173
Property and equipment, net	302,373	305,881
Deferred taxes	9,929	11,062
Investments in joint ventures	6,626	7,173
Other assets, net	14,779	14,831

Total assets	$382,418	$388,120

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,859	$1,920
Accrued expenses	13,532	13,661
Current portion of notes payable	9,683	12,026
Current portion of deferred income	6,482	6,174
Customer deposits	1,387	1,593

Total current liabilities	32,943	35,374
Deferred income	17,574	20,056
Notes payable, net of current portion	174,780	177,541
Commitments and contingencies Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares — 65,000; issued and outstanding shares 26,848 and 26,679 in 2009 and 2008, respectively	272	267
Additional paid-in capital	131,328	130,426
Retained earnings	26,455	24,456
Treasury stock, at cost — 350 shares in 2009	(934)	—

Total shareholders’ equity	157,121	155,149

Total liabilities and shareholders’ equity	$382,418	$388,120

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Resident and health care revenue	$42,801	$43,224	$127,950	$128,795
Unaffiliated management services revenue	18	52	54	140
Affiliated management services revenue	692	1,011	1,992	4,180
Community reimbursement revenue	4,603	3,430	13,298	12,151

Total revenues	48,114	47,717	143,294	145,266
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	26,718	27,320	78,707	80,191
General and administrative expenses	2,456	2,405	8,820	9,733
Facility lease expense	6,502	6,319	19,441	18,774
Stock-based compensation expense	282	293	902	786
Depreciation and amortization expense	3,334	3,143	9,862	9,258
Community reimbursement expense	4,603	3,430	13,298	12,151

Total expenses	43,895	42,910	131,030	130,893

Income from operations	4,219	4,807	12,264	14,373
Other income (expense):
Interest income	18	140	56	363
Interest expense	(2,967)	(3,066)	(8,871)	(9,172)
(Loss) gain on sale of assets	—	—	—	596
Other income (expense)	(14)	75	59	227

Income before provision for income taxes	1,256	1,956	3,508	6,387
Provision for income taxes	(506)	(754)	(1,509)	(2,449)

Net income	$750	$1,202	$1,999	$3,938

Per share data:
Basic net income per share	$0.03	$0.05	$0.07	$0.15

Diluted net income per share	$0.03	$0.05	$0.07	$0.15

Weighted average shares outstanding — basic	26,222	26,396	26,251	26,362

Weighted average shares outstanding — diluted	26,351	26,705	26,339	26,667

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Operating Activities
Net income	$1,999	$3,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,851	9,239
Amortization	11	19
Amortization of deferred financing charges	253	253
Amortization of deferred lease costs	277	275
Amortization of imputed interest	—	145
Deferred income	(2,174)	(1,743)
Deferred income taxes	1,133	717
Equity in the earnings of unconsolidated joint ventures	(59)	(227)
Gain on sale of assets	—	(730)
Provision for bad debts	257	337
Write-down of assets held for sale	—	134
Stock based compensation expense	902	786
Changes in operating assets and liabilities:
Accounts receivable	(897)	(2,123)
Accounts receivable from affiliates	631	(580)
Property tax and insurance deposits	742	(911)
Prepaid expenses and other	2,532	2,130
Other assets	(489)	305
Accounts payable	(61)	635
Accrued expenses	(129)	(325)
Federal and state income taxes receivable	1,899	1,206
Customer deposits	(206)	(304)

Net cash provided by operating activities	16,472	13,176
Investing Activities
Capital expenditures	(6,343)	(5,663)
Proceeds from the sale of assets	—	1,397
Net investments in joint ventures	606	(817)

Net cash used in investing activities	(5,737)	(5,083)
Financing Activities
Increase in restricted cash	(2,165)	—
Proceeds from notes payable	1,459	1,474
Repayments of notes payable	(6,563)	(5,140)
Cash proceeds from the issuance of common stock	5	231
Excess tax benefits on stock options exercised	—	30
Purchases of treasury stock	(934)	—

Net cash used in financing activities	(8,198)	(3,405)

Increase in cash and cash equivalents	2,537	4,688
Cash and cash equivalents at beginning of period	25,880	23,359

Cash and cash equivalents at end of period	$28,417	$28,047

Supplemental Disclosures
Cash paid during the period for:
Interest	$8,639	$8,790

Income taxes	$459	$1,599

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
1. BASIS OF PRESENTATION
Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior living communities throughout the United States. As of September 30, 2009, the Company operated 66 senior living communities in 23 states with an aggregate capacity of approximately 9,800 residents, including 40 senior living communities which the Company either owned or in which the Company had an ownership interest, 25 senior living communities that the Company leased and one senior living community it managed for a third party. As of September 30, 2009, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company accounts for significant investments in unconsolidated companies, in which the Company has significant influence, using the equity method of accounting.
The accompanying consolidated balance sheet, as of December 31, 2008, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2008, and the accompanying unaudited consolidated financial statements, as of September 30, 2009 and 2008, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2009.
In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2009, results of operations for the three and nine months ended September 30, 2009 and 2008, respectively, and cash flows for the nine months ended September 30, 2009 and 2008. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results for the year ending December 31, 2009.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Investments in Joint Ventures
The Company accounts for its investments in joint ventures under the equity method of accounting. The Company is the general partner in two partnerships and owns member interests in seven joint ventures. The Company has not consolidated these joint venture interests because the Company has concluded that the limited partners or the other members of each joint venture have substantive kick-out rights or substantive participating rights. Under the equity method of accounting, the Company records its investments in joint ventures at cost and adjusts such investments for its share of earnings and losses of the joint ventures.
Development Guarantees
The Company, on three joint venture developments, has guarantees that the communities will be completed at budgeted costs approved by the joint venture members. These costs include the hard and soft construction costs and operating costs until each community reaches breakeven. The budgeted costs include contingency reserves for potential cost overruns and other unforeseen costs. In addition, each of these joint ventures has entered into a guaranteed fixed price construction contract with the general contractor for each of the developments. The Company would be required to fund these guarantees if the actual development costs incurred by the joint venture exceed the budgeted costs for the development. The terms of these guarantees generally do not provide for a limitation on the maximum potential future payments. The Company has not made any payments under these guarantees and currently does not expect to be required to make any payments under these guarantees.

Assets Held for Sale
Assets are classified as held for sale when the Company has committed to selling the asset and believes that it will be disposed of within one year. The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The fair value of properties are generally determined based on market rates, industry trends and recent comparable sales transactions. The Company had one parcel of land, in Fort Wayne, Indiana, held for sale at September 30, 2009.
In February 2008, the Company sold a parcel of land located in Carmichael, California for $1.2 million, net of closing costs, resulting in a gain on sale of approximately $0.6 million.
The parcel of land held for sale in Fort Wayne, Indiana, with a carrying amount of $0.5 million was written down by approximately $0.1 million to its fair value, less costs to sell, of $0.4 million during the first quarter of fiscal 2008. The Company currently estimates that this parcel of land held for sale has an aggregate fair value, net of costs of disposal, that exceeds its carrying value of $0.4 million at September 30, 2009. The amount that the Company will ultimately realize on the parcel of land could differ materially from this estimate.
Lease Accounting
The Company determines whether to account for its leases as either operating, capital or financing leases depending on the underlying terms of each lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of September 30, 2009, the Company leased 25 communities and classified each of the leases as an operating lease. The Company incurs lease acquisition costs and amortizes these costs over the term of the lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions and as such any related gains have been deferred and are being amortized over the lease term.
Facility lease expense in the Company’s statement of operations includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains.
There are various financial covenants and other restrictions in our lease agreements. The Company was in compliance with all of its lease covenants at September 30, 2009.
Income Taxes
At September 30, 2009, the Company had recorded on its consolidated balance sheet deferred tax assets of approximately $11.0 million. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. The Company has evaluated future expectations of net income and various tax planning strategies that it believes are both prudent and feasible, including various strategies to utilize net built-in gains on the Company’s appreciated assets. However, the benefits of the net deferred tax assets might not be realized if actual results differ from expectations. The Company believes based upon this analysis that the realization of the net deferred tax assets is reasonably assured and therefore has not provided for a valuation allowance.
The Company evaluates uncertain tax positions through consideration of accounting and reporting guidance on thresholds, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. The Company is required to recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. The Company is not subject to income tax examinations for tax years prior to 2005.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$750	$1,202	$1,999	$3,938
Net income allocated to unvested restricted shares	(18)	(12)	(48)	(39)

Undistributed net income allocated to common shares	$732	$1,190	$1,951	$3,899

Weighted average shares outstanding — basic	26,222	26,396	26,251	26,362
Effects of dilutive securities:
Employee equity compensation plans	129	309	88	305

Weighted average shares outstanding — diluted	26,351	26,705	26,339	26,667

Basic income per share	$0.03	$0.05	$0.07	$0.15

Diluted income per share	$0.03	$0.05	$0.07	$0.15

Awards of unvested restricted stock representing approximately 625,000 and 267,000 shares were outstanding for the three months ended September 30, 2009 and 2008, respectively, and 654,000 and 261,000 shares were outstanding for the nine months ended September 30, 2009 and 2008, respectively, and were included in the computation of allocable net income.
Awards of unvested restricted stock representing approximately 81 and 63 incremental shares were not removed from the effects of dilutive securities in the computation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2008, respectively, as the effect did not materially impact previously reported basic and diluted income per share.
Treasury Stock
The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.
3. TRANSACTIONS WITH AFFILIATES
Midwest I
In January 2006, the Company announced the formation of Midwest Portfolio Holdings, LP (“Midwest I”) with GE Healthcare Financial Services (“GE Healthcare”) to acquire five senior housing communities from a third party. Midwest I is owned approximately 89% by GE Healthcare and 11% by the Company. As of September 30, 2009, the Company has contributed $2.7 million for its interests in Midwest I. The Company manages the five acquired communities under long-term management agreements with Midwest I. The Company accounts for its investment in Midwest I under the equity method of accounting and the Company recognized earnings in the equity of Midwest I of $0.1 million in each of the nine months ended September 30, 2009 and 2008. In addition, the Company earned $0.4 million in management fees on the Midwest I communities in each of the nine months ended September 30, 2009 and 2008.
Midwest II
In August 2006, the Company announced the formation of Midwest Portfolio Holdings II, LP (“Midwest II”) with GE Healthcare to acquire three senior housing communities from a third party. Midwest II is owned approximately 85% by GE Healthcare and 15% by the Company. As of September 30, 2009, the Company has contributed $1.6 million for its interests in Midwest II. The Company manages the three acquired communities under long-term management agreements with Midwest II. The Company accounts for its investment in Midwest II under the equity method of accounting and the Company recognized earnings (losses) in the equity of Midwest II of $0.1 million and ($0.1) million in the nine months ended September 30, 2009 and 2008, respectively. In addition, the Company earned $0.4 million in management fees on the Midwest II communities in each of the nine months ended September 30, 2009 and 2008.

SHPII/CSL
In November 2004, the Company and Senior Housing Partners II, LP (“SHPII”) formed four joint ventures (collectively, “SHPII/CSL”) that own four senior living communities (the “Spring Meadows Communities”). SHPII/CSL is owned 95% by SHPII and 5% by the Company. As of September 30, 2009, the Company has contributed $1.3 million for its interests in SHPII/CSL. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.2 million in each of the nine months ended September 30, 2009 and 2008. In addition, the Company earned $0.9 million in management fees on the Spring Meadows Communities in each of the nine months ended September 30, 2009 and 2008.
SHPIII/CSL Miami
In May 2007, the Company and Senior Housing Partners III, LP (“SHPIII”) formed SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community consists of 101 independent living units and 45 assisted living units and was opened in August 2008. As of September 30, 2009, the Company has contributed $0.8 million to SHPIII/CSL Miami for its 10% interest. The Company accounts for its investment in SHPIII/CSL Miami under the equity method of accounting and the Company recognized a loss in the equity of SHPIII/CSL Miami of ($0.1) million for the nine months ended September 30, 2009. During the first nine months of fiscal 2009 and 2008, the Company earned $0.1 million and $25,000, respectively, in management fees from SHPIII/CSL Miami. In addition, during the first nine months of fiscal 2008, the Company earned $0.3 million in development fees and $0.1 million in pre-marketing fees on the community.
SHPIII/CSL Richmond Heights
In November 2007, the Company and SHPIII formed SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community consists of 96 independent living units and 45 assisted living units and opened for business on April 1, 2009. As of September 30, 2009 the Company has contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest. The Company accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting and the Company recognized a loss in the equity of SHPIII/CSL Richmond Heights of ($0.1) million for the nine months ended September 30, 2009. In addition, during the first nine months of fiscal 2009, the Company earned $0.1 million in management fees and $12,500 in pre-marketing fees from SHPIII/CSL Richmond Heights. During the first nine months of fiscal 2008, the Company earned $1.0 million in development fees and $25,000 in pre-marketing fees on the community.
SHPIII/CSL Levis Commons
In December 2007, the Company and SHPIII formed SHPIII/CSL Levis Commons to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community consists of 101 independent living units and 45 assisted living units and opened for business on April 1, 2009. As of September 30, 2009 the Company has contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest. The Company accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting and the Company recognized a loss in the equity of SHPIII/CSL Levis Commons of ($0.1) million for the nine months ended September 30, 2009. In addition, during the first nine months of fiscal 2009, the Company earned $0.1 million in management fees and $12,500 in pre-marketing fees from SHPIII/CSL Levis Commons. During the first nine months of fiscal 2008, the Company earned $1.1 million in development fees and $25,000 in pre-marketing fees on the community.
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

4. DEBT TRANSACTIONS
The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of its mortgage notes. The Company is currently in the process of renegotiating the loan agreement for a promissory note held by a securitized trust (“securitized promissory note”). The securitized promissory note is a debt obligation of one of the Company’s wholly owned subsidiaries and matured on September 1, 2009, with an outstanding balance of $4.7 million, which is collateralized with the assets of the subsidiary and is nonrecourse to the Company. Scheduled monthly mortgage payments have continued to be made by the Company’s subsidiary to the securitized promissory note servicer.
With the exception of the aforementioned securitized promissory note, the Company was in compliance with all of its debt covenants at September 30, 2009.
5. NEW ACCOUNTING GUIDANCE
Financial Accounting Standards Board (“FASB”) ASC 105-10 (formerly FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”) has become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification superseded all then-existing non-SEC accounting and reporting standards with all other nongrandfathered non-SEC accounting literature not included in the Codification being considered nonauthoritative and was effective for the Company on September 30, 2009.
The FASB issued guidance to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (formerly FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)). This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and will be effective for the Company on January 1, 2010. It is not currently anticipated that the guidance will have an impact on the Company’s earnings or financial position.
The FASB issued guidance addressing (1) practices that have developed since the issuance of FASB ASC 860-10 (formerly FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”), that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This guidance will be effective for the Company on January 1, 2010, and must be applied to transfers occurring on or after the effective date.
FASB ASC 855-10 (formerly FASB Statement No. 165, “Subsequent Events”) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This guidance introduces the concept of financial statements being available to be issued and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and was effective for the Company on September 30, 2009. For additional information, refer to Note 10, “Subsequent Events.”
FASB ASC 820-10 (formerly FASB Statement No. 157, “Fair Value Measurements”) defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. The Company adopted this guidance on January 1, 2008, for its financial assets and liabilities and on January 1, 2009, for its nonfinancial assets and liabilities. The adoption did not have a material effect on the Company’s earnings or financial position.
FASB ASC 805-10 (formerly FASB Statement No. 141(R) “Business Combinations”) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. As there have not been any acquisitions during the first nine months of fiscal 2009, this guidance has not had an impact on the Company’s earnings or financial position.
FASB ASC 260-10 (formerly FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”) clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in FASB ASC 260-10. This guidance was effective for the Company on January 1, 2009, and required all prior-period earnings per share data to be adjusted retrospectively. The Company’s adoption of this guidance did not have a material effect on the net income per share data reported in the Company’s consolidated financial statements. For additional information, refer to Note 2, “Net Income Per Share.”
6. STOCK-BASED COMPENSATION
The Company recognizes compensation expense for share-based stock awards to employees, including grants of employee stock options and awards of restricted stock in the statement of operations based on their fair values. On May 8, 2007, the Company’s shareholders approved the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (the “2007 Plan”), which provides for, among other things, the grant of restricted stock awards and stock options to purchase shares of the Company’s common stock. The 2007 Plan authorizes the Company to issue up to 2.6 million shares of common stock and the Company has reserved 1.9 million shares of common stock for future issuance pursuant to awards under the 2007 Plan. Effective May 8, 2007, the 1997 Omnibus Stock and Incentive Plan (as amended, the “1997 Plan”) was terminated and no additional shares will be granted under the 1997 Plan. The Company has reserved 0.9 million shares of common stock for future issuance upon the exercise of outstanding stock options pursuant to the 1997 Plan.
Stock Options
The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for employees, officers and directors and to align more closely stockholder and employee interest. The Company’s options generally vest over a period of one to five years and the related expense is amortized on a straight-line basis over the vesting period.
A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2009, is presented below:

	Outstanding at
	Beginning of				Outstanding	Options
	Period	Granted	Exercised	Forfeited	End of Period	Exercisable
Shares	895,334	—	—	193,969	701,365	701,365
Weighted average price	$4.83	$—	$—	$6.81	$4.28	$4.28
The options outstanding and the options exercisable at September 30, 2009, each had an intrinsic value of $1.4 million.
Restricted Stock
The Company grants restricted stock awards to employees, officers, and directors. Restricted stock awards generally vest over a period of three to four years, but such awards are considered outstanding at the time of grant, since the holders thereof are entitled to dividends and voting rights. The Company recognizes compensation expense of a restricted stock award over its vesting period based on the fair value of the award on the grant date, net of forfeitures.
A summary of the Company’s restricted stock awards activity and related information for the nine months ended September 30, 2009, is presented below:

	Outstanding at
	Beginning of				Outstanding
	Period	Issued	Vested	Forfeited	End of Period
Shares	251,632	521,625	145,550	3,000	624,707
The restricted stock outstanding at September 30, 2009, had an intrinsic value of $3.8 million.

During the nine months ended September 30, 2009, the Company awarded 521,625 shares of restricted common stock to certain employees of the Company. The average market value of the common stock on the date of grant was $3.08. These awards of restricted shares vest over a three-year period and had an intrinsic value of $1.6 million on the date of issue.
Stock Based Compensation
The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options and restricted stock awards. The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk free interest rate. The expected volatility used by the Company is based primarily on an analysis of historical prices of the Company’s common stock. The expected term of options granted is based primarily on historical exercise patterns on the Company’s outstanding stock options. The risk free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not currently plan to pay dividends on its common stock and therefore has used a dividend yield of zero in determining the fair value of its awards. The option forfeiture rate assumption used by the Company, which affects the expense recognized as opposed to the fair value of the award, is based primarily on the Company’s historical option forfeiture patterns. The Company issued no stock options during the first nine months of fiscal 2009 and 2008.
The Company has total stock-based compensation expense of $1.7 million not recognized as of September 30, 2009, and expects this expense to be recognized over approximately a three-year period.
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
8. Fair Value of Financial Instruments
The carrying amounts and fair values of financial instruments at September 30, 2009, and December 31, 2008 are as follows (in thousands):

	2009		2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$28,417	$28,417	$25,880	$25,880
Restricted cash	2,165	2,165	—	—
Notes payable	184,463	165.4	189,567	182,378
The following methods and assumptions were used in estimating its fair value disclosures for financial instruments:
Cash and cash equivalents and Restricted cash: The carrying amounts reported in the balance sheet for cash and cash equivalents and restricted cash approximate fair value.
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
9. SHARE REPURCHASE PROGRAM
On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. Shares of stock repurchased under the program will be held as treasury shares. Pursuant to this authorization, during the nine months ended September 30, 2009, the Company purchased 349,800 shares at an average cost of $2.67 per share for a total cost to the Company of approximately $0.9 million.
10. SUBSEQUENT EVENTS
No matters were identified or have been considered for disclosure or recognition in the Company’s consolidated financial statements subsequent to November 5, 2009, the date of the public filing of this report with the SEC.

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
Overview
The following discussion and analysis addresses (i) the Company’s results of operations for the three and nine months ended September 30, 2009 and 2008, respectively, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report.
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
As of September 30, 2009, the Company operated 66 senior living communities in 23 states with an aggregate capacity of approximately 9,800 residents, including 25 senior living communities that the Company owned, 15 senior living communities in which the Company had an ownership interest, 25 senior living communities that the Company leased and one senior living community that it managed for a third party. As of September 30, 2009, the Company also operated one home care agency.
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
The senior living industry continues to be negatively impacted by unfavorable conditions in the housing, credit and financial markets and deteriorating conditions in the overall economy, generally resulting in lower than anticipated occupancy rates. During the first nine months of fiscal 2009, in response to these conditions, the Company has continued to focus on reducing overhead while maintaining an emphasis on occupancy increases, improvement in rental rates, expense management and growth in net operating income per unit, increasing levels of care through conversions, and other opportunities to enhance shareholder value.
In January 2009, the Company announced that the Company’s board of directors approved the implementation of a stock repurchase program of up to $10 million of the Company’s common stock. As of September 30, 2009, the Company has acquired 349,800 shares of its common stock at a total cost of approximately $0.9 million.
Joint Venture Transactions and Management Contracts
As of September 30, 2009, the Company managed 15 communities owned by joint ventures in which the Company has a minority interest and one community owned by a third party. For communities owned by joint ventures and third parties, the Company typically receives a management fee of 5% of gross revenues. In addition, certain contracts provide for supplemental incentive fees that vary by contract based upon the financial performance of the managed community.

The Company believes that the factors affecting the financial performance of communities managed under contracts with third parties do not vary substantially from the factors affecting the performance of owned and leased communities, although there are different business risks associated with these activities.
The Company’s third-party management fees are primarily based on a percentage of gross revenues. As a result, the cash flow and profitability of such contracts to the Company are more dependent on the revenues generated by such communities and less dependent on net cash flow than for owned or leased communities. Further, the Company is not responsible for capital investments in managed communities. The management contracts are generally terminable only for cause or upon the sale of a community, subject to the Company’s right to offer to purchase such community.
Midwest I Transaction
In January 2006, the Company and GE Healthcare formed Midwest I to acquire five senior housing communities from a third party. Midwest I is owned approximately 89% by GE Healthcare and 11% by the Company. As of September 30, 2009, the Company has contributed $2.7 million for its interest in Midwest I. Midwest I paid approximately $46.9 million for the five communities. The five communities comprise 293 assisted living units with a resident capacity of 389. The Company manages the five acquired communities under long-term management agreements with Midwest I. The Company accounts for its investment in Midwest I under the equity method of accounting and the Company recognized earnings in the equity of Midwest I of $0.1 million in each of the nine months ended September 30, 2009 and 2008. In addition, the Company earned $0.4 million in management fees on the Midwest I communities in each of the nine months ended September 30, 2009 and 2008.
Midwest II Transaction
In August 2006, the Company and GE Healthcare formed Midwest II to acquire three senior housing communities from a third party. Midwest II is owned approximately 85% by GE Healthcare and 15% by the Company. As of September 30, 2009, the Company has contributed $1.6 million for its interest in Midwest II. Midwest II paid approximately $38.2 million for the three communities. The three communities comprise 300 assisted living and memory care units with a resident capacity of 319. The Company manages the three acquired communities under long-term management agreements with Midwest II. The Company accounts for its investment in Midwest II under the equity method of accounting and the Company recognized earnings (losses) in the equity of Midwest II of $0.1 million and ($0.1) million in the nine months ended September 30, 2009 and 2008, respectively. In addition, the Company earned $0.4 million in management fees on the Midwest II communities in each of the nine months ended September 30, 2009 and 2008.
SHPII/CSL Transactions
In November 2004, the Company formed SHPII/CSL with SHPII. Effective as of November 30, 2004, SHPII/CSL acquired the Spring Meadows Communities which have a combined capacity of 698 residents. As of September 30, 2009, the Company has contributed $1.3 million for its interests in SHPII/CSL. The Company manages the Spring Meadows Communities under long-term management contracts with SHPII/CSL. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.2 million in each of the nine months ended September 30, 2009 and 2008. In addition, the Company earned $0.9 million in management fees on the Spring Meadows Communities in each of the nine months ended September 30, 2009 and 2008.
SHP III Transactions
In May 2007, the Company and SHPIII formed SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community consists of 101 independent living units and 45 assisted living units and was opened in August 2008. As of September 30, the Company has contributed $0.8 million to SHPIII/CSL Miami for its 10% interest. The Company accounts for its investment in SHPIII/CSL Miami under the equity method of accounting and the Company recognized a loss in the equity of SHPIII/CSL Miami of ($0.1) million for the nine months ended September 30, 2009. During the first nine months of fiscal 2009 and 2008, the Company earned $0.1 million and $25,000, respectively, in management fees from SHPIII/CSL Miami. In addition, during the first nine months of fiscal 2008, the Company earned $0.3 million in development fees and $0.1 million in pre-marketing fees on the community.

In November 2007, the Company and SHPIII formed SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community consists of 96 independent living units and 45 assisted living units and opened for business on April 1, 2009. As of September 30, 2009, the Company has contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest. The Company accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting and the Company recognized a loss in the equity of SHPIII/CSL Richmond Heights of ($0.1) million for the nine months ended September 30, 2009. In addition, during the first nine months of fiscal 2009, the Company earned $0.1 million in management fees and $12,500 in pre-marketing fees from SHPIII/CSL Richmond Heights. During the first nine months of fiscal 2008, the Company earned $1.0 million in development fees and $25,000 in pre-marketing fees on the community.
In December 2007, the Company and SHPIII formed SHPIII/CSL Levis Commons to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community consists of 101 independent living units and 45 assisted living units and opened for business on April 1, 2009. As of September 30, 2009, the Company has contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest. The Company accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting and the Company recognized a loss in the equity of SHPIII/CSL Levis Commons of ($0.1) million for the nine months ended September 30, 2009. In addition, during the first nine months of fiscal 2009, the Company earned $0.1 million in management fees and $12,500 in pre-marketing fees from SHPIII/CSL Levis Commons. During the first nine months of fiscal 2008, the Company earned $1.1 million in development fees and $25,000 in pre-marketing fees on the community.
CGIM Transaction
In August 2004, the Company acquired from Covenant all of the outstanding stock of Covenant’s wholly owned subsidiary, CGIM. The Company paid approximately $2.3 million in cash (including closing costs of approximately $0.1 million) and issued a non-interest bearing note with a fair value of approximately $1.1 million (face amount $1.4 million discounted at 5.7%), subject to various adjustments set forth in the purchase agreement, to acquire all of the outstanding stock of CGIM. This acquisition resulted in the Company assuming the management contracts on 14 senior living communities with a combined resident capacity of approximately 1,800 residents. The acquisition was accounted for as a purchase and the entire purchase price of $3.5 million was allocated to management contract rights. As of September 30, 2009, the Company managed one community under the management agreement with CGIM.
BRE/CSL
In December 2001, the Company formed BRE/CSL with Blackstone and the joint ventures are owned 90% by Blackstone and 10% by the Company. BRE/CSL previously owned six senior living communities. The Company managed the six communities owned by BRE/CSL under long-term management contracts. In September 2005, Ventas acquired the six communities owned by BRE/CSL and the Company entered into a series of lease agreements whereby the Company leases the six communities from Ventas. In March 2007, the Company received a final distribution from BRE/CSL of $0.4 million relating to the sale of six communities owned by BRE/CSL to Ventas. This distribution resulted in the recognition of an additional gain of $0.4 million, which has been deferred and is being amortized in the Company’s statement of operations as a reduction in facility lease expense over the remaining initial 10 year lease term.
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

						Lease	Deferred
		Number of	Value of		Initial	Acquisition	Gains/Lease
Landlord	Date of Lease	Communities	Transaction	Term	Lease Rate (1)	Costs (2)	Concessions (3)
				10 years
Ventas	September 30, 2005	6	$84.6	(Two five-year renewals)	8%	$1.3	$4.6
				10 years
Ventas	October 18, 2005	1	19.5	(Two five-year renewals)	8%	0.2	—
				10 years
Ventas	March 31, 2006	1	29.0	(Two five-year renewals)	8%	0.1	14.3
				9.5 years
Ventas	September 8, 2006	1	19.1	(Two five-year renewals)	8%	0.4	—
				10 years
Ventas	January 31, 2008	1	5.0	(Two five-year renewals)	7.75%	0.2	—
				10 years
HCP	May 1, 2006	3	54.0	(Two ten-year renewals)	8%	0.2	12.8
				10 years
HCP	May 31, 2006	6	43.0	(Two ten-year renewals)	8%	0.2	0.6
				10 years
HCP	December 1, 2006	4	51.0	(Two ten-year renewals)	8%	0.7	—
				10 years
HCP	December 14, 2006	1	18.0	(Two ten-year renewals)	7.75%	0.3	—
				10 years
HCP	April 11, 2007	1	8.0	(Two ten-year renewals)	7.25%	0.1	—

Subtotal						3.7	32.3
Accumulated amortization through September 30, 2009						(1.3)	—
Accumulated deferred gain recognized through September 30, 2009						—	(11.6)

Net lease acquisition costs / deferred gains as of September 30, 2009						$2.4	$20.7

(1)	Initial lease rates are subject to conditional lease escalation provisions as set forth in each lease agreement.

(2)	Lease acquisition costs are being amortized over the initial term of each lease.

(3)	Deferred gains of $31.7 million and lease concessions of $0.6 million are being recognized in the Company’s statement of operations as a reduction in facility lease expense over the leases’ initial term. Lease concessions relate to the HCP transaction on May 31, 2006.
Recently Issued Accounting Guidance
FASB ASC 105-10 (formerly FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”) has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification superseded all then-existing non-SEC accounting and reporting standards with all other nongrandfathered non-SEC accounting literature not included in the Codification being considered nonauthoritative and was effective for the Company on September 30, 2009.
The FASB issued guidance to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (formerly FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)). This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and will be effective for the Company on January 1, 2010. It is not currently anticipated that the guidance will have an impact on the Company’s earnings or financial position.
The FASB issued guidance addressing (1) practices that have developed since the issuance of FASB ASC 860-10 (formerly FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”), that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This guidance will be effective for the Company on January 1, 2010, and must be applied to transfers occurring on or after the effective date.
FASB ASC 855-10 (formerly FASB Statement No. 165, “Subsequent Events”) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This guidance introduces the concept of financial statements being available to be issued and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and was effective for the Company on September 30, 2009. For additional information, refer to Note 10, “Subsequent Events”, in the notes to the unaudited consolidated financial statements.

FASB ASC 820-10 (formerly FASB Statement No. 157, “Fair Value Measurements”) defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. The Company adopted this guidance on January 1, 2008, for its financial assets and liabilities and on January 1, 2009, for its nonfinancial assets and liabilities. The adoption did not have a material effect on the Company’s earnings or financial position.
FASB ASC 805-10 (formerly FASB Statement No. 141(R) “Business Combinations”) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. As there have not been any acquisitions during the first nine months of fiscal 2009, this guidance has not had an impact on the Company’s earnings or financial position.
FASB ASC 260-10 (formerly FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”) clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in FASB ASC 260-10. This guidance was effective for the Company on January 1, 2009, and required all prior-period earnings per share data to be adjusted retrospectively. The Company’s adoption of this guidance did not have a material effect on the net income per share data reported in the Company’s consolidated financial statements. For additional information, refer to Note 2, “Net Income Per Share.”
Website
The Company’s internet website www.capitalsenior.com contains an Investor Relations section, which provides links to the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and Section 16 filings as well as amendments to those reports, which reports and filings are available free of charge through the Company’s website as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

Results of Operations
The following table sets forth for the periods indicated selected statements of income data in thousands of dollars and expressed as a percentage of total revenues.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	$	%	$	%	$	%	$	%
Revenues:
Resident and healthcare revenue	$42,801	89.0	$43,224	90.6	$127,950	89.3	$128,795	88.7
Unaffiliated management service revenue	18	0.0	52	0.1	54	0.0	140	0.1
Affiliated management service revenue	692	1.4	1,011	2.1	1,992	1.4	4,180	2.9
Community reimbursement revenue	4,603	9.6	3,430	7.2	13,298	9.3	12,151	8.4

Total revenue	48,114	100.0	47,717	100.0	143,294	100.0	145,266	100.0

Expenses:
Operating expenses (exclusive of depreciation and amortization shown below)	26,718	55.5	27,320	57.3	78,707	54.9	80,191	55.2
General and administrative expenses	2,456	5.1	2,405	5.0	8,820	6.1	9,733	6.7
Facility lease expense	6,502	13.5	6,319	13.2	19,441	13.6	18,774	12.9
Stock-based compensation	282	0.6	293	0.6	902	0.6	786	0.5
Depreciation and amortization	3,334	6.9	3,143	6.6	9,862	6.9	9,258	6.4
Community reimbursement expense	4,603	9.6	3,430	7.2	13,298	9.3	12,151	8.4

Total expenses	43,895	91.2	42,910	89.9	131,030	91.4	130,893	90.1

Income from operations	4,219	8.8	4,807	10.1	12,264	8.6	14,373	9.9
Other income (expense):
Interest income	18	0.0	140	0.3	56	0.0	363	0.2
Interest expense	(2,967)	(6.2)	(3,066)	(6.4)	(8,871)	(6.2)	(9,172)	(6.3)
Gain on sale of assets	—	—	—	—	—	—	596	0.4
Other income (expense)	(14)	0.0	75	0.2	59	0.1	227	0.2

Income before provision for income taxes	1,256	2.6	1,956	4.1	3,508	2.5	6,387	4.4
Provision for income taxes	(506)	(1.0)	(754)	(1.6)	(1,509)	(1.1)	(2,449)	(1.7)

Net income	$750	1.6	$1,202	2.5	$1,999	1.4	$3,938	2.7

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008
Revenues.
Total revenues were $48.1 million for the three months ended September 30, 2009 compared to $47.7 million for the three months ended September 30, 2008, representing an increase of approximately $0.4 million or 0.8%. This increase in revenue is primarily the result of an increase in community reimbursement revenue of $1.2 million offset by a decrease in resident and healthcare revenue of $0.4 million and a decrease in affiliated management services revenue of $0.3 million.
•	Resident and healthcare revenue decreased $0.4 million or 1.0% primarily due to a decrease in average occupancy of 1.8% partially offset by an increase in average revenue collected of 2.2% at the Company’s consolidated communities.

•	The decrease in affiliated management services revenue of $0.3 million or 31.6% primarily results from the Company no longer earning development and marketing fees from three joint venture communities that were under development during fiscal 2008.

•	Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements.
Expenses.
Total expenses were $43.9 million in the third quarter of fiscal 2009 compared to $42.9 million in the third quarter of fiscal 2008, representing an increase of $1.0 million or 2.3%. This increase in expenses is primarily the result of a $1.2 million increase in community reimbursement expenses, a $0.2 million increase in depreciation and amortization expense, and a $0.2 million increase in facility lease expense offset by a $0.6 million decrease in operating expenses.

•	Depreciation and amortization expense increased $0.2 million primarily as a result of an increase in depreciable assets at the Company’s consolidated communities.

•	Facility lease costs increased $0.2 million due to contingent annual rental rate escalations for existing leases.

•	Operating expenses decreased $0.6 million primarily due to a reduction in independent living expenses. Decreases in independent living expenses primarily consist of a decrease in food costs of $0.2 million, a decrease in utilities costs of $0.1 million, and a net decrease of $0.3 million in other independent living operating costs.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures.
Other income and expense.
•	Interest income reflects interest earned on investment of cash balances and interest earned on escrowed funds. Interest income decreased $0.1 million primarily due to lower interest rates in the current fiscal year compared to the prior fiscal year.

•	Interest expense decreased $0.1 million to $3.0 million in the third quarter of fiscal 2009 compared to $3.1 million in the comparable period of fiscal 2008. This decrease in interest expense primarily results from less debt outstanding during the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008.

•	Other expense/income in the third quarter of fiscal 2009 and 2008 relates to the Company’s equity in the earnings/losses of unconsolidated affiliates, which represents the Company’s share of the earnings/losses on its investments in joint ventures.
Provision for income taxes.
Provision for income taxes for the third quarter of fiscal 2009 was $0.5 million or 40.1% of income before taxes compared to a provision for income taxes of $0.8 million, or 38.5% of income before taxes, for the third quarter of fiscal 2008. The effective tax rates for the third quarter of fiscal 2009 and 2008 differ from the statutory tax rates due to state income taxes and permanent tax differences. The Company is significantly impacted by the Texas Margin Tax which effectively imposes a tax on modified gross revenues for communities within the state of Texas. The Company consolidated 17 Texas communities in the third quarter of fiscal 2009 and the Texas Margin Tax increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. At September 30, 2009, no valuation allowance was considered necessary based on this evaluation.
Net income
As a result of the foregoing factors, the Company reported net income of $0.8 million for the three months ended September 30, 2009, compared to a net income of $1.2 million for the three months ended September 30, 2008.
Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008
Revenues.
Total revenues were $143.3 million for the nine months ended September 30, 2009 compared to $145.3 million for the nine months ended September 30, 2008 representing a decrease of approximately $2.0 million or 1.4%. This decrease in revenue is primarily the result of a $0.8 million decrease in resident and healthcare revenue, a $2.2 million decrease in affiliated management services revenue, and a $0.1 million decrease in unaffiliated management services revenue offset by an increase in community reimbursement revenue of $1.1 million.
•	Resident and healthcare revenue decreased $0.8 million or 0.7% primarily due to a decrease in average occupancy of 1.3% partially offset by an increase in average revenue collected of 3.3% at the Company’s consolidated communities.

•	The decrease in affiliated management services revenue of $2.2 million or 52.3% primarily results from the Company no longer earning development and marketing fees from three joint venture communities that were under development during fiscal 2008.

•	The decrease in unaffiliated management services revenue of $0.1 million primarily results from the management of one community owned by a third party in the nine months ended September 30, 2009 compared to two communities owned by third parties in the nine months ended September 30, 2008.

•	Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements.
Expenses.
Total expenses were $131.0 million in the first nine months of fiscal 2009 compared to $130.9 million in the first nine months of fiscal 2008, representing an increase of $0.1 million or 0.1%. This increase is primarily the result of a $1.1 million increase in community reimbursement expense, a $0.6 million increase in depreciation and amortization expense, a $0.7 million increase in facility lease expense, and a $0.1 million increase in stock-based compensation offset by a $1.5 million decrease in operating expenses and a $0.9 million decrease in general and administrative expenses.
•	Depreciation and amortization expense increased $0.6 million primarily as a result of an increase in depreciable assets at the Company’s 50 consolidated communities.

•	Facility lease costs increased $0.7 million primarily due to contingent annual rental rate escalations for existing leases.

•	Stock-based compensation increased $0.1 million in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 primarily due to the award of additional restricted shares of common stock to certain employees of the Company.

•	Operating expenses decreased $1.5 million or 1.9% primarily due to a reduction of $1.4 million in independent living expenses and a reduction of $0.1 million in assisted living expenses. Decreases in independent living expenses primarily consist of a decrease in labor and benefit costs of $0.3 million, a decrease in food costs of $0.4 million, a decrease in utilities costs of $0.1 million, and a net decrease of $0.6 million in other independent living operating costs. Assisted living expenses decreased primarily due to a decrease in employee benefit costs.

•	General and administrative expenses decreased $0.9 million primarily due to the write-off of accumulated due diligence costs of $0.4 million during the first nine months of fiscal 2008 related to a potential acquisition that the Company terminated and a reduction in corporate compensation of $0.5 million due to the reduction of corporate employees.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures.
Other income and expense.
•	Interest income reflects interest earned on investment of cash balances and interest earned on escrowed funds. Interest income decreased $0.3 million primarily due to lower interest rates in the current fiscal year compared to the prior fiscal year.

•	Interest expense decreased $0.3 million to $8.9 million in the first nine months of fiscal 2009 compared to $9.2 million in the comparable period of fiscal 2008. This decrease in interest expense primarily results from less debt outstanding during fiscal 2009 compared to fiscal 2008.

•	Gain on sale of assets in the first nine months of fiscal 2008 represents gains associated with the sale of two parcels of land of $0.7 million and the amortization of a deferred gain on the sale of the Richmond Heights land in fiscal 2007 to a joint venture in which the Company has an equity interest, offset by a $0.1 million impairment adjustment on a parcel of land, located in Fort Wayne, Indiana, which is classified as held for sale.

•	Other expense/income in the first nine months of fiscal 2009 and 2008 relates to the Company’s equity in the earnings/losses of unconsolidated affiliates, which represents the Company’s share of the earnings/losses on its investments in joint ventures.
Provision for income taxes.
Provision for income taxes for the first nine months of fiscal 2009 was $1.5 million or 43.0% of income before taxes compared to a provision for income taxes of $2.4 million, or 38.3% of income before taxes, for the first nine months of fiscal 2008. The effective tax rates for the first nine months of fiscal 2009 and 2008 differ from the statutory tax rates due to state income taxes and permanent tax differences. The Company is significantly impacted by the Texas Margin Tax, which effectively imposes a tax on modified gross revenues for communities within the State of Texas. The Company consolidated 17 Texas communities in the third quarter of fiscal 2009 and the Texas Margin Tax increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. At September 30, 2009, no valuation allowance was considered necessary based on this evaluation.
Net income/loss.
As a result of the foregoing factors, the Company reported net income of $2.0 million for the nine months ended September 30, 2009, compared to a net income of $3.9 million for the nine months ended September 30, 2008.
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
In addition to approximately $28.4 million of unrestricted cash balances on hand as of September 30, 2009, the Company’s principal sources of liquidity are expected to be cash flows from operations, proceeds from the sale of assets, cash flows from SHPIII/CSL Miami, SHP III/CSL Richmond Heights, SHPIII/CSL Levis Commons, SHPII/CSL, Midwest I and Midwest II and/or additional debt refinancings. The Company expects its available cash and cash flows from operations, proceeds from the sale of assets, and cash flows from SHPIII/CSL Miami, SHP III/CSL Richmond Heights, SHPIII/CSL Levis Commons, SHPII/CSL, Midwest I and Midwest II to be sufficient to fund its short-term working capital requirements and the Company’s stock repurchase program. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company from time to time considers and evaluates transactions related to its portfolio including refinancings, purchases and sales, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.
In summary, the Company’s cash flows were as follows (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Net cash provided by operating activities	$16,472	$13,176
Net cash used in investing activities	(5,737)	(5,083)
Net cash used in financing activities	(8,198)	(3,405)

Net increase in cash and cash equivalents	$2,537	$4,688

Operating Activities
The net cash provided by operating activities for the first nine months of fiscal 2009 primarily results from net income of $2.0 million, net non-cash charges of $10.5 million, a decrease in property tax and insurance deposits of $0.7 million, a decrease in prepaid expenses and other assets of $2.0 million, and a decrease in federal and state income taxes receivable of $1.9 million offset by an increase in accounts receivable of $0.2 million, a decrease in accounts payable and accrued expenses of $0.2 million, and a decrease in customer deposits of $0.2 million. The net cash provided by operating activities for the first nine months of fiscal 2008 primarily results from net income of $3.9 million, net non-cash charges of $9.2 million, a decrease in prepaid expenses and other of $2.1 million, a decrease on other assets of $0.3 million, an increase in accounts payable and accrued expenses of $0.3 million and a decrease in federal and state income taxes receivable of $1.2 million offset by an increase in accounts receivable of $2.7 million, an increase in property tax and insurance deposits of $0.9 million and a decrease in customer deposits of $0.3 million.
Investing Activities
The net cash used in investing activities for the first nine months of fiscal 2009 primarily results from capital expenditures of $6.3 million offset by net investments in joint ventures of $0.6 million. The net cash used in investing activities for the first nine months of fiscal 2008 primarily results from capital expenditures of $5.7 million, net investments in joint ventures of $0.8 million offset by proceeds from the sale of two parcels of land, one in Carmichael, California and the other in Lincoln, Nebraska, for $1.4 million.

Financing Activities
The net cash used in financing activities for the first nine months of fiscal 2009 primarily results from net repayments of notes payable of $5.1 million, additions to restricted cash of $2.2 million, and purchases of treasury stock of $0.9 million. The net cash used in financing activities for the first nine months of fiscal 2008 primarily results from net repayments of notes payable of $3.7 million offset by proceeds from the issuance of common stock of $0.2 million.
Debt Transactions
The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of its mortgage notes. The Company is currently in the process of renegotiating the loan agreement for a promissory note held by a securitized trust (“securitized promissory note”). The securitized promissory note is a debt obligation of one of the Company’s wholly owned subsidiaries and matured on September 1, 2009, with an outstanding balance of $4.7 million, which is collateralized with the assets of the subsidiary and is nonrecourse to the Company. Scheduled monthly mortgage payments have continued to be made by the Company’s subsidiary to the securitized promissory note servicer.
With the exception of the aforementioned securitized promissory note, the Company was in compliance with all of its debt covenants at September 30, 2009.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of September 30, 2009, the Company had $184.5 million in outstanding debt comprised solely of fixed rate debt instruments. In addition, as of September 30, 2009, the Company had $186.5 million in future lease obligations with contingent rent increases based on changes in the consumer price index.
Changes in interest rates would affect the fair market values of the Company’s fixed rate debt instruments, but would not have an impact on the Company’s earnings or cash flows. Increases in the consumer price index could have an effect on future facility lease expense if the leased community exceeds the contingent rent escalation thresholds set forth in each of the Company’s lease agreements.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. RISK FACTORS.
Our business involves various risks. When evaluating our business the following information should be carefully considered in conjunction with the other information contained in our periodic filings with the SEC. Additional risks and uncertainties not known to us currently or that currently we deem to be immaterial also may impair our business operations. If we are unable to prevent events that have a negative effect from occurring, then our business may suffer. Negative events are likely to decrease our revenue, increase our costs, make our financial results poorer and/or decrease our financial strength, and may cause our stock price to decline. There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following information is provided pursuant to Item 703 of Regulation S-K. The Company did not repurchase any shares of its common stock pursuant to the Company’s share repurchase program (as described below), and the information set forth in the table below reflects shares repurchased by the Company pursuant to this program prior to the period covered by this report.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
July 1 — July 31, 2009	—	—	—	$—
August 1 — August 31, 2009	—	—	—	—
September 1 — September 30, 2009	—	—	—	—

January 1 — September 30, 2009 Total	—	—	349,800	$9,080,862

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
Ralph A. Beattie
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer) Date: November 5, 2009

INDEX TO EXHIBITS
The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required to be included with this report have been omitted.

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