Form 10-K
period 2009-12-31
CAPITAL SENIOR LIVING CORP
filed 2010-03-11
CIK 1043000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the 24,769,429 shares of the Registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates (defined to exclude all of the registrants executive officers and directors) on December 31, 2009, based upon the closing price of the Registrant’s Common Stock as reported by the New York Stock Exchange on June 30, 2009, was approximately $112.7 million. As of March 5, 2010, the Registrant had 27,031,271 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement pertaining to its 2010 Annual Meeting of Stockholders (the “Proxy Statement”) and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A are incorporated herein by reference into Part III of this report.

CAPITAL SENIOR LIVING CORPORATION

PART I

ITEM 1.	BUSINESS.

Overview

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company and its predecessors have provided senior living services since 1990. As of December 31, 2009, the Company operated 66 senior living communities in 23 states with an aggregate capacity of approximately 10,200 residents, including 40 senior living communities which the Company either owned or in which the Company had an ownership interest, 25 senior living communities that the Company leased and one senior living community it managed for a third party. As of December 31, 2009, the Company also operated one home care agency. During 2009, approximately 94% of total revenues for the senior living communities operated by the Company were derived from private pay sources.

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

Website

The Company’s internet website www.capitalsenior.com contains an Investor Relations section, which provides links to the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Section 16 filings and amendments to those reports and filings, which reports and filings are available through the Company’s internet website free of charge as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

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

According to the American Seniors Housing Association Seniors Housing Construction Trends Report for 2009, 14% of the senior housing supply in the 100 largest metro areas of the United States are assisted living units,

19% are independent living units, 44% are nursing care beds, 3% are memory care units and 20% relate to age restricted senior apartments. Additionally, the largest 100 metro areas contain approximately 66% of the total United States population, 62% of the age 65+ population, and 61% of the age 75+ population, according to the most recent population projections from the United States Census Bureau.

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

Demographics

The primary market for the Company’s senior living services is comprised of persons aged 75 and older. This age group is one of the fastest growing segments of the United States population and is expected to grow from 18.7 million in 2008 to approximately 32.6 million in 2030. The population of seniors aged 85 and over is expected to grow from approximately 5.7 million in 2008 to approximately 8.9 million by 2030 representing an increase of approximately 56%. As the number of persons aged 75 and over continues to grow, the Company believes that there will be corresponding increases in the number of persons who need assistance with ADLs.

Senior Affluence

The average net worth of senior citizens is typically higher than non-senior citizens, partially as a result of accumulated equity through home ownership. The Company believes that a substantial portion of the senior population has historically accumulated significant resources available for their retirement and long-term care needs. The Company’s target population is comprised of moderate to upper income seniors who have, either directly or indirectly through familial support, the financial resources to pay for senior living communities, including an assisted living alternative to traditional long-term care. However, recent volatility and downturns in the housing, financial, and credit markets could negatively affect the ability of senior citizens to relocate into our communities, or the time at which they choose to do so, which could have a significant impact on our business, financial condition, cash flows, and results of operations.

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

Provide a Broad Range of Quality Personalized Care

Central to the Company’s operating strategy is its focus on providing quality care and services that are personalized and tailored to meet the individual needs of each community resident. The Company’s residences and services are designed to provide a broad range of care that permits residents to “age in place” as their needs change and as they develop further physical or cognitive frailties. By creating an environment that maximizes resident autonomy and provides individualized service programs, the Company seeks to attract seniors at an earlier stage, before they need the higher level of care provided in a skilled nursing facility. The Company also maintains a comprehensive quality assurance program designed to ensure the satisfaction of its residents and their family members. The Company conducts annual resident satisfaction surveys that allow residents at each community to express whether they are “very satisfied,” “satisfied” or “dissatisfied” with all major areas of a community, including, housekeeping, maintenance, activities and transportation, food service, security and management. In both 2009 and 2008, the Company achieved 95% overall approval ratings from the residents’ satisfaction surveys.

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

Improve Occupancy Rates

The Company continually seeks to maintain and improve occupancy rates by: (i) retaining residents as they “age in place” by extending optional care and service programs; (ii) attracting new residents through the on-site marketing programs focused on residents and family members; (iii) selecting communities in underserved markets; (iv) aggressively seeking referrals from professional community outreach sources, including area religious organizations, senior social service programs, civic and business networks, as well as the medical community; and (v) continually refurbishing and renovating its communities.

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

Independent Living Services

The Company provides independent living services to seniors who typically do not yet need assistance or support with ADLs, but who prefer the physical and psychological comfort of a residential community that offers health care and other services. As of December 31, 2009, the Company had ownership interests in 30 communities, leased 14 communities and managed one community that provide independent living services, which include communities that combine assisted living services, with an aggregate capacity for approximately 6,800 residents.

Independent living services provided by the Company include daily meals, transportation, social and recreational activities, laundry, housekeeping and 24-hour staffing. The Company also fosters the wellness of its residents by offering access to health screenings (such as blood pressure checks), periodic special services (such as influenza inoculations), dietary and similar programs, as well as ongoing exercise and fitness classes. Classes are given by health care professionals to keep residents informed about health and disease management. Subject to applicable government regulation, personal care and medical services are available to independent living residents through either the community staff or through the Company’s agency or other independent home care agencies. The Company’s independent living residents pay a fee ranging from $1,095 to $5,740 per month, in general, depending on the specific community, program of services, size of the unit and amenities offered. The Company’s contracts with its independent living residents are generally for a term of one year and are typically terminable by either party, under certain circumstances, upon 30 days notice.

Assisted Living Services

The Company offers a wide range of assisted living care and services, including personal care services, 24 hour staffing, support services, and supplemental services. As of December 31, 2009, the Company had ownership interests in 19 communities and leased 15 communities that provide assisted living services, which include communities that combine independent living and other services, with an aggregate capacity for approximately 2,700 residents. The residents of the Company’s assisted living residences generally need help with some or all ADLs, but do not require the more acute medical care traditionally given in nursing homes. Upon admission to the Company’s assisted living communities, and in consultation with the resident, the resident’s family and medical consultants, each resident is assessed to determine his or her health status, including functional abilities and need for personal care services. The resident also completes a lifestyles assessment to determine the resident’s preferences. From these assessments, a care plan is developed for each resident to ensure that all staff members who render care meet the specific needs and preferences of each resident where possible. Each resident’s care plan is reviewed periodically to determine when a change in care is needed.

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

The Company’s assisted living residents pay a fee ranging from $1,475 to $6,965 per month, in general, depending on the specific community, the level of personal care services, support service and supplemental services provided to the resident, size of the unit and amenities offered. The Company’s contracts with its assisted living residents are generally for a term of one year and are typically terminable by either party, under certain circumstances, upon 30 days notice.

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

Continuing Care Retirement Community Services

In its continuing care retirement communities, the Company provides traditional long-term care through 24-hour-per-day skilled nursing care by registered nurses, licensed practical nurses and certified nursing assistants as well as assisted living and independent living care. The Company also offers a comprehensive range of restorative nursing and rehabilitation services in its communities including, but not limited to, physical, occupational, speech and medical social services. The Company’s residents receiving skilled nursing services pay fees ranging from $4,225 to $10,440 per month, in general, depending on the specific community and the level of care provided. As of December 31, 2009, the Company had ownership interests in one community and leased one community providing a continuum of care services with an aggregate capacity for approximately 700 residents at all levels of care at those two communities.

Home Care Services

As of December 31, 2009, the Company provided home care services to clients at one senior living community through the Company’s home care agency and made home care services available to clients at a majority of its senior living communities through third-party providers. The Company believes that the provision of private pay, home care services is an attractive adjunct to its independent living services because it allows the Company to provide more services to its residents as they age in place and increases the length of stay in the Company’s communities. In addition, the Company makes available to residents certain customized physician, dentistry, podiatry and other health-related services that may be offered by third-party providers.

Operating Communities

The table below sets forth certain information with respect to senior living communities operated by the Company as of December 31, 2009.

			Resident Capacity(1)					Commencement
Community		Units	IL	AL	CCRC	Total	Ownership(2)	of Operations(3)

Owned:
Canton Regency	Canton, OH	291	—	—	357	357	100%	03/91
Gramercy Hill	Lincoln, NE	148	62	103	—	165	100%	10/98
Heatherwood	Detroit, MI	158	185	—	—	185	100%	01/92
Independence Village	East Lansing, MI	151	161	—	—	161	100%	08/00
Independence Village	Peoria, IL	158	166	—	—	166	100%	08/00
Independence Village	Raleigh, NC	165	177	—	—	177	100%	08/00
Independence Village	Winston-Salem, NC	156	161	—	—	161	100%	08/00
Sedgwick Plaza	Wichita, KS	144	134	35	—	169	100%	08/00
Waterford at Columbia	Columbia, SC	120	141	—	—	141	100%	11/00
Waterford at Deer Park	Deer Park, TX	120	144	—	—	144	100%	11/00
Waterford at Edison Lakes	South Bend, IN	120	141	—	—	141	100%	12/00
Waterford at Fairfield	Fairfield, OH	120	140	—	—	140	100%	11/00
Waterford at Fort Worth	Fort Worth, TX	151	176	—	—	176	100%	06/00

			Resident Capacity(1)					Commencement
Community		Units	IL	AL	CCRC	Total	Ownership(2)	of Operations(3)

Waterford at Highland Colony	Jackson, MS	120	143	—	—	143	100%	11/00
Waterford at Huebner	San Antonio, TX	120	135	—	—	135	100%	04/99
Waterford at Ironbridge	Springfield, MO	119	142	—	—	142	100%	06/01
Waterford at Mansfield	Mansfield, OH	119	142	—	—	142	100%	10/00
Waterford at Mesquite	Mesquite, TX	154	176	—	—	176	100%	09/99
Waterford at Pantego	Pantego, TX	120	143	—	—	143	100%	12/00
Waterford at Plano	Plano, TX	136	109	60	—	169	100%	12/00
Waterford at Shreveport	Shreveport, LA	117	136	—	—	136	100%	03/99
Waterford at Thousand Oaks	San Antonio, TX	120	135	—	—	135	100%	05/00
Wellington at Arapaho	Richardson, TX	137	112	60	—	172	100%	05/02
Wellington at North Richland Hills, TX	North Richland Hills, TX	119	139	—	—	139	100%	01/02
Wellington at Oklahoma City	Oklahoma City, OK	120	143	—	—	143	100%	11/00

		3,503	3,443	258	357	4,058
Leased:
Ventas:
Amberleigh	Buffalo, NY	267	387	—	—	387	N/A	01/92
Cottonwood Village	Cottonwood, AZ	163	131	58	—	189	N/A	03/91
Crown Pointe	Omaha, NE	132	162	—	—	162	N/A	08/00
Georgetowne Place	Fort Wayne, IN	162	242	—	—	242	N/A	10/05
Harrison at Eagle Valley[4]	Indianapolis, IN	124	138	—	—	138	N/A	03/91
Rose Arbor	Maple Grove, MN	137	92	84	—	176	N/A	06/06
Towne Centre	Merrillville, IN	327	—	—	358	358	N/A	03/91
Villa Santa Barbara	Santa Barbara, CA	125	64	61	—	125	N/A	08/00
West Shores	Hot Springs, AR	137	131	42	—	173	N/A	08/00
Whitley Place	Keller, TX	47	—	65	—	65	N/A	02/08
HCP:
Atrium of Carmichael	Sacramento, CA	152	155	—	—	155	N/A	01/92
Covenant Place of Abilene	Abilene, TX	50	—	55	—	55	N/A	08/04
Covenant Place of Burleson	Burleson, TX	74	—	80	—	80	N/A	08/04
Covenant Place of Waxahachie	Waxahachie, TX	50	—	55	—	55	N/A	08/04
Crescent Place	Cedar Hill, TX	80	—	85	—	85	N/A	11/05
Crescent Point	Cedar Hill, TX	112	134	—	—	134	N/A	08/04
Crosswood Oaks	Sacramento, CA	121	127	—	—	127	N/A	01/92
Good Place	North Richland Hills, TX	72	—	80	—	80	N/A	08/04
Meadow Lakes	North Richland Hills, TX	120	145	—	—	145	N/A	08/04
Tesson Heights	St. Louis, MO	184	134	72	—	206	N/A	10/98
Veranda Club	Boca Raton, FL	141	182	—	—	182	N/A	01/92
Charlotte Square	Charlotte, NC	73	—	125	—	125	N/A	12/06
Chesapeake Place	Chesapeake, VA	87	—	153	—	153	N/A	12/06
Greenville Place	Greenville, SC	87	—	153	—	153	N/A	12/06
Myrtle Beach Estates	Myrtle Beach, SC	80	—	142	—	142	N/A	12/06

		3,104	2,224	1,310	358	3,892

			Resident Capacity(1)					Commencement
Community		Units	IL	AL	CCRC	Total	Ownership(2)	of Operations(3)

Affiliates:
SHPII/CSL:
Libertyville	Libertyville, IL	197	191	55	—	246	5%	03/01
Naperville	Naperville, IL	193	188	48	—	236	5%	01/01
Summit	Summit, NJ	88	—	98	—	98	5%	11/00
Trumbull	Trumbull, CT	150	136	42	—	178	5%	09/00
SHPIII/CSL:
Levis Commons	Toledo, OH	146	151	45	—	196	10%	04/09
Miami	Miamisburg, OH	146	151	45	—	196	10%	08/08
Richmond Heights	Richmond Heights, OH	141	152	45	—	197	10%	04/09
Midwest I:
The Waterford at Ames	Ames, IA	59	—	122	—	122	11%	02/06
The Waterford at Miracle Hills	Omaha, NE	64	—	70	—	70	11%	03/06
The Waterford at Roxbury Park	Omaha, NE	62	—	70	—	70	11%	02/06
The Waterford at Van Dorn	Lincoln, NE	68	—	84	—	84	11%	02/06
The Waterford at Woodbridge	Plattsmouth, NE	40	—	45	—	45	11%	02/06
Midwest II:
Keepsake Village of Columbus	Columbus, IN	42	—	48	—	48	15%	08/06
The Hearth at Prestwick	Avon, IN	132	—	150	—	150	15%	08/06
The Hearth at Windermere	Fishers, IN	126	—	150	—	150	15%	08/06

		1,654	969	1,117	—	2,086
Managed:
Harding Place	Searcy, AR	115	148	—	—	148	N/A	08/04

		8,376	6,784	2,685	715	10,184

(1)	Independent living (IL) residences, assisted living (AL) residences and continuing care retirement community (CCRC) beds.

(2)	Those communities shown as 5% owned consist of the Company’s ownership of 5% of the member interests in SHPII/CSL (as defined below). Those communities shown as 10% owned consist of the Company’s ownership of 10% of the member interests in SHPIII/CSL (as defined below). Those communities shown as 11% owned consist of the Company’s ownership of approximately 11% of the member interests in Midwest I (as defined below). Those communities shown as 15% owned consist of the Company’s ownership of 15% of the member interests in Midwest II (as defined below).

(3)	Indicates the date on which the Company acquired or commenced operating the community. The Company operated certain of its communities pursuant to management agreements prior to acquiring interests in or leasing the communities.

(4)	The Company’s home care agency is on-site at The Harrison at Eagle Valley community.

Management Contracts

The Company is party to a series of property management agreements (the “Midwest I Agreements”) to manage five communities acquired by Midwest Portfolio Holdings, L.P. (“Midwest I”), a joint venture owned approximately 89% by GE Healthcare Financial Services (“GE Healthcare”) and approximately 11% by the

Company. The Midwest I Agreements are for an initial term of five years and currently extend until various dates through February 2011, and the agreements contain automatic one year renewals thereafter. The Midwest I Agreements generally provide for a management fee of 5% of gross revenues. On January 4, 2010, the Company announced that Midwest I entered into an agreement to sell the Midwest I subsidiaries that own the five senior living communities to Heath Care REIT, Inc. (“HCN”). As a condition to closing of the sale to HCN, the Company will enter into long term leases of the communities.

The Company is party to a series of property management agreements (the “Midwest II Agreements”) to manage three communities acquired by Midwest Portfolio Holdings II, L.P. (“Midwest II”), a joint venture owned approximately 85% by GE Healthcare and approximately 15% by the Company. The Midwest II Agreements are for an initial term of five years and currently extend until various dates through August 2011, and the agreements contain automatic one year renewals thereafter. The Midwest II Agreements generally provide for a management fee of 5% of gross revenues. On March 8, 2010, the Company announced that Midwest II entered into an agreement to sell the Midwest II subsidiaries that own the five senior living communities to HCN. As a condition to closing of the sale to HCN, the Company will enter into long term leases of the communities.

The Company is party to a series of property management agreements with CGI Management, Inc. (the “CGIM Agreements”) currently expiring in August 2011. During fiscal 2009, the Company managed one community under the CGIM Agreements. The CGIM Agreements generally provide for management fees of 5% to 6% of gross revenues, subject to certain base management fees.

The Company is party to a series of property management agreements (the “SHPII/CSL Management Agreements”) with four joint ventures (collectively “SHPII/CSL”) owned 95% by Senior Housing Partners II, L.P. (“SHPII”), a fund managed by Prudential Real Estate Investors (“Prudential”) and 5% by the Company, which collectively own and operate four senior living communities (collectively the “Spring Meadows Communities”). The SHPII/CSL Management Agreements currently extend until various dates through November 2014. The SHPII/CSL Management Agreements generally provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities.

The Company is party to a series of property management agreements (the “SHPIII/CSL Management Agreements”) with three joint ventures (collectively “SHPIII/CSL”) owned 90% by Senior Housing Partners III, L.P. (“SHPIII”), a fund managed by Prudential Investment Management, Inc. (“Prudential Investment”) and 10% by the Company, which collectively own and operate three senior living communities. The SHPIII/CSL Management Agreements are for initial terms of ten years from the date the certificate of occupancy was issued and currently extend until various dates through January 2019. The SHPIII/CSL Management Agreements generally provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities.

Development Agreements

In May 2007, the Company and SHPIII entered into a joint venture agreement (“SHPIII/CSL Miami”) to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community consists of 101 independent living units and 45 assisted living units and opened in August 2008. The Company earned $0.3 million in development fees and $0.1 million in pre-marketing fees from SHPIII/CSL Miami in fiscal 2008. In addition, the Company earned $0.2 million and $0.1 million in management fees on the community in fiscal 2009 and 2008, respectively.

In November 2007, the Company and SHPIII entered into a joint venture agreement (“SHPIII/CSL Richmond Heights”) to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community consists of 96 independent living units and 45 assisted living units and opened in April 2009. The Company earned $1.0 million in development fees and $0.1 million in pre-marketing fees from SHPIII/CSL Richmond Heights in fiscal 2008. In addition, the Company earned $0.1 million in management fees on the community in fiscal 2009.

In December 2007, the Company and SHPIII entered into a joint venture agreement (“SHPIII/CSL Levis Commons”) to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community consists of 101 independent living units and 45 assisted living units and opened in April 2009. The Company earned $1.1 million in development fees and $0.1 million in pre-marketing fees from SHPIII/CSL Levis Commons in fiscal 2008. In addition, the Company earned $0.1 million in management fees on the community in fiscal 2009.

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

Pursue Strategic Acquisitions

The Company intends to continue to pursue acquisitions of senior living communities. Through strategic acquisitions, joint venture investments, or facility leases, the Company seeks to acquire communities in existing markets as a means to increase market share, augment existing clusters, strengthen its ability to provide a broad range of care, and create operating efficiencies. As the industry continues to consolidate, the Company believes that opportunities will arise to acquire other senior living companies. The Company believes that the current fragmented nature of the senior living industry, combined with the Company’s financial resources, national presence, and extensive contacts within the industry, can be expected to provide it with the opportunity to evaluate a number of potential acquisition opportunities in the future. In reviewing acquisition opportunities, the Company will consider, among other things, geographic location, competitive climate, reputation and quality of management and communities, and the need for renovation or improvement of the communities.

Pursue Management Agreements

The Company intends to pursue management opportunities for senior living communities. The Company believes that its management infrastructure and proven operating track record will allow the Company to take advantage of increased opportunities in the senior living market for new management contracts and other transactions.

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

Resident and Resident’s Family Input.  On a routine basis, the Company provides residents and their family members the opportunity to provide valuable input regarding the day-to-day delivery of services. On-site management at each community has fostered and encouraged active resident councils and resident committees who meet independently. These resident bodies meet with on-site management on a monthly basis to offer input and suggestions as to the quality and delivery of services. Additionally, at each community the Company conducts annual resident satisfaction surveys to further monitor the satisfaction levels of both residents and their family members. These surveys are sent directly to a third party firm for tabulation then to the Company’s corporate headquarters for distribution to onsite staff. For both 2009 and 2008, the Company achieved 95% approval ratings from its residents. For any departmental area of service scoring below a 90%, a plan of correction is developed jointly by on-site, regional and corporate staff for immediate implementation.

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

Employees

As of December 31, 2009, the Company employed 3,676 persons, of which 1,912 were full-time employees (61 of whom are located at the Company’s corporate offices) and 1,764 were part-time employees. None of the Company’s employees are currently represented by a labor union and the Company is not aware of any union organizing activity among its employees. The Company believes that its relationship with its employees is good.

Executive Officers of the Registrant

The following table sets forth certain information concerning each of the Company’s executive officers and key employees as of December 31, 2009:

Name	Age	Position(s) with the Company

Lawrence A. Cohen	56	Chief Executive Officer and Interim Chairman of the Board
Keith N. Johannessen	53	President and Chief Operating Officer
Ralph A. Beattie	60	Executive Vice President and Chief Financial Officer
Rob L. Goodpaster	56	Vice President — National Marketing
David W. Beathard, Sr.	62	Vice President — Operations
David R. Brickman	51	Vice President, Secretary and General Counsel
Glen H. Campbell	65	Vice President — Development
Gloria Holland	42	Vice President — Finance
Robert F. Hollister	54	Property Controller

Lawrence A. Cohen has served as one of our directors since November 1996 and as Vice Chairman of the Board since November 1996. He has served as our Chief Executive Officer since May 1999 and was our Chief Financial Officer from November 1996 to May 1999. From 1991 to 1996, Mr. Cohen served as President and Chief Executive Officer of Paine Webber Properties Incorporated, which controlled a real estate portfolio having a cost basis of approximately $3.0 billion, including senior living facilities of approximately $110.0 million. Mr. Cohen serves on the boards of various charitable organizations and was a founding member and is on the executive committee of the Board of Directors of the American Seniors Housing Association. Mr. Cohen has earned a Masters in Law, is a licensed attorney and is also a Certified Public Accountant. Mr. Cohen has had positions with businesses involved in senior living for 25 years.

Keith N. Johannessen has been a director since February 2004. Mr. Johannessen currently serves as our President and Chief Operating Officer. He has more than 30 years of operational experience in seniors housing. Mr. Johannessen began his senior housing career in 1978 with Life Care Services Corporation and then joined Oxford Retirement Services, Inc as Executive Vice President. He later served as Senior Manager in the health care practice of Ernst & Young LLP prior to joining the Company in 1993. Mr. Johannessen has served on the State of the Industry and Model Assisted Living Regulations Committees of the American Seniors Housing Association. He holds a BA degree.

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

Rob L. Goodpaster has served as Vice President — National Marketing of the Company and its predecessors since December 1992. From 1990 to 1992, Mr. Goodpaster was National Director for Marketing for Autumn America, an owner and operator of senior housing facilities. Mr. Goodpaster has been active in professional industry associations and formerly served on the Board of Directors for the National Association for Senior Living Industries. Mr. Goodpaster has been active in the operational, development and marketing aspects of senior housing for 33 years.

David W. Beathard, Sr. has served as Vice President — Operations of the Company and its predecessors since August 1996. From 1992 to 1996, Mr. Beathard owned and operated a consulting firm, which provided operational, marketing, and feasibility consulting regarding senior housing facilities. Mr. Beathard has been active in the operational, sales and marketing, and construction oversight aspects of senior housing for 36 years.

David R. Brickman has served as Vice President and General Counsel of the Company and its predecessors since July 1992 and has served as Secretary of the Company since May 2007. From 1989 to 1992, Mr. Brickman served as in-house counsel with LifeCo Travel Management Company, a corporation that provided travel services to U.S. corporations. Mr. Brickman has also earned a Masters of Business Administration and a Masters in Health Administration. He currently serves on the Board of Advisors for the Southern Methodist University Corporate Counsel Symposium and is also a member of the Long Term Care Risk Legal Forum. Mr. Brickman has either practiced law or performed in-house counsel functions for 23 years.

Glen H. Campbell has served as Vice President — Development of the Company since September 1997. From 1990 to 1997 Mr. Campbell served as Vice President of Development for Greenbrier Corporation, an assisted living development and management company. From 1985 to 1990 Mr. Campbell served as Director of Facility Management for Retirement Corporation of America. Mr. Campbell has been active in the design and development of retirement communities for 35 years.

Gloria M. Holland has served as Vice President — Finance of the Company since June 2004. From 2001 to 2004, Ms. Holland served as Assistant Treasurer and a corporate officer for Aurum Technology, Inc., a privately held company that provided technology and outsourcing to community banks. From 1996 to 2001, Ms. Holland held positions in Corporate Finance and Treasury at Brinker International, an owner and operator of casual dining restaurants. From 1989 to 1996, Ms. Holland was a Vice President in the Corporate Banking division of NationsBank and predecessor banks. Ms. Holland received a BBA in Finance from the University of Mississippi in 1989.

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

As of December 31, 2009, we had mortgage and other indebtedness totaling approximately $183.2 million. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover required interest and principal payments. Any payment or other default could cause the applicable lender to foreclose upon the communities securing the indebtedness with a consequent loss of income and asset value to us. Further, because some of our mortgages contain cross-default and cross-collateralization provisions, a payment or other default by us with respect to one community could affect a significant number of our other communities.

We have significant operating lease obligations and our failure to generate cash flows sufficient to cover these lease obligations could result in defaults under the lease agreements.

As of December 31, 2009, we leased 25 communities with future lease obligations totaling approximately $179.1 million, with minimum lease obligations of $28.9 million in fiscal 2010. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover these required operating lease obligations. Any payment or other default under any such lease could result in the termination of the lease, with a consequent loss of income and asset value to us. Further, because our leases contain cross-default provisions, a payment or other default by us with respect to one leased community could affect all of our other leased communities with related lessors. Certain of our leases contain various financial and other restrictive covenants, which could limit our flexibility in operating our business. Failure to maintain compliance with the lease obligations as set forth in our lease agreements could have a material adverse impact on us.

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

We cannot assure that we will attempt to, or be able to, acquire additional senior living communities, expand existing senior living communities, or develop new senior living communities.

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

Our ability to successfully expand existing senior living communities or develop new senior living communities will depend on a number of factors, including, but not limited to, our ability to acquire suitable sites at reasonable prices; our success in obtaining necessary zoning, licensing, and other required governmental permits and authorizations; and our ability to control construction costs and accurately project completion schedules. Additionally, we anticipate that the development of new senior living communities or the expansion of existing senior living communities may involve a substantial commitment of capital for a period of time of two years or more until the new senior living communities or expansions are operating and producing revenue, the consequence of which could be an adverse impact on our liquidity.

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

Approximately 94% of our total revenues from communities that we operated were attributable to private pay sources and approximately 6% of our revenues from these communities were attributable to reimbursements from Medicare and Medicaid during fiscal 2009. We expect to continue to rely primarily on the ability of residents to pay for our services from their own or family financial resources. The current unfavorable economic conditions in the housing, financial, and credit markets, inflation, or other circumstances that adversely affect the ability of the elderly to pay for our services could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

We are subject to risks related to third-party management agreements.

At December 31, 2009, we managed one senior living community for a third party and 15 senior living communities for joint ventures in which we have a minority interest pursuant to multi-year management agreements. The management agreements generally have initial terms of five years, subject to certain renewal rights. Under these agreements we provide management services to third party and joint venture owners to operate senior living communities and have provided, and may in the future provide, management and consulting services to third parties on market and site selection, pre-opening sales and marketing, start-up training and management services for facilities under development and construction. In most cases, either party to the agreements may terminate them upon the occurrence of an event of default caused by the other party. In addition, subject to our rights to cure deficiencies, community owners may terminate us as manager if any licenses or certificates necessary for operation are revoked, or if we have a change of control. Also, in some instances, a community owner may terminate the management agreement relating to a particular community if we are in default under other management agreements relating to other communities owned by the same community owner or its affiliates. In addition, in certain cases the community owner may terminate the agreement upon 30 days’ notice to us in the event of a sale of the community. In those agreements, which are terminable in the event of a sale of the community, we have certain rights to offer to purchase the community. The termination of a significant portion of our management agreements could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Failure to perform our obligations under our joint venture arrangements could have a material adverse effect on us.

We hold minority interests ranging from approximately 5% to 15% in several joint ventures with affiliates of Prudential and GE Healthcare. We also manage the communities owned by these joint ventures. Under the terms of the joint venture agreements with Prudential covering seven properties, we are obligated to meet certain cash flow targets and failure to meet these cash flow targets could result in termination of the management agreements. Under the terms of the joint venture agreements with GE Healthcare covering eight properties, we are obligated to meet certain net operating income targets and failure to meet these net operating income targets could result in termination of the management agreements.

The Company, on three joint venture developments with Prudential Investment, has guarantees that the communities will be completed at the budgeted costs approved by the joint venture members. These costs include the hard and soft construction costs and operating costs until the community reaches stabilization. The budgeted costs include contingency reserves for potential costs overruns and other unforeseen costs. In addition, each of these joint ventures has entered into guaranteed fixed price construction contracts with the general contractors on each of the developments. The Company would be required to fund these guarantees if the actual development costs incurred by the joint venture exceed the budgeted costs for the development. The terms of these guarantees generally do not provide for a limitation on the maximum potential future payments. The Company has not made any payments under these guarantees.

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

An increasing number of legislative initiatives have been introduced or proposed in recent years that would result in major changes in the health care delivery system on a national or a state level. Among the proposals that have been introduced are price controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of government health insurance plans that would cover all citizens and increase payments by beneficiaries. We cannot predict whether any of the above proposals or other proposals will be adopted and, if adopted, no assurances can be given that their implementation will not have a material adverse effect on our business, financial condition or results of operations.

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

In addition to the anti-takeover provisions described above, we are subject to Section 203 of the Delaware General Corporation Law. Section 203 generally prohibits a person beneficially owning, directly or in directly, 15% or more of our outstanding common stock from engaging in a business combination with us for three years after the person acquired the stock. However, this prohibition does not apply if (A) our directors approve in advance the person’s ownership of 15% or more of the shares or the business combination or (B) the business combination is approved by our stockholders by a vote of at least two-thirds of the outstanding shares not owned by the acquiring person. Also, our board of directors adopted a stockholder rights plan, which may discourage a third party from making an unsolicited proposal to acquire 20% or more of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The executive and administrative offices of the Company are located at 14160 Dallas Parkway, Suite 300, Dallas, Texas 75254, and consist of approximately 26,000 square feet. The lease on the premises extends through May 2013. The Company believes that its corporate office facilities are adequate to meet its requirements through at least fiscal 2010 and that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate operations. The Company also leases executive office space in New York, New York pursuant to an annual lease agreement.

As of December 31, 2009, the Company owned, leased and/or managed the senior living communities referred to in Item 1 above under the caption “Operating Communities.”

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the Company’s security holders during the fourth quarter ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

Market Information and Holders

The Company’s shares of common stock are listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “CSU”. The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s common stock, as reported on the NYSE. At March 5, 2010, there were approximately 149 stockholders of record of the Company’s common stock.

	2009		2008
Year	High	Low	High	Low

First Quarter	$3.42	$2.10	$9.97	$6.32
Second Quarter	4.86	2.36	8.95	7.36
Third Quarter	6.49	3.95	8.78	6.41
Fourth Quarter	6.39	4.26	7.59	1.94

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information relating to the Company’s equity compensation plans as of December 31, 2009:

Number of Securities
	Number of Securities to	Weighted-Average	Remaining Available for
	be Issued Upon	Exercise Price of the	Future Issuance Under
	Exercise of Outstanding	Outstanding	Equity Compensation Plans
	Options, Warrants and	Options, Warrants	(Excluding Securities
Plan Category	Rights	and Rights	Reflected in First Column )

Equity compensation plans approved by security holders	642,120	$4.34	1,869,375
Equity compensation plans not approved by security holders	—	—	—

Total	642,120	$4.34	1,869,375

Performance Graph

The following Performance Graph shows the cumulative total return for the five year period ended December 31, 2009, in the value of $100 invested in: (1) the Company’s common stock; (2) the Standard & Poor’s Broad Market Index (the “S&P 500”); and (3) the common stock of the Peer Group (as defined below) of companies, whose returns represent the arithmetic average of such companies. The values with each investment as of the beginning of each year are based on share price appreciation and the reinvestment with dividends on the respective ex-dividend dates.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Capital Senior Living Corporation, The S&P 500 Index,
And A Peer Group

*	$100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

The preceding graph assumes $100 invested at the beginning of the measurement period, including reinvestment of dividends, in the Company’s common stock, the S&P 500, and the Peer Group was plotted using the following data:

	Cumulative Total Returns
	12/04	12/05	12/06	12/07	12/08	12/09
Capital Senior Living Corporation	100.00	182.69	187.99	175.44	52.65	88.69

S & P 500	100.00	104.91	121.48	128.16	80.74	102.11

Peer Group	100.00	144.19	191.19	139.31	30.85	73.63

The Company’s Peer Group, which was selected in good faith on an industry basis, consists of Assisted Living Concepts, Inc., Brookdale Senior Living, Inc., Emeritus Corporation, Five Star Quality Care, Inc., and Sunrise Senior Living, Inc.

(b)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Not Applicable.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following information is provided pursuant to Item 703 of Regulation S-K. The Company did not repurchase any shares of its common stock pursuant to the Company’s share repurchase program (as described below) in any of the three months during the quarter ended December 31, 2009. The information set forth in the table below reflects shares repurchased by the Company pursuant to this program prior to the quarter ended December 31, 2009.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
		Average	Part of Publicly	that May Yet Be
	Total Number of	Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs

January 1 — September 30, 2009	349,800	$2.67	349,800	$9,065,571
October 1 — October 31, 2009	—	—	—	—
November 1 — November 30, 2009	—	—	—	—
December 1 — December 31, 2009	—	—	—	—

January 1 — December 31, 2009 Total	349,800	$2.67	349,800	$9,065,571

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

	At and for The Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Statements of Operations Data:
Total revenues(1)	$191,991	$193,274	$189,052	$159,070	$126,404
Income from operations(2)	16,612	17,015	20,006	14,068	11,066
Net income (loss)	2,759	3,724	4,360	(2,600)	(5,354)
Net income (loss) per share:
Basic income (loss) per share	0.10	0.14	0.17	(0.10)	(0.21)
Diluted income (loss) per share	$0.10	$0.14	$0.16	$(0.10)	$(0.21)
Balance Sheet Data:
Cash and cash equivalents	$28,972	$25,880	$23,359	$25,569	$21,831
Working capital(3)	18,796	13,799	12,919	15,331	10,860
Total assets	380,503	388,120	390,053	394,488	434,051
Long-term debt, excluding current portion	173,822	177,541	185,733	196,647	252,733
Stockholders’ equity	$158,130	$155,149	$150,157	$144,084	$145,415
Other Data:
Communities (at end of period)
Owned or leased	50	50	49	48	36
Joint ventures & managed	16	14	15	16	19

Total	66	64	64	64	55
Resident capacity:
Owned or leased	7,950	7,701	7,636	7,551	6,247
Joint ventures & managed	2,234	1,750	1,908	1,993	2,668

Total	10,184	9,451	9,544	9,544	8,915

(1)	Total revenues for 2005 were revised to include community reimbursement revenue. The amounts included as community reimbursement revenue were $21,174 for fiscal 2005, which had no impact on income from operations.

(2)	Income from operations for fiscal 2007, 2006 and 2005 was revised to reduce facility lease costs to include amortization of deferred gains on sales of assets of $3,243, $2,401, and $104 respectively, which had no impact on net income.

(3)	Working capital for fiscal 2007 and 2006 was revised to reclassify capital replacement reserves and certain escrow deposits of $220 and $76, respectively, from current assets to other assets, which had no impact on total assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

The following discussion and analysis addresses (i) the Company’s results of operations on a historical consolidated basis for the years ended December 31, 2009, 2008, and 2007, and (ii) liquidity and capital resources of the Company and should be read in conjunction with the Company’s historical consolidated financial statements and the selected financial data contained elsewhere in this report.

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

As of December 31, 2009, the Company operated 66 senior living communities in 23 states with an aggregate capacity of approximately 10,200 residents, including 40 senior living communities which the Company either owned or in which the Company had an ownership interest, 25 senior living communities that the Company leased and one senior living community it managed for a third party. As of December 31, 2009, the Company also operated one home care agency.

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

The Company primarily derives its revenue by providing senior living and healthcare services to the elderly and managing senior living communities for other healthcare providers and under joint venture arrangements. During 2009, the Company generated revenues totaling $192.0 million of which approximately 89.2% of these revenues consisted of senior living and healthcare services. Although total revenues decreased 0.7% from fiscal 2008, the Company achieved a reduction in total expenses of $0.9 million or 0.5% during fiscal 2009.

During 2009, the Company was able to decrease operating expenses $2.5 million and general and administrative expenses $1.8 million when compared to fiscal 2008. These reductions were primarily the result of the Company’s ability to leverage resources and identify areas where overhead could be reduced without compromising superior levels of service and care to our residents.

In addition to the decreases that occurred in expenses during fiscal 2009, the Company was able to repay $8.3 million of its outstanding debt obligations, further reducing its exposure to the volatility in the credit markets. These repayments enabled the Company to reduce interest expense by approximately $0.4 million in fiscal 2009.

In January 2009, the Company announced that the Company’s board of directors approved the implementation of a stock repurchase program of up to $10 million of the Company’s common stock. The repurchase program does not obligate the Company to acquire any particular amount of its common stock and has no stated expiration date.

Purchases under the program may be made from time to time using a variety of methods, including open market purchases, privately negotiated transactions or block trades or by any combination of such methods. As of December 31, 2009, the Company has acquired 349,800 shares of its common stock at a total cost of approximately $0.9 million. All such purchases were made in open market transactions.

The senior living industry continues to be negatively impacted by unfavorable conditions in the housing, credit and financial markets and deteriorating conditions in the overall economy, generally resulting in lower than anticipated occupancy rates. Throughout fiscal 2009, in response to these conditions, the Company has continued to focus on reducing overhead while maintaining an emphasis on occupancy increases, improvement in rental rates, expense management and growth in net operating income per unit, increasing levels of care through conversions, and other opportunities to enhance shareholder value.

Management Agreements

As of December 31, 2009, the Company managed 15 communities owned by joint ventures in which the Company has a minority interest and one community owned by a third party. For communities owned by joint ventures and third parties, the Company typically receives a management fee of 5% of gross revenues.

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

As of December 31, 2009, the Company leased ten senior living facilities (collectively the “Ventas Lease Agreements’), from Ventas Healthcare Properties, Inc. (“Ventas”). The Ventas Lease Agreements each have an initial term of approximately ten years, with two five-year renewal extensions available at the Company’s option. The initial lease rate under each of the Ventas Lease Agreements range from 7.75% to 8% and are subject to certain conditional escalation clauses which will be recognized when estimatable or incurred. The initial terms on the Ventas Lease Agreements expire on various dates through January 2018. The Company incurred $2.2 million in lease acquisition costs related to the Ventas Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10 year lease terms and are included in facility lease expense in the Company’s statement of income. The Company accounts for each of the Ventas Lease Agreements as operating leases.

As of December 31, 2009, the Company leased 15 senior living facilities (collectively the “HCP Lease Agreements”), from HCP, Inc. (“HCP”). The HCP Lease Agreements each have an initial term of ten years, with two ten year renewal extensions available at the Company’s option. The initial lease rate under the HCP Lease Agreements range from 7.25% to 8% and are subject to certain conditional escalation clauses, which will be recognized when estimatable or incurred. The initial terms on the HCP Lease Agreements expire on various dates through December 2017. The Company incurred $1.5 million in lease acquisition costs related to the HCP Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10 year lease terms and are included in facility lease expense in the Company’s statement of income. The Company accounts for each of the HCP Lease Agreements as operating leases.

The following table summarizes each of the Company’s lease agreements (dollars in millions):

					Initial	Lease	Deferred
		Number of	Value of		Lease	Acquisition	Gains / Lease
Landlord	Date of Lease	Communities	Transaction	Term	Rate(1)	Costs(2)	Concessions(3)

Ventas	September 30, 2005	6	$84.6	10 years (Two five-year renewals)	8%	$1.3	$4.6
Ventas	October 18, 2005	1	19.5	10 years (Two five-year renewals)	8%	0.2	—
Ventas	March 31,2006	1	29.0	10 years (Two five-year renewals)	8%	0.1	14.3
Ventas	June 8, 2006	1	19.1	9.5 years (Two five-year renewals)	8%	0.4	—
Ventas	January 31, 2008	1	5.0	10 years (Two five-year renewals)	7.75%	0.2	—
HCP	May 1, 2006	3	54.0	10 years (Two ten-year renewals)	8%	0.2	12.8
HCP	May 31, 2006	6	43.0	10 years (Two ten-year renewals)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	10 years (Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	10 years (Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	10 years (Two ten-year renewals)	7.25%	0.1	—

Subtotal						3.7	32.3
Accumulated amortization						(1.3)	—
Accumulated deferred gain recognized						—	(12.5)

Net lease acquisition costs/deferred gains/lease concessions as of December 31, 2009						$2.4	$19.8

(1)	Initial lease rates are subject to conditional lease escalation provisions as forth in each lease agreement.

(2)	Lease acquisition costs are being amortized over the leases’ initial term.

(3)	Deferred gains of $31.7 million and lease concessions of $0.6 million are being recognized in the Company’s statement of income as a reduction in facility rent expense over the leases’ initial term. Lease concessions relate to the HCP transaction on May 31, 2006.

Joint Venture Transactions

Midwest I Transaction

In January 2006, the Company and GE Healthcare formed Midwest I to acquire five senior housing communities from a third party. Midwest I is owned approximately 89% by GE Healthcare and 11% by the Company. As of December 31, 2009, the Company has contributed $2.7 million for its interest in Midwest I. Midwest I paid approximately $46.9 million for the five communities. The five communities currently comprise 293 assisted living units with a capacity of 391 residents. The Company manages the five acquired communities under long-term management agreements with Midwest I and accounts for its investment in Midwest I under the equity method of accounting. On January 4, 2010, the Company announced that Midwest I entered into an agreement to sell the Midwest I subsidiaries that own the five senior living communities to Heath Care REIT, Inc. (“HCN”). As a condition to closing of the sale to HCN, the Company will enter into long term leases of the communities.

Midwest II Transaction

In August 2006, the Company and GE Healthcare formed Midwest II to acquire three senior housing communities from a third party. Midwest II is owned approximately 85% by GE Healthcare and 15% by the

Company. As of December 31, 2009, the Company has contributed $1.6 million for its interest in Midwest II. Midwest II paid approximately $38.2 million for the three communities. The three communities currently comprise 300 assisted living and memory care units with a capacity of 348 residents. The Company manages the three acquired communities under long-term management agreements with Midwest II and accounts for its investment in Midwest II under the equity method of accounting. On March 8, 2010, the Company announced that Midwest II entered into an agreement to sell the Midwest II subsidiaries that own the five senior living communities to HCN. As a condition to closing of the sale to HCN, the Company will enter into long term leases of the communities.

SHPII/CSL Transactions

In November 2004, the Company formed SHPII/CSL with SHPII. Effective as of November 30, 2004, SHPII/CSL acquired the Spring Meadows Communities which currently have a combined capacity of 758 residents. As of December 31, 2009, the Company has contributed $1.3 million for its interests in SHPII/CSL. The Company manages the Spring Meadows Communities under long-term management contracts with SHPII/CSL and accounts for its investment in SHPII/CSL under the equity method of accounting.

SHPIII/CSL Transactions

In May 2007, the Company and SHPIII entered into SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 101 independent living units and 45 assisted living units with a capacity of 196 residents and opened in August 2008. As of December 31, 2009, the Company has contributed $0.8 million to SHPIII/CSL Miami for its 10% interest. The Company accounts for its investment in SHPIII/CSL Miami under the equity method of accounting.

In November 2007, the Company and SHPIII entered into SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 96 independent living units and 45 assisted living units with a capacity of 197 residents and opened in April 2009. As of December 31, 2009, the Company has contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest. The Company accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting.

In December 2007, the Company and SHPIII entered into SHPIII/CSL Levis Commons to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 101 independent living units and 45 assisted living units with a capacity of 197 residents and opened in April 2009. As of December 31, 2009, the Company has contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest. The Company accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting.

CGIM Transaction

In August 2004, the Company acquired from Covenant Group of Texas, Inc. (“Covenant”) all of the outstanding stock of Covenant’s wholly owned subsidiary, CGIM. The Company paid approximately $2.3 million in cash (including closing costs of approximately $0.1 million) and issued a non-interest bearing note with a fair value of approximately $1.1 million (face amount $1.4 million discounted at 5.7%), subject to various adjustments set forth in the purchase agreement, to acquire all of the outstanding stock of CGIM. This acquisition resulted in the Company assuming the management contracts on 14 senior living communities with a combined resident capacity of approximately 1,800 residents. The acquisition was accounted for as a purchase and the entire purchase price of $3.5 million was allocated to management contract rights. As of December 31, 2009, the Company managed one community under the management agreement with CGIM.

BRE/CSL Transactions

In December 2001, the Company formed three joint ventures (collectively “BRE/CSL”) with Blackstone Real Estate Advisors (“Blackstone”) and the joint ventures are owned 90% by Blackstone and 10% by the Company. BRE/CSL previously owned six senior living communities. The Company managed the six communities owned by BRE/CSL under long-term management contracts. In September 2005, Ventas acquired the six communities owned by BRE/CSL and the Company entered into a series of lease agreements whereby the Company leases the six communities from Ventas. In March 2007, the Company received a final distribution from BRE/CSL of $0.4 million relating to the sale of six communities owned by BRE/CSL to Ventas. This distribution resulted in the recognition of an additional gain of $0.4 million, which has been deferred and is being amortized in the Company’s statement of income as a reduction in facility lease expense over the remaining initial 10-year lease term.

Community Refinancings and Other Debt Transactions

On October 31, 2009 and 2008, the Company renewed certain insurance policies and entered into finance agreements totaling $0.5 million. The finance agreements have fixed interest rates of 3.66% and 4.78%, respectively, with principal being repaid over 10-month terms.

On May 31, 2009 and 2008, the Company renewed certain insurance policies and entered into finance agreements totaling $1.6 million and $1.5 million, respectively. The finance agreements have fixed interest rates of 3.66% and 3.75%, respectively, with principal being repaid over 10-month terms.

On December 1, 2008, the Company renewed certain insurance policies and entered into a finance agreement totaling $2.7 million. The finance agreement has a fixed interest rate of 4.78% with principal being repaid over a 10-month term.

The Company’s second installment on its note payable to Covenant, which was due on August 15, 2007, was reduced by $0.4 million pursuant to the terms of the stock purchase agreement, resulting in no amount due to Covenant and a reduction in the Company’s note payable to Covenant of approximately $0.3 million, which was reflected as management services revenue in the Company’s consolidated statement of income. In addition, under the terms of the purchase agreement, the Company had the right to recapture certain contingent payments made to Covenant if the Company did not receive the required minimum management services revenue set forth in the stock purchase agreement. As a result of these provisions, during the third quarter of fiscal 2007, the Company recorded a receivable and management services revenue of approximately $0.4 million. During the fourth quarter of fiscal 2007, Covenant paid this receivable and executed an amendment to the stock purchase agreement releasing the Company from any future obligations under the Company’s note payable to Covenant. As a result the Company recognized additional management services revenue of approximately $0.6 million in the fourth quarter of fiscal 2007.

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

On March 21, 2007, the Company refinanced $9.5 million of mortgage debt on one of its senior living communities (“Gramercy Hill”) with Federal Home Loan Mortgage Corporation (“Freddie Mac”). As part of the refinancing, the Company received approximately $2.1 million in cash proceeds, net of closing costs. The new mortgage loan has a ten-year term with a one-year extension available at the Company’s option, interest fixed at 5.75% and requires interest only payments in the first two years with principal amortized thereafter over a 25-year term. The Company incurred $0.2 million in deferred financing costs related to this loan, which is being amortized over ten years. In addition, as part of this refinancing, the Company wrote-off $13,000 in deferred loan costs and paid $0.2 million in loan exit fees to the prior lender. The loan exit fees are a component of write-off of deferred loan costs in the accompanying statement of income.

On March 15, 2007, the Company issued three standby letters of credit, totaling $2.2 million, for the benefit of HCP on certain leases between HCP and the Company. The fees on the letters of credit are based on 2.0% of the issued amount.

On June 9, 2006, the Company refinanced $110.0 million of mortgage debt on 15 senior living communities with Freddie Mac. As part of the refinancing, the Company repaid approximately $14.8 million of mortgage debt on the 15 communities. The new mortgage loans each have a ten-year term with interest rates fixed at 6.29% for the first nine years and with principal amortized over a 25-year term. At the beginning of the tenth year, the loans will convert to a floating interest rate to provide flexibility regarding financing alternatives. The loans are cross-collateralized and cross-defaulted with release provisions. The Company incurred $1.9 million in deferred financing costs related to these loans, which is being amortized over ten years. In addition, the Company wrote-off $0.8 million in deferred loan costs on the loans refinanced and paid $0.2 million in loan exit fees to the prior lender. The loan exit fees are a component of the write-off of deferred loan costs in the accompanying statement of income.

Recent Events

On January 4, 2010, the Company announced that Midwest I has entered into an agreement to sell five senior living communities to Health Care REIT, Inc. (“HCN”). Upon closing the transaction, the Company will lease the communities from HCN. The Company currently manages the five communities in the Midwest I joint venture under long-term management agreements.

On February 25, 2010, the Company announced that its Board of Directors has unanimously adopted a new stockholder rights plan to become effective upon the expiration of its existing rights agreement. The Company’s existing rights agreement expired on March 9, 2010. The provisions in the new rights agreement are significantly more shareholder-friendly than the agreement it replaces, including an “acquiring person” trigger of 20 percent versus the current 15 percent trigger; a term of no more than three years versus the current ten-year term; and a requirement that the agreement must be approved by a vote of the stockholders at the Company’s 2010 annual meeting.

On March 4, 2010, the Company executed a second amendment to the master lease agreement associated with nine of its leases with HCP to effectively combine the lessees into one master lease and extend the lease terms through October 31, 2018. No other significant changes to the lease agreements occurred in conjunction with the modification in lease terms.

On March 8, 2010, the Company announced that Midwest II has entered into an agreement to sell three senior living communities to HCN. Upon closing the transaction, the Company will lease the communities from HCN. The Company currently manages the three communities in the Midwest II joint venture under long-term management agreements.

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

Revenues from the Medicare and Medicaid programs accounted for approximately 6% of the Company’s revenue in each of fiscal 2009, 2008, and 2007. Six communities are providers of services under Medicaid programs. Accordingly, the communities are entitled to reimbursement under the foregoing program at established rates that are lower than private pay rates. Patient service revenue for Medicaid patients is recorded at the reimbursement rates as the rates are set prospectively by the state upon the filing of an annual cost report. Two communities are providers of services under the Medicare program and are entitled to payment under the foregoing programs in amounts determined based on rates established by the federal government.

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

Substantially all community fees received from residents are non-refundable and are recorded initially by the Company as deferred revenue. The deferred amounts are amortized over the respective residents’ initial lease term which is consistent with the contractual obligation associated with the estimated stay of the resident.

Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements.

Investments in Joint Ventures

The Company accounts for its investments in joint ventures under the equity method of accounting. The Company is the general partner in two partnerships and owns member interests in seven other joint ventures. The Company has not consolidated these joint venture interests because the Company has concluded that the limited partners or the other members of each joint venture has substantive kick-out rights or substantive participating rights. Under the equity method of accounting, the Company records its investments in joint ventures at cost and adjusts such investments for its share of earnings and losses of the joint venture.

Development Guarantees

The Company, on three joint venture developments, has guarantees that the communities will be completed at the budgeted costs approved by the joint venture members. These costs include the hard and soft construction costs and operating costs until the community reaches stabilization. The budgeted costs include contingency reserves for potential costs overruns and other unforeseen costs. In addition, each of these joint ventures has entered into guaranteed fixed price construction contracts with the general contractors on each of the developments. The Company would be required to fund these guarantees if the actual development costs incurred by the joint venture exceed the budgeted costs for the development. The terms of these guarantees generally do not provide for a limitation on the maximum potential future payments. The Company has not made any payments under these guarantees.

Assets Held for Sale

Assets are classified as held for sale when the Company has committed to selling the asset and believes that it will be disposed of within one year. The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The Company has one parcel of land classified as held for sale at December 31, 2009. The fair value of this property is generally determined based on market rates, industry trends and recent comparable sales transactions. The actual sales price of this asset could differ significantly from the Company’s estimate.

Lease Accounting

The Company determines whether to account for its leases as either operating, capital or financing leases depending on the underlying terms of each lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of December 31, 2009, the Company leased 25 communities and classified each of the leases as an operating lease. The Company incurs lease acquisition costs and amortizes these costs over the term of the lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions and as such any related gains have been deferred and are being amortized over the lease term.

Facility lease expense in the Company’s statement of income includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains.

There are various financial covenants and other restrictions in our lease agreements. The Company was in compliance with all of its lease covenants at December 31, 2009.

Long-Lived Assets

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives are 10 to 40 years for buildings and building improvements, 3 to 10 years for leasehold improvements, 5 to 20 years for land improvements and 5 to 10 years for furniture, equipment and automobiles.

At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers internal factors such as net operating losses along with external factors relating to each asset, including contract changes, local market developments, and other publicly available information. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount the carrying value exceeds the fair market value, generally based on discounted cash flows, of the long-lived asset. The Company analyzed certain long-lived assets with operating losses, under the undiscounted cash flow method, for impairment. The Company does not believe there are any material indicators that would require, and the cash flow analysis did not require, an adjustment to the carrying value of the property and equipment or their remaining useful lives as of December 31, 2009 and 2008.

Income Taxes

At December 31, 2009, the Company had recorded on its consolidated balance sheet deferred tax assets of approximately $9.0 million. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. The Company has evaluated future expectations of net income and various tax planning strategies that it believes are both prudent and feasible, including various strategies to utilize net built-in gains on the Company’s appreciated assets. However, the benefits of the net deferred tax assets might not be realized if actual results differ from expectations. The Company believes based upon this analysis that the realization of the net deferred tax assets is reasonably assured and therefore has not provided for a valuation allowance.

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

Recently Issued Accounting Guidance

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10 (formerly FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”) has become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification superseded all then-existing non-SEC accounting and reporting standards with all other nongrandfathered non-SEC accounting literature not included in the Codification being considered nonauthoritative and was effective for the Company on September 30, 2009.

FASB ASC 810-10 (formerly FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)) requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and will be effective for the Company on January 1, 2010. It is not currently anticipated that the guidance will have an impact on the Company’s earnings or financial position.

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

FASB ASC 855-10 (formerly FASB Statement No. 165, “Subsequent Events”) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This guidance introduces the concept of financial statements being available to be issued and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and was effective for the Company on September 30, 2009. For additional information, refer to Note 18, “Subsequent Events”, in the notes to the consolidated financial statements.

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

FASB ASC 805-10 (formerly FASB Statement No. 141(R) “Business Combinations”) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. As there have not been any acquisitions during fiscal 2009, this guidance has not had an impact on the Company’s earnings or financial position.

FASB ASC 260-10 (formerly FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”) clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in FASB ASC 260-10. This guidance was effective for the Company on January 1, 2009, and required all prior-period earnings per share data to be adjusted retrospectively. The Company’s adoption of this guidance did not have a material effect on the net income per share data reported in the Company’s consolidated financial statements. For additional information, refer to Note 2, “Net Income Per Share”, in the notes to the consolidated financial statements.

Results of Operations

The following tables set forth, for the periods indicated, selected historical consolidated statements of income data in thousands of dollars and expressed as a percentage of total revenues.

	Year Ended December 31,
	2009		2008		2007
	$	%	$	%	$	%

Revenues:
Resident and healthcare revenue	$171,194	89.2%	$172,025	89.0%	$167,563	88.6%
Unaffiliated management services revenue	72	0.0%	194	0.1%	1,591	0.8%
Affiliated management services revenue	2,698	1.4%	4,882	2.5%	3,117	1.7%
Community reimbursement income	18,027	9.4%	16,173	8.4%	16,781	8.9%

Total revenues	191,991	100.0%	193,274	100.0%	189,052	100.0%
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization shown below)	104,790	54.6%	107,315	55.5%	103,804	54.9%
General and administrative expenses	11,883	6.2%	13,654	7.1%	12,046	6.4%
Facility lease expense	25,872	13.4%	25,057	13.0%	23,811	12.6%
Provision for bad debts	344	0.2%	556	0.3%	330	0.2%
Stock-based compensation	1,201	0.6%	1,036	0.5%	979	0.5%
Depreciation and amortization	13,262	6.9%	12,468	6.5%	11,295	6.0%
Community reimbursement expense	18,027	9.4%	16,173	8.4%	16,781	8.9%

Total expenses	175,379	91.3%	176,259	91.2%	169,046	89.4%

Income from operations	16,612	8.7%	17,015	8.8%	20,006	10.6%
Other income (expense):
Interest income	67	0.0%	422	0.2%	674	0.4%
Interest expense	(11,819)	(6.2)%	(12,217)	(6.3)%	(12,763)	(6.8)%
Gain on sale of properties	—	—%	681	0.4%	108	0.1%
Write-down of assets held for sale	—	—%	(134)	(0.1)%	—	—%
Write-off of deferred loan costs	—	—%	—	—%	(538)	(0.3)%
Other income	107	0.1%	270	0.1%	(37)	0.0%

Income before income taxes	4,967	2.6%	6,037	3.1%	7,450	3.9%
Provision for income taxes	(2,208)	(1.2)%	(2,313)	(1.2)%	(3,090)	(1.6)%

Net income	$2,759	1.4%	$3,724	1.9%	$4,360	2.3%

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Revenues

Total revenues were $192.0 million for the year ended December 31, 2009, compared to $193.3 million for the year ended December 31, 2008, representing a decrease of approximately $1.3 million or 0.7%. This decrease in revenue was primarily the result of a $0.8 million decrease in resident and healthcare revenue, a $2.2 million decrease in affiliated management services revenue, and a $0.1 million decrease in unaffiliated management services revenue offset by an increase in community reimbursement revenue of $1.8 million.

•	Resident and healthcare revenue decreased $0.8 million or 0.5% primarily due to a decrease in average occupancy of 1.4% partially offset by an increase in average revenue collected of 2.2% at the Company’s consolidated communities.

•	The decrease in affiliated management services revenue of $2.2 million or 44.7% primarily resulted from the Company no longer earning development and marketing fees from three joint venture communities that were under development during fiscal 2008.

•	The decrease in unaffiliated management services revenue of $0.1 million primarily resulted from the management of one community owned by a third party during fiscal 2009 compared to two communities owned by third parties during fiscal 2008.

•	Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements.

Expenses

Total expenses were $175.4 million for the year ended December 31, 2009, compared to $176.3 million for the year ended December 31, 2008, representing a decrease of $0.9 million or 0.5%. This decrease was primarily the result of a $2.5 million decrease in operating expenses, a $1.8 million decrease in general and administrative expenses, and a $0.2 million decrease in bad debt expense, offset by a $1.9 million increase in community reimbursement expense, a $0.8 million increase in depreciation and amortization expense, a $0.8 million increase in facility lease expense, and a $0.1 million increase in stock-based compensation.

•	Operating expenses decreased $2.5 million or 2.4% primarily due to a reduction of $2.1 million in independent living expenses, a reduction of $0.3 million in assisted living expenses, and a reduction of $0.3 million in insurance expense offset by an increase in healthcare expenses of $0.1 million. Decreases in independent living expenses primarily consisted of a decrease in labor and benefit costs of $0.7 million, a decrease in food costs of $0.5 million, a decrease in utilities costs of $0.2 million, and a net decrease of $0.7 million in other general independent living operating costs. Assisted living expenses decreased primarily due to a decrease in employee benefit costs. Insurance expense decreased due to an improved claims history which allowed for lower negotiated premium renewals during fiscal 2009. Healthcare expenses increased due to a net increase in other general healthcare operating costs.

•	General and administrative expenses decreased $1.8 million or 13% primarily due to the write-off of accumulated due diligence costs of $0.6 million during fiscal 2008 related to a potential acquisition that the Company terminated and a reduction in corporate compensation of $1.2 million due to the reduction of corporate employees.

•	Depreciation and amortization expense increased $0.8 million primarily as a result of an increase in depreciable assets at the Company’s consolidated communities and leasehold improvements.

•	Facility lease costs increased $0.8 million primarily due to contingent annual rental rate escalations for existing leases.

•	Stock-based compensation increased $0.1 million during fiscal 2009 compared to fiscal 2008 primarily due to the award of additional restricted shares of common stock to certain employees of the Company.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures.

Other income and expense

•	Interest income reflects interest earned on the investment of cash balances and interest earned on escrowed funds. Interest income decreased $0.4 million primarily due to lower interest rates in fiscal 2009 compared to fiscal 2008.

•	Interest expense decreased $0.4 million to $11.8 million in fiscal 2009 compared to $12.2 million in fiscal 2008. This decrease in interest expense primarily resulted from less debt outstanding during fiscal 2009 compared to fiscal 2008.

•	Gain on sale of assets in fiscal 2008 represented gains associated with the sale of two parcels of land of $0.7 million and the amortization of a deferred gain on the sale of the Richmond Heights land in fiscal 2007 to a joint venture in which the Company has an equity interest, offset by a $0.1 million impairment adjustment on a parcel of land, located in Fort Wayne, Indiana, which is classified as held for sale.

•	Other income (expense) in fiscal 2009 and 2008 relates to the Company’s equity in the earnings/losses of unconsolidated affiliates, which represents the Company’s share of the earnings or losses on its investments in joint ventures.

Provision for income taxes

Provision for income taxes for fiscal 2009 was $2.2 million, or 44.5% of income before taxes, compared to a provision for income taxes of $2.3 million, or 38.3% of income before taxes, for fiscal 2008. The effective tax rates for fiscal 2009 and 2008 differ from the statutory tax rates due to state income taxes and permanent tax differences. The Company is significantly impacted by the Texas Margin Tax and Michigan Business tax, which effectively impose taxes on modified gross revenues for communities within the States of Texas and Michigan. The Company consolidated 17 Texas communities and 2 Michigan communities in fiscal 2009 and the Texas Margin Tax and Michigan Business Tax increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. The Company has evaluated future expectations of net income and various tax planning strategies that it believes are both prudent and feasible, including various strategies to utilize net built-in gains on the Company’s appreciated assets. However, the benefits of the net deferred tax assets might not be realized if actual results differ from expectations. The Company believes, based upon this analysis, that the realization of net deferred tax assets is reasonably assured and therefore has not provided for a valuation allowance.

Net income

As a result of the foregoing factors, the Company reported net income of $2.8 million for the fiscal year ended December 31, 2009, compared to net income of $3.7 million for the fiscal year ended December 31, 2008.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Revenues

Total revenues were $193.3 million for the year ended December 31, 2008, compared to $189.1 million for the year ended December 31, 2007, representing an increase of approximately $4.2 million or 2.2%. This increase in revenue is primarily the result of a $4.4 million increase in resident and healthcare revenue and a $1.8 million increase in affiliated management services revenue offset by a decrease in unaffiliated management services revenue of $1.4 million and a $0.6 million decrease in community reimbursement revenue.

•	Resident and healthcare revenue increased $4.4 million or 2.7% from the addition of the Whitley Place community which was leased from HCP on January 31, 2008, combined with an increase in the average monthly rent of 4.0% at the Company’s consolidated communities offset by a decrease in occupancy at the Company’s consolidated communities of 3.4%. The Company consolidated 50 communities in fiscal 2008 compared to 49 communities in fiscal 2007.

•	Affiliated management services revenue increased $1.8 million due to an increase in development and pre-marketing fees. The Company earned development and pre-marketing fees on three communities under development of $2.5 million in fiscal 2008 compared to $0.9 in fiscal 2007.

•	Unaffiliated management services revenue decreased $1.4 million due to the recovery of management fees of $0.4 million from Covenant, the reduction of a contingent note payable to Covenant of $0.9 million under the provisions of the CGIM purchase and sale agreement, and additional management fees of $0.1 million in fiscal 2007. The Company managed two communities owned by third parties throughout most of fiscal 2008 compared to three communities managed in fiscal 2007.

•	Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements.

Expenses

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

•	Operating expenses increased $3.5 million or 3.4% due to an increase of $0.8 million from the addition of the Whitley Place community along with an increase in operating expenses at the Company’s other communities of $2.7 million. The primary increases in operating expenses at the Company’s other communities included an increase in labor and benefit costs of $1.9 million, an increase in utility costs of $0.5 million, an increase in provision for doubtful accounts of $0.2 million, along with an increase of $0.3 million in taxes.

•	General and administrative expenses increased $1.6 million primarily due to $0.6 million in costs incurred for the retirement of the Chairman of the Company and separation of development department employees, write-offs of accumulated due diligence and expansion costs of $0.6 million related to potential acquisitions and developments that the Company terminated, along with an increase in other general and administrative costs of $0.4 million.

•	Facility lease expenses increased $1.2 million primarily due to the Company leasing 25 senior living communities in fiscal 2008 compared to 24 senior living communities in fiscal 2007 along with increases in contingent rent on certain leases. As of December 31, 2008, the Company had net deferred gains on sale/leaseback transactions of $23.2 million that are being recognized into income over their respective initial lease terms. Facility lease expenses incurred by the Company in fiscal 2008 were offset by the recognition of deferred gains of $3.3 million.

•	Stock-based compensation increased $0.1 million in fiscal 2008 compared to fiscal 2007 primarily due to the award of additional restricted shares to certain employees and directors of the Company.

•	Depreciation and amortization expense increased $1.2 million primarily as an increase in depreciation expense at the Company’s 50 consolidated communities of $0.8 million along with depreciation expense of $0.4 million primarily related to leasehold improvements at the Company’s corporate offices and new information systems which were put into service on January 1, 2008.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures.

Other income and expense

•	Interest income results from interest earned on investment of cash balances and interest earned on escrowed funds. Interest income decreased $0.3 million primarily due to lower interest rates in the current fiscal year.

•	Interest expense decreased $0.6 million to $12.2 million in fiscal 2008 compared to $12.8 million in fiscal 2007. This decrease in interest expense primarily results from slightly lower debt outstanding during fiscal 2008 compared to fiscal 2007 along with a lower average interest rate in the current fiscal year compared to the prior year.

•	Gain on sale of assets in fiscal 2008 represented gains associated with the sale of two parcels of land of $0.7 million. Gain on sale of assets in fiscal 2007 represents the recognition of a gain of $0.1 million related to the sale of a parcel of land located in Baton Rouge, Louisiana and a gain on the sale of a treasury rate lock agreement.

•	Write-down of assets held for sale represented an impairment adjustment on a parcel of land, located in Fort Wayne, Indiana, of approximately $0.1 million recorded by the Company during the first quarter of fiscal 2008.

•	Other expense/income in fiscal 2008 and 2007 related to the Company’s equity in the earnings/losses of unconsolidated affiliates, which represents the Company’s share of the earnings/losses on its investments in SHPII/CSL, Midwest I and Midwest II.

Provision for income taxes

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

Quarterly Results

The following table presents certain unaudited quarterly financial information for each of the four quarters ended December 31, 2009 and 2008, respectively. This information has been prepared on the same basis as the audited Consolidated Financial Statements of the Company appearing elsewhere in this report and include, in the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the audited Consolidated Financial Statements of the Company and the related notes thereto.

	2009 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Total revenues	$47,975	$47,205	$48,114	$48,697
Income from operations	4,286	3,759	4,219	4,348
Net income	820	429	750	760
Net income per share, basic	$0.03	$0.02	$0.03	$0.03
Net income per share, diluted	$0.03	$0.02	$0.03	$0.03
Weighted average shares outstanding, basic	26,346	26,187	26,222	26,275
Weighted average shares outstanding, fully diluted	26,395	26,272	26,351	26,395

	2008 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Total revenues	$48,517	$49,032	$47,717	$48,008
Income from operations	4,697	4,869	4,807	2,642
Net income (loss)	1,490	1,246	1,202	(214)
Net income (loss) per share, basic	$0.06	$0.05	$0.05	$(0.01)
Net income (loss) per share, diluted	$0.06	$0.05	$0.05	$(0.01)
Weighted average shares outstanding, basic	26,341	26,349	26,396	26,423
Weighted average shares outstanding, fully diluted	26,623	26,670	26,705	26,423

Liquidity and Capital Resources

The impact of the current economic environment could result in decreases in the fair value of assets, slowing of transactions, and tightening liquidity and credit markets. These impacts could make securing debt for acquisitions or refinancings for the Company or buyers of the Company’s properties more difficult or on terms not acceptable to the Company.

In addition to approximately $29.0 million of unrestricted cash balances on hand as of December 31, 2009, the Company’s principal sources of liquidity are expected to be cash flows from operations, proceeds from the sale of assets, cash flows from SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, SHPIII/CSL Levis Commons, SHPII/CSL, Midwest I and Midwest II and/or additional debt refinancings. The Company expects its available cash and cash flows from operations, proceeds from the sale of assets, and cash flows from SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, SHPIII/CSL Levis Commons, SHPII/CSL, Midwest I and Midwest II to be sufficient to fund its short-term working capital requirements and the Company’s stock repurchase program. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company from time to time considers and evaluates transactions related to its portfolio including refinancings, purchases and sales, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

In summary, the Company’s cash flows were as follows (in thousands):

	Year Ended
	December 31,
	2009	2008	2007

Net cash provided by operating activities	$19,635	$15,012	$12,453
Net cash used in investing activities	(7,304)	(7,372)	(7,332)
Net cash used in financing activities	(9,239)	(5,119)	(7,331)

Net increase (decrease) in cash and cash equivalents	$3,092	$2,521	$(2,210)

Operating Activities

The Company had net cash provided by operating activities of $19.6 million, $15.0 million and $12.5 million in fiscal 2009, 2008, and 2007, respectively. The net cash provided by operating activities for fiscal 2009 primarily results from net income of $2.8 million, net non-cash charges of $15.9 million, a decrease in accounts receivable of $0.8 million, a decrease in prepaid expenses and other assets of $1.9 million, and a decrease in federal and state income taxes receivable of $0.6 million offset by an increase in other assets of $0.8 million, a decrease in accounts payable and accrued expenses of $1.3 million, and a decrease in customer deposits of $0.3 million. The net cash provided by operating activities for fiscal 2008 primarily results from net income of $3.7 million, net non-cash charges of $13.7 million, a decrease in other assets of $1.1 million, and an increase in accounts payable and accrued expenses of $0.8 million offset by an increase in federal and state income taxes receivable of $0.3 million, an increase in accounts receivable of $1.4 million, an increase in prepaid expenses and other assets of $1.4 million, an increase in property tax and insurance deposits of $0.8 million and a decrease in customer deposits of $0.4 million. The net cash provided by operating activities for fiscal 2007 primarily results from net income of $4.4 million, net non-cash charges of $12.7 million, and a decrease in accounts receivable of $0.2 million offset by an increase in federal and state income taxes receivable of $1.8 million, an increase in property tax and insurance deposits of $1.4 million, an increase in prepaid expenses and other assets of $1.1 million, and a decrease in customer deposits of $0.5 million.

Investing Activities

The Company had net cash used in investing activities of $7.3 million, $7.4 million, and $7.3 million in fiscal 2009, 2008, and 2007, respectively. The net cash used in investing activities for fiscal 2009 primarily resulted from capital expenditures of $8.0 million offset by net investments in joint ventures of $0.7 million. In fiscal 2008, net cash used in investing activities primarily resulted from capital expenditures of $8.1 million, net investments in joint ventures of $0.7 million offset by proceeds from the sale of two parcels of land, one in Carmichael, California, and the other in Lincoln, Nebraska, for $1.4 million. In fiscal 2007, net cash provided by investing activities primarily resulted from capital expenditures of $8.6 million, net investments in joint ventures of $1.0 million offset by proceeds from the sale of three parcels of land for $1.9 million and proceeds from a final distribution from BRE/CSL of $0.4.

Financing Activities

The Company had net cash used in financing activities of $9.2 million, $5.1 million, and $7.3 million in fiscal 2009, 2008, and 2007, respectively. The net cash used in financing activities for fiscal 2009 primarily resulted from net repayments of notes payable of $6.4 million, additions to restricted cash of $2.2 million, and purchases of treasury stock of $0.9 million offset by proceeds and excess tax benefits from the issuance of common stock of $0.3 million. For fiscal 2008, the net cash used in financing activities primarily resulted from net repayments of notes payable of $5.3 million offset by proceeds from the issuance of common stock of $0.2 million. For fiscal 2007, net cash used in financing activities was primarily the result of net repayments of notes payable of $7.3 million, deferred loan costs paid in connection with the refinancing of five communities of $0.9 million offset by proceeds from the issuance of common stock of $0.5 million, excess tax benefits on the issuance of common stock of $0.2 million and proceeds from the sale of the Company’s treasury rate lock of $0.1 million.

Community Refinancings and Other Debt Transactions

On October 31, 2009 and 2008, the Company renewed certain insurance policies and entered into finance agreements totaling $0.5 million. The finance agreements have fixed interest rates of 3.66% and 4.78%, respectively, with principal being repaid over 10-month terms.

On May 31, 2009 and 2008, the Company renewed certain insurance policies and entered into finance agreements totaling $1.6 million and $1.5 million, respectively. The finance agreements have fixed interest rates of 3.66% and 3.75%, respectively, with principal being repaid over 10-month terms.

On December 1, 2008, the Company renewed certain insurance policies and entered into a finance agreement totaling $2.7 million. The finance agreement has a fixed interest rate of 4.78% with principal being repaid over a 10-month term.

The Company’s second installment on its note payable to Covenant, which was due on August 15, 2007, was reduced by $0.4 million pursuant to the terms of the stock purchase agreement, resulting in no amount due to Covenant and a reduction in the Company’s note payable to Covenant of approximately $0.3 million, which was reflected as management services revenue in the Company’s consolidated statement of income. In addition, under the terms of the purchase agreement, the Company had the right to recapture certain contingent payments made to Covenant if the Company did not receive the required minimum management services revenue set forth in the stock purchase agreement. As a result of these provisions, during the third quarter of fiscal 2007, the Company recorded a receivable and management services revenue of approximately $0.4 million. During the fourth quarter of fiscal 2007, Covenant paid this receivable and executed an amendment to the stock purchase agreement releasing the Company from any future obligations under the Company’s note payable to Covenant. As a result the Company recognized additional management services revenue of approximately $0.6 million in the fourth quarter of fiscal 2007.

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

On March 21, 2007, the Company refinanced $9.5 million of mortgage debt on one of its senior living communities (“Gramercy Hill”) with Federal Home Loan Mortgage Corporation (“Freddie Mac”). As part of the refinancing, the Company received approximately $2.1 million in cash proceeds, net of closing costs. The new mortgage loan has a ten-year term with a one-year extension available at the Company’s option, interest fixed at 5.75% and requires interest only payments in the first two years with principal amortized thereafter over a 25-year term. The Company incurred $0.2 million in deferred financing costs related to this loan, which is being amortized over ten years. In addition, as part of this refinancing, the Company wrote-off $13,000 in deferred loan costs and paid $0.2 million in loan exit fees to the prior lender. The loan exit fees are a component of write-off of deferred loan costs in the accompanying statement of income.

On March 15, 2007, the Company issued three standby letters of credit, totaling $2.2 million, for the benefit of HCP on certain leases between HCP and the Company. The fees on the letters of credit are based on 2.0% of the issued amount.

On June 9, 2006, the Company refinanced $110.0 million of mortgage debt on 15 senior living communities with Freddie Mac. As part of the refinancing, the Company repaid approximately $14.8 million of mortgage debt on the 15 communities. The new mortgage loans each have a ten-year term with interest rates fixed at 6.29% for the first nine years and with principal amortized over a 25-year term. At the beginning of the tenth year, the loans will convert to a floating interest rate to provide flexibility regarding financing alternatives. The loans are cross-collateralized and cross-defaulted with release provisions. The Company incurred $1.9 million in deferred financing costs related to these loans, which is being amortized over ten years. In addition, the Company wrote-off $0.8 million in deferred loan costs on the loans refinanced and paid $0.2 million in loan exit fees to the prior lender. The loan exit fees are a component of the write-off of deferred loan costs in the accompanying statement of income.

Lease Transactions

The Company currently leases 25 senior living communities with certain REITs. The lease terms are generally for ten years with renewal options for 10-20 years at the Company’s option. Under these lease agreements the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes.

As of December 31, 2009, the Company leased ten senior living facilities from Ventas. The Ventas Lease Agreements each have an initial term of approximately ten years, with two five-year renewal extensions available at the Company’s option. The initial lease rate under each of the Ventas Lease Agreements range from 7.75% to 8% and are subject to certain conditional escalation clauses which will be recognized when estimatable or incurred. The initial terms on the Ventas Lease Agreements expire on various dates through January 2018. The Company incurred $2.2 million in lease acquisition costs related to the Ventas Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10 year lease terms and are included in facility lease expense in the Company’s statement of income. The Company accounts for each of the Ventas Lease Agreements as operating leases.

As of December 31, 2009, the Company leased 15 senior living facilities from HCP. The HCP Lease Agreements each have an initial term of ten years, with two ten year renewal extensions available at the Company’s option. The initial lease rate under the HCP Lease Agreements range from 7.25% to 8% and are subject to certain conditional escalation clauses which will be recognized when estimatable or incurred. The initial terms on the HCP

Lease Agreements expire on various dates through December 2017. The Company incurred $1.5 million in lease acquisition costs related to the HCP Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10 year lease terms and are included in facility lease expense in the Company’s statement of income. The Company accounts for each of the HCP Lease Agreements as operating leases.

Joint Ventures

Midwest I Transactions

In January 2006, the Company announced the formation of a joint venture, Midwest I with GE Healthcare to acquire five senior housing communities from a third party. Midwest I is owned approximately 89% by GE Healthcare and 11% by the Company. As of December 31, 2009, the Company has contributed $2.7 million for its interests in Midwest I. Midwest I paid approximately $46.9 million for the five communities. The five communities currently comprise 293 assisted living units with a capacity of 391 residents. Effective as of February 1, 2006, Midwest I acquired four of the five communities and on March 31, 2006, Midwest I closed on the fifth community. The Company manages the five acquired communities under long-term management agreements with Midwest I. The Company accounts for its investment in Midwest I under the equity method of accounting and the Company recognized earnings in the equity of Midwest I of $0.2 million in both fiscal 2009 and 2008, and $8,000 in fiscal 2007. In addition, the Company earned $0.5 million in management fees on the Midwest I communities in each of fiscal 2009, 2008, and 2007. On January 4, 2010, the Company announced that Midwest I entered into an agreement to sell the Midwest I subsidiaries that own the five senior living communities to Heath Care REIT, Inc. (“HCN”). As a condition to closing of the sale to HCN, the Company will enter into long term leases of the communities.

Midwest II Transactions

In August 2006, the Company announced the formation of a joint venture, Midwest II, with GE Healthcare to acquire three senior housing communities from a third party. Midwest II is owned approximately 85% by GE Healthcare and 15% by the Company. As of December 31, 2009, the Company has contributed $1.6 million for its interest in Midwest II. Midwest II paid approximately $38.2 million for the three communities. The three communities currently comprise 300 assisted living units with a capacity of 348 residents. On August 11, 2006, Midwest II acquired the three senior living communities. The Company manages the three acquired communities under long-term management agreements with Midwest II. The Company accounts for its investment in Midwest II under the equity method of accounting and the Company recognized earnings (losses) in the equity of Midwest II of $0.1 million, ($0.1) million, and ($0.3) million in fiscal 2009, 2008 and 2007, respectively. In addition, the Company earned $0.6 million in management fees on the Midwest II communities in fiscal 2009 and $0.5 million in management fees on the Midwest II communities in both fiscal 2008 and 2007. On March 8, 2010, the Company announced that Midwest II entered into an agreement to sell the Midwest II subsidiaries that own the five senior living communities to HCN. As a condition to closing of the sale to HCN, the Company will enter into long term leases of the communities.

SHPII/CSL Transactions

In November 2004, the Company formed SHPII/CSL with SHPII. Effective as of November 30, 2004, SHPII/CSL acquired the Spring Meadows Communities which currently have a combined capacity of 758 residents. As of December 31, 2009, the Company has contributed $1.3 million for its interests in SHPII/CSL. The Company manages the Spring Meadows Communities under long-term management contracts with SHPII/CSL. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.3 million in each of fiscal 2009, 2008, and 2007. In addition, the Company earned $1.2 million in management fees on the SHP II/CSL communities in each of fiscal 2009, 2008, and 2007.

SHPIII/CSL Transactions

In May 2007, the Company and SHPIII entered into SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community currently consists of 101 independent living units and 45 assisted living units with a capacity of 196 residents and opened in August 2008. As of December 31, 2009, the Company has contributed $0.8 million to SHPIII/CSL Miami for its 10% interest. The Company accounts for its investment in SHPIII/CSL Miami under the equity method of accounting and the Company recognized losses in the equity of SHPIII/CSL Miami of ($0.2) million and ($0.1) million in fiscal 2009 and 2008, respectively. The Company earned $0.2 million and $0.7 million in development fees from SHPIII/CSL Miami in fiscal 2008 and 2007, respectively. In addition, the Company earned $0.1 million in pre-marketing fees and $0.1 million in management fees on the community in fiscal 2008. The Company earned $0.2 million in management fees on the community in fiscal 2009.

In November 2007, the Company and SHPIII entered into SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community currently consists of 96 independent living units and 45 assisted living units with a capacity of 197 residents and opened in April 2009. As of December 31, 2009, the Company has contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest The Company accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting and the Company recognized a loss in the equity of SHPIII/CSL Richmond Heights of ($0.1) million in fiscal 2009. The Company earned $1.0 million and $0.1 million in development fees from SHPIII/CSL Richmond Heights in fiscal 2008 and 2007, respectively. In addition, the Company earned $12,500 and $0.1 million in pre-marketing fees on the community in fiscal 2009 and 2008, respectively. The Company earned $0.1 million in management fees on the community in fiscal 2009.

In December 2007, the Company and SHPIII entered into SHPIII/CSL Levis Commons to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company will earn development and management fees and may receive incentive distributions. The senior housing community currently consists of 101 independent living units and 45 assisted living units with a capacity of 197 residents and opened in April 2009. As of December 31, 2009, the Company has contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest. The Company accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting and the Company recognized a loss in the equity of SHPIII/CSL Levis Commons of ($0.2) million in fiscal 2009. The Company earned $1.1 million and $22,000 in development fees from SHPIII/CSL Levis Commons in fiscal 2008 and 2007, respectively. In addition, the Company earned $12,500 and $0.1 million in pre-marketing fees on the community in fiscal 2009 and 2008, respectively. The Company earned $0.1 million in management fees on the community in fiscal 2009.

Disclosures About Contractual Obligations

The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2009 (in thousands):

	Less Than	One to	Four to	More Than
	One Year	Three Years	Five Years	Five Years	Total

Long-term debt, including interest expense	$20,112	$29,213	$29,213	$165,162	$243,700
Operating leases	29,570	59,044	58,026	34,709	181,349

Total contractual cash obligations	$49,682	$88,257	$87,239	$199,871	$425,049

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

The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of December 31, 2009, the Company had $183.2 million in outstanding debt comprised solely of fixed rate debt instruments. In addition, as of December 31, 2009, the Company had $179.1 million in future facility lease obligations with contingent rent increases based on changes in the consumer price index.

Changes in interest rates would affect the fair market value of the Company’s fixed rate debt instruments but would not have an impact on the Company’s earnings or cash flows. Increase in the consumer price index could have an effect on future facility lease expense if the leased community exceeds the contingent rent escalation thresholds set forth in each of the Company’s lease agreements.

The following table summarizes information on the Company’s debt instruments outstanding as of December 31, 2009. The table presents the principal due and weighted average interest rates by expected maturity date for the Company’s debt instruments by fiscal year.

Principal Amount and Average Interest Rate by Expected Maturity Date at December 31, 2009 ($ in thousands):

								Fair
	2010	2011	2012	2013	2014	Thereafter	Total	Value

Long-term debt:
Fixed rate debt	$9,347	$4,090	$4,317	$4,618	$4,908	$155,889	$183,169	$170,393
Average interest rate	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company are included under Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included as part of this Annual Report on Form 10-K. The Ernst & Young report is on page F-29 of this report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.*

ITEM 11.	EXECUTIVE COMPENSATION.*

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.*

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.*

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.*

* Information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2010 Annual Meeting of Stockholders of Capital Senior Living Corporation, which is to be filed with SEC pursuant to Regulation 14A under the Exchange Act. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this Report:

(1) Financial Statements:

The response to this portion of Item 15 is submitted as a separate section of this Report. See “Index to Financial Statements” at page F-1.

(2) Financial Statement Schedules:

All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

(3) Exhibits:

The exhibits listed on the accompanying “Index To Exhibits” at page E-1 are filed as part of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on March 11, 2010.

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

Signature	Title	Date

/s/ LAWRENCE A. COHEN Lawrence A. Cohen	Chief Executive Officer and Vice Chairman of the Board (Principal Executive Officer)	March 11, 2010

/s/ KEITH N. JOHANNESSEN Keith N. Johannessen	President and Chief Operating Officer and Director	March 11, 2010

/s/ RALPH A. BEATTIE Ralph A. Beattie	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2010

/s/ HARVEY I. HANERFELD Harvey I. Hanerfeld	Director	March 11, 2010

/s/ CRAIG F. HARTBERG Craig F. Hartberg	Director	March 11, 2010

/s/ JILL M. KRUEGER Jill M. Krueger	Director	March 11, 2010

/s/ PETER L. MARTIN Peter L. Martin	Director	March 11, 2010

/s/ JAMES A. MOORE James A. Moore	Director	March 11, 2010

/s/ VICTOR W. NEE Dr. Victor W. Nee	Director	March 11, 2010

/s/ MICHAEL W. REID Michael W. Reid	Director	March 11, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Capital Senior Living Corporation

We have audited the accompanying consolidated balance sheets of Capital Senior Living Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for the each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Senior Living Corporation at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capital Senior Living Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2010, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Dallas, Texas
March 11, 2010

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$28,972	$25,880
Restricted cash	2,167	—
Accounts receivable, net	3,340	3,809
Accounts receivable from affiliates	424	1,152
Federal and state income taxes receivable	1,493	2,364
Deferred taxes	1,208	1,052
Assets held for sale	354	354
Property tax and insurance deposits	8,632	8,632
Prepaid expenses and other	4,010	5,930

Total current assets	50,600	49,173
Property and equipment, net	300,678	305,881
Deferred taxes	7,781	11,062
Investments in joint ventures	6,536	7,173
Other assets, net	14,908	14,831

Total assets	$380,503	$388,120

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,037	$1,920
Accrued expenses	12,287	13,661
Current portion of notes payable	9,347	12,026
Current portion of deferred income	6,838	6,174
Customer deposits	1,295	1,593

Total current liabilities	31,804	35,374
Deferred income	16,747	20,056
Notes payable, net of current portion	173,822	177,541
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares — 65,000; issued and outstanding shares 26,945 and 26,679 in 2009 and 2008, respectively	273	267
Additional paid-in capital	131,576	130,426
Retained earnings	27,215	24,456
Treasury stock, at cost — 350 shares in 2009	(934)	—

Total shareholders’ equity	158,130	155,149

Total liabilities and shareholders’ equity	$380,503	$388,120

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Revenues:
Resident and health care revenue	$171,194	$172,025	$167,563
Unaffiliated management services revenue	72	194	1,591
Affiliated management services revenue	2,698	4,882	3,117
Community reimbursement revenue	18,027	16,173	16,781

Total revenues	191,991	193,274	189,052
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	104,790	107,315	103,804
General and administrative expenses	11,883	13,654	12,046
Facility lease expense	25,872	25,057	23,811
Provision for bad debts	344	556	330
Stock-based compensation expense	1,201	1,036	979
Depreciation and amortization	13,262	12,468	11,295
Community reimbursement expense	18,027	16,173	16,781

Total expenses	175,379	176,259	169,046

Income from operations	16,612	17,015	20,006
Other income (expense):
Interest income	67	422	674
Interest expense	(11,819)	(12,217)	(12,763)
Gain on sale of properties	—	681	108
Write-down of assets held for sale	—	(134)	—
Write-off of deferred loan costs	—	—	(538)
Other income (expense)	107	270	(37)

Income before provision for income taxes	4,967	6,037	7,450
Provision for income taxes	(2,208)	(2,313)	(3,090)

Net income	$2,759	$3,724	$4,360

Per share data:
Basic income per share	$0.10	$0.14	$0.17

Diluted income per share	$0.10	$0.14	$0.16

Weighted average shares outstanding — basic	26,257	26,377	26,205

Weighted average shares outstanding — diluted	26,356	26,620	26,637

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
	(In thousands)

Balance at January 1, 2007	26,424	$264	$127,448	$16,372	$—	$144,084
Exercise of stock options	81	1	501	—	—	502
Restricted stock awards	91	1	—	—	—	1
Stock-based compensation	—	—	979	—	—	979
Excess tax benefits	—	—	231	—	—	231
Net income	—	—	—	4,360	—	4,360

Balance at December 31, 2007	26,596	266	129,159	20,732	—	150,157
Exercise of stock options	38	—	258	—	—	258
Restricted stock awards	45	1	—	—	—	1
Stock-based compensation	—	—	1,036	—	—	1,036
Excess tax benefits	—	—	(27)	—	—	(27)
Net income	—	—	—	3,724	—	3,724

Balance at December 31, 2008	26,679	267	130,426	24,456	—	155,149
Exercise of stock options	59	—	254	—	—	254
Restricted stock awards	557	6	—	—	—	6
Stock-based compensation	—	—	1,201	—	—	1,201
Excess tax benefits	—	—	(305)	—	—	(305)
Treasury stock	(350)	—	—	—	(934)	(934)
Net income	—	—	—	2,759	—	2,759

Balance at December 31, 2009	26,945	$273	$131,576	$27,215	$(934)	$158,130

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Operating Activities
Net income	$2,759	$3,724	$4,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,251	12,432	11,218
Amortization	11	36	77
Amortization of deferred financing charges	335	338	386
Amortization of deferred lease costs	371	367	350
Amortization of debt discount	—	177	184
Deferred income	(2,645)	(2,112)	(2,676)
Deferred income taxes	3,125	1,706	2,300
Equity in the (earnings) losses of unconsolidated joint ventures	(107)	(270)	37
Gain on sale of properties	—	(680)	(108)
Provision for bad debts	344	556	330
Write-off of deferred loan costs	—	—	538
Write-down of assets held for sale	—	134	—
Reduction of contingent note payable	—	—	(921)
Stock compensation expense	1,201	1,036	979
Changes in operating assets and liabilities:
Accounts receivable	125	(1,133)	276
Accounts receivable from affiliates	728	(306)	(62)
Property tax and insurance deposits	—	(772)	(1,428)
Prepaid expenses and other	1,920	(1,404)	(1,081)
Other assets	(794)	1,102	19
Accounts payable	117	719	(1,389)
Accrued expenses	(1,374)	100	1,361
Federal and state income taxes receivable/payable	566	(307)	(1,843)
Customer deposits	(298)	(431)	(454)

Net cash provided by operating activities	19,635	15,012	12,453
Investing Activities
Capital expenditures	(8,049)	(8,065)	(8,637)
Proceeds from sale of assets	1	1,397	2,319
Investments in joint ventures	744	(704)	(1,014)

Net cash used in investing activities	(7,304)	(7,372)	(7,332)
Financing Activities
Proceeds from notes payable	1,926	4,645	44,617
Repayments of notes payable	(8,324)	(10,023)	(51,869)
Increase in restricted cash	(2,167)	—	—
Cash proceeds from the issuance of common stock	223	232	503
Excess tax benefits on stock options exercised	37	27	231
Purchases of treasury stock	(934)	—	—
Cash paid to settle interest rate lock agreement	—	—	60
Deferred financing charges paid	—	—	(873)

Net cash used in financing activities	(9,239)	(5,119)	(7,331)

Increase (decrease) in cash and cash equivalents	3,092	2,521	(2,210)
Cash and cash equivalents at beginning of year	25,880	23,359	25,569

Cash and cash equivalents at end of year	$28,972	$25,880	$23,359

Supplemental Disclosures
Cash paid during the year for:
Interest	$11,464	$11,668	$12,178

Income taxes	$530	$2,179	$2,532

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

1.	Organization

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior living communities throughout the United States. As of December 31, 2009, the Company operated 66 senior living communities in 23 states with an aggregate capacity of approximately 10,200 residents, including 40 senior living communities which the Company either owned or in which the Company had an ownership interest, 25 senior living communities that the Company leased and one senior living community it managed for a third party. As of December 31, 2009, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company accounts for significant investments in unconsolidated companies, in which the Company has significant influence, using the equity method of accounting.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. The Company has deposits in banks that exceed Federal Deposit Insurance Corporation insurance limits. Management believes that credit risk related to these deposits is minimal. Restricted cash consists of a deposit required by a certain lender as collateral pursuant to a letter of credit. The deposit must remain so long as the letter of credit is outstanding which is subject to renewal annually.

Long-Lived Assets

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers internal factors such as net operating losses along with external factors relating to each asset, including contract changes, local market developments, and other publicly available information. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount the carrying value exceeds the fair market value, generally based on discounted cash flows, of the long-lived asset. The Company analyzed certain long-lived assets with operating losses, under the undiscounted cash flow method, for impairment. Based on this analysis, the Company does not believe there are any indicators that would require an adjustment to the carrying value of the property and equipment or their remaining useful lives as of December 31, 2009 and 2008.

Assets Held for Sale

Assets are classified as held for sale when the Company has committed to selling the asset and believes that it will be disposed of within one year. The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The fair values of properties are generally determined based on market rates, industry trends and recent comparable sales transactions. The actual sales price of these assets could differ significantly from the Company’s estimates. The Company had one parcel of land, in Fort Wayne, Indiana, held for sale at December 31, 2009.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2007, the Company sold one parcel of land located in Baton Rouge, Louisiana that had been classified as held for sale. The land parcel sold for $0.5 million, net of closing costs, resulting in a gain on sale of approximately $0.1 million.

In May 2007, the Company sold one parcel of land located in Miami Township, Ohio that had been classified as held for sale to a joint venture (“SHPIII/CSL Miami”), which is owned 90% by Senior Housing Partners III LP (“SHPIII”), a fund owned by Prudential Real Estate Investors (“Prudential”), and 10% by the Company, for $0.6 million, resulting in a loss on sale of approximately $3,000. In addition, during the second quarter of fiscal 2007, management reclassified a parcel of land in Carmichael, California to held for sale. The Company estimated on the date of reclassification that the fair value of the land parcel, net of selling expenses, exceeded its carrying value of $0.5 million. In February 2008, the Company sold the parcel of land located in Carmichael, California for $1.2 million, net of closing costs, resulting in a gain on sale of approximately $0.7 million.

In November 2007, the Company sold one parcel of land located in Richmond Heights, Ohio that had been classified as held for sale to a joint venture (“SHPIII/CSL Richmond Heights”), which is owned 90% by SHPIII and 10% by the Company, for $0.8 million resulting in a gain on sale of approximately $0.3 million, which has been deferred and will be recognized into income over the period required to stabilize the senior living community.

The parcel of land held for sale in Fort Wayne, Indiana, with a carrying amount of $0.5 million was written down approximately $0.1 million to its fair value, less costs to sell, to $0.4 million during the first quarter of fiscal 2008. The Company currently estimates that this parcel of land held for sale has an aggregate fair value, net of costs of disposal, that exceeds its carrying value of $0.4 million at December 31, 2009. The amount that the Company will ultimately realize on the parcel of land could differ materially from this estimate.

Investments in Joint Ventures

The Company accounts for its investments in joint ventures under the equity method of accounting. The Company is the general partner in two partnerships and owns member interests in seven other joint ventures. The Company has not consolidated these joint venture interests because the Company has concluded that the limited partners or the other members of each joint venture has substantive kick-out rights or substantive participating rights. Under the equity method of accounting, the Company records its investments in joint ventures at cost and adjusts such investments for its share of earnings and losses of the joint ventures.

Development Guarantees

The Company, on three joint venture developments, has guarantees that the communities will be completed at the budgeted costs approved by the joint venture members. These costs include the hard and soft construction costs and operating costs until the community reaches stabilization. The budgeted costs include contingency reserves for potential costs overruns and other unforeseen costs. In addition, each of these joint ventures has entered into guaranteed fixed price construction contracts with the general contractors on each of the developments. The Company would be required to fund these guarantees if the actual development costs incurred by the joint venture exceed the budgeted costs for the development. The terms of these guarantees generally do not provide for a limitation on the maximum potential future payments. The Company has not made any payments under these guarantees.

Income Taxes

At December 31, 2009, the Company had recorded on its consolidated balance sheet net deferred tax assets of $9.0 million. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of that evaluation, management has evaluated future

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expectations of net income. However, the benefits of the net deferred tax assets might not be realized if actual results differ from expectations. The Company believes that based upon this analysis that the realization of the net deferred tax assets is reasonably assured and therefore has not provided for a valuation allowance.

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

Revenue Recognition

Resident and health care revenue is recognized at estimated net realizable amounts, based on historical experiences, due from residents in the period in which the rental and other services are provided.

Revenues from the Medicare and Medicaid programs accounted for approximately 6% of the Company’s revenue in each of fiscal 2009, 2008, and 2007. Fourteen communities are providers of services under the Medicaid program. Accordingly, the communities are entitled to reimbursement under the foregoing program at established rates that are lower than private pay rates. Patient service revenue for Medicaid patients is recorded at the reimbursement rates as the rates are set prospectively by the state upon the filing of an annual cost report. Two communities are providers of services under the Medicare program and are entitled to payment under the foregoing programs in amounts determined based upon rates established by the federal government.

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

Management services revenue is recognized when earned. Management services revenue relates to providing certain management and administrative support services under management contracts, which have terms expiring through 2018.

Substantially all community fees received from residents are non-refundable and are recorded initially by the Company as deferred revenue. The deferred amounts are amortized over the respective residents’ initial lease term which is consistent with the contractual obligation associated with the estimated stay of the resident.

Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements.

Lease Accounting

The Company determines whether to account for its leases as operating, capital or financing leases depending on the underlying terms of the lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of December 31, 2009, the Company leased 25 communities and classified each of the leases as an operating lease. The Company incurs lease acquisition costs and amortizes these costs over the term of the lease agreement. Certain

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leases entered into by the Company qualified as sale/leaseback transactions and as such any related gains have been deferred and are being amortized over the lease term.

Facility lease expense in the Company’s statement of income includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains.

There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at December 31, 2009.

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

Credit Risk

The Company’s resident receivables are generally due within 30 days. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended December 31, 2009, 2008, and 2007 were $5.6 million, $5.9 million, and $6.0 million, respectively.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Year Ended December 31,
	2009	2008	2007

Net income	$2,759	$3,724	$4,360
Net income allocated to unvested restricted shares	(67)	(36)	(51)

Undistributed net income allocated to common shares	$2,692	$3,688	$4,309

Weighted average shares outstanding — basic	26,257	26,377	26,205
Effects of dilutive securities:
Employee equity compensation plans	99	243	432

Weighted average shares outstanding — diluted	26,356	26,620	26,637

Basic income per share	$0.10	$0.14	$0.17

Diluted income per share	$0.10	$0.14	$0.16

Awards of unvested restricted stock representing approximately 0.6 million, 0.3 million, and 0.3 million shares were outstanding for the fiscal years ended December 31, 2009, 2008, and 2007, respectively, and were included in the computation of allocable net income.

Awards of unvested restricted stock representing approximately 48 and 103 incremental shares were not removed from the effects of dilutive securities in the computation of diluted weighted average shares outstanding for the fiscal years ended December 31, 2008 and 2007, respectively, as the effects did not materially impact previously reported diluted income per share.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

Stock-Based Compensation

The Company recognizes compensation expense for share-based payment awards to employees, including grants of employee stock options and awards of restricted stock, in the statement of income based on their fair values.

On May 8, 2007, the Company’s stockholders approved the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (the “2007 Plan”) which provides for, among other things, the grant of restricted stock awards and stock options to purchase shares of the Company’s common stock. The 2007 Plan authorizes the Company to issue up to 2.6 million shares of common stock and the Company has reserved 2.5 million shares of common stock for future issuance pursuant to awards under the 2007 Plan. Effective May 8, 2007, the 1997 Omnibus Stock and Incentive Plan (as amended, the “1997 Plan”) was terminated and no additional shares will be granted under the 1997 Plan. The Company has reserved 0.9 million shares of common stock for future issuance upon the exercise of outstanding stock options pursuant to the 1997 Plan.

Recently Issued Accounting Guidance

FASB ASC 105-10 (formerly FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”) has become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

FASB ASC 810-10 (formerly FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)) requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and will be effective for the Company on January 1, 2010. It is not currently anticipated that the guidance will have an impact on the Company’s earnings or financial position.

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

FASB ASC 855-10 (formerly FASB Statement No. 165, “Subsequent Events”) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This guidance introduces the concept of financial statements being available to be issued and requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and was effective for the Company on September 30, 2009. For additional information, refer to Note 18, “Subsequent Events.”

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

FASB ASC 805-10 (formerly FASB Statement No. 141(R) “Business Combinations”) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. As there have not been any acquisitions during fiscal 2009, this guidance has not had an impact on the Company’s earnings or financial position.

FASB ASC 260-10 (formerly FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”)

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Midwest I

In January 2006, the Company announced the formation of Midwest Portfolio Holdings, L.P., (“Midwest I”) with GE Healthcare Financial Services (“GE Healthcare”) to acquire five senior housing communities from a third party. Midwest I is owned approximately 89% by GE Healthcare and 11% by the Company. As of December 31, 2009, the Company has contributed $2.7 million for its interests in Midwest I. The Company manages the five acquired communities under long-term management agreements with Midwest I. The Company accounts for its investment in Midwest I under the equity method of accounting and the Company recognized earnings in the equity of Midwest I of $0.2 million in both fiscal 2009 and 2008 and $8,000 in fiscal 2007. In addition, the Company earned $0.5 million in management fees on the Midwest I communities in each of fiscal 2009, 2008, and 2007. During the second quarter of fiscal 2007, Midwest I finalized its purchase price allocation on the five communities it acquired in fiscal 2006, resulting in a noncash charge of $0.1 million being recognized by the Company. The final purchase price allocation resulted in more of the purchase price being allocated to assets with shorter economic lives, which resulted in additional depreciation and amortization expense. On January 4, 2010, the Company announced that Midwest I entered into an agreement to sell the Midwest I subsidiaries that own the five senior living communities to Heath Care REIT, Inc. (“HCN”). As a condition to closing of the sale to HCN, the Company will enter into long term leases of the communities.

Midwest II

In August 2006, the Company announced the formation of Midwest Portfolio Holding II, L.P. (“Midwest II”), with GE Healthcare to acquire three senior housing communities from a third party. Midwest II is owned approximately 85% by GE Healthcare and 15% by the Company. As of December 31, 2009, the Company has

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contributed $1.6 million for its interests in Midwest II. The Company manages the three acquired communities under long-term management agreements with Midwest II. The Company accounts for its investment in Midwest II under the equity method of accounting and the Company recognized earnings (losses) in the equity of Midwest II of $0.1 million, ($0.1) million, and ($0.3) million in fiscal 2009, 2008, and 2007, respectively. In addition, the Company earned $0.6 million in management fees on the Midwest II communities in fiscal 2009 and $0.5 million in management fees on the Midwest II communities both fiscal 2008 and 2007. During the second quarter of fiscal 2007, Midwest II finalized its purchase price allocation on the three communities it acquired in fiscal 2006, resulting in a noncash charge of $0.2 million being recognized by the Company. The final purchase price allocation resulted in more of the purchase price being allocated to assets with shorter economic lives, which resulted in additional depreciation and amortization expense. On March 8, 2010, the Company announced that Midwest II entered into an agreement to sell the Midwest II subsidiaries that own the five senior living communities to HCN. As a condition to closing of the sale to HCN, the Company will enter into long term leases of the communities.

SHPII/CSL

In November 2004, the Company and Senior Housing Partners II, LP (“SHPII”) formed four joint ventures (collectively, “SHPII/CSL”) that own four senior living communities (the “Spring Meadows Communities”). SHPII/CSL is owned 95% by SHPII and 5% by the Company. As of December 31, 2009, the Company has contributed $1.3 million for its interests in SHPII/CSL. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.3 million in each of fiscal 2009, 2008, and 2007. In addition, the Company earned $1.2 million in management fees on the Spring Meadows Communities in each of fiscal 2009, 2008, and 2007.

SHPIII/CSL Miami

In May 2007, the Company and SHPIII entered into SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community opened in August 2008. As of December 31, 2009, the Company has contributed $0.8 million to SHPIII/CSL Miami for its 10% interest. The Company accounts for its investment in SHPIII/CSL Miami under the equity method of accounting and the Company recognized losses in the equity of SHPIII/CSL Miami of ($0.2) million and ($0.1) million for fiscal 2009 and 2008, respectively. The Company earned $0.2 million and $0.7 million in development fees from SHPIII/CSL Miami in fiscal 2008 and 2007, respectively. In addition, the Company earned $0.1 million in pre-marketing fees and $0.1 in management fees on the community in fiscal 2008. The Company earned $0.2 million in management fees on the community in fiscal 2009.

SHPIII/CSL Richmond Heights

In November 2007, the Company and SHPIII entered into SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community opened in April 2009. As of December 31, 2009, the Company has contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest. The Company accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting and the Company recognized a loss in the equity of SHPIII/CSL Richmond Heights of ($0.1) million in fiscal 2009. The Company earned $1.0 million and $0.1 million in development fees from SHPIII/CSL Richmond Heights in fiscal 2008 and 2007, respectively. In addition, the Company earned $12,500 and $0.1 million in pre-marketing fees on the community in fiscal 2009 and 2008, respectively. The Company earned $0.1 million in management fees on the community in fiscal 2009.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SHPIII/CSL Levis Commons

In December 2007, the Company and SHPIII entered into SHPIII/CSL Levis Commons to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community opened in April 2009. As of December 31, 2009, the Company has contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest. The Company accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting and the Company recognized a loss in the equity of SHPIII/CSL Levis Commons of ($0.2) million in fiscal 2009. The Company earned $1.1 million and $22,000 in development fees from SHPIII/CSL Levis Commons in fiscal 2008 and 2007, respectively. In addition, the Company earned $12,500 and $0.1 million in pre-marketing fees on the community in fiscal 2009 and 2008, respectively. The Company earned $0.1 million in management fees on the community in fiscal 2009.

BRE/CSL

In December 2001, the Company formed BRE/CSL with Blackstone and the joint ventures are owned 90% by Blackstone and 10% by the Company. BRE/CSL previously owned six senior living communities. The Company managed the six communities owned by BRE/CSL under long-term management contracts. In September 2005, Ventas acquired the six communities owned by BRE/CSL and the Company entered into a series of lease agreements whereby the Company leases the six communities from Ventas. In March 2007, the Company received a final distribution from BRE/CSL of $0.4 million relating to the sale of six communities owned by BRE/CSL to Ventas. This distribution resulted in the recognition of an additional gain of $0.4 million, which has been deferred and is being amortized in the Company’s statement of income over the remaining initial 10-year lease term.

4.	Facility Lease Transactions

The Company currently leases 25 communities with certain real estate investment trusts (“REITs”) and accounts for each of the leases as an operating lease. The lease terms are generally for ten years with renewal options for 10-20 years at the Company’s option.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under these agreements the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. The following table further describes each of the lease agreements (dollars in millions):

					Initial	Lease	Deferred
	Date of	Number of	Value of		Lease	Acquisition	Gains/Lease
Landlord	Lease	Communities	Transaction	Term	Rate(1)	Costs(2)	Concessions(3)

Ventas	September 30, 2005	6	$84.6	10 years (Two five-year renewals)	8%	$1.3	$4.6
Ventas	October 18, 2005	1	19.5	10 years (Two five-year renewals)	8%	0.2	—
Ventas	March 31,2006	1	29.0	10 years (Two five-year renewals)	8%	0.1	14.3
Ventas	June 8, 2006	1	19.1	9.5 years (Two five-year renewals)	8%	0.4	—
Ventas	January 31, 2008	1	5.0	10 years (Two five-year renewals)	7.75%	0.2	—
HCP	May 1, 2006	3	54.0	10 years (Two ten-year renewals)	8%	0.2	12.8
HCP	May 31, 2006	6	43.0	10 years (Two ten-year renewals)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	10 years (Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	10 years (Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	10 years (Two ten-year renewals)	7.25%	0.1	—

Subtotal						3.7	32.3
Accumulated amortization						(1.3)	—
Accumulated deferred gain recognized						—	(12.5)

Net lease acquisition costs/deferred gains/lease concessions as of December 31, 2009						$2.4	$19.8

(1)	Initial lease rates are subject to conditional lease escalation provisions as forth in each lease agreement.

(2)	Lease acquisition costs are being amortized over the leases’ initial term.

(3)	Deferred gains of $31.7 million and lease concessions of $0.6 million are being recognized in the Company’s statement of income as a reduction in facility rent expense over the leases’ initial term. Lease concessions relate to the HCP transaction on May 31, 2006.

In April 2007, HCP acquired a senior living community in Cedar Hill, Texas (“Crescent Place”), which was previously owned by Covenant and managed by the Company, in a transaction valued at approximately $8.0 million and immediately leased Crescent Place to the Company. In connection with this transaction, the Company’s previous management agreement with Covenant was terminated.

In January 2008, the Company leased a senior living community in Keller, Texas (“Whitley Place”) from Ventas, which was acquired by Ventas from a third party in a transaction valued at approximately $5.0 million.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

Property and equipment consists of the following (in thousands):

		December 31,
	Asset Lives	2009	2008

Land		$17,787	$17,787
Land improvements	5 to 20 years	1,203	1,158
Buildings and building improvements	10 to 40 years	329,451	326,654
Furniture and equipment	5 to 10 years	15,126	14,683
Automobiles	5 to 7 years	971	833
Leasehold improvements	(1)	16,227	11,456
Construction in progress	(2)	182	330

		380,947	372,901
Less accumulated depreciation and amortization		80,269	67,020

Property and equipment, net		$300,678	$305,881

(1)	Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining lease term.

(2)	Construction in progress at December 31, 2009, includes $0.1 million of capitalized computer software development costs.

Furniture and equipment includes $2.2 million and $2.1 million in capitalized computer software development costs at December 31, 2009 and 2008, respectively, of which $0.8 million and $0.4 million has been amortized and is included as a component of accumulated depreciation and amortization at December 31, 2009 and 2008, respectively.

6.	Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2009	2008

Deferred loan costs, net	$2,126	$2,462
Deferred lease costs, net	2,587	2,684
Security and other deposits	10,195	9,674
Other	—	11

	$14,908	$14,831

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2009	2008

Accrued salaries, bonuses and related expenses	$3,282	$3,719
Accrued property taxes	5,167	5,957
Accrued interest	958	988
Accrued health claims and workers comp	1,342	1,327
Accrued professional fees	559	421
Other	979	1,249

	$12,287	$13,661

8.	Notes Payable

Notes payable consists of the following (in thousands):

	Average					Notes Payable
	Monthly	Net Book Value		Interest	Maturity	December 31,
Lender	Payment	Of Collateral(1)		Rate	Date	2009	2008

Freddie Mac	$737	$132,854		6.29%	July 2015	$103,475	$105,545
Capmark	242	43,592		5.46	August 2015	35,707	36,578
Fannie Mae	178	33,746		5.91	May 2017	29,098	29,479
Freddie Mac	60	7,961		5.75	March 2017	9,390	9,500
Lehman	44	6,781		8.20	September 2009	4,643	4,745
Insurance Financing	—	—		—	—	—	2,688
Insurance Financing	165	—		3.66	March 2010	491	595
Insurance Financing	53	—		3.66	July 2010	365	437

	$1,479	6.08	%(2)			183,169	189,567

Less current portion						9,347	12,026

						$173,822	$177,541

(1)	The 25 facilities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements.

(2)	Weighted average interest rate on current debt outstanding.

The aggregate scheduled maturities of notes payable at December 31, 2009, are as follows (in thousands):

2010	9,347
2011	4,090
2012	4,317
2013	4,618
2014	4,908
Thereafter	155,889

$183,169

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 31, 2009 and 2008, the Company renewed certain insurance policies and entered into finance agreements totaling $0.5 million. The finance agreements have fixed interest rates of 3.66% and 4.78%, respectively, with principal being repaid over 10-month terms.

On May 31, 2009 and 2008, the Company renewed certain insurance policies and entered into finance agreements totaling $1.6 million and $1.5 million, respectively. The finance agreements have fixed interest rates of 3.66% and 3.75%, respectively, with principal being repaid over 10-month terms.

On December 1, 2008, the Company renewed certain insurance policies and entered into a finance agreement totaling $2.7 million. The finance agreement has a fixed interest rate of 4.78% with principal being repaid over a 10-month term.

The Company’s second installment on its note payable to Covenant, which was due on August 15, 2007, was reduced by $0.4 million pursuant to the terms of the stock purchase agreement, resulting in no amount due to Covenant and a reduction in the Company’s note payable to Covenant of approximately $0.3 million, which was reflected as management services revenue in the Company’s consolidated statement of income. In addition, under the terms of the purchase agreement, the Company had the right to recapture certain contingent payments made to Covenant if the Company did not receive the required minimum management services revenue set forth in the stock purchase agreement. As a result of these provisions, during the third quarter of fiscal 2007, the Company recorded a receivable and management services revenue of approximately $0.4 million. During the fourth quarter of fiscal 2007, Covenant paid this receivable and executed an amendment to the stock purchase agreement releasing the Company from any future obligations under the Company’s note payable to Covenant. As a result the Company recognized additional management services revenue of approximately $0.6 million in the fourth quarter of fiscal 2007.

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

On March 21, 2007, the Company refinanced $9.5 million of mortgage debt on one of its senior living communities (“Gramercy Hill”) with Federal Home Loan Mortgage Corporation (“Freddie Mac”). As part of the refinancing, the Company received approximately $2.1 million in cash proceeds, net of closing costs. The new mortgage loan has a ten-year term with a one-year extension available at the Company’s option, interest fixed at 5.75% and requires interest only payments in the first two years with principal amortized thereafter over a 25-year term. The Company incurred $0.2 million in deferred financing costs related to this loan, which is being amortized over ten years. In addition, as part of this refinancing, the Company wrote-off $13,000 in deferred loan costs and paid $0.2 million in loan exit fees to the prior lender. The loan exit fees are a component of write-off of deferred loan costs in the accompanying statement of income.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the life of the notes. At December 31, 2009 and 2008, the Company had gross deferred loan costs of $3.3 million and $3.4 million, respectively. Accumulated amortization was $1.2 million and $0.9 million at December 31, 2009 and 2008, respectively. Amortization expense is expected to be $0.3 million in each of fiscal 2010, 2011, 2012, 2013, and 2014. In connection with the refinancings and the repayment of notes, the Company wrote-off $0.5 million in deferred loan costs in fiscal 2007.

The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of the notes. The Company is currently in the process of renegotiating the loan agreement for a promissory note held by a Lehman securitized trust (“securitized promissory note”). The securitized promissory note is a debt obligation of one of the Company’s wholly owned subsidiaries and matured on September 1, 2009, which currently carries an outstanding balance of $4.6 million and is collateralized with the assets of the subsidiary which is nonrecourse to the Company. Although the securitized promissory note is past its maturity date, the Company currently is in negotiations with the lender, including discussions for a negotiated pay-off settlement as well as other possible remedies. However, scheduled monthly mortgage interest payments have continued to be made through February 28, 2010, by the Company’s subsidiary to the securitized promissory note servicer.

With the exception of the aforementioned securitized promissory note, the Company was in compliance with all of its debt covenants at December 31, 2009.

9.	Equity

Preferred Stock

The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Board without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of December 31, 2009 and 2008.

Share Repurchases

On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. Shares of stock repurchased under the program will be held as treasury shares. Pursuant to this authorization, during fiscal 2009, the Company purchased 349,800 shares at an average cost of $2.67 per share for a total cost to the Company of approximately $0.9 million. All such purchases were made in open market transactions.

10.	Stock-Based Compensation

Stock Options

The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for employees, officers and directors and to align stockholder and employee interest. The Company’s options generally vest over one to five years and the related expense is amortized on a straight-line basis over the vesting period.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2009, 2008 and 2007 is presented below:

	Outstanding at
	Beginning of				Outstanding	Options
December 31, 2009	Year	Granted	Exercised	Forfeited	End of Year	Exercisable

Shares	895,334	—	59,245	193,969	642,120	642,120
Weighted average price	$4.83	$—	$3.67	$6.81	$4.34	$4.34
December 31, 2008
Shares	937,334	—	38,000	4,000	895,334	895,334
Weighted average price	$4.87	$—	$6.06	$3.69	$4.83	$4.83
December 31, 2007
Shares	1,026,682	—	81,348	8,000	937,334	932,334
Weighted average price	$4.80	$—	$4.07	$3.40	$4.87	$4.87

The options outstanding and the options exercisable at December 31, 2009, 2008 and 2007, had an intrinsic value of $0.9 million, $250,000 and $4.8 million, respectively. The fair value of the 5,000 shares and 18,500 shares that vested in fiscal 2008 and 2007 was $29,000 and $0.2 million, respectively. All stock options had fully vested as of December 31, 2008.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information relating to the Company’s options outstanding and options exercisable as of December 31, 2009.

	Options Outstanding			Options Exercisable
		Weighted
		Average
	Number	Remaining		Number	Weighted
	Outstanding	Contractual Life	Weighted Average	Exercisable	Average
Range of Exercise Prices	at 12/31/09	(Years)	Exercise Price	at 12/31/09	Exercise Price

$1.80 to $1.80	209,224	1.71	$1.80	209,224	$1.80
$2.00 to $3.37	12,000	2.80	$2.83	12,000	$2.83
$3.63 to $3.63	107,976	0.13	$3.63	107,976	$3.63
$3.69 to $4.50	13,600	3.17	$3.93	13,600	$3.93
$4.85 to $4.85	7,000	4.38	$4.85	7,000	$4.85
$5.30 to $5.30	1,500	4.83	$5.30	1,500	$5.30
$5.90 to $5.90	9,000	5.36	$5.90	9,000	$5.90
$6.30 to $6.30	263,820	3.92	$6.30	263,820	$6.30
$6.63 to $6.63	6,000	4.08	$6.63	6,000	$6.63
$10.97 to $10.97	12,000	6.35	$10.97	12,000	$10.97

$1.80 to $10.97	642,120	2.60	$4.34	642,120	$4.34

Restricted Stock

The Company can grant restricted stock to its employees and directors under its incentive stock plan. Restricted stock granted generally vest over a period of three to four years but are considered outstanding at the time of grant, as the stockholders are entitled to dividends and voting rights.

A summary of the Company’s restricted common stock awards activity and related information for the year ended December 31, 2009, is presented below:

	Outstanding at
	Beginning of				Outstanding
	Year	Issued	Vested	Forfeited	End of Year

December 31, 2009
Shares	251,632	561,625	159,050	5,000	649,207
December 31, 2008
Shares	256,858	66,000	50,586	20,640	251,632
December 31, 2007
Shares	283,445	113,000	117,857	21,730	256,858

The restricted stock outstanding at December 31, 2009 and 2008, had an intrinsic value of $3.3 million and $0.7 million, respectively.

During fiscal 2009, the Company awarded 561,625 shares of restricted common stock to certain employees of the Company. The average market value of the common stock on the date of grant was $3.20. These awards of restricted shares vest over a three-year period and had an intrinsic value of $1.8 million on the date of issue.

Stock Based Compensation

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options and restricted stock awards. The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk free interest rate. The expected

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has total stock-based compensation expense of $1.7 million not recognized as of December 31, 2009, and expects this expense to be recognized over approximately a three-year period.

11.	Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007

Current:
Federal	$(1,125)	$109	$(81)
State	477	498	871
Deferred:
Federal	2,263	1,502	3,351
State	593	204	(1,051)

	$2,208	$2,313	$3,090

The provision (benefit) for income taxes differed from the amounts of income tax provision (benefit) determined by applying the U.S. federal statutory income tax rate to income (loss) before benefit for income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007

Tax provision (benefit) at federal statutory rates	$1,689	$2,053	$2,533
State income tax (benefit) expense, net of federal effects	706	463	(119)
Federal and state income tax return true up	(196)	(222)	667
State effective rate changes	—	5	—
Other	9	14	9

	$2,208	$2,313	$3,090

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s deferred tax assets and liabilities, are as follows (in thousands):

	December 31,
	2009	2008

Deferred tax assets:
Deferred gain on sale/leaseback transaction	$8,092	$9,143
Depreciation and amortization	1,830	1,610
Net operating loss carryforward (expiring up to 2027)	1,621	1,482
Compensation costs	1,750	1,614
Investment in partnerships	2,644	2,489
Other	1,179	1,099

Total deferred tax assets	17,116	17,437
Deferred tax liabilities:
Triad partnership interest	8,127	5,319
Other	—	4

Total deferred tax liabilities	8,127	5,323

Total deferred tax assets, net	$8,989	$12,114

Current deferred tax assets, net	$1,208	$1,052
Long-term deferred tax assets, net	7,781	11,062

Total deferred tax assets, net	$8,989	$12,114

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. The Company has evaluated future expectations of net income and various tax planning strategies that it believes are both prudent and feasible, including various strategies to utilize net built-in gains on the Company’s appreciated assets. However, the benefits of the net deferred tax assets might not be realized if actual results differ from expectations. The Company believes, based upon this analysis, that the realization of net deferred tax assets is reasonably assured and therefore has not provided for a valuation allowance

As of December 31, 2009, the Company has federal and state net operating loss carryforwards of $1.5 million and $24.9 million, respectively, and related deferred tax assets of $0.5 million and $1.1 million, respectively.

The Company is generally no longer subject to federal and state tax audits for years before 2005.

12.	Employee Benefit Plans

The Company has a 401(k) salary deferral plan (the “Plan”) in which all employees of the Company meeting minimum service and age requirements are eligible to participate. Contributions to the Plan are in the form of employee salary deferrals, which are subject to employer matching contributions of up to 2% of the employee’s annual salary. The Company’s contributions are funded semi-monthly to the Plan administrator. Matching contributions of $0.4 million were contributed to the Plan annually in fiscal 2009, 2008, and 2007. The Company incurred administrative expenses related to the Plan of $13,100, $12,400, and $10,800 in fiscal 2009, 2008, and 2007, respectively.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Contingencies

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

14.	Fair Value of Financial Instruments

The carrying amounts and fair values of financial instruments at December 31, 2009 and 2008 are as follows (in thousands):

	2009		2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$28,972	$28,972	$25,880	$25,880
Restricted cash	2,167	2,167	—	—
Notes payable	183,169	170,393	189,567	182,378

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

15.	Investments in Joint Ventures

The investments in joint ventures consist of the following (in thousands):

	December 31,
	2009	2008

Midwest I member interest	$2,506	$2,597
Midwest II member interest	1,116	1,131
SHPII/CSL member interests	1,141	1,177
SHPIII/CSL Miami member interest	486	680
SHPIII/CSL Richmond Heights member interest	646	777
SHPIII/CSL Levis Commons member interest	641	811

	$6,536	$7,173

Midwest I:  In January 2006, the Company announced the formation of a joint venture, Midwest I with GE Healthcare to acquire five senior housing communities from a third party. Midwest I is owned approximately 89% by GE Healthcare and 11% by the Company. As of December 31, 2009, the Company has contributed $2.7 million for its interests in Midwest I. Midwest I paid approximately $46.9 million for the five communities. The five communities currently comprise 293 assisted living units with a capacity of 391 residents. Effective February 1, 2006, Midwest I acquired four of the five communities and on March 31, 2006, Midwest I closed on the fifth

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

community. The Company manages the five acquired communities under long-term management agreements with Midwest I. The Company accounts for its investment in Midwest I under the equity method of accounting and the Company recognized earnings in the equity of Midwest I of $0.2 million in both fiscal 2009 and 2008, and $8,000 in fiscal 2007. In addition, the Company earned $0.5 million in management fees on the Midwest I communities in each of fiscal 2009, 2008, and 2007. On January 4, 2010, the Company announced that Midwest I entered into an agreement to sell the Midwest I subsidiaries that own the five senior living communities to Heath Care REIT, Inc. (“HCN”). As a condition to closing of the sale to HCN, the Company will enter into long term leases of the communities.

Midwest II:  In August 2006, the Company announced the formation of a joint venture, Midwest II, with GE Healthcare to acquire three senior housing communities from a third party. Midwest II is owned approximately 85% by GE Healthcare and 15% by the Company. As of December 31, 2009, the Company has contributed $1.6 million for its interest in Midwest II. Midwest II paid approximately $38.2 million for the three communities. The three communities currently comprise 300 assisted living units with a capacity of 348 residents. On August 11, 2006, Midwest II acquired the three senior living communities. The Company manages the three acquired communities under long-term management agreements with Midwest II. The Company accounts for its investment in Midwest II under the equity method of accounting and the Company recognized earnings (losses) in the equity of Midwest II of $0.1 million, ($0.1) million, and ($0.3) million in fiscal 2009, 2008 and 2007, respectively. In addition, the Company earned $0.6 million in management fees on the Midwest II communities in fiscal 2009 and $0.5 million in management fees on the Midwest II communities in both fiscal 2008 and 2007. On March 8, 2010, the Company announced that Midwest II entered into an agreement to sell the Midwest II subsidiaries that own the five senior living communities to HCN. As a condition to closing of the sale to HCN, the Company will enter into long term leases of the communities.

SHPII/CSL:  In November 2004, the Company formed SHPII/CSL with SHPII. Effective as of November 30, 2004, SHPII/CSL acquired the Spring Meadows Communities which currently have a combined capacity of 758 residents. As of December 31, 2009, the Company has contributed $1.3 million for its interests in SHPII/CSL. The Company manages the Spring Meadows Communities under long-term management contracts with SHPII/CSL. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.3 million in each of fiscal 2009, 2008, and 2007. In addition, the Company earned $1.2 million in management fees on the SHP II/CSL communities in each of fiscal 2009, 2008, and 2007.

SHPIII/CSL Miami:  In May 2007, the Company and SHPIII entered into SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 101 independent living units and 45 assisted living units with a capacity of 196 residents and opened in August 2008. As of December 31, 2009, the Company has contributed $0.8 million to SHPIII/CSL Miami for its 10% interest. The Company accounts for its investment in SHPIII/CSL Miami under the equity method of accounting and the Company recognized losses in the equity of SHPIII/CSL Miami of ($0.2) million and ($0.1) million in fiscal 2009 and 2008, respectively. The Company earned $0.2 million and $0.7 million in development fees from SHPIII/CSL Miami in fiscal 2008 and 2007, respectively. In addition, the Company earned $0.1 million in pre-marketing fees and $0.1 million in management fees on the community in fiscal 2008. The Company earned $0.2 million in management fees on the community in fiscal 2009.

SHPIII/CSL Richmond Heights:  In November 2007, the Company and SHPIII entered into SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 96 independent living units and 45 assisted living units with a capacity of 197 residents and opened in April 2009. As of December 31, 2009, the Company has contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest. The Company accounts for its investment in

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SHPIII/CSL Richmond Heights under the equity method of accounting and the Company recognized a loss in the equity of SHPIII/CSL Richmond Heights of ($0.1) million in fiscal 2009. The Company earned $1.0 million and $0.1 million in development fees from SHPIII/CSL Richmond Heights in fiscal 2008 and 2007, respectively. In addition, the Company earned $12,500 and $0.1 million in pre-marketing fees on the community in fiscal 2009 and 2008, respectively. The Company earned $0.1 million in management fees on the community in fiscal 2009.

SHPIII/CSL Levis Commons:  In December 2007, the Company and SHPIII entered into SHPIII/CSL Levis Commons to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 101 independent living units and 45 assisted living units with a capacity of 197 residents and opened in April 2009. As of December 31, 2009, the Company has contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest. The Company accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting and the Company recognized a loss in the equity of SHPIII/CSL Levis Commons of ($0.2) million in fiscal 2009. The Company earned $1.1 million and $22,000 in development fees from SHPIII/CSL Levis Commons in fiscal 2008 and 2007, respectively. In addition, the Company earned $12,500 and $0.1 million in pre-marketing fees on the community in fiscal 2009 and 2008, respectively. The Company earned $0.1 million in management fees on the community in fiscal 2009.

16.	Allowance for Doubtful Accounts

The components of the allowance for doubtful accounts are as follows (in thousands):

	December 31,
	2009	2008	2007

Balance at beginning of year	$1,541	$1,043	$807
Provision for bad debts, net of recoveries	344	556	330
Write-offs and other	(312)	(58)	(94)

Balance at end of year	$1,573	$1,541	$1,043

17.	Leases

The Company currently leases 25 senior living communities with certain REITs. The lease terms are generally for ten years with renewal options for 10-20 years at the Company’s option. Under these lease agreements the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes.

The Ventas Lease Agreements, which cover ten senior living facilities, each have an initial term of approximately ten years, with two five year renewal extensions available at the Company’s option. The initial lease rate under each of the Ventas Lease Agreements range from 7.75% to 8% and are subject to certain conditional escalation clauses which will be recognized when estimatable or incurred. The initial terms of the Ventas Lease Agreements expire on various dates through January 2018. The Company incurred $2.2 million in lease acquisition costs related to the Ventas Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10 year lease term and are included in facility lease expense in the Company’s statement of income. The Company accounts for each of the Ventas Lease Agreements as operating leases.

The HCP Lease Agreements, which cover 15 senior living facilities, each have an initial term of ten years, with two ten year renewal extensions available at the Company’s option. The initial lease rate under the HCP Lease Agreements range from 7.25% to 8% and are subject to certain conditional escalation clauses which will be recognized when estimatable or incurred. The initial terms on the HCP Lease Agreements expire on various dates through December 2017. The Company incurred $1.5 million in lease acquisition costs related to the HCP Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10 year lease terms and are

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in facility lease expense in the Company’s statement of income. The Company accounts for each of the HCP Lease Agreements as operating leases.

At December 31, 2009 and 2008, the Company had gross deferred lease costs of $3.9 million and $3.7 million, respectively. Accumulated amortization at December 31, 2009 and 2008 was $1.3 million and $1.0 million, respectively. Amortization expense is expected to be approximately $0.4 million in each of the next five fiscal years.

In addition, the Company leases its corporate headquarters in Dallas, Texas, an office in New York City and various lease contracts for a duration of 5 years or less on autos, buses and office equipment. The lease on the corporate headquarters expires in February 2013. The Company incurred $29.7 million, $28.8 million and $27.5 million in lease expense during fiscal 2009, 2008, and 2007, respectively.

Future minimum lease commitments as of December 31, 2009, are as follows (in thousands):

2010	$29,570
2011	29,535
2012	29,509
2013	29,141
2014	28,885
Thereafter	34,709

$181,349

18.	Subsequent Events

On January 4, 2010, the Company announced that Midwest I has entered into an agreement to sell five senior living communities to Health Care REIT, Inc. (“HCN”). Upon closing the transaction, the Company will lease the communities from HCN. The Company currently manages the five communities in the Midwest I joint venture under long-term management agreements.

On February 25, 2010, the Company announced that its Board of Directors has unanimously adopted a new stockholder rights plan to become effective upon the expiration of its existing rights agreement. The Company’s existing rights agreement expired on March 9, 2010. The provisions in the new rights agreement are significantly more shareholder-friendly than the agreement it replaces, including an “acquiring person” trigger of 20 percent versus the current 15 percent trigger; a term of no more than three years versus the current ten-year term; and a requirement that the agreement must be approved by a vote of the stockholders at the Company’s 2010 annual meeting.

On March 4, 2010, the Company executed a second amendment to its master lease agreement associated with nine of its leases with HCP to effectively combine the lessees into one master lease and extend the lease terms through October 31, 2018. No other significant changes to the lease agreements occurred in conjunction with the modification in lease terms.

On March 8, 2010, the Company announced that Midwest II has entered into an agreement to sell three senior living communities to HCN. Upon closing the transaction, the Company will lease the communities from HCN. The Company currently manages the three communities in the Midwest II joint venture under long-term management agreements.

No other matters were identified or have been considered for disclosure or recognition in the Company’s consolidated financial statements subsequent to the public filing of this report with the Securities and Exchange Commission.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Capital Senior Living Corporation

We have audited Capital Senior Living Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Capital Senior Living Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Capital Senior Living Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital Senior Living Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 11, 2010, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Dallas, Texas
March 11, 2010

INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

Exhibit
Number			Description

3.1		—	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)
3	.1.1	—	Amendment to Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)
3.2		—	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)
3	.2.1	—	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)
3	.2.2	—	Amendment No. 2 to Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2.2 to the Company’s Annual Report on Form 10-K for the year period ended December 31, 2002, filed by the Company with the Securities and Exchange Commission.)
4.1		—	Rights Agreement, dated as of March 9, 2000, between Capital Senior Living Corporation and ChaseMellon Shareholder Services, L.L.C., which includes the form of Certificate of Designation of Series A Junior Participating Preferred Stock, $.01 par value, as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary of Rights as Exhibit C (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated March 9, 2000, filed by the Company with the Securities and Exchange Commission.)
4.2		—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock, $.01 par value (included as Exhibit A to the Rights Agreement, which is Exhibit 4.1 hereto)
4.3		—	Form of Right Certificate (included as Exhibit B to the Rights Agreement, which is Exhibit 4.1 hereto)
4.4		—	Form of Summary of Rights (included as Exhibit C to the Rights Agreement, which is Exhibit 4.1 hereto)
4.5		—	Specimen of legend to be placed, pursuant to Section 3(c) of the Rights Agreement, on all new Common Stock certificates issued after March 20, 2000 and prior to the Distribution Date upon transfer, exchange or new issuance (included in Section 3(c) of the Rights Agreement, which is Exhibit 4.1 hereto)
4.6		—	1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation, as amended (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on December 3, 1999, by the Company with Securities and Exchange Commission.)
4.7		—	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)
4.8		—	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)
4	.9.	—	Rights Agreement, dated as of February 25, 2010, by and between Capital Senior Living Corporation and Mellon Investor Services LLC, including all exhibits thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K on February 25, 2010).
4.10		—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock, par value $0.01 per share (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K on February 25, 2010).
4.11		—	Form of Right Certificate (included as Exhibit B to the Rights Agreement, which is Exhibit 4.9 hereto).

Exhibit
Number			Description

4.12		—	Form of Summary of Rights (included as Exhibit C to the Rights Agreement, which is Exhibit 4.9 hereto).
10.1		—	1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation, as amended (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on December 3, 1999, by the Company with Securities and Exchange Commission.)
10	.1.1	—	Form of Stock Option Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed on December 3, 1999, by the Company with Securities and Exchange Commission.)
10.3		—	Employment Agreement, dated as of November 1, 1996, by and between Capital Senior Living Corporation and Lawrence A. Cohen (Incorporated by reference to Exhibit 10.11 from the Registration Statement No. 333-33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.)
10.4		—	Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and David R. Brickman (Incorporated by reference to Exhibit 10.12 to the Registration Statement No. 333-33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.)
10.5		—	Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and Keith N. Johannessen (Incorporated by reference to Exhibit 10.13 from the Registration Statement No. 333-33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.
10.6		—	Employment Agreement, dated as of December 10, 1996, by and between Capital Senior Living, Inc. and Rob L. Goodpaster (Incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.)
10.7		—	Agreement of Limited Partnership of Triad Senior Living II, L.P. dated September 23, 1998 (Incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.)
10.8		—	Agreement of Limited Partnership of Triad Senior Living III, L.P. dated November 10, 1998 (Incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.)
10.9		—	First Amendment to Amended and Restated Employment Agreement of James A. Stroud, dated March 22, 1999, by and between James A. Stroud and Capital Senior Living Corporation (Incorporated by reference to the Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)
10.10		—	Second Amendment to Amended and Restated Employment Agreement of James A. Stroud, dated May 31, 1999, by and between James A. Stroud and Capital Senior Living Corporation (Incorporated by reference to the Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)
10.11		—	Agreement of Limited Partnership of Triad Senior Living IV, L.P. dated December 22, 1998 (Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.)
10.12		—	Employment Agreement, dated May 26, 1999, by and between Lawrence A. Cohen and Capital Senior Living Corporation (Incorporated by reference to the Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)
10.13		—	Employment Agreement, dated May 25, 1999, by and between Ralph A. Beattie and Capital Senior Living Corporation (Incorporated by reference to the Exhibit 10.76 to the Company’s Annual Report on Form 10-K, dated March 30, 2000, filed by the Company with the Securities and Exchange Commission.)

Exhibit
Number			Description

10.14		—	Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, L.P. (Incorporated by reference to the Exhibit 10.78 to the Company’s Annual Report on Form 10-K, dated March 30, 2000, filed by the Company with the Securities and Exchange Commission.)
10	.14.1	—	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, LP. (Incorporated by reference to the Exhibit 10.10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed by the Company with the Securities and Exchange Commission.)
10.15		—	First Amendment to Triad II Partnership Agreement (Incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K, dated August 15, 2000, filed by the Company with the Securities and Exchange Commission.)
10.16		—	Third Amendment to Amended and Restated Employment Agreement of James A. Stroud, dated November 8, 2000, by and between James A. Stroud and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.96 to the Company’s Annual Report on Form 10-K, dated March 26, 2002, filed by the Company with the Securities and Exchange Commission.)
10.17		—	Support Agreement dated as of September 11, 2002 by and between Capital Senior Living, Inc., Triad I, Triad II, Triad III, Triad IV and Triad V. (Incorporated by reference to Exhibit 10.102 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed by the Company with the Securities and Exchange Commission.)
10.18		—	Fourth Amendment to Amended and Restated Employment Agreement of James A. Stroud, dated January 16, 2003 by and between James A. Stroud and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.105 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)
10.19		—	Second Amendment to the Employment Agreement of Lawrence A. Cohen, dated January 27, 2003 by and between Lawrence A. Cohen and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.106 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)
10.20		—	First Amendment to the Employment Agreement of Keith N. Johannessen, dated January 17, 2003 by and between Keith N. Johannessen and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.107 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)
10.21		—	First Amendment to the Employment Agreement of Ralph A. Beattie, dated January 21, 2003 by and between Ralph A. Beattie and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.108 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)
10.22		—	Second Amendment to the Employment Agreement of David R. Brickman, dated January 27, 2003 by and between David R. Brickman and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.109 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)
10.23		—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living I, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.110 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)
10	.23.1	—	Amended and Restated Draw Promissory Note (Fairfield), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.111.1 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)
10	.23.2	—	Amended and Restated Draw Promissory Note (Oklahoma City), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.111.2 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)
10	.23.3	—	Amended and Restated Draw Promissory Note (Plano), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.111.3 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

Exhibit
Number		Description

10.24	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living III, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.112 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)
10.25	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living IV, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.113 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)
10.26	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living V, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.114 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)
10.28	—	Form of Restricted Stock Award Under the 1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 10, 2005, filed by the Company with the Securities and Exchange Commission.)
10.29	—	Master Lease Agreement, dated June 30, 2005, between Ventas Amberleigh, LLC and Capital Senior Management 2, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, dated June 30, 2005, filed by the Company with the Securities and Exchange Commission on July 11, 2005.)
10.30	—	Schedule identifying substantially identical agreements to Exhibit 10.63 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, dated June 30, 2005, filed by the Company with the Securities and Exchange Commission on July 11, 2005.)
10.31	—	Loan Agreement, dated July 18, 2005, by Capital Senior Living Peoria, LLC and GMAC Commercial Mortgage Bank (Incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 18, 2005, filed by the Company with the Securities and Exchange Commission.)
10.32	—	Schedule identifying substantially identical agreements to Exhibit 10.65 (Incorporated by reference to the Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated July 18, 2005, filed by the Company with the Securities and Exchange Commission.)
10.33	—	Master Lease Agreement, dated October 18, 2005, between Ventas Georgetowne, LLC and Capital Senior Management 2, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 18, 2005, filed by the Company with the Securities and Exchange Commission.)
10.34	—	Contract of Acquisition, dated as of March 7, 2006, between Health Care Property Investors, Inc. and Capital Senior Living Properties 2 — Crosswood Oaks, Inc., Capital Senior Living Properties 2 — Tesson Heights, Inc. and Capital Senior Living Properties 2 — Veranda Club, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 7, 2006, filed by the Company with the Securities and Exchange Commission.)
10.35	—	Contract of Acquisition, dated as of March 7, 2006, between Texas HCP Holding, L.P. and Capital Senior Living Acquisition, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 7, 2006, filed by the Company with the Securities and Exchange Commission.)
10.36	—	Agreement of Purchase and Sale of Real Property, dated March 10, 2006, by and between Covenant Place of Abilene, Inc. and Capital Senior Living Acquisition, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 7, 2006, filed by the Company with the Securities and Exchange Commission.)
10.37	—	Schedule identifying substantially identical agreements to Exhibit 10.70 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 7, 2006, filed by the Company with the Securities and Exchange Commission.)
10.38	—	Master Lease Agreement, dated May 31, 2006, between subsidiaries of the Company and HCP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.)

Exhibit
Number		Description

10.39	—	Lease, dated May 31, 2006, between subsidiaries of the Company and HCP regarding the Crosswood Oaks Facility in Citrus Heights, California (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.)
10.40	—	Schedule identifying substantially identical agreements to Exhibit 10.73 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.)
10.41	—	Multifamily Note, dated June 9, 2006, executed by Triad Senior Living II, L.P. in favor of Capmark. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 9, 2006, filed by the Company with the Securities and Exchange Commission.)
10.42	—	Schedule identifying substantially identical agreements to Exhibit 10.75 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 9, 2006, filed by the Company with the Securities and Exchange Commission.)
10.43	—	Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing, dated June 9, 2006, by Triad Senior Living II, L.P. to Ed Stout, as trustee, for the benefit of Capmark. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated June 9, 2006, filed by the Company with the Securities and Exchange Commission.)
10.45	—	Loan Agreement, dated June 20, 2006, by and between Triad Senior Living III, L.P. and Capmark Bank. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 20, 2006, filed by the Company with the Securities and Exchange Commission.)
10.46	—	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8, dated May 31, 2007, filed by the Company with the Securities and Exchange Commission.)
10.47	—	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8, dated May 31, 2007, filed by the Company with the Securities and Exchange Commission.)
10.48	—	Multifamily Note dated May 3, 2007 executed by Triad Senior Living III, L.P. in favor of Capmark Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.)
10.49	—	Schedule identifying substantially identical agreements to Exhibit 10.3 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.)
10.50	—	Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing dated May 3, 2007 by Triad Senior Living III, L.P. in favor of Chicago Title Insurance Company, as trustee for the benefit of Capmark Bank. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.)
10.51	—	Schedule identifying substantially identical agreements to Exhibit 10.5. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.)
10.52	—	Asset Purchase Agreement, dated December 21, 2007, by and among the sellers identified therein, Capital Senior Living Acquisition, LLC and Hearthstone Senior Services, L.P. (Incorporated by reference to the Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated December 28, 2007, filed by the Company with the Securities and Exchange Commission.)
10.53	—	Settlement Agreement, dated March 19, 2008, by and among Capital Senior Living Corporation, West Creek Capital LLC, Harvey Hanerfeld and Roger Feldman. (Incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 26, 2008.)
10.54	—	Settlement Agreement, dated March 19, 2008, by and among Capital Senior Living Corporation, Boston Avenue Capital, LLC, York town Avenue Capital, LLC, Stephen J. Heyman, and James F. Adelson (Incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 26, 2008.)

Exhibit
Number			Description

10.55		—	Severance Agreement, dated December 12, 2008, by and among Capital Senior Living Corporation and James A. Stroud. (Incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on December 16, 2008.)
*21	.1	—	Subsidiaries of the Company
*23	.1	—	Consent of Ernst & Young LLP
*31	.1	—	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
*31	.2	—	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
*32	.1	—	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	—	Certification of Ralph A. Beattie pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.