Form 10-Q
period 2010-03-31
CAPITAL SENIOR LIVING CORP
filed 2010-05-06
CIK 1043000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
As of May 3, 2010, the Registrant had 27,028,259 outstanding shares of its Common Stock, $0.01 par value, per share.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,654	$28,972
Restricted cash	2,169	2,167
Accounts receivable, net	3,145	3,340
Accounts receivable from affiliates	369	424
Federal and state income taxes receivable	650	1,493
Deferred taxes	1,121	1,208
Assets held for sale	354	354
Property tax and insurance deposits	6,923	8,632
Prepaid expenses and other	2,010	4,010

Total current assets	50,395	50,600
Property and equipment, net	298,813	300,678
Deferred taxes	7,457	7,781
Investments in joint ventures	6,331	6,536
Other assets, net	14,889	14,908

Total assets	$377,885	$380,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,534	$2,037
Accrued expenses	11,107	12,287
Current portion of notes payable	8,555	9,347
Current portion of deferred income	6,980	6,838
Customer deposits	1,282	1,295

Total current liabilities	29,458	31,804
Deferred income	15,919	16,747
Notes payable, net of current portion	172,967	173,822
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares — 65,000; issued and outstanding shares 27,031 and 26,945 in 2010 and 2009, respectively	274	273
Additional paid-in capital	132,261	131,576
Retained earnings	27,940	27,215
Treasury stock, at cost — 350 shares	(934)	(934)

Total shareholders’ equity	159,541	158,130

Total liabilities and shareholders’ equity	$377,885	$380,503

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Resident and health care revenue	$42,869	$42,599
Unaffiliated management services revenue	18	18
Affiliated management services revenue	709	622
Community reimbursement revenue	4,312	4,736

Total revenues	47,908	47,975
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	26,316	25,969
General and administrative expenses	3,031	2,992
Facility lease expense	6,425	6,408
Stock-based compensation expense	301	331
Depreciation and amortization	3,457	3,253
Community reimbursement expense	4,312	4,736

Total expenses	43,842	43,689

Income from operations	4,066	4,286
Other income (expense):
Interest income	9	22
Interest expense	(2,862)	(2,948)
Other income	56	69

Income before provision for income taxes	1,269	1,429
Provision for income taxes	(544)	(609)

Net income	$725	$820

Per share data:
Basic net income per share	$0.03	$0.03

Diluted net income per share	$0.03	$0.03

Weighted average shares outstanding — basic	26,540	26,346

Weighted average shares outstanding — diluted	26,638	26,395

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2010	2009
Operating Activities
Net income	$725	$820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,457	3,249
Amortization	—	4
Amortization of deferred financing charges	83	84
Amortization of deferred lease costs	95	92
Deferred income	(686)	(462)
Deferred income taxes	411	544
Equity in the earnings of unconsolidated joint ventures	(56)	(69)
Provision for bad debts	72	10
Stock based compensation expense	301	331
Changes in operating assets and liabilities:
Accounts receivable	123	5
Accounts receivable from affiliates	55	404
Property tax and insurance deposits	1,709	2,178
Prepaid expenses and other	2,000	2,122
Other assets	(159)	(400)
Accounts payable	(503)	(701)
Accrued expenses	(1,180)	(2,819)
Federal and state income taxes receivable	843	(24)
Customer deposits	(13)	(74)

Net cash provided by operating activities	7,277	5,294
Investing Activities
Capital expenditures	(1,592)	(1,647)
Proceeds from the sale of assets	—	—
Net investment in limited partnerships	261	206

Net cash used in investing activities	(1,331)	(1,441)
Financing Activities
Increase in restricted cash	(2)	(2,160)
Repayments of notes payable	(1,647)	(2,266)
Cash proceeds from the issuance of common stock	339	5
Excess tax benefits on stock option exercised	46	—
Purchases of treasury stock	—	(904)

Net cash used in financing activities	(1,264)	(5,325)

Increase (decrease) in cash and cash equivalents	4,682	(1,472)
Cash and cash equivalents at beginning of period	28,972	25,880

Cash and cash equivalents at end of period	$33,654	$24,408

Supplemental Disclosures
Cash paid during the period for:
Interest	$2,775	$2,862

Income taxes	$60	$92

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
1. BASIS OF PRESENTATION
Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior living communities throughout the United States. As of March 31, 2010, the Company operated 66 senior living communities in 23 states with an aggregate capacity of approximately 10,200 residents, including 40 senior living communities which the Company either owned or in which the Company had an ownership interest, 25 senior living communities that the Company leased and one senior living community it managed for a third party. As of March 31, 2010, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company accounts for significant investments in unconsolidated companies, in which the Company has significant influence, using the equity method of accounting.
The accompanying consolidated balance sheet, as of December 31, 2009, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2009, and the accompanying unaudited consolidated financial statements, as of March 31, 2010 and 2009, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2010.
In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2010, results of operations for the three months ended March 31, 2010 and 2009, respectively, and cash flows for the three months ended March 31, 2010 and 2009. The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results for the year ending December 31, 2010.
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

Assets Held for Sale
Assets are classified as held for sale when the Company has committed to selling the asset and believes that it will be disposed of within one year. The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The fair value of properties are generally determined based on market rates, industry trends and recent comparable sales transactions. The Company had one parcel of land, in Fort Wayne, Indiana, held for sale at March 31, 2010.
The Company currently estimates that the parcel of land held for sale in Fort Wayne, Indiana, has an aggregate fair value, net of costs of disposal, that exceeds its carrying value of $0.4 million at March 31, 2010. The amount that the Company will ultimately realize on the parcel of land could differ materially from this estimate.
Lease Accounting
The Company determines whether to account for its leases as either operating, capital or financing leases depending on the underlying terms of each lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of March 31, 2010, the Company leased 25 communities and classified each of the leases as an operating lease. The Company incurs lease acquisition costs and amortizes these costs over the term of the respective lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions and as such any related gains have been deferred and are being amortized over the respective lease term.
Facility lease expense in the Company’s statement of income includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains.
There are various financial covenants and other restrictions in our lease agreements. The Company was in compliance with all of its lease covenants at March 31, 2010 and 2009.
Income Taxes
At March 31, 2010, the Company had recorded on its consolidated balance sheet deferred tax assets of approximately $8.6 million. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated future expectations of net income and various tax planning strategies that it believes are both prudent and feasible, including various strategies to utilize net built-in gains on the Company’s appreciated assets. However, the benefits of the net deferred tax assets might not be realized if actual results differ from expectations. The Company believes based upon this analysis that the realization of the net deferred tax assets is reasonably assured and therefore has not provided for a valuation allowance.
The Company evaluates uncertain tax positions through consideration of accounting and reporting guidance on thresholds, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. The Company is required to recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. The Company is not subject to income tax examinations for tax years prior to 2006.
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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Three Months Ended
	March 31,
	2010	2009
Net income	$725	$820
Net income allocable to unvested restricted shares	(13)	(20)

Undistributed net income attributable to common shares	$712	$800

Weighted average shares outstanding – basic	26,540	26,346
Effects of dilutive securities:
Employee equity compensation plans	98	49

Weighted average shares outstanding – diluted	26,638	26,395

Basic income per share	$0.03	$0.03

Diluted income per share	$0.03	$0.03

Awards of unvested restricted stock representing approximately 463,000 and 672,000 shares were outstanding for the first quarters ended March 31, 2010 and 2009, respectively, and were included in the computation of allocable net income.
Treasury Stock
The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.
New Accounting Guidance
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10 (formerly FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)) requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and was effective for the Company on January 1, 2010. The adoption did not have an impact on the Company’s earnings or financial position.
3. TRANSACTIONS WITH AFFILIATES
Midwest I
In January 2006, the Company announced the formation of Midwest Portfolio Holdings, L.P. (“Midwest I”) with GE Healthcare Financial Services (“GE Healthcare”) to acquire five senior housing communities from a third party. Midwest I is owned approximately 89% by GE Healthcare and 11% by the Company. As of March 31, 2010, the Company has contributed $2.7 million for its interests in Midwest I. The Company manages the five acquired communities under long-term management agreements with Midwest I. The Company accounts for its investment in Midwest I under the equity method of accounting and the Company recognized earnings in the equity of Midwest I of $59,000 and $39,000 in the quarters ended March 31, 2010 and 2009, respectively. In addition, the Company earned $0.1 million in management fees on the Midwest I communities during each of the quarters ended March 31, 2010 and 2009. On April 16, 2010, Midwest I closed the sale of the Midwest I subsidiaries that own the five senior housing communities to Health Care REIT, Inc. (“HCN”). Upon closing the sale, the Company leased the five senior housing communities from HCN. The Company received cash proceeds from the sale of approximately $3.2 million resulting in a gain to the Company of approximately $0.8 million for its respective ownership interest in Midwest I which will be deferred and recognized as a reduction in facility rent expense over the leases’ initial term.
Midwest II
In August 2006, the Company announced the formation of Midwest Portfolio Holding II, L.P. (“Midwest II”) with GE Healthcare to acquire three senior housing communities from a third party. Midwest II is owned approximately 85% by GE Healthcare and 15% by the Company. As of March 31, 2010, the Company has contributed $1.6 million for its interests in Midwest II. The Company manages the three acquired communities under long-term management agreements with Midwest II. The Company accounts for its investment in Midwest II under the equity method of accounting and the Company recognized earnings in the equity of Midwest II of $46,000 and $18,000 in the quarters ended March 31, 2010 and 2009, respectively. In addition, the Company earned $0.1 million in management fees on the Midwest II communities during each of the quarters ended March 31, 2010 and 2009. On April 30, 2010, Midwest II closed the sale of the Midwest II subsidiaries that own the three senior housing communities to HCN. Upon closing the sale, the Company leased the three senior housing communities from HCN. The Company received cash proceeds from the sale of approximately $1.3 million resulting in a gain to the Company of approximately $0.3 million for its respective ownership interest in Midwest II which will be deferred and recognized as a reduction in facility rent expense over the leases’ initial term.
SHPII/CSL
In November 2004, the Company with Senior Housing Partners II, L.P. (“SHPII”) formed four joint ventures (collectively, “SHPII/CSL”) that own four senior living communities (the “Spring Meadows Communities”). SHPII/CSL is owned 95% by SHPII, a fund managed by Prudential Real Estate Investors (“Prudential”), and 5% by the Company. As of March 31, 2010, the Company has contributed $1.3 million for its interests in SHPII/CSL. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $70,000 and $55,000 in the three months ended March 31, 2010 and 2009, respectively. In addition, the Company earned $0.3 million in management fees on the Spring Meadows Communities during each of the quarters ended March 31, 2010 and 2009.
SHPIII/CSL Miami
In May 2007, the Company with Senior Housing Partners III, L.P. (“SHPIII”) formed SHPIII/CSL Miami, L.L.C. (“SHPIII/CSL Miami”) to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community opened in August 2008. As of March 31, 2010, the Company has contributed $0.8 million to SHPIII/CSL Miami for its 10% interest. The Company accounts for its investment in SHPIII/CSL Miami under the equity method of accounting and the Company recognized losses in the equity of SHPIII/CSL Miami of ($38,000) and ($43,000) in the quarters ended March 31, 2010 and 2009, respectively. In addition, the Company earned $38,000 in management fees on the SHPIII/CSL Miami community during each of the quarters ended March 31, 2010 and 2009.
SHPIII/CSL Richmond Heights
In November 2007, the Company with SHPIII formed SHPIII/CSL Richmond Heights, L.L.C. (“SHPIII/CSL Richmond Heights”) to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community opened in April 2009. As of March 31, 2010, the Company has contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest and accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting and the Company recognized a loss in the equity of SHPIII/CSL Richmond Heights of ($40,000) in the quarter ended March 31, 2010. In addition, the Company earned $38,000 in management fees on the SHPIII/CSL Richmond Heights community during the first quarter of fiscal 2010. During the first quarter of fiscal 2009, the Company earned $12,500 in pre-marketing fees from SHPIII/CSL Richmond Heights.
SHPIII/CSL Levis Commons
In December 2007, the Company with SHPIII formed SHPIII/CSL Levis Commons, L.L.C. (“SHPIII/CSL Levis Commons”) to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community opened in April 2009. As of March 31, 2010, the Company has contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest and accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting and the Company recognized a loss in the equity of SHPIII/CSL Levis Commons of ($41,000) in the quarter ended March 31, 2010. In addition, the Company earned $38,000 in management fees on the SHPIII/CSL Levis Commons community during the first quarter of fiscal 2010. During the first quarter of fiscal 2009, the Company earned $12,500 in pre-marketing fees from SHPIII/CSL Levis Commons.
4. DEBT TRANSACTIONS
On October 31, 2009, the Company renewed certain insurance policies and entered into a finance agreement totaling $0.5 million. The finance agreement has a fixed interest rate of 3.66% with principal being repaid over a 10-month term.

On May 31, 2009, the Company renewed certain insurance policies and entered into a finance agreement totaling $1.6 million. The finance agreement has a fixed interest rate of 3.66% with principal being repaid over a 10-month term.
The Company has been renegotiating the loan agreement for a promissory note past its maturity date held by a Lehman securitized trust (“securitized promissory note”). The securitized promissory note was a debt obligation of one of the Company’s wholly owned subsidiaries and matured on September 1, 2009. The securitized promissory note carried an outstanding balance of $4.6 million which was collateralized with the assets of the subsidiary and was nonrecourse to the Company. On April 15, 2010, the Company negotiated a pay-off settlement of $3.7 million, excluding amounts reserved and escrowed, with the servicer of the securitized promissory note with no further obligation to the Company’s subsidiary.
The 25 senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At March 31, 2010 and December 31, 2009, these communities carried a total net book value of $223.1 million and $224.9 million, respectively, with total mortgage loans outstanding of $181.3 million and $182.3 million, respectively. The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of certain promissory notes. With the exception of the aforementioned securitized promissory note, the Company was in compliance with all of its debt covenants at March 31, 2010 and 2009.
5. EQUITY
Preferred Stock
     The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Board without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of March 31, 2010 and 2009.
Share Repurchases
     On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. Shares of stock repurchased under the program will be held as treasury shares. Pursuant to this authorization, during fiscal 2009, the Company purchased 349,800 shares at an average cost of $2.67 per share for a total cost to the Company of approximately $0.9 million. All such purchases were made in open market transactions. No shares were purchased by the Company during the first quarter of fiscal 2010.
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

Stock Options
The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for employees, officers and directors and to align more closely stockholder and employee interests. The Company’s options generally vest over a period of one to five years and the related expense is amortized on a straight-line basis over the vesting period.
A summary of the Company’s stock option activity and related information for the three months ended March 31, 2010, is presented below:

	Outstanding
	Beginning of				Outstanding	Options
	Period	Granted	Exercised	Forfeited	End of Period	Exercisable
Shares	642,120	—	93,052	14,924	534,144	534,144
Weighted average price	$4.34	$—	$3.63	$3.63	$4.48	$4.48
The options outstanding and the options exercisable at March 31, 2010, each had an intrinsic value of $0.8 million.
Restricted Stock
The Company may grant restricted stock awards to employees, officers, and directors. Restricted stock awards generally vest over a period of three to four years but such awards are considered outstanding at the time of grant, since the holders thereof are entitled to dividends and voting rights. The Company recognizes compensation expense of a restricted stock award over its vesting period based on the fair value of the award on the grant date, net of forfeitures.
A summary of the Company’s restricted stock awards activity and related information for the three months ended March 31, 2010, is presented below:

	Outstanding at
	Beginning of				Outstanding
	Period	Issued	Vested	Forfeited	End of Period
Shares	649,207	—	178,015	8,020	463,172
The restricted stock outstanding at March 31, 2010, had an intrinsic value of $2.4 million.
Stock Based Compensation
The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options and restricted stock awards. The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option or award and the risk free interest rate. The expected volatility used by the Company is based primarily on an analysis of historical prices of the Company’s common stock. The expected term of options and awards granted is based primarily on historical exercise and vesting patterns on the Company’s outstanding stock options and restricted stock awards. The risk free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not currently plan to pay dividends on its common stock and therefore has used a dividend yield of zero in determining the fair value of its options and awards. The option and award forfeiture rate assumptions used by the Company, which affects the expense recognized as opposed to the fair value of the awards, is based primarily on the Company’s historical option and award forfeiture patterns. The Company issued no stock options during the first quarter of fiscal 2010 and 2009.
The Company has total stock-based compensation expense, including estimated forfeitures, of $1.4 million not recognized as of March 31, 2010, and expects this expense to be recognized over approximately a three to four year period.
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

8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and fair values of financial instruments at March 31, 2010, and December 31, 2009, are as follows (in thousands):

	2010		2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$33,654	$33,654	$28,972	$28,972
Restricted cash	2,169	2,169	2,167	2,167
Notes payable	181,522	165,555	183,169	170,393
The following methods and assumptions were used in estimating its fair value disclosures for financial instruments:
Cash and cash equivalents and Restricted cash: The carrying amounts reported in the balance sheets for cash and cash equivalents and restricted cash approximate fair value.
Notes payable: The fair value of notes payable is estimated using discounted cash flow analysis, based on current incremental borrowing rates for similar types of borrowing arrangements.
The global markets have experienced disruption in the credit markets. The full extent of these disruptions on the market and the ultimate severity and length is not predictable. Therefore, the estimated fair value of these assets and liabilities could be affected by these market changes and this effect could be material.
9. SUBSEQUENT EVENTS
On April 15, 2010, the Company negotiated a pay-off settlement of $3.7 million, excluding amounts reserved and escrowed, with the servicer of a promissory note past its maturity date held by a Lehman securitized trust (“securitized promissory note”). The securitized promissory note was a debt obligation of one of the Company’s wholly owned subsidiaries and matured on September 1, 2009. The securitized promissory note carried an outstanding principal balance of $4.6 million which was collateralized with the assets of the subsidiary and was nonrecourse to the Company.
On April 16, 2010, Midwest I closed the sale of the Midwest I subsidiaries that own five senior housing communities to HCN. Upon closing the sale, the Company leased the five senior housing communities from HCN. The Company received cash proceeds of approximately $3.2 million resulting in a gain to the Company of approximately $0.8 million for its respective ownership interest in Midwest I which will be deferred and recognized as a reduction in facility rent expense over the leases’ initial term.
On April 30, 2010, Midwest II closed the sale of the Midwest II subsidiaries that own three senior housing communities to HCN. Upon closing the sale, the Company leased the three senior housing communities from HCN. The Company received cash proceeds of approximately $0.3 million resulting in a gain to the Company of approximately $1.3 million for its respective ownership interest in Midwest II which will be deferred and recognized as a reduction in facility rent expense over the leases’ initial term.
No other matters were identified or have been considered for disclosure or recognition in the Company’s consolidated financial statements subsequent to the public filing of this report with the SEC.

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
Overview
The following discussion and analysis addresses (i) the Company’s results of operations for the three months ended March 31, 2010 and 2009, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
As of March 31, 2010, the Company operated 66 senior living communities in 23 states with an aggregate capacity of approximately 10,200 residents, including 25 senior living communities that the Company owned, 15 senior living communities in which the Company had an ownership interest, 25 senior living communities that the Company leased and one senior living community that it managed for a third party. As of March 31, 2010, the Company also operated one home care agency.
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
The Company primarily derives its revenue by providing senior living and healthcare services to the elderly and managing senior living communities for other healthcare providers and under joint venture arrangements. During the first quarter of fiscal 2010, the Company generated revenues totaling $47.9 million of which approximately 89.5% of these revenues consisted of senior living and healthcare services.
During the first quarter of fiscal 2010, the Company was able to repay $1.6 million of its outstanding debt obligations, further reducing its exposure to the volatility in the credit markets. These repayments enabled the Company to reduce interest expense by approximately $86,000 or 3% during the first quarter of fiscal 2010 when compared to the first quarter of fiscal 2009.
The senior living industry continues to be negatively impacted by unfavorable conditions in the housing, credit and financial markets and deteriorating conditions in the overall economy, generally resulting in lower than anticipated occupancy rates. During the first quarter of fiscal 2010 and throughout fiscal 2009, in response to these conditions, the Company has continued to focus on maintaining an emphasis on occupancy increases, improvement in rental rates, expense management and growth in net operating income per unit, increasing levels of care through conversions, and other opportunities to enhance shareholder value.

Joint Venture Transactions and Management Contracts
As of March 31, 2010, the Company managed 15 communities owned by joint ventures in which the Company has a minority interest and one community owned by a third party. For communities owned by joint ventures and third parties, the Company typically receives a management fee of 5% of gross revenues.
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
Midwest I Transaction
In January 2006, the Company and GE Healthcare formed Midwest I to acquire five senior housing communities from a third party. Midwest I is owned approximately 89% by GE Healthcare and 11% by the Company. As of March 31, 2010, the Company has contributed $2.7 million for its interest in Midwest I. Midwest I paid approximately $46.9 million for the five communities. The five communities comprise 293 assisted living units with a combined capacity of 391 residents. The Company manages the five acquired communities under long-term management agreements with Midwest I. The Company accounts for its investment in Midwest I under the equity method of accounting and the Company recognized earnings in the equity of Midwest I of $59,000 and $39,000 in the quarters ended March 31, 2010 and 2009, respectively. In addition, the Company earned $0.1 million in management fees on the Midwest I communities during each of the quarters ended March 31, 2010 and 2009.
The Company is party to a series of property management agreements (the “Midwest I Agreements”) to manage the five communities acquired by Midwest I. The Midwest I Agreements are for an initial term of five years and currently extend until various dates through February 2011, and the agreements contain automatic one year renewals thereafter. The Midwest I Agreements generally provide for a management fee of 5% of gross revenues. On April 16, 2010, Midwest I closed the sale of the Midwest I subsidiaries that own five senior housing communities to HCN. Upon closing the sale, the Company leased the five senior housing communities from HCN. The Company received cash proceeds of approximately $3.2 million resulting in a gain to the Company of approximately $0.8 million for its respective ownership interest in Midwest I which will be deferred and recognized as a reduction in facility rent expense over the leases’ initial term.
Midwest II Transaction
In August 2006, the Company and GE Healthcare formed Midwest II to acquire three senior housing communities from a third party. Midwest II is owned approximately 85% by GE Healthcare and 15% by the Company. As of March 31, 2010, the Company has contributed $1.6 million for its interest in Midwest II. Midwest II paid approximately $38.2 million for the three communities. The three communities comprise 300 assisted living and memory care units with a combined capacity of 348 residents. The Company manages the three acquired communities under long-term management agreements with Midwest II. The Company accounts for its investment in Midwest II under the equity method of accounting and the Company recognized earnings in the equity of Midwest II of $46,000 and $18,000 in the quarters ended March 31, 2010 and 2009, respectively. In addition, the Company earned $0.1 million in management fees on the Midwest II communities during each of the quarters ended March 31, 2010 and 2009.
The Company is party to a series of property management agreements (the “Midwest II Agreements”) to manage the three communities acquired by Midwest II. The Midwest II Agreements are for an initial term of five years and currently extend until various dates through August 2011, and the agreements contain automatic one year renewals thereafter. The Midwest II Agreements generally provide for a management fee of 5% of gross revenues. On April 30, 2010, Midwest II closed the sale of the Midwest II subsidiaries that own three senior housing communities to HCN. Upon closing the sale, the Company leased the three senior housing communities from HCN. The Company received cash proceeds of approximately $1.3 million resulting in a gain to the Company of approximately $0.3 million for its respective ownership interest in Midwest II which will be deferred and recognized as a reduction in facility rent expense over the leases’ initial term.

SHPII/CSL Transactions
In November 2004, the Company formed SHPII/CSL with SHPII. Effective as of November 30, 2004, SHPII/CSL acquired the Spring Meadows Communities which currently comprise 628 units with a combined capacity of 758 residents. As of March 31, 2010, the Company has contributed $1.3 million for its interests in SHPII/CSL. The Company manages the Spring Meadows Communities under long-term management contracts with SHPII/CSL. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $70,000 and $55,000 in the quarters ended March 31, 2010 and 2009, respectively. In addition, the Company earned $0.3 million in management fees on the Spring Meadows Communities during each of the quarters ended March 31, 2010 and 2009.
The Company is party to a series of property management agreements (the “SHPII/CSL Management Agreements”) with SHPII/CSL, owned 95% by SHPII, a fund managed by Prudential, and 5% by the Company, which collectively own and operate the Spring Meadows Communities. The SHPII/CSL Management Agreements currently extend until various dates through November 2014. The SHPII/CSL Management Agreements generally provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities.
SHP III Transactions
In May 2007, the Company and SHPIII formed SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 101 independent living units and 45 assisted living units with a capacity of 196 residents and opened in August 2008. As of March 31, 2010, the Company has contributed $0.8 million to SHPIII/CSL Miami for its 10% interest. The Company accounts for its investment in SHPIII/CSL Miami under the equity method of accounting and the Company recognized losses in the equity of SHPIII/CSL Miami of ($38,000) and ($43,000) for the quarters ended March 31, 2010 and 2009, respectively. In addition, the Company earned $38,000 in management fees on the SHPIII/CSL Miami community during each of the quarters ended March 31, 2010 and 2009.
In November 2007, the Company and SHPIII formed SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 96 independent living units and 45 assisted living units with a capacity of 197 residents and opened in April 2009. As of March 31, 2010, the Company has contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest. The Company accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting and the Company recognized a loss in the equity of SHPIII/CSL Richmond Heights of ($40,000) for the quarter ended March 31, 2010. In addition, the Company earned $38,000 in management fees on the SHPIII/CSL Richmond Heights community during the first quarter of fiscal 2010. During the first quarter of fiscal 2009, the Company earned $12,500 in pre-marketing fees from SHPIII/CSL Richmond Heights.
In December 2007, the Company and SHPIII formed SHPIII/CSL Levis Commons to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 101 independent living units and 45 assisted living units with a capacity of 197 residents and opened in April 2009. As of March 31, 2010, the Company has contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest. The Company accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting and the Company recognized a loss on the equity of SHPIII/CSL Levis Commons of ($41,000) for the quarter ended March 31, 2010. In addition, the Company earned $38,000 in management fees on the SHPIII/CSL Levis Commons community during the first quarter of fiscal 2010. During the first quarter of fiscal 2009, the Company earned $12,500 in pre-marketing fees from SHPIII/CSL Levis Commons.
The Company is party to a series of property management agreements (the “SHPIII/CSL Management Agreements”) with SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, and SHPIII/CSL Levis Commons (collectively “SHPIII/CSL”) owned 90% by Senior Housing Partners III, L.P. (“SHPIII”), a fund managed by Prudential Investment Management, Inc. (“Prudential Investment”) and 10% by the Company, which collectively own and operate SHPIII/CSL. The SHPIII/CSL Management Agreements are for initial terms of ten years from the date the certificate of occupancy was issued and currently extend until various dates through January 2019. The SHPIII/CSL Management Agreements generally provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities.

CGIM Transaction
The Company is party to a series of property management agreements with CGIM (the “CGIM Agreements”) currently expiring in August 2011. The CGIM Agreements generally provide for management fees of 5% to 6% of gross revenues, subject to certain base management fees. As of March 31, 2010, the Company managed one community under the CGIM Agreements.
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

						Lease	Deferred
		Number of	Value of		Initial	Acquisition Costs	Gains/Lease
Landlord	Date of Lease	Communities	Transaction	Term	Lease Rate (1)	(2)	Concessions (3)
Ventas	September 30, 2005	6	$84.6	10 years
				(Two five-year renewals)	8%	$1.3	$4.6
Ventas	October 18, 2005	1	19.5	10 years
				(Two five-year renewals)	8%	0.2	—
Ventas	March 31,2006	1	29.0	10 years
				(Two five-year renewals)	8%	0.1	14.3
Ventas	June 8, 2006	1	19.1	9.5 years
				(Two five-year renewals)	8%	0.4	—
Ventas	January 31, 2008	1	5.0	10 years
				(Two five-year renewals)	7.75%	0.2	—
HCP	May 1, 2006	3	54.0	(4)
				(Two ten-year renewals)	8%	0.2	12.8
HCP	May 31, 2006	6	43.0	10 years
				(Two ten-year renewals)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	(4)
				(Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	(4)
				(Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	(4)
				(Two ten-year renewals)	7.25%	0.1	—

Subtotal						3.7	32.3
Accumulated amortization through March 31, 2010						(1.4)	—
Accumulated deferred gain recognized through March 31, 2010						—	(13.3)

Net lease acquisition costs / deferred gains / lease concessions as of March 31, 2010						$2.3	$19.0

(1)	Initial lease rates are subject to conditional lease escalation provisions as set forth in each lease agreement.

(2)	Lease acquisition costs are being amortized over the leases’ initial term.

(3)	Deferred gains of $31.7 million and lease concessions of $0.6 million are being recognized in the Company’s statement of income as a reduction in facility rent expense over the leases’ initial term. Lease concessions relate to the HCP transaction on May 31, 2006.

(4)	Initial lease term expires on October 31, 2018.
Recently Issued Accounting Guidance
FASB ASC 810-10 (formerly FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)) requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and was effective for the Company on January 1, 2010. The adoption did not have an impact on the Company’s earnings or financial position.
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

	Three Months Ended March 31,
	2010		2009
	$	%	$	%
Revenues:
Resident and healthcare revenue	$42,869	89.5	$42,599	88.8
Unaffiliated management service revenue	18	—	18	—
Affiliated management service revenue	709	1.5	622	1.3
Community reimbursement income	4,312	9.0	4,736	9.9

Total revenues	47,908	100.0	47,975	100.0
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization shown below)	26,316	54.9	25,969	54.1
General and administrative expenses	3,031	6.3	2,992	6.2
Facility lease expense	6,425	13.4	6,408	13.4
Stock-based compensation expense	301	0.6	331	0.7
Depreciation and amortization	3,457	7.2	3,253	6.8
Community reimbursement expense	4,312	9.0	4,736	9.9

Total expenses	43,842	91.4	43,689	91.1

Income from operations	4,066	8.6	4,286	8.9
Other income (expense):
Interest income	9	—	22	—
Interest expense	(2,862)	(6.0)	(2,948)	(6.1)
Other income	56	0.1	69	0.1

Income before income taxes	1,269	2.7	1,429	2.9
Provision for income taxes	(544)	(1.2)	(609)	(1.2)

Net income	$725	1.5	$820	1.7

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
Revenues.
Total revenues were $47.9 million for the three months ended March 31, 2010, compared to $48.0 million for the three months ended March 31, 2009, representing a decrease of $0.1 million or 0.1%. This decrease in revenue is primarily the result of a decrease in community reimbursement revenue of $0.4 million offset by an increase in resident and healthcare revenue of $0.3 million.
•	Resident and healthcare revenue increased $0.3 million or 0.6% primarily due to an increase in average rental rates of approximately 3.3% at the Company’s 50 consolidated communities which was partially offset by a decrease in occupancy of approximately 1.0%.

•	Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements.
Expenses.
Total expenses were $43.8 million in the first quarter of fiscal 2010 compared to $43.7 million in the first quarter of fiscal 2009, representing an increase of $0.1 million or 0.4%. This increase is primarily the result of a $0.3 million increase in operating expenses and a $0.2 million increase in facility lease expense offset by a $0.4 million decrease in community reimbursement expense.
•	Operating expenses increased $0.3 million or 1.3% primarily due to an increase of $0.2 million in independent living expenses and an increase of $0.1 million in assisted living expenses. The primary increases in independent living expenses include an increase in labor and benefit costs of $0.1 million and a net increase of $0.1 million in other independent living operating costs. Assisted living expenses increased primarily due to an increase in labor and benefit costs.

•	Facility lease costs increased $0.2 million primarily due to contingent annual rental rate escalations for existing leases.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures.
Other income and expense.
•	Interest income reflects interest earned on the investment of cash balances and interest earned on escrowed funds. Interest income decreased primarily due to lower interest rates in fiscal 2010 compared to fiscal 2009.

•	Interest expense decreased $0.1 million in the first quarter of fiscal 2010 when compared to the first quarter of fiscal 2009. This decrease in interest expense primarily results from less debt outstanding during the first quarter of fiscal 2010 when compared to the first quarter of fiscal 2009.

•	Other income in the first quarter of fiscal 2010 and 2009 relates to the Company’s equity in the net earnings of unconsolidated affiliates, which represents the Company’s share of the net earnings on its investments in joint ventures.
Provision for income taxes.
Provision for income taxes for the first quarter of fiscal 2010 was $0.5 million or 42.9% of income before taxes compared to a provision for income taxes of $0.6 million, or 42.6% of income before taxes, for the first quarter of fiscal 2009. The effective tax rates for the first quarter of fiscal 2010 and 2009 differ from the statutory tax rates due to state income taxes and permanent tax differences. The Company is impacted by the Texas Margin Tax (“TMT”) and Michigan Business Tax (“MBT”), which effectively impose taxes on modified gross revenues for communities within the States of Texas and Michigan. The Company consolidated 17 Texas communities and two Michigan communities in the first quarter of fiscal 2010 and the TMT and MBT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. At March 31, 2010, no valuation allowance was considered necessary based on this evaluation.
Net income.
As a result of the foregoing factors, the Company reported net income of $0.7 million for the three months ended March 31, 2010, compared to a net income of $0.8 million for the three months ended March 31, 2009.
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
In addition to approximately $33.7 million of unrestricted cash balances on hand as of March 31, 2010, the Company’s principal sources of liquidity are expected to be cash flows from operations, proceeds from the sale of assets, cash flows from SHPIII/CSL Miami, SHP III/CSL Richmond Heights, SHPIII/CSL Levis Commons, SHPII/CSL and/or additional debt refinancings. The Company expects its available cash and cash flows from operations, proceeds from the sale of assets, and cash flows from SHPIII/CSL Miami, SHP III/CSL Richmond Heights, SHPIII/CSL Levis Commons, and SHPII/CSL to be sufficient to fund its short-term working capital requirements and the Company’s stock repurchase program. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company from time to time considers and evaluates transactions related to its portfolio including refinancings, purchases and sales, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

In summary, the Company’s cash flows were as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net cash provided by operating activities	$7,277	$5,294
Net cash used in investing activities	(1,331)	(1,441)
Net cash used in financing activities	(1,264)	(5,325)

Net increase (decrease) in cash and cash equivalents	$4,682	$(1,472)

Operating Activities
The net cash provided by operating activities for the first quarter of fiscal 2010 primarily results from net income of $0.7 million, net non-cash charges of $3.7 million, a decrease in accounts receivable of $0.2 million, a decrease in property tax and insurance deposits of $1.7 million, a decrease in prepaid expenses and other of $2.0 million, and a decrease in federal and state income taxes receivable of $0.8 million offset by an increase in other assets of $0.1 million, a decrease in accounts payable of $0.5 million, and a decrease in accrued expenses of $1.2 million.
Investing Activities
The net cash used in investing activities for the first quarter of fiscal 2010 primarily results from capital expenditures of $1.6 million offset by net investments in joint ventures of $0.3 million.
Financing Activities
The net cash used in financing activities for the first quarter of fiscal 2010 primarily results from repayments of notes payable of $1.6 million offset by proceeds from the issuance of common stock of $0.3 million.
Debt Transactions
On October 31, 2009, the Company renewed certain insurance policies and entered into a finance agreement totaling $0.5 million. The finance agreement has a fixed interest rate of 3.66% with principal being repaid over a 10-month term.
On May 31, 2009, the Company renewed certain insurance policies and entered into a finance agreement totaling $1.6 million. The finance agreement has a fixed interest rate of 3.66% with principal being repaid over a 10-month term.
The Company has been renegotiating the loan agreement for a promissory note past its maturity date held by a Lehman securitized trust (“securitized promissory note”). The securitized promissory note was a debt obligation of one of the Company’s wholly owned subsidiaries and matured on September 1, 2009. The securitized promissory note carried an outstanding balance of $4.6 million which was collateralized with the assets of the subsidiary and was nonrecourse to the Company. On April 15, 2010, the Company negotiated a pay-off settlement of $3.7 million, excluding amounts reserved and escrowed, with the servicer of the securitized promissory note with no further obligation to the Company’s subsidiary.
The 25 senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At March 31, 2010 and December 31, 2009, these communities carried a total net book value of $223.1 million and $224.9 million, respectively, with total mortgage loans outstanding of $181.3 million and $182.3 million, respectively. The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of certain promissory notes. With the exception of the aforementioned securitized promissory note, the Company was in compliance with all of its debt covenants at March 31, 2010.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of March 31, 2010, the Company had $181.5 million in outstanding debt comprised solely of fixed rate debt instruments. In addition, as of March 31, 2010, the Company had $196.3 million in future lease obligations with contingent rent increases based on changes in the consumer price index.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. RISK FACTORS.
Our business involves various risks. When evaluating our business the following information should be carefully considered in conjunction with the other information contained in our periodic filings with the SEC. Additional risks and uncertainties not known to us currently or that currently we deem to be immaterial also may impair our business operations. If we are unable to prevent events that have a negative effect from occurring, then our business may suffer. Negative events are likely to decrease our revenue, increase our costs, make our financial results poorer and/or decrease our financial strength, and may cause our stock price to decline. There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following information is provided pursuant to Item 703 of Regulation S-K. The Company did not purchase any shares of its common stock pursuant to the Company’s share repurchase program (as described below) during the quarter ended March 31, 2010. The information set forth in the table below reflects shares purchased by the Company pursuant to this repurchase program prior to the quarter ended March 31, 2010.

	Total Number	Average	Total Shares Purchased	Approximate Dollar Value of
	of Shares	Price Paid	as Part of Publicly	Shares that May Yet Be
Period	Purchased	per Share	Announced Program	Purchased Under the Program
Total at December 31, 2009	349,800	$2.67	349,800	$9,065,571
January 1 — January 31, 2010	—	—	—	—
February 1 — February 28, 2010	—	—	—	—
March 1 — March 31, 2010	—	—	—	—

Total at March 31, 2010	349,800	$2.67	349,800	$9,065,571

On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. All shares that have been purchased by the Company under this program were purchased in open-market transactions.
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
Ralph A. Beattie
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer) Date: May 6, 2010

INDEX TO EXHIBITS
     The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

Exhibit
Number		Description
3.1	—	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to exhibit 3.1 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)

3.1.1		Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

3.2.1	—	Bylaws of the Registrant. (Incorporated by reference to exhibit 3.2 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)

3.2.2	—	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

3.2.3	—	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant. (Incorporated by reference to exhibit 3.2.2 to the Company’s Annual Report on Form 10-K for the year period ended December 31, 2002, filed by the Company with the Securities and Exchange Commission.)

4.1	—	Rights Agreement, dated as of February 25, 2010, between Capital Senior Living Corporation and Mellon Investor Services, L.L.C., including all exhibits thereto, (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 25, 2010.)

4.2	—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock, $0.01 par value. (Incorporated by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 25, 2010.)

4.3	—	Form of Right Certificate. (Included as Exhibit B to the Rights Agreement, which is Exhibit 4.1 hereto.)

4.4	—	Form of Summary of Rights. (Included as Exhibit C to the Rights Agreement, which is Exhibit 4.1 hereto.)

4.5	—	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 4.6 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

4.6	—	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 4.7 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

10.1	—	Fourth Amendment to the Employment Agreement of Lawrence A. Cohen. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010.)

10.2	—	Fourth Amendment to the Employment Agreement of Keith N. Johannessen. (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010.)

10.3	—	Fourth Amendment to the Employment Agreement of Ralph A. Beattie. (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010.)

Exhibit
Number		Description
31.1*	—	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	—	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	—	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Ralph A. Beattie pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.