Form 10-Q
period 2010-06-30
CAPITAL SENIOR LIVING CORP
filed 2010-08-05
CIK 1043000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 2, 2010, the Registrant had 27,078,249 outstanding shares of its Common Stock, $0.01 par value, per share.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,180	$28,972
Restricted cash	3,919	2,167
Accounts receivable, net	3,550	3,340
Accounts receivable from affiliates	268	424
Federal and state income taxes receivable	26	1,493
Deferred taxes	1,134	1,208
Assets held for sale	354	354
Property tax and insurance deposits	8,089	8,632
Prepaid expenses and other	4,353	4,010

Total current assets	56,873	50,600
Property and equipment, net	297,789	300,678
Deferred taxes	7,330	7,781
Investments in joint ventures	2,681	6,536
Other assets, net	17,125	14,908

Total assets	$381,798	$380,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,586	$2,037
Accounts payable to affiliates	84	—
Accrued expenses	15,287	12,287
Current portion of notes payable	7,228	9,347
Current portion of deferred income	7,015	6,838
Customer deposits	1,397	1,295

Total current liabilities	32,597	31,804
Deferred income	15,934	16,747
Notes payable, net of current portion	172,011	173,822
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares — 65,000; issued and outstanding shares 27,080 and 26,945 in 2010 and 2009, respectively	274	273
Additional paid-in capital	132,518	131,576
Retained earnings	29,398	27,215
Treasury stock, at cost — 350 shares	(934)	(934)

Total shareholders’ equity	161,256	158,130

Total liabilities and shareholders’ equity	$381,798	$380,503

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Resident and health care revenue	$46,933	$42,550	$89,802	$85,149
Unaffiliated management services revenue	18	18	36	36
Affiliated management services revenue	498	678	1,207	1,300
Community reimbursement revenue	3,064	3,959	7,376	8,695

Total revenues	50,513	47,205	98,421	95,180
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	28,379	26,020	54,695	51,989
General and administrative expenses	2,724	3,372	5,755	6,364
Facility lease expense	7,882	6,531	14,307	12,939
Stock-based compensation expense	256	289	557	620
Depreciation and amortization	3,494	3,275	6,951	6,528
Community reimbursement expense	3,064	3,959	7,376	8,695

Total expenses	45,799	43,446	89,641	87,135

Income from operations	4,714	3,759	8,780	8,045
Other income (expense):
Interest income	10	16	19	38
Interest expense	(2,763)	(2,956)	(5,625)	(5,904)
Gain on settlement of debt	684	—	684	—
Other income	(39)	4	17	73

Income before provision for income taxes	2,606	823	3,875	2,252
Provision for income taxes	(1,148)	(394)	(1,692)	(1,003)

Net income	$1,458	$429	$2,183	$1,249

Per share data:
Basic net income per share	$0.05	$0.02	$0.08	$0.05

Diluted net income per share	$0.05	$0.02	$0.08	$0.05

Weighted average shares outstanding — basic	26,575	26,187	26,558	26,266

Weighted average shares outstanding — diluted	26,670	26,272	26,654	26,331

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2010	2009
Operating Activities
Net income	$2,183	$1,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,951	6,519
Amortization	—	9
Amortization of deferred financing charges	165	169
Amortization of deferred lease costs	201	185
Deferred income	(636)	(1,340)
Deferred income taxes	525	1,021
Equity in the earnings of unconsolidated joint ventures	(17)	(73)
Gain on settlement of debt	(684)	—
Provision for bad debts	72	263
Stock based compensation expense	557	620
Changes in operating assets and liabilities:
Accounts receivable	(282)	(41)
Accounts receivable from affiliates	156	663
Property tax and insurance deposits	386	727
Prepaid expenses and other	(388)	1,840
Other assets	(2,632)	(283)
Accounts payable	(367)	(634)
Accrued expenses	3,000	(544)
Federal and state income taxes receivable	1,467	1,168
Customer deposits	102	(142)

Net cash provided by operating activities	10,759	11,376
Investing Activities
Capital expenditures	(4,062)	(3,777)
Net distributions from joint ventures	3,872	362

Net cash used in investing activities	(190)	(3,415)
Financing Activities
Increase in restricted cash	(1,752)	(2,162)
Proceeds from notes payable	3,355	1,459
Repayments of notes payable	(6,350)	(4,230)
Cash proceeds from the issuance of common stock	340	5
Excess tax benefits on stock options exercised	46	—
Purchases of treasury stock	—	(934)

Net cash used in financing activities	(4,361)	(5,862)

Increase in cash and cash equivalents	6,208	2,099
Cash and cash equivalents at beginning of period	28,972	25,880

Cash and cash equivalents at end of period	$35,180	$27,979

Supplemental Disclosures
Cash paid during the period for:
Interest	$5,529	$5,757

Income taxes	$470	$416

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
1. BASIS OF PRESENTATION
Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior living communities throughout the United States. As of June 30, 2010, the Company operated 66 senior living communities in 23 states with an aggregate capacity of approximately 10,200 residents, including 32 senior living communities which the Company either owned or in which the Company had an ownership interest, 33 senior living communities that the Company leased and one senior living community it managed for a third party. As of June 30, 2010, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company accounts for significant investments in unconsolidated companies, in which the Company has significant influence, using the equity method of accounting.
The accompanying consolidated balance sheet, as of December 31, 2009, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2009, and the accompanying unaudited consolidated financial statements, as of June 30, 2010 and 2009, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2010.
In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2010, results of operations for the three and six months ended June 30, 2010 and 2009, respectively, and cash flows for the six months ended June 30, 2010 and 2009. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results for the year ending December 31, 2010.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Investments in Joint Ventures
The Company accounts for its investments in joint ventures under the equity method of accounting. The Company owns member interests in seven joint ventures. The Company has not consolidated these joint venture interests because the Company has concluded that the limited partners or the other members of each joint venture have substantive kick-out rights or substantive participating rights. Under the equity method of accounting, the Company records its investments in joint ventures at cost and adjusts such investments for its share of earnings and losses of the joint ventures.
Development Guarantees
The Company, on three joint venture developments, has guarantees that the communities will be completed and operated at budgeted costs approved by the joint venture members. These costs include the hard and soft construction costs and operating costs until each community reaches breakeven. The budgeted costs include contingency reserves for potential cost overruns and other unforeseen costs. The terms of these guarantees generally do not provide for a limitation on the maximum potential future payments. The Company has not made any payments under these guarantees. These joint ventures are currently in lease up and one of the joint ventures has exhausted all of its reserves under the existing loan commitment at June 30, 2010. The Company will be required to fund these deficits until the joint venture reaches breakeven for three consecutive months. Any amounts funded by the Company under this commitment, up to $0.5 million, could be recoverable from the joint venture in the event of liquidation. The Company does not currently anticipate funding any deficits in excess of the amounts potentially recoverable under this guarantee.

Assets Held for Sale
Assets are classified as held for sale when the Company has committed to selling the asset and believes that it will be disposed of within one year. The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The fair value of properties are generally determined based on market rates, industry trends and recent comparable sales transactions. The Company had one parcel of land, in Fort Wayne, Indiana, held for sale at June 30, 2010.
The Company currently estimates that the parcel of land held for sale in Fort Wayne, Indiana, has an aggregate fair value, net of costs of disposal, that exceeds its carrying value of $0.4 million at June 30, 2010. The amount that the Company will ultimately realize on the parcel of land could differ materially from this estimate.
Lease Accounting
The Company determines whether to account for its leases as either operating, capital or financing leases depending on the underlying terms of each lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of June 30, 2010, the Company leased 33 communities and classified each of the leases as an operating lease. The Company incurs lease acquisition costs and amortizes these costs over the term of the respective lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions and as such any related gains have been deferred and are being amortized over the respective lease term.
Facility lease expense in the Company’s statement of income includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains.
There are various financial covenants and other restrictions in our lease agreements. The Company was in compliance with all of its lease covenants at June 30, 2010.
Income Taxes
At June 30, 2010, the Company had recorded on its consolidated balance sheet deferred tax assets of approximately $8.5 million. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated future expectations of net income and various tax planning strategies that it believes are both prudent and feasible, including various strategies to utilize net built-in gains on the Company’s appreciated assets. However, the benefits of the net deferred tax assets might not be realized if actual results differ from expectations. The Company believes based upon this analysis that the realization of the net deferred tax assets is reasonably assured and therefore has not provided for a valuation allowance.
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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$1,458	$429	$2,183	$1,249
Net income allocated to unvested restricted shares	(25)	(10)	(38)	(30)

Undistributed net income allocated to common shares	$1,433	$419	$2,145	$1,219

Weighted average shares outstanding — basic	26,575	26,187	26,558	26,266
Effects of dilutive securities:
Employee equity compensation plans	95	85	96	65

Weighted average shares outstanding — diluted	26,670	26,272	26,654	26,331

Basic income per share	$0.05	$0.02	$0.08	$0.05

Diluted income per share	$0.05	$0.02	$0.08	$0.05

Awards of unvested restricted stock representing approximately 477,000 and 636,000 shares were outstanding for the three months ended June 30, 2010 and 2009, respectively, and 470,000 and 654,000 shares were outstanding for the six months ended June 30, 2010 and 2009, respectively, and were included in the computation of undistributed net income allocated to common shares.
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
3. TRANSACTIONS WITH AFFILIATES
Midwest I
In January 2006, the Company announced the formation of Midwest Portfolio Holdings, LP (“Midwest I”) with GE Healthcare Financial Services (“GE Healthcare”) to acquire five senior housing communities from a third party. Midwest I was owned approximately 89% by GE Healthcare and 11% by the Company. The Company contributed $2.7 million for its interests in Midwest I. The Company managed the five acquired communities under long-term management agreements with Midwest I. The Company accounted for its investment in Midwest I under the equity method of accounting and the Company recognized earnings in the equity of Midwest I of $0.1 million in each of the six month periods ended June 30, 2010 and 2009. In addition, the Company earned $0.2 million and $0.3 million in management fees on the Midwest I communities during the first six months ended June 30, 2010 and 2009, respectively. On April 16, 2010, Midwest I closed the sale of the Midwest I subsidiaries that own the five senior housing communities to Health Care REIT, Inc. (“HCN”). Upon closing the sale, the Company leased the five senior housing communities from HCN. For additional information, refer to Note 4, “FACILITY LEASE TRANSACTIONS.”
Midwest II
In August 2006, the Company announced the formation of Midwest Portfolio Holding II, LP (“Midwest II”) with GE Healthcare to acquire three senior housing communities from a third party. Midwest II was owned approximately 85% by GE Healthcare and 15%

by the Company. The Company contributed $1.6 million for its interests in Midwest II. The Company managed the three acquired communities under long-term management agreements with Midwest II. The Company accounted for its investment in Midwest II under the equity method of accounting and the Company recognized earnings in the equity of Midwest II of $16,000 and $42,000 during the first six months ended June 30, 2010 and 2009, respectively. In addition, the Company earned $0.2 million and $0.3 million in management fees on the Midwest II communities during the first six months ended June 30, 2010 and 2009, respectively. On April 30, 2010, Midwest II closed the sale of the Midwest II subsidiaries that own the three senior housing communities to HCN. Upon closing the sale, the Company leased the three senior housing communities from HCN. For additional information, refer to Note 4, “FACILITY LEASE TRANSACTIONS.”
SHPII/CSL
In November 2004, the Company and Senior Housing Partners II, LP (“SHPII”) formed four joint ventures (collectively, “SHPII/CSL”) that own four senior living communities (the “Spring Meadows Communities”). SHPII/CSL is owned 95% by SHPII, a fund managed by Prudential Real Estate Investors (“Prudential”), and 5% by the Company. The Company has contributed $1.3 million for its interests in SHPII/CSL. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.1 million in each of the six month periods ended June 30, 2010 and 2009. In addition, the Company earned $0.6 million in management fees on the Spring Meadows Communities in each of the six month periods ended June 30, 2010 and 2009.
SHPIII/CSL Miami
In May 2007, the Company and Senior Housing Partners III, LP (“SHPIII”) formed SHPIII/CSL Miami, L.L.C. (“SHPIII/CSL Miami”) to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community opened in August 2008. The Company has contributed $0.8 million to SHPIII/CSL Miami for its 10% interest. The Company accounts for its investment in SHPIII/CSL Miami under the equity method of accounting and the Company recognized losses in the equity of SHPIII/CSL Miami of ($0.1) million in each of the six month periods ended June 30, 2010 and 2009. In addition, the Company earned $0.1 million in management fees from SHPIII/CSL Miami in each of the six month periods ended June 30, 2010 and 2009.
SHPIII/CSL Richmond Heights
In November 2007, the Company and SHPIII formed SHPIII/CSL Richmond Heights, L.L.C. (“SHPIII/CSL Richmond Heights”) to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community opened in April 2009. The Company has contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest. The Company accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting and the Company recognized a loss in the equity of SHPIII/CSL Richmond Heights of ($0.1) million and ($52,000) during the first six months ended June 30, 2010 and 2009, respectively. In addition, the Company earned $0.1 million and $37,500 in management fees on the SHPIII/CSL Richmond Heights community during the first six months ended June 30, 2010 and 2009, respectively. During the first six months of fiscal 2009, the Company earned $12,500 in pre-marketing fees from SHPIII/CSL Richmond Heights.
SHPIII/CSL Levis Commons
In December 2007, the Company and SHPIII formed SHPIII/CSL Levis Commons, L.L.C. (“SHPIII/CSL Levis Commons”) to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community opened in April 2009. The Company has contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest. The Company accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting and the Company recognized a loss in the equity of SHPIII/CSL Levis Commons of ($0.1) million and ($52,000) during the first six months ended June 30, 2010 and 2009, respectively. In addition, the Company earned $0.1 million and $37,500 in management fees on the SHPIII/CSL Levis Commons community during the first six months ended June 30, 2010 and 2009, respectively. During the first six months of fiscal 2009, the Company earned $12,500 in pre-marketing fees from SHPIII/CSL Levis Commons.

4. FACILITY LEASE TRANSACTIONS
Midwest I
On April 16, 2010, the Company and GE Healthcare agreed to sell its respective ownership interests in Midwest I to HCN in a sale/leaseback transaction of five senior living communities owned by subsidiaries of Midwest I. Upon closing the sale, the Company leased the five senior housing communities from HCN. This lease was effective April 16, 2010, and has an initial term of 15 years, with one 15 year renewal extension available at the Company’s option. The initial lease rate is 8.25% and is subject to certain conditional escalation clauses. The Company incurred $0.6 million in lease acquisition costs which have been deferred and are being amortized in the Company’s statement of income over the initial 15 year lease term. The Company has accounted for this lease as an operating lease. As a result of this sale/leaseback transaction, the Company received cash proceeds of approximately $3.2 million, net of closing costs, resulting in a gain to the Company of approximately $0.8 million which has been deferred and is being recognized in the Company’s statement of income as a reduction in facility lease expense over the initial 15 year lease term.
Midwest II
On April 30, 2010, the Company and GE Healthcare agreed to sell its respective ownership interests in Midwest II to HCN in a sale/leaseback transaction of three senior living communities owned by subsidiaries of Midwest II. Upon closing the sale, the Company leased the three senior housing communities from HCN. This lease was effective May 1, 2010, and has an initial term of 15 years, with one 15 year renewal extension available at the Company’s option. The initial lease rate is 8.25% and is subject to certain conditional escalation clauses. The Company incurred $0.2 million in lease acquisition costs which have been deferred and are being amortized in the Company’s statement of income over the initial 15 year lease term. The Company has accounted for this lease as an operating lease. As a result of this sale/leaseback transaction, the Company received cash proceeds of approximately $1.3 million, net of closing costs, resulting in a gain to the Company of approximately $0.3 million which has been deferred and is being recognized in the Company’s statement of income as a reduction in facility lease expense over the initial 15 year lease term.
Signature
Effective June 25, 2010, the Company entered into a Purchase and Sale Agreement (the “Signature Purchase Agreement”) with Signature Assisted Living of Texas, L.L.C. (“Signature”) to acquire Signature’s interests in certain lease agreements with HCN for 12 purpose-built assisted living and memory care communities for approximately $25.8 million. Funds for the purchase price are expected to be provided by HCN. The 12 Signature communities are located in Texas, average less than three years of age, and consist of approximately 532 assisted living units and 145 memory care units with a combined capacity of 764 residents. This transaction is expected to close in the third quarter of fiscal 2010, subject to further due diligence, customary closing conditions and approvals, including approval of final lease and related documents with HCN and approval of HCN’s lender, Freddie Mac. Upon closing, the Company will lease these communities from HCN.
5. DEBT TRANSACTIONS
On May 31, 2010, the Company renewed certain insurance policies and entered into a finance agreement totaling $3.7 million. The finance agreement has a fixed interest rate of 3.30% with principal being repaid over a 12-month term.
On April 15, 2010, the Company negotiated a pay-off settlement with a Lehman securitized trust for a promissory note of one of the Company’s wholly owned subsidiaries that matured on September 1, 2009. The securitized promissory note carried an outstanding principal balance of $4.6 million which was collateralized with the assets of the subsidiary and was nonrecourse to the Company. The pay-off settlement was for $3.7 million, excluding amounts reserved and escrowed, with no further obligation to the Company’s subsidiary and resulted in a gain to the Company of approximately $0.7 million.
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
The 25 senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At June 30, 2010, and December 31, 2009, these communities carried a total net book value of $221.9 million and $224.9 million, respectively, with total mortgage loans outstanding of $175.8 million and $182.3 million, respectively.
The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of certain promissory notes. The Company was in compliance with all of its debt covenants at June 30, 2010 and December 31, 2009.
6. EQUITY
Preferred Stock
The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Board without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of June 30, 2010 and 2009.
Share Repurchases
On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. Shares of stock repurchased under the program will be held as treasury shares. Pursuant to this authorization, during fiscal 2009, the Company purchased 349,800 shares at an average cost of $2.67 per share for a total cost to the Company of approximately $0.9 million. All such purchases were made in open market transactions. No shares have been purchased by the Company during the first six months of fiscal 2010.
7. STOCK-BASED COMPENSATION
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
A summary of the Company’s stock option activity and related information for the six months ended June 30, 2010, is presented below:

	Outstanding at
	Beginning of				Outstanding	Options
	Period	Granted	Exercised	Forfeited	End of Period	Exercisable
Shares	642,120	—	93,052	14,924	534,144	534,144
Weighted average price	$4.34	$—	$3.63	$3.63	$4.48	$4.48
The options outstanding and the options exercisable at June 30, 2010, each had an intrinsic value of $0.7 million. The Company awarded no stock options during the first six months of fiscal 2010.

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
A summary of the Company’s restricted stock awards activity and related information for the six months ended June 30, 2010, is presented below:

	Outstanding at
	Beginning of				Outstanding
	Period	Issued	Vested	Forfeited	End of Period
Shares	649,207	53,000	214,347	10,532	477,328
The restricted stock outstanding at June 30, 2010, had an intrinsic value of $2.4 million.
During the six months ended June 30, 2010, the Company awarded 53,000 shares of restricted common stock to certain employees and directors of the Company. The average market value of the common stock on the date of grant was $4.91. These awards of restricted shares vest over a three to four year period and had an intrinsic value of $0.3 million on the date of issue.
Stock Based Compensation
The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk free interest rate. The expected volatility used by the Company is based primarily on an analysis of historical prices of the Company’s common stock. The expected term of options granted is based primarily on historical exercise patterns on the Company’s outstanding stock options. The risk free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not currently plan to pay dividends on its common stock and therefore has used a dividend yield of zero in determining the fair value of its awards. The option forfeiture rate assumption used by the Company, which affects the expense recognized as opposed to the fair value of the award, is based primarily on the Company’s historical option forfeiture patterns.
The Company has total stock-based compensation expense, net of estimated forfeitures, of $1.4 million not recognized as of June 30, 2010, and expects this expense to be recognized over approximately a three to four year period.
8. CONTINGENCIES
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
9. FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and fair values of financial instruments are as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$35,180	$35,180	$28,972	$28,972
Restricted cash	3,919	3,919	2,167	2,167
Notes payable	179,239	167,861	183,169	170,393
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
Overview
The following discussion and analysis addresses (i) the Company’s results of operations for the three and six months ended June 30, 2010 and 2009, respectively, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
As of June 30, 2010, the Company operated 66 senior living communities in 23 states with an aggregate capacity of approximately 10,200 residents, including 25 senior living communities that the Company owned, 7 senior living communities in which the Company had an ownership interest, 33 senior living communities that the Company leased and one senior living community that it managed for a third party. As of June 30, 2010, the Company also operated one home care agency.
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
The Company primarily derives its revenue by providing senior living and healthcare services to the elderly and operating senior living communities for real estate investment trusts (“REITs”) and under joint venture arrangements. Despite challenging economic conditions, the Company has been able to increase total revenues approximately 3.4% when comparing the first six months of fiscal 2010 to 2009, of which approximately 91.2% of these revenues were derived from resident and healthcare services.
In April 2010, the Company and GE Healthcare sold its respective ownership interests in Midwest I and II to HCN in sale/leaseback transactions of eight senior living communities owned by subsidiaries of Midwest I and II. Upon closing the sales, the Company leased the senior housing communities from HCN. As a result of these sale/leaseback transactions, the Company received cash proceeds of approximately $4.5 million, net of closing costs, resulting in gains to the Company of approximately $1.1 million which have been deferred and are being recognized in the Company’s statement of income as a reduction in facility lease expense over the initial 15 year lease term.
During the first six months of fiscal 2010, the Company repaid $7.3 million of its outstanding debt obligations which included a pay-off settlement with a Lehman securitized trust for a promissory note of one of the Company’s wholly owned subsidiaries. The securitized promissory note carried an outstanding principal balance of $4.6 million which was collateralized with the assets of the subsidiary and was nonrecourse to the Company. The pay-off settlement was for $3.7 million, excluding amounts reserved and escrowed, with no further obligation to the Company’s subsidiary and resulted in a gain to the Company of approximately $0.7 million. These principal repayments further reduced the Company’s exposure to the volatility in the credit markets and enabled the Company to reduce interest expense by approximately $0.3 million or 4.7% during the first six months of fiscal 2010 when compared to the first six months of fiscal 2009.
The senior living industry continues to be negatively impacted by unfavorable conditions in the housing, credit and financial markets and deteriorating conditions in the overall economy, generally resulting in lower than anticipated occupancy rates. During the first six months of fiscal 2010, in response to these conditions, the Company has continued to focus on maintaining an emphasis on occupancy increases, improvement in rental rates, expense management and growth in net operating income per unit, increasing levels of care through conversions, and other opportunities to enhance cash flow and shareholder value.
Joint Venture Transactions and Management Contracts
As of June 30, 2010, the Company managed 7 communities owned by joint ventures in which the Company has a minority interest and one community owned by a third party. For communities owned by joint ventures and third parties, the Company typically receives a management fee of 5% of gross revenues.
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
Midwest I Transaction
In January 2006, the Company and GE Healthcare formed Midwest I to acquire five senior housing communities from a third party. Midwest I was owned approximately 89% by GE Healthcare and 11% by the Company. The Company had contributed $2.7 million for its interest in Midwest I. Midwest I paid approximately $46.9 million for the five communities. The five communities currently comprise 293 assisted living units with a combined capacity of 391 residents. The Company accounted for its investment in Midwest I under the equity method of accounting and the Company recognized earnings in the equity of Midwest I of $0.1 million in each of the six month periods ended June 30, 2010 and 2009. In addition, the Company earned $0.2 million and $0.3 million in management fees on the Midwest I communities during the first six months ended June 30, 2010 and 2009, respectively.
The Company was party to a series of property management agreements (the “Midwest I Agreements”) to manage the five communities acquired by Midwest I. The Midwest I Agreements were for an initial term of five years, extended until various dates through February 2011, and contained automatic one year renewals thereafter. The Midwest I Agreements generally provided for a management fee of 5% of gross revenues. On April 16, 2010, Midwest I closed the sale of the Midwest I subsidiaries that own the five senior housing communities to Health Care REIT, Inc. (“HCN”). Upon closing the sale, the Company leased the five senior housing communities from HCN. For additional information, refer to Note 4, “FACILITY LEASE TRANSACTIONS”, in the notes to the consolidated financial statements.
Midwest II Transaction
In August 2006, the Company and GE Healthcare formed Midwest II to acquire three senior housing communities from a third party. Midwest II was owned approximately 85% by GE Healthcare and 15% by the Company. The Company had contributed $1.6 million for its interest in Midwest II. Midwest II paid approximately $38.2 million for the three communities. The three communities currently comprise 300 assisted living and memory care units with a combined capacity of 348 residents. The Company accounted for its investment in Midwest II under the equity method of accounting and the Company recognized earnings in the equity of Midwest II of $16,000 and 42,000 during the first six months ended June 30, 2010 and 2009, respectively. In addition, the Company earned $0.2 million and $0.3 million in management fees on the Midwest II communities during the first six months ended June 30, 2010 and 2009, respectively.

The Company was party to a series of property management agreements (the “Midwest II Agreements”) to manage the three communities acquired by Midwest II. The Midwest II Agreements were for an initial term of five years, extended until various dates through August 2011, and contained automatic one year renewals thereafter. The Midwest II Agreements generally provided for a management fee of 5% of gross revenues. On April 30, 2010, Midwest II closed the sale of the Midwest II subsidiaries that own the three senior housing communities to HCN. Upon closing the sale, the Company leased the three senior housing communities from HCN. For additional information, refer to Note 4, “FACILITY LEASE TRANSACTIONS”, in the notes to the consolidated financial statements.
SHPII/CSL Transactions
In November 2004, the Company formed SHPII/CSL with SHPII. SHPII/CSL is owned 95% by SHPII and 5% by the Company. In November 2004, SHPII/CSL acquired the Spring Meadows Communities which currently comprise 628 units with a combined capacity of 758 residents. The Company has contributed $1.3 million for its interests in SHPII/CSL. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.1 million in each of the six month periods ended June 30, 2010 and 2009. In addition, the Company earned $0.6 million in management fees on the Spring Meadows Communities in each of the six month periods ended June 30, 2010 and 2009.
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
SHP III Transactions
In May 2007, the Company and SHPIII formed SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 101 independent living units and 45 assisted living units and opened in August 2008. The Company has contributed $0.8 million to SHPIII/CSL Miami for its 10% interest. The Company accounts for its investment in SHPIII/CSL Miami under the equity method of accounting and the Company recognized losses in the equity of SHPIII/CSL Miami of ($0.1) million in each of the six month periods ended June 30, 2010 and 2009. In addition, the Company earned $0.1 million in management fees from SHPIII/CSL Miami in each of the six month periods ended June 30, 2010 and 2009.
In November 2007, the Company and SHPIII formed SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 96 independent living units and 45 assisted living units and opened in April 2009. The Company has contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest. The Company accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting and the Company recognized a loss in the equity of SHPIII/CSL Richmond Heights of ($0.1) million and ($52,000) during the first six months ended June 30, 2010 and 2009, respectively. In addition, the Company earned $0.1 million and $37,500 in management fees on the SHPIII/CSL Richmond Heights community during the first six months ended June 30, 2010 and 2009, respectively. During the first six months of fiscal 2009, the Company earned $12,500 in pre-marketing fees from SHPIII/CSL Richmond Heights.
In December 2007, the Company and SHPIII formed SHPIII/CSL Levis Commons to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 101 independent living units and 45 assisted living units and opened in April 2009. The Company has contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest. The Company accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting and the Company recognized a loss in the equity of SHPIII/CSL Levis Commons of ($0.1) million and ($52,000) during the first six months ended June 30, 2010 and 2009, respectively. In addition, the Company earned $0.1 million and $37,500 in management fees on the SHPIII/CSL Levis Commons community during the first six months ended June 30, 2010 and 2009, respectively. During the first six months of fiscal 2009, the Company earned $12,500 in pre-marketing fees from SHPIII/CSL Levis Commons.
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
CGIM Transaction
The Company is party to a series of property management agreements with CGIM (the “CGIM Agreements”) currently expiring in August 2011. The CGIM Agreements generally provide for management fees of 5% to 6% of gross revenues, subject to certain base management fees. As of June 30, 2010, the Company managed one community under the CGIM Agreements.
Facility Lease Transactions
The Company currently leases 33 communities with certain REITs and accounts for each of the leases as an operating lease. The lease terms are generally for 10-15 years with renewal options for 10-20 years at the Company’s option. Under these agreements the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. The following table further describes each of the lease agreements (dollars in millions):

						Lease	Deferred
		Number of	Value of		Initial	Acquisition	Gains/Lease
Landlord	Date of Lease	Communities	Transaction	Term	Lease Rate (1)	Costs (2)	Concessions (3)
Ventas	September 30, 2005	6	$84.6	10 years (Two five-year renewals)	8%	$1.3	$4.6
Ventas	October 18, 2005	1	19.5	10 years (Two five-year renewals)	8%	0.2	—
Ventas	March 31,2006	1	29.0	10 years (Two five-year renewals)	8%	0.1	14.3
Ventas	June 8, 2006	1	19.1	9.5 years (Two five-year renewals)	8%	0.4	—
Ventas	January 31, 2008	1	5.0	10 years (Two five-year renewals)	7.75%	0.2	—
HCP	May 1, 2006	3	54.0	(4) (Two ten-year renewals)	8%	0.2	12.8
HCP	May 31, 2006	6	43.0	10 years (Two ten-year renewals)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	(4) (Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	(4) (Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	(4) (Two ten-year renewals)	7.25%	0.1	—
HCN	April 16, 2010	5	48.5	15 years (One 15-year renewal)	8.25%	0.6	0.8
HCN	May 1, 2010	3	36.0	15 years (One 15-year renewal)	8.25%	0.2	0.3

Subtotal						4.5	33.4
Accumulated lease acquisition cost amortization through June 30, 2010						(1.5)	—
Accumulated deferred gains / lease concessions recognized through June 30, 2010						—	(14.1)

Net lease acquisition costs / deferred gains / lease concessions as of June 30, 2010						$3.0	$19.3

(1)	Initial lease rates are subject to conditional lease escalation provisions as set forth in each lease agreement.

(2)	Lease acquisition costs are being amortized over the leases’ initial term.

(3)	Deferred gains of $32.8 million and lease concessions of $0.6 million are being recognized in the Company’s statement of income as a reduction in facility lease expense over the leases’ initial term. Lease concessions of $0.6 million relate to the HCP transaction on May 31, 2006.

(4)	Initial lease term expires on October 31, 2018.

Recently Issued Accounting Standards
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	$	%	$	%	$	%	$	%
Revenues:
Resident and healthcare revenue	$46,933	92.9	$42,550	90.1	$89,802	91.3	$85,149	89.5
Unaffiliated management service revenue	18	0.0	18	0.0	36	0.0	36	0.0
Affiliated management service revenue	498	1.0	678	1.5	1,207	1.2	1,300	1.4
Community reimbursement revenue	3,064	6.1	3,959	8.4	7,376	7.5	8,695	9.1

Total revenue	50,513	100.0	47,205	100.0	98,421	100.0	95,180	100.0
Expenses:
Operating expenses (exclusive of depreciation and amortization shown below)	28,379	56.2	26,020	55.1	54,695	55.6	51,989	54.6
General and administrative expenses	2,724	5.4	3,372	7.1	5,755	5.8	6,364	6.7
Facility lease expense	7,882	15.6	6,531	13.9	14,307	14.5	12,939	13.6
Stock-based compensation	256	0.5	289	0.6	557	0.6	620	0.7
Depreciation and amortization	3,494	6.9	3,275	6.9	6,951	7.1	6,528	6.9
Community reimbursement expense	3,064	6.1	3,959	8.4	7,376	7.5	8,695	9.1

Total expenses	45,799	90.7	43,446	92.0	89,641	91.1	87,135	91.6

Income from operations	4,714	9.3	3,759	8.0	8,780	8.9	8,045	8.4
Other income (expense):
Interest income	10	0.0	16	0.0	19	0.0	38	0.0
Interest expense	(2,763)	(5.5)	(2,956)	(6.3)	(5,625)	(5.7)	(5,904)	(6.2)
Gain on settlement of debt	684	1.4	—	—	684	0.7	—	—
Other income (expense)	(39)	(0.1)	4	0.0	17	0.0	73	0.1

Income before provision for income taxes	2,606	5.1	823	1.7	3,875	3.9	2,252	2.3
Provision for income taxes	(1,148)	(2.3)	(394)	(0.8)	(1,692)	(1.7)	(1,003)	(1.0)

Net income	$1,458	2.8	$429	0.9	$2,183	2.2	$1,249	1.3

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
Revenues.
Total revenues were $50.5 million for the three months ended June 30, 2010 compared to $47.2 million for the three months ended June 30, 2009, representing an increase of approximately $3.3 million or 7.0%. This increase in revenue is primarily the result of an increase in resident and healthcare revenue of $4.4 million offset by a decrease in affiliated management services revenue of $0.2 million and a decrease in community reimbursement revenue of $0.9 million.
•	The increase in resident and healthcare revenue primarily results from an increase of $4.2 million from the consolidation of eight communities previously owned by Midwest I and Midwest II that were sold to HCN and leased back by the Company in April 2010 and an increase in average rental rates of 0.7% and occupancy of 0.4% at the Company’s other consolidated communities.

•	The decrease in affiliated management services revenue of $0.2 million primarily results from the sale of the eight communities owned by Midwest I and Midwest II to HCN.

•	Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements.
Expenses.
Total expenses were $45.8 million in the second quarter of fiscal 2010 compared to $43.4 million in the second quarter of fiscal 2009, representing an increase of $2.4 million or 5.4%. This increase in expenses is primarily the result of a $2.4 million increase in operating expenses, a $1.4 million increase in facility lease expense, and a $0.2 million increase in depreciation and amortization expense offset by a $0.6 million decrease in general and administrative expenses and a $0.9 million decrease in community reimbursement expense.
•	The increase in operating expenses primarily results from an increase of $2.3 million from the consolidation of eight communities previously owned by Midwest I and Midwest II and an increase in operating costs at the Company’s other consolidated communities of $0.1 million.

•	Facility lease expense increased $1.3 million due to the consolidation of eight communities previously owned by Midwest I and Midwest II that were sold to HCN and leased back by the Company in April 2010 and $0.1 million for contingent annual rental rate escalations for certain existing leases.

•	Depreciation and amortization expense increased $0.2 million primarily as a result of an increase in depreciable assets at the Company’s consolidated communities.

•	General and administrative expenses decreased $0.6 million or 19.2% primarily due to a reduction in employee benefit claims paid which resulted in lower health insurance costs to the Company.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures.
Other income and expense.
•	Interest income reflects interest earned on the investment of cash balances and interest earned on escrowed funds. Interest income decreased primarily due to lower interest rates in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.

•	Interest expense decreased $0.2 million in the second quarter of fiscal 2010 when compared to the second quarter of fiscal 2009. The decrease in interest expense results from less debt outstanding during the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. The decrease in debt obligations is primarily due to the negotiated a pay-off settlement on April 15, 2010, with a Lehman securitized trust for a promissory note of one of the Company’s wholly owned subsidiaries. The securitized promissory note carried an outstanding principal balance of $4.6 million with a fixed interest rate of 8.2%.

•	Gain on settlement of debt in the second quarter of fiscal 2010 represents the recognition of the gain associated with the pay-off settlement of the promissory note with the Lehman securitized trust on April 15, 2010.

•	Other (expense) income in the second quarter of fiscal 2010 and 2009 relates to the Company’s equity in the net (losses) earnings of unconsolidated affiliates, which represents the Company’s share of the net (losses) earnings on its investments in joint ventures.
Provision for income taxes.
Provision for income taxes for the second quarter of fiscal 2010 was $1.1 million or 44.1% of income before taxes compared to a provision for income taxes of $0.4 million, or 47.9% of income before taxes, for the second quarter of fiscal 2009. The effective tax rates for the second quarters of fiscal 2010 and 2009 differ from the statutory tax rates due to state income taxes and permanent tax differences. The Company is impacted by the Texas Margin Tax (“TMT”) and Michigan Business Tax (“MBT”) which effectively impose taxes on modified gross revenues for communities within the States of Texas and Michigan. The Company consolidated 17 Texas communities and two Michigan communities in the second quarter of fiscal 2010 and the TMT and MBT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. At June 30, 2010, no valuation allowance was considered necessary based on this evaluation.
Net income.
As a result of the foregoing factors, the Company reported net income of $1.5 million for the three months ended June 30, 2010, compared to a net income of $0.4 million for the three months ended June 30, 2009.
Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
Revenues.
Total revenues were $98.4 million for the six months ended June 30, 2010 compared to $95.2 million for the six months ended June 30, 2009, representing an increase of approximately $3.2 million or 3.4%. This increase in revenue is primarily the result of a $4.6 million increase in resident and healthcare revenue offset by a decrease in affiliated management services revenue of $0.1 million and a decrease in community reimbursement revenue of $1.3 million.
•	The increase in resident and healthcare revenue primarily results from an increase of $4.2 million from the consolidation of eight communities previously owned by Midwest I and Midwest II that were sold to HCN and leased back by the Company in April 2010 and an increase in average rental rates of 0.1% and occupancy of 0.7% at the Company’s other consolidated communities.

•	The decrease in affiliated management services revenue reflects a decrease of $0.2 million from the sale of the eight communities owned by Midwest I and Midwest II to HCN offset by an increase of $0.1 million for management services revenue earned by the Company from the two SHPIII/CSL joint venture communities that opened in April 2009.

•	Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements.
Expenses.
Total expenses were $89.6 million in the first six months of fiscal 2010 compared to $87.1 million in the first six months of fiscal 2009, representing an increase of $2.5 million or 2.9%. This increase is primarily the result of a $2.7 million increase in operating expenses, a $1.4 million increase in facility lease expense, and a $0.4 million increase in depreciation and amortization expense offset by a $0.6 million decrease in general and administrative expenses, a $0.1 million decrease in stock-based compensation, and a $1.3 million decrease in community reimbursement expense.
•	The increase in operating expenses primarily results from an increase of $2.3 million from the consolidation of eight communities previously owned by Midwest I and Midwest II and an increase in operating costs at the Company’s other consolidated communities of $0.4 million.

•	The increase in facility lease expense results from an increase of $1.3 million from the consolidation of eight communities previously owned by Midwest I and Midwest II and $0.1 million for contingent annual rental rate escalations for certain existing leases.

•	Depreciation and amortization expense increased $0.4 million primarily as a result of an increase in depreciable assets at the Company’s consolidated communities.

•	General and administrative expenses decreased $0.6 million or 9.6% primarily due to a reduction in employee benefit claims paid which resulted in lower health insurance costs to the Company.

•	Stock-based compensation decreased $0.1 million in the first six months of fiscal 2010 compared to the first six months of fiscal 2009 primarily due to a decrease in the number of unvested restricted shares outstanding during the first six months of fiscal 2010 when compared to the first six months of fiscal 2009.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures.
Other income and expense.
•	Interest income reflects interest earned on the investment of cash balances and interest earned on escrowed funds. Interest income decreased primarily due to lower interest rates in the first six months of fiscal 2010 compared to the first six months of fiscal 2009.

•	Interest expense decreased $0.3 million in the first six months of fiscal 2010 when compared to the first six months of fiscal 2009. The decrease in interest expense results from less debt outstanding during the first six months of fiscal 2010 compared to the first six months of fiscal 2009. The decrease in debt obligations is primarily due to the negotiated a pay-off settlement on April 15, 2010, with a Lehman securitized trust for a promissory note of one of the Company’s wholly owned subsidiaries. The securitized promissory note carried an outstanding principal balance of $4.6 million with a fixed interest rate of 8.2%.

•	Gain on settlement of debt in the second quarter of fiscal 2010 represents the recognition of the gain associated with the pay-off settlement of the promissory note with the Lehman securitized trust on April 15, 2010.

•	Other income in the first six months of fiscal 2010 and 2009 relates to the Company’s equity in the net earnings of unconsolidated affiliates, which represents the Company’s share of the net earnings on its investments in joint ventures.
Provision for income taxes.
Provision for income taxes for the first six months of fiscal 2010 was $1.7 million or 43.7% of income before taxes compared to a provision for income taxes of $1.0 million, or 44.5% of income before taxes, for the first six months of fiscal 2009. The effective tax rates for the first six months of fiscal 2010 and 2009 differ from the statutory tax rates due to state income taxes and permanent tax differences. The Company is impacted by the Texas Margin Tax (“TMT”) and Michigan Business Tax (“MBT”) which effectively impose taxes on modified gross revenues for communities within the States of Texas and Michigan. The Company consolidated 17 Texas communities and two Michigan communities in the first six months of fiscal 2010 and 2009 and the TMT and MBT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. At June 30, 2010, no valuation allowance was considered necessary based on this evaluation.
Net income.
As a result of the foregoing factors, the Company reported net income of $2.2 million for the six months ended June 30, 2010, compared to a net income of $1.2 million for the six months ended June 30, 2009.
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
In addition to approximately $35.2 million of unrestricted cash balances on hand as of June 30, 2010, the Company’s principal sources of liquidity are expected to be cash flows from operations, proceeds from the sale of assets, cash flows from SHPIII/CSL Miami, SHP III/CSL Richmond Heights, and SHPIII/CSL Levis Commons and/or additional debt refinancings. The Company expects its available cash and cash flows from operations, proceeds from the sale of assets, and cash flows from SHPIII/CSL Miami, SHP III/CSL Richmond Heights, and SHPIII/CSL Levis Commons to be sufficient to fund its short-term working capital requirements and the Company’s stock repurchase program. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company from time to time considers and evaluates transactions related to its portfolio including refinancings, purchases and sales, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.
In summary, the Company’s cash flows were as follows (in thousands):

	Six Months Ended
	June 30,
	2010	2009
Net cash provided by operating activities	$10,759	$11,376
Net cash used in investing activities	(190)	(3,415)
Net cash used in financing activities	(4,361)	(5,862)

Net increase in cash and cash equivalents	$6,208	$2,099

Operating Activities.
The net cash provided by operating activities for the first six months of fiscal 2010 primarily results from net income of $2.2 million, net non-cash charges of $7.1 million, a decrease in property tax and insurance deposits of $0.4 million, an increase in accrued expenses of $3.0 million, a decrease in federal and state income taxes receivable of $1.5 million, and an increase in customer deposits of $0.1 million offset by an increase in accounts receivable of $0.1 million, an increase in prepaid expenses and other of $0.4 million, an increase in other assets of $2.6 million, and a decrease in accounts payable of $0.4 million. The net cash provided by operating activities for the first six months of fiscal 2009 primarily results from net income of $1.2 million, net non-cash charges of $7.4 million, a decrease in accounts receivable of $0.6 million, a decrease in property tax and insurance deposits of $0.7 million, a decrease in prepaid expenses and other of $1.8 million, and a decrease in federal and state income taxes receivable of $1.2 million offset by an increase in other assets of $0.3 million, a decrease in accounts payable of $0.6 million, a decrease in accrued expenses of $0.5 million, and a decrease in customer deposits of $0.1 million.
Investing Activities.
The net cash used in investing activities for the first six months of fiscal 2010 primarily results from capital expenditures of $4.1 million offset by net distributions from joint ventures of $3.9 million. The net cash used in investing activities for the first six months of fiscal 2009 primarily results from capital expenditures of $3.8 million offset by net investments in joint ventures of $0.4 million.
Financing Activities.
The net cash used in financing activities for the first six months of fiscal 2010 results from net repayments of notes payable of $3.0 million and additions to restricted cash of $1.8 million offset by proceeds and excess tax benefits from the issuance of common stock of $0.4 million. The net cash used in financing activities for the first six months of fiscal 2009 primarily results from net repayments of notes payable of $2.8 million, additions to restricted cash of $2.2 million, and purchases of treasury stock of $0.9 million.
Debt Transactions.
On May 31, 2010, the Company renewed certain insurance policies and entered into a finance agreement totaling $3.7 million. The finance agreement has a fixed interest rate of 3.30% with principal being repaid over a 12-month term.
On April 15, 2010, the Company negotiated a pay-off settlement with a Lehman securitized trust for a promissory note of one of the Company’s wholly owned subsidiaries that matured on September 1, 2009. The securitized promissory note carried an outstanding principal balance of $4.6 million which was collateralized with the assets of the subsidiary and was nonrecourse to the Company. The pay-off settlement was for $3.7 million, excluding amounts reserved and escrowed, with no further obligation to the Company’s subsidiary and resulted in a gain to the Company of approximately $0.7 million.
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
The 25 senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At June 30, 2010, and December 31, 2009, these communities carried a total net book value of $221.9 million and $224.9 million, respectively, with total mortgage loans outstanding of $175.8 million and $182.3 million, respectively.
The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of certain promissory notes. The Company was in compliance with all of its debt covenants at June 30, 2010 and 2009.
Recent Developments
Effective June 25, 2010, the Company entered into a Purchase and Sale Agreement (the “Signature Purchase Agreement”) with Signature Assisted Living of Texas, L.L.C. (“Signature”) to acquire Signature’s interests in certain lease agreements with HCN for 12 purpose-built assisted living and memory care communities for approximately $25.8 million. Funds for the purchase price are expected to be provided by HCN. The 12 Signature communities are located in Texas, average less than three years of age, and consist of approximately 532 assisted living units and 145 memory care units with a combined capacity of 764 residents. This transaction is expected to close in the third quarter of fiscal 2010, subject to further due diligence, customary closing conditions and approvals, including approval of final lease and related documents with HCN and approval of HCN’s lender, Freddie Mac. Upon closing, the Company will lease these communities from HCN.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of June 30, 2010, the Company had $179.2 million in outstanding debt comprised solely of fixed rate debt instruments. In addition, as of June 30, 2010, the Company had $293.8 million in future lease obligations with contingent rent increases based on changes in the consumer price index.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. RISK FACTORS.
Our business involves various risks. When evaluating our business the following information should be carefully considered in conjunction with the other information contained in our periodic filings with the SEC. Additional risks and uncertainties not known to us currently or that currently we deem to be immaterial also may impair our business operations. If we are unable to prevent events that have a negative effect from occurring, then our business may suffer. Negative events are likely to decrease our revenue, increase our costs, make our financial results poorer and/or decrease our financial strength, and may cause our stock price to decline. There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following information is provided pursuant to Item 703 of Regulation S-K. The Company did not purchase any shares of its common stock pursuant to the Company’s share repurchase program (as described below) during the first six month period ended June

30, 2010. The information set forth in the table below reflects shares purchased by the Company pursuant to this repurchase program prior to the six month period ended June 30, 2010.

			Total Number of Shares	Approximate Dollar Value of
	Total Number	Average	Purchased as Part of	Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the Plans or
Period	Purchased	per Share	Plans or Programs	Programs
Total at March 31, 2010	349,800	$2.67	349,800	$9,065,571
April 1 — April 30, 2010	—	—	—	—
May 1 — May 31, 2010	—	—	—	—
June 1 — June 30, 2010	—	—	—	—

Total at June 30, 2010	349,800	$2.67	349,800	$9,065,571

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
Ralph A. Beattie
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer) Date: August 5, 2010

INDEX TO EXHIBITS
     The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

Exhibit
Number		Description

2.1	—	Assert Purchase Agreement, dated as of June 25, 2010, between Capital Senior Living Acquisition, L.L.C. and Signature Assisted Living of Texas L.L.C. (Incorporated by reference to exhibit 2.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 28, 2010.

3.1	—	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to exhibit 3.1 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)

3.1.1	—	Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

3.2.1	—	Bylaws of the Registrant. (Incorporated by reference to exhibit 3.2 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)

3.2.2	—	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

3.2.3	—	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant. (Incorporated by reference to exhibit 3.2.2 to the Company’s Annual Report on Form 10-K for the year period ended December 31, 2002, filed by the Company with the Securities and Exchange Commission.)

4.1	—	Rights Agreement, dated as of February 25, 2010, between Capital Senior Living Corporation and Mellon Investor Services, L.L.C., including all exhibits thereto, (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 25, 2010.)

4.2	—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock, $0.01 par value. (Incorporated by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 25, 2010.)

4.3	—	Form of Right Certificate. (Included as Exhibit B to the Rights Agreement, which is Exhibit 4.1 hereto.)

4.4	—	Form of Summary of Rights. (Included as Exhibit C to the Rights Agreement, which is Exhibit 4.1 hereto.)

4.5	—	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 4.6 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

4.6	—	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 4.7 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

10.1	—	Fourth Amendment to the Employment Agreement of Lawrence A. Cohen. (Incorporated by reference to exhibit 10.1 to the Company’s

Exhibit
Number		Description

Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010.)

10.2	—	Fourth Amendment to the Employment Agreement of Keith N. Johannessen. (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010.)

10.3	—	Fourth Amendment to the Employment Agreement of Ralph A. Beattie. (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010.)

31.1*	—	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	—	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	—	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Ralph A. Beattie pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.