Form 10-Q
period 2010-09-30
CAPITAL SENIOR LIVING CORP
filed 2010-11-05
CIK 1043000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2010, the Registrant had 27,080,429 outstanding shares of its Common Stock, $0.01 par value, per share.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,055	$28,972
Restricted cash	6,327	2,167
Accounts receivable, net	4,029	3,340
Accounts receivable from affiliates	346	424
Federal and state income taxes receivable	3,242	1,493
Deferred taxes	1,147	1,208
Assets held for sale	354	354
Property tax and insurance deposits	10,128	8,632
Prepaid expenses and other	3,830	4,010

Total current assets	62,458	50,600
Property and equipment, net	296,561	300,678
Deferred taxes	4,262	7,781
Investments in joint ventures	2,611	6,536
Other assets, net	18,900	14,908

Total assets	$384,792	$380,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,528	$2,037
Accounts payable to affiliates	2	—
Accrued expenses	17,521	12,287
Current portion of notes payable	6,564	9,347
Current portion of deferred income	7,197	6,838
Current portion of capital lease obligations	141	—
Customer deposits	1,388	1,295

Total current liabilities	34,341	31,804
Deferred income	15,340	16,747
Capital lease obligations, net of current portion	99	—
Other long-term liabilities	1,992	—
Notes payable, net of current portion	171,041	173,822
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares — 65,000; issued and outstanding shares 27,080 and 26,945 in 2010 and 2009, respectively	274	273
Additional paid-in capital	132,760	131,576
Retained earnings	29,879	27,215
Treasury stock, at cost — 350 shares	(934)	(934)

Total shareholders’ equity	161,979	158,130

Total liabilities and shareholders’ equity	$384,792	$380,503

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Resident and health care revenue	$50,451	$42,801	$140,253	$127,950
Unaffiliated management services revenue	18	18	54	54
Affiliated management services revenue	418	692	1,625	1,992
Community reimbursement revenue	2,713	4,603	10,089	13,298

Total revenues	53,600	48,114	152,021	143,294
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	31,209	26,718	85,904	78,707
General and administrative expenses	3,246	2,456	9,001	8,820
Facility lease expense	8,910	6,502	23,217	19,441
Stock-based compensation expense	226	282	783	902
Depreciation and amortization	3,536	3,334	10,487	9,862
Community reimbursement expense	2,713	4,603	10,089	13,298

Total expenses	49,840	43,895	139,481	131,030

Income from operations	3,760	4,219	12,540	12,264
Other income (expense):
Interest income	13	18	32	56
Interest expense	(2,815)	(2,967)	(8,440)	(8,871)
Gain on settlement of debt	—	—	684	—
Other income	(9)	(14)	8	59

Income before provision for income taxes	949	1,256	4,824	3,508
Provision for income taxes	(468)	(506)	(2,160)	(1,509)

Net income	$481	$750	$2,664	$1,999

Per share data:
Basic net income per share	$0.02	$0.03	$0.10	$0.07

Diluted net income per share	$0.02	$0.03	$0.10	$0.07

Weighted average shares outstanding — basic	26,607	26,222	26,574	26,251

Weighted average shares outstanding — diluted	26,703	26,351	26,671	26,339

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Operating Activities
Net income	$2,664	$1,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,487	9,851
Amortization	—	11
Amortization of deferred financing charges	248	253
Amortization of deferred lease costs, net	422	277
Deferred income	(2,232)	(2,174)
Deferred income taxes	3,580	1,133
Equity in the earnings of unconsolidated joint ventures	(8)	(59)
Gain on settlement of debt	(684)	—
Provision for bad debts	139	257
Stock based compensation expense	783	902
Changes in operating assets and liabilities:
Accounts receivable	(828)	(897)
Accounts receivable from affiliates	78	631
Property tax and insurance deposits	(1,653)	742
Prepaid expenses and other	135	2,532
Other assets	(2,719)	(489)
Accounts payable	(507)	(61)
Accrued expenses	5,234	(129)
Federal and state income taxes receivable	(1,749)	1,899
Customer deposits	93	(206)

Net cash provided by operating activities	13,483	16,472
Investing Activities
Capital expenditures	(6,370)	(6,343)
Acquisition of Signature Transaction	(2,000)	—
Distributions from joint ventures	5,117	606

Net cash used in investing activities	(3,253)	(5,737)
Financing Activities
Increase in restricted cash	(4,160)	(2,165)
Proceeds from notes payable	3,591	1,459
Lease incentive from Signature Transaction	2,000	—
Repayments of notes payable	(8,220)	(6,563)
Increase in capital lease obligations	240	—
Cash proceeds from the issuance of common stock	350	5
Excess tax benefits on stock options exercised	52	—
Purchases of treasury stock	—	(934)

Net cash used in financing activities	(6,147)	(8,198)

Increase in cash and cash equivalents	4,083	2,537
Cash and cash equivalents at beginning of period	28,972	25,880

Cash and cash equivalents at end of period	$33,055	$28,417

Supplemental Disclosures
Cash paid during the period for:
Interest	$8,261	$8,639

Income taxes	$1,094	$459

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
1. BASIS OF PRESENTATION
Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior living communities throughout the United States. As of September 30, 2010, the Company operated 78 senior living communities in 23 states with an aggregate capacity of approximately 11,000 residents, including 32 senior living communities which the Company either owned or in which the Company had an ownership interest, 45 senior living communities that the Company leased and one senior living community it managed for a third party. As of September 30, 2010, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company accounts for significant investments in unconsolidated companies, in which the Company has significant influence, using the equity method of accounting.
The accompanying consolidated balance sheet, as of December 31, 2009, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2009, and the accompanying unaudited consolidated financial statements, as of September 30, 2010 and 2009, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2010.
In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2010, results of operations for the three and nine months ended September 30, 2010 and 2009, respectively, and cash flows for the nine months ended September 30, 2010 and 2009. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results for the year ending December 31, 2010.
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
Development Guarantees
The Company, on three joint venture developments, has guaranteed that the communities will be completed and operated at budgeted costs approved by the joint venture members. These costs include the hard and soft construction costs and operating costs until each community reaches breakeven. The budgeted costs include contingency reserves for potential cost overruns and other unforeseen costs. The terms of these guarantees generally do not provide for a limitation on the maximum potential future payments. The Company has not made any payments under these guarantees. These joint ventures are currently in lease up and one of the joint ventures has exhausted all of its reserves under the existing loan commitment at September 30, 2010. The Company will be required to fund these deficits until the joint venture reaches breakeven for three consecutive months. Any amounts funded by the Company under this commitment, up to $0.5 million, may be recoverable from the joint venture in the event of liquidation. At September 30,

2010, the Company has not been required to fund any amounts to the joint ventures. The Company does not currently anticipate funding any deficits in excess of the amounts estimated to be recoverable from the joint ventures.
Assets Held for Sale
Assets are classified as held for sale when the Company has committed to selling the asset and believes that it will be disposed of within one year. The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The fair value of properties are generally determined based on market rates, industry trends and recent comparable sales transactions. The Company had one parcel of land, in Fort Wayne, Indiana, held for sale at September 30, 2010.
The Company currently estimates that the parcel of land held for sale in Fort Wayne, Indiana, has an aggregate fair value, net of costs of disposal, that exceeds its carrying value of $0.4 million at September 30, 2010. The amount that the Company will ultimately realize on the parcel of land could differ materially from this estimate.
Lease Accounting
The Company determines whether to account for its leases as either operating, capital or financing leases depending on the underlying terms of each lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of September 30, 2010, the Company leased 45 communities and classified each of the leases as an operating lease. The Company incurs lease acquisition costs and amortizes these costs over the term of the respective lease agreement. The Company’s lease obligations are subject to contingent rent increases based on changes in the consumer price index or certain operational performance measures. Certain leases entered into by the Company qualified as sale/leaseback transactions and as such any related gains have been deferred and are being amortized over the respective lease term.
Facility lease expense in the Company’s statement of income includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives.
There are various financial covenants and other restrictions in our lease agreements. Under the terms of certain lease agreements, the Company was required to pay additional cash collateral of approximately $0.2 million and $0.7 million during the three and nine month periods ended September 30, 2010, respectively. No additional cash collateral was required to be paid by the Company during the three and nine month periods ended September 30, 2009. Once the Company reaches certain performance targets, the additional cash collateral paid is returnable to the Company. The Company was in compliance with all of its lease covenants at September 30, 2010.
Income Taxes
At September 30, 2010, the Company had recorded on its consolidated balance sheet deferred tax assets of approximately $5.4 million. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated future expectations of net income and various tax planning strategies that it believes are both prudent and feasible, including various strategies to utilize net built-in gains on the Company’s appreciated assets. However, the benefits of the net deferred tax assets might not be realized if actual results differ from expectations. The Company believes based upon this analysis that the realization of the net deferred tax assets is reasonably assured and therefore has not provided for a valuation allowance.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$481	750	$2,664	$1,999
Net income allocated to unvested restricted shares	(8)	(18)	(47)	(48)

Undistributed net income allocated to common shares	$473	$732	$2,617	$1,951

Weighted average shares outstanding — basic	26,607	26,222	26,574	26,251
Effects of dilutive securities:
Employee equity compensation plans	96	129	97	88

Weighted average shares outstanding — diluted	26,703	26,351	26,671	26,339

Basic income per share	$0.02	$0.03	$0.10	$0.07

Diluted income per share	$0.02	$0.03	$0.10	$0.07

Awards of unvested restricted stock representing approximately 467,000 and 625,000 shares were outstanding for the three months ended September 30, 2010 and 2009, respectively, and 469,000 and 644,000 shares were outstanding for the nine months ended September 30, 2010 and 2009, respectively, and were included in the computation of undistributed net income allocated to common shares.
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
3. TRANSACTIONS WITH AFFILIATES
SHPII/CSL
In November 2004, the Company and Senior Housing Partners II, LP (“SHPII”) formed four joint ventures (collectively, “SHPII/CSL”) that own four senior living communities (the “Spring Meadows Communities”). SHPII/CSL is owned 95% by SHPII, a fund managed by Prudential Real Estate Investors (“Prudential”), and 5% by the Company. The Company has contributed $1.3 million for its interests in SHPII/CSL. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.1 million and $0.2 million in each of the three and nine month periods ended September 30, 2010 and 2009, respectively. In addition, the Company earned $0.3 million and $0.9 million in management fees on the Spring Meadows Communities in each of the three and nine month periods ended September 30, 2010 and 2009, respectively.

SHPIII/CSL Miami
In May 2007, the Company and Senior Housing Partners III, LP (“SHPIII”) formed SHPIII/CSL Miami, L.L.C. (“SHPIII/CSL Miami”) to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community opened in August 2008. The Company has contributed $0.8 million to SHPIII/CSL Miami for its 10% interest. The Company accounts for its investment in SHPIII/CSL Miami under the equity method of accounting and the Company recognized losses in the equity of SHPIII/CSL Miami of ($23,000) and ($48,000) during the three month periods ended September 30, 2010 and 2009, respectively. The Company recognized losses in the equity of SHPIII/CSL Miami of ($0.1) million in each of the nine month periods ended September 30, 2010. In addition, the Company earned $37,500 and $0.1 million in management fees on the SHPIII/CSL Miami community in each of the three and nine month periods ended September 30, 2010 and 2009, respectively.
SHPIII/CSL Richmond Heights
In November 2007, the Company and SHPIII formed SHPIII/CSL Richmond Heights, L.L.C. (“SHPIII/CSL Richmond Heights”) to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community opened in April 2009. The Company has contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest. The Company accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting and the Company recognized losses in the equity of SHPIII/CSL Richmond Heights of ($18,800) and ($42,800) during the three month periods ended September 30, 2010 and 2009, respectively. The Company recognized losses in the equity of SHPIII/CSL Richmond Heights of ($0.1) million in each of the nine month periods ended September 30, 2010 and 2009. In addition, the Company earned $37,500 and $0.1 million in management fees on the SHPIII/CSL Richmond Heights community in each of the three and nine month periods ended September 30, 2010 and 2009, respectively. Prior to opening SHPIII/CSL Richmond Heights, the Company earned $12,500 in pre-marketing fees in fiscal 2009.
SHPIII/CSL Levis Commons
In December 2007, the Company and SHPIII formed SHPIII/CSL Levis Commons, L.L.C. (“SHPIII/CSL Levis Commons”) to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community opened in April 2009. The Company has contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest. The Company accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting and the Company recognized losses in the equity of SHPIII/CSL Levis Commons of ($25,700) and ($72,700) during the three month periods ended September 30, 2010 and 2009, respectively. The Company recognized losses in the equity of SHPIII/CSL Levis Commons of ($0.1) million in each of the nine month periods ended September 30, 2010 and 2009. In addition, the Company earned $37,500 and $0.1 million in management fees on the SHPIII/CSL Levis Commons community in each of the three and nine month periods ended September 30, 2010 and 2009, respectively. Prior to opening SHPIII/CSL Levis Commons, the Company earned $12,500 in pre-marketing fees in fiscal 2009.
4. FACILITY LEASE TRANSACTIONS
Signature
Capital Senior Living Acquisition, LLC, a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement, dated as of June 25, 2010 (the “Asset Purchase Agreement”), with Signature Assisted Living of Texas, LLC (“Signature”) to acquire the leasehold interests in 12 senior housing communities and certain related personal property from Signature (the “Signature Transaction”). On September 10, 2010, the Company completed the Signature Transaction pursuant to the terms of the Asset Purchase Agreement for $25.8 million. Simultaneously with closing the Signature Transaction, the Company executed a Master Lease Agreement with affiliates of Health Care REIT, Inc. (“HCN”) for the 12 communities (the “Master Lease Agreement”) valued at $78.8 million. The Master Lease Agreement has a term of 15 years with one 15-year renewal option beyond the initial lease term. The initial lease rate is 8.5% and is subject to certain conditional escalation clauses. The Company has accounted for this lease as an operating lease. The Asset Purchase Agreement was funded by HCN with the intent to result in the same economic impact to the Company as a $104.6 million lease at current market rates. The $25.8 million funding provided by HCN for the transaction is non-recourse to the Company with identical terms as the Master Lease and includes a lease incentive to act as an agent in acquiring and terminating the leasehold interests of Signature. Therefore, a principal obligation has not been recorded by the Company within its consolidated financial statements. As a result of this transaction, the Company recorded within its consolidated Balance Sheet the assets acquired and retained, which will be amortized over their respective useful lives and a corresponding lease incentive within

“Other Long-Term Liabilities”, the future benefit of which will be amortized over the initial lease term as a reduction in “Facility Lease Expense”. The current estimate of the lease intangibles acquired and retained and the corresponding lease incentive is $2.0 million and is subject to final valuation adjustments. Additionally, the Company incurred $0.6 million in lease transaction costs of which $0.4 million have been deferred and are being amortized within the Company’s Statement of Income over the initial 15-year lease term. The Master Lease Agreement is a “triple net” lease pursuant to which the Company pays all expenses of the properties except principal and interest on any mortgage debt of the properties. The Master Lease Agreement contains customary representations and warranties as well as affirmative and negative covenants and the lease payments are guaranteed by subsidiaries of the Company. The Company will file the financial statements required by Item 9.01 on Form 8-K by amendment to the Company’s Current Report filed to report the Signature Transaction on Form 8-K on September 16, 2010, no later than 71 days from the date on which this report is required to be filed with the SEC.
5. DEBT TRANSACTIONS
Capital Leases
On September 10, 2010, in conjunction with the Signature Transaction described above, a non-cancelable lease which expires in 2013 for ten 12-passenger Ford Minibuses that are used to transport residents of the communities was transferred from Signature to the Company. The lease is classified as a capital lease because it contains a bargain purchase option which resulted in the Company recording a Capital Lease Obligation for $0.2 million.
Notes Payable
On September 10, 2010, the Company obtained certain insurance policies and entered into a finance agreement totaling $0.2 million. The finance agreement has a fixed interest rate of 3.30% with principal being repaid over a 7-month term.
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
The 25 senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At September 30, 2010, and December 31, 2009, these communities carried a total net book value of $220.5 million and $224.9 million, respectively, with total mortgage loans outstanding of $174.9 million and $182.3 million, respectively.
The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of certain promissory notes. The Company was in compliance with all of its debt covenants at September 30, 2010 and December 31, 2009.
6. EQUITY
Preferred Stock
The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Board without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of September 30, 2010 and 2009.
Share Repurchases
On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. Shares of stock repurchased under the program will be held as treasury shares. Pursuant to this authorization, during fiscal 2009, the Company purchased 349,800 shares at an average cost of $2.67 per share for a total cost to the Company of approximately $0.9 million. All such purchases were made in open market transactions. No shares have been purchased by the Company during the first nine months of fiscal 2010.
7. STOCK-BASED COMPENSATION
The Company recognizes compensation expense for share-based stock awards to employees, including grants of employee stock options and awards of restricted stock, in the statement of income based on their fair values.
On May 8, 2007, the Company’s stockholders approved the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (the “2007 Plan”), which provides for, among other things, the grant of restricted stock awards and stock options to purchase shares of the Company’s common stock. The 2007 Plan authorizes the Company to issue up to 2.6 million shares of common stock and the Company has reserved 1.9 million shares of common stock for future issuance pursuant to awards under the 2007 Plan. Effective May 8, 2007, the 1997 Omnibus Stock and Incentive Plan (as amended, the “1997 Plan”) was terminated and no additional shares will be granted under the 1997 Plan, although certain awards remain outstanding under the 1997 Plan. The Company has reserved 0.9 million shares of common stock for future issuance upon the exercise of outstanding stock options pursuant to the 1997 Plan.
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
A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2010, is presented below:

	Outstanding at
	Beginning of				Outstanding	Options
	Period	Granted	Exercised	Forfeited	End of Period	Exercisable
Shares	642,120	—	98,252	26,034	517,834	517,834
Weighted average price	$4.34	$—	$3.55	$5.21	$4.44	$4.44
The stock options outstanding and the options exercisable at September 30, 2010, each had an intrinsic value of $0.8 million. The Company awarded no stock options during the first nine months of fiscal 2010.
Restricted Stock
The Company may also grant restricted stock awards to employees, officers, and directors in order to attract, retain, and provide incentives for such individuals and to more closely align stockholder and employee interests. Restricted stock awards generally vest over a period of three to four years but such awards are considered outstanding at the time of grant, since the holders thereof are entitled to dividends and voting rights. The Company recognizes compensation expense of a restricted stock award over its vesting period based on the fair value of the award on the grant date, net of forfeitures.

A summary of the Company’s restricted stock awards activity and related information for the nine months ended September 30, 2010, is presented below:

	Outstanding at
	Beginning of				Outstanding
	Period	Granted	Vested	Forfeited	End of Period
Shares	649,207	55,000	218,222	18,562	467,423
The restricted stock awards outstanding at September 30, 2010, had an intrinsic value of $2.5 million.
During the nine months ended September 30, 2010, the Company awarded 55,000 shares of restricted common stock to certain employees and directors of the Company. The average market value of the common stock on the date of grant was $4.92. These awards of restricted shares vest over a three to four-year period and had an intrinsic value of $0.3 million on the date of issue.
Stock Based Compensation
The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. The Black-Scholes model requires the input of certain assumptions, including expected volatility, expected dividend yield, expected life of the option and the risk free interest rate. The expected volatility used by the Company is based primarily on an analysis of historical prices of the Company’s common stock. The expected term of options granted is based primarily on historical exercise patterns on the Company’s outstanding stock options. The risk free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not currently plan to pay dividends on its common stock and therefore has used a dividend yield of zero in determining the fair value of its awards. The option forfeiture rate assumption used by the Company, which affects the expense recognized as opposed to the fair value of the award, is based primarily on the Company’s historical option forfeiture patterns.
The Company has total stock-based compensation expense, net of estimated forfeitures, of $1.2 million not recognized as of September 30, 2010, and expects this expense to be recognized over approximately a three to four year period.
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
9. FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and fair values of financial instruments are as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$33,055	$33,055	$28,972	$28,972
Restricted cash	6,327	6,327	2,167	2,167
Notes payable	177,605	167,777	183,169	170,393
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
Overview
The following discussion and analysis addresses (i) the Company’s results of operations for the three and nine months ended September 30, 2010 and 2009, respectively, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
As of September 30, 2010, the Company operated 78 senior living communities in 23 states with an aggregate capacity of approximately 11,000 residents, including 25 senior living communities that the Company owned, 7 senior living communities in which the Company had an ownership interest, 45 senior living communities that the Company leased and one senior living community that it managed for a third party. As of September 30, 2010, the Company also operated one home care agency.
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
The Company primarily derives its revenue by providing senior living and healthcare services to the elderly and operating senior living communities leased from real estate investment trusts (“REITs”) and under joint venture arrangements. Despite challenging economic conditions, the Company has been able to increase total revenues approximately $8.7 million, or 6.1%, during the first nine months of fiscal 2010 of which approximately 92.3% of revenues were derived from resident and healthcare services, compared to the first nine months of fiscal 2009 when approximately 89.3% of revenues were derived from resident and healthcare services.
On September 10, 2010, the Company acquired the leasehold interests in 12 senior housing communities and certain related personal property from Signature for aggregate consideration of $25.8 million and executed a Master Lease Agreement with affiliates of HCN valued at $78.8 million. Funds for the transaction were provided by HCN and are non-recourse to the Company, the intent of which was to result in the same economic impact to the Company as a $104.6 million lease at current market rates. Therefore, a principal obligation has not been recorded by the Company within its consolidated financial statements. The Master Lease Agreement has a term of 15 years with one 15-year renewal option beyond the initial lease term. The Master Lease Agreement is a “triple net” lease pursuant to which the Company pays all expenses of the properties except principal and interest on any mortgage debt of the properties. The Master Lease Agreement contains customary representations and warranties as well as affirmative and negative covenants and the lease payments are guaranteed by subsidiaries of the Company.

During the first nine months of fiscal 2010, the Company extinguished $5.6 million of its outstanding debt obligations, which further reduced the Company’s exposure to the volatility in the credit markets and enabled the Company to reduce interest expense by approximately $0.4 million, or 4.9%, during the first nine months of fiscal 2010 when compared to the first nine months of fiscal 2009.
The senior living industry continues to be negatively impacted by unfavorable conditions in the housing, credit and financial markets and deteriorating conditions in the overall economy, generally resulting in lower than anticipated occupancy rates. During the first nine months of fiscal 2010, in response to these conditions, the Company has continued to focus on maintaining an emphasis on occupancy increases, improvement in rental rates, expense management and growth in net operating income per unit, increasing levels of care through conversions, and other opportunities to enhance cash flow and shareholder value.
Joint Venture Transactions and Management Contracts
As of September 30, 2010, the Company managed 7 communities owned by joint ventures in which the Company has a minority interest and one community owned by a third party. For communities owned by joint ventures and third parties, the Company typically receives a management fee of 5% of gross revenues.
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
SHPII/CSL Transactions
In November 2004, the Company formed SHPII/CSL with SHPII. SHPII/CSL is owned 95% by SHPII and 5% by the Company. In November 2004, SHPII/CSL acquired the Spring Meadows Communities which currently comprise 628 units with a combined capacity of 758 residents. The Company has contributed $1.3 million for its interests in SHPII/CSL. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.1 million and $0.2 million in each of the three and nine month periods ended September 30, 2010 and 2009, respectively. In addition, the Company earned $0.3 million and $0.9 million in management fees on the Spring Meadows Communities in each of the three and nine month periods ended September 30, 2010 and 2009, respectively.
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
SHP III Transactions
In May 2007, the Company and SHPIII formed SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 101 independent living units and 45 assisted living units and opened in August 2008. The Company has contributed $0.8 million to SHPIII/CSL Miami for its 10% interest. The Company accounts for its investment in SHPIII/CSL Miami under the equity method of accounting and the Company recognized losses in the equity of SHPIII/CSL Miami of ($23,000) and ($48,000) during the three month periods ended September 30, 2010 and 2009, respectively. The Company recognized losses in the equity of SHPIII/CSL Miami of ($0.1) million in each of the nine month periods ended September 30, 2010. In addition, the Company earned $37,500 and $0.1 million in management fees on the SHPIII/CSL Miami community in each of the three and nine month periods ended September 30, 2010 and 2009, respectively.

In November 2007, the Company and SHPIII formed SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 96 independent living units and 45 assisted living units and opened in April 2009. The Company has contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest. The Company accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting and the Company recognized losses in the equity of SHPIII/CSL Richmond Heights of ($18,800) and ($42,800) during the three month periods ended September 30, 2010 and 2009, respectively. The Company recognized losses in the equity of SHPIII/CSL Richmond Heights of ($0.1) million in each of the nine month periods ended September 30, 2010 and 2009. In addition, the Company earned $37,500 and $0.1 million in management fees on the SHPIII/CSL Richmond Heights community in each of the three and nine month periods ended September 30, 2010 and 2009, respectively. Prior to opening SHPIII/CSL Richmond Heights, the Company earned $12,500 in pre-marketing fees in fiscal 2009.
In December 2007, the Company and SHPIII formed SHPIII/CSL Levis Commons to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 101 independent living units and 45 assisted living units and opened in April 2009. The Company has contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest. The Company accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting and the Company recognized losses in the equity of SHPIII/CSL Levis Commons of ($25,700) and ($72,700) during the three month periods ended September 30, 2010 and 2009, respectively. The Company recognized losses in the equity of SHPIII/CSL Levis Commons of ($0.1) million in each of the nine month periods ended September 30, 2010 and 2009. In addition, the Company earned $37,500 and $0.1 million in management fees on the SHPIII/CSL Levis Commons community in each of the three and nine month periods ended September 30, 2010 and 2009, respectively. Prior to opening SHPIII/CSL Levis Commons, the Company earned $12,500 in pre-marketing fees in fiscal 2009.
The Company is party to a series of property management agreements (the “SHPIII/CSL Management Agreements”) with SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, and SHPIII/CSL Levis Commons (collectively “SHPIII/CSL”), which joint ventures are owned 90% by Senior Housing Partners III, L.P. (“SHPIII”), a fund managed by Prudential Investment Management, Inc. and 10% by the Company, which collectively own and operate SHPIII/CSL. The SHPIII/CSL Management Agreements are for initial terms of ten years from the date the certificate of occupancy was issued and currently extend until various dates through January 2019. The SHPIII/CSL Management Agreements generally provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities.
CGIM Transaction
The Company is party to a series of property management agreements with CGIM (the “CGIM Agreements”) currently expiring in August 2011. The CGIM Agreements generally provide for management fees of 5% to 6% of gross revenues, subject to certain base management fees. As of September 30, 2010, the Company managed one community under the CGIM Agreements.

Facility Lease Transactions
The Company currently leases 45 communities with certain REITs and accounts for each of the leases as an operating lease. The lease terms are generally for 10-15 years with renewal options for 5-15 years at the Company’s option. Under these agreements the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. The following table further describes each of the lease agreements (dollars in millions):

						Lease	Deferred
		Number of	Value of		Initial	Acquisition	Gains/Lease
Landlord	Effective Date of Lease	Communities	Transaction	Term	Lease Rate (1)	Costs(2)	Concessions (3)
Ventas	September 30, 2005	6	$84.6	10 years (Two five-year renewals)	8%	$1.3	$4.6
Ventas	October 18, 2005	1	19.5	10 years (Two five-year renewals)	8%	0.2	—
Ventas	March 31,2006	1	29.0	10 years (Two five-year renewals)	8%	0.1	14.3
Ventas	June 8, 2006	1	19.1	9.5 years (Two five-year renewals)	8%	0.4	—
Ventas	January 31, 2008	1	5.0	10 years (Two five-year renewals)	7.75%	0.2	—
HCP	May 1, 2006	3	54.0	(4) (Two ten-year renewals)	8%	0.2	12.8
HCP	May 31, 2006	6	43.0	10 years (Two ten-year renewals)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	(4) (Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	(4) (Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	(4) (Two ten-year renewals)	7.25%	0.1	—
HCN	April 16, 2010	5	48.5	15 years (One 15-year renewal)	8.25%	0.6	0.8
HCN	May 1, 2010	3	36.0	15 years (One 15-year renewal)	8.25%	0.2	0.4
HCN	September 10, 2010	12	104.6	15 years (One 15-year renewal)	8.50%	0.4	2.0

Subtotal						4.9	35.5
Accumulated lease acquisition cost amortization through September 30, 2010						(1.6)	—
Accumulated deferred gains / lease concessions recognized through September 30, 2010						—	(15.0)

Net lease acquisition costs / deferred gains / lease concessions as of September 30, 2010						$3.3	$20.5

(1)	Initial lease rates are subject to conditional lease escalation provisions as set forth in each lease agreement.

(2)	Lease acquisition costs are being amortized over the leases’ initial term.

(3)	Deferred gains of $32.8 million and lease concessions of $2.6 million are being recognized in the Company’s statement of income as a reduction in facility lease expense over the leases’ initial term. Lease concessions of $0.6 million relate to the HCP transaction on May 31, 2006, and $2.0 million relate to the Signature transaction on September 10, 2010.

(4)	Initial lease term expires on October 31, 2018.
Facility lease expense in the Company’s statement of income includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives.
There are various financial covenants and other restrictions in our lease agreements. Under the terms of certain lease agreements, the Company was required to pay additional cash collateral of approximately $0.2 million and $0.7 million during the three and nine month periods ended September 30, 2010, respectively. No additional cash collateral was required to be paid by the Company during the three and nine month periods ended September 30, 2009. Once the Company reaches certain performance targets, the additional cash collateral paid is returnable to the Company. The Company was in compliance with all of its lease covenants at September 30, 2010.
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
Website
The Company’s website, www.capitalsenior.com, contains an Investor Relations section, which provides links to the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Section 16 filings as well as amendments to such reports and filings, which are available free of charge through the Company’s website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Results of Operations
The following table sets forth for the periods indicated selected statements of income data in thousands of dollars and expressed as a percentage of total revenues.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	$	%	$	%	$	%	$	%
Revenues:
Resident and healthcare revenue	$50,451	94.1	$42,801	89.0	$140,253	92.3	$127,950	89.3
Unaffiliated management service revenue	18	0.0	18	0.0	54	0.0	54	0.0
Affiliated management service revenue	418	0.8	692	1.4	1,625	1.1	1,992	1.4
Community reimbursement revenue	2,713	5.1	4,603	9.6	10,089	6.6	13,298	9.3

Total revenue	53,600	100.0	48,114	100.0	152,021	100.0	143,294	100.0
Expenses:
Operating expenses (exclusive of depreciation and amortization shown below)	31,209	58.2	26,718	55.5	85,904	56.5	78,707	54.9
General and administrative expenses	3,246	6.1	2,456	5.1	9,001	5.9	8,820	6.1
Facility lease expense	8,910	16.6	6,502	13.5	23,217	15.3	19,441	13.6
Stock-based compensation	226	0.4	282	0.6	783	0.5	902	0.6
Depreciation and amortization	3,536	6.6	3,334	6.9	10,487	6.9	9,862	6.9
Community reimbursement expense	2,713	5.1	4,603	9.6	10,089	6.7	13,298	9.3

Total expenses	49,840	93.0	43,895	91.2	139,481	91.8	131,030	91.4

Income from operations	3,760	7.0	4,219	8.8	12,540	8.2	12,264	8.6
Other income (expense):
Interest income	13	0.0	18	0.0	32	0.0	56	0.0
Interest expense	(2,815)	(5.2)	(2,967)	(6.2)	(8,440)	(5.5)	(8,871)	(6.2)
Gain on settlement of debt	—	—	—	—	684	0.5	—	—
Other income (expense)	(9)	(0.0)	(14)	0.0	8	0.0	59	0.1

Income before provision for income taxes	949	1.8	1,256	2.6	4,824	3.2	3,508	2.5
Provision for income taxes	(468)	(0.9)	(506)	(1.0)	(2,160)	(1.4)	(1,509)	(1.1)

Net income	$481	0.9	$750	1.6	$2,664	1.8	$1,999	1.4

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
Revenues.
Total revenues were $53.6 million for the three months ended September 30, 2010 compared to $48.1 million for the three months ended September 30, 2009, representing an increase of approximately $5.5 million, or 11.4%. This increase in revenue is primarily the result of an increase in resident and healthcare revenue of $7.7 million offset by a decrease in affiliated management services revenue of $0.3 million and a decrease in community reimbursement revenue of $1.9 million.
•	The increase in resident and healthcare revenue primarily results from an increase of $5.7 million from the consolidation of eight communities previously owned by Midwest I and Midwest II that were sold to HCN and leased back by the Company in April 2010, an increase of $1.8 million from the addition of the leasehold interests in 12 communities from Signature in September 2010, and an increase in average rental rates of 0.3% and occupancy of 0.3% at the Company’s other consolidated communities.

•	The decrease in affiliated management services revenue of $0.3 million primarily results from the sale of the eight communities owned by Midwest I and Midwest II to HCN and leased back by the Company in April 2010.

•	Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements.

Expenses.
Total expenses were $49.8 million in the third quarter of fiscal 2010 compared to $43.9 million in the third quarter of fiscal 2009, representing an increase of $5.9 million, or 13.5%. This increase in expenses is primarily the result of a $4.5 million increase in operating expenses, a $0.8 million increase in general and administrative expenses, a $2.4 million increase in facility lease expense, and a $0.2 million increase in depreciation and amortization expense offset by a $0.1 million decrease in stock-based compensation expense and a $1.9 million decrease in community reimbursement expense.
•	The increase in operating expenses primarily results from an increase of $3.3 million from the consolidation of eight communities previously owned by Midwest I and Midwest II that were sold to HCN and leased back by the Company in April 2010, an increase of $0.9 million from the addition of the leasehold interests in 12 communities from Signature in September 2010, and an increase in operating costs at the Company’s other consolidated communities of $0.3 million primarily due to an increase in labor and benefit costs of $0.1 million and utilities of $0.2 million.

•	General and administrative expenses increased $0.8 million, or 32.2%, primarily due to an increase in employee benefit claims paid, which resulted in higher health insurance costs to the Company.

•	Facility lease expense increased $1.7 million from the consolidation of eight communities previously owned by Midwest I and Midwest II that were sold to HCN and leased back by the Company in April 2010, $0.6 million from the addition of the leasehold interests in 12 communities from Signature in September 2010, and $0.1 million for contingent annual rental rate escalations for certain existing leases.

•	Depreciation and amortization expense increased $0.2 million primarily as a result of an increase in depreciable assets at the Company’s consolidated communities.

•	Stock-based compensation decreased $0.1 million in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 primarily due to a decrease in the number of unvested restricted shares outstanding during these periods.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures.
Other income and expense.
•	Interest income reflects interest earned on the investment of cash balances and interest earned on escrowed funds. Interest income decreased primarily due to lower interest rates in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.

•	Interest expense decreased $0.2 million in the third quarter of fiscal 2010 when compared to the third quarter of fiscal 2009. The decrease in interest expense results from less debt outstanding during the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.

•	Other (expense) income in the third quarters of fiscal 2010 and 2009 relates to the Company’s equity in the net losses of unconsolidated affiliates, which represents the Company’s share of the net losses on its investments in joint ventures.
Provision for income taxes.
Provision for income taxes for the third quarter of fiscal 2010 was $0.5 million, or 49.3% of income before taxes, compared to a provision for income taxes of $0.5 million, or 40.1% of income before taxes, for the third quarter of fiscal 2009. The effective tax rates for the third quarters of fiscal 2010 and 2009 differ from the statutory tax rates due to state income taxes and permanent tax differences. The Company is impacted by the Texas Margin Tax (“TMT”) and Michigan Business Tax (“MBT”), which effectively impose taxes on modified gross revenues for communities within the States of Texas and Michigan, respectively. As of September 30, 2010, the Company consolidated 29 Texas communities and two Michigan communities and the TMT and MBT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. At September 30, 2010, no valuation allowance was considered necessary based on this evaluation.
Net income.
As a result of the foregoing factors, the Company reported net income of $0.5 million for the three months ended September 30, 2010, compared to net income of $0.8 million for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
Revenues.
Total revenues were $152.0 million for the nine months ended September 30, 2010 compared to $143.3 million for the nine months ended September 30, 2009, representing an increase of approximately $8.7 million, or 6.1%. This increase in revenue is primarily the result of a $12.3 million increase in resident and healthcare revenue offset by a decrease in affiliated management services revenue of $0.4 million and a decrease in community reimbursement revenue of $3.2 million.
•	The increase in resident and healthcare revenue primarily results from an increase of $9.9 million from the consolidation of eight communities previously owned by Midwest I and Midwest II that were sold to HCN and leased back by the Company in April 2010, an increase of $1.8 million from the addition of the leasehold interests in 12 communities from Signature in September 2010, and an increase in average rental rates of 0.6% which was partially offset by a decrease in occupancy of 0.3% at the Company’s other consolidated communities.

•	The decrease in affiliated management services revenue reflects a decrease of $0.5 million from the sale of the eight communities owned by Midwest I and Midwest II to HCN and leased back by the Company in April 2010, offset by an increase of $0.1 million for management services revenue earned by the Company from the two SHPIII/CSL joint venture communities that opened in April 2009.

•	Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements.
Expenses.
Total expenses were $139.5 million in the first nine months of fiscal 2010 compared to $131.0 million in the first nine months of fiscal 2009, representing an increase of $8.5 million, or 6.4%. This increase is primarily the result of a $7.2 million increase in operating expenses, a $0.2 million increase in general and administrative expenses, a $3.8 million increase in facility lease expense, and a $0.6 million increase in depreciation and amortization expense, offset by a $0.1 million decrease in stock-based compensation, and a $3.2 million decrease in community reimbursement expense.
•	The increase in operating expenses primarily results from an increase of $5.6 million from the consolidation of eight communities previously owned by Midwest I and Midwest II that were sold to HCN and leased back by the Company in April 2010, an increase of $0.9 million from the addition of the leasehold interests in 12 communities from Signature in September 2010, and an increase in operating costs at the Company’s other consolidated communities of $0.7 million primarily due to an increase in labor and benefit costs of $0.4 million, utilities of $0.2 million, and promotional advertising of $0.1 million.

•	General and administrative expenses increased $0.2 million or 2.1% primarily due to an increase in employee benefit claims paid, which resulted in higher health insurance costs to the Company.

•	Facility lease expense increased $3.1 million from the consolidation of eight communities previously owned by Midwest I and Midwest II that were sold to HCN and leased back by the Company in April 2010, $0.6 million from the addition of the leasehold interests in 12 communities from Signature in September 2010, and $0.1 million for contingent annual rental rate escalations for certain existing leases.

•	Depreciation and amortization expense increased $0.6 million primarily as a result of an increase in depreciable assets at the Company’s consolidated communities.

•	Stock-based compensation decreased $0.1 million in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 primarily due to a decrease in the number of unvested restricted shares outstanding during these periods.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures.
Other income and expense.
•	Interest income reflects interest earned on the investment of cash balances and interest earned on escrowed funds. Interest income decreased primarily due to lower interest rates in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009.

•	Interest expense decreased $0.4 million in the first nine months of fiscal 2010 when compared to the first nine months of fiscal 2009. The decrease in interest expense results from less debt outstanding during the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009.
•	Gain on settlement of debt represents the recognition of the gain associated with the pay-off settlement of the promissory note with the Lehman securitized trust in April 2010.

•	Other income in the first nine months of fiscal 2010 and 2009 relates to the Company’s equity in the net earnings of unconsolidated affiliates, which represents the Company’s share of the net earnings on its investments in joint ventures.
Provision for income taxes.
Provision for income taxes for the first nine months of fiscal 2010 was $2.2 million, or 44.8% of income before taxes, compared to a provision for income taxes of $1.5 million, or 43.0% of income before taxes, for the first nine months of fiscal 2009. The effective tax rates for the first nine months of fiscal 2010 and 2009 differ from the statutory tax rates due to state income taxes and permanent tax differences. The Company is impacted by the Texas Margin Tax (“TMT”) and Michigan Business Tax (“MBT”), which effectively impose taxes on modified gross revenues for communities within the States of Texas and Michigan, respectively. As of September 30, 2010, the Company consolidated 29 Texas communities and two Michigan communities and the TMT and MBT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. At September 30, 2010, no valuation allowance was considered necessary based on this evaluation.
Net income.
As a result of the foregoing factors, the Company reported net income of $2.7 million for the nine months ended September 30, 2010, compared to net income of $2.0 million for the nine months ended September 30, 2009.
Liquidity and Capital Resources
The impact of the current economic environment could result in decreases in the fair value of assets, slowing of transactions, and tightening liquidity and credit markets. These impacts could make securing debt for acquisitions or refinancings for the Company, its joint ventures, or buyers of the Company’s properties more difficult or on terms not acceptable to the Company. Additionally, the Company may be more susceptible to being negatively impacted by operating or performance deficits based on the exposure associated with certain of its development guarantees or lease coverage requirements.
In addition to approximately $33.1 million of unrestricted cash balances on hand as of September 30, 2010, the Company’s principal sources of liquidity are expected to be cash flows from operations, proceeds from the sale of assets, cash flows from SHPIII/CSL Miami, SHP III/CSL Richmond Heights, and SHPIII/CSL Levis Commons and/or additional debt refinancings. The Company expects its available cash and cash flows from operations, proceeds from the sale of assets, and cash flows from SHPIII/CSL Miami, SHP III/CSL Richmond Heights, and SHPIII/CSL Levis Commons to be sufficient to fund its short-term working capital requirements and the Company’s stock repurchase program. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company from time to time considers and evaluates transactions related to its portfolio including refinancings, purchases and sales, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.
In summary, the Company’s cash flows were as follows (in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Net cash provided by operating activities	$13,483	$16,472
Net cash used in investing activities	(3,253)	(5,737)
Net cash used in financing activities	(6,147)	(8,198)

Net increase in cash and cash equivalents	$4,083	$2,537

Operating Activities.
The net cash provided by operating activities for the first nine months of fiscal 2010 primarily results from net income of $2.7 million, net non-cash charges of $12.7 million, an increase in accounts payable and accrued expenses of $4.7 million, and an increase in customer deposits of $0.1 million, offset by an increase in accounts receivable of $0.7 million, an increase in property tax and insurance deposits of $1.7 million, and an increase in prepaid expenses and other assets of $2.6 million, and an increase in federal and state income taxes receivable of $1.7 million,. The net cash provided by operating activities for the first nine months of fiscal 2009 primarily results from net income of $2.0 million, net non-cash charges of $10.5 million, a decrease in property tax and insurance deposits of $0.7 million, a decrease in prepaid expenses and other assets of $2.0 million, and a decrease in federal and state income taxes receivable of $1.9 million offset by an increase in accounts receivable of $0.2 million, a decrease in accounts payable and accrued expenses of $0.2 million, and a decrease in customer deposits of $0.2 million.
Investing Activities.
The net cash used in investing activities for the first nine months of fiscal 2010 primarily results from capital expenditures of $6.4 million and $2.0 million for the acquisition of the Signature Transaction offset by distributions from joint ventures of $5.1 million. The net cash used in investing activities for the first nine months of fiscal 2009 primarily results from capital expenditures of $6.3 million offset by distributions from joint ventures of $0.6 million.
Financing Activities.
The net cash used in financing activities for the first nine months of fiscal 2010 results from net repayments of notes payable of $4.6 million and additions to restricted cash of $4.2 million offset by $2.0 million in lease incentives from the Signature Transaction, an increase in capital lease obligations of $0.2 million and proceeds and excess tax benefits from the issuance of common stock of $0.4 million. The net cash used in financing activities for the first nine months of fiscal 2009 primarily results from net repayments of notes payable of $5.1 million, additions to restricted cash of $2.2 million, and purchases of treasury stock of $0.9 million.
Debt Transactions.
On September 10, 2010, in conjunction with the Signature Transaction described above, a non-cancelable lease which expires in 2013 for ten 12-passenger Ford Minibuses that are used to transport residents of the communities was transferred from Signature to the Company. The lease is classified as a capital lease because it contains a bargain purchase option which resulted in the Company recording a Capital Lease Obligation for $0.2 million.
On September 10, 2010, the Company obtained certain insurance policies and entered into a finance agreement totaling $0.2 million. The finance agreement has a fixed interest rate of 3.30% with principal being repaid over a 7-month term.
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
The 25 senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At September 30, 2010, and December 31, 2009, these communities carried a total net book value of $220.5 million and $224.9 million, respectively, with total mortgage loans outstanding of $174.9 million and $182.3 million, respectively.

The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of certain promissory notes. The Company was in compliance with all of its debt covenants at September 30, 2010 and 2009.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of September 30, 2010, the Company had $177.6 million in outstanding debt comprised solely of fixed rate debt instruments. In addition, as of September 30, 2010, the Company had $420.1 million in future lease obligations with contingent rent increases based on changes in the consumer price index or certain operational performance measures.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following information is provided pursuant to Item 703 of Regulation S-K. The Company did not purchase any shares of its common stock pursuant to the Company’s share repurchase program (as described below) during the nine month period ended September 30, 2010. The information set forth in the table below reflects shares purchased by the Company pursuant to this repurchase program prior to the nine month period ended September 30, 2010.

			Total Number of Shares	Approximate Dollar Value of
	Total Number	Average	Purchased as Part of	Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the Plans or
Period	Purchased	per Share	Plans or Programs	Programs (1)
Total at June 30, 2010	349,800	$2.67	349,800	$9,065,571
July 1 — July 31, 2010	—	—	—	—
August 1 — August 31, 2010	—	—	—	—
September 1 — September 30, 2010	—	—	—	—

Total at September 30, 2010	349,800	$2.67	349,800	$9,065,571

(1)	On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. All shares that have been purchased by the Company under this program were purchased in open-market transactions.
Item 3. DEFAULTS UPON SENIOR SECURITIES.
Not Applicable
Item 5. OTHER INFORMATION.
Not Applicable
Item 6. EXHIBITS.
The exhibits to this Form 10-Q are listed on the Exhibit Index page hereof, which is incorporated by reference into this Item 6.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Capital Senior Living Corporation (Registrant)
By:	/s/ Ralph A. Beattie
Ralph A. Beattie
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
Date: November 5, 2010

INDEX TO EXHIBITS
     The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

Exhibit
Number		Description
2.1	—	Asset Purchase Agreement, dated as of June 25, 2010, between Capital Senior Living Acquisition, L.L.C. and Signature Assisted Living of Texas, LLC. (Incorporated by reference to exhibit 2.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 28, 2010.)

3.1.1	—	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to exhibit 3.1 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)

3.1.2	—	Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

3.2.1	—	Bylaws of the Registrant. (Incorporated by reference to exhibit 3.2 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)

3.2.2	—	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

3.2.3	—	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant. (Incorporated by reference to exhibit 3.2.2 to the Company’s Annual Report on Form 10-K for the year period ended December 31, 2002, filed by the Company with the Securities and Exchange Commission.)

4.1	—	Rights Agreement, dated as of February 25, 2010, between Capital Senior Living Corporation and Mellon Investor Services, L.L.C., including all exhibits thereto. (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 25, 2010.)

4.2	—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock, $0.01 par value. (Incorporated by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 25, 2010.)

4.3	—	Form of Right Certificate. (Included as Exhibit B to the Rights Agreement, which is Exhibit 4.1 hereto.)

4.4	—	Form of Summary of Rights. (Included as Exhibit C to the Rights Agreement, which is Exhibit 4.1 hereto.)

4.5	—	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 4.6 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

4.6	—	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 4.7 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

10.1	—	Master Lease Agreement, dated as of September 10, 2010, between Capital Texas S, LLC and the Landlord parties thereto. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2010.)

Exhibit
Number		Description
10.2	—	Note, dated as of September 10, 2010, by Capital Texas S, LLC in favor of Health Care REIT, Inc. (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2010.)

31.1*	—	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	—	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	—	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Ralph A. Beattie pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.