Form 10-K
period 2010-12-31
CAPITAL SENIOR LIVING CORP
filed 2011-03-14
CIK 1043000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the 26,161,412 shares of the Registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates (defined to exclude all of the Registrants executive officers and directors) on December 31, 2010, based upon the closing price of the Registrant’s Common Stock as reported by the New York Stock Exchange on June 30, 2010, was approximately $130.0 million. As of February 28, 2011, the Registrant had 27,151,919 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement pertaining to its 2011 Annual Meeting of Stockholders and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A are incorporated herein by reference into Part III of this report.

CAPITAL SENIOR LIVING CORPORATION

PART I

ITEM 1.	BUSINESS.

Overview

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company and its predecessors have provided senior living services since 1990. As of December 31, 2010, the Company operated 77 senior living communities in 23 states with an aggregate capacity of approximately 11,000 residents, including 32 senior living communities which the Company either owned or in which the Company had an ownership interest and 45 senior living communities that the Company leased. As of December 31, 2010, the Company also operated one home care agency. During 2010, approximately 95% of total revenues for the senior living communities operated by the Company were derived from private pay sources.

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

According to the American Seniors Housing Association Seniors Housing Construction Trends Report for 2010, 14% of the senior housing supply in the 100 largest metropolitan areas of the United States are assisted living units, 19% are independent living units, 44% are nursing care beds, 3% are memory care units and 20% relate to age restricted senior apartments.

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

Demographics

According to the American Seniors Housing Association Seniors Housing Construction Trends Report for 2010, the largest 100 metropolitan areas contain approximately 66% of the total United States population, 62% of the age 65+ population, and 61% of the age 75+ population, based on the most recent population projections from the United States Census Bureau. As the number of persons aged 75 and over continues to grow, the Company believes that there will be corresponding increases in the number of persons who need assistance with ADLs.

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

Provide a Broad Range of Quality Personalized Care

Central to the Company’s operating strategy is its focus on providing quality care and services that are personalized and tailored to meet the individual needs of each community resident. The Company’s residences and services are designed to provide a broad range of care that permits residents to “age in place” as their needs change and as they develop further physical or cognitive frailties. By creating an environment that maximizes resident autonomy and provides individualized service programs, the Company seeks to attract seniors at an earlier stage, before they need the higher level of care provided in a skilled nursing facility. The Company also maintains a comprehensive quality assurance program designed to ensure the satisfaction of its residents and their family members. The Company conducts annual resident satisfaction surveys that allow residents at each community to express whether they are “very satisfied,” “satisfied” or “dissatisfied” with all major areas of a community, including, housekeeping, maintenance, activities and transportation, food service, security and management. In both 2010 and 2009, the Company achieved 95% overall approval ratings from the residents’ satisfaction surveys.

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

Independent Living Services

The Company provides independent living services to seniors who typically do not yet need assistance or support with ADLs, but who prefer the physical and psychological comfort of a residential community that offers health care and other services. As of December 31, 2010, the Company had ownership interests in 30 communities and leased 14 communities that provide independent living services, which include communities that combine assisted living services, with an aggregate capacity for approximately 6,600 residents.

Independent living services provided by the Company include daily meals, transportation, social and recreational activities, laundry, housekeeping and 24-hour staffing. The Company also fosters the wellness of its residents by offering access to health screenings (such as blood pressure checks), periodic special services (such as influenza inoculations), dietary and similar programs, as well as ongoing exercise and fitness classes. Classes are given by health care professionals to keep residents informed about health and disease management. Subject to applicable government regulation, personal care and medical services are available to independent living residents through either the community staff or through the Company’s agency or other independent home care agencies. The Company’s independent living residents pay a fee ranging from $1,350 to $4,560 per month, in general, depending on the specific community, program of services, size of the unit and amenities offered. The Company’s contracts with its independent living residents are generally for a term of one year and are typically terminable by either party, under certain circumstances, upon 30 days notice.

Assisted Living Services

The Company offers a wide range of assisted living care and services, including personal care services, 24 hour staffing, support services, and supplemental services. As of December 31, 2010, the Company had ownership interests in 11 communities and leased 36 communities that provide assisted living services, which include communities that combine independent living and other services, with an aggregate capacity for approximately 3,700 residents. The residents of the Company’s assisted living residences generally need help with some or all ADLs, but do not require the more acute medical care traditionally given in nursing homes. Upon admission to the Company’s assisted living communities, and in consultation with the resident, the resident’s family and medical consultants, each resident is assessed to determine his or her health status, including functional abilities and need for personal care services. The resident also completes a lifestyles assessment to determine the resident’s preferences. From these assessments, a care plan is developed for each resident to ensure that all staff members who render care meet the specific needs and preferences of each resident where possible. Each resident’s care plan is reviewed periodically to determine when a change in care is needed.

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

The Company’s assisted living residents pay a fee ranging from $1,550 to $7,175 per month, in general, depending on the specific community, the level of personal care services, support service and supplemental services provided to the resident, size of the unit and amenities offered. The Company’s contracts with its assisted living residents are generally for a term of one year and are typically terminable by either party, under certain circumstances, upon 30 days notice.

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

Continuing Care Retirement Community Services

The Company’s continuing care retirement communities are senior living rental properties where the Company provides traditional long-term care through 24-hour-per-day skilled nursing care by registered nurses, licensed practical nurses and certified nursing assistants as well as assisted living and independent living care. The Company also offers a comprehensive range of restorative nursing and rehabilitation services in its communities including, but not limited to, physical, occupational, speech and medical social services. The Company’s residents receiving skilled nursing services pay fees ranging from $3,630 to $7,500 per month, in general, depending on the specific community and the level of care provided. As of December 31, 2010, the Company had ownership interests in one community and leased one community providing a continuum of care services with an aggregate capacity for approximately 700 residents at all levels of care at those two communities.

Home Care Services

As of December 31, 2010, the Company provided home care services to clients at one senior living community through the Company’s home care agency and made home care services available to clients at a majority of its senior living communities through third-party providers. The Company believes that the provision of private pay, home care services is an attractive adjunct to its independent living services because it allows the Company to provide more services to its residents as they age in place and increases the length of stay in the Company’s communities. In addition, the Company makes available to residents certain customized physician, dentistry, podiatry and other health-related services that may be offered by third-party providers.

Operating Communities

The table below sets forth certain information with respect to senior living communities operated by the Company as of December 31, 2010.

			Resident Capacity(1)					Commencement
Community		Units	IL	AL	CCRC	Total	Ownership(2)	of Operations(3)

Owned:
Canton Regency	Canton, OH	291	—	—	357	357	100%	03/91
Gramercy Hill	Lincoln, NE	146	62	103	—	165	100%	10/98
Heatherwood	Detroit, MI	158	185	—	—	185	100%	01/92
Independence Village	East Lansing, MI	151	161	—	—	161	100%	08/00
Independence Village	Peoria, IL	158	166	—	—	166	100%	08/00
Independence Village	Raleigh, NC	165	177	—	—	177	100%	08/00
Independence Village	Winston-Salem, NC	156	161	—	—	161	100%	08/00
Sedgwick Plaza	Wichita, KS	144	134	35	—	169	100%	08/00
Waterford at Columbia	Columbia, SC	120	141	—	—	141	100%	11/00
Waterford at Deer Park	Deer Park, TX	120	144	—	—	144	100%	11/00
Waterford at Edison Lakes	South Bend, IN	120	141	—	—	141	100%	12/00

			Resident Capacity(1)					Commencement
Community		Units	IL	AL	CCRC	Total	Ownership(2)	of Operations(3)

Waterford at Fairfield	Fairfield, OH	120	140	—	—	140	100%	11/00
Waterford at Fort Worth	Fort Worth, TX	151	176	—	—	176	100%	06/00
Waterford at Highland Colony	Jackson, MS	120	143	—	—	143	100%	11/00
Waterford at Huebner	San Antonio, TX	120	135	—	—	135	100%	04/99
Waterford at Ironbridge	Springfield, MO	119	142	—	—	142	100%	06/01
Waterford at Mansfield	Mansfield, OH	119	142	—	—	142	100%	10/00
Waterford at Mesquite	Mesquite, TX	154	176	—	—	176	100%	09/99
Waterford at Pantego	Pantego, TX	120	143	—	—	143	100%	12/00
Waterford at Plano	Plano, TX	136	109	57	—	166	100%	12/00
Waterford at Shreveport	Shreveport, LA	117	136	—	—	136	100%	03/99
Waterford at Thousand Oaks	San Antonio, TX	120	135	—	—	135	100%	05/00
Wellington at Arapaho	Richardson, TX	137	112	57	—	169	100%	05/02
Wellington at North Richland Hills, TX	North Richland Hills, TX	119	139	—	—	139	100%	01/02
Wellington at Oklahoma City	Oklahoma City, OK	120	143	—	—	143	100%	11/00

		3,501	3,443	252	357	4,052
Leased:
Ventas:
Amberleigh	Buffalo, NY	267	387	—	—	387	N/A	01/92
Cottonwood Village	Cottonwood, AZ	163	131	58	—	189	N/A	03/91
Crown Pointe	Omaha, NE	134	139	26	—	165	N/A	08/00
Georgetowne Place	Fort Wayne, IN	162	242	—	—	242	N/A	10/05
Harrison at Eagle Valley[4]	Indianapolis, IN	124	138	—	—	138	N/A	03/91
Rose Arbor	Maple Grove, MN	137	86	87	—	173	N/A	06/06
Towne Centre	Merrillville, IN	327	—	—	358	358	N/A	03/91
Villa Santa Barbara	Santa Barbara, CA	126	64	62	—	126	N/A	08/00
West Shores	Hot Springs, AR	137	131	42	—	173	N/A	08/00
Whitley Place	Keller, TX	47	—	65	—	65	N/A	02/08
HCN:
The Waterford at Ames	Ames, IA	59	—	122	—	122	N/A	02/06
The Waterford at Miracle Hills	Omaha, NE	64	—	70	—	70	N/A	03/06
The Waterford at Roxbury Park	Omaha, NE	62	—	70	—	70	N/A	02/06
The Waterford at Van Dorn	Lincoln, NE	68	—	84	—	84	N/A	02/06
The Waterford at Woodbridge	Plattsmouth, NE	40	—	45	—	45	N/A	02/06
Keepsake Village of Columbus	Columbus, IN	42	—	48	—	48	N/A	08/06
The Hearth at Prestwick	Avon, IN	132	—	150	—	150	N/A	08/06
The Hearth at Windermere	Fishers, IN	126	—	150	—	150	N/A	08/06
Spring Lake	Paris, TX	52	—	70	—	70	N/A	09/10
Pecan Point	Sherman, TX	52	—	70	—	70	N/A	09/10
Santa Fe Trails	Cleburne, TX	52	—	70	—	70	N/A	09/10
Walnut Creek	Mansfield, TX	52	—	70	—	70	N/A	09/10

			Resident Capacity(1)					Commencement
Community		Units	IL	AL	CCRC	Total	Ownership(2)	of Operations(3)

Martin Crest	Weatherford, TX	52	—	70	—	70	N/A	09/10
Azalea Trails	Tyler, TX	52	—	70	—	70	N/A	09/10
Hawkins Creek	Longview, TX	52	—	70	—	70	N/A	09/10
Magnolia Court	Nacogdoches, TX	52	—	70	—	70	N/A	09/10
Buffalo Creek	Waxahachie, TX	52	—	70	—	70	N/A	09/10
Dogwood Trails	Palestine, TX	61	—	72	—	72	N/A	09/10
Stonefield	McKinney, TX	74	—	90	—	90	N/A	09/10
Heritage Oaks	Conroe, TX	74	—	90	—	90	N/A	09/10
HCP:
Atrium of Carmichael	Sacramento, CA	152	155	—	—	155	N/A	01/92
Covenant Place of Abilene	Abilene, TX	50	—	55	—	55	N/A	08/04
Covenant Place of Burleson	Burleson, TX	74	—	80	—	80	N/A	08/04
Covenant Place of Waxahachie	Waxahachie, TX	50	—	55	—	55	N/A	08/04
Crescent Place	Cedar Hill, TX	80	—	85	—	85	N/A	11/05
Crescent Point	Cedar Hill, TX	112	134	—	—	134	N/A	08/04
Crosswood Oaks	Sacramento, CA	121	127	—	—	127	N/A	01/92
Good Place	North Richland	72	—	80	—	80	N/A	08/04
	Hills, TX
Meadow Lakes	North Richland	120	145	—	—	145	N/A	08/04
	Hills, TX
Tesson Heights	St. Louis, MO	184	134	72	—	206	N/A	10/98
Veranda Club	Boca Raton, FL	141	182	—	—	182	N/A	01/92
Charlotte Square	Charlotte, NC	73	—	125	—	125	N/A	12/06
Chesapeake Place	Chesapeake, VA	87	—	153	—	153	N/A	12/06
Greenville Place	Greenville, SC	87	—	153	—	153	N/A	12/06
Myrtle Beach Estates	Myrtle Beach, SC	80	—	142	—	142	N/A	12/06

		4,377	2,195	2,961	358	5,514
Affiliates:
SHPII/CSL:
Libertyville	Libertyville, IL	197	208	45	—	253	5%	03/01
Naperville	Naperville, IL	193	186	45	—	231	5%	01/01
Summit	Summit, NJ	88	—	98	—	98	5%	11/00
Trumbull	Trumbull, CT	150	136	42	—	178	5%	09/00
SHPIII/CSL:
Levis Commons	Toledo, OH	146	152	55	—	207	10%	04/09
Miami	Miamisburg, OH	146	150	90	—	240	10%	08/08
Richmond Heights	Richmond Heights, OH	141	152	75	—	227	10%	04/09

		1,061	984	450	—	1,434

Total		8,939	6,622	3,663	715	11,000

(1)	Independent living (IL) residences, assisted living (AL) residences and continuing care retirement community (CCRC) beds.

(2)	Those communities shown as 5% owned consist of the Company’s ownership of 5% of the member interests in SHPII/CSL (as defined below). Those communities shown as 10% owned consist of the Company’s ownership of 10% of the member interests in SHPIII/CSL (as defined below).

(3)	Indicates the date on which the Company acquired or commenced operating the community. The Company operated certain of its communities pursuant to management agreements prior to acquiring interests in or leasing the communities.

(4)	The Company’s home care agency is on-site at The Harrison at Eagle Valley community.

Management Contracts

The Company was party to a series of property management agreements (the “Midwest I Agreements”) to manage five communities acquired by Midwest Portfolio Holdings, L.P. (“Midwest I”), a joint venture owned approximately 89% by GE Healthcare Financial Services (“GE Healthcare”) and approximately 11% by the Company. The Midwest I Agreements were for an initial term of five years, extended until various dates through February 2011, and contained automatic one year renewals thereafter. The Midwest I Agreements generally provided for a management fee of 5% of gross revenues. On April 16, 2010, Midwest I closed the sale of the Midwest I subsidiaries that owned the five senior housing communities to Health Care REIT, Inc. (“HCN”). Upon closing the sale, the Company leased the five senior housing communities from HCN. For additional information, refer to Note 4, “Facility Lease Transactions”, in the notes to the consolidated financial statements.

The Company was party to a series of property management agreements (the “Midwest II Agreements”) to manage three communities acquired by Midwest Portfolio Holdings II, L.P. (“Midwest II”), a joint venture owned approximately 85% by GE Healthcare and approximately 15% by the Company. The Midwest II Agreements were for an initial term of five years, extended until various dates through August 2011, and contained automatic one year renewals thereafter. The Midwest II Agreements generally provided for a management fee of 5% of gross revenues. On April 30, 2010, Midwest II closed the sale of the Midwest II subsidiaries that owned the three senior housing communities to HCN. Upon closing the sale, the Company leased the three senior housing communities from HCN. For additional information, refer to Note 4, “Facility Lease Transactions”, in the notes to the consolidated financial statements.

The Company was party to a series of property management agreements with CGI Management, Inc. (the “CGIM Agreements”) currently expiring in August 2011. The CGIM Agreements generally provide for management fees of 5% to 6% of gross revenues, subject to certain base management fees. The Company managed one community under the CGIM agreements which the Company terminated during the fourth quarter of fiscal 2010. The Company no longer manages any communities under the CGIM Agreements as of December 31, 2010.

The Company is party to a series of property management agreements (the “SHPII/CSL Management Agreements”) with four joint ventures (collectively “SHPII/CSL”) owned 95% by Senior Housing Partners II, L.P. (“SHPII”), a fund managed by Prudential Real Estate Investors (“Prudential”), and 5% by the Company, which collectively own and operate four senior living communities (collectively the “Spring Meadows Communities”). The SHPII/CSL Management Agreements currently extend until various dates through November 2014. The SHPII/CSL Management Agreements generally provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. On December 22, 2010, the Company announced that SHPII entered into an agreement to sell the SHPII subsidiaries that own the four senior living communities to HCN. As a condition to closing of the sale to HCN, the Company will enter into long term leases of the senior living communities.

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

Development Agreement Guarantees

In 2007, the Company and SHPIII entered into a series of joint venture agreements to develop three senior housing communities located in Ohio. The Company has guaranteed the communities will be completed and operated at budgeted costs approved by the joint venture members. These costs include the hard and soft construction costs and operating costs until each community reaches breakeven. The budgeted costs include contingency reserves for potential cost overruns and other unforeseen costs. The terms of these guarantees generally do not provide for a limitation on the maximum potential future payments. These joint venture communities are currently in lease up and one of the joint ventures had exhausted its lease up reserve under the existing loan commitment. The Company will be required to fund any operating deficits until the joint venture reaches breakeven for three consecutive months. Any amounts funded by the Company under this commitment, up to $0.5 million, may be recoverable from the joint venture in the event of liquidation. As of December 31, 2010, the Company had recognized deficit charges of approximately $0.4 million under these development agreement guarantees. The Company does not currently anticipate funding any deficits in excess of the amounts estimated to be recoverable from the joint ventures.

Growth Strategies

The Company believes that the fragmented nature of the senior living industry and the limited capital resources available to many small, private operators provide an attractive opportunity for the Company to expand its existing base of senior living operations. The Company believes that its current operations with geographic concentrations throughout the United States serve as the foundation on which the Company can build senior living networks in targeted geographic markets and thereby provide a broad range of high quality care in a cost-efficient manner.

The following are the principal elements of the Company’s growth strategy:

Organic Growth

The Company intends to continue to focus on the lease-up of its non-stabilized communities and to increase its occupancy, rents and operating margins of its stabilized communities. The Company continually seeks to maintain and improve occupancy rates by: (i) retaining residents as they “age in place” by extending optional care and service programs; (ii) attracting new residents through the on-site marketing programs focused on residents and family members; (iii) aggressively seeking referrals from professional community outreach sources, including area religious organizations, senior social service programs, civic and business networks, as well as the medical community; and (iv) continually refurbishing and renovating its communities, including converting existing units to higher levels of care. Since 2004, our same community revenue has grown at an average rate of 5.3% per annum and our same community net operating income has grown at an average rate of 8.7% per annum.

Expansion and Conversion of Existing Communities

The Company intends to increase levels of care and capacity at certain of its existing communities through expansion and/or conversion of certain units. Increasing our levels of care and capacity is expected to increase revenue and operating income while meeting the needs of our residents who have an average age of 85 years old.

Pursue Strategic Acquisitions

The Company intends to continue to pursue acquisitions of senior living communities. Through strategic acquisitions, joint venture investments, or facility leases, the Company seeks to acquire communities in existing markets as a means to increase market share, augment existing clusters, strengthen its ability to provide a broad range of care, and create operating efficiencies. As the industry continues to consolidate, the Company believes that opportunities will arise to acquire other senior living companies. The Company believes that the current fragmented nature of the senior living industry, combined with the Company’s financial resources, geographic presence, and extensive contacts within the industry, can be expected to provide it with the opportunity to evaluate a number of potential acquisition opportunities in the future. In reviewing acquisition opportunities, the Company will consider, among other things, geographic location, competitive climate, reputation and quality of management and communities, and the need for renovation or improvement of the communities.

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

The Company seeks to control operational expenses for each of its communities through standardized management reporting and centralized controls of capital expenditures, asset replacement tracking, and purchasing for larger and more frequently used supplies through a group purchasing program. Community expenditures are monitored by regional and district managers who are accountable for the resident satisfaction and financial performance of the communities in their region.

Regional Management

The Company provides oversight and support to each of its senior living communities through experienced regional and district managers. A district manager will oversee the marketing and operations of three to six communities clustered in a small geographic area. A regional manager will cover a larger geographic area consisting of seven to twelve communities. In most cases, the district and regional managers will office out of the Company’s senior living communities. Currently, there are regional managers based in the Eastern, Central Plains, Midwest, Southwest, Texas and West regions.

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

Resident and Resident’s Family Input.  On a routine basis, the Company provides residents and their family members the opportunity to provide valuable input regarding the day-to-day delivery of services. On-site management at each community has fostered and encouraged active resident councils and resident committees who meet independently. These resident bodies meet with on-site management on a monthly basis to offer input and suggestions as to the quality and delivery of services. Additionally, at each community the Company conducts annual resident satisfaction surveys to further monitor the satisfaction levels of both residents and their family members. These surveys are sent directly to a third party firm for tabulation then to the Company’s corporate headquarters for distribution to onsite staff. For both 2010 and 2009, the Company achieved 95% approval ratings from its residents. For any departmental area of service scoring below a 90%, a plan of correction is developed jointly by on-site, regional and corporate staff for immediate implementation.

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

Competition

The senior living industry is highly competitive, and the Company expects that all segments of the industry will become increasingly competitive in the future. Although there are a number of substantial companies active in the senior living industry and in the markets in which the Company operates, the industry continues to be very fragmented and characterized by numerous small operators. The Company primarily competes with Assisted Living Concepts, Brookdale Senior Living Inc., Emeritus Corporation, Five Star Quality Care, Inc. and Sunrise Senior Living, Inc. The Company believes that the primary competitive factors in the senior living industry are: (i) location; (ii) reputation for and commitment to a high quality of service; (iii) quality of support services offered (such as food services); (iv) price of services; and (v) physical appearance and amenities associated with the communities. The Company competes with other companies providing independent living, assisted living, skilled nursing, home health care, and other similar service and care alternatives, some of whom may have greater financial resources than the Company. Because seniors tend to choose senior living communities near their homes, the Company’s principal competitors are other senior living and long-term care communities in the same geographic areas as the Company’s communities. The Company also competes with other health care businesses with respect to attracting and retaining nurses, technicians, aides and other high quality professional and non-professional employees and managers.

Employees

As of December 31, 2010, the Company employed 4,188 persons, of which 2,178 were full-time employees (60 of whom are located at the Company’s corporate offices) and 2,010 were part-time employees. None of the Company’s employees are currently represented by a labor union and the Company is not aware of any union organizing activity among its employees. The Company believes that its relationship with its employees is good.

Executive Officers and Other Key Employees of the Registrant

The following table sets forth certain information concerning each of the Company’s executive officers and other key employees as of December 31, 2010:

Name	Age	Position(s) with the Company

Lawrence A. Cohen	57	Chief Executive Officer and Vice Chairman of the Board
Keith N. Johannessen	54	President and Chief Operating Officer
Ralph A. Beattie	61	Executive Vice President and Chief Financial Officer
Rob L. Goodpaster	57	Vice President — National Marketing
David W. Beathard, Sr.	63	Vice President — Operations
David R. Brickman	52	Vice President, Secretary and General Counsel
Joseph G. Solari	46	Vice President — Corporate Development
Gloria Holland	43	Vice President — Finance
Glen H. Campbell	66	Vice President — Development
Robert F. Hollister	55	Property Controller

Lawrence A. Cohen has served as one of our directors since November 1996 and as Vice Chairman of the Board since November 1996. He has served as our Chief Executive Officer since May 1999 and was our Chief Financial Officer from November 1996 to May 1999. From 1991 to 1996, Mr. Cohen served as President and Chief Executive Officer of Paine Webber Properties Incorporated. Mr. Cohen serves on the boards of various charitable organizations and is active in several industry associations. Mr. Cohen was a founding member and is on the executive committee of the Board of Directors of the American Seniors Housing Association, serves on the board of the Assisted Living Federation of America (ALFA), and serves on the Operator Advisory Board of the National Investment Center for the Seniors Housing & Care Industry. Mr. Cohen is a licensed attorney and is also a Certified Public Accountant. He received an LLM from New York University School of Law, a JD from St. John’s University School of Law, and a BBA in Accounting from The George Washington University. Mr. Cohen has had positions with businesses involved in senior living for 26 years.

Keith N. Johannessen has been a director since February 2004. Mr. Johannessen currently serves as our President and Chief Operating Officer. He has more than 32 years of operational experience in seniors housing. Mr. Johannessen began his senior housing career in 1978 with Life Care Services Corporation and then joined Oxford Retirement Services, Inc as Executive Vice President. He later served as Senior Manager in the health care practice of Ernst & Young LLP prior to joining the Company in 1993. Mr. Johannessen has served on the State of the Industry and Model Assisted Living Regulations Committees of the American Seniors Housing Association. He holds a BA degree.

Ralph A. Beattie joined the Company as Executive Vice President and Chief Financial Officer in May 1999. From 1997 to 1999, he served as Executive Vice President and the Chief Financial Officer of Universal Sports America, Inc., which was honored as the number one growth company in Dallas for 1998. For the eight years prior to that he was Executive Vice President and Chief Financial Officer for Haggar Clothing Company, during which time Haggar successfully completed its initial public offering. Mr. Beattie has earned his Masters of Business Administration from Carnegie Mellon University and is both a Certified Management Accountant and a Certified Financial Planner.

Rob L. Goodpaster has served as Vice President — National Marketing of the Company and its predecessors since December 1992. From 1990 to 1992, Mr. Goodpaster was National Director for Marketing for Autumn America, an owner and operator of senior housing facilities. Mr. Goodpaster has been active in professional industry associations and formerly served on the Board of Directors for the National Association for Senior Living Industries. Mr. Goodpaster has been active in the operational, development and marketing aspects of senior housing for 34 years.

David W. Beathard, Sr. has served as Vice President — Operations of the Company and its predecessors since August 1996. From 1992 to 1996, Mr. Beathard owned and operated a consulting firm, which provided operational, marketing, and feasibility consulting regarding senior housing facilities. Mr. Beathard has been active in the operational, sales and marketing, and construction oversight aspects of senior housing for 37 years.

David R. Brickman has served as Vice President and General Counsel of the Company and its predecessors since July 1992 and has served as Secretary of the Company since May 2007. From 1989 to 1992, Mr. Brickman served as in-house counsel with LifeCo Travel Management Company, a corporation that provided travel services to U.S. corporations. Mr. Brickman has also earned a Masters of Business Administration and a Masters in Health Administration. He currently serves on the Board of Advisors for the Southern Methodist University Corporate Counsel Symposium. He is also a member of the National Center for Assisted Living In-house Counsel Roundtable Task Force as well as the Long-Term Care Risk Legal Forum. Mr. Brickman has either practiced law or performed in-house counsel functions for 24 years.

Joseph G. Solari joined the Company as Vice President — Corporate Development in September 2010. Mr. Solari has more than 15 years of experience originating, structuring, negotiating and executing the acquisition, sale and divestiture of healthcare real estate and real estate operating companies. Prior to joining the Company, from 2007 to 2009, Mr. Solari was Managing Director, Acquisitions for Ventas, Inc., where he was responsible for the firm’s real estate investment activities in the seniors housing and skilled nursing industries. Prior to Ventas, Inc., from 1999 to 2007, Mr. Solari spent eight years in the healthcare investment banking group of Houlihan Lokey, where he was responsible for the origination and execution of merger and acquisition, private placement and financial restructuring engagements for the firm’s healthcare clients, with particular focus on facility-based, healthcare services companies. Mr. Solari earned his Masters in Business Administration degree from Virginia Commonwealth University.

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

Glen H. Campbell has served as Vice President — Development of the Company since September 1997. From 1990 to 1997 Mr. Campbell served as Vice President of Development for Greenbrier Corporation, an assisted living development and management company. From 1985 to 1990 Mr. Campbell served as Director of Facility Management for Retirement Corporation of America. Mr. Campbell has been active in the design and development of retirement communities for 36 years.

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

As of December 31, 2010, we had mortgage and other indebtedness totaling approximately $175.7 million. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover required interest and principal payments. Any payment or other default could cause the applicable lender to foreclose upon the communities securing the indebtedness with a consequent loss of income and asset value to us. Further, because some of our mortgages contain cross-default and cross-collateralization provisions, a payment or other default by us with respect to one community could affect a significant number of our other communities.

We have significant operating lease obligations and our failure to generate cash flows sufficient to cover these lease obligations could result in defaults under the lease agreements.

As of December 31, 2010, we leased 45 communities with future lease obligations totaling approximately $409.7 million, with minimum lease obligations of $45.4 million in fiscal 2011. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover these required operating lease obligations. Any payment or other default under any such lease could result in the termination of the lease, with a consequent loss of income and asset value to us. Further, because our leases contain cross-default provisions, a payment or other default by us with respect to one leased community could affect all of our other leased communities with related lessors. Certain of our leases contain various financial and other restrictive covenants, which could limit our flexibility in operating our business. Failure to maintain compliance with the lease obligations as set forth in our lease agreements could have a material adverse impact on us.

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

If we fail to comply with any of these requirements, then the related indebtedness or lease obligations could become due and payable prior to their stated dates. We cannot assure that we could pay these debt or lease obligations if they became due prior to their stated dates.

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

We intend to expand our operations, directly or indirectly, through the acquisition of existing senior living communities, the expansion of some of our existing senior living communities and/or through an increase in the number of communities which we manage under management agreements. The success of our growth strategy will depend, in large part, on our ability to implement these plans and to effectively operate these communities. If we are unable to manage our growth effectively, our business, financial condition, cash flows, and results of operations may be adversely affected.

We cannot assure that we will attempt to, or be able to, acquire additional senior living communities, or expand existing senior living communities.

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

Approximately 95% of our total revenues from communities that we operated were attributable to private pay sources and approximately 5% of our revenues from these communities were attributable to reimbursements from Medicare and Medicaid during fiscal 2010. We expect to continue to rely primarily on the ability of residents to pay for our services from their own or family financial resources. The current unfavorable economic conditions in the housing, financial, and credit markets, inflation, or other circumstances that adversely affect the ability of the elderly to pay for our services could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

We are subject to risks related to third-party management agreements.

At December 31, 2010, we managed seven senior living communities for joint ventures in which we have a minority interest pursuant to multi-year management agreements. The management agreements generally have initial terms of five years, subject to certain renewal rights. Under these agreements we provide management services to joint venture owners to operate senior living communities and have provided, and may in the future provide, management and consulting services to third parties on market and site selection, pre-opening sales and marketing, start-up training and management services for facilities under development and construction. In most cases, either party to the agreements may terminate them upon the occurrence of an event of default caused by the other party. In addition, subject to our rights to cure deficiencies, community owners may terminate us as manager if any licenses or certificates necessary for operation are revoked, or if we have a change of control. Also, in some instances, a community owner may terminate the management agreement relating to a particular community if we are in default under other management agreements relating to other communities owned by the same community owner or its affiliates. In addition, in certain cases the community owner may terminate the agreement upon 30 days’ notice to us in the event of a sale of the community. In those agreements, which are terminable in the event of a sale of the community, we have certain rights to offer to purchase the community. The termination of a significant portion of our management agreements could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Failure to perform our obligations under our joint venture arrangements could have a material adverse effect on us.

We hold minority interests ranging from approximately 5% to 10% in several joint ventures with affiliates of Prudential and Prudential Investment. We also manage the communities owned by these joint ventures. Under the terms of the joint venture agreements with Prudential and Prudential Investment covering seven properties, we are obligated to meet certain cash flow targets and failure to meet these cash flow targets could result in termination of the management agreements.

The Company, on three joint venture developments with Prudential Investment, has guarantees that the communities will be completed and operated at the budgeted costs approved by the joint venture members. These costs include the hard and soft construction costs and operating costs until each community reaches breakeven. The budgeted costs include contingency reserves for potential costs overruns and other unforeseen costs. The terms of these guarantees generally do not provide for a limitation on the maximum potential future payments. These joint ventures are currently in lease up and one of the joint ventures has exhausted all of its reserves under the existing loan commitment. The Company will be required to fund operating deficits until the joint venture reaches breakeven for three consecutive months. Any amounts funded by the Company under this commitment, up to $0.5 million, may be recoverable from the joint venture in the event of liquidation. As of December 31, 2010, the Company had recognized deficit charges of approximately $0.4 million under these development agreement guarantees. The Company does not currently anticipate funding any deficits in excess of the amounts estimated to be recoverable from the joint ventures.

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

In addition to the anti-takeover provisions described above, we are subject to Section 203 of the Delaware General Corporation Law. Section 203 generally prohibits a person beneficially owning, directly or in directly, 15% or more of our outstanding common stock from engaging in a business combination with us for three years after the person acquired the stock. However, this prohibition does not apply if (A) our directors approve in advance the person’s ownership of 15% or more of the shares or the business combination or (B) the business combination is approved by our stockholders by a vote of at least two-thirds of the outstanding shares not owned by the acquiring person. Also, our board of directors adopted and our stockholders approved a stockholder rights plan, which may discourage a third party from making an unsolicited proposal to acquire 20% or more of our common stock.

Because we do not presently have plans to pay dividends on our common stock, stockholders must look solely to appreciation of our common stock to realize a gain on their investment.

It is the policy of our Board of Directors to retain any future earnings to finance the operation and expansion of the Company’s business. Accordingly, the Company has not and does not currently anticipate declaring or paying cash dividends on your common stock in the foreseeable future. The payment of cash dividends in the future will be at the sole discretion of our Board of Directors and will depend on, among other things, the Company’s earnings, operations, capital requirements, financial condition, restrictions in then existing financing agreements and other factors deemed relevant by our Board of Directors. Accordingly, stockholders must look solely to appreciation of our common stock to realize a gain on their investment. This appreciation may not occur.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The executive and administrative offices of the Company are located at 14160 Dallas Parkway, Suite 300, Dallas, Texas 75254, and consist of approximately 26,000 square feet. The lease on the premises extends through May 2013. The Company believes that its corporate office facilities are adequate to meet its requirements through at least fiscal 2011 and that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate operations. The Company also leases executive office space in New York, New York pursuant to an annual lease agreement.

As of December 31, 2010, the Company owned, leased and/or managed the senior living communities referred to in Item 1 above under the caption “Operating Communities.”

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

Market Information and Holders

The Company’s shares of common stock are listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “CSU”. The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s common stock, as reported on the NYSE. At February 28, 2011, there were approximately 135 stockholders of record of the Company’s common stock.

	2010		2009
Year	High	Low	High	Low

First Quarter	$5.49	$4.21	$3.42	$2.10
Second Quarter	5.85	4.34	4.86	2.36
Third Quarter	5.61	4.73	6.49	3.95
Fourth Quarter	7.10	5.15	6.39	4.26

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information relating to the Company’s equity compensation plans as of December 31, 2010:

Number of Securities
	Number of Securities to	Weighted-Average	Remaining Available for
	be Issued Upon	Exercise Price of the	Future Issuance Under
	Exercise of Outstanding	Outstanding	Equity Compensation Plans
	Options, Warrants and	Options, Warrants	(Excluding Securities
Plan Category	Rights	and Rights	Reflected in First Column )

Equity compensation plans approved by security holders	516,334	$4.44	1,810,375
Equity compensation plans not approved by security holders	—	—	—

Total	516,334	$4.44	1,810,375

Performance Graph

The following Performance Graph shows the cumulative total return for the five-year period ended December 31, 2010, in the value of $100 invested in: (1) the Company’s common stock; (2) the Standard & Poor’s Broad Market Index (the “S&P 500”); and (3) the common stock of the Peer Group (as defined below) of companies, whose returns represent the arithmetic average of such companies. The values with each investment as of the beginning of each year are based on share price appreciation and the reinvestment with dividends on the respective ex-dividend dates.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Capital Senior Living Corporation, The S&P 500 Index,
And A Peer Group

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

The preceding graph assumes $100 invested at the beginning of the measurement period, including reinvestment of dividends, in the Company’s common stock, the S&P 500, and the Peer Group was plotted using the following data:

	Cumulative Total Returns
	12/05	12/06	12/07	12/08	12/09	12/10
Capital Senior Living Corporation	100.00	102.90	96.03	28.82	48.55	64.80

S & P 500	100.00	115.80	122.16	76.96	97.33	111.99

Peer Group	100.00	133.37	98.06	21.71	51.83	62.73

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

The following information is provided pursuant to Item 703 of Regulation S-K. The Company did not repurchase any shares of its common stock pursuant to the Company’s share repurchase program (as described below) during the year ended December 31, 2010. The information set forth in the table below reflects shares repurchased by the Company pursuant to this program prior to the year ended December 31, 2010.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
		Average	Part of Publicly	that May Yet Be
	Total Number of	Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs(1)

Total at December 31, 2009	349,800	$2.67	349,800	$9,065,571
January 1 — March 31, 2010	—	—	—	—
April 1 — June 30, 2010	—	—	—	—
July 1 — September 30, 2010	—	—	—	—
October 1 — December 31, 2010	—	—	—	—

Total at December 31, 2010	349,800	$2.67	349,800	$9,065,571

(1)	On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. All shares that have been purchased by the Company under this program were purchased in open-market transactions.

ITEM 6.	SELECTED FINANCIAL DATA.

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

	At and for the Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Statements of Operations Data:
Total revenues	$211,929	$191,991	$193,274	$189,052	$159,070
Income from operations(1)	18,515	16,612	17,015	20,006	14,068
Net income (loss)	4,254	2,759	3,724	4,360	(2,600)
Net income (loss) per share:
Basic income (loss) per share	0.16	0.10	0.14	0.17	(0.10)
Diluted income (loss) per share	$0.16	$0.10	$0.14	$0.16	$(0.10)
Balance Sheet Data:
Cash and cash equivalents	$31,248	$28,972	$25,880	$23,359	$25,569
Working capital(2)	31,434	18,796	13,799	12,919	15,331
Total assets	382,781	380,503	388,120	390,053	394,488
Long-term debt, excluding current portion	170,026	173,822	177,541	185,733	196,647
Stockholders’ equity	$163,823	$158,130	$155,149	$150,157	$144,084
Other Data:
Communities (at end of period)
Owned or leased	70	50	50	49	48
Joint ventures & managed	7	16	14	15	16

Total	77	66	64	64	64

Resident capacity:
Owned or leased	9,566	7,950	7,701	7,636	7,551
Joint ventures & managed	1,434	2,234	1,750	1,908	1,993

Total	11,000	10,184	9,451	9,544	9,544

(1)	Income from operations for fiscal 2007 and 2006 was revised to reduce facility lease costs to include amortization of deferred gains on sales of assets of $3,243 and $2,401, respectively, which had no impact on net income.

(2)	Working capital for fiscal 2007 and 2006 was revised to reclassify capital replacement reserves and certain escrow deposits of $220 and $76, respectively, from current assets to other assets, which had no impact on total assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

The following discussion and analysis addresses (i) the Company’s results of operations on a historical consolidated basis for the years ended December 31, 2010, 2009, and 2008, and (ii) liquidity and capital resources of the Company and should be read in conjunction with the Company’s historical consolidated financial statements and the selected financial data contained elsewhere in this report.

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

As of December 31, 2010, the Company operated 77 senior living communities in 23 states with an aggregate capacity of approximately 11,000 residents, including 32 senior living communities which the Company either owned or in which the Company had an ownership interest, and 45 senior living communities that the Company leased. As of December 31, 2010, the Company also operated one home care agency.

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

The Company primarily derives its revenue by providing senior living and healthcare services to the elderly and operating senior living communities under joint venture arrangements. Despite challenging economic conditions, when comparing fiscal 2010 to fiscal 2009 the Company was able to increase total revenues approximately $19.9 million, or 10.4%, of which approximately 92.9% of these revenues consisted of senior living and healthcare services compared to 89.2% in fiscal 2009.

In April 2010, the Company and GE Healthcare sold its respective ownership interests in Midwest I and II to HCN in sale/leaseback transactions of eight senior living communities owned by subsidiaries of Midwest I and II. Upon closing the sales, the Company leased the senior housing communities from HCN. As a result of these sale/leaseback transactions, the Company received cash proceeds of approximately $4.5 million, net of closing costs, resulting in gains to the Company of approximately $1.2 million, which have been deferred and are being recognized in the Company’s statement of income as a reduction in facility lease expense over the initial 15-year lease term.

In September 2010, the Company acquired the leasehold interests in 12 communities and certain related personal property from Signature Assisted Living of Texas, LLC (the “Signature Transaction”). Simultaneously with closing the Signature Transaction, the Company executed a Master Lease Agreement with affiliates of HCN for the 12 communities (the “Master Lease Agreement”). The Master Lease Agreement has a term of fifteen years with one 15-year renewal option beyond the initial lease term. The initial lease rate is 8.5% and is subject to certain conditional escalation clauses. The Master Lease Agreement is a “triple net” lease pursuant to which the Company pays all expenses of the properties except principal and interest on any mortgage debt of the properties. The Master

Lease Agreement contains customary representations and warranties as well as affirmative and negative covenants and the lease payments are guaranteed by other subsidiaries of the Company.

During 2010, the Company was able to decrease general and administrative expenses 2.9% when compared to fiscal 2009. These reductions were primarily the result of the Company’s ability to leverage resources and identify areas where overhead could be reduced without compromising superior levels of service and care to our residents.

During 2010, the Company extinguished $7.5 million of its outstanding debt obligations, which included a pay-off settlement with a Lehman securitized trust for a promissory note of one of the Company’s wholly owned subsidiaries. The securitized promissory note carried an outstanding principal balance of $4.6 million which was collateralized with the assets of the subsidiary and was nonrecourse to the Company. The pay-off settlement was for $3.7 million, excluding amounts reserved and escrowed, with no further obligation to the Company’s subsidiary and resulted in a gain to the Company of approximately $0.7 million. These principal reductions further reduced the Company’s exposure to the volatility in the credit markets and enabled the Company to reduce interest expense by approximately $0.6 million, or 4.9%, during fiscal 2010 when compared to fiscal 2009.

The senior living industry continues to be negatively impacted by unfavorable conditions in the housing, credit and financial markets and the overall economy, generally resulting in lower than anticipated occupancy rates. Throughout fiscal 2010, in response to these conditions, the Company has continued to focus on maintaining an emphasis on occupancy increases, improvement in rental rates, expense management and growth in net operating income per unit, conversions of existing units to higher levels of care, and other opportunities to enhance cash flow and shareholder value.

Joint Venture Transactions and Management Contracts

As of December 31, 2010, the Company managed 7 communities owned by joint ventures in which the Company has a minority interest. For communities owned by joint ventures, the Company typically receives a management fee of 5% of gross revenues.

The Company believes that the factors affecting the financial performance of communities managed under contracts with third parties do not vary substantially from the factors affecting the performance of owned and leased communities, although there are different business risks associated with these activities.

The Company’s third-party and joint venture management fees are primarily based on a percentage of gross revenues. As a result, the cash flow and profitability of such contracts to the Company are more dependent on the revenues generated by such communities and less dependent on net cash flow than for owned or leased communities. Further, the Company is not responsible for capital investments in managed communities. The management contracts are generally terminable only for cause or upon the sale of a community, subject to the Company’s right to offer to purchase such community. At December 31, 2010, the Company did not manage any communities in which it did not have an ownership interest.

Midwest I Transaction

In January 2006, the Company and GE Healthcare formed Midwest I to acquire five senior housing communities from a third party. Midwest I was owned approximately 89% by GE Healthcare and 11% by the Company. The Company contributed $2.7 million for its interest in Midwest I. The five communities currently comprise 293 assisted living units with a combined capacity of 391 residents. The Company accounted for its investment in Midwest I under the equity method of accounting.

The Company was party to a series of property management agreements (the “Midwest I Agreements”) to manage the five communities acquired by Midwest I. The Midwest I Agreements were for an initial term of five years, extended until various dates through February 2011, and contained automatic one year renewals thereafter. The Midwest I Agreements generally provided for a management fee of 5% of gross revenues. On April 16, 2010, Midwest I closed the sale of the Midwest I subsidiaries that owned the five senior housing communities to HCN. Upon closing the sale, the Company leased the five senior housing communities from HCN. For additional information, refer to Note 4, “Facility Lease Transactions,” in the notes to the consolidated financial statements.

Midwest II Transaction

In August 2006, the Company and GE Healthcare formed Midwest II to acquire three senior housing communities from a third party. Midwest II was owned approximately 85% by GE Healthcare and 15% by the Company. The Company contributed $1.6 million for its interest in Midwest II. The three communities currently comprise 300 assisted living and memory care units with a combined capacity of 348 residents. The Company accounted for its investment in Midwest II under the equity method of accounting.

The Company was party to a series of property management agreements (the “Midwest II Agreements”) to manage the three communities acquired by Midwest II. The Midwest II Agreements were for an initial term of five years, extended until various dates through August 2011, and contained automatic one year renewals thereafter. The Midwest II Agreements generally provided for a management fee of 5% of gross revenues. On April 30, 2010, Midwest II closed the sale of the Midwest II subsidiaries that owned the three senior housing communities to HCN. Upon closing the sale, the Company leased the three senior housing communities from HCN. For additional information, refer to Note 4, “Facility Lease Transactions,” in the notes to the consolidated financial statements.

SHPII/CSL Transactions

In November 2004, the Company formed SHPII/CSL with SHPII. SHPII/CSL is owned 95% by SHPII and 5% by the Company. In November 2004, SHPII/CSL acquired the Spring Meadows Communities which currently comprise 628 units with a combined capacity of 758 residents. The Company contributed $1.3 million for its interests in SHPII/CSL. The Company accounts for its investment in SHPII/CSL under the equity method of accounting.

The Company is party to a series of property management agreements (the “SHPII/CSL Management Agreements”) with SHPII/CSL, which collectively own and operate the Spring Meadows Communities. The SHPII/CSL Management Agreements currently extend until various dates through November 2014. The SHPII/CSL Management Agreements generally provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. On December 22, 2010, the Company announced that SHPII/CSL entered into an agreement to sell the Spring Meadows Communities to HCN. As a condition to closing of the sale to HCN, the Company will enter into long term leases of the communities with HCN.

SHP III Transactions

In May 2007, the Company and SHPIII formed SHPIII/CSL Miami, LLC (“SHPIII/CSL Miami”) to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 101 independent living units and 45 assisted living units and opened in August 2008. The Company contributed $0.8 million to SHPIII/CSL Miami for its 10% interest. The Company accounts for its investment in SHPIII/CSL Miami under the equity method of accounting.

In November 2007, the Company and SHPIII formed SHPIII/CSL Richmond Heights, LLC (“SHPIII/CSL Richmond Heights”) to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 96 independent living units and 45 assisted living units and opened in April 2009. The Company contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest. The Company accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting.

In December 2007, the Company and SHPIII formed SHPIII/CSL Levis Commons, LLC (“SHPIII/CSL Levis Commons”) to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 101 independent living units and 45 assisted living units and opened in April 2009. The Company contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest. The Company accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting.

The Company is party to a series of property management agreements (the “SHPIII/CSL Management Agreements”) with SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, and SHPIII/CSL Levis Commons (collectively “SHPIII/CSL”), which joint ventures are owned 90% by Senior Housing Partners III, L.P. (“SHPIII”), a fund managed by Prudential Investment and 10% by the Company, which collectively own and operate SHPIII/CSL. The SHPIII/CSL Management Agreements are for initial terms of ten years from the date the certificate of occupancy was issued and currently extend until various dates through January 2019. The SHPIII/CSL Management Agreements generally provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities.

CGIM Transaction

The Company was party to a series of property management agreements with CGIM (the “CGIM Agreements”) expiring in August 2011. The CGIM Agreements generally provided for management fees of 5% to 6% of gross revenues, subject to certain base management fees. The Company managed one community under the CGIM agreements which the Company terminated during the fourth quarter of fiscal 2010. The Company no longer manages any communities under the CGIM Agreements as of December 31, 2010.

Lease Transactions

The Company currently leases 45 senior living communities from certain real estate investment trusts (“REITs”). The lease terms are generally for 10-15 years with renewal options for 5-15 years at the Company’s option. Under these lease agreements the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes.

As of December 31, 2010, the Company leased ten senior living facilities (collectively the “Ventas Lease Agreements’), from Ventas Healthcare Properties, Inc. (“Ventas”). The Ventas Lease Agreements each have an initial term of approximately ten years, with two five-year renewal extensions available at the Company’s option. The initial lease rate under each of the Ventas Lease Agreements range from 7.75% to 8% and are subject to certain conditional escalation clauses which will be recognized when probable or incurred. The initial terms on the Ventas Lease Agreements expire on various dates through January 2018. The Company incurred $2.2 million in lease acquisition costs related to the Ventas Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10-year lease terms and are included in facility lease expense in the Company’s statement of income. The Company accounts for each of the Ventas Lease Agreements as operating leases.

As of December 31, 2010, the Company leased 15 senior living facilities (collectively the “HCP Lease Agreements”), from HCP, Inc. (“HCP”). The HCP Lease Agreements each have an initial term of ten years, with two ten year renewal extensions available at the Company’s option. The initial lease rate under the HCP Lease Agreements range from 7.25% to 8% and are subject to certain conditional escalation clauses, which will be recognized when probable or incurred. The initial terms on the HCP Lease Agreements expire on various dates through October 2018. The Company incurred $1.5 million in lease acquisition costs related to the HCP Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10-year lease terms and are included in facility lease expense in the Company’s statement of income. The Company accounts for each of the HCP Lease Agreements as operating leases.

As of December 31, 2010, the Company leased 20 senior living facilities (collectively the “HCN Lease Agreements”), from HCN. The HCN Lease Agreements each have an initial term of 15 years, with one 15 year renewal extension available at the Company’s option. The initial lease rate under the HCN Lease Agreements range from 8.25% to 8.5% and are subject to certain conditional escalation clauses, which will be recognized when probable or incurred. The initial terms on the HCN Lease Agreements expire on various dates through September 2025. The Company incurred $1.2 million in lease acquisition costs related to the HCN Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 15-year lease terms and are included in facility lease expense in the Company’s statement of income. The Company accounts for each of the HCN Lease Agreements as operating leases.

The following table summarizes each of the Company’s lease agreements (dollars in millions):

					Initial	Lease	Deferred
		Number of	Value of		Lease	Acquisition	Gains / Lease
Landlord	Date of Lease	Communities	Transaction	Term	Rate(1)	Costs(2)	Concessions(3)

Ventas	September 30, 2005	6	$84.6	10 years (Two five-year renewals)	8%	$1.3	$4.6
Ventas	October 18, 2005	1	19.5	10 years (Two five-year renewals)	8%	0.2	—
Ventas	March 31, 2006	1	29.0	10 years (Two five-year renewals)	8%	0.1	14.3
Ventas	June 8, 2006	1	19.1	9.5 years (Two five-year renewals)	8%	0.4	—
Ventas	January 31, 2008	1	5.0	10 years (Two five-year renewals)	7.75%	0.2	—
HCP	May 1, 2006	3	54.0	(4) (Two ten-year renewals)	8%	0.2	12.8
HCP	May 31, 2006	6	43.0	10 years (Two ten-year renewals)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	(4) (Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	(4) (Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	(4) (Two ten-year renewals)	7.25%	0.1	—
HCN	April 16, 2010	5	48.5	15 years (One 15-year renewal)	8.25%	0.6	0.8
HCN	May 1, 2010	3	36.0	15 years (One 15-year renewal)	8.25%	0.2	0.4
HCN	September 10, 2010	12	104.6	15 years (One 15-year renewal)	8.50%	0.4	2.0

Subtotal						4.9	35.5
Accumulated amortization through December 31, 2010						(1.8)	—
Accumulated deferred gain recognized through December 31, 2010						—	(16.4)

Net lease acquisition costs / deferred gains / lease concessions as of December 31, 2010						$3.1	$19.1

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as forth in each lease agreement.

(2)	Lease acquisition costs are being amortized over the leases’ initial term.

(3)	Deferred gains of $32.9 million and lease concessions of $2.6 million are being recognized in the Company’s statement of income as a reduction in facility lease expense over the leases’ initial term. Lease concessions of $0.6 million relate to the HCP transaction on May 31, 2006, and $2.0 million relate to the Signature Transaction on September 10, 2010.

(4)	Initial lease term expires on October 31, 2018.

Facility lease expense in the Company’s statement of income includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives.

On September 10, 2010, in conjunction with the Signature Transaction, a non-cancelable lease that expires in 2013 for ten 12-passenger Ford Minibuses used to transport residents of the communities was transferred from Signature to the Company. The lease is classified as a capital lease because it contains a bargain purchase option which resulted in the Company recording a Capital Lease Obligation for $0.2 million.

There are various financial covenants and other restrictions in our lease agreements. Under the terms of certain lease agreements, the Company was required to pay additional cash collateral of approximately $1.1 million and

$1.2 million during the fiscal years ended December 31, 2010 and 2009, respectively. Once the Company reaches certain performance targets, the additional cash collateral paid is returnable to the Company. At December 31, 2010, the Company was not in compliance with a certain lease covenant which was cured by the Company through a lease modification amendment agreed to by the Company and landlord on March 11, 2011. There were no other lease covenant violations at December 31, 2010. The Company was in compliance with all of its lease covenants at December 31, 2009.

Debt Transactions

On September 10, 2010, in conjunction with the Signature Transaction, the Company obtained certain insurance policies and entered into a finance agreement totaling $0.3 million. The finance agreement has a fixed interest rate of 3.30% with principal being repaid over a 7-month term.

On September 10, 2010, the Company issued standby letters of credit, totaling $2.2 million, for the benefit of HCN on certain leases between HCN and the Company.

On May 31, 2010, the Company renewed certain insurance policies and entered into a finance agreement totaling $3.7 million. The finance agreement has a fixed interest rate of 3.30% with principal being repaid over a 12-month term.

On April 16, 2010, the Company issued standby letters of credit, totaling $1.7 million, for the benefit of HCN on certain leases between HCN and the Company.

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

The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At December 31, 2010 and 2009, these communities carried a total net book value of $212.7 million and $224.9 million, respectively, with total mortgage loans outstanding of $174.0 million and $182.3 million, respectively.

The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of certain promissory notes. The Company was in compliance with all of its debt covenants at December 31, 2010 and 2009.

Recent Events

On December 22, 2010, the Company announced that SHPII/CSL entered into an agreement to sell the Spring Meadows Communities to HCN. As a condition to closing of the sale to HCN, the Company will enter into long term leases of the communities. The Company currently manages the Spring Meadows Communities in the SHPII/CSL joint venture under long-term management agreements.

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

Revenues from the Medicare and Medicaid programs accounted for approximately 5% of the Company’s revenue in fiscal 2010 and 6% of the Company’s revenue in each of fiscal 2009 and 2008. Seventeen of the Company’s communities are providers of services under Medicaid programs. Accordingly, the communities are entitled to reimbursement under the foregoing program at established rates that are lower than private pay rates. Patient service revenue for Medicaid patients is recorded at the reimbursement rates as the rates are set prospectively by the state upon the filing of an annual cost report. Two of the Company’s communities are providers of services under the Medicare program and are entitled to payment under the foregoing programs in amounts determined based on rates established by the federal government.

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

Investments in Joint Ventures

The Company accounts for its investments in joint ventures under the equity method of accounting. The Company was the general partner in two partnerships and owns member interests in seven other joint ventures. The Company has not consolidated these joint venture interests because the Company has concluded that the limited partners or the other members of each joint venture has substantive kick-out rights or substantive participating rights. Under the equity method of accounting, the Company records its investments in joint ventures at cost and adjusts such investments for its share of earnings and losses of the joint venture.

Development Agreement Guarantees

In 2007, the Company and SHPIII entered into a series of joint venture agreements to develop three senior housing communities located in Ohio. The Company has guaranteed the communities will be completed and operated at budgeted costs approved by the joint venture members. These costs include the hard and soft construction costs and operating costs until each community reaches breakeven. The budgeted costs include contingency reserves for potential cost overruns and other unforeseen costs. The terms of these guarantees generally do not provide for a limitation on the maximum potential future payments. These joint venture communities are currently in lease up and one of the joint ventures had exhausted its lease up reserve under the existing loan commitment. The Company will be required to fund any operating deficits until the joint venture reaches breakeven for three consecutive months. Any amounts funded by the Company under this commitment, up to $0.5 million, may be recoverable from the joint venture in the event of liquidation. As of December 31, 2010, the Company had recognized deficit charges of approximately $0.4 million under these development agreement guarantees. The Company does not currently anticipate funding any deficits in excess of the amounts estimated to be recoverable from the joint ventures.

Assets Held for Sale

Assets are classified as held for sale when the Company has committed to selling the asset and believes that it will be disposed of within one year. The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The Company has one parcel of land classified as held for sale at December 31, 2010. The fair value of this property is generally determined based on market rates, industry trends and recent comparable sales transactions. The actual sales price of this asset could differ significantly from the Company’s estimate.

Lease Accounting

The Company determines whether to account for its leases as either operating, capital or financing leases depending on the underlying terms of each lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of December 31, 2010, the Company leased 45 communities and classified each of the leases as an operating lease. The Company incurs lease acquisition costs and amortizes these costs over the term of the lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions and as such any related gains have been deferred and are being amortized over the lease term.

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

At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers internal factors such as net operating losses along with external factors relating to each asset, including contract changes, local market developments, and other publicly available information. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount the carrying value exceeds the fair market value, generally based on discounted cash flows, of the long-lived asset. The Company analyzed certain long-lived assets with operating losses, under the undiscounted cash flow method, for impairment. The Company does not believe there are any material indicators that would require, and the cash flow analysis did not require, an adjustment to the carrying value of the property and equipment or their remaining useful lives as of December 31, 2010 and 2009.

Income Taxes

At December 31, 2010, the Company had recorded on its consolidated balance sheet deferred tax assets of approximately $4.8 million. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. The Company has evaluated future expectations of net income and various tax planning strategies that it believes are both prudent and feasible, including various strategies to utilize net built-in gains on the Company’s appreciated assets. However, the benefits of the net deferred tax assets might not be realized if actual results differ from expectations. The Company believes based upon this analysis that the realization of the net deferred tax assets is reasonably assured and therefore has not provided for a valuation allowance.

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

Recently Issued Accounting Guidance

In August 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Updates (“ASU”) 2010-24, “Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries,” which clarifies that a health care entity generally remains liable for payment of claims and retains the risk of loss for that claim even if an insurance entity is paying for the defense of the claim and ultimately pays for some or all of the award or settlement. It was concluded that gross presentation of the claim reflects that the health care entity remains obligated for the claim and that the entity is exposed to credit risk from the insurer until the claim has been resolved. The guidance provided in this ASU is effective for the fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this standard is not expected to have a significant impact on the Company’s financial condition, results of operations or cash flows.

FASB Accounting Standards Codification (“ASC”) 810-10 (formerly FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)) requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and was effective for the Company on January 1, 2010. The adoption did not have an impact on the Company’s financial condition, results of operations, or cash flows.

Results of Operations

The following tables set forth, for the periods indicated, selected historical consolidated statements of income data in thousands of dollars and expressed as a percentage of total revenues.

	Year Ended December 31,
	2010		2009		2008
	$	%	$	%	$	%

Revenues:
Resident and healthcare revenue	$196,936	92.9%	$171,194	89.2%	$172,025	89.0%
Unaffiliated management services revenue	60	0.0	72	0.0	194	0.1
Affiliated management services revenue	2,044	1.0	2,698	1.4	4,882	2.5
Community reimbursement income	12,889	6.1	18,027	9.4	16,173	8.4

Total revenues	211,929	100.0	191,991	100.0	193,274	100.0
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization shown below)	119,614	56.4	104,790	54.6	107,315	55.5
General and administrative expenses	11,535	5.5	11,883	6.2	13,654	7.1
Facility lease expense	34,253	16.2	25,872	13.4	25,057	13.0
Provision for bad debts	174	0.1	344	0.2	556	0.3
Stock-based compensation	919	0.4	1,201	0.6	1,036	0.5
Depreciation and amortization	14,030	6.6	13,262	6.9	12,468	6.5
Community reimbursement expense	12,889	6.1	18,027	9.4	16,173	8.4

Total expenses	193,414	91.3	175,379	91.3	176,259	91.2

Income from operations	18,515	8.7	16,612	8.7	17,015	8.8
Other income (expense):
Interest income	48	0.0	67	0.0	422	0.2
Interest expense	(11,242)	(5.3)	(11,819)	(6.2)	(12,217)	(6.3)
Gain on settlement of debt	684	0.3	—	—	—	—
Gain on sale of properties	—	—	—	—	681	0.4
Write-down of assets held for sale	—	—	—	—	(134)	(0.1)
Write-off of deferred loan costs	—	—	—	—	—	—
Other income	(330)	(0.1)	107	0.1	270	0.1

Income before income taxes	7,675	3.6	4,967	2.6	6,037	3.1
Provision for income taxes	(3,421)	(1.6)	(2,208)	(1.2)	(2,313)	(1.2)

Net income	$4,254	2.0%	$2,759	1.4%	$3,724	1.9%

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Revenues

Total revenues were $211.9 million for the year ended December 31, 2010, compared to $192.0 million for the year ended December 31, 2009, representing an increase of approximately $19.9 million, or 10.4%. This increase in revenue is primarily the result of a $25.7 million increase in resident and healthcare revenue offset by a decrease in affiliated management services revenue of $0.7 million and a $5.1 million decrease in community reimbursement revenue.

•	The increase in resident and healthcare revenue primarily results from an increase of $15.5 million from the consolidation of eight communities previously owned by Midwest I and Midwest II that were sold to HCN and leased back by the Company in April 2010, an increase of $9.3 million from the addition of the leasehold interests in 12 communities from Signature in September 2010, and an increase in occupancy of 0.3% which was partially offset by a decrease in average rental rates of 0.5% at the Company’s other consolidated communities.

•	The decrease in affiliated management services revenue of $0.7 million primarily results from the sale of the eight communities owned by Midwest I and Midwest II to HCN and leased back by the Company in April 2010.

•	Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements. The decrease in community reimbursement revenue of $5.1 million primarily results from the sale of the eight communities owned by Midwest I and Midwest II to HCN and leased back by the Company in April 2010.

Expenses

Total expenses were $193.4 million in fiscal 2010 compared to $175.4 million in fiscal 2009, representing an increase of $18.0 million, or 10.3%. This increase is primarily the result of a $14.8 million increase in operating expenses, a $8.4 million increase in facility lease expense, and a $0.8 million increase in depreciation and amortization expense offset by a $0.3 million decrease in general and administrative expenses, a $0.3 million decrease in stock-based compensation, a $0.2 million decrease in the provision for bad debts, and a decrease in community reimbursement expense of $5.1 million.

•	The increase in operating expenses primarily results from an increase of $8.9 million from the consolidation of eight communities previously owned by Midwest I and Midwest II that were sold to HCN and leased back by the Company in April 2010, an increase of $5.0 million from the addition of the leasehold interests in 12 communities from Signature in September 2010, and an increase in operating costs at the Company’s other consolidated communities of $0.9 million primarily due to an increase in labor and benefit costs of $0.6 million and utilities of $0.3 million.

•	The increase in facility lease expense primarily results from an increase of $4.8 million from the consolidation of eight communities previously owned by Midwest I and Midwest II that were sold to HCN and leased back by the Company in April 2010, $2.7 million from the addition of the leasehold interests in 12 communities from Signature in September 2010, and $0.9 million for contingent annual rental rate escalations for certain existing leases.

•	Depreciation and amortization expense increased $0.8 million primarily as a result of an increase in depreciable assets at the Company’s consolidated communities.

•	General and administrative expenses decreased $0.3 million primarily due to a decrease in employee benefit claims paid, which resulted in lower health insurance costs to the Company.

•	Stock-based compensation decreased $0.3 million due to a decrease in the number of unvested restricted shares outstanding.

•	The provision for bad debts decreased $0.2 million due to better collection results of resident accounts receivable during fiscal 2010.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures. The decrease in community reimbursement expense of $5.1 million primarily results from the sale of the eight communities owned by Midwest I and Midwest II to HCN and leased back by the Company in April 2010.

Other income and expense

•	Interest income results from interest earned on investment of cash balances and escrowed funds. Interest income decreased primarily due to lower interest rates in fiscal 2010 when compared to fiscal 2009.

•	Interest expense decreased $0.6 million to $11.2 million in fiscal 2010 compared to $11.8 million in fiscal 2009. This decrease in interest expense primarily results from lower debt outstanding combined with a slightly lower average interest rate during fiscal 2010 compared to fiscal 2009.

•	Gain on settlement of debt represents the recognition of the gain associated with the pay-off settlement of the promissory note with the Lehman securitized trust in April 2010.

•	Other (expense) income in fiscal 2010 and 2009 relates to the Company’s equity in the net losses of unconsolidated affiliates, which represents the Company’s share of the net losses on its investments in joint ventures.

Provision for income taxes

Provision for income taxes for fiscal 2010 was $3.4 million, or 44.6% of income before taxes, compared to a provision for income taxes of $2.2 million, or 44.5% of income before taxes, for fiscal 2009. The effective tax rates for fiscal 2010 and 2009 differ from the statutory tax rates due to state income taxes and permanent tax differences. The Company is impacted by the Texas Margin Tax (“TMT”) and Michigan Business Tax (“MBT”), which effectively impose taxes on modified gross revenues for communities within the States of Texas and Michigan, respectively. As of December 31, 2010, the Company consolidated 29 Texas communities and two Michigan communities and the TMT and MBT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. The Company has evaluated future expectations of net income and various tax planning strategies that it believes are both prudent and feasible including various strategies to utilize net built-in gains on the Company’s appreciated assets. The Company believes, based upon this analysis, that the realization of the net deferred tax asset is reasonably assured and therefore has not provided for a valuation allowance.

Net income

As a result of the foregoing factors, the Company reported net income of $4.3 million for the fiscal year ended December 31, 2010 compared to net income of $2.8 million for the fiscal year ended December 31, 2009.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Revenues

Total revenues were $192.0 million for the year ended December 31, 2009, compared to $193.3 million for the year ended December 31, 2008, representing a decrease of approximately $1.3, million or 0.7%. This decrease in revenue was primarily the result of a $0.8 million decrease in resident and healthcare revenue, a $2.2 million decrease in affiliated management services revenue, and a $0.1 million decrease in unaffiliated management services revenue offset by an increase in community reimbursement revenue of $1.8 million.

•	Resident and healthcare revenue decreased $0.8 million, or 0.5%, primarily due to a decrease in average occupancy of 1.4% partially offset by an increase in average revenue collected of 2.2% at the Company’s consolidated communities.

•	The decrease in affiliated management services revenue of $2.2 million, or 44.7%, primarily resulted from the Company no longer earning development and marketing fees from three joint venture communities that were under development during fiscal 2008.

•	The decrease in unaffiliated management services revenue of $0.1 million primarily resulted from the management of one community owned by a third party during fiscal 2009 compared to two communities owned by third parties during fiscal 2008.

•	Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements.

Expenses

Total expenses were $175.4 million for the year ended December 31, 2009, compared to $176.3 million for the year ended December 31, 2008, representing a decrease of $0.9 million, or 0.5%. This decrease was primarily the result of a $2.5 million decrease in operating expenses, a $1.8 million decrease in general and administrative expenses, and a $0.2 million decrease in bad debt expense, offset by a $1.9 million increase in community reimbursement expense, a $0.8 million increase in depreciation and amortization expense, a $0.8 million increase in facility lease expense, and a $0.1 million increase in stock-based compensation.

•	Operating expenses decreased $2.5 million, or 2.4%, primarily due to a reduction of $2.1 million in independent living expenses, a reduction of $0.3 million in assisted living expenses, and a reduction of $0.3 million in insurance expense offset by an increase in healthcare expenses of $0.1 million. Decreases in independent living expenses primarily consisted of a decrease in labor and benefit costs of $0.7 million, a decrease in food costs of $0.5 million, a decrease in utilities costs of $0.2 million, and a net decrease of $0.7 million in other general independent living operating costs. Assisted living expenses decreased primarily due to a decrease in employee benefit costs. Insurance expense decreased due to an improved claims history which allowed for lower negotiated premium renewals during fiscal 2009. Healthcare expenses increased due to a net increase in other general healthcare operating costs.

•	General and administrative expenses decreased $1.8 million, or 13%, primarily due to the write-off of accumulated due diligence costs of $0.6 million during fiscal 2008 related to a potential acquisition that the Company terminated and a reduction in corporate compensation of $1.2 million due to the reduction of corporate employees.

•	Depreciation and amortization expense increased $0.8 million primarily as a result of an increase in depreciable assets at the Company’s consolidated communities and leasehold improvements.

•	Facility lease costs increased $0.8 million primarily due to contingent annual rental rate escalations for existing leases.

•	Stock-based compensation increased $0.1 million during fiscal 2009 compared to fiscal 2008 primarily due to the award of additional restricted shares of common stock to certain employees of the Company.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures.

Other income and expense

•	Interest income reflects interest earned on the investment of cash balances and interest earned on escrowed funds. Interest income decreased $0.4 million primarily due to lower interest rates in fiscal 2009 compared to fiscal 2008.

•	Interest expense decreased $0.4 million to $11.8 million in fiscal 2009 compared to $12.2 million in fiscal 2008. This decrease in interest expense primarily resulted from less debt outstanding during fiscal 2009 compared to fiscal 2008.

•	Gain on sale of assets in fiscal 2008 represented gains associated with the sale of two parcels of land of $0.7 million and the amortization of a deferred gain on the sale of the Richmond Heights land in fiscal 2007 to a joint venture in which the Company has an equity interest, offset by a $0.1 million impairment adjustment on a parcel of land, located in Fort Wayne, Indiana, which is classified as held for sale.

•	Other income (expense) in fiscal 2009 and 2008 relates to the Company’s equity in the earnings/losses of unconsolidated affiliates, which represents the Company’s share of the earnings or losses on its investments in joint ventures.

Provision for income taxes

Provision for income taxes for fiscal 2009 was $2.2 million, or 44.5% of income before taxes, compared to a provision for income taxes of $2.3 million, or 38.3% of income before taxes, for fiscal 2008. The effective tax rates for fiscal 2009 and 2008 differ from the statutory tax rates due to state income taxes and permanent tax differences. The Company is significantly impacted by the TMT and MBT, which effectively impose taxes on modified gross revenues for communities within the States of Texas and Michigan. The Company consolidated 17 Texas communities and two Michigan communities in fiscal 2009 and the TMT and MBT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. The Company has evaluated future expectations of net income and various tax planning strategies that it believes are both prudent and feasible, including various strategies to utilize net built-in gains on the Company’s appreciated assets. However, the benefits of the net deferred tax assets might not be realized if actual results differ from expectations. The Company believes, based upon this analysis, that the realization of net deferred tax assets is reasonably assured and therefore has not provided for a valuation allowance.

Net income

As a result of the foregoing factors, the Company reported net income of $2.8 million for the fiscal year ended December 31, 2009, compared to net income of $3.7 million for the fiscal year ended December 31, 2008.

Quarterly Results

The following table presents certain unaudited quarterly financial information for each of the four quarters ended December 31, 2010 and 2009, respectively. This information has been prepared on the same basis as the audited Consolidated Financial Statements of the Company appearing elsewhere in this report and include, in the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the audited Consolidated Financial Statements of the Company and the related notes thereto.

	2010 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Total revenues	$47,908	$50,513	$53,600	$59,908
Income from operations	4,066	4,714	3,760	5,975
Net income	725	1,458	481	1,590
Net income per share, basic	$0.03	$0.05	$0.02	$0.06
Net income per share, diluted	$0.03	$0.05	$0.02	$0.06
Weighted average shares outstanding, basic	26,540	26,575	26,607	26,624
Weighted average shares outstanding, fully diluted	26,638	26,670	26,703	26,732

	2009 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Total revenues	$47,975	$47,205	$48,114	$48,697
Income from operations	4,286	3,759	4,219	4,348
Net income	820	429	750	760
Net income per share, basic	$0.03	$0.02	$0.03	$0.03
Net income per share, diluted	$0.03	$0.02	$0.03	$0.03
Weighted average shares outstanding, basic	26,346	26,187	26,222	26,275
Weighted average shares outstanding, fully diluted	26,395	26,272	26,351	26,395

Liquidity and Capital Resources

The impact of the current economic environment could result in decreases in the fair value of assets, slowing of transactions, and tightening liquidity and credit markets. These impacts could make securing debt for acquisitions or refinancings for the Company, its joint ventures, or buyers of the Company’s properties more difficult or on terms not acceptable to the Company. Additionally, the Company may be more susceptible to being negatively impacted by operating or performance deficits based on the exposure associated with certain development guarantees or lease coverage requirements.

In addition to approximately $31.2 million of unrestricted cash balances on hand as of December 31, 2010, the Company’s principal sources of liquidity are expected to be cash flows from operations, cash flows from SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, SHPIII/CSL Levis Commons, SHPII/CSL, debt refinancings, and/or proceeds from the sale of assets. The Company expects its available cash and cash flows from operations,cash flows from SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, SHPIII/CSL Levis Commons, and SHPII/CSL, and proceeds from the sale of assets to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company from time to time considers and evaluates transactions related to its portfolio including refinancings, purchases and sales, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

In summary, the Company’s cash flows were as follows (in thousands):

	Year Ended
	December 31,
	2010	2009	2008

Net cash provided by operating activities	$15,550	$19,635	$15,012
Net cash used in investing activities	(5,282)	(7,304)	(7,372)
Net cash used in financing activities	(7,992)	(9,239)	(5,119)

Net increase in cash and cash equivalents	$2,276	$3,092	$2,521

Operating Activities

The Company had net cash provided by operating activities of $15.6 million, $19.6 million, and $15.0 million in fiscal 2010, 2009, and 2008, respectively. The net cash provided by operating activities for fiscal 2010 primarily results from net income of $4.3 million, net non-cash charges of $17.4 million, and an increase in accrued expenses of $3.8 million offset by an increase in accounts receivable of $1.1 million, an increase in property tax and insurance deposits of $2.6 million, an increase in prepaid expenses and other assets of $3.6 million, an increase in accounts payable of $0.1 million, and an increase in federal and state income taxes receivable of $2.5 million. The net cash provided by operating activities for fiscal 2009 primarily resulted from net income of $2.8 million, net non-cash charges of $15.9 million, a decrease in accounts receivable of $0.8 million, a decrease in prepaid expenses and other assets of $1.9 million, and a decrease in federal and state income taxes receivable of $0.6 million offset by an increase in other assets of $0.8 million, a decrease in accounts payable and accrued expenses of $1.3 million, and a decrease in customer deposits of $0.3 million. The net cash provided by operating activities for fiscal 2008 primarily resulted from net income of $3.7 million, net non-cash charges of $13.7 million, a decrease in other assets of $1.1 million, and an increase in accounts payable and accrued expenses of $0.8 million offset by an increase in federal and state income taxes receivable of $0.3 million, an increase in accounts receivable of $1.4 million, an increase in prepaid expenses and other assets of $1.4 million, an increase in property tax and insurance deposits of $0.8 million and a decrease in customer deposits of $0.4 million.

Investing Activities

The Company had net cash used in investing activities of $5.3 million, $7.3 million, and $7.4 million in fiscal 2010, 2009, and 2008, respectively. The net cash used in investing activities for fiscal 2010 primarily results from capital expenditures of $8.5 million and $2.0 million for intangible assets acquired in connection with the Signature Transaction offset by distributions from joint ventures of $5.2 million. In fiscal 2009, net cash used in investing activities primarily resulted from capital expenditures of $8.0 million offset by net investments in joint ventures of $0.7 million. In fiscal 2008, net cash used in investing activities primarily resulted from capital expenditures of $8.1 million, net investments in joint ventures of $0.7 million offset by proceeds from the sale of two parcels of land, one in Carmichael, California, and the other in Lincoln, Nebraska, for $1.4 million.

Financing Activities

The Company had net cash used in financing activities of $8.0 million, $9.2 million, and $5.1 million in fiscal 2010, 2009, and 2008, respectively. The net cash used in financing activities for fiscal 2010 primarily results from net repayments of notes payable of $6.5 million and additions to restricted cash of $4.2 million offset by $2.0 million in lease incentives from the Signature Transaction, an increase in capital lease obligations of $0.2 million, and proceeds and excess tax benefits from the issuance of common stock of $0.5 million. The net cash used in financing activities for fiscal 2009 primarily resulted from net repayments of notes payable of $6.4 million, additions to restricted cash of $2.2 million, and purchases of treasury stock of $0.9 million offset by proceeds and excess tax benefits from the issuance of common stock of $0.3 million. For fiscal 2008, the net cash used in financing activities primarily resulted from net repayments of notes payable of $5.3 million offset by proceeds from the issuance of common stock of $0.2 million.

Disclosures About Contractual Obligations

The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2010 (in thousands):

	Less Than	One to	Four to	More Than
	One Year	Three Years	Five Years	Five Years	Total

Long-term debt, including interest expense	$16,189	$28,936	$143,257	$37,218	$225,600
Operating and capital leases	46,395	91,931	87,354	186,336	412,016

Total contractual cash obligations	$62,584	$120,867	$230,611	$223,554	$637,616

Long-term debt relates to the aggregate maturities of the Company’s notes payable. The Company leases its corporate headquarters, an executive office in New York, 45 senior living communities and certain automobiles and equipment used at the Company’s communities.

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

The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of December 31, 2010, the Company had $175.7 million in outstanding debt comprised solely of fixed rate debt instruments. In addition, as of December 31, 2010, the Company had $409.7 million in future facility lease obligations with contingent rent increases on certain leases based on changes in the consumer price index or certain operational performance measures.

Changes in interest rates would affect the fair market value of the Company’s fixed rate debt instruments but would not have an impact on the Company’s earnings or cash flows. Increase in the consumer price index could have an effect on future facility lease expense if the leased community exceeds the contingent rent escalation thresholds set forth in each of the Company’s lease agreements.

The following table summarizes information on the Company’s debt instruments outstanding as of December 31, 2010. The table presents the principal due and weighted average interest rates by expected maturity date for the Company’s debt instruments by fiscal year.

Principal Amount and Average Interest Rate by Expected Maturity Date at December 31, 2010 ($ in thousands):

								Fair
	2011	2012	2013	2014	2015	Thereafter	Total	Value

Long-term debt:
Fixed rate debt	$5,645	$4,156	$4,446	$4,725	$122,261	$34,438	$175,671	$170,466
Average interest rate	6.0%	6.0%	6.0%	6.0%	5.9%	5.9%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company are included under Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included as part of this Annual Report on Form 10-K. The Ernst & Young LLP report is on page F-27 of this report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.*

ITEM 11.	EXECUTIVE COMPENSATION.*

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.*

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.*

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.*

* Information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2011 Annual Meeting of Stockholders of Capital Senior Living Corporation, which is to be filed with SEC pursuant to Regulation 14A under the Exchange Act. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL SENIOR LIVING CORPORATION

By:	/s/ LAWRENCE A. COHEN
Lawrence A. Cohen
Vice Chairman of the Board
and Chief Executive Officer

Date: March 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature to this report appears below hereby appoints Lawrence A. Cohen and Keith N. Johannessen and each of them, any one of whom may act without the joinder of the other, as his or her attorney-in-fact to sign on his behalf, individually and in each capacity stated below, and to file all amendments to this report, which amendment or amendments may make such changes in and additions to the report as any such attorney-in-fact may deem necessary or appropriate.

Signature	Title	Date

/s/ LAWRENCE A. COHEN Lawrence A. Cohen	Chief Executive Officer and Vice Chairman of the Board (Principal Executive Officer)	March 14, 2011

/s/ KEITH N. JOHANNESSEN Keith N. Johannessen	President and Chief Operating Officer and Director	March 14, 2011

/s/ RALPH A. BEATTIE Ralph A. Beattie	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2011

/s/ JAMES A. MOORE James A. Moore	Chairman of the Board	March 14, 2011

/s/ PHILIP A. BROOKS Philip A. Brooks	Director	March 14, 2011

/s/ CRAIG F. HARTBERG Craig F. Hartberg	Director	March 14, 2011

/s/ JILL M. KRUEGER Jill M. Krueger	Director	March 14, 2011

/s/ RONALD A. MALONE Ronald A. Malone	Director	March 14, 2011

/s/ PETER L. MARTIN Peter L. Martin	Director	March 14, 2011

/s/ MICHAEL W. REID Michael W. Reid	Director	March 14, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Capital Senior Living Corporation

We have audited the accompanying consolidated balance sheets of Capital Senior Living Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for the each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Senior Living Corporation at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capital Senior Living Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2011, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Dallas, Texas
March 14, 2011

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$31,248	$28,972
Restricted cash	6,334	2,167
Accounts receivable, net	3,777	3,340
Accounts receivable from affiliates	911	424
Federal and state income taxes receivable	3,962	1,493
Deferred taxes	1,290	1,208
Assets held for sale	354	354
Property tax and insurance deposits	11,059	8,632
Prepaid expenses and other	4,896	4,010

Total current assets	63,831	50,600
Property and equipment, net	295,095	300,678
Deferred taxes	3,478	7,781
Investments in joint ventures	2,224	6,536
Other assets, net	18,153	14,908

Total assets	$382,781	$380,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,951	$2,037
Accrued expenses	16,125	12,287
Current portion of notes payable	5,645	9,347
Current portion of deferred income	7,242	6,838
Current portion of capital lease obligations	135	—
Customer deposits	1,299	1,295

Total current liabilities	32,397	31,804
Deferred income	14,493	16,747
Capital lease obligations, net of current portion	83	—
Other long-term liabilities	1,959	—
Notes payable, net of current portion	170,026	173,822
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares — 65,000; issued and outstanding shares 27,083 and 26,945 in 2010 and 2009, respectively	274	273
Additional paid-in capital	133,014	131,576
Retained earnings	31,469	27,215
Treasury stock, at cost — 350 shares in 2010 and 2009	(934)	(934)

Total shareholders’ equity	163,823	158,130

Total liabilities and shareholders’ equity	$382,781	$380,503

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Revenues:
Resident and health care revenue	$196,936	$171,194	$172,025
Unaffiliated management services revenue	60	72	194
Affiliated management services revenue	2,044	2,698	4,882
Community reimbursement revenue	12,889	18,027	16,173

Total revenues	211,929	191,991	193,274
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	119,614	104,790	107,315
General and administrative expenses	11,535	11,883	13,654
Facility lease expense	34,253	25,872	25,057
Provision for bad debts	174	344	556
Stock-based compensation expense	919	1,201	1,036
Depreciation and amortization	14,030	13,262	12,468
Community reimbursement expense	12,889	18,027	16,173

Total expenses	193,414	175,379	176,259

Income from operations	18,515	16,612	17,015
Other income (expense):
Interest income	48	67	422
Interest expense	(11,242)	(11,819)	(12,217)
Gain on settlement of debt	684	—	—
Gain on sale of properties	—	—	681
Write-down of assets held for sale	—	—	(134)
Other income (expense)	(330)	107	270

Income before provision for income taxes	7,675	4,967	6,037
Provision for income taxes	(3,421)	(2,208)	(2,313)

Net income	$4,254	$2,759	$3,724

Per share data:
Basic income per share	$0.16	$0.10	$0.14

Diluted income per share	$0.16	$0.10	$0.14

Weighted average shares outstanding — basic	26,587	26,257	26,377

Weighted average shares outstanding — diluted	26,687	26,356	26,620

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional
	Common Stock		Paid-In	Retained	Treasury
	Shares	Amount	Capital	Earnings	Stock	Total
	(In thousands)

Balance at January 1, 2008	26,596	$266	$129,159	$20,732	$—	$150,157
Exercise of stock options	38		258	—	—	258
Restricted stock awards	45	1	—	—	—	1
Stock-based compensation	—	—	1,036	—	—	1,036
Excess tax benefits	—	—	(27)	—	—	(27)
Net income	—	—	—	3,724	—	3,724

Balance at December 31, 2008	26,679	267	130,426	24,456	—	155,149
Exercise of stock options	59	—	254	—	—	254
Restricted stock awards	557	6	—	—	—	6
Stock-based compensation	—	—	1,201	—	—	1,201
Excess tax benefits	—	—	(305)	—	—	(305)
Treasury stock	(350)	—	—	—	(934)	(934)
Net income	—	—	—	2,759	—	2,759

Balance at December 31, 2009	26,945	273	131,576	27,215	(934)	158,130
Exercise of stock options	100	1	358	—	—	359
Restricted stock awards	38	—	—	—	—	—
Stock-based compensation	—	—	919	—	—	919
Excess tax benefits	—	—	161	—	—	161
Net income	—	—	—	4,254	—	4,254

Balance at December 31, 2010	27,083	$274	$133,014	$31,469	$(934)	$163,823

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Operating Activities
Net income	$4,254	$2,759	$3,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,030	13,251	12,432
Amortization	—	11	36
Amortization of deferred financing charges	330	335	338
Amortization of deferred lease costs and lease intangibles	1,005	371	367
Amortization of debt discount	—	—	177
Deferred income	(3,034)	(2,645)	(2,112)
Deferred income taxes	4,221	3,125	1,706
Equity in the (earnings) losses of unconsolidated joint ventures	331	(107)	(270)
Gain on settlement of debt	(684)	—	—
Gain on sale of properties	—	—	(680)
Provision for bad debts	174	344	556
Write-down of assets held for sale	—	—	134
Stock compensation expense	919	1,201	1,036
Changes in operating assets and liabilities:
Accounts receivable	(611)	125	(1,133)
Accounts receivable from affiliates	(487)	728	(306)
Property tax and insurance deposits	(2,584)	—	(772)
Prepaid expenses and other	(931)	1,920	(1,404)
Other assets	(2,670)	(794)	1,102
Accounts payable	(86)	117	719
Accrued expenses	3,838	(1,374)	100
Federal and state income taxes receivable/payable	(2,469)	566	(307)
Customer deposits	4	(298)	(431)

Net cash provided by operating activities	15,550	19,635	15,012
Investing Activities
Capital expenditures	(8,447)	(8,049)	(8,065)
Intangible assets acquired in Signature Transaction	(2,000)	—	—
Proceeds from sale of assets	—	1	1,397
Distributions from (Investments in) joint ventures	5,165	744	(704)

Net cash used in investing activities	(5,282)	(7,304)	(7,372)
Financing Activities
Proceeds from notes payable	3,591	1,926	4,645
Repayments of notes payable	(10,154)	(8,324)	(10,023)
Lease incentive from Signature Transaction	2,000	—	—
Increase in capital lease obligations	240	—	—
Cash payments for capital lease obligations	(22)	—	—
Increase in restricted cash	(4,167)	(2,167)	—
Cash proceeds from the issuance of common stock	359	223	232
Excess tax benefits on stock options exercised	161	37	27
Purchases of treasury stock	—	(934)	—

Net cash used in financing activities	(7,992)	(9,239)	(5,119)

Increase in cash and cash equivalents	2,276	3,092	2,521
Cash and cash equivalents at beginning of year	28,972	25,880	23,359

Cash and cash equivalents at end of year	$31,248	$28,972	$25,880

Supplemental Disclosures
Cash paid during the year for:
Interest	$10,949	$11,464	$11,668

Income taxes	$2,328	$530	$2,179

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

1.	Organization

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior living communities throughout the United States. As of December 31, 2010, the Company operated 77 senior living communities in 23 states with an aggregate capacity of approximately 11,000 residents, including 32 senior living communities which the Company either owned or in which the Company had an ownership interest and 45 senior living communities that the Company leased. As of December 31, 2010, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company accounts for significant investments in unconsolidated companies, in which the Company has significant influence, using the equity method of accounting.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents. The Company has deposits in banks that exceed Federal Deposit Insurance Corporation insurance limits. Management believes that credit risk related to these deposits is minimal. Restricted cash consists of deposits required by certain lenders as collateral pursuant to letters of credit. The deposit must remain so long as the letter of credit is outstanding which is subject to renewal annually.

Long-Lived Assets

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers internal factors such as net operating losses along with external factors relating to each asset, including contract changes, local market developments, and other publicly available information. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount the carrying value exceeds the fair market value, generally based on discounted cash flows, of the long-lived asset. The Company analyzed certain long-lived assets with operating losses, under the undiscounted cash flow method, for impairment. Based on this analysis, the Company does not believe there are any indicators that would require an adjustment to the carrying value of the property and equipment or their remaining useful lives as of December 31, 2010 and 2009.

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

The Company had one parcel of land, in Fort Wayne, Indiana, held for sale at December 31, 2010. The parcel of land was written down to its fair value, less costs to sell, to $0.4 million during fiscal 2008. The Company

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currently estimates that this parcel of land has an aggregate fair value, net of costs of disposal, that exceeds its carrying value of $0.4 million at December 31, 2010. The amount that the Company will ultimately realize on the parcel of land could differ materially from this estimate.

Investments in Joint Ventures

The Company accounts for its investments in joint ventures under the equity method of accounting. The Company was the general partner in two partnerships and owns member interests in four other joint ventures. The Company has not consolidated these joint venture interests because the Company has concluded that the limited partners or the other members of each joint venture has substantive kick-out rights or substantive participating rights. Under the equity method of accounting, the Company records its investments in joint ventures at cost and adjusts such investments for its share of earnings and losses of the joint ventures.

Development Agreement Guarantees

The Company, on three joint venture developments, has guarantees that the communities will be completed and operated at the budgeted costs approved by the joint venture members. These costs include the hard and soft construction costs and operating costs until each community reaches breakeven. The budgeted costs include contingency reserves for potential costs overruns and other unforeseen costs. The terms of these guarantees generally do not provide for a limitation on the maximum potential future payments. These joint venture communities are currently in lease up and one of the joint ventures had exhausted its lease up reserve under the existing loan commitment. The Company will be required to fund any operating deficits until the joint venture reaches breakeven for three consecutive months. Any amounts funded by the Company under this commitment, up to $0.5 million, may be recoverable from the joint venture in the event of liquidation. As of December 31, 2010, the Company had recognized deficit charges of approximately $0.4 million under these development agreement guarantees. The Company does not currently anticipate funding any deficits in excess of the amounts estimated to be recoverable from the joint ventures.

Income Taxes

At December 31, 2010, the Company had recorded on its consolidated balance sheet net deferred tax assets of $4.8 million. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of that evaluation, management has evaluated future expectations of net income. However, the benefits of the net deferred tax assets might not be realized if actual results differ from expectations. The Company believes that based upon this analysis that the realization of the net deferred tax assets is reasonably assured and therefore has not provided for a valuation allowance.

The Company evaluates uncertain tax positions through consideration of accounting and reporting guidance on criteria, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. The Company is required to recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. The Company is not subject to income tax examinations for tax years prior to 2006.

Revenue Recognition

Resident and health care revenue is recognized at estimated net realizable amounts, based on historical experiences, due from residents in the period in which the rental and other services are provided.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues from the Medicare and Medicaid programs accounted for approximately 5% of the Company’s revenue in fiscal 2010 and 6% of the Company’s revenue in each of fiscal 2009 and 2008. Seventeen of the Company’s communities are providers of services under the Medicaid program. Accordingly, the communities are entitled to reimbursement under the foregoing program at established rates that are lower than private pay rates. Patient service revenue for Medicaid patients is recorded at the reimbursement rates as the rates are set prospectively by the state upon the filing of an annual cost report. Two of the Company’s communities are providers of services under the Medicare program and are entitled to payment under the foregoing programs in amounts determined based upon rates established by the federal government.

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

Lease Accounting

The Company determines whether to account for its leases as operating, capital or financing leases depending on the underlying terms of the lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of December 31, 2010, the Company leased 45 communities and classified each of the leases as an operating lease. The Company incurs lease acquisition costs and amortizes these costs over the term of the lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions and as such any related gains have been deferred and are being amortized over the lease term.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended December 31, 2010, 2009, and 2008 were $6.5 million, $5.6 million, and $5.9 million, respectively.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Year Ended December 31,
	2010	2009	2008

Net income	$4,254	$2,759	$3,724
Net income allocated to unvested restricted shares	(73)	(67)	(36)

Undistributed net income allocated to common shares	$4,181	$2,692	$3,688

Weighted average shares outstanding — basic	26,587	26,257	26,377
Effects of dilutive securities:
Employee equity compensation plans	100	99	243

Weighted average shares outstanding — diluted	26,687	26,356	26,620

Basic income per share	$0.16	$0.10	$0.14

Diluted income per share	$0.16	$0.10	$0.14

Awards of unvested restricted stock representing approximately 0.5 million, 0.6 million, and 0.3 million shares were outstanding for the fiscal years ended December 31, 2010, 2009, and 2008, respectively, and were included in the computation of allocable net income.

Awards of unvested restricted stock representing approximately 48 incremental shares were not removed from the effects of dilutive securities in the computation of diluted weighted average shares outstanding for the fiscal year ended December 31, 2008, as the effects did not materially impact previously reported diluted income per share.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

Stock-Based Compensation

The Company recognizes compensation expense for share-based payment awards to employees, including grants of employee stock options and awards of restricted stock, in the statement of income based on their fair values.

On May 8, 2007, the Company’s stockholders approved the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (the “2007 Plan”) which provides for, among other things, the grant of restricted stock awards and stock options to purchase shares of the Company’s common stock. The 2007 Plan authorizes the Company to issue up to 2.6 million shares of common stock and the Company has reserved 1.8 million shares of

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock for future issuance pursuant to awards under the 2007 Plan. Effective May 8, 2007, the 1997 Omnibus Stock and Incentive Plan (as amended, the “1997 Plan”) was terminated and no additional shares will be granted under the 1997 Plan. The Company has reserved 0.8 million shares of common stock for future issuance upon the exercise of outstanding stock options pursuant to the 1997 Plan.

Recently Issued Accounting Guidance

In August 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Updates (“ASU”) 2010-24, “Health Care Entities (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries,” which clarifies that a health care entity generally remains liable for payment of claims and retains the risk of loss for that claim even if an insurance entity is paying for the defense of the claim and ultimately pays for some or all of the award or settlement. It was concluded that gross presentation of the claim reflects that the health care entity remains obligated for the claim and that the entity is exposed to credit risk from the insurer until the claim has been resolved. The guidance provided in this ASU is effective for the fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of this standard is not expected to have a significant impact on the Company’s financial condition, results of operations or cash flows.

FASB Accounting Standards Codification (“ASC”) 810-10 (formerly FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)) requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and was effective for the Company on January 1, 2010. The adoption did not have an impact on the Company’s financial condition, results of operations, or cash flows.

Segment Information

The Company evaluates the performance and allocates resources of its senior living facilities based on current operations and market assessments on a property-by-property basis. The Company does not have a concentration of operations geographically or by product or service as its management functions are integrated at the property level. The Company has determined that all of its operating units meet the criteria in ASC 280 to be aggregated into one reporting segment. As such, the Company operates in one segment.

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

Midwest I Transaction

In January 2006, the Company and GE Healthcare formed Midwest I to acquire five senior housing communities from a third party. Midwest I was owned approximately 89% by GE Healthcare and 11% by the Company. The Company contributed $2.7 million for its interest in Midwest I. The five communities currently comprise 293 assisted living units with a combined capacity of 391 residents. The Company accounted for its investment in Midwest I under the equity method of accounting.

The Company was party to a series of property management agreements (the “Midwest I Agreements”) to manage the five communities acquired by Midwest I. The Midwest I Agreements were for an initial term of five years, extended until various dates through February 2011, and contained automatic one year renewals thereafter. The Midwest I Agreements generally provided for a management fee of 5% of gross revenues. On April 16, 2010, Midwest I closed the sale of the Midwest I subsidiaries that owned the five senior housing communities to Health Care REIT, Inc. (“HCN”). Upon closing the sale, the Company leased the five senior housing communities from HCN. For additional information, refer to Note 4, “Facility Lease Transactions”.

Midwest II Transaction

In August 2006, the Company and GE Healthcare formed Midwest II to acquire three senior housing communities from a third party. Midwest II was owned approximately 85% by GE Healthcare and 15% by the Company. The Company contributed $1.6 million for its interest in Midwest II. The three communities currently comprise 300 assisted living and memory care units with a combined capacity of 348 residents. The Company accounted for its investment in Midwest II under the equity method of accounting.

The Company was party to a series of property management agreements (the “Midwest II Agreements”) to manage the three communities acquired by Midwest II. The Midwest II Agreements were for an initial term of five years, extended until various dates through August 2011, and contained automatic one year renewals thereafter. The Midwest II Agreements generally provided for a management fee of 5% of gross revenues. On April 30, 2010, Midwest II closed the sale of the Midwest II subsidiaries that owned the three senior housing communities to HCN. Upon closing the sale, the Company leased the three senior housing communities from HCN. For additional information, refer to Note 4, “Facility Lease Transactions”.

SHPII/CSL Transactions

In November 2004, the Company formed SHPII/CSL with SHPII. SHPII/CSL is owned 95% by SHPII and 5% by the Company. In November 2004, SHPII/CSL acquired the Spring Meadows Communities which currently comprise 628 units with a combined capacity of 758 residents. The Company contributed $1.3 million for its interests in SHPII/CSL. The Company accounts for its investment in SHPII/CSL under the equity method of accounting.

The Company is party to a series of property management agreements (the “SHPII/CSL Management Agreements”) with SHPII/CSL, which collectively own and operate the Spring Meadows Communities. The SHPII/CSL Management Agreements currently extend until various dates through November 2014. The SHPII/CSL Management Agreements generally provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. On December 22, 2010, the Company announced that SHPII/CSL entered into an agreement to sell the Spring Meadows Communities to HCN. As a condition to closing of the sale to HCN, the Company will enter into long term leases of the communities with HCN.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SHP III Transactions

In May 2007, the Company and SHPIII formed SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 101 independent living units and 45 assisted living units and opened in August 2008. The Company contributed $0.8 million to SHPIII/CSL Miami for its 10% interest. The Company accounts for its investment in SHPIII/CSL Miami under the equity method of accounting.

In November 2007, the Company and SHPIII formed SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 96 independent living units and 45 assisted living units and opened in April 2009. The Company contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest. The Company accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting.

In December 2007, the Company and SHPIII formed SHPIII/CSL Levis Commons to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 101 independent living units and 45 assisted living units and opened in April 2009. The Company contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest. The Company accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting.

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

CGIM Transaction

The Company was party to a series of property management agreements with CGIM (the “CGIM Agreements”) expiring in August 2011. The CGIM Agreements generally provided for management fees of 5% to 6% of gross revenues, subject to certain base management fees. The Company managed one community under the CGIM agreements which the Company terminated during the fourth quarter of fiscal 2010. The Company no longer manages any communities under the CGIM Agreements as of December 31, 2010.

4.	Facility Lease Transactions

The Company currently leases 45 senior living communities from certain REITs. The lease terms are generally for 10-15 years with renewal options for 5-15 years at the Company’s option.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under these lease agreements the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. The following table summarizes each of the Company’s lease agreements (dollars in millions):

					Initial	Lease	Deferred
	Date of	Number of	Value of		Lease	Acquisition	Gains / Lease
Landlord	Lease	Communities	Transaction	Term	Rate(1)	Costs(2)	Concessions(3)

Ventas	September 30, 2005	6	$84.6	10 years (Two five-year renewals)	8%	$1.3	$4.6
Ventas	October 18, 2005	1	19.5	10 years (Two five-year renewals)	8%	0.2	—
Ventas	March 31,2006	1	29.0	10 years (Two five-year renewals)	8%	0.1	14.3
Ventas	June 8, 2006	1	19.1	9.5 years (Two five-year renewals)	8%	0.4	—
Ventas	January 31, 2008	1	5.0	10 years (Two five-year renewals)	7.75%	0.2	—
HCP	May 1, 2006	3	54.0	(4) (Two ten-year renewals)	8%	0.2	12.8
HCP	May 31, 2006	6	43.0	10 years (Two ten-year renewals)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	(4) (Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	(4) (Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	(4) (Two ten-year renewals)	7.25%	0.1	—
HCN	April 16, 2010	5	48.5	15 years (One 15-year renewal)	8.25%	0.6	0.8
HCN	May 1, 2010	3	36.0	15 years (One 15-year renewal)	8.25%	0.2	0.4
HCN	September 10, 2010	12	104.6	15 years (One 15-year renewal)	8.50%	0.4	2.0

Subtotal						4.9	35.5
Accumulated amortization through December 31, 2010						(1.8)	—
Accumulated deferred gain recognized through December 31, 2010						—	(16.4)

Net lease acquisition costs / deferred gains / lease concessions as of December 31, 2010						$3.1	$19.1

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as forth in each lease agreement.

(2)	Lease acquisition costs are being amortized over the leases’ initial term.

(3)	Deferred gains of $32.9 million and lease concessions of $2.6 million are being recognized in the Company’s statement of income as a reduction in facility lease expense over the leases’ initial term. Lease concessions of $0.6 million relate to the HCP transaction on May 31, 2006, and $2.0 million relate to the Signature Transaction on September 10, 2010.

(4)	Initial lease term expires on October 31, 2018.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Facility lease expense in the Company’s statement of income includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives.

Signature

On September 10, 2010, the Company executed an asset purchase agreement with Signature Assisted Living of Texas, LLC (“Signature”) to acquire its leasehold interests in 12 senior housing communities owned by HCN. Simultaneously with closing, the Company executed a Master Lease Agreement with HCN for the 12 communities (the “Master Lease Agreement”). The Master Lease Agreement has an initial term of 15 years with one 15-year renewal extension available at the Company’s option. The initial lease rate is 8.5% and is subject to certain conditional escalation clauses. The Company has accounted for this lease as an operating lease. The Company recorded a lease incentive from HCN equal to the value of the intangible assets acquired from Signature. The current estimate of the intangible assets acquired and the corresponding lease incentive is $2.0 million and is subject to final valuation adjustments. The intangible assets have been recorded within other assets, net, and will be amortized over their respective useful lives. The lease incentive has been recorded within other long-term liabilities and will be amortized over the initial lease term as a reduction in facility lease expense. Additionally, the Company incurred $0.6 million in lease transaction costs, of which $0.4 million have been deferred and are being amortized as a reduction in facility lease expense over the initial 15-year lease term.

From September 10, 2010 through December 31, 2010, the 12 communities acquired from Signature generated $9.3 million of revenue and $1.1 million of earnings before income taxes. Had the Signature Transaction occurred on January 1, 2010, unaudited pro forma revenue and earnings of the Company for the year ended December 31, 2010 would have been $230.4 million and $7.6 million, respectively. Had the Signature Transaction occurred on January 1, 2009, unaudited pro forma revenue and earnings of the Company for the year ended December 31, 2009 would have been $214.6 million and $5.8 million, respectively.

Midwest I

On April 16, 2010, the Company and GE Healthcare sold its respective ownership interests in Midwest I to HCN in a sale/leaseback transaction of five senior living communities owned by subsidiaries of Midwest I. Upon closing the sale, the Company leased the five senior housing communities from HCN. This lease was effective April 16, 2010, and has an initial term of 15 years, with one 15 year renewal extension available at the Company’s option. The initial lease rate is 8.25% and is subject to certain conditional escalation clauses. The Company incurred $0.6 million in lease acquisition costs which have been deferred and are being amortized in the Company’s statement of income over the initial 15 year lease term. The Company has accounted for this lease as an operating lease. As a result of this sale/leaseback transaction, the Company received cash proceeds of approximately $3.2 million, net of closing costs, resulting in a gain to the Company of approximately $0.8 million which has been deferred and is being recognized in the Company’s statement of income as a reduction in facility lease expense over the initial 15 year lease term.

Midwest II

On April 30, 2010, the Company and GE Healthcare sold its respective ownership interests in Midwest II to HCN in a sale/leaseback transaction of three senior living communities owned by subsidiaries of Midwest II. Upon closing the sale, the Company leased the three senior housing communities from HCN. This lease was effective May 1, 2010, and has an initial term of 15 years, with one 15 year renewal extension available at the Company’s option. The initial lease rate is 8.25% and is subject to certain conditional escalation clauses. The Company incurred $0.2 million in lease acquisition costs which have been deferred and are being amortized in the Company’s statement of income over the initial 15 year lease term. The Company has accounted for this lease as an operating lease. As a result of this sale/leaseback transaction, the Company received cash proceeds of approximately $1.3 million, net of closing costs, resulting in a gain to the Company of approximately $0.4 million which has been

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred and is being recognized in the Company’s statement of income as a reduction in facility lease expense over the initial 15 year lease term.

5.	Property and Equipment

Property and equipment consists of the following (in thousands):

		December 31,
	Asset Lives	2010	2009

Land		$17,787	$17,787
Land improvements	5 to 20 years	1,315	1,203
Buildings and building improvements	10 to 40 years	332,413	329,451
Furniture and equipment	5 to 10 years	15,670	15,126
Automobiles	5 to 7 years	1,671	971
Leasehold improvements	(1)	20,344	16,227
Construction in progress	(2)	180	182

		389,380	380,947
Less accumulated depreciation and amortization		94,285	80,269

Property and equipment, net		$295,095	$300,678

(1)	Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining lease term.

(2)	Construction in progress at December 31, 2009, includes $0.1 million of capitalized computer software development costs.

Furniture and equipment includes $2.3 million and $2.2 million of capitalized computer software development costs at December 31, 2010 and 2009, respectively, of which $1.2 million and $0.8 million has been amortized and is included as a component of accumulated depreciation and amortization at December 31, 2010 and 2009, respectively. Automobiles include $0.3 million of assets under capital lease at December 31, 2010, of which $12,000 has been amortized and is included as a component of accumulated depreciation and amortization at December 31, 2010.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2010	2009

Deferred loan costs, net	$1,796	$2,126
Deferred lease costs, net	3,201	2,587
Security and other deposits	11,773	10,195
Other	1,383	—

Total	$18,153	$14,908

7.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2010	2009

Accrued salaries, bonuses and related expenses	$4,368	$3,282
Accrued property taxes	7,470	5,167
Accrued interest	913	958
Accrued health claims and workers comp	1,258	1,342
Accrued professional fees	740	559
Other	1,376	979

Total	$16,125	$12,287

8.	Notes Payable

Notes payable consists of the following (in thousands):

	Average					Notes Payable
	Monthly	Net Book Value	Interest		Maturity	December 31,
Lender	Payment	Of Collateral(1)	Rate		Date	2010	2009

Freddie Mac	$728	$129,516	6.29%		July 2015	$101,270	$103,475
Capmark	239	42,664	5.46		August 2015	34,787	35,707
Fannie Mae	178	32,858	5.91		May 2017	28,692	29,098
Freddie Mac	60	7,656	5.75		March 2017	9,216	9,390
Lehman	—	—	8.20		September 2009	—	4,643
Insurance Financing	344	—	3.30		May 2011	1,706	—
Insurance Financing	—	—	3.66		March 2010	—	491
Insurance Financing	—	—	3.66		July 2010	—	365

	$1,549		6.01	%(2)		175,671	183,169

Less current portion						5,645	9,347

Notes payable, net						$170,026	$173,822

(1)	24 of the facilities owned by the Company are encumbered by mortgage debt and are provided as collateral under their respective loan agreements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Weighted average interest rate on current debt outstanding.

The aggregate scheduled maturities of notes payable at December 31, 2010, are as follows (in thousands):

2011	5,645
2012	4,156
2013	4,446
2014	4,725
2015	122,261
Thereafter	34,438

Total	$175,671

On September 10, 2010, in conjunction with the Signature Transaction, the Company obtained certain insurance policies and entered into a finance agreement totaling $0.3 million. The finance agreement has a fixed interest rate of 3.30% with principal being repaid over a 7-month term.

On September 10, 2010, the Company issued standby letters of credit, totaling $2.2 million, for the benefit of HCN on certain leases between HCN and the Company.

On May 31, 2010, the Company renewed certain insurance policies and entered into a finance agreement totaling $3.7 million. The finance agreement has a fixed interest rate of 3.30% with principal being repaid over a 12-month term.

On April 16, 2010, the Company issued standby letters of credit, totaling $1.7 million, for the benefit of HCN on certain leases between HCN and the Company.

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

The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At December 31, 2010 and 2009, these communities carried a total net book value of $212.7 million and $224.9 million, respectively, with total mortgage loans outstanding of $174.0 million and $182.3 million, respectively.

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the life of the notes. At December 31, 2010 and 2009, the Company had gross deferred loan costs of $3.3 million. Accumulated amortization was $1.5 million and $1.2 million at December 31, 2010 and 2009, respectively. Amortization expense is expected to be $0.3 million in each of fiscal 2011, 2012, 2013, 2014, and 2015.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of certain promissory notes. The Company was in compliance with all of its debt covenants at December 31, 2010 and 2009.

9.	Equity

Preferred Stock

The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Board without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of December 31, 2010 and 2009.

Share Repurchases

On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. Shares of stock repurchased under the program will be held as treasury shares. Pursuant to this authorization, during fiscal 2009, the Company purchased 349,800 shares at an average cost of $2.67 per share for a total cost to the Company of approximately $0.9 million. All such purchases were made in open market transactions. The Company did not purchase any shares of its common stock pursuant to the Company’s share repurchase program during fiscal 2010.

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

A summary of the Company’s stock option activity and related information for the years ended December 31, 2010, 2009, and 2008 is presented below:

	Outstanding at
	Beginning of				Outstanding	Options
December 31, 2010	Year	Granted	Exercised	Forfeited	End of Year	Exercisable

Shares	642,120	—	99,752	26,034	516,334	516,334
Weighted average price	$4.34	$—	$3.58	$5.21	$4.44	$4.44
December 31, 2009
Shares	895,334	—	59,245	193,969	642,120	642,120
Weighted average price	$4.83	$—	$3.67	$6.81	$4.34	$4.34
December 31, 2008
Shares	937,334	—	38,000	4,000	895,334	895,334
Weighted average price	$4.87	$—	$6.06	$3.69	$4.83	$4.83

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The options outstanding and the options exercisable at December 31, 2010, 2009, and 2008, had an intrinsic value of $1.2 million, $0.9 million, and $250,000, respectively. The fair value of the 5,000 shares that vested in fiscal 2008 was $29,000. All stock options had fully vested as of December 31, 2008.

The following table summarizes information relating to the Company’s options outstanding and options exercisable as of December 31, 2010.

	Options Outstanding
		Weighted Average		Options Exercisable
	Number	Remaining		Number
	Outstanding at	Contractual Life	Weighted Average	Exercisable at	Weighted Average
Range of Exercise Prices	End of Year	(Years)	Exercise Price	End of Year	Exercise Price

$1.80 to $1.80	206,024	0.72	$1.80	206,024	$1.80
$2.00 to $3.70	17,000	1.88	$3.20	17,000	$3.20
$3.75 to $3.75	2,000	1.24	$3.75	2,000	$3.75
$4.14 to $4.14	1,600	1.08	$4.14	1,600	$4.14
$4.50 to $4.50	3,000	3.58	$4.50	3,000	$4.50
$4.85 to $4.85	6,000	3.38	$4.85	6,000	$4.85
$5.90 to $5.90	6,000	4.36	$5.90	6,000	$5.90
$6.30 to $6.30	259,710	2.92	$6.30	259,710	$6.30
$6.63 to $6.63	6,000	3.08	$6.63	6,000	$6.63
$10.97 to $10.97	9,000	5.35	$10.97	9,000	$10.97

$1.80 to $10.97	516,334	2.06	$4.44	516,334	$4.44

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

A summary of the Company’s restricted common stock awards activity and related information for the year ended December 31, 2010, is presented below:

	Outstanding at
	Beginning of				Outstanding
	Year	Issued	Vested	Forfeited	End of Year

December 31, 2010
Shares	649,207	59,000	236,742	21,572	449,893
December 31, 2009
Shares	251,632	561,625	159,050	5,000	649,207
December 31, 2008
Shares	256,858	66,000	50,586	20,640	251,632

The restricted stock outstanding at December 31, 2010 and 2009, had an intrinsic value of $3.0 million and $3.3 million, respectively.

During fiscal 2010, the Company awarded 59,000 shares of restricted common stock to certain employees and directors of the Company. The average market value of the common stock on the date of grant was $5.03. These awards of restricted shares vest over a three to four-year period and had an intrinsic value of $0.3 million on the date of issue.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Based Compensation

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk free interest rate. The expected volatility used by the Company is based primarily on an analysis of historical prices of the Company’s common stock. The expected term of options granted is based primarily on historical exercise patterns on the Company’s outstanding stock options. The risk free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not expect to pay dividends on its common stock and therefore has used a dividend yield of zero in determining the fair value of its awards. The option forfeiture rate assumption used by the Company, which affects the expense recognized as opposed to the fair value of the award, is based primarily on the Company’s historical option forfeiture patterns. The Company recognizes compensation expense of a restricted stock award over its vesting period based on the fair value of the award on the grant date, net of estimated forfeitures.

The Company has total stock-based compensation expense, net of estimated forfeitures, of $1.0 million not recognized as of December 31, 2010, and expects this expense to be recognized over approximately a three to four-year period.

11.	Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008

Current:
Federal	$(1,184)	$(1,125)	$109
State	383	477	498
Deferred:
Federal	3,327	2,263	1,502
State	895	593	204

	$3,421	$2,208	$2,313

The provision (benefit) for income taxes differed from the amounts of income tax provision (benefit) determined by applying the U.S. federal statutory income tax rate to income (loss) before benefit for income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008

Tax provision at federal statutory rates	$2,610	$1,689	$2,053
State income tax expense, net of federal effects	844	706	463
Federal and state income tax return true up	(40)	(196)	(222)
State effective rate changes	—	—	5
Other	7	9	14

	$3,421	$2,208	$2,313

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s deferred tax assets and liabilities, are as follows (in thousands):

	December 31,
	2010	2009

Deferred tax assets:
Deferred gain on sale/leaseback transaction	$7,636	$8,092
Depreciation and amortization	—	1,830
Net operating loss carryforward (expiring up to 2028)	1,776	1,621
Compensation costs	1,488	1,750
Investment in partnerships	2,604	2,644
Other	1,241	1,179

Total deferred tax assets	14,745	17,116
Deferred tax liabilities:
Triad partnership interest	9,768	8,127
Depreciation and amortization	209	—

Total deferred tax liabilities	9,977	8,127

Total deferred tax assets, net	$4,768	$8,989

Current deferred tax assets, net	$1,290	$1,208
Long-term deferred tax assets, net	3,478	7,781

Total deferred tax assets, net	$4,768	$8,989

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. The Company has evaluated future expectations of net income and various tax planning strategies that it believes are both prudent and feasible, including various strategies to utilize net built-in gains on the Company’s appreciated assets. However, the benefits of the net deferred tax assets might not be realized if actual results differ from expectations. The Company believes, based upon this analysis, that the realization of net deferred tax assets is reasonably assured and therefore has not provided for a valuation allowance

As of December 31, 2010, the Company has federal and state net operating loss carryforwards of $1.9 million and $27.9 million, respectively, and related deferred tax assets of $0.6 million and $1.1 million, respectively.

The Company is generally no longer subject to federal and state tax audits for years before 2006.

12.	Employee Benefit Plans

The Company has a 401(k) salary deferral plan (the “Plan”) in which all employees of the Company meeting minimum service and age requirements are eligible to participate. Contributions to the Plan are in the form of employee salary deferrals, which are subject to employer matching contributions of up to 2% of the employee’s annual salary. The Company’s contributions are funded semi-monthly to the Plan administrator. Matching contributions of $0.4 million were contributed to the Plan annually in fiscal 2010, 2009, and 2008. The Company incurred administrative expenses related to the Plan of $13,750, $13,100, and $12,400 in fiscal 2010, 2009, and 2008, respectively.

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

14.	Fair Value of Financial Instruments

The carrying amounts and fair values of financial instruments at December 31, 2010 and 2009 are as follows (in thousands):

	2010		2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Cash and cash equivalents	$31,248	$31,248	$28,972	$28,972
Restricted cash	6,334	6,334	2,167	2,167
Notes payable	175,671	170,466	183,169	170,393

The following methods and assumptions were used in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents and Restricted cash:  The carrying amounts reported in the balance sheet for cash and cash equivalents and restricted cash equal fair value.

Notes payable:  The fair value of notes payable is estimated using discounted cash flow analysis, based on current incremental borrowing rates for similar types of borrowing arrangements.

The estimated fair value of these assets and liabilities could be affected by market changes and this effect could be material.

15.	Investments in Joint Ventures

The Company’s investments in joint ventures consist of the following (in thousands):

	December 31,
	2010	2009

Midwest I partner interest	$—	$2,506
Midwest II partner interest	—	1,116
SHPII/CSL member interests	1,122	1,141
SHPIII/CSL Miami member interest	36	486
SHPIII/CSL Richmond Heights member interest	536	646
SHPIII/CSL Levis Commons member interest	530	641

	$2,224	$6,536

Midwest I:  In January 2006, the Company announced the formation of a joint venture, Midwest I with GE Healthcare to acquire five senior housing communities from a third party. Midwest I was owned approximately 89% by GE Healthcare and 11% by the Company. The Company contributed $2.7 million for its interests in Midwest I. The five communities currently comprise 293 assisted living units with a capacity of 391 residents. Effective February 1, 2006, Midwest I acquired four of the five communities and on March 31, 2006, Midwest I closed on the fifth community. The Company managed the five acquired communities under long-term management agreements with Midwest I. The Company accounted for its investment in Midwest I under the equity method of accounting and

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company recognized earnings in the equity of Midwest I of $0.1 million in fiscal 2010 and $0.2 million in both fiscal 2009 and 2008. In addition, the Company earned management fees of $0.2 million in fiscal 2010 and $0.5 million in each of fiscal 2009 and 2008 on the Midwest I communities. On April 16, 2010, Midwest I closed the sale of the Midwest I subsidiaries that owned the five senior housing communities to HCN. Upon closing the sale, the Company leased the five senior housing communities from HCN. For additional information, refer to Note 4, “Facility Lease Transactions.”

Midwest II:  In August 2006, the Company announced the formation of a joint venture, Midwest II, with GE Healthcare to acquire three senior housing communities from a third party. Midwest II was owned approximately 85% by GE Healthcare and 15% by the Company. The Company contributed $1.6 million for its interest in Midwest II. The three communities currently comprise 300 assisted living units with a capacity of 348 residents. On August 11, 2006, Midwest II acquired the three senior living communities. The Company managed the three acquired communities under long-term management agreements with Midwest II. The Company accounted for its investment in Midwest II under the equity method of accounting and the Company recognized earnings (losses) in the equity of Midwest II of $16,000, $0.1 million, and ($0.1) million in fiscal 2010, 2009, and 2008, respectively. In addition, the Company earned management fees of $0.2 million, $0.6 million, and $0.5 million in fiscal 2010, 2009, and 2008, respectively, on the Midwest II communities. On April 30, 2010, Midwest II closed the sale of the Midwest II subsidiaries that owned the three senior housing communities to HCN. Upon closing the sale, the Company leased the three senior housing communities from HCN. For additional information, refer to Note 4, “Facility Lease Transactions.”

SHPII/CSL:  In November 2004, the Company formed SHPII/CSL with SHPII. Effective as of November 30, 2004, SHPII/CSL acquired the Spring Meadows Communities which currently comprise 628 units with a combined capacity of 758 residents. The Company contributed $1.3 million for its interests in SHPII/CSL. The Company manages the Spring Meadows Communities under long-term management contracts with SHPII/CSL. The Company accounts for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.3 million in each of fiscal 2010, 2009, and 2008. In addition, the Company earned $1.2 million in management fees on the SHP II/CSL communities in each of fiscal 2010, 2009, and 2008. On December 22, 2010, the Company announced that SHPII/CSL entered into an agreement to sell the Spring Meadows Communities to HCN. As a condition to closing of the sale to HCN, the Company will enter into long term leases of the communities with HCN.

SHPIII/CSL Miami:  In May 2007, the Company and SHPIII entered into SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 101 independent living units and 45 assisted living units with a capacity of 196 residents and opened in August 2008. The Company contributed $0.8 million to SHPIII/CSL Miami for its 10% interest. The Company accounts for its investment in SHPIII/CSL Miami under the equity method of accounting and the Company recognized losses in the equity of SHPIII/CSL Miami of ($0.4) million, ($0.2) million and ($0.1) million in fiscal 2010, 2009, and 2008, respectively. The Company earned $0.2 million in development fees from SHPIII/CSL Miami in fiscal 2008. In addition, the Company earned $0.1 million in pre-marketing fees and $0.1 million in management fees on the community in fiscal 2008. The Company earned $0.2 million in management fees on the community in each of fiscal 2010 and 2009.

SHPIII/CSL Richmond Heights:  In November 2007, the Company and SHPIII entered into SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 96 independent living units and 45 assisted living units with a capacity of 197 residents and opened in April 2009. The Company contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest. The Company accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting and the Company recognized a loss in the equity of SHPIII/CSL Richmond

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Heights of ($0.1) million in each of fiscal 2010 and 2009. The Company earned $1.0 million in development fees from SHPIII/CSL Richmond Heights in fiscal 2008. In addition, the Company earned $12,500 and $0.1 million in pre-marketing fees on the community in fiscal 2009 and 2008, respectively. The Company earned $0.2 million and $0.1 million in management fees on the community in fiscal 2010 and 2009, respectively.

SHPIII/CSL Levis Commons:  In December 2007, the Company and SHPIII entered into SHPIII/CSL Levis Commons to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 101 independent living units and 45 assisted living units with a capacity of 197 residents and opened in April 2009. The Company has contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest. The Company accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting and the Company recognized a loss in the equity of SHPIII/CSL Levis Commons of ($0.1) million and ($0.2) million in fiscal 2010 and 2009, respectively. The Company earned $1.1 million in development fees from SHPIII/CSL Levis Commons in fiscal 2008. In addition, the Company earned $12,500 and $0.1 million in pre-marketing fees on the community in fiscal 2009 and 2008, respectively. The Company earned $0.2 million and $0.1 million in management fees on the community in fiscal 2010 and 2009, respectively.

16.	Allowance for Doubtful Accounts

The components of the allowance for doubtful accounts are as follows (in thousands):

	December 31,
	2010	2009	2008

Balance at beginning of year	$1,573	$1,541	$1,043
Provision for bad debts, net of recoveries	173	344	556
Write-offs and other	(139)	(312)	(58)

Balance at end of year	$1,607	$1,573	$1,541

17.	Leases

The Company currently leases 45 senior living communities with certain REIT. The lease terms are generally for 10-15 years with renewal options for 5-15 years at the Company’s option. Under these lease agreements the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes.

As of December 31, 2010, the Company leased ten senior living facilities from Ventas. The Ventas Lease Agreements each have an initial term of approximately ten years, with two five-year renewal extensions available at the Company’s option. The initial lease rate under each of the Ventas Lease Agreements range from 7.75% to 8% and are subject to certain conditional escalation clauses which will be recognized when probable or incurred. The initial terms on the Ventas Lease Agreements expire on various dates through January 2018. The Company incurred $2.2 million in lease acquisition costs related to the Ventas Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10 year lease terms and are included in facility lease expense in the Company’s statement of income. The Company accounts for each of the Ventas Lease Agreements as operating leases.

As of December 31, 2010, the Company leased 15 senior living facilities from HCP. The HCP Lease Agreements each have an initial term of ten years, with two ten year renewal extensions available at the Company’s option. The initial lease rate under the HCP Lease Agreements range from 7.25% to 8% and are subject to certain conditional escalation clauses, which will be recognized when probable or incurred. The initial terms on the HCP Lease Agreements expire on various dates through October 2018. The Company incurred $1.5 million in lease acquisition costs related to the HCP Lease Agreements. These deferred lease acquisition costs are being amortized

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over the initial 10 year lease terms and are included in facility lease expense in the Company’s statement of income. The Company accounts for each of the HCP Lease Agreements as operating leases.

As of December 31, 2010, the Company leased 20 senior living facilities from HCN. The HCN Lease Agreements each have an initial term of 15 years, with one 15 year renewal extension available at the Company’s option. The initial lease rate under the HCN Lease Agreements range from 8.25% to 8.5% and are subject to certain conditional escalation clauses, which will be recognized when probable or incurred. The initial terms on the HCN Lease Agreements expire on various dates through September 2025. The Company incurred $1.2 million in lease acquisition costs related to the HCN Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 15 year lease terms and are included in facility lease expense in the Company’s statement of income. The Company accounts for each of the HCN Lease Agreements as operating leases.

At December 31, 2010 and 2009, the Company had gross deferred lease costs of $4.9 million and $3.9 million, respectively. Accumulated amortization at December 31, 2010 and 2009 was $1.8 million and $1.3 million, respectively. Amortization expense is expected to be approximately $0.4 million in each of the next five fiscal years.

The Company leases its corporate headquarters in Dallas, Texas, and an office in New York City and has various lease contracts for a duration of 5 years or less on autos, buses and office equipment. The lease on the corporate headquarters expires in February 2013.

On September 10, 2010, in conjunction with the Signature Transaction, a non-cancelable lease that expires in 2013 for ten 12-passenger Ford Minibuses used to transport residents of the communities was transferred from Signature to the Company. The lease is classified as a capital lease because it contains a bargain purchase option which resulted in the Company recording a Capital Lease Obligation for $0.2 million.

The Company incurred $37.5 million, $29.7 million and $28.8 million in lease expense during fiscal 2010, 2009, and 2008, respectively. Future minimum lease commitments as of December 31, 2010, are as follows (in thousands):

2011	$46,395
2012	46,188
2013	45,743
2014	45,437
2015	41,917
Thereafter	186,336

Total	$412,016

There are various financial covenants and other restrictions in our lease agreements. Under the terms of certain lease agreements, the Company was required to pay additional cash collateral of approximately $1.1 million and $1.2 million during the fiscal years ended December 31, 2010 and 2009, respectively. Once the Company reaches certain performance targets, the additional cash collateral paid is returnable to the Company. At December 31, 2010, the Company was not in compliance with a certain lease covenant which was cured by the Company through a lease modification amendment agreed to by the Company and landlord on March 11, 2011. There were no other lease covenant violations at December 31, 2010. The Company was in compliance with all of its lease covenants at December 31, 2009.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Capital Senior Living Corporation

We have audited Capital Senior Living Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Capital Senior Living Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Capital Senior Living Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital Senior Living Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 14, 2011, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Dallas, Texas
March 14, 2011

INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

Exhibit
Number			Description

2.1		—	Asset Purchase Agreement, dated as of June 25, 2010, between Capital Senior Living Acquisition, L.L.C. and Signature Assisted Living of Texas, LLC. (Incorporated by reference to exhibit 2.1 to the Company’s Current Report on Form 8-K, dated June 28, 2010, filed by the Company with the Securities and Exchange Commission.)
3.1		—	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)
3	.1.1	—	Amendment to Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)
3.2		—	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)
3	.2.1	—	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)
3	.2.2	—	Amendment No. 2 to Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2.2 to the Company’s Annual Report on Form 10-K for the year period ended December 31, 2002, filed by the Company with the Securities and Exchange Commission.)
4.1		—	1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation, as amended (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on December 3, 1999, by the Company with Securities and Exchange Commission.)
4.2		—	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)
4.3		—	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)
4.4		—	Rights Agreement, dated as of February 25, 2010, by and between Capital Senior Living Corporation and Mellon Investor Services LLC, including all exhibits thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K on February 25, 2010).
4.5		—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock, par value $0.01 per share (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K on February 25, 2010).
4.6		—	Form of Right Certificate (included as Exhibit B to the Rights Agreement, which is Exhibit 4.4 hereto).
4.7		—	Form of Summary of Rights (included as Exhibit C to the Rights Agreement, which is Exhibit 4.4 hereto).
10.1		—	1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation, as amended (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on December 3, 1999, by the Company with Securities and Exchange Commission.)
10	.1.1	—	Form of Stock Option Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed on December 3, 1999, by the Company with Securities and Exchange Commission.)
10.3		—	Employment Agreement, dated as of November 1, 1996, by and between Capital Senior Living Corporation and Lawrence A. Cohen (Incorporated by reference to Exhibit 10.11 from the Registration Statement No. 333-33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.)

Exhibit
Number			Description

10.4		—	Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and David R. Brickman (Incorporated by reference to Exhibit 10.12 to the Registration Statement No. 333-33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.)
10.5		—	Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and Keith N. Johannessen (Incorporated by reference to Exhibit 10.13 from the Registration Statement No. 333-33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.
10.6		—	Employment Agreement, dated as of December 10, 1996, by and between Capital Senior Living, Inc. and Rob L. Goodpaster (Incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.)
10.7		—	Agreement of Limited Partnership of Triad Senior Living II, L.P. dated September 23, 1998 (Incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.)
10.8		—	Agreement of Limited Partnership of Triad Senior Living III, L.P. dated November 10, 1998 (Incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.)
10.9		—	First Amendment to Amended and Restated Employment Agreement of James A. Stroud, dated March 22, 1999, by and between James A. Stroud and Capital Senior Living Corporation (Incorporated by reference to the Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)
10.10		—	Second Amendment to Amended and Restated Employment Agreement of James A. Stroud, dated May 31, 1999, by and between James A. Stroud and Capital Senior Living Corporation (Incorporated by reference to the Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)
10.11		—	Agreement of Limited Partnership of Triad Senior Living IV, L.P. dated December 22, 1998 (Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.)
10.12		—	Employment Agreement, dated May 26, 1999, by and between Lawrence A. Cohen and Capital Senior Living Corporation (Incorporated by reference to the Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)
10.13		—	Employment Agreement, dated May 25, 1999, by and between Ralph A. Beattie and Capital Senior Living Corporation (Incorporated by reference to the Exhibit 10.76 to the Company’s Annual Report on Form 10-K, dated March 30, 2000, filed by the Company with the Securities and Exchange Commission.)
10.14		—	Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, L.P. (Incorporated by reference to the Exhibit 10.78 to the Company’s Annual Report on Form 10-K, dated March 30, 2000, filed by the Company with the Securities and Exchange Commission.)
10	.14.1	—	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, LP. (Incorporated by reference to the Exhibit 10.10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed by the Company with the Securities and Exchange Commission.)
10.15		—	First Amendment to Triad II Partnership Agreement (Incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K, dated August 15, 2000, filed by the Company with the Securities and Exchange Commission.)
10.16		—	Third Amendment to Amended and Restated Employment Agreement of James A. Stroud, dated November 8, 2000, by and between James A. Stroud and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.96 to the Company’s Annual Report on Form 10-K, dated March 26, 2002, filed by the Company with the Securities and Exchange Commission.)

Exhibit
Number			Description

10.17		—	Support Agreement dated as of September 11, 2002 by and between Capital Senior Living, Inc., Triad I, Triad II, Triad III, Triad IV and Triad V. (Incorporated by reference to Exhibit 10.102 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed by the Company with the Securities and Exchange Commission.)
10.18		—	Fourth Amendment to Amended and Restated Employment Agreement of James A. Stroud, dated January 16, 2003 by and between James A. Stroud and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.105 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)
10.19		—	Second Amendment to the Employment Agreement of Lawrence A. Cohen, dated January 27, 2003 by and between Lawrence A. Cohen and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.106 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)
10.20		—	First Amendment to the Employment Agreement of Keith N. Johannessen, dated January 17, 2003 by and between Keith N. Johannessen and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.107 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)
10.21		—	First Amendment to the Employment Agreement of Ralph A. Beattie, dated January 21, 2003 by and between Ralph A. Beattie and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.108 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)
10.22		—	Second Amendment to the Employment Agreement of David R. Brickman, dated January 27, 2003 by and between David R. Brickman and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.109 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)
10.23		—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living I, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.110 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)
10	.23.1	—	Amended and Restated Draw Promissory Note (Fairfield), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.111.1 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)
10	.23.2	—	Amended and Restated Draw Promissory Note (Oklahoma City), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.111.2 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)
10	.23.3	—	Amended and Restated Draw Promissory Note (Plano), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.111.3 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)
10.24		—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living III, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.112 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)
10.25		—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living IV, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.113 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)
10.26		—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living V, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.114 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

Exhibit
Number		Description

10.28	—	Form of Restricted Stock Award Under the 1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 10, 2005, filed by the Company with the Securities and Exchange Commission.)
10.29	—	Master Lease Agreement, dated June 30, 2005, between Ventas Amberleigh, LLC and Capital Senior Management 2, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, dated June 30, 2005, filed by the Company with the Securities and Exchange Commission on July 11, 2005.)
10.30	—	Schedule identifying substantially identical agreements to Exhibit 10.63 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, dated June 30, 2005, filed by the Company with the Securities and Exchange Commission on July 11, 2005.)
10.31	—	Loan Agreement, dated July 18, 2005, by Capital Senior Living Peoria, LLC and GMAC Commercial Mortgage Bank (Incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 18, 2005, filed by the Company with the Securities and Exchange Commission.)
10.32	—	Schedule identifying substantially identical agreements to Exhibit 10.65 (Incorporated by reference to the Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated July 18, 2005, filed by the Company with the Securities and Exchange Commission.)
10.33	—	Master Lease Agreement, dated October 18, 2005, between Ventas Georgetowne, LLC and Capital Senior Management 2, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 18, 2005, filed by the Company with the Securities and Exchange Commission.)
10.34	—	Contract of Acquisition, dated as of March 7, 2006, between Health Care Property Investors, Inc. and Capital Senior Living Properties 2 — Crosswood Oaks, Inc., Capital Senior Living Properties 2 — Tesson Heights, Inc. and Capital Senior Living Properties 2 — Veranda Club, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 7, 2006, filed by the Company with the Securities and Exchange Commission.)
10.35	—	Contract of Acquisition, dated as of March 7, 2006, between Texas HCP Holding, L.P. and Capital Senior Living Acquisition, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 7, 2006, filed by the Company with the Securities and Exchange Commission.)
10.36	—	Agreement of Purchase and Sale of Real Property, dated March 10, 2006, by and between Covenant Place of Abilene, Inc. and Capital Senior Living Acquisition, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 7, 2006, filed by the Company with the Securities and Exchange Commission.)
10.37	—	Schedule identifying substantially identical agreements to Exhibit 10.70 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 7, 2006, filed by the Company with the Securities and Exchange Commission.)
10.38	—	Master Lease Agreement, dated May 31, 2006, between subsidiaries of the Company and HCP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.)
10.39	—	Lease, dated May 31, 2006, between subsidiaries of the Company and HCP regarding the Crosswood Oaks Facility in Citrus Heights, California (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.)
10.40	—	Schedule identifying substantially identical agreements to Exhibit 10.73 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.)
10.41	—	Multifamily Note, dated June 9, 2006, executed by Triad Senior Living II, L.P. in favor of Capmark. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 9, 2006, filed by the Company with the Securities and Exchange Commission.)
10.42	—	Schedule identifying substantially identical agreements to Exhibit 10.75 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 9, 2006, filed by the Company with the Securities and Exchange Commission.)

Exhibit
Number		Description

10.43	—	Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing, dated June 9, 2006, by Triad Senior Living II, L.P. to Ed Stout, as trustee, for the benefit of Capmark. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated June 9, 2006, filed by the Company with the Securities and Exchange Commission.)
10.45	—	Loan Agreement, dated June 20, 2006, by and between Triad Senior Living III, L.P. and Capmark Bank. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 20, 2006, filed by the Company with the Securities and Exchange Commission.)
10.46	—	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8, dated May 31, 2007, filed by the Company with the Securities and Exchange Commission.)
10.47	—	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8, dated May 31, 2007, filed by the Company with the Securities and Exchange Commission.)
10.48	—	Multifamily Note dated May 3, 2007 executed by Triad Senior Living III, L.P. in favor of Capmark Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.)
10.49	—	Schedule identifying substantially identical agreements to Exhibit 10.3 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.)
10.50	—	Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing dated May 3, 2007 by Triad Senior Living III, L.P. in favor of Chicago Title Insurance Company, as trustee for the benefit of Capmark Bank. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.)
10.51	—	Schedule identifying substantially identical agreements to Exhibit 10.5. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.)
10.52	—	Asset Purchase Agreement, dated December 21, 2007, by and among the sellers identified therein, Capital Senior Living Acquisition, LLC and Hearthstone Senior Services, L.P. (Incorporated by reference to the Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated December 28, 2007, filed by the Company with the Securities and Exchange Commission.)
10.53	—	Settlement Agreement, dated March 19, 2008, by and among Capital Senior Living Corporation, West Creek Capital LLC, Harvey Hanerfeld and Roger Feldman. (Incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 26, 2008.)
10.54	—	Settlement Agreement, dated March 19, 2008, by and among Capital Senior Living Corporation, Boston Avenue Capital, LLC, York town Avenue Capital, LLC, Stephen J. Heyman, and James F. Adelson (Incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 26, 2008.)
10.55	—	Severance Agreement, dated December 12, 2008, by and among Capital Senior Living Corporation and James A. Stroud. (Incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on December 16, 2008.)
10.56	—	Fourth Amendment to the Employment Agreement of Lawrence A. Cohen. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010.)
10.57	—	Second Amendment to the Employment Agreement of Keith N. Johannessen. (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010.)
10.58	—	Second Amendment to the Employment Agreement of Ralph A. Beattie. (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010.)

Exhibit
Number			Description

10.59		—	Master Lease Agreement, dated as of September 10, 2010, between Capital Texas S, LLC and the Landlord parties thereto. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2010.)
10.60		—	Note, dated as of September 10, 2010, by Capital Texas S, LLC in favor of Health Care REIT, Inc. (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2010.)
*21	.1	—	Subsidiaries of the Company
*23	.1	—	Consent of Ernst & Young LLP
*31	.1	—	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
*31	.2	—	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
*32	.1	—	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.2	—	Certification of Ralph A. Beattie pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.