Form 10-Q
period 2011-03-31
CAPITAL SENIOR LIVING CORP
filed 2011-05-09
CIK 1043000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 2, 2011, the Registrant had 27,545,099 outstanding shares of its Common Stock, $0.01 par value, per share.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,941	$31,248
Restricted cash	8,907	6,334
Accounts receivable, net	4,296	3,777
Accounts receivable from affiliates	602	911
Federal and state income taxes receivable	4,154	3,962
Deferred taxes	1,318	1,290
Assets held for sale	354	354
Property tax and insurance deposits	9,524	11,059
Prepaid expenses and other	3,764	4,896

Total current assets	62,860	63,831
Property and equipment, net	292,955	295,095
Deferred taxes	2,782	3,478
Investments in unconsolidated joint ventures	2,435	2,224
Other assets, net	19,714	18,153

Total assets	$380,746	$382,781

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,271	$1,951
Accrued expenses	14,383	16,125
Current portion of notes payable	4,655	5,645
Current portion of deferred income	7,101	7,242
Current portion of capital lease obligations	117	135
Customer deposits	1,266	1,299

Total current liabilities	28,793	32,397
Deferred income	14,416	14,493
Capital lease obligations, net of current portion	66	83
Other long-term liabilities	1,926	1,959
Notes payable, net of current portion	168,997	170,026
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares — 65,000; issued and outstanding shares 27,547 and 27,083 in 2011 and 2010, respectively	279	274
Additional paid-in capital	134,436	133,014
Retained earnings	32,767	31,469
Treasury stock, at cost — 350 shares	(934)	(934)

Total shareholders’ equity	166,548	163,823

Total liabilities and shareholders’ equity	$380,746	$382,781

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Resident and health care revenue	$56,899	$42,869
Unaffiliated management services revenue	—	18
Affiliated management services revenue	434	709
Community reimbursement revenue	2,491	4,312

Total revenues	59,824	47,908
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	34,055	26,316
General and administrative expenses	2,850	3,031
Facility lease expense	11,431	6,425
Stock-based compensation expense	258	301
Depreciation and amortization	3,558	3,457
Community reimbursement expense	2,491	4,312

Total expenses	54,643	43,842

Income from operations	5,181	4,066
Other income (expense):
Interest income	14	9
Interest expense	(2,717)	(2,862)
Equity in (loss) earnings of unconsolidated joint ventures	(188)	56

Income before provision for income taxes	2,290	1,269
Provision for income taxes	(992)	(544)

Net income	$1,298	$725

Per share data:
Basic net income per share	$0.05	$0.03

Diluted net income per share	$0.05	$0.03

Weighted average shares outstanding — basic	26,884	26,540

Weighted average shares outstanding — diluted	26,993	26,638

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2011	2010
Operating Activities
Net income	$1,298	$725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,558	3,457
Amortization of deferred financing charges	83	83
Amortization of deferred lease costs	551	95
Deferred income	(218)	(686)
Deferred income taxes	668	411
Equity in loss (earnings) of unconsolidated joint ventures	188	(56)
Provision for bad debts	8	72
Stock based compensation expense	258	301
Changes in operating assets and liabilities:
Accounts receivable	(527)	123
Accounts receivable from affiliates	309	55
Property tax and insurance deposits	1,535	1,709
Prepaid expenses and other	1,132	2,000
Other assets	(2,228)	(159)
Accounts payable	(680)	(503)
Accrued expenses	(1,742)	(1,180)
Federal and state income taxes receivable	(192)	843
Customer deposits	(33)	(13)

Net cash provided by operating activities	3,968	7,277
Investing Activities
Capital expenditures	(1,418)	(1,592)
Net investment in limited partnerships	(399)	261

Net cash used in investing activities	(1,817)	(1,331)
Financing Activities
Increase in restricted cash	(2,573)	(2)
Repayments of notes payable	(2,019)	(1,647)
Cash payments for capital lease obligations	(35)	—
Cash proceeds from the issuance of common stock	855	339
Excess tax benefits on stock option exercised	314	46

Net cash used in financing activities	(3,458)	(1,264)

(Decrease) increase in cash and cash equivalents	(1,307)	4,682
Cash and cash equivalents at beginning of period	31,248	28,972

Cash and cash equivalents at end of period	$29,941	$33,654

Supplemental Disclosures
Cash paid during the period for:
Interest	$2,642	$2,775

Income taxes	$51	$60

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
1. BASIS OF PRESENTATION
Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior living communities throughout the United States. As of March 31, 2011, the Company operated 77 senior living communities in 23 states with an aggregate capacity of approximately 11,000 residents, including 32 senior living communities which the Company either owned or in which the Company had an ownership interest and 45 senior living communities that the Company leased. As of March 31, 2011, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company accounts for significant investments in unconsolidated companies, in which the Company has significant influence, using the equity method of accounting.
The accompanying consolidated balance sheet, as of December 31, 2010, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2010, and the accompanying unaudited consolidated financial statements, as of March 31, 2011 and 2010, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2011.
In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2011, results of operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010. The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results for the year ending December 31, 2011.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Investments in Joint Ventures
The Company accounts for its investments in joint ventures under the equity method of accounting. As of March 31, 2011, the Company owns member interests in seven joint ventures. The Company has not consolidated these joint venture interests because the Company has concluded that the limited partners or the other members of each joint venture have substantive kick-out rights or substantive participating rights. Under the equity method of accounting the Company records its investments in joint ventures at cost and adjusts such investments for its share of earnings and losses of the joint ventures.
Development Guarantees
The Company, on three joint venture developments, has guarantees that the communities will be completed and operated at the budgeted costs approved by the joint venture members. These costs include the hard and soft construction costs and operating costs until each community reaches breakeven. The budgeted costs include contingency reserves for potential cost overruns and other unforeseen costs. The terms of these guarantees generally do not provide for a limitation on the maximum potential future payments. These joint venture communities are currently in lease up and one of the joint ventures had exhausted its lease up reserve under the existing loan commitment. The Company will be required to fund any operating deficits until the joint venture reaches breakeven for three consecutive months. Any amounts funded by the Company under this commitment, up to $0.5 million, may be recoverable from the joint ventures in the event of liquidation. As of March 31, 2011, the Company has recognized deficit charges of approximately $0.5 million under these development agreement guarantees. The Company does not currently anticipate funding any deficits in excess of the amounts estimated to be recoverable from the joint ventures.

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
The Company had a parcel of land in Fort Wayne, Indiana, held for sale at March 31, 2011. The parcel of land was written down to its fair value, less costs to sell, to $0.4 million during fiscal 2008. The Company currently estimates that this parcel of land has an aggregate fair value, net of costs of disposal, that approximates its carrying value of $0.4 million at March 31, 2011. The amount that the Company will ultimately realize on the parcel of land could differ materially from this estimate.
Lease Accounting
The Company determines whether to account for its leases as either operating, capital or financing leases depending on the underlying terms of each lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of March 31, 2011, the Company leased 45 communities and classified each of the leases as an operating lease. The Company incurs lease acquisition costs and amortizes these costs over the term of the respective lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions and as such any related gains have been deferred and are being amortized over the respective lease term. Facility lease expense in the Company’s statement of income includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives.
As of March 31, 2011, the Company has a non-cancelable lease which expires in 2013 for ten 12-passenger Ford Minibuses that are used to transport residents of certain communities. The lease is classified as a capital lease because it contains a bargain purchase option which resulted in the Company initially recording a capital lease obligation for $247,000 of which $183,000 remains outstanding at March 31, 2011.
There are various financial covenants and other restrictions in the Company’s lease agreements. Under the terms of certain lease agreements, the Company has previously deposited additional cash collateral. The balance of the additional cash collateral totaled approximately $1.3 million at March 31, 2011. Once the Company reaches certain performance targets, the additional cash collateral paid is returnable to the Company. During the first quarter of 2011, the Company entered into a lease modification amendment and made a pay down of approximately $3.8 million on a certain lease to cure a lease covenant violation. Subsequent to March 31, 2011, the Company executed a lease modification amendment which was effective March 15, 2011, and extended the cure provisions for one of its properties through September 31, 2011. With this amendment, the Company was in compliance with all lease covenants at March 31, 2011.
Income Taxes
At March 31, 2011, the Company had recorded on its consolidated balance sheet net deferred tax assets of approximately $4.1 million. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated future expectations of net income. However, the benefits of the net deferred tax assets might not be realized if actual results differ from expectations. The Company believes based upon this analysis that the realization of the net deferred tax assets is reasonably assured and therefore has not provided for a valuation allowance.
The Company evaluates uncertain tax positions through consideration of accounting and reporting guidance on criteria, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. The Company is required to recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. The Company is not subject to income tax examinations for tax years prior to 2007.
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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Three Months Ended
	March 31,
	2011	2010
Net income	$1,298	$725
Net income allocable to unvested restricted shares	(26)	(13)

Undistributed net income attributable to common shares	$1,272	$712

Weighted average shares outstanding — basic	26,884	26,540
Effects of dilutive securities:
Employee equity compensation plans	109	98

Weighted average shares outstanding — diluted	26,993	26,638

Basic income per share	$0.05	$0.03

Diluted income per share	$0.05	$0.03

Awards of unvested restricted stock representing approximately 550,000 and 463,000 shares were outstanding for the first quarters ended March 31, 2011 and 2010, respectively, and were included in the computation of allocable net income.
Treasury Stock
The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.
3. TRANSACTIONS WITH AFFILIATES
SHPII/CSL
In November 2004, the Company with Senior Housing Partners II, L.P. (“SHPII”) formed four joint ventures (collectively, “SHPII/CSL”) that own four senior living communities (the “Spring Meadows Communities”). SHPII/CSL was owned 95% by SHPII, a fund managed by Prudential Real Estate Investors (“Prudential”), and 5% by the Company. As of March 31, 2011, the Company had contributed $1.3 million for its interests in SHPII/CSL. The Company accounted for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $61,000 and $70,000 in the first quarters ended March 31, 2011 and 2010, respectively. In addition, the Company earned $0.3 million in management fees on the Spring Meadows Communities during each of the first quarters ended March 31, 2011 and 2010.
On April 8, 2011, SHPII/CSL closed the sale of the four senior living communities to Health Care REIT, Inc. (“HCN”). Upon closing the sale, the Company leased the four senior living communities from HCN (the “Spring Meadows Transaction”). The Company received proceeds, including incentive distributions, from the sale by SHPII/CSL of approximately $17.0 million, compared to its original investment of approximately $1.3 million. After closing costs and taxes, the Company received net proceeds of approximately $11.5 million from the transaction. The gain realized from the sale will be deferred and amortized as a reduction in facility rent expense over the life of the initial lease term. The Company may receive additional proceeds after the joint ventures settle their customary post-closing costs.
SHPIII/CSL Miami
In May 2007, the Company with Senior Housing Partners III, L.P. (“SHPIII”) formed SHPIII/CSL Miami, L.L.C. (“SHPIII/CSL Miami”) to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. As of March 31, 2011, the Company has contributed

$0.8 million to SHPIII/CSL Miami for its 10% interest. The Company accounts for its investment in SHPIII/CSL Miami under the equity method of accounting and recognized losses in the equity of SHPIII/CSL Miami of ($212,000) and ($38,000) in the first quarters ended March 31, 2011 and 2010, respectively. In addition, the Company earned $38,000 in management fees on the SHPIII/CSL Miami community during each of the first quarters ended March 31, 2011 and 2010.
SHPIII/CSL Richmond Heights
In November 2007, the Company with SHPIII formed SHPIII/CSL Richmond Heights, L.L.C. (“SHPIII/CSL Richmond Heights”) to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. As of March 31, 2011, the Company has contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest. The Company accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting and recognized losses in the equity of SHPIII/CSL Richmond Heights of ($20,000) and ($40,000) in the first quarters ended March 31, 2011 and 2010, respectively. In addition, the Company earned $45,000 and $38,000 in management fees on the SHPIII/CSL Richmond Heights community during the first quarters ended March 31, 2011 and 2010, respectively.
SHPIII/CSL Levis Commons
In December 2007, the Company with SHPIII formed SHPIII/CSL Levis Commons, L.L.C. (“SHPIII/CSL Levis Commons”) to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. As of March 31, 2011, the Company has contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest. The Company accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting and recognized losses in the equity of SHPIII/CSL Levis Commons of ($17,000) and ($41,000) in the first quarters ended March 31, 2011 and 2010, respectively. In addition, the Company earned $43,000 and $38,000 in management fees on the SHPIII/CSL Levis Commons community during the first quarters ended March 31, 2011 and 2010, respectively.
4. DEBT TRANSACTIONS
On March 25, 2011, in connection with the Spring Meadows Transaction, the Company issued standby letters of credit, totaling $2.6 million, for the benefit of HCN on certain leases between HCN and the Company.
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

The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At March 31, 2011 and December 31, 2010, these communities carried a total net book value of $211.1 million and $212.7 million, respectively, with total mortgage loans outstanding of $173.0 million and $174.0 million, respectively.
In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the life of the notes. At March 31, 2011, and December 31, 2010, the Company had gross deferred loan costs of $3.3 million. Accumulated amortization was $1.6 million and $1.5 million at March 31, 2011 and December 31, 2010, respectively.
The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of certain promissory notes. The Company was in compliance with all of its debt covenants at March 31, 2011 and December 31, 2010.
5. EQUITY
Preferred Stock
The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Board without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of March 31, 2011 and 2010.
Share Repurchases
On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. Shares of stock repurchased under the program will be held as treasury shares. Pursuant to this authorization, during fiscal 2009, the Company purchased 349,800 shares at an average cost of $2.67 per share for a total cost to the Company of approximately $0.9 million. All such purchases were made in open market transactions. The Company has not purchased any additional shares of its common stock pursuant to the Company’s share repurchase program subsequent to fiscal 2009.
6. STOCK-BASED COMPENSATION
The Company recognizes compensation expense for share-based stock awards to employees, including grants of employee stock options and awards of restricted stock, in the statement of income based on their fair values.
On May 8, 2007, the Company’s stockholders approved the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (the “2007 Plan”), which provides for, among other things, the grant of restricted stock awards and stock options to purchase shares of the Company’s common stock. The 2007 Plan authorizes the Company to issue up to 2.6 million shares of common stock and the Company has reserved 1.9 million shares of common stock for future issuance pursuant to awards under the 2007 Plan. Effective May 8, 2007, the 1997 Omnibus Stock and Incentive Plan (as amended, the “1997 Plan”) was terminated and no additional shares will be granted under the 1997 Plan. The Company has reserved 0.9 million shares of common stock for future issuance upon the exercise of stock options that remain outstanding pursuant to the 1997 Plan.
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
A summary of the Company’s stock option activity and related information for the three-month period ended March 31, 2011, is presented below:

	Outstanding at
	Beginning of				Outstanding at	Options
	Period	Granted	Exercised	Forfeited	End of Period	Exercisable
Shares	516,334	—	197,100	—	319,234	319,234
Weighted average exercise price	$4.44	$—	$2.14	$—	$5.86	$5.86
The options outstanding and the options exercisable at March 31, 2011, each had an intrinsic value of $1.5 million.
Restricted Stock
The Company may grant restricted stock awards to employees, officers, and directors. For restricted stock awards without performance-based vesting conditions, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period, which is generally a period of three to four years, but such awards are considered outstanding at the time of grant since the holders thereof are entitled to dividends and voting rights. For restricted stock awards with performance-based vesting conditions, total compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as if the award is, in substance, multiple awards once the performance target is deemed probable of achievement. Performance goals are evaluated periodically and if such goals are not ultimately met or it is not probable the goals will be achieved, no compensation expense is recognized and any previously recognized compensation expense is reversed.
The Company recognizes compensation expense of a restricted stock award over its respective vesting period based on the fair value of the award on the grant date, net of forfeitures. A summary of the Company’s restricted stock awards activity and related information for the three-month period ended March 31, 2011, is presented below:

	Outstanding at Beginning of				Outstanding at
	Period	Issued	Vested	Forfeited	End of Period
Shares	449,893	271,080	167,331	4,000	549,642
The restricted stock outstanding at March 31, 2011, had an intrinsic value of $5.8 million.
Stock Based Compensation
The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk free interest rate. The expected volatility used by the Company is based primarily on an analysis of historical prices of the Company’s common stock. The expected term of options granted is based primarily on historical exercise and vesting patterns on the Company’s outstanding stock options. The risk free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not currently plan to pay dividends on its common stock and therefore has used a dividend yield of zero in determining the fair value of its awards. The option forfeiture rate assumptions used by the Company, which affect the expense recognized as opposed to the fair value of the awards, are based primarily on the Company’s historical option forfeiture patterns. The Company issued no stock options during each of the first quarters of fiscal 2011 and 2010.
The Company has total stock-based compensation expense, including estimated forfeitures, of $1.4 million, which was not recognized as of March 31, 2011, and expects this expense to be recognized over approximately a three to four year period.
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

8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and fair values of financial instruments at March 31, 2011, and December 31, 2010, are as follows (in thousands):

	2011		2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$29,941	$29,941	$31,248	$31,248
Restricted cash	8,907	8,907	6,334	6,334
Notes payable	173,652	165,879	175,671	170,466
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
9. SUBSEQUENT EVENTS
On April 8, 2011, SHPII/CSL closed the sale of the four senior living communities to Health Care REIT, Inc. (“HCN”). Upon closing the sale, the Company leased the four senior living communities from HCN. The Company received proceeds, including incentive distributions, from the sale by SHPII/CSL of approximately $17.0 million, compared to its original investment of approximately $1.3 million. After closing costs and taxes, the Company received net proceeds of approximately $11.5 million from the transaction. The gain realized from the sale will be deferred and amortized as a reduction in facility rent expense over the life of the initial lease term. The Company may receive additional proceeds after the joint ventures settle their customary post-closing costs.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Certain information contained in this report constitutes “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “intend,” “could,” “believe,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. The Company cautions readers that forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified. These factors include the Company’s ability to find suitable acquisition properties at favorable terms, financing, licensing, business conditions, risks of downturn in economic conditions generally, satisfaction of closing conditions such as those pertaining to licensure, availability of insurance at commercially reasonable rates, and changes in accounting principles and interpretations, among others, and other risks and factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission (“SEC”).
Overview
The following discussion and analysis addresses (i) the Company’s results of operations for the three months ended March 31, 2011 and 2010, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
As of March 31, 2011, the Company operated 77 senior living communities in 23 states with an aggregate capacity of approximately 11,000 residents, including 25 senior living communities that the Company owned, 7 senior living communities in which the Company had an ownership interest, and 45 senior living communities that the Company leased. As of March 31, 2011, the Company also operated one home care agency.
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
The Company primarily derives its revenue by providing senior living and healthcare services to the elderly and operating senior living communities under joint venture arrangements. Despite challenging economic conditions, when comparing the first quarter of fiscal 2011 to the first quarter of fiscal 2010, the Company has been able to increase total revenues approximately $11.9 million, or 24.9%, of which approximately 95.1% were derived from resident and healthcare services during the first quarter of fiscal 2011 compared to 89.5% during the first quarter of fiscal 2010.
During the first quarter of fiscal 2011, the Company was able to repay $1.0 million of its outstanding mortgage debt obligations, further reducing its exposure to the volatility in the credit markets. These repayments enabled the Company to reduce interest expense by approximately $145,000, or 5.1%, during the first quarter of fiscal 2011 when compared to the first quarter of fiscal 2010.
The senior living industry continues to be impacted by unfavorable conditions in the housing, credit, and financial markets, generally resulting in lower than anticipated operating results. During the first quarter of fiscal 2011 and throughout fiscal 2010, in response to these conditions, the Company has continued to focus on maintaining an emphasis on occupancy increases, improvement in rental rates, expense management and growth in net operating income per unit, conversions of existing units to higher levels of care, and other opportunities to enhance cash flow and shareholder value.
Joint Venture Transactions and Management Contracts
As of March 31, 2011, the Company managed 7 communities owned by joint ventures in which the Company has a minority interest. For communities owned by joint ventures, the Company typically receives a management fee of 5% of gross revenues.
The Company’s joint venture management fees are primarily based on a percentage of gross revenues. As a result, the cash flow and profitability of such contracts to the Company are more dependent on the revenues generated by such communities and less dependent on net cash flow than for owned or leased communities. The management contracts are generally terminable only for cause or upon the sale of a community, subject to the Company’s right to offer to purchase such community.
SHPII/CSL Transactions
In November 2004, the Company formed SHPII/CSL with SHPII. SHPII/CSL was owned 95% by SHPII, a fund managed by Prudential, and 5% by the Company, Effective as of November 30, 2004, SHPII/CSL acquired the Spring Meadows Communities which currently comprise 628 units with a combined capacity of 758 residents. The Company contributed $1.3 million for its interests in SHPII/CSL and accounted for its investment in SHPII/CSL under the equity method of accounting.
The Company was party to a series of property management agreements (the “SHPII/CSL Management Agreements”) with SHPII/CSL, which collectively owned and operated the Spring Meadows Communities. The SHPII/CSL Management Agreements extended until various dates through November 2014. The SHPII/CSL Management Agreements generally provided for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities.
On April 8, 2011, SHPII/CSL closed the sale of the four senior living communities to Health Care REIT, Inc. (“HCN”). Upon closing the sale, the Company leased the four senior living communities from HCN. The Company received proceeds, including incentive distributions, from the sale by SHPII/CSL of approximately $17.0 million, compared to its original investment of approximately $1.3 million. After closing costs and taxes, the Company received net proceeds of approximately $11.5 million from the transaction. The gain realized from the sale will be deferred and amortized as a reduction in facility rent expense over the life of the initial lease term. The Company may receive additional proceeds after the joint ventures settle their customary post-closing costs.
SHPIII Transactions
In May 2007, the Company and SHPIII formed SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community opened in August 2008 and currently consists of 101 independent living units and 45 assisted living units with a capacity of 196 residents. The Company contributed $0.8 million to SHPIII/CSL Miami for its 10% interest and accounts for its investment in SHPIII/CSL Miami under the equity method of accounting.
In November 2007, the Company and SHPIII formed SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community opened in April 2009 and currently consists of 96 independent living units and 45 assisted living units with a capacity of 197 residents. The Company has contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest and accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting.
In December 2007, the Company and SHPIII formed SHPIII/CSL Levis Commons to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community opened in April 2009 and currently consists of 101 independent living units and 45 assisted living units with a capacity of 197 residents. The Company has contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest and accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting.
The Company is party to a series of property management agreements (the “SHPIII/CSL Management Agreements”) with SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, and SHPIII/CSL Levis Commons (collectively “SHPIII/CSL”), which joint ventures are owned 90% by SHPIII, a fund managed by Prudential Investment Management, Inc. (“Prudential Investment”) and 10% by the Company, which collectively own and operate SHPIII/CSL. The SHPIII/CSL Management Agreements are for initial terms of ten years from the date the certificate of occupancy was issued and currently extend until various dates through January 2019. The SHPIII/CSL Management Agreements generally provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities.
Facility Lease Transactions
The Company currently leases 45 senior living communities from certain REITs and accounts for each of the leases as an operating lease. The lease terms are generally for 10-15 years with renewal options for 5-15 years at the Company’s option. Under these agreements the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. The following table summarizes each of the Company’s lease agreements (dollars in millions):

							Deferred
		Number of	Value of		Initial	Lease	Gains / Lease
Landlord	Date of Lease	Communities	Transaction	Term	Lease Rate (1)	Acquisition Costs (2)	Concessions (3)
Ventas	September 30, 2005	6	$84.6	10 years (Two five-year renewals)	8%	$1.3	$4.6
Ventas	October 18, 2005	1	19.5	10 years (Two five-year renewals)	8%	0.2	—
Ventas	March 31,2006	1	29.0	10 years (Two five-year renewals)	8%	0.1	14.3
Ventas	June 8, 2006	1	19.1	9.5 years (Two five-year renewals)	8%	0.4	—
Ventas	January 31, 2008	1	5.0	10 years (Two five-year renewals)	7.75%	0.2	—
HCP	May 1, 2006	3	54.0	(4) (Two ten-year renewals)	8%	0.2	12.8
HCP	May 31, 2006	6	43.0	10 years (Two ten-year renewals)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	(4) (Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	(4) (Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	(4) (Two ten-year renewals)	7.25%	0.1	—
HCN	April 16, 2010	5	48.5	15 years (One 15-year renewal)	8.25%	0.6	0.8
HCN	May 1, 2010	3	36.0	15 years (One 15-year renewal)	8.25%	0.2	0.4
HCN	September 10, 2010	12	104.6	15 years (One 15-year renewal)	8.50%	0.4	2.0

Subtotal						4.9	35.5
Accumulated amortization through March 31, 2011						(1.9)	—
Accumulated deferred gains / lease concessions recognized through March 31, 2011						—	(16.4)

Net lease acquisition costs / deferred gains / lease concessions as of March 31, 2011						$3.0	$19.1

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as forth in each lease agreement.

(2)	Lease acquisition costs are being amortized over the leases’ initial term.

(3)	Deferred gains of $32.9 million and lease concessions of $2.6 million are being recognized in the Company’s consolidated statements of income as a reduction in facility lease expense over the leases’ initial term. Lease concessions of $0.6 million relate to the HCP transaction on May 31, 2006, and of $2.0 million relate to the HCN/Signature Transaction on September 10, 2010.

(4)	Initial lease term expires on October 31, 2018.
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

	Three Months Ended March 31,
	2011		2010
	$	%	$	%
Revenues:
Resident and healthcare revenue	$56,899	95.1	$42,869	89.5
Unaffiliated management service revenue	—	—	18	—
Affiliated management service revenue	434	0.7	709	1.5
Community reimbursement income	2,491	4.2	4,312	9.0

Total revenues	59,824	100.0	47,908	100.0
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization shown below)	34,055	56.9	26,316	54.9
General and administrative expenses	2,850	4.8	3,031	6.3
Facility lease expense	11,431	19.1	6,425	13.4
Stock-based compensation expense	258	0.4	301	0.6
Depreciation and amortization	3,558	5.9	3,457	7.2
Community reimbursement expense	2,491	4.2	4,312	9.0

Total expenses	54,643	91.3	43,842	91.4

Income from operations	5,181	8.7	4,066	8.6
Other income (expense):
Interest income	14	—	9	—
Interest expense	(2,717)	(4.5)	(2,862)	(6.0)
Other (expense) income	(188)	(0.3)	56	0.1

Income before income taxes	2,290	3.9	1,269	2.7
Provision for income taxes	(992)	(1.7)	(544)	(1.2)

Net income	$1,298	2.2	$725	1.5

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
Revenues.
Total revenues were $59.8 million for the three months ended March 31, 2011, compared to $47.9 million for the three months ended March 31, 2010, representing an increase of $11.9 million or 24.9%. This increase in revenue is primarily the result of an increase in resident and healthcare revenue of $14.0 million offset by a decrease in affiliated management services revenue of $0.3 million and a decrease in community reimbursement revenue of $1.8 million.
•	The increase in resident and healthcare revenue primarily results from an increase of $5.8 million from the consolidation of eight communities previously owned by Midwest Portfolio Holdings, L.P. (“Midwest I”) and Midwest Portfolio Holdings II, L.P. (“Midwest II”), each of which were joint ventures between the Company and GE Healthcare Financial Services, that were sold to HCN and leased back by the Company in April 2010, an increase of $7.4 million from the addition of the leasehold interests in 12 communities acquired in a lease transaction with HCN and Signature Assisted Living of Texas, LLC (the “HCN/Signature Transaction”), in September 2010, and an increase in occupancy of 0.4% and average monthly rental rates of 1.5% at the Company’s other consolidated communities.

•	The decrease in affiliated management services revenue of $0.3 million primarily results from the sale of the eight communities owned by Midwest I and Midwest II to HCN and leased back by the Company in April 2010.

•	Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements. The decrease in community reimbursement revenue primarily results from the consolidation of the eight communities previously owned by Midwest I and Midwest II which were sold to HCN and subsequently leased back by the Company in April 2010.

Expenses.
Total expenses were $54.6 million in the first quarter of fiscal 2011 compared to $43.8 million in the first quarter of fiscal 2010, representing an increase of $10.8 million, or 24.6%. This increase is primarily the result of a $7.7 million increase in operating expenses, a $5.0 million increase in facility lease expense, and a $0.1 million increase in depreciation and amortization expense offset by a $0.2 million decrease in general and administrative expenses and a $1.8 million decrease in community reimbursement expense.
•	The increase in operating expenses primarily results from an increase of $3.3 million from the consolidation of eight communities previously owned by Midwest I and Midwest II that were sold to HCN and leased back by the Company in April 2010, an increase of $4.0 million from the addition of the leasehold interests in 12 communities from the HCN/Signature Transaction in September 2010, and an increase in operating costs at the Company’s other consolidated communities of $0.4 million.

•	The increase in facility lease expense primarily results from an increase of $1.7 million from the consolidation of eight communities previously owned by Midwest I and Midwest II that were sold to HCN and leased back by the Company in April 2010, an increase of $2.7 million from the addition of the leasehold interests in 12 communities from the HCN/Signature Transaction in September 2010, which includes amortization of $0.5 million for in-place lease costs, and an increase of $0.6 million for contingent annual rental rate escalations for certain existing leases.

•	Depreciation and amortization expense increased $0.1 million primarily as a result of an increase in depreciable assets at the Company’s consolidated communities.

•	General and administrative expenses decreased $0.2 million primarily due to a decrease in employee benefit claims paid, which resulted in lower health insurance costs to the Company.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures. The decrease in community reimbursement expense primarily results from the consolidation of the eight communities previously owned by Midwest I and Midwest II which were sold to HCN and subsequently leased back by the Company in April 2010.
Other income and expense.
•	Interest income reflects interest earned on the investment of cash balances and interest earned on escrowed funds. Interest income increased primarily due to slightly higher interest rates in fiscal 2011 compared to fiscal 2010.

•	Interest expense decreased $0.1 million in the first quarter of fiscal 2011 when compared to the first quarter of fiscal 2010 primarily due to less debt outstanding during the first quarter of fiscal 2011 when compared to the first quarter of fiscal 2010.

•	Other (expense) income in the first quarters of fiscal 2011 and 2010 relates to the Company’s equity in the net (losses) earnings of unconsolidated affiliates, which represents the Company’s share of the net (losses) earnings on its investments in joint ventures.
Provision for income taxes.
Provision for income taxes for the first quarter of fiscal 2011 was $1.0 million, or 43.3% of income before taxes, compared to a provision for income taxes of $0.5 million, or 42.9% of income before taxes, for the first quarter of fiscal 2010. The effective tax rates for the first quarters of fiscal 2011 and 2010 differ from the statutory tax rates due to state income taxes and permanent tax differences. The Company is impacted by the Texas Margin Tax (“TMT”) and Michigan Business Tax (“MBT”), which effectively impose taxes on modified gross revenues for communities within the States of Texas and Michigan. The Company consolidated 29 Texas communities and two Michigan communities in the first quarter of fiscal 2011 and the TMT and MBT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. At March 31, 2011, no valuation allowance was considered necessary based on this evaluation.

Net income.
As a result of the foregoing factors, the Company reported net income of $1.3 million for the three months ended March 31, 2011, compared to a net income of $0.7 million for the three months ended March 31, 2010.
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
In addition to approximately $29.9 million of unrestricted cash balances on hand as of March 31, 2011, the Company’s principal sources of liquidity are expected to be cash flows from operations and from SHPIII/CSL Miami, SHP III/CSL Richmond Heights, SHPIII/CSL Levis Commons, SHPII/CSL, debt refinancings, and/or proceeds from the sale of assets, including net proceeds from the sale of the Spring Meadows Communities to HCN on April 8, 2011. The Company expects its available cash and cash flows from operations and from SHPIII/CSL Miami, SHP III/CSL Richmond Heights, SHPIII/CSL Levis Commons, SHPII/CSL, and proceeds from the sale of assets, including net proceeds from the sale of the Spring Meadows Communities to HCN on April 8, 2011, to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company, from time to time, considers and evaluates transactions related to its portfolio including refinancings, purchases and sales, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.
In summary, the Company’s cash flows were as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net cash provided by operating activities	$3,968	$7,277
Net cash used in investing activities	(1,817)	(1,331)
Net cash used in financing activities	(3,458)	(1,264)

Net (decrease) increase in cash and cash equivalents	$(1,307)	$4,682

Operating Activities.
The net cash provided by operating activities for the first quarter of fiscal 2011 primarily results from net income of $1.3 million, net non-cash charges of $5.1 million, a decrease in property tax and insurance deposits of $1.5 million, and a decrease in prepaid expenses and other of $1.1 million offset by an increase in accounts receivable of $0.2 million, an increase in other assets of $2.2 million, a decrease in accounts payable of $0.7 million, a decrease in accrued expenses of $1.7 million, and an increase in federal and state income taxes receivable of $0.2 million. The net cash provided by operating activities for the first quarter of fiscal 2010 primarily results from net income of $0.7 million, net non-cash charges of $3.7 million, a decrease in accounts receivable of $0.2 million, a decrease in property tax and insurance deposits of $1.7 million, a decrease in prepaid expenses and other of $2.0 million, and a decrease in federal and state income taxes receivable of $0.8 million offset by an increase in other assets of $0.1 million, a decrease in accounts payable of $0.5 million, and a decrease in accrued expenses of $1.2 million.
Investing Activities.
The net cash used in investing activities for the first quarter of fiscal 2011 primarily results from capital expenditures of $1.4 million and net investments in joint ventures of $0.4 million. The net cash used in investing activities for the first quarter of fiscal 2010 primarily results from capital expenditures of $1.6 million offset by net distributions from joint ventures of $0.3 million.
Financing Activities.
The net cash used in financing activities for the first quarter of fiscal 2011 primarily results from repayments of notes payable of $2.0 million and additions to restricted cash of $2.6 million offset by proceeds from the issuance of common stock of $0.8 million and excess tax benefits from the issuance of common stock of $0.3 million. The net cash used in financing activities for the first quarter of fiscal 2010 primarily results from repayments of notes payable of $1.6 million offset by proceeds from the issuance of common stock of $0.3 million.
Debt Transactions.
On March 25, 2011, in connection with the Spring Meadows Transaction, the Company issued standby letters of credit, totaling $2.6 million, for the benefit of HCN on certain leases between HCN and the Company.
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
The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At March 31, 2011 and December 31, 2010, these communities carried a total net book value of $211.1 million and $212.7 million, respectively, with total mortgage loans outstanding of $173.0 million and $174.0 million, respectively.
In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the life of the notes. At March 31, 2011 and December 31, 2010, the Company had gross deferred loan costs of $3.3 million. Accumulated amortization was $1.6 million and $1.5 million at March 31, 2011 and December 31, 2010, respectively.
The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of certain promissory notes. The Company was in compliance with all of its debt covenants at March 31, 2011 and December 31, 2010.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of March 31, 2011, the Company had $173.7 million in outstanding debt comprised solely of fixed rate debt instruments. In addition, as of March 31, 2011, the Company had $397.2 million in future lease obligations with contingent rent increases on certain leases based on changes in the consumer price index or certain operational performance measures.
Changes in interest rates would affect the fair market values of the Company’s fixed rate debt instruments, but would not have an impact on the Company’s earnings or cash flows. Increases in the consumer price index could have an effect on future facility lease expense if the leased community exceeds the contingent rent escalation thresholds set forth in each of the Company’s lease agreements.

Item 4. CONTROLS AND PROCEDURES.
Effectiveness of Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the CEO and CFO as appropriate, to allow timely decisions regarding required disclosure.
Based upon the controls evaluation, the Company’s CEO and CFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective.
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. RISK FACTORS.
Our business involves various risks. When evaluating our business the following information should be carefully considered in conjunction with the other information contained in our periodic filings with the SEC. Additional risks and uncertainties not known to us currently or that currently we deem to be immaterial also may impair our business operations. If we are unable to prevent events that have a negative effect from occurring, then our business may suffer. Negative events are likely to decrease our revenue, increase our costs, make our financial results poorer and/or decrease our financial strength, and may cause our stock price to decline. There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following information is provided pursuant to Item 703 of Regulation S-K. The Company did not purchase any shares of its common stock pursuant to the Company’s share repurchase program (as described below) during the first quarter ended March 31, 2011. The information set forth in the table below reflects shares purchased by the Company pursuant to this repurchase program prior to the first quarter ended March 31, 2011.

Approximate Dollar
			Total Shares	Value of Shares
			Purchased as Part	that May Yet Be
	Total Number of	Average Price Paid	of Publicly	Purchased Under the
Period	Shares Purchased	per Share	Announced Program	Program
Total at December 31, 2010	349,800	$2.67	349,800	$9,065,571
January 1 — January 31, 2011	—	—	—	—
February 1 — February 28, 2011	—	—	—	—
March 1 — March 31, 2011	—	—	—	—

Total at March 31, 2011	349,800	$2.67	349,800	$9,065,571

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
Not applicable.
Item 5. OTHER INFORMATION.
Not applicable.
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
Ralph A. Beattie
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer) Date: May 9, 2011

INDEX TO EXHIBITS
     The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

Exhibit
Number		Description
3.1	—	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to exhibit 3.1 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)

3.1.1	—	Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

3.2.1	—	Bylaws of the Registrant. (Incorporated by reference to exhibit 3.2 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)

3.2.2	—	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

3.2.3	—	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant. (Incorporated by reference to exhibit 3.2.2 to the Company’s Annual Report on Form 10-K for the year period ended December 31, 2002, filed by the Company with the Securities and Exchange Commission.)

4.1	—	Rights Agreement, dated as of February 25, 2010, between Capital Senior Living Corporation and Mellon Investor Services, L.L.C., including all exhibits thereto, (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 25, 2010.)

4.2	—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock, $0.01 par value. (Incorporated by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 25, 2010.)

4.3	—	Form of Right Certificate. (Included as Exhibit B to the Rights Agreement, which is Exhibit 4.1 hereto.)

4.4	—	Form of Summary of Rights. (Included as Exhibit C to the Rights Agreement, which is Exhibit 4.1 hereto.)

4.5	—	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 4.6 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

4.6	—	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 4.7 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

10.1	—	Form of Performance Award Agreement under the Capital Senior Living Corporation 2002 Omnibus Stock and Incentive Plan (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 4, 2011.)

31.1*	—	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	—	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	—	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Ralph A. Beattie pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.