Form 10-Q
period 2011-06-30
CAPITAL SENIOR LIVING CORP
filed 2011-08-09
CIK 1043000

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2011, the Registrant had 27,632,753 outstanding shares of its Common Stock, $0.01 par value, per share.

CAPITAL SENIOR LIVING CORPORATION
INDEX

Page
Number
Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets — June 30, 2011 and December 31, 2010	3
Consolidated Statements of Income — Three and Six Months Ended June 30, 2011 and 2010	4
Consolidated Statements of Cash Flows — Six Months Ended June 30, 2011 and 2010	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
Part II. Other Information
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 5. Other Information	23
Item 6. Exhibits	23
Signature
Certifications
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,947	$31,248
Restricted cash	8,918	6,334
Accounts receivable, net	4,625	3,777
Accounts receivable from affiliates	475	911
Federal and state income taxes receivable	—	3,962
Deferred taxes	1,347	1,290
Assets held for sale	354	354
Property tax and insurance deposits	8,131	11,059
Prepaid expenses and other	3,650	4,896

Total current assets	79,447	63,831
Property and equipment, net	291,560	295,095
Deferred taxes	8,522	3,478
Investments in unconsolidated joint ventures	1,097	2,224
Other assets, net	20,711	18,153

Total assets	$401,337	$382,781

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,241	$1,951
Accrued expenses	17,004	16,125
Current portion of notes payable	4,991	5,645
Current portion of deferred income	8,472	7,242
Current portion of capital lease obligations	92	135
Federal and state income taxes payable	1,790	—
Customer deposits	1,683	1,299

Total current liabilities	35,273	32,397
Deferred income	28,434	14,493
Capital lease obligations, net of current portion	54	83
Other long-term liabilities	1,892	1,959
Notes payable, net of current portion	167,980	170,026
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares — 65,000; issued and outstanding shares — 27,633 and 27,083 in 2011 and 2010, respectively	280	274
Additional paid-in capital	134,720	133,014
Retained earnings	33,638	31,469
Treasury stock, at cost — 350 shares	(934)	(934)

Total shareholders’ equity	167,704	163,823

Total liabilities and shareholders’ equity	$401,337	$382,781

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Resident and health care revenue	$62,946	$46,933	$119,845	$89,802
Unaffiliated management services revenue	—	18	—	36
Affiliated management services revenue	163	498	597	1,207
Community reimbursement revenue	1,226	3,064	3,717	7,376

Total revenues	64,335	50,513	124,159	98,421
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	37,684	28,379	71,739	54,695
General and administrative expenses	3,437	2,724	6,287	5,755
Facility lease expense	13,613	7,882	25,044	14,307
Stock-based compensation expense	332	256	590	557
Depreciation and amortization	3,583	3,494	7,141	6,951
Community reimbursement expense	1,226	3,064	3,717	7,376

Total expenses	59,875	45,799	114,518	89,641

Income from operations	4,460	4,714	9,641	8,780
Other income (expense):
Interest income	50	10	64	19
Interest expense	(2,734)	(2,763)	(5,451)	(5,625)
Gain on settlement of debt	—	684	—	684
Loss on disposition of assets	(6)	—	(6)	—
Equity in (loss) earnings of unconsolidated joint ventures	(208)	(39)	(396)	17

Income before provision for income taxes	1,562	2,606	3,852	3,875
Provision for income taxes	(691)	(1,148)	(1,683)	(1,692)

Net income	$871	$1,458	$2,169	$2,183

Per share data:
Basic net income per share	$0.03	$0.05	$0.08	$0.08

Diluted net income per share	$0.03	$0.05	$0.08	$0.08

Weighted average shares outstanding — basic	27,002	26,575	26,943	26,558

Weighted average shares outstanding — diluted	27,081	26,670	27,038	26,654

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2011	2010
Operating Activities
Net income	$2,169	$2,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,141	6,951
Amortization of deferred financing charges	165	165
Amortization of deferred lease costs and lease intangibles	1,139	201
Deferred income	(920)	(636)
Deferred income taxes	(5,101)	525
Equity in loss (earnings) of unconsolidated joint ventures	396	(17)
Gain on settlement of debt	—	(684)
Provision for bad debts	94	72
Stock based compensation expense	590	557
Changes in operating assets and liabilities:
Accounts receivable	(942)	(282)
Accounts receivable from affiliates	436	156
Property tax and insurance deposits	2,928	386
Prepaid expenses and other	1,246	(388)
Other assets	(3,929)	(2,632)
Accounts payable	(710)	(367)
Accrued expenses	879	3,000
Federal and state income taxes receivable/payable	5,752	1,467
Customer deposits	384	102

Net cash provided by operating activities	11,717	10,759
Investing Activities
Capital expenditures	(3,606)	(4,062)
Proceeds from Spring Meadows Transaction	15,844	—
Distributions from joint ventures, net	978	3,872

Net cash provided by (used in) investing activities	13,216	(190)
Financing Activities
Increase in restricted cash	(2,584)	(1,752)
Repayments of notes payable, net	(2,700)	(2,995)
Cash payments for capital lease obligations	(72)	—
Cash proceeds from the issuance of common stock	862	340
Excess tax benefits on stock option exercised	260	46

Net cash used in financing activities	(4,234)	(4,361)

Increase in cash and cash equivalents	20,699	6,208
Cash and cash equivalents at beginning of period	31,248	28,972

Cash and cash equivalents at end of period	$51,947	$35,180

Supplemental Disclosures
Cash paid during the period for:
Interest	$5,313	$5,529

Income taxes	$972	$470

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
1. BASIS OF PRESENTATION
Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior living communities throughout the United States. As of June 30, 2011, the Company operated 77 senior living communities in 23 states with an aggregate capacity of approximately 11,000 residents, including 28 senior living communities which the Company either owned or in which the Company had an ownership interest and 49 senior living communities that the Company leased. As of June 30, 2011, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company accounts for significant investments in unconsolidated companies, in which the Company has significant influence, using the equity method of accounting.
The accompanying consolidated balance sheet, as of December 31, 2010, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2010, and the accompanying unaudited consolidated financial statements, as of June 30, 2011 and 2010, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2011.
In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2011, results of operations for the three and six month periods ended June 30, 2011 and 2010, and cash flows for the six month period ended June 30, 2011 and 2010. The results of operations for the three and six month periods ended June 30, 2011, are not necessarily indicative of the results for the year ending December 31, 2011.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Investments in Joint Ventures
The Company accounts for its investments in joint ventures under the equity method of accounting. As of June 30, 2011, the Company owns member interests in three joint ventures. The Company has not consolidated these joint venture interests because the Company has concluded that the other members of each joint venture have substantive kick-out rights or substantive participating rights. Under the equity method of accounting the Company records its investments in joint ventures at cost and adjusts such investments for its share of earnings and losses of the joint ventures.
Development Agreement Guarantees
The Company, on its three joint venture developments, has guarantees that the communities will be completed and operated at the budgeted costs approved by the joint venture members. These costs include the hard and soft construction costs and operating costs until each community reaches breakeven. The budgeted costs include contingency reserves for potential cost overruns and other unforeseen costs. The terms of these guarantees generally do not provide for a limitation on the maximum potential future payments. These joint venture communities are currently in lease up and one of the joint ventures had exhausted its lease up reserve under the existing loan commitment. The Company is required to fund any operating deficits until the joint venture reaches breakeven for three consecutive months. Any amounts funded by the Company under this commitment, up to $0.5 million, may be recoverable from the joint venture in the event of liquidation. As of June 30, 2011, the Company has recognized deficit charges of approximately $0.7 million under these development agreement guarantees.

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
The Company had a parcel of land in Fort Wayne, Indiana, held for sale at June 30, 2011. The parcel of land was written down to its fair value, less costs to sell, to $0.4 million during fiscal 2008. The Company currently estimates that this parcel of land has an aggregate fair value, net of costs of disposal, that approximates its carrying value of $0.4 million at June 30, 2011. The amount that the Company will ultimately realize on the parcel of land could differ materially from this estimate.
Lease Accounting
The Company determines whether to account for its leases as either operating, capital or financing leases depending on the underlying terms of each lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of June 30, 2011, the Company leased 49 communities and classified each of the leases as an operating lease. The Company incurs lease acquisition costs and amortizes these costs over the term of the respective lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions and as such any related gains have been deferred and are being amortized over the respective lease term. Facility lease expense in the Company’s statement of income includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives.
The Company has a non-cancelable lease which expires in 2013 for ten 12-passenger Ford Minibuses that are used to transport residents of certain communities. The lease is classified as a capital lease because it contains a bargain purchase option which resulted in the Company initially recording a capital lease obligation for $247,000 of which $146,000 remained outstanding at June 30, 2011.
There are various financial covenants and other restrictions in the Company’s lease agreements. Under the terms of certain lease agreements, the Company has previously deposited additional cash collateral. The balance of the additional cash collateral totaled approximately $1.3 million at June 30, 2011. Once the Company reaches certain performance targets, the additional cash collateral paid is returnable to the Company. Subsequent to June 30, 2011, the Company executed a lease modification amendment which was effective June 30, 2011, and modified the lease coverage requirements for one of its properties. With this amendment, the Company was in compliance with all lease covenants at June 30, 2011.
Income Taxes
At June 30, 2011, the Company had recorded on its consolidated balance sheet net deferred tax assets of approximately $9.9 million. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated future expectations of net income. However, the benefits of the net deferred tax assets might not be realized if actual results differ from expectations. The Company believes based upon this analysis that the realization of the net deferred tax assets is reasonably assured and therefore has not provided for a valuation allowance.
The Company evaluates uncertain tax positions through consideration of accounting and reporting guidance on criteria, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. The Company is required to recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that such position is “more likely than not” (i.e., a greater than 50% likelihood) to be upheld on audit based only on the technical merits of the tax position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. The Company is not subject to income tax examinations for tax years prior to 2006.

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
The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$871	$1,458	$2,169	$2,183
Net income allocated to unvested restricted shares	(19)	(25)	(46)	(38)

Undistributed net income allocated to common shares	$852	$1,433	$2,123	$2,145

Weighted average shares outstanding — basic	27,002	26,575	26,943	26,558
Effects of dilutive securities:
Employee equity compensation plans	79	95	95	96

Weighted average shares outstanding — diluted	27,081	26,670	27,038	26,654

Basic income per share	$0.03	$0.05	$0.08	$0.08

Diluted income per share	$0.03	$0.05	$0.08	$0.08

Awards of unvested restricted stock representing approximately 614,000 and 477,000 shares were outstanding for the three months ended June 30, 2011 and 2010, respectively, and 582,000 and 470,000 shares were outstanding for the six months ended June 30, 2011 and 2010, respectively, and were included in the computation of undistributed net income allocated to common shares.
Treasury Stock
The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.
3. TRANSACTIONS WITH AFFILIATES
SHPII/CSL
In November 2004, the Company with Senior Housing Partners II, L.P. (“SHPII”) formed four joint ventures (collectively, “SHPII/CSL”) that owned four senior living communities (the “Spring Meadows Communities”). SHPII/CSL was owned 95% by SHPII, a fund managed by Prudential Real Estate Investors (“Prudential”), and 5% by the Company. The Company had contributed $1.3 million for its interests in SHPII/CSL. The Company accounted for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.1 million during each of the six month periods ended June 30, 2011 and 2010. In addition, the Company earned $0.3 million and $0.6 million in management fees on the Spring Meadows Communities during the six month periods ended June 30, 2011 and 2010, respectively. On April 8, 2011, SHPII/CSL closed the sale of the Spring Meadows Communities to Health Care REIT, Inc. (“HCN”). Upon closing the sale, the Company leased the four Spring Meadows Communities from HCN (the “Spring Meadows Transaction”). For additional information, refer to Note 4, “FACILITY LEASE TRANSACTIONS.”
SHPIII/CSL Miami
In May 2007, the Company with Senior Housing Partners III, L.P. (“SHPIII”) formed SHPIII/CSL Miami, L.L.C. (“SHPIII/CSL Miami”) to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. As of June 30, 2011, the Company has contributed $0.8 million to SHPIII/CSL Miami for its 10% interest. The Company accounts for its investment in SHPIII/CSL Miami under the equity method of accounting and recognized losses in the equity of SHPIII/CSL Miami of ($404,000) and ($0.1 million) during the six month periods ended June 30, 2011 and 2010, respectively. In addition, the Company earned $0.1 million in management fees on the SHPIII/CSL Miami community in each of the six month periods ended June 30, 2011 and 2010.

SHPIII/CSL Richmond Heights
In November 2007, the Company with SHPIII formed SHPIII/CSL Richmond Heights, L.L.C. (“SHPIII/CSL Richmond Heights”) to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. As of June 30, 2011, the Company has contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest. The Company accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting and recognized losses in the equity of SHPIII/CSL Richmond Heights of ($34,000) and ($0.1 million) during the six month periods ended June 30, 2011 and 2010, respectively. In addition, the Company earned $0.1 million in management fees on the SHPIII/CSL Richmond Heights community in each of the six month periods ended June 30, 2011 and 2010.
SHPIII/CSL Levis Commons
In December 2007, the Company with SHPIII formed SHPIII/CSL Levis Commons, L.L.C. (“SHPIII/CSL Levis Commons”) to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. As of June 30, 2011, the Company has contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest. The Company accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting and recognized losses in the equity of SHPIII/CSL Levis Commons of ($30,000) and ($0.1 million) during the six month periods ended June 30, 2011 and 2010, respectively. In addition, the Company earned $0.1 million in management fees on the SHPIII/CSL Levis Commons community in each of the six month periods ended June 30, 2011 and 2010.
4. FACILITY LEASE TRANSACTIONS
On April 8, 2011, SHPII/CSL closed the sale of the Spring Meadows Communities to HCN. Upon closing the sale, the Company leased the four Spring Meadows Communities from HCN. The lease was effective April 8, 2011, and has an initial term of 15 years, with one 15 year renewal extension available at the Company’s option. The initial lease rate is 7.25% and is subject to certain conditional lease escalation clauses. The Company incurred $0.9 million in lease acquisition costs which have been deferred and are being amortized over the initial 15 year lease term. The Company has accounted for this lease as an operating lease. As a result of this transaction, the Company received cash proceeds, including incentive distributions, from the sale by SHPII/CSL of approximately $17.0 million, net of closing costs, resulting in a gain to the Company of approximately $16.1 million which has been deferred and is being recognized in the Company’s consolidated statements of income as a reduction in facility lease expense over the initial 15 year lease term. The Company may receive additional proceeds after the joint ventures settle their customary post-closing costs.
5. DEBT TRANSACTIONS
On May 31, 2011, the Company renewed certain insurance policies and entered into a finance agreement totaling $1.2 million. The finance agreement has a fixed interest rate of 2.945% with principal being repaid over a 10-month term.
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
The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At June 30, 2011, and December 31, 2010, these communities carried a total net book value of $210.0 million and $212.7 million, respectively, with total mortgage loans outstanding of $172.0 million and $174.0 million, respectively.
In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the life of the notes. At June 30, 2011, and December 31, 2010, the Company had gross deferred loan costs of $3.3 million. Accumulated amortization was $1.7 million and $1.5 million at June 30, 2011, and December 31, 2010, respectively.
The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of certain promissory notes. The Company was in compliance with all of its debt covenants at June 30, 2011 and December 31, 2010.
6. EQUITY
Preferred Stock
The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Board without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of June 30, 2011.
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
7. STOCK-BASED COMPENSATION
The Company recognizes compensation expense for share-based stock awards to employees, including grants of employee stock options and awards of restricted stock, in the consolidated statements of income based on their fair values.
On May 8, 2007, the Company’s stockholders approved the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (the “2007 Plan”), which provides for, among other things, the grant of restricted stock awards and stock options to purchase shares of the Company’s common stock. The 2007 Plan authorizes the Company to issue up to 2.6 million shares of common stock and the Company has reserved 1.5 million shares of common stock for future issuance pursuant to awards under the 2007 Plan. Effective May 8, 2007, the 1997 Omnibus Stock and Incentive Plan (as amended, the “1997 Plan”) was terminated and no additional shares will be granted under the 1997 Plan. The Company has reserved 0.6 million shares of common stock for future issuance upon the exercise of stock options that remain outstanding pursuant to the 1997 Plan.
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

A summary of the Company’s stock option activity and related information for the six month period ended June 30, 2011, is presented below:

	Outstanding at
	Beginning of				Outstanding at	Options
	Period	Granted	Exercised	Forfeited	End of Period	Exercisable
Shares	516,334	—	198,324	—	318,010	318,010
Weighted average exercise price per share	$4.44	$—	$2.14	$—	$5.88	$5.88
The options outstanding and the options exercisable at June 30, 2011, each had an intrinsic value of $1.1 million.
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
The Company recognizes compensation expense of a restricted stock award over its respective vesting or performance period based on the fair value of the award on the grant date, net of forfeitures. A summary of the Company’s restricted stock awards activity and related information for the six month period ended June 30, 2011, is presented below:

	Outstanding at				Outstanding at
	Beginning of Period	Issued	Vested	Forfeited	End of Period
Shares	449,893	364,080	187,316	12,570	614,087
The restricted stock outstanding at June 30, 2011, had an intrinsic value of $5.7 million.
During the six months ended June 30, 2011, the Company awarded 364,080 shares of restricted common stock to certain employees and directors of the Company. The average market value of the common stock on the date of grant was $8.50. These awards of restricted shares vest over a one to four-year period and had an intrinsic value of $3.1 million on the date of issue.
Stock Based Compensation
The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk free interest rate. The expected volatility used by the Company is based primarily on an analysis of historical prices of the Company’s common stock. The expected term of options granted is based primarily on historical exercise and vesting patterns on the Company’s outstanding stock options. The risk free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not currently plan to pay dividends on its common stock and therefore has used a dividend yield of zero in determining the fair value of its awards. The option forfeiture rate assumptions used by the Company, which affect the expense recognized as opposed to the fair value of the awards, are based primarily on the Company’s historical option forfeiture patterns. The Company issued no stock options during each of the first six months of fiscal 2011 and 2010.
The Company has total stock-based compensation expense, including estimated forfeitures, of $1.8 million, which was not recognized as of June 30, 2011, and expects this expense to be recognized over approximately a one to four year period.

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
9. FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts and fair values of financial instruments at June 30, 2011, and December 31, 2010, are as follows (in thousands):

	2011		2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Cash and cash equivalents	$51,947	$51,947	$31,248	$31,248
Restricted cash	8,918	8,918	6,334	6,334
Notes payable	172,971	168,860	175,671	170,466
The following methods and assumptions were used in estimating its fair value disclosures for financial instruments:
Cash and cash equivalents and Restricted cash: The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents and restricted cash approximate fair value.
Notes payable: The fair value of notes payable is estimated using discounted cash flow analysis, based on current incremental borrowing rates for similar types of borrowing arrangements.
10. SUBSEQUENT EVENTS
Effective July 15, 2011, the Company closed the acquisition of a senior living community located in Kokomo, Indiana, for $10.2 million. The community consists of 78 assisted living units. The Company obtained financing through Fannie Mae for $6.8 million of the acquisition price at a fixed rate of 5.69% with a 10-year term.
Effective July 29, 2011, the Company closed the acquisition of two senior living communities located in Anderson, Indiana, and Rochester, Indiana, for $16.0 million. The communities consist of 109 assisted living units. The Company obtained financing through Fannie Mae for $6.8 million of the acquisition price for the property located in Rochester, Indiana, at a fixed rate of 5.69% with a 10-year term. The Company expects to obtain long-term fixed rate financing through Fannie Mae for $4.8 million of the acquisition price for the property located in Anderson, Indiana, with similar terms and conditions as the Kokomo, Indiana, and Rochester, Indiana, communities.
Effective August 1, 2011, the Company closed the acquisition of a senior living community located in Macedonia, Ohio, for $27.3 million. The community consists of 100 independent living units and 50 assisted living units. The Company obtained interim financing through KeyBank for $19.0 million of the acquisition price at a variable rate of LIBOR plus 2.25% which matures on December 31, 2011. The Company expects to obtain long-term fixed rate financing through Fannie Mae to replace the KeyBank interim loan with similar terms and conditions as the Kokomo, Indiana, and Rochester, Indiana, communities.

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
Overview
The following discussion and analysis addresses (i) the Company’s results of operations for the three and six month periods ended June 30, 2011 and 2010, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
As of June 30, 2011, the Company operated 77 senior living communities in 23 states with an aggregate capacity of approximately 11,000 residents, including 25 senior living communities that the Company owned, 3 senior living communities in which the Company had an ownership interest, and 49 senior living communities that the Company leased. As of June 30, 2011, the Company also operated one home care agency.
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
The Company primarily derives its revenue by providing senior living and healthcare services to the elderly and operating senior living communities under joint venture arrangements. Despite challenging economic conditions, when comparing the first six months of fiscal 2011 to the first six months of fiscal 2010, the Company has been able to increase total revenues by approximately $25.7 million, or 26.2%, of which approximately 96.5% were derived from resident and healthcare services during the first six months of fiscal 2011 compared to 91.2% during the first six months of fiscal 2010.
In April 2011, SHPII/CSL close the sale of the Spring Meadows Communities to HCN. Upon closing the sale, the Company leased the four Spring Meadows Communities from HCN. As a result of this transaction, the Company received cash proceeds, including incentive distributions, from the sale by SHPII/CSL of approximately $17.0 million, net of closing costs, resulting in a gain to the Company of approximately $16.1 million which has been deferred and is being recognized as a reduction in facility lease expense over the initial 15 year lease term.
During the first six months of fiscal 2011, the Company repaid $2.0 million of its outstanding mortgage debt obligations, further reducing its exposure to the volatility in the credit markets. These repayments enabled the Company to reduce interest expense by approximately $174,000, or 3.1%, during the first six months of fiscal 2011 when compared to the first six months of fiscal 2010.
The senior living industry continues to be impacted by unfavorable conditions in the housing, credit, and financial markets, generally resulting in lower than anticipated operating results. During the first six months of fiscal 2011 and throughout fiscal 2010, in response to these conditions, the Company has continued to focus on maintaining an emphasis on occupancy increases, improvement in rental rates, expense management and growth in net operating income per unit, conversions of existing units to higher levels of care, and other opportunities to enhance cash flow and shareholder value.
Joint Venture Transactions and Management Contracts
As of June 30, 2011, the Company managed 3 communities owned by joint ventures in which the Company has a minority interest. For communities owned by joint ventures, the Company typically receives a management fee of 5% of gross revenues.
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
SHPII/CSL Transactions
In November 2004, the Company formed SHPII/CSL with SHPII. SHPII/CSL was owned 95% by SHPII, a fund managed by Prudential, and 5% by the Company. Effective as of November 30, 2004, SHPII/CSL acquired the Spring Meadows Communities which currently comprise 628 units with a combined capacity of 758 residents. The Company contributed $1.3 million for its interests in SHPII/CSL and accounted for its investment in SHPII/CSL under the equity method of accounting.
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
On April 8, 2011, SHPII/CSL closed the sale of the Spring Meadows Communities to HCN. Upon closing the sale, the Company leased the four Spring Meadows Communities from HCN. The lease was effective April 8, 2011, and has an initial term of 15 years, with one 15 year renewal extension available at the Company’s option. The initial lease rate is 7.25% and is subject to certain conditional lease escalation clauses. The Company incurred $0.9 million in lease acquisition costs which have been deferred and are being amortized over the initial 15 year lease term. The Company has accounted for this lease as an operating lease. As a result of this transaction, the Company received cash proceeds, including incentive distributions, from the sale by SHPII/CSL of approximately $17.0 million, net of closing costs, resulting in a gain to the Company of approximately $16.1 million which has been deferred and is being recognized in the Company’s consolidated statements of income as a reduction in facility lease expense over the initial 15 year lease term. The Company may receive additional proceeds after the joint ventures settle their customary post-closing costs.
SHPIII Transactions
In May 2007, the Company and SHPIII formed SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community opened in August 2008 and currently consists of 101 independent living units and 45 assisted living units with a capacity of 196 residents. The Company has contributed $0.8 million to SHPIII/CSL Miami for its 10% interest and accounts for its investment in SHPIII/CSL Miami under the equity method of accounting.
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
The Company is party to a series of property management agreements (the “SHPIII/CSL Management Agreements”) with SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, and SHPIII/CSL Levis Commons (collectively “SHPIII/CSL”), which joint ventures are owned 90% by SHPIII, a fund managed by Prudential Investment Management, Inc. (“Prudential Investment”), and 10% by the Company, which collectively own and operate SHPIII/CSL. The SHPIII/CSL Management Agreements are for initial terms of ten years from the date the certificate of occupancy was issued and currently extend until various dates through January 2019. The SHPIII/CSL Management Agreements generally provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities.
Facility Lease Transactions
The Company currently leases 49 senior living communities from certain REITs and accounts for each of the leases as an operating lease. The lease terms are generally for 10-15 years with renewal options for 5-15 years at the Company’s option. Under these agreements the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. The following table summarizes each of the Company’s lease agreements (dollars in millions):

						Lease	Deferred
		Number of	Value of		Initial	Acquisition	Gains / Lease
Landlord	Date of Lease	Communities	Transaction	Term	Lease Rate (1)	Costs (2)	Concessions (3)
Ventas	September 30, 2005	6	$84.6	10 years
				(Two five-year renewals)	8%	$1.3	$4.6
Ventas	October 18, 2005	1	19.5	10 years
				(Two five-year renewals)	8%	0.2	—
Ventas	March 31,2006	1	29.0	10 years
				(Two five-year renewals)	8%	0.1	14.3
Ventas	June 8, 2006	1	19.1	9.5 years
				(Two five-year renewals)	8%	0.4	—
Ventas	January 31, 2008	1	5.0	10 years
				(Two five-year renewals)	7.75%	0.2	—
HCP	May 1, 2006	3	54.0	(4)
				(Two ten-year renewals)	8%	0.2	12.8
HCP	May 31, 2006	6	43.0	10 years
				(Two ten-year renewals)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	(4)
				(Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	(4)
				(Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	(4)
				(Two ten-year renewals)	7.25%	0.1	—
HCN	April 16, 2010	5	48.5	15 years
				(One 15-year renewal)	8.25%	0.6	0.8
HCN	May 1, 2010	3	36.0	15 years
				(One 15-year renewal)	8.25%	0.2	0.4
HCN	September 10, 2010	12	104.6	15 years
				(One 15-year renewal)	8.50%	0.4	2.0
HCN	April 8, 2011	4	141.0	15 years
				(One 15-year renewal)	7.25%	0.9	16.1

Subtotal						5.8	51.6
Accumulated amortization through June 30, 2011						(2.0)	—
Accumulated deferred gains / lease concessions recognized through June 30, 2011						—	(17.4)

Net lease acquisition costs / deferred gains / lease concessions as of June 30, 2011						$3.8	$34.2

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as forth in each lease agreement.

(2)	Lease acquisition costs are being amortized over the leases’ initial term.

(3)	Deferred gains of $49.0 million and lease concessions of $2.6 million are being recognized in the Company’s consolidated statements of income as a reduction in facility lease expense over the leases’ initial term. Lease concessions of $0.6 million relate to the HCP transaction on May 31, 2006, and of $2.0 million relate to the HCN/Signature Transaction on September 10, 2010.

(4)	Initial lease term expires on October 31, 2018.
Website
The Company’s Internet website www.capitalsenior.com contains an Investor Relations section, which provides links to the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and Section 16 filings, as well as any amendments to those reports and filings, which are available free of charge through the Company’s website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Results of Operations
The following table sets forth for the periods indicated selected statements of income data in thousands of dollars and expressed as a percentage of total revenues.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	$	%	$	%	$	%	$	%
Revenues:
Resident and healthcare revenue	$62,946	97.8	$46,933	92.9	$119,845	96.5	$89,802	91.3
Unaffiliated management service revenue	—	0.0	18	0.0	—	0.0	36	0.0
Affiliated management service revenue	163	0.3	498	1.0	597	0.5	1,207	1.2
Community reimbursement revenue	1,226	1.9	3,064	6.1	3,717	3.0	7,376	7.5

Total revenue	64,335	100.0	50,513	100.0	124,159	100.0	98,421	100.0
Expenses:
Operating expenses (exclusive of depreciation and amortization shown below)	37,684	58.6	28,379	56.2	71,739	57.8	54,695	55.6
General and administrative expenses	3,437	5.3	2,724	5.4	6,287	5.1	5,755	5.8
Facility lease expense	13,613	21.2	7,882	15.6	25,044	20.2	14,307	14.5
Stock-based compensation	332	0.5	256	0.5	590	0.5	557	0.6
Depreciation and amortization	3,583	5.6	3,494	6.9	7,141	5.8	6,951	7.1
Community reimbursement expense	1,226	1.9	3,064	6.1	3,717	3.0	7,376	7.5

Total expenses	59,875	93.1	45,799	90.7	114,518	92.4	89,641	91.1

Income from operations	4,460	6.9	4,714	9.3	9,641	7.6	8,780	8.9
Other income (expense):
Interest income	50	0.1	10	0.0	64	0.1	19	0.0
Interest expense	(2,734)	(4.2)	(2,763)	(5.5)	(5,451)	(4.4)	(5,625)	(5.7)
Gain on settlement of debt	—	0.0	684	1.4	—	0.0	684	0.7
Loss on retirement of assets	(6)	0.0	—	—	(6)	0.0	—	—
Equity in (loss) earnings of unconsolidated joint ventures	(208)	(0.3)	(39)	(0.1)	(396)	(0.3)	17	0.0

Income before provision for income taxes	1,562	2.5	2,606	5.1	3,852	3.0	3,875	3.9
Provision for income taxes	(691)	(1.1)	(1,148)	(2.3)	(1,683)	(1.4)	(1,692)	(1.7)

Net income	$871	1.4	$1,458	2.8	$2,169	1.6	$2,183	2.2

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010
Revenues.
Total revenues were $64.3 million for the three months ended June 30, 2011, compared to $50.5 million for the three months ended June 30, 2010, representing an increase of $13.8 million or 27.4%. This increase in revenue is primarily the result of an increase in resident and healthcare revenue of $16.0 million offset by a decrease in affiliated management services revenue of $0.3 million and a decrease in community reimbursement revenue of $1.8 million.
•	The increase in resident and healthcare revenue primarily results from an increase of $5.8 million from the consolidation of four communities previously owned by SHPII/CSL, that were sold to HCN and leased back by the Company in April 2011 (the “Spring Meadows Transaction”), an increase of $1.6 million from the consolidation of eight communities for a full quarter that were previously owned by Midwest Portfolio Holdings, L.P. (“Midwest I”) and Midwest Portfolio Holdings II, L.P. (“Midwest II”), each of which were joint ventures between the Company and GE Healthcare Financial Services, that were sold to HCN and the communities leased back by the Company in the last half of April 2010 (the “Midwest Transaction”), an increase of $7.5 million from the addition of the leasehold interests in 12 communities acquired in a lease transaction with HCN and Signature Assisted Living of Texas, LLC (the “HCN/Signature Transaction”) in September 2010, and an increase in average monthly rental rates of 2.3% at the Company’s other consolidated communities.

•	The decrease in affiliated management services revenue of $0.3 million primarily results from the Spring Meadows Transaction.

•	Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements. The decrease in community reimbursement revenue primarily results from the Spring Meadows Transaction.
Expenses.
Total expenses were $59.9 million in the second quarter of fiscal 2011 compared to $45.8 million in the second quarter of fiscal 2010, representing an increase of $14.1 million, or 30.7%. This increase is primarily the result of a $9.3 million increase in operating expenses, a $0.7 million increase in general and administrative expenses, a $5.7 million increase in facility lease expense, a $0.1 million increase in stock-based compensation expense, and a $0.1 million increase in depreciation and amortization expense offset by a $1.8 million decrease in community reimbursement expense.
•	The increase in operating expenses primarily results from an increase of $3.3 million due to the Spring Meadows Transaction, an increase of $1.0 million due to the Midwest Transaction, an increase of $4.4 million due to the HCN/Signature Transaction, and an increase in operating costs at the Company’s other consolidated communities of $0.6 million.

•	The increase in facility lease expense primarily results from an increase of $2.4 million due to the Spring Meadows Transaction, an increase of $0.5 million due to the Midwest Transaction, an increase of $2.7 million due to the HCN/Signature Transaction, which includes amortization of $0.5 million for in-place leases costs, and an increase of $0.1 million for contingent annual rental rate escalations for certain existing leases.

•	Depreciation and amortization expense increased $0.1 million primarily as a result of an increase in depreciable assets at the Company’s consolidated communities.

•	General and administrative expenses increased $0.7 million primarily due to an increase of $0.4 million in employee benefit claims paid, which resulted in higher health insurance costs to the Company, and an increase of $0.3 million for due diligence and legal expenses incurred for current year transactions.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures. The decrease in community reimbursement expense primarily results from the Spring Meadows Transaction.
Other income and expense.
•	Interest income reflects interest earned on the investment of cash balances and interest earned on escrowed funds. Interest income increased primarily due to higher average cash balances and interest rates in the second quarter of fiscal 2011 when compared to the second quarter of fiscal 2010.

•	Interest expense decreased in the second quarter of fiscal 2011 when compared to the second quarter of fiscal 2010 primarily due to less debt outstanding during the second quarter of fiscal 2011 when compared to the second quarter of fiscal 2010.

•	Gain on settlement of debt in the second quarter of fiscal 2010 represents the recognition of the gain associated with the pay-off settlement of the promissory note with the Lehman securitized trust on April 15, 2010.
Provision for income taxes.
Provision for income taxes for the second quarter of fiscal 2011 was $0.7 million, or 44.2% of income before taxes, compared to a provision for income taxes of $1.1 million, or 44.1% of income before taxes, for the second quarter of fiscal 2010. The effective tax rates for the second quarters of fiscal 2011 and 2010 differ from the statutory tax rates due to state income taxes and permanent tax differences. The Company is impacted by the Texas Margin Tax (“TMT”) and Michigan Business Tax (“MBT”), which effectively impose taxes on modified gross revenues for communities within the States of Texas and Michigan. The Company consolidated 29 Texas communities and two Michigan communities in the second quarter of fiscal 2011 and the TMT and MBT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. At June 30, 2011, no valuation allowance was considered necessary based on this evaluation.
Net income.
As a result of the foregoing factors, the Company reported net income of $0.9 million for the three months ended June 30, 2011, compared to net income of $1.5 million for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010
Revenues.
Total revenues were $124.2 million for the six months ended June 30, 2011 compared to $98.4 million for the six months ended June 30, 2010, representing an increase of approximately $25.7 million, or 26.2%. This increase in revenue is primarily the result of a $30.0 million increase in resident and healthcare revenue offset by a decrease in affiliated management services revenue of $0.6 million and a decrease in community reimbursement revenue of $3.7 million.
•	The increase in resident and healthcare revenue primarily results from an increase of $5.8 million due to the Spring Meadows Transaction, an increase of $7.4 million due to the Midwest Transaction, an increase of $14.9 million due to the HCN/Signature Transaction, and an increase in average monthly rental rates of 2.8% at the Company’s other consolidated communities.

•	The decrease in affiliated management services revenue of $0.6 million primarily results from the Spring Meadows Transaction and the Midwest Transaction.

•	Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements. The decrease in community reimbursement revenue primarily results from the Spring Meadows Transaction and the Midwest Transaction.
Expenses.
Total expenses were $114.5 million in the first six months of fiscal 2011 compared to $89.6 million in the first six months of fiscal 2010, representing an increase of $24.9 million, or 27.8%. This increase is primarily the result of a $17.0 million increase in operating expenses, a $0.5 million increase in general and administrative expenses, a $10.7 million increase in facility lease expense, and a $0.2 million increase in depreciation and amortization expense offset by a $3.7 million decrease in community reimbursement expense.
•	The increase in operating expenses primarily results from an increase of $3.3 million due to the Spring Meadows Transaction, an increase of $4.7 million due to the Midwest Transaction, an increase of $8.7 million due to the HCN/Signature Transaction, and an increase in operating costs at the Company’s other consolidated communities.

•	General and administrative expenses increased $0.5 million primarily due to an increase of $0.2 million in employee benefit claims paid, which resulted in higher health insurance costs to the Company, and an increase of $0.3 million for due diligence and legal expenses incurred for current year transactions.

•	The increase in facility lease expense results from an increase of $2.4 million due to the Spring Meadows Transaction, an increase of $2.2 million due to the Midwest Transaction, an increase of $5.3 million due to the HCN/Signature Transaction, and an increase of $0.8 million for contingent annual rental rate escalations for certain existing leases.

•	Depreciation and amortization expense increased $0.2 million primarily as a result of an increase in depreciable assets at the Company’s consolidated communities.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures. The decrease in community reimbursement expense primarily results from the Spring Meadows Transaction and the Midwest Transaction.
Other income and expense.
•	Interest income reflects interest earned on the investment of cash balances and interest earned on escrowed funds. Interest income increased primarily due to higher average cash balances and interest rates in the first six months of fiscal 2011 when compared to the first six months of fiscal 2010.

•	Interest expense decreased $0.2 million in the first six months of fiscal 2011 when compared to the first six months of fiscal 2010. The decrease in interest expense results from less debt outstanding during the first six months of fiscal 2011 when compared to the first six months of fiscal 2010.

•	Gain on settlement of debt in the first six months of fiscal 2010 represents the recognition of the gain associated with the pay-off settlement of the promissory note with the Lehman securitized trust on April 15, 2010.

Provision for income taxes.
Provision for income taxes for the first six months of fiscal 2011 was $1.7 million, or 43.7% of income before taxes, compared to a provision for income taxes of $1.7 million, or 43.7% of income before taxes, for the first six months of fiscal 2010. The effective tax rates for the first six months of fiscal 2011 and 2010 differ from the statutory tax rates due to state income taxes and permanent tax differences. The Company is impacted by the TMT and MBT which effectively impose taxes on modified gross revenues for communities within the States of Texas and Michigan. The Company consolidated 29 Texas communities and two Michigan communities in the first six months of fiscal 2011 and the TMT and MBT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. At June 30, 2011, no valuation allowance was considered necessary based on this evaluation.
Net income.
As a result of the foregoing factors, the Company reported net income of $2.2 million for each of the six months ended June 30, 2011 and 2010.
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
In addition to approximately $51.9 million of unrestricted cash balances on hand as of June 30, 2011, the Company’s principal sources of liquidity are expected to be cash flows from operations and from SHPIII/CSL Miami, SHP III/CSL Richmond Heights, SHPIII/CSL Levis Commons, debt refinancings, and/or proceeds from the sale of assets. The Company expects its available cash and cash flows from operations and from SHPIII/CSL Miami, SHP III/CSL Richmond Heights, SHPIII/CSL Levis Commons, and proceeds from the sale of assets, to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company, from time to time, considers and evaluates transactions related to its portfolio including refinancings, purchases and sales, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.
In summary, the Company’s cash flows were as follows (in thousands):

	Six Months Ended
	June 30,
	2011	2010
Net cash provided by operating activities	$11,717	$10,759
Net cash used in investing activities	13,216	(190)
Net cash used in financing activities	(4,234)	(4,361)

Net increase in cash and cash equivalents	$20,699	$6,208

Operating Activities.
The net cash provided by operating activities for the first six months fiscal 2011 primarily results from net income of $2.2 million, net non-cash charges of $3.5 million, a in property tax and insurance deposits of $2.9 million, a decrease in prepaid expenses and other of $1.2 million, an increase in accrued expenses of $0.9 million, an increase in federal and state income taxes receivable/payable of $5.8 million, and an increase in customer deposits of $0.4 million offset by an increase in accounts receivable of $0.5 million, an increase in other assets of $3.9 million, and a decrease in accounts payable of $0.7 million. The net cash provided by operating activities for the first six months of fiscal 2010 primarily results from net income of $2.2 million, net non-cash charges of $7.1 million, a decrease in property tax and insurance deposits of $0.4 million, an increase in accrued expenses of $3.0 million, a decrease in federal and state income taxes receivable of $1.5 million, and an increase in customer deposits of $0.1 million offset by an increase in accounts receivable of $0.1 million, an increase in prepaid expenses and other of $0.4 million, an increase in other assets of $2.6 million, and a decrease in accounts payable of $0.4 million.

Investing Activities.
The net cash provided by investing activities for the first six months of fiscal 2011 primarily results from proceeds from the Spring Meadows Transaction of $15.8 million and net distributions from joint ventures of $1.0 million offset by capital expenditures of $3.6 million. The net cash used in investing activities for the first six months of fiscal 2010 primarily results from capital expenditures of $4.1 million offset by net distributions from joint ventures of $3.9 million.
Financing Activities.
The net cash used in financing activities for the first six months of fiscal 2011 primarily results from additions to restricted cash of $2.6 million and net repayments of notes payable of $2.7 million offset by proceeds and excess tax benefits from the issuance of common stock of $1.1 million. The net cash used in financing activities for the first six months of fiscal 2010 results from net repayments of notes payable of $3.0 million and additions to restricted cash of $1.8 million offset by proceeds and excess tax benefits from the issuance of common stock of $0.4 million.
Debt Transactions.
On May 31, 2011, the Company renewed certain insurance policies and entered into a finance agreement totaling $1.2 million. The finance agreement has a fixed interest rate of 2.945% with principal being repaid over a 10-month term.
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
The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At June 30, 2011, and December 31, 2010, these communities carried a total net book value of $210.0 million and $212.7 million, respectively, with total mortgage loans outstanding of $172.0 million and $174.0 million, respectively.
In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the life of the notes. At June 30, 2011, and December 31, 2010, the Company had gross deferred loan costs of $3.3 million. Accumulated amortization was $1.7 million and $1.5 million at June 30, 2011, and December 31, 2010, respectively.
The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of certain promissory notes. The Company was in compliance with all of its debt covenants at June 30, 2011 and December 31, 2010.
Recent Developments
Effective July 15, 2011, the Company closed the acquisition of a senior living community located in Kokomo, Indiana, for $10.2 million. The community consists of 78 assisted living units. The Company obtained financing through Fannie Mae for $6.8 million of the acquisition price at a fixed rate of 5.69% with a 10-year term.

Effective July 29, 2011, the Company closed the acquisition of two senior living communities located in Anderson, Indiana, and Rochester, Indiana, for $16.0 million. The communities consist of 109 assisted living units. The Company obtained financing through Fannie Mae for $6.8 million of the acquisition price for the property located in Rochester, Indiana, at a fixed rate of 5.69% with a 10-year term. The Company expects to obtain long-term fixed rate financing through Fannie Mae for $4.8 million of the acquisition price for the property located in Anderson, Indiana, with similar terms and conditions as the Kokomo, Indiana, and Rochester, Indiana, communities.
Effective August 1, 2011, the Company closed the acquisition of a senior living community located in Macedonia, Ohio, for $27.3 million. The community consists of 100 independent living units and 50 assisted living units. The Company obtained interim financing through KeyBank for $19.0 million of the acquisition price at a variable rate of LIBOR plus 2.25% which matures on December 31, 2011. The Company expects to obtain long-term fixed rate financing through Fannie Mae to replace the KeyBank interim loan with similar terms and conditions as the Kokomo, Indiana, and Rochester, Indiana, communities.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of June 30, 2011, the Company had $173.0 million in outstanding debt comprised solely of fixed rate debt instruments. In addition, as of June 30, 2011, the Company had $543.8 million in future lease obligations with contingent rent increases on certain leases based on changes in the consumer price index or certain operational performance measures.
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
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following information is provided pursuant to Item 703 of Regulation S-K. The Company has not purchased any shares of its common stock pursuant to the Company’s share repurchase program (as described below) during fiscal 2011. The information set forth in the table below reflects shares purchased by the Company pursuant to this repurchase program prior to fiscal 2011.

Total Shares
	Total Number	Average	Purchased	Approximate Dollar Value of
	of Shares	Price Paid	as Part of Publicly	Shares that May Yet Be
Period	Purchased	per Share	Announced Program	Purchased Under the Program
Total at March 31, 2011	349,800	$2.67	349,800	$9,065,571
April 1 — April 30, 2011	—	—	—	—
May 1 — May 31, 2011	—	—	—	—
June 1 — June 30, 2011	—	—	—	—

Total at June 30, 2011	349,800	$2.67	349,800	$9,065,571

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
Ralph A. Beattie
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer) Date: August 9, 2011

INDEX TO EXHIBITS
     The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

Exhibit
Number		Description
3.1	—	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to exhibit 3.1 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)

3.1.1	—	Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

3.2.1	—	Bylaws of the Registrant. (Incorporated by reference to exhibit 3.2 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)

3.2.2	—	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

3.2.3	—	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant. (Incorporated by reference to exhibit 3.2.2 to the Company’s Annual Report on Form 10-K for the year period ended December 31, 2002, filed by the Company with the Securities and Exchange Commission.)

4.1	—	Rights Agreement, dated as of February 25, 2010, between Capital Senior Living Corporation and Mellon Investor Services, L.L.C., including all exhibits thereto, (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 25, 2010.)

4.2	—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock, $0.01 par value. (Incorporated by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 25, 2010.)

4.3	—	Form of Right Certificate. (Included as Exhibit B to the Rights Agreement, which is Exhibit 4.1 hereto.)

4.4	—	Form of Summary of Rights. (Included as Exhibit C to the Rights Agreement, which is Exhibit 4.1 hereto.)

4.5	—	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 4.6 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

4.6	—	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 4.7 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

10.1	—	Master Lease Agreement, dated as of April 8, 2011, by and among Capital Spring Meadows, LLC and affiliates of Health Care REIT, Inc. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 14, 2011.)

31.1*	—	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	—	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	—	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Ralph A. Beattie pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS§	—	XBRL Instance Document

101.SCH§	—	XBRL Taxonomy Extension Schema Document

101.CAL§	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB§	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

§	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.