Form 10-K
period 2011-12-31
CAPITAL SENIOR LIVING CORP
filed 2012-03-12
CIK 1043000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the 26,437,996 shares of the Registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates (defined to exclude all of the Registrants executive officers and directors) on December 31, 2011, based upon the closing price of the Registrant’s Common Stock as reported by the New York Stock Exchange on June 30, 2011, was approximately $245.6 million. As of February 29, 2012, the Registrant had 28,139,663 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement pertaining to its 2012 Annual Meeting of Stockholders and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A are incorporated herein by reference into Part III of this report.

CAPITAL SENIOR LIVING CORPORATION

1

PART I

ITEM 1.	BUSINESS.

Overview

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company and its predecessors have provided senior living services since 1990. As of December 31, 2011, the Company operated 84 senior living communities in 23 states with an aggregate capacity of approximately 11,800 residents, including 35 senior living communities which the Company either owned or in which the Company had an ownership interest and 49 senior living communities that the Company leased. As of December 31, 2011, the Company also operated one home care agency. During 2011, approximately 95% of total revenues for the senior living communities operated by the Company were derived from private pay sources.

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

Website

The Company’s Internet website www.capitalsenior.com contains an Investor Relations section, which provides links to the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Section 16 filings and any amendments to those reports and filings. These reports and filings are available through the Company’s Internet website free of charge as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

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

According to the American Seniors Housing Association Seniors Housing Construction Trends Report for 2011, 14.6% of the senior housing supply in the 100 largest metropolitan areas of the United States are assisted living units, 18.6% are independent living units, 43.0% are nursing care beds, 3.1% are memory care units and 20.7% relate to age restricted senior apartments.

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

Demographics

According to the American Seniors Housing Association Seniors Housing Construction Trends Report for 2011, the largest 100 metropolitan areas of the United States contain approximately 66% of the total United States population, 62% of the age 65+ population, and 61% of the age 75+ population, based on the most recent population projections from the United States Census Bureau. As the number of persons aged 75 and over continues to grow, the Company believes that there will be corresponding increases in the number of persons who need assistance with ADLs.

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

Provide a Broad Range of Quality Personalized Care

Central to the Company’s operating strategy is its focus on providing quality care and services that are personalized and tailored to meet the individual needs of each community resident. The Company’s residences and services are designed to provide a broad range of care that permits residents to “age in place” as their needs change and as they develop further physical or cognitive frailties. By creating an environment that maximizes resident autonomy and provides individualized service programs, the Company seeks to attract seniors at an earlier stage, before they need the higher level of care provided in a skilled nursing facility. The Company also maintains a comprehensive quality assurance program designed to ensure the satisfaction of its residents and their family members. The Company conducts annual resident satisfaction surveys that allow residents at each community to express whether they are “very satisfied,” “satisfied” or “dissatisfied” with all major areas of a community, including, housekeeping, maintenance, activities and transportation, food service, security and management. In both 2011 and 2010, the Company achieved 95% overall approval ratings from the residents’ satisfaction surveys.

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

The Company’s operating philosophy is to provide quality senior living communities and services to senior citizens and deliver a continuum of care for its residents as their needs change over time. This continuum of care, which integrates independent living and assisted living and is bridged by home care, sustains residents’ autonomy and independence based on their physical and mental abilities. As residents age, in many of the Company’s communities, they are able to obtain the additional services they need within the same community, avoiding the disruptive and often traumatic move to a different facility.

Independent Living Services

The Company provides independent living services to seniors who typically do not yet need assistance or support with ADLs, but who prefer the physical and psychological comfort of a residential community that offers health care and other services. As of December 31, 2011, the Company owned or had ownership interests in 30 communities and leased 17 communities that provide independent living services, which include communities that combine assisted living services, with an aggregate capacity for approximately 6,800 residents.

Independent living services provided by the Company include daily meals, transportation, social and recreational activities, laundry, housekeeping and 24-hour staffing. The Company also fosters the wellness of its residents by offering access to health screenings (such as blood pressure checks), periodic special services (such as influenza inoculations), dietary and similar programs, as well as ongoing exercise and fitness classes. Classes are given by health care professionals to keep residents informed about health and disease management. Subject to applicable government regulation, personal care and medical services are available to independent living residents through either the community staff or through the Company’s agency or other independent home care agencies. The Company’s independent living residents pay a fee ranging from $1,415 to $6,105 per month, in general, depending on the specific community, program of services, size of the unit and amenities offered. The Company’s contracts with its independent living residents are generally for a term of one year and are typically terminable by either party, under certain circumstances, upon 30 days notice.

Assisted Living Services

The Company offers a wide range of assisted living care and services, including personal care services, 24-hour staffing, support services, and supplemental services. As of December 31, 2011, the Company owned or had ownership interests in 14 communities and leased 41 communities that provide assisted living services, which include communities that combine independent living and other services, with an aggregate capacity for approximately 4,300 residents. The residents of the Company’s assisted living residences generally need help with some or all ADLs, but do not require the more acute medical care traditionally given in nursing homes. Upon admission to the Company’s assisted living communities, and in consultation with the resident, the resident’s family and medical consultants, each resident is assessed to determine his or her health status, including functional abilities and need for personal care services. The resident also completes a lifestyles assessment to determine the resident’s preferences. From these assessments, a care plan is developed for each resident to ensure that all staff members who render care meet the specific needs and preferences of each resident where possible. Each resident’s care plan is reviewed periodically to determine when a change in care is needed.

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

The Company’s assisted living residents pay a fee ranging from $1,645 to $8,160 per month, in general, depending on the specific community, the level of personal care services, support service and supplemental services provided to the resident, size of the unit and amenities offered. The Company’s contracts with its assisted living residents are generally for a term of one year and are typically terminable by either party, under certain circumstances, upon 30 days notice.

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

Continuing Care Retirement Community Services

The Company’s continuing care retirement communities are senior living rental properties where the Company provides traditional long-term care through 24-hour-per-day skilled nursing care by registered nurses, licensed practical nurses and certified nursing assistants as well as assisted living and independent living care. The Company also offers a comprehensive range of restorative nursing and rehabilitation services in its communities including, but not limited to, physical, occupational, speech and medical social services. The Company’s residents receiving skilled nursing services pay fees ranging from $2,185 to $7,625 per month, in general, depending on the specific community and the level of care provided. As of December 31, 2011, the Company owned one community and leased one community providing continuum of care services with an aggregate capacity for approximately 700 residents at all levels of care at those two communities.

Home Care Services

As of December 31, 2011, the Company provided home care services to clients at one senior living community through the Company’s home care agency and made home care services available to clients at a majority of its senior living communities through third-party providers. The Company believes that the provision of private pay, home care services is an attractive adjunct to its independent living services because it allows the Company to make available more services to its residents as they age in place and increases the length of stay in the Company’s communities. In addition, the Company makes available to residents certain customized physician, dentistry, podiatry and other health-related services that may be offered by third-party providers.

Operating Communities

The table below sets forth certain information with respect to senior living communities operated by the Company as of December 31, 2011.

Community		Units	Resident Capacity1				Ownership2	Commencement of Operations3
			IL	AL	CCRC	Total
Owned:
Canton Regency	Canton, OH	291	—	—	357	357	100%	03/91
Gramercy Hill	Lincoln, NE	146	62	103	—	165	100%	10/98
Heatherwood	Detroit, MI	158	185	—	—	185	100%	01/92
Independence Village	East Lansing, MI	151	161	—	—	161	100%	08/00
Independence Village	Peoria, IL	158	166	—	—	166	100%	08/00
Independence Village	Raleigh, NC	165	177	—	—	177	100%	08/00
Independence Village	Winston-Salem, NC	156	161	—	—	161	100%	08/00
Keystone Woods Assisted Living	Anderson, IN	58	—	70	—	70	100%	07/11
Laurel Hurst Laurel Woods	Columbus, NC	81	70	60	—	130	100%	10/11
North Pointe	Anderson, SC	40	—	70	—	70	100%	10/11
Sedgwick Plaza	Wichita, KS	144	134	35	—	169	100%	08/00
Summit Place	Anderson, SC	76	19	89	—	108	100%	10/11
Summit Point Living	Macedonia, OH	150	126	98	—	224	100%	08/11
Waterford at Columbia	Columbia, SC	120	141	—	—	141	100%	11/00
Waterford at Deer Park	Deer Park, TX	120	144	—	—	144	100%	11/00
Waterford at Edison Lakes	South Bend, IN	120	141	—	—	141	100%	12/00
Waterford at Fairfield	Fairfield, OH	120	140	—	—	140	100%	11/00

Community		Units	Resident Capacity1				Ownership2	Commencement of Operations3
			IL	AL	CCRC	Total
Waterford at Fort Worth	Fort Worth, TX	151	176	—	—	176	100%	06/00
Waterford at Highland Colony	Jackson, MS	120	143	—	—	143	100%	11/00
Waterford at Huebner	San Antonio, TX	120	135	—	—	135	100%	04/99
Waterford at Ironbridge	Springfield, MO	119	142	—	—	142	100%	06/01
Waterford at Mansfield	Mansfield, OH	119	142	—	—	142	100%	10/00
Waterford at Mesquite	Mesquite, TX	154	176	—	—	176	100%	09/99
Waterford at Pantego	Pantego, TX	120	143	—	—	143	100%	12/00
Waterford at Plano	Plano, TX	136	109	57	—	166	100%	12/00
Waterford at Shreveport	Shreveport, LA	117	136	—	—	136	100%	03/99
Waterford at Thousand Oaks	San Antonio, TX	120	135	—	—	135	100%	05/00
Wellington at Arapaho	Richardson, TX	137	112	57	—	169	100%	05/02
Wellington at Kokomo	Kokomo, IN	95	—	99	—	99	100%	07/11
Wellington at North Richland Hills, TX	North Richland Hills, TX	119	139	—	—	139	100%	01/02
Wellington at Oklahoma City	Oklahoma City, OK	120	143	—	—	143	100%	11/00
Wynnfield Crossing Assisted Living	Rochester, IN	50	—	79	—	79	100%	07/11

		4,051	3,658	817	357	4,832

Leased:
Ventas:
Amberleigh	Buffalo, NY	267	387	—	—	387	N/A	01/92
Cottonwood Village	Cottonwood, AZ	163	131	58	—	189	N/A	03/91
Crown Pointe	Omaha, NE	134	139	26	—	165	N/A	08/00
Georgetowne Place	Fort Wayne, IN	162	242	—	—	242	N/A	10/05
Harrison at Eagle Valley[4]	Indianapolis, IN	124	138	—	—	138	N/A	03/91
Rose Arbor	Maple Grove, MN	137	86	87	—	173	N/A	06/06
Towne Centre	Merrillville, IN	327	—	—	358	358	N/A	03/91
Villa Santa Barbara	Santa Barbara, CA	126	64	62	—	126	N/A	08/00
West Shores	Hot Springs, AR	137	131	42	—	173	N/A	08/00
Whitley Place	Keller, TX	47	—	65	—	65	N/A	02/08

HCN:
Azalea Trails Assisted Living	Tyler, TX	52	—	70	—	70	N/A	09/10
Buffalo Creek Assisted Living	Waxahachie, TX	52	—	70	—	70	N/A	09/10
Dogwood Trails Assisted Living	Palestine, TX	61	—	72	—	72	N/A	09/10
Hawkins Creek Assisted Living	Longview, TX	52	—	70	—	70	N/A	09/10
Hearth at Prestwick	Avon, IN	132	—	150	—	150	N/A	08/06
Hearth at Windermere	Fishers, IN	126	—	150	—	150	N/A	08/06
Heritage Oaks Assisted Living	Conroe, TX	74	—	90	—	90	N/A	09/10
Keepsake Village of Columbus	Columbus, IN	42	—	48	—	48	N/A	08/06
Magnolia Court Assisted Living	Nacogdoches, TX	52	—	70	—	70	N/A	09/10
Martin Crest Assisted Living	Weatherford, TX	52	—	70	—	70	N/A	09/10
Pecan Point Assisted Living	Sherman, TX	52	—	70	—	70	N/A	09/10
Santa Fe Trails Assisted Living	Cleburne, TX	52	—	70	—	70	N/A	09/10
Spring Lake Assisted Living	Paris, TX	52	—	70	—	70	N/A	09/10
Spring Meadows Libertyville	Libertyville, IL	197	208	45	—	253	N/A	04/11
Spring Meadows Naperville	Naperville, IL	193	186	45	—	231	N/A	04/11
Spring Meadows at Summit	Summit, NJ	88	—	98	—	98	N/A	04/11

Community		Units	Resident Capacity1				Ownership2	Commencement of Operations3
			IL	AL	CCRC	Total
Spring Meadows at Trumbull	Trumbull, CT	150	136	42	—	178	N/A	04/11
Stonefield Assisted Living	McKinney, TX	74	—	90	—	90	N/A	09/10
Walnut Creek Assisted Living	Mansfield, TX	52	—	70	—	70	N/A	09/10
Waterford at Ames	Ames, IA	59	—	122	—	122	N/A	02/06
Waterford at Miracle Hills	Omaha, NE	64	—	70	—	70	N/A	03/06
Waterford at Roxbury Park	Omaha, NE	62	—	70	—	70	N/A	02/06
Waterford at Van Dorn	Lincoln, NE	68	—	84	—	84	N/A	02/06
Waterford at Woodbridge	Plattsmouth, NE	40	—	45	—	45	N/A	02/06
HCP:
Atrium of Carmichael	Sacramento, CA	152	155	—	—	155	N/A	01/92
Covenant Place of Abilene	Abilene, TX	50	—	55	—	55	N/A	08/04
Covenant Place of Burleson	Burleson, TX	74	—	80	—	80	N/A	08/04
Covenant Place of Waxahachie	Waxahachie, TX	50	—	55	—	55	N/A	08/04
Crescent Place	Cedar Hill, TX	80	—	85	—	85	N/A	11/05
Crescent Point	Cedar Hill, TX	112	134	—	—	134	N/A	08/04
Crosswood Oaks	Sacramento, CA	121	127	—	—	127	N/A	01/92
Good Place	North Richland Hills, TX	72	—	80	—	80	N/A	08/04
Meadow Lakes	North Richland Hills, TX	120	145	—	—	145	N/A	08/04
Tesson Heights	St. Louis, MO	184	134	72	—	206	N/A	10/98
Veranda Club	Boca Raton, FL	186	177	49	—	226	N/A	01/92
Charlotte Square	Charlotte, NC	73	—	125	—	125	N/A	12/06
Chesapeake Place	Chesapeake, VA	87	—	153	—	153	N/A	12/06
Greenville Place	Greenville, SC	87	—	153	—	153	N/A	12/06
Myrtle Beach Estates	Myrtle Beach, SC	80	—	142	—	142	N/A	12/06

		5,050	2,720	3,240	358	6,318

Affiliates:
SHPIII/CSL:
Waterford at Levis Commons	Toledo, OH	146	152	55	—	207	10%	04/09
Waterford at Richmond Heights	Richmond Heights, OH	141	152	75	—	227	10%	04/09
Wellington at Dayton	Miamisburg, OH	146	150	90	—	240	10%	08/08

		433	454	220	—	674

Total		9,534	6,832	4,277	715	11,824

(1)	Independent living (IL) residences, assisted living (AL) residences and continuing care retirement community (CCRC) beds.

(2)	Those communities shown as 10% owned consist of the Company’s ownership of 10% of the member interests in SHPIII/CSL (as defined below).

(3)	Indicates the date on which the Company acquired or commenced operating the community. The Company operated certain of its communities pursuant to management agreements prior to acquiring interests in or leasing the communities.

(4)	The Company’s home care agency is on-site at The Harrison at Eagle Valley community.

Management Contracts

The Company was party to a series of property management agreements (the “SHPII/CSL Management Agreements”) with four joint ventures (collectively “SHPII/CSL”) owned 95% by Senior Housing Partners II, L.P. (“SHPII”), a fund managed by Prudential Real Estate Investors (“Prudential”), and 5% by the Company, which collectively owned and operated four senior living communities (collectively the “Spring Meadows Communities”). The SHPII/CSL Management Agreements generally provided for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. On April 8, 2011, SHP II/CSL sold the Spring Meadows Communities in a sale/leaseback transaction to Health Care REIT, Inc. (“HCN”). Upon closing the sale, the Company leased the four senior housing communities from HCN (the “Spring Meadows Transaction”). For additional information, refer to Note 4, “Facility Lease Transactions”, in the notes to the consolidated financial statements.

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

Development Agreement Guarantees

In 2007, the Company and SHPIII entered into a series of joint venture agreements to develop three senior housing communities located in Ohio. The Company has guaranteed the communities will be completed and operated at budgeted costs approved by the joint venture members. These costs include the hard and soft construction costs and operating costs until each community reaches breakeven. The budgeted costs include contingency reserves for potential cost overruns and other unforeseen costs. The terms of these guarantees generally do not provide for a limitation on the maximum potential future payments. These joint venture communities are currently in lease up and one of the joint ventures has exhausted its lease up reserve. The Company will be required to fund any operating deficits until the joint venture reaches breakeven for three consecutive months. Any amounts funded by the Company under this guarantee, up to $0.5 million, may be recoverable from the joint venture in the event of liquidation. As of December 31, 2011, the Company had recognized deficit charges of approximately $1.0 million under these development agreement guarantees. During the third quarter of fiscal 2011, the Company met the breakeven requirements of the development agreement guarantees for two of these joint venture developments resulting in full satisfaction and termination of these respective guarantees.

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

The following are the principal elements of the Company’s growth strategy:

Organic Growth

The Company intends to continue to focus on the lease-up of its non-stabilized communities and to increase its occupancy, rents and operating margins of its stabilized communities. The Company continually seeks to improve occupancy rates and increase average rents by: (i) retaining residents as they “age in place” by extending optional care and service programs; (ii) attracting new residents through the on-site marketing programs focused on residents and family members and utilizing technology to enhance internet marketing; (iii) aggressively seeking referrals from professional community outreach sources, including area religious organizations, senior social service programs, civic and business networks, as well as the medical community; and (iv) continually refurbishing and renovating its communities, including converting existing units to higher levels of care.

Expansion and Conversions of Existing Communities

The Company intends to increase levels of care and capacity at certain of its existing communities through expansion and/or conversions of certain units. Increasing our levels of care and capacity is expected to increase revenue and operating income while meeting the needs of our residents who have an average age of 85 years old.

Pursue Strategic Acquisitions

The Company intends to continue to pursue acquisitions of senior living communities. Through strategic acquisitions, joint venture investments, or facility leases, the Company seeks to acquire communities in existing geographic markets as a means to increase market share, augment existing clusters, strengthen its ability to provide a broad range of care, and create operating efficiencies. As the industry continues to consolidate, the Company believes that opportunities will arise to acquire other senior living companies. The Company believes that the current fragmented nature of the senior living industry, combined with the Company’s financial resources, geographic markets, and extensive contacts within the industry, can be expected to provide it with the opportunity to evaluate a number of potential acquisition opportunities in the future. In reviewing acquisition opportunities, the Company will consider, among other things, geographic location, competitive climate, reputation and quality of management and communities, and the need for renovation or improvement of the communities.

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

The Company seeks to control operational expenses for each of its communities through proprietary expense management systems, standardized management reporting and centralized controls of capital expenditures, asset replacement tracking, and purchasing for larger and more frequently used supplies through a group purchasing program. Community expenditures are monitored by regional and district managers who are accountable for the resident satisfaction and financial performance of the communities in their region.

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

The executive director at each community reports to a regional or district manager. The regional and district managers report on the operations of each community directly to senior management at the Company’s corporate office. The district and regional managers make regular site visits to each of their communities. The site visits involve a physical plant inspection, quality assurance review, staff training, financial and systems audits, regulatory compliance, and team building.

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

The assisted living and skilled nursing components of the senior living communities are managed by licensed professionals, such as a nurse and/or a licensed administrator. These licensed professionals have many of the same operational responsibilities as the Company’s executive directors, but their primary responsibility is to oversee resident care. Many of the Company’s senior living communities and its two skilled nursing facilities are part of a campus setting, which include independent living. This campus arrangement allows for cross-utilization of certain support personnel and services, including administrative functions that result in greater operational efficiencies and lower costs than freestanding facilities.

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

Resident and Resident’s Family Input.    On a routine basis, the Company provides residents and their family members the opportunity to provide valuable input regarding the day-to-day delivery of services. On-site management at each community has fostered and encouraged active resident councils and resident committees who meet independently. These resident bodies meet with on-site management on a monthly basis to offer input and suggestions as to the quality and delivery of services. Additionally, at each community the Company conducts annual resident satisfaction surveys to further monitor the satisfaction levels of both residents and their family members. These surveys are sent directly to a third party firm for tabulation then to the Company’s corporate headquarters for distribution to onsite staff. For both 2011 and 2010, the Company achieved 95% approval ratings from its residents. For any departmental area of service scoring below a 90%, a plan of correction is developed jointly by on-site, regional and corporate staff for immediate implementation.

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

Sales and Marketing

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

In the case of new development, the corporate and regional staff develops a comprehensive community outreach program that is implemented at the start of construction. A marketing pre-lease program is developed and on-site marketing staff are hired and trained to begin the program implementation six to nine months prior to the community opening. Extensive use of media, including radio, television, print, direct mail, telemarketing, and internet marketing is implemented during this pre-lease phase.

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

The Company believes that its communities are in substantial compliance with applicable regulatory requirements. However, unannounced surveys or inspections may occur annually or bi-annually, or following a regulator’s receipt of a complaint about a community. In the ordinary course of business, one or more of the Company’s communities could be cited for deficiencies resulting from such inspections or surveys. Most inspection deficiencies are resolved through an agreed-to plan of corrective action relating to the community’s operations, but the reviewing agency typically has the authority to take further action against a licensed or certified community, which could result in the imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions, loss of certification as a provider under federal health care programs or imposition of other sanctions, including criminal penalties. Loss, suspension or modification of a license may also cause us to default under our loan or lease agreements and/or trigger cross-defaults. Sanctions may be taken against providers or facilities without regard to the providers’ or facilities’ history of compliance. We may also expend considerable resources to respond to federal and state investigations or other enforcement action under applicable laws or regulations. To date, none of the deficiency reports received by us has resulted in a suspension, fine or other disposition that has had a material adverse effect on our revenues. However, any future substantial failure to comply with any applicable legal and regulatory requirements could result in a material adverse effect to our business as a whole. In addition, states Attorneys General vigorously enforce consumer protection laws as those laws relate to the senior living industry. State Medicaid Fraud and Abuse Units may also investigate assisted living communities even if the community or any of its residents do not receive federal or state funds.

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

Competition

The senior living industry is highly competitive, and the Company expects that all segments of the industry will become increasingly competitive in the future. Although there are a number of substantial companies active in the senior living industry and in the markets in which the Company operates, the industry continues to be very fragmented and characterized by numerous small operators. The Company primarily competes with Assisted Living Concepts, Brookdale Senior Living Inc., Emeritus Corporation, Five Star Quality Care, Inc. and Sunrise Senior Living, Inc. The Company believes that the primary competitive factors in the senior living industry are: (i) location; (ii) reputation for and commitment to a high quality of service; (iii) quality of its on-site staff and support services offered (such as food services); (iv) price of services; and (v) physical appearance and amenities associated with the communities. The Company competes with other companies providing independent living, assisted living, skilled nursing, home health care, and other similar service and care alternatives, some of whom may have greater financial resources than the Company. Because seniors tend to choose senior living communities near their homes, the Company’s principal competitors are other senior living and long-term care communities in the same geographic areas as the Company’s communities. The Company also competes with other health care businesses with respect to attracting and retaining nurses, technicians, aides and other high quality professional and non-professional employees and managers.

Employees

As of December 31, 2011, the Company employed 4,895 persons, of which 2,545 were full-time employees (63 of whom are located at the Company’s corporate offices) and 2,350 were part-time employees. None of the Company’s employees are currently represented by a labor union and the Company is not aware of any union organizing activity among its employees. The Company believes that its relationship with its employees is good.

Executive Officers and Other Key Employees of the Registrant

The following table sets forth certain information concerning each of the Company’s executive officers and other key employees as of December 31, 2011:

Name	Age	Position(s) with the Company
Lawrence A. Cohen	58	Chief Executive Officer and Vice Chairman of the Board
Keith N. Johannessen	55	President and Chief Operating Officer
Ralph A. Beattie	62	Executive Vice President and Chief Financial Officer
Rob L. Goodpaster	58	Vice President — National Marketing
David W. Beathard, Sr.	64	Vice President — Operations
David R. Brickman	53	Vice President, Secretary and General Counsel
Joseph G. Solari	47	Vice President — Acquisitions
Gloria Holland	44	Vice President — Finance
Glen H. Campbell	67	Vice President — Development
Robert F. Hollister	56	Property Controller

Lawrence A. Cohen has served as one of our directors since November 1996 and as Vice Chairman of the Board since November 1996. He has served as our Chief Executive Officer since May 1999 and was our Chief Financial Officer from November 1996 to May 1999. From 1991 to 1996, Mr. Cohen served as President and Chief Executive Officer of Paine Webber Properties Incorporated. Mr. Cohen serves on the boards of various charitable organizations and is active in several industry associations. Mr. Cohen was a founding member and is on the Executive Committee of the Board of Directors of the American Seniors Housing Association, serves on the board of the Assisted Living Federation of America (ALFA), and serves on the Operator Advisory Board of the National Investment Center for the Seniors Housing & Care Industry. Mr. Cohen is a licensed attorney and is also a Certified Public Accountant. He received an LLM from New York University School of Law, a JD from St. John’s University School of Law, and a BBA in Accounting from The George Washington University. Mr. Cohen has had positions with businesses involved in senior living for 27 years.

Keith N. Johannessen has been a director since February 2004. Mr. Johannessen has served as our President since March 1994 and Chief Operating Officer since May 1999. He has more than 33 years of operational experience in seniors housing. Mr. Johannessen began his senior housing career in 1978 with Life Care Services Corporation and then joined Oxford Retirement Services, Inc as Executive Vice President. He later served as Senior Manager in the health care practice of Ernst & Young LLP prior to joining the Company in 1993. Mr. Johannessen has served on the State of the Industry and Model Assisted Living Regulations Committees of the American Seniors Housing Association. He holds a BA degree.

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

Rob L. Goodpaster has served as Vice President — National Marketing of the Company and its predecessors since December 1992. From 1990 to 1992, Mr. Goodpaster was National Director for Marketing for Autumn America, an owner and operator of senior housing facilities. Mr. Goodpaster has been active in professional industry associations and formerly served on the Board of Directors for the National Association for Senior Living Industries. Mr. Goodpaster has been active in the operational, development and marketing aspects of senior housing for 35 years.

David W. Beathard, Sr. has served as Vice President — Operations of the Company and its predecessors since August 1996. From 1992 to 1996, Mr. Beathard owned and operated a consulting firm, which provided operational, marketing, and feasibility consulting regarding senior housing facilities. Mr. Beathard has been active in the operational, sales and marketing, and construction oversight aspects of senior housing for 38 years.

David R. Brickman has served as Vice President and General Counsel of the Company and its predecessors since July 1992 and has served as Secretary of the Company since May 2007. From 1989 to 1992, Mr. Brickman served as in-house counsel with LifeCo Travel Management Company, a corporation that provided travel services to U.S. corporations. Mr. Brickman earned a Juris Doctor and Masters of Business Administration from the University of South Carolina and a Masters in Health Administration from Duke University. He currently serves on the Board of Advisors for the Southern Methodist University Corporate Counsel Symposium. He is also a member of the National Center for Assisted Living In-house Counsel Roundtable Task Force, the ALFA Government Relations Roundtable, as well as the Long-Term Care Risk Legal Forum. Mr. Brickman has either practiced law or performed in-house counsel functions for 25 years.

Joseph G. Solari joined the Company as Vice President — Acquisitions in September 2010. Mr. Solari has more than 15 years of experience originating, structuring, negotiating and executing the acquisition, sale and divestiture of healthcare real estate and real estate operating companies. Prior to joining the Company, from 2007 to 2009, Mr. Solari was Managing Director, Acquisitions for Ventas, Inc., where he was responsible for the firm’s real estate investment activities in the seniors housing and skilled nursing industries. Prior to Ventas, Inc., from 1999 to 2007, Mr. Solari spent eight years in the healthcare investment banking group of Houlihan Lokey, where he was responsible for the origination and execution of merger and acquisition, private placement and financial restructuring engagements for the firm’s healthcare clients, with particular focus on facility-based, healthcare services companies. Mr. Solari earned his Masters in Business Administration degree from Virginia Commonwealth University.

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

Glen H. Campbell has served as Vice President — Development of the Company since September 1997. From 1990 to 1997 Mr. Campbell served as Vice President of Development for Greenbrier Corporation, an assisted living development and management company. From 1985 to 1990 Mr. Campbell served as Director of Facility Management for Retirement Corporation of America. Mr. Campbell has been active in the design and development of retirement communities for 37 years.

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

As of December 31, 2011, we had mortgage and other indebtedness totaling approximately $233.1 million. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover required interest and principal payments. Any payment or other default could cause the applicable lender to foreclose upon the communities securing the indebtedness with a consequent loss of income and asset value to us. Further, because some of our mortgages contain cross-default and cross-collateralization provisions, a payment or other default by us with respect to one community could affect a significant number of our other communities.

We have significant operating lease obligations and our failure to generate cash flows sufficient to cover these lease obligations could result in defaults under the lease agreements.

As of December 31, 2011, we leased 49 communities with future lease obligations totaling approximately $522.8 million, with minimum lease obligations of $52.0 million in fiscal 2012. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover these required operating lease obligations. Any payment or other default under any such lease could result in the termination of the lease, with a consequent loss of income and asset value to us. Further, because our leases contain cross-default provisions, a payment or other default by us with respect to one leased community could affect all of our other leased communities with related lessors. Certain of our leases contain various financial and other restrictive covenants, which could limit our flexibility in operating our business. Failure to maintain compliance with the lease obligations as set forth in our lease agreements could have a material adverse impact on us. The termination of a significant portion of our facility lease agreements could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

There are various financial covenants and other restrictions in certain of our debt instruments and lease agreements, including provisions which:

•	require us to meet specified financial tests at the subsidiary company level, which include, but are not limited to, tangible net worth requirements;

•	require us to meet specified financial tests at the community level, which include, but are not limited to, lease coverage tests; and

•	require consent for changes in control of us.

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

Currently all of our debt carries fixed interest rates. However, future indebtedness and lease obligations, if applicable, may be based on floating interest rates prevailing from time to time. Therefore, increases in prevailing interest rates could increase in the future our interest or lease payment obligations and could in the future have a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

Approximately 95% of our total revenues from communities that we operated were attributable to private pay sources and approximately 5% of our revenues from these communities were attributable to reimbursements from Medicare and Medicaid during fiscal 2011. We expect to continue to rely primarily on the ability of residents to pay for our services from their own or family financial resources. The current unfavorable economic conditions in the housing, financial, and credit markets, inflation, or other circumstances that adversely affect the ability of the elderly to pay for our services could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

We are subject to risks related to third-party management agreements.

At December 31, 2011, we managed three senior living communities for joint ventures in which we have a minority interest pursuant to multi-year management agreements. The management agreements have initial terms of 10 years. Under these agreements we provide management services to joint venture owners to operate senior living communities and have provided, and may in the future provide, management and consulting services to third parties on market and site selection, pre-opening sales and marketing, start-up training and management services for facilities under development and construction. Either party to the agreements may terminate them upon the occurrence of an event of default caused by the other party. In addition, subject to our rights to cure deficiencies, community owners may terminate us as manager if any licenses or certificates necessary for operation are revoked, or if we have a change of control. Also, a community owner may terminate the management agreement relating to a particular community if we are in default under other management agreements relating to other communities owned by the same community owner or its affiliates. In addition, in certain cases the community owner may terminate the agreement upon 30 days’ notice to us in the event of a sale of the community.

Failure to perform our obligations under our joint venture arrangements could have a material adverse effect on us.

We hold 10% minority interests in three joint ventures with affiliates of Prudential Investment. We also manage the communities owned by these joint ventures. Under the terms of the joint venture agreements with Prudential Investment covering three properties, we are obligated to meet certain cash flow targets and failure to meet these cash flow targets could result in termination of the management agreements.

The Company, on the three joint venture developments with Prudential Investment, has development agreement guarantees that the communities will be completed and operated at the budgeted costs approved by the joint venture members. These costs include the hard and soft construction costs and operating costs until each community reaches breakeven. The budgeted costs include contingency reserves for potential costs overruns and other unforeseen costs. The terms of these guarantees generally do not provide for a limitation on the maximum potential future payments. These joint ventures are currently in lease up and one of the joint ventures has exhausted all of its reserves. The Company will be required to fund operating deficits until the joint venture reaches breakeven for three consecutive months. Any amounts funded by the Company under this commitment, up to $0.5 million, may be recoverable from the joint venture in the event of liquidation. As of December 31, 2011, the Company had recognized deficit charges of approximately $1.0 million under these development agreement guarantees. During the third quarter of fiscal 2011, the Company met the requirements of the development agreement guarantees for two of these joint venture developments resulting in full satisfaction and termination of those guarantees.

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

We are subject to risks related to the provision for employee health care benefits and recent health care reform legislation.

We use a combination of insurance and self-insurance for employee health care plans. We record expenses under these plans based on estimates of the costs of expected claims, administrative costs and stop-loss premiums. These estimates are then adjusted to reflect actual costs incurred. Actual costs under these plans are subject to variability depending primarily upon participant enrollment and demographics, the actual costs of claims and whether stop-loss insurance covers these claims. In the event that our cost estimates differ from actual costs, we could incur additional unplanned health care costs which could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

In March 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) was passed and signed into law. This legislation expands health care coverage to many uninsured individuals and expands health care coverage to those already insured under existing plans. The health care reform legislation includes, among other things, guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new and significant taxes on health insurers and health care benefits. Provisions of the health care reform legislation become effective at various dates over the next several years. The United States Department of Health and Human Services, National Association of Insurance Commissioners, Department of Labor and Treasury Department have yet to issue necessary enabling regulations and guidance with respect to the health care reform legislation. Due to the breadth and complexity of the health care reform legislation, the lack of implementing regulations and interpretative guidance, and the phased-in nature of the implementation, it is difficult to predict the overall impact this legislation will have over the coming years; however, this legislation could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

The executive and administrative offices of the Company are located at 14160 Dallas Parkway, Suite 300, Dallas, Texas 75254, and consist of approximately 26,000 square feet. The lease on the premises extends through May 2013. The Company believes that its corporate office facilities are adequate to meet its requirements through at least fiscal 2012 and that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate operations. The Company also leases executive office space in New York, New York pursuant to a two-year lease agreement.

As of December 31, 2011, the Company owned, leased and/or managed the senior living communities referred to in Item 1 above under the caption “Operating Communities.”

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

(a) Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

Market Information and Holders

The Company’s shares of common stock are listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “CSU”. The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s common stock, as reported on the NYSE. At February 29, 2012, there were approximately 132 stockholders of record of the Company’s common stock.

	2011		2010
Year	High	Low	High	Low
First Quarter	$10.91	$6.60	$5.49	$4.21
Second Quarter	10.82	8.26	5.85	4.34
Third Quarter	10.10	5.67	5.61	4.73
Fourth Quarter	8.54	5.44	7.10	5.15

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table presents information relating to the Company’s equity compensation plans as of December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of the Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	285,100	$6.28	1,409,795
Equity compensation plans not approved by security holders	—	—	—

Total	285,100	$6.28	1,409,795

Performance Graph

The following Performance Graph shows the cumulative total return for the five-year period ended December 31, 2011, in the value of $100 invested in: (1) the Company’s common stock; (2) the Standard & Poor’s Broad Market Index (the “S&P 500”); and (3) the common stock of the Peer Group (as defined below) of companies, whose returns represent the arithmetic average of such companies. The values with each investment as of the beginning of each year are based on share price appreciation and the reinvestment with dividends on the respective ex-dividend dates.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Capital Senior Living Corporation, the S&P 500 Index, and a Peer Group

*	$100 invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

The preceding graph assumes $100 invested at the beginning of the measurement period, including reinvestment of dividends, in the Company’s common stock, the S&P 500, and the Peer Group and was plotted using the following data:

	Cumulative Total Returns
	12/06	12/07	12/08	12/09	12/10	12/11
Capital Senior Living Corporation	100.00	93.33	28.01	47.18	62.97	74.62
S & P 500	100.00	105.49	66.46	84.05	96.71	98.75
Peer Group	100.00	73.52	16.28	38.86	47.03	39.53

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

(b) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Not Applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following information is provided pursuant to Item 703 of Regulation S-K. The Company did not repurchase any shares of its common stock pursuant to the Company’s share repurchase program (as described below) during the year ended December 31, 2011. The information set forth in the table below reflects shares repurchased by the Company pursuant to this program prior to the year ended December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Total at September 30, 2011	349,800	$2.67	349,800	$9,065,571
October 1 — October 31, 2011	—	—	—	—
November 1 — November 30, 2011	—	—	—	—
December 1 — December 31, 2011	—	—	—	—

Total at December 31, 2011	349,800	$2.67	349,800	$9,065,571

(1)	On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. All shares that have been purchased by the Company under this program were purchased in open-market transactions.

ITEM 6.	SELECTED FINANCIAL DATA.

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

	At and for the Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Statements of Income Data:
Total revenues	$263,502	$211,929	$191,991	$193,274	$189,052
Income from operations(1)	17,911	18,515	16,612	17,015	20,006
Net income (loss)	3,025	4,254	2,759	3,724	4,360
Net income per share:
Basic income per share	0.11	0.16	0.10	0.14	0.17
Diluted income per share	$0.11	$0.16	$0.10	$0.14	$0.16
Balance Sheet Data:
Cash and cash equivalents (excluding restricted cash)	$22,283	$31,248	$28,972	$25,880	$23,359
Working capital(2)	20,786	31,080	18,442	13,445	12,565
Total assets	462,326	382,781	380,503	388,120	390,053
Long-term debt, excluding current portion	224,940	170,026	173,822	177,541	185,733
Stockholders’ equity	$169,141	$163,823	$158,130	$155,149	$150,157
Other Data:
Communities (at end of period)
Owned or leased	81	70	50	50	49
Joint ventures & managed	3	7	16	14	15

Total	84	77	66	64	64
Resident capacity:
Owned or leased	11,150	9,566	7,950	7,701	7,636
Joint ventures & managed	674	1,434	2,234	1,750	1,908

Total	11,824	11,000	10,184	9,451	9,544

(1)	Income from operations for fiscal 2007 was revised from amounts originally reported to reduce facility lease costs to include amortization of deferred gains on sales of assets of $3,243, which had no impact on net income.

(2)	Working capital for fiscal 2010, 2009, 2008, and 2007 was revised from amounts originally reported to reclassify assets held for sale of $354 to property and equipment, which had no impact on total assets. Additionally, working capital for fiscal 2007 was revised from amounts originally reported to reclassify capital replacement reserves and certain escrow deposits of $220, from current assets to other assets, which had no impact on total assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

The following discussion and analysis addresses (i) the Company’s results of operations on a historical consolidated basis for the years ended December 31, 2011, 2010, and 2009, and (ii) liquidity and capital resources of the Company and should be read in conjunction with the Company’s historical consolidated financial statements and the selected financial data contained elsewhere in this report.

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

As of December 31, 2011, the Company operated 84 senior living communities in 23 states with an aggregate capacity of approximately 11,800 residents, including 35 senior living communities which the Company either owned or in which the Company had an ownership interest, and 49 senior living communities that the Company leased. As of December 31, 2011, the Company also operated one home care agency.

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

The Company primarily derives its revenue by providing senior living and healthcare services to the elderly and operating senior living communities under joint venture arrangements. Despite challenging economic conditions, when comparing fiscal 2011 to fiscal 2010, the Company was able to increase total revenues approximately $51.6 million, or 24.3%, of which approximately 97.4% of these revenues consisted of senior living and healthcare services compared to 92.9% in fiscal 2010.

In October 2011, the Company closed the acquisition of three senior living communities, one located in Columbus, North Carolina, and two located in Anderson, South Carolina, for $30.0 million (the “Pulliam Transaction”). The communities consist of 56 independent living units and 141 assisted living units. The Company obtained financing through Fannie Mae for $22.1 million of the acquisition price at a fixed rate of 4.92% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

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

In April 2011, SHPII/CSL closed the Spring Meadows Transaction. Upon closing the sale, the Company leased the four Spring Meadows Communities from HCN. As a result of this transaction, the Company received cash proceeds, including incentive distributions, from the sale by SHPII/CSL of approximately $17.0 million, net of closing costs, resulting in a gain to the Company of approximately $16.1 million which has been deferred and is being recognized as a reduction in facility lease expense over the initial 15 year lease term.

The Company was able to reduce general and administrative expenses, excluding transaction costs of $1.3 million in fiscal 2011 and $0.2 million in fiscal 2010, as a percentage of total revenues from 5.3% in fiscal 2010 to 4.6% in fiscal 2011. These reductions were primarily the result of the Company’s ability to leverage resources and identify areas where overhead could be reduced without compromising superior levels of service and care to our residents.

The senior living industry continues to be impacted by challenging conditions in the housing, credit and financial markets, generally resulting in lower than anticipated operating results. Throughout fiscal 2011, in response to these conditions, the Company has continued to focus on maintaining an emphasis on occupancy increases, improvement in rental rates, expense management and growth in net operating income per unit, conversions of existing units to higher levels of care, acquisitions of senior living communities in regions where the Company has existing operations, and other opportunities to enhance cash flow and shareholder value.

Joint Venture Transactions and Management Contracts

As of December 31, 2011, the Company managed three communities owned by joint ventures in which the Company has a minority interest. For communities owned by joint ventures, the Company typically receives a management fee of 5% of gross revenues.

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

The Company was party to the SHPII/CSL Management Agreements with SHPII/CSL, which collectively owned and operated the Spring Meadows Communities. The SHPII/CSL Management Agreements extended until various dates through November 2014. The SHPII/CSL Management Agreements generally provided for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities.

On April 8, 2011, SHPII/CSL closed the Spring Meadows Transaction. Upon closing the sale, the Company leased the four Spring Meadows Communities from HCN. The lease has an initial term of 15 years, with one 15-year renewal extension available at the Company’s option. The initial lease rate is 7.25% and is subject to certain conditional lease escalation clauses. The Company incurred $0.9 million in lease acquisition costs which have been deferred and are being amortized over the initial 15 year lease term. The Company has accounted for this lease as an operating lease. As a result of this transaction, the Company received cash proceeds, including incentive distributions, from the sale by SHPII/CSL of approximately $17.0 million, net of closing costs, resulting in a gain to the Company of approximately $16.1 million, which has been deferred and is being recognized in the Company’s Consolidated Statements of Income as a reduction in facility lease expense over the initial 15-year lease term. The Company may receive additional proceeds after the joint venture settles customary post-closing costs.

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

In November 2007, the Company and SHPIII formed SHPIII/CSL Richmond Heights, LLC (“SHPIII/CSL Richmond Heights”) to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 96 independent living units and 45 assisted living units and opened in April 2009. The Company contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest and accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting. The Company contributed land to SHP III/CSL Richmond Heights as a capital contribution during formation of the joint venture in November 2007 resulting in a $0.2 million gain to the Company. The gain had been deferred when the land was initially contributed to SHP III/CSL Richmond Heights due to the continuing involvement of the Company as a result of a development agreement guarantee. The Company met the breakeven requirements of the development agreement guarantee during the third quarter of fiscal 2011 resulting in full satisfaction and termination of the guarantee and recognition of the deferred gain as a component of Gain on disposition of assets, net, within the Company’s Consolidated Statement of Income.

In December 2007, the Company and SHPIII formed SHPIII/CSL Levis Commons, LLC (“SHPIII/CSL Levis Commons”) to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 101 independent living units and 45 assisted living units and opened in April 2009. The Company contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest and accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting.

The Company is party to the SHPIII/CSL Management Agreements with SHPIII/CSL. The SHPIII/CSL Management Agreements are for initial terms of 10-years from the date the certificate of occupancy was issued and currently extend until various dates through January 2019. The SHPIII/CSL Management Agreements generally provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities.

Facility Leases

The Company currently leases 49 senior living communities from certain real estate investment trusts (“REITs”). The lease terms are generally for 10-15 years with renewal options for 5-20 years at the Company’s option. Under these lease agreements the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes.

As of December 31, 2011, the Company leased ten senior living facilities (collectively the “Ventas Lease Agreements’), from Ventas Healthcare Properties, Inc. (“Ventas”). The Ventas Lease Agreements each have an initial term of approximately ten years, with two five-year renewal extensions available at the Company’s option. The initial lease rate under each of the Ventas Lease Agreements range from 7.75% to 8% and are subject to certain conditional escalation clauses which will be recognized when probable or incurred. The initial terms on the Ventas Lease Agreements expire on various dates through January 2018. The Company incurred $2.2 million in lease acquisition costs related to the Ventas Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10-year lease terms and are included in facility lease expense in the Company’s statement of income. The Company accounts for each of the Ventas Lease Agreements as an operating lease.

As of December 31, 2011, the Company leased 15 senior living facilities (collectively the “HCP Lease Agreements”), from HCP, Inc. (“HCP”). The HCP Lease Agreements each have an initial term of ten years, with two 10-year renewal extensions available at the Company’s option. The initial lease rate under the HCP Lease Agreements range from 7.25% to 8% and are subject to certain conditional escalation clauses, which will be recognized when probable or incurred. The initial terms on the HCP Lease Agreements expire on various dates through October 2018. The Company incurred $1.5 million in lease acquisition costs related to the HCP Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10-year lease terms and are included in facility lease expense in the Company’s statement of income. The Company accounts for each of the HCP Lease Agreements as an operating lease.

As of December 31, 2011, the Company leased 24 senior living facilities (collectively the “HCN Lease Agreements”), from HCN. The HCN Lease Agreements each have an initial term of 15 years, with one 15-year renewal extension available at the Company’s option. The initial lease rate under the HCN Lease Agreements range from 7.25% to 8.5% and are subject to certain conditional escalation clauses, which will be recognized when probable or incurred. The initial terms on the HCN Lease Agreements expire on various dates through April 2026. The Company incurred $2.1 million in lease acquisition costs related to the HCN Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 15-year lease terms and are included in facility lease expense in the Company’s statement of income. The Company accounts for each of the HCN Lease Agreements as an operating lease.

The following table summarizes each of the Company’s lease agreements (dollars in millions):

Landlord	Date of Lease	Number of Communities	Value of Transaction	Term	Initial Lease Rate(1)	Lease Acquisition Costs(2)	Deferred Gains /Lease Concessions(3)
Ventas	September 30, 2005	6	$84.6	10 years (Two five-year renewals)	8%	$1.4	$4.6
Ventas	October 18, 2005	1	19.5	10 years (Two five-year renewals)	8%	0.2	—
Ventas	March 31,2006	1	29.0	10 years (Two five-year renewals)	8%	0.1	14.3
Ventas	June 8, 2006	1	19.1	9.5 years (Two five-year renewals)	8%	0.4	—
Ventas	January 31, 2008	1	5.0	10 years (Two five-year renewals)	7.75%	0.2	—
HCP	May 1, 2006	3	54.0	(4) (Two ten-year renewals)	8%	0.2	12.8
HCP	May 31, 2006	6	43.0	10 years (Two ten-year renewals)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	(4) (Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	(4) (Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	(4) (Two ten-year renewals)	7.25%	0.1	—
HCN	April 16, 2010	5	48.5	15 years (One 15-year renewal)	8.25%	0.6	0.8
HCN	May 1, 2010	3	36.0	15 years (One 15-year renewal)	8.25%	0.2	0.4
HCN	September 10, 2010	12	104.6	15 years (One 15-year renewal)	8.50%	0.4	2.0
HCN	April 8, 2011	4	141.0	15 years (One 15-year renewal)	7.25%	0.9	16.1

Subtotal						5.9	51.6
Accumulated amortization through December 31, 2011						(2.2)	—
Accumulated deferred gain recognized through December 31, 2011						—	(19.5)

Net lease acquisition costs / deferred gains / lease concessions as of December 31, 2011						$3.7	$32.1

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as set forth in each lease agreement.

(2)	Lease acquisition costs are being amortized over the leases’ initial term.

(3)	Deferred gains of $49.0 million and lease concessions of $2.6 million are being recognized in the Company’s Statements of Income as a reduction in facility lease expense over the leases’ initial term. Lease concessions of $0.6 million relate to the HCP transaction on May 31, 2006, and $2.0 million relate to the Signature Transaction on September 10, 2010.

(4)	Initial lease term expires on October 31, 2018.

Facility lease expense in the Company’s Statements of Income includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives.

There are various financial covenants and other restrictions in our lease agreements. Under the terms of certain lease agreements, the Company has been required to pay additional cash collateral of approximately $1.7 million as of December 31, 2011. Once the Company reaches certain performance targets, the additional cash collateral paid is returnable to the Company. In anticipation of a potential lease covenant violation related to its portfolio of ten properties with a certain landlord, the Company has negotiated certain amendments delaying the effective date of a coverage ratio requirement until June 30, 2012. As a result, the Company was not in default on any aspect of its coverage ratio requirement as of December 31, 2011. Since current and projected operations are not anticipated to meet the lease coverage ratio requirement as of June 30, 2012, the Company and landlord have agreed to terms that provide a long-term solution to this matter. The solution is anticipated to be effective as of June 30, 2012, subject to usual and customary closing conditions. However, if a long-term solution is not finalized or the Company is unable to negotiate modifications to or extensions of existing amendments, the Company may be found in default of the lease agreement. In the event of default, the landlord has the right to declare all amounts outstanding to be immediately due and payable or terminate the lease, as well as other remedies. Earnings related to these properties were not significant to the consolidated operating results of the Company for the fiscal year ended December 31, 2011.

Acquisitions

Effective October 19, 2011, the Company closed the Pulliam Transaction for $30.0 million. The communities consist of 56 independent living units and 141 assisted living units. The Company incurred approximately $0.4 million in transaction costs related to this acquisition which have been included in General and administrative expenses within the Consolidated Statement of Income. The Company obtained financing through Fannie Mae for $22.1 million of the acquisition price at a fixed rate of 4.92% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective August 1, 2011, the Company closed the Summit Point Transaction for $27.3 million. The community consists of 100 independent living units and 50 assisted living units. The Company incurred approximately $0.2 million in transaction costs related to this acquisition which have been included in General and administrative expenses within the Consolidated Statement of Income. The Company obtained interim financing through KeyBank on August 1, 2011, for $19.0 million of the acquisition price at a variable rate of LIBOR plus 2.25% with a maturity date of December 31, 2011, with the balance of the acquisition price paid from the Company’s existing cash resources. The Company obtained long-term fixed rate financing through Fannie Mae on September 27, 2011, for $19.0 million to replace the KeyBank interim loan at a fixed rate of 4.92% with a 10-year term.

Effective July 29, 2011, the Company closed the Keystone Woods and Wynnfield Crossing Transaction for $16.0 million. The communities consist of 109 assisted living units. The Company incurred approximately $0.3 million in transaction costs related to this acquisition which have been included in General and administrative expenses within the Consolidated Statement of Income. The Company obtained financing through Fannie Mae on July 29, 2011, for $6.75 million of the acquisition price for the property located in Rochester, Indiana, at a fixed rate of 5.69% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources. The Company obtained financing through Fannie Mae on September 27, 2011, for $4.8 million of the acquisition price for the property located in Anderson, Indiana, at a fixed rate of 4.97% with a 10-year term with the balance being paid from the Company’s existing cash resources.

Effective July 15, 2011, the Company closed the GreenTree at Kokomo Transaction for $10.2 million. The community consists of 78 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in General and Administrative expenses within the Consolidated Statement of Income. The Company obtained financing through Fannie Mae on July 29, 2011, for $6.75 million of the acquisition price at a fixed rate of 5.69% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Debt Transactions

On December 1, 2011, the Company renewed certain insurance policies and entered into a finance agreement totaling $3.5 million. The finance agreement has a fixed interest rate of 2.264% with principal being repaid over a 15-month term.

On October 31, 2011, the Company renewed certain insurance policies and entered into a finance agreement totaling $0.5 million. The finance agreement has a fixed interest rate of 2.87% with principal being repaid over an 11-month term.

On October 19, 2011, the Company obtained $22.1 million of mortgage debt on three senior living communities with Fannie Mae. The new mortgage loans each have a ten-year term with interest rates fixed at 4.92% with principal amortized over a 30-year term and are cross-collateralized and cross-defaulted. The Company incurred $0.3 million in deferred financing costs related to these loans, which is being amortized over ten years.

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

On July 29, 2011, the Company obtained $13.5 million of mortgage debt on two senior living communities with Fannie Mae. The new mortgage loans each have a ten-year term with interest rates fixed at 5.69% and with principal amortized over a 30-year term. The loans are cross-collateralized and cross-defaulted with the $4.8 million mortgage loan obtained by the Company with Fannie Mae on September 27, 2011. The Company incurred $0.2 million in deferred financing costs related to these loans, which is being amortized over ten years. In conjunction with the acquisition of these senior living communities the Company assumed $0.1 million in promissory notes for three vehicles that are used for transportation of employees and residents. The blended interest rate is 7.55% and the outstanding balance has been included within the Company’s Consolidated Balance Sheet as a component of Notes Payable at December 31, 2011.

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

The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At December 31, 2011 and 2010, these communities carried a total net book value of $339.4 million and $212.7 million, respectively, with total mortgage loans outstanding of $229.3 million and $174.0 million, respectively.

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the life of the notes. At December 31, 2011 and 2010, the Company had gross deferred loan costs of $4.3 million and $3.3 million, respectively. Accumulated amortization was $1.9 million and $1.5 million at December 31, 2011 and 2010, respectively. Amortization expense is expected to be $0.4 million in each of the next five fiscal years.

The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of certain promissory notes. The Company was in compliance with all of its debt covenants at December 31, 2011 and 2010.

Recent Events

Effective March 1, 2012, the Company closed the acquisition of one senior living community located in Granbury, Texas, for $7.0 million. The community consists of 82 assisted living units. The Company obtained financing through Fannie Mae for $5.4 million of the acquisition price at a fixed rate of 4.38% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

On March 8, 2012, the Company completed supplemental financing of $5.6 million with Fannie Mae at a fixed rate of 4.47% on three communities with existing mortgage debt maturing in June 2017. The supplemental loans are cross collateralized and cross defaulted with the original mortgage debt.

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

Revenues from the Medicare and Medicaid programs accounted for approximately 5% of the Company’s revenue in each of fiscal 2011 and 2010, and 6% of the Company’s revenue in fiscal 2009. As of December 31, 2011, fourteen of the Company’s communities are providers of services under Medicaid programs. Accordingly, the communities are entitled to reimbursement under the foregoing program at established rates that are lower than private pay rates. Patient service revenue for Medicaid patients is recorded at the reimbursement rates as the rates are set prospectively by the state upon the filing of an annual cost report. Two of the Company’s communities are providers of services under the Medicare program and are entitled to payment under the program in amounts determined based on rates established by the federal government.

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

Management services revenue is recognized when earned. Management services revenue relates to providing certain management and administrative support services under management contracts, which currently have terms expiring through 2026.

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

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting. The Company owns member interests in three joint ventures at December 31, 2011. The Company has not consolidated these joint venture interests because the Company has concluded that the other members of each joint venture have substantive kick-out rights or substantive participating rights. Under the equity method of accounting, the Company records its investments in unconsolidated joint ventures at cost and adjusts such investments for its share of earnings and losses of the joint venture.

Development Agreement Guarantees

In 2007, the Company and SHPIII entered into a series of joint venture agreements to develop three senior housing communities located in Ohio. The Company has guaranteed the communities will be completed and operated at budgeted costs approved by the joint venture members. These costs include the hard and soft construction costs and operating costs until each community reaches breakeven. The budgeted costs include contingency reserves for potential cost overruns and other unforeseen costs. The terms of these guarantees generally do not provide for a limitation on the maximum potential future payments. These joint venture communities are currently in lease up and one of the joint ventures had exhausted its lease up reserve. The Company will be required to fund any operating deficits until the joint venture reaches breakeven for three consecutive months. Any amounts funded by the Company under this commitment, up to $0.5 million, may be recoverable from the joint venture in the event of liquidation. As of December 31, 2011, the Company had recognized deficit charges of approximately $1.0 million under these development agreement guarantees. During the third quarter of fiscal 2011, the Company met the breakeven requirements of the development agreement guarantees for two of these joint venture developments resulting in full satisfaction and termination of those respective guarantees.

Lease Accounting

The Company determines whether to account for its leases as either operating, capital or financing leases depending on the underlying terms of each lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. The lease rates under the Company’s lease agreements are subject to certain conditional escalation clauses which are recognized when probable or incurred and are based on changes in the consumer price index or certain operational performance measures. As of December 31, 2011, the Company leased 49 communities and classified each of the leases as an operating lease. The Company incurs lease acquisition costs and amortizes these costs over the term of the lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions and as such any related gains have been deferred and are being amortized over the lease term.

Facility lease expense in the Company’s statement of income includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives.

Employee Health and Dental Benefits

The Company offers employees an option to participate in its self-insured health and dental plans. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior living communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred at December 31, 2011; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

Long-Lived Assets

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers internal factors such as net operating losses along with external factors relating to each asset, including contract changes, local market developments, and other publicly available information. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount the carrying value exceeds the fair market value, generally based on discounted cash flows, of the long-lived asset. The Company analyzed certain long-lived assets with operating losses, under the undiscounted cash flow method, for impairment. Based on this analysis, the Company does not believe there are any indicators that would require an adjustment to the carrying value of the property and equipment or their remaining useful lives as of December 31, 2011 and 2010.

Income Taxes

At December 31, 2011, the Company had recorded on its Consolidated Balance Sheet net deferred tax assets of approximately $7.3 million. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. The Company has evaluated future expectations of income and believes based upon this analysis that the realization of the net deferred tax assets is reasonably assured and therefore has not provided for a valuation allowance. However, the benefits of the net deferred tax assets might not be realized if actual results differ from expectations.

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

Recently Issued Accounting Guidance

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU specifies that when financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective for business combinations with acquisition dates on or after January 1, 2011. The Company adopted this update in fiscal 2011.

Results of Operations

The following tables set forth, for the periods indicated, selected historical Consolidated Statements of Income data in thousands of dollars and expressed as a percentage of total revenues.

	Year Ended December 31,
	2011		2010		2009
	$	%	$	%	$	%
Revenues:
Resident and healthcare revenue	$256,584	97.4%	$196,936	92.9%	$171,194	89.2%
Unaffiliated management services revenue	—	—	60	0.0	72	0.0
Affiliated management services revenue	883	0.3	2,044	1.0	2,698	1.4
Community reimbursement income	6,035	2.3	12,889	6.1	18,027	9.4

Total revenues	263,502	100.0	211,929	100.0	191,991	100.0
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization shown below)	154,042	58.5	119,614	56.4	104,790	54.6
General and administrative expenses	13,198	5.0	11,535	5.5	11,883	6.2
Facility lease expense	52,233	19.8	34,253	16.2	25,872	13.4
Provision for bad debts	287	0.1	174	0.1	344	0.2
Stock-based compensation	1,497	0.6	919	0.4	1,201	0.6
Depreciation and amortization	18,299	6.9	14,030	6.6	13,262	6.9
Community reimbursement expense	6,035	2.3	12,889	6.1	18,027	9.4

Total expenses	245,591	93.2	193,414	91.3	175,379	91.3

Income from operations	17,911	6.8	18,515	8.7	16,612	8.7
Other income (expense):
Interest income	102	0.0	48	0.0	67	0.0
Interest expense	(11,900)	(4.5)	(11,241)	(5.3)	(11,819)	(6.2)
Gain on disposition of assets, net	171	0.0	—	—	—	—
Gain on settlement of debt	—	—	684	0.3	—	—
Equity in (losses) earnings of unconsolidated joint ventures	(760)	(0.3)	(331)	(0.1)	107	0.1

Income before income taxes	5,524	2.2	7,675	3.6	4,967	2.6
Provision for income taxes	(2,499)	(1.0)	(3,421)	(1.6)	(2,208)	(1.2)

Net income	$3,025	1.2%	$4,254	2.0%	$2,759	1.4%

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenues

Total revenues were $263.5 million for the year ended December 31, 2011, compared to $211.9 million for the year ended December 31, 2010, representing an increase of approximately $51.6 million, or 24.3%. This increase in revenue is primarily the result of a $59.6 million increase in resident and healthcare revenue offset by a decrease in affiliated management services revenue of $1.2 million and a $6.8 million decrease in community reimbursement revenue.

•	The increase in resident and healthcare revenue primarily results from an increase of $7.4 million from the Pulliam Transaction, Summit Point Transaction, Keystone Woods and Wynnfield Crossing Trans-

action, and GreenTree at Kokomo Transaction, an increase of $18.7 million from the Spring Meadows Transaction, an increase of $7.8 million from the consolidation of eight communities that were previously owned by Midwest Portfolio Holdings, L.P. (“Midwest I”) and Midwest Portfolio Holdings II, L.P. (“Midwest II”), each of which were joint ventures between the Company and GE Healthcare Financial Services, that were sold to HCN and the communities leased back by the Company in the last half of April 2010 (the “Midwest Transaction”), an increase of $20.8 million from the addition of the leasehold interests in 12 communities acquired in a lease transaction with HCN and Signature Assisted Living of Texas, LLC (the “HCN/Signature Transaction”) in September 2010, and an increase in average monthly rental rates of 2.2% and occupancy of 0.4% at the Company’s other consolidated communities.

•	The decrease in affiliated management services revenue of $1.2 million primarily results from the Spring Meadows Transaction.

•

Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements. The decrease in community reimbursement revenue primarily results from the Spring Meadows Transaction.

Expenses

Total expenses were $245.6 million in fiscal 2011 compared to $193.4 million in fiscal 2010, representing an increase of $52.2 million, or 27.0%. This increase is primarily the result of a $34.4 million increase in operating expenses, a $1.7 million increase in general and administrative expenses, a $18.0 million increase in facility lease expense, a $0.1 million increase in the provision for bad debts, a $0.6 million increase in stock-based compensation and a $4.3 million increase in depreciation and amortization expense offset by a decrease in community reimbursement expense of $6.8 million.

•

The increase in operating expenses primarily results from an increase of $4.8 million from the Pulliam Transaction, Summit Point Transaction, Keystone Woods and Wynnfield Crossing Transaction, and GreenTree at Kokomo Transaction, an increase of $9.9 million due to the Spring Meadows Transaction, an increase of $4.6 million due to the Midwest Transaction, an increase of $11.3 million due to the HCN/Signature Transaction, and an increase in operating costs at the Company’s other consolidated communities of $3.8 million primarily due to an increase in labor and benefit costs of $1.9 million, an increase in utilities of $0.4 million, an increase in food costs of $0.5 million, an increase in real estate taxes of $0.4 million, an increase in advertising and referral fees of $0.2 million, and an increase in other general healthcare operating costs of $0.4 million.

•

The increase in general and administrative expenses primarily results from an increase of $1.0 million for due diligence and legal expenses incurred in connection with the Company’s acquisitions, an increase of $0.4 million in salaries and benefit costs for existing and additional full time employees added during the fiscal year, and an increase of $0.3 million for employee benefit claims paid, which resulted in higher health insurance costs to the Company.

•

The increase in facility lease expense results from an increase of $7.5 million due to the Spring Meadows Transaction, an increase of $2.3 million due to the Midwest Transaction, an increase of $7.6 million due to the HCN/Signature Transaction, which includes amortization of $1.4 million for in-place lease costs, and an increase of $0.6 million for contingent annual rental rate escalations for certain existing leases.

•

The increase in depreciation and amortization expense primarily results from an increase of $3.7 million from the Pulliam Transaction, Summit Point Transaction, Keystone Woods and Wynnfield Crossing Transaction, and GreenTree at Kokomo Transaction, an increase of $0.1 million due to the Spring Meadows Transaction, an increase of $0.1 million due to the Midwest Transaction, an increase of $0.1 million due to the HCN/Signature Transaction, and an increase of $0.3 million as a result of an increase in depreciable assets at the Company’s other consolidated communities.

•	Stock-based compensation increased $0.6 million due to a decrease in the number of unvested restricted shares outstanding.

•

Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures. The decrease in community reimbursement expense primarily results from the Spring Meadows Transaction and the Midwest Transaction.

Other income and expense

•

Interest income reflects interest earned on the investment of cash balances and interest earned on escrowed funds. Interest income increased primarily due to higher average cash balances and interest rates in fiscal 2011 when compared to fiscal 2010.

•

Interest expense increased $0.7 million to $11.9 million in fiscal 2011 compared to $11.2 million in fiscal 2010 due to the Company maintaining higher debt balances for borrowings associated with the Company’s acquisitions.

•

Gain on disposition of assets in the third quarter of fiscal 2011 represents recognition of the gain associated with the contribution of land by the Company to SHP III/CSL Richmond Heights in November 2007. The gain had been deferred when the land was initially contributed to SHP III/CSL Richmond Heights due to the continuing involvement of the Company as a result of a development agreement guarantee. The Company met the breakeven requirements of the development agreement guarantee during the third quarter of fiscal 2011 resulting in full satisfaction and termination of the guarantee.

•	Gain on settlement of debt represents the recognition of the gain associated with the pay-off settlement of the promissory note with the Lehman securitized trust in April 2010.

Provision for income taxes

Provision for income taxes for fiscal 2011 was $2.5 million, or 45.2% of income before taxes, compared to a provision for income taxes of $3.4 million, or 44.6% of income before taxes, for fiscal 2010. The effective tax rates for fiscal 2011 and 2010 differ from the statutory tax rates due to state income taxes and permanent tax differences. The Company is impacted by the Texas Margin Tax (“TMT”) and Michigan Business Tax (“MBT”), which effectively impose taxes on modified gross revenues for communities within the States of Texas and Michigan. The Company consolidated 29 Texas communities and two Michigan communities in fiscal 2011 and the TMT and MBT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. The Company has evaluated future expectations of income and believes, based upon this analysis, that the realization of the net deferred tax asset is reasonably assured and therefore has not provided for a valuation allowance.

Net income

As a result of the foregoing factors, the Company reported net income of $3.0 million for the fiscal year ended December 31, 2011 compared to net income of $4.3 million for the fiscal year ended December 31, 2010.

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

Provision for income taxes

Provision for income taxes for fiscal 2010 was $3.4 million, or 44.6% of income before taxes, compared to a provision for income taxes of $2.2 million, or 44.5% of income before taxes, for fiscal 2009. The effective tax rates for fiscal 2010 and 2009 differ from the statutory tax rates due to state income taxes and permanent tax differences. The Company is impacted by the TMT and MBT, which effectively impose taxes on modified gross revenues for communities within the States of Texas and Michigan, respectively. As of December 31, 2010, the Company consolidated 29 Texas communities and two Michigan communities and the TMT and MBT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. The Company has evaluated future expectations of income and believes, based upon this analysis, that the realization of the net deferred tax asset is reasonably assured and therefore has not provided for a valuation allowance.

Net income

As a result of the foregoing factors, the Company reported net income of $4.3 million for the fiscal year ended December 31, 2010 compared to net income of $2.8 million for the fiscal year ended December 31, 2009.

Quarterly Results

The following table presents certain unaudited quarterly financial information for each of the four quarters ended December 31, 2011 and 2010, respectively. This information has been prepared on the same basis as the audited consolidated financial statements of the Company appearing elsewhere in this report and include, in the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the audited consolidated financial statements of the Company and the related notes thereto.

	2011 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Total revenues	$59,824	$64,335	$68,191	$71,152
Income from operations	5,181	4,460	3,896	4,374
Net income	1,298	871	510	346
Net income per share, basic	$0.05	$0.03	$0.02	$0.01
Net income per share, diluted	$0.05	$0.03	$0.02	$0.01
Weighted average shares outstanding, basic	26,884	27,002	27,026	27,066
Weighted average shares outstanding, fully diluted	26,993	27,081	27,072	27,094

	2010 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Total revenues	$47,908	$50,513	$53,600	$59,908
Income from operations	4,066	4,714	3,760	5,975
Net income	725	1,458	481	1,590
Net income per share, basic	$0.03	$0.05	$0.02	$0.06
Net income per share, diluted	$0.03	$0.05	$0.02	$0.06
Weighted average shares outstanding, basic	26,540	26,575	26,607	26,624
Weighted average shares outstanding, fully diluted	26,638	26,670	26,703	26,732

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

In addition to approximately $22.3 million of unrestricted cash balances on hand as of December 31, 2011, the Company’s principal sources of liquidity are expected to be cash flows from operations, cash flows from SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, SHPIII/CSL Levis Commons, supplemental debt financings, and/or proceeds from the sale of assets. The Company expects its available cash and cash flows from operations, cash flows from SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, and SHPIII/CSL Levis Commons, and proceeds from the sale of assets to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company from time to time considers and evaluates transactions related to its portfolio including supplemental debt financings, purchases and sales, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

In summary, the Company’s cash flows were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$14,084	$15,550	$19,635
Net cash used in investing activities	(77,437)	(5,282)	(7,304)
Net cash provided by (used in) financing activities	54,388	(7,992)	(9,239)

(Decrease) Increase in cash and cash equivalents	$(8,965)	$2,276	$3,092

Operating Activities

The Company had net cash provided by operating activities of $14.1 million, $15.6 million, and $19.6 million in fiscal 2011, 2010, and 2009, respectively. The net cash provided by operating activities for fiscal 2011 primarily results from net income of $3.0 million, net non-cash charges of $17.6 million, an increase in accounts payable and accrued expenses of $3.6 million, and an increase in customer deposits of $0.2 million offset by an increase in accounts receivable of $0.8 million, an increase in property tax and insurance deposits of $0.3 million, an increase in prepaid expenses and other assets of $7.7 million, and an increase in federal and state income taxes receivable of $1.5 million. For fiscal 2010, the net cash provided by operating activities primarily resulted from net income of $4.3 million, net non-cash charges of $17.4 million, and an increase in accrued expenses of $3.8 million offset by an increase in accounts receivable of $1.1 million, an increase in property tax and insurance deposits of $2.6 million, an increase in prepaid expenses and other assets of $3.6 million, a decrease in accounts payable of $0.1 million, and an increase in federal and state income taxes receivable of $2.5 million. For fiscal 2009, the net cash provided by operating activities primarily resulted from net income of $2.8 million, net non-cash charges of $15.9 million, a decrease in accounts receivable of $0.8 million, a decrease in prepaid expenses and other assets of $1.9 million, and a decrease in federal and state income taxes receivable of $0.6 million offset by an increase in other assets of $0.8 million, a decrease in accounts payable and accrued expenses of $1.3 million, and a decrease in customer deposits of $0.3 million.

Investing Activities

The Company had net cash used in investing activities of $77.4 million, $5.3 million, and $7.3 million in fiscal 2011, 2010, and 2009, respectively. The net cash used in investing activities for fiscal 2011 primarily results from capital expenditures of $10.4 million and cash paid for acquisitions of $83.4 million for the Pulliam Transaction, Summit Point Transaction, Keystone Woods and Wynnfield Crossing Transaction, and GreenTree at Kokomo Transaction offset by proceeds from the Spring Meadows Transaction of $15.8 million and net distributions from joint ventures of $0.6 million. For fiscal 2010, the net cash used in investing activities primarily resulted from capital expenditures of $8.5 million and $2.0 million for intangible assets acquired in connection with the Signature Transaction offset by distributions from joint ventures of $5.2 million. For fiscal 2009, the net cash used in investing activities primarily resulted from capital expenditures of $8.0 million offset by net investments in joint ventures of $0.7 million.

Financing Activities

The Company had net cash provided by financing activities of $54.4 million in fiscal 2011, and net cash used in financing activities of $8.0 million and $9.2 million in fiscal 2010 and 2009, respectively. The net cash provided by financing activities for fiscal 2011 primarily results from proceeds from notes payable of $64.2 million, of which $59.5 million related to the acquisition of the Pulliam Transaction, Summit Point Transaction, Keystone Woods and Wynnfield Crossing Transaction, and GreenTree at Kokomo Transaction, with the remaining $4.7 million related to insurance policy financings and $0.8 million resulted from proceeds and excess tax benefits from the issuance of common stock, offset by repayments of notes payable of $6.7 million, payments on capital lease obligations of $0.1 million, additions to restricted cash of $2.8 million, and deferred financing charges paid of $1.0 million. For fiscal 2010, the net cash used in financing activities primarily resulted from net repayments of notes payable of $6.5 million and additions to restricted cash of $4.2 million offset by $2.0 million in lease incentives from the Signature Transaction, an increase in capital lease obligations of $0.2 million, and proceeds and excess tax benefits from the issuance of common stock of $0.5 million. For fiscal 2009, the net cash used in financing activities primarily resulted from net repayments of notes payable of $6.4 million, additions to restricted cash of $2.2 million, and purchases of treasury stock of $0.9 million offset by proceeds and excess tax benefits from the issuance of common stock of $0.3 million.

Disclosures About Contractual Obligations

The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2011 (in thousands):

	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Long-term debt, including interest expense	$21,613	$37,328	$139,381	$101,995	$300,317
Operating and capital leases	58,696	116,197	94,444	258,294	527,631

Total contractual cash obligations	$80,309	$153,525	$233,825	$360,289	$827,948

Long-term debt relates to the aggregate maturities of the Company’s notes payable. The Company leases its corporate headquarters, an executive office in New York, 49 senior living communities and certain automobiles and equipment used at the Company’s communities.

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

The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of December 31, 2011, the Company had $233.1 million in outstanding debt comprised solely of fixed rate debt instruments. In addition, as of December 31, 2011, the Company had $522.8 million in future facility lease obligations with contingent rent increases on certain leases based on changes in the consumer price index or certain operational performance measures.

Changes in interest rates would affect the fair market value of the Company’s fixed rate debt instruments, but would not have an impact on the Company’s earnings or cash flows. Increases in the consumer price index could have an effect on future facility lease expense if the leased community exceeds the contingent rent escalation thresholds set forth in each of the Company’s lease agreements.

The following table summarizes information on the Company’s debt instruments outstanding as of December 31, 2011. The table presents the principal due and weighted average interest rates by expected maturity date for the Company’s debt instruments by fiscal year.

Principal Amount and Average Interest Rate by Expected Maturity Date at December 31, 2011 ($ in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate debt	$8,196	$5,966	$5,641	$123,224	$1,828	$88,281	$233,136	$237,536
Average interest rate	5.8%	5.8%	5.8%	5.4%	5.4%	5.4%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company are included under Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included as part of this Annual Report on Form 10-K. The Ernst & Young LLP report is on page F-29 of this report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.*

ITEM 11.	EXECUTIVE COMPENSATION.*

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.*

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.*

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.*

*Information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2012 Annual Meeting of Stockholders of Capital Senior Living Corporation, which is to be filed with SEC pursuant to Regulation 14A under the Exchange Act. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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

Date: March 12, 2012

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

Signature	Title	Date

/s/ LAWRENCE A. COHEN Lawrence A. Cohen	Chief Executive Officer and Vice Chairman of the Board (Principal Executive Officer)	March 12, 2012

/s/ KEITH N. JOHANNESSEN Keith N. Johannessen	President and Chief Operating Officer and Director	March 12, 2012

/s/ RALPH A. BEATTIE Ralph A. Beattie	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2012

/s/ JAMES A. MOORE James A. Moore	Chairman of the Board	March 12, 2012

/s/ PHILIP A. BROOKS Philip A. Brooks	Director	March 12, 2012

/s/ CRAIG F. HARTBERG Craig F. Hartberg	Director	March 12, 2012

/s/ E. RODNEY HORNBAKE E. Rodney Hornbake	Director	March 12, 2012

/s/ JILL M. KRUEGER Jill M. Krueger	Director	March 12, 2012

/s/ RONALD A. MALONE Ronald A. Malone	Director	March 12, 2012

/s/ MICHAEL W. REID Michael W. Reid	Director	March 12, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Capital Senior Living Corporation

We have audited the accompanying consolidated balance sheets of Capital Senior Living Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for the each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Senior Living Corporation at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capital Senior Living Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2012, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Dallas, Texas

March 12, 2012

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$22,283	$31,248
Restricted cash	9,102	6,334
Accounts receivable, net	4,526	3,777
Accounts receivable from affiliates	708	911
Federal and state income taxes receivable	5,438	3,962
Deferred taxes	1,479	1,290
Property tax and insurance deposits	11,395	11,059
Prepaid expenses and other	6,068	4,896

Total current assets	60,999	63,477
Property and equipment, net	365,459	295,449
Deferred taxes	5,782	3,478
Investments in unconsolidated joint ventures	1,070	2,224
Other assets, net	29,016	18,153

Total assets	$462,326	$382,781

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,297	$1,951
Accounts payable to affiliates	314	—
Accrued expenses	19,086	16,125
Current portion of notes payable	8,196	5,645
Current portion of deferred income	8,740	7,242
Current portion of capital lease obligations	50	135
Customer deposits	1,530	1,299

Total current liabilities	40,213	32,397
Deferred income	26,175	14,493
Capital lease obligations, net of current portion	31	83
Other long-term liabilities	1,826	1,959
Notes payable, net of current portion	224,940	170,026
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares — 65,000; issued and outstanding shares 27,699 and 27,083 in 2011 and 2010, respectively	280	274
Additional paid-in capital	135,301	133,014
Retained earnings	34,494	31,469
Treasury stock, at cost — 350 shares in 2011 and 2010	(934)	(934)

Total shareholders’ equity	169,141	163,823

Total liabilities and shareholders’ equity	$462,326	$382,781

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Revenues:
Resident and health care revenue	$256,584	$196,936	$171,194
Unaffiliated management services revenue	—	60	72
Affiliated management services revenue	883	2,044	2,698
Community reimbursement revenue	6,035	12,889	18,027

Total revenues	263,502	211,929	191,991
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	154,042	119,614	104,790
General and administrative expenses	13,198	11,535	11,883
Facility lease expense	52,233	34,253	25,872
Provision for bad debts	287	174	344
Stock-based compensation expense	1,497	919	1,201
Depreciation and amortization	18,299	14,030	13,262
Community reimbursement expense	6,035	12,889	18,027

Total expenses	245,591	193,414	175,379

Income from operations	17,911	18,515	16,612
Other income (expense):
Interest income	102	48	67
Interest expense	(11,900)	(11,241)	(11,819)
Gain on disposition of assets, net	171	—	—
Gain on settlement of debt	—	684	—
Equity in (losses) earnings of unconsolidated joint ventures	(760)	(331)	107

Income before provision for income taxes	5,524	7,675	4,967
Provision for income taxes	(2,499)	(3,421)	(2,208)

Net income	$3,025	$4,254	$2,759

Per share data:
Basic income per share	$0.11	$0.16	$0.10

Diluted income per share	$0.11	$0.16	$0.10

Weighted average shares outstanding — basic	26,995	26,587	26,257

Weighted average shares outstanding — diluted	27,062	26,687	26,356

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
	(In thousands)
Balance at January 1, 2009	26,679	$267	$130,426	$24,456	$—	$155,149
Exercise of stock options	59	—	254	—	—	254
Restricted stock awards	557	6	—	—	—	6
Stock-based compensation	—	—	1,201	—	—	1,201
Excess tax benefits	—	—	(305)	—	—	(305)
Treasury stock	(350)	—	—	—	(934)	(934)
Net income	—	—	—	2,759	—	2,759

Balance at December 31, 2009	26,945	273	131,576	27,215	(934)	158,130
Exercise of stock options	100	1	358	—	—	359
Restricted stock awards	38	—	—	—	—	—
Stock-based compensation	—	—	919	—	—	919
Excess tax benefits	—	—	161	—	—	161
Net income	—	—	—	4,254	—	4,254

Balance at December 31, 2010	27,083	274	133,014	31,469	(934)	163,823
Exercise of stock options	231	2	499	—	—	501
Restricted stock awards	385	4	—	—	—	4
Stock-based compensation	—	—	1,497	—	—	1,497
Excess tax benefits	—	—	291	—	—	291
Net income	—	—	—	3,025	—	3,025

Balance at December 31, 2011	27,699	$280	$135,301	$34,494	$(934)	$169,141

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Operating Activities
Net income	$3,025	$4,254	$2,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,299	14,030	13,251
Amortization of contract rights	—	—	11
Amortization of deferred financing charges	352	330	335
Amortization of deferred lease costs and lease intangibles	1,710	1,005	371
Deferred income	(2,669)	(3,034)	(2,645)
Deferred income taxes	(2,493)	4,221	3,125
Equity in the losses (earnings) of unconsolidated joint ventures	760	331	(107)
Gain on settlement of debt	—	(684)	—
Gain on disposition of assets, net	(171)	—	—
Provision for bad debts	287	174	344
Stock compensation expense	1,497	919	1,201
Changes in operating assets and liabilities:
Accounts receivable	(1,036)	(611)	125
Accounts receivable from affiliates	203	(487)	728
Property tax and insurance deposits	(336)	(2,584)	—
Prepaid expenses and other	(1,172)	(931)	1,920
Other assets	(6,548)	(2,670)	(794)
Accounts payable	660	(86)	117
Accrued expenses	2,961	3,838	(1,374)
Federal and state income taxes receivable/payable	(1,476)	(2,469)	566
Customer deposits	231	4	(298)

Net cash provided by operating activities	14,084	15,550	19,635
Investing Activities
Capital expenditures	(10,472)	(8,447)	(8,049)
Cash paid for acquisitions	(83,450)	(2,000)	—
Proceeds from Spring Meadows Transaction	15,844	—	—
Proceeds from sale of assets	—	—	1
Contributions to joint ventures	(801)	—	—
Distributions from joint ventures	1,442	5,165	744

Net cash used in investing activities	(77,437)	(5,282)	(7,304)
Financing Activities
Proceeds from notes payable	64,202	3,591	1,926
Repayments of notes payable	(6,737)	(10,154)	(8,324)
Cash payments for capital lease obligations	(137)	(22)	—
Increase in restricted cash	(2,768)	(4,167)	(2,167)
Cash proceeds from the issuance of common stock	505	359	223
Excess tax benefits on stock options exercised	291	161	37
Deferred financing charges paid	(968)	—	—
Lease incentive from Signature Transaction	—	2,000	—
Increase in capital lease obligations	—	240	—
Purchases of treasury stock	—	—	(934)

Net cash provided by (used in) financing activities	54,388	(7,992)	(9,239)

(Decrease) Increase in cash and cash equivalents	(8,965)	2,276	3,092
Cash and cash equivalents at beginning of year	31,248	28,972	25,880

Cash and cash equivalents at end of year	$22,283	$31,248	$28,972

Supplemental Disclosures
Cash paid during the year for:
Interest	$11,266	$10,949	$11,464

Income taxes	$6,810	$2,328	$530

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

1.	Organization

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior living communities throughout the United States. As of December 31, 2011, the Company operated 84 senior living communities in 23 states with an aggregate capacity of approximately 11,800 residents, including 35 senior living communities which the Company either owned or in which the Company had an ownership interest and 49 senior living communities that the Company leased. As of December 31, 2011, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company accounts for significant investments in unconsolidated companies, in which the Company has significant influence, using the equity method of accounting.

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

Long-Lived Assets

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers internal factors such as net operating losses along with external factors relating to each asset, including contract changes, local market developments, and other publicly available information. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount the carrying value exceeds the fair market value, generally based on discounted cash flows, of the long-lived asset. The Company analyzed certain long-lived assets with operating losses, under the undiscounted cash flow method, for impairment. Based on this analysis, the Company does not believe there are any indicators that would require an adjustment to the carrying value of the property and equipment or their remaining useful lives as of December 31, 2011 and 2010.

Assets Held for Sale

Assets are classified as held for sale when the Company has committed to selling the asset and believes that it will be disposed of within one year. The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The fair values of properties are generally determined based on market rates, industry trends and recent comparable sales transactions. The actual sales price of these assets could differ significantly from the Company’s estimates. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value and whether the assets continue to meet the criteria to be classified as held for sale. Based on this evaluation, at December 31, 2011 the Company reclassified one parcel of land that was previously classified as held for sale to Property and equipment, net, within the Consolidated Balance Sheets.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting. The Company owns member interests in three joint ventures at December 31, 2011. The Company has not consolidated these joint venture interests because the Company has concluded that the other members of each joint venture have substantive kick-out rights or substantive participating rights. Under the equity method of accounting, the Company records its investments in unconsolidated joint ventures at cost and adjusts such investments for its share of earnings and losses of the joint ventures.

Development Agreement Guarantees

The Company, on three joint venture developments, has guarantees that the communities will be completed and operated at the budgeted costs approved by the joint venture members. These costs include the hard and soft construction costs and operating costs until each community reaches breakeven. The budgeted costs include contingency reserves for potential costs overruns and other unforeseen costs. The terms of these guarantees generally do not provide for a limitation on the maximum potential future payments. These joint venture communities are currently in lease up and one of the joint ventures had exhausted its lease up reserve. The Company will be required to fund any operating deficits until the joint venture reaches breakeven for three consecutive months. Any amounts funded by the Company under this commitment, up to $0.5 million, may be recoverable from the joint venture in the event of liquidation. As of December 31, 2011, the Company had recognized deficit charges of approximately $1.0 million under these development agreement guarantees. During the third quarter of fiscal 2011, the Company met the breakeven requirements of the development agreement guarantees for two of these joint venture developments resulting in full satisfaction and termination of these respective guarantees.

Income Taxes

At December 31, 2011, the Company had recorded on its consolidated balance sheet net deferred tax assets of $7.3 million. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. The Company has evaluated future expectations of income and believes based upon this analysis that the realization of the net deferred tax assets is reasonably assured and therefore has not provided for a valuation allowance. However, the benefits of the net deferred tax assets might not be realized if actual results differ from expectations.

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

Revenues from the Medicare and Medicaid programs accounted for approximately 5% of the Company’s revenue in each of fiscal 2011 and 2010 and 6% of the Company’s revenue in fiscal 2009. As of December 31, 2011, fourteen of the Company’s communities are providers of services under the Medicaid program. Accordingly, the communities are entitled to reimbursement under the foregoing program at established rates that are

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lower than private pay rates. Patient service revenue for Medicaid patients is recorded at the reimbursement rates as the rates are set prospectively by the state upon the filing of an annual cost report. Two of the Company’s communities are providers of services under the Medicare program and are entitled to payment under the program in amounts determined based upon rates established by the federal government.

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

Management services revenue is recognized when earned. Management services revenue relates to providing certain management and administrative support services under management contracts, which have terms expiring through 2026.

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

Lease Accounting

The Company determines whether to account for its leases as operating, capital or financing leases depending on the underlying terms of the lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. The lease rates under the Company’s lease agreements are subject to certain conditional escalation clauses which are recognized when probable or incurred and are based on changes in the consumer price index or certain operational performance measures. As of December 31, 2011, the Company leased 49 communities and classified each of the leases as an operating lease. The Company incurs lease acquisition costs and amortizes these costs over the term of the lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions and as such any related gains have been deferred and are being amortized over the lease term.

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

Employee Health and Dental Benefits

The Company offers certain full-time employees an option to participate in the Company’s self-insured health and dental plans. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior living communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred at December 31, 2011; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended December 31, 2011, 2010, and 2009 were $7.9 million, $6.5 million, and $5.6 million, respectively, and are included as a component of Operating expenses within the Consolidated Statements of Income.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Year Ended December 31,
	2011	2010	2009
Net income	$3,025	$4,254	$2,759
Net income allocated to unvested restricted shares	(67)	(73)	(67)

Undistributed net income allocated to common shares	$2,958	$4,181	$2,692

Weighted average shares outstanding — basic	26,995	26,587	26,257
Effects of dilutive securities:
Employee equity compensation plans	67	100	99

Weighted average shares outstanding — diluted	27,062	26,687	26,356

Basic income per share	$0.11	$0.16	$0.10

Diluted income per share	$0.11	$0.16	$0.10

Awards of unvested restricted stock representing approximately 0.6 million, 0.5 million, and 0.6 million shares were outstanding for the fiscal years ended December 31, 2011, 2010, and 2009, respectively, and were included in the computation of allocable net income.

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

On May 8, 2007, the Company’s stockholders approved the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (the “2007 Plan”) which provides for, among other things, the grant of

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted stock awards and stock options to purchase shares of the Company’s common stock. The 2007 Plan authorizes the Company to issue up to 2.6 million shares of common stock and the Company has reserved 1.5 million shares of common stock for future issuance pursuant to awards under the 2007 Plan. Effective May 8, 2007, the 1997 Omnibus Stock and Incentive Plan (as amended, the “1997 Plan”) was terminated and no additional shares will be granted under the 1997 Plan. The Company has reserved 0.5 million shares of common stock for future issuance upon the exercise of outstanding stock options pursuant to the 1997 Plan.

Recently Issued Accounting Guidance

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU specifies that when financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective for business combinations with acquisition dates on or after January 1, 2011. The Company adopted this update in fiscal 2011.

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

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related footnotes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions. The Company believes revenue recognition, investments in unconsolidated joint ventures, leases, long-lived assets, self-insured employee benefits, and income taxes are its most critical accounting policies and require management’s most difficult, subjective and complex judgments.

3.	Transactions with Affiliates

SHPII/CSL Transactions

In November 2004, the Company formed SHPII/CSL with SHPII. SHPII/CSL was owned 95% by SHPII and 5% by the Company. In November 2004, SHPII/CSL acquired the Spring Meadows Communities which currently comprise 628 units with a combined capacity of 758 residents. The Company contributed $1.3 million for its interests in SHPII/CSL. The Company accounted for its investment in SHPII/CSL under the equity method of accounting.

The Company was party to the SHPII/CSL Management Agreements with SHPII/CSL, which collectively owned and operated the Spring Meadows Communities. The SHPII/CSL Management Agreements extended until various dates through November 2014. The SHPII/CSL Management Agreements generally provided for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. On April 8, 2011, SHPII/CSL closed the Spring Meadows Transaction. Upon closing the sale, the Company leased the Spring Meadows Communities from HCN. For additional information, refer to Note 4, “Facility Lease Transactions.”

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

In November 2007, the Company and SHPIII formed SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 96 independent living units and 45 assisted living units and opened in April 2009. The Company contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest and accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting. The Company contributed land to SHP III/CSL Richmond Heights as a capital contribution during formation of the joint venture in November 2007 resulting in a $0.2 million gain to the Company. The gain had been deferred when the land was initially contributed to SHP III/CSL Richmond Heights due to the continuing involvement of the Company as a result of a development agreement guarantee. The Company met the breakeven requirements of the development agreement guarantee during the third quarter of fiscal 2011 resulting in full satisfaction and termination of the guarantee and recognition of the deferred gain as a component of Gain on disposition of assets, net, within the Company’s Consolidated Statement of Income.

In December 2007, the Company and SHPIII formed SHPIII/CSL Levis Commons to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 101 independent living units and 45 assisted living units and opened in April 2009. The Company contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest and accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting.

The Company is party to the SHPIII/CSL Management Agreements with SHPIII/CSL. The SHPIII/CSL Management Agreements are for initial terms of ten years from the date the certificate of occupancy was issued and currently extend until various dates through January 2019. The SHPIII/CSL Management Agreements generally provide for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities.

4.	Facility Lease Transactions

The Company currently leases 49 senior living communities from certain REITs. The lease terms are generally for 10-15 years with renewal options for 5-20 years at the Company’s option.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under these lease agreements the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. The following table summarizes each of the Company’s lease agreements (dollars in millions):

Landlord	Date of Lease	Number of Communities	Value of Transaction	Term	Initial Lease Rate(1)	Lease Acquisition Costs(2)	Deferred Gains/Lease Concessions(3)
Ventas	September 30, 2005	6	$84.6	10 years (Two five-year renewals)	8%	$1.4	$4.6
Ventas	October 18, 2005	1	19.5	10 years (Two five-year renewals)	8%	0.2	—
Ventas	March 31,2006	1	29.0	10 years (Two five-year renewals)	8%	0.1	14.3
Ventas	June 8, 2006	1	19.1	9.5 years (Two five-year renewals)	8%	0.4	—
Ventas	January 31, 2008	1	5.0	10 years (Two five-year renewals)	7.75%	0.2	—
HCP	May 1, 2006	3	54.0	(4) (Two ten-year renewals)	8%	0.2	12.8
HCP	May 31, 2006	6	43.0	10 years (Two ten-year renewals)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	(4) (Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	(4) (Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	(4) (Two ten-year renewals)	7.25%	0.1	—
HCN	April 16, 2010	5	48.5	15 years (One 15-year renewal)	8.25%	0.6	0.8
HCN	May 1, 2010	3	36.0	15 years (One 15-year renewal)	8.25%	0.2	0.4
HCN	September 10, 2010	12	104.6	15 years (One 15-year renewal)	8.5%	0.4	2.0
HCN	April 8, 2011	4	141.0	15 years (One 15-year renewal)	7.25%	0.9	16.1

Subtotal						5.9	51.6
Accumulated amortization through December 31, 2011						(2.2)	—
Accumulated deferred gain recognized through December 31, 2011						—	(19.5)

Net lease acquisition costs / deferred gains / lease concessions as of December 31, 2011						$3.7	$32.1

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as set forth in each lease agreement.

(2)	Lease acquisition costs are being amortized over the leases’ initial term.

(3)	Deferred gains of $49.0 million and lease concessions of $2.6 million are being recognized in the Company’s Consolidated Statements of Income as a reduction in facility lease expense over the leases’ initial term. Lease concessions of $0.6 million relate to the HCP transaction on May 31, 2006, and $2.0 million relate to the Signature Transaction on September 10, 2010.

(4)	Initial lease term expires on October 31, 2018.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Facility lease expense in the Company’s Statements of Income includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives.

Spring Meadows

On April 8, 2011, SHPII/CSL sold the Spring Meadows Communities in a sale/leaseback transaction to HCN. Upon closing the sale, the Company leased the four Spring Meadows Communities from HCN. This lease was effective April 8, 2011, and has an initial term of 15 years, with one 15-year renewal extension available at the Company’s option. The initial lease rate is 7.25% and is subject to certain conditional lease escalation clauses. The Company incurred $0.9 million, in lease acquisition costs, which have been deferred and are being amortized over the initial 15-year lease term. The Company has accounted for this lease as an operating lease. As a result of this transaction, the Company received cash proceeds, including incentive distributions, from the sale by SHPII/CSL of approximately $17.0 million, net of closing costs, resulting in a gain to the Company of approximately $16.1 million, which has been deferred and is being recognized in the Company’s Consolidated Statements of Income as a reduction in facility lease expense over the initial 15-year lease term. The Company may receive additional proceeds after the joint venture settles customary post-closing costs.

Signature

On September 10, 2010, the Company executed an asset purchase agreement with Signature Assisted Living of Texas, LLC (“Signature”) to acquire its leasehold interests in 12 senior housing communities owned by HCN. Simultaneously with closing, the Company executed a Master Lease Agreement with HCN for the 12 communities (the “Master Lease Agreement”). The Master Lease Agreement has an initial term of 15 years with one 15-year renewal extension available at the Company’s option. The initial lease rate is 8.5% and is subject to certain conditional escalation clauses. The Company has accounted for this lease as an operating lease. The Company recorded a lease incentive from HCN equal to the value of the intangible assets acquired from Signature. The intangible assets acquired and the corresponding lease incentive of $2.0 million was recorded based on fair value estimates. The intangible assets were recorded within other assets, net, and are being amortized over their respective useful lives. The lease incentive was recorded within other long-term liabilities and is being amortized over the initial lease term as a reduction in facility lease expense. Additionally, the Company incurred $0.6 million in lease transaction costs, of which $0.4 million have been deferred and are being amortized as a reduction in facility lease expense over the initial 15-year lease term.

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

Midwest I

On April 16, 2010, the Company and GE Healthcare sold its respective ownership interests in Midwest I to HCN in a sale/leaseback transaction of five senior living communities owned by subsidiaries of Midwest I. Upon closing the sale, the Company leased the five senior housing communities from HCN. This lease was effective April 16, 2010, and has an initial term of 15 years, with one 15-year renewal extension available at the Company’s option. The initial lease rate is 8.25% and is subject to certain conditional escalation clauses. The Company incurred $0.6 million in lease acquisition costs, which have been deferred and are being amortized in the Company’s Consolidated Statements of Income over the initial 15-year lease term. The Company has accounted for this lease as an operating lease. As a result of this sale/leaseback transaction, the Company received cash proceeds of approximately $3.2 million, net of closing costs, resulting in a gain to the Company of approximately $0.8 million, which has been deferred and is being recognized in the Company’s Consolidated Statements of Income as a reduction in facility lease expense over the initial 15-year lease term.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Midwest II

On April 30, 2010, the Company and GE Healthcare sold its respective ownership interests in Midwest II to HCN in a sale/leaseback transaction of three senior living communities owned by subsidiaries of Midwest II. Upon closing the sale, the Company leased the three senior housing communities from HCN. This lease was effective May 1, 2010, and has an initial term of 15 years, with one 15-year renewal extension available at the Company’s option. The initial lease rate is 8.25% and is subject to certain conditional escalation clauses. The Company incurred $0.2 million in lease acquisition costs, which have been deferred and are being amortized in the Company’s Consolidated Statements of Income over the initial 15-year lease term. The Company has accounted for this lease as an operating lease. As a result of this sale/leaseback transaction, the Company received cash proceeds of approximately $1.3 million, net of closing costs, resulting in a gain to the Company of approximately $0.4 million, which has been deferred and is being recognized in the Company’s Consolidated Statements of Income as a reduction in facility lease expense over the initial 15-year lease term.

5. Acquisitions

Effective October 19, 2011, the Company closed the Pulliam Transaction for $30.0 million. These communities consist of 56 independent living units and 141 assisted living units. The Company incurred approximately $0.4 million in transaction costs related to this acquisition which have been included in General and administrative expenses within the Consolidated Statement of Income. The Company obtained financing through Fannie Mae for $22.1 million of the acquisition price at a fixed rate of 4.92% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective August 1, 2011, the Company closed the Summit Point Transaction for $27.3 million. This community consists of 100 independent living units and 50 assisted living units. The Company incurred approximately $0.2 million in transaction costs related to this acquisition which have been included in General and administrative expenses within the Consolidated Statement of Income. The Company obtained interim financing through KeyBank on August 1, 2011, for $19.0 million of the acquisition price at a variable rate of LIBOR plus 2.25% with a maturity date of December 31, 2011, with the balance of the acquisition price paid from the Company’s existing cash resources. The Company obtained long-term fixed rate financing through Fannie Mae on September 27, 2011, for $19.0 million to replace the KeyBank interim loan at a fixed rate of 4.92% with a 10-year term.

Effective July 29, 2011, the Company closed the Keystone Woods and Wynnfield Crossing Transaction for $16.0 million. These communities consist of 109 assisted living units. The Company incurred approximately $0.3 million in transaction costs related to this acquisition which have been included in General and administrative expenses within the Consolidated Statement of Income. The Company obtained financing through Fannie Mae on July 29, 2011, for $6.75 million of the acquisition price for the property located in Rochester, Indiana, at a fixed rate of 5.69% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources. The Company obtained financing through Fannie Mae on September 27, 2011, for $4.8 million of the acquisition price for the property located in Anderson, Indiana, at a fixed rate of 4.97% with a 10-year term with the balance being paid from the Company’s existing cash resources.

Effective July 15, 2011, the Company closed the GreenTree at Kokomo Transaction for $10.2 million. This community consists of 78 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in General and Administrative expenses within the Consolidated Statement of Income. The Company obtained financing through Fannie Mae on July 29, 2011, for $6.75 million of the acquisition price at a fixed rate of 5.69% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

As a result of these acquisitions, for which the purchase accounting is preliminary as it is subject to final valuation adjustments, during fiscal 2011 the Company recorded additions to Property and equipment, net, of $75.1 million and Other assets, net, primarily consisting of in-place lease intangibles, of $8.3 million within the Consolidated Balance Sheet which will be depreciated or amortized over the estimated useful lives.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2011, these acquisitions generated $7.4 million of revenue and $(2.4) million of losses before income taxes which are included in the Company’s Consolidated Statement of Income from the dates of acquisition. Losses before income taxes primarily result from the amortization of in-place lease intangibles during fiscal 2011. The unaudited pro forma combined results of operations have been prepared as if the acquisitions had occurred on January 1, 2010, as follows (in thousands):

	December 31,
	2011	2010
Total revenues	$277,555	$231,814
Income (loss) before provision for income taxes	$11,464	$(835)

The unaudited pro forma consolidated amounts are presented for informational purposes only and do not necessarily reflect the results of operations of the Company that would have actually resulted had the acquisitions occurred on January 1, 2010.

6.	Property and Equipment

Property and equipment consists of the following (in thousands):

		December 31,
	Asset Lives	2011	2010
Land		$22,925	$18,141
Land improvements	5 to 20 years	3,253	1,315
Buildings and building improvements	10 to 40 years	400,656	332,413
Furniture and equipment	5 to 10 years	20,371	15,670
Automobiles	5 to 7 years	1,874	1,671
Leasehold improvements	(1)	25,395	20,344
Construction in progress		565	180

		475,039	389,734
Less accumulated depreciation and amortization.		109,580	94,285

Property and equipment, net		$365,459	$295,449

(1)	Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining lease term.

Furniture and equipment includes $2.3 million of capitalized computer software development costs at December 31, 2011 and 2010 of which $1.7 million and $1.2 million has been amortized and is included as a component of accumulated depreciation and amortization at December 31, 2011 and 2010, respectively. Automobiles include $0.2 million and $0.3 million of assets under capital lease at December 31, 2011 and 2010,

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, of which $34,000 and $12,000 has been amortized and is included as a component of accumulated depreciation and amortization at December 31, 2011 and 2010, respectively.

7.	Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2011	2010
Deferred loan costs, net	$2,412	$1,796
Deferred lease costs, net	3,667	3,201
Security and other deposits	13,560	11,773
In-place lease intangibles, net	5,542	1,383
Other	3,835	—

	$29,016	$18,153

In connection with the Company’s acquisitions, subject to final valuation adjustments, the Company recorded additions to in-place lease intangibles in order to reflect the value associated with the resident operating leases acquired. In-place lease intangibles are being amortized over the estimated remaining useful life of the respective resident operating leases. The value of in-place leases includes lost revenue that would be realized if the resident operating leases were to be replaced by the Company. At December 31, 2011 and 2010, the Company had gross in-place lease intangibles of $10.3 million and $2.0 million, respectively. Accumulated amortization was $4.8 million and $0.6 million at December 31, 2011 and 2010, respectively. The unamortized balance at December 31, 2011, is expected to be fully amortized during fiscal 2012.

8.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2011	2010
Accrued salaries, bonuses and related expenses	$5,508	$4,368
Accrued property taxes	8,941	7,470
Accrued interest	1,150	913
Accrued health claims and workers comp	1,327	1,258
Accrued professional fees	618	740
Other	1,542	1,376

	$19,086	$16,125

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Notes Payable

Notes payable consists of the following (in thousands):

Lender	Average Monthly Payment	Net Book Value Of Collateral(1)	Interest Rate		Maturity Date	Notes Payable December 31,
						2011	2010
Freddie Mac	$728	$171,035	6.29%		July 2015	$98,920	$101,270
Berkadia (formerly Capmark)	239	42,110	5.46		August 2015	33,815	34,787
Freddie Mac	60	7,364	5.75		March 2017	9,031	9,216
Fannie Mae	178	44,599	5.91		May 2017	28,261	28,692
Fannie Mae	78	17,227	5.69		August 2021	13,447	—
Fannie Mae	127	30,138	4.97		October 2021	23,753	—
Fannie Mae	117	26,948	4.92		November 2021	22,036	—
TCF	1	13	7.55		January 2014	12	—
Insurance Financing	—	—	3.30		May 2011	—	1,706
Insurance Financing	122	—	2.95		February 2012	242	—
Insurance Financing	44	—	2.87		October 2012	436	—
Insurance Financing	216	—	2.26		March 2013	3,183	—

	$1,910		5.73	%(2)		233,136	175,671

Less current portion						8,196	5,645

						$224,940	$170,026

(1)	31 of the facilities owned by the Company are encumbered by mortgage debt and are provided as collateral under their respective loan agreements.

(2)	Weighted average interest rate on current debt outstanding.

The aggregate scheduled maturities of notes payable at December 31, 2011, are as follows (in thousands):

2012	8,196
2013	5,966
2014	5,641
2015	123,224
2016	1,828
Thereafter	88,281

$233,136

On December 1, 2011, the Company renewed certain insurance policies and entered into a finance agreement totaling $3.5 million. The finance agreement has a fixed interest rate of 2.264% with principal being repaid over a 15-month term.

On October 31, 2011, the Company renewed certain insurance policies and entered into a finance agreement totaling $0.5 million. The finance agreement has a fixed interest rate of 2.87% with principal being repaid over an 11-month term.

On October 19, 2011, the Company obtained $22.1 million of mortgage debt on three senior living communities with Fannie Mae. The new mortgage loans each have a ten-year term with interest rates fixed at 4.92% with principal amortized over a 30-year term and are cross-collateralized and cross-defaulted. The Company incurred $0.3 million in deferred financing costs related to these loans, which is being amortized over ten years.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On July 29, 2011, the Company obtained $13.5 million of mortgage debt on two senior living communities with Fannie Mae. The new mortgage loans each have a ten-year term with interest rates fixed at 5.69% and with principal amortized over a 30-year term. The loans are cross-collateralized and cross-defaulted with the $4.8 million mortgage loan obtained by the Company with Fannie Mae on September 27, 2011. The Company incurred $0.2 million in deferred financing costs related to these loans, which is being amortized over ten years. In conjunction with the acquisition of these senior living communities the Company assumed $0.1 million in promissory notes for three vehicles that are used for transportation of employees and residents. The blended interest rate is 7.55% and the outstanding balance has been included within the Company’s Consolidated Balance Sheet as a component of Notes Payable at December 31, 2011.

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

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the life of the notes. At December 31, 2011 and 2010, the Company had gross deferred loan costs of $4.3 million and $3.3 million, respectively. Accumulated amortization was $1.9 million and $1.5 million at December 31, 2011 and 2010, respectively. Amortization expense is expected to be $0.4 million in each of the next five fiscal years.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of certain promissory notes. The Company was in compliance with all of its debt covenants at December 31, 2011 and 2010.

10.	Equity

Preferred Stock

The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Board without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of December 31, 2011 and 2010.

Share Repurchases

On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. Shares of stock repurchased under the program will be held as treasury shares. Pursuant to this authorization, during fiscal 2009, the Company purchased 349,800 shares at an average cost of $2.67 per share for a total cost to the Company of approximately $0.9 million. All such purchases were made in open market transactions. The Company did not purchase any shares of its common stock pursuant to the Company’s share repurchase program during fiscal 2011 or 2010.

11.	Stock-Based Compensation

Stock Options

The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for employees, officers and directors and to align stockholder and employee interest. The Company’s options generally vest over one to five years and the related expense is amortized on a straight-line basis over the vesting period.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2011, 2010, and 2009 is presented below:

	Outstanding at Beginning of Year	Granted	Exercised	Forfeited	Outstanding End of Year	Options Exercisable
December 31, 2011
Shares	516,334	—	231,234	—	285,100	285,100
Weighted average price	$4.44	$—	$2.17	$—	$6.28	$6.28
December 31, 2010
Shares	642,120	—	99,752	26,034	516,334	516,334
Weighted average price	$4.34	$—	$3.58	$5.21	$4.44	$4.44
December 31, 2009
Shares	895,334	—	59,245	193,969	642,120	642,120
Weighted average price	$4.83	$—	$3.67	$6.81	$4.34	$4.34

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The options outstanding and the options exercisable at December 31, 2011, 2010, and 2009, had an intrinsic value of $0.5 million, $1.2 million, and $0.9 million, respectively. All stock options outstanding are fully vested.

The following table summarizes information relating to the Company’s options outstanding and options exercisable as of December 31, 2011.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at End of Year	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at End of Year	Weighted Average Exercise Price
$3.02	3,000	1.39	$3.02	3,000	$3.02
$3.37	4,000	1.33	$3.37	4,000	$3.37
$3.70	3,000	0.37	$3.70	3,000	$3.70
$3.75	2,000	0.24	$3.75	2,000	$3.75
$4.50	1,000	2.58	$4.50	1,000	$4.50
$4.85	6,000	2.38	$4.85	6,000	$4.85
$5.90	6,000	3.36	$5.90	6,000	$5.90
$6.30	251,100	1.92	$6.30	251,100	$6.30
$10.97	9,000	4.35	$10.97	9,000	$10.97

$3.02 to $10.97	285,100	2.00	$6.28	285,100	$6.28

Restricted Stock

The Company may grant restricted stock awards to employees, officers, and directors in order to attract, retain, and provide incentives for such individuals and to more closely align stockholder and employee interests. For restricted stock awards without performance-based vesting conditions, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period, which is generally a period of three to four years, but such awards are considered outstanding at the time of grant since the holders thereof are entitled to dividends and voting rights. For restricted stock awards with performance-based vesting conditions, total compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as if the award is, in substance, multiple awards once the performance target is deemed probable of achievement. Performance goals are evaluated periodically and if such goals are not ultimately met or it is not probable the goals will be achieved, no compensation expense is recognized and any previously recognized compensation expense is reversed.

The Company recognizes compensation expense of a restricted stock award over its respective vesting or performance period based on the fair value of the award on the grant date, net of forfeitures. A summary of the Company’s restricted common stock awards activity and related information for the year ended December 31, 2011, is presented below:

	Outstanding at Beginning of Year	Issued	Vested	Forfeited	Outstanding End of Year
December 31, 2011
Shares	449,893	400,580	207,961	16,070	626,442
December 31, 2010
Shares	649,207	59,000	236,742	21,572	449,893
December 31, 2009
Shares	251,632	561,625	159,050	5,000	649,207

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The restricted stock outstanding at December 31, 2011, 2010, and 2009, had an intrinsic value of $5.0 million, $3.0 million, and $3.3 million, respectively.

During fiscal 2011, the Company awarded 400,580 shares of restricted common stock to certain employees and directors of the Company. The average market value of the common stock on the date of grant was $8.37. These awards of restricted shares vest over a one to four-year period and had an intrinsic value of $3.3 million on the date of issue.

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

The Company has total stock-based compensation expense, net of estimated forfeitures, of $1.2 million not recognized for the year ended December 31, 2011, and expects this expense to be recognized over approximately a one to four-year period.

12.	Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$3,441	$(1,184)	$(1,125)
State	1,739	383	477
Deferred:
Federal	(1,791)	3,327	2,263
State	(890)	895	593

	$2,499	$3,421	$2,208

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes differed from the amounts of income tax provision determined by applying the U.S. federal statutory income tax rate to income before benefit for income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Tax provision at federal statutory rates	$1,878	$2,610	$1,689
State income tax expense, net of federal effects	489	844	706
Federal and state income tax return true up	47	(40)	(196)
State effective rate changes	71	—	—
Other	14	7	9

	$2,499	$3,421	$2,208

A summary of the Company’s deferred tax assets and liabilities, are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Deferred gains on sale/leaseback transactions	$12,742	$7,636
Depreciation and amortization	181	—
Net operating loss carryforward (expiring up to 2028)	1,155	1,776
Compensation costs	792	1,488
Investments in unconsolidated joint ventures	1,936	2,604
Other	1,462	1,241

Total deferred tax assets	18,268	14,745
Deferred tax liabilities:
Depreciation and amortization	11,007	9,977

Total deferred tax assets, net	$7,261	$4,768

Current deferred tax assets, net	$1,479	$1,290
Long-term deferred tax assets, net	5,782	3,478

Total deferred tax assets, net	$7,261	$4,768

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. The Company has evaluated future expectations of income and believes, based upon this analysis, the realization of net deferred tax assets is reasonably assured and therefore has not provided for a valuation allowance. However, the benefits of the net deferred tax assets might not be realized if actual results differ from expectations.

As of December 31, 2011, the Company has state net operating loss carryforwards of $28.0 million and related deferred tax assets of $1.2 million. The Company is generally no longer subject to federal and state tax audits for years before 2006.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Employee Benefit Plans

The Company has a 401(k) salary deferral plan (the “Plan”) in which all employees of the Company meeting minimum service and age requirements are eligible to participate. Contributions to the Plan are in the form of employee salary deferrals, which are subject to employer matching contributions of up to 2% of the employee’s annual salary. The Company’s contributions are funded semi-monthly to the Plan administrator. Matching contributions of $0.4 million were contributed to the Plan annually in fiscal 2011, 2010, and 2009. The Company incurred administrative expenses related to the Plan of $14,200, $13,750, and $13,100 in fiscal 2011, 2010, and 2009, respectively.

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

15.	Fair Value of Financial Instruments

The carrying amounts and fair values of financial instruments at December 31, 2011 and 2010 are as follows (in thousands):

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$22,283	$22,283	$31,248	$31,248
Restricted cash	9,102	9,102	6,334	6,334
Notes payable	233,136	237,536	175,671	170,466

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

16.	Investments in Unconsolidated Joint Ventures

The Company’s investments in unconsolidated joint ventures consist of the following (in thousands):

	December 31,
	2011	2010
SHPII/CSL member interests	$—	$1,122
SHPIII/CSL Miami member interest	—	36
SHPIII/CSL Richmond Heights member interest	573	536
SHPIII/CSL Levis Commons member interest	497	530

	$1,070	$2,224

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SHPII/CSL:    In November 2004, the Company formed SHPII/CSL with SHPII. Effective as of November 30, 2004, SHPII/CSL acquired the Spring Meadows Communities which currently comprise 628 units with a combined capacity of 758 residents. The Company contributed $1.3 million for its interests in SHPII/CSL. The Company managed the Spring Meadows Communities under long-term management contracts with SHPII/CSL. The Company accounted for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.1 million in fiscal 2011 and $0.3 million in each of fiscal 2010 and 2009. In addition, the Company earned $0.3 million in management fees on the communities in fiscal 2011 and $1.2 million in management fees on the communities in each of fiscal 2010 and 2009. On April 8, 2011, SHPII/CSL closed the Spring Meadows Transaction. Upon closing the sale, the Company leased the Spring Meadows Communities from HCN. For additional information, refer to Note 4, “Facility Lease Transactions.”

SHPIII/CSL Miami:    In May 2007, the Company and SHPIII entered into SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 101 independent living units and 45 assisted living units with a capacity of 196 residents and opened in August 2008. The Company contributed $0.8 million to SHPIII/CSL Miami for its 10% interest. The Company accounts for its investment in SHPIII/CSL Miami under the equity method of accounting and the Company recognized losses in the equity of SHPIII/CSL Miami of ($0.7) million, ($0.4) million, and ($0.2) million in fiscal 2011, 2010, and 2009, respectively. The Company earned $0.2 million in management fees on the community in each of fiscal 2011, 2010, and 2009.

SHPIII/CSL Richmond Heights:    In November 2007, the Company and SHPIII entered into SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 96 independent living units and 45 assisted living units with a capacity of 197 residents and opened in April 2009. The Company contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest. The Company accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting and the Company recognized a loss in the equity of SHPIII/CSL Richmond Heights of ($44,000) in fiscal 2011 and ($0.1) million in each of fiscal 2010 and 2009. In addition, the Company earned $12,500 in pre-marketing fees on the community in fiscal 2009. The Company earned $0.2 million in management fees on the community in each of fiscal 2011 and 2010 and $0.1 million in management fees on the community in fiscal 2009.

SHPIII/CSL Levis Commons:    In December 2007, the Company and SHPIII entered into SHPIII/CSL Levis Commons to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 101 independent living units and 45 assisted living units with a capacity of 197 residents and opened in April 2009. The Company has contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest. The Company accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting and the Company recognized a loss in the equity of SHPIII/CSL Levis Commons of ($0.1) million in each of fiscal 2011 and 2010 and ($0.2) million in fiscal 2009. In addition, the Company earned $12,500 in pre-marketing fees on the community in fiscal 2009. The Company earned $0.2 million in management fees on the community in each of fiscal 2011 and 2010 and $0.1 million in management fees on the community in fiscal 2009.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Combined summarized financial information of the unconsolidated joint ventures in which the Company had a member interest at December 31, 2011, is as follows (in thousands):

Statement of Operations Data

	December 31,
	2011	2010	2009
Total revenues	$10,686	$6,550	$2,126
Expenses:
Operating expenses	8,772	7,219	4,922
Depreciation and amortization	1,661	1,653	1,364
Interest expense	2,382	952	764
Other expenses	98	70	26

Total expenses	12,913	9,894	7,076

Net loss	$(2,227)	$(3,344)	$(4,950)

Balance Sheet Data

	December 31,
	2011	2010
Total Current Assets	$1,627	$251
Property and equipment, net	57,065	58,641
Other assets	274	1

Total assets	$58,966	$58,893

Current liabilities	$2,704	$1,944
Notes payable, net of current portion	41,906	42,255
Members’ equity:
Invested capital	25,652	23,763
Cumulative net loss	(11,296)	(9,069)

Total members’ equity	14,356	14,694

Total liabilities and members’ equity	$58,966	$58,893

17.	Allowance for Doubtful Accounts

The components of the allowance for doubtful accounts are as follows (in thousands):

	December 31,
	2011	2010	2009
Balance at beginning of year	$1,607	$1,573	$1,541
Provision for bad debts, net of recoveries	287	173	344
Write-offs and other	(189)	(139)	(312)

Balance at end of year	$1,705	$1,607	$1,573

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Leases

The Company currently leases 49 senior living communities with certain REITs. The lease terms are generally for 10-15 years with renewal options for 5-15 years at the Company’s option. Under these lease agreements the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes.

As of December 31, 2011, the Company leased ten senior living facilities from Ventas. The Ventas Lease Agreements each have an initial term of approximately ten years, with two five-year renewal extensions available at the Company’s option. The initial lease rate under each of the Ventas Lease Agreements range from 7.75% to 8% and are subject to certain conditional escalation clauses which will be recognized when probable or incurred. The initial terms on the Ventas Lease Agreements expire on various dates through January 2018. The Company incurred $2.2 million in lease acquisition costs related to the Ventas Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10-year lease terms and are included in facility lease expense in the Company’s statement of income. The Company accounts for each of the Ventas Lease Agreements as an operating lease.

As of December 31, 2011, the Company leased 15 senior living facilities from HCP. The HCP Lease Agreements each have an initial term of ten years, with two 10-year renewal extensions available at the Company’s option. The initial lease rate under the HCP Lease Agreements range from 7.25% to 8% and are subject to certain conditional escalation clauses, which will be recognized when probable or incurred. The initial terms on the HCP Lease Agreements expire on various dates through October 2018. The Company incurred $1.5 million in lease acquisition costs related to the HCP Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10-year lease terms and are included in facility lease expense in the Company’s statement of income. The Company accounts for each of the HCP Lease Agreements as an operating lease.

As of December 31, 2011, the Company leased 24 senior living facilities from HCN. The HCN Lease Agreements each have an initial term of 15 years, with one 15-year renewal extension available at the Company’s option. The initial lease rate under the HCN Lease Agreements range from 7.25% to 8.5% and are subject to certain conditional escalation clauses, which will be recognized when probable or incurred. The initial terms on the HCN Lease Agreements expire on various dates through April 2026. The Company incurred $2.1 million in lease acquisition costs related to the HCN Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 15-year lease terms and are included in facility lease expense in the Company’s statement of income. The Company accounts for each of the HCN Lease Agreements as an operating lease.

At December 31, 2011 and 2010, the Company had gross deferred lease costs of $5.9 million and $4.9 million, respectively. Accumulated amortization at December 31, 2011 and 2010 was $2.2 million and $1.8 million, respectively. Amortization expense is expected to be approximately $0.5 million in each of the next five fiscal years.

The Company leases its corporate headquarters in Dallas, Texas, and an office in New York City and has various lease contracts for a duration of 5 years or less on automobiles, buses and office equipment. The lease on the corporate headquarters currently expires in February 2013.

On September 10, 2010, in conjunction with the Signature Transaction, a non-cancelable lease that expires in 2013 for ten 12-passenger Ford Minibuses used to transport residents of the communities was transferred from Signature to the Company. The lease is classified as a capital lease because it contains a bargain purchase option, which resulted in the Company recording a Capital Lease Obligation for $0.2 million of which $0.1 million remained outstanding at December 31, 2011.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company incurred $55.1 million, $37.5 million, and $29.7 million in lease expense during fiscal 2011, 2010, and 2009, respectively. Future minimum lease commitments as of December 31, 2011, are as follows (in thousands):

2012	$58,696
2013	58,295
2014	57,902
2015	54,108
2016	40,336
Thereafter	258,294

$527,631

There are various financial covenants and other restrictions in our lease agreements. Under the terms of certain lease agreements, the Company was required to pay additional cash collateral of approximately $1.7 million and $1.1 million during the fiscal years ended December 31, 2011 and 2010, respectively. Once the Company reaches certain performance targets, the additional cash collateral paid is returnable to the Company. At December 31, 2010, the Company was not in compliance with a certain lease covenant which was cured by the Company through a lease modification amendment agreed to by the Company and landlord on March 7, 2011. There were no other lease covenant violations at December 31, 2010. In anticipation of a potential lease covenant violation related to its portfolio of ten properties with a certain landlord, the Company has negotiated certain amendments delaying the effective date of a coverage ratio requirement until June 30, 2012. As a result, the Company was not in default on any aspect of its coverage ratio requirement as of December 31, 2011. Since current and projected operations are not anticipated to meet the lease coverage ratio requirement as of June 30, 2012, the Company and landlord have agreed to terms that provide a long-term solution to this matter. The solution is anticipated to be effective as of June 30, 2012, subject to usual and customary closing conditions. However, if a long-term solution is not finalized or the Company is unable to negotiate modifications to or extensions of existing amendments, the Company may be found in default of the lease agreement. In the event of default, the landlord has the right to declare all amounts outstanding to be immediately due and payable or terminate the lease, as well as other remedies. Earnings related to these properties were not significant to the consolidated operating results of the Company for the fiscal year ended December 31, 2011.

19.	Subsequent Events

On January 5, 2012, the Company awarded 438,500 shares of restricted common stock to certain employees of the Company. The market value of the common stock on the date of grant was $3.4 million. These restricted shares vest ratably over a three-year period.

Effective March 1, 2012, the Company closed the acquisition of one senior living community located in Granbury, Texas, for $7.0 million. The community consists of 82 assisted living units. The Company obtained financing through Fannie Mae for $5.4 million of the acquisition price at a fixed rate of 4.38% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources. The Company has not yet completed its initial purchase price allocation for this transaction.

On March 8, 2012, the Company completed supplemental financing of $5.6 million with Fannie Mae at a fixed rate of 4.47% on three communities with existing mortgage debt maturing in June 2017. The supplemental loans are cross collateralized and cross defaulted with the original mortgage debt.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Capital Senior Living Corporation

We have audited Capital Senior Living Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Capital Senior Living Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Capital Senior Living Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital Senior Living Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 12, 2012, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Dallas, Texas

March 12, 2012

INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

Exhibit Number		Description

2.1	—	Asset Purchase Agreement, dated as of June 25, 2010, between Capital Senior Living Acquisition, L.L.C. and Signature Assisted Living of Texas, LLC. (Incorporated by reference to exhibit 2.1 to the Company’s Current Report on Form 8-K, dated June 28, 2010, filed by the Company with the Securities and Exchange Commission.)

3.1	—	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)

3.1.1	—	Amendment to Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

3.2	—	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)

3.2.1	—	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

3.2.2	—	Amendment No. 2 to Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2.2 to the Company’s Annual Report on Form 10-K for the year period ended December 31, 2002, filed by the Company with the Securities and Exchange Commission.)

4.1	—	1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation, as amended (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on December 3, 1999, by the Company with Securities and Exchange Commission.)

4.2	—	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

4.3	—	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

4.4	—	Rights Agreement, dated as of February 25, 2010, by and between Capital Senior Living Corporation and Mellon Investor Services LLC, including all exhibits thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K on February 25, 2010).

4.5	—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock, par value $0.01 per share (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K on February 25, 2010).

4.6	—	Form of Right Certificate (included as Exhibit B to the Rights Agreement, which is Exhibit 4.4 hereto).

4.7	—	Form of Summary of Rights (included as Exhibit C to the Rights Agreement, which is Exhibit 4.4 hereto).

10.1	—	1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation, as amended (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on December 3, 1999, by the Company with Securities and Exchange Commission.)

Exhibit Number		Description

10.1.1	—	Form of Stock Option Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed on December 3, 1999, by the Company with Securities and Exchange Commission.)

10.2	—	Employment Agreement, dated as of November 1, 1996, by and between Capital Senior Living Corporation and Lawrence A. Cohen (Incorporated by reference to Exhibit 10.11 from the Registration Statement No. 333-33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.)

10.3	—	Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and David R. Brickman (Incorporated by reference to Exhibit 10.12 to the Registration Statement No. 333-33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.)

10.4	—	Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and Keith N. Johannessen (Incorporated by reference to Exhibit 10.13 from the Registration Statement No. 333-33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.

10.5	—	Agreement of Limited Partnership of Triad Senior Living II, L.P. dated September 23, 1998 (Incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.)

10.6	—	Agreement of Limited Partnership of Triad Senior Living III, L.P. dated November 10, 1998 (Incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.)

10.7	—	Agreement of Limited Partnership of Triad Senior Living IV, L.P. dated December 22, 1998 (Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.)

10.8	—	Employment Agreement, dated May 26, 1999, by and between Lawrence A. Cohen and Capital Senior Living Corporation (Incorporated by reference to the Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

10.9	—	Employment Agreement, dated May 25, 1999, by and between Ralph A. Beattie and Capital Senior Living Corporation (Incorporated by reference to the Exhibit 10.76 to the Company’s Annual Report on Form 10-K, dated March 30, 2000, filed by the Company with the Securities and Exchange Commission.)

10.10	—	Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, L.P. (Incorporated by reference to the Exhibit 10.78 to the Company’s Annual Report on Form 10-K, dated March 30, 2000, filed by the Company with the Securities and Exchange Commission.)

10.10.1	—	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, LP. (Incorporated by reference to the Exhibit 10.10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed by the Company with the Securities and Exchange Commission.)

10.11	—	First Amendment to Triad II Partnership Agreement (Incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K, dated August 15, 2000, filed by the Company with the Securities and Exchange Commission.)

Exhibit Number		Description

10.12	—	Support Agreement dated as of September 11, 2002 by and between Capital Senior Living, Inc., Triad I, Triad II, Triad III, Triad IV and Triad V. (Incorporated by reference to Exhibit 10.102 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed by the Company with the Securities and Exchange Commission.)

10.13	—	Second Amendment to the Employment Agreement of Lawrence A. Cohen, dated January 27, 2003 by and between Lawrence A. Cohen and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.106 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.14	—	First Amendment to the Employment Agreement of Keith N. Johannessen, dated January 17, 2003 by and between Keith N. Johannessen and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.107 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.15	—	First Amendment to the Employment Agreement of Ralph A. Beattie, dated January 21, 2003 by and between Ralph A. Beattie and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.108 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.16	—	Second Amendment to the Employment Agreement of David R. Brickman, dated January 27, 2003 by and between David R. Brickman and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.109 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.17	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living I, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.110 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.17.1	—	Amended and Restated Draw Promissory Note (Fairfield), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.111.1 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.17.2	—	Amended and Restated Draw Promissory Note (Oklahoma City), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.111.2 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.17.3	—	Amended and Restated Draw Promissory Note (Plano), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.111.3 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.18	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living III, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.112 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.19	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living IV, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.113 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.20	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living V, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.114 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

Exhibit Number		Description

10.21	—	Form of Restricted Stock Award Under the 1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 10, 2005, filed by the Company with the Securities and Exchange Commission.)

10.22	—	Master Lease Agreement, dated June 30, 2005, between Ventas Amberleigh, LLC and Capital Senior Management 2, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, dated June 30, 2005, filed by the Company with the Securities and Exchange Commission on July 11, 2005.)

10.23	—	Schedule identifying substantially identical agreements to Exhibit 10.63 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, dated June 30, 2005, filed by the Company with the Securities and Exchange Commission on July 11, 2005.)

10.24	—	Loan Agreement, dated July 18, 2005, by Capital Senior Living Peoria, LLC and GMAC Commercial Mortgage Bank (Incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 18, 2005, filed by the Company with the Securities and Exchange Commission.)

10.25	—	Schedule identifying substantially identical agreements to Exhibit 10.65 (Incorporated by reference to the Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated July 18, 2005, filed by the Company with the Securities and Exchange Commission.)

10.26	—	Master Lease Agreement, dated October 18, 2005, between Ventas Georgetowne, LLC and Capital Senior Management 2, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 18, 2005, filed by the Company with the Securities and Exchange Commission.)

10.27	—	Contract of Acquisition, dated as of March 7, 2006, between Health Care Property Investors, Inc. and Capital Senior Living Properties 2 — Crosswood Oaks, Inc., Capital Senior Living Properties 2 — Tesson Heights, Inc. and Capital Senior Living Properties 2 — Veranda Club, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 7, 2006, filed by the Company with the Securities and Exchange Commission.)

10.28	—	Contract of Acquisition, dated as of March 7, 2006, between Texas HCP Holding, L.P. and Capital Senior Living Acquisition, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 7, 2006, filed by the Company with the Securities and Exchange Commission.)

10.29	—	Agreement of Purchase and Sale of Real Property, dated March 10, 2006, by and between Covenant Place of Abilene, Inc. and Capital Senior Living Acquisition, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 7, 2006, filed by the Company with the Securities and Exchange Commission.)

10.30	—	Schedule identifying substantially identical agreements to Exhibit 10.70 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 7, 2006, filed by the Company with the Securities and Exchange Commission.)

10.31	—	Master Lease Agreement, dated May 31, 2006, between subsidiaries of the Company and HCP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.)

10.32	—	Lease, dated May 31, 2006, between subsidiaries of the Company and HCP regarding the Crosswood Oaks Facility in Citrus Heights, California (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.)

10.33	—	Schedule identifying substantially identical agreements to Exhibit 10.73 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.)

Exhibit Number		Description

10.34	—	Multifamily Note, dated June 9, 2006, executed by Triad Senior Living II, L.P. in favor of Capmark. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 9, 2006, filed by the Company with the Securities and Exchange Commission.)

10.35	—	Schedule identifying substantially identical agreements to Exhibit 10.75 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 9, 2006, filed by the Company with the Securities and Exchange Commission.)

10.36	—	Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing, dated June 9, 2006, by Triad Senior Living II, L.P. to Ed Stout, as trustee, for the benefit of Capmark. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated June 9, 2006, filed by the Company with the Securities and Exchange Commission.)

10.37	—	Loan Agreement, dated June 20, 2006, by and between Triad Senior Living III, L.P. and Capmark Bank. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 20, 2006, filed by the Company with the Securities and Exchange Commission.)

10.38	—	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8, dated May 31, 2007, filed by the Company with the Securities and Exchange Commission.)

10.39	—	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8, dated May 31, 2007, filed by the Company with the Securities and Exchange Commission.)

10.40	—	Multifamily Note dated May 3, 2007 executed by Triad Senior Living III, L.P. in favor of Capmark Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.)

10.41	—	Schedule identifying substantially identical agreements to Exhibit 10.3 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.)

10.42	—	Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing dated May 3, 2007 by Triad Senior Living III, L.P. in favor of Chicago Title Insurance Company, as trustee for the benefit of Capmark Bank. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.)

10.43	—	Schedule identifying substantially identical agreements to Exhibit 10.5. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.)

10.44	—	Asset Purchase Agreement, dated December 21, 2007, by and among the sellers identified therein, Capital Senior Living Acquisition, LLC and Hearthstone Senior Services, L.P. (Incorporated by reference to the Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated December 28, 2007, filed by the Company with the Securities and Exchange Commission.)

10.45	—	Fourth Amendment to the Employment Agreement of Lawrence A. Cohen. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010.)

10.46	—	Second Amendment to the Employment Agreement of Keith N. Johannessen. (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010.)

10.47	—	Second Amendment to the Employment Agreement of Ralph A. Beattie. (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010.)

Exhibit Number		Description

10.48	—	Master Lease Agreement, dated as of September 10, 2010, between Capital Texas S, LLC and the Landlord parties thereto. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2010.)

10.49	—	Note, dated as of September 10, 2010, by Capital Texas S, LLC in favor of Health Care REIT, Inc. (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2010.)

*10.50	—	Employment Agreement, dated July 22, 2010, by and between Capital Senior Living, Inc. and Joseph G. Solari.

*21.1	—	Subsidiaries of the Company

*23.1	—	Consent of Ernst & Young LLP

*31.1	—	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

*31.2	—	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

*32.1	—	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Ralph A. Beattie pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS§	—	XBRL Instance Document

101.SCH§	—	XBRL Taxonomy Extension Schema Document

101.CAL§	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB§	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	—	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF§	—	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

§	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.