Form 10-Q
period 2012-03-31
CAPITAL SENIOR LIVING CORP
filed 2012-05-04
CIK 1043000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or

for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2012, the Registrant had 28,157,854 outstanding shares of its Common Stock, $0.01 par value, per share.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,714	$22,283
Restricted cash	9,111	9,102
Accounts receivable, net	4,195	4,526
Accounts receivable from affiliates	611	708
Federal and state income taxes receivable	4,934	5,438
Deferred taxes	1,533	1,479
Property tax and insurance deposits	8,982	11,395
Prepaid expenses and other	5,822	6,068

Total current assets	52,902	60,999
Property and equipment, net	413,775	365,459
Deferred taxes	5,949	5,782
Investments in unconsolidated joint ventures	1,050	1,070
Other assets, net	32,811	29,016

Total assets	$506,487	$462,326

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,656	$2,297
Accounts payable to affiliates	133	314
Accrued expenses	17,524	19,086
Current portion of notes payable	8,634	8,196
Current portion of deferred income	9,020	8,740
Current portion of capital lease obligations	44	50
Customer deposits	1,502	1,530

Total current liabilities	38,513	40,213
Deferred income	25,148	26,175
Capital lease obligations, net of current portion	22	31
Other long-term liabilities	1,792	1,826
Notes payable, net of current portion	270,837	224,940
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares — 65,000; issued and outstanding shares 28,158 and 27,699 in 2012 and 2011, respectively	285	280
Additional paid-in capital	136,187	135,301
Retained earnings	34,637	34,494
Treasury stock, at cost – 350 shares	(934)	(934)

Total shareholders’ equity	170,175	169,141

Total liabilities and shareholders’ equity	$506,487	$462,326

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenues:
Resident and health care revenue	$70,998	$56,899
Affiliated management services revenue	154	434
Community reimbursement revenue	1,068	2,491

Total revenues	72,220	59,824
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	42,486	34,055
General and administrative expenses	3,777	2,850
Facility lease expense	13,495	11,431
Stock-based compensation expense	645	258
Depreciation and amortization expense	6,706	3,558
Community reimbursement expense	1,068	2,491

Total expenses	68,177	54,643

Income from operations	4,043	5,181
Other income (expense):
Interest income	26	14
Interest expense	(3,544)	(2,717)
Gain on disposition of assets, net	2	—
Equity in losses of unconsolidated joint ventures, net	(137)	(188)

Income before provision for income taxes	390	2,290
Provision for income taxes	(247)	(992)

Net income	$143	$1,298

Per share data:
Basic net income per share	$0.01	$0.05

Diluted net income per share	$0.01	$0.05

Weighted average shares outstanding — basic	27,262	26,884

Weighted average shares outstanding — diluted	27,314	26,993

Comprehensive income	$143	$1,298

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
Operating Activities
Net income	$143	$1,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,706	3,558
Amortization of deferred financing charges	106	83
Amortization of deferred lease costs and lease intangibles	91	551
Deferred income	(747)	(218)
Deferred income taxes	(221)	668
Gain on disposition of assets, net	(2)	—
Equity in losses of unconsolidated joint ventures, net	137	188
Provision for bad debts	189	8
Stock based compensation expense	645	258
Changes in operating assets and liabilities:
Accounts receivable	142	(527)
Accounts receivable from affiliates	97	309
Property tax and insurance deposits	2,413	1,535
Prepaid expenses and other	246	1,132
Other assets	345	(2,228)
Accounts payable	(822)	(680)
Accrued expenses	(1,562)	(1,742)
Federal and state income taxes receivable	504	(192)
Customer deposits	(28)	(33)

Net cash provided by operating activities	8,382	3,968
Investing Activities
Capital expenditures	(2,272)	(1,418)
Cash paid for acquisitions	(56,395)	—
Proceeds from disposition of assets	19	—
Contributions to joint ventures	(132)	(463)
Distributions from joint ventures	15	64

Net cash used in investing activities	(58,765)	(1,817)
Financing Activities
Proceeds from notes payable	48,571	—
Repayments of notes payable	(2,236)	(2,019)
Increase in restricted cash	(9)	(2,573)
Cash payments for capital lease obligations	(15)	(35)
Cash proceeds from the issuance of common stock	16	855
Excess tax benefits on stock options exercised	230	314
Deferred financing charges paid	(743)	—

Net cash provided by (used in) financing activities	45,814	(3,458)

Decrease in cash and cash equivalents	(4,569)	(1,307)
Cash and cash equivalents at beginning of period	22,283	31,248

Cash and cash equivalents at end of period	$17,714	$29,941

Supplemental Disclosures
Cash paid during the period for:
Interest	$3,400	$2,642

Income taxes	$105	$51

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

1. BASIS OF PRESENTATION

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior living communities throughout the United States. As of March 31, 2012, the Company operated 90 senior living communities in 23 states with an aggregate capacity of approximately 12,500 residents, including 41 senior living communities which the Company either owned or in which the Company had an ownership interest and 49 senior living communities that the Company leased. As of March 31, 2012, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company accounts for significant investments in unconsolidated companies, in which the Company has significant influence, using the equity method of accounting.

The accompanying consolidated balance sheet, as of December 31, 2011, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2011, and the accompanying unaudited consolidated financial statements, as of and for the three month periods ended March 31, 2012 and 2011, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2012.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2012, results of operations for the three month periods ended March 31, 2012 and 2011, and cash flows for the three month periods ended March 31, 2012 and 2011. The results of operations for the three month period ended March 31, 2012, are not necessarily indicative of the results for the year ending December 31, 2012.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting. As of March 31, 2012, the Company owns member interests in three unconsolidated joint ventures. The Company has not consolidated these joint venture interests because the Company has concluded that the other members of each joint venture have substantive kick-out rights or substantive participating rights. Under the equity method of accounting, the Company records its investments in unconsolidated joint ventures at cost and adjusts such investments for its share of earnings and losses of the joint ventures.

Development Agreement Guarantees

The Company, on its three joint venture developments, has guarantees that the communities will be completed and operated at the budgeted costs approved by the joint venture members. These costs include the hard and soft construction costs and operating costs until each community reaches breakeven. The budgeted costs include contingency reserves for potential cost overruns and other unforeseen costs. The terms of these guarantees generally do not provide for a limitation on the maximum potential future payments. These joint venture communities are currently in lease up and one of the joint ventures had exhausted its lease up reserve. The Company will be required to fund any operating deficits until the joint venture reaches breakeven for three consecutive months. Any amounts funded by the Company under this commitment, up to $0.5 million, may be recoverable from the joint ventures in the event of liquidation. As of March 31, 2012, the Company has recognized deficit charges of approximately $1.1 million under these development agreement guarantees. During the third quarter of fiscal 2011, the Company met the breakeven requirements of the development agreement guarantees for two of these joint venture developments resulting in full satisfaction and termination of these respective guarantees.

Lease Accounting

The Company determines whether to account for its leases as either operating, capital or financing leases depending on the underlying terms of each lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. The lease rates under the Company’s lease agreements are subject to certain conditional escalation clauses, which are recognized when probable or incurred, and are based on changes in the consumer price index or certain operational performance measures. As of March 31, 2012, the Company leased 49 communities and classified each of the leases as an operating lease. The Company incurs lease acquisition costs and amortizes these costs over the term of the respective lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions and as such any related gains have been deferred and are being amortized over the respective lease term. Facility lease expense in the Company’s Consolidated Statements of Income and Comprehensive Income includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives.

As of March 31, 2012, the Company has a non-cancelable lease which expires in 2013 for ten 12-passenger Ford Minibuses that are used to transport residents of certain communities. The lease is classified as a capital lease because it contains a bargain purchase option which resulted in the Company initially recording a capital lease obligation for $247,000 of which $66,000 remains outstanding at March 31, 2012.

There are various financial covenants and other restrictions in the Company’s lease agreements. Under the terms of certain lease agreements, the Company has deposited additional cash collateral. The balance of the additional cash collateral totaled approximately $3.0 million at March 31, 2012. Once the Company reaches certain performance targets, the additional cash collateral deposited is returnable to the Company. In anticipation of a potential lease covenant violation related to its portfolio of ten properties with a certain landlord, the Company has negotiated certain amendments delaying the effective date of a coverage ratio requirement until June 30, 2012. As a result, the Company was not in default on any aspect of its coverage ratio requirement as of March 31, 2012. Since current and projected operations are not anticipated to meet the lease coverage ratio requirement as of June 30, 2012, the Company and landlord have agreed to terms that provide a long-term solution to this matter. The solution is anticipated to be effective as of June 30, 2012, subject to usual and customary closing conditions. However, if a long-term solution is not finalized or the Company is unable to negotiate modifications to or extensions of existing amendments, the Company may be found in default of the lease agreement. In the event of default, the landlord has the right to declare all amounts outstanding to be immediately due and payable or terminate the lease, as well as other remedies. Earnings related to these properties were not significant to the consolidated operating results of the Company for the first quarter ended March 31, 2012.

Income Taxes

At March 31, 2012, the Company had recorded on its consolidated balance sheet net deferred tax assets of approximately $7.5 million. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rates for the first quarters of fiscal 2012 and 2011 differ from the statutory tax rates due to state income taxes and permanent tax differences. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. The Company consolidated 34 Texas communities in the first quarter of fiscal 2012 and 29 Texas communities in the first quarter of fiscal 2011 and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. The Company has evaluated future expectations of income and believes based upon this analysis that the realization of the net deferred tax assets is reasonably assured and therefore has not provided for a valuation allowance. However, the benefits of the net deferred tax assets might not be realized if actual results differ from expectations.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2012	2011
Net income	$143	$1,298
Net income allocable to unvested restricted shares	(4)	(26)

Undistributed net income attributable to common shares	$139	$1,272

Weighted average shares outstanding – basic	27,262	26,884
Effects of dilutive securities:
Employee equity compensation plans	52	109

Weighted average shares outstanding – diluted	27,314	26,993

Basic income per share	$0.01	$0.05

Diluted income per share	$0.01	$0.05

Awards of unvested restricted stock representing approximately 828,000 and 550,000 shares were outstanding for the first quarters ended March 31, 2012 and 2011, respectively, and were included in the computation of allocable net income.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

Reclassifications

Certain reclassifications have been made to prior year quarterly amounts to conform to year end and current year presentation. Assets are classified as held for sale when the Company has committed to selling the asset and believes that it will be disposed of within one year. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value and whether the assets continue to meet the criteria to be classified as held for sale. Based on this evaluation, at December 31, 2011 the Company reclassified one parcel of land valued at $0.4 million that was previously classified as held for sale to property and equipment within the Consolidated Balance Sheets, which had no impact on total assets.

Recently Issued Accounting Guidance

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended Accounting Standards Codification (ASC) 820 to clarify existing guidance and minimize differences between U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2011-04 requires entities to provide information about valuation techniques and unobservable inputs used in fair value measurements and provide additional disclosures for classes of assets and liabilities disclosed at fair value. The Company adopted ASU 2011-04 as of January 1, 2012, which did not have a material impact on our financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Statement of Comprehensive Income (“ASU 2011-05”), which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of income and comprehensive income. ASU 2011-05 was effective for the Company January 1, 2012, and the update did not impact the reported results of operations of the Company.

3. TRANSACTIONS WITH AFFILIATES

SHPII/CSL

In November 2004, the Company with Senior Housing Partners II, L.P. (“SHPII”) formed four joint ventures (collectively, “SHPII/CSL”) that owned four senior living communities (the “Spring Meadows Communities”). SHPII/CSL was owned 95% by SHPII, a fund managed by Prudential Real Estate Investors (“Prudential”), and 5% by the Company. The Company had contributed $1.3 million for its interests in SHPII/CSL. The Company accounted for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $61,000 in the first quarter ended March 31, 2011. In addition, the Company earned $0.3 million in management fees on the Spring Meadows Communities during the first quarter ended March 31, 2011.

On April 8, 2011, SHPII/CSL closed the sale of the four senior living communities to Health Care REIT, Inc. (“HCN”). Upon closing the sale, the Company leased the four senior living communities from HCN (the “Spring Meadows Transaction”). The Company received proceeds, including incentive distributions, from the sale by SHPII/CSL of approximately $17.0 million, compared to its original investment of approximately $1.3 million. After closing costs and taxes, the Company received net proceeds of approximately $11.5 million from the transaction. The gain realized from the sale was deferred and amortized as a reduction in facility rent expense over the life of the initial lease term.

SHPIII/CSL Miami

In May 2007, the Company with Senior Housing Partners III, L.P. (“SHPIII”) formed SHPIII/CSL Miami, L.L.C. (“SHPIII/CSL Miami”) to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. As of March 31, 2012, the Company has contributed $0.8 million to SHPIII/CSL Miami for its 10% interest. The Company accounts for its investment in SHPIII/CSL Miami under the equity method of accounting and recognized losses in the equity of SHPIII/CSL Miami of ($133,000) and ($212,000) in the first three months ended March 31, 2012 and 2011, respectively. In addition, the Company earned $41,000 and $38,000 in management fees on the SHPIII/CSL Miami community during the first three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, the Company has not met the breakeven requirements of the development agreement guarantee for this joint venture development.

SHPIII/CSL Richmond Heights

In November 2007, the Company with SHPIII formed SHPIII/CSL Richmond Heights, L.L.C. (“SHPIII/CSL Richmond Heights”) to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. As of March 31, 2012, the Company has contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest. The Company accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting and recognized earnings of $1,000 and losses of ($20,000) in the equity of SHPIII/CSL Richmond Heights in the first three months ended March 31, 2012 and 2011, respectively. In addition, the Company earned $61,000 and $45,000 in management fees on the SHPIII/CSL Richmond Heights community during the first three months ended March 31, 2012 and 2011, respectively.

The Company contributed land to SHP III/CSL Richmond Heights as a capital contribution during formation of the joint venture in November 2007 resulting in a $0.2 million gain to the Company. The gain had been deferred when the land was initially contributed to SHP III/CSL Richmond Heights due to the continuing involvement of the Company as a result of a development agreement guarantee. The Company met the breakeven requirements of the development agreement guarantee during the third quarter of fiscal 2011 resulting in full satisfaction and termination of the guarantee and recognition of the deferred gain as a component of Gain on disposition of assets, net, within the Company’s Consolidated Statement of Income and Comprehensive Income.

SHPIII/CSL Levis Commons

In December 2007, the Company with SHPIII formed SHPIII/CSL Levis Commons, L.L.C. (“SHPIII/CSL Levis Commons”) to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. As of March 31, 2012, the Company has contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest. The Company accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting and recognized losses in the equity of SHPIII/CSL Levis Commons of ($6,000) and ($17,000) in the first three months ended March 31, 2012 and 2011, respectively. In addition, the Company earned $53,000 and $43,000 in management fees on the SHPIII/CSL Levis Commons community during the first three months ended March 31, 2012 and 2011, respectively. During the third quarter of fiscal 2011, the Company met the breakeven requirements of the development agreement guarantee for this joint venture development resulting in full satisfaction and termination of the guarantee.

4. ACQUISITIONS

Fiscal 2012

Effective March 30, 2012, the Company closed the acquisition of one senior living community located in Jeffersonville, Indiana, for approximately $15.3 million (the “Riverbend Transaction”). The community consists of 97 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in General and Administrative expenses within the Consolidated Statement of Income and Comprehensive Income. The Company obtained financing through Fannie Mae for approximately $11.5 million of the acquisition price at a fixed rate of 4.76% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective March 30, 2012, the Company closed the acquisition of four senior living communities located in Arlington, College Station, Conroe and Stephenville, Texas, for approximately $34.1 million. The four properties acquired are part of a five property transaction with the fifth property located in Corpus Christi, Texas, which is expected to close during the second quarter of fiscal 2012 (the “Esperanza Transaction”). The four communities acquired consist of 45 independent living units and 211 assisted living units. The Company incurred approximately $0.2 million in transaction costs related to this acquisition which have been included in General and Administrative expenses within the Consolidated Statement of Income and Comprehensive Income. The Company obtained financing through Fannie Mae for approximately $26.1 million of the acquisition price at a fixed rate of 4.69% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective March 1, 2012, the Company closed the acquisition of a senior living community located in Granbury, Texas, for approximately $7.0 million (the “Granbury Transaction”). The community consists of 82 assisted living units. The Company incurred approximately $0.2 million in transaction costs related to this acquisition which have been included in General and Administrative expenses within the Consolidated Statement of Income and Comprehensive Income. The Company obtained financing through Fannie Mae for approximately $5.4 million of the acquisition price at a fixed rate of 4.38% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

As a result of these acquisitions, for which the purchase accounting is preliminary as it is subject to final valuation adjustments, during the first quarter of fiscal 2012 the Company recorded additions to Property and equipment of approximately $50.6 million and Other assets, primarily consisting of in-place lease intangibles, of approximately $5.8 million within the Consolidated Balance Sheets which will be depreciated or amortized over the estimated useful lives.

Fiscal 2011

Effective October 19, 2011, the Company closed the acquisition of three senior living communities, one located in Columbus, North Carolina, and two located in Anderson, South Carolina, for approximately $30.0 million (the “Pulliam Transaction”). These communities consist of 56 independent living units and 141 assisted living units. The Company incurred approximately $0.4 million in transaction costs related to this acquisition which have been included in General and administrative expenses within the Consolidated Statement of Income and Comprehensive Income. The Company obtained financing through Fannie Mae for approximately $22.1 million of the acquisition price at a fixed rate of 4.92% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective August 1, 2011, the Company closed the acquisition of a senior living community located in Macedonia, Ohio, for approximately $27.3 million (the “Summit Point Transaction”). This community consists of 100 independent living units and 50 assisted living units. The Company incurred approximately $0.2 million in transaction costs related to this acquisition which have been included in General and administrative expenses within the Consolidated Statement of Income and Comprehensive Income. The Company obtained interim financing through KeyBank on August 1, 2011, for approximately $19.0 million of the acquisition price at a variable rate of LIBOR plus 2.25% with a maturity date of December 31, 2011, with the balance of the acquisition price paid from the Company’s existing cash resources. The Company obtained long-term fixed rate financing through Fannie Mae on September 27, 2011, for approximately $19.0 million to replace the KeyBank interim loan at a fixed rate of 4.92% with a 10-year term.

Effective July 29, 2011, the Company closed the acquisition of two senior living communities located in Anderson, Indiana, and Rochester, Indiana, for approximately $16.0 million (the “Keystone Woods and Wynnfield Crossing Transaction”). These communities consist of 109 assisted living units. The Company incurred approximately $0.3 million in transaction costs related to this acquisition which have been included in General and administrative expenses within the Consolidated Statement of Income and Comprehensive Income. The Company obtained financing through Fannie Mae on July 29, 2011, for approximately $6.75 million of the acquisition price for the property located in Rochester, Indiana, at a fixed rate of 5.69% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources. The Company obtained financing through Fannie Mae on September 27, 2011, for approximately $4.8 million of the acquisition price for the property located in Anderson, Indiana, at a fixed rate of 4.97% with a 10-year term with the balance being paid from the Company’s existing cash resources.

Effective July 15, 2011, the Company closed the acquisition of a senior living community located in Kokomo, Indiana, for approximately $10.2 million (the “GreenTree at Kokomo Transaction”). This community consists of 78 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in General and Administrative expenses within the Consolidated Statement of Income and Comprehensive Income. The Company obtained financing through Fannie Mae on July 29, 2011, for approximately $6.75 million of the acquisition price at a fixed rate of 5.69% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

As a result of these acquisitions, for which the purchase accounting for the Pulliam Transaction is preliminary as it is subject to final valuation adjustments, during fiscal 2011 the Company recorded additions to Property and equipment of approximately $75.1 million and Other assets, primarily consisting of in-place lease intangibles, of approximately $8.3 million within the Consolidated Balance Sheets which will be depreciated or amortized over the estimated useful lives.

5. DEBT TRANSACTIONS

On March 30, 2012, the Company obtained approximately $11.5 million of mortgage debt on one senior living community with Fannie Mae. The new mortgage loan has a ten-year term with a 4.76% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to these loans, which is being amortized over ten years.

On March 30, 2012, the Company obtained approximately $26.1 million of mortgage debt on four senior living communities with Fannie Mae. The new mortgage loans are cross-collateralized and cross-defaulted and each have a ten-year term with interest rates fixed at 4.69% and the principal amortized over a 30-year term. The Company incurred approximately $0.3 million in deferred financing costs related to these loans, which is being amortized over ten years.

On March 8, 2012, the Company completed supplemental financing of approximately $5.6 million with Fannie Mae at a fixed rate of 4.47% on three communities with existing mortgage debt maturing in June 2017. The supplemental loans are cross collateralized and cross defaulted with the original mortgage debt. The Company incurred approximately $0.2 million in deferred financing costs related to these loans, which is being amortized over the remaining loan terms.

On March 1, 2012, the Company obtained approximately $5.4 million of mortgage debt on one senior living community with Fannie Mae. The new mortgage loan has a ten-year term and a 4.38% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to these loans, which is being amortized over ten years.

On December 1, 2011, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $3.5 million. The finance agreement has a fixed interest rate of 2.264% with principal being repaid over a 15-month term.

On October 31, 2011, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $0.5 million. The finance agreement has a fixed interest rate of 2.87% with principal being repaid over an 11-month term.

On October 19, 2011, the Company obtained approximately $22.1 million of mortgage debt on three senior living communities with Fannie Mae. The new mortgage loans are cross-collateralized and cross-defaulted and each have a ten-year term with interest rates fixed at 4.92% and the principal amortized over a 30-year term. The Company incurred approximately $0.3 million in deferred financing costs related to these loans, which is being amortized over ten years.

On September 27, 2011, the Company obtained approximately $23.8 million of mortgage debt on two senior living communities with Fannie Mae. The new mortgage loans each have a ten-year term with interest rates fixed at 4.92% for approximately $19.0 million of the mortgage debt and 4.97% for approximately $4.8 million of the mortgage debt and the principal amortized over a 30-year term. The $4.8 million mortgage loan is cross-collateralized and cross-defaulted with the mortgage loans obtained by the Company with Fannie Mae on July 29, 2011. The Company incurred approximately $0.3 million in deferred financing costs related to these loans, which is being amortized over ten years.

On August 1, 2011, in conjunction with the acquisition of one senior living community, the Company obtained interim financing through KeyBank for approximately $19.0 million at a variable interest rate of LIBOR plus 2.25% with a maturity date of December 31, 2011. The Company obtained long-term fixed rate financing through Fannie Mae on September 27, 2011, to replace this loan.

On July 29, 2011, the Company obtained approximately $13.5 million of mortgage debt on two senior living communities with Fannie Mae. The new mortgage loans each have a ten-year term with interest rates fixed at 5.69% and the principal amortized over a 30-year term. The loans are cross-collateralized and cross-defaulted with the $4.8 million mortgage loan obtained by the Company with Fannie Mae on September 27, 2011. The Company incurred approximately $0.2 million in deferred financing costs related to these loans, which is being amortized over ten years. In conjunction with the acquisition of these senior living communities the Company assumed approximately $0.1 million in promissory notes for three vehicles that are used for transportation of employees and residents. The blended interest rate is 7.55% and the outstanding balance has been included within the Company’s Consolidated Balance Sheets as a component of Notes Payable.

On May 31, 2011, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $1.2 million. The finance agreement has a fixed interest rate of 2.945% with principal being repaid over a 10-month term.

On March 25, 2011, in connection with the Spring Meadows Transaction, the Company issued standby letters of credit, totaling approximately $2.6 million, for the benefit of HCN on certain leases between HCN and the Company.

On September 10, 2010, the Company issued standby letters of credit, totaling approximately $2.2 million, for the benefit of HCN on certain leases between HCN and the Company.

On April 16, 2010, the Company issued standby letters of credit, totaling approximately $1.7 million, for the benefit of HCN on certain leases between HCN and the Company.

The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At March 31, 2012 and December 31, 2011, these communities carried a total net book value of approximately $387.6 million and $339.4 million, respectively, with total mortgage loans outstanding of approximately $276.6 million and $229.3 million, respectively.

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the life of the notes. At March 31, 2012, and December 31, 2011, the Company had gross deferred loan costs of approximately $5.0 million and $4.3 million, respectively. Accumulated amortization was approximately $2.0 million and $1.9 million at March 31, 2012 and December 31, 2011, respectively.

The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of certain promissory notes. The Company was in compliance with all of its debt covenants at March 31, 2012 and December 31, 2011.

6. EQUITY

Preferred Stock

The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Board without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of March 31, 2012 and December 31, 2011.

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

7. STOCK-BASED COMPENSATION

The Company recognizes compensation expense for share-based stock awards to employees, including grants of employee stock options and awards of restricted stock, in the Consolidated Statements of Income and Comprehensive Income based on their fair values.

On May 8, 2007, the Company’s stockholders approved the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (the “2007 Plan”), which provides for, among other things, the grant of restricted stock awards and stock options to purchase shares of the Company’s common stock. The 2007 Plan authorizes the Company to issue up to 2.6 million shares of common stock and the Company has reserved 1.0 million shares of common stock for future issuance pursuant to awards under the 2007 Plan. Effective May 8, 2007, the 1997 Omnibus Stock and Incentive Plan (as amended, the “1997 Plan”) was terminated and no additional shares will be granted under the 1997 Plan. The Company has reserved 0.5 million shares of common stock for future issuance upon the exercise of stock options that remain outstanding pursuant to the 1997 Plan.

Stock Options

The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for employees, officers and directors and to more closely align stockholder and employee interests. The Company’s options generally vest over a period of one to five years and the related expense is amortized on a straight-line basis over the vesting period.

A summary of the Company’s stock option activity and related information for the three-month period ended March 31, 2012, is presented below:

	Outstanding at Beginning of Period	Granted	Exercised	Forfeited	Outstanding at End of Period	Options Exercisable
Shares	285,100	—	2,000	—	283,100	283,100
Weighted average exercise price	$6.28	$—	$3.75	$—	$6.30	$6.30

The options outstanding and the options exercisable at March 31, 2012, each had an intrinsic value of $0.9 million.

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

The Company recognizes compensation expense of a restricted stock award over its respective vesting or performance period based on the fair value of the award on the grant date, net of forfeitures. A summary of the Company’s restricted stock awards activity and related information for the three-month period ended March 31, 2012, is presented below:

	Outstanding at Beginning of Period	Issued	Vested	Forfeited	Outstanding at End of Period
Shares	626,442	460,691	255,740	3,500	827,893

The restricted stock outstanding at March 31, 2012, had an intrinsic value of $7.7 million.

During the three months ended March 31, 2012, the Company awarded 460,691 shares of restricted common stock to certain employees of the Company. The average market value of the common stock on the date of grant was $7.71. These awards of restricted stock vest over a one to four-year period and had an intrinsic value of $3.6 million on the date of issue.

Stock Based Compensation

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk free interest rate. The expected volatility used by the Company is based primarily on an analysis of historical prices of the Company’s common stock. The expected term of options granted is based primarily on historical exercise and vesting patterns on the Company’s outstanding stock options. The risk free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not currently plan to pay dividends on its common stock and therefore has used a dividend yield of zero in determining the fair value of its awards. The option forfeiture rate assumption used by the Company, which affect the expense recognized as opposed to the fair value of the awards, is based primarily on the Company’s historical option forfeiture patterns. The Company issued no stock options during each of the first quarters of fiscal 2012 and 2011. The Company recognizes compensation expense of a restricted stock award over its vesting period based on the fair value of the award on the grant date, net of estimated forfeitures.

The Company has total stock-based compensation expense, including estimated forfeitures, of $4.7 million, which was not recognized as of March 31, 2012, and expects this expense to be recognized over approximately a three to four year period.

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

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of financial instruments at March 31, 2012, and December 31, 2011, are as follows (in thousands):

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$17,714	$17,714	$22,283	$22,283
Restricted cash	9,111	9,111	9,102	9,102
Notes payable	279,471	281,337	233,136	237,536

The following methods and assumptions were used in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents and Restricted cash: The carrying amounts reported in the balance sheets for cash and cash equivalents and restricted cash approximate fair value.

Notes payable: The fair value of notes payable is estimated using discounted cash flow analysis, based on current incremental borrowing rates for similar types of borrowing arrangements, which represent level 2 inputs as defined in the accounting standards codification.

10. SUBSEQUENT EVENTS

Effective April 30, 2012, the Company closed the acquisition of one senior living community located in Irving, Texas, for approximately $19.2 million. The community consist of 128 independent living units. The Company obtained financing through Fannie Mae for approximately $11.8 million of the acquisition price at a fixed rate of 4.48% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources. The Company has not yet completed its initial purchase price allocation for this transaction.

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

Overview

The following discussion and analysis addresses (i) the Company’s results of operations for the three months ended March 31, 2012 and 2011, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of March 31, 2012, the Company operated 90 senior living communities in 23 states with an aggregate capacity of approximately 12,500 residents, including 38 senior living communities that the Company owned, three senior living communities in which the Company had an ownership interest, and 49 senior living communities that the Company leased. As of March 31, 2012, the Company also operated one home care agency.

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

The Company primarily derives its revenue by providing senior living and healthcare services to the elderly and operating senior living communities under joint venture arrangements. Operating results from recent acquisitions have added to the Company’s growing profitability. When comparing the first quarter of fiscal 2012 to the first quarter of fiscal 2011, the Company has generated total revenues of $72.2 million compared to total revenues of $59.8 million, respectively, representing an increase of approximately $12.4 million, or 20.7%, of which approximately 98.3% were derived from resident and healthcare services during the first quarter of fiscal 2012 compared to 95.1% during the first quarter of fiscal 2011.

Effective March 30, 2012, the Company closed the acquisition of one senior living community located in Jeffersonville, Indiana, for approximately $15.3 million. The community consists of 97 assisted living units. The Company obtained financing through Fannie Mae for approximately $11.5 million of the acquisition price at a fixed rate of 4.76% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective March 30, 2012, the Company also closed the acquisition of four senior living communities located in Arlington, College Station, Conroe and Stephenville, Texas, for approximately $34.1 million. The four properties acquired are part of a five property transaction with the fifth property located in Corpus Christi, Texas, which is expected to close during the second quarter of fiscal 2012. The four communities acquired consist of 45 independent living units and 211 assisted living units. The Company obtained financing through Fannie Mae for approximately $26.1 million of the acquisition price at a fixed rate of 4.69% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective March 1, 2012, the Company closed the acquisition of a senior living community located in Granbury, Texas, for approximately $7.0 million. The community consists of 82 assisted living units. The Company obtained financing through Fannie Mae for approximately $5.4 million of the acquisition price at a fixed rate of 4.38% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

The senior living industry continues to be impacted by challenging conditions in the housing, credit and financial markets, generally resulting in lower than anticipated operating results. During the first quarter of fiscal 2012 and throughout fiscal 2011, in response to these conditions, the Company has continued to focus on maintaining an emphasis on occupancy increases, improvement in rental rates, expense management and growth in net operating income per unit, conversions of existing units to higher levels of care, acquisitions of senior living communities in regions where the Company has existing operations, and other opportunities to enhance cash flow and shareholder value.

Joint Venture Transactions and Management Contracts

As of March 31, 2012, the Company managed three communities owned by joint ventures in which the Company has a minority interest. For communities owned by joint ventures, the Company typically receives a management fee of 5% of gross revenues.

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

On April 8, 2011, SHPII/CSL closed the Spring Meadows Transaction. Upon closing the sale, the Company leased the four Spring Meadows Communities from HCN. The lease has an initial term of 15 years, with one 15-year renewal extension available at the Company’s option. The initial lease rate is 7.25% and is subject to certain conditional lease escalation clauses. The Company incurred approximately $0.9 million in lease acquisition costs which have been deferred and are being amortized over the initial 15-year lease term. The Company has accounted for this lease as an operating lease. As a result of this transaction, the Company received cash proceeds, including incentive distributions, from the sale by SHPII/CSL of approximately $17.0 million, net of closing costs, resulting in a gain to the Company of approximately $16.1 million, which has been deferred and is being recognized in the Company’s Consolidated Statements of Income and Comprehensive Income as a reduction in facility lease expense over the initial 15-year lease term.

SHPIII Transactions

In May 2007, the Company and SHPIII formed SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community opened in August 2008 and currently consists of 101 independent living units and 45 assisted living units with a capacity of 196 residents. The Company contributed $0.8 million to SHPIII/CSL Miami for its 10% interest and accounts for its investment in SHPIII/CSL Miami under the equity method of accounting. As of March 31, 2012, the Company had not met the breakeven requirements of the development agreement guarantee for this joint venture development.

In November 2007, the Company and SHPIII formed SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community opened in April 2009 and currently consists of 96 independent living units and 45 assisted living units with a capacity of 197 residents. The Company has contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest and accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting. The Company contributed land to SHP III/CSL Richmond Heights as a capital contribution during formation of the joint venture in November 2007 resulting in a $0.2 million gain to the Company. The gain had been deferred when the land was initially contributed to SHP III/CSL Richmond Heights due to the continuing involvement of the Company as a result of a development agreement guarantee. The Company met the breakeven requirements of the development agreement guarantee during the third quarter of fiscal 2011 resulting in full satisfaction and termination of guarantee and recognition of the deferred gain as a component of Gain on disposition of assets, net, within the Company’s Consolidated Statement of Income and Comprehensive Income.

In December 2007, the Company and SHPIII formed SHPIII/CSL Levis Commons to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community opened in April 2009 and currently consists of 101 independent living units and 45 assisted living units with a capacity of 197 residents. The Company has contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest and accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting. During the third quarter of fiscal 2011, the Company met the breakeven requirements of the development agreement guarantee for this joint venture development resulting in full satisfaction and termination of the guarantee.

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

Landlord	Date of Lease	Number of Communities	Value of Transaction	Term	Initial Lease Rate (1)	Lease Acquisition Costs (2)	Deferred Gains / Lease Concessions (3)
Ventas	September 30, 2005	6	$84.6	10 years (Two five-year renewals)	8%	$1.4	$4.6
Ventas	October 18, 2005	1	19.5	10 years (Two five-year renewals)	8%	0.2	—
Ventas	March 31,2006	1	29.0	10 years (Two five-year renewals)	8%	0.1	14.3
Ventas	June 8, 2006	1	19.1	9.5 years (Two five-year renewals)	8%	0.4	—
Ventas	January 31, 2008	1	5.0	10 years (Two five-year renewals)	7.75%	0.2	—
HCP	May 1, 2006	3	54.0	(4) (Two ten-year renewals)	8%	0.2	12.8
HCP	May 31, 2006	6	43.0	10 years (Two ten-year renewals)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	(4) (Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	(4) (Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	(4) (Two ten-year renewals)	7.25%	0.1	—
HCN	April 16, 2010	5	48.5	15 years (One 15-year renewal)	8.25%	0.6	0.8
HCN	May 1, 2010	3	36.0	15 years (One 15-year renewal)	8.25%	0.2	0.4
HCN	September 10, 2010	12	104.6	15 years (One 15-year renewal)	8.50%	0.4	2.0
HCN	April 8, 2011	4	141.0	15 years (One 15-year renewal)	7.25%	0.9	16.1
Subtotal						5.9	51.6
Accumulated amortization through March 31, 2012						(2.4)	—
Accumulated deferred gains / lease concessions recognized through March 31, 2012						—	(20.5)

Net lease acquisition costs / deferred gains / lease concessions as of March 31, 2012						$3.5	$31.1

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as forth in each lease agreement.
(2)	Lease acquisition costs are being amortized over the leases’ initial term.
(3)	Deferred gains of $49.0 million and lease concessions of $2.6 million are being recognized in the Company’s Consolidated Statements of Income and Comprehensive Income as a reduction in facility lease expense over the leases’ initial term. Lease concessions of $0.6 million relate to the HCP transaction on May 31, 2006, and of $2.0 million relate to the HCN/Signature Transaction on September 10, 2010.
(4)	Initial lease term expires on October 31, 2018.

Facility lease expense in the Company’s Consolidated Statements of Income and Comprehensive Income includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives.

There are various financial covenants and other restrictions in the Company’s lease agreements. Under the terms of certain lease agreements, the Company has deposited additional cash collateral. The balance of the additional cash collateral totaled approximately $3.0 million at March 31, 2012. Once the Company reaches certain performance targets, the additional cash collateral deposited is returnable to the Company. In anticipation of a potential lease covenant violation related to its portfolio of ten properties with a certain landlord, the Company has negotiated certain amendments delaying the effective date of a coverage ratio requirement until June 30, 2012. As a result, the Company was not in default on any aspect of its coverage ratio requirement as of March 31, 2012. Since current and projected operations are not anticipated to meet the lease coverage ratio requirement as of June 30, 2012, the Company and landlord have agreed to terms that provide a long-term solution to this matter. The solution is anticipated to be effective as of June 30, 2012, subject to usual and customary closing conditions. However, if a long-term solution is not finalized or the Company is unable to negotiate modifications to or extensions of existing amendments, the Company may be found in default of the lease agreement. In the event of default, the landlord has the right to declare all amounts outstanding to be immediately due and payable or terminate the lease, as well as other remedies. Earnings related to these properties were not significant to the consolidated operating results of the Company for the first quarter ended March 31, 2012.

Recently Issued Accounting Guidance

In May 2011, the FASB issued ASU 2011-04, which amended ASC 820 to clarify existing guidance and minimize differences between U.S. GAAP and IFRS. ASU 2011-04 requires entities to provide information about valuation techniques and unobservable inputs used in fair value measurements and provide additional disclosures for classes of assets and liabilities disclosed at fair value. The Company adopted ASU 2011-04 as of January 1, 2012, which did not have a material impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05, which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of income and comprehensive income. ASU 2011-05 was effective for the Company January 1, 2012, and the update did not impact the reported results of operations of the Company.

Website

The Company’s internet website www.capitalsenior.com contains an Investor Relations section, which provides links to the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Section 16 filings and any amendments to those reports and filings. These reports and filings are available free of charge through the Company’s internet website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Results of Operations

The following table sets forth for the periods indicated selected Consolidated Statements of Income and Comprehensive Income data in thousands of dollars and expressed as a percentage of total revenues.

	Three Months Ended March 31,
	2012		2011
	$	%	$	%
Revenues:
Resident and healthcare revenue	$70,998	98.3	$56,899	95.1
Affiliated management service revenue	154	0.2	434	0.7
Community reimbursement income	1,068	1.5	2,491	4.2

Total revenues	72,220	100.0	59,824	100.0
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization shown below)	42,486	58.8	34,055	56.9
General and administrative expenses	3,777	5.2	2,850	4.8
Facility lease expense	13,495	18.7	11,431	19.1
Stock-based compensation expense	645	0.9	258	0.4
Depreciation and amortization expense	6,706	9.3	3,558	5.9
Community reimbursement expense	1,068	1.5	2,491	4.2

Total expenses	68,177	94.4	54,643	91.3

Income from operations	4,043	5.6	5,181	8.7
Other income (expense):
Interest income	26	0.0	14	0.0
Interest expense	(3,544)	(4.9)	(2,717)	(4.5)
Gain on disposition of assets, net	2	0.0	—	—
Equity in the losses of unconsolidated joint ventures, net	(137)	(0.2)	(188)	(0.3)

Income before income taxes	390	0.5	2,290	3.9
Provision for income taxes	(247)	(0.3)	(992)	(1.7)

Net income	$143	0.2	$1,298	2.2

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Revenues.

Total revenues were $72.2 million for the three months ended March 31, 2012, compared to $59.8 million for the three months ended March 31, 2011, representing an increase of $12.4 million, or 20.7%. This increase in revenue is primarily the result of an increase in resident and healthcare revenue of $14.1 million offset by a decrease in affiliated management services revenue of $0.3 million and a decrease in community reimbursement revenue of $1.4 million.

•

The increase in resident and healthcare revenue primarily results from an increase of $6.4 million from the Spring Meadows Transaction, an increase of $5.7 million from the GreenTree at Kokomo Transaction, Keystone Woods and Wynnfield Crossing Transaction, Summit Point Transaction, Pulliam Transaction, Granbury Transaction, Esperanza Transaction, and Riverbend Transaction and an increase in occupancy of 1.0% and average monthly rental rates of 2.6% at the Company’s other consolidated same-store communities.

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

Expenses.

Total expenses were $68.2 million in the first quarter of fiscal 2012 compared to $54.6 million in the first quarter of fiscal 2011, representing an increase of $13.5 million, or 24.8%. This increase is primarily the result of a $8.4 million increase in operating expenses, a $0.9 million increase in general and administrative expenses, a $2.1 million increase in facility lease expense, a $0.4 million increase in stock-based compensation expense, and a $3.1 million increase in depreciation and amortization expense offset by a $1.4 million decrease in community reimbursement expense.

•

The increase in operating expenses primarily results from an increase of $3.4 million from the Spring Meadows Transaction, an increase of $3.5 million from the GreenTree at Kokomo Transaction, Keystone Woods and Wynnfield Crossing Transaction, Summit Point Transaction, Pulliam Transaction, Granbury Transaction, Esperanza Transaction, and Riverbend Transaction, and an increase in operating costs at the Company’s other consolidated same-store communities of $1.5 million. The increase in operating costs at the Company’s other consolidated same-store communities was primarily due to an increase of $1.0 million in employee wages and benefits, an increase of $0.2 million in food costs, and an increase of $0.3 million for insurance and casualty losses.

•

The increase in facility lease expense primarily results from an increase of $2.6 million from the Spring Meadows Transaction offset by a decrease of $0.5 million for in-place lease intangibles that were fully amortized in the third quarter of fiscal 2011 associated with the leasehold interests in 12 communities acquired in the lease transaction with HCN and Signature Assisted Living of Texas, LLC in September 2010 (the “HCN/Signature Transaction”).

•

Depreciation and amortization expense increased $3.1 million primarily from an increase of $2.8 million from the GreenTree at Kokomo Transaction, Keystone Woods and Wynnfield Crossing Transaction, Summit Point Transaction, Pulliam Transaction, Granbury Transaction, Esperanza Transaction, and Riverbend Transaction, and an increase of $0.3 million as a result of an increase in depreciable assets at the Company’s other consolidated same-store communities.

•

General and administrative expenses increased $0.9 million primarily from an increase of $0.4 million for due diligence and legal expenses incurred in connection with the Company’s acquisitions during the first quarter of fiscal 2012, an increase of $0.1 million in wages and benefits for existing and additional full time employees hired subsequent to the first quarter of fiscal 2011, and an increase of $0.4 million in employee insurance benefits and claims paid, which resulted in higher health insurance costs to the Company.

•

Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures. The decrease in community reimbursement expense primarily results from the Spring Meadows Transaction.

Other income and expense.

•

Interest income reflects interest earned on the investment of cash balances and interest earned on escrowed funds. Interest income increased primarily due to slightly higher interest rates in fiscal 2012 compared to fiscal 2011.

•

Interest expense increased $0.8 million in the first quarter of fiscal 2012 when compared to the first quarter of fiscal 2011 primarily due to the additional mortgage debt associated with Company’s acquisitions of senior living communities in fiscal 2011 and 2012.

Provision for income taxes.

Provision for income taxes for the first quarter of fiscal 2012 was $0.2 million, or 63.3% of income before taxes, compared to a provision for income taxes of $1.0 million, or 43.3% of income before taxes, for the first quarter of fiscal 2011. The effective tax rates for the first quarters of fiscal 2012 and 2011 differ from the statutory tax rates due to state income taxes and permanent tax differences. The Company is impacted by the TMT which effectively imposes tax on modified gross revenues for communities within the State of Texas. The Company consolidated 34 Texas communities in the first quarter of fiscal 2012 and 29 Texas communities in the first quarter of fiscal 2011 and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. The Company has evaluated future expectations of income and believes, based upon this analysis, that the realization of net deferred tax assets is reasonably assured and therefore has not provided for a valuation allowance at March 31, 2012.

Net income and comprehensive income.

As a result of the foregoing factors, the Company reported net income and comprehensive income of $0.1 million for the three months ended March 31, 2012, compared to a net income of $1.3 million for the three months ended March 31, 2011.

Liquidity and Capital Resources

The impact of the current economic environment could result in decreases in the fair value of assets, slowing of transactions, and tightening liquidity and credit markets. These impacts could make securing debt for acquisitions or financings for the Company, its joint ventures, or buyers of the Company’s properties more difficult or on terms not acceptable to the Company. Additionally, the Company may be more susceptible to being negatively impacted by operating or performance deficits based on the exposure associated with certain development guarantees or lease coverage requirements.

In addition to approximately $17.7 million of unrestricted cash balances on hand as of March 31, 2012, the Company’s principal sources of liquidity are expected to be cash flows from operations and from SHPIII/CSL Miami, SHP III/CSL Richmond Heights, SHPIII/CSL Levis Commons, supplemental debt financings, and/or proceeds from the sale of assets. The Company expects its available cash and cash flows from operations and from SHPIII/CSL Miami, SHP III/CSL Richmond Heights, SHPIII/CSL Levis Commons, supplemental debt financings, and proceeds from the sale of assets to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company, from time to time, considers and evaluates transactions related to its portfolio including supplemental debt financings, purchases and sales, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

In summary, the Company’s cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$8,382	$3,968
Net cash used in investing activities	(58,765)	(1,817)
Net cash provided by (used in) financing activities	45,814	(3,458)

Net decrease in cash and cash equivalents	$(4,569)	$(1,307)

Operating Activities.

The net cash provided by operating activities for the first quarter of fiscal 2012 primarily results from net income of $0.1 million, net non-cash charges of $6.9 million, a decrease in accounts receivable of $0.2 million, a decrease in property tax and insurance deposits of $2.4 million, a decrease in prepaid expenses and other assets of $0.6 million, and a decrease in federal and state income taxes receivable of $0.5 million offset by a decrease in accounts payable of $0.8 million and a decrease in accrued expenses of $1.6 million. The net cash provided by operating activities for the first quarter of fiscal 2011 primarily results from net income of $1.3 million, net non-cash charges of $5.1 million, a decrease in property tax and insurance deposits of $1.5 million, and a decrease in prepaid expenses and other of $1.1 million offset by an increase in accounts receivable of $0.2 million, an increase in other assets of $2.2 million, a decrease in accounts payable of $0.7 million, a decrease in accrued expenses of $1.7 million, and an increase in federal and state income taxes receivable of $0.2 million.

Investing Activities.

The net cash used in investing activities for the first quarter of fiscal 2012 primarily results from capital expenditures of $2.3 million, acquisitions of $56.4 million for the Granbury Transaction, Esperanza Transaction, and Riverbend Transaction, and contributions to joint ventures of $0.1 million. The net cash used in investing activities for the first quarter of fiscal 2011 primarily results from capital expenditures of $1.4 million and net investments in joint ventures of $0.4 million.

Financing Activities.

The net cash provided by financing activities for the first quarter of fiscal 2012 primarily results from notes payable proceeds of $48.6 million of which $43.0 million was from the Granbury Transaction, Esperanza Transaction, and Riverbend Transaction and $5.6 million was from supplemental financing on existing communities and $0.2 million resulted from proceeds and excess tax benefits from the issuance of common stock offset by repayments of notes payable of $2.2 million and deferred financing charges paid of $0.7 million. The net cash used in financing activities for the first quarter of fiscal 2011 primarily results from repayments of notes payable of $2.0 million and additions to restricted cash of $2.6 million offset by proceeds from the issuance of common stock of $0.8 million and excess tax benefits from the issuance of common stock of $0.3 million.

Debt Transactions.

On March 30, 2012, the Company obtained approximately $11.5 million of mortgage debt on one senior living community with Fannie Mae. The new mortgage loan has a ten-year term with a 4.76% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to these loans, which is being amortized over ten years.

On March 30, 2012, the Company obtained approximately $26.1 million of mortgage debt on four senior living communities with Fannie Mae. The new mortgage loans are cross-collateralized and cross-defaulted and each have a ten-year term with interest rates fixed at 4.69% and the principal amortized over a 30-year term. The Company incurred approximately $0.3 million in deferred financing costs related to these loans, which is being amortized over ten years.

On March 7, 2012, the Company completed supplemental financing of approximately $5.6 million with Fannie Mae at a fixed rate of 4.47% on three communities with existing mortgage debt maturing in June 2017. The supplemental loans are cross collateralized and cross defaulted with the original mortgage debt. The Company incurred approximately $0.2 million in deferred financing costs related to these loans, which is being amortized over the remaining loan terms.

On March 1, 2012, the Company obtained approximately $5.4 million of mortgage debt on one senior living community with Fannie Mae. The new mortgage loan has a ten-year term and a 4.38% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to these loans, which is being amortized over ten years.

On December 1, 2011, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $3.5 million. The finance agreement has a fixed interest rate of 2.264% with principal being repaid over a 15-month term.

On October 31, 2011, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $0.5 million. The finance agreement has a fixed interest rate of 2.87% with principal being repaid over an 11-month term.

On October 19, 2011, the Company obtained approximately $22.1 million of mortgage debt on three senior living communities with Fannie Mae. The new mortgage loans are cross-collateralized and cross-defaulted and each have a ten-year term with interest rates fixed at 4.92% and the principal amortized over a 30-year term. The Company incurred approximately $0.3 million in deferred financing costs related to these loans, which is being amortized over ten years.

On September 27, 2011, the Company obtained approximately $23.8 million of mortgage debt on two senior living communities with Fannie Mae. The new mortgage loans each have a ten-year term with interest rates fixed at 4.92% for approximately $19.0 million of the mortgage debt and 4.97% for approximately $4.8 million of the mortgage debt and the principal amortized over a 30-year term. The $4.8 million mortgage loan is cross-collateralized and cross-defaulted with the mortgage loans obtained by the Company with Fannie Mae on July 29, 2011. The Company incurred approximately $0.3 million in deferred financing costs related to these loans, which is being amortized over ten years.

On August 1, 2011, in conjunction with the acquisition of one senior living community, the Company obtained interim financing through KeyBank for $19.0 million at a variable interest rate of LIBOR plus 2.25% with a maturity date of December 31, 2011. The Company obtained long-term fixed rate financing through Fannie Mae on September 27, 2011, to replace this loan.

On July 29, 2011, the Company obtained approximately $13.5 million of mortgage debt on two senior living communities with Fannie Mae. The new mortgage loans each have a ten-year term with interest rates fixed at 5.69% and the principal amortized over a 30-year term. The loans are cross-collateralized and cross-defaulted with the $4.8 million mortgage loan obtained by the Company with Fannie Mae on September 27, 2011. The Company incurred approximately $0.2 million in deferred financing costs related to these loans, which is being amortized over ten years. In conjunction with the acquisition of these senior living communities the Company assumed $0.1 million in promissory notes for three vehicles that are used for transportation of employees and residents. The blended interest rate is 7.55% and the outstanding balance has been included within the Company’s Consolidated Balance Sheets as a component of Notes Payable.

On May 31, 2011, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $1.2 million. The finance agreement has a fixed interest rate of 2.945% with principal being repaid over a 10-month term.

On March 25, 2011, in connection with the Spring Meadows Transaction, the Company issued standby letters of credit, totaling approximately $2.6 million, for the benefit of HCN on certain leases between HCN and the Company.

On September 10, 2010, the Company issued standby letters of credit, totaling approximately $2.2 million, for the benefit of HCN on certain leases between HCN and the Company.

On April 16, 2010, the Company issued standby letters of credit, totaling approximately $1.7 million, for the benefit of HCN on certain leases between HCN and the Company.

The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At March 31, 2012 and December 31, 2011, these communities carried a total net book value of approximately $387.6 million and $339.4 million, respectively, with total mortgage loans outstanding of approximately $276.6 million and $229.3 million, respectively.

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the life of the notes. At March 31, 2012, and December 31, 2011, the Company had gross deferred loan costs of approximately $5.0 million and $4.3 million, respectively. Accumulated amortization was approximately $2.0 million and $1.9 million at March 31, 2012 and December 31, 2011, respectively.

The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of certain promissory notes. The Company was in compliance with all of its debt covenants at March 31, 2012 and December 31, 2011.

Recent Developments

Effective April 30, 2012, the Company closed the acquisition of one senior living community located in Irving, Texas, for approximately $19.2 million. The community consist of 128 independent living units. The Company obtained financing through Fannie Mae for approximately $11.8 million of the acquisition price at a fixed rate of 4.48% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of March 31, 2012, the Company had $279.5 million in outstanding debt comprised solely of fixed rate debt instruments. In addition, as of March 31, 2012, the Company had $508.7 million in future facility lease obligations with contingent rent increases on certain leases based on changes in the consumer price index or certain operational performance measures.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS.

Our business involves various risks. When evaluating our business the following information should be carefully considered in conjunction with the other information contained in our periodic filings with the SEC. Additional risks and uncertainties not known to us currently or that currently we deem to be immaterial also may impair our business operations. If we are unable to prevent events that have a negative effect from occurring, then our business may suffer. Negative events are likely to decrease our revenue, increase our costs, weaken our financial results and/or decrease our financial strength, and may cause our stock price to decline. There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December  31, 2011.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following information is provided pursuant to Item 703 of Regulation S-K. The Company did not purchase any shares of its common stock pursuant to the Company’s share repurchase program (as described below) during the first quarter ended March 31, 2012. The information set forth in the table below reflects shares purchased by the Company pursuant to this repurchase program prior to the first quarter ended March 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Total at December 31, 2011	349,800	$2.67	349,800	$9,065,571
January 1 – January 31, 2012	—	—	—	—
February 1 – February 29, 2012	—	—	—	—
March 1 – March 31, 2012	—	—	—	—

Total at March 31, 2012	349,800	$2.67	349,800	$9,065,571

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

Item 4. MINE SAFETY DISCLOSURES.

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

Date: May 4, 2012

INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

Exhibit Number		Description

3.1	—	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to exhibit 3.1 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)

3.1.1	—	Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

3.2	—	Bylaws of the Registrant. (Incorporated by reference to exhibit 3.2 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)

3.2.1	—	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

3.2.2	—	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant. (Incorporated by reference to exhibit 3.2.2 to the Company’s Annual Report on Form 10-K for the year period ended December 31, 2002, filed by the Company with the Securities and Exchange Commission.)

4.1	—	Rights Agreement, dated as of February 25, 2010, between Capital Senior Living Corporation and Mellon Investor Services, L.L.C., including all exhibits thereto. (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 25, 2010.)

4.2	—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock, $0.01 par value. (Incorporated by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 25, 2010.)

4.3	—	Form of Right Certificate. (Included as Exhibit B to the Rights Agreement, which is Exhibit 4.1 hereto.)

4.4	—	Form of Summary of Rights. (Included as Exhibit C to the Rights Agreement, which is Exhibit 4.1 hereto.)

4.5	—	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 4.6 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

4.6	—	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 4.7 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

31.1*	—	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	—	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	—	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Ralph A. Beattie pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS§	—	XBRL Instance Document

101.SCH§	—	XBRL Taxonomy Extension Schema Document

101.CAL§	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB§	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
§	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.