Form 10-Q
period 2012-06-30
CAPITAL SENIOR LIVING CORP
filed 2012-08-09
CIK 1043000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, the Registrant had 28,171,024 outstanding shares of its Common Stock, $0.01 par value, per share.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,837	$22,283
Restricted cash	9,187	9,102
Accounts receivable, net	4,726	4,526
Accounts receivable from affiliates	787	708
Federal and state income taxes receivable	—	5,438
Deferred taxes	1,588	1,479
Property tax and insurance deposits	8,396	11,395
Prepaid expenses and other	6,391	6,068

Total current assets	67,912	60,999
Property and equipment, net	437,726	365,459
Deferred taxes	12,979	5,782
Investments in unconsolidated joint ventures	1,051	1,070
Other assets, net	40,346	29,016

Total assets	$560,014	$462,326

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,003	$2,297
Accounts payable to affiliates	213	314
Accrued expenses	18,484	19,086
Current portion of notes payable	9,185	8,196
Current portion of deferred income	7,591	8,740
Current portion of capital lease and financing obligations	758	50
Federal and state income taxes payable	1,467	—
Customer deposits	1,546	1,530

Total current liabilities	41,247	40,213
Deferred income	20,850	26,175
Capital lease and financing obligations, net of current portion	42,626	31
Other long-term liabilities	1,759	1,826
Notes payable, net of current portion	283,190	224,940
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares – 65,000; issued and outstanding shares – 28,172 and 27,699 in 2012 and 2011, respectively	285	280
Additional paid-in capital	137,038	135,301
Retained earnings	33,953	34,494
Treasury stock, at cost – 350 shares	(934)	(934)

Total shareholders’ equity	170,342	169,141

Total liabilities and shareholders’ equity	$560,014	$462,326

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Resident and health care revenue	$75,586	$62,946	$146,584	$119,845
Affiliated management services revenue	162	163	316	597
Community reimbursement revenue	1,278	1,226	2,346	3,717

Total revenues	77,026	64,335	149,246	124,159
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	44,909	37,684	87,395	71,739
General and administrative expenses	3,858	3,437	7,635	6,287
Facility lease expense	13,865	13,613	27,360	25,044
Stock-based compensation expense	596	332	1,241	590
Depreciation and amortization	9,050	3,583	15,756	7,141
Community reimbursement expense	1,278	1,226	2,346	3,717

Total expenses	73,556	59,875	141,733	114,518

Income from operations	3,470	4,460	7,513	9,641
Other income (expense):
Interest income	41	50	67	64
Interest expense	(4,308)	(2,734)	(7,852)	(5,451)
Loss on disposition of assets, net	(7)	(6)	(5)	(6)
Equity in losses of unconsolidated joint ventures, net	(78)	(208)	(215)	(396)

(Loss) Income before benefit (provision) for income taxes	(882)	1,562	(492)	3,852
Benefit (Provision) for income taxes	198	(691)	(49)	(1,683)

Net (loss) income	$(684)	$871	$(541)	$2,169

Per share data:
Basic net (loss) income per share	$(0.02)	$0.03	$(0.02)	$0.08

Diluted net (loss) income per share	$(0.02)	$0.03	$(0.02)	$0.08

Weighted average shares outstanding — basic	27,347	27,002	27,305	26,943

Weighted average shares outstanding — diluted	27,347	27,081	27,305	27,038

Comprehensive (loss) income	$(684)	$871	$(541)	$2,169

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
Operating Activities
Net (loss) income	$(541)	$2,169
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	15,756	7,141
Amortization of deferred financing charges	351	165
Amortization of deferred lease costs and lease intangibles	189	1,139
Deferred income	(1,558)	(920)
Deferred income taxes	(7,306)	(5,101)
Loss on disposition of assets, net	5	6
Equity in losses of unconsolidated joint ventures	215	396
Provision for bad debts	342	94
Stock based compensation expense	1,241	590
Changes in operating assets and liabilities:
Accounts receivable	(542)	(942)
Accounts receivable from affiliates	(79)	436
Property tax and insurance deposits	2,999	2,928
Prepaid expenses and other	(323)	1,246
Other assets	2,670	(3,929)
Accounts payable	(395)	(710)
Accrued expenses	(602)	879
Federal and state income taxes receivable/payable	6,905	5,752
Customer deposits	16	384

Net cash provided by operating activities	19,343	11,723
Investing Activities
Capital expenditures	(5,649)	(3,612)
Cash paid for acquisitions	(75,595)	—
Proceeds from Spring Meadows Transaction	—	15,844
Proceeds from disposition of assets	19	—
Contributions to unconsolidated joint ventures	(211)	(464)
Distributions from unconsolidated joint ventures	15	1,442

Net cash (used in) provided by investing activities	(81,421)	13,210
Financing Activities
Proceeds from notes payable	81,888	1,079
Repayments of notes payable	(4,356)	(3,779)
Increase in restricted cash	(85)	(2,584)

Cash payments for capital lease and financing obligations	(27)	(72)
Cash proceeds from the issuance of common stock	81	862
Excess tax benefits on stock option exercised	420	260
Deferred financing charges paid	(1,289)	—

Net cash provided by (used in) financing activities	76,632	(4,234)

Increase in cash and cash equivalents	14,554	20,699
Cash and cash equivalents at beginning of period	22,283	31,248

Cash and cash equivalents at end of period	$36,837	$51,947

Supplemental Disclosures
Cash paid during the period for:
Interest	$7,332	$5,313

Income taxes	$734	$972

Non-cash operating, investing, and financing activities during the period:
Intangible assets acquired through capital lease and financing obligations	$11,794	$—

Property and equipment acquired through capital lease and financing obligations	$13,243	$—

Notes payable assumed through capital lease and financing obligations	$18,293	$—

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

1. BASIS OF PRESENTATION

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the "Company"), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior living communities throughout the United States. As of June 30, 2012, the Company operated 91 senior living communities in 23 states with an aggregate capacity of approximately 12,600 residents, including 41 senior living communities which the Company either owned or in which the Company had an ownership interest and 50 senior living communities that the Company leased. As of June 30, 2012, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company accounts for significant investments in unconsolidated companies, in which the Company has significant influence, using the equity method of accounting.

The accompanying consolidated balance sheet, as of December 31, 2011, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2011, and the accompanying unaudited consolidated financial statements, as of and for the three and six month periods ended June 30, 2012 and 2011, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2012.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2012, results of operations for the three and six month periods ended June 30, 2012 and 2011, and cash flows for the six month periods ended June 30, 2012 and 2011. The results of operations for the three and six month periods ended June 30, 2012, are not necessarily indicative of the results for the year ending December 31, 2012.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting. As of June 30, 2012, the Company owns member interests in three joint ventures. The Company has not consolidated these joint venture interests because the Company has concluded that the other members of each joint venture have substantive kick-out rights or substantive participating rights. Under the equity method of accounting the Company records its investments in unconsolidated joint ventures at cost and adjusts such investments for its share of earnings and losses of the joint ventures.

Development Agreement Guarantees

The Company, on its three joint venture developments, has guarantees that the communities will be completed and operated at the budgeted costs approved by the joint venture members. These costs include the hard and soft construction costs and operating costs until each community reaches breakeven. The budgeted costs include contingency reserves for potential cost overruns and other unforeseen costs. The terms of these guarantees generally do not provide for a limitation on the maximum potential future payments. These joint venture communities are currently in lease up and one of the joint ventures had exhausted its lease up reserve. The Company will be required to fund any operating deficits until the joint venture reaches breakeven for three consecutive months. Any amounts funded by the Company under this commitment, up to $0.5 million, may be recoverable from the joint venture in the event of liquidation. As of June 30, 2012, the Company has recognized deficit charges of approximately $1.2 million under these development agreement guarantees. During the third quarter of fiscal 2011, the Company met the breakeven requirements of the development agreement guarantees for two of these joint venture developments resulting in full satisfaction and termination of these respective guarantees.

Lease Accounting

The Company determines whether to account for its leases as either operating, capital or financing leases depending on the underlying terms of each lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of June 30, 2012, the Company leased 50 senior living communities, 48 which the Company classified as operating leases and two of which the Company classified as capital lease and financing obligations. The Company incurs lease acquisition costs and amortizes these costs over the term of the respective lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions and as such any related gains have been deferred and are being amortized over the respective lease term. Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives.

The Company has a non-cancelable lease which expires in 2013 for ten 12-passenger Ford Minibuses that are used to transport residents of certain communities. The lease is classified as a capital lease because it contains a bargain purchase option which resulted in the Company initially recording a capital lease obligation for $247,000 of which $54,000 remained outstanding at June 30, 2012.

There are various financial covenants and other restrictions in the Company’s lease agreements. Under the terms of certain lease agreements, the Company had previously deposited additional cash collateral of approximately $3.4 million with a certain landlord which was returnable to the Company once certain performance targets were reached. However, the Company negotiated a lease modification with this landlord during the second quarter of fiscal 2012 and all of the additional cash collateral initially deposited by the Company was returned to the Company. For additional information, refer to Note 4, “FACILITY LEASE TRANSACTIONS.” The Company was in compliance with all lease covenants at June 30, 2012.

Income Taxes

At June 30, 2012, the Company had recorded on its consolidated balance sheet net deferred tax assets of approximately $14.6 million. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rates for the first six month periods and second quarters of fiscal 2012 and 2011 differ from the statutory tax rates due to state income taxes and permanent tax differences. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. The Company consolidated 35 Texas communities in the second quarter of fiscal 2012 and 29 Texas communities in the second quarter of fiscal 2011 and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated future expectations of net income. The Company believes based upon this analysis that the realization of the net deferred tax assets is reasonably assured and therefore has not provided for a valuation allowance. However, the benefits of the net deferred tax assets might not be realized if actual results differ from expectations.

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

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net (loss) income	$(684)	$871	$(541)	$2,169
Net (loss) income allocated to unvested restricted shares	19	(19)	16	(46)

Undistributed net (loss) income allocated to common shares	$(665)	$852	$(525)	$2,123

Weighted average shares outstanding – basic	27,347	27,002	27,305	26,943
Effects of dilutive securities:
Employee equity compensation plans	—	79	—	95

Weighted average shares outstanding – diluted	27,347	27,081	27,305	27,038

Basic net (loss) income per share	$(0.02)	$0.03	$(0.02)	$0.08

Diluted net (loss) income per share	$(0.02)	$0.03	$(0.02)	$0.08

Awards of unvested restricted stock representing approximately 790,000 and 614,000 shares were outstanding for the three months ended June 30, 2012 and 2011, respectively, and awards of unvested restricted stock representing approximately 809,000 and 582,000 shares were outstanding for the six months ended June 30, 2012 and 2011, respectively, and were included in the computation of allocable net income.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

Reclassifications

Certain reclassifications have been made to prior year quarterly amounts to conform to year end and current year presentation. Assets are classified as held for sale when the Company has committed to selling the asset and believes that it will be disposed of within one year. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value and whether the assets continue to meet the criteria to be classified as held for sale. Based on this evaluation, at December 31, 2011 the Company reclassified one parcel of land valued at $0.4 million that was previously classified as held for sale to property and equipment within the Company’s Consolidated Balance Sheets, which had no impact on total assets.

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

3. TRANSACTIONS WITH AFFILIATES

SHPII/CSL

In November 2004, the Company with Senior Housing Partners II, L.P. (“SHPII”) formed four joint ventures (collectively, “SHPII/CSL”) that owned four senior living communities (the “Spring Meadows Communities”). SHPII/CSL was owned 95% by SHPII, a fund managed by Prudential Real Estate Investors (“Prudential”), and 5% by the Company. The Company had contributed $1.3 million for its interests in SHPII/CSL. The Company accounted for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.1 million during the six month period ended June 30, 2011. In addition, the Company earned $0.3 million in management fees on the Spring Meadows Communities during the six month period ended June 30, 2011.

On April 8, 2011, SHPII/CSL closed the sale of the Spring Meadows Communities to Health Care REIT, Inc. (“HCN”). Upon closing the sale, the Company leased the four Spring Meadows Communities from HCN (the “Spring Meadows Transaction”). The lease has an initial term of 15 years, with one 15-year renewal extension available at the Company’s option. The initial lease rate is 7.25% and is subject to certain conditional lease escalation clauses. The Company incurred $0.9 million in lease acquisition costs which have been deferred and are being amortized over the initial 15-year lease term. The Company has accounted for this lease as an operating lease. As a result of this transaction, the Company received cash proceeds, including incentive distributions, from the sale by SHPII/CSL of approximately $17.0 million, net of closing costs, resulting in a gain to the Company of approximately $16.1 million which has been deferred and is being recognized in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income as a reduction in facility lease expense over the initial 15-year lease term.

SHPIII/CSL Miami

In May 2007, the Company with Senior Housing Partners III, L.P. (“SHPIII”) formed SHPIII/CSL Miami, L.L.C. (“SHPIII/CSL Miami”) to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The Company has contributed $0.8 million to SHPIII/CSL Miami for its 10% interest. The Company accounts for its investment in SHPIII/CSL Miami under the equity method of accounting and recognized losses in the equity of SHPIII/CSL Miami of ($0.2 million) and ($0.4 million) during the six month periods ended June 30, 2012 and 2011, respectively. In addition, the Company earned $0.1 million in management fees on the SHPIII/CSL Miami community in each of the six month periods ended June 30, 2012 and 2011. As of June 30, 2012, the Company has not met the breakeven requirements of the development agreement guarantee for this joint venture development.

SHPIII/CSL Richmond Heights

In November 2007, the Company with SHPIII formed SHPIII/CSL Richmond Heights, L.L.C. (“SHPIII/CSL Richmond Heights”) to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The Company has contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest. The Company accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting and recognized earnings (losses) in the equity of SHPIII/CSL Richmond Heights of $6,600 and ($34,000) during the six month periods ended June 30, 2012 and 2011, respectively. In addition, the Company earned $0.1 million in management fees on the SHPIII/CSL Richmond Heights community in each of the six month periods ended June 30, 2012 and 2011.

The Company contributed land to SHP III/CSL Richmond Heights as a capital contribution during formation of the joint venture in November 2007 resulting in a $0.2 million gain to the Company. The gain had been deferred when the land was initially contributed to SHP III/CSL Richmond Heights due to the continuing involvement of the Company as a result of a development agreement guarantee. The Company met the breakeven requirements of the development agreement guarantee during the third quarter of fiscal 2011 resulting in full satisfaction and termination of the guarantee and recognition of the deferred gain as a component of Gain on disposition of assets, net, within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.

SHPIII/CSL Levis Commons

In December 2007, the Company with SHPIII formed SHPIII/CSL Levis Commons, L.L.C. (“SHPIII/CSL Levis Commons”) to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The Company has contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest. The Company accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting and recognized losses in the equity of SHPIII/CSL Levis Commons of ($9,900) and ($30,000) during the six month periods ended June 30, 2012 and 2011, respectively. In addition, the Company earned $0.1 million in management fees on the SHPIII/CSL Levis Commons community in each of the six month periods ended June 30, 2012 and 2011. During the third quarter of fiscal 2011, the Company met the breakeven requirements of the development agreement guarantee for this joint venture development resulting in full satisfaction and termination of the guarantee.

4. FACILITY LEASE TRANSACTIONS

Effective June 27, 2012, the Company closed a lease modification transaction with Ventas, Inc. (“Ventas”) which resulted in the Company exchanging two of its owned communities for one of the communities in the existing Ventas lease portfolio and simultaneously leasing back the two communities exchanged (the “Ventas Lease Transaction”). This transaction was the result of negotiations for a solution to the anticipation of the Company not meeting certain lease coverage ratio requirements for its lease portfolio of ten properties with Ventas. The two communities previously owned by the Company are located in East Lansing, Michigan (the “East Lansing Community”) and Raleigh, North Carolina (the “Raleigh Community”) and were exchanged for a community located in Merrillville, Indiana (the “Towne Centre Community”). All three communities continue to be operated by the Company. In conjunction with this transaction, Ventas assumed approximately $18.3 million of existing mortgage debt with Berkadia Commercial Mortgage (“Berkadia”) and the Company received the Towne Centre Community unencumbered. All of the leased communities in the Ventas lease portfolio were modified to be coterminous with the East Lansing and Raleigh Community leases expiring on September 30, 2020, with two 5-year renewal extensions available at the Company’s option, eliminate property-level lease covenants, and contain substantially similar terms and conditions. These leases were re-evaluated by the Company at the modification date and continue to be treated as operating leases. Under the terms of the original lease agreements with Ventas, the Company had previously deposited additional cash collateral of approximately $3.4 million which was returnable to the Company once certain performance targets were reached. However, due to the rebalanced lease portfolio meeting the lease coverage ratio requirements, the Company negotiated the return of these deposits as a condition to the lease modification. Additionally, due to the extension of the lease terms for the Ventas lease portfolio to fiscal 2020, the rights of Ventas to reset the underlying values of the leased communities were deferred for five years. Pursuant to Accounting Standards Codification (“ASC”) 840, Leases, the Company performed a sale/leaseback analysis to determine whether the East Lansing Community and Raleigh Community could be removed from its Consolidated Balance Sheet. Based upon the analysis performed, the Company concluded certain aspects of the lease modification would be considered forms of “continuing involvement” which precludes the Company from derecognizing these assets from its Consolidated Balance Sheet under sale/leaseback accounting criteria. Therefore, the Company recorded financing obligations equal to the fair market value of the communities exchanged and the mortgage debt assumed by Ventas. At the end of the lease term, including exercise of any renewal options, the net remaining financing obligation less the net carrying value of the leased assets will be recognized as a non-cash gain on sale of the East Lansing Community and Raleigh Community. Rental payments under these leases will not be reflected as a component of facility lease expense but will be recognized as a reduction of the financing obligation and interest expense based upon the Company’s incremental borrowing rate at the time the transaction was closed. As a result of this transaction, for which the purchase accounting is preliminary as it is subject to final valuation adjustments, the Company recorded additions to property and equipment of approximately $13.2 million and Other assets, primarily consisting of lease intangibles, of approximately $11.8 million within the Company’s Consolidated Balance Sheets which will be depreciated or amortized over the estimated useful lives. The additions to property and equipment were reduced by approximately $4.9 million which represented the unamortized portion of the deferred gain previously recognized by the Company when the Towne Centre Community had been sold in fiscal 2006. Lease intangibles consist of the fair value of in-place leases associated with the Towne Centre Community and the fair value attributable to Ventas deferring its right to reset the underlying values of the lease portfolio five years until fiscal 2020.

5. ACQUISITIONS

Fiscal 2012

Effective April 30, 2012, the Company closed the acquisition of one senior living community located in Irving, Texas, for approximately $19.2 million (the “Remington Transaction”). The community consists of 128 independent living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in General and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income . The Company obtained financing through Fannie Mae for approximately $11.8 million of the acquisition price at a fixed rate of 4.48% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective March 30, 2012, the Company closed the acquisition of one senior living community located in Jeffersonville, Indiana, for approximately $15.3 million (the “Riverbend Transaction”). The community consists of 97 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in General and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income . The Company obtained financing through Fannie Mae for approximately $11.5 million of the acquisition price at a fixed rate of 4.76% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective March 30, 2012, the Company closed the acquisition of four senior living communities located in Arlington, College Station, Conroe and Stephenville, Texas, for approximately $34.1 million. The four properties acquired are part of a five property transaction with the fifth property located in Corpus Christi, Texas, which is expected to close during the third quarter of fiscal 2012 (the

“Esperanza Transaction”). The four communities acquired consist of 45 independent living units and 211 assisted living units. The Company incurred approximately $0.2 million in transaction costs related to this acquisition which have been included in General and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income . The Company obtained financing through Fannie Mae for approximately $26.1 million of the acquisition price at a fixed rate of 4.69% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective March 1, 2012, the Company closed the acquisition of a senior living community located in Granbury, Texas, for approximately $7.0 million (the “Granbury Transaction”). The community consists of 82 assisted living units. The Company incurred approximately $0.2 million in transaction costs related to this acquisition which have been included in General and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income . The Company obtained financing through Fannie Mae for approximately $5.4 million of the acquisition price at a fixed rate of 4.38% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

As a result of these acquisitions, for which the purchase accounting is preliminary as it is subject to final valuation adjustments, during the first six months of fiscal 2012 the Company recorded additions to property and equipment of approximately $67.8 million and other assets, primarily consisting of in-place lease intangibles, of approximately $7.5 million within the Company’s Consolidated Balance Sheets which will be depreciated or amortized over the estimated useful lives.

Fiscal 2011

Effective October 19, 2011, the Company closed the acquisition of three senior living communities, one located in Columbus, North Carolina, and two located in Anderson, South Carolina, for approximately $30.0 million (the “Pulliam Transaction”). These communities consist of 56 independent living units and 141 assisted living units. The Company incurred approximately $0.4 million in transaction costs related to this acquisition which have been included in General and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income . The Company obtained financing through Fannie Mae for approximately $22.1 million of the acquisition price at a fixed rate of 4.92% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective August 1, 2011, the Company closed the acquisition of a senior living community located in Macedonia, Ohio, for approximately $27.3 million (the “Summit Point Transaction”). This community consists of 100 independent living units and 50 assisted living units. The Company incurred approximately $0.2 million in transaction costs related to this acquisition which have been included in General and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income . The Company obtained interim financing through KeyBank on August 1, 2011, for approximately $19.0 million of the acquisition price at a variable rate of LIBOR plus 2.25% with a maturity date of December 31, 2011, with the balance of the acquisition price paid from the Company’s existing cash resources. The Company obtained long-term fixed rate financing through Fannie Mae on September 27, 2011, for approximately $19.0 million to replace the KeyBank interim loan at a fixed rate of 4.92% with a 10-year term.

Effective July 29, 2011, the Company closed the acquisition of two senior living communities located in Anderson, Indiana, and Rochester, Indiana, for approximately $16.0 million (the “Keystone Woods and Wynnfield Crossing Transaction”). These communities consist of 109 assisted living units. The Company incurred approximately $0.3 million in transaction costs related to this acquisition which have been included in General and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income . The Company obtained financing through Fannie Mae on July 29, 2011, for approximately $6.75 million of the acquisition price for the property located in Rochester, Indiana, at a fixed rate of 5.69% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources. The Company obtained financing through Fannie Mae on September 27, 2011, for approximately $4.8 million of the acquisition price for the property located in Anderson, Indiana, at a fixed rate of 4.97% with a 10-year term with the balance being paid from the Company’s existing cash resources.

Effective July 15, 2011, the Company closed the acquisition of a senior living community located in Kokomo, Indiana, for approximately $10.2 million (the “GreenTree at Kokomo Transaction”). This community consists of 78 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in General and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income . The Company obtained financing through Fannie Mae on July 29, 2011, for approximately $6.75 million of the acquisition price at a fixed rate of 5.69% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

As a result of these acquisitions during fiscal 2011 the Company recorded additions to property and equipment of approximately $75.1 million and other assets, primarily consisting of in-place lease intangibles, of approximately $8.3 million within the Company’s Consolidated Balance Sheets which will be depreciated or amortized over the estimated useful lives.

6. DEBT TRANSACTIONS

On June 27, 2012, in conjunction with the Ventas Lease Transaction, existing mortgage debt of approximately $18.3 million was assumed by Ventas with no further obligation to the Company. Approximately $0.1 million of unamortized deferred loan costs were written off in connection with the debt assumption by Ventas.

On June 21, 2012, the Company completed supplemental financing of approximately $20.2 million with Freddie Mac at a fixed rate of 4.39% on eight communities with existing mortgage debt maturing in July 2015. The supplemental loans are cross-collateralized and cross-defaulted with each other and with the original mortgage debt. The Company incurred approximately $0.6 million in deferred financing costs related to these loans, which is being amortized over the remaining loan terms.

On May 31, 2012, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $1.4 million. The finance agreement has a fixed interest rate of 2.6% with principal being repaid over a 11-month term.

On April 30, 2012, the Company obtained approximately $11.8 million of mortgage debt on one senior living community with Fannie Mae. The new mortgage loan has a ten-year term with a 4.48% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over ten years.

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

On March 8, 2012, the Company completed supplemental financing of approximately $5.6 million with Fannie Mae at a fixed rate of 4.47% on three communities with existing mortgage debt maturing in June 2017. The supplemental loans are cross-collateralized and cross-defaulted with each other and with the original mortgage debt. The Company incurred approximately $0.2 million in deferred financing costs related to these loans, which is being amortized over the remaining loan terms.

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

On September 27, 2011, the Company obtained approximately $23.8 million of mortgage debt on two senior living communities with Fannie Mae. The new mortgage loans each have a ten-year term with interest rates fixed at 4.92% for approximately $19.0 million of the mortgage debt and 4.97% for approximately $4.8 million of the mortgage debt and with the principal amortized over a 30-year term on each loan. The $4.8 million mortgage loan is cross-collateralized and cross-defaulted with the mortgage loans obtained by the Company with Fannie Mae on July 29, 2011. The Company incurred approximately $0.3 million in deferred financing costs related to these loans, which is being amortized over ten years.

On August 1, 2011, in conjunction with the acquisition of one senior living community, the Company obtained interim financing through KeyBank for approximately $19.0 million at a variable interest rate of LIBOR plus 2.25% with a maturity date of December 31, 2011. The Company obtained long-term fixed rate financing through Fannie Mae on September 27, 2011, to replace this loan.

On July 29, 2011, the Company obtained approximately $13.5 million of mortgage debt on two senior living communities with Fannie Mae. The new mortgage loans each have a ten-year term with interest rates fixed at 5.69% and the principal amortized over a 30-year term. The loans are cross-collateralized and cross-defaulted with each other and with the $4.8 million mortgage loan obtained by the Company with Fannie Mae on September 27, 2011. The Company incurred approximately $0.2 million in deferred financing costs related to these loans, which is being amortized over ten years. In conjunction with the acquisition of these senior living communities the Company assumed approximately $0.1 million in promissory notes for three vehicles that are used for transportation of employees and residents. The blended interest rate is 7.55% and the outstanding balance has been included within the Company’s Consolidated Balance Sheets as a component of Notes Payable.

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

The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At June 30, 2012, and December 31, 2011, these communities carried a total net book value of approximately $381.0 million and $339.4 million, respectively, with total mortgage loans outstanding of approximately $289.0 million and $229.3 million, respectively.

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the life of the notes. At June 30, 2012, and December 31, 2011, the Company had gross deferred loan costs of approximately $5.2 million and $4.3 million, respectively. Accumulated amortization was approximately $1.8 million and $1.9 million at June 30, 2012, and December 31, 2011, respectively.

The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of certain promissory notes. The Company was in compliance with all of its debt covenants at June 30, 2012 and December 31, 2011.

7. EQUITY

Preferred Stock

The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Board without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of June 30, 2012.

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

8. STOCK-BASED COMPENSATION

The Company recognizes compensation expense for share-based stock awards to employees, including grants of employee stock options and awards of restricted stock, in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income based on their fair values.

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

A summary of the Company’s stock option activity and related information for the six month period ended June 30, 2012, is presented below:

	Outstanding at Beginning of Period	Granted	Exercised	Forfeited	Outstanding at End of Period	Options Exercisable
Shares	285,100	—	11,170	—	273,930	273,930
Weighted average exercise price per share	$6.28	$—	$5.15	$—	$6.33	$6.33

The options outstanding and the options exercisable at June 30, 2012, each had an intrinsic value of $1.2 million.

Restricted Stock

The Company may grant restricted stock awards to employees, officers, and directors in order to attract, retain, and provide incentives for such individuals and to align more closely stockholder and employee interests. For restricted stock awards without performance-based vesting conditions, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period, which is generally a period of three to four years, but such awards are considered outstanding at the time of grant since the holders thereof are entitled to dividends and voting rights. For restricted stock awards with performance-based vesting conditions, total compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as if the award is, in substance, multiple awards once the performance target is deemed probable of achievement. Performance goals are evaluated periodically and if such goals are not ultimately met or it is not probable the goals will be achieved, no compensation expense is recognized and any previously recognized compensation expense is reversed.

The Company recognizes compensation expense of a restricted stock award over its respective vesting or performance period based on the fair value of the award on the grant date, net of forfeitures. A summary of the Company’s restricted stock awards activity and related information for the six month period ended June 30, 2012, is presented below:

	Outstanding at Beginning of Period	Issued	Vested	Forfeited	Outstanding at End of Period
Shares	626,442	468,691	298,225	6,500	790,408

The restricted stock outstanding at June 30, 2012, had an intrinsic value of $8.4 million.

During the six months ended June 30, 2012, the Company awarded 468,691 shares of restricted common stock to certain employees and directors of the Company. The average market value of the common stock on the date of grant was $7.75. These awards of restricted shares vest over a one to four-year period and had an intrinsic value of $3.6 million on the date of issue.

Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk free interest rate. The expected volatility used by the Company is based primarily on an analysis of historical prices of the Company’s common stock. The expected term of options granted is based primarily on historical exercise and vesting patterns on the Company’s outstanding stock options. The risk free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not currently plan to pay dividends on its common stock and therefore has used a dividend yield of zero in determining the fair value of its awards. The option forfeiture rate assumptions used by the Company, which affect the expense recognized as opposed to the fair value of the awards, are based primarily on the Company’s historical option forfeiture patterns. The Company issued no stock options during each of the first six months of fiscal 2012 and 2011.

The Company has total stock-based compensation expense, including estimated forfeitures, of $4.1 million, which was not recognized as of June 30, 2012, and expects this expense to be recognized over approximately a one to four-year period.

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

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of financial instruments at June 30, 2012, and December 31, 2011, are as follows (in thousands):

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$36,837	$36,837	$22,283	$22,283
Restricted cash	9,187	9,187	9,102	9,102
Notes payable	292,375	292,656	233,136	237,536

The following methods and assumptions were used in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents and Restricted cash: The carrying amounts reported in the Company’s Consolidated Balance Sheets for cash and cash equivalents and restricted cash approximate fair value.

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

Overview

The following discussion and analysis addresses (i) the Company’s results of operations for the three and six month periods ended June 30, 2012 and 2011, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of June 30, 2012, the Company operated 91 senior living communities in 23 states with an aggregate capacity of approximately 12,600 residents, including 38 senior living communities that the Company owned, 3 senior living communities in which the Company had an ownership interest, and 50 senior living communities that the Company leased. As of June 30, 2012, the Company also operated one home care agency.

Significant Financial and Operational Highlights

The Company’s operating strategy is to provide quality senior living communities and services to its residents, while achieving and sustaining a strong, competitive position within its chosen markets, as well as to continue to enhance the performance of its operations. The Company provides senior living services to the elderly, including independent living, assisted living, skilled nursing and home care services. Many of the Company's communities offer a continuum of care to meet its residents’ needs as they change over time. This continuum of care, which integrates independent living and assisted living and is bridged by home care through independent home care agencies or the Company’s home care agency, sustains residents' autonomy and independence based on their physical and mental abilities.

The Company primarily derives its revenue by providing senior living and healthcare services to the elderly and operating senior living communities under joint venture arrangements. Operating results from recent acquisitions have added to the Company’s growing profitability. When comparing the first six months of fiscal 2012 to the first six months of fiscal 2011, the Company has generated total revenues of approximately $149.2 million compared to total revenues of approximately $124.2 million, respectively, representing an increase of approximately $25.1 million, or 20.2%, of which approximately 98.2% were derived from resident and healthcare services during the first six months of fiscal 2012 compared to 96.5% during the first six months of fiscal 2011.

Effective June 27, 2012, the Company closed a lease modification transaction with Ventas which resulted in the Company exchanging two of its owned communities for one of the communities in the existing Ventas lease portfolio and simultaneously leasing back the two communities exchanged. This transaction was the result of negotiations for a permanent solution to the anticipation of the Company not meeting certain lease coverage ratio requirements for its lease portfolio of ten properties with Ventas. The East Lansing Community and Raleigh Community were exchanged for the Towne Centre Community. All three communities continue to be operated by the Company. In conjunction with this transaction, Ventas assumed approximately $18.3 million of existing mortgage debt with Berkadia and the Company received the Towne Centre Community unencumbered. All of the leased communities in the Ventas lease portfolio were modified to be coterminous with the East Lansing and Raleigh Community leases expiring on September 30, 2020, with two 5-year renewal extensions available at the Company’s option, eliminate property-level lease covenants, and contain substantially similar terms and structures. Under the terms of the lease agreements with Ventas, the Company had previously deposited additional cash collateral of approximately $3.4 million which was returnable to the Company once certain performance targets were reached. However, due to the rebalanced lease portfolio meeting the lease coverage ratio requirements, the Company negotiated the return of these deposits as a condition to the lease modification. Additionally, due to the extension of the lease terms for the Ventas lease portfolio to fiscal 2020, the rights of Ventas to reset the underlying values of the leased communities were deferred for five years.

Effective April 30, 2012, the Company closed the acquisition of one senior living community located in Irving, Texas, for approximately $19.2 million. The community consists of 128 independent living units. The Company obtained financing through Fannie Mae for approximately $11.8 million of the acquisition price at a fixed rate of 4.48% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective March 30, 2012, the Company closed the acquisition of one senior living community located in Jeffersonville, Indiana, for approximately $15.3 million. The community consists of 97 assisted living units. The Company obtained financing through Fannie Mae for approximately $11.5 million of the acquisition price at a fixed rate of 4.76% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective March 30, 2012, the Company also closed the acquisition of four senior living communities located in Arlington, College Station, Conroe and Stephenville, Texas, for approximately $34.1 million. The four properties acquired are part of a five property portfolio with the fifth property located in Corpus Christi, Texas, which is expected to close during the third quarter of fiscal 2012. The four communities acquired consist of 45 independent living units and 211 assisted living units. The Company obtained financing through Fannie Mae for approximately $26.1 million of the acquisition price at a fixed rate of 4.69% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective March 1, 2012, the Company closed the acquisition of a senior living community located in Granbury, Texas, for approximately $7.0 million. The community consists of 82 assisted living units. The Company obtained financing through Fannie Mae for approximately $5.4 million of the acquisition price at a fixed rate of 4.38% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

The senior living industry continues to be impacted by challenging conditions in the housing, credit, and financial markets, generally resulting in lower than anticipated operating results. During the first six months of fiscal 2012 and throughout fiscal 2011, in response to these conditions, the Company has continued to focus on maintaining an emphasis on occupancy increases, improvement in rental rates, expense management and growth in net operating income per unit, conversions of existing units to higher levels of care, strategic acquisitions of senior living communities in regions where the Company has existing operations, and other opportunities to enhance cash flow and shareholder value.

Joint Venture Transactions and Management Contracts

As of June 30, 2012, the Company managed 3 communities owned by joint ventures in which the Company has a minority interest. For communities owned by joint ventures, the Company typically receives a management fee of 5% of gross revenues.

The Company’s joint venture management fees are primarily based on a percentage of gross revenues. As a result, the cash flow and profitability of such contracts to the Company are more dependent on the revenues generated by such communities and less dependent on net cash flow than for owned or leased communities. The management contracts are generally terminable only for cause or upon the sale of a community, subject to the Company's right to offer to purchase such community.

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

On April 8, 2011, SHPII/CSL closed the Spring Meadows Transaction. Upon closing the sale, the Company leased the four Spring Meadows Communities from HCN. The lease has an initial term of 15 years, with one 15-year renewal extension available at the Company’s option. The initial lease rate is 7.25% and is subject to certain conditional lease escalation clauses. The Company incurred $0.9 million in lease acquisition costs which have been deferred and are being amortized over the initial 15-year lease term. The Company has accounted for this lease as an operating lease. As a result of this transaction, the Company received cash proceeds, including incentive distributions, from the sale by SHPII/CSL of approximately $17.0 million, net of closing costs, resulting in a gain to the Company of approximately $16.1 million which has been deferred and is being recognized in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income as a reduction in facility lease expense over the initial 15-year lease term.

SHPIII Transactions

In May 2007, the Company and SHPIII formed SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community opened in August 2008 and currently consists of 101 independent living units and 45 assisted living units with a capacity of 196 residents. The Company has contributed $0.8 million to SHPIII/CSL Miami for its 10% interest and accounts for its investment in SHPIII/CSL Miami under the equity method of accounting. As of June 30, 2012, the Company had not met the breakeven requirements of the development agreement guarantee for this joint venture development.

In November 2007, the Company and SHPIII formed SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community opened in April 2009 and currently consists of 96 independent living units and 45 assisted living units with a capacity of 197 residents. The Company has contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest and accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting. The Company contributed land to SHP III/CSL Richmond Heights as a capital contribution during formation of the joint venture in November 2007 resulting in a $0.2 million gain to the Company. The gain had been deferred when the land was initially contributed to SHP III/CSL Richmond Heights due to the continuing involvement of the Company as a result of a development agreement guarantee. The Company met the breakeven requirements of the development agreement guarantee during the third quarter of fiscal 2011 resulting in full satisfaction and termination of guarantee and recognition of the deferred gain as a component of Gain on disposition of assets, net, within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

Facility Lease Transactions

The Company currently leases 50 senior living communities from certain REITs and accounts for each of the leases as an operating lease. The lease terms are generally for 10-15 years with renewal options for 5-20 years at the Company’s option. Under these agreements the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. The following table summarizes each of the Company’s lease agreements (dollars in millions):

Landlord	Date of Lease	Number of Communities	Value of Transaction	Term	Initial Lease Rate (1)	Lease Acquisition Costs (2)	Deferred Gains / Lease Concessions (3)
Ventas	September 30, 2005	6	$84.6	(4) (Two five-year renewals)	8%	$1.4	$4.6
Ventas	October 18, 2005	1	19.5	(4) (Two five-year renewals)	8%	0.2	—
Ventas	June 8, 2006	1	19.1	(4) (Two five-year renewals)	8%	0.4	—
Ventas	January 31, 2008	1	5.0	(4) (Two five-year renewals)	7.75%	0.2	—
Ventas	June 27, 2012	2	43.3	(4) (Two five-year renewals)	6.75%	0.9	—
HCP	May 1, 2006	3	54.0	(5) (Two ten-year renewals)	8%	0.2	12.8
HCP	May 31, 2006	6	43.0	10 years (Two ten-year renewals)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	(5) (Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	(5) (Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	(5) (Two ten-year renewals)	7.25%	0.1	—
HCN	April 16, 2010	5	48.5	15 years (One 15-year renewal)	8.25%	0.6	0.8
HCN	May 1, 2010	3	36.0	15 years (One 15-year renewal)	8.25%	0.2	0.4
HCN	September 10, 2010	12	104.6	15 years (One 15-year renewal)	8.50%	0.4	2.0
HCN	April 8, 2011	4	141.0	15 years (One 15-year renewal)	7.25%	0.9	16.2

Subtotal						6.7	37.4
Accumulated amortization through June 30, 2012						(2.5)	—
Accumulated deferred gains / lease concessions recognized through June 30, 2012						—	(12.2)

Net lease acquisition costs / deferred gains / lease concessions as of June 30, 2012						$4.2	$25.2

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as forth in each lease agreement.
(2)	Lease acquisition costs are being amortized over the respective initial lease terms.
(3)	Deferred gains of $34.8 million and lease concessions of $2.6 million are being recognized in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income as a reduction in facility lease expense over the respective initial lease terms. Lease concessions of $0.6 million relate to the HCP transaction on May 31, 2006, and of $2.0 million relate to the HCN/Signature Transaction on September 10, 2010.
(4)	Effective June 27, 2012, the Company closed the Ventas Lease Transaction. All of the leased communities in the Ventas lease portfolio were modified to be coterminous expiring on September 30, 2020, with two 5-year renewal extensions available at the Company’s option.
(5)	On March 4, 2010, the Company executed a second amendment to the master lease agreement associated with nine of its leases with HCP to effectively combine the lessees into one master lease and extend the lease terms for the HCP lease portfolio through October 31, 2018.

There are various financial covenants and other restrictions in the Company’s lease agreements. Under the terms of certain lease agreements, the Company had previously deposited additional cash collateral of approximately $3.4 million with a certain landlord which was returnable to the Company once certain performance targets were reached. However, the Company negotiated a lease modification with this landlord during the second quarter of fiscal 2012 and all of the additional cash collateral initially deposited by the Company was returned to the Company. For additional information, refer to Note 4, “FACILITY LEASE TRANSACTIONS” within the Company’s Notes To Unaudited Consolidated Financial Statements. The Company was in compliance with all lease covenants at June 30, 2012.

Website

The Company’s Internet website www.capitalsenior.com contains an Investor Relations section, which provides links to the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and Section 16 filings and any amendments to those reports and filings. These reports and filings are available free of charge through the Company’s internet website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Results of Operations

The following table sets forth for the periods indicated selected Consolidated Statements of Operations and Comprehensive (Loss) Income data in thousands of dollars and expressed as a percentage of total revenues.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	$	%	$	%	$	%	$	%
Revenues:
Resident and healthcare revenue	$75,586	98.1	$62,946	97.8	$146,584	98.2	$119,845	96.5
Affiliated management service revenue	162	0.2	163	0.3	316	0.2	597	0.5
Community reimbursement revenue	1,278	1.7	1,226	1.9	2,346	1.6	3,717	3.0

Total revenue	77,026	100.0	64,335	100.0	149,246	100.0	124,159	100.0
Expenses:
Operating expenses (exclusive of depreciation and amortization shown below)	44,909	58.3	37,684	58.6	87,395	58.6	71,739	57.8
General and administrative expenses	3,858	5.0	3,437	5.3	7,635	5.1	6,287	5.1
Facility lease expense	13,865	18.0	13,613	21.2	27,360	18.3	25,044	20.2
Stock-based compensation	596	0.8	332	0.5	1,241	0.8	590	0.5
Depreciation and amortization	9,050	11.7	3,583	5.6	15,756	10.6	7,141	5.8
Community reimbursement expense	1,278	1.7	1,226	1.9	2,346	1.6	3,717	3.0

Total expenses	73,556	95.5	59,875	93.1	141,733	95.0	114,518	92.4

Income from operations	3,470	4.5	4,460	6.9	7,513	5.0	9,641	7.6
Other income (expense):
Interest income	41	0.1	50	0.1	67	0.0	64	0.1
Interest expense	(4,308)	(5.6)	(2,734)	(4.2)	(7,852)	(5.3)	(5,451)	(4.4)
Loss on disposition of assets, net	(7)	0.0	(6)	0.0	(5)	0.0	(6)	0.0
Equity in losses of unconsolidated joint ventures, net	(78)	(0.1)	(208)	(0.3)	(215)	(0.1)	(396)	(0.3)

Income before provision for income taxes	(882)	(1.1)	1,562	2.5	(492)	(0.3)	3,852	3.0
Provision for income taxes	198	0.3	(691)	(1.1)	(49)	(0.0)	(1,683)	(1.4)

Net (loss) income	$(684)	(0.8)	$871	1.4	$(541)	(0.4)	$2,169	1.6

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Revenues.

Total revenues were $77.0 million for the three months ended June 30, 2012, compared to $64.3 million for the three months ended June 30, 2011, representing an increase of $12.7 million or 19.7%. This increase in revenue is primarily the result of an increase in resident and healthcare revenue of $12.6 million and an increase in community reimbursement revenue of $0.1 million.

•

The increase in resident and healthcare revenue primarily results from an increase of $0.7 million from the Spring Meadows Transaction, an increase of $9.8 million from the GreenTree at Kokomo Transaction, Keystone Woods and Wynnfield Crossing Transaction, Summit Point Transaction, Pulliam Transaction, Granbury Transaction, Esperanza Transaction, Riverbend Transaction, and Remington Transaction and an increase in occupancy and average monthly rental rates of 1.4% at the Company’s other consolidated same-store communities.

•

Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities and joint ventures that the Company operates under long-term management agreements. The decrease in community reimbursement revenue primarily results from the Spring Meadows Transaction.

Expenses.

Total expenses were $73.6 million in the second quarter of fiscal 2012 compared to $59.9 million in the second quarter of fiscal 2011, representing an increase of $13.7 million, or 22.8%. This increase is primarily the result of a $7.2 million increase in operating expenses, a $0.4 million increase in general and administrative expenses, a $0.2 million increase in facility lease expense, a $0.3 million increase in stock-based compensation expense, a $5.5 million increase in depreciation and amortization expense, and a $0.1 million increase in community reimbursement expense.

•

The increase in operating expenses primarily results from an increase of $0.6 million from the Spring Meadows Transaction, an increase of $5.8 million from the GreenTree at Kokomo Transaction, Keystone Woods and Wynnfield Crossing Transaction, Summit Point Transaction, Pulliam Transaction, Granbury Transaction, Esperanza Transaction, Riverbend Transaction, and Remington Transaction, and an increase in operating costs at the Company’s other consolidated same-store communities of $0.8 million. The increase in operating costs at the Company’s other consolidated same-store communities was primarily due to an increase of $0.5 million in employee wages and benefits, an increase of $0.2 million in food costs, and an increase of $0.1 million for promotional advertising.

•

General and administrative expenses increased $0.4 million primarily due to an increase of $0.2 million for due diligence and legal expenses incurred in connection with the Company’s acquisitions and an increase of $0.2 million in wages and benefits for existing and additional full time Corporate employees hired subsequent to the second quarter of fiscal 2011.

•	The increase in facility lease expense primarily results from the Spring Meadows Transaction.

•

Depreciation and amortization expense increased $5.5 million primarily due to an increase of $5.1 million from the GreenTree at Kokomo Transaction, Keystone Woods and Wynnfield Crossing Transaction, Summit Point Transaction, Pulliam Transaction, Granbury Transaction, Esperanza Transaction, Riverbend Transaction, and Remington Transaction, and an increase of $0.4 million as a result of an increase in depreciable assets at the Company’s other consolidated same-store communities.

•

Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures that the Company operates under long-term management agreements. The decrease in community reimbursement expense primarily results from the Spring Meadows Transaction.

Other income and expense.

•

Interest income reflects interest earned on the investment of cash balances and interest earned on escrowed funds. Interest income decreased primarily due to lower average cash balances in the second quarter of fiscal 2012 when compared to the second quarter of fiscal 2011.

•

Interest expense increased $1.6 million in the second quarter of fiscal 2012 when compared to the second quarter of fiscal 2011 primarily due to the additional mortgage debt associated with the GreenTree at Kokomo Transaction, Keystone Woods and Wynnfield Crossing Transaction, Summit Point Transaction, Pulliam Transaction, Granbury Transaction, Esperanza Transaction, Riverbend Transaction, and Remington Transaction.

Benefit (Provision) for income taxes.

Benefit for income taxes for the second quarter of fiscal 2012 was $0.2 million, or 22.4% of loss before taxes, compared to a provision for income taxes of $0.7 million, or 44.2% of income before taxes, for the second quarter of fiscal 2011. The effective tax rates for the second quarters of fiscal 2012 and 2011 differ from the statutory tax rates due to state income taxes and permanent tax differences. The Company is impacted by the TMT, which effectively imposes tax on modified gross revenues for communities within the State of Texas. The Company consolidated 35 Texas communities in the second quarter of fiscal 2012 and 29 Texas communities in the second quarter of fiscal 2011 and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. The Company has evaluated future expectations of income and believes, based upon this analysis, that the realization of net deferred tax assets is reasonably assured and therefore has not provided for a valuation allowance at June 30, 2012.

Net (loss) income and comprehensive (loss) income .

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(0.7 million) for the three months ended June 30, 2012, compared to net income and comprehensive income of $0.9 million for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenues.

Total revenues were $149.2 million for the six months ended June 30, 2012 compared to $124.2 million for the six months ended June 30, 2011, representing an increase of approximately $25.0 million, or 20.2%. This increase in revenue is primarily the result of a $26.7 million increase in resident and healthcare revenue offset by a decrease in affiliated management services revenue of $0.3 million and a decrease in community reimbursement revenue of $1.4 million.

•

The increase in resident and healthcare revenue primarily results from an increase of $7.1 million from the Spring Meadows Transaction, an increase of $15.6 million from the GreenTree at Kokomo Transaction, Keystone Woods and Wynnfield Crossing Transaction, Summit Point Transaction, Pulliam Transaction, Granbury Transaction, Esperanza Transaction, Riverbend Transaction, and Remington Transaction and an increase in occupancy of 1.0% and an increase in average monthly rental rates of 0.6% at the Company’s other consolidated same-store communities.

•	The decrease in affiliated management services revenue primarily results from the Spring Meadows Transaction.

•

Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities and joint ventures that the Company operates under long-term management agreements. The decrease in community reimbursement revenue primarily results from the Spring Meadows Transaction.

Expenses.

Total expenses were $141.7 million during the first six months of fiscal 2012 compared to $114.5 million during the first six months of fiscal 2011, representing an increase of $27.2 million, or 23.8%. This increase is primarily the result of a $15.7 million increase in operating expenses, a $1.3 million increase in general and administrative expenses, a $2.3 million increase in facility lease expense, a $0.7 million increase in stock-based compensation expense, and a $8.6 million increase in depreciation and amortization expense offset by a $1.4 million decrease in community reimbursement expense.

•

The increase in operating expenses primarily results from an increase of $4.1 million from the Spring Meadows Transaction, an increase of $9.3 million from the GreenTree at Kokomo Transaction, Keystone Woods and Wynnfield Crossing Transaction, Summit Point Transaction, Pulliam Transaction, Granbury Transaction, Esperanza Transaction, Riverbend Transaction, and Remington Transaction, and an increase in operating costs at the Company’s other consolidated same-store communities of $2.3 million. The increase in operating costs at the Company’s other consolidated same-store communities was primarily due to an increase of $1.5 million in employee wages and benefits, an increase of $0.3 million in food costs, an increase of $0.3 million for insurance and casualty losses, and an increase of $0.2 million for promotional advertising.

•

General and administrative expenses increased $1.3 million primarily due to an increase of $0.6 million for due diligence and legal expenses incurred in connection with the Company’s acquisitions, an increase of $0.4 million in wages and benefits for existing and additional full time Corporate employees hired subsequent to the second quarter of fiscal 2011, and an increase of $0.3 million in employee insurance benefits and claims paid, which resulted in higher health insurance costs to the Company.

•	The increase in facility lease expense primarily results from the Spring Meadows Transaction.

•

Depreciation and amortization expense increased $8.6 million primarily due to an increase of $0.1 million from the Spring Meadows Transaction, an increase of $7.9 million from the GreenTree at Kokomo Transaction, Keystone Woods and Wynnfield Crossing Transaction, Summit Point Transaction, Pulliam Transaction, Granbury Transaction, Esperanza Transaction, Riverbend Transaction, and Remington Transaction, and an increase of $0.6 million as a result of an increase in depreciable assets at the Company’s other consolidated same-store communities.

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

•

Interest expense increased $2.4 million in the first six months of fiscal 2012 when compared to the first six months of fiscal 2011 primarily due to the additional mortgage debt associated with the GreenTree at Kokomo Transaction, Keystone Woods and Wynnfield Crossing Transaction, Summit Point Transaction, Pulliam Transaction, Granbury Transaction, Esperanza Transaction, Riverbend Transaction, and Remington Transaction.

Provision for income taxes.

Provision for income taxes for the first six months of fiscal 2012 was $0.1 million, or 10.0% of loss before taxes, compared to a provision for income taxes of $1.7 million, or 43.7% of income before taxes, for the first six months of fiscal 2011. The effective tax rates for the first six months of fiscal 2012 and 2011 differ from the statutory tax rates due to state income taxes and permanent tax differences. The Company is impacted by the TMT which effectively imposes tax on modified gross revenues for communities within the State of Texas. The Company consolidated 35 Texas communities in the first six months of fiscal 2012 and 29 Texas communities in the first six months of fiscal 2011 and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. The Company has evaluated future expectations of income and believes, based upon this analysis, that the realization of net deferred tax assets is reasonably assured and therefore has not provided for a valuation allowance at June 30, 2012.

Net (loss) income and comprehensive (loss) income.

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(0.5 million) for the six months ended June 30, 2012, compared to net income and comprehensive income of $2.2 million for the six months ended June 30, 2011.

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

In addition to approximately $36.8 million of unrestricted cash balances on hand as of June 30, 2012, the Company’s principal sources of liquidity are expected to be cash flows from operations and from SHPIII/CSL Miami, SHP III/CSL Richmond Heights, SHPIII/CSL Levis Commons, supplemental debt financings, and/or proceeds from the sale of assets. The Company expects its available cash and cash flows from operations and from SHPIII/CSL Miami, SHP III/CSL Richmond Heights, SHPIII/CSL Levis Commons, supplemental debt financings, and proceeds from the sale of assets, to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company, from time to time, considers and evaluates transactions related to its portfolio including supplemental debt financings, purchases and sales, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

In summary, the Company’s cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$19,343	$11,723
Net cash (used in) provided by investing activities	(81,421)	13,210
Net cash provided by (used in) financing activities	76,632	(4,234)

Net increase in cash and cash equivalents	$14,554	$20,699

Operating Activities.

The net cash provided by operating activities for the first six months of fiscal 2012 primarily results from net loss of $0.5 million, net non-cash charges of $9.2 million, a decrease in property tax and insurance deposits of $3.0 million, a decrease in other assets of $2.7 million, and an increase in federal and state income taxes receivable/payable of $6.9 million offset by an increase in accounts receivable of $0.6 million, an increase in prepaid expenses and other assets of $0.3 million, a decrease in accounts payable of $0.4 million, and a decrease in accrued expenses of $0.6 million. The net cash provided by operating activities for the first six months fiscal 2011 primarily results from net income of $2.2 million, net non-cash charges of $3.5 million, a decrease in property tax and insurance deposits of $2.9 million, a decrease in prepaid expenses and other of $1.2 million, an increase in accrued expenses of $0.9 million, an increase in federal and state income taxes receivable/payable of $5.8 million, and an increase in customer deposits of $0.4 million offset by an increase in accounts receivable of $0.5 million, an increase in other assets of $3.9 million, and a decrease in accounts payable of $0.7 million.

Investing Activities.

The net cash used in investing activities for the first six months of fiscal 2012 primarily results from capital expenditures of $5.6 million, acquisitions of $75.6 million for the Granbury Transaction, Esperanza Transaction, Riverbend Transaction, and Remington Transaction and contributions to joint ventures of $0.2 million. The net cash provided by investing activities for the first six months of fiscal 2011 primarily results from proceeds from the Spring Meadows Transaction of $15.8 million and net distributions from joint ventures of $1.0 million offset by capital expenditures of $3.6 million.

Financing Activities.

The net cash provided by financing activities for the first six months of fiscal 2012 primarily results from notes payable proceeds of $81.9 million of which $54.8 million was from the Granbury Transaction, Esperanza Transaction, Riverbend Transaction, and Remington Transaction and $27.1 million was from insurance premium and supplemental financing on existing communities and $0.5 million resulted from proceeds and excess tax benefits from the issuance of common stock offset by repayments of notes payable of $4.4 million, additions to restricted cash of $0.1 million, and deferred financing charges paid of $1.3 million. The net cash used in financing activities for the first six months of fiscal 2011 primarily results from additions to restricted cash of $2.6 million and net repayments of notes payable of $2.7 million offset by proceeds and excess tax benefits from the issuance of common stock of $1.1 million.

Debt Transactions.

On June 27, 2012, in conjunction with the Ventas Lease Transaction, existing mortgage debt of approximately $18.3 million was assumed by Ventas with no further obligation to the Company. Approximately $0.1 million of unamortized deferred loan costs were written off in connection with the debt assumption by Ventas.

On June 21, 2012, the Company completed supplemental financing of approximately $20.2 million with Freddie Mac at a fixed rate of 4.39% on eight communities with existing mortgage debt maturing in July 2015. The supplemental loans are cross-collateralized and cross-defaulted with each other and with the original mortgage debt. The Company incurred approximately $0.6 million in deferred financing costs related to these loans, which is being amortized over the remaining loan terms.

On May 31, 2012, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $1.4 million. The finance agreement has a fixed interest rate of 2.6% with principal being repaid over a 11-month term.

On April 30, 2012, the Company obtained approximately $11.8 million of mortgage debt on one senior living community with Fannie Mae. The new mortgage loan has a ten-year term with a 4.48% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over ten years.

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

On March 8, 2012, the Company completed supplemental financing of approximately $5.6 million with Fannie Mae at a fixed rate of 4.47% on three communities with existing mortgage debt maturing in June 2017. The supplemental loans are cross-collateralized and cross-defaulted with each other and with the original mortgage debt. The Company incurred approximately $0.2 million in deferred financing costs related to these loans, which is being amortized over the remaining loan terms.

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

On September 27, 2011, the Company obtained approximately $23.8 million of mortgage debt on two senior living communities with Fannie Mae. The new mortgage loans each have a ten-year term with interest rates fixed at 4.92% for approximately $19.0 million of the mortgage debt and 4.97% for approximately $4.8 million of the mortgage debt and with the principal amortized over a 30-year term on each loan. The $4.8 million mortgage loan is cross-collateralized and cross-defaulted with the mortgage loans obtained by the Company with Fannie Mae on July 29, 2011. The Company incurred approximately $0.3 million in deferred financing costs related to these loans, which is being amortized over ten years.

On August 1, 2011, in conjunction with the acquisition of one senior living community, the Company obtained interim financing through KeyBank for approximately $19.0 million at a variable interest rate of LIBOR plus 2.25% with a maturity date of December 31, 2011. The Company obtained long-term fixed rate financing through Fannie Mae on September 27, 2011, to replace this loan.

On July 29, 2011, the Company obtained approximately $13.5 million of mortgage debt on two senior living communities with Fannie Mae. The new mortgage loans each have a ten-year term with interest rates fixed at 5.69% and the principal amortized over a 30-year term. The loans are cross-collateralized and cross-defaulted with each other and with the $4.8 million mortgage loan obtained by the Company with Fannie Mae on September 27, 2011. The Company incurred approximately $0.2 million in deferred financing costs related to these loans, which is being amortized over ten years. In conjunction with the acquisition of these senior living communities the Company assumed approximately $0.1 million in promissory notes for three vehicles that are used for transportation of employees and residents. The blended interest rate is 7.55% and the outstanding balance has been included within the Company’s Consolidated Balance Sheets as a component of Notes Payable.

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

The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At June 30, 2012, and December 31, 2011, these communities carried a total net book value of $381.0 million and $339.4 million, respectively, with total mortgage loans outstanding of $289.0 million and $229.3 million, respectively.

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the life of the notes. At June 30, 2012, and December 31, 2011, the Company had gross deferred loan costs of approximately $5.2 million and $4.3 million, respectively. Accumulated amortization was approximately $1.8 million and $1.9 million at June 30, 2012, and December 31, 2011, respectively.

The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of certain promissory notes. The Company was in compliance with all of its debt covenants at June 30, 2012 and December 31, 2011.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of June 30, 2012, the Company had $292.4 million in outstanding debt comprised solely of fixed rate debt instruments. In addition, as of June 30, 2012, the Company had $583.5 million in future lease obligations with contingent rent increases on certain leases based on changes in the consumer price index or certain operational performance measures.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following information is provided pursuant to Item 703 of Regulation S-K. The Company has not purchased any shares of its common stock pursuant to the Company’s share repurchase program (as described below) during fiscal 2012 or 2011. The information set forth in the table below reflects shares purchased by the Company pursuant to this repurchase program prior to fiscal 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Total at March 31, 2012	349,800	$2.67	349,800	$9,065,571
April 1 – April 30, 2012	—	—	—	—
May 1 – May 31, 2012	—	—	—	—
June 1 – June 30, 2012	—	—	—	—

Total at June 30, 2012	349,800	$2.67	349,800	$9,065,571

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
Ralph A. Beattie
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer) Date: August 9, 2012

INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

Exhibit Number		Description
3.1	—	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to exhibit 3.1 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)

3.1.1	—	Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

3.2	—	Bylaws of the Registrant. (Incorporated by reference to exhibit 3.2 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)

3.2.1	—	Amended and Restated Bylaws of the Registrant. (Incorporated by reference to exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

3.2.2	—	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant. (Incorporated by reference to exhibit 3.2.2 to the Company's Annual Report on Form 10-K for the year period ended December 31, 2002, filed by the Company with the Securities and Exchange Commission.)

4.1	—	Rights Agreement, dated as of February 25, 2010, between Capital Senior Living Corporation and Mellon Investor Services, L.L.C., including all exhibits thereto, (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 25, 2010.)

4.2	—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock, $0.01 par value. (Incorporated by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 25, 2010.)

4.3	—	Form of Right Certificate. (Included as Exhibit B to the Rights Agreement, which is Exhibit 4.1 hereto.)

4.4	—	Form of Summary of Rights. (Included as Exhibit C to the Rights Agreement, which is Exhibit 4.1 hereto.)

4.5	—	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 4.6 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

4.6	—	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 4.7 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

31.1*	—	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	—	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	—	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Ralph A. Beattie pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS§	—	XBRL Instance Document

101.SCH§	—	XBRL Taxonomy Extension Schema Document

101.CAL§	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB§	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	—	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF§	—	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
§	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.