Form 10-Q
period 2012-09-30
CAPITAL SENIOR LIVING CORP
filed 2012-11-09
CIK 1043000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 5, 2012, the Registrant had 28,189,024 outstanding shares of its Common Stock, $0.01 par value, per share.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,298	$22,283
Restricted cash	9,196	9,102
Accounts receivable, net	3,709	4,526
Accounts receivable from affiliates	846	708
Federal and state income taxes receivable	—	5,438
Deferred taxes	1,643	1,479
Property tax and insurance deposits	9,322	11,395
Prepaid expenses and other	3,809	6,068

Total current assets	76,823	60,999
Property and equipment, net	435,832	365,459
Deferred taxes	12,044	5,782
Investments in unconsolidated joint ventures	1,050	1,070
Other assets, net	35,636	29,016

Total assets	$561,385	$462,326

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,931	$2,297
Accounts payable to affiliates	243	314
Accrued expenses	22,410	19,086
Current portion of notes payable	8,173	8,196
Current portion of deferred income	6,946	8,740
Current portion of capital lease and financing obligations	827	50
Federal and state income taxes payable	3,166	—
Customer deposits	1,479	1,530

Total current liabilities	45,175	40,213
Deferred income	20,548	26,175
Capital lease and financing obligations, net of current portion	42,354	31
Other long-term liabilities	1,726	1,826
Notes payable, net of current portion	281,721	224,940
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares – 65,000; issued and outstanding shares – 28,189 and 27,699 in 2012 and 2011, respectively	285	280
Additional paid-in capital	137,494	135,301
Retained earnings	33,016	34,494
Treasury stock, at cost – 350 shares	(934)	(934)

Total shareholders’ equity	169,861	169,141

Total liabilities and shareholders’ equity	$561,385	$462,326

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Resident and health care revenue	$76,577	$66,928	$223,161	$186,773
Affiliated management services revenue	176	141	492	738
Community reimbursement revenue	1,259	1,122	3,605	4,839

Total revenues	78,012	68,191	227,258	192,350
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	46,791	40,975	134,186	112,714
General and administrative expenses	3,288	3,270	10,923	9,557
Facility lease expense	13,819	13,723	41,179	38,767
Stock-based compensation expense	602	430	1,843	1,020
Depreciation and amortization	9,214	4,775	24,970	11,916
Community reimbursement expense	1,259	1,122	3,605	4,839

Total expenses	74,973	64,295	216,706	178,813

Income from operations	3,039	3,896	10,552	13,537
Other income (expense):
Interest income	369	18	436	82
Interest expense	(4,847)	(2,978)	(12,699)	(8,429)
(Loss) Gain on disposition of assets, net	(14)	187	(19)	181
Equity in losses of unconsolidated joint ventures, net	(26)	(223)	(241)	(619)

(Loss) Income before benefit (provision) for income taxes	(1,479)	900	(1,971)	4,752
Benefit (Provision) for income taxes	542	(390)	493	(2,073)

Net (loss) income	$(937)	$510	$(1,478)	$2,679

Per share data:
Basic net (loss) income per share	$(0.03)	$0.02	$(0.05)	$0.10

Diluted net (loss) income per share	$(0.03)	$0.02	$(0.05)	$0.10

Weighted average shares outstanding — basic	27,383	27,026	27,331	26,971

Weighted average shares outstanding — diluted	27,383	27,072	27,331	27,050

Comprehensive (loss) income	$(937)	$510	$(1,478)	$2,679

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net (loss) income	$(1,478)	$2,679
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	24,970	11,917
Amortization of deferred financing charges	518	252
Amortization of deferred lease costs and lease intangibles	452	1,615
Deferred income	(2,505)	(1,632)
Deferred income taxes	(6,426)	(4,708)
Loss (Gain) on disposition of assets, net	19	(181)
Equity in losses of unconsolidated joint ventures	241	619
Provision for bad debts	550	123
Stock-based compensation expense	1,843	1,020
Changes in operating assets and liabilities:
Accounts receivable	266	(986)
Accounts receivable from affiliates	(138)	360
Property tax and insurance deposits	2,073	1,256
Prepaid expenses and other	2,259	866
Other assets	3,117	(4,485)
Accounts payable	(437)	71
Accrued expenses	3,324	2,470
Federal and state income taxes receivable/payable	8,604	556
Customer deposits	(51)	359

Net cash provided by operating activities	37,201	12,171
Investing Activities
Capital expenditures	(9,096)	(7,137)
Cash paid for acquisitions	(75,595)	(53,450)
Proceeds from Spring Meadows Transaction	—	15,844
Proceeds from disposition of assets	19	—
Contributions to unconsolidated joint ventures	(241)	(471)
Distributions from unconsolidated joint ventures	21	1,442

Net cash used in investing activities	(84,892)	(43,772)
Financing Activities
Proceeds from notes payable	81,888	38,464
Repayments of notes payable	(6,837)	(5,123)
Increase in restricted cash	(94)	(2,759)
Cash payments for capital lease and financing obligations	(230)	(109)
Cash proceeds from the issuance of common stock	127	985
Excess tax benefits on stock option exercised	228	122
Deferred financing charges paid	(1,376)	(513)

Net cash provided by financing activities	73,706	31,067

Increase (Decrease) in cash and cash equivalents	26,015	(534)
Cash and cash equivalents at beginning of period	22,283	31,248

Cash and cash equivalents at end of period	$48,298	$30,714

Supplemental Disclosures
Cash paid during the period for:
Interest	$11,826	$8,136

Income taxes	$777	$6,255

Non-cash operating, investing, and financing activities during the period:
Intangible assets acquired through capital lease and financing obligations	$11,794	$—

Property and equipment acquired through capital lease and financing obligations	$13,243	$—

Notes payable assumed through capital lease and financing obligations	$18,293	$—

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

1. BASIS OF PRESENTATION

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior living communities throughout the United States. As of September 30, 2012, the Company operated 91 senior living communities in 23 states with an aggregate capacity of approximately 12,600 residents, including 41 senior living communities which the Company either owned or in which the Company had an ownership interest and 50 senior living communities that the Company leased. As of September 30, 2012, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company accounts for significant investments in unconsolidated companies, in which the Company has significant influence, using the equity method of accounting.

The accompanying consolidated balance sheet, as of December 31, 2011, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2011, and the accompanying unaudited consolidated financial statements, as of and for the three and nine month periods ended September 30, 2012 and 2011, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2012.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2012, results of operations for the three and nine month periods ended September 30, 2012 and 2011, and cash flows for the nine month periods ended September 30, 2012 and 2011. The results of operations for the three and nine month periods ended September 30, 2012, are not necessarily indicative of the results for the year ending December 31, 2012.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting. As of September 30, 2012, the Company owns member interests in three joint ventures. The Company has not consolidated these joint venture interests because the Company has concluded that the other members of each joint venture have substantive kick-out rights or substantive participating rights. Under the equity method of accounting the Company records its investments in unconsolidated joint ventures at cost and adjusts such investments for its share of earnings and losses of the joint ventures.

Development Agreement Guarantees

The Company, on its three joint venture developments, has guarantees that the communities will be completed and operated at the budgeted costs approved by the joint venture members. These costs include the hard and soft construction costs and operating costs until each community reaches breakeven. The budgeted costs include contingency reserves for potential cost overruns and other unforeseen costs. The terms of these guarantees generally do not provide for a limitation on the maximum potential future payments. These joint venture communities are currently in lease up and one of the joint ventures had exhausted its lease up reserve. The Company will be required to fund any operating deficits until the joint venture reaches breakeven for three consecutive months. Any amounts funded by the Company under this commitment, up to $0.5 million, may be recoverable from the joint venture in the event of liquidation. As of September 30, 2012, the Company has recognized deficit charges of approximately $1.2 million under these development agreement guarantees. During the third quarter of fiscal 2011, the Company met the breakeven requirements of the development agreement guarantees for two of these joint venture developments resulting in full satisfaction and termination of these respective guarantees.

Lease Accounting

The Company determines whether to account for its leases as either operating, capital or financing leases depending on the underlying terms of each lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of September 30, 2012, the Company leased 50 senior living communities, 48 of which the Company classified as operating leases and two of which the Company classified as capital lease and financing obligations. The Company incurs lease acquisition costs and amortizes these costs over the term of the respective lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions and as such any related gains have been deferred and are being amortized over the respective lease term. Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives.

The Company has a non-cancelable lease which expires in 2013 for ten 12-passenger Ford Minibuses that are used to transport residents of certain communities. The lease is classified as a capital lease because it contains a bargain purchase option which resulted in the Company initially recording a capital lease obligation for $247,000 of which $43,000 remained outstanding at September 30, 2012.

There are various financial covenants and other restrictions in the Company’s lease agreements. Under the terms of certain lease agreements, the Company had previously deposited additional cash collateral of approximately $3.4 million with a certain landlord which was returnable to the Company once certain performance targets were reached. However, the Company negotiated a lease modification with this landlord during the second quarter of fiscal 2012 and all of the additional cash collateral initially deposited by the Company was returned to the Company. For additional information, refer to Note 4, “FACILITY LEASE TRANSACTIONS.” The Company was in compliance with all lease covenants at September 30, 2012.

Income Taxes

At September 30, 2012, the Company had recorded on its consolidated balance sheet net deferred tax assets of approximately $13.7 million. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rates for the first nine month periods and third quarters of fiscal 2012 and 2011 differ from the statutory tax rates due to state income taxes and permanent tax differences. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. The Company consolidated 35 Texas communities in the third quarter of fiscal 2012 and 29 Texas communities in the third quarter of fiscal 2011 and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated future expectations of net income. The Company believes based upon this analysis that the realization of the net deferred tax assets is reasonably assured and therefore has not provided for a valuation allowance. However, the benefits of the net deferred tax assets might not be realized if actual results differ from expectations.

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

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net (loss) income	$(937)	$510	$(1,478)	$2,679
Net (loss) income allocated to unvested restricted shares	27	(12)	43	(58)

Undistributed net (loss) income allocated to common shares	$(910)	$498	$(1,435)	$2,621

Weighted average shares outstanding – basic	27,383	27,026	27,331	26,971
Effects of dilutive securities:
Employee equity compensation plans	—	46	—	79

Weighted average shares outstanding – diluted	27,383	27,072	27,331	27,050

Basic net (loss) income per share	$(0.03)	$0.02	$(0.05)	$0.10

Diluted net (loss) income per share	$(0.03)	$0.02	$(0.05)	$0.10

Awards of unvested restricted stock representing approximately 800,000 and 628,000 shares were outstanding for the three months ended September 30, 2012 and 2011, respectively, and awards of unvested restricted stock representing approximately 806,000 and 597,000 shares were outstanding for the nine months ended September 30, 2012 and 2011, respectively, and were included in the computation of allocable net income.

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

3. TRANSACTIONS WITH AFFILIATES

SHPII/CSL

In November 2004, the Company with Senior Housing Partners II, L.P. (“SHPII”) formed four joint ventures (collectively, “SHPII/CSL”) that owned four senior living communities (the “Spring Meadows Communities”). SHPII/CSL was owned 95% by SHPII, a fund managed by Prudential Real Estate Investors (“Prudential”), and 5% by the Company. The Company had contributed

$1.3 million for its interests in SHPII/CSL. The Company accounted for its investment in SHPII/CSL under the equity method of accounting and the Company recognized earnings in the equity of SHPII/CSL of $0.1 million during the nine month period ended September 30, 2011. In addition, the Company earned $0.3 million in management fees on the Spring Meadows Communities during the nine month period ended September 30, 2011.

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

SHPIII/CSL Miami

In May 2007, the Company with Senior Housing Partners III, L.P. (“SHPIII”) formed SHPIII/CSL Miami, L.L.C. (“SHPIII/CSL Miami”) to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The Company has contributed $0.8 million to SHPIII/CSL Miami for its 10% interest. The Company accounts for its investment in SHPIII/CSL Miami under the equity method of accounting and recognized losses in the equity of SHPIII/CSL Miami of $(0.2 million) and $(0.6 million) during the nine month periods ended September 30, 2012 and 2011, respectively. In addition, the Company earned $0.1 million in management fees on the SHPIII/CSL Miami community in each of the nine month periods ended September 30, 2012 and 2011. As of September 30, 2012, the Company has not met the breakeven requirements of the development agreement guarantee for this joint venture development.

SHPIII/CSL Richmond Heights

In November 2007, the Company with SHPIII formed SHPIII/CSL Richmond Heights, L.L.C. (“SHPIII/CSL Richmond Heights”) to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The Company has contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest. The Company accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting and recognized earnings (losses) in the equity of SHPIII/CSL Richmond Heights of $8,700 and $(41,600) during the nine month periods ended September 30, 2012 and 2011, respectively. In addition, the Company earned $0.2 million and $0.1 million in management fees on the SHPIII/CSL Richmond Heights community during the nine month periods ended September 30, 2012 and 2011, respectively.

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

SHPIII/CSL Levis Commons

In December 2007, the Company with SHPIII formed SHPIII/CSL Levis Commons, L.L.C. (“SHPIII/CSL Levis Commons”) to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The Company has contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest. The Company accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting and recognized losses in the equity of SHPIII/CSL Levis Commons of $(6,900) and $(47,300) during the nine month periods ended September 30, 2012 and 2011, respectively. In addition, the Company earned $0.2 million and $0.1 million in management fees on the SHPIII/CSL Levis Commons community during the nine month periods ended September 30, 2012 and 2011, respectively. During the third quarter of fiscal 2011, the Company met the breakeven requirements of the development agreement guarantee for this joint venture development resulting in full satisfaction and termination of the guarantee.

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

5. ACQUISITIONS

Fiscal 2012

Effective April 30, 2012, the Company closed the acquisition of one senior living community located in Irving, Texas, for approximately $19.2 million (the “Remington Transaction”). The community consists of 128 independent living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing through Fannie Mae for approximately $11.8 million of the acquisition price at a fixed rate of 4.48% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective March 30, 2012, the Company closed the acquisition of one senior living community located in Jeffersonville, Indiana, for approximately $15.3 million (the “Riverbend Transaction”). The community consists of 97 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing through Fannie Mae for approximately $11.5 million of the acquisition price at a fixed rate of 4.76% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective March 30, 2012, the Company closed the acquisition of four senior living communities located in Arlington, College Station, Conroe and Stephenville, Texas, for approximately $34.1 million. The four properties acquired are part of a five property transaction with the fifth property located in Corpus Christi, Texas, which closed on October 17, 2012 (the “Esperanza Transaction”). The four communities acquired consist of 45 independent living units and 211 assisted living units. The Company incurred approximately $0.2 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing through Fannie Mae for approximately $26.1 million of the acquisition price at a fixed rate of 4.69% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective March 1, 2012, the Company closed the acquisition of a senior living community located in Granbury, Texas, for approximately $7.0 million (the “Granbury Transaction”). The community consists of 82 assisted living units. The Company incurred approximately $0.2 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing through Fannie Mae for approximately $5.4 million of the acquisition price at a fixed rate of 4.38% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

As a result of these acquisitions during the first nine months of fiscal 2012, for which the purchase accounting is preliminary as it is subject to final valuation adjustments, the Company recorded additions to property and equipment of approximately $67.8 million and other assets, primarily consisting of in-place lease intangibles, of approximately $7.5 million within the Company’s Consolidated Balance Sheets which will be depreciated or amortized over the estimated useful lives.

Fiscal 2011

Effective October 19, 2011, the Company closed the acquisition of three senior living communities, one located in Columbus, North Carolina, and two located in Anderson, South Carolina, for approximately $30.0 million (the “Pulliam Transaction”). These communities consist of 56 independent living units and 141 assisted living units. The Company incurred approximately $0.4 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing through Fannie Mae for approximately $22.1 million of the acquisition price at a fixed rate of 4.92% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective August 1, 2011, the Company closed the acquisition of a senior living community located in Macedonia, Ohio, for approximately $27.3 million (the “Summit Point Transaction”). This community consists of 100 independent living units and 50 assisted living units. The Company incurred approximately $0.2 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained interim financing through KeyBank on August 1, 2011, for approximately $19.0 million of the acquisition price at a variable rate of LIBOR plus 2.25% with a maturity date of December 31, 2011, with the balance of the acquisition price paid from the Company’s existing cash resources. The Company obtained long-term fixed rate financing through Fannie Mae on September 27, 2011, for approximately $19.0 million to replace the KeyBank interim loan at a fixed rate of 4.92% with a 10-year term.

Effective July 29, 2011, the Company closed the acquisition of two senior living communities located in Anderson, Indiana, and Rochester, Indiana, for approximately $16.0 million (the “Keystone Woods and Wynnfield Crossing Transaction”). These communities consist of 109 assisted living units. The Company incurred approximately $0.3 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing through Fannie Mae on July 29, 2011, for approximately $6.75 million of the acquisition price for the property located in Rochester, Indiana, at a fixed rate of 5.69% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources. The Company obtained financing through Fannie Mae on September 27, 2011, for approximately $4.8 million of the acquisition price for the property located in Anderson, Indiana, at a fixed rate of 4.97% with a 10-year term, with the balance being paid from the Company’s existing cash resources.

Effective July 15, 2011, the Company closed the acquisition of a senior living community located in Kokomo, Indiana, for approximately $10.2 million (the “GreenTree at Kokomo Transaction”). This community consists of 78 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing through Fannie Mae on July 29, 2011, for approximately $6.75 million of the acquisition price at a fixed rate of 5.69% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

As a result of these acquisitions during fiscal 2011, the Company recorded additions to property and equipment of approximately $75.1 million and other assets, primarily consisting of in-place lease intangibles, of approximately $8.3 million within the Company’s Consolidated Balance Sheets which will be depreciated or amortized over the estimated useful lives.

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

On May 31, 2012, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $1.4 million. The finance agreement has a fixed interest rate of 2.6% with principal being repaid over an 11-month term.

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

The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At September 30, 2012, and December 31, 2011, these communities carried a total net book value of approximately $388.7 million and $339.4 million, respectively, with total mortgage loans outstanding of approximately $287.6 million and $229.3 million, respectively.

In connection with the Company’s loan commitments and capital lease and financing obligations described above, the Company incurred financing charges that were deferred and amortized over the life of the respective notes or leases. At September 30, 2012, and December 31, 2011, the Company had gross deferred loan and capital lease and financing obligation costs of approximately $6.1 million and $4.3 million, respectively. Accumulated amortization was approximately $2.0 million and $1.9 million at September 30, 2012, and December 31, 2011, respectively.

The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of certain promissory notes. The Company was in compliance with all of its debt covenants at September 30, 2012 and December 31, 2011.

7. EQUITY

Preferred Stock

The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Board without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of September 30, 2012.

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

A summary of the Company’s stock option activity and related information for the nine month period ended September 30, 2012, is presented below:

	Outstanding at Beginning of				Outstanding at	Options
	Period	Granted	Exercised	Forfeited	End of Period	Exercisable
Shares	285,100	—	16,170	—	268,930	268,930
Weighted average exercise price per share	$6.28	$—	$5.50	$—	$6.33	$6.33

The options outstanding and the options exercisable at September 30, 2012, each had an intrinsic value of $2.2 million.

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

The Company recognizes compensation expense of a restricted stock award over its respective vesting or performance period based on the fair value of the award on the grant date, net of forfeitures. A summary of the Company’s restricted stock awards activity and related information for the nine month period ended September 30, 2012, is presented below:

	Outstanding at				Outstanding at
	Beginning of Period	Issued	Vested	Forfeited	End of Period
Shares	626,442	482,191	301,350	7,500	799,783

The restricted stock outstanding at September 30, 2012, had an intrinsic value of $11.6 million.

During the nine month period ended September 30, 2012, the Company awarded 482,191 shares of restricted common stock to certain employees and directors of the Company. The average market value of the common stock on the date of grant was $7.83. These awards of restricted shares vest over a one to four-year period and had an intrinsic value of $3.8 million on the date of issue.

Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk free interest rate. The expected volatility used by the Company is based primarily on an analysis of historical prices of the Company’s common stock. The expected term of options granted is based primarily on historical exercise and vesting patterns on the Company’s outstanding stock options. The risk free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not currently plan to pay dividends on its common stock and therefore has used a dividend yield of zero in determining the fair value of its awards. The option forfeiture rate assumptions used by the Company, which affect the expense recognized as opposed to the fair value of the awards, are based primarily on the Company’s historical option forfeiture patterns. The Company issued no stock options during each of the first nine months of fiscal 2012 and 2011.

The Company has total stock-based compensation expense, excluding estimated forfeitures, of $4.0 million, which was not recognized as of September 30, 2012, and expects this expense to be recognized over approximately a one to four-year period.

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

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of financial instruments at September 30, 2012, and December 31, 2011, are as follows (in thousands):

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$48,298	$48,298	$22,283	$22,283
Restricted cash	9,196	9,196	9,102	9,102
Notes payable	289,894	286,609	233,136	237,536

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

11. SUBSEQUENT EVENTS

Effective October 23, 2012, the Company closed the acquisition of six senior living communities located in Indiana and Ohio, for approximately $62.5 million. The communities consist of 440 assisted living units. The Company obtained financing for four of the communities through Fannie Mae for approximately $26.4 million of the acquisition price at a fixed rate of 4.34% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources. The Company obtained interim financing for one of the communities through Berkadia for $6.4 million of the acquisition price at a variable rate of LIBOR plus 4.5%, which matures on February 10, 2013, with the balance of the acquisition price paid from the Company’s existing cash resources. The Company has received a commitment for long-term fixed rate financing to replace the $6.4 million Berkadia interim loan with similar terms and conditions as the other communities acquired. Due to a recent expansion, the Company also obtained interim financing for one of the communities through Berkadia for $11.6 million of the acquisition price at a variable rate of LIBOR plus 4.5%, which matures on November 10, 2013, with the balance of the acquisition price paid from the Company’s existing cash resources. This community, including the expansion, will be eligible for permanent financing within six months. The Company expects to obtain long-term fixed rate financing to replace the $11.6 million Berkadia interim loan with similar terms and conditions as the other communities acquired. The Company has not yet completed its initial purchase price allocation for this transaction.

Effective October 23, 2012, the Company closed the acquisition of one senior living community located in Batesville, Indiana, for approximately $4.0 million. The community consists of 41 assisted living units. The Company obtained financing through Fannie Mae for approximately $2.6 million of the acquisition price at a fixed rate of 4.34% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources. The Company has not yet completed its initial purchase price allocation for this transaction.

Effective October 17, 2012, the Company closed the acquisition of one senior living community located in Corpus Christi, Texas, for approximately $6.4 million. The property acquired is part of the five property Esperanza Transaction of which the other four properties closed during the first quarter of fiscal 2012. The community consists of 50 assisted living units. The Company assumed mortgage debt insured by the U.S. Department of Housing and Urban Development (“HUD”) of approximately $3.2 million of the acquisition price at a fixed rate of 4.48% with approximately a 33-year remaining term with the balance of the acquisition price paid from the Company’s existing cash resources. The Company has not yet completed its initial purchase price allocation for this transaction.

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

Overview

The following discussion and analysis addresses (i) the Company’s results of operations for the three and nine month periods ended September 30, 2012 and 2011, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of September 30, 2012, the Company operated 91 senior living communities in 23 states with an aggregate capacity of approximately 12,600 residents, including 38 senior living communities that the Company owned, 3 senior living communities in which the Company had an ownership interest, and 50 senior living communities that the Company leased. As of September 30, 2012, the Company also operated one home care agency.

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

The Company primarily derives its revenue by providing senior living and healthcare services to the elderly and operating senior living communities under joint venture arrangements. Operating results from recent acquisitions have added to the Company’s growing profitability. When comparing the first nine months of fiscal 2012 to the first nine months of fiscal 2011, the Company has generated total revenues of approximately $227.3 million compared to total revenues of approximately $192.4 million, respectively, representing an increase of approximately $34.9 million, or 18.1%, of which approximately 98.2% were derived from resident and healthcare services during the first nine months of fiscal 2012 compared to 97.1% during the first nine months of fiscal 2011.

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

Effective March 30, 2012, the Company also closed the acquisition of four senior living communities located in Arlington, College Station, Conroe and Stephenville, Texas, for approximately $34.1 million. The four properties acquired are part of a five property portfolio with the fifth property located in Corpus Christi, Texas, which closed on October 17, 2012. The four communities acquired consist of 45 independent living units and 211 assisted living units. The Company obtained financing through Fannie Mae for approximately $26.1 million of the acquisition price at a fixed rate of 4.69% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

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

The senior living industry continues to be impacted by challenging conditions in the housing, credit, and financial markets, generally resulting in lower than anticipated operating results. During the first nine months of fiscal 2012 and throughout fiscal 2011, in response to these conditions, the Company has continued to focus on maintaining an emphasis on occupancy increases, improvement in rental rates, expense management and growth in net operating income per unit, strategic acquisitions of senior living communities in regions where the Company has existing operations, and other opportunities to enhance cash flow and shareholder value.

Joint Venture Transactions and Management Contracts

As of September 30, 2012, the Company managed 3 communities owned by joint ventures in which the Company has a minority interest. For communities owned by joint ventures, the Company typically receives a management fee of 5% of gross revenues.

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

SHPIII Transactions

In May 2007, the Company and SHPIII formed SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community opened in August 2008 and currently consists of 101 independent living units and 45 assisted living units with a capacity of 196 residents. The Company has contributed $0.8 million to SHPIII/CSL Miami for its 10% interest and accounts for its investment in SHPIII/CSL Miami under the equity method of accounting. As of September 30, 2012, the Company had not met the breakeven requirements of the development agreement guarantee for this joint venture development.

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

Facility Lease Transactions

The Company currently leases 50 senior living communities from certain REITs, 48 of which are accounted for as operating leases and two of which are accounted for as capital lease and financing obligations. The lease terms are generally for 10-15 years with renewal options for 5-20 years at the Company’s option. Under these agreements the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. The following table summarizes each of the Company’s lease agreements (dollars in millions):

Landlord	Date of Lease	Number of Communities	Value of Transaction	Term	Initial Lease Rate (1)	Lease Acquisition Costs (2)	Deferred Gains / Lease Concessions (3)
Ventas	September 30, 2005	6	$84.6	(4) (Two five-year renewals)	8%	$1.4	$4.6
Ventas	October 18, 2005	1	19.5	(4) (Two five-year renewals)	8%	0.2	—
Ventas	June 8, 2006	1	19.1	(4) (Two five-year renewals)	8%	0.4	—
Ventas	January 31, 2008	1	5.0	(4) (Two five-year renewals)	7.75%	0.2	—
Ventas	June 27, 2012	2	43.3	(4) (Two five-year renewals)	6.75%	0.8	—
HCP	May 1, 2006	3	54.0	(5) (Two ten-year renewals)	8%	0.2	12.8
HCP	May 31, 2006	6	43.0	10 years (Two ten-year renewals)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	(5) (Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	(5) (Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	(5) (Two ten-year renewals)	7.25%	0.1	—
HCN	April 16, 2010	5	48.5	15 years (One 15-year renewal)	8.25%	0.6	0.8
HCN	May 1, 2010	3	36.0	15 years (One 15-year renewal)	8.25%	0.2	0.4
HCN	September 10, 2010	12	104.6	15 years (One 15-year renewal)	8.50%	0.4	2.0
HCN	April 8, 2011	4	141.0	15 years (One 15-year renewal)	7.25%	0.9	16.2

Subtotal						6.6	37.4
Accumulated amortization through September 30, 2012						(2.5)	—
Accumulated deferred gains / lease concessions recognized through September 30, 2012						—	(12.8)

Net lease acquisition costs / deferred gains / lease concessions as of September 30, 2012						$4.1	$24.6

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as set forth in each lease agreement.
(2)	Lease acquisition costs are being amortized over the respective initial lease terms.
(3)	Deferred gains of $34.8 million and lease concessions of $2.6 million are being recognized in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income as a reduction in facility lease expense over the respective initial lease terms. Lease concessions of $0.6 million relate to the HCP transaction on May 31, 2006, and of $2.0 million relate to the HCN/Signature Transaction on September 10, 2010.
(4)	Effective June 27, 2012, the Company closed the Ventas Lease Transaction. All of the leased communities in the Ventas lease portfolio were modified to be coterminous expiring on September 30, 2020, with two 5-year renewal extensions available at the Company’s option.
(5)	On March 4, 2010, the Company executed a second amendment to the master lease agreement associated with nine of its leases with HCP to effectively combine the lessees into one master lease and extend the lease terms for the HCP lease portfolio through October 31, 2018.

There are various financial covenants and other restrictions in the Company’s lease agreements. Under the terms of certain lease agreements, the Company had previously deposited additional cash collateral of approximately $3.4 million with a certain landlord which was returnable to the Company once certain performance targets were reached. However, the Company negotiated a lease modification with this landlord during the second quarter of fiscal 2012 and all of the additional cash collateral initially deposited by the Company was returned to the Company. For additional information, refer to Note 4, “FACILITY LEASE TRANSACTIONS” within the Company’s Notes To Unaudited Consolidated Financial Statements. The Company was in compliance with all lease covenants at September 30, 2012.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	$	%	$	%	$	%	$	%
Revenues:
Resident and healthcare revenue	$76,577	98.2	$66,928	98.2	$223,161	98.2	$186,773	97.1
Affiliated management service revenue	176	0.2	141	0.2	492	0.2	738	0.4
Community reimbursement revenue	1,259	1.6	1,122	1.6	3,605	1.6	4,839	2.5

Total revenue	78,012	100.0	68,191	100.0	227,258	100.0	192,350	100.0
Expenses:
Operating expenses (exclusive of depreciation and amortization shown below)	46,791	60.0	40,975	60.1	134,186	59.0	112,714	58.6
General and administrative expenses	3,288	4.2	3,270	4.8	10,923	4.8	9,557	5.0
Facility lease expense	13,819	17.7	13,723	20.1	41,179	18.1	38,767	20.2
Stock-based compensation	602	0.8	430	0.6	1,843	0.8	1,020	0.5
Depreciation and amortization	9,214	11.8	4,775	7.0	24,970	11.0	11,916	6.2
Community reimbursement expense	1,259	1.6	1,122	1.6	3,605	1.6	4,839	2.5

Total expenses	74,973	96.1	64,295	94.3	216,706	95.4	178,813	93.0

Income from operations	3,039	3.9	3,896	5.7	10,552	4.6	13,537	7.0
Other income (expense):
Interest income	369	0.5	18	0.0	436	0.2	82	0.1
Interest expense	(4,847)	(6.2)	(2,978)	(4.4)	(12,699)	(5.6)	(8,429)	(4.4)
(Loss) Gain on disposition of assets, net	(14)	0.0	187	0.3	(19)	0.0	181	0.1
Equity in losses of unconsolidated joint ventures, net	(26)	(0.1)	(223)	(0.3)	(241)	(0.1)	(619)	(0.3)

Income before provision for income taxes	(1,479)	(1.9)	900	1.3	(1,971)	(0.9)	4,752	2.5
Benefit (Provision) for income taxes	542	0.7	(390)	(0.6)	493	0.2	(2,073)	(1.1)

Net (loss) income	$(937)	(1.2)	$510	0.7	$(1,478)	(0.7)	$2,679	1.4

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Revenues.

Total revenues were $78.0 million for the three months ended September 30, 2012, compared to $68.2 million for the three months ended September 30, 2011, representing an increase of $9.8 million, or 14.4%. This increase in revenue is primarily the result of an increase in resident and healthcare revenue of $9.7 million and an increase in community reimbursement revenue of $0.1 million.

•

The increase in resident and healthcare revenue primarily results from an increase of $0.3 million from the Spring Meadows Transaction, an increase of $7.6 million from the GreenTree at Kokomo Transaction, Keystone Woods and Wynnfield Crossing Transaction, Summit Point Transaction, Pulliam Transaction, Granbury Transaction, Esperanza Transaction, Riverbend Transaction, and Remington Transaction, an increase of $0.2 million from the Ventas Lease Transaction, and an increase in occupancy of 1.1% and average monthly rental rates of 1.5% at the Company’s other consolidated same-store communities.

•	Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities and joint ventures that the Company operates under long-term management agreements.

Expenses.

Total expenses were $75.0 million in the third quarter of fiscal 2012 compared to $64.3 million in the third quarter of fiscal 2011, representing an increase of $10.7 million, or 16.6%. This increase is primarily the result of a $5.8 million increase in operating expenses, a $0.1 million increase in facility lease expense, a $0.2 million increase in stock-based compensation expense, a $4.4 million increase in depreciation and amortization expense, and a $0.1 million increase in community reimbursement expense.

•

The increase in operating expenses primarily results from an increase of $0.1 million from the Spring Meadows Transaction, an increase of $4.7 million from the GreenTree at Kokomo Transaction, Keystone Woods and Wynnfield Crossing Transaction, Summit Point Transaction, Pulliam Transaction, Granbury Transaction, Esperanza Transaction, Riverbend Transaction, and Remington Transaction, an increase of $0.2 million from the Ventas Lease Transaction, and an increase in operating costs at the Company’s other consolidated same-store communities of $0.8 million primarily due to an increase of $0.6 million in employee wages and benefits, an increase of $0.1 million in food costs, and an increase of $0.1 million for promotional advertising.

•	The increase in facility lease expense primarily results from the Spring Meadows Transaction.

•

Depreciation and amortization expense increased $4.4 million primarily due to an increase of $3.2 million from the GreenTree at Kokomo Transaction, Keystone Woods and Wynnfield Crossing Transaction, Summit Point Transaction, Pulliam Transaction, Granbury Transaction, Esperanza Transaction, Riverbend Transaction, and Remington Transaction, an increase of $0.7 million from the Ventas Lease Transaction, and an increase of $0.5 million as a result of acquisitions of depreciable assets at the Company’s other consolidated same-store communities.

•

Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures that the Company operates under long-term management agreements.

Other income and expense.

•

The increase in interest income of $0.4 million primarily results from interest earned on income tax refunds received by the Company during the third quarter of fiscal 2012. Additionally, the Company maintained higher average cash balances in the third quarter of fiscal 2012 when compared to the third quarter of fiscal 2011.

•

The increase in interest expense of $1.9 million primarily results from an increase of $1.2 million from additional mortgage debt associated with the GreenTree at Kokomo Transaction, Keystone Woods and Wynnfield Crossing Transaction, Summit Point Transaction, Pulliam Transaction, Granbury Transaction, Esperanza Transaction, Riverbend Transaction, Remington Transaction, an increase of $0.4 million from the Ventas Lease Transaction, and an increase of $0.3 million from supplemental financing obtained by the Company on communities with existing mortgage debt during the first six months of fiscal 2012.

•

The decrease in gain on disposition of assets, net, represents recognition in the third quarter of fiscal 2011 of the gain associated with the contribution of land by the Company to SHP III/CSL Richmond Heights in November 2007. The gain had been deferred when the land was initially contributed to SHP III/CSL Richmond Heights due to the continuing involvement of the Company as a result of a development agreement guarantee. The Company met the requirements of the development agreement guarantee during the third quarter of fiscal 2011 resulting in full satisfaction and termination of the guarantee.

Benefit (Provision) for income taxes.

Benefit for income taxes for the third quarter of fiscal 2012 was $0.5 million, or 36.6% of loss before taxes, compared to a provision for income taxes of $0.4 million, or 43.3% of income before taxes, for the third quarter of fiscal 2011. The effective tax rates for the third quarters of fiscal 2012 and 2011 differ from the statutory tax rates due to state income taxes and permanent tax differences. The Company is impacted by the TMT, which effectively imposes tax on modified gross revenues for communities within the State of Texas. The Company consolidated 35 Texas communities in the third quarter of fiscal 2012 and 29 Texas communities in the third quarter of fiscal 2011 and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. The Company has evaluated future expectations of income and believes, based upon this analysis, that the realization of net deferred tax assets is reasonably assured and therefore has not provided for a valuation allowance at September 30, 2012.

Net (loss) income and comprehensive (loss) income.

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(0.9 million) for the three months ended September 30, 2012, compared to net income and comprehensive income of $0.5 million for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Revenues.

Total revenues were $227.3 million for the nine months ended September 30, 2012 compared to $192.4 million for the nine months ended September 30, 2011, representing an increase of approximately $34.9 million, or 18.1%. This increase in revenue is primarily the result of a $36.4 million increase in resident and healthcare revenue offset by a decrease in affiliated management services revenue of $0.3 million and a decrease in community reimbursement revenue of $1.2 million.

•

The increase in resident and healthcare revenue primarily results from an increase of $7.4 million from the Spring Meadows Transaction, an increase of $23.1 million from the GreenTree at Kokomo Transaction, Keystone Woods and Wynnfield Crossing Transaction, Summit Point Transaction, Pulliam Transaction, Granbury Transaction, Esperanza Transaction, Riverbend Transaction, and Remington Transaction, an increase of $0.2 million from the Ventas Lease Transaction, and an increase in occupancy of 1.3% and an increase in average monthly rental rates of 2.0% at the Company’s other consolidated same-store communities.

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

Expenses.

Total expenses were $216.7 million during the first nine months of fiscal 2012 compared to $178.8 million during the first nine months of fiscal 2011, representing an increase of $37.9 million, or 21.2%. This increase is primarily the result of a $21.5 million increase in operating expenses, a $1.4 million increase in general and administrative expenses, a $2.4 million increase in facility lease expense, a $0.8 million increase in stock-based compensation expense, and a $13.0 million increase in depreciation and amortization expense offset by a $1.2 million decrease in community reimbursement expense.

•

The increase in operating expenses primarily results from an increase of $4.2 million from the Spring Meadows Transaction, an increase of $14.0 million from the GreenTree at Kokomo Transaction, Keystone Woods and Wynnfield Crossing Transaction, Summit Point Transaction, Pulliam Transaction, Granbury Transaction, Esperanza Transaction, Riverbend Transaction, and Remington Transaction, an increase of $0.2 million from the Ventas Lease Transaction, and an increase in operating costs at the Company’s other consolidated same-store communities of $3.1 million. The increase in operating costs at the Company’s other consolidated same-store communities was primarily due to an increase of $1.9 million in employee wages and benefits, an increase of $0.3 million in food costs, an increase of $0.3 million for insurance and casualty losses, an increase of $0.2 million for promotional advertising, an increase of $0.2 million for bad debt write-offs, and an increase of $0.2 million for repairs and maintenance and service contracts.

•

General and administrative expenses increased $1.4 million primarily due to an increase of $0.4 million for due diligence and legal expenses incurred in connection with the Company’s acquisitions, an increase of $0.6 million in wages and benefits for existing and additional full time Corporate employees, and an overall increase of $0.4 million in general operational expenses.

•	The increase in facility lease expense primarily results from the Spring Meadows Transaction.

•

Depreciation and amortization expense increased $13.0 million primarily due to an increase of $0.1 million from the Spring Meadows Transaction, an increase of $11.1 million from the GreenTree at Kokomo Transaction, Keystone Woods and Wynnfield Crossing Transaction, Summit Point Transaction, Pulliam Transaction, Granbury Transaction, Esperanza Transaction, Riverbend Transaction, and Remington Transaction, an increase of $0.7 million from the Ventas Lease Transaction, and an increase of $1.1 million as a result of acquisitions of depreciable assets at the Company’s other consolidated same-store communities.

•

Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures. The decrease in community reimbursement expense primarily results from the Spring Meadows Transaction.

Other income and expense.

•

The increase in interest income of $0.4 million primarily results from interest earned on income tax refunds received by the Company during the third quarter of fiscal 2012. Additionally, the Company maintained higher average cash balances during the first nine months of fiscal 2012 when compared to the first nine months of fiscal 2011.

•

The increase in interest expense of $4.3 million primarily results from an increase of $3.4 million from additional mortgage debt associated with the GreenTree at Kokomo Transaction, Keystone Woods and Wynnfield Crossing Transaction, Summit Point Transaction, Pulliam Transaction, Granbury Transaction, Esperanza Transaction, Riverbend Transaction, Remington Transaction, an increase of $0.4 million from the Ventas Lease Transaction, and an increase of $0.5 million from supplemental financing obtained by the Company on communities with existing mortgage debt during the first six months of fiscal 2012.

•

The decrease in gain on disposition of assets, net, represents recognition in the third quarter of fiscal 2011 of the gain associated with the contribution of land by the Company to SHP III/CSL Richmond Heights in November 2007. The gain had been deferred when the land was initially contributed to SHP III/CSL Richmond Heights due to the continuing involvement of the Company as a result of a development agreement guarantee. The Company met the requirements of the development agreement guarantee during the third quarter of fiscal 2011 resulting in full satisfaction and termination of the guarantee.

Provision for income taxes.

Benefit for income taxes for the first nine months of fiscal 2012 was $0.5 million, or 25.0% of loss before taxes, compared to a provision for income taxes of $2.1 million, or 43.6% of income before taxes, for the first nine months of fiscal 2011. The effective tax rates for the first nine months of fiscal 2012 and 2011 differ from the statutory tax rates due to state income taxes and permanent tax differences. The Company is impacted by the TMT which effectively imposes tax on modified gross revenues for communities within the State of Texas. The Company consolidated 35 Texas communities in the first nine months of fiscal 2012 and 29 Texas communities in the first nine months of fiscal 2011 and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. The Company has evaluated future expectations of income and believes, based upon this analysis, that the realization of net deferred tax assets is reasonably assured and therefore has not provided for a valuation allowance at September 30, 2012.

Net (loss) income and comprehensive (loss) income.

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(1.5 million) for the nine months ended September 30, 2012, compared to net income and comprehensive income of $2.7 million for the nine months ended September 30, 2011.

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

In addition to approximately $48.3 million of unrestricted cash balances on hand as of September 30, 2012, the Company’s principal sources of liquidity are expected to be cash flows from operations and from SHPIII/CSL Miami, SHP III/CSL Richmond Heights, SHPIII/CSL Levis Commons, supplemental debt financings, and/or proceeds from the sale of assets. The Company expects its available cash and cash flows from operations and from SHPIII/CSL Miami, SHP III/CSL Richmond Heights, SHPIII/CSL Levis Commons, supplemental debt financings, and proceeds from the sale of assets, to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company, from time to time, considers and evaluates transactions related to its portfolio including supplemental debt financings, purchases and sales, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

In summary, the Company’s cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$37,201	$12,171
Net cash used in investing activities	(84,892)	(43,772)
Net cash provided by financing activities	73,706	31,067

Net increase (decrease) in cash and cash equivalents	$26,015	$(534)

Operating Activities.

The net cash provided by operating activities for the first nine months of fiscal 2012 primarily results from net loss of $(1.5 million), net non-cash charges of $19.7 million, a decrease in accounts receivable of $0.1 million, a decrease in property tax and insurance deposits of $2.1 million, a decrease in prepaid expenses and other assets of $5.4 million, an increase in accrued expenses of $3.3 million, and an increase in federal and state income taxes receivable/payable of $8.6 million offset by a decrease in accounts payable of $0.4 million and a decrease in customer deposits of $0.1 million. The net cash provided by operating activities for the first nine months fiscal 2011 primarily results from net income of $2.7 million, net non-cash charges of $9.0 million, a decrease in property tax and insurance deposits of $1.3 million, an increase in accounts payable and accrued expenses of $2.5 million, a decrease in federal and state income taxes receivable of $0.5 million, and an increase in customer deposits of $0.4 million offset by an increase in accounts receivable of $0.6 million, and an increase in prepaid expenses and other assets of $3.6 million.

Investing Activities.

The net cash used in investing activities for the first nine months of fiscal 2012 primarily results from capital expenditures of $9.1 million, acquisitions of $75.6 million for the Granbury Transaction, Esperanza Transaction, Riverbend Transaction, and Remington Transaction and contributions to joint ventures of $0.2 million. The net cash used in investing activities for the first nine months of fiscal 2011 primarily results from capital expenditures of $7.1 million and $53.5 million for the acquisition of the Summit Point Transaction, the Keystone Woods and Wynnfield Crossing Transaction, and the GreenTree at Kokomo Transaction offset by proceeds from the Spring Meadows Transaction of $15.8 million and net distributions from joint ventures of $1.0 million.

Financing Activities.

The net cash provided by financing activities for the first nine months of fiscal 2012 primarily results from notes payable proceeds of $81.9 million of which $54.8 million was from the Granbury Transaction, Esperanza Transaction, Riverbend Transaction, and Remington Transaction and $27.1 million was from insurance premium and supplemental financing on existing communities and $0.4 million resulted from proceeds and excess tax benefits from the issuance of common stock offset by repayments of notes payable of $6.8 million, additions to restricted cash of $0.1 million, and deferred financing charges paid of $1.4 million. The net cash provided by financing activities for the first nine months of fiscal 2011 primarily results from proceeds from notes payable of $38.5 million of which $37.3 million related to the acquisition of the Summit Point Transaction, the Keystone Woods and Wynnfield Crossing Transaction, and the GreenTree at Kokomo Transaction with the remaining $1.2 million related to insurance policy financings and $1.1 million resulted from proceeds and excess tax benefits from the issuance of common stock offset by repayments of notes payable of $5.1 million, payments on capital lease obligations of $0.1 million, and additions to restricted cash of $2.8 million.

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

On May 31, 2012, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $1.4 million. The finance agreement has a fixed interest rate of 2.6% with principal being repaid over an 11-month term.

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

The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At September 30, 2012, and December 31, 2011, these communities carried a total net book value of $388.7 million and $339.4 million, respectively, with total mortgage loans outstanding of $287.6 million and $229.3 million, respectively.

In connection with the Company’s loan commitments and capital lease and financing obligations described above, the Company incurred financing charges that were deferred and amortized over the life of the respective notes or leases. At September 30, 2012, and December 31, 2011, the Company had gross deferred loan and capital lease and financing obligation costs of approximately $6.1 million and $4.3 million, respectively. Accumulated amortization was approximately $2.0 million and $1.9 million at September 30, 2012, and December 31, 2011, respectively.

The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of certain promissory notes. The Company was in compliance with all of its debt covenants at September 30, 2012 and December 31, 2011.

Recent Developments

Effective October 23, 2012, the Company closed the acquisition of six senior living communities located in Indiana and Ohio, for approximately $62.5 million. The communities consist of 440 assisted living units. The Company obtained financing for four of the communities through Fannie Mae for approximately $26.4 million of the acquisition price at a fixed rate of 4.34% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources. The Company obtained interim financing for one of the communities through Berkadia Commercial Mortgage (“Berkadia”) for $6.4 million of the acquisition price at a variable rate of LIBOR plus 4.5% which matures on February 10, 2013, with the balance of the acquisition price paid from the Company’s existing cash resources. The Company has received a commitment for long-term fixed rate financing to replace the $6.4 million Berkadia interim loan with similar terms and conditions as the other communities acquired. Due to a recent expansion, the Company also obtained interim financing for one of the communities through Berkadia for $11.6 million of the acquisition price at a variable rate of LIBOR plus 4.5% which matures on November 10, 2013, with the balance of the acquisition price paid from the Company’s existing cash resources. This community, including the expansion, will be eligible for permanent financing within six months. The Company expects to obtain long-term fixed rate financing to replace the $11.6 million Berkadia interim loan with similar terms and conditions as the other communities acquired.

Effective October 23, 2012, the Company closed the acquisition of one senior living community located in Batesville, Indiana, for approximately $4.0 million. The community consists of 41 assisted living units. The Company obtained financing through Fannie Mae for approximately $2.6 million of the acquisition price at a fixed rate of 4.34% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective October 17, 2012, the Company closed the acquisition of one senior living community located in Corpus Christi, Texas, for approximately $6.4 million. The property acquired is part of the five property Esperanza Transaction of which the other four properties closed during the first quarter of fiscal 2012. The community consists of 50 assisted living units. The Company assumed mortgage debt originated by the U.S. Department of Housing and Urban Development (“HUD”) of approximately $3.2 million of the acquisition price at a fixed rate of 4.48% with approximately a 33-year remaining term with the balance of the acquisition price paid from the Company’s existing cash resources.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of September 30, 2012, the Company had $289.9 million in outstanding debt comprised solely of fixed rate debt instruments. In addition, as of September 30, 2012, the Company had $575.9 million in future lease obligations with contingent rent increases on certain leases based on changes in the consumer price index or certain operational performance measures.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Total at June 30, 2012	349,800	$2.67	349,800	$9,065,571
July 1 – July 31, 2012	—	—	—	—
August 1 – August 31, 2012	—	—	—	—
September 1 – September 30, 2012	—	—	—	—

Total at September 30, 2012	349,800	$2.67	349,800	$9,065,571

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
Date: November 9, 2012

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