Form 10-K
period 2012-12-31
CAPITAL SENIOR LIVING CORP
filed 2013-03-08
CIK 1043000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Registrant’s telephone number, including area code:

(972) 770-5600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the 26,745,220 shares of the Registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates (defined to exclude all of the Registrant’s executive officers and directors) on December 31, 2012, based upon the adjusted closing price of the Registrant’s Common Stock as reported by the New York Stock Exchange on June 29, 2012, was approximately $283.5 million. As of March 1, 2013, the Registrant had 28,234,024 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement pertaining to its 2013 Annual Meeting of Stockholders and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A are incorporated herein by reference into Part III of this report.

CAPITAL SENIOR LIVING CORPORATION

i

PART I

ITEM 1.	BUSINESS.

Overview

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company and its predecessors have provided senior living services since 1990. As of December 31, 2012, the Company operated 101 senior living communities in 23 states with an aggregate capacity of approximately 13,650 residents, including 51 senior living communities which the Company either owned or in which the Company had an ownership interest and 50 senior living communities that the Company leased. As of December 31, 2012, the Company also operated one home care agency. During 2012, approximately 95% of total revenues for the senior living communities operated by the Company were derived from private pay sources.

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

According to the American Seniors Housing Association Seniors Housing Construction Trends Report for 2012, as of March 31, 2012, 14.6% of the senior housing supply in the 100 largest metropolitan areas of the

United States were assisted living units, 18.7% were independent living units, 42.5% were nursing care beds, 3.3% were memory care units and 20.9% relate to age restricted senior apartments.

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

Demographics

According to the American Seniors Housing Association Seniors Housing Construction Trends Report for 2012, the largest 100 metropolitan areas of the United States contain approximately 66% of the total United States population, 62% of the age 65+ population, and 61% of the age 75+ population, based on the most recent population projections from the United States Census Bureau. As the number of persons aged 75 and over continues to grow, the Company believes that there will be corresponding increases in the number of persons who need assistance with ADLs.

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

Operating Strategy

The Company’s operating strategy is to provide value to its senior living residents by providing quality senior living services at reasonable prices, while achieving and sustaining a strong, competitive position within its geographically concentrated regions, as well as continuing to enhance the performance of its operations. The Company is implementing its operating strategy principally through the following methods:

Provide a Broad Range of Quality Personalized Care

Central to the Company’s operating strategy is its focus on providing quality care and services that are personalized and tailored to meet the individual needs of each community resident. The Company’s residences and services are designed to provide a broad range of care that permits residents to “age in place” as their needs change and as they develop further physical or cognitive frailties. By creating an environment that maximizes resident autonomy and provides individualized service programs, the Company seeks to attract seniors at an earlier stage, before they need the higher level of care provided in a skilled nursing facility. The Company also maintains a comprehensive quality assurance program designed to ensure the satisfaction of its residents and their family members. The Company conducts annual resident satisfaction surveys that allow residents at each community to express whether they are “very satisfied,” “satisfied” or “dissatisfied” with all major areas of a community, including, housekeeping, maintenance, activities and transportation, food service, security and management. In both 2012 and 2011, the Company achieved 95% overall approval ratings from the residents’ satisfaction surveys.

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

Improve Operating Efficiencies

The Company seeks to improve operating efficiencies at its communities by actively monitoring and managing operating costs. By having an established portfolio of communities in geographically concentrated regions throughout the United States with regional management in place, the Company believes it has established a platform to achieve operating efficiencies through economies of scale in the purchase of bulk items, such as food and supplies and in the spreading of fixed costs, such as corporate overhead, over a larger revenue base, and to provide more effective management supervision and financial controls. The Company’s growth strategy includes regional clustering of new communities to achieve further efficiencies.

Emphasize Employee Training and Retention

The Company devotes special attention to the hiring, screening, training, supervising and retention of its employees and caregivers to ensure that quality standards are achieved. In addition to normal on-site training, the Company conducts national management meetings and encourages sharing of expertise among managers. The Company’s commitment to the total quality management concept is emphasized throughout its training programs. This commitment to the total quality management concept means identification of the “best practices” in the senior living market and communication of those “best practices” to the Company’s executive directors and their staff. The identification of best practices is realized by a number of means, including: emphasis on regional and executive directors keeping up with professional trade publications; interaction with other professionals and consultants in the senior living industry through seminars, conferences and consultations; visits to other properties; leadership and participation at national and local trade organization events; and information derived from marketing studies and resident satisfaction surveys. This information is continually processed by regional managers and the executive directors and communicated to the Company’s employees as part of their training. The Company hires an executive director for each of its communities and provides them with autonomy, responsibility and accountability. The Company’s staffing of each community with an executive director allows it to hire more professional employees at these positions, while the Company’s developed career path helps it to retain the professionals it hires. The Company believes its commitment to and emphasis on employee training and retention differentiates the Company from many of its competitors.

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

Independent Living Services

The Company provides independent living services to seniors who typically do not yet need assistance or support with ADLs, but who prefer the physical and psychological comfort of a residential community that offers health care and other services. As of December 31, 2012, the Company owned or had ownership interests in 32 communities and leased 19 communities that provide independent living services, which include communities that combine assisted living services, with an aggregate capacity for approximately 7,200 residents.

Independent living services provided by the Company include daily meals, transportation, social and recreational activities, laundry, housekeeping and 24-hour staffing. The Company also fosters the wellness of its residents by offering access to health screenings (such as blood pressure checks), periodic special services (such as influenza inoculations), dietary and similar programs, as well as ongoing exercise and fitness classes. Classes are given by health care professionals to keep residents informed about health and disease management. Subject to applicable government regulation, personal care and medical services are available to independent living residents through either the community staff or through the Company’s agency or other independent home care agencies. The Company’s independent living residents pay a fee ranging from $1,435 to $5,950 per month, in general, depending on the specific community, program of services, size of the unit and amenities offered. The Company’s contracts with its independent living residents are generally for a term of one year and are typically terminable by either party, under certain circumstances, upon 30 days notice.

Assisted Living Services

The Company offers a wide range of assisted living care and services, including personal care services, 24-hour staffing, support services, and supplemental services. As of December 31, 2012, the Company owned or had ownership interests in 29 communities and leased 41 communities that provide assisted living services, which include communities that combine independent living and other services, with an aggregate capacity for approximately 5,750 residents. The residents of the Company’s assisted living residences generally need help with some or all ADLs, but do not require the more acute medical care traditionally given in nursing homes. Upon admission to the Company’s assisted living communities, and in consultation with the resident, the resident’s family and medical consultants, each resident is assessed to determine his or her health status, including functional abilities and need for personal care services. The resident also completes a lifestyles assessment to determine the resident’s preferences. From these assessments, a care plan is developed for each resident to ensure that all staff members who render care meet the specific needs and preferences of each resident where possible. Each resident’s care plan is reviewed periodically to determine when a change in care is needed.

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

The Company’s assisted living residents pay a fee ranging from $1,695 to $7,645 per month, in general, depending on the specific community, the level of personal care services, support service and supplemental services provided to the resident, size of the unit and amenities offered. The Company’s contracts with its assisted living residents are generally for a term of one year and are typically terminable by either party, under certain circumstances, upon 30 days notice.

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

Continuing Care Retirement Community Services

The Company’s continuing care retirement communities are senior living rental properties where the Company provides traditional long-term care through 24-hour-per-day skilled nursing care by registered nurses, licensed practical nurses and certified nursing assistants as well as assisted living and independent living care. The Company also offers a comprehensive range of restorative nursing and rehabilitation services in its communities including, but not limited to, physical, occupational, speech and medical social services. The Company’s residents receiving skilled nursing services pay fees ranging from $5,610 to $11,940 per month, in general, depending on the specific community and the level of care provided. As of December 31, 2012, the Company owned two communities providing continuum of care services with an aggregate capacity for approximately 700 residents at all levels of care at those two communities.

Home Care Services

As of December 31, 2012, the Company provided home care services to clients at one senior living community through the Company’s home care agency and made home care services available to clients at a majority of its senior living communities through third-party providers. The Company believes that the provision of private pay, home care services is an attractive adjunct to its independent living services because it allows the Company to make available more services to its residents as they age in place and increases the length of stay in the Company’s communities. In addition, the Company makes available to residents certain customized physician, dentistry, podiatry and other health-related services that may be offered by third-party providers.

Operating Communities

The table below sets forth certain information with respect to senior living communities operated by the Company as of December 31, 2012.

Community		Units	Resident Capacity[1]				Ownership[2]	Commencement of Operations[3]
			IL	AL	CCRC	Total
Owned:
Canton Regency	Canton, OH	291	—	—	357	357	100%	03/91
Chateau of Batesville	Batesville, IN	41	—	43	—	43	100%	10/12
Country Charm	Greenwood, IN	89	—	166	—	166	100%	10/12
Country Charm Village	Indianapolis, IN	64	—	105	—	105	100%	10/12
Courtyards at Lake Granbury	Granbury, TX	82	—	112	—	112	100%	03/12
Good Tree Retirement and Memories	Stephenville, TX	59	20	75	—	95	100%	03/12
Gramercy Hill	Lincoln, NE	146	62	103	—	165	100%	10/98
Heatherwood	Detroit, MI	158	185	—	—	185	100%	01/92
Harbor Court	Rocky River, OH	116	—	144	—	144	100%	12/12
Independence Village of Peoria	Peoria, IL	158	166	—	—	166	100%	08/00
Independence Village of Winston-Salem	Winston-Salem, NC	156	161	—	—	161	100%	08/00
Keystone Woods Assisted Living	Anderson, IN	58	—	70	—	70	100%	07/11
Laurel Hurst Laurel Woods	Columbus, NC	81	70	60	—	130	100%	10/11
Montclair	Springfield, MO	159	178	—	—	178	100%	12/12
North Pointe	Anderson, SC	40	—	70	—	70	100%	10/11
Riverbend Independent and Assisted Living	Jeffersonville, IN	97	—	114	—	114	100%	03/12

Community		Units	Resident Capacity[1]				Ownership[2]	Commencement of Operations[3]
			IL	AL	CCRC	Total
Remington at Valley Ranch	Irving, TX	128	158	—	—	158	100%	04/12
Residence of Chardon	Chardon, OH	42	—	52	—	52	100%	10/12
Sedgwick Plaza	Wichita, KS	144	134	35	—	169	100%	08/00
Summit Place	Anderson, SC	76	19	89	—	108	100%	10/11
Summit Point Living	Macedonia, OH	150	126	98	—	224	100%	08/11
Towne Centre Retirement Community	Merrillville, IN	327	—	—	358	358	100%	03/91
Waterford at College Station	College Station, TX	53	—	87	—	87	100%	03/12
Waterford at Columbia	Columbia, SC	120	141	—	—	141	100%	11/00
Waterford at Corpus Christi	Corpus Christi, TX	50	—	56	—	56	100%	10/12
Waterford at Deer Park	Deer Park, TX	120	144	—	—	144	100%	11/00
Waterford at Edison Lakes	South Bend, IN	120	141	—	—	141	100%	12/00
Waterford at Fairfield	Fairfield, OH	120	140	—	—	140	100%	11/00
Waterford at Fort Worth	Fort Worth, TX	151	176	—	—	176	100%	06/00
Waterford at Highland Colony	Jackson, MS	120	143	—	—	143	100%	11/00
Waterford at Huebner	San Antonio, TX	120	135	—	—	135	100%	04/99
Waterford at Ironbridge	Springfield, MO	119	142	—	—	142	100%	06/01
Waterford at Mansfield	Mansfield, OH	119	142	—	—	142	100%	10/00
Waterford at Mesquite	Mesquite, TX	154	176	—	—	176	100%	09/99
Waterford at Pantego	Pantego, TX	120	143	—	—	143	100%	12/00
Waterford at Plano	Plano, TX	136	109	57	—	166	100%	12/00
Waterford at Shreveport	Shreveport, LA	117	136	—	—	136	100%	03/99
Waterford at Thousand Oaks	San Antonio, TX	120	135	—	—	135	100%	05/00
Waterford on Cooper	Arlington, TX	99	—	151	—	151	100%	03/12
Wellington at Arapaho	Richardson, TX	137	112	57	—	169	100%	05/02
Wellington at Conroe	Conroe, TX	45	25	35	—	60	100%	03/12
Wellington at Kokomo	Kokomo, IN	95	—	99	—	99	100%	07/11
Wellington at North Richland Hills	North Richland Hills, TX	119	139	—	—	139	100%	01/02
Wellington at Oklahoma City	Oklahoma City, OK	120	143	—	—	143	100%	11/00
Woodlands of Columbus	Columbus, OH	109	—	117	—	117	100%	10/12
Woodlands of Hamilton	Hamilton, OH	77	—	100	—	100	100%	10/12
Woodlands of Shaker Heights	Shaker Heights, OH	59	—	85	—	85	100%	10/12
Wynnfield Crossing Assisted Living	Rochester, IN	50	—	79	—	79	100%	07/11

		5,431	3,701	2,259	715	6,675

Leased:
Ventas:
Amberleigh	Buffalo, NY	267	387	—	—	387	N/A	01/92
Cottonwood Village	Cottonwood, AZ	163	131	58	—	189	N/A	03/91
Crown Pointe	Omaha, NE	134	139	26	—	165	N/A	08/00
Georgetowne Place	Fort Wayne, IN	162	242	—	—	242	N/A	10/05
Harrison at Eagle Valley[4]	Indianapolis, IN	124	138	—	—	138	N/A	03/91
Independence Village of East Lansing	East Lansing, MI	151	161	—	—	161	N/A	08/00
Independence Village of Olde Raleigh	Raleigh, NC	165	177	—	—	177	N/A	08/00

Community		Units	Resident Capacity[1]				Ownership[2]	Commencement of Operations[3]
			IL	AL	CCRC	Total
Rose Arbor	Maple Grove, MN	137	86	87	—	173	N/A	06/06
Villa Santa Barbara	Santa Barbara, CA	126	64	62	—	126	N/A	08/00
West Shores	Hot Springs, AR	137	131	42	—	173	N/A	08/00
Whitley Place	Keller, TX	47	—	65	—	65	N/A	02/08

HCN:
Azalea Trails Assisted Living	Tyler, TX	52	—	70	—	70	N/A	09/10
Buffalo Creek Assisted Living	Waxahachie, TX	52	—	70	—	70	N/A	09/10
Dogwood Trails Assisted Living	Palestine, TX	61	—	72	—	72	N/A	09/10
Hawkins Creek Assisted Living	Longview, TX	52	—	70	—	70	N/A	09/10
Hearth at Prestwick	Avon, IN	132	—	150	—	150	N/A	08/06
Hearth at Windermere	Fishers, IN	126	—	150	—	150	N/A	08/06
Heritage Oaks Assisted Living	Conroe, TX	74	—	90	—	90	N/A	09/10
Keepsake Village of Columbus	Columbus, IN	42	—	48	—	48	N/A	08/06
Magnolia Court Assisted Living	Nacogdoches, TX	52	—	70	—	70	N/A	09/10
Martin Crest Assisted Living	Weatherford, TX	52	—	70	—	70	N/A	09/10
Pecan Point Assisted Living	Sherman, TX	52	—	70	—	70	N/A	09/10
Santa Fe Trails Assisted Living	Cleburne, TX	52	—	70	—	70	N/A	09/10
Spring Lake Assisted Living	Paris, TX	52	—	70	—	70	N/A	09/10
Spring Meadows Libertyville	Libertyville, IL	197	208	45	—	253	N/A	04/11
Spring Meadows Naperville	Naperville, IL	193	186	45	—	231	N/A	04/11
Spring Meadows at Summit	Summit, NJ	88	—	98	—	98	N/A	04/11
Spring Meadows at Trumbull	Trumbull, CT	150	136	42	—	178	N/A	04/11
Stonefield Assisted Living	McKinney, TX	74	—	90	—	90	N/A	09/10
Walnut Creek Assisted Living	Mansfield, TX	52	—	70	—	70	N/A	09/10
Waterford at Ames	Ames, IA	59	—	122	—	122	N/A	02/06
Waterford at Miracle Hills	Omaha, NE	64	—	70	—	70	N/A	03/06
Waterford at Roxbury Park	Omaha, NE	62	—	70	—	70	N/A	02/06
Waterford at Van Dorn	Lincoln, NE	68	—	84	—	84	N/A	02/06
Waterford at Woodbridge	Plattsmouth, NE	40	—	45	—	45	N/A	02/06
HCP:
Atrium of Carmichael	Sacramento, CA	152	155	—	—	155	N/A	01/92
Charlotte Square	Charlotte, NC	73	—	125	—	125	N/A	12/06
Chesapeake Place	Chesapeake, VA	87	—	153	—	153	N/A	12/06
Covenant Place of Abilene	Abilene, TX	50	—	55	—	55	N/A	08/04
Covenant Place of Burleson	Burleson, TX	74	—	80	—	80	N/A	08/04
Covenant Place of Waxahachie	Waxahachie, TX	50	—	55	—	55	N/A	08/04
Crescent Place	Cedar Hill, TX	80	—	85	—	85	N/A	11/05
Crescent Point	Cedar Hill, TX	112	134	—	—	134	N/A	08/04
Crosswood Oaks	Sacramento, CA	121	127	—	—	127	N/A	01/92
Good Place	North Richland Hills, TX	72	—	80	—	80	N/A	08/04
Greenville Place	Greenville, SC	87	—	153	—	153	N/A	12/06

Community		Units	Resident Capacity[1]				Ownership[2]	Commencement of Operations[3]
			IL	AL	CCRC	Total
Meadow Lakes	North Richland Hills, TX	120	145	—	—	145	N/A	08/04
Myrtle Beach Estates	Myrtle Beach, SC	80	—	142	—	142	N/A	12/06
Tesson Heights	St. Louis, MO	184	134	72	—	206	N/A	10/98
Veranda Club	Boca Raton, FL	186	177	49	—	226	N/A	01/92

		5,039	3,058	3,240	—	6,298
Affiliates:
SHPIII/CSL:
Waterford at Levis Commons	Toledo, OH	146	163	44	—	207	10%	04/09
Waterford at Richmond Heights	Richmond Heights, OH	141	117	110	—	227	10%	04/09
Wellington at Dayton	Miamisburg, OH	146	146	94	—	240	10%	08/08

		433	426	248	—	674
Total		10,903	7,185	5,747	715	13,647

(1)	Independent living (IL) residences, assisted living (AL) residences and continuing care retirement community (CCRC) beds.

(2)	Those communities shown as 10% owned consist of the Company’s ownership of 10% of the member interests in SHPIII/CSL (as defined below).

(3)	Indicates the date on which the Company acquired or commenced operating the community. The Company operated certain of its communities pursuant to management agreements prior to acquiring interests in or leasing the communities.

(4)	The Company’s home care agency is on-site at The Harrison at Eagle Valley community.

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

Development Agreement Guarantees

In 2007, the Company and SHPIII entered into a series of joint venture agreements to develop three senior housing communities located in Ohio. The Company had guaranteed the communities would be completed and operated at budgeted costs approved by the joint venture members. These costs included the hard and soft construction costs and operating costs until each community reached breakeven. The budgeted costs included contingency reserves for potential cost overruns and other unforeseen costs. The terms of these guarantees generally did not provide for a limitation on the maximum potential future payments. The Company was required to fund any operating deficits until the joint venture reached breakeven for three consecutive months. Any amounts funded by the Company under this guarantee, up to $0.5 million, may be recoverable from the joint venture in the event of liquidation. As of December 31, 2012, the Company had recognized deficit charges of approximately $1.2 million under these development agreement guarantees. During the third quarter of fiscal 2011, the Company met the breakeven requirements of the development agreement guarantees for two of these joint venture developments resulting in full satisfaction and termination of these respective guarantees. Additionally, during the fourth quarter of fiscal 2012, the Company met the breakeven requirements of the development agreement guarantee for the remaining joint venture development resulting in full satisfaction and termination of this guarantee.

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

Pursue Strategic Acquisitions

The Company intends to continue to pursue acquisitions of senior living communities. Through strategic acquisitions, joint venture investments, or facility leases, the Company seeks to acquire communities in existing geographically concentrated regions as a means to increase market share, augment existing clusters, strengthen its ability to provide a broad range of care, and create operating efficiencies. As the industry continues to consolidate, the Company believes that opportunities will arise to acquire other senior living companies. The Company believes that the current fragmented nature of the senior living industry, combined with the Company’s financial resources, geographically concentrated regions, and extensive contacts within the industry, can be expected to provide it with the opportunity to evaluate a number of potential acquisition opportunities in the future. In reviewing acquisition opportunities, the Company will consider, among other things, geographic location, competitive climate, reputation and quality of management and communities, and the need for renovation or improvement of the communities.

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

Regional Management

The Company provides oversight and support to each of its senior living communities through experienced regional and district managers. A district manager will oversee the marketing and operations of three to seven communities clustered in a small geographic area. A regional manager will cover a larger geographic area consisting of eight to fifteen communities. In most cases, the district and regional managers will office out of the Company’s senior living communities. Currently, there are district and regional managers based in the Eastern, Southeast, Central Plains, Midwest, Southwest, Texas and West regions.

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

Resident and Resident’s Family Input.    On a routine basis, the Company provides residents and their family members the opportunity to provide valuable input regarding the day-to-day delivery of services. On-site management at each community has fostered and encouraged active resident councils and resident committees who meet independently. These resident bodies meet with on-site management on a monthly basis to offer input and suggestions as to the quality and delivery of services. Additionally, at each community the Company conducts annual resident satisfaction surveys to further monitor the satisfaction levels of both residents and their family members. These surveys are sent directly to a third party firm for tabulation then to the Company’s corporate headquarters for distribution to onsite staff. For both fiscal 2012 and 2011, the Company achieved 95% approval ratings from its residents. For any departmental area of service scoring below a 90%, a plan of correction is developed jointly by on-site, regional and corporate staff for immediate implementation.

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

Employees

As of December 31, 2012, the Company employed 4,937 persons, of which 2,695 were full-time employees (71 of whom are located at the Company’s corporate offices) and 2,242 were part-time employees. None of the Company’s employees are currently represented by a labor union and the Company is not aware of any union organizing activity among its employees. The Company believes that its relationship with its employees is good.

Executive Officers and Other Key Employees of the Registrant

The following table sets forth certain information concerning each of the Company’s executive officers and other key employees as of December 31, 2012:

Name	Age	Position(s) with the Company
Lawrence A. Cohen	59	Chief Executive Officer and Vice Chairman of the Board
Keith N. Johannessen	56	President and Chief Operating Officer
Ralph A. Beattie	63	Executive Vice President and Chief Financial Officer
David R. Brickman	54	Vice President, Secretary and General Counsel
Rob L. Goodpaster	59	Vice President — National Marketing
David W. Beathard, Sr.	65	Vice President — Operations
Joseph G. Solari	48	Vice President — Acquisitions
Gloria Holland	45	Vice President — Finance
Glen H. Campbell	68	Vice President — Development
Robert F. Hollister	57	Property Controller

Lawrence A. Cohen has served as one of our directors since November 1996 and as Vice Chairman of the Board since November 1996. He has served as our Chief Executive Officer since May 1999 and was our Chief Financial Officer from November 1996 to May 1999. From 1991 to 1996, Mr. Cohen served as President and Chief Executive Officer of Paine Webber Properties Incorporated. Mr. Cohen serves on the boards of various charitable organizations and is active in several industry associations. Mr. Cohen was a founding member and is on the Executive Committee of the Board of Directors of the American Seniors Housing Association and serves on the Operator Advisory Board of the National Investment Center for the Seniors Housing & Care Industry. Mr. Cohen is a licensed attorney and is also a Certified Public Accountant. He received an LLM from New York University School of Law, a JD from St. John’s University School of Law, and a BBA in Accounting from The George Washington University. Mr. Cohen has had positions with businesses involved in senior living for 28 years.

Keith N. Johannessen has been a director since May 1999. Mr. Johannessen has served as our President since March 1994 and Chief Operating Officer since May 1999. He has more than 34 years of operational experience in seniors housing. Mr. Johannessen began his senior housing career in 1978 with Life Care Services Corporation and then joined Oxford Retirement Services, Inc as Executive Vice President. He later served as Senior Manager in the health care practice of Ernst & Young LLP prior to joining the Company in 1993. Mr. Johannessen has served on the State of the Industry and Model Assisted Living Regulations Committees of the American Seniors Housing Association. He holds a BA degree.

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

David R. Brickman has served as Vice President and General Counsel of the Company and its predecessors since July 1992 and has served as Secretary of the Company since May 2007. From 1989 to 1992, Mr. Brickman served as in-house counsel with LifeCo Travel Management Company, a corporation that provided travel services to U.S. corporations. Mr. Brickman earned a Juris Doctor and Masters of Business Administration from the University of South Carolina and a Masters in Health Administration from Duke University. He currently serves on the Board of Advisors for the Southern Methodist University Corporate Counsel Symposium. He is also a member of the National Center for Assisted Living In-house Counsel Roundtable Task Force, the ALFA Government Relations Roundtable, as well as the Long-Term Care Risk Legal Forum. Mr. Brickman has either practiced law or performed in-house counsel functions for 26 years.

Rob L. Goodpaster has served as Vice President — National Marketing of the Company and its predecessors since December 1992. From 1990 to 1992, Mr. Goodpaster was National Director for Marketing for Autumn America, an owner and operator of senior housing facilities. Mr. Goodpaster has been active in professional industry associations and formerly served on the Board of Directors for the National Association for Senior Living Industries. Mr. Goodpaster has been active in the operational, development and marketing aspects of senior housing for 36 years.

David W. Beathard, Sr. has served as Vice President — Operations of the Company and its predecessors since August 1996. From 1992 to 1996, Mr. Beathard owned and operated a consulting firm, which provided operational, marketing, and feasibility consulting regarding senior housing facilities. Mr. Beathard has been active in the operational, sales and marketing, and construction oversight aspects of senior housing for 39 years.

Joseph G. Solari joined the Company as Vice President — Acquisitions in September 2010. Mr. Solari has more than 16 years of experience originating, structuring, negotiating and executing the acquisition, sale and divestiture of healthcare real estate and real estate operating companies. Prior to joining the Company, from 2007 to 2009, Mr. Solari was Managing Director, Acquisitions for Ventas, Inc., where he was responsible for the firm’s real estate investment activities in the seniors housing and skilled nursing industries. Prior to Ventas, Inc., from 1999 to 2007, Mr. Solari spent eight years in the healthcare investment banking group of Houlihan Lokey, where he was responsible for the origination and execution of merger and acquisition, private placement and financial restructuring engagements for the firm’s healthcare clients, with particular focus on facility-based, healthcare services companies. Mr. Solari earned his Masters in Business Administration degree from Virginia Commonwealth University.

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

Glen H. Campbell has served as Vice President — Development of the Company since September 1997. From 1990 to 1997 Mr. Campbell served as Vice President of Development for Greenbrier Corporation, an

assisted living development and management company. From 1985 to 1990 Mr. Campbell served as Director of Facility Management for Retirement Corporation of America. Mr. Campbell has been active in the design and development of retirement communities for 38 years.

Robert F. Hollister, a Certified Public Accountant, has served as Property Controller for the Company and its predecessors since April 1992. From 1985 to 1992, Mr. Hollister was Chief Financial Officer and Controller of Kavanaugh Securities, Inc., a National Association of Securities Dealers broker dealer. Mr. Hollister is a member of the American Institute of Certified Public Accountants.

Subsidiaries

Capital Senior Living Corporation is the parent company of several direct and indirect subsidiaries. Although Capital Senior Living Corporation and its subsidiaries are referred to collectively for ease of reference in this Form 10-K as the Company, these subsidiaries are separately incorporated and maintain their legal existence separate and apart from the parent, Capital Senior Living Corporation.

ITEM 1A.	RISK FACTORS.

Our business involves various risks and uncertainties. When evaluating our business the following information should be carefully considered in conjunction with the other information contained in our periodic filings with the SEC. Additional risks and uncertainties not known to us currently or that currently we deem to be immaterial also may impair our business operations. If we are unable to prevent events that have a negative effect from occurring, then our business may suffer. Negative events are likely to decrease our revenue, increase our costs, make our financial results poorer and/or decrease our financial strength, and may cause our stock price to decline.

We have significant debt and our failure to generate cash flow sufficient to cover required interest and principal payments could result in defaults of the related debt.

As of December 31, 2012, we had mortgage and other indebtedness totaling approximately $362.6 million. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover required interest and principal payments. Any payment or other default could cause the applicable lender to foreclose upon the communities securing the indebtedness with a consequent loss of income and asset value to us. Further, because some of our mortgages contain cross-default and cross-collateralization provisions, a payment or other default by us with respect to one community could affect a significant number of our other communities.

We have significant operating lease obligations and our failure to generate cash flows sufficient to cover these lease obligations could result in defaults under the lease agreements.

As of December 31, 2012, we leased 50 communities with future lease obligations totaling approximately $561.3 million, with minimum lease obligations of $59.6 million in fiscal 2013. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover these required operating lease obligations. Any payment or other default under any such lease could result in the termination of the lease, with a consequent loss of income and asset value to us. Further, because our leases contain cross-default provisions, a payment or other default by us with respect to one leased community could affect all of our other leased communities with related lessors. Certain of our leases contain various financial and other restrictive covenants, which could limit our flexibility in operating our business. Failure to maintain compliance with the lease obligations as set forth in our lease agreements could have a material adverse impact on us. The termination of a significant portion of our facility lease agreements could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

Approximately 95% of our total revenues from communities that we operated were attributable to private pay sources and approximately 5% of our revenues from these communities were attributable to reimbursements from Medicare and Medicaid during fiscal 2012. We expect to continue to rely primarily on the ability of residents to pay for our services from their own or family financial resources. The current unfavorable economic conditions in the housing, financial, and credit markets, inflation, or other circumstances that adversely affect the ability of the elderly to pay for our services could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

We are subject to risks related to third-party management agreements.

At December 31, 2012, we managed three senior living communities for joint ventures in which we have a minority interest pursuant to multi-year management agreements. The management agreements have initial terms of 10 years. Under these agreements we provide management services to joint venture owners to operate senior living communities and have provided, and may in the future provide, management and consulting services to third parties on market and site selection, pre-opening sales and marketing, start-up training and management services for facilities under development and construction. Either party to the agreements may terminate them upon the occurrence of an event of default caused by the other party. In addition, subject to our rights to cure deficiencies, community owners may terminate us as manager if any licenses or certificates necessary for operation are revoked, or if we have a change of control. Also, a community owner may terminate the management agreement relating to a particular community if we are in default under other management agreements relating to other communities owned by the same community owner or its affiliates. In addition, in certain cases the community owner may terminate the agreement upon 30 days’ notice to us in the event of a sale of the community.

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

The Company, on the three joint venture developments with Prudential Investment, had development agreement guarantees that the communities would be completed and operated at the budgeted costs approved by the joint venture members. These costs included the hard and soft construction costs and operating costs until each community reached breakeven. The budgeted costs included contingency reserves for potential costs overruns and other unforeseen costs. The terms of these guarantees generally did not provide for a limitation on the maximum potential future payments. The Company was required to fund operating deficits until the joint venture reached breakeven for three consecutive months. Any amounts funded by the Company under this commitment, up to $0.5 million, may be recoverable from the joint venture in the event of liquidation. As of December 31, 2012, the Company had recognized deficit charges of approximately $1.2 million under these development agreement guarantees. During the third quarter of fiscal 2011, the Company met the breakeven requirements of the development agreement guarantees for two of these joint venture developments resulting in full satisfaction and termination of these respective guarantees. Additionally, during the fourth quarter of fiscal 2012, the Company met the breakeven requirements of the development agreement guarantee for the remaining joint venture development resulting in full satisfaction and termination of this guarantee. All of the management agreements with the joint ventures contain termination and renewal provisions. We do not control these joint venture decisions covering termination or renewal. Performance of the above obligations or termination or non-renewal of the management agreements could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at the property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by those parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants, and liability under these laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The costs of investigation, remediation or removal of the substances may be substantial, and the presence of the substances, or the failure to properly remediate the property, may adversely affect the owner’s ability to sell or lease the property or to borrow using the property as collateral. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or remediation of the substances at the disposal or treatment facility, whether or not the facility is owned or operated by the person. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. If we become subject to any of these claims the costs involved could be significant and could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

The price of our common stock has fluctuated substantially over the past several years and may continue to fluctuate substantially in the future.

Our stock price may continue to be subject to significant fluctuations as a result of a variety of factors, which are described throughout this Annual report on Form 10-K, including those factors discussed under this section entitled “Risk Factors.” Some of these factors are beyond our control. We may fail to meet the expectations of our stockholders or securities analysts at some point in the future, and our stock price could decline as a result.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The executive and administrative offices of the Company are located at 14160 Dallas Parkway, Suite 300, Dallas, Texas 75254, and consist of approximately 26,000 square feet. The lease on the premises currently extends through May 2013, however the Company is in the process of negotiating an extension through September 2020. The Company believes that its corporate office facilities are adequate to meet its requirements through at least fiscal 2013 and that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate operations. The Company also leases executive office space in New York, New York pursuant to a two-year lease agreement.

As of December 31, 2012, the Company owned, leased and/or managed the senior living communities referred to in Item 1 above under the caption “Operating Communities.”

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

Market Information and Holders

The Company’s shares of common stock are listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “CSU”. The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s common stock, as reported on the NYSE. At March 1, 2013, there were approximately 125 stockholders of record of the Company’s common stock.

	2012		2011
Year	High	Low	High	Low
First Quarter	$9.50	$7.32	$10.91	$6.60
Second Quarter	10.84	8.79	10.82	8.26
Third Quarter	15.32	9.69	10.10	5.67
Fourth Quarter	18.77	14.50	8.54	5.44

Dividends

It is the policy of the Company’s Board of Directors to retain all future earnings to finance the operation and expansion of the Company’s business. Accordingly, the Company did not declare or pay cash dividends on its common stock during fiscal 2012 or 2011 and does not anticipate declaring or paying cash dividends on the common stock in the foreseeable future. The payment of cash dividends in the future will be at the sole discretion of the Company’s Board of Directors and will depend on, among other things, the Company’s earnings, operations, capital requirements, financial condition, restrictions in then existing financing agreements, and other factors deemed relevant by the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information relating to the Company’s equity compensation plans as of December 31, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of the Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	265,930	$6.28	901,604
Equity compensation plans not approved by security holders	—	—	—

Total	265,930	$6.28	901,604

Performance Graph

The following Performance Graph shows the cumulative total return for the five-year period ended December 31, 2012, in the value of $100 invested in: (1) the Company’s common stock; (2) the Standard & Poor’s Broad Market Index (the “S&P 500”); and (3) the common stock of the Peer Group (as defined below) of companies, whose returns represent the arithmetic average of such companies. The values with each investment as of the beginning of each year are based on share price appreciation and the reinvestment with dividends on the respective ex-dividend dates.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Capital Senior Living Corporation, the S&P 500 Index, and a Peer Group

*	$100 invested on 12/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

The preceding graph assumes $100 invested at the beginning of the measurement period, including reinvestment of dividends, in the Company’s common stock, the S&P 500, and the Peer Group and was plotted using the following data:

	Cumulative Total Returns
	12/07	12/08	12/09	12/10	12/11	12/12
Capital Senior Living Corporation	100.00	30.01	50.55	67.47	79.96	188.22
S & P 500	100.00	63.00	79.67	91.67	93.61	108.59
Peer Group	100.00	22.14	52.85	63.97	53.77	78.95

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

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following information is provided pursuant to Item 703 of Regulation S-K. The Company did not repurchase any shares of its common stock pursuant to the Company’s share repurchase program (as described below) during the year ended December 31, 2012. The information set forth in the table below reflects shares repurchased by the Company pursuant to this program prior to the year ended December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Total at September 30, 2012	349,800	$2.67	349,800	$9,065,571
October 1 — October 31, 2012	—	—	—	—
November 1 — November 30, 2012	—	—	—	—
December 1 — December 31, 2012	—	—	—	—

Total at December 31, 2012	349,800	$2.67	349,800	$9,065,571

(1)	On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. All shares that have been purchased by the Company under this program were purchased in open-market transactions.

ITEM 6.	SELECTED FINANCIAL DATA.

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

	At and for the Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share and other data)
Consolidated Statements of Operations and Comprehensive (Loss) Income Data:
Total revenues	$310,536	$263,502	$211,929	$191,991	$193,274
Income from operations	13,655	17,911	18,515	16,612	17,015
Net (loss) income	(3,119)	3,025	4,254	2,759	3,724
Net (loss) income per share:
Basic net (loss) income per share	$(0.11)	0.11	0.16	0.10	0.14
Diluted net (loss) income per share	$(0.11)	$0.11	$0.16	$0.10	$0.14
Balance Sheet Data:
Cash and cash equivalents (excluding restricted cash)	$18,737	$22,283	$31,248	$28,972	$25,880
Working (deficit) capital(1)	(5,712)	20,786	31,080	18,442	13,445
Total assets	636,942	462,326	382,781	380,503	388,120
Long-term debt, excluding current portion	342,366	224,940	170,026	173,822	177,541
Stockholders’ equity	$168,594	$169,141	$163,823	$158,130	$155,149
Other Data:
Communities (at end of period)
Owned or leased	98	81	70	50	50
Joint ventures & managed	3	3	7	16	14

Total	101	84	77	66	64
Resident capacity:
Owned or leased	12,973	11,150	9,566	7,950	7,701
Joint ventures & managed	674	674	1,434	2,234	1,750

Total	13,647	11,824	11,000	10,184	9,451

(1)	Working capital for fiscal 2010, 2009, and 2008 was revised from amounts originally reported to reclassify assets held for sale of $354 to property and equipment, which had no impact on total assets. The working deficit at December 31, 2012, was attributable to an interim short-term loan for $11.6 million obtained by the Company from Berkadia for the acquisition of a senior living community which closed on October 23, 2012. The Company obtained long-term fixed rate financing from Fannie Mae on March 7, 2013, to replace the interim loan at a fixed rate of 4.66% with a 10-year term.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

The following discussion and analysis addresses (i) the Company’s results of operations on a historical consolidated basis for the years ended December 31, 2012, 2011, and 2010, and (ii) liquidity and capital resources of the Company and should be read in conjunction with the Company’s historical consolidated financial statements and the selected financial data contained elsewhere in this report.

The Company is one of the largest operators of senior living communities in the United States. The Company’s operating strategy is to provide value to its senior living residents by providing quality senior living services at reasonable prices, while achieving and sustaining a strong, competitive position within its geographically concentrated regions, as well as to continue to enhance the performance of its operations. The Company provides senior living services to the elderly, including independent living, assisted living, skilled nursing and home care services.

As of December 31, 2012, the Company operated 101 senior living communities in 23 states with an aggregate capacity of approximately 13,650 residents, including 51 senior living communities which the Company either owned or in which the Company had an ownership interest, and 50 senior living communities that the Company leased. As of December 31, 2012, the Company also operated one home care agency.

Significant Financial and Operational Highlights

The Company’s operating strategy is to provide value to its senior living residents by providing quality senior living services at reasonable prices, while achieving and sustaining a strong, competitive position within its geographically concentrated regions, as well as to continue to enhance the performance of its operations. The Company provides senior living services to the elderly, including independent living, assisted living, skilled nursing and home care services. Many of the Company’s communities offer a continuum of care to meet its residents’ needs as they change over time. This continuum of care, which integrates independent living and assisted living and is bridged by home care through independent home care agencies or the Company’s home care agency, sustains residents’ autonomy and independence based on their physical and mental abilities.

The Company primarily derives its revenue by providing senior living and healthcare services to the elderly and operating senior living communities under joint venture arrangements. Improved operating results, recent acquisitions, and prudent expense management initiatives have fueled the Company’s growing profitability. When comparing fiscal 2012 to fiscal 2011, the Company generated total revenues of approximately $310.5 million compared to total revenues of approximately $263.5 million, respectively, representing an increase of approximately $47.0 million, or 17.8%, of which approximately 98.2% of these revenues consisted of senior living resident and healthcare services during fiscal 2012 compared to 97.4% during fiscal 2011.

Effective December 21, 2012, the Company closed the acquisition of one senior living community located in Rocky River, Ohio, for approximately $10.8 million (the “Harbor Court Transaction”). The community consists of 116 assisted living units. The Company obtained financing from Fannie Mae for approximately $7.6 million of the acquisition price at a fixed rate of 4.58% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective December 20, 2012, the Company closed the acquisition of one senior living community located in Springfield, Missouri, for approximately $22.0 million (the “Montclair Transaction”). The community consists of 159 independent living units. The Company obtained financing from Fannie Mae for approximately $17.0 million of the acquisition price at a fixed rate of 4.32% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective October 23, 2012, the Company closed the acquisition of six senior living communities located in Indiana and Ohio, for approximately $62.5 million (the “Country Charm and Woodlands Transaction”). The communities consist of 440 assisted living units. The Company obtained financing for four of the communities from Fannie Mae for approximately $26.4 million of the acquisition price at a fixed rate of 4.34% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources. The Company obtained interim financing for one of the communities from Berkadia Commercial Mortgage LLC (“Berkadia”) for $6.4 million of the acquisition price at a variable rate of LIBOR plus 4.5%, with the balance of the acquisition price paid from the Company’s existing cash resources. The Company obtained long-term fixed rate financing from Fannie Mae on December 28, 2012, for approximately $6.4 million to replace the Berkadia interim loan at a fixed rate of 4.5% with a 10-year term. Due to a recent expansion which had not yet reached stabilization, the Company also obtained interim financing for one of the communities from Berkadia for $11.6 million of the acquisition price at a variable rate of LIBOR plus 4.5% which matures on November 10, 2013, with the balance of the acquisition price paid from the Company’s existing cash resources. The Company obtained long-term fixed rate financing to replace the $11.6 million Berkadia interim loan from Fannie Mae on March 7, 2013, at a fixed rate of 4.66% with a 10-year term.

Effective October 23, 2012, the Company closed the acquisition of one senior living community located in Batesville, Indiana, for approximately $4.0 million (the “Batesville Transaction”). The community consists of 41 assisted living units. The Company obtained financing through Fannie Mae for approximately $2.6 million of the acquisition price at a fixed rate of 4.34% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective October 17, 2012, the Company closed the acquisition of one senior living community located in Corpus Christi, Texas, for approximately $6.4 million. The property acquired is part of the five community Esperanza Transaction (as defined below) of which the other four communities closed during the first quarter of fiscal 2012. The community consists of 50 assisted living units. The Company assumed mortgage debt originated by the U.S. Department of Housing and Urban Development (“HUD”) of approximately $3.2 million of the acquisition price at a fixed rate of 4.48% with approximately a 33-year remaining term with the balance of the acquisition price paid from the Company’s existing cash resources.

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

Effective March 30, 2012, the Company also closed the acquisition of four senior living communities located in Arlington, College Station, Conroe and Stephenville, Texas, for approximately $34.1 million. The four communities acquired are part of a five community portfolio (the “Esperanza Transaction”) with the fifth community located in Corpus Christi, Texas, which closed on October 17, 2012. The four communities acquired consist of 45 independent living units and 211 assisted living units. The Company obtained financing through Fannie Mae for approximately $26.1 million of the acquisition price at a fixed rate of 4.69% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

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

Joint Venture Transactions and Management Contracts

As of December 31, 2012, the Company managed three communities owned by joint ventures in which the Company has a minority interest. For communities owned by joint ventures, the Company typically receives a management fee of 5% of gross revenues.

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

SHP III Transactions

In May 2007, the Company and SHPIII formed SHPIII/CSL Miami, LLC (“SHPIII/CSL Miami”) to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 97 independent living units and 49 assisted living units and opened in August 2008. The Company contributed $0.8 million to SHPIII/CSL Miami for its 10% interest and accounts for its investment in SHPIII/CSL Miami under the equity method of accounting.

In November 2007, the Company and SHPIII formed SHPIII/CSL Richmond Heights, LLC (“SHPIII/CSL Richmond Heights”) to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 61 independent living units and 80 assisted living units and opened in April 2009. The Company contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest and accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting. The Company contributed land to SHP III/CSL Richmond Heights as a capital contribution during formation of the joint venture in November 2007 resulting in a $0.2 million gain to the Company. The gain had been deferred when the land was initially contributed to SHP III/CSL Richmond Heights due to the continuing involvement of the Company as a result of a development agreement guarantee. The Company met the breakeven requirements of the development agreement guarantee during the third quarter of fiscal 2011 resulting in full satisfaction and termination of the guarantee and recognition of the deferred gain as a component of gain on disposition of assets, net, within the Company’s Consolidated Statement of Operations and Comprehensive (Loss) Income.

In December 2007, the Company and SHPIII formed SHPIII/CSL Levis Commons, LLC (“SHPIII/CSL Levis Commons”) to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 90 independent living units and 56 assisted living units and opened in April 2009. The Company contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest and accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting.

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

Facility Leases

The Company currently leases 50 senior living communities from certain real estate investment trusts (“REITs”). The lease terms are generally for 10-15 years with renewal options for 5-20 years at the Company’s option. Under these lease agreements the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes.

As of December 31, 2012, the Company leased 11 senior living facilities (collectively the “Ventas Lease Agreements”), from Ventas. During the second quarter of fiscal 2012, the Company closed the Ventas Lease Transaction which resulted in modification to the Ventas Lease Agreements. All of the leased communities in the Ventas lease portfolio were modified to be coterminous, expiring on September 30, 2020, with two five-year renewal extensions available at the Company’s option. The initial lease rate under each of the Ventas Lease Agreements range from 6.75% to 8% and are subject to certain conditional escalation clauses which will be recognized when probable or incurred. The Company incurred $3.0 million in lease acquisition costs related to the Ventas Lease Agreements. These deferred lease acquisition costs are being amortized over the lease terms and are included in facility lease expense in the Company’s Consolidated Statement of Operations and Comprehensive (Loss) Income. The Company accounts for nine of the Ventas Lease Agreements as an operating lease and two as a capital lease and financing obligation.

As of December 31, 2012, the Company leased 15 senior living facilities (collectively the “HCP Lease Agreements”), from HCP, Inc. (“HCP”). The HCP Lease Agreements each have an initial term of ten years, with two 10-year renewal extensions available at the Company’s option. The initial lease rate under the HCP Lease Agreements range from 7.25% to 8% and are subject to certain conditional escalation clauses, which will be recognized when probable or incurred. The initial terms on the HCP Lease Agreements expire on various dates through October 2018. The Company incurred $1.5 million in lease acquisition costs related to the HCP Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10-year lease terms and are included in facility lease expense in the Company’s Consolidated Statement of Operations and Comprehensive (Loss) Income. The Company accounts for each of the HCP Lease Agreements as an operating lease.

As of December 31, 2012, the Company leased 24 senior living facilities (collectively the “HCN Lease Agreements”), from HCN. The HCN Lease Agreements each have an initial term of 15 years, with one 15-year renewal extension available at the Company’s option. The initial lease rate under the HCN Lease Agreements range from 7.25% to 8.5% and are subject to certain conditional escalation clauses, which will be recognized when probable or incurred. The initial terms on the HCN Lease Agreements expire on various dates through April 2026. The Company incurred $2.1 million in lease acquisition costs related to the HCN Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 15-year lease terms and are included in facility lease expense in the Company’s Consolidated Statement of Operations and Comprehensive (Loss) Income. The Company accounts for each of the HCN Lease Agreements as an operating lease.

The following table summarizes each of the Company’s lease agreements as of December 31, 2012 (dollars in millions):

Landlord	Date of Lease	Number of Communities	Value of Transaction	Term	Initial Lease Rate(1)	Lease Acquisition Costs(2)	Deferred Gains / Lease Concessions(3)
Ventas	September 30, 2005	6	$84.6	(4) (Two five-year renewals)	8%	$1.4	$4.6
Ventas	October 18, 2005	1	19.5	(4) (Two five-year renewals)	8%	0.2	—
Ventas	June 8, 2006	1	19.1	(4) (Two five-year renewals)	8%	0.4	—
Ventas	January 31, 2008	1	5.0	(4) (Two five-year renewals)	7.75%	0.2	—
Ventas	June 27, 2012	2	43.3	(4) (Two five-year renewals)	6.75%	0.8	—
HCP	May 1, 2006	3	54.0	(5) (Two ten-year renewals)	8%	0.2	12.8
HCP	May 31, 2006	6	43.0	10 years (Two ten-year renewals)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	(5) (Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	(5) (Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	(5) (Two ten-year renewals)	7.25%	0.1	—
HCN	April 16, 2010	5	48.5	15 years (One 15-year renewal)	8.25%	0.6	0.8
HCN	May 1, 2010	3	36.0	15 years (One 15-year renewal)	8.25%	0.2	0.4
HCN	September 10, 2010	12	104.6	15 years (One 15-year renewal)	8.50%	0.4	2.0
HCN	April 8, 2011	4	141.0	15 years (One 15-year renewal)	7.25%	0.9	16.2

Subtotal						6.6	37.4
Accumulated amortization through December 31, 2012						(2.6)	—
Accumulated deferred gain recognized through December 31, 2012						—	(13.4)

Net lease acquisition costs / deferred gains / lease concessions as of December 31, 2012						$4.0	$24.0

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as set forth in each respective lease agreement.

(2)	Lease acquisition costs are being amortized over the respective initial lease terms.

(3)	Deferred gains of $34.8 million and lease concessions of $2.6 million are being recognized in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income as a reduction in facility lease expense over the respective initial lease terms. Lease concessions of $0.6 million relate to the transaction with HCP on May 31, 2006, and $2.0 million relate to the HCN/Signature Transaction on September 10, 2010.

(4)	Effective June 27, 2012, the Company closed the Ventas Lease Transaction. All of the leased communities in the Ventas lease portfolio were modified to be coterminous expiring on September 30, 2020, with two 5-year renewal extensions available at the Company’s option.

(5)	On March 4, 2010, the Company executed a second amendment to the master lease agreement associated with nine of its leases with HCP to effectively combine the lessees into one master lease and extend the lease terms for the HCP lease portfolio through October 31, 2018.

Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives.

There are various financial covenants and other restrictions in the Company’s lease agreements. Under the terms of certain lease agreements, the Company had previously deposited additional cash collateral of approximately $3.4 million with Ventas which was returnable to the Company once certain performance targets were reached. However, the Company negotiated a lease modification with Ventas during the second quarter of fiscal 2012 and all of the additional cash collateral was returned to the Company. For additional information, refer to Note 4, “Facility Lease Transactions” within the Company’s Notes To Consolidated Financial Statements. The Company was in compliance with all lease covenants at December 31, 2012.

Debt Transactions

On December 28, 2012, the Company obtained approximately $6.4 million of mortgage debt on one senior living community from Fannie Mae. The new mortgage loan has a ten-year term with a 4.5% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over ten years.

On December 21, 2012, the Company obtained approximately $7.6 million of mortgage debt on one senior living community from Fannie Mae. The new mortgage loan has a ten-year term with a 4.58% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which is being amortized over ten years.

On December 20, 2012, the Company obtained approximately $17.0 million of mortgage debt on one senior living community from Fannie Mae. The new mortgage loan has a ten-year term with a 4.32% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which is being amortized over ten years.

On October 23, 2012, the Company obtained approximately $2.6 million of mortgage debt on one senior living community from Fannie Mae. The new mortgage loan has a ten-year term with a 4.34% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over ten years.

On October 23, 2012, in conjunction with the acquisition of one senior living community, the Company obtained interim financing from Berkadia for approximately $6.4 million at a variable interest rate of LIBOR plus 4.5% with a maturity date of February 10, 2013. The Company incurred approximately $42,000 in deferred financing costs related to this loan, which were being amortized over the initial loan term. The Company obtained long-term fixed rate financing from Fannie Mae on December 28, 2012, to replace this loan.

On October 23, 2012, in conjunction with the acquisition of one senior living community, the Company obtained interim financing from Berkadia for approximately $11.6 million at a variable interest rate of LIBOR plus 4.5% with a maturity date of November 10, 2013. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which is being amortized over the initial loan term. The Company obtained long-term fixed rate financing from Fannie Mae on March 7, 2013, to replace this loan at a fixed rate of 4.66% with a 10-year term.

On October 23, 2012, the Company obtained approximately $26.4 million of mortgage debt on four senior living communities from Fannie Mae. The new mortgage loans are cross-collateralized and cross-defaulted with each other and with the $2.6 million mortgage loan from Fannie Mae that closed on October 23, 2012, and each have a ten-year term with interest rates fixed at 4.34% and the principal amortized over a 30-year term. The Company incurred approximately $0.4 million in deferred financing costs related to these loans, which is being amortized over ten years.

On October 17, 2012, the Company assumed approximately $3.2 million of mortgage debt on one senior living community originated by HUD. The mortgage loan has a remaining term of approximately 33-years with a 4.48% fixed interest rate.

On June 27, 2012, in conjunction with the Ventas Lease Transaction, existing mortgage debt of approximately $18.3 million was assumed by Ventas with no further obligation to the Company. Approximately $0.1 million of unamortized deferred loan costs were written off in connection with the debt assumption by Ventas.

On June 21, 2012, the Company completed supplemental financing of approximately $20.2 million from Freddie Mac at a fixed rate of 4.39% on eight communities with existing mortgage debt maturing in July 2015. The supplemental loans are cross-collateralized and cross-defaulted with each other and with the original mortgage debt. The Company incurred approximately $0.6 million in deferred financing costs related to these loans, which is being amortized over the remaining loan terms.

On May 31, 2012, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $1.4 million. The finance agreement has a fixed interest rate of 2.6% with principal being repaid over an 11-month term.

On April 30, 2012, the Company obtained approximately $11.8 million of mortgage debt on one senior living community from Fannie Mae. The new mortgage loan has a ten-year term with a 4.48% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over ten years.

On March 30, 2012, the Company obtained approximately $11.5 million of mortgage debt on one senior living community from Fannie Mae. The new mortgage loan has a ten-year term with a 4.76% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to these loans, which is being amortized over ten years.

On March 30, 2012, the Company obtained approximately $26.1 million of mortgage debt on four senior living communities from Fannie Mae. The new mortgage loans are cross-collateralized and cross-defaulted and each have a ten-year term with interest rates fixed at 4.69% and the principal amortized over a 30-year term. The Company incurred approximately $0.3 million in deferred financing costs related to these loans, which is being amortized over ten years.

On March 8, 2012, the Company completed supplemental financing of approximately $5.6 million from Fannie Mae at a fixed rate of 4.47% on three communities with existing mortgage debt maturing in June 2017. The supplemental loans are cross-collateralized and cross-defaulted with each other and with the original mortgage debt. The Company incurred approximately $0.2 million in deferred financing costs related to these loans, which is being amortized over the remaining loan terms.

On March 1, 2012, the Company obtained approximately $5.4 million of mortgage debt on one senior living community from Fannie Mae. The new mortgage loan has a ten-year term and a 4.38% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to these loans, which is being amortized over ten years.

On December 1, 2011, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $3.5 million. The finance agreement has a fixed interest rate of 2.264% with principal being repaid over a 15-month term.

On October 19, 2011, the Company obtained approximately $22.1 million of mortgage debt on three senior living communities from Fannie Mae. The new mortgage loans are cross-collateralized and cross-defaulted and each has a ten-year term with interest rates fixed at 4.92% and the principal amortized over a 30-year term. The Company incurred approximately $0.3 million in deferred financing costs related to these loans, which is being amortized over ten years.

On September 27, 2011, the Company obtained approximately $23.8 million of mortgage debt on two senior living communities from Fannie Mae. The new mortgage loans each have a ten-year term with interest rates fixed at 4.92% for approximately $19.0 million of the mortgage debt and 4.97% for approximately $4.8 million of the mortgage debt and with the principal amortized over a 30-year term on each loan. The $4.8 million mortgage loan is cross-collateralized and cross-defaulted with the mortgage loans obtained by the Company from Fannie Mae on July 29, 2011. The Company incurred approximately $0.3 million in deferred financing costs related to these loans, which is being amortized over ten years.

On August 1, 2011, in conjunction with the acquisition of one senior living community, the Company obtained interim financing from KeyBank for approximately $19.0 million at a variable interest rate of LIBOR plus 2.25% with a maturity date of December 31, 2011. The Company obtained long-term fixed rate financing through Fannie Mae on September 27, 2011, to replace this loan.

On July 29, 2011, the Company obtained approximately $13.5 million of mortgage debt on two senior living communities from Fannie Mae. The new mortgage loans each have a ten-year term with interest rates fixed at 5.69% and the principal amortized over a 30-year term. The loans are cross-collateralized and cross-defaulted with each other and with the $4.8 million mortgage loan obtained by the Company from Fannie Mae on September 27, 2011. The Company incurred approximately $0.2 million in deferred financing costs related to these loans, which is being amortized over ten years. In conjunction with the acquisition of these senior living communities the Company assumed approximately $0.1 million in promissory notes for three vehicles that are used for transportation of employees and residents. The blended interest rate is 7.55% and the outstanding balance has been included within the Company’s Consolidated Balance Sheets as a component of notes payable.

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

The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At December 31, 2012 and 2011, these communities carried a total net book value of $469.8 million and $339.4 million, respectively, with total mortgage loans outstanding of $360.9 million and $229.3 million, respectively.

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the life of the notes. At December 31, 2012 and 2011, the Company had gross deferred loan costs of $6.2 million and $4.3 million, respectively. Accumulated amortization was $2.2 million and $1.9 million at December 31, 2012 and 2011, respectively. Amortization expense is expected to be $1.1 million in each of the next five fiscal years.

The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of certain promissory notes. The Company was in compliance with all of its debt covenants at December 31, 2012 and 2011.

Recent Events

Effective March 7, 2013, the Company closed the acquisition of one senior living community located in Elkhorn, Nebraska, for $6.6 million. The community consists of 64 assisted living units. The Company obtained financing through Fannie Mae for $4.0 million of the acquisition price at a fixed rate of 4.66% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

On March 7, 2013, the Company obtained long-term fixed rate financing of $12.4 million to replace the $11.6 million Berkadia interim loan associated with the Country Charm and Woodlands Transaction from Fannie Mae at a fixed rate of 4.66% with a 10-year term.

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

Revenues from the Medicare and Medicaid programs accounted for approximately 5% of the Company’s revenue in each of fiscal 2012, 2011, and 2010. As of December 31, 2012, 25 of the Company’s communities are providers of services under Medicaid programs. Accordingly, the communities are entitled to reimbursement under the foregoing program at established rates that are lower than private pay rates. Patient service revenue for Medicaid patients is recorded at the reimbursement rates as the rates are set prospectively by the state upon the filing of an annual cost report. Two of the Company’s communities are providers of services under the Medicare program and are entitled to payment under the program in amounts determined based on rates established by the federal government.

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

Management services revenue is recognized when earned. Management services revenue relates to providing certain management and administrative support services under management contracts, which currently have terms expiring through January 2019.

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

Credit Risk and Allowance for Doubtful Accounts

The Company’s resident receivables are generally due within 30 days. Accounts receivable are reported net of an allowance for doubtful accounts, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting. The Company owns member interests in three joint ventures at December 31, 2012. The Company has not consolidated these joint venture interests because the Company has concluded that the other member of each joint venture has substantive kick-out rights or substantive participating rights. Under the equity method of accounting, the Company records its investments in unconsolidated joint ventures at cost and adjusts such investments for its share of earnings and losses of the joint venture.

Development Agreement Guarantees

In 2007, the Company and SHPIII entered into a series of joint venture agreements to develop three senior housing communities located in Ohio. The Company had guaranteed the communities would be completed and operated at budgeted costs approved by the joint venture members. These costs included the hard and soft construction costs and operating costs until each community reached breakeven. The budgeted costs included contingency reserves for potential cost overruns and other unforeseen costs. The terms of these guarantees generally did not provide for a limitation on the maximum potential future payments. The Company was required to fund any operating deficits until the joint venture reached breakeven for three consecutive months. Any amounts funded by the Company under this commitment, up to $0.5 million, may be recoverable from the joint venture in the event of liquidation. As of December 31, 2012, the Company had recognized deficit charges of approximately $1.2 million under these development agreement guarantees. During the third quarter of fiscal 2011, the Company met the breakeven requirements of the development agreement guarantees for two of these joint venture developments resulting in full satisfaction and termination of those respective guarantees. Additionally, during the fourth quarter of fiscal 2012, the Company met the breakeven requirements of the development agreement guarantee for the remaining joint venture development resulting in full satisfaction and termination of this guarantee.

Lease Accounting

The Company determines whether to account for its leases as operating, capital or financing leases depending on the underlying terms of each lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. The lease rates under the Company’s lease agreements are subject to certain conditional escalation clauses which are recognized when probable or incurred and are based on changes in the consumer price index or certain operational performance measures. As of December 31, 2012, the Company leased 50 communities, 48 of which the Company classified as operating leases and two of which the Company classified as capital lease and financing obligations. The Company incurs lease acquisition costs and amortizes these costs over the term of the lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions and as such any related gains have been deferred and are being amortized over the lease term.

Facility lease expense in the Company’s Consolidated Statement of Operations and Comprehensive (Loss) Income includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives.

Employee Health and Dental Benefits and Insurance Reserves

The Company offers certain full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior living communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred at December 31, 2012; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

The Company uses a combination of insurance and self-insurance for workers’ compensation. Determining the reserve for workers’ compensation losses and costs that the Company has incurred as of the end of a reporting period involves significant judgments based on projected future events including potential settlements for pending claims, known incidents which may result in claims, estimates of incurred but not yet reported claims, changes in insurance premiums, estimated litigation costs and other factors. The Company regularly adjusts these estimates to reflect changes in the foregoing factors. However, since this reserve is based on estimates, the actual expenses incurred may differ from the amounts reserved. Any subsequent changes in estimates are recorded in the period in which they are determined.

Long-Lived Assets

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers internal factors such as net operating losses along with external factors relating to each asset, including contract changes, local market developments, and other publicly available information. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount the carrying value exceeds the fair market value, generally based on discounted cash flows, of the long-lived asset. The Company analyzed certain long-lived assets with operating losses, under the undiscounted cash flow method, for impairment. Based on this analysis, the Company does not believe there are any indicators that would require an adjustment to the carrying value of the property and equipment or their remaining useful lives as of December 31, 2012 and 2011.

Income Taxes

At December 31, 2012, the Company had recorded on its Consolidated Balance Sheet net deferred tax assets of approximately $10.8 million. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rates for fiscal 2012 and 2011 differ from the statutory tax rates due to state income taxes and permanent tax differences. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. The Company consolidated 36 Texas communities in fiscal 2012 and 29 Texas communities in fiscal 2011 and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated future expectations of net income. The Company believes based upon this analysis that the realization of the net deferred tax assets is reasonably assured and therefore has not provided for a valuation allowance. However, the benefits of the net deferred tax assets might not be realized if actual results differ from expectations.

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

Results of Operations

The following tables set forth, for the periods indicated, selected historical Consolidated Statements of Operations and Comprehensive (Loss) Income data in thousands of dollars and expressed as a percentage of total revenues.

	Year Ended December 31,
	2012		2011		2010
	$	%	$	%	$	%
Revenues:
Resident and healthcare revenue	$304,848	98.2%	$256,584	97.4%	$196,936	92.9%
Unaffiliated management services revenue	—	—	—	—	60	0.0
Affiliated management services revenue	674	0.2	883	0.3	2,044	1.0
Community reimbursement income	5,014	1.6	6,035	2.3	12,889	6.1

Total revenues	310,536	100.0	263,502	100.0	211,929	100.0
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization shown below)	182,286	58.7	154,042	58.5	119,614	56.4
General and administrative expenses	16,114	5.2	13,198	5.0	11,535	5.5
Facility lease expense	55,144	17.8	52,233	19.8	34,253	16.2
Provision for bad debts	749	0.2	287	0.1	174	0.1
Stock-based compensation	2,444	0.8	1,497	0.6	919	0.4
Depreciation and amortization	35,130	11.3	18,299	6.9	14,030	6.6
Community reimbursement expense	5,014	1.6	6,035	2.3	12,889	6.1

Total expenses	296,881	95.6	245,591	93.2	193,414	91.3

Income from operations	13,655	4.4	17,911	6.8	18,515	8.7
Other income (expense):
Interest income	453	0.2	102	0.0	48	0.0
Interest expense	(18,022)	(5.8)	(11,900)	(4.5)	(11,241)	(5.3)
(Loss) Gain on disposition of assets, net	(19)	(0.0)	171	0.0	—	—
Gain on settlement of debt	—	—	—	—	684	0.3
Equity in losses of unconsolidated joint ventures, net	(217)	(0.1)	(760)	(0.3)	(331)	(0.1)

(Loss) Income before income taxes	(4,150)	(1.3)	5,524	2.2	7,675	3.6
Benefit (Provision) for income taxes	1,031	0.3	(2,499)	(1.0)	(3,421)	(1.6)

Net (loss) income	$(3,119)	(1.0)%	$3,025	1.2%	$4,254	2.0%

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Revenues

Total revenues were $310.5 million for the year ended December 31, 2012 compared to $263.5 million for the year ended December 31, 2011, representing an increase of approximately $47.0 million, or 17.8%. This increase in revenue is primarily the result of a $48.3 million increase in resident and healthcare revenue offset by a decrease in affiliated management services revenue of $0.2 million and a decrease in community reimbursement revenue of $1.0 million.

•

The increase in resident and healthcare revenue primarily results from an increase of $7.8 million from the Spring Meadows Transaction, an increase of $18.2 million from the acquisition of senior living communities acquired by the Company during fiscal 2012, an increase of $14.6 million from the acquisition of senior living communities acquired by the Company during fiscal 2011, and an increase in occupancy of 1.2% and average monthly rental rates of 1.8% at the Company’s other consolidated same-store communities.

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

Expenses

Total expenses were $296.9 million during fiscal 2012 compared to $245.6 million during fiscal 2011, representing an increase of $51.3 million, or 20.9%. This increase is primarily the result of a $28.2 million increase in operating expenses, a $2.9 million increase in general and administrative expenses, a $2.9 million increase in facility lease expense, a $0.5 million increase in the provision for bad debts, a $1.0 million increase in stock-based compensation expense, and a $16.8 million increase in depreciation and amortization expense offset by a $1.0 million decrease in community reimbursement expense.

•

The increase in operating expenses primarily results from an increase of $4.4 million from the Spring Meadows Transaction, an increase of $11.0 million from the senior living communities acquired by the Company during fiscal 2012, an increase of $9.2 million from the senior living communities acquired by the Company during fiscal 2011, and an increase in operating costs at the Company’s other consolidated same-store communities of $3.6 million. The increase in operating costs at the Company’s other consolidated same-store communities was primarily due to an increase of $2.9 million in employee wages and benefits, an increase of $0.4 million in food costs, an increase of $0.7 million for insurance and casualty losses, an increase of $0.3 million for promotional advertising, an increase of $0.2 million for healthcare state assessment fees, and an increase of $0.3 million for repairs and maintenance and service contracts offset by a decrease in utilities of $0.6 million and a decrease in property taxes of $0.6 million.

•

General and administrative expenses increased $2.9 million primarily due to an increase of $1.9 million for due diligence and legal costs incurred in connection with the Company’s acquisition activities, an increase of $0.8 million in wages and benefits for existing and additional full time Corporate employees which includes approximately $0.6 million of accrued bonus expense due to the achievement of certain performance-based incentive goals, and an increase of $0.2 million in employee insurance benefits and claims paid, which resulted in higher health insurance costs to the Company.

•	The increase in facility lease expense primarily results from the Spring Meadows Transaction.

•

Depreciation and amortization expense increased $16.8 million primarily due to an increase of $0.1 million from the Spring Meadows Transaction, an increase of $9.1 million from the senior living communities acquired during fiscal 2012, an increase of $4.6 million from the senior living communities acquired during fiscal 2011, an increase of $1.8 million from the Ventas Lease Transaction, and an increase of $1.2 million as a result of acquisitions of depreciable assets at the Company’s other consolidated same-store communities.

•

Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures. The decrease in community reimbursement expense primarily results from the Spring Meadows Transaction.

Other income and expense

•

The increase in interest income of $0.4 million primarily results from interest earned on income tax refunds received by the Company during the third quarter of fiscal 2012. Additionally, the Company maintained higher average cash balances during fiscal 2012 when compared to fiscal 2011.

•

The increase in interest expense of $6.1 million primarily results from an increase of $2.5 million from additional mortgage debt associated with the senior living communities acquired by the Company during fiscal 2012, an increase of $2.2 million from additional mortgage debt associated with the senior living communities acquired by the Company during fiscal 2011, an increase of $0.7 million from the Ventas Lease Transaction, and an increase of $0.7 million from supplemental financing obtained by the Company on communities with existing mortgage debt during the first six months of fiscal 2012.

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

•

Equity in losses of unconsolidated joint ventures, net, represents the Company’s share of the net earnings/losses on its investments in SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, and SHPIII/CSL Levis Commons.

Benefit (Provision) for income taxes

Benefit for income taxes for fiscal 2012 was $1.0 million, or 24.8% of loss before taxes, compared to a provision for income taxes of $2.5 million, or 45.2% of income before taxes, for 2011. The effective tax rates for fiscal 2012 and 2011 differ from the statutory tax rates due to state income taxes and permanent tax differences. The Company is impacted by the TMT which effectively imposes tax on modified gross revenues for communities within the State of Texas. The Company consolidated 36 Texas communities in fiscal 2012 and 29 Texas communities in fiscal 2011 and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. The Company has evaluated future expectations of income and believes, based upon this analysis, that the realization of net deferred tax assets is reasonably assured and therefore has not provided for a valuation allowance.

Net (loss) income and comprehensive (loss) income

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(3.1 million) for the fiscal year ended December 31, 2012, compared to net income and comprehensive income of $3.0 million for the fiscal year ended December 31, 2011.

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

•

The increase in resident and healthcare revenue primarily results from an increase of $7.4 million from the senior living communities acquired by the Company during fiscal 2011, an increase of $18.7 million from the Spring Meadows Transaction, an increase of $7.8 million from the consolidation of eight communities that were previously owned by Midwest Portfolio Holdings, L.P. (“Midwest I”) and Midwest Portfolio Holdings II, L.P. (“Midwest II”), each of which were joint ventures between the Company and GE Healthcare Financial Services, that were sold to HCN and the communities leased back by the Company in the last half of April 2010 (the “Midwest Transaction”), an increase of $20.8 million from the addition of the leasehold interests in 12 communities acquired in a lease transaction with HCN and Signature Assisted Living of Texas, LLC (the “HCN/Signature Transaction”) in September 2010, and an increase in average monthly rental rates of 2.2% and occupancy of 0.4% at the Company’s other consolidated communities.

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

•

The increase in operating expenses primarily results from an increase of $4.8 million from the senior living communities acquired by the Company during fiscal 2011, an increase of $9.9 million due to the Spring Meadows Transaction, an increase of $4.6 million due to the Midwest Transaction, an increase of $11.3 million due to the HCN/Signature Transaction, and an increase in operating costs at the Company’s other consolidated communities of $3.8 million primarily due to an increase in labor and benefit costs of $1.9 million, an increase in utilities of $0.4 million, an increase in food costs of $0.5 million, an increase in real estate taxes of $0.4 million, an increase in advertising and referral fees of $0.2 million, and an increase in other general healthcare operating costs of $0.4 million.

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

•

The increase in depreciation and amortization expense primarily results from an increase of $3.7 million from the senior living communities acquired by the Company during fiscal 2011, an increase of $0.1 million due to the Spring Meadows Transaction, an increase of $0.1 million due to the Midwest Transaction, an increase of $0.1 million due to the HCN/Signature Transaction, and an increase of $0.3 million as a result of an increase in depreciable assets at the Company’s other consolidated communities.

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

•

Equity in losses of unconsolidated joint ventures, net, represents the Company’s share of the net earnings/losses on its investments in SHPII/CSL, SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, and SHPIII/CSL Levis Commons.

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

Net income and comprehensive income

As a result of the foregoing factors, the Company reported net income and comprehensive income of $3.0 million for the fiscal year ended December 31, 2011 compared to net income and comprehensive income of $4.3 million for the fiscal year ended December 31, 2010.

Quarterly Results

The following table presents certain unaudited quarterly financial information for each of the four quarters ended December 31, 2012 and 2011. This information has been prepared on the same basis as the audited consolidated financial statements of the Company appearing elsewhere in this report and include, in the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the audited consolidated financial statements of the Company and the related notes thereto.

	2012 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Total revenues	$72,220	$77,026	$78,012	$83,278
Income from operations	4,043	3,470	3,039	3,103
Net (loss) income and comprehensive (loss) income	143	(684)	(937)	(1,641)
Net (loss) income per share, basic	$0.01	$(0.02)	$(0.03)	$(0.06)
Net (loss) income per share, diluted	$0.01	$(0.02)	$(0.03)	$(0.06)
Weighted average shares outstanding, basic	27,262	27,347	27,383	27,403
Weighted average shares outstanding, fully diluted	27,314	27,347	27,383	27,403

	2011 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Total revenues	$59,824	$64,335	$68,191	$71,152
Income from operations	5,181	4,460	3,896	4,374
Net income and comprehensive income	1,298	871	510	346
Net income per share, basic	$0.05	$0.03	$0.02	$0.01
Net income per share, diluted	$0.05	$0.03	$0.02	$0.01
Weighted average shares outstanding, basic	26,884	27,002	27,026	27,066
Weighted average shares outstanding, fully diluted	26,993	27,081	27,072	27,094

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

In addition to approximately $18.7 million of unrestricted cash balances on hand as of December 31, 2012, the Company’s principal sources of liquidity are expected to be cash flows from operations, cash flows from SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, SHPIII/CSL Levis Commons, supplemental debt financings, and/or proceeds from the sale of assets. The Company expects its available cash and cash flows from operations, cash flows from SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, and SHPIII/CSL Levis Commons, and proceeds from the sale of assets to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company from time to time considers and evaluates transactions related to its portfolio including supplemental debt financings, purchases and sales, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

In summary, the Company’s cash flows were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$46,395	$14,084	$15,550
Net cash used in investing activities	(190,615)	(77,437)	(5,282)
Net cash provided by (used in) financing activities	140,674	54,388	(7,992)

(Decrease) Increase in cash and cash equivalents	$(3,546)	$(8,965)	$2,276

Operating Activities

The Company had net cash provided by operating activities of $46.4 million, $14.1 million, and $15.6 million in fiscal 2012, 2011, and 2010, respectively. The net cash provided by operating activities for fiscal 2012 primarily results from a net loss of $(3.1 million), net non-cash charges of $34.8 million, a decrease in prepaid expenses and other assets of $5.0 million, an increase in accounts payable and accrued expenses of $9.7 million, and an increase in federal and state income taxes receivable/payable of $1.5 million offset by an increase in accounts receivable of $1.5 million. For fiscal 2011, the net cash provided by operating activities primarily resulted from net income of $3.0 million, net non-cash charges of $17.6 million, an increase in accounts payable and accrued expenses of $3.6 million, and an increase in customer deposits of $0.2 million offset by an increase in accounts receivable of $0.8 million, an increase in property tax and insurance deposits of $0.3 million, an increase in prepaid expenses and other assets of $7.7 million, and an increase in federal and state income taxes receivable of $1.5 million. For fiscal 2010, the net cash provided by operating activities primarily resulted from net income of $4.3 million, net non-cash charges of $17.4 million, and an increase in accrued expenses of $3.8 million offset by an increase in accounts receivable of $1.1 million, an increase in property tax and insurance deposits of $2.6 million, an increase in prepaid expenses and other assets of $3.6 million, a decrease in accounts payable of $0.1 million, and an increase in federal and state income taxes receivable of $2.5 million.

Investing Activities

The Company had net cash used in investing activities of $190.6 million, $77.4 million, and $5.3 million in fiscal 2012, 2011, and 2010, respectively. The net cash used in investing activities for fiscal 2012 primarily results from capital expenditures of $12.3 million, acquisitions of senior living communities by the Company of $178.1 million, and contributions to joint ventures of $0.2 million. The net cash used in investing activities for fiscal 2011 primarily results from capital expenditures of $10.4 million and cash paid for acquisitions of senior living communities by the Company of $83.4 million offset by proceeds from the Spring Meadows Transaction of $15.8 million and net distributions from joint ventures of $0.6 million. For fiscal 2010, the net cash used in investing activities primarily resulted from capital expenditures of $8.5 million and $2.0 million for intangible assets acquired in connection with the Signature Transaction offset by distributions from joint ventures of $5.2 million.

Financing Activities

The Company had net cash provided by financing activities of $140.7 million and $54.4 million in fiscal 2012 and 2011, respectively, and net cash used in financing activities of $8.0 million in fiscal 2010. The net cash provided by financing activities for fiscal 2012 primarily results from notes payable proceeds of $160.4 million, of which $132.7 million related to the acquisition of senior living communities by the Company, with the remaining $27.7 million related to insurance premium and supplemental financings on existing communities and $0.1 million resulted from proceeds and excess tax benefits from the issuance of common stock offset by repayments of notes payable of $15.9 million, payments on capital lease and financing obligations of $0.5 million, additions to restricted cash of $1.1 million, and deferred financing charges paid of $2.4 million. The net cash provided by financing activities for fiscal 2011 primarily results from notes payable proceeds of $64.2 million, of which $59.5 million related to the acquisition of senior living communities by the Company, with the remaining $4.7 million related to insurance premium financing and $0.8 million resulted from proceeds and excess tax benefits from the issuance of common stock offset by repayments of notes payable of $6.7 million, payments on capital lease and financing obligations of $0.1 million, additions to restricted cash of $2.8 million, and deferred financing charges paid of $1.0 million. For fiscal 2010, the net cash used in financing activities primarily resulted from net repayments of notes payable of $6.5 million and additions to restricted cash of $4.2 million offset by $2.0 million in lease incentives from the Signature Transaction, an increase in capital lease and financing obligations of $0.2 million, and proceeds and excess tax benefits from the issuance of common stock of $0.5 million.

Disclosures About Contractual Obligations

The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2012 (in thousands):

	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Long-term debt, including interest expense	$39,130	$168,212	$65,083	$194,386	$466,811
Operating and capital leases	60,231	119,584	112,740	269,714	562,269

Total contractual cash obligations	$99,361	$287,796	$177,823	$464,100	$1,029,080

Long-term debt relates to the aggregate maturities of the Company’s notes payable. The Company leases its corporate headquarters, an executive office in New York, 50 senior living communities and certain automobiles and equipment used at the Company’s communities.

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

The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of December 31, 2012, the Company had $362.6 million in outstanding debt comprised of various fixed and variable rate debt instruments of $351.0 million and $11.6 million, respectively. In addition, as of December 31, 2012, the Company had $561.3 million in future facility lease obligations with contingent rent increases on certain leases based on changes in the consumer price index or certain operational performance measures.

Changes in interest rates would affect the fair market value of the Company’s fixed rate debt instruments, but would not have an impact on the Company’s earnings or cash flows. Increases in the consumer price index could have an effect on future facility lease expense if the leased community exceeds the contingent rent escalation thresholds set forth in each of the Company’s lease agreements.

The following table summarizes information on the Company’s debt instruments outstanding as of December 31, 2012. The table presents the principal due and weighted average interest rates by expected maturity date for the Company’s debt instruments by fiscal year.

Principal Amount and Average Interest Rate by Expected Maturity Date at December 31, 2012 ($ in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate debt	$8,680	$7,381	$127,968	$4,036	$42,073	$160,908	$351,046	$366,909
Average interest rate	5.3%	5.3%	4.9%	4.9%	4.7%	4.7%
Variable rate debt(1)	11,550						11,550	11,550
Average interest rate	4.8%

Total debt							$362,596	$378,459

(1)	On March 7, 2013, the Company obtained long-term fixed rate financing to replace the $11.6 million variable rate debt from Fannie Mae at a fixed rate of 4.66% with a 10-year term.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company are included under Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included as part of this Annual Report on Form 10-K. The Ernst & Young LLP report is on page F-23 of this report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.*

ITEM 11.	EXECUTIVE COMPENSATION.*

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.*

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.*

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.*

* Information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2013 Annual Meeting of Stockholders of Capital Senior Living Corporation, which is to be filed with SEC pursuant to Regulation 14A under the Exchange Act. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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

Date: March 8, 2013

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

Signature	Title	Date

/s/ LAWRENCE A. COHEN Lawrence A. Cohen	Chief Executive Officer and Vice Chairman of the Board (Principal Executive Officer)	March 8, 2013

/s/ KEITH N. JOHANNESSEN Keith N. Johannessen	President and Chief Operating Officer and Director	March 8, 2013

/s/ RALPH A. BEATTIE Ralph A. Beattie	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2013

/s/ JAMES A. MOORE James A. Moore	Chairman of the Board	March 8, 2013

/s/ PHILIP A. BROOKS Philip A. Brooks	Director	March 8, 2013

/s/ CRAIG F. HARTBERG Craig F. Hartberg	Director	March 8, 2013

/s/ E. RODNEY HORNBAKE E. Rodney Hornbake	Director	March 8, 2013

/s/ JILL M. KRUEGER Jill M. Krueger	Director	March 8, 2013

/s/ RONALD A. MALONE Ronald A. Malone	Director	March 8, 2013

/s/ MICHAEL W. REID Michael W. Reid	Director	March 8, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Capital Senior Living Corporation

We have audited the accompanying consolidated balance sheets of Capital Senior Living Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Senior Living Corporation at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capital Senior Living Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2013, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Dallas, Texas

March 8, 2013

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$18,737	$22,283
Restricted cash	10,179	9,102
Accounts receivable, net	5,229	4,526
Accounts receivable from affiliates	753	708
Federal and state income taxes receivable	3,901	5,438
Deferred taxes	1,443	1,479
Property tax and insurance deposits	11,442	11,395
Prepaid expenses and other	4,758	6,068

Total current assets	56,442	60,999
Property and equipment, net	527,159	365,459
Deferred taxes	9,350	5,782
Investments in unconsolidated joint ventures	1,074	1,070
Other assets, net	42,917	29,016

Total assets	$636,942	$462,326

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,978	$2,297
Accounts payable to affiliates	2	314
Accrued expenses	24,445	19,086
Current portion of notes payable	20,230	8,196
Current portion of deferred income	8,193	8,740
Current portion of capital lease and financing obligations	766	50
Customer deposits	1,540	1,530

Total current liabilities	62,154	40,213
Deferred income	19,990	26,175
Capital lease and financing obligations, net of current portion	42,146	31
Other long-term liabilities	1,692	1,826
Notes payable, net of current portion	342,366	224,940
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares — 65,000; issued and outstanding shares 28,218 and 27,699 in 2012 and 2011, respectively	286	280
Additional paid-in capital	137,867	135,301
Retained earnings	31,375	34,494
Treasury stock, at cost — 350 shares in 2012 and 2011	(934)	(934)

Total shareholders’ equity	168,594	169,141

Total liabilities and shareholders’ equity	$636,942	$462,326

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Revenues:
Resident and health care revenue	$304,848	$256,584	$196,936
Unaffiliated management services revenue	—	—	60
Affiliated management services revenue	674	883	2,044
Community reimbursement revenue	5,014	6,035	12,889

Total revenues	310,536	263,502	211,929
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	182,286	154,042	119,614
General and administrative expenses	16,114	13,198	11,535
Facility lease expense	55,144	52,233	34,253
Provision for bad debts	749	287	174
Stock-based compensation expense	2,444	1,497	919
Depreciation and amortization	35,130	18,299	14,030
Community reimbursement expense	5,014	6,035	12,889

Total expenses	296,881	245,591	193,414

Income from operations	13,655	17,911	18,515
Other income (expense):
Interest income	453	102	48
Interest expense	(18,022)	(11,900)	(11,241)
(Loss) Gain on disposition of assets, net	(19)	171	—
Gain on settlement of debt	—	—	684
Equity in losses of unconsolidated joint ventures, net	(217)	(760)	(331)

(Loss) Income before benefit (provision) for income taxes	(4,150)	5,524	7,675
Benefit (Provision) for income taxes	1,031	(2,499)	(3,421)

Net (loss) income	$(3,119)	$3,025	$4,254

Per share data:
Basic net (loss) income per share	$(0.11)	$0.11	$0.16

Diluted net (loss) income per share	$(0.11)	$0.11	$0.16

Weighted average shares outstanding — basic	27,349	26,995	26,587

Weighted average shares outstanding — diluted	27,349	27,062	26,687

Comprehensive (loss) income	$(3,119)	$3,025	$4,254

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
	(In thousands)
Balance at January 1, 2010	26,945	273	131,576	27,215	(934)	158,130
Exercise of stock options	100	1	358	—	—	359
Restricted stock awards	38	—	—	—	—	—
Stock-based compensation	—	—	919	—	—	919
Excess tax benefits	—	—	161	—	—	161
Net income	—	—	—	4,254	—	4,254

Balance at December 31, 2010	27,083	274	133,014	31,469	(934)	163,823
Exercise of stock options	231	2	499	—	—	501
Restricted stock awards	385	4	—	—	—	4
Stock-based compensation	—	—	1,497	—	—	1,497
Excess tax benefits	—	—	291	—	—	291
Net income	—	—	—	3,025	—	3,025

Balance at December 31, 2011	27,699	280	135,301	34,494	(934)	169,141
Exercise of stock options	19	—	159	—	—	159
Restricted stock awards	500	6	—	—	—	6
Stock-based compensation	—	—	2,444	—	—	2,444
Excess tax benefits	—	—	(37)	—	—	(37)
Net loss	—	—	—	(3,119)	—	(3,119)

Balance at December 31, 2012	28,218	$286	$137,867	$31,375	$(934)	$168,594

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Operating Activities
Net (loss) income	$(3,119)	$3,025	$4,254
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	35,130	18,299	14,030
Amortization of deferred financing charges	788	352	330
Amortization of deferred lease costs and lease intangibles	753	1,710	1,005
Deferred income	(1,816)	(2,669)	(3,034)
Deferred income taxes	(3,532)	(2,493)	4,221
Equity in the losses (earnings) of unconsolidated joint ventures	217	760	331
Gain on settlement of debt	—	—	(684)
Loss (Gain) on disposition of assets, net	19	(171)	—
Provision for bad debts	749	287	174
Stock compensation expense	2,444	1,497	919
Changes in operating assets and liabilities:
Accounts receivable	(1,452)	(1,036)	(611)
Accounts receivable from affiliates	(45)	203	(487)
Property tax and insurance deposits	(47)	(336)	(2,584)
Prepaid expenses and other	1,310	(1,172)	(931)
Other assets	3,721	(6,548)	(2,670)
Accounts payable	4,369	660	(86)
Accrued expenses	5,359	2,961	3,838
Federal and state income taxes receivable/payable	1,537	(1,476)	(2,469)
Customer deposits	10	231	4

Net cash provided by operating activities	46,395	14,084	15,550
Investing Activities
Capital expenditures	(12,302)	(10,472)	(8,447)
Cash paid for acquisitions	(178,110)	(83,450)	(2,000)
Proceeds from Spring Meadows Transaction	—	15,844	—
Proceeds from disposition of assets	19	—	—
Contributions to joint ventures	(243)	(801)	—
Distributions from joint ventures	21	1,442	5,165

Net cash used in investing activities	(190,615)	(77,437)	(5,282)
Financing Activities
Proceeds from notes payable	160,413	64,202	3,591
Repayments of notes payable	(15,900)	(6,737)	(10,154)
Cash payments for capital lease and financing obligations	(499)	(137)	(22)
Increase in restricted cash	(1,077)	(2,768)	(4,167)
Cash proceeds from the issuance of common stock	165	505	359
Excess tax benefits on stock options exercised	(37)	291	161
Deferred financing charges paid	(2,391)	(968)	—
Lease incentive from Signature Transaction	—	—	2,000
Increase in capital lease and financing obligations	—	—	240
Purchases of treasury stock	—	—	—

Net cash provided by (used in) financing activities	140,674	54,388	(7,992)

(Decrease) Increase in cash and cash equivalents	(3,546)	(8,965)	2,276
Cash and cash equivalents at beginning of year	22,283	31,248	28,972

Cash and cash equivalents at end of year	$18,737	$22,283	$31,248

Supplemental Disclosures
Cash paid during the year for:
Interest	$16,620	$11,266	$10,949

Income taxes	$4,719	$6,810	$2,328

Non-cash operating, investing, and financing activities:
Intangible assets acquired through capital lease and financing obligations	$11,794	$—	$—

Property and equipment acquired through capital lease and financing obligations	$13,243	$—	$—

Notes payable assumed through capital lease and financing obligations	$18,293	$—	$—

Notes payable assumed through acquisitions	$3,240	$—	$—

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

1.	Organization

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior living communities throughout the United States. As of December 31, 2012, the Company operated 101 senior living communities in 23 states with an aggregate capacity of approximately 13,650 residents, including 51 senior living communities which the Company either owned or in which the Company had an ownership interest and 50 senior living communities that the Company leased. As of December 31, 2012, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company accounts for significant investments in unconsolidated companies, in which the Company has significant influence, using the equity method of accounting.

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

Long-Lived Assets

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers internal factors such as net operating losses along with external factors relating to each asset, including contract changes, local market developments, and other publicly available information. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount the carrying value exceeds the fair market value, generally based on discounted cash flows, of the long-lived asset. The Company analyzed certain long-lived assets with operating losses, under the undiscounted cash flow method, for impairment. Based on this analysis, the Company does not believe there are any indicators that would require an adjustment to the carrying value of the property and equipment or their remaining useful lives as of December 31, 2012 and 2011.

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting. The Company owns member interests in three joint ventures at December 31, 2012. The Company has not consolidated these joint venture interests because the Company has concluded that the other member of each joint venture has substantive kick-out rights or substantive participating rights. Under the equity method of accounting, the Company records its investments in unconsolidated joint ventures at cost and adjusts such investments for its share of earnings and losses of the joint ventures.

Development Agreement Guarantees

The Company, on three joint venture developments, had guarantees that the communities would be completed and operated at the budgeted costs approved by the joint venture members. These costs included the hard

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and soft construction costs and operating costs until each community reached breakeven. The budgeted costs included contingency reserves for potential costs overruns and other unforeseen costs. The terms of these guarantees generally did not provide for a limitation on the maximum potential future payments. The Company was required to fund any operating deficits until the joint venture reached breakeven for three consecutive months. Any amounts funded by the Company under this commitment, up to $0.5 million, may be recoverable from the joint venture in the event of liquidation. As of December 31, 2012, the Company had recognized deficit charges of approximately $1.2 million under these development agreement guarantees. During the third quarter of fiscal 2011, the Company met the breakeven requirements of the development agreement guarantees for two of these joint venture developments resulting in full satisfaction and termination of these respective guarantees. Additionally, during the fourth quarter of fiscal 2012, the Company met the breakeven requirements of the development agreement guarantee for the remaining joint venture development resulting in full satisfaction and termination of this guarantee.

Income Taxes

At December 31, 2012, the Company had recorded on its consolidated balance sheet net deferred tax assets of $10.8 million. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rates for fiscal 2012 and 2011 differ from the statutory tax rates due to state income taxes and permanent tax differences. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. The Company consolidated 36 Texas communities in fiscal 2012 and 29 Texas communities in fiscal 2011 and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated future expectations of net income. The Company believes based upon this analysis that the realization of the net deferred tax assets is reasonably assured and therefore has not provided for a valuation allowance. However, the benefits of the net deferred tax assets might not be realized if actual results differ from expectations.

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

Revenues from the Medicare and Medicaid programs accounted for approximately 5% of the Company’s revenue in each of fiscal 2012, 2011 and 2010. As of December 31, 2012, 25 of the Company’s communities are providers of services under the Medicaid program. Accordingly, the communities are entitled to reimbursement under the foregoing program at established rates that are lower than private pay rates. Patient service revenue for Medicaid patients is recorded at the reimbursement rates as the rates are set prospectively by the state upon the filing of an annual cost report. Two of the Company’s communities are providers of services under the Medicare program and are entitled to payment under the program in amounts determined based upon rates established by the federal government.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Management services revenue is recognized when earned. Management services revenue relates to providing certain management and administrative support services under management contracts, which have terms expiring through January 2019.

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

Lease Accounting

The Company determines whether to account for its leases as operating, capital or financing leases depending on the underlying terms of the lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. The lease rates under the Company’s lease agreements are subject to certain conditional escalation clauses which are recognized when probable or incurred and are based on changes in the consumer price index or certain operational performance measures. As of December 31, 2012, the Company leased 50 communities, 48 of which the Company classified as operating leases and two of which the Company classified as capital lease and financing obligations. The Company incurs lease acquisition costs and amortizes these costs over the term of the lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions and as such any related gains have been deferred and are being amortized over the lease term.

Facility lease expense in the Company’s Consolidated Statement of Operations and Comprehensive (Loss) Income includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives.

Credit Risk and Allowance for Doubtful Accounts

The Company’s resident receivables are generally due within 30 days. Accounts receivable are reported net of an allowance for doubtful accounts, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.

Employee Health and Dental Benefits and Insurance Reserves

The Company offers certain full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior living communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs including estimated annual claims, third-party administrative fees, network pro-

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred at December 31, 2012; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

The Company uses a combination of insurance and self-insurance for workers’ compensation. Determining the reserve for workers’ compensation losses and costs that the Company has incurred as of the end of a reporting period involves significant judgments based on projected future events including potential settlements for pending claims, known incidents which may result in claims, estimates of incurred but not yet reported claims, changes in insurance premiums, estimated litigation costs and other factors. The Company regularly adjusts these estimates to reflect changes in the foregoing factors. However, since this reserve is based on estimates, the actual expenses incurred may differ from the amounts reserved. Any subsequent changes in estimates are recorded in the period in which they are determined.

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended December 31, 2012, 2011, and 2010 were $9.6 million, $7.9 million, and $6.5 million, respectively, and are included as a component of operating expenses within the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Net (Loss) Income Per Share

Basic net (loss) income per common share is computed by dividing net (loss) income remaining after allocation to unvested restricted shares by the weighted average number of common shares outstanding for the period. Except when the effect would be anti-dilutive, the calculation of diluted net income per common share includes the net impact of unvested restricted shares and shares that could be issued under outstanding stock options.

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except for per share amounts):

	Year Ended December 31,
	2012	2011	2010
Net (loss) income	$(3,119)	$3,025	$4,254
Net loss (income) allocated to unvested restricted shares	90	(67)	(73)

Undistributed net (loss) income allocated to common shares	$(3,029)	$2,958	$4,181

Weighted average shares outstanding — basic	27,349	26,995	26,587
Effects of dilutive securities:
Employee equity compensation plans	—	67	100

Weighted average shares outstanding — diluted	27,349	27,062	26,687

Basic net (loss) income per share	$(0.11)	$0.11	$0.16

Diluted net (loss) income per share	$(0.11)	$0.11	$0.16

Awards of unvested restricted stock representing approximately 0.8 million, 0.6 million, and 0.5 million shares were outstanding for the fiscal years ended December 31, 2012, 2011, and 2010, respectively, and were included in the computation of allocable net income.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

Stock-Based Compensation

The Company recognizes compensation expense for share-based payment awards to employees, including grants of employee stock options and awards of restricted stock, in the Consolidated Statements of Operations and Comprehensive (Loss) Income based on their fair values.

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

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related footnotes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially dif-

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ferent results under different assumptions and conditions. The Company believes revenue recognition, investments in unconsolidated joint ventures, leases, long-lived assets, self-insured employee benefits, and income taxes are its most critical accounting policies and require management’s most difficult, subjective and complex judgments.

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

The Company was party to the SHPII/CSL Management Agreements with SHPII/CSL, which collectively owned and operated the Spring Meadows Communities. The SHPII/CSL Management Agreements extended until various dates through November 2014. The SHPII/CSL Management Agreements generally provided for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. On April 8, 2011, SHPII/CSL closed the Spring Meadows Transaction. Upon closing the sale, the Company leased the Spring Meadows Communities from HCN. For additional information, refer to Note 18, “Leases.”

SHP III Transactions

In May 2007, the Company and SHPIII formed SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 97 independent living units and 49 assisted living units and opened in August 2008. The Company contributed $0.8 million to SHPIII/CSL Miami for its 10% interest and accounts for its investment in SHPIII/CSL Miami under the equity method of accounting.

In November 2007, the Company and SHPIII formed SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 61 independent living units and 80 assisted living units and opened in April 2009. The Company contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest and accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting. The Company contributed land to SHP III/CSL Richmond Heights as a capital contribution during formation of the joint venture in November 2007 resulting in a $0.2 million gain to the Company. The gain had been deferred when the land was initially contributed to SHP III/CSL Richmond Heights due to the continuing involvement of the Company as a result of a development agreement guarantee. The Company met the breakeven requirements of the development agreement guarantee during the third quarter of fiscal 2011 resulting in full satisfaction and termination of the guarantee and recognition of the deferred gain as a component of gain on disposition of assets, net, within the Company’s Consolidated Statement of Operations and Comprehensive (Loss) Income.

In December 2007, the Company and SHPIII formed SHPIII/CSL Levis Commons to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 90 independent living units and 56 assisted living units and opened in April 2009. The Company contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest and accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting.

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

The Company currently leases 50 senior living communities from certain REITs. The lease terms are generally for 10-15 years with renewal options for 5-20 years at the Company’s option.

Under these lease agreements the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. The following table summarizes each of the Company’s lease agreements at December 31, 2012 (dollars in millions):

Landlord	Date of Lease	Number of Communities	Value of Transaction	Term	Initial Lease Rate(1)	Lease Acquisition Costs(2)	Deferred Gains / Lease Concessions(3)
Ventas	September 30, 2005	6	$84.6	(4) (Two five-year renewals)	8%	$1.4	$4.6
Ventas	October 18, 2005	1	19.5	(4) (Two five-year renewals)	8%	0.2	—
Ventas	June 8, 2006	1	19.1	(4) (Two five-year renewals)	8%	0.4	—
Ventas	January 31, 2008	1	5.0	(4) (Two five-year renewals)	7.75%	0.2	—
Ventas	June 27, 2012	2	43.3	(4) (Two five-year renewals)	6.75%	0.8	—
HCP	May 1, 2006	3	54.0	(5) (Two ten-year renewals)	8%	0.2	12.8
HCP	May 31, 2006	6	43.0	10 years (Two ten-year renewals)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	(5) (Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	(5) (Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	(5) (Two ten-year renewals)	7.25%	0.1	—
HCN	April 16, 2010	5	48.5	15 years (One 15-year renewal)	8.25%	0.6	0.8
HCN	May 1, 2010	3	36.0	15 years (One 15-year renewal)	8.25%	0.2	0.4
HCN	September 10, 2010	12	104.6	15 years (One 15-year renewal)	8.5%	0.4	2.0
HCN	April 8, 2011	4	141.0	15 years (One 15-year renewal)	7.25%	0.9	16.2

Subtotal						6.6	37.4
Accumulated amortization through December 31, 2012						(2.6)	—
Accumulated deferred gain recognized through December 31, 2012						—	(13.4)

Net lease acquisition costs / deferred gains / lease concessions as of December 31, 2012						$4.0	$24.0

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as set forth in each lease agreement.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Lease acquisition costs are being amortized over the respective initial lease term.

(3)	Deferred gains of $34.8 million and lease concessions of $2.6 million are being recognized in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income as a reduction in facility lease expense over the respective initial lease term. Lease concessions of $0.6 million relate to the HCP transaction on May 31, 2006, and $2.0 million relate to the Signature Transaction on September 10, 2010.

(4)	Effective June 27, 2012, the Company closed the Ventas Lease Transaction. All of the leased communities in the Ventas lease portfolio were modified to be coterminous expiring on September 30, 2020, with two 5-year renewal extensions available at the Company’s option.

(5)	On March 4, 2010, the Company executed a second amendment to the master lease agreement associated with nine of its leases with HCP to effectively combine the lessees into one master lease and extend the lease terms for the HCP lease portfolio through October 31, 2018.

Facility lease expense in the Company’s Statements of Operations and Comprehensive (Loss) Income includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives.

Ventas

Effective June 27, 2012, the Company closed the Ventas Lease Transaction which resulted in a lease modification whereby the Company exchanged two of its owned communities for one of the communities in the existing Ventas lease portfolio and simultaneously leasing back the two communities exchanged. This transaction was the result of negotiations for a solution to the anticipation of the Company not meeting certain lease coverage ratio requirements for its lease portfolio of ten properties with Ventas. The two communities previously owned by the Company are located in East Lansing, Michigan (the “East Lansing Community”) and Raleigh, North Carolina (the “Raleigh Community”) and were exchanged for a community located in Merrillville, Indiana (the “Towne Centre Community”). All three communities continue to be operated by the Company. In conjunction with this transaction, Ventas assumed approximately $18.3 million of existing mortgage debt with Berkadia and the Company received the Towne Centre Community unencumbered. All of the leased communities in the Ventas lease portfolio were modified to be coterminous with the East Lansing and Raleigh Community leases expiring on September 30, 2020, with two 5-year renewal extensions available at the Company’s option, eliminate property-level lease covenants, and contain substantially similar terms and conditions. These leases were re-evaluated by the Company at the modification date and continue to be treated as operating leases. Under the terms of the original lease agreements with Ventas, the Company had previously deposited additional cash collateral of approximately $3.4 million which was returnable to the Company once certain performance targets were reached. However, due to the rebalanced lease portfolio meeting the lease coverage ratio requirements, the Company negotiated the return of these deposits as a condition to the lease modification. Additionally, due to the extension of the lease terms for the Ventas lease portfolio to fiscal 2020, the rights of Ventas to reset the underlying values of the leased communities were deferred for five years.

Pursuant to Accounting Standards Codification (“ASC”) 840, Leases, the Company performed a sale/leaseback analysis to determine whether the East Lansing Community and Raleigh Community could be removed from its Consolidated Balance Sheet. Based upon the analysis performed, the Company concluded certain aspects of the lease modification would be considered forms of “continuing involvement” which precludes the Company from derecognizing these assets from its Consolidated Balance Sheet under sale/leaseback accounting criteria. Therefore, the Company recorded financing obligations equal to the fair market value of the communities exchanged and the mortgage debt assumed by Ventas. At the end of the lease term, including exercise of any renewal options, the net remaining financing obligation less the net carrying value of the leased assets will be recognized as a non-cash gain on sale of the East Lansing Community and Raleigh Community. Rental payments under these leases will not be reflected as a component of facility lease expense but will be recognized as a reduction of the financing obligation and interest expense based upon the Company’s incremental

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

borrowing rate at the time the transaction was closed. As a result of this transaction, the Company recorded additions to property and equipment of approximately $13.2 million and other assets, primarily consisting of lease intangibles, of approximately $11.8 million within the Company’s Consolidated Balance Sheets which will be depreciated or amortized over the estimated useful lives. The additions to property and equipment were reduced by approximately $4.9 million which represented the unamortized portion of the deferred gain previously recognized by the Company when the Towne Centre Community had been sold in fiscal 2006. Lease intangibles consist of the fair value of in-place leases associated with the Towne Centre Community and the fair value attributable to Ventas deferring its right to reset the underlying values of the lease portfolio five years until fiscal 2020.

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

Midwest II

On April 30, 2010, the Company and GE Healthcare sold its respective ownership interests in Midwest II to HCN in a sale/leaseback transaction of three senior living communities owned by subsidiaries of Midwest II. Upon closing the sale, the Company leased the three senior housing communities from HCN. This lease was effective May 1, 2010, and has an initial term of 15 years, with one 15-year renewal extension available at the Company’s option. The initial lease rate is 8.25% and is subject to certain conditional escalation clauses. The Company incurred $0.2 million in lease acquisition costs, which have been deferred and are being amortized in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income over the initial 15-year lease term. The Company has accounted for this lease as an operating lease. As a result of this sale/

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

leaseback transaction, the Company received cash proceeds of approximately $1.3 million, net of closing costs, resulting in a gain to the Company of approximately $0.4 million, which has been deferred and is being recognized in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income as a reduction in facility lease expense over the initial 15-year lease term.

Midwest I

On April 16, 2010, the Company and GE Healthcare sold its respective ownership interests in Midwest I to HCN in a sale/leaseback transaction of five senior living communities owned by subsidiaries of Midwest I. Upon closing the sale, the Company leased the five senior housing communities from HCN. This lease was effective April 16, 2010, and has an initial term of 15 years, with one 15-year renewal extension available at the Company’s option. The initial lease rate is 8.25% and is subject to certain conditional escalation clauses. The Company incurred $0.6 million in lease acquisition costs, which have been deferred and are being amortized in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income over the initial 15-year lease term. The Company has accounted for this lease as an operating lease. As a result of this sale/leaseback transaction, the Company received cash proceeds of approximately $3.2 million, net of closing costs, resulting in a gain to the Company of approximately $0.8 million, which has been deferred and is being recognized in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income as a reduction in facility lease expense over the initial 15-year lease term.

5.	Acquisitions

Fiscal 2012

Effective December 21, 2012, the Company closed the Harbor Court Transaction for approximately $10.8 million. The community consists of 116 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing through Fannie Mae for approximately $7.6 million of the acquisition price at a fixed rate of 4.58% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective December 20, 2012, the Company closed the Montclair Transaction for approximately $22.0 million. The community consists of 159 independent living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing through Fannie Mae for approximately $17.0 million of the acquisition price at a fixed rate of 4.32% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective October 23, 2012, the Company closed the Country Charm and Woodlands Transaction for approximately $62.5 million. The Company incurred approximately $0.3 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The communities consist of 440 assisted living units. The Company obtained financing for four of the communities through Fannie Mae for approximately $26.4 million of the acquisition price at a fixed rate of 4.34% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources. The Company obtained interim financing for one of the communities through Berkadia Commercial Mortgage (“Berkadia”) for $6.4 million of the acquisition price at a variable rate of LIBOR plus 4.5%, with the balance of the acquisition price paid from the Company’s existing cash resources. The Company obtained long-term fixed rate financing through Fannie Mae on December 28, 2012, for approximately $6.4 million to replace the Berkadia interim loan at a fixed rate of 4.5% with a 10-year term. Due to a recent expansion, the Company also obtained interim financing for one of the communities

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

through Berkadia for $11.6 million of the acquisition price at a variable rate of LIBOR plus 4.5% which matures on November 10, 2013, with the balance of the acquisition price paid from the Company’s existing cash resources. This community, including the expansion, will be eligible for permanent financing within six months. The Company obtained long-term fixed rate financing to replace the $11.6 million Berkadia interim loan on March 7, 2013, from Fannie Mae at a fixed rate of 4.66% with a 10-year term.

Effective October 23, 2012, the Company closed the Batesville Transaction for approximately $4.0 million. The community consists of 41 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing through Fannie Mae for approximately $2.6 million of the acquisition price at a fixed rate of 4.34% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective October 17, 2012, the Company closed the acquisition of one senior living community located in Corpus Christi, Texas, for approximately $6.4 million. The community acquired is part of the five community Esperanza Transaction of which the other four communities closed during the first quarter of fiscal 2012. The community consists of 50 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company assumed mortgage debt originated by the U.S. Department of Housing and Urban Development (“HUD”) of approximately $3.2 million of the acquisition price at a fixed rate of 4.48% with approximately a 33-year remaining term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective April 30, 2012, the Company closed the Remington Transaction for approximately $19.2 million. The community consists of 128 independent living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing through Fannie Mae for approximately $11.8 million of the acquisition price at a fixed rate of 4.48% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective March 30, 2012, the Company closed the Riverbend Transaction for approximately $15.3 million. The community consists of 97 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing through Fannie Mae for approximately $11.5 million of the acquisition price at a fixed rate of 4.76% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective March 30, 2012, the Company closed the Esperanza Transaction for approximately $34.1 million. The four communities acquired are part of a five community transaction with the fifth community located in Corpus Christi, Texas, which closed on October 17, 2012. The four communities acquired consist of 45 independent living units and 211 assisted living units. The Company incurred approximately $0.2 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing through Fannie Mae for approximately $26.1 million of the acquisition price at a fixed rate of 4.69% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective March 1, 2012, the Company closed the Granbury Transaction for approximately $7.0 million. The community consists of 82 assisted living units. The Company incurred approximately $0.2 million in trans-

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

action costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing through Fannie Mae for approximately $5.4 million of the acquisition price at a fixed rate of 4.38% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

As a result of these acquisitions, during fiscal 2012 the Company recorded additions to property and equipment of approximately $170.3 million and other assets, primarily consisting of in-place lease intangibles, of approximately $22.9 million within the Company’s Consolidated Balance Sheets which will be depreciated or amortized over the estimated useful lives. The purchase accounting for the Harbor Court Transaction and Montclair Transaction is preliminary as it is subject to final valuation adjustments,

During fiscal 2012, these acquisitions generated $18.2 million of revenue and $(4.5) million of losses before income taxes which are included in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income from the dates of acquisition. Losses before income taxes primarily result from the amortization of in-place lease intangibles associated with these acquisitions during fiscal 2012. The unaudited pro forma combined results of operations have been prepared as if the acquisitions had occurred on January 1, 2011, as follows (in thousands):

	December 31,
	2012	2011
Total revenues	$339,606	$309,786
Income (loss) before income taxes	$10,499	$(14,192)

The unaudited pro forma consolidated amounts are presented for informational purposes only and do not necessarily reflect the results of operations of the Company that would have actually resulted had the acquisitions occurred on January 1, 2011.

Fiscal 2011

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

Effective July 29, 2011, the Company closed the Keystone Woods and Wynnfield Crossing Transaction for $16.0 million. These communities consist of 109 assisted living units. The Company incurred approximately $0.3 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing through Fannie Mae on July 29, 2011, for $6.75 million of the acquis-

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ition price for the property located in Rochester, Indiana, at a fixed rate of 5.69% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources. The Company obtained financing through Fannie Mae on September 27, 2011, for $4.8 million of the acquisition price for the property located in Anderson, Indiana, at a fixed rate of 4.97% with a 10-year term with the balance being paid from the Company’s existing cash resources.

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

As a result of these acquisitions, during fiscal 2011 the Company recorded additions to property and equipment, net, of $75.1 million and other assets, net, primarily consisting of in-place lease intangibles, of $8.3 million within the Consolidated Balance Sheet which will be depreciated or amortized over the estimated useful lives.

6.	Property and Equipment

Property and equipment consists of the following (in thousands):

		December 31,
	Asset Lives	2012	2011
Land		$39,599	$22,925
Land improvements	5 to 20 years	7,256	3,253
Buildings and building improvements	10 to 40 years	551,633	400,656
Furniture and equipment	5 to 10 years	26,121	20,371
Automobiles	5 to 7 years	2,616	1,874
Leasehold improvements	(1)	29,170	25,395
Construction in progress	(2)	367	565

		656,762	475,039
Less accumulated depreciation and amortization.		129,603	109,580

Property and equipment, net		$527,159	$365,459

(1)	Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining lease term.

(2)	Construction in progress at December 31, 2012, includes $0.3 million of capitalized computer software development costs.

Furniture and equipment includes $2.3 million of capitalized computer software development costs at December 31, 2012 and 2011, of which $2.2 million and $1.7 million has been amortized and is included as a component of accumulated depreciation and amortization at December 31, 2012 and 2011, respectively. Automobiles include $0.1 million and $0.2 million of assets under capital lease at December 31, 2012 and 2011, respectively, of which $35,000 and $34,000 has been amortized and is included as a component of accumulated depreciation and amortization at December 31, 2012 and 2011, respectively.

Property and equipment includes $32.4 million of assets under capital lease in connection with the Ventas Lease Transaction, of which $10.9 million has been amortized and is included as a component of accumulated depreciation and amortization at December 31, 2012. For additional information, refer to Note 4, “Facility Lease Transactions.”

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2012	2011
Deferred loan costs, net	$4,016	$2,412
Deferred lease costs, net	11,839	3,667
Security and other deposits	10,673	13,560
In-place lease intangibles, net	14,163	5,542
Other	2,226	3,835

	$42,917	$29,016

In connection with the Company’s acquisitions and Ventas Lease Transaction, subject to final valuation adjustments, the Company recorded additions to in-place lease intangibles in order to reflect the value associated with the resident operating leases acquired. In-place lease intangibles are being amortized over the estimated remaining useful life of the respective resident operating leases. The value of in-place leases includes lost revenue that would be realized if the resident operating leases were to be replaced by the Company. At December 31, 2012 and 2011, the Company had gross in-place lease intangibles of $33.3 million and $10.3 million, respectively. Accumulated amortization was $19.1 million and $4.8 million at December 31, 2012 and 2011, respectively. The unamortized balance at December 31, 2012, is expected to be fully amortized during fiscal 2013.

In connection with the Ventas Lease Transaction, the Company recorded additions to deferred lease costs of approximately $8.3 million in order to reflect the value attributable to Ventas deferring its right to reset the underlying values of the lease portfolio five years until fiscal 2020. For additional information, refer to Note 4, “Facility Lease Transactions.” Accumulated amortization was $0.5 million at December 31, 2012. Amortization expense is expected to be $1.0 million in each of the next five fiscal years.

8.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2012	2011
Accrued salaries, bonuses and related expenses	$7,529	$5,508
Accrued property taxes	11,311	8,941
Accrued interest	1,503	1,150
Accrued health claims and workers comp	1,822	1,327
Accrued professional fees	572	618
Other	1,708	1,542

	$24,445	$19,086

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Notes Payable

Notes payable consists of the following (in thousands):

Lender	Average Monthly Payment	Net Book Value Of Collateral(1)	Interest Rate		Maturity Date	Notes Payable December 31,
						2012	2011
Freddie Mac	$728	$167,351	6.29%		July 2015	$96,433	$98,920
Freddie Mac	101	83,772	4.39		July 2015	20,068	—
Freddie Mac	60	7,080	5.75		April 2017	8,837	9,031
Fannie Mae	178	43,390	5.91		June 2017	27,809	28,261
Fannie Mae	78	16,798	5.69		August 2021	13,281	13,447
Fannie Mae	26	5,972	4.97		October 2021	4,729	4,797
Fannie Mae	101	23,172	4.92		October 2021	18,685	18,956
Fannie Mae	117	26,029	4.92		November 2021	21,723	22,036
Fannie Mae	27	5,960	4.38		March 2022	5,312	—
Fannie Mae	60	13,363	4.76		April 2022	11,364	—
Fannie Mae	135	30,077	4.69		April 2022	25,851	—
Fannie Mae	60	17,311	4.48		May 2022	11,735	—
Fannie Mae	144	36,115	4.34		November 2022	28,920	—
Fannie Mae	33	7,826	4.50		November 2022	6,417	—
Fannie Mae	84	19,683	4.32		January 2023	16,995	—
Fannie Mae	39	9,685	4.58		January 2023	7,577	—
Fannie Mae	28	32,772	4.47		June 2017	5,557	—
Berkadia	46	14,378		(3)	November 2013	11,550	—
Berkadia	108	19,824	5.46		August 2015	14,784	33,815
HUD	16	5,849	4.48		September 2045	3,233	—
TCF	1	10	7.55		January 2014	7	12
Insurance Financing	122	—	2.95		February 2012	—	242
Insurance Financing	44	—	2.87		October 2012	—	436
Insurance Financing	216	—	2.26		March 2013	644	3,183
Insurance Financing	118		2.60		May 2013	585	—
Insurance Financing	56		2.33		September 2013	500	—

	$2,726		5.27	%(2)		362,596	233,136

Less current portion						20,230	8,196

						$342,366	$224,940

(1)	46 of the facilities owned by the Company are encumbered by mortgage debt and are provided as collateral under their respective loan agreements.

(2)	Weighted average interest rate on current fixed interest rate debt outstanding.

(3)	Variable interest rate of LIBOR plus 4.5% which was 4.75% at December 31, 2012. On March 7, 2013, the Company obtained long-term fixed rate financing to replace this loan from Fannie Mae at a fixed rate of 4.66% with a 10-year term.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate scheduled maturities of notes payable at December 31, 2012, are as follows (in thousands):

2013	20,230
2014	7,381
2015	127,968
2016	4,036
2017	42,073
Thereafter	160,908

$362,596

On December 28, 2012, the Company obtained approximately $6.4 million of mortgage debt on one senior living community from Fannie Mae. The new mortgage loan has a ten-year term with a 4.5% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over ten years.

On December 21, 2012, the Company obtained approximately $7.6 million of mortgage debt on one senior living community from Fannie Mae. The new mortgage loan has a ten-year term with a 4.58% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which is being amortized over ten years.

On December 20, 2012, the Company obtained approximately $17.0 million of mortgage debt on one senior living community from Fannie Mae. The new mortgage loan has a ten-year term with a 4.32% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which is being amortized over ten years.

On October 23, 2012, the Company obtained approximately $2.6 million of mortgage debt on one senior living community from Fannie Mae. The new mortgage loan has a ten-year term with a 4.34% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over ten years.

On October 23, 2012, in conjunction with the acquisition of one senior living community, the Company obtained interim financing from Berkadia for approximately $6.4 million at a variable interest rate of LIBOR plus 4.5% with a maturity date of February 10, 2013. The Company incurred approximately $42,000 in deferred financing costs related to this loan, which is being amortized over the initial loan term. The Company obtained long-term fixed rate financing from Fannie Mae on December 28, 2012, to replace this loan.

On October 23, 2012, in conjunction with the acquisition of one senior living community, the Company obtained interim financing from Berkadia for approximately $11.6 million at a variable interest rate of LIBOR plus 4.5% with a maturity date of November 10, 2013. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which is being amortized over the initial loan term. The Company obtained long-term fixed rate financing from Fannie Mae on March 7, 2013, to replace this loan at a fixed rate of 4.66% with a 10-year term.

On October 23, 2012, the Company obtained approximately $26.4 million of mortgage debt on four senior living communities from Fannie Mae. The new mortgage loans are cross-collateralized and cross-defaulted with each other and with the $2.6 million mortgage loan from Fannie Mae that closed on October 23, 2012, and each have a ten-year term with interest rates fixed at 4.34% and the principal amortized over a 30-year term. The Company incurred approximately $0.4 million in deferred financing costs related to these loans, which is being amortized over ten years.

On October 17, 2012, the Company assumed approximately $3.2 million of mortgage debt on one senior living community originated by HUD. The mortgage loan has a remaining term of approximately 33-years with a 4.48% fixed interest rate.

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

On June 21, 2012, the Company completed supplemental financing of approximately $20.2 million from Freddie Mac at a fixed rate of 4.39% on eight communities with existing mortgage debt maturing in July 2015. The supplemental loans are cross-collateralized and cross-defaulted with each other and with the original mortgage debt. The Company incurred approximately $0.6 million in deferred financing costs related to these loans, which is being amortized over the remaining loan terms.

On May 31, 2012, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $1.4 million. The finance agreement has a fixed interest rate of 2.6% with principal being repaid over an 11-month term.

On April 30, 2012, the Company obtained approximately $11.8 million of mortgage debt on one senior living community from Fannie Mae. The new mortgage loan has a ten-year term with a 4.48% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over ten years.

On March 30, 2012, the Company obtained approximately $11.5 million of mortgage debt on one senior living community from Fannie Mae. The new mortgage loan has a ten-year term with a 4.76% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to these loans, which is being amortized over ten years.

On March 30, 2012, the Company obtained approximately $26.1 million of mortgage debt on four senior living communities from Fannie Mae. The new mortgage loans are cross-collateralized and cross-defaulted and each have a ten-year term with interest rates fixed at 4.69% and the principal amortized over a 30-year term. The Company incurred approximately $0.3 million in deferred financing costs related to these loans, which is being amortized over ten years.

On March 8, 2012, the Company completed supplemental financing of approximately $5.6 million from Fannie Mae at a fixed rate of 4.47% on three communities with existing mortgage debt maturing in June 2017. The supplemental loans are cross-collateralized and cross-defaulted with each other and with the original mortgage debt. The Company incurred approximately $0.2 million in deferred financing costs related to these loans, which is being amortized over the remaining loan terms.

On March 1, 2012, the Company obtained approximately $5.4 million of mortgage debt on one senior living community from Fannie Mae. The new mortgage loan has a ten-year term and a 4.38% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to these loans, which is being amortized over ten years.

On December 1, 2011, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $3.5 million. The finance agreement has a fixed interest rate of 2.264% with principal being repaid over a 15-month term.

On October 19, 2011, the Company obtained approximately $22.1 million of mortgage debt on three senior living communities from Fannie Mae. The new mortgage loans are cross-collateralized and cross-defaulted and each have a ten-year term with interest rates fixed at 4.92% and the principal amortized over a 30-year term. The Company incurred approximately $0.3 million in deferred financing costs related to these loans, which is being amortized over ten years.

On September 27, 2011, the Company obtained approximately $23.8 million of mortgage debt on two senior living communities from Fannie Mae. The new mortgage loans each have a ten-year term with interest rates fixed at 4.92% for approximately $19.0 million of the mortgage debt and 4.97% for approximately $4.8 million of the

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mortgage debt and with the principal amortized over a 30-year term on each loan. The $4.8 million mortgage loan is cross-collateralized and cross-defaulted with the mortgage loans obtained by the Company with Fannie Mae on July 29, 2011. The Company incurred approximately $0.3 million in deferred financing costs related to these loans, which is being amortized over ten years.

On August 1, 2011, in conjunction with the acquisition of one senior living community, the Company obtained interim financing from KeyBank for approximately $19.0 million at a variable interest rate of LIBOR plus 2.25% with a maturity date of December 31, 2011. The Company obtained long-term fixed rate financing from Fannie Mae on September 27, 2011, to replace this loan.

On July 29, 2011, the Company obtained approximately $13.5 million of mortgage debt on two senior living communities from Fannie Mae. The new mortgage loans each have a ten-year term with interest rates fixed at 5.69% and the principal amortized over a 30-year term. The loans are cross-collateralized and cross-defaulted with each other and with the $4.8 million mortgage loan obtained by the Company from Fannie Mae on September 27, 2011. The Company incurred approximately $0.2 million in deferred financing costs related to these loans, which is being amortized over ten years. In conjunction with the acquisition of these senior living communities the Company assumed approximately $0.1 million in promissory notes for three vehicles that are used for transportation of employees and residents. The blended interest rate is 7.55% and the outstanding balance has been included within the Company’s Consolidated Balance Sheets as a component of notes payable.

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

The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At December 31, 2012 and 2011, these communities carried a total net book value of $469.8 million and $339.4 million, respectively, with total mortgage loans outstanding of $360.9 million and $229.3 million, respectively.

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the life of the notes. At December 31, 2012 and 2011, the Company had gross deferred loan costs of $6.2 million and $4.3 million, respectively. Accumulated amortization was $2.2 million and $1.9 million at December 31, 2012 and 2011, respectively. Amortization expense is expected to be $1.1 million in each of the next five fiscal years.

The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of certain promissory notes. The Company was in compliance with all of its debt covenants at December 31, 2012 and 2011.

10.	Equity

Preferred Stock

The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Board without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of December 31, 2012 and 2011.

Share Repurchases

On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. Shares of stock repurchased under the program will be held as treasury shares. Pursuant to this authorization, during fiscal 2009, the Company purchased 349,800 shares at an average cost of $2.67 per share for a total cost to the Company of approximately $0.9 million. All such purchases were made in open market transactions. The Company did not purchase any shares of its common stock pursuant to the Company’s share repurchase program during fiscal 2012 or 2011.

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

A summary of the Company’s stock option activity and related information for the years ended December 31, 2012, 2011, and 2010 is presented below:

	Outstanding at Beginning of Year	Granted	Exercised	Forfeited	Outstanding End of Year	Options Exercisable
December 31, 2012
Shares	285,100	—	19,170	—	265,930	265,930
Weighted average price	$6.28	$—	$6.36	$—	$6.28	$6.28
December 31, 2011
Shares	516,334	—	231,234	—	285,100	285,100
Weighted average price	$4.44	$—	$2.17	$—	$6.28	$6.28
December 31, 2010
Shares	642,120	—	99,752	26,034	516,334	516,334
Weighted average price	$4.34	$—	$3.58	$5.21	$4.44	$4.44

The options outstanding and the options exercisable at December 31, 2012, 2011, and 2010, had an aggregate intrinsic value of $3.3 million, $0.5 million, and $1.2 million, respectively. All stock options outstanding are fully vested.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information relating to the Company’s options outstanding and options exercisable as of December 31, 2012.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at End of Year	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at End of Year	Weighted Average Exercise Price
$3.02	3,000	0.39	$3.02	3,000	$3.02
$3.37	4,000	0.33	$3.37	4,000	$3.37
$4.50	1,000	1.58	$4.50	1,000	$4.50
$4.85	6,000	1.38	$4.85	6,000	$4.85
$5.90	6,000	2.36	$5.90	6,000	$5.90
$6.30	239,930	0.92	$6.30	239,930	$6.30
$10.97	6,000	3.35	$10.97	6,000	$10.97

$3.02 to $10.97	265,930	1.01	$6.28	265,930	$6.28

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

The Company recognizes compensation expense of a restricted stock award over its respective vesting or performance period based on the fair value of the award on the grant date, net of forfeitures. A summary of the Company’s restricted common stock awards activity and related information for the year ended December 31, 2012, is presented below:

	Outstanding at Beginning of Year	Issued	Vested	Forfeited	Outstanding End of Year
December 31, 2012
Shares	626,442	508,191	323,415	8,000	803,218
December 31, 2011
Shares	449,893	400,580	207,961	16,070	626,442
December 31, 2010
Shares	649,207	59,000	236,742	21,572	449,893

The restricted stock outstanding at December 31, 2012, 2011, and 2010, had an aggregate intrinsic value of $15.0 million, $5.0 million, and $3.0 million, respectively.

During fiscal 2012, the Company awarded 508,191 shares of restricted common stock to certain employees and directors of the Company. The average market value of the common stock on the date of grant was $9.20. These awards of restricted shares vest over a one to four-year period and had an intrinsic value of $4.2 million on the date of issue.

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

The Company has total stock-based compensation expense, net of estimated forfeitures, of $4.3 million not recognized for the year ended December 31, 2012, and expects this expense to be recognized over approximately a one to four-year period.

12.	Income Taxes

The (benefit) provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$574	$3,441	$(1,184)
State	1,927	1,739	383
Deferred:
Federal	(2,613)	(1,791)	3,327
State	(919)	(890)	895

	$(1,031)	$2,499	$3,421

The (benefit) provision for income taxes differed from the amounts of income tax (benefit) provision determined by applying the U.S. federal statutory income tax rate to income before (benefit) provision for income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Tax (benefit) provision at federal statutory rates	$(1,397)	$1,878	$2,610
State income tax expense, net of federal effects	641	489	844
Federal and state income tax return true up	(122)	47	(40)
State effective rate changes	36	71	—
Other	(189)	14	7

	$(1,031)	$2,499	$3,421

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s deferred tax assets and liabilities, are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Deferred gains on sale/leaseback transactions	$9,915	$12,742
Depreciation and amortization	—	181
Net operating loss carryforward (expiring up to 2032)	2,787	1,155
Compensation costs	818	792
Investments in unconsolidated joint ventures	541	1,936
Other	1,555	1,462

Total deferred tax assets	15,616	18,268
Deferred tax liabilities:
Depreciation and amortization	4,823	11,007

Total deferred tax assets, net	$10,793	$7,261

Current deferred tax assets, net	$1,443	$1,479
Long-term deferred tax assets, net	9,350	5,782

Total deferred tax assets, net	$10,793	$7,261

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

As of December 31, 2012, the Company has federal and state net operating loss carryforwards of $2.2 million and $24.1 million and related deferred tax assets of $0.8 million and $2.0 million, respectively. The Company is generally no longer subject to federal and state tax audits for years before 2006.

13.	Employee Benefit Plans

The Company has a 401(k) salary deferral plan (the “Plan”) in which all employees of the Company meeting minimum service and age requirements are eligible to participate. Contributions to the Plan are in the form of employee salary deferrals, which are subject to employer matching contributions of up to 2% of the employee’s annual salary. The Company’s contributions are funded semi-monthly to the Plan administrator. Matching contributions of $0.4 million were contributed to the Plan annually in fiscal 2012, 2011, and 2010. The Company incurred administrative expenses related to the Plan of $14,500, $14,200, and $13,750 in fiscal 2012, 2011, and 2010, respectively.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Fair Value of Financial Instruments

The carrying amounts and fair values of financial instruments at December 31, 2012 and 2011 are as follows (in thousands):

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$18,737	$18,737	$22,283	$22,283
Restricted cash	10,179	10,179	9,102	9,102
Notes payable	362,596	378,459	233,136	237,536

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

16.	Investments in Unconsolidated Joint Ventures

The Company’s investments in unconsolidated joint ventures consist of the following (in thousands):

	December 31,
	2012	2011
SHPIII/CSL Miami member interest	$16	$—
SHPIII/CSL Richmond Heights member interest	570	573
SHPIII/CSL Levis Commons member interest	488	497

	$1,074	$1,070

SHPIII/CSL Miami:    In May 2007, the Company and SHPIII entered into SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 101 independent living units and 45 assisted living units with a capacity of 196 residents and opened in August 2008. The Company contributed $0.8 million to SHPIII/CSL Miami for its 10% interest. The Company accounts for its investment in SHPIII/CSL Miami under the equity method of accounting and the Company recognized losses in the equity of SHPIII/CSL Miami of $(0.2) million, $(0.7) million, and $(0.4) million in fiscal 2012, 2011, and 2010, respectively. The Company earned $0.2 million in management fees on the community in each of fiscal 2012, 2011, and 2010.

SHPIII/CSL Richmond Heights:    In November 2007, the Company and SHPIII entered into SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 96 independent living units and 45 assisted living units with a capacity of 197 residents and opened in April 2009. The Company contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest. The Company accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting and the Company recognized earnings (losses) in the

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity of SHPIII/CSL Richmond Heights of $19,000, $(44,000), and $(0.1) million in fiscal 2012, 2011, and 2010, respectively. The Company earned $0.3 million, $0.2 million, and $0.1 million in management fees on the community in fiscal 2012, 2011, and 2010, respectively.

SHPIII/CSL Levis Commons:    In December 2007, the Company and SHPIII entered into SHPIII/CSL Levis Commons to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 101 independent living units and 45 assisted living units with a capacity of 197 residents and opened in April 2009. The Company has contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest. The Company accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting and the Company recognized losses in the equity of SHPIII/CSL Levis Commons of $(9,000) in fiscal 2012 and $(0.1) million in each of fiscal 2011 and 2010. The Company earned $0.2 million in management fees on the community in each of fiscal 2012, 2011, and 2010.

Combined summarized financial information of the unconsolidated joint ventures in which the Company had a member interest at December 31, 2012, is as follows (in thousands):

Statement of Operations Data

	December 31,
	2012	2011	2010
Total revenues	$13,483	$10,686	$6,550
Expenses:
Operating expenses	9,364	8,772	7,219
Depreciation and amortization	1,676	1,661	1,653
Interest expense	2,466	2,382	952
Other expenses	331	98	70

Total expenses	13,837	12,913	9,894

Net loss	$(354)	$(2,227)	$(3,344)

Balance Sheet Data

	December 31,
	2012	2011
Total Current Assets	$2,558	$1,627
Property and equipment, net	55,567	57,065
Other assets	131	274

Total assets	$58,256	$58,966

Current liabilities	$2,677	$2,704
Notes payable, net of current portion	41,236	41,906
Members’ equity:
Invested capital	25,993	25,652
Cumulative net loss	(11,650)	(11,296)

Total members’ equity	14,343	14,356

Total liabilities and members’ equity	$58,256	$58,966

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Allowance for Doubtful Accounts

The components of the allowance for doubtful accounts are as follows (in thousands):

	December 31,
	2012	2011	2010
Balance at beginning of year	$1,705	$1,607	$1,573
Provision for bad debts, net of recoveries	749	287	173
Write-offs and other	(629)	(189)	(139)

Balance at end of year	$1,825	$1,705	$1,607

18.	Leases

The Company currently leases 50 senior living communities with certain REITs. The lease terms are generally for 10-15 years with renewal options for 5-20 years at the Company’s option. Under these lease agreements the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes.

As of December 31, 2012, the Company leased 11 senior living facilities from Ventas. During the second quarter of fiscal 2012, the Company closed the Ventas Lease Transaction which resulted in modification to the Ventas Lease Agreements. All of the leased communities in the Ventas lease portfolio were modified to be coterminous expiring on September 30, 2020, with two five-year renewal extensions available at the Company’s option. The initial lease rate under each of the Ventas Lease Agreements range from 6.75% to 8% and are subject to certain conditional escalation clauses which will be recognized when probable or incurred. The Company incurred $3.0 million in lease acquisition costs related to the Ventas Lease Agreements. These deferred lease acquisition costs are being amortized over the lease terms and are included in facility lease expense in the Company’s Consolidated Statement of Operations and Comprehensive (Loss) Income. The Company accounts for nine of the Ventas Lease Agreements as an operating lease and two as a Capital lease and financing obligation.

As of December 31, 2012, the Company leased 15 senior living facilities from HCP. The HCP Lease Agreements each have an initial term of ten years, with two 10-year renewal extensions available at the Company’s option. The initial lease rate under the HCP Lease Agreements range from 7.25% to 8% and are subject to certain conditional escalation clauses, which will be recognized when probable or incurred. The initial terms on the HCP Lease Agreements expire on various dates through October 2018. The Company incurred $1.5 million in lease acquisition costs related to the HCP Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 10-year lease terms and are included in facility lease expense in the Company’s Consolidated Statement of Operations and Comprehensive (Loss) Income. The Company accounts for each of the HCP Lease Agreements as an operating lease.

As of December 31, 2012, the Company leased 24 senior living facilities from HCN. The HCN Lease Agreements each have an initial term of 15 years, with one 15-year renewal extension available at the Company’s option. The initial lease rate under the HCN Lease Agreements range from 7.25% to 8.5% and are subject to certain conditional escalation clauses, which will be recognized when probable or incurred. The initial terms on the HCN Lease Agreements expire on various dates through April 2026. The Company incurred $2.1 million in lease acquisition costs related to the HCN Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 15-year lease terms and are included in facility lease expense in the Company’s Consolidated Statement of Operations and Comprehensive (Loss) Income. The Company accounts for each of the HCN Lease Agreements as an operating lease.

At December 31, 2012 and 2011, the Company had gross deferred lease costs of $6.6 million and $5.9 million, respectively. Accumulated amortization at December 31, 2012 and 2011 was $2.6 million and $2.2 million, respectively. Amortization expense is expected to be approximately $0.5 million in each of the next five fiscal years.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company leases its corporate headquarters in Dallas, Texas, and an office in New York City and has various lease contracts for a duration of 5 years or less on automobiles, buses and office equipment. The lease on the corporate headquarters currently expires on September 30, 2020.

On September 10, 2010, in conjunction with the Signature Transaction, a non-cancelable lease that expires in 2013 for ten 12-passenger Ford Minibuses used to transport residents of the communities was transferred from Signature to the Company. The lease is classified as a capital lease because it contains a bargain purchase option, which resulted in the Company recording a Capital Lease Obligation for $0.2 million of which $0.1 million remained outstanding at December 31, 2012.

The Company incurred $58.5 million, $55.1 million, and $37.5 million in lease expense during fiscal 2012, 2011, and 2010, respectively. Future minimum lease commitments as of December 31, 2012, are as follows (in thousands):

2013	$60,231
2014	59,833
2015	59,751
2016	57,054
2017	55,686
Thereafter	269,714

$562,269

There are various financial covenants and other restrictions in our lease agreements. Under the terms of certain lease agreements, the Company had previously deposited additional cash collateral of approximately $3.4 million with a certain landlord which was returnable to the Company once certain performance targets were reached. However, the Company negotiated a lease modification with this landlord during the second quarter of fiscal 2012 and all of the additional cash collateral was returned to the Company. For additional information, refer to Note 4, “Facility Lease Transactions.” The Company was in compliance with all lease covenants at December 31, 2012.

19.	Subsequent Events

On March 6, 2013, the Company awarded 192,125 shares of restricted common stock to certain employees of the Company. The market value of the common stock on the date of grant was $4.6 million. These restricted shares vest ratably over a three-year period.

Effective March 7, 2013, the Company closed the acquisition of one senior living community located in Elkhorn, Nebraska, for $6.6 million. The community consists of 64 assisted living units. The Company obtained financing through Fannie Mae for $4.0 million of the acquisition price at a fixed rate of 4.66% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources. The Company has not yet completed its initial purchase price allocation for this transaction.

On March 7, 2013, the Company obtained long-term fixed rate financing of $12.4 million to replace the $11.6 million Berkadia interim loan associated with the Country Charm and Woodlands Transaction from Fannie Mae at a fixed rate of 4.66% with a 10-year term.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Capital Senior Living Corporation

We have audited Capital Senior Living Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Capital Senior Living Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Capital Senior Living Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital Senior Living Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated March 8, 2013, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Dallas, Texas

March 8, 2013

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

Second Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 6, 2013.)

4.1	—	1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation, as amended (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on December 3, 1999, by the Company with Securities and Exchange Commission.)

4.2	—	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

4.3	—	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

4.4	—	Rights Agreement, dated as of February 25, 2010, by and between Capital Senior Living Corporation and Mellon Investor Services LLC, including all exhibits thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 25, 2010).

4.5	—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock, par value $0.01 per share (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K on February 25, 2010).

4.6	—	Form of Right Certificate (included as Exhibit B to the Rights Agreement, which is Exhibit 4.4 hereto).

4.7	—	Form of Summary of Rights (included as Exhibit C to the Rights Agreement, which is Exhibit 4.4 hereto).

4.8	—	First Amendment to Rights Agreement, dated as of March 5, 2013, by and between the Company and Computershare Shareowner Services LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 6, 2013.)

Exhibit Number		Description

10.1	—	1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation, as amended (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on December 3, 1999, by the Company with Securities and Exchange Commission.)

10.1.1	—	Form of Stock Option Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed on December 3, 1999, by the Company with Securities and Exchange Commission.)

10.2	—	Employment Agreement, dated as of November 1, 1996, by and between Capital Senior Living Corporation and Lawrence A. Cohen (Incorporated by reference to Exhibit 10.11 from the Registration Statement No. 333-33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.)

10.3	—	Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and David R. Brickman (Incorporated by reference to Exhibit 10.12 to the Registration Statement No. 333-33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.)

10.4	—	Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and Keith N. Johannessen (Incorporated by reference to Exhibit 10.13 from the Registration Statement No. 333-33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.

10.5	—	Agreement of Limited Partnership of Triad Senior Living II, L.P. dated September 23, 1998 (Incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.)

10.6	—	Agreement of Limited Partnership of Triad Senior Living III, L.P. dated November 10, 1998 (Incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.)

10.7	—	Agreement of Limited Partnership of Triad Senior Living IV, L.P. dated December 22, 1998 (Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.)

10.8	—	Employment Agreement, dated May 26, 1999, by and between Lawrence A. Cohen and Capital Senior Living Corporation (Incorporated by reference to the Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

10.9	—	Employment Agreement, dated May 25, 1999, by and between Ralph A. Beattie and Capital Senior Living Corporation (Incorporated by reference to the Exhibit 10.76 to the Company’s Annual Report on Form 10-K, dated March 30, 2000, filed by the Company with the Securities and Exchange Commission.)

10.10	—	Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, L.P. (Incorporated by reference to the Exhibit 10.78 to the Company’s Annual Report on Form 10-K, dated March 30, 2000, filed by the Company with the Securities and Exchange Commission.)

10.10.1	—	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, LP. (Incorporated by reference to the Exhibit 10.10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed by the Company with the Securities and Exchange Commission.)

10.11	—	First Amendment to Triad II Partnership Agreement (Incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K, dated August 15, 2000, filed by the Company with the Securities and Exchange Commission.)

Exhibit Number		Description

10.12	—	Support Agreement dated as of September 11, 2002 by and between Capital Senior Living, Inc., Triad I, Triad II, Triad III, Triad IV and Triad V. (Incorporated by reference to Exhibit 10.102 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed by the Company with the Securities and Exchange Commission.)

10.13	—	Second Amendment to the Employment Agreement of Lawrence A. Cohen, dated January 27, 2003 by and between Lawrence A. Cohen and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.106 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.14	—	First Amendment to the Employment Agreement of Keith N. Johannessen, dated January 17, 2003 by and between Keith N. Johannessen and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.107 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.15	—	First Amendment to the Employment Agreement of Ralph A. Beattie, dated January 21, 2003 by and between Ralph A. Beattie and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.108 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.16	—	Second Amendment to the Employment Agreement of David R. Brickman, dated January 27, 2003 by and between David R. Brickman and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.109 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.17	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living I, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.110 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.17.1	—	Amended and Restated Draw Promissory Note (Fairfield), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.111.1 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.17.2	—	Amended and Restated Draw Promissory Note (Oklahoma City), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.111.2 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.17.3	—	Amended and Restated Draw Promissory Note (Plano), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.111.3 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.18	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living III, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.112 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.19	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living IV, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.113 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.20	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living V, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.114 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

Exhibit Number		Description

10.21	—	Form of Restricted Stock Award Under the 1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 10, 2005, filed by the Company with the Securities and Exchange Commission.)

10.22	—	Master Lease Agreement, dated June 30, 2005, between Ventas Amberleigh, LLC and Capital Senior Management 2, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, dated June 30, 2005, filed by the Company with the Securities and Exchange Commission on July 11, 2005.)

10.23	—	Schedule identifying substantially identical agreements to Exhibit 10.63 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, dated June 30, 2005, filed by the Company with the Securities and Exchange Commission on July 11, 2005.)

10.24	—	Loan Agreement, dated July 18, 2005, by Capital Senior Living Peoria, LLC and GMAC Commercial Mortgage Bank (Incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 18, 2005, filed by the Company with the Securities and Exchange Commission.)

10.25	—	Schedule identifying substantially identical agreements to Exhibit 10.65 (Incorporated by reference to the Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated July 18, 2005, filed by the Company with the Securities and Exchange Commission.)

10.26	—	Master Lease Agreement, dated October 18, 2005, between Ventas Georgetowne, LLC and Capital Senior Management 2, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 18, 2005, filed by the Company with the Securities and Exchange Commission.)

10.27	—	Contract of Acquisition, dated as of March 7, 2006, between Health Care Property Investors, Inc. and Capital Senior Living Properties 2 — Crosswood Oaks, Inc., Capital Senior Living Properties 2 — Tesson Heights, Inc. and Capital Senior Living Properties 2 — Veranda Club, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 7, 2006, filed by the Company with the Securities and Exchange Commission.)

10.28	—	Contract of Acquisition, dated as of March 7, 2006, between Texas HCP Holding, L.P. and Capital Senior Living Acquisition, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 7, 2006, filed by the Company with the Securities and Exchange Commission.)

10.29	—	Agreement of Purchase and Sale of Real Property, dated March 10, 2006, by and between Covenant Place of Abilene, Inc. and Capital Senior Living Acquisition, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 7, 2006, filed by the Company with the Securities and Exchange Commission.)

10.30	—	Schedule identifying substantially identical agreements to Exhibit 10.70 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 7, 2006, filed by the Company with the Securities and Exchange Commission.)

10.31	—	Master Lease Agreement, dated May 31, 2006, between subsidiaries of the Company and HCP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.)

10.32	—	Lease, dated May 31, 2006, between subsidiaries of the Company and HCP regarding the Crosswood Oaks Facility in Citrus Heights, California (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.)

10.33	—	Schedule identifying substantially identical agreements to Exhibit 10.73 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.)

Exhibit Number		Description

10.34	—	Multifamily Note, dated June 9, 2006, executed by Triad Senior Living II, L.P. in favor of Capmark. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on
Form 8-K, dated June 9, 2006, filed by the Company with the Securities and Exchange Commission.)

10.35	—	Schedule identifying substantially identical agreements to Exhibit 10.75 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 9, 2006, filed by the Company with the Securities and Exchange Commission.)

10.36	—	Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing, dated June 9, 2006, by Triad Senior Living II, L.P. to Ed Stout, as trustee, for the benefit of Capmark. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated June 9, 2006, filed by the Company with the Securities and Exchange Commission.)

10.37	—	Loan Agreement, dated June 20, 2006, by and between Triad Senior Living III, L.P. and Capmark Bank. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 20, 2006, filed by the Company with the Securities and Exchange Commission.)

10.38	—	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8, dated May 31, 2007, filed by the Company with the Securities and Exchange Commission.)

10.39	—	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8, dated May 31, 2007, filed by the Company with the Securities and Exchange Commission.)

10.40	—	Multifamily Note dated May 3, 2007 executed by Triad Senior Living III, L.P. in favor of Capmark Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.)

10.41	—	Schedule identifying substantially identical agreements to Exhibit 10.3 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.)

10.42	—	Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing dated May 3, 2007 by Triad Senior Living III, L.P. in favor of Chicago Title Insurance Company, as trustee for the benefit of Capmark Bank. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.)

10.43	—	Schedule identifying substantially identical agreements to Exhibit 10.5. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.)

10.44	—	Asset Purchase Agreement, dated December 21, 2007, by and among the sellers identified therein, Capital Senior Living Acquisition, LLC and Hearthstone Senior Services, L.P. (Incorporated by reference to the Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated December 28, 2007, filed by the Company with the Securities and Exchange Commission.)

10.45	—	Fourth Amendment to the Employment Agreement of Lawrence A. Cohen. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010.)

10.46	—	Second Amendment to the Employment Agreement of Keith N. Johannessen. (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010.)

10.47	—	Second Amendment to the Employment Agreement of Ralph A. Beattie. (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010.)

Exhibit Number		Description

10.48	—	Master Lease Agreement, dated as of September 10, 2010, between Capital Texas S, LLC and the Landlord parties thereto. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2010.)

10.49	—	Employment Agreement, dated July 22, 2010, by and between Capital Senior Living, Inc. and Joseph G. Solari (Incorporated by reference to the Exhibit 10.50 to the Company’s Annual Report on Form 10-K, dated March 12, 2012, filed by the Company with the Securities and Exchange Commission.)

*21.1	—	Subsidiaries of the Company

*23.1	—	Consent of Ernst & Young LLP

*31.1	—	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

*31.2	—	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

*32.1	—	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Ralph A. Beattie pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS§	—	XBRL Instance Document

101.SCH§	—	XBRL Taxonomy Extension Schema Document

101.CAL§	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB§	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	—	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF§	—	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

§	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.