Form 10-Q
period 2013-03-31
CAPITAL SENIOR LIVING CORP
filed 2013-05-08
CIK 1043000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 1, 2013, the Registrant had 28,646,573 outstanding shares of its Common Stock, $0.01 par value, per share.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,723	$18,737
Restricted cash	10,185	10,179
Accounts receivable, net	7,723	5,229
Accounts receivable from affiliates	393	753
Federal and state income taxes receivable	4,465	3,901
Deferred taxes	1,496	1,443
Property tax and insurance deposits	8,883	11,442
Prepaid expenses and other	2,466	4,758

Total current assets	53,334	56,442
Property and equipment, net	529,124	527,159
Deferred taxes	9,472	9,350
Investments in unconsolidated joint ventures	1,035	1,074
Other assets, net	37,842	42,917

Total assets	$630,807	$636,942

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,095	$6,978
Accounts payable to affiliates	—	2
Accrued expenses	22,965	24,445
Current portion of notes payable	7,881	20,230
Current portion of deferred income	7,706	8,193
Current portion of capital lease and financing obligations	828	766
Customer deposits	1,543	1,540

Total current liabilities	43,018	62,154
Deferred income	19,407	19,990
Capital lease and financing obligations, net of current portion	41,941	42,146
Other long-term liabilities	1,659	1,692
Notes payable, net of current portion	356,649	342,366
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares — 65,000; issued and outstanding shares 28,646 and 28,218 in 2013 and 2012, respectively	290	286
Additional paid-in capital	139,478	137,867
Retained earnings	29,299	31,375
Treasury stock, at cost — 350 shares	(934)	(934)

Total shareholders’ equity	168,133	168,594

Total liabilities and shareholders’ equity	$630,807	$636,942

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenues:
Resident and health care revenue	$84,775	$70,998
Affiliated management services revenue	185	154
Community reimbursement revenue	1,265	1,068

Total revenues	86,225	72,220
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	50,120	42,486
General and administrative expenses	4,922	3,777
Facility lease expense	14,270	13,495
Stock-based compensation expense	996	645
Depreciation and amortization expense	11,889	6,706
Community reimbursement expense	1,265	1,068

Total expenses	83,462	68,177

Income from operations	2,763	4,043
Other income (expense):
Interest income	104	26
Interest expense	(5,684)	(3,544)
Gain on disposition of assets, net	1	2
Equity in earnings (losses) of unconsolidated joint ventures, net	3	(137)
Other income	12	—

(Loss) Income before benefit (provision) for income taxes	(2,801)	390
Benefit (Provision) for income taxes	725	(247)

Net (loss) income	$(2,076)	$143

Per share data:
Basic net (loss) income per share	$(0.07)	$0.01

Diluted net (loss) income per share	$(0.07)	$0.01

Weighted average shares outstanding — basic	27,584	27,262

Weighted average shares outstanding — diluted	27,584	27,314

Comprehensive (loss) income	$(2,076)	$143

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net (loss) income	$(2,076)	$143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,889	6,706
Amortization of deferred financing charges	365	106
Amortization of deferred lease costs and lease intangibles	325	91
Deferred income	(1,070)	(747)
Deferred income taxes	(175)	(221)
Gain on disposition of assets, net	(1)	(2)
Equity in (earnings) losses of unconsolidated joint ventures, net	(3)	137
Provision for bad debts	20	189
Stock based compensation expense	996	645
Changes in operating assets and liabilities:
Accounts receivable	(2,514)	142
Accounts receivable from affiliates	360	97
Property tax and insurance deposits	2,559	2,413
Prepaid expenses and other	2,292	246
Other assets	(493)	345
Accounts payable	(4,885)	(822)
Accrued expenses	(1,480)	(1,562)
Federal and state income taxes receivable	(564)	504
Customer deposits	3	(28)

Net cash provided by operating activities	5,548	8,382
Investing Activities
Capital expenditures	(2,135)	(2,272)
Cash paid for acquisitions	(6,741)	(56,395)
Proceeds from disposition of assets	—	19
Contributions to joint ventures	—	(132)
Distributions from joint ventures	42	15

Net cash used in investing activities	(8,834)	(58,765)
Financing Activities
Proceeds from notes payable	16,381	48,571
Repayments of notes payable	(14,447)	(2,236)
Increase in restricted cash	(6)	(9)
Cash payments for capital lease obligations	(143)	(15)
Cash proceeds from the issuance of common stock	1,271	16
Excess tax benefits on stock options exercised	(652)	230
Deferred financing charges paid	(132)	(743)

Net cash provided by financing activities	2,272	45,814

Decrease in cash and cash equivalents	(1,014)	(4,569)
Cash and cash equivalents at beginning of period	18,737	22,283

Cash and cash equivalents at end of period	$17,723	$17,714

Supplemental Disclosures
Cash paid during the period for:
Interest	$5,150	$3,400

Income taxes	$23	$105

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

1. BASIS OF PRESENTATION

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operatesand manages senior living communities in geographically concentrated regions throughout the United States. As of March 31, 2013, the Company operated 102 senior living communities in 23 states with an aggregate capacity of approximately 13,700 residents, including 52 senior living communities which the Company either owned or in which the Company had an ownership interest and 50 senior living communities that the Company leased. As of March 31, 2013, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company accounts for significant investments in unconsolidated companies, in which the Company has significant influence, using the equity method of accounting.

The accompanying consolidated balance sheet, as of December 31, 2012, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2012, and the accompanying unaudited consolidated financial statements, as of and for the three month periods ended March 31, 2013 and 2012, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2013.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2013, results of operations for the three month periods ended March 31, 2013 and 2012, and cash flows for the three month periods ended March 31, 2013 and 2012. The results of operations for the three month period ended March 31, 2013, are not necessarily indicative of the results for the year ending December 31, 2013.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting. As of March 31, 2013, the Company owns member interests in three unconsolidated joint ventures. The Company has not consolidated these joint venture interests because the Company has concluded that the other member of each joint venture has substantive kick-out rights or substantive participating rights. Under the equity method of accounting, the Company records its investments in unconsolidated joint ventures at cost and adjusts such investments for its share of earnings and losses of the joint ventures.

Lease Accounting

The Company determines whether to account for its leases as either operating, capital or financing leases depending on the underlying terms of each lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of March 31, 2013, the Company leased 50 communities, 48 of which the Company classified as operating leases and two of which the Company classified as capital lease and financing obligations. The Company incurs lease acquisition costs and amortizes these costs over the term of the respective lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions and as such any related gains have been deferred and are being amortized over the respective lease term. Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at March 31, 3013.

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

Employee Health and Dental Benefits and Insurance Reserves

The Company offers certain full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior living communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred at March 31, 2013; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

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

Income Taxes

At March 31, 2013, the Company had recorded on its consolidated balance sheet net deferred tax assets of approximately $11.0 million. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rates for the first quarters of fiscal 2013 and 2012 differ from the statutory tax rates due to state income taxes and permanent tax differences. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. The Company consolidated 36 Texas communities in the first quarter of fiscal 2013 and 34 Texas communities in the first quarter of fiscal 2012 and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated future expectations of income and believes based upon this analysis that the realization of the net deferred tax assets is reasonably assured and therefore has not provided for a valuation allowance. However, the benefits of the net deferred tax assets might not be realized if actual results differ from expectations.

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

Net(Loss) Income Per Share

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2013	2012
Net (loss) income	$(2,076)	$143
Net loss (income) allocable to unvested restricted shares	66	(4)

Undistributed net (loss) income attributable to common shares	$(2,010)	$139

Weighted average shares outstanding – basic	27,584	27,262
Effects of dilutive securities:
Employee equity compensation plans	—	52

Weighted average shares outstanding – diluted	27,584	27,314

Basic net (loss) income per share	$(0.07)	$0.01

Diluted net (loss) income per share	$(0.07)	$0.01

Awards of unvested restricted stock representing approximately 897,000 and 828,000 shares were outstanding for the first quarters ended March 31, 2013 and 2012, respectively, and were included in the computation of allocable net (loss) income.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

3. TRANSACTIONS WITH AFFILIATES

SHPIII/CSL Miami

In May 2007, the Company with Senior Housing Partners III, L.P. (“SHPIII”) formed SHPIII/CSL Miami, L.L.C. (“SHPIII/CSL Miami”) to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The Company has contributed $0.8 million to SHPIII/CSL Miami for its 10% interest. The Company accounts for its investment in SHPIII/CSL Miami under the equity method of accounting and recognized losses in the equity of SHPIII/CSL Miami of ($1,000) and ($133,000) in the first three months ended March 31, 2013 and 2012, respectively. In addition, the Company earned $55,000 and $41,000 in management fees on the SHPIII/CSL Miami community during the first three months ended March 31, 2013 and 2012, respectively.

SHPIII/CSL Richmond Heights

In November 2007, the Company with SHPIII formed SHPIII/CSL Richmond Heights, L.L.C. (“SHPIII/CSL Richmond Heights”) to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The Company has contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest. The Company accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting and recognized earnings of $6,000 and $1,000 in the equity of SHPIII/CSL Richmond Heights in the first three months ended March 31, 2013 and 2012, respectively. In addition, the Company earned $70,000 and $61,000 in management fees on the SHPIII/CSL Richmond Heights community during the first three months ended March 31, 2013 and 2012, respectively.

SHPIII/CSL Levis Commons

In December 2007, the Company with SHPIII formed SHPIII/CSL Levis Commons, L.L.C. (“SHPIII/CSL Levis Commons”) to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The Company has contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest. The Company accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting and recognized losses in the equity of SHPIII/CSL Levis Commons of ($2,000) and ($6,000) in the first three months ended March 31, 2013 and 2012, respectively. In addition, the Company earned $60,000 and $53,000 in management fees on the SHPIII/CSL Levis Commons community during the first three months ended March 31, 2013 and 2012, respectively.

4. FACILITY LEASE TRANSACTIONS

Effective June 27, 2012, the Company closed a lease modification transaction with Ventas, Inc. (“Ventas”) which resulted in the Company exchanging two of its owned communities for one of the communities in the existing Ventas lease portfolio and simultaneously leasing back the two communities exchanged (the “Ventas Lease Transaction”). This transaction was the result of negotiations for a solution to the anticipation of the Company not meeting certain lease coverage ratio requirements for its lease portfolio of ten properties with Ventas. The two communities previously owned by the Company are located in East Lansing, Michigan (the “East Lansing Community”) and Raleigh, North Carolina (the “Raleigh Community”) and were exchanged for a community located in Merrillville, Indiana (the “Towne Centre Community”). All three communities continue to be operated by the Company. In conjunction with this transaction, Ventas assumed approximately $18.3 million of existing mortgage debt from Berkadia Commercial Mortgage LLC (“Berkadia”) and the Company received the Towne Centre Community unencumbered. All of the leased communities in the Ventas lease portfolio were modified to be coterminous with the East Lansing and Raleigh Community leases expiring on September 30, 2020, with two 5-year renewal extensions available at the Company’s option, eliminate property-level lease covenants, and contain substantially similar terms and conditions. These leases were re-evaluated by the Company at the modification date and continue to be treated as operating leases. Under the terms of the original lease agreements with Ventas, the Company had previously deposited additional cash collateral of approximately $3.4 million which was returnable to the Company once certain performance targets were reached. However, due to the rebalanced lease portfolio meeting the lease coverage ratio requirements, the Company negotiated the return of these deposits as a condition to the lease modification. Additionally, due to the extension of the lease terms for the Ventas lease portfolio to fiscal 2020, the rights of Ventas to reset the underlying values of the leased communities were deferred for five years.

Pursuant to Accounting Standards Codification (“ASC”) 840, Leases, the Company performed a sale/leaseback analysis to determine whether the East Lansing Community and Raleigh Community could be removed from its Consolidated Balance Sheets. Based upon the analysis performed, the Company concluded certain aspects of the lease modification would be considered forms of “continuing involvement” which precludes the Company from derecognizing these assets from its Consolidated Balance Sheets under sale/leaseback accounting criteria. Therefore, the Company recorded financing obligations equal to the fair market value of the communities exchanged and the mortgage debt assumed by Ventas. At the end of the lease term, including exercise of any renewal options, the net remaining financing obligation less the net carrying value of the leased assets will be recognized as a non-cash gain on sale of the East Lansing Community and Raleigh Community. Rental payments under these leases will not be reflected as a component of facility lease expense but will be recognized as a reduction of the financing obligation and interest expense based upon the Company’s incremental borrowing rate at the time the transaction was closed. As a result of this transaction, the Company recorded additions to property and equipment of approximately $13.2 million and other assets, primarily consisting of lease intangibles, of approximately $11.8 million within the Company’s Consolidated Balance Sheets, which will be depreciated or amortized over the estimated useful lives. The additions to property and equipment were reduced by approximately $4.9 million which represented the unamortized portion of the deferred gain previously recognized by the Company when the Towne Centre Community had been sold in fiscal 2006. Lease intangibles consist of the fair value of in-place leases associated with the Towne Centre Community and the fair value attributable to Ventas deferring its right to reset the underlying values of the lease portfolio five years until fiscal 2020.

5. ACQUISITIONS

Fiscal 2013

Effective March 7, 2013, the Company closed the acquisition of one senior living community located in Elkhorn, Nebraska, for $6.7 million (the “Elkhorn Transaction”). The community consists of 64 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing from Fannie Mae for $4.0 million of the acquisition price at a fixed rate of 4.66% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

As a result of this acquisition, for which the purchase accounting is preliminary as it is subject to final valuation adjustments, the Company recorded additions to property and equipment of approximately $6.0 million and other assets, primarily consisting of in-place lease intangibles, of approximately $0.7 million within the Company’s Consolidated Balance Sheets which will be depreciated or amortized over the estimated useful lives.

Fiscal 2012

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

Effective October 23, 2012, the Company closed the acquisition of six senior living communities located in Indiana and Ohio, for approximately $62.5 million (the “Country Charm and Woodlands Transaction”). The Company incurred approximately $0.3 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The communities consist of 440 assisted living units. The Company obtained financing for four of the communities from Fannie Mae for approximately $26.4 million of the acquisition price at a fixed rate of 4.34% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources. The Company obtained interim financing for the fifth community from Berkadia for $6.4 million of the acquisition price at a variable rate of LIBOR plus 4.5%, with the balance of the acquisition price paid from the Company’s existing cash resources. The Company obtained long-term fixed rate financing from Fannie Mae on December 28, 2012, for approximately $6.4 million to replace the Berkadia interim loan at a fixed rate of 4.5% with a 10-year term. Due to a recent expansion, the Company also obtained interim financing for the sixth community from Berkadia for $11.6 million of the acquisition price at a variable rate of LIBOR plus 4.5% which matures on November 10, 2013, with the balance of the acquisition price paid from the Company’s existing cash resources. The Company obtained long-term fixed rate financing to replace the $11.6 million Berkadia interim loan on March 7, 2013, from Fannie Mae at a fixed rate of 4.66% with a 10-year term.

Effective October 23, 2012, the Company closed the acquisition of one senior living community located in Batesville, Indiana, for approximately $4.0 million (the “Batesville Transaction”). The community consists of 41 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing from Fannie Mae for approximately $2.6 million of the acquisition price at a fixed rate of 4.34% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective October 17, 2012, the Company closed the acquisition of one senior living community located in Corpus Christi, Texas, for approximately $6.4 million. The property acquired is part of the five community Esperanza Transaction (as defined below). The community consists of 50 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company assumed mortgage debt originated by the U.S. Department of Housing and Urban Development (“HUD”) of approximately $3.2 million of the acquisition price at a fixed rate of 4.48% with approximately a 33-year remaining term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective April 30, 2012, the Company closed the acquisition of one senior living community located in Irving, Texas, for approximately $19.2 million (the “Remington Transaction”). The community consists of 128 independent living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing from Fannie Mae for approximately $11.8 million of the acquisition price at a fixed rate of 4.48% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective March 30, 2012, the Company closed the acquisition of one senior living community located in Jeffersonville, Indiana, for approximately $15.3 million (the “Riverbend Transaction”). The community consists of 97 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing from Fannie Mae for approximately $11.5 million of the acquisition price at a fixed rate of 4.76% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective March 30, 2012, the Company also closed the acquisition of four senior living communities located in Arlington, College Station, Conroe and Stephenville, Texas, for approximately $34.1 million. The four communities acquired are part of a five community portfolio (the “Esperanza Transaction”) with the fifth community located in Corpus Christi, Texas, which closed on October 17, 2012. The four communities acquired consist of 45 independent living units and 211 assisted living units. The Company incurred approximately $0.2 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing from Fannie Mae for approximately $26.1 million of the acquisition price at a fixed rate of 4.69% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective March 1, 2012, the Company closed the acquisition of a senior living community located in Granbury, Texas, for approximately $7.0 million (the “Granbury Transaction”). The community consists of 82 assisted living units. The Company incurred approximately $0.2 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing from Fannie Mae for approximately $5.4 million of the acquisition price at a fixed rate of 4.38% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

As a result of these acquisitions, during fiscal 2012 the Company recorded additions to property and equipment of approximately $170.3 million and other assets, primarily consisting of in-place lease intangibles, of approximately $22.9 million within the Company’s Consolidated Balance Sheets which will be depreciated or amortized over the estimated useful lives. The purchase accounting for the Harbor Court Transaction and Montclair Transaction is preliminary as it is subject to final valuation adjustments.

6. DEBT TRANSACTIONS

On March 7, 2013, the Company obtained approximately $4.0 million of mortgage debt on one senior living community from Fannie Mae. The new mortgage loan has a ten-year term with a 4.66% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over ten years.

On March 7, 2013, the Company obtained approximately $12.4 million of mortgage debt from Fannie Mae to replace the interim financing obtained from Berkadia on October 23, 2013. The new mortgage loan has a ten-year term with a 4.66% fixed interest rate and the principal amortized over a 30-year term and is cross-collateralized and cross-defaulted with the approximately $4 million mortgage loan that also closed on March 7, 2013. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which is being amortized over ten years.

On December 28, 2012, the Company obtained approximately $6.4 million of mortgage debt from Fannie Mae to replace the interim financing obtained from Berkadia on October 23, 2012. The new mortgage loan has a ten-year term with a 4.5% fixed interest rate and the principal amortized over a 30-year term and is cross-collateralized and cross-defaulted with the five Fannie Mae mortgage loans that closed on October 23, 2012. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over ten years.

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

On October 23, 2012, in conjunction with the acquisition of one senior living community, the Company obtained interim financing from Berkadia for approximately $6.4 million at a variable interest rate of LIBOR plus 4.5% with a maturity date of February 10, 2013. The Company incurred approximately $42,000 in deferred financing costs related to this loan, which is being amortized over the initial loan term. The Company obtained long-term fixed rate financing of $6.4 million from Fannie Mae on December 28, 2012, to replace this loan.

On October 23, 2012, in conjunction with the acquisition of one senior living community, the Company obtained interim financing from Berkadia for approximately $11.6 million at a variable interest rate of LIBOR plus 4.5% with a maturity date of November 10, 2013. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which is being amortized over the initial loan term. The Company obtained long-term fixed rate financing of $12.4 million from Fannie Mae on March 7, 2013, to replace this loan at a fixed rate of 4.66% with a 10-year term.

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

On March 8, 2012, the Company completed supplemental financing of approximately $5.6 million from Fannie Mae at a fixed rate of 4.47% on three communities with existing mortgage debt maturing in June 2017. The supplemental loans are cross-collateralized and cross-defaulted with the original mortgage debt. The Company incurred approximately $0.2 million in deferred financing costs related to these loans, which is being amortized over the remaining loan terms.

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

The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At March 31, 2013 and December 31, 2012, these communities carried a total net book value of approximately $472.1 million and $469.8 million, respectively, with total mortgage loans outstanding of approximately $364.0 million and $360.9 million, respectively.

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the life of the notes. At March 31, 2013 and December 31, 2012, the Company had gross deferred loan costs of approximately $6.2 million. Accumulated amortization was approximately $2.4 million and $2.2 million at March 31, 2013 and December 31, 2012, respectively.

The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of certain promissory notes. The Company was in compliance with all of its debt covenants at March 31, 2013 and December 31, 2012.

7. EQUITY

Preferred Stock

The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Board without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of March 31, 2013 and December 31, 2012.

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

On May 8, 2007, the Company’s stockholders approved the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (the “2007 Plan”), which provides for, among other things, the grant of restricted stock awards and stock options to purchase shares of the Company’s common stock. The 2007 Plan authorizes the Company to issue up to 2.6 million shares of common stock and the Company has reserved 0.6 million shares of common stock for future issuance pursuant to awards under the 2007 Plan. Effective May 8, 2007, the 1997 Omnibus Stock and Incentive Plan (as amended, the “1997 Plan”) was terminated and no additional shares will be granted under the 1997 Plan. The Company has reserved 0.4 million shares of common stock for future issuance upon the exercise of stock options that remain outstanding pursuant to the 1997 Plan.

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

A summary of the Company’s stock option activity and related information for the three-month period ended March 31, 2013, is presented below:

	Outstanding at Beginning of				Outstanding at	Options
	Period	Granted	Exercised	Forfeited	End of Period	Exercisable
Shares	265,930	—	97,660	—	168,270	168,270
Weighted average exercise price	$6.28	$—	$6.30	$—	$6.26	$6.26

The options outstanding and the options exercisable at March 31, 2013, each had an intrinsic value of $3.4 million.

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

The Company recognizes compensation expense of a restricted stock award over its respective vesting or performance period based on the fair value of the award on the grant date, net of forfeitures. A summary of the Company’s restricted stock awards activity and related information for the three-month period ended March 31, 2013, is presented below:

	Outstanding at				Outstanding at
	Beginning of Period	Issued	Vested	Forfeited	End of Period
Shares	803,218	337,625	235,990	7,396	897,457

The restricted stock outstanding at March 31, 2013, had an intrinsic value of $23.7 million.

During the three months ended March 31, 2013, the Company awarded 337,625 shares of restricted common stock to certain employees of the Company, of which 130,000 shares were subject to performance-based vesting conditions. The average market value of the common stock on the date of grant was $23.97. These awards of restricted stock vest over a one to four-year period and had an intrinsic value of $8.1 million on the date of issue.

Stock Based Compensation

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk free interest rate. The expected volatility used by the Company is based primarily on an analysis of historical prices of the Company’s common stock. The expected term of options granted is based primarily on historical exercise and vesting patterns on the Company’s outstanding stock options. The risk free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not currently plan to pay dividends on its common stock and therefore has used a dividend yield of zero in determining the fair value of its awards. The option forfeiture rate assumption used by the Company, which affects the expense recognized as opposed to the fair value of the awards, is based primarily on the Company’s historical option forfeiture patterns. The Company issued no stock options during each of the first quarters of fiscal 2013 and 2012. The Company recognizes compensation expense of a restricted stock award over its vesting period based on the fair value of the award on the grant date, net of estimated forfeitures.

The Company has total stock-based compensation expense, including estimated forfeitures, of $9.2 million, which was not recognized as of March 31, 2013, and expects this expense to be recognized over approximately a one to four-year period.

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

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of financial instruments at March 31, 2013, and December 31, 2012, are as follows (in thousands):

	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$17,723	$17,723	$18,737	$18,737
Restricted cash	10,185	10,185	10,179	10,179
Notes payable	364,530	364,410	362,596	378,459

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

Overview

The following discussion and analysis addresses (i) the Company’s results of operations for the three months ended March 31, 2013 and 2012, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

As of March 31, 2013, the Company operated 102 senior living communities in 23 states with an aggregate capacity of approximately 13,700 residents, including 49 senior living communities that the Company owned, three senior living communities in which the Company had an ownership interest, and 50 senior living communities that the Company leased. As of March 31, 2013, the Company also operated one home care agency.

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

The Company primarily derives its revenue by providing senior living and healthcare services to the elderly and operating senior living communities under joint venture arrangements. Improved operating results, recent acquisitions, and prudent expense management initiatives have fueled the Company’s growing profitability. When comparing the first quarter of fiscal 2013 to the first quarter of fiscal 2012, the Company generated total revenues of approximately $86.2 million compared to total revenues of approximately $72.2 million, respectively, representing an increase of approximately $14.0 million, or 19.4%, of which approximately 98.3% of these revenues consisted of senior living resident and healthcare services during each of these periods.

Effective March 7, 2013, the Company closed the acquisition of one senior living community located in Elkhorn, Nebraska, for $6.7 million. The community consists of 64 assisted living units. The Company obtained financing from Fannie Mae for $4.0 million of the acquisition price at a fixed rate of 4.66% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

On March 7, 2013, the Company obtained approximately $12.4 million of mortgage debt from Fannie Mae to replace the interim financing obtained from Berkadia on October 23, 2013. The new mortgage loan has a ten-year term with a 4.66% fixed interest rate and the principal amortized over a 30-year term.

Joint Venture Transactions and Management Contracts

As of March 31, 2013, the Company managed three communities owned by joint ventures in which the Company has a minority interest. For communities owned by joint ventures, the Company typically receives a management fee of 5% of gross revenues.

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

SHPIII Transactions

In May 2007, the Company and SHPIII formed SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community opened in August 2008 and currently consists of 97 independent living units and 49 assisted living units with a capacity of 196 residents. The Company contributed $0.8 million to SHPIII/CSL Miami for its 10% interest and accounts for its investment in SHPIII/CSL Miami under the equity method of accounting.

In November 2007, the Company and SHPIII formed SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community opened in April 2009 and currently consists of 61 independent living units and 80 assisted living units with a capacity of 197 residents. The Company has contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest and accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting.

In December 2007, the Company and SHPIII formed SHPIII/CSL Levis Commons to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community opened in April 2009 and currently consists of 90 independent living units and 56 assisted living units with a capacity of 197 residents. The Company has contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest and accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting.

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

Facility Lease Transactions

The Company currently leases 50 senior living communities from certain real estate investment trusts (“REITs”), 48 of which are accounted for as operating leases and two of which are accounted for as capital lease and financing obligations. The lease terms are generally for 10-15 years with renewal options for 5-20 years at the Company’s option. Under these agreements the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. The following table summarizes each of the Company’s lease agreements (dollars in millions):

Landlord	Date of Lease	Number of Communities	Value of Transaction	Term	Initial Lease Rate (1)	Lease Acquisition Costs (2)	Deferred Gains / Lease Concessions (3)
Ventas	September 30, 2005	6	$84.6	(4) (Two five-year renewals)	8%	$1.4	$4.6
Ventas	October 18, 2005	1	19.5	(4) (Two five-year renewals)	8%	0.2	—
Ventas	June 8, 2006	1	19.1	9.5 years (Two five-year renewals)	8%	0.4	—
Ventas	January 31, 2008	1	5.0	(4) (Two five-year renewals)	7.75%	0.2	—
Ventas	June 27, 2012	2	43.3	(4) (Two five-year renewals)	6.75	0.8	—
HCP	May 1, 2006	3	54.0	(5) (Two ten-year renewals)	8%	0.2	12.8
HCP	May 31, 2006	6	43.0	10 years (Two ten-year renewals)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	(5) (Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	(5) (Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	(5) (Two ten-year renewals)	7.25%	0.1	—
HCN	April 16, 2010	5	48.5	15 years (One 15-year renewal)	8.25%	0.6	0.8
HCN	May 1, 2010	3	36.0	15 years (One 15-year renewal)	8.25%	0.2	0.4
HCN	September 10, 2010	12	104.6	15 years (One 15-year renewal)	8.50%	0.4	2.0
HCN	April 8, 2011	4	141.0	15 years (One 15-year renewal)	7.25%	0.9	16.2

Subtotal						6.6	37.4
Accumulated amortization through March 31, 2013						(2.8)	—
Accumulated deferred gains / lease concessions recognized through March 31, 2013						—	(14.0)

Net lease acquisition costs / deferred gains / lease concessions as of March 31, 2013						$3.8	$23.4

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as set forth in each lease agreement.
(2)	Lease acquisition costs are being amortized over the respective initial lease term.
(3)	Deferred gains of $34.8 million and lease concessions of $2.6 million are being recognized in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income as a reduction in facility lease expense over the respective initial lease term. Lease concessions of $0.6 million relate to the HCP transaction on May 31, 2006, and of $2.0 million relate to the HCN/Signature Transaction on September 10, 2010.
(4)	Effective June 27, 2012, the Company closed the Ventas Lease Transaction. All of the leased communities in the Ventas lease portfolio were modified to be coterminous expiring on September 30, 2020, with two 5-year renewal extensions available at the Company’s option.
(5)	On March 4, 2010, the Company executed a second amendment to the master lease agreement associated with nine of its leases with HCP to effectively combine the lessees into one master lease and extend the lease terms for the HCP lease portfolio through October 31, 2018.

Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives.

Website

The Company’s internet website, www.capitalsenior.com, contains an Investor Relations section, which provides links to the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Section 16 filings and any amendments to those reports and filings. These reports and filings are available free of charge through the Company’s Internet website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Results of Operations

The following table sets forth for the periods indicated selected Consolidated Statements of Operations and Comprehensive (Loss) Income data in thousands of dollars and expressed as a percentage of total revenues.

	Three Months Ended March 31,
	2013		2012
	$	%	$	%
Revenues:
Resident and healthcare revenue	$84,775	98.3	$70,998	98.3
Affiliated management service revenue	185	0.2	154	0.2
Community reimbursement income	1,265	1.5	1,068	1.5

Total revenues	86,225	100.0	72,220	100.0
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization shown below)	50,120	58.1	42,486	58.8
General and administrative expenses	4,922	5.7	3,777	5.2
Facility lease expense	14,270	16.5	13,495	18.7
Stock-based compensation expense	996	1.2	645	0.9
Depreciation and amortization expense	11,889	13.8	6,706	9.3
Community reimbursement expense	1,265	1.5	1,068	1.5

Total expenses	83,462	96.8	68,177	94.4

Income from operations	2,763	3.2	4,043	5.6
Other income (expense):
Interest income	104	0.1	26	0.0
Interest expense	(5,684)	(6.5)	(3,544)	(4.9)
Gain on disposition of assets, net	1	0.0	2	0.0
Equity in the earnings (losses) of unconsolidated joint ventures, net	3	(0.0)	(137)	(0.2)
Other income	12	0.0	—	—

(Loss) Income before benefit (provision) for income taxes	(2,801)	(3.2)	390	0.5
Benefit (Provision) for income taxes	725	0.8	(247)	(0.3)

Net (loss) income	$(2,076)	(2.4)	$143	0.2

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Revenues.

Total revenues were $86.2 million for the three months ended March 31, 2013, compared to $72.2 million for the three months ended March 31, 2012, representing an increase of $14.0 million, or 19.4%. This increase in revenue is primarily the result of an increase in resident and healthcare revenue of $13.8 million and an increase in community reimbursement revenue of $0.2 million.

•

The increase in resident and healthcare revenue primarily results from an increase of $12.1 million from the senior living communities acquired by the Company during fiscal 2012 and 2013 and an increase in occupancy of 0.2% and average monthly rental rates of 2.0% at the Company’s other consolidated same-store communities.

•	Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements.

Expenses.

Total expenses were $83.5 million in the first quarter of fiscal 2013 compared to $68.2 million in the first quarter of fiscal 2012, representing an increase of $15.3 million, or 22.4%. This increase is primarily the result of a $7.6 million increase in operating expenses, a $1.1 million increase in general and administrative expenses, a $0.8 million increase in facility lease expense, a $0.4 million increase in stock-based compensation expense, a $5.2 million increase in depreciation and amortization expense, and a $0.2 million increase in community reimbursement expense.

•

The increase in operating expenses primarily results from an increase of $7.4 million from the senior living communities acquired by the Company during fiscal 2012 and 2013 and an increase in operating costs at the Company’s other consolidated same-store communities of $0.2 million.

•

General and administrative expenses increased $1.1 million primarily from an increase of $0.1 million for the completion of a cost segregation tax study during the first quarter of fiscal 2013, an increase of $0.5 million in wages and benefits for existing and additional full time employees hired subsequent to the first quarter of fiscal 2012, and an increase of $0.5 million in employee insurance benefits and claims paid, which resulted in higher health insurance costs to the Company.

•

The increase in facility lease expense primarily results from the amortization of lease intangibles of approximately $0.2 million and a reduction in deferred gain amortization of approximately $0.4 million associated with the Ventas Lease Transaction along with contingent annual rental rate escalations for certain existing leases. As of March 31, 2013, the Company had net deferred gains on sale/leaseback transactions of approximately $21.7 million that are being recognized into income as a reduction to facility lease expense over their respective initial lease terms.

•

Depreciation and amortization expense increased $5.2 million primarily from an increase of $6.1 million from the senior living communities acquired by the Company during fiscal 2012 and 2013, an increase of $1.0 million as a result of the Ventas Lease Transaction and an increase of $0.2 million as a result of an increase in depreciable assets at the Company’s other consolidated same-store communities offset by a decrease in in-place lease amortization of approximately $2.1 million for senior living communities acquired by the Company during fiscal 2011 which were fully amortized prior to the first quarter of fiscal 2013.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures.

Other income and expense.

•

Interest income reflects interest earned on the investment of cash balances and interest earned on escrowed funds. Interest income increased primarily due to higher average cash balances and interest rates in fiscal 2013 compared to fiscal 2012.

•

Interest expense increased $2.1 million in the first quarter of fiscal 2013 when compared to the first quarter of fiscal 2012 primarily due to the additional mortgage debt associated with the senior living communities acquired by the Company during fiscal 2012 and 2013.

•

Equity in earnings (losses) of unconsolidated joint ventures, net, represents the Company’s share of the net earnings (losses) on its investments in SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, and SHPIII/CSL Levis Commons.

Benefit (Provision) for income taxes.

Benefit for income taxes for the first quarter of fiscal 2013 was $0.7 million, or 26.8% of loss before taxes, compared to a provision for income taxes of $0.2 million, or 63.3% of income before taxes, for the first quarter of fiscal 2012. The effective tax rates for the first quarters of fiscal 2013 and 2012 differ from the statutory tax rates due to state income taxes and permanent tax differences. The Company is impacted by the TMT, which effectively imposes tax on modified gross revenues for communities within the State of Texas. The Company consolidated 36 Texas communities in the first quarter of fiscal 2013 and 34 Texas communities in the first quarter of fiscal 2012 and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. The Company has evaluated future expectations of income and believes, based upon this analysis, that the realization of net deferred tax assets is reasonably assured and therefore has not provided for a valuation allowance at March 31, 2013.

Net (loss) income and comprehensive (loss) income.

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(2.1 million) for the three months ended March 31, 2013, compared to net income and comprehensive income of $0.1 million for the three months ended March 31, 2012.

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

In addition to approximately $17.7 million of unrestricted cash balances on hand as of March 31, 2013, the Company’s principal sources of liquidity are expected to be cash flows from operations and from SHPIII/CSL Miami, SHP III/CSL Richmond Heights, SHPIII/CSL Levis Commons, supplemental debt financings, and/or proceeds from the sale of assets. The Company expects its available cash and cash flows from operations and from SHPIII/CSL Miami, SHP III/CSL Richmond Heights, SHPIII/CSL Levis Commons, supplemental debt financings, and proceeds from the sale of assets to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures, leases and the debt and/or equity markets. The Company, from time to time, considers and evaluates transactions related to its portfolio including supplemental debt financings, purchases and sales, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

In summary, the Company’s cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$5,548	$8,382
Net cash used in investing activities	(8,834)	(58,765)
Net cash provided by financing activities	2,272	45,814

Net decrease in cash and cash equivalents	$(1,014)	$(4,569)

Operating Activities.

The net cash provided by operating activities for the first quarter of fiscal 2013 primarily results from net loss of $(2.1 million), net non-cash charges of $12.3 million, a decrease in property tax and insurance deposits of $2.6 million, and a decrease in prepaid expenses of $2.3 million, offset by an increase in accounts receivable of $2.2 million, an increase in other assets of $0.5 million, a decrease in accounts payable of $4.9 million, a decrease in accrued expenses of $1.5 million, and an increase in federal and state income taxes receivable of $0.6 million. The net cash provided by operating activities for the first quarter of fiscal 2012 primarily results from net income of $0.1 million, net non-cash charges of $6.9 million, a decrease in accounts receivable of $0.2 million, a decrease in property tax and insurance deposits of $2.4 million, a decrease in prepaid expenses and other assets of $0.6 million, and a decrease in federal and state income taxes receivable of $0.5 million, offset by a decrease in accounts payable of $0.8 million and a decrease in accrued expenses of $1.6 million.

Investing Activities.

The net cash used in investing activities for the first quarter of fiscal 2013 primarily results from capital expenditures of $2.1 million and the acquisition of a senior living community by the Company of $6.7 million. The net cash used in investing activities for the first quarter of fiscal 2012 primarily results from capital expenditures of $2.3 million, acquisitions of senior living communities by the Company of $56.4 million, and contributions to joint ventures of $0.1 million.

Financing Activities.

The net cash provided by financing activities for the first quarter of fiscal 2013 primarily results from notes payable proceeds of $16.4 million, of which $4.0 million related to the acquisition of a senior living community by the Company with the remaining $12.4 million related to the Company replacing an interim variable rate loan for the acquisition of a senior living community with long-term fixed rate financing from Fannie Mae, and $1.3 million resulted from proceeds from the issuance of common stock, offset by repayments of notes payable of $14.4 million, payments on capital lease and financing obligations of $0.1 million, excess tax benefits from the issuance of common stock of $0.7 million, and deferred financing charges paid of $0.1 million. The net cash provided by financing activities for the first quarter of fiscal 2012 primarily results from notes payable proceeds of $48.6 million of which $43.0 million related to the acquisition of senior living communities by the Company with the remaining $5.6 million related to supplemental financing on existing communities, and $0.2 million resulted from proceeds and excess tax benefits from the issuance of common stock, offset by repayments of notes payable of $2.2 million and deferred financing charges paid of $0.7 million.

Debt Transactions.

On March 7, 2013, the Company obtained approximately $4.0 million of mortgage debt on one senior living community from Fannie Mae. The new mortgage loan has a ten-year term with a 4.66% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over ten years.

On March 7, 2013, the Company obtained approximately $12.4 million of mortgage debt from Fannie Mae to replace the interim financing obtained from Berkadia on October 23, 2013. The new mortgage loan has a ten-year term with a 4.66% fixed interest rate and the principal amortized over a 30-year term and is cross-collateralized and cross-defaulted with the approximately $4 million mortgage loan that also closed on March 7, 2013. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which is being amortized over ten years.

On December 28, 2012, the Company obtained approximately $6.4 million of mortgage debt from Fannie Mae to replace the interim financing obtained from Berkadia on October 23, 2012. The new mortgage loan has a ten-year term with a 4.5% fixed interest rate and the principal amortized over a 30-year term and is cross-collateralized and cross-defaulted with the five Fannie Mae mortgage loans that closed on October 23, 2012. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over ten years.

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

On October 23, 2012, in conjunction with the acquisition of one senior living community, the Company obtained interim financing from Berkadia for approximately $6.4 million at a variable interest rate of LIBOR plus 4.5% with a maturity date of February 10, 2013. The Company incurred approximately $42,000 in deferred financing costs related to this loan, which is being amortized over the initial loan term. The Company obtained long-term fixed rate financing of $6.4 million from Fannie Mae on December 28, 2012, to replace this loan.

On October 23, 2012, in conjunction with the acquisition of one senior living community, the Company obtained interim financing from Berkadia for approximately $11.6 million at a variable interest rate of LIBOR plus 4.5% with a maturity date of November 10, 2013. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which is being amortized over the initial loan term. The Company obtained long-term fixed rate financing of $12.4 million from Fannie Mae on March 7, 2013, to replace this loan at a fixed rate of 4.66% with a 10-year term.

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

On March 8, 2012, the Company completed supplemental financing of approximately $5.6 million from Fannie Mae at a fixed rate of 4.47% on three communities with existing mortgage debt maturing in June 2017. The supplemental loans are cross-collateralized and cross-defaulted with the original mortgage debt. The Company incurred approximately $0.2 million in deferred financing costs related to these loans, which is being amortized over the remaining loan terms.

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

The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At March 31, 2013 and December 31, 2012, these communities carried a total net book value of approximately $472.1 million and $469.8 million, respectively, with total mortgage loans outstanding of approximately $364.0 million and $360.9 million, respectively.

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the life of the notes. At March 31, 2013 and December 31, 2012, the Company had gross deferred loan costs of approximately $6.2 million. Accumulated amortization was approximately $2.4 million and $2.2 million at March 31, 2013 and December 31, 2012, respectively.

The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of certain promissory notes. The Company was in compliance with all of its debt covenants at March 31, 2013 and December 31, 2012.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of March 31, 2013, the Company had $364.5 million in outstanding debt comprised solely of fixed rate debt instruments. In addition, as of March 31, 2013, the Company had $546.5 million in future facility lease obligations with contingent rent increases on certain leases based on changes in the consumer price index or certain operational performance measures.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS.

Our business involves various risks. When evaluating our business the following information should be carefully considered in conjunction with the other information contained in our periodic filings with the SEC. Additional risks and uncertainties not known to us currently or that currently we deem to be immaterial also may impair our business operations. If we are unable to prevent events that have a negative effect from occurring, then our business may suffer. Negative events are likely to decrease our revenue, increase our costs, weaken our financial results and/or decrease our financial strength, and may cause our stock price to decline. There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following information is provided pursuant to Item 703 of Regulation S-K. The Company did not purchase any shares of its common stock pursuant to the Company’s share repurchase program (as described below) during the first quarter ended March 31, 2013. The information set forth in the table below reflects shares purchased by the Company pursuant to this repurchase program prior to the first quarter ended March 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Total at December 31, 2012	349,800	$2.67	349,800	$9,065,571
January 1 – January 31, 2013	—	—	—	—
February 1 – February 28, 2013	—	—	—	—
March 1 – March 31, 2013	—	—	—	—

Total at March 31, 2013	349,800	$2.67	349,800	$9,065,571

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
Date: May 8, 2013

INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

Exhibit Number		Description
3.1	—	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to exhibit 3.1 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)

3.1.1	—	Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

3.2	—	Second Amended and Restated Bylaws of the Registrant (Incorporated by reference to exhibit 3.1 to the Company’s Current Report filed by the Company with the Securities and Exchange Commission on March 8, 2013.)

4.1	—	Rights Agreement, dated as of February 25, 2010, between Capital Senior Living Corporation and Mellon Investor Services, L.L.C., including all exhibits thereto. (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 25, 2010.)

4.1.1	—	First Amendment to Rights Agreement, dated as of March 5, 2013, between Capital Senior Living Corporation and Computershare Shareowner Services LLC, formerly known as Mellon Investor Services, L.L.C. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 8, 2013.)

4.2	—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock, $0.01 par value. (Incorporated by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 25, 2010.)

4.3	—	Form of Right Certificate. (Included as Exhibit B to the Rights Agreement, which is Exhibit 4.1 hereto as amended pursuant to the First Amendment to Rights Agreement, which is Exhibit 4.1.1 hereto.)

4.4	—	Form of Summary of Rights. (Included as Annex A to the First Amendment to Rights Agreement, which is Exhibit 4.1.1 hereto.)

4.5	—	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 4.6 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

4.6	—	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 4.7 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

31.1*	—	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	—	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	—	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Ralph A. Beattie pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS§	—	XBRL Instance Document

101.SCH§	—	XBRL Taxonomy Extension Schema Document

101.CAL§	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB§	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE§	—	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF§	—	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
§	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.