Form 10-Q
period 2013-09-30
CAPITAL SENIOR LIVING CORP
filed 2013-11-05
CIK 1043000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013, the Registrant had 28,803,283 outstanding shares of its Common Stock, $0.01 par value, per share.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,765	$18,737
Restricted cash	11,418	10,179
Accounts receivable, net	4,658	5,229
Accounts receivable from affiliates	320	753
Federal and state income taxes receivable	378	3,901
Deferred taxes	5,288	1,443
Property tax and insurance deposits	12,500	11,442
Prepaid expenses and other	5,625	4,758

Total current assets	58,952	56,442
Property and equipment, net	565,897	527,159
Deferred taxes	0	9,350
Investments in unconsolidated joint ventures	1,053	1,074
Other assets, net	36,504	42,917

Total assets	$662,406	$636,942

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,553	$6,978
Accounts payable to affiliates	3	2
Accrued expenses	28,587	24,445
Current portion of notes payable	11,265	20,230
Current portion of deferred income	9,537	8,193
Current portion of capital lease and financing obligations	945	766
Customer deposits	1,518	1,540

Total current liabilities	54,408	62,154
Deferred income	18,302	19,990
Capital lease and financing obligations, net of current portion	41,409	42,146
Other long-term liabilities	1,592	1,692
Notes payable, net of current portion	387,736	342,366
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares – 65,000; issued and outstanding shares – 28,801 and 28,218 in 2013 and 2012, respectively	292	286
Additional paid-in capital	142,335	137,867
Retained earnings	17,266	31,375
Treasury stock, at cost – 350 shares	(934)	(934)

Total shareholders’ equity	158,959	168,594

Total liabilities and shareholders’ equity	$662,406	$636,942

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Resident and health care revenue	$86,333	$76,577	$256,409	$223,161
Affiliated management services revenue	205	176	586	492
Community reimbursement revenue	1,445	1,259	4,432	3,605

Total revenues	87,983	78,012	261,427	227,258
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	52,936	46,791	154,186	134,186
General and administrative expenses	5,026	3,288	15,029	10,923
Facility lease expense	14,274	13,819	42,813	41,179
Stock-based compensation expense	869	602	3,158	1,843
Depreciation and amortization	10,533	9,214	33,183	24,970
Community reimbursement expense	1,445	1,259	4,432	3,605

Total expenses	85,083	74,973	252,801	216,706

Income from operations	2,900	3,039	8,626	10,552
Other income (expense):
Interest income	17	369	138	436
Interest expense	(5,943)	(4,847)	(17,321)	(12,699)
Gain (Loss) on disposition of assets, net	13	(14)	12	(19)
Equity in earnings (losses) of unconsolidated joint ventures, net	43	(26)	76	(241)
Other income	10	—	28	—

Loss before (provision) benefit for income taxes	(2,960)	(1,479)	(8,441)	(1,971)
(Provision) Benefit for income taxes	(7,003)	542	(5,668)	493

Net loss	$(9,963)	$(937)	$(14,109)	$(1,478)

Per share data:
Basic net loss per share	$(0.09)	$(0.03)	$(0.23)	$(0.05)

Diluted net loss per share	$(0.09)	$(0.03)	$(0.23)	$(0.05)

Weighted average shares outstanding — basic	27,911	27,383	27,769	27,331

Weighted average shares outstanding — diluted	27,911	27,383	27,769	27,331

Comprehensive loss	$(9,663)	$(937)	$(14,109)	$(1,478)

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net loss	$(14,109)	$(1,478)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,183	24,970
Amortization of deferred financing charges	822	518
Amortization of deferred lease costs and lease intangibles	978	452
Deferred income	(344)	(2,505)
Deferred income taxes	5,505	(6,426)
(Gain) Loss on disposition of assets, net	(12)	19
Equity in (earnings) losses of unconsolidated joint ventures	(76)	241
Provision for bad debts	330	550
Stock-based compensation expense	3,158	1,843
Changes in operating assets and liabilities:
Accounts receivable	241	266
Accounts receivable from affiliates	433	(138)
Property tax and insurance deposits	(1,058)	2,073
Prepaid expenses and other	(867)	2,259
Other assets	(3,101)	3,117
Accounts payable	(4,424)	(437)
Accrued expenses	4,142	3,324
Federal and state income taxes receivable/payable	3,523	8,604
Customer deposits	(22)	(51)

Net cash provided by operating activities	28,302	37,201
Investing Activities
Capital expenditures	(9,888)	(9,096)
Cash paid for acquisitions	(53,741)	(75,595)
Proceeds from disposition of assets	18	19
Contributions to unconsolidated joint ventures	—	(241)
Distributions from unconsolidated joint ventures	97	21

Net cash used in investing activities	(63,514)	(84,892)
Financing Activities
Proceeds from notes payable	56,939	81,888
Repayments of notes payable	(20,534)	(6,837)
Increase in restricted cash	(1,239)	(94)
Cash payments for capital lease and financing obligations	(558)	(230)
Cash proceeds from the issuance of common stock	2,761	127
Excess tax benefits on stock options exercised	(1,445)	228
Deferred financing charges paid	(684)	(1,376)

Net cash provided by financing activities	35,240	73,706

Increase in cash and cash equivalents	28	26,015
Cash and cash equivalents at beginning of period	18,737	22,283

Cash and cash equivalents at end of period	$18,765	$48,298

Supplemental Disclosures
Cash paid during the period for:
Interest	$16,058	$11,826

Income taxes	$677	$777

Non-cash operating, investing, and financing activities during the period:
Intangible assets acquired through capital lease and financing obligations	$—	$11,794

Property and equipment acquired through capital lease and financing obligations	$—	$13,243

Notes payable assumed through capital lease and financing obligations	$—	$18,293

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

1. BASIS OF PRESENTATION

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior living communities throughout the United States. As of September 30, 2013, the Company operated 106 senior living communities in 24 states with an aggregate capacity of approximately 14,100 residents, including 56 senior living communities which the Company either owned or in which the Company had an ownership interest and 50 senior living communities that the Company leased. As of September 30, 2013, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company accounts for significant investments in unconsolidated companies, in which the Company has significant influence, using the equity method of accounting.

The accompanying consolidated balance sheet, as of December 31, 2012, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2012, and the accompanying unaudited consolidated financial statements, as of and for the three and nine month periods ended September 30, 2013 and 2012, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2013.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2013, results of operations for the three and nine month periods ended September 30, 2013 and 2012, and cash flows for the nine month periods ended September 30, 2013 and 2012. The results of operations for the three and nine month periods ended September 30, 2013, are not necessarily indicative of the results for the year ending December 31, 2013.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting. As of September 30, 2013, the Company owns member interests in three joint ventures. The Company has not consolidated these joint venture interests because the Company has concluded that the other members of each joint venture have substantive kick-out rights or substantive participating rights. Under the equity method of accounting the Company records its investments in unconsolidated joint ventures at cost and adjusts such investments for its share of earnings and losses of the joint ventures.

Lease Accounting

The Company determines whether to account for its leases as either operating, capital or financing leases depending on the underlying terms of each lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of September 30, 2013, the Company leased 50 senior living communities, 48 of which the Company classified as operating leases and two of which the Company classified as capital lease and financing obligations. The Company incurs lease acquisition costs and amortizes these costs over the term of the respective lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions and as such any related gains have been deferred and are being amortized over the respective lease term. Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all lease covenants at September 30, 2013.

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

Employee Health and Dental Benefits and Insurance Reserves

The Company offers certain full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior living communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred at September 30, 2013; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

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

Income Taxes

At September 30, 2013, the Company had recorded on its Consolidated Balance Sheet net deferred tax assets of approximately $5.3 million. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rates for the first nine month periods and third quarters of fiscal 2013 and 2012 differ from the statutory tax rates due to state income taxes, permanent tax differences, and the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. The Company consolidated 36 Texas communities in the third quarter of fiscal 2013 and 35 Texas communities in the third quarter of fiscal 2012 and the TMT increased the overall provision for income taxes.

Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which we expect those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this analysis, a valuation allowance of $7.5 million was recorded at September 30, 2013, to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized. Prior to September 30, 2013, a valuation allowance had not been provided. However, in the event that we were to determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period we made such a determination. The benefits of the net deferred tax assets might not be realized if actual results differ from expectations.

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

Net (Loss) Income Per Share

Basic net (loss) income per common share is computed by dividing net (loss) income remaining after allocation to unvested restricted shares by the weighted average number of common shares outstanding for the period. Except when the effect would be anti-dilutive, the calculation of diluted net (loss) income per common share includes the net impact of unvested restricted shares and shares that could be issued under outstanding stock options.

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(9,963)	$(937)	$(14,109)	$(1,478)
Net loss allocated to unvested restricted shares	309	27	441	43

Undistributed net loss allocated to common shares	$(9,654)	$(910)	$(13,668)	$(1,435)

Weighted average shares outstanding – basic	27,911	27,383	27,769	27,331
Effects of dilutive securities:
Employee equity compensation plans	—	—	—	—

Weighted average shares outstanding – diluted	27,911	27,383	27,769	27,331

Basic net loss per share	$(0.35)	$(0.03)	$(0.49)	$(0.05)

Diluted net loss per share	$(0.35)	$(0.03)	$(0.49)	$(0.05)

Awards of unvested restricted stock representing approximately 884,000 and 800,000 shares were outstanding for the three months ended September 30, 2013 and 2012, respectively, and awards of unvested restricted stock representing approximately 887,000 and 806,000 shares were outstanding for the nine months ended September 30, 2013 and 2012, respectively, and were included in the computation of allocable net (loss) income.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

3. TRANSACTIONS WITH AFFILIATES

SHPIII/CSL Miami

In May 2007, the Company with Senior Housing Partners III, L.P. (“SHPIII”) formed SHPIII/CSL Miami, L.L.C. (“SHPIII/CSL Miami”) to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The Company has contributed $0.8 million to SHPIII/CSL Miami for its 10% interest. The Company accounts for its investment in SHPIII/CSL Miami under the equity method of accounting and recognized earnings (losses) in the equity of SHPIII/CSL Miami of $14,700 and $(0.2 million) during the nine month periods ended September 30, 2013 and 2012, respectively. In addition, the Company earned $0.2 million and $0.1 million in management fees on the SHPIII/CSL Miami community during the nine month periods ended September 30, 2013 and 2012, respectively.

SHPIII/CSL Richmond Heights

In November 2007, the Company with SHPIII formed SHPIII/CSL Richmond Heights, L.L.C. (“SHPIII/CSL Richmond Heights”) to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The Company has contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest. The Company accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting and recognized earnings in the equity of SHPIII/CSL Richmond Heights of $45,900 and $8,700 during the nine month periods ended September 30, 2013 and 2012, respectively. In addition, the Company earned $0.2 million in management fees on the SHPIII/CSL Richmond Heights community during each of the nine month periods ended September 30, 2013 and 2012.

SHPIII/CSL Levis Commons

In December 2007, the Company with SHPIII formed SHPIII/CSL Levis Commons, L.L.C. (“SHPIII/CSL Levis Commons”) to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The Company has contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest. The Company accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting and recognized earnings (losses) in the equity of SHPIII/CSL Levis Commons of $15,800 and $(6,900) during the nine month periods ended September 30, 2013 and 2012, respectively. In addition, the Company earned $0.2 million in management fees on the SHPIII/CSL Levis Commons community during each of the nine month periods ended September 30, 2013 and 2012.

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

5. ACQUISITIONS

Fiscal 2013

Effective September 30, 2013, the Company closed the acquisition of one senior living community located in Oakwood, Georgia, for approximately $11.8 million (the “Oakwood Transaction”). The community consists of 64 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company obtained interim financing from Berkadia for approximately $8.5 million of the acquisition price at a variable interest rate of LIBOR plus 3.75% with a maturity date of October 10, 2015, with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective September 5, 2013, the Company closed the acquisition of one senior living community located in Middletown, Ohio, for $9.9 million (the “Middletown Transaction”). The community consists of 61 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company obtained financing from Fannie Mae for approximately $7.6 million of the acquisition price at a fixed interest rate of 5.93% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

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

Effective May 31, 2013, the Company closed the acquisition of one senior living community located in St. Joseph, Missouri, for $19.1 million (the “Vintage Transaction”). The community consists of 80 assisted living units and 22 independent living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company obtained financing from Fannie Mae for approximately $14.5 million of the acquisition price at a fixed interest rate of 5.30% with a 12-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective March 7, 2013, the Company closed the acquisition of one senior living community located in Elkhorn, Nebraska, for approximately $6.7 million (the “Elkhorn Transaction”). The community consists of 64 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company obtained financing from Fannie Mae for $4.0 million of the acquisition price at a fixed interest rate of 4.66% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

As a result of these acquisitions, for which the purchase accounting is preliminary as it is subject to final valuation adjustments, the Company recorded additions to property and equipment of approximately $48.1 million and other assets, primarily consisting of in-place lease intangibles, of approximately $5.7 million within the Company’s Consolidated Balance Sheets which will be depreciated or amortized over the estimated useful lives.

Fiscal 2012

Effective December 21, 2012, the Company closed the acquisition of one senior living community located in Rocky River, Ohio, for approximately $10.8 million (the “Harbor Court Transaction”). The community consists of 116 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company obtained financing from Fannie Mae for approximately $7.6 million of the acquisition price at a fixed interest rate of 4.58% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective December 20, 2012, the Company closed the acquisition of one senior living community located in Springfield, Missouri, for approximately $22.0 million (the “Montclair Transaction”). The community consists of 159 independent living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company obtained financing from Fannie Mae for approximately $17.0 million of the acquisition price at a fixed interest rate of 4.32% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective October 23, 2012, the Company closed the acquisition of six senior living communities located in Indiana and Ohio, for approximately $62.5 million (the “Country Charm and Woodlands Transaction”). The Company incurred approximately $0.3 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The communities consist of 440 assisted living units. The Company obtained financing for four of the communities from Fannie Mae for approximately $26.4 million of the acquisition price at a fixed interest rate of 4.34% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources. The Company obtained interim financing for the fifth community from Berkadia for $6.4 million of the acquisition price at a variable interest rate of LIBOR plus 4.5%, with the balance of the acquisition price paid from the Company’s existing cash resources. The Company obtained long-term fixed interest rate financing from Fannie Mae on December 28, 2012, for approximately $6.4 million to replace the Berkadia interim loan at a fixed interest rate of 4.5% with a 10-year term. Due to a recent expansion, the Company also obtained interim financing for the sixth community from Berkadia for $11.6 million of the acquisition price at a variable interest rate of LIBOR plus 4.5%, with the balance of the acquisition price paid from the Company’s existing cash resources. The Company obtained long-term fixed interest rate financing to replace the $11.6 million Berkadia interim loan on March 7, 2013, from Fannie Mae at a fixed interest rate of 4.66% with a 10-year term.

Effective October 23, 2012, the Company closed the acquisition of one senior living community located in Batesville, Indiana, for approximately $4.0 million (the “Batesville Transaction”). The community consists of 41 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company obtained financing from Fannie Mae for approximately $2.6 million of the acquisition price at a fixed interest rate of 4.34% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective October 17, 2012, the Company closed the acquisition of one senior living community located in Corpus Christi, Texas, for approximately $6.4 million. The property acquired is part of the five community Esperanza Transaction (as defined below). The community consists of 50 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company assumed mortgage debt originated by the U.S. Department of Housing and Urban Development (“HUD”) of approximately $3.2 million of the acquisition price at a fixed interest rate of 4.48% with approximately a 33-year remaining term, with the balance of the acquisition price paid from the Company’s existing cash resources.

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

6. DEBT TRANSACTIONS

On September 30, 2013, in conjunction with the acquisition of one senior living community, the Company obtained interim financing from Berkadia for approximately $8.5 million at a variable interest rate of LIBOR plus 3.75% with a maturity date of October 10, 2015. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over the initial loan term.

On September 5, 2013, the Company obtained approximately $7.6 million of mortgage debt on one senior living community from Fannie Mae. The new mortgage loan has a 10-year term with a 5.93% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over ten years.

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

On May 31, 2013, the Company obtained approximately $14.5 million of mortgage debt on one senior living community from Fannie Mae. The new mortgage loan has a 12-year term with a 5.30% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which is being amortized over 12-years.

On May 31, 2013, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $5.4 million. The finance agreement has a fixed interest rate of 1.97% with principal being repaid over an 11-month term.

On March 7, 2013, the Company obtained approximately $4.0 million of mortgage debt on one senior living community from Fannie Mae. The new mortgage loan has a 10-year term with a 4.66% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over ten years.

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

On March 25, 2011, in connection with the Spring Meadows Transaction, the Company issued standby letters of credit, totaling approximately $2.6 million, for the benefit of Health Care REIT, Inc. (“HCN”) on certain leases between HCN and the Company.

On September 10, 2010, the Company issued standby letters of credit, totaling approximately $2.2 million, for the benefit of HCN on certain leases between HCN and the Company.

On April 16, 2010, the Company issued standby letters of credit, totaling approximately $1.7 million, for the benefit of HCN on certain leases between HCN and the Company.

The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At September 30, 2013, and December 31, 2012, these communities carried a total net book value of approximately $507.8 million and $469.8 million, respectively, with total mortgage loans outstanding of approximately $395.6 million and $360.9 million, respectively.

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the terms of the respective notes. At September 30, 2013, and December 31, 2012, the Company had gross deferred loan costs of approximately $6.8 million and $6.2 million, respectively. Accumulated amortization was approximately $2.9 million and $2.2 million at September 30, 2013, and December 31, 2012, respectively.

The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of certain promissory notes. The Company was in compliance with all of its debt covenants at September 30, 2013 and December 31, 2012.

7. EQUITY

Preferred Stock

The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Board without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of September 30, 2013.

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

On May 8, 2007, the Company’s stockholders approved the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (as amended, the “2007 Plan”), which provides for, among other things, the grant of restricted stock awards and stock options to purchase shares of the Company’s common stock. The 2007 Plan authorizes the Company to issue up to 2.6 million shares of common stock and the Company has reserved 0.6 million shares of common stock for future issuance pursuant to awards under the 2007 Plan. Effective May 8, 2007, the 1997 Omnibus Stock and Incentive Plan (as amended, the “1997 Plan”) was terminated and no additional shares will be granted under the 1997 Plan. The Company has reserved 0.3 million shares of common stock for future issuance upon the exercise of stock options that remain outstanding pursuant to the 1997 Plan.

Stock Options

The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for employees, officers and directors and to align more closely stockholder and employee interests. The Company’s stock options generally vest over a period of one to five years and the related expense is amortized on a straight-line basis over the vesting period.

A summary of the Company’s stock option activity and related information for the nine month period ended September 30, 2013, is presented below:

	Outstanding at Beginning of Period	Granted	Exercised	Forfeited	Outstanding at End of Period	Options Exercisable
Shares	265,930	—	211,780	—	54,150	54,150
Weighted average exercise price per share	$6.28	$—	$6.20	$—	$6.58	$6.58

The options outstanding and the options exercisable at September 30, 2013, each had an intrinsic value of approximately $0.8 million.

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

The Company recognizes compensation expense of a restricted stock award over its respective vesting or performance period based on the fair value of the award on the grant date, net of forfeitures. A summary of the Company’s restricted stock awards activity and related information for the nine month period ended September 30, 2013, is presented below:

	Outstanding at Beginning of Period	Issued	Vested	Forfeited	Outstanding at End of Period
Shares	803,218	386,215	291,000	14,736	883,697

The restricted stock outstanding at September 30, 2013, had an intrinsic value of approximately $18.7 million.

During the nine month period ended September 30, 2013, the Company awarded 386,215 shares of restricted common stock to certain employees and directors of the Company, of which 130,000 shares were subject to performance-based vesting conditions. The average market value of the common stock on the date of grant was $24.06. These awards of restricted shares vest over a one to four-year period and had an intrinsic value of approximately $9.3 million on the date of issue.

Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk free interest rate. The expected volatility used by the Company is based primarily on an analysis of historical prices of the Company’s common stock. The expected term of options granted is based primarily on historical exercise and vesting patterns on the Company’s outstanding stock options. The risk free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not currently plan to pay dividends on its common stock and therefore has used a dividend yield of zero in determining the fair value of its awards. The option forfeiture rate assumptions used by the Company, which affect the expense recognized as opposed to the fair value of the awards, are based primarily on the Company’s historical option forfeiture patterns. The Company issued no stock options during each of the first nine months of fiscal 2013 and 2012.

The Company has total stock-based compensation expense, excluding estimated forfeitures, of approximately $7.6 million, which was not recognized as of September 30, 2013, and expects this expense to be recognized over approximately a one to four-year period.

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

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of financial instruments at September 30, 2013, and December 31, 2012, are as follows (in thousands):

	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$18,765	$18,765	$18,737	$18,737
Restricted cash	11,418	11,418	10,179	10,179
Notes payable	399,001	366,574	362,596	378,459

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

11. SUBSEQUENT EVENTS

Effective October 31, 2013, the Company closed the acquisition of one senior living community located in Milford, Massachusetts, for approximately $15.8 million. The community consists of 68 assisted living units. The Company obtained financing from Fannie Mae for approximately $11.9 million of the acquisition price at a fixed rate of 5.38% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources. The Company has not yet completed its initial purchase price allocation for this transaction.

Effective October 23, 2013, the Company closed the acquisition of one senior living community located in Fitchburg, Wisconsin, for approximately $16.0 million. The community consists of 82 assisted living units. The Company obtained financing from Fannie Mae for approximately $12.0 million of the acquisition price at a fixed rate of 5.50% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources. The Company has not yet completed its initial purchase price allocation for this transaction.

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

Overview

The following discussion and analysis addresses (i) the Company’s results of operations for the three and nine month periods ended September 30, 2013 and 2012, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The Company is one of the largest operators of senior living communities in the United States. The Company’s operating strategy is to provide quality senior living services to its residents, while achieving and sustaining a strong, competitive position within its chosen markets, as well as to continue to enhance the performance of its operations. The Company provides senior living services to the elderly, including independent living, assisted living, skilled nursing and home care services. Subsequent to September 30, 2013, the Company discontinued providing skilled nursing services to its residents.

As of September 30, 2013, the Company operated 106 senior living communities in 24 states with an aggregate capacity of approximately 14,100 residents, including 53 senior living communities that the Company owned, 3 senior living communities in which the Company had an ownership interest, and 50 senior living communities that the Company leased. As of September 30, 2013, the Company also operated one home care agency.

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

The Company primarily derives its revenue by providing senior living and healthcare services to the elderly and operating senior living communities under joint venture arrangements. Improved operating results, recent acquisitions, and prudent expense management initiatives have fueled the Company’s growing profitability. When comparing the first nine months of fiscal 2013 to the first nine months of fiscal 2012, the Company generated total revenues of approximately $261.4 million compared to total revenues of approximately $227.3 million, respectively, representing an increase of approximately $34.2 million, or 15.0%, of which approximately 98.1% were derived from resident and healthcare services during the first nine months of fiscal 2013 compared to 98.2% during the first nine months of fiscal 2012.

Effective September 30, 2013, the Company closed the acquisition of one senior living community located in Oakwood, Georgia, for approximately $11.8 million. The community consists of 64 assisted living units. The Company obtained interim financing from Berkadia for approximately $8.5 million of the acquisition price at a variable interest rate of LIBOR plus 3.75% with a maturity date of October 10, 2015, with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective September 5, 2013, the Company closed the acquisition of one senior living community located in Middletown, Ohio, for $9.9 million. The community consists of 61 assisted living units. The Company obtained financing from Fannie Mae for approximately $7.6 million of the acquisition price at a fixed interest rate of 5.93% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

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

Effective May 31, 2013, the Company closed the acquisition of one senior living community located in St. Joseph, Missouri, for $19.1 million. The community consists of 80 assisted living units and 22 independent living units. The Company obtained financing from Fannie Mae for approximately $14.5 million of the acquisition price at a fixed interest rate of 5.30% with a 12-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective March 7, 2013, the Company closed the acquisition of one senior living community located in Elkhorn, Nebraska, for $6.7 million. The community consists of 64 assisted living units. The Company obtained financing from Fannie Mae for $4.0 million of the acquisition price at a fixed interest rate of 4.66% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

On March 7, 2013, the Company obtained approximately $12.4 million of mortgage debt from Fannie Mae to replace the interim financing obtained from Berkadia on October 23, 2012. The new mortgage loan has a 10-year term, with a 4.66% fixed interest rate and the principal amortized over a 30-year term.

Joint Venture Transactions and Management Contracts

As of September 30, 2013, the Company managed 3 communities owned by joint ventures in which the Company has a minority interest. For communities owned by joint ventures, the Company typically receives a management fee of 5% of gross revenues.

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

Landlord	Date of Lease	Number of Communities	Value of Transaction	Term	Initial Lease Rate (1)	Lease Acquisition Costs (2)	Deferred Gains /Lease Concessions (3)
Ventas	September 30, 2005	6	$84.6	(4) (Two five-year renewals)	8%	$1.4	$4.6
Ventas	October 18, 2005	1	19.5	(4) (Two five-year renewals)	8%	0.2	—
Ventas	June 8, 2006	1	19.1	(4) (Two five-year renewals)	8%	0.4	—
Ventas	January 31, 2008	1	5.0	(4) (Two five-year renewals)	7.75%	0.2	—
Ventas	June 27, 2012	2	43.3	(4) (Two five-year renewals)	6.75%	0.8	—
HCP	May 1, 2006	3	54.0	(5) (Two ten-year renewals)	8%	0.2	12.8
HCP	May 31, 2006	6	43.0	10 years (Two ten-year renewals)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	(5) (Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	(5) (Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	(5) (Two ten-year renewals)	7.25%	0.1	—
HCN	April 16, 2010	5	48.5	15 years (One 15-year renewal)	8.25%	0.6	0.8
HCN	May 1, 2010	3	36.0	15 years (One 15-year renewal)	8.25%	0.2	0.4
HCN	September 10, 2010	12	104.6	15 years (One 15-year renewal)	8.50%	0.4	2.0
HCN	April 8, 2011	4	141.0	15 years (One 15-year renewal)	7.25%	0.9	16.2

Subtotal						6.6	37.4
Accumulated amortization through September 30, 2013						(3.1)	—
Accumulated deferred gains / lease concessions recognized through September 30, 2013						—	(15.2)

Net lease acquisition costs / deferred gains / lease concessions as of September 30, 2013						$3.5	$22.2

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as set forth in each lease agreement.
(2)	Lease acquisition costs are being amortized over the respective initial lease terms.
(3)	Deferred gains of $34.8 million and lease concessions of $2.6 million are being recognized in the Company’s Consolidated Statements of Operations and Comprehensive Loss as a reduction in facility lease expense over the respective initial lease terms. Lease concessions of $0.6 million relate to the transaction with HCP Inc. (“HCP”) on May 31, 2006, and of $2.0 million relate to the transaction with Signature Assisted Living of Texas, LLC (“Signature”) on September 10, 2010.
(4)	Effective June 27, 2012, the Company closed the lease transaction with Ventas Healthcare Properties, Inc. (“Ventas”). All of the leased communities in the Ventas lease portfolio were modified to be coterminous expiring on September 30, 2020, with two 5-year renewal extensions available at the Company’s option.
(5)	On March 4, 2010, the Company executed a second amendment to the master lease agreement associated with nine of its leases with HCP to effectively combine the lessees into one master lease and extend the lease terms for the HCP lease portfolio through October 31, 2018.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	$	%	$	%	$	%	$	%
Revenues:
Resident and healthcare revenue	$86,333	98.1	$76,577	98.2	$256,409	98.1	$223,161	98.2
Affiliated management service revenue	205	0.2	176	0.2	586	0.2	492	0.2
Community reimbursement revenue	1,445	1.7	1,259	1.6	4,432	1.7	3,605	1.6

Total revenues	87,983	100.0	78,012	100.0	261,427	100.0	227,258	100.0
Expenses:
Operating expenses (exclusive of depreciation and amortization shown below)	52,936	60.2	46,791	60.0	154,186	59.0	134,186	59.0
General and administrative expenses	5,026	5.7	3,288	4.2	15,029	5.7	10,923	4.8
Facility lease expense	14,274	16.2	13,819	17.7	42,813	16.4	41,179	18.1
Stock-based compensation	869	1.0	602	0.8	3,158	1.2	1,843	0.8
Depreciation and amortization	10,533	12.0	9,214	11.8	33,183	12.7	24,970	11.0
Community reimbursement expense	1,445	1.6	1,259	1.6	4,432	1.7	3,605	1.6

Total expenses	85,083	96.7	74,973	96.1	252,801	96.7	216,706	95.4

Income from operations	2,900	3.3	3,039	3.9	8,626	3.3	10,552	4.6
Other income (expense):
Interest income	17	0.0	369	0.5	138	0.2	436	0.2
Interest expense	(5,943)	(6.8)	(4,847)	(6.2)	(17,321)	(6.6)	(12,699)	(5.6)
Gain (Loss) on disposition of assets, net	13	0.0	(14)	0.0	12	0.0	(19)	0.0
Equity in earnings (losses) of unconsolidated joint ventures, net	43	(0.1)	(26)	(0.1)	76	0.1	(241)	(0.1)
Other income	10	0.0	—	0.0	28	0.0	—	0.0

Loss before (provision) benefit for income taxes	(2,960)	(3.4)	(1,479)	(1.9)	(8,441)	(3.2)	(1,971)	(0.9)
(Provision) Benefit for income taxes	(7,003)	(7.9)	542	0.7	(5,668)	(2.2)	493	0.2

Net loss	$(9,963)	(11.3)	$(937)	(1.2)	$(14,109)	(5.4)	$(1,478)	(0.7)

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Revenues.

Total revenues were $88.0 million for the three months ended September 30, 2013, compared to $78.0 million for the three months ended September 30, 2012, representing an increase of $10.0 million, or 12.8%. This increase in revenues is primarily the result of an increase in resident and healthcare revenue of $9.8 million and an increase in community reimbursement revenue of $0.2 million.

•

The increase in resident and healthcare revenue primarily results from an increase of $9.7 million from the senior living communities acquired by the Company during fiscal 2013 and subsequent to the third quarter of fiscal 2012 and an increase in average monthly rental rates of 1.8% at the Company’s other consolidated same-store communities.

•	Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities and joint ventures that the Company operates under long-term management agreements.

Expenses.

Total expenses were $85.1 million in the third quarter of fiscal 2013 compared to $75.0 million in the third quarter of fiscal 2012, representing an increase of $10.1 million, or 13.5%. This increase in expenses is primarily the result of a $6.1 million increase in operating expenses, a $1.7 million increase in general and administrative expenses, a $0.5 million increase in facility lease expense, a $0.3 million increase in stock-based compensation expense, a $1.3 million increase in depreciation and amortization expense, and a $0.2 million increase in community reimbursement expense.

•	The increase in operating expenses primarily results from the senior living communities acquired by the Company during fiscal 2013 and subsequent to the third quarter of fiscal 2012.

•

General and administrative expenses increased $1.7 million primarily from an increase of $0.5 million in wages and benefits for existing and additional full-time employees hired subsequent to the third quarter of fiscal 2012 and a net increase of $1.2 million in employee insurance benefits and claims paid, which resulted in higher health insurance costs to the Company.

•

The $0.5 million increase in facility lease expense primarily results from contingent annual rental rate escalations for certain existing leases. As of September 30, 2013, the Company had net deferred gains on sale/leaseback transactions of approximately $20.6 million that are being recognized into income as a reduction to facility lease expense over their respective initial lease terms.

•

Depreciation and amortization expense increased $1.3 million primarily from an increase of $4.8 million from the senior living communities acquired by the Company during fiscal 2013 and subsequent to the third quarter of fiscal 2012 offset by a decrease in in-place lease amortization of approximately $3.5 million for senior living communities acquired by the Company during fiscal 2011 and 2012 which were fully amortized prior to the third quarter of fiscal 2013.

•

Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures that the Company operates under long-term management agreements.

Other income and expense.

•

Interest income generally reflects interest earned on the investment of cash balances and interest earned on escrowed funds. Interest income decreased primarily due to lower average cash balances in the third quarter of fiscal 2013 when compared to the third quarter of fiscal 2012.

•

Interest expense increased $1.1 million in the third quarter of fiscal 2013 when compared to the third quarter of fiscal 2012 primarily due to the additional mortgage debt associated with the senior living communities acquired by the Company during fiscal 2013 and subsequent to the third quarter of fiscal 2012.

•

Equity in earnings (losses) of unconsolidated joint ventures, net, represents the Company’s share of the net earnings (losses) on its investments in SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, and SHPIII/CSL Levis Commons.

(Provision) Benefit for income taxes.

Provision for income taxes for the third quarter of fiscal 2013 was approximately $7.0 million, or 236.6% of loss before income taxes, compared to a benefit for income taxes of approximately $0.5 million, or 36.6% of loss before income taxes, for the third quarter of fiscal 2012. The effective tax rates for the third quarters of fiscal 2013 and 2012 differ from the statutory tax rates due to state income taxes, permanent tax differences, and the deferred tax asset valuation allowance. The Company is impacted by the TMT, which effectively imposes tax on modified gross revenues for communities within the State of Texas. The Company consolidated 36 Texas communities in the third quarter of fiscal 2013 and 35 Texas communities in the third quarter of fiscal 2012 and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary. Based upon this analysis, a valuation allowance of $7.5 million was recorded at September 30, 2013, to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized. Prior to September 30, 2013, a valuation allowance had not been provided.

Net loss and comprehensive loss.

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(10.5 million) for the three months ended September 30, 2013, compared to net loss and comprehensive loss of $(0.9 million) for the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Revenues.

Total revenues were $261.4 million for the nine months ended September 30, 2013, compared to $227.3 million for the nine months ended September 30, 2012, representing an increase of approximately $34.2 million, or 15.0%. This increase in revenue is primarily the result of a $33.2 million increase in resident and healthcare revenue, an increase in affiliated management services revenue of $0.1 million and an increase in community reimbursement revenue of $0.8 million.

•

The increase in resident and healthcare revenue primarily results from an increase of $30.4 million from the senior living communities acquired by the Company during fiscal 2013 and 2012 and an increase in average monthly rental rates of 1.4% at the Company’s other consolidated same-store communities.

•	The $0.1 million increase in affiliated management services revenue primarily results from improved operational performance at the Company’s non-consolidated joint ventures.

•	Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities and joint ventures that the Company operates under long-term management agreements.

Expenses.

Total expenses were $252.8 million during the first nine months of fiscal 2013 compared to $216.7 million during the first nine months of fiscal 2012, representing an increase of $36.1 million, or 16.7%. This increase is primarily the result of a $20.0 million increase in operating expenses, a $4.1 million increase in general and administrative expenses, a $1.6 million increase in facility lease expense, a $1.3 million increase in stock-based compensation expense, a $8.2 million increase in depreciation and amortization expense, and a $0.8 million increase in community reimbursement expense.

•

The $20.0 million increase in operating expenses primarily results from an increase of $19.3 million from the senior living communities acquired by the Company during fiscal 2013 and 2012 and an increase in general overall operating costs at the Company’s other consolidated same-store communities of $0.7 million.

•

General and administrative expenses increased $4.1 million primarily from an increase of $0.2 million for the completion of a cost segregation tax study during the first quarter of fiscal 2013, an increase of $0.2 million for property and general liability insurance premium renewals, an increase of $1.4 million in wages and benefits for existing and additional full-time employees added during fiscal 2012 and 2013, and a net increase of $2.0 million in employee insurance benefits and claims paid, which resulted in higher health insurance costs to the Company and an increase in general overall administrative expenses of $0.3 million.

•

The $1.6 million increase in facility lease expense primarily results from the amortization of lease intangibles of approximately $0.5 million and a reduction in deferred gain amortization of approximately $0.9 million associated with the Ventas Lease Transaction along with contingent annual rental rate escalations for certain existing leases. As of September 30, 2013, the Company had net deferred gains on sale/leaseback transactions of approximately $20.6 million that are being recognized into income as a reduction to facility lease expense over their respective initial lease terms.

•

Depreciation and amortization expense increased $8.2 million primarily from an increase of $12.5 million from the senior living communities acquired by the Company during fiscal 2013 and 2012 and an increase of $1.4 million as a result of an increase in depreciable assets at the Company’s other consolidated same-store communities offset by a decrease in in-place lease amortization of approximately $7.0 million for senior living communities acquired by the Company during fiscal 2011 and 2012 which were fully amortized during fiscal 2012 or prior to the third quarter of fiscal 2013.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures.

Other income and expense.

•

Interest income generally reflects interest earned on the investment of cash balances and interest earned on escrowed funds. Interest income decreased primarily due to lower average cash balances during the first nine months of fiscal 2013 when compared to the first nine months of fiscal 2012.

•

Interest expense increased $4.6 million during the first nine months of fiscal 2013 when compared to the first nine months of fiscal 2012 primarily due to the additional mortgage debt associated with the senior living communities acquired by the Company during fiscal 2012 and 2013.

•

Equity in earnings (losses) of unconsolidated joint ventures, net, represents the Company’s share of the net earnings (losses) on its investments in SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, and SHPIII/CSL Levis Commons.

(Provision) Benefit for income taxes.

Provision for income taxes for the first nine months of fiscal 2013 was approximately $5.7 million, or 67.1% of loss before income taxes, compared to a benefit for income taxes of approximately $0.5 million, or 25.0% of loss before income taxes, for the first nine months of fiscal 2012. The effective tax rates for the first nine months of fiscal 2013 and 2012 differ from the statutory tax rates due to state income taxes, permanent tax differences, and the deferred tax asset valuation allowance. The Company is impacted by the TMT which effectively imposes tax on modified gross revenues for communities within the State of Texas. The Company consolidated 36 Texas communities in the first nine months of fiscal 2013 and 35 Texas communities in the first nine months of fiscal 2012 and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary. Based upon this analysis, a valuation allowance of $7.5 million was recorded at September 30, 2013, to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized. Prior to September 30, 2013, a valuation allowance had not been provided.

Net loss and comprehensive loss.

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(14.1 million) for the nine months ended September 30, 2013, compared to net loss and comprehensive loss of $(1.5 million) for the nine months ended September 30, 2012.

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

In addition to approximately $18.8 million of unrestricted cash balances on hand as of September 30, 2013, the Company’s principal sources of liquidity are expected to be cash flows from operations and from SHPIII/CSL Miami, SHP III/CSL Richmond Heights, SHPIII/CSL Levis Commons, supplemental debt financings, and/or proceeds from the sale of assets. The Company expects its available cash and cash flows from operations and from SHPIII/CSL Miami, SHP III/CSL Richmond Heights, SHPIII/CSL Levis Commons, supplemental debt financings, and proceeds from the sale of assets, to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions, conversions, and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company, from time to time, considers and evaluates transactions related to its portfolio including supplemental debt financings, purchases and sales, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

In summary, the Company’s cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$28,302	$37,201
Net cash used in investing activities	(63,514)	(84,892)
Net cash provided by financing activities	35,240	73,706

Net increase in cash and cash equivalents	$28	$26,015

Operating Activities.

The net cash provided by operating activities for the first nine months of fiscal 2013 primarily results from net loss of $(14.1 million), net non-cash charges of $43.5 million, a decrease in accounts receivable of $0.7 million, an increase in accrued expenses of $4.1 million, and a decrease in federal and state income taxes receivable/payable of $3.5 million, offset by an increase in property tax and insurance deposits of $1.1 million, an increase in prepaid expenses of $0.9 million, an increase in other assets of $3.1 million, and a decrease in accounts payable of $4.4 million. The net cash provided by operating activities for the first nine months of fiscal 2012 primarily resulted from a net loss of $(1.5 million), net non-cash charges of $19.7 million, a decrease in accounts receivable of $0.1 million, a decrease in property tax and insurance deposits of $2.1 million, a decrease in prepaid expenses and other assets of $5.4 million, an increase in accrued expenses of $3.3 million, and an increase in federal and state income taxes receivable/payable of $8.6 million offset by a decrease in accounts payable of $0.4 million and a decrease in customer deposits of $0.1 million.

Investing Activities.

The net cash used in investing activities for the first nine months of fiscal 2013 primarily results from capital expenditures of $9.9 million and acquisitions of senior living communities by the Company of $53.7 million, offset by distributions from joint ventures of $0.1 million. The net cash used in investing activities for the first nine months of fiscal 2012 primarily resulted from capital expenditures of $9.1 million, acquisitions of senior living communities by the Company of $75.6 million, and contributions to joint ventures of $0.2 million.

Financing Activities.

The net cash provided by financing activities for the first nine months of fiscal 2013 primarily results from notes payable proceeds of $56.9 million, of which $39.1 million related to the acquisition of senior living communities by the Company and $5.4 million was from insurance premium financing with the remaining $12.4 million related to the Company replacing an interim variable interest rate loan for the acquisition of a senior living community with long-term fixed interest rate financing from Fannie Mae, and $2.8 million resulted from proceeds from the issuance of common stock, offset by repayments of notes payable of $20.5 million, payments on capital lease and financing obligations of $0.6 million, excess tax benefits from the issuance of common stock of $1.5 million, additions to restricted cash of $1.2 million, and deferred financing charges paid of $0.7 million. The net cash provided by financing activities for the first nine months of fiscal 2012 primarily resulted from notes payable proceeds of $81.9 million of which $54.8 million related to the acquisition of senior living communities by the Company and $27.1 million was from insurance premium and supplemental financing on existing communities and $0.4 million resulted from proceeds and excess tax benefits from the issuance of common stock offset by repayments of notes payable of $6.8 million, additions to restricted cash of $0.1 million, and deferred financing charges paid of $1.4 million.

Debt Transactions.

On September 30, 2013, in conjunction with the acquisition of one senior living community, the Company obtained interim financing from Berkadia for approximately $8.5 million at a variable rate of LIBOR plus 3.75% with a maturity date of October 15, 2015. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over the initial loan term.

On September 5, 2013, the Company obtained approximately $7.6 million of mortgage debt on one senior living community from Fannie Mae. The new mortgage loan has a 10-year term with a 5.93% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over ten years.

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

On May 31, 2013, the Company obtained approximately $14.5 million of mortgage debt on one senior living community from Fannie Mae. The new mortgage loan has a 12-year term with a 5.30% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which is being amortized over 12-years.

On May 31, 2013, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $5.4 million. The finance agreement has a fixed interest rate of 1.97% with principal being repaid over an 11-month term.

On March 7, 2013, the Company obtained approximately $4.0 million of mortgage debt on one senior living community from Fannie Mae. The new mortgage loan has a 10-year term with a 4.66% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over ten years.

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

The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At September 30, 2013, and December 31, 2012, these communities carried a total net book value of $507.8 million and $469.8 million, respectively, with total mortgage loans outstanding of $395.6 million and $360.9 million, respectively.

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the terms of the respective notes. At September 30, 2013, and December 31, 2012, the Company had gross deferred loan costs of approximately $6.8 million and $6.2 million, respectively. Accumulated amortization was approximately $2.9 million and $2.2 million at September 30, 2013, and December 31, 2012, respectively.

The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of certain promissory notes. The Company was in compliance with all of its debt covenants at September 30, 2013, and December 31, 2012.

Recent Developments

Effective October 31, 2013, the Company closed the acquisition of one senior living community located in Milford, Massachusetts, for approximately $15.8 million. The community consists of 68 assisted living units. The Company obtained financing from Fannie Mae for approximately $11.9 million of the acquisition price at a fixed rate of 5.38% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective October 23, 2013, the Company closed the acquisition of one senior living community located in Fitchburg, Wisconsin, for approximately $16.0 million. The community consists of 82 assisted living units. The Company obtained financing from Fannie Mae for approximately $12.0 million of the acquisition price at a fixed rate of 5.50% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of September 30, 2013, the Company had $399.0 million in outstanding debt comprised of various fixed and variable interest rate debt instruments of $386.0 million and $13.0 million, respectively. In addition, as of September 30, 2013, the Company had $530.6 million in future lease obligations with contingent rent increases on certain leases based on changes in the consumer price index or certain operational performance measures.

Changes in interest rates would affect the fair market values of the Company’s fixed interest rate debt instruments, but would not have an impact on the Company’s earnings or cash flows. Increases in the consumer price index could have an effect on future facility lease expense if the leased community exceeds the contingent rent escalation thresholds set forth in each of the Company’s lease agreements.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following information is provided pursuant to Item 703 of Regulation S-K. The Company did not purchase any shares of its common stock pursuant to the Company’s share repurchase program (as described below) during the nine month period ended September 30, 2013. The information set forth in the table below reflects shares purchased by the Company pursuant to this repurchase program prior to the nine month period ended September 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Total at June 30, 2013	349,800	$2.67	349,800	$9,065,571
July 1 – July 31, 2013	—	—	—	—
August 1 – August 31, 2013	—	—	—	—
September 1 – September 30, 2013	—	—	—	—

Total at September 30, 2013	349,800	$2.67	349,800	$9,065,571

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
Date: November 5, 2013

INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

Exhibit Number		Description
3.1	—	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to exhibit 3.1 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)

3.1.1	—	Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

3.2	—	Second Amended and Restated Bylaws of the Registrant (Incorporated by reference to exhibit 3.1 to the Company’s Current Report filed by the Company with the Securities and Exchange Commission on March 8, 2013.)

4.1	—	Rights Agreement, dated as of February 25, 2010, between Capital Senior Living Corporation and Mellon Investor Services, L.L.C., including all exhibits thereto, (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 26, 2010.)

4.1.1	—	First Amendment to Rights Agreement, dated as of March 5, 2013, between Capital Senior Living Corporation and Computershare Shareowner Services LLC, formerly known as Mellon Investor Services, L.L.C. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 8, 2013.)

4.2	—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock, $0.01 par value. (Incorporated by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 26, 2010.)

4.3	—	Form of Right Certificate. (Included as Exhibit B to the Rights Agreement, which is Exhibit 4.1 hereto, as amended pursuant to the First Amendment to Rights Agreement, which is Exhibit 4.1.1 hereto.)

4.4	—	Form of Summary of Rights. (Included as Annex A to the First Amendment to Rights Agreement, which is Exhibit 4.1.1 hereto.)

4.5	—	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

4.6	—	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

31.1*	—	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	—	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	—	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Ralph A. Beattie pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema Document

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.