Form 10-K
period 2013-12-31
CAPITAL SENIOR LIVING CORP
filed 2014-03-03
CIK 1043000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the 27,176,929 shares of the Registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates (defined to exclude all of the Registrant’s executive officers and directors) on December 31, 2013, based upon the adjusted closing price of the Registrant’s Common Stock as reported by the New York Stock Exchange on June 28, 2013, was approximately $649.5 million. As of February 21, 2014, the Registrant had 28,858,933 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement pertaining to its 2014 Annual Meeting of Stockholders and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A are incorporated herein by reference into Part III of this report.

CAPITAL SENIOR LIVING CORPORATION

i

PART I

ITEM 1.	BUSINESS.

Overview

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company and its predecessors have provided senior living services since 1990. As of December 31, 2013, the Company operated 112 senior living communities in 26 states with an aggregate capacity of approximately 14,600 residents, including 62 senior living communities which the Company either owned or in which the Company had an ownership interest and 50 senior living communities that the Company leased. As of December 31, 2013, the Company also operated one home care agency. During 2013, approximately 96% of total revenues for the senior living communities operated by the Company were derived from private pay sources.

The Company’s operating strategy is to provide value to its senior living residents by providing quality senior living services at reasonable prices, while achieving and sustaining a strong, competitive position within its geographically concentrated regions, as well as continuing to enhance the performance of its operations. The Company provides senior living services to the elderly, including independent living, assisted living, and home care services. Many of the Company’s communities offer a continuum of care to meet its residents’ needs as they change over time. This continuum of care, which integrates independent living and assisted living and is bridged by home care through independent home care agencies or the Company’s home care agency, sustains residents’ autonomy and independence based on their physical and mental abilities.

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

According to the American Seniors Housing Association Seniors Housing Construction Trends Report for 2013, as of March 31, 2013, 14.6% of the age-restricted seniors housing supply in the 100 largest metropolitan areas of the United States were assisted living units, 18.6% were independent living units, 41.9% were nursing care beds, 3.6% were memory care units and 21.3% relate to senior apartments.

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

Demographics

According to the American Seniors Housing Association Seniors Housing Construction Trends Report for 2013, the largest 100 metropolitan areas of the United States contain approximately 66% of the total United States population, 62% of the age 65+ population, and 61% of the age 75+ population, based on the most recent population projections from the United States Census Bureau. As the number of persons aged 75 and older continues to grow, the Company believes that there will be corresponding increases in the number of persons who need assistance with ADLs.

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

Restricted Supply of Nursing Beds

Several states in the United States have adopted Certificate of Need (“CON”) or similar statutes generally requiring that, prior to the addition of new skilled nursing beds, the addition of new services, or the making of certain capital expenditures, a state agency must determine that a need exists for the new beds or the proposed activities. The Company believes that this CON process tends to restrict the supply and availability of licensed nursing facility beds. High construction costs, limitations on government reimbursement, and start-up expenses also act to constrain growth in the supply of such facilities. At the same time, nursing facility operators are continuing to focus on improving occupancy and expanding services to sub-acute patients generally of a younger age and requiring significantly higher levels of nursing care. As a result, the Company believes that there has been a decrease in the number of skilled nursing beds available to patients with lower acuity levels and that this trend should increase the demand for the Company’s senior living communities, including, particularly, the Company’s assisted living communities.

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

Provide a Broad Range of Quality Personalized Care

Central to the Company’s operating strategy is its focus on providing quality care and services that are personalized and tailored to meet the individual needs of each community resident. The Company’s residences and services are designed to provide a broad range of care that permits residents to “age in place” as their needs change and as they develop further physical or cognitive frailties. By creating an environment that maximizes resident autonomy and provides individualized service programs, the Company seeks to attract seniors at an earlier stage, before they need the higher level of care provided in a skilled nursing facility. The Company also maintains a comprehensive quality assurance program designed to ensure the satisfaction of its residents and their family members. The Company conducts annual resident satisfaction surveys that allow residents at each community to express whether they are “very satisfied,” “satisfied” or “dissatisfied” with all major areas of a community, including, housekeeping, maintenance, activities and transportation, food service, security and management. In both 2013 and 2012, the Company achieved 95% overall approval ratings from the residents’ satisfaction surveys.

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

Improve Occupancy Rates

The Company continually seeks to maintain and improve occupancy rates by: (i) retaining residents as they “age in place” by extending optional care and service programs and converting existing units to higher levels of care; (ii) attracting new residents through the on-site marketing programs focused on residents and family members; (iii) selecting communities in underserved markets; (iv) aggressively seeking referrals from professional community outreach sources, including area religious organizations, senior social service programs, civic and business networks, as well as the medical community; and (v) continually refurbishing and renovating its communities.

Improve Operating Efficiencies

The Company seeks to improve operating efficiencies at its communities by actively monitoring and managing operating costs. By having an established portfolio of communities in geographically concentrated regions throughout the United States with regional management in place, the Company believes it has established a platform to achieve operating efficiencies through economies of scale in the purchase of bulk items, such as food and supplies, and in the spreading of fixed costs, such as corporate overhead, over a larger revenue base, and to provide more effective management supervision and financial controls. The Company’s growth strategy includes regional clustering of new communities to achieve further efficiencies.

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

Senior Living Services

The Company provides senior living services to the elderly, including independent living and assisted living services, and also provides home care services at one of its communities. By offering a variety of services and encouraging the active participation of the resident and the resident’s family and medical consultants, the Company is able to customize its service plan to meet the specific needs and desires of each resident. As a result, the Company believes that it is able to maximize customer satisfaction and avoid the high cost of delivering unnecessary services to residents.

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

Independent Living Services

The Company provides independent living services to seniors who typically do not yet need assistance or support with ADLs, but who prefer the physical and psychological comfort of a residential community that offers health care and other services. As of December 31, 2013, the Company owned or had ownership interests in 36 communities and leased 19 communities that provide independent living services, which include communities that combine assisted living and other services, with an aggregate capacity for approximately 7,600 residents.

Independent living services provided by the Company include daily meals, transportation, social and recreational activities, laundry, housekeeping and 24-hour staffing. The Company also fosters the wellness of its residents by offering access to health screenings (such as blood pressure checks), periodic special services (such as influenza inoculations), dietary and similar programs, as well as ongoing exercise and fitness classes. Classes are given by health care professionals to keep residents informed about health and disease management. Subject to applicable government regulation, personal care and medical services are available to independent living residents through either the community staff or through the Company’s agency or other independent home care agencies. The Company’s independent living residents pay a fee ranging from $1,150 to $6,690 per month, in general, depending on the specific community, program of services, size of the unit and amenities offered. The Company’s contracts with its independent living residents are generally for a term of one year and are typically terminable by either party, under certain circumstances, upon 30 days notice.

Assisted Living Services

The Company offers a wide range of assisted living care and services, including personal care services, 24-hour staffing, support services, and supplemental services. As of December 31, 2013, the Company owned or had ownership interests in 42 communities and leased 41 communities that provide assisted living services, which include communities that combine independent living and other services, with an aggregate capacity for approximately 7,000 residents. The residents of the Company’s assisted living residences generally need help with some or all ADLs, but do not require the more acute medical care traditionally given in nursing homes. Upon admission to the Company’s assisted living communities, and in consultation with the resident, the resident’s family and medical consultants, each resident is assessed to determine his or her health status, including functional abilities and need for personal care services. The resident also completes a lifestyles assessment to determine the resident’s preferences. From these assessments, a care plan is developed for each resident to ensure that all staff members who render care meet the specific needs and preferences of each resident where possible. Each resident’s care plan is reviewed periodically to determine when a change in care is needed.

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

The Company’s assisted living residents pay a fee ranging from $1,600 to $7,645 per month, in general, depending on the specific community, the level of personal care services, support service and supplemental services provided to the resident, size of the unit and amenities offered. The Company’s contracts with its assisted living residents are generally for a term of one year and are typically terminable by either party, under certain circumstances, upon 30 days notice.

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

Continuing Care Retirement Community Services

In addition to assisted living and independent living care, during fiscal 2013 in two of its communities the Company offered traditional long-term care through 24-hour-per-day skilled nursing care by registered nurses, licensed practical nurses and certified nursing assistants, and a comprehensive range of restorative nursing and rehabilitation services including, but not limited to, physical, occupational, speech and medical social services. The Company’s residents who received skilled nursing services paid fees ranging from $5,790 to $7,950 per month, in general, depending on the specific community and the level of care provided. During fiscal 2013, a comprehensive review of care and service offerings was conducted and the Company determined it would no longer provide skilled nursing services at these two communities. Former residents who required these services were relocated and these two communities are in the process of being repositioned with space being converted to offer assisted living care and services.

Home Care Services

As of December 31, 2013, the Company provided home care services to clients at one senior living community through the Company’s home care agency and made home care services available to clients at a majority of its senior living communities through third-party providers. The Company believes that the provision of private pay, home care services is an attractive adjunct to its independent living services because it allows the Company to make available more services to its residents as they age in place and increases the length of stay in the Company’s communities. In addition, the Company makes available to residents certain customized physician, dentistry, podiatry and other health-related services that may be offered by third-party providers.

Operating Communities

The table below sets forth certain information with respect to senior living communities operated by the Company as of December 31, 2013.

Community		Units	Resident Capacity[1]				Commencement of Operations[3]
			IL	AL	Total	Ownership[2]
Owned:
Autumn Glen	Greencastle, IN	52	—	64	64	100%	06/13
Canton Regency	Canton, OH	239	162	145	307	100%	03/91
Chateau of Batesville	Batesville, IN	41	—	43	43	100%	10/12
Country Charm	Greenwood, IN	90	—	166	166	100%	10/12
Country Charm Village	Indianapolis, IN	73	—	105	105	100%	10/12
Courtyards at Lake Granbury	Granbury, TX	81	—	112	112	100%	03/12
Good Tree Retirement and Memories	Stephenville, TX	60	20	75	95	100%	03/12
Gramercy Hill	Lincoln, NE	146	62	103	165	100%	10/98
Heatherwood	Detroit, MI	158	185	—	185	100%	01/92
Harbor Court	Rocky River, OH	122	—	144	144	100%	12/12
Independence Village of Peoria	Peoria, IL	158	166	—	166	100%	08/00
Independence Village of Winston-Salem	Winston-Salem, NC	155	161	—	161	100%	08/00
Keystone Woods Assisted Living	Anderson, IN	50	—	70	70	100%	07/11

Community		Units	Resident Capacity[1]				Commencement of Operations[3]
			IL	AL	Total	Ownership[2]
Laurel Hurst Laurel Woods	Columbus, NC	102	70	60	130	100%	10/11
Marquis Place of Elkhorn	Elkhorn, NE	64	—	69	69	100%	03/13
Middletown	Middletown, OH	61	—	75	75	100%	09/13
Montclair	Springfield, MO	158	178	—	178	100%	12/12
North Pointe	Anderson, SC	70	—	70	70	100%	10/11
River Crossing Assisted Living	Charlestown, IN	100	—	106	106	100%	12/13
Riverbend Independent and Assisted Living	Jeffersonville, IN	112	—	114	114	100%	03/12
Remington at Valley Ranch	Irving, TX	127	158	—	158	100%	04/12
Residence of Chardon	Chardon, OH	42	—	52	52	100%	10/12
Sedgwick Plaza	Wichita, KS	150	130	35	165	100%	08/00
Sugar Grove	Plainfield, IN	164	48	116	164	100%	12/13
Summit Place	Anderson, SC	91	19	89	108	100%	10/11
Summit Point Living	Macedonia, OH	163	126	98	224	100%	08/11
Towne Centre Retirement Community	Merrillville, IN	210	163	75	238	100%	03/91
Vintage	St. Joseph, MO	102	44	92	136	100%	05/13
Waterford at College Station	College Station, TX	53	—	87	87	100%	03/12
Waterford at Columbia	Columbia, SC	117	141	—	141	100%	11/00
Waterford at Corpus Christi	Corpus Christi, TX	50	—	56	56	100%	10/12
Waterford at Deer Park	Deer Park, TX	120	144	—	144	100%	11/00
Waterford at Dillon Pointe	Spartanburg, SC	36	—	55	55	100%	12/13
Waterford at Edison Lakes	South Bend, IN	116	141	—	141	100%	12/00
Waterford at Fairfield	Fairfield, OH	120	140	—	140	100%	11/00
Waterford at Fitchburg	Fitchburg, WI	82	—	150	150	100%	10/13
Waterford at Fort Worth	Fort Worth, TX	151	177	—	177	100%	06/00
Waterford at Highland Colony	Jackson, MS	119	143	—	143	100%	11/00
Waterford at Ironbridge	Springfield, MO	118	142	—	142	100%	06/01
Waterford at Mansfield	Mansfield, OH	118	142	—	142	100%	10/00
Waterford at Mesquite	Mesquite, TX	153	176	—	176	100%	09/99
Waterford at Oakwood	Oakwood, GA	64	—	70	70	100%	09/13
Waterford at Pantego	Pantego, TX	119	143	—	143	100%	12/00
Waterford at Plano	Plano, TX	135	109	57	166	100%	12/00
Waterford at Shreveport	Shreveport, LA	117	133	—	133	100%	03/99
Waterford at Thousand Oaks	San Antonio, TX	119	135	—	135	100%	05/00
Waterford on Cooper	Arlington, TX	105	—	151	151	100%	03/12
Waterford on Huebner	San Antonio, TX	119	135	—	135	100%	04/99
Wellington at Arapaho	Richardson, TX	140	113	57	170	100%	05/02
Wellington at Conroe	Conroe, TX	44	25	35	60	100%	03/12
Wellington at Kokomo	Kokomo, IN	96	—	99	99	100%	07/11
Wellington at North Richland Hills	North Richland Hills, TX	119	139	—	139	100%	01/02
Wellington at Oklahoma City	Oklahoma City, OK	119	143	—	143	100%	11/00
Whitcomb House	Milford, MA	68	—	87	87	100%	10/13
Woodlands of Columbus	Columbus, OH	116	—	117	117	100%	10/12
Woodlands of Hamilton	Hamilton, OH	87	—	100	100	100%	10/12
Woodlands of Shaker Heights	Shaker Heights, OH	66	—	85	85	100%	10/12
Woodview Assisted Living	Fort Wayne, IN	88	—	130	130	100%	12/13
Wynnfield Crossing Assisted Living	Rochester, IN	59	—	79	79	100%	07/11

		6,274	4,113	3,493	7,606

Community		Units	Resident Capacity[1]				Commencement of Operations[3]
			IL	AL	Total	Ownership[2]

Leased:
Ventas:
Amberleigh	Buffalo, NY	267	387	—	387	N/A	01/92
Cottonwood Village	Cottonwood, AZ	163	131	58	189	N/A	03/91
Crown Pointe	Omaha, NE	135	139	26	165	N/A	08/00
Georgetowne Place	Fort Wayne, IN	159	242	—	242	N/A	10/05
Harrison at Eagle Valley[4]	Indianapolis, IN	124	138	—	138	N/A	03/91
Independence Village of East Lansing	East Lansing, MI	149	161	—	161	N/A	08/00
Independence Village of Olde Raleigh	Raleigh, NC	167	177	—	177	N/A	08/00
Rose Arbor	Maple Grove, MN	144	86	87	173	N/A	06/06
Villa Santa Barbara	Santa Barbara, CA	125	64	62	126	N/A	08/00
West Shores	Hot Springs, AR	137	131	42	173	N/A	08/00
Whitley Place	Keller, TX	47	—	65	65	N/A	02/08

HCN:
Azalea Trails Assisted Living	Tyler, TX	56	—	70	70	N/A	09/10
Buffalo Creek Assisted Living	Waxahachie, TX	56	—	70	70	N/A	09/10
Dogwood Trails Assisted Living	Palestine, TX	65	—	75	75	N/A	09/10
Hawkins Creek Assisted Living	Longview, TX	56	—	70	70	N/A	09/10
Hearth at Prestwick	Avon, IN	136	—	150	150	N/A	08/06
Hearth at Windermere	Fishers, IN	128	—	150	150	N/A	08/06
Heritage Oaks Assisted Living	Conroe, TX	75	—	90	90	N/A	09/10
Keepsake Village of Columbus	Columbus, IN	46	—	48	48	N/A	08/06
Magnolia Court Assisted Living	Nacogdoches, TX	56	—	70	70	N/A	09/10
Martin Crest Assisted Living	Weatherford, TX	56	—	86	86	N/A	09/10
Pecan Point Assisted Living	Sherman, TX	56	—	70	70	N/A	09/10
Santa Fe Trails Assisted Living	Cleburne, TX	56	—	86	86	N/A	09/10
Spring Lake Assisted Living	Paris, TX	56	—	70	70	N/A	09/10
Spring Meadows Libertyville	Libertyville, IL	198	208	45	253	N/A	04/11
Spring Meadows Naperville	Naperville, IL	197	186	45	231	N/A	04/11
Spring Meadows at Summit	Summit, NJ	89	—	98	98	N/A	04/11
Spring Meadows at Trumbull	Trumbull, CT	148	136	42	178	N/A	04/11
Stonefield Assisted Living	McKinney, TX	75	—	90	90	N/A	09/10
Walnut Creek Assisted Living	Mansfield, TX	56	—	70	70	N/A	09/10
Waterford at Ames	Ames, IA	60	—	122	122	N/A	02/06
Waterford at Miracle Hills	Omaha, NE	63	—	70	70	N/A	03/06
Waterford at Roxbury Park	Omaha, NE	65	—	70	70	N/A	02/06
Waterford at Van Dorn	Lincoln, NE	69	—	84	84	N/A	02/06
Waterford at Woodbridge	Plattsmouth, NE	40	—	45	45	N/A	02/06

HCP:
Atrium of Carmichael	Sacramento, CA	151	155	—	155	N/A	01/92
Charlotte Square	Charlotte, NC	120	—	125	125	N/A	12/06
Chesapeake Place	Chesapeake, VA	103	—	153	153	N/A	12/06
Covenant Place of Abilene	Abilene, TX	50	—	55	55	N/A	08/04
Covenant Place of Burleson	Burleson, TX	74	—	80	80	N/A	08/04
Covenant Place of Waxahachie	Waxahachie, TX	50	—	55	55	N/A	08/04
Crescent Place	Cedar Hill, TX	80	—	85	85	N/A	11/05

Community		Units	Resident Capacity[1]				Commencement of Operations[3]
			IL	AL	Total	Ownership[2]
Crescent Point	Cedar Hill, TX	111	134	—	134	N/A	08/04
Crosswood Oaks	Sacramento, CA	121	127	—	127	N/A	01/92
Good Place	North Richland Hills, TX	72	—	80	80	N/A	08/04
Greenville Place	Greenville, SC	102	—	153	153	N/A	12/06
Meadow Lakes	North Richland Hills, TX	119	145	—	145	N/A	08/04
Myrtle Beach Estates	Myrtle Beach, SC	108	—	142	142	N/A	12/06
Tesson Heights	St. Louis, MO	184	134	72	206	N/A	10/98
Veranda Club	Boca Raton, FL	186	177	49	226	N/A	01/92

		5,206	3,058	3,275	6,333
Affiliates:
SHPIII/CSL:
Waterford at Levis Commons	Toledo, OH	146	163	44	207	10%	04/09
Waterford at Richmond Heights	Richmond Heights, OH	148	117	110	227	10%	04/09
Wellington at Dayton	Miamisburg, OH	149	146	94	240	10%	08/08

		443	426	248	674
Total		11,923	7,597	7,016	14,613

(1)	Independent living (IL) residences and assisted living (AL) residences.

(2)	Those communities shown as 10% owned consist of the Company’s ownership of 10% of the member interests in SHPIII/CSL (as defined below).

(3)	Indicates the date on which the Company acquired or commenced operating the community. The Company operated certain of its communities pursuant to management agreements prior to acquiring interests in or leasing the communities.

(4)	The Company’s home care agency is on-site at The Harrison at Eagle Valley community.

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

The following are the principal elements of the Company’s growth strategy:

Organic Growth

The Company intends to continue to focus on the lease-up of its non-stabilized communities and to increase its occupancy, rents and operating margins of its stabilized communities. The Company continually seeks to improve occupancy rates and increase average rents by: (i) retaining residents as they “age in place” by extending optional care and service programs and converting existing units to higher levels of care; (ii) attracting new residents through the on-site marketing programs focused on residents and family members and utilizing technology to enhance Internet marketing; (iii) aggressively seeking referrals from professional community outreach sources, including area religious organizations, senior social service programs, civic and business networks, as well as the medical community; and (iv) continually refurbishing and renovating its communities.

Expansion and Conversions of Existing Communities

The Company intends to increase levels of care and capacity at certain of its existing communities through expansion and/or conversions of certain units. Increasing our levels of care and capacity is expected to increase revenue and operating income while meeting the needs of our residents who have an average age of 85 years.

Pursue Strategic Acquisitions

The Company intends to continue to pursue acquisitions of senior living communities. Through strategic acquisitions, joint venture investments, or facility leases, the Company seeks to acquire communities in existing geographically concentrated regions as a means to increase market share, augment existing clusters, strengthen its ability to provide a broad range of care, and create operating efficiencies. As the industry continues to consolidate, the Company believes that opportunities will arise to acquire other senior living companies. The Company believes that the current fragmented nature of the senior living industry, combined with the Company’s financial resources, geographically concentrated regions, and extensive contacts within the industry, should provide it with the opportunity to evaluate a number of potential acquisition opportunities in the future. In reviewing acquisition opportunities, the Company will consider, among other things, geographic location, competitive climate, reputation and quality of management and communities, and the need for renovation or improvement of the communities.

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

The assisted living component of the senior living communities is managed by licensed professionals, such as a nurse and/or a licensed administrator. These licensed professionals have many of the same operational responsibilities as the Company’s executive directors, but their primary responsibility is to oversee resident care. Many of the Company’s senior living communities are part of a campus setting, which include independent living. This campus arrangement allows for cross-utilization of certain support personnel and services, including administrative functions that result in greater operational efficiencies and lower costs than freestanding facilities.

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

Resident and Resident’s Family Input.    On a routine basis, the Company provides residents and their family members the opportunity to provide valuable input regarding the day-to-day delivery of services. On-site management at each community has fostered and encouraged active resident councils and resident committees who meet independently. These resident bodies meet with on-site management on a monthly basis to offer input and suggestions as to the quality and delivery of services. Additionally, at each community the Company conducts annual resident satisfaction surveys to further monitor the satisfaction levels of both residents and their family members. These surveys are sent directly to a third party firm for tabulation then to the Company’s corporate headquarters for distribution to onsite staff. For both fiscal 2013 and 2012, the Company achieved 95% approval ratings from its residents. For any departmental area of service scoring below a 90%, a plan of correction is developed jointly by on-site, regional and corporate staff for immediate implementation.

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

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs. The Company is not aware of any environmental liability with respect to any of its owned, leased or managed communities that the Company believes would have a material adverse effect on its business, financial condition, or results of operations. The Company believes that its communities are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. The Company has not been notified by any governmental authority, and is not otherwise aware of any material non-compliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of the communities the Company currently operates.

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

Competition

The senior living industry is highly competitive, and the Company expects that all segments of the industry will become increasingly competitive in the future. Although there are a number of substantial companies active in the senior living industry and in the markets in which the Company operates, the industry continues to be very fragmented and characterized by numerous small operators. The Company primarily competes with Brookdale Senior Living Inc., Emeritus Corporation, and Five Star Quality Care, Inc. The Company believes that the primary competitive factors in the senior living industry are: (i) location; (ii) reputation for and commitment to a high quality of service; (iii) quality of its on-site staff and support services offered (such as food services); (iv) price of services; and (v) physical appearance and amenities associated with the communities. The Company competes with other companies providing independent living, assisted living, skilled nursing, home health care, and other similar service and care alternatives, some of whom may have greater financial resources than the Company. Because seniors tend to choose senior living communities near their homes, the Company’s principal competitors are other senior living and long-term care communities in the same geographic areas as the Company’s communities. The Company also competes with other health care businesses with respect to attracting and retaining nurses, technicians, aides and other high quality professional and non-professional employees and managers.

Employees

As of December 31, 2013, the Company employed 5,623 persons, of which 2,832 were full-time employees (79 of whom are located at the Company’s corporate offices) and 2,791 were part-time employees. None of the Company’s employees are currently represented by a labor union and the Company is not aware of any union organizing activity among its employees. The Company believes that its relationship with its employees is good.

Executive Officers and Other Key Employees of the Registrant

The following table sets forth certain information concerning each of the Company’s executive officers and other key employees as of January 31, 2014:

Name	Age	Position(s) with the Company
Lawrence A. Cohen	60	Chief Executive Officer and Vice Chairman of the Board
Keith N. Johannessen	57	President and Chief Operating Officer
Ralph A. Beattie	64	Executive Vice President and Chief Financial Officer
David R. Brickman	55	Senior Vice President, Secretary and General Counsel
David W. Beathard, Sr.	66	Senior Vice President — Operations
Gregory P. Boemer	46	Vice President — Operations
Gary E. Fernandez	50	Vice President — National Sales and Marketing
Joseph G. Solari	49	Vice President — Corporate Development
Gloria Holland	46	Vice President — Finance
Glen H. Campbell	69	Vice President — Asset Management
Christopher H. Lane	42	Vice President — Financial Reporting
Robert F. Hollister	58	Property Controller

Lawrence A. Cohen has served as one of our directors since November 1996 and as Vice Chairman of the Board since November 1996. He has served as our Chief Executive Officer since May 1999 and was our Chief Financial Officer from November 1996 to May 1999. From 1991 to 1996, Mr. Cohen served as President and Chief Executive Officer of Paine Webber Properties Incorporated. Mr. Cohen serves on the boards of various charitable organizations and is active in several industry associations. Mr. Cohen was a founding member and is on the Executive Committee of the Board of Directors of the American Seniors Housing Association and serves on the Operator Advisory Board of the National Investment Center for the Seniors Housing & Care Industry. Mr. Cohen is a licensed attorney and is also a Certified Public Accountant. He received an LL.M. in Taxation from New York University School of Law, a JD from St. John’s University School of Law, and a BBA in Accounting from The George Washington University. Mr. Cohen has had positions with businesses involved in senior living for 29 years.

Keith N. Johannessen has been a director since May 1999. Mr. Johannessen has served as our President since March 1994 and Chief Operating Officer since May 1999. He has more than 35 years of operational experience in seniors housing. Mr. Johannessen began his senior housing career in 1978 with Life Care Services Corporation and then joined Oxford Retirement Services, Inc as Executive Vice President. He later served as Senior Manager in the health care practice of Ernst & Young LLP prior to joining the Company in 1993. Mr. Johannessen has served on the State of the Industry and Model Assisted Living Regulations Committees of the American Seniors Housing Association. He holds a BA degree.

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

David R. Brickman is currently the Senior Vice President, Secretary, and General Counsel of the Company. He served as Vice President and General Counsel of the Company and its predecessors since July 1992 and has served as Secretary of the Company since May 2007. From 1989 to 1992, Mr. Brickman served as in-house counsel with LifeCo Travel Management Company, a corporation that provided travel services to U.S. corporations. Mr. Brickman earned a Juris Doctor and Masters of Business Administration from the University of South Carolina and a Masters in Health Administration from Duke University. He currently serves on the Board of Advisors for the Southern Methodist University Corporate Counsel Symposium. He is also a member of the National Center for Assisted Living In-house Counsel Roundtable Task Force, as well as the Long-Term Care Risk Legal Forum. Mr. Brickman has either practiced law or performed in-house counsel functions for 27 years.

David W. Beathard, Sr. is currently the Senior Vice President — Operations of the Company. He served as Vice President — Operations of the Company and its predecessors since August 1996. From 1992 to 1996, Mr. Beathard owned and operated a consulting firm, which provided operational, marketing, and feasibility consulting regarding senior housing facilities. Mr. Beathard has been active in the operational, sales and marketing, and construction oversight aspects of senior housing for 40 years.

Gregory P. Boemer joined the Company in October 2001 as a Regional Manager and has served as Vice President — Operations since June 2013. Prior to joining the Company, Mr. Boemer was a Regional Manager for Alterra Healthcare. Mr. Boemer is a graduate of Texas A&M University and attended the University of North Texas with a focus in Gerontology. Mr. Boemer has been active in all aspects of senior housing for 18 years.

Gary E. Fernandez joined the Company in October 2001 as a Regional Sales and Marketing Director and served in such capacity until being promoted to his current position of Vice President — National Sales and Marketing since January 2014. In addition to his role as Regional Sales and Marketing Director with the Company, he served as Director of Corporate Marketing and Media from 2002 to 2003. Prior to joining the Company, he served as National Sales and Marketing Director with Hearthstone Assisted Living from 1999 to 2001. He also served as Director of Advertising with Alterra Healthcare from 1997 to 1999. He is a graduate of the University of Wisconsin — Milwaukee and has been active in the senior housing industry for 16 years.

Joseph G. Solari joined the Company as Vice President — Corporate Development in September 2010. Mr. Solari has more than 17 years of experience originating, structuring, negotiating and executing the acquisition, sale and divestiture of healthcare real estate and real estate operating companies. Prior to joining the Company, from 2007 to 2009, Mr. Solari was Managing Director, Acquisitions for Ventas, Inc., where he was responsible for the firm’s real estate investment activities in the seniors housing and skilled nursing industries. Prior to Ventas, Inc., from 1999 to 2007, Mr. Solari spent eight years in the healthcare investment banking group of Houlihan Lokey, where he was responsible for the origination and execution of merger and acquisition, private placement and financial restructuring engagements for the firm’s healthcare clients, with particular focus on facility-based, healthcare services companies. Mr. Solari earned his Masters in Business Administration degree from Virginia Commonwealth University.

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

Glen H. Campbell has served as Vice President — Asset Management of the Company since September 1997. From 1990 to 1997 Mr. Campbell served as Vice President of Development for Greenbrier Corporation, an assisted living development and management company. From 1985 to 1990 Mr. Campbell served as Director of Facility Management for Retirement Corporation of America. Mr. Campbell has been active in the design and development of retirement communities for 39 years.

Christopher H. Lane, a Certified Public Accountant, joined the Company in December 2008 as Director of Financial Reporting and has served as Vice President — Financial Reporting since May 2012. Prior to joining the Company, Mr. Lane served as a Senior Manager in the financial services audit practice of KPMG LLP. Mr. Lane earned a Masters in Accounting from Texas Tech University and is a member of the American Institute of Certified Public Accountants, Texas Society of Certified Public Accountants and Institute of Management Accountants.

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

As of December 31, 2013, we had mortgage and other indebtedness totaling approximately $479.3 million. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover required interest and principal payments. Any payment or other default could cause the applicable lender to foreclose upon the communities securing the indebtedness with a consequent loss of income and asset value to us. Further, because some of our mortgages contain cross-default and cross-collateralization provisions, a payment or other default by us with respect to one community could affect a significant number of our other communities.

We have significant lease obligations and our failure to generate cash flows sufficient to cover these lease obligations could result in defaults under the lease agreements.

As of December 31, 2013, we leased 50 communities with future lease obligations totaling approximately $540.7 million, with minimum lease obligations of $61.2 million in fiscal 2014. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover these required operating lease obligations. Any payment or other default under any such lease could result in the termination of the lease, with a consequent loss of income and asset value to us. Further, because our leases contain cross-default provisions, a payment or other default by us with respect to one leased community could affect all of our other leased communities with related lessors. Certain of our leases contain various financial and other restrictive covenants, which could limit our flexibility in operating our business. Failure to maintain compliance with the lease obligations as set forth in our lease agreements could have a material adverse impact on us. The termination of a significant portion of our facility lease agreements could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

Increases in market interest rates could significantly increase the costs of our floating rate debt and lease obligations, which could adversely affect our liquidity and earnings.

Our floating rate debt and lease obligations and any future indebtedness and lease obligations, if applicable, exposes us to interest rate risk. Therefore, increases in prevailing interest rates could increase in the future our interest or lease payment obligations and could in the future have a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

Approximately 96% of our total revenues from communities that we operated were attributable to private pay sources and approximately 4% of our revenues from these communities were attributable to reimbursements from Medicare and Medicaid during fiscal 2013. We expect to continue to rely primarily on the ability of residents to pay for our services from their own or family financial resources. The current unfavorable economic conditions in the housing, financial, and credit markets, inflation, or other circumstances that adversely affect the ability of the elderly to pay for our services could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

We are subject to risks related to third-party management agreements.

At December 31, 2013, we managed three senior living communities for joint ventures in which we have a minority interest pursuant to multi-year management agreements. The management agreements have initial terms of 10 years. Under these agreements we provide management services to joint venture owners to operate senior living communities and have provided, and may in the future provide, management and consulting services to third parties on market and site selection, pre-opening sales and marketing, start-up training and management services for facilities under development and construction. Either party to the agreements may terminate them upon the occurrence of an event of default caused by the other party. In addition, subject to our rights to cure deficiencies, community owners may terminate us as manager if any licenses or certificates necessary for operation are revoked, or if we have a change of control. Also, a community owner may terminate the management agreement relating to a particular community if we are in default under other management agreements relating to other communities owned by the same community owner or its affiliates. In addition, in certain cases the community owner may terminate the agreement upon 30 days’ notice to us in the event of a sale of the community. However, the management agreements include certain terms whereby the Company has the right of first refusal in the event of a sale of the community.

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

The senior living services industry is highly competitive, and we expect that all segments of the industry will become increasingly competitive in the future. We compete with other companies providing independent living, assisted living, home health care and other similar services and care alternatives. We also compete with other health care businesses with respect to attracting and retaining nurses, technicians, aides and other high quality professional and non-professional employees and managers. Although we believe there is a need for senior living communities in the markets where we operate residences, we expect that competition will increase from existing competitors and new market entrants, some of whom may have substantially greater financial resources than us. In addition, some of our competitors operate on a not-for-profit basis or as charitable organizations and have the ability to finance capital expenditures on a tax-exempt basis or through the receipt of charitable contributions, neither of which are available to us. Furthermore, if the development of new senior living communities outpaces the demand for those communities in the markets in which we have senior living communities, those markets may become saturated. Regulation in the independent and assisted living industry, which represents a substantial portion of our senior living services, is not substantial. Consequently, development of new senior living communities could outpace demand. An oversupply of those communities in our markets could cause us to experience decreased occupancy, reduced operating margins and lower profitability.

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

In March 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) was passed and signed into law. This legislation expands health care coverage to many uninsured individuals and expands health care coverage to those already insured under existing plans. The health care reform legislation includes, among other things, guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new and significant taxes on health insurers and health care benefits. Provisions of the health care reform legislation become effective at various dates over the next several years. The United States Department of Health and Human Services, National Association of Insurance Commissioners, Department of Labor and Treasury Department continue to issue necessary enabling regulations and guidance with respect to the health care reform legislation. Due to the breadth and complexity of the health care reform legislation, the lack of implementing regulations and interpretative guidance, and the phased-in nature of the implementation, it is difficult to predict the overall impact this legislation will have over the coming years; however, this legislation could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

Various states, including several of the states in which we currently operate, control the supply of licensed beds and assisted living communities through CON or other programs. In those states, approval is required for the addition of licensed beds and some capital expenditures at those communities. To the extent that a CON or other similar approval is required for the acquisition or construction of new communities, the expansion of the number of licensed beds, services, or existing communities, we could be adversely affected by our failure or inability to obtain that approval, changes in the standards applicable for that approval, and possible delays and expenses associated with obtaining that approval. In addition, in most states, the reduction of the number of licensed beds or the closure of a community requires the approval of the appropriate state regulatory agency and, if we were to seek to reduce the number of licensed beds at, or to close, a community, we could be adversely affected by a failure to obtain or a delay in obtaining that approval.

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

The executive and administrative offices of the Company are located at 14160 Dallas Parkway, Suite 300, Dallas, Texas 75254, and consist of approximately 26,000 square feet. The lease on the premises currently extends through September 2020. The Company believes that its corporate office facilities are adequate to meet its requirements through at least fiscal 2014 and that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate operations. The Company also leases executive office space in New York, New York pursuant to a two-year lease agreement.

As of December 31, 2013, the Company owned, leased and/or managed the senior living communities referred to in Item 1 above under the caption “Operating Communities.”

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

(a) Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

Market Information and Holders

The Company’s shares of common stock are listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “CSU”. The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s common stock, as reported on the NYSE. At February 21, 2014, there were approximately 145 stockholders of record of the Company’s common stock.

	2013		2012
Year	High	Low	High	Low
First Quarter	$27.90	$18.81	$9.50	$7.32
Second Quarter	27.10	21.64	10.84	8.79
Third Quarter	26.82	19.87	15.32	9.69
Fourth Quarter	24.28	19.90	18.77	14.50

Dividends

It is the policy of the Company’s Board of Directors to retain all future earnings to finance the operation and expansion of the Company’s business. Accordingly, the Company did not declare or pay cash dividends on its common stock during fiscal 2013 or 2012 and does not anticipate declaring or paying cash dividends on the common stock in the foreseeable future. The payment of cash dividends in the future will be at the sole discretion of the Company’s Board of Directors and will depend on, among other things, the Company’s earnings, operations, capital requirements, financial condition, restrictions in then existing financing agreements, and other factors deemed relevant by the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information relating to the Company’s equity compensation plans as of December 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of the Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	19,000	$7.10	501,265
Equity compensation plans not approved by security holders	—	—	—

Total	19,000	$7.10	501,265

Performance Graph

The following Performance Graph shows the cumulative total return for the five-year period ended December 31, 2013, in the value of $100 invested in: (1) the Company’s common stock; (2) the Standard & Poor’s Broad Market Index (the “S&P 500”); and (3) the common stock of the Peer Group (as defined below) of companies, whose returns represent the arithmetic average of such companies. The values with each investment as of the beginning of each year are based on share price appreciation and the reinvestment of any dividends on the respective ex-dividend dates.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Capital Senior Living Corporation, the S&P 500 Index, and a Peer Group

*	$100 invested on 12/31/08 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

The preceding graph assumes $100 invested at the beginning of the measurement period, including reinvestment of any dividends, in the Company’s common stock, the S&P 500, and the Peer Group and was plotted using the following data:

	Cumulative Total Returns
	12/08	12/09	12/10	12/11	12/12	12/13
Capital Senior Living Corporation	100.00	168.46	224.83	266.44	627.18	805.03
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Peer Group	100.00	266.99	315.42	253.41	368.65	377.87

The Company’s Peer Group, which was selected in good faith on an industry basis, consists of Brookdale Senior Living, Inc., Emeritus Corporation, and Five Star Quality Care, Inc.

(b) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following information is provided pursuant to Item 703 of Regulation S-K. The Company did not repurchase any shares of its common stock pursuant to the Company’s share repurchase program (as described below) during the year ended December 31, 2013. The information set forth in the table below reflects shares repurchased by the Company pursuant to this program prior to the year ended December 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Total at September 30, 2013	349,800	$2.67	349,800	$9,065,571
October 1 — October 31, 2013	—	—	—	—
November 1 — November 30, 2013	—	—	—	—
December 1 — December 31, 2013	—	—	—	—

Total at December 31, 2013	349,800	$2.67	349,800	$9,065,571

(1)	On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. All shares that have been purchased by the Company under this program were purchased in open-market transactions.

ITEM 6.	SELECTED FINANCIAL DATA.

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

	At and for the Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share and other data)
Consolidated Statements of Operations and Comprehensive (Loss) Income Data:
Total revenues	$350,362	$310,536	$263,502	$211,929	$191,991
Income from operations	11,250	13,655	17,911	18,515	16,612
Net (loss) income	(16,504)	(3,119)	3,025	4,254	2,759
Net (loss) income per share:
Basic net (loss) income per share	$(0.58)	$(0.11)	$0.11	$0.16	$0.10
Diluted net (loss) income per share	$(0.58)	$(0.11)	$0.11	$0.16	$0.10
Balance Sheet Data:
Cash and cash equivalents (excluding restricted cash)	$13,611	$18,737	$22,283	$31,248	$28,972
Working (deficit) capital(1)	(5,892)	(5,712)	20,786	31,080	18,442
Total assets	745,549	636,942	462,326	382,781	380,503
Long-term debt, excluding current portion	467,376	342,366	224,940	170,026	173,822
Shareholders’ equity	$157,950	$168,594	$169,141	$163,823	$158,130
Other Data:
Communities (at end of period)
Owned or leased	109	98	81	70	50
Joint ventures & managed	3	3	3	7	16

Total	112	101	84	77	66
Resident capacity:
Owned or leased	13,939	12,973	11,150	9,566	7,950
Joint ventures & managed	674	674	674	1,434	2,234

Total	14,613	13,647	11,824	11,000	10,184

(1)	Working capital for fiscal 2010 and 2009 was revised from amounts originally reported to reclassify assets held for sale of $354 to property and equipment, which had no impact on total assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain information contained in this report constitutes “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “intend,” “could,” “believe,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. The Company cautions readers that forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified. These factors include the Company’s ability to find suitable acquisition properties at favorable terms, financing, licensing, business conditions, risks of downturn in economic conditions generally, satisfaction of closing conditions such as those pertaining to licensure, avail-

ability of insurance at commercially reasonable rates, and changes in accounting principles and interpretations, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC.

Overview

The following discussion and analysis addresses (i) the Company’s results of operations on a historical consolidated basis for the years ended December 31, 2013, 2012, and 2011, and (ii) liquidity and capital resources of the Company and should be read in conjunction with the Company’s historical consolidated financial statements and the selected financial data contained elsewhere in this report.

The Company is one of the largest operators of senior living communities in the United States. The Company’s operating strategy is to provide value to its senior living residents by providing quality senior living services at reasonable prices, while achieving and sustaining a strong, competitive position within its geographically concentrated regions, as well as continuing to enhance the performance of its operations. The Company provides senior living services to the elderly, including independent living, assisted living, and home care services at reasonable prices. Many of the Company’s communities offer a continuum of care to meet its residents’ needs as they change over time. This continuum of care, which integrates independent living and assisted living and is bridged by home care through independent home care agencies or the Company’s home care agency, sustains residents’ autonomy and independence based on their physical and mental abilities.

As of December 31, 2013, the Company operated 112 senior living communities in 26 states with an aggregate capacity of approximately 14,600 residents, including 62 senior living communities which the Company either owned or in which the Company had an ownership interest, and 50 senior living communities that the Company leased. As of December 31, 2013, the Company also operated one home care agency.

Significant Financial and Operational Highlights

The Company primarily derives its revenue by providing senior living and healthcare services to the elderly and operating senior living communities under joint venture arrangements. When comparing fiscal 2013 to fiscal 2012, the Company generated total revenues of approximately $350.4 million compared to total revenues of approximately $310.5 million, respectively, representing an increase of approximately $39.8 million, or 12.8%, of which approximately 98.1% of these revenues consisted of senior living resident and healthcare services during fiscal 2013 compared to 98.2% during fiscal 2012.

The weighted average financial occupancy rate for our consolidated communities for the fiscal years ended December 31, 2013 and 2012 was 85.9% and 87.2%, respectively. Although we experienced a decrease in occupancies, we achieved an increase in average monthly rental rates of 0.7% when comparing fiscal 2013 to fiscal 2012. On a same-store basis, the weighted average financial occupancy rate for our consolidated communities for the fiscal year ended December 31, 2013 and 2012 was 85.6% and 87.4%, respectively; however, we achieved an increase in average monthly rental rates of 2.0% when comparing fiscal 2013 to fiscal 2012. The increase in average monthly rental rates was primarily the result of our recent community acquisitions and the capital improvements we have prudently invested in our communities for unit conversions which enable us to provide a broader range of senior living services at higher levels of care.

Effective December 24, 2013, the Company closed the acquisition of three senior living communities located in Plainfield, Fort Wayne, and Charlestown, Indiana, for $57.0 million (the “Indiana Transaction”). The communities consist of 48 independent living units and 304 assisted living units. The Company obtained financing from Fannie Mae for approximately $43.7 million of the acquisition price at fixed rates of 5.56% with 10-year terms with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective December 24, 2013, the Company closed the acquisition of one senior living community located in Spartanburg, South Carolina, for approximately $7.9 million (the “Dillon Pointe Transaction”). The community consists of 36 assisted living units. The Company obtained financing from Fannie Mae for approximately $5.6 million of the acquisition price at a fixed rate of 5.56% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective October 31, 2013, the Company closed the acquisition of one senior living community located in Milford, Massachusetts, for approximately $15.8 million (the “Whitcomb House Transaction”). The community consists of 68 assisted living units. The Company obtained financing from Fannie Mae for approximately $11.9 million of the acquisition price at a fixed rate of 5.38% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective October 23, 2013, the Company closed the acquisition of one senior living community located in Fitchburg, Wisconsin, for approximately $16.0 million (the “Fitchburg Transaction”). The community consists of 82 assisted living units. The Company obtained financing from Fannie Mae for approximately $11.9 million of the acquisition price at a fixed rate of 5.50% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective September 30, 2013, the Company closed the acquisition of one senior living community located in Oakwood, Georgia, for approximately $11.8 million (the “Oakwood Transaction”). The community consists of 64 assisted living units. The Company obtained interim financing from Berkadia Commercial Mortgage LLC (“Berkadia”) for approximately $8.5 million of the acquisition price at a variable interest rate of LIBOR plus 3.75% with a maturity date of October 10, 2015, with the balance of the acquisition price paid from the Company’s existing cash resources.

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

On March 7, 2013, the Company obtained approximately $12.4 million of mortgage debt from Fannie Mae to replace an interim financing the Company obtained from Berkadia on October 23, 2012, in connection with the Company’s previous acquisition of a senior living community. The new mortgage loan has a 10-year term, with a 4.66% fixed interest rate and the principal amortized over a 30-year term.

Joint Venture Transactions and Management Contracts

As of December 31, 2013, the Company managed three communities owned by joint ventures in which the Company has a minority interest. For communities owned by joint ventures, the Company typically receives a management fee of 5% of gross revenues.

The Company’s joint venture management fees are primarily based on a percentage of gross revenues. As a result, the cash flow and profitability of such contracts to the Company are more dependent on the revenues generated by such communities and less dependent on net cash flow than for owned or leased communities. Fur-

ther, the Company is not responsible for capital investments in managed communities. The management contracts are generally terminable only for cause or upon the sale of a community, subject to the Company’s right to offer to purchase such community.

SHP III Transactions

In May 2007, the Company and SHPIII formed SHPIII/CSL Miami, LLC (“SHPIII/CSL Miami”) to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 100 independent living units and 49 assisted living units and opened in August 2008. The Company contributed $0.8 million to SHPIII/CSL Miami for its 10% interest and accounts for its investment in SHPIII/CSL Miami under the equity method of accounting.

In November 2007, the Company and SHPIII formed SHPIII/CSL Richmond Heights, LLC (“SHPIII/CSL Richmond Heights”) to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 68 independent living units and 80 assisted living units and opened in April 2009. The Company contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest and accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting.

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

Facility Leases

The Company currently leases 50 senior living communities from certain real estate investment trusts (“REITs”). The lease terms are generally for 10-15 years with renewal options for 5-20 years at the Company’s option. Under these lease agreements, the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes.

As of December 31, 2013, the Company leased 11 senior living facilities (collectively the “Ventas Lease Agreements”), from Ventas Healthcare Properties, Inc. (“Ventas”). During the second quarter of fiscal 2012, the Company closed the Ventas Lease Transaction, see definition and further discussion in Note 17, “Leases”, in the notes to the consolidated financial statements, which resulted in modification to the Ventas Lease Agreements. All of the leased communities in the Ventas lease portfolio were modified to be coterminous, currently expiring on September 30, 2020, with two five-year renewal extensions available at the Company’s option. The initial lease rates under each of the Ventas Lease Agreements range from 6.75% to 8% and are subject to certain conditional escalation clauses which will be recognized when probable or incurred. The Company incurred $3.0 million in lease acquisition costs related to the Ventas Lease Agreements. These deferred lease acquisition costs are being amortized over the lease terms and are included in facility lease expense in the Company’s Consolidated Statement of Operations and Comprehensive (Loss) Income. The Company accounts for nine of the Ventas Lease Agreements as an operating lease and two as a capital lease and financing obligation.

As of December 31, 2013, the Company leased 15 senior living facilities (collectively the “HCP Lease Agreements”), from HCP, Inc. (“HCP”). During the fourth quarter of fiscal 2013, the Company executed a third amendment to the master lease agreement with HCP to facilitate a $3.3 million capital improvement project for nine properties within the HCP lease portfolio extending the initial lease term with respect to such properties until October 31, 2020. The remaining six communities in the HCP lease portfolio currently expire May 2016. The HCP Lease Agreements each have two 10-year renewal extensions available at the Company’s option. The initial lease rates under the HCP Lease Agreements range from 7.25% to 8% and are subject to certain conditional escalation clauses, which will be recognized when probable or incurred. The Company incurred $1.5 million in lease acquisition costs related to the HCP Lease Agreements. These deferred lease acquisition costs are being amortized over the lease terms and are included in facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company accounts for each of the HCP Lease Agreements as an operating lease.

As of December 31, 2013, the Company leased 24 senior living facilities (collectively the “HCN Lease Agreements”), from HCN. The HCN Lease Agreements each have an initial term of 15 years, with one 15-year renewal extension available at the Company’s option. The initial lease rates under the HCN Lease Agreements range from 7.25% to 8.5% and are subject to certain conditional escalation clauses, which will be recognized when probable or incurred. The initial terms on the HCN Lease Agreements expire on various dates through April 2026. The Company incurred $2.1 million in lease acquisition costs related to the HCN Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 15-year lease terms and are included in facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company accounts for each of the HCN Lease Agreements as an operating lease.

The following table summarizes each of the Company’s facility lease agreements as of December 31, 2013 (dollars in millions):

Landlord	Date of Lease	Number of Communities	Value of Transaction	Term	Initial Lease Rate(1)	Lease Acquisition Costs(2)	Deferred Gains / Lease Concessions(3)
Ventas	September 30, 2005	6	$84.6	(4) (Two five-year renewals)	8%	$1.4	$4.6
Ventas	October 18, 2005	1	19.5	(4) (Two five-year renewals)	8%	0.2	—
Ventas	June 8, 2006	1	19.1	(4) (Two five-year renewals)	8%	0.4	—
Ventas	January 31, 2008	1	5.0	(4) (Two five-year renewals)	7.75%	0.2	—
Ventas	June 27, 2012	2	43.3	(4) (Two five-year renewals)	6.75%	0.8	—
HCP	May 1, 2006	3	54.0	(5) (Two ten-year renewals)	8%	0.2	12.8
HCP	May 31, 2006	6	43.0	10 years (Two ten-year renewals)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	(5) (Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	(5) (Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	(5) (Two ten-year renewals)	7.25%	0.1	—
HCN	April 16, 2010	5	48.5	15 years (One 15-year renewal)	8.25%	0.6	0.8
HCN	May 1, 2010	3	36.0	15 years (One 15-year renewal)	8.25%	0.2	0.4
HCN	September 10, 2010	12	104.6	15 years (One 15-year renewal)	8.50%	0.4	2.0
HCN	April 8, 2011	4	141.0	15 years (One 15-year renewal)	7.25%	0.9	16.2

Subtotal						6.6	37.4
Accumulated amortization through December 31, 2013						(3.1)	—
Accumulated deferred gains / lease concessions recognized through December 31, 2013						—	(15.8)

Net lease acquisition costs / deferred gains / lease concessions as of December 31, 2013						$3.5	$21.6

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as set forth in each respective lease agreement.

(2)	Lease acquisition costs are being amortized over the respective initial lease terms.

(3)	Deferred gains of $34.8 million and lease concessions of $2.6 million are being recognized in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income as a reduction in facility lease expense over the respective initial lease terms. Lease concessions of $0.6 million relate to the transaction with HCP on May 31, 2006, and $2.0 million relate to the transaction with HCN on September 10, 2010.

(4)	Effective June 27, 2012, the Company closed the Ventas Lease Transaction. All of the leased communities in the Ventas lease portfolio were modified to be coterminous expiring on September 30, 2020, with two 5-year renewal extensions available at the Company’s option. For additional information, refer to Note 17, “Leases”, in the notes to the consolidated financial statements.

(5)	On November 11, 2013, the Company executed a third amendment to the master lease agreement associated with nine of its leases with HCP to facilitate a $3.3 million capital improvement project and extend the respective lease terms through October 31, 2020.

Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at December 31, 2013 and 2012.

Debt Transactions

On December 24, 2013, in conjunction with the Indiana Transaction, the Company obtained approximately $43.7 million of mortgage debt from Fannie Mae. The new mortgage loans have 10-year terms with 5.56% fixed interest rates and the principal amortized over 30-year terms.

On December 24, 2013, in conjunction with the Dillon Pointe Transaction, the Company obtained approximately $5.6 million of mortgage debt from Fannie Mae. The new mortgage loan has a 10-year term with a 5.56% fixed interest rate and the principal amortized over a 30-year term.

On December 23, 2013, the Company obtained approximately $9.5 million of short-term financing on an existing community from Berkadia. The new loan is interest only short-term financing at a variable interest rate of LIBOR plus 4.50% with a maturity date of January 10, 2016.

On October 31, 2013, in conjunction with the Whitcomb House Transaction, the Company obtained approximately $11.9 million of mortgage debt from Fannie Mae. The new mortgage loan has a 10-year term with a 5.38% fixed interest rate and the principal amortized over a 30-year term.

On October 23, 2013, in conjunction with the Fitchburg Transaction, the Company obtained approximately $11.9 million of mortgage debt from Fannie Mae. The new mortgage loan has a 10-year term with a 5.50% fixed interest rate and the principal amortized over a 30-year term.

On September 30, 2013, in conjunction with the Oakwood Transaction, the Company obtained interim financing from Berkadia for approximately $8.5 million. The interim financing is interest only at a variable interest rate of LIBOR plus 3.75% with a maturity date of October 10, 2015.

On September 5, 2013, in conjunction with the Middletown Transaction, the Company obtained approximately $7.6 million of mortgage debt from Fannie Mae. The new mortgage loan has a 10-year term with a 5.93% fixed interest rate and the principal amortized over a 30-year term.

On June 28, 2013, in conjunction with the Autumn Glen Transaction, the Company obtained interim financing from Berkadia for approximately $4.6 million. The interim financing is interest only at a variable interest rate of LIBOR plus 3.75% with a maturity date of July 10, 2015.

On May 31, 2013, in conjunction with the Vintage Transaction, the Company obtained approximately $14.5 million of mortgage debt from Fannie Mae. The new mortgage loan has a 12-year term with a 5.30% fixed interest rate and the principal amortized over a 30-year term.

On May 31, 2013, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $5.4 million. The finance agreement has a fixed interest rate of 1.97% with principal being repaid over an 11-month term.

On March 7, 2013, in conjunction with the Elkhorn Transaction, the Company obtained approximately $4.0 million of mortgage debt from Fannie Mae. The new mortgage loan has a 10-year term with a 4.66% fixed interest rate and the principal amortized over a 30-year term.

On March 7, 2013, the Company obtained approximately $12.4 million of mortgage debt from Fannie Mae to replace an interim financing obtained by the Company from Berkadia on October 23, 2012, in connection with the Company’s previous acquisition of a senior living community. The new mortgage loan has a 10-year term with a 4.66% fixed interest rate and the principal amortized over a 30-year term and is cross-collateralized and cross-defaulted with the approximately $4 million mortgage loan that also closed on March 7, 2013.

The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of certain promissory notes. The Company was in compliance with all of its debt covenants at December 31, 2013 and 2012.

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

Revenues from the Medicare and Medicaid programs accounted for approximately 4% of the Company’s revenue in fiscal 2013 and 5% of the Company’s revenue in each of fiscal 2012 and 2011. During fiscal 2013, 29 of the Company’s communities were providers of services under Medicaid programs. Accordingly, these communities were entitled to reimbursement under the foregoing program at established rates that were lower than private pay rates. Patient service revenue for Medicaid patients was recorded at the reimbursement rates as the rates were set prospectively by the applicable state upon the filing of an annual cost report. Two of the Company’s communities were providers of services under the Medicare program during fiscal 2013 and were entitled to payment under the program in amounts determined based on rates established by the federal government. During fiscal 2013, a comprehensive review of care and service offerings was conducted and it was determined the Company would no longer provide skilled nursing services at these two communities.

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

Community reimbursement revenue is comprised of reimbursable expenses from the non-consolidated communities that the Company operates under long-term management agreements.

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

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting. The Company owned member interests in three joint ventures at December 31, 2013. The Company has not consolidated these joint venture interests because the Company has concluded that the other member of each joint venture has substantive kick-out rights or substantive participating rights. Under the equity method of accounting, the Company records its investments in the unconsolidated joint ventures at cost and adjusts such investments for its share the of earnings and losses of the joint ventures.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements at December 31, 2013.

Lease Accounting

The Company determines whether to account for its leases as operating, capital or financing leases depending on the underlying terms of each lease agreement. This determination of classification is complex and requires significant judgment relating to certain information, including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. The lease rates under the Company’s lease agreements are subject to certain conditional escalation clauses which are recognized when probable or incurred and are based on changes in the consumer price index or certain operational performance measures. As of December 31, 2013, the Company leased 50 communities, 48 of which the Company classified as operating leases and two of which the Company classified as capital lease and financing obligations. The Company incurs lease acquisition costs and amortizes these costs over the term of the respective lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions, and as such, any related gains have been deferred and are being amortized over the respective lease term.

Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives.

Employee Health and Dental Benefits and Insurance Reserves

The Company offers certain full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior living communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred at December 31, 2013; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

The Company uses a combination of insurance and self-insurance for workers’ compensation. Determining the reserve for workers’ compensation losses and costs that the Company has incurred as of the end of a reporting period involves significant judgments based on projected future events, including potential settlements for pending claims, known incidents which may result in claims, estimates of incurred but not yet reported claims, changes in insurance premiums, estimated litigation costs and other factors. The Company regularly adjusts these estimates to reflect changes in the foregoing factors. However, since this reserve is based on estimates, the actual expenses incurred may differ from the amounts reserved. Any subsequent changes in estimates are recorded in the period in which they are determined.

Long-Lived Assets

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers internal factors such as net operating losses along with external factors relating to each asset, including contract changes, local market developments, and other publicly available information. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount the carrying value exceeds the fair market value, generally based on discounted cash flows, of the long-lived asset. The Company does not believe there are any indicators of impairment that would require an adjustment to the carrying value of the property and equipment or their remaining useful lives as of December 31, 2013 and 2012.

Income Taxes

Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which we expect those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, a valuation allowance was recorded during fiscal 2013, to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized. Prior to fiscal 2013, a valuation allowance had not been provided. A significant component of objective evidence evaluated was the cumulative loss incurred by the Company over the three-year period ended December 31, 2013. Such objective evidence severely limits the ability to consider other subjective evidence such as the Company’s ability to generate sufficient taxable income in future periods to fully recover the deferred tax assets. However, in the event that we were to determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period we made such a determination. The benefits of the net deferred tax assets might not be realized if actual results differ from expectations.

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

The effective tax rates for fiscal 2013 and 2012 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. During both fiscal 2013 and 2012, the Company consolidated 36 Texas communities and the TMT increased the overall provision for income taxes. The Company is generally no longer subject to federal and state tax audits for years before 2010.

Results of Operations

The following tables set forth, for the periods indicated, selected historical Consolidated Statements of Operations and Comprehensive (Loss) Income data in thousands of dollars and expressed as a percentage of total revenues.

	Year Ended December 31,
	2013		2012		2011
	$	%	$	%	$	%
Revenues:
Resident and healthcare revenue	$343,478	98.1%	$304,848	98.2%	$256,584	97.4%
Affiliated management services revenue	797	0.2	674	0.2	883	0.3
Community reimbursement income	6,087	1.7	5,014	1.6	6,035	2.3

Total revenues	350,362	100.0	310,536	100.0	263,502	100.0
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization shown below)	207,744	59.3	182,286	58.7	154,042	58.5
General and administrative expenses	20,238	5.8	16,114	5.2	13,198	5.0
Facility lease expense	56,986	16.3	55,144	17.8	52,233	19.8
Provision for bad debts	497	0.2	749	0.2	287	0.1
Stock-based compensation	4,322	1.2	2,444	0.8	1,497	0.6
Depreciation and amortization	43,238	12.3	35,130	11.3	18,299	6.9
Community reimbursement expense	6,087	1.7	5,014	1.6	6,035	2.3

Total expenses	339,112	96.8	296,881	95.6	245,591	93.2

Income from operations	11,250	3.2	13,655	4.4	17,911	6.8
Other income (expense):
Interest income	151	0.2	453	0.2	102	0.0
Interest expense	(23,767)	(6.8)	(18,022)	(5.8)	(11,900)	(4.5)
Gain (Loss) on disposition of assets, net	1,454	0.4	(19)	(0.0)	171	0.0
Equity in earnings (losses) of unconsolidated joint ventures, net	133	0.1	(217)	(0.1)	(760)	(0.3)
Other income	34	0.0	—	—	—	—

(Loss) Income before income taxes	(10,745)	(3.1)	(4,150)	(1.3)	5,524	2.2
(Provision) Benefit for income taxes	(5,759)	(1.6)	1,031	0.3	(2,499)	(1.0)

Net (loss) income	$(16,504)	(4.7)%	$(3,119)	(1.0)%	$3,025	1.2%

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Revenues

Total revenues were $350.4 million for the year ended December 31, 2013, compared to $310.5 million year ended December 31, 2012, representing an increase of approximately $39.8 million, or 12.8%. This increase in revenue is primarily the result of a $38.6 million increase in resident and healthcare revenue, an increase in affiliated management services revenue of $0.1 million and an increase in community reimbursement revenue of $1.1 million.

•

The increase in resident and healthcare revenue primarily results from an increase of $38.3 million from the senior living communities acquired by the Company during fiscal 2013 and 2012 and an increase in average monthly rental rates of 2.0% offset by a decrease in occupancies of 1.8% at the Company’s other consolidated same-store communities.

•	The $0.1 million increase in affiliated management services revenue primarily results from improved operational performance at the Company’s unconsolidated joint ventures.

•	Community reimbursement revenue is comprised of reimbursable expenses from unconsolidated joint ventures that the Company operates under long-term management agreements.

Expenses

Total expenses were $339.1 million in fiscal 2013 compared to $296.9 million in fiscal 2012, representing an increase of $42.2 million, or 14.2%. This increase is primarily the result of a $25.5 million increase in operating expenses, a $4.1 million increase in general and administrative expenses, a $1.8 million increase in facility lease expense, a $1.9 million increase in stock-based compensation expense, an $8.1 million increase in depreciation and amortization expense, and a $1.1 million increase in community reimbursement expense.

•

The $25.5 million increase in operating expenses primarily results from an increase of $24.6 million from the senior living communities acquired by the Company during fiscal 2013 and 2012 and an increase in general overall operating costs at the Company’s other consolidated same-store communities of $0.9 million.

•

General and administrative expenses increased $4.1 million primarily from an increase of $0.3 million for additional professional accounting and legal fees, an increase of $0.3 million for property and general liability insurance premium renewals, an increase of $1.6 million in wages and benefits for existing and additional full-time employees added during fiscal 2012 and 2013, and a net increase of $1.7 million in employee insurance benefits and claims paid, which resulted in higher health insurance costs to the Company and an increase in general overall administrative expenses of $0.2 million.

•

The $1.8 million increase in facility lease expense primarily results from the amortization of lease intangibles of approximately $0.4 million, a reduction in deferred gain amortization of approximately $0.9 million associated with the Ventas Lease Transaction and lease amendments for certain existing leases, and contingent annual rental rate escalations for certain existing leases. As of December 31, 2013, the Company had net deferred gains on sale/leaseback transactions of approximately $20.1 million that are being recognized into income as a reduction to facility lease expense over their respective initial lease terms.

•

Depreciation and amortization expense increased $8.1 million primarily from an increase of $12.8 million from the senior living communities acquired by the Company during fiscal 2013 and 2012 and an increase of $0.8 million as a result of an increase in depreciable assets at the Company’s other consolidated same-store communities offset by a decrease in in-place lease amortization of approximately $5.5 million associated with senior living communities acquired by the Company prior to fiscal 2013.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of unconsolidated joint ventures.

Other income and expense

•

Interest income generally reflects interest earned on the investment of cash balances and interest earned on escrowed funds. Interest income decreased primarily due to lower average cash balances during fiscal 2013 when compared to fiscal 2012.

•

Interest expense increased $5.7 million to $23.8 million in fiscal 2013 compared to $18.0 million in fiscal 2012 primarily from an increase of $5.2 million due to the additional mortgage debt associated with the senior living communities acquired by the Company during fiscal 2013 and 2012 and an increase of $0.5 million due to the Ventas Lease Transaction.

•

Equity in earnings (losses) of unconsolidated joint ventures, net, represents the Company’s share of the net earnings (losses) on its investments in SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, and SHPIII/CSL Levis Commons.

(Provision) Benefit for income taxes

Provision for income taxes for fiscal 2013 was $5.8 million, or 53.6% of loss before income taxes, compared to a benefit for income taxes of $1.0 million, or 24.8% of loss before income taxes, for fiscal 2012. The effective tax rates for fiscal 2013 and 2012 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the TMT which effectively imposes tax on modified gross revenues for communities within the State of Texas. During both fiscal 2013 and 2012, the Company consolidated 36 Texas communities and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary. Based upon this evaluation, a valuation allowance of $8.8 million was recorded to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized. Prior to fiscal 2013, a valuation allowance had not been provided.

Net loss and comprehensive loss

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(16.5 million) for the fiscal year ended December 31, 2013, compared to net loss and comprehensive loss of $(3.1 million) for the fiscal year ended December 31, 2012.

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

Benefit (Provision) for income taxes

Benefit for income taxes for fiscal 2012 was $1.0 million, or 24.8% of loss before taxes, compared to a provision for income taxes of $2.5 million, or 45.2% of income before taxes, for 2011. The effective tax rates for fiscal 2012 and 2011 differ from the statutory tax rates due to state income taxes and permanent tax differences. The Company is impacted by the TMT which effectively imposes tax on modified gross revenues for communities within the State of Texas. The Company consolidated 36 Texas communities in fiscal 2012 and 29 Texas communities in fiscal 2011 and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. The Company has evaluated future expectations of income and believes, based upon this evaluation, that the realization of net deferred tax assets is reasonably assured and therefore has not provided for a valuation allowance.

Net (loss) income and comprehensive (loss) income

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(3.1 million) for the fiscal year ended December 31, 2012, compared to net income and comprehensive income of $3.0 million for the fiscal year ended December 31, 2011.

Quarterly Results

The following table presents certain unaudited quarterly financial information for each of the four quarters ended December 31, 2013 and 2012. This information has been prepared on the same basis as the audited consolidated financial statements of the Company appearing elsewhere in this report and include, in the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the audited consolidated financial statements of the Company and the related notes thereto.

	2013 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Total revenues	$86,225	$87,219	$87,983	$88,935
Income from operations	2,763	2,963	2,900	2,624
Net loss and comprehensive loss	(2,076)	(2,070)	(9,963)	(2,395)
Net loss per share, basic	$(0.07)	$(0.07)	$(0.35)	$(0.08)
Net loss per share, diluted	$(0.07)	$(0.07)	$(0.35)	$(0.08)
Weighted average shares outstanding, basic	27,584	27,809	27,911	27,949
Weighted average shares outstanding, fully diluted	27,584	27,809	27,911	27,949

	2012 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Total revenues	$72,220	$77,026	$78,012	$83,278
Income from operations	4,043	3,470	3,039	3,103
Net (loss) income and comprehensive (loss) income	143	(684)	(937)	(1,641)
Net (loss) income per share, basic	$0.01	$(0.02)	$(0.03)	$(0.06)
Net (loss) income per share, diluted	$0.01	$(0.02)	$(0.03)	$(0.06)
Weighted average shares outstanding, basic	27,262	27,347	27,383	27,403
Weighted average shares outstanding, fully diluted	27,314	27,347	27,383	27,403

Liquidity and Capital Resources

The impact of the current economic environment could result in decreases in the fair value of assets, slowing of transactions, and tightening liquidity and credit markets. These impacts could make securing debt for acquisitions or refinancings for the Company, its joint ventures, or buyers of the Company’s properties more difficult or on terms not acceptable to the Company. Additionally, the Company may be more susceptible to being negatively impacted by operating or performance deficits based on the exposure associated with certain lease coverage requirements.

In addition to approximately $13.6 million of unrestricted cash balances on hand as of December 31, 2013, the Company’s principal sources of liquidity are expected to be cash flows from operations, cash flows from SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, SHPIII/CSL Levis Commons, supplemental debt financings, equity issuances, and/or proceeds from the sale of assets. The Company expects its available cash and cash flows from operations, cash flows from SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, and SHPIII/CSL Levis Commons, and proceeds from the sale of assets to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company from time to time considers and evaluates transactions related to its portfolio including supplemental debt financings, equity issuances, purchases and sales of assets, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

In summary, the Company’s cash flows were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$42,644	$46,395	$14,084
Net cash used in investing activities	(162,296)	(190,615)	(77,437)
Net cash provided by financing activities	114,526	140,674	54,388

Decrease in cash and cash equivalents	$(5,126)	$(3,546)	$(8,965)

Operating Activities

The Company had net cash provided by operating activities of $42.6 million, $46.4 million, and $14.1 million in fiscal 2013, 2012, and 2011, respectively. The net cash provided by operating activities for fiscal 2013 primarily results from a net loss of $(16.5 million), net non-cash charges of $60.6 million, a decrease in accounts receivable of $1.3 million, a decrease in property tax and insurance deposits of $0.4 million, and an increase in accrued expenses of $4.9 million, offset by an increase in prepaid expenses and other assets of $3.6 million, a decrease in accounts payable of $3.2 million, an increase in federal and state income taxes receivable/payable of $1.2 million, and a decrease in customer deposits of $0.1 million. For fiscal 2012, the net cash provided by operating activities primarily resulted from a net loss of $(3.1 million), net non-cash charges of $34.8 million, a decrease in prepaid expenses and other assets of $5.0 million, an increase in accounts payable and accrued expenses of $9.7 million, and an increase in federal and state income taxes receivable/payable of $1.5 million, offset by an increase in accounts receivable of $1.5 million. For fiscal 2011, the net cash provided by operating activities primarily resulted from net income of $3.0 million, net non-cash charges of $17.6 million, an increase in accounts payable and accrued expenses of $3.6 million, and an increase in customer deposits of $0.2 million, offset by an increase in accounts receivable of $0.8 million, an increase in property tax and insurance deposits of $0.3 million, an increase in prepaid expenses and other assets of $7.7 million, and an increase in federal and state income taxes receivable of $1.5 million.

Investing Activities

The Company had net cash used in investing activities of $162.3 million, $190.6 million, and $77.4 million in fiscal 2013, 2012, and 2011, respectively. The net cash used in investing activities for fiscal 2013 primarily results from capital expenditures of $13.6 million and acquisitions of senior living communities by the Company of $150.4 million, offset by proceeds from the sale of assets of $1.5 million and distributions from joint ventures of $0.2 million. For fiscal 2012, the net cash used in investing activities primarily resulted from capital expenditures of $12.3 million, acquisitions of senior living communities by the Company of $178.1 million, and contributions to joint ventures of $0.2 million. For fiscal 2011, the net cash used in investing activities primarily resulted from capital expenditures of $10.4 million and cash paid for acquisitions of senior living communities by the Company of $83.4 million, offset by proceeds from the Spring Meadows Transaction of $15.8 million and net distributions from joint ventures of $0.6 million.

Financing Activities

The Company had net cash provided by financing activities of $114.5 million, $140.7 million, and $54.4 million in fiscal 2013, 2012, and 2011, respectively. The net cash provided by financing activities for fiscal 2013 primarily results from notes payable proceeds of $140.2 million, of which $112.2 million related to the acquisition of senior living communities by the Company and $15.6 million related to insurance premium and short-term financing on an existing community with the remaining $12.4 million related to the Company replacing an interim variable interest rate loan for the acquisition of a senior living community with long-term fixed interest rate financing from Fannie Mae, and $3.2 million resulted from proceeds from the issuance of common stock, offset by repayments of notes payable of $23.5 million, payments on capital lease and financing obligations of $0.8 million, excess tax benefits from the issuance of common stock of $1.6 million, additions to restricted cash of $1.2 million, and deferred financing charges paid of $1.6 million. For fiscal 2012, the net cash provided by financing activities primarily resulted from notes payable proceeds of $160.4 million, of which $132.7 million related to the acquisition of senior living communities by the Company, with the remaining $27.7 million related to insurance premium and supplemental financings on existing communities and $0.1 million resulted from proceeds and excess tax benefits from the issuance of common stock, offset by repayments of notes payable of $15.9 million, payments on capital lease and financing obligations of $0.5 million, additions to restricted cash of $1.1 million, and deferred financing charges paid of $2.4 million. For fiscal 2011, the net cash provided by financing activities primarily resulted from notes payable proceeds of $64.2 million, of which $59.5 million related to the acquisition of senior living communities by the Company, with the remaining $4.7 million related to insurance premium financing and $0.8 million resulted from proceeds and excess tax benefits from the issuance of common stock, offset by repayments of notes payable of $6.7 million, payments on capital lease and financing obligations of $0.1 million, additions to restricted cash of $2.8 million, and deferred financing charges paid of $1.0 million.

Disclosures About Contractual Obligations

The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2013 (in thousands):

	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Long-term debt, including interest expense	$36,740	$195,390	$76,921	$313,967	$623,018
Operating and capital leases	61,831	120,982	115,358	246,331	544,502

Total contractual cash obligations	$98,573	$316,372	$192,279	$560,298	$1,167,520

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

The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of December 31, 2013, the Company had $479.3 million in outstanding debt comprised of various fixed and variable rate debt instruments of $456.8 million and $22.5 million, respectively. In addition, as of December 31, 2013, the Company had $540.7 million in future facility lease obligations with contingent rent increases on certain leases based on changes in the consumer price index or certain operational performance measures.

Changes in interest rates would affect the fair market value of the Company’s fixed rate debt instruments, but would not have a significant impact on the Company’s earnings or cash flows. Increases in the consumer price index could have an effect on future facility lease expense if the leased community exceeds the contingent rent escalation thresholds set forth in each of the Company’s lease agreements.

The following table summarizes information on the Company’s debt instruments outstanding as of December 31, 2013. The table presents the principal due and weighted average interest rates by expected maturity date for the Company’s debt instruments by fiscal year.

Principal Amount and Average Interest Rate by Expected Maturity Date at December 31, 2013 ($ in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate debt	$11,918	$129,513	$5,650	$43,793	$5,262	$260,636	$456,772	$437,186
Average interest rate	5.3%	5.1%	5.1%	5.0%	5.0%	5.0%
Variable rate debt		13,022	9,500				22,522	22,522
Average interest rate		4.2%	4.7%

Total debt							$479,294	$459,708

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company are included under Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (1992 framework). Based on our assessment, we believe that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included as part of this Annual Report on Form 10-K. The Ernst & Young LLP report is on page F-32 of this report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.*

ITEM 11.	EXECUTIVE COMPENSATION.*

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.*

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.*

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.*

*Information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2014 Annual Meeting of Stockholders of Capital Senior Living Corporation, which is to be filed with SEC pursuant to Regulation 14A under the Exchange Act. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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

Date: March 3, 2014

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

Signature	Title	Date

/s/ LAWRENCE A. COHEN Lawrence A. Cohen	Chief Executive Officer and Vice Chairman of the Board (Principal Executive Officer)	March 3, 2014

/s/ KEITH N. JOHANNESSEN Keith N. Johannessen	President and Chief Operating Officer and Director	March 3, 2014

/s/ RALPH A. BEATTIE Ralph A. Beattie	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2014

/s/ JAMES A. MOORE James A. Moore	Chairman of the Board	March 3, 2014

/s/ PHILIP A. BROOKS Philip A. Brooks	Director	March 3, 2014

/s/ CRAIG F. HARTBERG Craig F. Hartberg	Director	March 3, 2014

/s/ E. RODNEY HORNBAKE E. Rodney Hornbake	Director	March 3, 2014

/s/ JILL M. KRUEGER Jill M. Krueger	Director	March 3, 2014

/s/ RONALD A. MALONE Ronald A. Malone	Director	March 3, 2014

/s/ MICHAEL W. REID Michael W. Reid	Director	March 3, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Capital Senior Living Corporation

We have audited the accompanying consolidated balance sheets of Capital Senior Living Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Senior Living Corporation at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capital Senior Living Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Dallas, Texas

March 3, 2014

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$13,611	$18,737
Restricted cash	11,425	10,179
Accounts receivable, net	3,752	5,229
Accounts receivable from affiliates	416	753
Federal and state income taxes receivable	5,123	3,901
Deferred taxes	845	1,443
Property tax and insurance deposits	11,036	11,442
Prepaid expenses and other	6,605	4,758

Total current assets	52,813	56,442
Property and equipment, net	649,967	527,159
Deferred taxes	—	9,350
Investments in unconsolidated joint ventures	1,010	1,074
Other assets, net	41,759	42,917

Total assets	$745,549	$636,942

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,813	$6,978
Accounts payable to affiliates	1	2
Accrued expenses	29,321	24,445
Current portion of notes payable	11,918	20,230
Current portion of deferred income	11,215	8,193
Current portion of capital lease and financing obligations	948	766
Customer deposits	1,489	1,540

Total current liabilities	58,705	62,154
Deferred income	18,021	19,990
Capital lease and financing obligations, net of current portion	41,093	42,146
Deferred taxes	845	—
Other long-term liabilities	1,559	1,692
Notes payable, net of current portion	467,376	342,366
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares — 65,000; issued and outstanding shares 28,845 and 28,218 in 2013 and 2012, respectively	292	286
Additional paid-in capital	143,721	137,867
Retained earnings	14,871	31,375
Treasury stock, at cost — 350 shares in 2013 and 2012	(934)	(934)

Total shareholders’ equity	157,950	168,594

Total liabilities and shareholders’ equity	$745,549	$636,942

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Revenues:
Resident and health care revenue	$343,478	$304,848	$256,584
Affiliated management services revenue	797	674	883
Community reimbursement revenue	6,087	5,014	6,035

Total revenues	350,362	310,536	263,502
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	207,744	182,286	154,042
General and administrative expenses	20,238	16,114	13,198
Facility lease expense	56,986	55,144	52,233
Provision for bad debts	497	749	287
Stock-based compensation expense	4,322	2,444	1,497
Depreciation and amortization	43,238	35,130	18,299
Community reimbursement expense	6,087	5,014	6,035

Total expenses	339,112	296,881	245,591

Income from operations	11,250	13,655	17,911
Other income (expense):
Interest income	151	453	102
Interest expense	(23,767)	(18,022)	(11,900)
Gain (Loss) on disposition of assets, net	1,454	(19)	171
Equity in earnings (losses) of unconsolidated joint ventures, net	133	(217)	(760)
Other income	34	—	—

(Loss) Income before (provision) benefit for income taxes	(10,745)	(4,150)	5,524
(Provision) Benefit for income taxes	(5,759)	1,031	(2,499)

Net (loss) income	$(16,504)	$(3,119)	$3,025

Per share data:
Basic net (loss) income per share	$(0.58)	$(0.11)	$0.11

Diluted net (loss) income per share	$(0.58)	$(0.11)	$0.11

Weighted average shares outstanding — basic	27,815	27,349	26,995

Weighted average shares outstanding — diluted	27,815	27,349	27,062

Comprehensive (loss) income	$(16,504)	$(3,119)	$3,025

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
	(In thousands)
Balance at January 1, 2011	27,083	$274	$133,014	$31,469	$(934)	$163,823
Exercise of stock options	231	2	499	—	—	501
Restricted stock awards	385	4	—	—	—	4
Stock-based compensation	—	—	1,497	—	—	1,497
Excess tax benefits	—	—	291	—	—	291
Net income	—	—	—	3,025	—	3,025

Balance at December 31, 2011	27,699	280	135,301	34,494	(934)	169,141
Exercise of stock options	19	—	159	—	—	159
Restricted stock awards	500	6	—	—	—	6
Stock-based compensation	—	—	2,444	—	—	2,444
Excess tax benefits	—	—	(37)	—	—	(37)
Net loss	—	—	—	(3,119)	—	(3,119)

Balance at December 31, 2012	28,218	286	137,867	31,375	(934)	168,594
Exercise of stock options	247	2	3,157	—	—	3,159
Restricted stock awards	380	4	—	—	—	4
Stock-based compensation	—	—	4,322	—	—	4,322
Excess tax benefits	—	—	(1,625)	—	—	(1,625)
Net loss	—	—	—	(16,504)	—	(16,504)

Balance at December 31, 2013	28,845	$292	$143,721	$14,871	$(934)	$157,950

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Operating Activities
Net (loss) income	$(16,504)	$(3,119)	$3,025
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	43,238	35,130	18,299
Amortization of deferred financing charges	1,100	788	352
Amortization of deferred lease costs and lease intangibles	1,164	753	1,710
Deferred income	1,053	(1,816)	(2,669)
Deferred income taxes	10,793	(3,532)	(2,493)
Equity in (earnings) losses of unconsolidated joint ventures, net	(133)	217	760
(Gain) Loss on disposition of assets, net	(1,454)	19	(171)
Provision for bad debts	497	749	287
Stock-based compensation expense	4,322	2,444	1,497
Changes in operating assets and liabilities:
Accounts receivable	980	(1,452)	(1,036)
Accounts receivable from affiliates	337	(45)	203
Property tax and insurance deposits	406	(47)	(336)
Prepaid expenses and other	(1,847)	1,310	(1,172)
Other assets	(1,745)	3,721	(6,548)
Accounts payable	(3,166)	4,369	660
Accrued expenses	4,876	5,359	2,961
Federal and state income taxes receivable/payable	(1,222)	1,537	(1,476)
Customer deposits	(51)	10	231

Net cash provided by operating activities	42,644	46,395	14,084
Investing Activities
Capital expenditures	(13,562)	(12,302)	(10,472)
Cash paid for acquisitions	(150,391)	(178,110)	(83,450)
Proceeds from Spring Meadows Transaction	—	—	15,844
Proceeds from disposition of assets	1,460	19	—
Contributions to joint ventures	—	(243)	(801)
Distributions from joint ventures	197	21	1,442

Net cash used in investing activities	(162,296)	(190,615)	(77,437)
Financing Activities
Proceeds from notes payable	140,237	160,413	64,202
Repayments of notes payable	(23,539)	(15,900)	(6,737)
Cash payments for capital lease and financing obligations	(871)	(499)	(137)
Increase in restricted cash	(1,246)	(1,077)	(2,768)
Cash proceeds from the issuance of common stock	3,163	165	505
Excess tax benefits on stock options exercised	(1,625)	(37)	291
Deferred financing charges paid	(1,593)	(2,391)	(968)

Net cash provided by financing activities	114,526	140,674	54,388

Decrease in cash and cash equivalents	(5,126)	(3,546)	(8,965)
Cash and cash equivalents at beginning of year	18,737	22,283	31,248

Cash and cash equivalents at end of year	$13,611	$18,737	$22,283

Supplemental Disclosures
Cash paid during the year for:
Interest	$21,953	$16,620	$11,266

Income taxes	$702	$4,719	$6,810

Non-cash operating, investing, and financing activities:
Intangible assets acquired through capital lease and financing obligations	$—	$11,794	$—

Property and equipment acquired through capital lease and financing obligations	$—	$13,243	$—

Notes payable assumed through capital lease and financing obligations	$—	$18,293	$—

Notes payable assumed through acquisitions	$—	$3,240	$—

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

1.	Organization

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior living communities throughout the United States. As of December 31, 2013, the Company operated 112 senior living communities in 26 states with an aggregate capacity of approximately 14,600 residents, including 62 senior living communities which the Company either owned or in which the Company had an ownership interest and 50 senior living communities that the Company leased. As of December 31, 2013, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company accounts for significant investments in unconsolidated companies, in which the Company has significant influence, using the equity method of accounting.

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

Long-Lived Assets

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers internal factors such as net operating losses along with external factors relating to each asset, including contract changes, local market developments, and other publicly available information. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount the carrying value exceeds the fair market value, generally based on discounted cash flows, of the long-lived asset. The Company does not believe there are any indicators of impairment that would require an adjustment to the carrying value of the property and equipment or their remaining useful lives as of December 31, 2013 and 2012.

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting. The Company owned member interests in three joint ventures at December 31, 2013. The Company has not consolidated these joint venture interests because the Company has concluded that the other member of each joint venture has substantive kick-out rights or substantive participating rights. Under the equity method of accounting, the Company records its investments in the unconsolidated joint ventures at cost and adjusts such investments for its share of the earnings and losses of the joint ventures.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements at December 31, 2013.

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

Revenues from the Medicare and Medicaid programs accounted for approximately 4% of the Company’s revenue in fiscal 2013 and 5% of the Company’s revenue in each of fiscal 2012 and 2011. During fiscal 2013, 29 of the Company’s communities were providers of services under the Medicaid program. Accordingly, these communities were entitled to reimbursement under the foregoing program at established rates that were lower than private pay rates. Patient service revenue for Medicaid patients was recorded at the reimbursement rates as the rates were set prospectively by the applicable state upon the filing of an annual cost report. Two of the Company’s communities were providers of services under the Medicare program during fiscal 2013 and were entitled to payment under the program in amounts determined based upon rates established by the federal government.

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

Community reimbursement revenue is comprised of reimbursable expenses from the non-consolidated communities that the Company operates under long-term management agreements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lease Accounting

The Company determines whether to account for its leases as operating, capital or financing leases depending on the underlying terms of the lease agreement. This determination of classification is complex and requires significant judgment relating to certain information, including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. The lease rates under the Company’s lease agreements are subject to certain conditional escalation clauses which are recognized when probable or incurred and are based on changes in the consumer price index or certain operational performance measures. As of December 31, 2013, the Company leased 50 communities, 48 of which the Company classified as operating leases and two of which the Company classified as capital lease and financing obligations. The Company incurs lease acquisition costs and amortizes these costs over the term of the lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions, and as such, any related gains have been deferred and are being amortized over the respective lease term.

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

Employee Health and Dental Benefits and Insurance Reserves

The Company offers certain full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior living communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs, including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred at December 31, 2013; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

The Company uses a combination of insurance and self-insurance for workers’ compensation. Determining the reserve for workers’ compensation losses and costs that the Company has incurred as of the end of a reporting period involves significant judgments based on projected future events, including potential settlements for pending claims, known incidents which may result in claims, estimates of incurred but not yet reported claims, changes in insurance premiums, estimated litigation costs and other factors. The Company regularly adjusts these estimates to reflect changes in the foregoing factors. However, since this reserve is based on estimates, the actual expenses incurred may differ from the amounts reserved. Any subsequent changes in estimates are recorded in the period in which they are determined.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended December 31, 2013, 2012, and 2011 were $10.5 million, $9.6 million, and $7.9 million, respectively, and are included as a component of operating expenses within the Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except for per share amounts):

	Year Ended December 31,
	2013	2012	2011
Net (loss) income	$(16,504)	$(3,119)	$3,025
Net loss (income) allocated to unvested restricted shares	513	90	(67)

Undistributed net (loss) income allocated to common shares	$(15,991)	$(3,029)	$2,958

Weighted average shares outstanding — basic	27,815	27,349	26,995
Effects of dilutive securities:
Employee equity compensation plans	—	—	67

Weighted average shares outstanding — diluted	27,815	27,349	27,062

Basic net (loss) income per share	$(0.58)	$(0.11)	$0.11

Diluted net (loss) income per share	$(0.58)	$(0.11)	$0.11

Awards of unvested restricted stock representing approximately 0.9 million, 0.8 million, and 0.6 million shares were outstanding for the fiscal years ended December 31, 2013, 2012, and 2011, respectively, and were included in the computation of allocable net income.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of shareholders’ equity.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In May 2007, the Company and SHPIII formed SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 100 independent living units and 49 assisted living units and opened in August 2008. The Company contributed $0.8 million to SHPIII/CSL Miami for its 10% interest and accounts for its investment in SHPIII/CSL Miami under the equity method of accounting.

In November 2007, the Company and SHPIII formed SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 68 independent living units and 80 assisted living units and opened in April 2009. The Company contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest and accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting. The Company contributed land to SHP III/CSL Richmond Heights as a capital contribution during formation of the joint venture in November 2007 resulting in a $0.2 million gain to the Company. The gain had been deferred when the land was initially contributed to SHP III/CSL Richmond Heights due to the continuing involvement of the Company as a result of a development agreement guarantee. The Company met the breakeven requirements of the development agreement guarantee during the third quarter of fiscal 2011 resulting in full satisfaction and termination of the guarantee and recognition of the deferred gain as a component of gain on disposition of assets, net, within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

4.	Acquisitions

Fiscal 2013

Effective December 24, 2013, the Company closed the Indiana Transaction for $57.0 million. The communities consist of 48 independent living units and 304 assisted living units. The Company incurred approximately $0.3 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing from Fannie Mae for approximately $43.7 million of the acquisition price at fixed rates of 5.56% with 10-year terms with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective December 24, 2013, the Company closed the Dillon Pointe Transaction for approximately $7.9 million. The community consists of 36 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing from Fannie Mae for approximately $5.6 million of the acquisition price at a fixed rate of 5.56% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective October 31, 2013, the Company closed the acquisition of the Whitcomb House Transaction for approximately $15.8 million. The community consists of 68 assisted living units. The Company incurred approximately $0.2 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing from Fannie Mae for approximately $11.9 million of the acquisition price at a fixed rate of 5.38% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective October 23, 2013, the Company closed the acquisition of the Fitchburg Transaction for approximately $16.0 million. The community consists of 82 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing from Fannie Mae for approximately $11.9 million of the acquisition price at a fixed rate of 5.50% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective September 30, 2013, the Company closed the Oakwood Transaction for approximately $11.8 million. The community consists of 64 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained interim financing from Berkadia for approximately $8.5 million of the acquisition price at a variable interest rate of LIBOR plus 3.75% with a maturity date of October 10, 2015, with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective September 5, 2013, the Company closed the Middletown Transaction for $9.9 million. The community consists of 61 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing from Fannie Mae for approximately $7.6 million of the acquisition price at a fixed interest rate of 5.93% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective June 28, 2013, the Company closed the Autumn Glen Transaction for $6.3 million. The community consists of 52 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained interim financing from Berkadia for approximately $4.6 million of the acquisition price at a variable interest rate of LIBOR plus 3.75% with a maturity date of July 10, 2015, with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective May 31, 2013, the Company closed the Vintage Transaction for $19.1 million. The community consists of 80 assisted living units and 22 independent living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing from Fannie Mae for approximately $14.5 million of the acquisition price at a fixed interest rate of 5.30% with a 12-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective March 7, 2013, the Company closed the Elkhorn Transaction for approximately $6.7 million. The community consists of 64 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing from Fannie Mae for $4.0 million of the acquisition price at a fixed interest rate of 4.66% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

As a result of these acquisitions, the Company recorded additions to property and equipment of approximately $135.4 million and other assets, primarily consisting of in-place lease intangibles, of approximately $15.1 million within the Company’s Consolidated Balance Sheets which will be depreciated or amortized over the estimated useful lives. The purchase accounting for fourth quarter 2013 acquisitions is preliminary as it is subject to final valuation adjustments.

During fiscal 2013, these acquisitions generated $8.0 million of revenue and $(2.2) million of losses before income taxes which are included in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income from the dates of acquisition. Losses before income taxes primarily result from the amortization of in-place lease intangibles associated with acquisitions during fiscal 2013 and 2012. The unaudited pro forma combined results of operations have been prepared as if the acquisitions had occurred on January 1, 2012, as follows (in thousands):

	December 31,
	2013	2012
Total revenues	$376,528	$342,121
Income (loss) before income taxes	$(4,466)	$(22,090)

The unaudited pro forma consolidated amounts are presented for informational purposes only and do not necessarily reflect the results of operations of the Company that would have actually resulted had the acquisitions occurred on January 1, 2012.

Fiscal 2012

Effective December 21, 2012, the Company closed the acquisition of one senior living community located in Rocky River, Ohio, for approximately $10.8 million. The community consists of 116 assisted living units. The

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing through Fannie Mae for approximately $7.6 million of the acquisition price at a fixed rate of 4.58% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective December 20, 2012, the Company closed the acquisition of one senior living community located in Springfield, Missouri, for approximately $22.0 million. The community consists of 159 independent living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing through Fannie Mae for approximately $17.0 million of the acquisition price at a fixed rate of 4.32% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective October 23, 2012, the Company closed the acquisition of six senior living communities located in Indiana and Ohio for approximately $62.5 million. The Company incurred approximately $0.3 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The communities consist of 440 assisted living units. The Company obtained financing for four of the communities through Fannie Mae for approximately $26.4 million of the acquisition price at a fixed rate of 4.34% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources. The Company obtained interim financing for one of the communities through Berkadia for $6.4 million of the acquisition price at a variable rate of LIBOR plus 4.5%, with the balance of the acquisition price paid from the Company’s existing cash resources. The Company obtained long-term fixed rate financing through Fannie Mae on December 28, 2012, for approximately $6.4 million to replace the Berkadia interim loan at a fixed rate of 4.5% with a 10-year term. Due to a recent expansion, the Company also obtained interim financing for one of the communities through Berkadia for $11.6 million of the acquisition price at a variable rate of LIBOR plus 4.5% which matures on November 10, 2013, with the balance of the acquisition price paid from the Company’s existing cash resources. The Company obtained long-term fixed rate financing to replace the $11.6 million Berkadia interim loan on March 7, 2013, from Fannie Mae at a fixed rate of 4.66% with a 10-year term.

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

Effective October 17, 2012, the Company closed the acquisition of one senior living community located in Corpus Christi, Texas, for approximately $6.4 million. The community acquired is part of the five-community transaction of which the other four communities closed on March 30, 2012. The community consists of 50 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company assumed mortgage debt originated by the U.S. Department of Housing and Urban Development (“HUD”) of approximately $3.2 million of the acquisition price at a fixed rate of 4.48% with approximately a 33-year remaining term with the balance of the acquisition price paid from the Company’s existing cash resources.

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

Effective March 30, 2012, the Company closed the acquisition of four senior living communities located in Arlington, College Station, Conroe, and Stephenville, Texas, for approximately $34.1 million. The four communities acquired are part of a five-community transaction with the fifth community located in Corpus Christi, Texas, which closed on October 17, 2012. The four communities acquired consist of 45 independent living units and 211 assisted living units. The Company incurred approximately $0.2 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing through Fannie Mae for approximately $26.1 million of the acquisition price at a fixed rate of 4.69% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective March 1, 2012, the Company closed the acquisition of one senior living community located in Granbury, Texas, for approximately $7.0 million. The community consists of 82 assisted living units. The Company incurred approximately $0.2 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing through Fannie Mae for approximately $5.4 million of the acquisition price at a fixed rate of 4.38% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

As a result of these acquisitions, during fiscal 2012 the Company recorded additions to property and equipment of approximately $170.3 million and other assets, primarily consisting of in-place lease intangibles, of approximately $22.9 million within the Company’s Consolidated Balance Sheets which will be depreciated or amortized over the estimated useful lives.

5.	Property and Equipment

Property and equipment consists of the following (in thousands):

		December 31,
	Asset Lives	2013	2012
Land		$48,974	$39,599
Land improvements	5 to 20 years	10,507	7,256
Buildings and building improvements	10 to 40 years	676,466	551,633
Furniture and equipment	5 to 10 years	31,340	26,121
Automobiles	5 to 7 years	3,437	2,616
Leasehold improvements	(1)	34,635	29,170
Construction in progress	(2)	268	367

		805,627	656,762
Less accumulated depreciation and amortization.		155,660	129,603

Property and equipment, net		$649,967	$527,159

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining lease term.

(2)	Construction in progress at December 31, 2012, includes $0.3 million of capitalized computer software development costs.

At December 31, 2013 and 2012, furniture and equipment includes $2.9 million and $2.3 million, respectively, of capitalized computer software development costs of which $2.6 million and $2.2 million, respectively, has been amortized and is included as a component of accumulated depreciation and amortization. Automobiles include $0.1 million of assets under capital lease at December 31, 2012, of which $35,000 has been amortized and is included as a component of accumulated depreciation and amortization at December 31, 2012. No automobiles were under capital lease by the Company at December 31, 2013.

Property and equipment includes $32.4 million of assets under capital lease in connection with the Ventas Lease Transaction, of which $12.0 million and $10.9 million has been amortized and is included as a component of accumulated depreciation and amortization at December 31, 2013 and 2012, respectively.

6.	Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2013	2012
Deferred loan costs, net	$4,509	$4,016
Deferred lease costs, net	11,278	11,839
Security and other deposits	12,012	10,673
In-place lease intangibles, net	12,063	14,163
Other	1,897	2,226

	$41,759	$42,917

In connection with the Company’s acquisitions and certain lease transactions, subject to final valuation adjustments, the Company recorded additions to in-place lease intangibles in order to reflect the value associated with the resident operating leases acquired. In-place lease intangibles are being amortized over the estimated remaining useful life of the respective resident operating leases. The value of in-place leases includes lost revenue that would be realized if the resident operating leases were to be replaced by the Company. At December 31, 2013 and 2012, the Company had gross in-place lease intangibles of $48.3 million and $33.3 million, respectively, of which $36.2 million and $19.1 million, respectively, has been amortized. The unamortized balance at December 31, 2013 is expected to be fully amortized during fiscal 2014.

7.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2013	2012
Accrued salaries, bonuses and related expenses	$8,923	$7,529
Accrued property taxes	12,716	11,311
Accrued interest	1,822	1,503
Accrued health claims and workers comp	3,608	1,822
Accrued professional fees	436	572
Other	1,816	1,708

	$29,321	$24,445

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Notes Payable

Notes payable consists of the following (in thousands):

Lender	Average Monthly Payment	Net Book Value Of Collateral(1)	Interest Rate		Maturity Date	Notes Payable December 31,
						2013	2012
Freddie Mac	$728	$162,829	6.29%		July 2015	$93,765	$96,433
Freddie Mac	101	87,345	4.39		July 2015	19,742	20,068
Freddie Mac	60	6,800	5.75		April 2017	8,629	8,837
Fannie Mae	178	42,167	5.91		June 2017	27,324	27,809
Fannie Mae	28	31,890	4.47		June 2017	5,467	5,557
Fannie Mae	78	16,271	5.69		August 2021	13,103	13,281
Fannie Mae	26	5,812	4.97		October 2021	4,657	4,729
Fannie Mae	101	22,374	4.92		October 2021	18,398	18,685
Fannie Mae	117	25,304	4.92		November 2021	21,391	21,723
Fannie Mae	27	5,874	4.38		March 2022	5,224	5,312
Fannie Mae	60	12,963	4.76		April 2022	11,190	11,364
Fannie Mae	135	29,520	4.69		April 2022	25,448	25,851
Fannie Mae	60	16,801	4.48		May 2022	11,546	11,735
Fannie Mae	144	35,467	4.34		November 2022	28,455	28,920
Fannie Mae	33	7,639	4.50		November 2022	6,325	6,417
Fannie Mae	84	19,675	4.32		January 2023	16,744	16,995
Fannie Mae	39	8,788	4.58		January 2023	7,471	7,577
Fannie Mae	85	19,720	4.66		April 2023	16,221	—
Fannie Mae	45	8,818	5.93		October 2023	7,595	—
Fannie Mae	67	14,210	5.50		November 2023	11,837	—
Fannie Mae	67	14,025	5.38		November 2023	11,900	—
Fannie Mae	282	57,984	5.56		January 2024	49,292	—
Fannie Mae	81	17,446	5.30		June 2025	14,434	—
Berkadia	—	—	(3)		November 2013	—	11,550
Berkadia	108	19,402	5.46		August 2015	14,294	14,784
Berkadia	15	5,639	(4)		July 2015	4,550	—
Berkadia	28	10,647	(4)		October 2015	8,472	—
Berkadia	37	9,406	(5)		January 2016	9,500	—
HUD	16	5,798	4.48		September 2045	3,188	3,233
TCF	1	8	7.55		January 2014	1	7
Insurance Financing	496	—	1.97		May 2014	2,466	—
Insurance Financing	67	—	1.89		October 2014	665	—
Insurance Financing	—	—	—		March 2013	—	644
Insurance Financing	—	—	—		May 2013	—	585
Insurance Financing	—	—	—		September 2013	—	500

	$3,394		5.23	%(2)		479,294	362,596

Less current portion						11,918	20,230

						$467,376	$342,366

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	58 of the facilities owned by the Company are encumbered by mortgage debt and are provided as collateral under their respective loan agreements.

(2)	Weighted average interest rate on current fixed interest rate debt outstanding.

(3)	On March 7, 2013, the Company obtained long-term fixed rate financing from Fannie Mae to replace this loan with a fixed interest rate of 4.66% and a 10-year term.

(4)	Variable interest rate of LIBOR plus 3.75% which was 3.92% at December 31, 2013.

(5)	Variable interest rate of LIBOR plus 4.50% which was 4.67% at December 31, 2013.

The aggregate scheduled maturities of notes payable at December 31, 2013 are as follows (in thousands):

2014	$11,918
2015	142,534
2016	15,150
2017	43,793
2018	5,262
Thereafter	260,637

$479,294

On December 24, 2013, the Company obtained approximately $43.7 million of mortgage debt on three senior living communities from Fannie Mae. The new mortgage loans have 10-year terms with 5.56% fixed interest rates and the principal amortized over 30-year terms. The Company incurred approximately $0.4 million in deferred financing costs related to this loan, which is being amortized over ten years.

On December 24, 2013, the Company obtained approximately $5.6 million of mortgage debt on one senior living community from Fannie Mae. The new mortgage loan has a 10-year term with a 5.56% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over ten years.

On December 23, 2013, the Company obtained approximately $9.5 million of short-term financing on an existing community from Berkadia. The new loan is interest only short-term financing at a variable interest rate of LIBOR plus 4.50% with a maturity date of January 10, 2016. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which is being amortized over two years.

On October 31, 2013, the Company obtained approximately $11.9 million of mortgage debt on one senior living community from Fannie Mae. The new mortgage loan has a 10-year term with a 5.38% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over ten years.

On October 23, 2013, the Company obtained approximately $11.9 million of mortgage debt on one senior living community from Fannie Mae. The new mortgage loan has a 10-year term with a 5.50% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over ten years.

On September 30, 2013, in conjunction with the acquisition of one senior living community, the Company obtained interim financing from Berkadia for approximately $8.5 million. The interim financing is interest only at a variable interest rate of LIBOR plus 3.75% with a maturity date of October 10, 2015. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over the initial loan term.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 28, 2013, in conjunction with the acquisition of one senior living community, the Company obtained interim financing from Berkadia for approximately $4.6 million. The interim financing is interest only at a variable interest rate of LIBOR plus 3.75% with a maturity date of July 10, 2015. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over the initial loan term.

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

On March 7, 2013, the Company obtained approximately $12.4 million of mortgage debt from Fannie Mae to replace an interim financing obtained by the Company from Berkadia on October 23, 2012, in connection with the Company’s previous acquisition of a senior living community. The new mortgage loan has a 10-year term with a 4.66% fixed interest rate and the principal amortized over a 30-year term and is cross-collateralized and cross-defaulted with the approximately $4 million mortgage loan that also closed on March 7, 2013. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which is being amortized over ten years.

On December 28, 2012, the Company obtained approximately $6.4 million of mortgage debt on one senior living community from Fannie Mae. The new mortgage loan has a 10-year term with a 4.5% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over ten years.

On December 21, 2012, the Company obtained approximately $7.6 million of mortgage debt on one senior living community from Fannie Mae. The new mortgage loan has a 10-year term with a 4.58% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which is being amortized over ten years.

On December 20, 2012, the Company obtained approximately $17.0 million of mortgage debt on one senior living community from Fannie Mae. The new mortgage loan has a 10-year term with a 4.32% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which is being amortized over ten years.

On October 23, 2012, the Company obtained approximately $2.6 million of mortgage debt on one senior living community from Fannie Mae. The new mortgage loan has a 10-year term with a 4.34% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over ten years.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At December 31, 2013 and 2012, these communities carried a total net book value of $601.2 million and $469.8 million, respectively, with total mortgage loans outstanding of $476.2 million and $360.9 million, respectively.

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the life of the notes. At December 31, 2013 and 2012, the Company had gross deferred loan costs of $7.7 million and $6.2 million, respectively. Accumulated amortization was $3.2 million and $2.2 million at December 31, 2013 and 2012, respectively. Amortization expense is expected to be approximately $1.1 million in each of the next five fiscal years.

The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of certain promissory notes. The Company was in compliance with all of its debt covenants at December 31, 2013 and 2012.

9.	Equity

Preferred Stock

The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Board without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of December 31, 2013 and 2012.

Share Repurchases

On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. Shares of stock repurchased under the program will be held as treasury shares. Pursuant to this authorization, during fiscal 2009, the Company purchased 349,800 shares at an average cost of $2.67 per share for a total cost to the Company of approximately $0.9 million. All such purchases were made in open market transactions. The Company did not purchase any shares of its common stock pursuant to the Company’s share repurchase program during fiscal 2013 or 2012.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A summary of the Company’s stock option activity and related information for the years ended December 31, 2013, 2012, and 2011 is presented below:

	Outstanding at Beginning of Year	Granted	Exercised	Forfeited	Outstanding End of Year	Options Exercisable
December 31, 2013
Shares	265,930	—	246,930	—	19,000	19,000
Weighted average price	$6.28	—	$6.21	—	$7.10	$7.10
December 31, 2012
Shares	285,100	—	19,170	—	265,930	265,930
Weighted average price	$6.28	—	$6.36	—	$6.28	$6.28
December 31, 2011
Shares	516,334	—	231,234	—	285,100	285,100
Weighted average price	$4.44	—	$2.17	—	$6.28	$6.28

The options outstanding and the options exercisable at December 31, 2013, 2012, and 2011, had an aggregate intrinsic value of $0.3 million, $3.3 million, and $0.5 million, respectively. All stock options outstanding are fully vested.

The following table summarizes information relating to the Company’s options outstanding and options exercisable as of December 31, 2013.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at End of Year	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at End of Year	Weighted Average Exercise Price
$4.50	1,000	0.08	$4.50	1,000	$4.50
$4.85	6,000	0.38	$4.85	6,000	$4.85
$5.90	6,000	1.36	$5.90	6,000	$5.90
$10.97	6,000	2.35	$10.97	6,000	$10.97

$4.50 to $10.97	19,000	1.30	$7.10	19,000	$7.10

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tranche of the award as if the award is, in substance, multiple awards once the performance target is deemed probable of achievement. Performance goals are evaluated periodically and if such goals are not ultimately met or it is not probable the goals will be achieved, no compensation expense is recognized and any previously recognized compensation expense is reversed.

The Company recognizes compensation expense of a restricted stock award over its respective vesting or performance period based on the fair value of the award on the grant date, net of forfeitures. A summary of the Company’s restricted common stock awards activity and related information for the years ended December 31, 2013, 2012, and 2011 is presented below:

	Outstanding at Beginning of Year	Issued	Vested	Forfeited	Outstanding End of Year
December 31, 2013
Shares	803,218	403,715	312,980	23,736	870,217
December 31, 2012
Shares	626,442	508,191	323,415	8,000	803,218
December 31, 2011
Shares	449,893	400,580	207,961	16,070	626,442

The restricted stock outstanding at December 31, 2013, 2012, and 2011, had an aggregate intrinsic value of $20.9 million, $15.0 million, and $5.0 million, respectively.

During fiscal 2013, the Company awarded 403,715 shares of restricted common stock to certain employees and directors of the Company, of which 130,000 shares were subject to performance-based vesting conditions. The average market value of the common stock on the date of grant was $23.93. These awards of restricted shares vest over a one to four-year period and had an intrinsic value of $9.7 million on the date of grant.

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

The Company has total stock-based compensation expense, net of estimated forfeitures, of $7.6 million not recognized for the year ended December 31, 2013, and expects this expense to be recognized over approximately a one to four-year period.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

The (benefit) provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$(5,411)	$574	$3,441
State	377	1,927	1,739
Deferred:
Federal	6,251	(2,613)	(1,791)
State	4,542	(919)	(890)

	$5,759	$(1,031)	$2,499

The provision (benefit) for income taxes differed from the amounts of income tax provision (benefit) determined by applying the U.S. federal statutory income tax rate to income before provision (benefit) for income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Tax (benefit) provision at federal statutory rates	$(3,653)	$(1,397)	$1,878
State income tax expense, net of federal effects	401	641	489
Federal and state income tax return true up	325	(122)	47
State effective rate changes	(20)	36	71
Change in deferred tax asset valuation allowance	8,810	—	—
Other	(104)	(189)	14

	$5,759	$(1,031)	$2,499

A summary of the Company’s deferred tax assets and liabilities, are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Deferred gains on sale/leaseback transactions	$7,771	$9,915
Net operating loss carryforward (expiring up to 2032)	5,271	2,787
Compensation costs	877	818
Investments in unconsolidated joint ventures	73	541
Capital loss carryforward	605	—
Other	1,537	1,555

Total deferred tax assets	16,134	15,616
Valuation Allowance	(8,810)	—

Total deferred tax assets, net	7,324	15,616
Deferred tax liabilities:
Depreciation and amortization	(7,324)	(4,823)

Total deferred tax assets, net	$—	$10,793

Current deferred tax assets, net	$845	$1,443
Long-term deferred tax (liabilities) assets, net	(845)	9,350

Total deferred tax assets, net	$—	$10,793

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which we expect those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, a valuation allowance of $8.8 million was recorded during fiscal 2013, to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized. Prior to fiscal 2013, a valuation allowance had not been provided. A significant component of objective evidence evaluated was the cumulative loss incurred by the Company over the three-year period ended December 31, 2013. Such objective evidence severely limits the ability to consider other subjective evidence such as the Company’s ability to generate sufficient taxable income in future periods to fully recover the deferred tax assets. However, in the event that we were to determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period we made such a determination. The benefits of the net deferred tax assets might not be realized if actual results differ from expectations.

As of December 31, 2013, the Company has Federal and State Net Operating Loss (“NOL”) carryforwards of $9.0 million and $26.0 million and related deferred tax assets of $3.0 million and $2.0 million, respectively, and a Federal Alternative Minimum Tax Credit carryforward of $0.3 million. Additionally, the Company has a Federal NOL carryforward of $7.2 million related to the excess tax benefits associated with stock-based compensation and stock option exercises. The benefit of this NOL will be recognized as an increase to additional paid-in capital at the point when such NOL provides cash benefit to the Company.

The effective tax rates for fiscal 2013 and 2012 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the TMT, which effectively imposes tax on modified gross revenues for communities within the State of Texas. During both fiscal 2013 and 2012, the Company consolidated 36 Texas communities and the TMT increased the overall provision for income taxes. The Company is generally no longer subject to federal and state tax audits for years before 2010.

12.	Employee Benefit Plans

The Company has a 401(k) salary deferral plan (the “Plan”) in which all employees of the Company meeting minimum service and age requirements are eligible to participate. Contributions to the Plan are in the form of employee salary deferrals, which are subject to employer matching contributions of up to 2% of the employee’s annual salary. The Company’s contributions are funded semi-monthly to the Plan administrator. Matching contributions of $0.4 million were contributed to the Plan annually in fiscal 2013, 2012, and 2011. The Company incurred administrative expenses related to the Plan of $15,300, $14,500, and $14,200 in fiscal 2013, 2012, and 2011, respectively.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Fair Value of Financial Instruments

The carrying amounts and fair values of financial instruments at December 31, 2013 and 2012 are as follows (in thousands):

	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$13,611	$13,611	$18,737	$18,737
Restricted cash	11,425	11,425	10,179	10,179
Notes payable	479,294	459,708	362,596	378,459

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

15.	Investments in Unconsolidated Joint Ventures

The Company’s investments in unconsolidated joint ventures consist of the following (in thousands):

	December 31,
	2013	2012
SHPIII/CSL Miami member interest	$39	$16
SHPIII/CSL Richmond Heights member interest	484	570
SHPIII/CSL Levis Commons member interest	487	488

	$1,010	$1,074

SHPIII/CSL Miami:    In May 2007, the Company and SHPIII entered into SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 100 independent living units and 49 assisted living units with a capacity of 196 residents and opened in August 2008. The Company contributed $0.8 million to SHPIII/CSL Miami for its 10% interest. The Company accounts for its investment in SHPIII/CSL Miami under the equity method of accounting and the Company recognized earnings (losses) in the equity of SHPIII/CSL Miami of $24,000, $(0.2) million, and $(0.7) million in fiscal 2013, 2012, and 2011, respectively. The Company earned $0.2 million in management fees on the community in each of fiscal 2013, 2012, and 2011.

SHPIII/CSL Richmond Heights:    In November 2007, the Company and SHPIII entered into SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 68 independent living units and 80 assisted living units with a capacity of 197 residents and opened in April 2009. The Company contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest. The Company accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting and the Company recognized earnings (losses) in the

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity of SHPIII/CSL Richmond Heights of $67,000, $19,000, and $(44,000) in fiscal 2013, 2012, and 2011, respectively. The Company earned $0.3 million in management fees on the community in each of fiscal 2013 and 2012 and $0.2 million in management fees on the community in fiscal 2011.

SHPIII/CSL Levis Commons:    In December 2007, the Company and SHPIII entered into SHPIII/CSL Levis Commons to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 90 independent living units and 56 assisted living units with a capacity of 197 residents and opened in April 2009. The Company has contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest. The Company accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting and the Company recognized earnings (losses) in the equity of SHPIII/CSL Levis Commons of $43,000, $(9,000), and $(0.1) million in fiscal 2013, 2012, and 2011, respectively. The Company earned $0.3 million in management fees on the community in fiscal 2013 and $0.2 million in management fees on the community in each of fiscal 2012 and 2011.

16.	Allowance for Doubtful Accounts

The components of the allowance for doubtful accounts are as follows (in thousands):

	December 31,
	2013	2012	2011
Balance at beginning of year	$1,825	$1,705	$1,607
Provision for bad debts, net of recoveries	497	749	287
Write-offs and other	(422)	(629)	(189)

Balance at end of year	$1,900	$1,825	$1,705

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Leases

The Company currently leases 50 senior living communities from certain REITs. The lease terms are generally for 10-15 years with renewal options for 5-20 years at the Company’s option. The following table summarizes each of the Company’s facility lease agreements as of December 31, 2013 (dollars in millions):

Landlord	Date of Lease	Number of Communities	Value of Transaction	Term	Initial Lease Rate(1)	Lease Acquisition Costs(2)	Deferred Gains / Lease Concessions(3)
Ventas	September 30, 2005	6	$84.6	(4) (Two five-year renewals)	8%	$1.4	$4.6
Ventas	October 18, 2005	1	19.5	(4) (Two five-year renewals)	8%	0.2	—
Ventas	June 8, 2006	1	19.1	(4) (Two five-year renewals)	8%	0.4	—
Ventas	January 31, 2008	1	5.0	(4) (Two five-year renewals)	7.75%	0.2	—
Ventas	June 27, 2012	2	43.3	(4) (Two five-year renewals)	6.75%	0.8	—
HCP	May 1, 2006	3	54.0	(5) (Two ten-year renewals)	8%	0.2	12.8
HCP	May 31, 2006	6	43.0	10 years (Two ten-year renewals)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	(5) (Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	(5) (Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	(5) (Two ten-year renewals)	7.25%	0.1	—
HCN	April 16, 2010	5	48.5	15 years (One 15-year renewal)	8.25%	0.6	0.8
HCN	May 1, 2010	3	36.0	15 years (One 15-year renewal)	8.25%	0.2	0.4
HCN	September 10, 2010	12	104.6	15 years (One 15-year renewal)	8.50%	0.4	2.0
HCN	April 8, 2011	4	141.0	15 years (One 15-year renewal)	7.25%	0.9	16.2

Subtotal						6.6	37.4
Accumulated amortization through December 31, 2013						(3.1)	—
Accumulated deferred gains / lease concessions recognized through December 31, 2013						—	(15.8)

Net lease acquisition costs / deferred gains / lease concessions as of December 31, 2013						$3.5	$21.6

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as set forth in each respective lease agreement.

(2)	Lease acquisition costs are being amortized over the respective initial lease terms.

(3)	Deferred gains of $34.8 million and lease concessions of $2.6 million are being recognized in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income as a reduction in facility lease expense over the respective initial lease terms. Lease concessions of $0.6 million relate to the transaction with HCP on May 31, 2006, and $2.0 million relate to the transaction with HCN on September 10, 2010.

(4)	Effective June 27, 2012, the Company closed the lease transaction with Ventas. All of the leased communities in the Ventas lease portfolio were modified to be coterminous expiring on September 30, 2020, with two 5-year renewal extensions available at the Company’s option.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	On November 11, 2013, the Company executed a third amendment to the master lease agreement associated with nine of its leases with HCP to facilitate a $3.3 million capital improvement project and extend the respective lease terms through October 31, 2020.

Ventas

As of December 31, 2013, the Company leased 11 senior living facilities from Ventas. During the second quarter of fiscal 2012, the Company closed the Ventas Lease Transaction which resulted in modification to the Ventas Lease Agreements. All of the leased communities in the Ventas lease portfolio were modified to be coterminous expiring on September 30, 2020, with two five-year renewal extensions available at the Company’s option. The initial lease rates under each of the Ventas Lease Agreements range from 6.75% to 8% and are subject to certain conditional escalation clauses which will be recognized when probable or incurred. The Company incurred $3.0 million in lease acquisition costs related to the Ventas Lease Agreements. These deferred lease acquisition costs are being amortized over the lease terms and are included in facility lease expense in the Company’s Consolidated Statement of Operations and Comprehensive (Loss) Income. The Company accounts for nine of the Ventas Lease Agreements as an operating lease and two as a Capital lease and financing obligation.

Effective June 27, 2012, the Company closed a lease modification transaction with Ventas which resulted in the Company exchanging two of its owned communities for one of the communities in the existing Ventas lease portfolio and simultaneously leasing back the two communities exchanged (the “Ventas Lease Transaction”). This transaction was the result of negotiations for a solution to the anticipation of the Company not meeting certain lease coverage ratio requirements for its lease portfolio of ten properties with Ventas. The two communities previously owned by the Company are located in East Lansing, Michigan (the “East Lansing Community”) and Raleigh, North Carolina (the “Raleigh Community”) and were exchanged for a community located in Merrillville, Indiana (the “Towne Centre Community”). All three communities continue to be operated by the Company. In conjunction with this transaction, Ventas assumed approximately $18.3 million of existing mortgage debt from Berkadia and the Company received the Towne Centre Community unencumbered. All of the leased communities in the Ventas lease portfolio were modified to be coterminous with the East Lansing and Raleigh Community leases expiring on September 30, 2020, with two 5-year renewal extensions available at the Company’s option, eliminate property-level lease covenants, and contain substantially similar terms and conditions. These leases were re-evaluated by the Company at the modification date and continue to be treated as operating leases. Under the terms of the original lease agreements with Ventas, the Company had previously deposited additional cash collateral of approximately $3.4 million which was returnable to the Company once certain performance targets were reached. However, due to the rebalanced lease portfolio meeting the lease coverage ratio requirements, the Company negotiated the return of these deposits as a condition to the lease modification. Additionally, due to the extension of the lease terms for the Ventas lease portfolio to fiscal 2020, the rights of Ventas to reset the underlying values of the leased communities were deferred for five years.

Pursuant to Accounting Standards Codification (“ASC”) 840, Leases, the Company performed a sale/leaseback analysis to determine whether the East Lansing Community and Raleigh Community could be removed from its Consolidated Balance Sheets. Based upon the analysis performed, the Company concluded certain aspects of the lease modification would be considered forms of “continuing involvement” which precludes the Company from derecognizing these assets from its Consolidated Balance Sheets under sale/leaseback accounting criteria. Therefore, the Company recorded financing obligations equal to the fair market value of the communities exchanged and the mortgage debt assumed by Ventas. At the end of the lease term, including exercise of any renewal options, the net remaining financing obligation less the net carrying value of the leased assets will be recognized as a non-cash gain on sale of the East Lansing Community and Raleigh Community. Rental payments under these leases will not be reflected as a component of facility lease expense but will be recognized as a reduction of the financing obligation and interest expense based upon the Company’s incremental borrowing rate at the time the transaction was closed. As a result of this transaction, the Company recorded addi-

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tions to property and equipment of approximately $13.2 million and other assets, primarily consisting of lease intangibles, of approximately $11.8 million within the Company’s Consolidated Balance Sheets which will be depreciated or amortized over the estimated useful lives. The additions to property and equipment were reduced by approximately $4.9 million which represented the unamortized portion of the deferred gain previously recognized by the Company when the Towne Centre Community had been sold in fiscal 2006. Lease intangibles consist of the fair value of in-place leases associated with the Towne Centre Community and the fair value attributable to Ventas deferring its right to reset the underlying values of the lease portfolio five years until fiscal 2020.

HCP

As of December 31, 2013, the Company leased 15 senior living facilities from HCP. Effective November 11, 2013, the Company executed a third amendment to the master lease agreement with HCP to facilitate a $3.3 million capital improvement project for nine properties within the HCP lease portfolio, which extended the initial lease with respect to such properties until October 31, 2020. The remaining six communities in the HCP lease portfolio currently expire May 2016. The HCP Lease Agreements each have two 10-year renewal extensions available at the Company’s option. The initial lease rates under the HCP Lease Agreements range from 7.25% to 8% and are subject to certain conditional escalation clauses, which will be recognized when probable or incurred. The Company incurred $1.5 million in lease acquisition costs related to the HCP Lease Agreements. These deferred lease acquisition costs are being amortized over the lease terms and are included in facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company accounts for each of the HCP Lease Agreements as an operating lease.

HCN

As of December 31, 2013, the Company leased 24 senior living facilities from HCN. The HCN Lease Agreements each have an initial term of 15 years, with one 15-year renewal extension available at the Company’s option. The initial lease rates under the HCN Lease Agreements range from 7.25% to 8.5% and are subject to certain conditional escalation clauses, which will be recognized when probable or incurred. The initial terms on the HCN Lease Agreements expire on various dates through April 2026. The Company incurred $2.1 million in lease acquisition costs related to the HCN Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 15-year lease terms and are included in facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company accounts for each of the HCN Lease Agreements as an operating lease.

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

The Company incurred $58.8 million, $58.5 million, and $55.1 million in lease expense during fiscal 2013, 2012, and 2011, respectively. Future minimum lease commitments as of December 31, 2013, are as follows (in thousands):

2014	$61,831
2015	61,889
2016	59,093
2017	57,677
2018	57,681
Thereafter	246,331

$544,502

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2013 and 2012, the Company had gross deferred lease costs of $6.6 million. Accumulated amortization at December 31, 2013 and 2012 was $3.1 million and $2.6 million, respectively, and amortization expense is expected to be approximately $0.5 million in each of the next five fiscal years. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at December 31, 2013.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Capital Senior Living Corporation

We have audited Capital Senior Living Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Capital Senior Living Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Capital Senior Living Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital Senior Living Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated March 3, 2014, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Dallas, Texas

March 3, 2014

INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

Exhibit Number		Description

2.1	—	Asset Purchase Agreement, dated as of June 25, 2010, between Capital Senior Living Acquisition, L.L.C. and Signature Assisted Living of Texas, LLC. (Incorporated by reference to exhibit 2.1 to the Company’s Current Report on Form 8-K, dated June 28, 2010, filed by the Company with the Securities and Exchange Commission.)

3.1	—	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)

3.1.1	—	Amendment to Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

3.2	—	Second Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 8, 2013.)

4.1	—	1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation, as amended (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on December 3, 1999, by the Company with Securities and Exchange Commission.)

4.2	—	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

4.3	—	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

4.4	—	Rights Agreement, dated as of February 25, 2010, by and between Capital Senior Living Corporation and Mellon Investor Services LLC, including all exhibits thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 26, 2010).

4.5	—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock, par value $0.01 per share (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K on February 26, 2010).

4.6	—	Form of Right Certificate (included as Exhibit B to the Rights Agreement, which is Exhibit 4.4 hereto, as amended pursuant to the First Amendment to Rights Agreement, which is Exhibit 4.8 hereto, and incorporated herein by reference).

4.7	—	Form of Summary of Rights (included as Annex A to the First Amendment to Rights Agreement, which is Exhibit 4.8 hereto, and incorporate herein by reference).

4.8	—	First Amendment to Rights Agreement, dated as of March 5, 2013, by and between the Company and Computershare Shareowner Services LLC (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 8, 2013.)

10.1	—	1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation, as amended (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on December 3, 1999, by the Company with Securities and Exchange Commission.)

10.1.1	—	Form of Stock Option Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed on December 3, 1999, by the Company with Securities and Exchange Commission.)

Exhibit Number		Description

10.2	—	Employment Agreement, dated as of November 1, 1996, by and between Capital Senior Living Corporation and Lawrence A. Cohen (Incorporated by reference to Exhibit 10.11 from the Registration Statement No. 333-33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.)

10.3	—	Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and David R. Brickman (Incorporated by reference to Exhibit 10.12 to the Registration Statement No. 333-33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.)

10.4	—	Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and Keith N. Johannessen (Incorporated by reference to Exhibit 10.13 from the Registration Statement No. 333-33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.

10.5	—	Agreement of Limited Partnership of Triad Senior Living II, L.P. dated September 23, 1998 (Incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.)

10.6	—	Agreement of Limited Partnership of Triad Senior Living III, L.P. dated November 10, 1998 (Incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.)

10.7	—	Agreement of Limited Partnership of Triad Senior Living IV, L.P. dated December 22, 1998 (Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.)

10.8	—	Employment Agreement, dated May 26, 1999, by and between Lawrence A. Cohen and Capital Senior Living Corporation (Incorporated by reference to the Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

10.9	—	Employment Agreement, dated May 25, 1999, by and between Ralph A. Beattie and Capital Senior Living Corporation (Incorporated by reference to the Exhibit 10.76 to the Company’s Annual Report on Form 10-K, dated March 30, 2000, filed by the Company with the Securities and Exchange Commission.)

10.10	—	Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, L.P. (Incorporated by reference to the Exhibit 10.78 to the Company’s Annual Report on Form 10-K, dated March 30, 2000, filed by the Company with the Securities and Exchange Commission.)

10.10.1	—	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, LP. (Incorporated by reference to the Exhibit 10.10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed by the Company with the Securities and Exchange Commission.)

10.11	—	First Amendment to Triad II Partnership Agreement (Incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K, dated August 15, 2000, filed by the Company with the Securities and Exchange Commission.)

10.12	—	Support Agreement dated as of September 11, 2002 by and between Capital Senior Living, Inc., Triad I, Triad II, Triad III, Triad IV and Triad V. (Incorporated by reference to Exhibit 10.102 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed by the Company with the Securities and Exchange Commission.)

10.13	—	Second Amendment to the Employment Agreement of Lawrence A. Cohen, dated January 27, 2003 by and between Lawrence A. Cohen and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.106 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

Exhibit Number		Description

10.14	—	First Amendment to the Employment Agreement of Keith N. Johannessen, dated January 17, 2003 by and between Keith N. Johannessen and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.107 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.15	—	First Amendment to the Employment Agreement of Ralph A. Beattie, dated January 21, 2003 by and between Ralph A. Beattie and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.108 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.16	—	Second Amendment to the Employment Agreement of David R. Brickman, dated January 27, 2003 by and between David R. Brickman and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.109 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.17	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living I, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.110 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.17.1	—	Amended and Restated Draw Promissory Note (Fairfield), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.111.1 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.17.2	—	Amended and Restated Draw Promissory Note (Oklahoma City), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.111.2 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.17.3	—	Amended and Restated Draw Promissory Note (Plano), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.111.3 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.18	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living III, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.112 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.19	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living IV, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.113 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.20	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living V, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.114 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.21	—	Form of Restricted Stock Award Under the 1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 10, 2005, filed by the Company with the Securities and Exchange Commission.)

10.22	—	Master Lease Agreement, dated June 30, 2005, between Ventas Amberleigh, LLC and Capital Senior Management 2, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, dated June 30, 2005, filed by the Company with the Securities and Exchange Commission on July 11, 2005.)

Exhibit Number		Description

10.23	—	Schedule identifying substantially identical agreements to Exhibit 10.63 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, dated June 30, 2005, filed by the Company with the Securities and Exchange Commission on July 11, 2005.)

10.24	—	Loan Agreement, dated July 18, 2005, by Capital Senior Living Peoria, LLC and GMAC Commercial Mortgage Bank (Incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 18, 2005, filed by the Company with the Securities and Exchange Commission.)

10.25	—	Schedule identifying substantially identical agreements to Exhibit 10.65 (Incorporated by reference to the Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated July 18, 2005, filed by the Company with the Securities and Exchange Commission.)

10.26	—	Master Lease Agreement, dated October 18, 2005, between Ventas Georgetowne, LLC and Capital Senior Management 2, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 18, 2005, filed by the Company with the Securities and Exchange Commission.)

10.27	—	Contract of Acquisition, dated as of March 7, 2006, between Health Care Property Investors, Inc. and Capital Senior Living Properties 2 — Crosswood Oaks, Inc., Capital Senior Living Properties 2 — Tesson Heights, Inc. and Capital Senior Living Properties 2 — Veranda Club, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 7, 2006, filed by the Company with the Securities and Exchange Commission.)

10.28	—	Contract of Acquisition, dated as of March 7, 2006, between Texas HCP Holding, L.P. and Capital Senior Living Acquisition, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 7, 2006, filed by the Company with the Securities and Exchange Commission.)

10.29	—	Agreement of Purchase and Sale of Real Property, dated March 10, 2006, by and between Covenant Place of Abilene, Inc. and Capital Senior Living Acquisition, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 7, 2006, filed by the Company with the Securities and Exchange Commission.)

10.30	—	Schedule identifying substantially identical agreements to Exhibit 10.70 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 7, 2006, filed by the Company with the Securities and Exchange Commission.)

10.31	—	Master Lease Agreement, dated May 31, 2006, between subsidiaries of the Company and HCP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.)

10.32	—	Lease, dated May 31, 2006, between subsidiaries of the Company and HCP regarding the Crosswood Oaks Facility in Citrus Heights, California (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.)

10.33	—	Schedule identifying substantially identical agreements to Exhibit 10.73 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.)

10.34	—	Multifamily Note, dated June 9, 2006, executed by Triad Senior Living II, L.P. in favor of Capmark. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 9, 2006, filed by the Company with the Securities and Exchange Commission.)

10.35	—	Schedule identifying substantially identical agreements to Exhibit 10.75 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 9, 2006, filed by the Company with the Securities and Exchange Commission.)

10.36	—	Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing, dated June 9, 2006, by Triad Senior Living II, L.P. to Ed Stout, as trustee, for the benefit of Capmark. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated June 9, 2006, filed by the Company with the Securities and Exchange Commission.)

Exhibit Number		Description

10.37	—	Loan Agreement, dated June 20, 2006, by and between Triad Senior Living III, L.P. and Capmark Bank. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 20, 2006, filed by the Company with the Securities and Exchange Commission.)

10.38	—	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8, dated May 31, 2007, filed by the Company with the Securities and Exchange Commission.)

10.39	—	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8, dated May 31, 2007, filed by the Company with the Securities and Exchange Commission.)

10.40	—	Multifamily Note dated May 3, 2007 executed by Triad Senior Living III, L.P. in favor of Capmark Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.)

10.41	—	Schedule identifying substantially identical agreements to Exhibit 10.3 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.)

10.42	—	Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing dated May 3, 2007 by Triad Senior Living III, L.P. in favor of Chicago Title Insurance Company, as trustee for the benefit of Capmark Bank. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.)

10.43	—	Schedule identifying substantially identical agreements to Exhibit 10.5. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.)

10.44	—	Asset Purchase Agreement, dated December 21, 2007, by and among the sellers identified therein, Capital Senior Living Acquisition, LLC and Hearthstone Senior Services, L.P. (Incorporated by reference to the Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated December 28, 2007, filed by the Company with the Securities and Exchange Commission.)

10.45	—	Fourth Amendment to the Employment Agreement of Lawrence A. Cohen. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010.)

10.46	—	Second Amendment to the Employment Agreement of Keith N. Johannessen. (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010.)

10.47	—	Second Amendment to the Employment Agreement of Ralph A. Beattie. (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010.)

10.48	—	Master Lease Agreement, dated as of September 10, 2010, between Capital Texas S, LLC and the Landlord parties thereto. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2010.)

10.49	—	Employment Agreement, dated July 22, 2010, by and between Capital Senior Living, Inc. and Joseph G. Solari (Incorporated by reference to the Exhibit 10.50 to the Company’s Annual Report on Form 10-K, dated March 12, 2012, filed by the Company with the Securities and Exchange Commission.)

*21.1	—	Subsidiaries of the Company

*23.1	—	Consent of Ernst & Young LLP

*31.1	—	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

*31.2	—	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

*32.1	—	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number		Description

*32.2	—	Certification of Ralph A. Beattie pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema Document

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.