Form 10-Q
period 2014-03-31
CAPITAL SENIOR LIVING CORP
filed 2014-05-08
CIK 1043000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 1, 2014, the Registrant had 29,022,040 outstanding shares of its Common Stock, $0.01 par value, per share.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,601	$13,611
Restricted cash	11,431	11,425
Accounts receivable, net	5,277	3,752
Accounts receivable from affiliates	197	416
Federal and state income taxes receivable	4,941	5,123
Deferred taxes	708	845
Property tax and insurance deposits	7,587	11,036
Prepaid expenses and other	4,372	6,605

Total current assets	46,114	52,813
Property and equipment, net	659,460	649,967
Investments in unconsolidated joint ventures	1,009	1,010
Other assets, net	38,099	41,759

Total assets	$744,682	$745,549

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,356	$3,813
Accounts payable to affiliates	3	1
Accrued expenses	25,996	29,321
Current portion of notes payable	9,974	11,918
Current portion of deferred income	11,418	11,215
Current portion of capital lease and financing obligations	959	948
Customer deposits	1,691	1,489

Total current liabilities	53,397	58,705
Deferred income	17,502	18,021
Capital lease and financing obligations, net of current portion	40,926	41,093
Deferred taxes	708	845
Other long-term liabilities	1,526	1,559
Notes payable, net of current portion	475,888	467,376
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares — 65,000; issued and outstanding shares 29,006 and 28,845 in 2014 and 2013, respectively	294	292
Additional paid-in capital	145,151	143,721
Retained earnings	10,224	14,871
Treasury stock, at cost – 350 shares	(934)	(934)

Total shareholders’ equity	154,735	157,950

Total liabilities and shareholders’ equity	$744,682	$745,549

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenues:
Resident and health care revenue	$90,174	$84,775
Affiliated management services revenue	208	185
Community reimbursement revenue	1,475	1,265

Total revenues	91,857	86,225
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	55,691	50,120
General and administrative expenses	4,971	4,922
Facility lease expense	14,794	14,270
Stock-based compensation expense	1,360	996
Depreciation and amortization expense	10,951	11,889
Community reimbursement expense	1,475	1,265

Total expenses	89,242	83,462

Income from operations	2,615	2,763
Other income (expense):
Interest income	12	104
Interest expense	(7,137)	(5,684)
Gain on disposition of assets, net	4	1
Equity in earnings of unconsolidated joint ventures, net	41	3
Other income	8	12

Loss before (provision) benefit for income taxes	(4,457)	(2,801)
(Provision) Benefit for income taxes	(190)	725

Net loss	$(4,647)	$(2,076)

Per share data:
Basic net loss per share	$(0.16)	$(0.07)

Diluted net loss per share	$(0.16)	$(0.07)

Weighted average shares outstanding — basic	28,146	27,584

Weighted average shares outstanding — diluted	28,146	27,584

Comprehensive loss	$(4,647)	$(2,076)

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net loss	$(4,647)	$(2,076)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,951	11,889
Amortization of deferred financing charges	320	365
Amortization of deferred lease costs and lease intangibles	308	325
Deferred income	(316)	(1,070)
Deferred income taxes	—	(175)
Gain on disposition of assets, net	(4)	(1)
Equity in earnings of unconsolidated joint ventures, net	(41)	(3)
Provision for bad debts	238	20
Stock based compensation expense	1,360	996
Changes in operating assets and liabilities:
Accounts receivable	(1,763)	(2,514)
Accounts receivable from affiliates	219	360
Property tax and insurance deposits	3,449	2,559
Prepaid expenses and other	2,233	2,292
Other assets	438	(493)
Accounts payable	(455)	(4,885)
Accrued expenses	(3,325)	(1,480)
Federal and state income taxes receivable	182	(564)
Customer deposits	202	3

Net cash provided by operating activities	9,349	5,548
Investing Activities
Capital expenditures	(3,106)	(2,135)
Cash paid for acquisitions	(14,600)	(6,741)
Proceeds from disposition of assets	4	—
Distributions from joint ventures	42	42

Net cash used in investing activities	(17,660)	(8,834)
Financing Activities
Proceeds from notes payable	11,000	16,381
Repayments of notes payable	(4,432)	(14,447)
Increase in restricted cash	(6)	(6)
Cash payments for capital lease obligations	(156)	(143)
Cash proceeds from the issuance of common stock	135	1,271
Excess tax benefits on stock options exercised	(63)	(652)
Deferred financing charges paid	(177)	(132)

Net cash provided by financing activities	6,301	2,272

Decrease in cash and cash equivalents	(2,010)	(1,014)
Cash and cash equivalents at beginning of period	13,611	18,737

Cash and cash equivalents at end of period	$11,601	$17,723

Supplemental Disclosures
Cash paid during the period for:
Interest	$6,429	$5,150

Income taxes	$44	$23

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

1. BASIS OF PRESENTATION

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates and manages senior living communities in geographically concentrated regions throughout the United States. As of March 31, 2014, the Company operated 113 senior living communities in 26 states with an aggregate capacity of approximately 14,700 residents, including 63 senior living communities which the Company either owned or in which the Company had an ownership interest and 50 senior living communities that the Company leased. As of March 31, 2014, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company accounts for significant investments in unconsolidated companies, in which the Company has significant influence, using the equity method of accounting.

The accompanying Consolidated Balance Sheet, as of December 31, 2013, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2013, and the accompanying unaudited consolidated financial statements, as of and for the three month periods ended March 31, 2014 and 2013, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2014, results of operations for the three month periods ended March 31, 2014 and 2013, and cash flows for the three month periods ended March 31, 2014 and 2013. The results of operations for the three month period ended March 31, 2014, are not necessarily indicative of the results for the year ending December 31, 2014.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting. As of March 31, 2014, the Company owns member interests in three unconsolidated joint ventures. The Company has not consolidated these joint venture interests because the Company has concluded that the other member of each joint venture has substantive kick-out rights or substantive participating rights. Under the equity method of accounting, the Company records its investments in unconsolidated joint ventures at cost and adjusts such investments for its share of earnings and losses of the joint ventures.

Lease Accounting

The Company determines whether to account for its leases as either operating, capital or financing leases depending on the underlying terms of each lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of March 31, 2014, the Company leased 50 senior living communities, 48 of which the Company classified as operating leases and two of which the Company classified as capital lease and financing obligations. The Company incurs lease acquisition costs and amortizes these costs over the term of the respective lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions, and as such, any related gains have been deferred and are being amortized over the respective lease term. Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at March 31, 2014.

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

Employee Health and Dental Benefits and Insurance Reserves

The Company offers certain full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior living communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred at March 31, 2014; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

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

Income Taxes

At March 31, 2014, the Company had recorded on its Consolidated Balance Sheet net deferred tax assets of approximately $0.7 million and net deferred tax liabilities of approximately $0.7 million. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rates for the first quarters of fiscal 2014 and 2013 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. During the first quarter of fiscal 2014 and the first quarter of fiscal 2013, the Company consolidated 36 Texas communities and the TMT increased the overall provision for income taxes.

Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which we expect those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this analysis, an adjustment to the valuation allowance of $1.7 million was recorded during the first quarter of fiscal 2014 to increase the valuation allowance provided to $10.5 million at March 31, 2014, and reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized. At March 31, 2013, a valuation allowance had not been provided. However, in the event that we were to determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period such determination was made. The benefits of the net deferred tax assets might not be realized if actual results differ from expectations.

The Company evaluates uncertain tax positions through consideration of accounting and reporting guidance on criteria, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. The Company is required to recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that such position is “more likely than not” (i.e., a greater than 50% likelihood) to be upheld on audit based only on the technical merits of the tax position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. The Company is generally no longer subject to federal and state tax audits for tax years prior to 2010.

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss remaining after allocation to unvested restricted shares by the weighted average number of common shares outstanding for the period. The calculation of diluted net loss per common share excludes the net impact of unvested restricted shares and shares that could be issued under outstanding stock options as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2014	2013
Net loss	$(4,647)	$(2,076)
Net loss allocable to unvested restricted shares	125	66

Undistributed net loss attributable to common shares	$(4,522)	$(2,010)

Weighted average shares outstanding – basic	28,146	27,584
Effects of dilutive securities:
Employee equity compensation plans	—	—

Weighted average shares outstanding – diluted	28,146	27,584

Basic net loss per share	$(0.16)	$(0.07)

Diluted net loss per share	$(0.16)	$(0.07)

Awards of unvested restricted stock representing approximately 766,000 and 897,000 shares were outstanding for the first quarters ended March 31, 2014 and 2013, respectively, and were included in the computation of allocable net loss.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

Recently Issued Accounting Guidance

In April 2014 the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new and expanded disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance provided in ASU 2014-18 is applied prospectively and is effective for fiscal years beginning on or after December 15, 2014.

3. TRANSACTIONS WITH AFFILIATES

SHPIII/CSL Miami

In May 2007, the Company with Senior Housing Partners III, L.P. (“SHPIII”) formed SHPIII/CSL Miami, L.L.C. (“SHPIII/CSL Miami”) to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The Company has contributed $0.8 million to SHPIII/CSL Miami for its 10% interest. The Company accounts for its investment in SHPIII/CSL Miami under the equity method of accounting and recognized earnings (losses) in the equity of SHPIII/CSL Miami of $3,000 and $(1,000) in the first three months ended March 31, 2014 and 2013, respectively. In addition, the Company earned $60,000 and $55,000 in management fees on the SHPIII/CSL Miami community during the first three months ended March 31, 2014 and 2013, respectively.

SHPIII/CSL Richmond Heights

In November 2007, the Company with SHPIII formed SHPIII/CSL Richmond Heights, L.L.C. (“SHPIII/CSL Richmond Heights”) to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The Company has contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest. The Company accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting and recognized earnings of $27,000 and $6,000 in the equity of SHPIII/CSL Richmond Heights in the first three months ended March 31, 2014 and 2013, respectively. In addition, the Company earned $82,000 and $70,000 in management fees on the SHPIII/CSL Richmond Heights community during the first three months ended March 31, 2014 and 2013, respectively.

SHPIII/CSL Levis Commons

In December 2007, the Company with SHPIII formed SHPIII/CSL Levis Commons, L.L.C. (“SHPIII/CSL Levis Commons”) to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The Company has contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest. The Company accounts for its investment in SHPIII/CSL Levis Commons under the equity method of accounting and recognized earnings (losses) in the equity of SHPIII/CSL Levis Commons of $11,000 and $(2,000) in the first three months ended March 31, 2014 and 2013, respectively. In addition, the Company earned $66,000 and $60,000 in management fees on the SHPIII/CSL Levis Commons community during the first three months ended March 31, 2014 and 2013, respectively.

4. ACQUISITIONS

Fiscal 2014

Effective March 26, 2014, the Company closed the acquisition of one senior living community located in Lambertville, Michigan, for $14.6 million (the “Aspen Grove Transaction”). The community consists of 78 assisted living units. The Company incurred approximately $0.2 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company obtained financing from Fannie Mae for $11.0 million of the acquisition price at a fixed rate of 5.43% with a 12-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

As a result of this acquisition, for which the purchase accounting is preliminary as it is subject to final valuation adjustments, the Company recorded additions to property and equipment of approximately $13.1 million and other assets, primarily consisting of in-place lease intangibles, of approximately $1.5 million within the Company’s Consolidated Balance Sheets which will be depreciated or amortized over the estimated useful lives.

Fiscal 2013

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

As a result of these acquisitions, the Company recorded additions to property and equipment of approximately $135.4 million and other assets, primarily consisting of in-place lease intangibles, of approximately $15.1 million within the Company’s Consolidated Balance Sheets which will be depreciated or amortized over the estimated useful lives. The purchase accounting for the Dillon Pointe Transaction and Indiana Transaction is preliminary as it is subject to final valuation adjustments.

5. DEBT TRANSACTIONS

On March 26, 2014, in conjunction with the Aspen Grove Transaction, the Company obtained approximately $11.0 million of mortgage debt from Fannie Mae. The new mortgage loan has a 12-year term with a 5.43% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which is being amortized over 12 years.

On March 25, 2011, the Company issued standby letters of credit, totaling approximately $2.6 million, for the benefit of HCN on certain leases between Health Care REIT, Inc. (“HCN”) and the Company.

On September 10, 2010, the Company issued standby letters of credit, totaling approximately $2.2 million, for the benefit of HCN on certain leases between HCN and the Company.

On April 16, 2010, the Company issued standby letters of credit, totaling approximately $1.7 million, for the benefit of HCN on certain leases between HCN and the Company.

The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At March 31, 2014 and December 31, 2013, these communities carried a total net book value of approximately $610.6 million and $601.2 million, respectively, with total mortgage loans outstanding of approximately $485.0 million and $476.2 million, respectively.

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the terms of the respective notes. At March 31, 2014 and December 31, 2013, the Company had gross deferred loan costs of approximately $7.9 million and $7.7 million, respectively. Accumulated amortization was approximately $3.5 million and $3.2 million at March 31, 2014 and December 31, 2013, respectively.

The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of certain promissory notes. The Company was in compliance with all of its debt covenants at March 31, 2014 and December 31, 2013.

6. EQUITY

Preferred Stock

The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Company’s board of directors without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of March 31, 2014 and December 31, 2013.

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

7. STOCK-BASED COMPENSATION

The Company recognizes compensation expense for share-based stock awards to certain employees and directors, including grants of employee stock options and awards of restricted stock, in the Company’s Consolidated Statements of Operations and Comprehensive Loss based on their fair values.

On May 8, 2007, the Company’s stockholders approved the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (as amended, the “2007 Plan”), which provides for, among other things, the grant of restricted stock awards and stock options to purchase shares of the Company’s common stock. The 2007 Plan authorizes the Company to issue up to 2.6 million shares of common stock and the Company has reserved shares of common stock for future issuance pursuant to awards under the 2007 Plan. Effective May 8, 2007, the 1997 Omnibus Stock and Incentive Plan (as amended, the “1997 Plan”) was terminated and no additional shares will be granted under the 1997 Plan. The Company has reserved shares of common stock for future issuance upon the exercise of stock options that remain outstanding pursuant to the 1997 Plan.

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

A summary of the Company’s stock option activity and related information for the three-month period ended March 31, 2014, is presented below:

	Outstanding at Beginning of				Outstanding at	Options
	Period	Granted	Exercised	Forfeited	End of Period	Exercisable
Shares	19,000	—	10,000	—	9,000	9,000
Weighted average exercise price	$7.10	$—	$6.97	$—	$7.24	$7.24

The options outstanding and the options exercisable at March 31, 2014, each had an intrinsic value of approximately $0.2 million.

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

The Company recognizes compensation expense of a restricted stock award over its respective vesting or performance period based on the fair value of the award on the grant date, net of forfeitures. A summary of the Company’s restricted stock awards activity and related information for the three-month period ended March 31, 2014, is presented below:

	Outstanding at				Outstanding at
	Beginning of Period	Granted	Vested	Cancelled	End of Period
Shares	870,217	244,500	255,733	93,143	765,841

The restricted stock outstanding at March 31, 2014, had an intrinsic value of approximately $19.9 million.

During the three months ended March 31, 2014, the Company awarded 244,500 shares of restricted common stock to certain employees of the Company, of which 105,000 shares were subject to performance-based vesting conditions. The average market value of the common stock on the date of grant was $26.08. These awards of restricted stock vest over a one to four-year period and had an intrinsic value of approximately $6.4 million on the date of grant.

Stock Based Compensation

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk free interest rate. The expected volatility used by the Company is based primarily on an analysis of historical prices of the Company’s common stock. The expected term of options granted is based primarily on historical exercise and vesting patterns on the Company’s outstanding stock options. The risk free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not currently plan to pay dividends on its common stock and therefore has used a dividend yield of zero in determining the fair value of its awards. The option forfeiture rate assumption used by the Company, which affects the expense recognized as opposed to the fair value of the awards, is based primarily on the Company’s historical option forfeiture patterns. The Company issued no stock options during each of the first quarters of fiscal 2014 and 2013.

The Company has total stock-based compensation expense, including estimated forfeitures, of $10.6 million, which was not recognized as of March 31, 2014, and expects this expense to be recognized over approximately a one to four-year period.

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

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of financial instruments at March 31, 2014, and December 31, 2013, are as follows (in thousands):

	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$11,601	$11,601	$13,611	$13,611
Restricted cash	11,431	11,431	11,425	11,425
Notes payable	485,862	465,383	479,294	459,708

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

10. SUBSEQUENT EVENT

On April 22, 2014, Ralph A. Beattie informed the Company that he will retire as the Executive Vice President and Chief Financial Officer of the Company, effective May 16, 2014. On April 25, 2014, the Company’s board of directors appointed a successor to Mr. Beattie who will become a Senior Vice President of the Company effective May 7, 2014, and assume the additional office of Chief Financial Officer of the Company, effective May 16, 2014. The terms of Mr. Beattie’s retirement and appointment of Mr. Beattie’s successor have been disclosed on Form 8-K filed by the Company with the Securities and Exchange Commission on April 28, 2014.

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

Overview

The following discussion and analysis addresses (i) the Company’s results of operations for the three months ended March 31, 2014 and 2013, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of March 31, 2014, the Company operated 113 senior living communities in 26 states with an aggregate capacity of approximately 14,700 residents, including 60 senior living communities that the Company owned, three senior living communities in which the Company had an ownership interest, and 50 senior living communities that the Company leased. As of March 31, 2014, the Company also operated one home care agency.

Significant Financial and Operational Highlights

The Company primarily derives its revenue by providing senior living and healthcare services to the elderly and operating senior living communities under joint venture arrangements. When comparing the first quarter of fiscal 2014 to the first quarter of fiscal 2013, the Company generated total revenues of approximately $91.9 million compared to total revenues of approximately $86.2 million, respectively, representing an increase of approximately $5.6 million, or 6.5%, of which approximately 98.2% of these revenues consisted of senior living resident and healthcare services during the first quarter of fiscal 2014 compared to 98.3% during the first quarter of fiscal 2013. The increase in revenues primarily results from the senior living communities acquired by the Company subsequent to the first quarter of fiscal 2013.

The weighted average financial occupancy rate for our consolidated communities for the first quarters of fiscal 2014 and 2013 was 86.5% and 86.8%, respectively. Although we experienced a decrease in occupancies, average monthly rental rates for our consolidated communities remained relatively unchanged when comparing the first quarter of fiscal 2014 to the first quarter of fiscal 2013. On a same-store basis, the weighted average financial occupancy rate for our consolidated communities for the first quarters of fiscal 2014 and 2013 was 86.1% and 86.8%, respectively. We experienced a decrease in average monthly rental rates for our consolidated same-store communities of 1.0% when comparing the first quarter of fiscal 2014 to the first quarter of fiscal 2013.

Effective March 26, 2014, the Company closed the Aspen Grove Transaction. The community consists of 78 assisted living units. The Company obtained financing from Fannie Mae for $11.0 million of the acquisition price at a fixed rate of 5.43% with a 12-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Joint Venture Transactions and Management Contracts

As of March 31, 2014, the Company managed three communities owned by joint ventures in which the Company has a minority interest. For communities owned by joint ventures, the Company typically receives a management fee of 5% of gross revenues.

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

SHPIII Transactions

In May 2007, the Company and SHPIII formed SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community opened in August 2008 and currently consists of 100 independent living units and 49 assisted living units with a capacity of 196 residents. The Company contributed $0.8 million to SHPIII/CSL Miami for its 10% interest and accounts for its investment in SHPIII/CSL Miami under the equity method of accounting.

In November 2007, the Company and SHPIII formed SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community opened in April 2009 and currently consists of 68 independent living units and 80 assisted living units with a capacity of 197 residents. The Company has contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest and accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting.

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

Facility Lease Transactions

The Company currently leases 50 senior living communities from certain real estate investment trusts (“REITs”), 48 of which are accounted for as operating leases and two of which are accounted for as capital lease and financing obligations. The lease terms are generally for 10-15 years with renewal options for 5-20 years at the Company’s option. Under these agreements the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. The following table summarizes each of the Company’s facility lease agreements as of March 31, 2014 (dollars in millions):

Landlord	Date of Lease	Number of Communities	Value of Transaction	Term	Initial Lease Rate (1)	Lease Acquisition and Modification Costs (2)	Deferred Gains / Lease Concessions (3)
Ventas	September 30, 2005	6	$84.6	(4) (Two five-year renewals)	8%	$1.4	$4.6
Ventas	October 18, 2005	1	19.5	(4) (Two five-year renewals)	8%	0.2	—
Ventas	June 8, 2006	1	19.1	9.5 years (Two five-year renewals)	8%	0.4	—
Ventas	January 31, 2008	1	5.0	(4) (Two five-year renewals)	7.75%	0.2	—
Ventas	June 27, 2012	2	43.3	(4) (Two five-year renewals)	6.75%	0.8	—
HCP	May 1, 2006	3	54.0	(5) (Two ten-year renewals)	8%	0.3	12.8
HCP	May 31, 2006	6	43.0	10 years (Two ten-year renewals)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	(5) (Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	(5) (Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	(5) (Two ten-year renewals)	7.25%	0.1	—
HCN	April 16, 2010	5	48.5	15 years (One 15-year renewal)	8.25%	0.6	0.8
HCN	May 1, 2010	3	36.0	15 years (One 15-year renewal)	8.25%	0.2	0.4
HCN	September 10, 2010	12	104.6	15 years (One 15-year renewal)	8.50%	0.4	2.0
HCN	April 8, 2011	4	141.0	15 years (One 15-year renewal)	7.25%	0.9	16.3

Subtotal						6.7	37.5
Accumulated amortization through March 31, 2014						(3.0)	—
Accumulated deferred gains / lease concessions recognized through March 31, 2014						—	(16.4)

Net lease acquisition costs / deferred gains / lease concessions as of March 31, 2014						$3.7	$21.1

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as set forth in each respective lease agreement.
(2)	Lease acquisition and modification costs are being amortized over the respective lease terms.
(3)	Deferred gains of $34.8 million and lease concessions of $2.6 million are being recognized in the Company’s Consolidated Statements of Operations and Comprehensive Loss as a reduction in facility lease expense over the respective initial lease term. Lease concessions of $0.6 million relate to the lease transaction with HCP, Inc. (“HCP”) on May 31, 2006, and of $2.0 million relate to the lease transaction with HCN on September 10, 2010.
(4)	Effective June 27, 2012, the Company closed the lease transaction with Ventas, Inc. (“Ventas”). All of the leased communities in the Ventas lease portfolio were modified to be coterminous expiring on September 30, 2020, with two 5-year renewal extensions available at the Company’s option.
(5)	On November 11, 2013, the Company executed a third amendment to the master lease agreement associated with nine of its leases with HCP to facilitate a $3.3 million capital improvement project and extend the respective lease terms through October 31, 2020.

Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at March 31, 2014 and December 31, 2013.

Recently Issued Accounting Guidance

In April 2014 the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new and expanded disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance provided in ASU 2014-18 is applied prospectively and is effective for fiscal years beginning on or after December 15, 2014.

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

	Three Months Ended March 31,
	2014		2013
	$	%	$	%
Revenues:
Resident and healthcare revenue	$90,174	98.2	$84,775	98.3
Affiliated management service revenue	208	0.2	185	0.2
Community reimbursement income	1,475	1.6	1,265	1.5

Total revenues	91,857	100.0	86,225	100.0
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization shown below)	55,691	60.6	50,120	58.1
General and administrative expenses	4,971	5.4	4,922	5.7
Facility lease expense	14,794	16.1	14,270	16.5
Stock-based compensation expense	1,360	1.5	996	1.2
Depreciation and amortization expense	10,951	11.9	11,889	13.8
Community reimbursement expense	1,475	1.6	1,265	1.5

Total expenses	89,242	97.2	83,462	96.8

Income from operations	2,615	2.8	2,763	3.2
Other income (expense):
Interest income	12	0.0	104	0.1
Interest expense	(7,137)	(7.8)	(5,684)	(6.5)
Gain on disposition of assets, net	4	0.0	1	0.0
Equity in the earnings of unconsolidated joint ventures, net	41	0.0	3	0.0
Other income	8	0.0	12	0.0

Loss before (provision) benefit for income taxes	(4,457)	(4.9)	(2,801)	(3.2)
(Provision) Benefit for income taxes	(190)	(0.2)	725	0.8

Net loss	$(4,647)	(5.1)	$(2,076)	(2.4)

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Revenues.

Total revenues were $91.9 million for the three months ended March 31, 2014, compared to $86.2 million for the three months ended March 31, 2013, representing an increase of $5.6 million, or 6.5%. This increase in revenue is primarily the result of an increase in resident and healthcare revenue of $5.4 million and an increase in community reimbursement revenue of $0.2 million.

•	The increase in resident and healthcare revenue primarily results from an increase of $8.2 million from the senior living communities acquired by the Company subsequent to the first quarter of fiscal 2013 offset by a decrease of $2.8 million due to the Company no longer providing skilled nursing services at two of its senior living communities which are in the process of being repositioned with space being converted to offer assisted living care and services.

•	Community reimbursement revenue is comprised of reimbursable expenses from non-consolidated communities that the Company operates under long-term management agreements.

Expenses.

Total expenses were $89.2 million in the first quarter of fiscal 2014 compared to $83.5 million in the first quarter of fiscal 2013, representing an increase of $5.8 million, or 6.9%. This increase is primarily the result of a $5.6 million increase in operating expenses, a $0.5 million increase in facility lease expense, a $0.4 million increase in stock-based compensation expense, and a $0.2 million increase in community reimbursement expense offset by a $0.9 million decrease in depreciation and amortization expense.

•	The increase in operating expenses primarily results from an increase of $5.4 million from the senior living communities acquired by the Company subsequent to the first quarter of fiscal 2013 and an increase in operating costs at the Company’s other consolidated same-store communities of $2.7 million offset by a decrease of $2.5 million due to the Company no longer providing skilled nursing services at two of its senior living communities which are in the process of being repositioned with space being converted to offer assisted living care and services. The increase in operating costs at the Company’s other consolidated same-store communities of $2.7 million primarily results from an increase in employee wages and benefits of $0.9 million, an increase in utilities of $0.5 million, an increase in property taxes of $0.4 million, an increase in referral fees of $0.2 million, an increase for snow removal of $0.2 million, an increase in insurance of $0.1 million, and an increase of $0.4 million in general overall operating costs.

•	The increase in facility lease expense primarily results from contingent annual rental rate escalations for certain existing leases. As of March 31, 2014, the Company had net deferred gains on sale/leaseback transactions of approximately $19.6 million that are being recognized into income as a reduction to facility lease expense over their respective initial lease terms.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of non-consolidated communities and joint ventures.

The decrease in depreciation and amortization expense primarily results from a decrease in in-place lease amortization of $2.2 million from senior living communities acquired by the Company prior to the first quarter of fiscal 2014 offset by an increase in depreciation of $1.2 million from senior living communities acquired by the Company subsequent to the first quarter of fiscal 2013 and an increase in depreciation of $0.1 million at the Company’s other consolidated same-store communities.

Other income and expense.

•	Interest income reflects interest earned on the investment of cash balances and interest earned on escrowed funds. Interest income decreased primarily due to lower average cash balances in fiscal 2014 compared to fiscal 2013.

•	Interest expense increased $1.5 million in the first quarter of fiscal 2014 when compared to the first quarter of fiscal 2013 primarily due to the additional mortgage debt associated with the senior living communities acquired by the Company during fiscal 2013 and 2014.

•	Equity in earnings of unconsolidated joint ventures, net, represents the Company’s share of the net earnings on its investments in SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, and SHPIII/CSL Levis Commons.

(Provision) Benefit for income taxes.

Provision for income taxes for the first quarter of fiscal 2014 was $0.2 million, or 4.3% of loss before taxes, compared to a benefit for income taxes of $0.7 million, or 26.8% of income before taxes, for the first quarter of fiscal 2013. The effective tax rates for the first quarters of fiscal 2014 and 2013 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the TMT, which effectively imposes tax on modified gross revenues for communities within the State of Texas. During the first quarter of fiscal 2014 and the first quarter of fiscal 2013 the Company consolidated 36 Texas communities and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, an adjustment to the valuation allowance of $1.7 million was recorded during the first quarter of fiscal 2014 to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized. A valuation allowance was not provided during the first quarter of fiscal 2013.

Net loss and comprehensive loss.

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(4.6 million) for the three months ended March 31, 2014, compared to net loss and comprehensive loss of $(2.1 million) for the three months ended March 31, 2013.

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

In addition to approximately $11.6 million of unrestricted cash balances on hand as of March 31, 2014, the Company’s principal sources of liquidity are expected to be cash flows from operations and from SHPIII/CSL Miami, SHP III/CSL Richmond Heights, SHPIII/CSL Levis Commons, supplemental debt financings, additional proceeds from debt refinancings, equity issuances, and/or proceeds from the sale of assets. The Company expects its available cash and cash flows from operations and from SHPIII/CSL Miami, SHP III/CSL Richmond Heights, SHPIII/CSL Levis Commons, supplemental debt financings, additional proceeds from debt refinancings, and proceeds from the sale of assets to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company, from time to time, considers and evaluates transactions related to its portfolio including supplemental debt financings, debt refinancings, purchases and sales of assets, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

In summary, the Company’s cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$9,349	$5,548
Net cash used in investing activities	(17,660)	(8,834)
Net cash provided by financing activities	6,301	2,272

Net decrease in cash and cash equivalents	$(2,010)	$(1,014)

Operating Activities.

The net cash provided by operating activities for the first quarter of fiscal 2014 primarily results from net non-cash charges of $12.8 million, a decrease in property tax and insurance deposits of $3.4 million, and a decrease in prepaid expenses of $2.2 million, a decrease in other assets of $0.4 million, a decrease in federal and state income taxes receivable of $0.2 million, and an increase in customer deposits of $0.2 million, offset by net loss of $(4.6 million), an increase in accounts receivable of $1.5 million, a decrease in accounts payable of $0.5 million, and a decrease in accrued expenses of $3.3 million. The net cash provided by operating activities for the first quarter of fiscal 2013 primarily resulted from net non-cash charges of $12.3 million, a decrease in property tax and insurance deposits of $2.6 million, and a decrease in prepaid expenses of $2.3 million, offset by net loss of $(2.1 million), an increase in accounts receivable of $2.2 million, an increase in other assets of $0.5 million, a decrease in accounts payable of $4.9 million, a decrease in accrued expenses of $1.5 million, and an increase in federal and state income taxes receivable of $0.6 million.

Investing Activities.

The net cash used in investing activities for the first quarter of fiscal 2014 primarily results from capital expenditures of $3.1 million and the acquisition of a senior living community by the Company of $14.6 million. The net cash used in investing activities for the first quarter of fiscal 2013 primarily resulted from capital expenditures of $2.1 million and the acquisition of a senior living community by the Company of $6.7 million.

Financing Activities.

The net cash provided by financing activities for the first quarter of fiscal 2014 primarily results from notes payable proceeds of $11.0 million associated with the acquisition of a senior living community by the Company and $0.1 million resulted from proceeds from the issuance of common stock, offset by repayments of notes payable of $4.4 million, payments on capital lease and financing obligations of $0.1 million, excess tax benefits from the issuance of common stock of $0.1 million, and deferred financing charges paid of $0.2 million. The net cash provided by financing activities for the first quarter of fiscal 2013 primarily resulted from notes payable proceeds of $16.4 million, of which $4.0 million related to the acquisition of a senior living community by the Company with the remaining $12.4 million related to the Company replacing an interim variable rate loan for the acquisition of a senior living community with long-term fixed rate financing from Fannie Mae, and $1.3 million resulted from proceeds from the issuance of common stock, offset by repayments of notes payable of $14.4 million, payments on capital lease and financing obligations of $0.1 million, excess tax benefits from the issuance of common stock of $0.7 million, and deferred financing charges paid of $0.1 million.

Debt Transactions.

On March 26, 2014, the Company obtained approximately $11.0 million of mortgage debt on one senior living community from Fannie Mae. The new mortgage loan has a 12-year term with a 5.43% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which is being amortized over ten years.

On March 25, 2011, the Company issued standby letters of credit, totaling approximately $2.6 million, for the benefit of HCN on certain leases between HCN and the Company.

On September 10, 2010, the Company issued standby letters of credit, totaling approximately $2.2 million, for the benefit of HCN on certain leases between HCN and the Company.

On April 16, 2010, the Company issued standby letters of credit, totaling approximately $1.7 million, for the benefit of HCN on certain leases between HCN and the Company.

The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At March 31, 2014 and December 31, 2013, these communities carried a total net book value of approximately $610.6 million and $601.2 million, respectively, with total mortgage loans outstanding of approximately $485.0 million and $476.2 million, respectively.

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the terms of the respective notes. At March 31, 2014 and December 31, 2013, the Company had gross deferred loan costs of approximately $7.9 million and $7.7 million, respectively. Accumulated amortization was approximately $3.5 million and $3.2 million at March 31, 2014 and December 31, 2013, respectively.

The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of certain promissory notes. The Company was in compliance with all of its debt covenants at March 31, 2014 and December 31, 2013.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of March 31, 2014, the Company had $485.9 million in outstanding debt comprised of various fixed and variable interest rate debt instruments of $463.4 million and $22.5 million, respectively. In addition, as of March 31, 2014, the Company had $525.5 million in future facility lease obligations with contingent rent increases on certain leases based on changes in the consumer price index or certain operational performance measures.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS.

Our business involves various risks. When evaluating our business the following information should be carefully considered in conjunction with the other information contained in our periodic filings with the SEC. Additional risks and uncertainties not known to us currently or that currently we deem to be immaterial also may impair our business operations. If we are unable to prevent events that have a negative effect from occurring, then our business may suffer. Negative events are likely to decrease our revenue, increase our costs, weaken our financial results and/or decrease our financial strength, and may cause our stock price to decline. There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following information is provided pursuant to Item 703 of Regulation S-K. The Company did not purchase any shares of its common stock pursuant to the Company’s share repurchase program (as described below) during the first quarter ended March 31, 2014. The information set forth in the table below reflects shares purchased by the Company pursuant to this repurchase program prior to the first quarter ended March 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Total at December 31, 2013	349,800	$2.67	349,800	$9,065,571
January 1 – January 31, 2014	—	—	—	—
February 1 – February 28, 2014	—	—	—	—
March 1 – March 31, 2014	—	—	—	—

Total at March 31, 2014	349,800	$2.67	349,800	$9,065,571

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
Date: May 8, 2014

INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

Exhibit Number		Description

3.1	—	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to exhibit 3.1 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)

3.1.1	—	Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

3.2	—	Second Amended and Restated Bylaws of the Registrant (Incorporated by reference to exhibit 3.1 to the Company’s Current Report filed by the Company with the Securities and Exchange Commission on March 8, 2013.)

4.1	—	Rights Agreement, dated as of February 25, 2010, between Capital Senior Living Corporation and Mellon Investor Services, LLC, including all exhibits thereto. (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 26, 2010.)

4.1.1	—	First Amendment to Rights Agreement, dated as of March 5, 2013, between Capital Senior Living Corporation and Computershare Shareowner Services LLC, formerly known as Mellon Investor Services, LLC (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 8, 2013.)

4.2	—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock, $0.01 par value per share. (Incorporated by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 26, 2010.)

4.3	—	Form of Right Certificate. (Included as Exhibit B to the Rights Agreement, which is Exhibit 4.1 hereto as amended pursuant to the First Amendment to Rights Agreement, which is Exhibit 4.1.1 hereto, and incorporated herein by reference.)

4.4	—	Form of Summary of Rights. (Included as Annex A to the First Amendment to Rights Agreement, which is Exhibit 4.1.1 hereto, and incorporated herein by reference.)

4.5	—	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 4.6 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

4.6	—	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 4.7 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

31.1*	—	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	—	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	—	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Ralph A. Beattie pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema Document

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.