Form 10-Q
period 2014-06-30
CAPITAL SENIOR LIVING CORP
filed 2014-08-07
CIK 1043000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, the Registrant had 29,055,672 outstanding shares of its Common Stock, $0.01 par value, per share.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,934	$13,611
Restricted cash	11,437	11,425
Accounts receivable, net	4,934	3,752
Accounts receivable from affiliates	412	416
Federal and state income taxes receivable	5,401	5,123
Deferred taxes	557	845
Property tax and insurance deposits	9,105	11,036
Prepaid expenses and other	4,462	6,605

Total current assets	64,242	52,813
Property and equipment, net	732,560	649,967
Investments in unconsolidated joint ventures	—	1,010
Other assets, net	44,063	41,759

Total assets	$840,865	$745,549

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,024	$3,813
Accounts payable to affiliates	—	1
Accrued expenses	26,595	29,321
Current portion of notes payable	10,287	11,918
Current portion of deferred income	12,298	11,215
Current portion of capital lease and financing obligations	970	948
Customer deposits	1,625	1,489

Total current liabilities	52,799	58,705
Deferred income	16,982	18,021
Capital lease and financing obligations, net of current portion	40,680	41,093
Deferred taxes	557	845
Other long-term liabilities	1,492	1,559
Notes payable, net of current portion	580,707	467,376
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares – 65,000; issued and outstanding shares – 29,059 and 28,845 in 2014 and 2013, respectively	294	292
Additional paid-in capital	147,883	143,721
Retained earnings	405	14,871
Treasury stock, at cost – 350 shares	(934)	(934)

Total shareholders’ equity	147,648	157,950

Total liabilities and shareholders’ equity	$840,865	$745,549

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Resident and health care revenue	$91,600	$85,301	$181,774	$170,076
Affiliated management services revenue	207	196	415	381
Community reimbursement revenue	1,618	1,722	3,093	2,987

Total revenues	93,425	87,219	185,282	173,444
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	55,585	51,130	111,276	101,250
General and administrative expenses	4,651	5,081	9,622	10,003
Facility lease expense	14,889	14,269	29,683	28,539
Stock-based compensation expense	2,717	1,293	4,077	2,289
Depreciation and amortization	10,816	10,761	21,767	22,650
Community reimbursement expense	1,618	1,722	3,093	2,987

Total expenses	90,276	84,256	179,518	167,718

Income from operations	3,149	2,963	5,764	5,726
Other income (expense):
Interest income	16	17	28	121
Interest expense	(7,393)	(5,694)	(14,530)	(11,378)
Write-off of deferred loan costs and prepayment premiums	(6,979)	0	(6,979)	0
Joint venture equity investment valuation gain	1,519	0	1,519	0
Loss on disposition of assets, net	(14)	(2)	(10)	(1)
Equity in earnings of unconsolidated joint ventures, net	64	30	105	33
Other income	9	6	17	18

Loss before (provision) benefit for income taxes	(9,629)	(2,680)	(14,086)	(5,481)
(Provision) Benefit for income taxes	(190)	610	(380)	1,335

Net loss	$(9,819)	$(2,070)	$(14,466)	$(4,146)

Per share data:
Basic net loss per share	$(0.34)	$(0.07)	$(0.50)	$(0.15)

Diluted net loss per share	$(0.34)	$(0.07)	$(0.50)	$(0.15)

Weighted average shares outstanding — basic	28,298	27,809	28,222	27,697

Weighted average shares outstanding — diluted	28,298	27,809	28,222	27,697

Comprehensive loss	$(9,819)	$(2,070)	$(14,466)	$(4,146)

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net loss	$(14,466)	$(4,146)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,767	22,650
Amortization of deferred financing charges	646	586
Amortization of deferred lease costs and lease intangibles	615	650
Deferred income	44	(938)
Deferred income taxes	—	(975)
Write-off of deferred loan costs and prepayment premiums	6,979	—
Joint venture equity investment valuation gain	(1,519)	—
Loss on disposition of assets, net	10	1
Equity in earnings of unconsolidated joint ventures	(105)	(33)
Provision for bad debts	372	221
Stock-based compensation expense	4,077	2,289
Changes in operating assets and liabilities:
Accounts receivable	(1,554)	(595)
Accounts receivable from affiliates	4	412
Property tax and insurance deposits	1,931	445
Prepaid expenses and other	2,143	(1,005)
Other assets	(46)	(2,742)
Accounts payable	(2,790)	(5,071)
Accrued expenses	(2,726)	(268)
Federal and state income taxes receivable/payable	(278)	3,007
Customer deposits	136	(4)

Net cash provided by operating activities	15,240	14,484
Investing Activities
Capital expenditures	(7,887)	(5,142)
Cash paid for acquisitions	(98,180)	(32,141)
Proceeds from disposition of assets	4	—
Proceeds from SHPIII/CSL Transaction	2,532	—
Distributions from unconsolidated joint ventures	102	42

Net cash used in investing activities	(103,429)	(37,241)
Financing Activities
Proceeds from notes payable	231,122	40,858
Repayments of notes payable	(125,917)	(17,073)
Increase in restricted cash	(12)	(13)
Cash payments for capital lease and financing obligations	(391)	(350)
Cash proceeds from the issuance of common stock	169	2,760
Excess tax benefits on stock option exercised	(82)	(1,445)
Deferred financing charges paid	(2,377)	(403)

Net cash provided by financing activities	102,512	24,334

Increase in cash and cash equivalents	14,323	1,577
Cash and cash equivalents at beginning of period	13,611	18,737

Cash and cash equivalents at end of period	$27,934	$20,314

Supplemental Disclosures
Cash paid during the period for:
Interest	$13,980	$10,455

Income taxes	$695	$677

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

1. BASIS OF PRESENTATION

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates and manages senior living communities in geographically concentrated regions throughout the United States. As of June 30, 2014, the Company operated 113 senior living communities in 26 states with an aggregate capacity of approximately 14,700 residents, including 63 senior living communities which the Company owned and 50 senior living communities that the Company leased. As of June 30, 2014, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company accounts for significant investments in unconsolidated companies, in which the Company has significant influence, using the equity method of accounting.

The accompanying Consolidated Balance Sheet, as of December 31, 2013, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2013, and the accompanying unaudited consolidated financial statements, as of and for the three and six month periods ended June 30, 2014 and 2013, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2014, results of operations for the three and six month periods ended June 30, 2014 and 2013, and cash flows for the six month periods ended June 30, 2014 and 2013. The results of operations for the three and six month periods ended June 30, 2014, are not necessarily indicative of the results for the year ending December 31, 2014.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investments in Unconsolidated Joint Ventures

The Company accounted for its investments in three unconsolidated joint ventures under the equity method of accounting. The Company had not consolidated these joint venture interests because the Company had concluded that the other member of each joint venture had substantive kick-out rights or substantive participating rights. Under the equity method of accounting, the Company recorded its investments in unconsolidated joint ventures at cost and adjusted such investments for its share of earnings and losses of the joint ventures. On June 30, 2014, the Company acquired 100% of the member interests in these joint ventures. For additional information refer to Note 4, “Acquisitions.”

Lease Accounting

The Company determines whether to account for its leases as either operating, capital or financing leases depending on the underlying terms of each lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of June 30, 2014, the Company leased 50 senior living communities, 48 of which the Company classified as operating leases and two of which the Company classified as capital lease and financing obligations. The Company incurs lease acquisition costs and amortizes these costs over the term of the respective lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions, and as such, any related gains have been deferred and are being amortized over the respective lease term. Facility lease expense in the Company’s Consolidated Statements of Operations and

Comprehensive Loss includes rent expense plus amortization expense relating to leasehold acquisition costs slightly offset by the amortization of deferred gains and lease incentives. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at June 30, 2014.

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

Employee Health and Dental Benefits and Insurance Reserves

The Company offers certain full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior living communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred at June 30, 2014; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

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

Income Taxes

At June 30, 2014, the Company had recorded on its Consolidated Balance Sheet net deferred tax assets of approximately $0.6 million and net deferred tax liabilities of approximately $0.6 million. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rates for the first six month periods and second quarters of fiscal 2014 and 2013 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. During the second quarter of fiscal 2014 and second quarter of fiscal 2013, the Company consolidated 36 Texas communities and the TMT increased the overall provision for income taxes.

Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which we expect those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this analysis, an adjustment to the valuation allowance of $3.7 million was recorded during the second quarter of fiscal 2014 to increase the valuation allowance provided to $14.2 million at June 30, 2014, and reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized. At June 30, 2013, a valuation allowance had not been provided. However, in the event that we were to determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period such determination was made. Additionally, the benefits of the net deferred tax assets might not be realized if actual results differ from expectations.

The Company evaluates uncertain tax positions through consideration of accounting and reporting guidance on criteria, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. The Company is required to recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that such position is “more likely than not” (i.e., a greater than 50% likelihood) to be upheld on audit based only on the technical merits of the tax position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. The Company is generally no longer subject to federal and state income tax audits for tax years prior to 2010.

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss remaining after allocation to unvested restricted shares by the weighted average number of common shares outstanding for the period. Potentially dilutive securities consist of unvested restricted shares and shares that could be issued under outstanding stock options. Potentially dilutive securities are excluded from the computation of net loss per common share if their effect is antidilutive.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(9,819)	$(2,070)	$(14,466)	$(4,146)
Net loss allocated to unvested restricted shares	$(239)	$(64)	$(370)	$(130)
Undistributed net loss allocated to common shares	$(9,580)	$(2,006)	$(14,096)	$(4,016)
Weighted average shares outstanding – basic	28,298	27,809	28,222	27,697
Effects of dilutive securities:
Employee equity compensation plans	—	—	—	—

Weighted average shares outstanding – diluted	28,298	27,809	28,222	27,697

Basic net loss per share	$(0.34)	$(0.07)	$(0.50)	$(0.15)

Diluted net loss per share	$(0.34)	$(0.07)	$(0.50)	$(0.15)

Awards of unvested restricted stock representing approximately 695,000 and 879,000 shares were outstanding for the three months ended June 30, 2014 and 2013, respectively, and awards of unvested restricted stock representing approximately 731,000 and 888,000 shares were outstanding for the six months ended June 30, 2014 and 2013, respectively, and were included in the computation of allocable net loss.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

Recently Issued Accounting Guidance

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new and expanded disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance provided in ASU 2014-08 is applied prospectively and is effective for fiscal years beginning on or after December 15, 2014; however, early adoption is permitted.

3. TRANSACTIONS WITH AFFILIATES

SHPIII/CSL Miami

In May 2007, the Company with Senior Housing Partners III, L.P. (“SHPIII”) formed SHPIII/CSL Miami, LLC (“SHPIII/CSL Miami”) to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earned development and management fees and could receive incentive distributions. The Company had contributed $0.8 million to SHPIII/CSL Miami for its 10% interest. The Company accounted for its investment in SHPIII/CSL Miami under the equity method of accounting and recognized earnings (losses) in the equity of SHPIII/CSL Miami of $8,500 and $(600) during the six month periods ended June 30, 2014 and 2013, respectively. In addition, the Company earned $0.1 million in management fees on the SHPIII/CSL Miami community in each of the six month periods ended June 30, 2014 and 2013. On June 30, 2014, the Company acquired 100% of the member interests in SHPIII/CSL Miami. For additional information refer to Note 4, “Acquisitions.”

SHPIII/CSL Richmond Heights

In November 2007, the Company with SHPIII formed SHPIII/CSL Richmond Heights, LLC (“SHPIII/CSL Richmond Heights”) to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earned development and management fees and could receive incentive distributions. The Company had contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest. The Company accounted for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting and recognized earnings in the equity of SHPIII/CSL Richmond Heights of $70,700 and $23,700 during the six month periods ended June 30, 2014 and 2013, respectively. In addition, the Company earned $0.2 million and $0.1 million in management fees on the SHPIII/CSL Richmond Heights community during the six month periods ended June 30, 2014 and 2013, respectively. On June 30, 2014, the Company acquired 100% of the member interests in SHPIII/CSL Richmond Heights. For additional information refer to Note 4, “Acquisitions.”

SHPIII/CSL Levis Commons

In December 2007, the Company with SHPIII formed SHPIII/CSL Levis Commons, LLC (“SHPIII/CSL Levis Commons”) to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earned development and management fees and could receive incentive distributions. The Company had contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest. The Company accounted for its investment in SHPIII/CSL Levis Commons under the equity method of accounting and recognized earnings in the equity of SHPIII/CSL Levis Commons of $25,400 and $9,900 during the six month periods ended June 30, 2014 and 2013, respectively. In addition, the Company earned $0.1 million in management fees on the SHPIII/CSL Levis Commons community in each of the six month periods ended June 30, 2014 and 2013. On June 30, 2014, the Company acquired 100% of the member interests in SHPIII/CSL Levis Commons. For additional information refer to Note 4, “Acquisitions.”

4. ACQUISITIONS

Fiscal 2014

Effective June 30, 2014, the Company acquired 100% of the members’ equity interests in SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, and SHPIII/CSL Levis Commons for approximately $83.6 million (the “SHPIII/CSL Transaction”). Prior to the acquisition, Senior Housing Partners III, a fund managed by Prudential Investment Management Inc. (“Prudential Investment”) maintained a 90% equity interest in each joint venture with the remaining 10% equity interest in each joint venture held by wholly owned subsidiaries of the Company. Based on the Company acquiring the remaining ownership interests of the joint ventures, the Company concluded the acquisition took the form of a “step-acquisition” or a “business combination achieved in stages.” Further, with the Company obtaining complete ownership of the joint ventures, the act of obtaining control triggered the application of the acquisition model in Accounting Standards Codification (“ASC”) 805, Business Combinations, which resulted in the new equity ownership interest being remeasured at fair value and the acquired assets and assumed liabilities measured at their full fair values. The remeasurement fair value of the equity interests were determined based on the cash proceeds, including incentive distributions, received by the Company in accordance with each respective joint venture partnership agreement. Accordingly, the Company recognized a gain of approximately $1.5 million during the second quarter of fiscal 2014 which was reflected as a joint venture equity investment valuation gain within the Company’s Consolidated Statements of Operations and Comprehensive Loss.

On June 30, 2014, in conjunction with the SHPIII/CSL Transaction, the Company obtained $16.4 million of mortgage debt from Fannie Mae for the acquisition of SHPIII/CSL Miami. The new mortgage loan has a 10-year term with a fixed interest rate of 4.30% and the principal amortized over a 30-year term. The Company also obtained $23.7 million of mortgage debt from Fannie Mae for the acquisition of SHPIII/CSL Richmond Heights. The new mortgage loan has a 10-year term with a fixed interest rate of 4.48% and the principal amortized over a 30-year term. The Company obtained interim, interest only, financing of $21.6 million from Wells Fargo Bank, N.A. (“Wells Fargo”) for the acquisition of SHPIII/CSL Levis Commons with a variable interest rate of LIBOR plus 2.75% and a 24-month term. The balance of the acquisition price was paid from the Company’s existing cash resources. The Company incurred approximately $0.2 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss.

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

As a result of these acquisitions, for which the purchase accounting is preliminary as it is subject to final valuation adjustments, the Company recorded additions to property and equipment of approximately $88.4 million and other assets of approximately $9.8 million, primarily consisting of in-place lease intangibles, within the Company’s Consolidated Balance Sheets which will be depreciated or amortized over the estimated useful lives.

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

As a result of these acquisitions, the Company recorded additions to property and equipment of approximately $135.4 million and other assets of approximately $15.1 million, primarily consisting of in-place lease intangibles, within the Company’s Consolidated Balance Sheets which will be depreciated or amortized over the estimated useful lives.

5. DEBT TRANSACTIONS

On June 30, 2014, in conjunction with the SHPIII/CSL Transaction, the Company obtained $16.4 million of mortgage debt from Fannie Mae for the acquisition of SHPIII/CSL Miami. The new mortgage loan has a 10-year term with a fixed interest rate of 4.30% and the principal amortized over a 30-year term. The Company also obtained $23.7 million of mortgage debt from Fannie Mae for the acquisition of SHPIII/CSL Richmond Heights. The new mortgage loan has a 10-year term with a fixed interest rate of 4.48% and the principal amortized over a 30-year term. The Company obtained interim, interest only, financing of $21.6 million from Wells Fargo for the acquisition of SHPIII/CSL Levis Commons with a variable interest rate of LIBOR plus 2.75% and a 24-month term. The Company incurred approximately $0.5 million in deferred financing costs related to these loans, which are being amortized over the respective loan terms.

On June 27, 2014, the Company refinanced mortgage loans totaling approximately $111.9 million from Freddie Mac associated with 15 of its senior living communities (the “Freddie Mac Refinance”). The Company obtained approximately $135.5 million of mortgage debt for 12 of the senior living communities from Fannie Mae. These new mortgage loans have 10-year terms with fixed interest rates of 4.24% and the principal amortized over 30-years. The Company obtained interim, interest only, financing of $9.3 million from Berkadia Commercial Mortgage LLC (“Berkadia”) for two of the senior living communities with a variable interest rate of LIBOR plus 4.50% and a 12-month term. The Company also obtained interim, interest only, financing of $11.8 million from Berkadia for one of the senior living communities with a variable interest rate of LIBOR plus 4.50% and a 24-month term. The Company incurred approximately $1.7 million in deferred financing costs related to these loans, which are being amortized over the respective loan terms. As a result of the refinance, the Company received approximately $36.5 million in cash proceeds. As a result of the early repayment of the existing mortgage debt with Freddie Mac, the Company accelerated the amortization of approximately $0.5 million in unamortized deferred financing costs and incurred a prepayment premium of approximately $6.5 million.

On March 26, 2014, in conjunction with the Aspen Grove Transaction, the Company obtained $11.0 million of mortgage debt from Fannie Mae. The new mortgage loan has a 12-year term with a 5.43% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which is being amortized over 12 years.

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

The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At June 30, 2014 and December 31, 2013, these communities carried a total net book value of approximately $683.0 million and $601.2 million, respectively, with total mortgage loans outstanding of approximately $589.2 million and $476.2 million, respectively.

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the terms of the respective notes. At June 30, 2014 and December 31, 2013, the Company had gross deferred loan costs of approximately $7.6 million and $7.7 million, respectively. Accumulated amortization was approximately $1.9 million and $3.2 million at June 30, 2014 and December 31, 2013, respectively.

The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of certain promissory notes. The Company was in compliance with all of its debt covenants at June 30, 2014 and December 31, 2013.

6. EQUITY

Preferred Stock

The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Company’s board of directors without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of June 30, 2014 and December 31, 2013.

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

A summary of the Company’s stock option activity and related information for the six month period ended June 30, 2014, is presented below:

	Outstanding at Beginning of Period	Granted	Exercised	Forfeited	Outstanding at End of Period	Options Exercisable
Shares	19,000	—	13,000	—	6,000	6,000
Weighted average exercise price per share	$7.10	$—	$6.48	$—	$8.44	$8.44

The options outstanding and the options exercisable at June 30, 2014, each had an intrinsic value of approximately $0.1 million.

Restricted Stock

The Company may grant restricted stock awards to certain employees, officers, and directors in order to attract, retain, and provide incentives for such individuals and to more closely align stockholder and employee interests. For restricted stock awards without performance-based vesting conditions, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period, which is generally a period of three to four years, but such awards are considered outstanding at the time of grant since the holders thereof are entitled to dividends and voting rights. For restricted stock awards with performance-based vesting conditions, total compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as if the award is, in substance, multiple awards once the performance target is deemed probable of achievement. Performance goals are evaluated periodically, and if such goals are not ultimately met or it is not probable the goals will be achieved, no compensation expense is recognized and any previously recognized compensation expense is reversed.

The Company recognizes compensation expense of a restricted stock award over its respective vesting or performance period based on the fair value of the award on the grant date, net of forfeitures. A summary of the Company’s restricted stock awards activity and related information for the six month period ended June 30, 2014, is presented below:

	Outstanding at Beginning of Period	Granted	Vested	Forfeited/Cancelled	Outstanding at End of Period
Shares	870,217	300,382	376,217	99,143	695,239

The restricted stock outstanding at June 30, 2014, had an intrinsic value of approximately $16.6 million.

During the six months ended June 30, 2014, the Company awarded 300,382 shares of restricted common stock to certain employees and directors of the Company, of which 105,000 shares were subject to performance-based vesting conditions. The average market value of the common stock on the date of grant was $25.55. These awards of restricted shares vest over a one to four-year period and had an intrinsic value of approximately $7.7 million on the date of grant. During the six months ended June 30, 2014, the Company cancelled 99,143 shares of restricted common stock of which 9,500 shares related to forfeitures associated with certain employee separations from the Company and the remaining 89,643 shares related to stock awards for which certain performance-based vesting conditions had not been met.

Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk free interest rate. The expected volatility used by the Company is based primarily on an analysis of historical prices of the Company’s common stock. The expected term of options granted is based primarily on historical exercise and vesting patterns on the Company’s outstanding stock options. The risk free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not currently plan to pay dividends on its common stock and therefore has used a dividend yield of zero in determining the fair value of its awards. The option forfeiture rate assumption used by the Company, which affects the expense recognized as opposed to the fair value of the awards, is based primarily on the Company’s historical option forfeiture patterns. The Company issued no stock options during each of the first six months of fiscal 2014 and 2013.

The Company has total stock-based compensation expense, including estimated forfeitures, of $9.3 million, which was not recognized as of June 30, 2014, and expects this expense to be recognized over approximately a one to four-year period.

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

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of financial instruments at June 30, 2014, and December 31, 2013, are as follows (in thousands):

	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$27,934	$27,934	$13,611	$13,611
Restricted cash	11,437	11,437	11,425	11,425
Notes payable	590,994	586,995	479,294	459,708

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

10. SUBSEQUENT EVENTS

Effective August 4, 2014, the Company closed the acquisition of one senior living community located in Roanoke, Virginia, for approximately $16.8 million. The community consists of 94 assisted living units. The Company obtained financing from Fannie Mae for approximately $12.9 million of the acquisition price at a fixed rate of 4.59% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources. The Company has not yet completed its initial purchase price allocation for this transaction.

Effective August 4, 2014, the Company closed the acquisition of one senior living community located in Oshkosh, Wisconsin, for approximately $17.1 million. The community consists of 90 assisted living units. The Company obtained financing from Fannie Mae for approximately $13.2 million of the acquisition price at a fixed rate of 4.59% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources. The Company has not yet completed its initial purchase price allocation for this transaction.

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

Overview

The following discussion and analysis addresses (i) the Company’s results of operations for the three and six month periods ended June 30, 2014 and 2013, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of June 30, 2014, the Company operated 113 senior living communities in 26 states with an aggregate capacity of approximately 14,700 residents, including 63 senior living communities that the Company owned and 50 senior living communities that the Company leased. As of June 30, 2014, the Company also operated one home care agency.

Significant Financial and Operational Highlights

The Company primarily derives its revenue by providing senior living and healthcare services to the elderly. When comparing the second quarter of fiscal 2014 to the second quarter of fiscal 2013, the Company generated total revenues of approximately $93.4 million compared to total revenues of approximately $87.2 million, respectively, representing an increase of approximately $6.2 million, or 7.1%, of which approximately 98.1% of these revenues consisted of senior living resident and healthcare services provided during the second quarter of fiscal 2014 compared to 97.8% during the second quarter of fiscal 2013. The increase in revenues primarily results from the senior living communities acquired by the Company during fiscal 2014 and 2013.

The weighted average financial occupancy rate for our consolidated communities for the second quarters of fiscal 2014 and 2013 was 86.6% and 86.0%, respectively. Additionally, we also experienced an increase in average monthly rental rates for our consolidated communities of 0.3% when comparing the second quarter of fiscal 2014 to the second quarter of fiscal 2013. On a same-store basis, the weighted average financial occupancy rate for our consolidated communities for the second quarters of fiscal 2014 and 2013 was 86.4% and 86.0%, respectively. We experienced a decrease in average monthly rental rates for our consolidated same-store communities of 0.9% when comparing the second quarter of fiscal 2014 to the second quarter of fiscal 2013.

Effective June 30, 2014, the Company closed the SHPIII/CSL Transaction acquiring 100% of the members’ equity interests in SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, and SHPIII/CSL Levis Commons for approximately $83.6 million. The Company obtained financing from Fannie Mae for the acquisition of SHPIII/CSL Miami for $16.4 million of the acquisition price at a fixed rate of 4.30% with a 10-year term. The Company obtained financing from Fannie Mae for the acquisition of SHPIII/CSL Richmond

Heights for $23.7 million of the acquisition price at a fixed rate of 4.48% with a 10-year term. The Company obtained interim interest only financing from Wells Fargo for the acquisition of SHPIII/CSL Levis Commons for $21.6 million of the acquisition price at a variable rate of LIBOR plus 2.75% with a 24-month term. The balance of the acquisition price was paid from the Company’s existing cash resources. As a result of this transaction, the Company received cash proceeds, including incentive distributions, of approximately $2.5 million and recognized a joint venture equity investment valuation gain of approximately $1.5 million.

On June 27, 2014, the Company refinanced mortgage loans totaling approximately $111.9 million from Freddie Mac associated with 15 of its senior living communities. The Company obtained approximately $135.5 million of mortgage debt for 12 of the senior living communities from Fannie Mae. These new mortgage loans have 10-year terms with fixed interest rates of 4.24% and the principal amortized over 30-years. The Company obtained interim, interest only, financing of $9.3 million from Berkadia for two of the senior living communities with a variable interest rate of LIBOR plus 4.50% and a 12-month term. The Company also obtained interim, interest only, financing of $11.8 million from Berkadia for one of the senior living communities with a variable interest rate of LIBOR plus 4.50% and a 24-month term. The Company incurred approximately $1.7 million in deferred financing costs related to these loans, which are being amortized over the respective loan terms. As a result of the refinance, the Company received approximately $36.5 million in cash proceeds. As a result of the early repayment of the existing mortgage debt with Freddie Mac, the Company accelerated the amortization of approximately $0.5 million in unamortized deferred financing costs and incurred a prepayment premium of approximately $6.5 million.

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

Joint Venture Transactions and Management Contracts

The Company managed three communities owned by joint ventures in which the Company had a minority interest. For communities owned by joint ventures, the Company typically received a management fee of 5% of gross revenues.

The Company’s joint venture management fees were based on a percentage of gross revenues. As a result, the cash flow and profitability of such contracts to the Company were more dependent on the revenues generated by such communities and less dependent on net cash flow than for owned or leased communities.

SHPIII Transactions

In May 2007, the Company and SHPIII formed SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earned development and management fees and could receive incentive distributions. The senior housing community opened in August 2008 and currently consists of 97 independent living units and 49 assisted living units. The Company had contributed $0.8 million to SHPIII/CSL Miami for its 10% interest and accounted for its investment in SHPIII/CSL Miami under the equity method of accounting.

In November 2007, the Company and SHPIII formed SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earned development and management fees and could receive incentive distributions. The senior housing community opened in April 2009 and currently consists of 61 independent living units and 80 assisted living units. The Company had contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest and accounted for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting.

In December 2007, the Company and SHPIII formed SHPIII/CSL Levis Commons to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earned development and management fees and could receive incentive distributions. The senior housing community opened in April 2009 and currently consists of 90 independent living units and 56 assisted living units. The Company had contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest and accounted for its investment in SHPIII/CSL Levis Commons under the equity method of accounting.

The Company was party to a series of property management agreements (the “SHPIII/CSL Management Agreements”) with SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, and SHPIII/CSL Levis Commons (collectively “SHPIII/CSL”), which joint ventures were owned 90% by SHPIII, a fund managed by Prudential Investment, and 10% by the Company, which collectively owned and operated SHPIII/CSL. The SHPIII/CSL Management Agreements were for initial terms of ten years from the date the certificate of occupancy was issued and extended until various dates through January 2019. The SHPIII/CSL Management Agreements generally provided for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities.

As discussed above, on June 30, 2014, the Company closed the SHPIII/CSL Transaction, acquiring 100% of the member interests of SHPIII/CSL Miami, SHPIII/CSL Levis Commons, and SHPIII/CSL Richmond Heights. For additional information refer to Note 4, “Acquisitions”, within the notes to unaudited consolidated financial statements.

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

Landlord	Date of Lease	Number of Communities	Value of Transaction	Term	Initial Lease Rate (1)	Lease Acquisition Costs (2)	Deferred Gains / Lease Concessions (3)
Ventas	September 30, 2005	6	$84.6	(4) (Two five-year renewals)	8%	$1.4	$4.6
Ventas	October 18, 2005	1	19.5	(4) (Two five-year renewals)	8%	0.2	—
Ventas	June 8, 2006	1	19.1	(4) (Two five-year renewals)	8%	0.4	—
Ventas	January 31, 2008	1	5.0	(4) (Two five-year renewals)	7.75%	0.2	—
Ventas	June 27, 2012	2	43.3	(4) (Two five-year renewals)	6.75%	0.8	—
HCP	May 1, 2006	3	54.0	(5) (Two ten-year renewals)	8%	0.3	12.8
HCP	May 31, 2006	6	43.0	10 years (Two ten-year renewals)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	(5) (Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	(5) (Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	(5) (Two ten-year renewals)	7.25%	0.1	—
HCN	April 16, 2010	5	48.5	15 years (One 15-year renewal)	8.25%	0.6	0.8
HCN	May 1, 2010	3	36.0	15 years (One 15-year renewal)	8.25%	0.2	0.4
HCN	September 10, 2010	12	104.6	15 years (One 15-year renewal)	8.50%	0.4	2.0
HCN	April 8, 2011	4	141.0	15 years (One 15-year renewal)	7.25%	0.9	16.3

Subtotal						6.7	37.5
Accumulated amortization through June 30, 2014						(3.1)	—
Accumulated deferred gains / lease concessions recognized through June 30, 2014						—	(16.9)

Net lease acquisition costs / deferred gains / lease concessions as of June 30, 2014						$3.6	$20.6

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as set forth in each respective lease agreement.
(2)	Lease acquisition and modification costs are being amortized over the respective lease terms.
(3)	Deferred gains of $34.8 million and lease concessions of $2.6 million are being recognized in the Company’s Consolidated Statements of Operations and Comprehensive Loss as a reduction in facility lease expense over the respective initial lease term. Lease concessions of $0.6 million relate to the lease transaction with HCP, Inc. (“HCP”) on May 31, 2006, and of $2.0 million relate to the lease transaction with HCN on September 10, 2010.
(4)	Effective June 27, 2012, the Company executed a lease amendment with Ventas, Inc. (“Ventas”). All of the leased communities in the Ventas lease portfolio were modified to be coterminous expiring on September 30, 2020, with two 5-year renewal extensions available at the Company’s option.
(5)	On November 11, 2013, the Company executed a third amendment to the master lease agreement associated with nine of its leases with HCP to facilitate a $3.3 million capital improvement project and extend the respective lease terms through October 31, 2020.

Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss includes rent expense plus amortization expense relating to leasehold acquisition costs slightly offset by the amortization of deferred gains and lease incentives. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at June 30, 2014 and December 31, 2013.

Recently Issued Accounting Guidance

In April 2014 the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new and expanded disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance provided in ASU 2014-08 is applied prospectively and is effective for fiscal years beginning on or after December 15, 2014; however, early adoption is permitted.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	$	%	$	%	$	%	$	%
Revenues:
Resident and healthcare revenue	$91,600	98.1	$85,301	97.8	$181,774	98.1	$170,076	98.1
Affiliated management service revenue	207	0.2	196	0.2	415	0.2	381	0.2
Community reimbursement revenue	1,618	1.7	1,722	2.0	3,093	1.7	2,987	1.7

Total revenue	93,425	100.0	87,219	100.0	185,282	100.0	173,444	100.0
Expenses:
Operating expenses (exclusive of depreciation and amortization shown below)	55,585	59.5	51,130	58.6	111,276	60.1	101,250	58.4
General and administrative expenses	4,651	5.0	5,081	5.8	9,622	5.2	10,003	5.8
Facility lease expense	14,889	15.9	14,269	16.4	29,683	16.0	28,539	16.4
Stock-based compensation	2,717	2.9	1,293	1.5	4,077	2.2	2,289	1.3
Depreciation and amortization	10,816	11.6	10,761	12.3	21,767	11.7	22,650	13.1
Community reimbursement expense	1,618	1.7	1,722	2.0	3,093	1.7	2,987	1.7

Total expenses	90,276	96.6	84,256	96.6	179,518	96.9	167,718	96.7

Income from operations	3,149	3.4	2,963	3.4	5,764	3.1	5,726	3.3
Other income (expense):
Interest income	16	0.0	17	0.0	28	0.0	121	0.1
Interest expense	(7,393)	(7.9)	(5,694)	(6.5)	(14,530)	(7.8)	(11,378)	(6.6)
Write-off of deferred loan costs and prepayment premium	(6,979)	(7.5)	—	—	(6,979)	(3.8)	—	—
Joint venture equity investment valuation gain	1,519	1.6	—	—	1,519	0.8	—	—
Loss on disposition of assets, net	(14)	0.0	(2)	0.0	(10)	0.0	(1)	0.0
Equity in earnings of unconsolidated joint ventures, net	64	0.1	30	0.0	105	0.1	33	0.0
Other income	9	0.0	6	0.0	17	0.0	18	0.0

Income before (provision) benefit for income taxes	(9,629)	(10.3)	(2,680)	(3.1)	(14,086)	(7.6)	(5,481)	(3.2)
(Provision) Benefit for income taxes	(190)	(0.2)	610	0.7	(380)	(0.2)	1,335	0.8

Net loss	$(9,819)	(10.5)	$(2,070)	(2.4)	$(14,466)	(7.8)	$(4,146)	(2.4)

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Revenues.

Total revenues were $93.4 million for the three months ended June 30, 2014, compared to $87.2 million for the three months ended June 30, 2013, representing an increase of $6.2 million, or 7.1%. This increase in revenue is primarily the result of an increase in resident and healthcare revenue of $6.3 million slightly offset by a decrease in community reimbursement revenue of $0.1 million.

•	The increase in resident and healthcare revenue primarily results from an increase of $8.3 million from the senior living communities acquired by the Company during fiscal 2014 and subsequent to the first quarter of fiscal 2013 and an increase in occupancy of 0.4% at the Company’s other consolidated same-store communities partially offset by a decrease of $2.3 million due to the Company no longer providing skilled nursing services at two of its senior living communities which are in the process of being repositioned with the facilities being converted to offer assisted living care and services and a decrease in average monthly rental rates of 0.9% at the Company’s other consolidated same-store communities.

•	Community reimbursement revenue is comprised of reimbursable expenses from unconsolidated joint ventures that the Company operated under management agreements. On June 30, 2014, the Company acquired 100% of the member interests in these joint ventures. For additional information refer to Note 4, “Acquisitions”, within the notes to unaudited consolidated financial statements.

Expenses.

Total expenses were $90.3 million in the second quarter of fiscal 2014 compared to $84.3 million in the second quarter of fiscal 2013, representing an increase of $6.0 million, or 7.1%. This increase is primarily the result of a $4.5 million increase in operating expenses, a $0.6 million increase in facility lease expense, a $1.4 million increase in stock-based compensation expense, and a $0.1 million increase in depreciation and amortization expense, slightly offset by a decrease in general and administrative expenses of $0.4 million and a decrease in community reimbursement expense of $0.1 million.

•	The increase in operating expenses primarily results from an increase of $5.6 million from the senior living communities acquired by the Company during fiscal 2014 and subsequent to the first quarter of fiscal 2013 and an increase in general overall operating costs at the Company’s other consolidated same-store communities of $1.4 million partially offset by a decrease of $2.5 million due to the Company no longer providing skilled nursing services at two of its senior living communities which are in the process of being repositioned with the facilities being converted to offer assisted living care and services. The increase in operating costs of $1.4 million at the Company’s other consolidated same-store communities primarily results from an increase in employee wages and benefits of $1.1 million, an increase in utilities of $0.1 million, an increase in food costs of $0.1 million, and an increase in promotion and referral fees of $0.4 million slightly offset by a decrease in property taxes of $0.3 million and a decrease in provision for bad debts of $0.1 million.

•	The increase in facility lease expense primarily results from contingent annual rental rate escalations for certain existing leases.

•	The increase in stock-based compensation expense results from the accelerated vesting of certain restricted stock awards associated with the retirement of the Company’s Chief Financial Officer during the second quarter of fiscal 2014 and the Company granting 55,882 shares of restricted stock awards to certain employees, officers, and directors.

•	The increase in depreciation and amortization expense primarily results from an increase of $4.2 million from the senior living communities acquired by the Company during fiscal 2014 and subsequent to the first quarter of fiscal 2013 and an increase of $0.1 million as a result of an increase in depreciable assets at the Company’s other consolidated same-store communities partially offset by a decrease in in-place lease amortization of approximately $4.2 million for senior living communities acquired by the Company during fiscal 2013 and 2012 which were fully amortized during fiscal 2013 or the first quarter of fiscal 2014.

•	The decrease in general and administrative expenses primarily results from a decrease of $0.7 million in employee insurance benefits and claims paid, which resulted in lower health insurance costs to the Company, partially offset by an increase of $0.3 million in wages and benefits for existing and additional full-time employees hired subsequent to the first quarter of fiscal 2013.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of unconsolidated joint ventures that the Company operated under management agreements. On June 30, 2014, the Company acquired 100% of the member interests in these joint ventures. For additional information refer to Note 4, “Acquisitions”, within the notes to unaudited consolidated financial statements.

Other income and expense.

•	Interest income reflects interest earned on the investment of cash balances and interest earned on escrowed funds. Interest income decreased primarily due to lower average cash balances in the second quarter of fiscal 2014 when compared to the second quarter of fiscal 2013.

•	Interest expense increased $1.7 million in the second quarter of fiscal 2014 when compared to the second quarter of fiscal 2013 primarily due to the additional mortgage debt associated with the senior living communities acquired by the Company during fiscal 2014 and subsequent to the first quarter of fiscal 2013.

•	Write-off of deferred loan costs and prepayment premium is attributable to the early repayment of the Company’s existing mortgage debt with Freddie Mac during the second quarter of fiscal 2014. The Company recorded a non-cash charge of $0.5 million to remove the remaining unamortized deferred financing assets related to this debt and paid $6.5 million in early repayment fees and costs.

•	Joint venture equity investment valuation gain is attributable to the Company closing the SHPIII/CSL Transaction during the second quarter of fiscal 2014. The Company acquired 100% of the members’ equity interests in SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, and SHPIII/CSL Levis Commons and received cash proceeds, including incentive distributions, of approximately $2.5 million which resulted in the Company recording a gain of approximately $1.5 million to reflect the fair value of the equity interests on the acquisition date.

•	Equity in earnings of unconsolidated joint ventures, net, represents the Company’s share of the net earnings on its investments in SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, and SHPIII/CSL Levis Commons. On June 30, 2014, the Company acquired 100% of the member interests in these joint ventures. For additional information refer to Note 4, “Acquisitions”, within the notes to unaudited consolidated financial statements.

(Provision) Benefit for income taxes.

Provision for income taxes for the second quarter of fiscal 2014 was $0.2 million, or 1.9% of loss before income taxes, compared to a benefit for income taxes of $0.6 million, or 22.8% of loss before income taxes, for the second quarter of fiscal 2013. The effective tax rates for the second quarters of fiscal 2014 and 2013 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the TMT, which effectively imposes tax on modified gross revenues for communities within the State of Texas. During the second quarter of fiscal 2014 and second quarter of fiscal 2013 the Company consolidated 36 Texas communities and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, an adjustment to the deferred tax asset valuation allowance of $3.7 million was recorded during the second quarter of fiscal 2014 to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized. A deferred tax asset valuation allowance was not provided at June 30, 2013.

Net loss and comprehensive loss.

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(9.8 million) for the three months ended June 30, 2014, compared to net loss and comprehensive loss of $(2.1 million) for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Revenues.

Total revenues were $185.3 million for the six months ended June 30, 2014 compared to $173.4 million for the six months ended June 30, 2013, representing an increase of approximately $11.9 million, or 6.8%. This increase in revenue is primarily the result of a $11.7 million increase in resident and healthcare revenue and an increase in community reimbursement revenue of $0.1 million.

•	The increase in resident and healthcare revenue primarily results from an increase of $16.6 million from the senior living communities acquired by the Company during fiscal 2014 and 2013 and an increase in average occupancies of 0.9% at the Company’s other consolidated same-store communities partially offset by a decrease of $5.0 million due to the Company no longer providing skilled nursing services at two of its senior living communities which are in the process of being repositioned with the facilities being converted to offer assisted living care and services and a decrease in average monthly rental rates of 1.4% at the Company’s other consolidated same-store communities.

•	Community reimbursement revenue is comprised of reimbursable expenses from unconsolidated joint ventures that the

Company operated under management agreements. On June 30, 2014, the Company acquired 100% of the member interests in these joint ventures. For additional information refer to Note 4, “Acquisitions”, within the notes to unaudited consolidated financial statements.

Expenses.

Total expenses were $179.5 million during the first six months of fiscal 2014 compared to $167.7 million during the first six months of fiscal 2013, representing an increase of $11.8 million, or 7.0%. This increase is primarily the result of a $10.0 million increase in operating expenses, a $1.1 million increase in facility lease expense, a $1.8 million increase in stock-based compensation expense, and a $0.1 million increase in community reimbursement expense, partially offset by a decrease in general and administrative expenses of $0.4 million and a decrease in depreciation and amortization expense of $0.9 million.

•	The increase in operating expenses primarily results from an increase of $11.0 million from the senior living communities acquired by the Company during fiscal 2014 and 2013 and an increase in general overall operating costs at the Company’s other consolidated same-store communities of $4.0 million partially offset by a decrease of $5.0 million due to the Company no longer providing skilled nursing services at two of its senior living communities which are in the process of being repositioned with the facilities being converted to offer assisted living care and services. The increase in operating costs of $4.0 million at the Company’s other consolidated same-store communities primarily results from an increase in employee wages and benefits of $2.0 million, an increase in utilities of $0.7 million, an increase in promotion and referral fees of $0.5 million, an increase in community service contracts of $0.3 million, an increase in repairs and maintenance of $0.2 million, and an increase in property taxes of $0.2 million.

•	The increase in facility lease expense primarily results from contingent annual rental rate escalations for certain existing leases.

•	The increase in stock-based compensation expense results from the accelerated vesting of certain restricted stock awards associated with the retirement of the Company’s Chief Financial Officer during the second quarter of fiscal 2014 and the Company granting 300,382 shares of restricted stock to certain employees, officers, and directors.

•	The decrease in general and administrative expenses primarily results from a decrease of $0.2 million for the completion of a cost segregation tax study during the first quarter of fiscal 2013, a decrease of $1.0 million in employee insurance benefits and claims paid, which resulted in lower health insurance costs to the Company partially offset by an increase of $0.8 million in wages and benefits for existing and additional full-time employees hired subsequent to the first quarter of fiscal 2013.

•	The decrease in depreciation and amortization expense primarily results from a decrease in in-place lease amortization of approximately $9.7 million for senior living communities acquired by the Company during fiscal 2013 and 2012 which were fully amortized during fiscal 2013 or the first quarter of fiscal 2014, partially offset by an increase of $8.6 million from the senior living communities acquired by the Company during fiscal 2014 and 2013, and an increase of $0.2 million as a result of an increase in depreciable assets at the Company’s other consolidated same-store communities.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of unconsolidated joint ventures that the Company operated under management agreements. On June 30, 2014, the Company acquired 100% of the member interests in these joint ventures. For additional information refer to Note 4, “Acquisitions”, within the notes to unaudited consolidated financial statements.

Other income and expense.

•	Interest income generally reflects interest earned on the investment of cash balances and interest earned on escrowed funds. Interest income decreased primarily due to lower average cash balances during the first six months of fiscal 2014 when compared to the first six months of fiscal 2013.

•	Interest expense increased $3.2 million during the first six months of fiscal 2014 when compared to the first six months of fiscal 2013 primarily due to the additional mortgage debt associated with the senior living communities acquired by the Company during fiscal 2014 and 2013.

•	Write-off of deferred loan costs and prepayment premium is attributable to the early repayment of the Company’s existing mortgage debt with Freddie Mac during the second quarter of fiscal 2014. The Company recorded a non-cash charge of $0.5 million to remove the remaining unamortized deferred financing assets related to this debt and paid $6.5 million in early repayment fees and costs.

•	Joint venture equity investment valuation gain is attributable to the Company closing the SHPIII/CSL Transaction during the second quarter of fiscal 2014. The Company acquired 100% of the members’ equity interests in SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, and SHPIII/CSL Levis Commons and received cash proceeds, including incentive distributions, of approximately $2.5 million which resulted in the Company recording a gain of approximately $1.5 million to reflect the fair value of the equity interests on the acquisition date.

•	Equity in earnings of unconsolidated joint ventures, net, represents the Company’s share of the net earnings on its investments in SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, and SHPIII/CSL Levis Commons. On June 30, 2014, the Company acquired 100% of the member interests in these joint ventures. For additional information refer to Note 4, “Acquisitions”, within the notes to unaudited consolidated financial statements.

(Provision) Benefit for income taxes.

Provision for income taxes for the first six months of fiscal 2014 was $0.4 million, or 2.6% of loss before income taxes, compared to a benefit for income taxes of $1.3 million, or 24.4% of loss before income taxes, for the first six months of fiscal 2013. The effective tax rates for the first six months of fiscal 2014 and 2013 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the TMT which effectively imposes tax on modified gross revenues for communities within the State of Texas. During the first six months of fiscal 2014 and first six months of fiscal 2013 the Company consolidated 36 Texas communities and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, an adjustment to the deferred tax asset valuation allowance of $5.4 million was recorded during the first six months of fiscal 2014 to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized. A valuation allowance was not provided at June 30, 2013.

Net loss and comprehensive loss.

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(14.5 million) for the six months ended June 30, 2014, compared to net loss and comprehensive loss of $(4.1 million) for the six months ended June 30, 2013.

Liquidity and Capital Resources

In addition to approximately $27.9 million of unrestricted cash balances on hand as of June 30, 2014, the Company’s principal sources of liquidity are expected to be cash flows from operations, supplemental debt financings, additional proceeds from debt refinancings, equity issuances, and/or proceeds from the sale of assets. The Company expects its available cash and cash flows from operations, supplemental debt financings, additional proceeds from debt refinancings, and proceeds from the sale of assets to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company, from time to time, considers and evaluates transactions related to its portfolio including supplemental debt financings, debt refinancings, purchases and sales of assets, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

In summary, the Company’s cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$15,240	$14,484
Net cash used in investing activities	(103,429)	(37,241)
Net cash provided by financing activities	102,512	24,334

Net increase in cash and cash equivalents	$14,323	$1,577

Operating Activities.

The net cash provided by operating activities for the first six months of fiscal 2014 primarily results from net non-cash charges of $32.9 million, a decrease in property tax and insurance deposits of $1.9 million, a decrease in prepaid expenses of $2.1 million, and an increase in customer deposits of $0.1 million, partially offset by net loss of $14.5 million, an increase in accounts receivable of $1.6 million, an increase in other assets of $0.1 million, a decrease in accounts payable of $2.8 million, a decrease in accrued expenses of $2.7 million, and an increase in federal and state income taxes receivable/payable of $0.3 million. The net cash provided by operating activities for the first six months of fiscal 2013 primarily resulted from net non-cash charges of $24.5 million, a decrease in property tax and insurance deposits of $0.4 million, and a decrease in federal and state income taxes receivable/payable of $3.0 million, partially offset by net loss of $4.1 million, an increase in accounts receivable of $0.2 million, an increase in prepaid expenses of $1.0 million, an increase in other assets of $2.7 million, a decrease in accounts payable of $5.1 million and a decrease in accrued expenses of $0.3 million.

Investing Activities.

The net cash used in investing activities for the first six months of fiscal 2014 primarily results from capital expenditures of $7.9 million and acquisitions of senior living communities by the Company of $98.2 million, slightly offset by proceeds from the SHPIII/CSL Transaction of $2.5 million and distributions from unconsolidated joint ventures of $0.1 million. The net cash used in investing activities for the first six months of fiscal 2013 primarily results from capital expenditures of $5.1 million and acquisitions of senior living communities by the Company of $32.1 million.

Financing Activities.

The net cash provided by financing activities for the first six months of fiscal 2014 primarily results from notes payable proceeds of $231.1 million, of which $156.6 million related to the Freddie Mac Refinance and $74.5 million related to the acquisition of senior living communities by the Company and insurance premium financing and $0.2 million resulted from proceeds from the issuance of common stock, partially offset by repayments of notes payable of $125.9 million, payments on capital lease and financing obligations of $0.4 million, excess tax benefits from the issuance of common stock of $0.1 million, and deferred financing charges paid of $2.4 million. The net cash provided by financing activities for the first six months of fiscal 2013 primarily results from notes payable proceeds of $40.9 million, of which $28.5 million related to the acquisition of senior living communities by the Company and insurance premium financing with the remaining $12.4 million related to the Company replacing an interim variable interest rate loan for the acquisition of a senior living community with long-term fixed interest rate financing from Fannie Mae, and $2.8 million resulted from proceeds from the issuance of common stock, partially offset by repayments of notes payable of $17.1 million, payments on capital lease and financing obligations of $0.4 million, excess tax benefits from the issuance of common stock of $1.4 million, and deferred financing charges paid of $0.4 million.

Debt Transactions.

On June 30, 2014, in conjunction with the SHPIII/CSL Transaction, the Company obtained $16.4 million of mortgage debt from Fannie Mae for the acquisition of SHPIII/CSL Miami. The new mortgage loan has a 10-year term with a fixed interest rate of 4.30% and the principal amortized over a 30-year term. The Company also obtained $23.7 million of mortgage debt from Fannie Mae for the acquisition of SHPIII/CSL Richmond Heights. The new mortgage loan has a 10-year term with a fixed interest rate of 4.48% and the principal amortized over a 30-year term. The Company obtained interim, interest only, financing of $21.6 million from Wells Fargo for the acquisition of SHPIII/CSL Levis Commons with a variable interest rate of LIBOR plus 2.75% and a 24-month term. The Company incurred approximately $0.5 million in deferred financing costs related to these loans, which are being amortized over the respective loan terms.

On June 27, 2014, the Company refinanced mortgage loans totaling approximately $111.9 million from Freddie Mac associated with 15 of its senior living communities. The Company obtained approximately $135.5 million of mortgage debt for 12 of the senior living communities from Fannie Mae. These new mortgage loans have 10-year terms with fixed interest rates of 4.24% and the principal amortized over 30-years. The Company obtained interim, interest only, financing of $9.3 million from Berkadia for two of the senior living communities with a variable interest rate of LIBOR plus 4.50% and a 12-month term. The Company also obtained interim, interest only, financing of $11.8 million from Berkadia for one of the senior living communities with a variable interest rate of LIBOR plus 4.50% and a 24-month term. The Company incurred approximately $1.7 million in deferred financing costs related to these loans, which are being amortized over the respective loan terms. As a result of the refinance, the Company received approximately $36.5 million in cash proceeds. As a result of the early repayment of the existing mortgage debt, the Company accelerated the amortization of approximately $0.5 million in unamortized deferred loan costs and incurred a prepayment premium of approximately $6.5 million.

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

The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of certain promissory notes. The Company was in compliance with all of its debt covenants at June 30, 2014 and December 31, 2013.

Recent Developments

Effective August 4, 2014, the Company closed the acquisition of one senior living community located in Roanoke, Virginia, for approximately $16.8 million. The community consists of 94 assisted living units. The Company obtained financing from Fannie Mae for approximately $12.9 million of the acquisition price at a fixed rate of 4.59% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources. The Company has not yet completed its initial purchase price allocation for this transaction.

Effective August 4, 2014, the Company closed the acquisition of one senior living community located in Oshkosh, Wisconsin, for approximately $17.1 million. The community consists of 90 assisted living units. The Company obtained financing from Fannie Mae for approximately $13.2 million of the acquisition price at a fixed rate of 4.59% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources. The Company has not yet completed its initial purchase price allocation for this transaction.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of June 30, 2014, the Company had $591.0 million in outstanding debt comprised of various fixed and variable interest rate debt instruments of $525.8 million and $65.2 million, respectively. In addition, as of June 30, 2014, the Company had $517.1 million in future lease obligations with contingent rent increases on certain leases based on changes in the consumer price index or certain operational performance measures.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following information is provided pursuant to Item 703 of Regulation S-K. The Company did not purchase any shares of its common stock pursuant to the Company’s share repurchase program (as described below) during the six month period ended June 30, 2014. The information set forth in the table below reflects shares purchased by the Company pursuant to this repurchase program prior to the six month period ended June 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Total at March 31, 2014	349,800	$2.67	349,800	$9,065,571
April 1 – April 30, 2014	—	—	—	—
May 1 – May 31, 2014	—	—	—	—
June 1 – June 30, 2014	—	—	—	—

Total at June 30, 2014	349,800	$2.67	349,800	$9,065,571

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

Capital Senior Living Corporation

(Registrant)

By:	/s/ Carey P. Hendrickson
Carey P. Hendrickson
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)
Date:August 7, 2014

INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

Exhibit Number		Description

3.1	—	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to exhibit 3.1 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)

3.1.1	—	Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

3.2	—	Second Amended and Restated Bylaws of the Registrant. (Incorporated by reference to exhibit 3.1 to the Company’s Current Report filed by the Company with the Securities and Exchange Commission on March 8, 2013.)

4.1	—	Rights Agreement, dated as of February 25, 2010, between Capital Senior Living Corporation and Mellon Investor Services, LLC, including all exhibits thereto. (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 26, 2010.)

4.1.1	—	First Amendment to Rights Agreement, dated as of March 5, 2013, between Capital Senior Living Corporation and Computershare Shareowner Services LLC, formerly known as Mellon Investor Services, LLC. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 8, 2013.)

4.2	—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock, $0.01 par value per share. (Incorporated by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 26, 2010.)

4.3	—	Form of Right Certificate. (Included as Exhibit B to the Rights Agreement, which is Exhibit 4.1 hereto as amended pursuant to the First Amendment to Rights Agreement, which is Exhibit 4.1.1 hereto and incorporated by reference.)

4.4	—	Form of Summary of Rights. (Included as Annex A to the First Amendment to Rights Agreement, which is Exhibit 4.1.1 hereto and incorporated by reference.)

4.5	—	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 4.6 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

4.6	—	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 4.7 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

10.1	—	Employment agreement, dated as of April 25, 2014, between Capital Senior Living, Inc. and Carey P. Hendrickson. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 28, 2014.)

10.2*	—	Separation Agreement and Full and Final Release of All Claims, dated as of April 22, 2014, between Capital Senior Living and Ralph A. Beattie.

10.3*	—	Consulting Agreement, dated as of April 22, 2014, between Capital Senior Living and Ralph A. Beattie.

31.1*	—	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	—	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	—	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Carey P. Hendrickson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema Document

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.