Form 10-Q
period 2014-09-30
CAPITAL SENIOR LIVING CORP
filed 2014-11-06
CIK 1043000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, the Registrant had 29,093,006 outstanding shares of its Common Stock, $0.01 par value, per share.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,816	$13,611
Restricted cash	11,468	11,425
Accounts receivable, net	5,716	3,752
Accounts receivable from affiliates	6	416
Federal and state income taxes receivable	5,214	5,123
Deferred taxes	441	845
Property tax and insurance deposits	10,660	11,036
Prepaid expenses and other	3,525	6,605

Total current assets	64,846	52,813
Property and equipment, net	774,211	649,967
Investments in unconsolidated joint ventures	—	1,010
Other assets, net	40,696	41,759

Total assets	$879,753	$745,549

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,052	$3,813
Accounts payable to affiliates	11	1
Accrued expenses	32,524	29,321
Current portion of notes payable	37,636	11,918
Current portion of deferred income	13,376	11,215
Current portion of capital lease and financing obligations	981	948
Customer deposits	1,606	1,489

Total current liabilities	90,186	58,705
Deferred income	16,464	18,021
Capital lease and financing obligations, net of current portion	40,430	41,093
Deferred taxes	441	845
Other long-term liabilities	1,459	1,559
Notes payable, net of current portion	587,285	467,376
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares – 65,000; issued and outstanding shares – 29,095 and 28,845 in 2014 and 2013, respectively	294	292
Additional paid-in capital	149,482	143,721
Retained (deficit) earnings	(5,354)	14,871
Treasury stock, at cost – 350 shares	(934)	(934)

Total shareholders’ equity	143,488	157,950

Total liabilities and shareholders’ equity	$879,753	$745,549

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Resident and health care revenue	$98,466	$86,333	$280,240	$256,409
Affiliated management services revenue	—	205	415	586
Community reimbursement revenue	17	1,445	3,110	4,432

Total revenues	98,483	87,983	283,765	261,427
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	59,992	52,936	171,268	154,186
General and administrative expenses	5,515	5,026	15,137	15,029
Facility lease expense	14,841	14,274	44,524	42,813
Stock-based compensation expense	1,599	869	5,676	3,158
Depreciation and amortization	13,840	10,533	35,607	33,183
Community reimbursement expense	17	1,445	3,110	4,432

Total expenses	95,804	85,083	275,322	252,801

Income from operations	2,679	2,900	8,443	8,626
Other income (expense):
Interest income	12	17	40	138
Interest expense	(8,255)	(5,943)	(22,785)	(17,321)
Write-off of deferred loan costs and prepayment premiums	—	—	(6,979)	—
Joint venture equity investment valuation gain	—	—	1,519	—
(Loss) Gain on disposition of assets, net	(1)	13	(11)	12
Equity in earnings of unconsolidated joint ventures, net	—	43	105	76
Other income	5	10	22	28

Loss before provision for income taxes	(5,560)	(2,960)	(19,646)	(8,441)
Provision for income taxes	(199)	(7,003)	(579)	(5,668)

Net loss	$(5,759)	$(9,963)	$(20,225)	$(14,109)

Per share data:
Basic net loss per share	$(0.20)	$(0.35)	$(0.70)	$(0.49)

Diluted net loss per share	$(0.20)	$(0.35)	$(0.70)	$(0.49)

Weighted average shares outstanding — basic	28,371	27,911	28,273	27,769

Weighted average shares outstanding — diluted	28,371	27,911	28,273	27,769

Comprehensive loss	$(5,759)	$(9,963)	$(20,225)	$(14,109)

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net loss	$(20,225)	$(14,109)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,607	33,183
Amortization of deferred financing charges	999	822
Amortization of deferred lease costs and lease intangibles	922	978
Deferred income	604	(344)
Deferred income taxes	—	5,505
Write-off of deferred loan costs and prepayment premiums	6,979	—
Joint venture equity investment valuation gain	(1,519)	—
Loss (Gain) on disposition of assets, net	11	(12)
Equity in earnings of unconsolidated joint ventures	(105)	(76)
Provision for bad debts	517	330
Stock-based compensation expense	5,676	3,158
Changes in operating assets and liabilities:
Accounts receivable	(2,481)	241
Accounts receivable from affiliates	410	433
Property tax and insurance deposits	376	(1,058)
Prepaid expenses and other	3,080	(867)
Other assets	756	(3,101)
Accounts payable	249	(4,424)
Accrued expenses	3,203	4,142
Federal and state income taxes receivable/payable	(91)	3,523
Customer deposits	117	(22)

Net cash provided by operating activities	35,085	28,302
Investing Activities
Capital expenditures	(13,394)	(9,888)
Cash paid for acquisitions	(145,555)	(53,741)
Proceeds from disposition of assets	4	18
Proceeds from SHPIII/CSL Transaction	2,532	—
Distributions from unconsolidated joint ventures	102	97

Net cash used in investing activities	(156,311)	(63,514)
Financing Activities
Proceeds from notes payable	267,685	56,939
Repayments of notes payable	(128,553)	(20,534)
Increase in restricted cash	(43)	(1,239)
Cash payments for capital lease and financing obligations	(630)	(558)
Cash proceeds from the issuance of common stock	169	2,761
Excess tax benefits on stock option exercised	(82)	(1,445)
Deferred financing charges paid	(3,115)	(684)

Net cash provided by financing activities	135,431	35,240

Increase in cash and cash equivalents	14,205	28
Cash and cash equivalents at beginning of period	13,611	18,737

Cash and cash equivalents at end of period	$27,816	$18,765

Supplemental Disclosures
Cash paid during the period for:
Interest	$20,873	$16,058

Income taxes	$714	$677

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

1. BASIS OF PRESENTATION

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates and manages senior living communities in geographically concentrated regions throughout the United States. As of September 30, 2014, the Company operated 116 senior living communities in 26 states with an aggregate capacity of approximately 15,000 residents, including 66 senior living communities which the Company owned and 50 senior living communities that the Company leased. As of September 30, 2014, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company accounts for significant investments in unconsolidated companies, in which the Company has significant influence, using the equity method of accounting.

The accompanying Consolidated Balance Sheet, as of December 31, 2013, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2013, and the accompanying unaudited consolidated financial statements, as of and for the three and nine month periods ended September 30, 2014 and 2013, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2014.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2014, results of operations for the three and nine month periods ended September 30, 2014 and 2013, and cash flows for the nine month periods ended September 30, 2014 and 2013. The results of operations for the three and nine month periods ended September 30, 2014, are not necessarily indicative of the results for the year ending December 31, 2014.

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

Lease Accounting

The Company determines whether to account for its leases as either operating, capital or financing leases depending on the underlying terms of each lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of September 30, 2014, the Company leased 50 senior living communities, 48 of which the Company classified as operating leases and two of which the Company classified as capital lease and financing obligations. The Company incurs lease acquisition costs and amortizes these costs over the term of the respective lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions, and as such, any related gains have been deferred and are being amortized over the respective lease term. Facility lease expense in the Company’s Consolidated Statements of Operations and

Comprehensive Loss includes rent expense plus amortization expense relating to leasehold acquisition costs slightly offset by the amortization of deferred gains and lease incentives. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at September 30, 2014.

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

Employee Health and Dental Benefits and Insurance Reserves

The Company offers certain full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior living communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred at September 30, 2014; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

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

Income Taxes

At September 30, 2014, the Company had recorded on its Consolidated Balance Sheet net deferred tax assets of approximately $0.4 million and net deferred tax liabilities of approximately $0.4 million. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rates for the first nine month periods and third quarters of fiscal 2014 and 2013 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. During the third quarter of fiscal 2014 and third quarter of fiscal 2013, the Company consolidated 36 Texas communities and the TMT increased the overall provision for income taxes.

Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which we expect those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this analysis, an adjustment to the valuation allowance of $2.1 million and $7.5 million was recorded during the third quarters of fiscal 2014 and 2013, respectively, to increase the valuation allowance provided to $16.3 million and $7.5 million at September 30, 2014 and 2013, respectively, and reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized. However, in the event that we were to determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period such determination was made. Additionally, the benefits of the net deferred tax assets might not be realized if actual results differ from expectations.

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(5,759)	$(9,963)	$(20,225)	$(14,109)

Net loss allocated to unvested restricted shares	$(143)	$(309)	$(513)	$(441)

Undistributed net loss allocated to common shares	$(5,616)	$(9,654)	$(19,712)	$(13,668)

Weighted average shares outstanding – basic	28,371	27,911	28,273	27,769
Effects of dilutive securities:
Employee equity compensation plans	—	—	—	—

Weighted average shares outstanding – diluted	28,371	27,911	28,273	27,769

Basic net loss per share	$(0.20)	$(0.35)	$(0.70)	$(0.49)

Diluted net loss per share	$(0.20)	$(0.35)	$(0.70)	$(0.49)

Awards of unvested restricted stock representing approximately 715,000 and 884,000 shares were outstanding for the three months ended September 30, 2014 and 2013, respectively, and awards of unvested restricted stock representing approximately 725,000 and 887,000 shares were outstanding for the nine months ended September 30, 2014 and 2013, respectively, and were included in the computation of allocable net loss.

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

4. ACQUISITIONS

Fiscal 2014

Effective August 27, 2014, the Company closed the acquisition of one senior living community located in Plymouth, Wisconsin, for approximately $13.5 million (the “Plymouth Transaction”). The community consists of 69 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company obtained financing from Fannie Mae for approximately $10.4 million of the acquisition price at a fixed rate of 4.70% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective August 4, 2014, the Company closed the acquisition of one senior living community located in Roanoke, Virginia, for approximately $16.8 million (the “Roanoke Transaction”). The community consists of 60 assisted living units and 34 independent living units. The Company incurred approximately $0.2 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company obtained financing from Fannie Mae for approximately $12.9 million of the acquisition price at a fixed rate of 4.59% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective August 4, 2014, the Company closed the acquisition of one senior living community located in Oshkosh, Wisconsin, for approximately $17.1 million (the “Oshkosh Transaction”). The community consists of 90 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company obtained financing from Fannie Mae for approximately $13.2 million of the acquisition price at a fixed rate of 4.59% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

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

As a result of these acquisitions, for which the purchase accounting is preliminary as it is subject to final valuation adjustments, the Company recorded additions to property and equipment of approximately $132.9 million and other assets of approximately $12.7 million, primarily consisting of in-place lease intangibles, within the Company’s Consolidated Balance Sheets which will be depreciated or amortized over the estimated useful lives.

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

5. DEBT TRANSACTIONS

On August 27, 2014, in conjunction with the Plymouth Transaction, the Company obtained $10.4 million of mortgage debt from Fannie Mae. The new mortgage loan has a 10-year term with a 4.70% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over 10 years.

On August 4, 2014, in conjunction with the Roanoke Transaction, the Company obtained $12.9 million of mortgage debt from Fannie Mae. The new mortgage loan has a 10-year term with a 4.59% fixed interest rate and the principal amortized over a 30-year term and is cross-collateralized and cross-defaulted with the mortgage debt obtained in conjunction with the Oshkosh Transaction. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over 10 years.

On August 4, 2014, in conjunction with the Oshkosh Transaction, the Company obtained $13.2 million of mortgage debt from Fannie Mae. The new mortgage loan has a 10-year term with a 4.59% fixed interest rate and the principal amortized over a 30-year term and is cross-collateralized and cross-defaulted with the mortgage debt obtained in conjunction with the Roanoke Transaction. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over 10 years.

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

On May 31, 2014, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $1.7 million. The finance agreement has a fixed interest rate of 1.92% with principal being repaid over a 9-month term.

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

The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At September 30, 2014 and December 31, 2013, these communities carried a total net book value of approximately $723.6 million and $601.2 million, respectively, with total mortgage loans outstanding of approximately $623.9 million and $476.2 million, respectively.

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the terms of the respective notes. At September 30, 2014 and December 31, 2013, the Company had gross deferred loan costs of approximately $8.4 million and $7.7 million, respectively. Accumulated amortization was approximately $2.2 million and $3.2 million at September 30, 2014 and December 31, 2013, respectively.

The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of certain promissory notes. The Company was in compliance with all of its debt covenants at September 30, 2014 and December 31, 2013.

6. EQUITY

Preferred Stock

The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Company’s board of directors without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of September 30, 2014 and December 31, 2013.

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

A summary of the Company’s stock option activity and related information for the nine month period ended September 30, 2014, is presented below:

	Outstanding at Beginning of Period	Granted	Exercised	Forfeited	Outstanding at End of Period	Options Exercisable
Shares	19,000	—	13,000	—	6,000	6,000
Weighted average exercise price per share	$7.10	$—	$6.48	$—	$8.44	$8.44

The options outstanding and the options exercisable at September 30, 2014, each had an intrinsic value of approximately $0.1 million.

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

The Company recognizes compensation expense of a restricted stock award over its respective vesting or performance period based on the fair value of the award on the grant date, net of forfeitures. A summary of the Company’s restricted stock awards activity and related information for the nine month period ended September 30, 2014, is presented below:

	Outstanding at Beginning of Period	Granted	Vested	Forfeited/Cancelled	Outstanding at End of Period
Shares	870,217	341,716	392,047	104,643	715,243

The restricted stock outstanding at September 30, 2014, had an intrinsic value of approximately $15.2 million.

During the nine months ended September 30, 2014, the Company granted 341,716 shares of restricted common stock to certain employees and directors of the Company, of which 121,667 shares were subject to performance-based vesting conditions. The average market value of the common stock on the date of grant was $25.41. These awards of restricted shares vest over a one to four-year period and had an intrinsic value of approximately $8.7 million on the date of grant. During the nine months ended September 30, 2014, the Company cancelled 104,643 shares of restricted common stock granted of which 15,000 shares related to forfeitures associated with certain employee separations from the Company and the remaining 89,643 shares related to stock awards for which certain performance-based vesting conditions had not been met.

Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk free interest rate. The expected volatility used by the Company is based primarily on an analysis of historical prices of the Company’s common stock. The expected term of options granted is based primarily on historical exercise and vesting patterns on the Company’s outstanding stock options. The risk free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not currently plan to pay dividends on its common stock and therefore has used a dividend yield of zero in determining the fair value of its awards. The option forfeiture rate assumption used by the Company, which affects the expense recognized as opposed to the fair value of the awards, is based primarily on the Company’s historical option forfeiture patterns. The Company issued no stock options during each of the first nine months of fiscal 2014 and 2013.

The Company has total stock-based compensation expense, including estimated forfeitures, of $8.4 million, which was not recognized as of September 30, 2014, and expects this expense to be recognized over approximately a one to four-year period.

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

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of financial instruments at September 30, 2014, and December 31, 2013, are as follows (in thousands):

	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$27,816	$27,816	$13,611	$13,611
Restricted cash	11,468	11,468	11,425	11,425
Notes payable	624,921	601,472	479,294	459,708

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

Overview

The following discussion and analysis addresses (i) the Company’s results of operations for the three and nine month periods ended September 30, 2014 and 2013, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of September 30, 2014, the Company operated 116 senior living communities in 26 states with an aggregate capacity of approximately 15,000 residents, including 66 senior living communities that the Company owned and 50 senior living communities that the Company leased. As of September 30, 2014, the Company also operated one home care agency.

Significant Financial and Operational Highlights

The Company primarily derives its revenue by providing senior living and healthcare services to the elderly. When comparing the third quarter of fiscal 2014 to the third quarter of fiscal 2013, the Company generated total revenues of approximately $98.5 million compared to total revenues of approximately $88.0 million, respectively, representing an increase of approximately $10.5 million, or 11.9%, of which approximately 100.0% of these revenues consisted of senior living resident and healthcare services provided during the third quarter of fiscal 2014 compared to 98.1% during the third quarter of fiscal 2013. The increase in revenues primarily results from the senior living communities acquired by the Company during fiscal 2014 and subsequent to the second quarter of fiscal 2013.

The weighted average financial occupancy rate for our consolidated communities for the third quarters of fiscal 2014 and 2013 was 87.2% and 85.8%, respectively. Additionally, the Company experienced an increase in average monthly rental rates for its consolidated communities of 1.4% when comparing the third quarter of fiscal 2014 to the third quarter of fiscal 2013. The weighted average financial occupancy rate for our consolidated communities for the first nine months of fiscal 2014 and 2013 was 87.6% and 86.4%, respectively. Additionally, the Company experienced an increase in average monthly rental rates for its consolidated communities of 2.0% when comparing the first nine months of fiscal 2014 to the first nine months of fiscal 2013.

Effective August 27, 2014, the Company closed the acquisition of one senior living community located in Plymouth, Wisconsin, for approximately $13.5 million. The community consists of 69 assisted living units. The Company obtained financing from Fannie Mae for approximately $10.4 million of the acquisition price at a fixed rate of 4.70% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective August 4, 2014, the Company closed the acquisition of one senior living community located in Roanoke, Virginia, for approximately $16.8 million. The community consists of 60 assisted living units and 34 independent living units. The Company obtained financing from Fannie Mae for approximately $12.9 million of the acquisition price at a fixed rate of 4.59% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

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

Landlord	Date of Lease	Number of Communities	Value of Transaction	Term	Initial Lease Rate (1)	Lease Acquisition Costs (2)	Deferred Gains / Lease Concessions (3)
Ventas	September 30, 2005	6	$84.6	(4) (Two five-year renewals)	8%	$1.4	$4.6
Ventas	October 18, 2005	1	19.5	(4) (Two five-year renewals)	8%	0.2	—
Ventas	June 8, 2006	1	19.1	(4) (Two five-year renewals)	8%	0.4	—
Ventas	January 31, 2008	1	5.0	(4) (Two five-year renewals)	7.75%	0.2	—
Ventas	June 27, 2012	2	43.3	(4) (Two five-year renewals)	6.75%	0.8	—
HCP	May 1, 2006	3	54.0	(5) (Two ten-year renewals)	8%	0.3	12.8
HCP	May 31, 2006	6	43.0	10 years (Two ten-year renewals)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	(5) (Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	(5) (Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	(5) (Two ten-year renewals)	7.25%	0.1	—
HCN	April 16, 2010	5	48.5	15 years (One 15-year renewal)	8.25%	0.6	0.8
HCN	May 1, 2010	3	36.0	15 years (One 15-year renewal)	8.25%	0.2	0.4
HCN	September 10, 2010	12	104.6	15 years (One 15-year renewal)	8.50%	0.4	2.0
HCN	April 8, 2011	4	141.0	15 years (One 15-year renewal)	7.25%	0.9	16.3

Subtotal						6.7	37.5
Accumulated amortization through September 30, 2014						(3.4)	—
Accumulated deferred gains / lease concessions recognized through September 30, 2014						—	(17.5)

Net lease acquisition costs / deferred gains / lease concessions as of September 30, 2014						$3.3	$20.0

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as set forth in each respective lease agreement.
(2)	Lease acquisition and modification costs are being amortized over the respective lease terms.
(3)	Deferred gains of $34.9 million and lease concessions of $2.6 million are being recognized in the Company’s Consolidated Statements of Operations and Comprehensive Loss as a reduction in facility lease expense over the respective initial lease term. Lease concessions of $0.6 million relate to the lease transaction with HCP, Inc. (“HCP”) on May 31, 2006, and of $2.0 million relate to the lease transaction with HCN on September 10, 2010.
(4)	Effective June 27, 2012, the Company executed a lease amendment with Ventas, Inc. (“Ventas”). All of the leased communities in the Ventas lease portfolio were modified to be coterminous expiring on September 30, 2020, with two 5-year renewal extensions available at the Company’s option.
(5)	On November 11, 2013, the Company executed a third amendment to the master lease agreement associated with nine of its leases with HCP to facilitate a $3.3 million capital improvement project and extend the respective lease terms through October 31, 2020, with two 10-year renewal extensions available at the Company’s option.

Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss includes rent expense plus amortization expense relating to leasehold acquisition costs slightly offset by the amortization of deferred gains and lease incentives. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at September 30, 2014 and December 31, 2013.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	$	%	$	%	$	%	$	%
Revenues:
Resident and healthcare revenue	$98,466	100.0	$86,333	98.1	$280,240	98.8	$256,409	98.1
Affiliated management service revenue	—	—	205	0.2	415	0.1	586	0.2
Community reimbursement revenue	17	0.0	1,445	1.7	3,110	1.1	4,432	1.7

Total revenue	98,483	100.0	87,983	100.0	283,765	100.0	261,427	100.0
Expenses:
Operating expenses (exclusive of depreciation and amortization shown below)	59,992	60.9	52,936	60.2	171,268	60.4	154,186	59.0
General and administrative expenses	5,515	5.6	5,026	5.7	15,137	5.3	15,029	5.7
Facility lease expense	14,841	15.1	14,274	16.2	44,524	15.7	42,813	16.4
Stock-based compensation	1,599	1.6	869	1.0	5,676	2.0	3,158	1.2
Depreciation and amortization	13,840	14.1	10,533	12.0	35,607	12.5	33,183	12.7
Community reimbursement expense	17	0.0	1,445	1.6	3,110	1.1	4,432	1.7

Total expenses	95,804	97.3	85,083	96.7	275,322	97.0	252,801	96.7

Income from operations	2,679	2.7	2,900	3.3	8,443	3.0	8,626	3.3
Other income (expense):
Interest income	12	0.0	17	0.0	40	0.0	138	0.2
Interest expense	(8,255)	(8.4)	(5,943)	(6.8)	(22,785)	(8.0)	(17,321)	(6.6)
Write-off of deferred loan costs and prepayment premium	—	—	—	—	(6,979)	(2.5)	—	—
Joint venture equity investment valuation gain	—	—	—	—	1,519	0.5	—	—
(Loss) Gain on disposition of assets, net	(1)	0.0	13	0.0	(11)	0.0	12	0.0
Equity in earnings of unconsolidated joint ventures, net	—	—	43	0.1	105	0.1	76	0.1
Other income	5	0.0	10	0.0	22	0.0	28	0.0

Loss before provision for income taxes	(5,560)	(5.7)	(2,960)	(3.4)	(19,646)	(6.9)	(8,441)	(3.2)
Provision for income taxes	(199)	(0.2)	(7,003)	(7.9)	(579)	(0.2)	(5,668)	(2.2)

Net loss	$(5,759)	(5.9)	$(9,963)	(11.3)	$(20,225)	(7.1)	$(14,109)	(5.4)

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Revenues.

Total revenues were $98.5 million for the three months ended September 30, 2014, compared to $88.0 million for the three months ended September 30, 2013, representing an increase of $10.5 million, or 11.9%. This increase in revenue is the result of an increase in resident and healthcare revenue of $12.1 million slightly offset by a decrease in affiliated management services revenue of $0.2 million and a decrease in community reimbursement revenue of $1.4 million.

•	The increase in resident and healthcare revenue primarily results from an increase of $13.3 million from the senior living communities acquired by the Company during fiscal 2014 and subsequent to the second quarter of fiscal 2013 and an increase of $0.8 million from the Company’s other consolidated same-store communities due to an increase in occupancy of 1.0%, partially offset by a decrease of $2.0 million due to the Company no longer providing skilled nursing services at two of its senior living communities which are in the process of being repositioned with the facilities being converted to offer assisted living care and services and a decrease in average monthly rental rates of 0.9% at the Company’s other consolidated same-store communities.

•	Affiliated management service revenue is comprised of management fees earned from unconsolidated joint ventures that the Company operated under management agreements. On June 30, 2014, the Company acquired 100% of the member interests in these joint ventures. For additional information refer to Note 4, “Acquisitions”, within the notes to unaudited consolidated financial statements.

•	Community reimbursement revenue is comprised of reimbursable expenses from unconsolidated joint ventures that the Company operated under management agreements. On June 30, 2014, the Company acquired 100% of the member interests in these joint ventures. For additional information refer to Note 4, “Acquisitions”, within the notes to unaudited consolidated financial statements.

Expenses.

Total expenses were $95.8 million in the third quarter of fiscal 2014 compared to $85.1 million in the third quarter of fiscal 2013, representing an increase of $10.7 million, or 12.6%. This increase is the result of a $7.1 million increase in operating expenses, a $0.5 million increase in general and administrative expenses, a $0.5 million increase in facility lease expense, a $0.7 million increase in stock-based compensation expense, and a $3.3 million increase in depreciation and amortization expense, partially offset by a decrease in community reimbursement expense of $1.4 million.

•	The increase in operating expenses primarily results from an increase of $8.3 million from the senior living communities acquired by the Company during fiscal 2014 and subsequent to the second quarter of fiscal 2013 and an increase in general overall operating costs at the Company’s other consolidated same-store communities of $1.2 million, partially offset by a decrease of $2.4 million due to the Company no longer providing skilled nursing services at two of its senior living communities which are in the process of being repositioned with the facilities being converted to offer assisted living care and services. The increase in operating costs of $1.2 million at the Company’s other consolidated same-store communities primarily results from an increase in employee wages and benefits of $0.6 million, an increase in property taxes of $0.2 million, and an increase in general operating expenses of $0.4 million.

•	The increase in general and administrative expenses primarily results from an increase of $0.3 million in wages and benefits for existing and additional full-time employees hired subsequent to the second quarter of fiscal 2013 and an increase of $0.2 million for due diligence and legal expenses incurred in connection with the Company’s acquisitions.

•	The increase in facility lease expense primarily results from contingent annual rental rate escalations for certain existing leases.

•	The increase in stock-based compensation expense results from the Company granting additional shares of restricted stock awards to certain employees, officers, and directors.

•	The increase in depreciation and amortization expense primarily results from an increase of $6.9 million from the senior living communities acquired by the Company during fiscal 2014 and subsequent to the second quarter of fiscal 2013 and an increase of $0.2 million as a result of an increase in depreciable assets at the Company’s other consolidated same-store communities, partially offset by a decrease in in-place lease amortization of $3.8 million for senior living communities acquired by the Company during fiscal 2013 and 2012 which were fully amortized during fiscal 2013 or the second quarter of fiscal 2014.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of unconsolidated joint ventures that the Company operated under management agreements. On June 30, 2014, the Company acquired 100% of the member interests in these joint ventures. For additional information refer to Note 4, “Acquisitions”, within the notes to unaudited consolidated financial statements.

Other income and expense.

•	Interest income generally reflects interest earned on the investment of cash balances and escrowed funds or interest associated with certain income tax refunds or property tax settlements.

•	Interest expense increased $2.3 million in the third quarter of fiscal 2014 when compared to the third quarter of fiscal 2013 primarily due to the additional mortgage debt associated with the senior living communities acquired by the Company during fiscal 2014 and subsequent to the second quarter of fiscal 2013.

•	Equity in earnings of unconsolidated joint ventures, net, represents the Company’s share of the net earnings on its investments in SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, and SHPIII/CSL Levis Commons. On June 30, 2014, the Company acquired 100% of the member interests in these joint ventures. For additional information refer to Note 4, “Acquisitions”, within the notes to unaudited consolidated financial statements.

Provision for income taxes.

Provision for income taxes for the third quarter of fiscal 2014 was $0.2 million, or 3.6% of loss before income taxes, compared to provision for income taxes of $7.0 million, or 236.6% of loss before income taxes, for the third quarter of fiscal 2013. The effective tax rates for the third quarters of fiscal 2014 and 2013 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the TMT, which effectively imposes tax on modified gross revenues for communities within the State of Texas. During the third quarter of fiscal 2014 and third quarter of fiscal 2013 the Company consolidated 36 Texas communities and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, an adjustment to the deferred tax asset valuation allowance of $2.1 million and $7.5 million was recorded during the third quarters of fiscal 2014 and 2013, respectively, to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized.

Net loss and comprehensive loss.

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(5.8 million) for the three months ended September 30, 2014, compared to net loss and comprehensive loss of $(10.0 million) for the three months ended September 30, 2013. The net loss and comprehensive loss of $(5.8 million) reported by the Company for the three months ended September 30, 2014, resulted in the Company realizing a retained deficit of $(5.4 million) within the Company’s Consolidated Balance Sheet. The retained deficit is primarily the accumulated result of the Company recognizing accelerated amortization expense of $36.5 million associated with in-place leases from the Company’s acquisition program which began during fiscal 2010.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Revenues.

Total revenues were $283.8 million for the nine months ended September 30, 2014 compared to $261.4 million for the nine months ended September 30, 2013, representing an increase of approximately $22.4 million, or 8.5%. This increase in revenue is the result of a $23.8 million increase in resident and healthcare revenue, slightly offset by a decrease in affiliated management services revenue of $0.1 million, and a decrease in community reimbursement revenue of $1.3 million.

•	The increase in resident and healthcare revenue primarily results from an increase of $29.7 million from the senior living communities acquired by the Company during fiscal 2014 and 2013 and an increase of $1.2 million from the Company’s other consolidated same-store communities due to an increase in average occupancies of 1.0%, partially offset by a decrease of $7.1 million due to the Company no longer providing skilled nursing services at two of its senior living communities which are in the process of being repositioned with the facilities being converted to offer assisted living care and services and a decrease in average monthly rental rates of 0.6% at the Company’s other consolidated same-store communities.

•	Affiliated management service revenue is comprised of management fees earned from unconsolidated joint ventures that the Company operated under management agreements. On June 30, 2014, the Company acquired 100% of the member interests in these joint ventures. For additional information refer to Note 4, “Acquisitions”, within the notes to unaudited consolidated financial statements.

•	Community reimbursement revenue is comprised of reimbursable expenses from unconsolidated joint ventures that the Company operated under management agreements. On June 30, 2014, the Company acquired 100% of the member interests in these joint ventures. For additional information refer to Note 4, “Acquisitions”, within the notes to unaudited consolidated financial statements.

Expenses.

Total expenses were $275.3 million during the first nine months of fiscal 2014 compared to $252.8 million during the first nine months of fiscal 2013, representing an increase of $22.5 million, or 8.9%. This increase is the result of a $17.1 million increase in operating expenses, a $0.1 million increase in general and administrative expenses, a $1.7 million increase in facility lease expense, a $2.5 million increase in stock-based compensation expense, and a $2.4 million increase in depreciation and amortization expense, slightly offset by a decrease in community reimbursement expense of $1.3 million.

•	The increase in operating expenses primarily results from an increase of $19.3 million from the senior living communities acquired by the Company during fiscal 2014 and 2013 and an increase in general overall operating costs at the Company’s other consolidated same-store communities of $5.1 million partially offset by a decrease of $7.3 million due to the Company no longer providing skilled nursing services at two of its senior living communities which are in the process of being repositioned with the facilities being converted to offer assisted living care and services. The increase in operating costs of $5.1 million at the Company’s other consolidated same-store communities primarily results from an increase in employee wages and benefits of $2.5 million, an increase in utilities of $0.7 million, an increase in property taxes of $0.4 million, and an increase in general operating expenses of $1.5 million.

•	The increase in general and administrative expenses primarily results from an increase of $1.1 million in wages and benefits for existing and additional full-time employees hired subsequent to the second quarter of fiscal 2013 and an increase of $0.3 million for due diligence and legal expenses incurred in connection with the Company’s acquisitions, partially offset by a decrease of $1.1 million in employee insurance benefits and claims paid, which resulted in lower health insurance costs to the Company, and a decrease of $0.2 million related to a cost segregation tax study completed during the first quarter of fiscal 2013.

•	The increase in facility lease expense primarily results from contingent annual rental rate escalations for certain existing leases.

•	The increase in stock-based compensation expense results from the accelerated vesting of certain restricted stock awards associated with the retirement of the Company’s Chief Financial Officer during the second quarter of fiscal 2014 and the Company granting additional shares of restricted stock to certain employees, officers, and directors.

•	The increase in depreciation and amortization expense primarily results from an increase of $14.7 million for senior living communities acquired by the Company during fiscal 2014 and 2013 and an increase of $0.4 million as a result of an increase in depreciable assets at the Company’s other consolidated same-store communities, partially offset by a decrease in in-place lease amortization of $12.7 million from the senior living communities acquired by the Company during fiscal 2013 and 2012 which were fully amortized during fiscal 2013 or prior to the third quarter of fiscal 2014.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of unconsolidated joint ventures that the Company operated under management agreements. On June 30, 2014, the Company acquired 100% of the member interests in these joint ventures. For additional information refer to Note 4, “Acquisitions”, within the notes to unaudited consolidated financial statements.

Other income and expense.

•	Interest income generally reflects interest earned on the investment of cash balances and escrowed funds or interest associated with certain income tax refunds or property tax settlements.

•	Interest expense increased $5.5 million during the first nine months of fiscal 2014 when compared to the first nine months of fiscal 2013 primarily due to the additional mortgage debt associated with the senior living communities acquired by the Company during fiscal 2014 and 2013.

•	Write-off of deferred loan costs and prepayment premium is attributable to the early repayment of the Company’s existing mortgage debt with Freddie Mac during the second quarter of fiscal 2014. The Company recorded a non-cash charge of $0.5 million to remove the remaining unamortized deferred financing assets related to this debt and paid $6.5 million in early repayment fees and costs.

•	Joint venture equity investment valuation gain is attributable to the Company closing the SHPIII/CSL Transaction during the second quarter of fiscal 2014. The Company acquired 100% of the members’ equity interests in SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, and SHPIII/CSL Levis Commons and received cash proceeds, including incentive distributions, of approximately $2.5 million which resulted in the Company recording a gain of approximately $1.5 million to reflect the fair value of the equity interests on the acquisition date.

•	Equity in earnings of unconsolidated joint ventures, net, represents the Company’s share of the net earnings on its investments in SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, and SHPIII/CSL Levis Commons. On June 30, 2014, the Company acquired 100% of the member interests in these joint ventures. For additional information refer to Note 4, “Acquisitions”, within the notes to unaudited consolidated financial statements.

Provision for income taxes.

Provision for income taxes for the first nine months of fiscal 2014 was $0.6 million, or 3.0% of loss before income taxes, compared to provision for income taxes of $5.7 million, or 67.1% of loss before income taxes, for the first nine months of fiscal 2013. The effective tax rates for the first nine months of fiscal 2014 and 2013 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the TMT which effectively imposes tax on modified gross revenues for communities within the State of Texas. During the first nine months of fiscal 2014 and first nine months of fiscal 2013 the Company consolidated 36 Texas communities and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, an adjustment to the deferred tax asset valuation allowance of $7.5 million was recorded during each of the first nine months of fiscal 2014 and 2013 to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized.

Net loss and comprehensive loss.

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(20.2 million) for the nine months ended September 30, 2014, compared to net loss and comprehensive loss of $(14.1 million) for the nine months ended September 30, 2013. The net loss and comprehensive loss of $(20.2 million) reported by the Company for the nine months ended September 30, 2014, resulted in the Company realizing a retained deficit of $(5.4 million) within the Company’s Consolidated Balance Sheet. The retained deficit is primarily the accumulated result of the Company recognizing accelerated amortization expense of $36.5 million associated with in-place leases from the Company’s acquisition program which began during fiscal 2010.

Liquidity and Capital Resources

In addition to approximately $27.8 million of unrestricted cash balances on hand as of September 30, 2014, the Company’s principal sources of liquidity are expected to be cash flows from operations, supplemental debt financings, additional proceeds from debt refinancings, equity issuances, and/or proceeds from the sale of assets. The Company expects its available cash and cash flows from operations, supplemental debt financings, additional proceeds from debt refinancings, and proceeds from the sale of assets to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company, from time to time, considers and evaluates transactions related to its portfolio including supplemental debt financings, debt refinancings, purchases and sales of assets, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

In summary, the Company’s cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$35,085	$28,302
Net cash used in investing activities	(156,311)	(63,514)
Net cash provided by financing activities	135,431	35,240

Net increase in cash and cash equivalents	$14,205	$28

Operating activities.

The net cash provided by operating activities for the first nine months of fiscal 2014 results from net non-cash charges of $49.7 million and net changes in operating assets and liabilities of 5.6 million, partially offset by net loss of $(20.2 million). The net cash provided by operating activities for the first nine months of fiscal 2013 results from net non-cash charges of $43.5 million, partially offset by net loss of $(14.1 million) and net changes in operating assets and liabilities of $(1.1 million).

Investing activities.

The net cash used in investing activities for the first nine months of fiscal 2014 primarily results from capital expenditures of $13.4 million and acquisitions of senior living communities by the Company of $145.6 million, slightly offset by proceeds from the SHPIII/CSL Transaction of $2.5 million. The net cash used in investing activities for the first nine months of fiscal 2013 primarily results from capital expenditures of $9.9 million and acquisitions of senior living communities by the Company of $53.7 million.

Financing activities.

The net cash provided by financing activities for the first nine months of fiscal 2014 primarily results from notes payable proceeds of $267.7 million, of which $156.6 million related to the Freddie Mac Refinance and $111.1 million related to the acquisition of senior living communities by the Company and insurance premium financing and $0.2 million resulted from proceeds from the issuance of common stock, partially offset by repayments of notes payable of $128.6 million, payments on capital lease and financing obligations of $0.6 million, and deferred financing charges paid of $3.1 million. The net cash provided by financing activities for the first nine months of fiscal 2013 primarily results from notes payable proceeds of $56.9 million, of which $39.1 million related to the acquisition of senior living communities by the Company and $5.4 million was from insurance premium financing with the remaining $12.4 million related to the Company replacing an interim variable interest rate loan for the acquisition of a senior living community with long-term fixed interest rate financing from Fannie Mae, and $2.8 million resulted from proceeds from the issuance of common stock, partially offset by repayments of notes payable of $20.5 million, payments on capital lease and financing obligations of $0.6 million, excess tax benefits from the issuance of common stock of $1.5 million, additions to restricted cash of $1.2 million, and deferred financing charges paid of $0.7 million.

Debt transactions.

On August 27, 2014, in conjunction with the Plymouth Transaction, the Company obtained $10.4 million of mortgage debt from Fannie Mae. The new mortgage loan has a 10-year term with a 4.70% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over 10 years.

On August 4, 2014, in conjunction with the Roanoke Transaction, the Company obtained $12.9 million of mortgage debt from Fannie Mae. The new mortgage loan has a 10-year term with a 4.59% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over 10 years.

On August 4, 2014, in conjunction with the Oshkosh Transaction, the Company obtained $13.2 million of mortgage debt from Fannie Mae. The new mortgage loan has a 10-year term with a 4.59% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over 10 years.

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

On May 31, 2014, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $1.7 million. The finance agreement has a fixed interest rate of 1.92% with principal being repaid over a 9-month term.

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

The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of certain promissory notes. The Company was in compliance with all of its debt covenants at September 30, 2014 and December 31, 2013.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of September 30, 2014, the Company had $624.9 million in outstanding debt comprised of various fixed and variable interest rate debt instruments of $559.7 million and $65.2 million, respectively. In addition, as of September 30, 2014, the Company had $507.6 million in future lease obligations with contingent rent increases on certain leases based on changes in the consumer price index or certain operational performance measures.

Changes in interest rates would affect the fair market values of the Company’s fixed interest rate debt instruments, but would not have an impact on the Company’s earnings or cash flows. Fluctuations in interest rates on the Company’s variable rate debt instruments, which are tied to LIBOR, would affect the Company’s earnings and cash flows but would not affect the fair market values of the variable rate debt. Each percentage point increase in interest rates would impact the Company’s annual interest expense by approximately $0.7 million based on the Company’s outstanding variable rate debt as of September 30, 2014. Increases in the consumer price index could have an effect on future facility lease expense if the leased community exceeds the contingent rent escalation thresholds set forth in each of the Company’s lease agreements.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following information is provided pursuant to Item 703 of Regulation S-K. The Company did not purchase any shares of its common stock pursuant to the Company’s share repurchase program (as described below) during the nine month period ended September 30, 2014. The information set forth in the table below reflects shares purchased by the Company pursuant to this repurchase program prior to the nine month period ended September 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Total at June 30, 2014	349,800	$2.67	349,800	$9,065,571
July 1 – July 31, 2014	—	—	—	—
August 1 – August 31, 2014	—	—	—	—
September 1 – September 30, 2014	—	—	—	—

Total at September 30, 2014	349,800	$2.67	349,800	$9,065,571

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
Date: November 6, 2014

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