Form 10-K
period 2014-12-31
CAPITAL SENIOR LIVING CORP
filed 2015-02-27
CIK 1043000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the 27,539,018 shares of the Registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates (defined to exclude all of the Registrant’s executive officers and directors) on December 31, 2014, based upon the adjusted closing price of the Registrant’s Common Stock as reported by the New York Stock Exchange on June 30, 2014, was approximately $656.5 million. As of February 20, 2015, the Registrant had 29,110,006 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement pertaining to its 2014 Annual Meeting of Stockholders and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A are incorporated herein by reference into Part III of this report.

CAPITAL SENIOR LIVING CORPORATION

i

PART I

ITEM 1.	BUSINESS.

Overview

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company and its predecessors have provided senior living services since 1990. As of December 31, 2014, the Company operated 117 senior living communities in 26 states with an aggregate capacity of approximately 15,200 residents, including 67 senior living communities which the Company owned and 50 senior living communities the Company leased. As of December 31, 2014, the Company also operated one home care agency. During 2014, approximately 96% of total revenues for the senior living communities operated by the Company were derived from private pay sources.

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

According to the American Seniors Housing Association Seniors Housing Construction Monitor report for February 2015, as of the fourth quarter of fiscal 2014, 19.5% of the age-restricted seniors housing supply in the United States were assisted living units, 22.8% were independent living units, 52.4% were nursing care units, and 5.1% were memory care units.

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

Demographics

The primary market for the Company’s senior living services is comprised of persons aged 75 and older. This age group is one of the fastest growing segments of the United States population. The older population itself is increasingly older. In 2011, the 75-84 age group (12.8 million) was 16 times larger than in 1900 and the 85 and over age group (5.7 million) was 40 times larger. The 85 and over population is projected to triple from 5.7 million in 2011 to 14.1 million in 2040. As the number of persons aged 75 and older continues to grow, the Company believes that there will be corresponding increases in the number of persons who need assistance with ADLs.

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

Provide a Broad Range of Quality Personalized Care

Central to the Company’s operating strategy is its focus on providing quality care and services that are personalized and tailored to meet the individual needs of each community resident. The Company’s residences and services are designed to provide a broad range of care that permits residents to “age in place” as their needs change and as they develop further physical or cognitive frailties. By creating an environment that maximizes resident autonomy and provides individualized service programs, the Company seeks to attract seniors at an earlier stage, before they need the higher level of care provided in a skilled nursing facility. The Company also maintains a comprehensive quality assurance program designed to ensure the satisfaction of its residents and their family members. The Company conducts annual resident satisfaction surveys that allow residents at each community to express whether they are “very satisfied,” “satisfied” or “dissatisfied” with all major areas of a community, including, housekeeping, maintenance, activities and transportation, food service, security and management. In 2014 and 2013, the Company achieved 94% and 95%, respectively, overall approval ratings from the residents’ satisfaction surveys.

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

Improve Operating Efficiencies

The Company seeks to improve operating efficiencies at its communities by actively monitoring and managing operating costs. By having an established portfolio of communities in geographically concentrated regions throughout the United States with regional management in place, the Company believes it has established a platform to achieve operating efficiencies through economies of scale in the purchase of bulk items, such as food and supplies, and in the spreading of fixed costs, such as corporate overhead, over a larger revenue base, and to provide more effective management supervision and financial controls. The Company’s growth strategy includes acquiring new communities within our geographically concentrated regions to achieve further efficiencies.

Emphasize Employee Training and Retention

The Company devotes special attention to the hiring, screening, training, supervising and retention of its employees and caregivers to ensure that quality standards are achieved. In addition to normal on-site training, the Company conducts national management meetings and encourages sharing of expertise among managers. The Company has also implemented a comprehensive online training program that addresses the specific challenges of working within the senior living environment. The Company’s commitment to the total quality management concept is emphasized throughout its training programs. This commitment to the total quality management concept means identification of the “best practices” in the senior living market and communication of those “best practices” to the Company’s executive directors and their staff. The identification of best practices is realized by a number of means, including: emphasis on regional and executive directors keeping up with professional trade publications; interaction with other professionals and consultants in the senior living industry through seminars, conferences and consultations; visits to other properties; leadership and participation at national and local trade organization events; and information derived from marketing studies and resident satisfaction surveys. This information is continually processed by regional managers and the executive directors and communicated to the Company’s employees as part of their training. The Company hires an executive director for each of its communities and provides them with autonomy, responsibility and accountability. The Company’s staffing of each community with an executive director allows it to hire more professional employees at these positions, while the Company’s developed career path helps it to retain the professionals it hires. The Company believes its commitment to and emphasis on employee training and retention differentiates the Company from many of its competitors.

Senior Living Services

The Company provides senior living services to the elderly, including independent living and assisted living services, and also provides home care services at one of its communities. By offering a variety of services and encouraging the active participation of the resident and the resident’s family and medical consultants, the Company is able to customize its service plan to meet the specific needs and desires of each resident. Additionally, the Company is actively working to expand service offerings through conversions of existing units to higher levels of care. As a result, the Company believes that it is able to maximize customer satisfaction and avoid the high cost of delivering unnecessary services to residents.

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

Independent Living Services

The Company provides independent living services to seniors who typically do not yet need assistance or support with ADLs, but who prefer the physical and psychological comfort of a residential community that offers health care and other services. As of December 31, 2014, the Company owned 36 communities and leased 19 communities that provide independent living services, which include communities that combine assisted living and other services, with an aggregate capacity for approximately 7,600 residents.

Independent living services provided by the Company include daily meals, transportation, social and recreational activities, laundry, housekeeping and 24-hour staffing. The Company also fosters the wellness of its residents by offering access to health screenings (such as blood pressure checks), periodic special services (such as influenza inoculations), dietary and similar programs, as well as ongoing exercise and fitness classes. Classes are given by health care professionals to keep residents informed about health and disease management. Subject to applicable government regulation, personal care and medical services are available to independent living residents through either the community staff or through the Company’s agency or other independent home care agencies. The Company’s independent living residents pay a fee ranging from $1,000 to $6,300 per month, in general, depending on the specific community, program of services, size of the unit and amenities offered. The Company’s contracts with its independent living residents are generally for a term of one year and are typically terminable by either party, under certain circumstances, upon providing 30 days’ notice.

Assisted Living Services

The Company offers a wide range of assisted living care and services, including personal care services, 24-hour staffing, support services, and supplemental services. As of December 31, 2014, the Company owned 47 communities and leased 41 communities that provide assisted living services, which include communities that combine independent living and other services, with an aggregate capacity for approximately 7,600 residents. The residents of the Company’s assisted living residences generally need help with some or all ADLs, but do not require the more acute medical care traditionally given in nursing homes. Upon admission to the Company’s assisted living communities, and in consultation with the resident, the resident’s family and medical consultants, each resident is assessed to determine his or her health status, including functional abilities and need for personal care services. The resident also completes a lifestyles assessment to determine the resident’s preferences. From these assessments, a care plan is developed for each resident to ensure that all staff members who render care meet the specific needs and preferences of each resident where possible. Each resident’s care plan is reviewed periodically to determine when a change in care is needed.

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

The Company’s assisted living residents pay a fee ranging from $1,400 to $8,000 per month, in general, depending on the specific community, the level of personal care services, support service and supplemental services provided to the resident, size of the unit and amenities offered. The Company’s contracts with its assisted living residents are generally for a term of one year and are typically terminable by either party, under certain circumstances, upon 30 days’ notice unless state law stipulates otherwise.

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

Home Care Services

As of December 31, 2014, the Company provided home care services to clients at one senior living community through the Company’s home care agency and made home care services available to clients at a majority of its senior living communities through third-party providers. The Company believes that the provision of private pay, home care services is an attractive adjunct to its independent living services because it allows the Company to make available more services to its residents as they age in place and increases the length of stay in the Company’s communities. In addition, the Company makes available to residents certain customized physician, dentistry, podiatry and other health-related rehabilitation and therapy services that may be offered by third-party providers.

Operating Communities

The table below sets forth certain information with respect to senior living communities operated by the Company as of December 31, 2014.

Community		Units	Resident Capacity[1]				Commencement of Operations[2]
			IL	AL	Total	Ownership
Owned:
Aspen Grove	Lamberville, MI	78	—	83	83	100%	03/14
Autumn Glen	Greencastle, IN	52	—	64	64	100%	06/13
Canton Regency	Canton, OH	239	162	145	307	100%	03/91
Chateau of Batesville	Batesville, IN	41	—	43	43	100%	10/12
Country Charm	Greenwood, IN	90	—	166	166	100%	10/12
Country Charm Village	Indianapolis, IN	73	—	105	105	100%	10/12
Courtyards at Lake Granbury	Granbury, TX	81	—	112	112	100%	03/12
Good Tree Retirement and Memories	Stephenville, TX	60	20	75	95	100%	03/12
Gramercy Hill	Lincoln, NE	146	62	103	165	100%	10/98
Heatherwood	Southfield, MI	158	185	—	185	100%	01/92
Harbor Court	Rocky River, OH	122	—	144	144	100%	12/12
Independence Village of Peoria	Peoria, IL	158	166	—	166	100%	08/00
Independence Village of Winston-Salem	Winston-Salem, NC	155	161	—	161	100%	08/00
Keystone Woods Assisted Living	Anderson, IN	50	—	70	70	100%	07/11
Laurel Hurst Laurel Woods	Columbus, NC	102	70	60	130	100%	10/11
Marquis Place of Elkhorn	Elkhorn, NE	64	—	69	69	100%	03/13
Middletown	Middletown, OH	61	—	75	75	100%	09/13
Montclair	Springfield, MO	158	178	—	178	100%	12/12
North Pointe	Anderson, SC	70	—	70	70	100%	10/11

Community		Units	Resident Capacity[1]				Commencement of Operations[2]
			IL	AL	Total	Ownership
Park-Oak Grove	Roanoke, VA	93	—	164	164	100%	08/14
River Crossing Assisted Living	Charlestown, IN	100	—	106	106	100%	12/13
Riverbend Independent and Assisted Living	Jeffersonville, IN	112	—	114	114	100%	03/12
Remington at Valley Ranch	Irving, TX	127	158	—	158	100%	04/12
Residence of Chardon	Chardon, OH	42	—	52	52	100%	10/12
Sedgwick Plaza	Wichita, KS	150	130	35	165	100%	08/00
Sugar Grove	Plainfield, IN	164	48	116	164	100%	12/13
Summit Place	Anderson, SC	91	19	89	108	100%	10/11
Summit Point Living	Macedonia, OH	163	126	98	224	100%	08/11
Towne Centre Retirement Community	Merrillville, IN	210	163	75	238	100%	03/91
Vintage Gardens	St. Joseph, MO	102	44	92	136	100%	05/13
Waterford at College Station	College Station, TX	53	—	87	87	100%	03/12
Waterford at Columbia	Columbia, SC	117	141	—	141	100%	11/00
Waterford at Corpus Christi	Corpus Christi, TX	50	—	56	56	100%	10/12
Waterford at Deer Park	Deer Park, TX	120	144	—	144	100%	11/00
Waterford at Dillon Pointe	Spartanburg, SC	36	—	55	55	100%	12/13
Waterford at Edison Lakes	South Bend, IN	116	141	—	141	100%	12/00
Waterford at Fairfield	Fairfield, OH	120	140	—	140	100%	11/00
Waterford at Fitchburg	Fitchburg, WI	82	—	150	150	100%	10/13
Waterford at Fort Worth	Fort Worth, TX	151	177	—	177	100%	06/00
Waterford at Hidden Lake	Canton, GA	49	—	98	98	100%	12/14
Waterford at Highland Colony	Jackson, MS	119	143	—	143	100%	11/00
Waterford at Ironbridge	Springfield, MO	118	142	—	142	100%	06/01
Waterford at Levis Commons	Toledo, OH	146	163	44	207	100%	04/09
Waterford at Mansfield	Mansfield, OH	118	142	—	142	100%	10/00
Waterford at Mesquite	Mesquite, TX	153	176	—	176	100%	09/99
Waterford at Oakwood	Oakwood, GA	64	—	70	70	100%	09/13
Waterford at Oshkosh	Oshkosh, WI	90	—	109	109	100%	08/14
Waterford at Pantego	Pantego, TX	119	143	—	143	100%	12/00
Waterford at Plano	Plano, TX	135	109	57	166	100%	12/00
Waterford at Plymouth	Plymouth, WI	69	—	82	82	100%	08/14
Waterford at Richmond Heights	Richmond Heights, OH	148	117	110	227	100%	04/09
Waterford at Shreveport	Shreveport, LA	117	133	—	133	100%	03/99
Waterford at Thousand Oaks	San Antonio, TX	119	135	—	135	100%	05/00
Waterford on Cooper	Arlington, TX	105	—	151	151	100%	03/12
Waterford on Huebner	San Antonio, TX	119	135	—	135	100%	04/99
Wellington at Arapaho	Richardson, TX	140	113	57	170	100%	05/02
Wellington at Conroe	Conroe, TX	44	25	35	60	100%	03/12
Wellington at Dayton	Miamisburg, OH	149	146	94	240	100%	08/08
Wellington at Kokomo	Kokomo, IN	96	—	99	99	100%	07/11
Wellington at North Richland Hills	North Richland Hills, TX	119	139	—	139	100%	01/02
Wellington at Oklahoma City	Oklahoma City, OK	119	143	—	143	100%	11/00
Whitcomb House	Milford, MA	68	—	87	87	100%	10/13
Woodlands of Columbus	Columbus, OH	116	—	117	117	100%	10/12
Woodlands of Hamilton	Hamilton, OH	87	—	100	100	100%	10/12

Community		Units	Resident Capacity[1]				Commencement of Operations[2]
			IL	AL	Total	Ownership
Woodlands of Shaker Heights	Shaker Heights, OH	66	—	85	85	100%	10/12
Woodview Assisted Living	Fort Wayne, IN	88	—	130	130	100%	12/13
Wynnfield Crossing Assisted Living	Rochester, IN	59	—	79	79	100%	07/11

		7,096	4,539	4,277	8,816

Leased:
Ventas:
Amberleigh	Buffalo, NY	267	387	—	387	N/A	01/92
Cottonwood Village	Cottonwood, AZ	163	131	58	189	N/A	03/91
Crown Pointe	Omaha, NE	135	139	26	165	N/A	08/00
Georgetowne Place	Fort Wayne, IN	159	242	—	242	N/A	10/05
Harrison at Eagle Valley[3]	Indianapolis, IN	124	138	—	138	N/A	03/91
Independence Village of East Lansing	East Lansing, MI	149	161	—	161	N/A	08/00
Independence Village of Olde Raleigh	Raleigh, NC	167	177	—	177	N/A	08/00
Rose Arbor	Maple Grove, MN	144	86	87	173	N/A	06/06
Villa Santa Barbara	Santa Barbara, CA	125	64	62	126	N/A	08/00
West Shores	Hot Springs, AR	137	131	42	173	N/A	08/00
Whitley Place	Keller, TX	47	—	65	65	N/A	02/08

HCN:
Azalea Trails Assisted Living	Tyler, TX	56	—	70	70	N/A	09/10
Buffalo Creek Assisted Living	Waxahachie, TX	56	—	70	70	N/A	09/10
Dogwood Trails Assisted Living	Palestine, TX	65	—	75	75	N/A	09/10
Hawkins Creek Assisted Living	Longview, TX	56	—	70	70	N/A	09/10
Hearth at Prestwick	Avon, IN	136	—	150	150	N/A	08/06
Hearth at Windermere	Fishers, IN	128	—	150	150	N/A	08/06
Heritage Oaks Assisted Living	Conroe, TX	75	—	90	90	N/A	09/10
Keepsake Village of Columbus	Columbus, IN	46	—	48	48	N/A	08/06
Magnolia Court Assisted Living	Nacogdoches, TX	56	—	70	70	N/A	09/10
Martin Crest Assisted Living	Weatherford, TX	56	—	86	86	N/A	09/10
Pecan Point Assisted Living	Sherman, TX	56	—	70	70	N/A	09/10
Santa Fe Trails Assisted Living	Cleburne, TX	56	—	86	86	N/A	09/10
Spring Lake Assisted Living	Paris, TX	56	—	70	70	N/A	09/10
Spring Meadows Libertyville	Libertyville, IL	198	208	45	253	N/A	04/11
Spring Meadows Naperville	Naperville, IL	197	186	45	231	N/A	04/11
Spring Meadows at Summit	Summit, NJ	89	—	98	98	N/A	04/11
Spring Meadows at Trumbull	Trumbull, CT	148	136	42	178	N/A	04/11
Stonefield Assisted Living	McKinney, TX	75	—	90	90	N/A	09/10
Walnut Creek Assisted Living	Mansfield, TX	56	—	70	70	N/A	09/10
Waterford at Ames	Ames, IA	60	—	122	122	N/A	02/06
Waterford at Miracle Hills	Omaha, NE	63	—	70	70	N/A	03/06
Waterford at Roxbury Park	Omaha, NE	65	—	70	70	N/A	02/06
Waterford at Van Dorn	Lincoln, NE	69	—	84	84	N/A	02/06
Waterford at Woodbridge	Plattsmouth, NE	40	—	45	45	N/A	02/06

HCP:
Atrium of Carmichael	Sacramento, CA	151	155	—	155	N/A	01/92
Charlotte Square	Charlotte, NC	120	—	125	125	N/A	12/06
Chesapeake Place	Chesapeake, VA	103	—	153	153	N/A	12/06

Community		Units	Resident Capacity[1]				Commencement of Operations[2]
			IL	AL	Total	Ownership
Covenant Place of Abilene	Abilene, TX	50	—	55	55	N/A	08/04
Covenant Place of Burleson	Burleson, TX	74	—	80	80	N/A	08/04
Covenant Place of Waxahachie	Waxahachie, TX	50	—	55	55	N/A	08/04
Crescent Place	Cedar Hill, TX	80	—	85	85	N/A	11/05
Crescent Point	Cedar Hill, TX	111	134	—	134	N/A	08/04
Crosswood Oaks	Sacramento, CA	121	127	—	127	N/A	01/92
Good Place	North Richland Hills, TX	72	—	80	80	N/A	08/04
Greenville Place	Greenville, SC	102	—	153	153	N/A	12/06
Meadow Lakes	North Richland Hills, TX	119	145	—	145	N/A	08/04
Myrtle Beach Estates	Myrtle Beach, SC	108	—	142	142	N/A	12/06
Tesson Heights	St. Louis, MO	184	134	72	206	N/A	10/98
Veranda Club	Boca Raton, FL	186	177	49	226	N/A	01/92

		5,206	3,058	3,275	6,333
Total		12,302	7,597	7,552	15,149

(1)	Independent living (IL) residences and assisted living (AL) residences.

(2)	Indicates the date on which the Company acquired or commenced operating the community. The Company operated certain of its communities pursuant to management agreements prior to acquiring interests in or leasing the communities.

(3)	The Company’s home care agency is on-site at The Harrison at Eagle Valley community.

Management Contracts

The Company was party to a series of property management agreements (the “SHPIII/CSL Management Agreements”) with three joint ventures (collectively “SHPIII/CSL”) owned 90% by Senior Housing Partners III, L.P. (“SHPIII”), a fund managed by Prudential Investment Management, Inc. (“Prudential Investment”) and 10% by the Company, which collectively owned and operated three senior living communities. The SHPIII/CSL Management Agreements were for initial terms of ten years from the date the certificate of occupancy was issued and extended until various dates through January 2019. The SHPIII/CSL Management Agreements generally provided for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. On June 30, 2014, the Company acquired 100% of the member interests in these joint ventures. For additional information refer to Note 4, “Acquisitions”, within the notes to consolidated financial statements.

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

The following are the principal elements of the Company’s growth strategy:

Organic Growth

The Company intends to continue to focus on its occupancy, rents and operating margins of its stabilized communities. The Company continually seeks to improve occupancy rates and increase average rents by: (i) retaining residents as they “age in place” by extending optional care and service programs and converting existing units to higher levels of care; (ii) attracting new residents through the on-site marketing programs focused on residents and family members and utilizing technology to enhance Internet marketing; (iii) aggressively seeking referrals from professional community outreach sources, including area religious organizations, senior social service programs, civic and business networks, as well as the medical community; and (iv) continually refurbishing and renovating its communities.

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

The Company seeks to control operational expenses for each of its communities through proprietary expense management systems, standardized management reporting and centralized controls of capital expenditures, asset replacement tracking, and purchasing for larger and more frequently used supplies and food inventories through group purchasing programs. Community expenditures are monitored by regional and district managers who are accountable for the resident satisfaction and financial performance of the communities in their region.

Regional Management

The Company provides oversight and support to each of its senior living communities through experienced regional and district managers. A district manager will generally oversee the marketing and operations of three to seven communities clustered in a small geographic area. A regional manager will generally cover a larger geographic area consisting of eight to fifteen communities. In most cases, the district and regional managers will office out of the Company’s senior living communities. Currently, there are district and regional managers based in the East, Central Plains, South Central, Dallas, Indiana, Midwest, Texas, Southwest, and West regions.

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

Community-Based Management

An executive director manages the day-to-day operations at each senior living community, including oversight of the quality of care, delivery of resident services, and monitoring of financial performance. The executive director is also responsible for all personnel, including food service, maintenance, activities, security, assisted living, housekeeping, and, where applicable, nursing or care services. In most cases, each community also has department managers who direct the environmental services, nursing or care services, business management functions, dining services, activities, transportation, housekeeping, and marketing functions.

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

Resident and Resident’s Family Input.    On a routine basis, the Company provides residents and their family members the opportunity to provide valuable input regarding the day-to-day delivery of services. On-site management at each community has fostered and encouraged active resident councils and resident committees who meet independently. These resident bodies meet with on-site management on a monthly basis to offer input and suggestions as to the quality and delivery of services. Additionally, at each community the Company conducts annual resident satisfaction surveys to further monitor the satisfaction levels of both residents and their family members. These surveys are sent directly to a third party firm for tabulation, then to the Company’s corporate headquarters for distribution to onsite staff. In fiscal 2014 and 2013, the Company achieved 94% and 95%, respectively, approval ratings from its residents. For any departmental area of service scoring below a 90%, a corrective action plan is developed jointly by on-site, regional and corporate staff for immediate implementation.

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

Sales and Marketing

Most communities are staffed by on-site sales directors and additional marketing/sales staff depending on the community size and occupancy status. The primary focus of the on-site marketing staff is to create awareness of the Company and its services among prospective residents and family members, professional referral sources and other key decision makers. These efforts incorporate an aggressive marketing plan to include monthly, quarterly and annual goals for leasing, new lead generation, prospect follow up, community outreach and resident and family referrals. Additionally, the marketing plan includes a calendar of promotional events and a comprehensive media program. On-site marketing departments perform a competing community assessment quarterly. Corporate and regional marketing directors monitor the on-site marketing departments’ effectiveness and productivity on a weekly basis. Routine detailed marketing department audits are performed on annual monthly basis or more frequently if deemed necessary. Corporate and regional personnel assist in the development of marketing strategies for each community to address the continuously changing resident profile and maintain a focus on building brand awareness and increasing Internet website traffic and leads. The marketing strategies developed utilize the implementation of application program interface systems with certain website and Internet referral partners and the production of creative media and necessary marketing collateral. The Company has also implemented numerous Internet web-based initiatives to attract prospects including certain e-mail and website triggers prompting interactive invitations with on-going follow-ups, as well as a nurturing program to actively engage prospects throughout the marketing/sales cycle. Ongoing sales training of on-site marketing/sales staff is implemented by corporate and regional marketing directors.

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

Competition

The senior living industry is highly competitive, and the Company expects that all segments of the industry will become increasingly competitive in the future. Although there are a number of substantial companies active in the senior living industry and in the markets in which the Company operates, the industry continues to be very fragmented and characterized by numerous small operators. The Company primarily competes with national operators such as Brookdale Senior Living Inc., Holiday Retirement Corp., and Five Star Quality Care, Inc. and other regional and local independent operators. The Company believes that the primary competitive factors in the senior living industry are: (i) location; (ii) reputation for and commitment to a high quality of service; (iii) quality on-site staff and support service offerings (such as food services); (iv) fair price for services provided; and (v) physical appearance and amenities associated with the communities. The Company competes with other companies providing independent living, assisted living, skilled nursing, home health care, and other similar service and care alternatives, some of whom may have greater financial resources than the Company. Because seniors tend to choose senior living communities near their homes, the Company’s principal competitors are other senior living and long-term care communities in the same geographic areas as the Company’s communities. The Company also competes with other health care businesses with respect to attracting and retaining nurses, technicians, aides and other high quality professional and non-professional employees and managers.

Employees

As of December 31, 2014, the Company employed 6,147 persons, of which 3,191 were full-time employees (76 of whom are located at the Company’s corporate offices) and 2,956 were part-time employees. None of the Company’s employees are currently represented by a labor union and the Company is not aware of any union organizing activity among its employees. The Company believes that its relationship with its employees is good.

Executive Officers and Other Key Employees of the Registrant

The following table sets forth certain information concerning each of the Company’s executive officers and other key employees as of December 31, 2014:

Name	Age	Position(s) with the Company
Lawrence A. Cohen	61	Chief Executive Officer and Vice Chairman of the Board
Keith N. Johannessen	58	President and Chief Operating Officer
Carey P. Hendrickson	52	Senior Vice President and Chief Financial Officer
David R. Brickman	56	Senior Vice President, Secretary and General Counsel
David W. Beathard, Sr.	67	Senior Vice President — Operations
Gregory P. Boemer.	47	Vice President — Operations
Gary E. Fernandez	51	Vice President — National Sales and Marketing
Joseph G. Solari	50	Vice President — Corporate Development
Gloria Holland	47	Vice President — Finance
Glen H. Campbell	70	Vice President — Asset Management
Christopher H. Lane	43	Vice President — Financial Reporting
Robert F. Hollister	59	Property Controller

Lawrence A. Cohen has served as one of our directors since November 1996 and as Vice Chairman of the Board since November 1996. He has served as our Chief Executive Officer since May 1999 and was our Chief Financial Officer from November 1996 to May 1999. From 1991 to 1996, Mr. Cohen served as President and Chief Executive Officer of Paine Webber Properties Incorporated. Mr. Cohen serves on the boards of various charitable organizations and is active in several industry associations. Mr. Cohen was a founding member and is on the Executive Committee of the Board of Directors of the American Seniors Housing Association and serves on the Operator Advisory Board of the National Investment Center for the Seniors Housing & Care Industry. He received an LL.M. in Taxation from New York University School of Law, a JD from St. John’s University School of Law, and a BBA in Accounting from The George Washington University. Mr. Cohen has had positions with businesses involved in senior living for 30 years.

Keith N. Johannessen has been a director since 1999. Mr. Johannessen has served as our President since 1994 and Chief Operating Officer since 1999. He previously served as our Executive Vice President from May 1993 to February 1994. He has more than 36 years of operational experience in seniors housing. He began his senior housing career in 1978 with Life Care Services Corporation and then joined Oxford Retirement Services, Inc as Executive Vice President. Mr. Johannessen later served as Senior Manager in the health care practice of Ernst & Young LLP prior to joining the Company in 1993. He has served on the State of the Industry and Model Assisted Living Regulations Committees of the American Seniors Housing Association. Mr. Johannessen holds a Bachelor of Arts degree.

Carey P. Hendrickson joined the Company as Senior Vice President and Chief Financial Officer in May 2014. From 2010 through 2014, he served as the Senior Vice President/Chief Financial Officer and Treasurer of Belo Corp., a television company that owned and operated network-affiliated television stations and their associated websites (“Belo”). Prior to serving in such capacity, Mr. Hendrickson served Belo in various roles including Senior Vice President/Chief Accounting Officer, Vice President/Human Resources, Vice President/Investor Relations and Corporate Communications, and Vice President/Strategic & Financial Planning. He began his career with KPMG LLP and was the director of financial planning for Republic Financial Services before joining Belo in 1992. Mr. Hendrickson received a BBA in Accounting from Baylor University and a Master of Business Administration in Finance from the University of Texas in Arlington.

David R. Brickman is currently the Senior Vice President, Secretary, and General Counsel of the Company. He served as Vice President and General Counsel of the Company and its predecessors since July 1992 and has served as Secretary of the Company since May 2007. From 1989 to 1992, Mr. Brickman served as in-house counsel with LifeCo Travel Management Company, a corporation that provided travel services to U.S. corporations. Mr. Brickman earned a Juris Doctor and Masters of Business Administration from the University of South Carolina and a Masters in Health Administration from Duke University. He currently serves on the Board of Advisors for the Southern Methodist University Corporate Counsel Symposium. He is also a member of the National Center for Assisted Living In-house Counsel Roundtable Task Force, as well as the Long-Term Care Risk Legal Forum. Mr. Brickman has either practiced law or performed in-house counsel functions for 28 years.

David W. Beathard, Sr. is currently the Senior Vice President — Operations of the Company. He served as Vice President — Operations of the Company and its predecessors since August 1996. From 1992 to 1996, Mr. Beathard owned and operated a consulting firm, which provided operational, marketing, and feasibility consulting regarding senior housing facilities. Mr. Beathard has been active in the operational, sales and marketing, and construction oversight aspects of senior housing for 41 years.

Gregory P. Boemer joined the Company in October 2001 as a Regional Manager and has served as Vice President – Operations since June 2013. Prior to joining the Company, Mr. Boemer was a Regional Manager for Alterra Healthcare. Mr. Boemer is a graduate of Texas A&M University and attended the University of North Texas with a focus in Gerontology. Mr. Boemer has been active in all aspects of senior housing for 19 years.

Gary E. Fernandez joined the Company in October 2001 as a Regional Sales and Marketing Director and served in such capacity until being promoted to his current position of Vice President — National Sales and Marketing since January 2014. In addition to his role as Regional Sales and Marketing Director with the Company, he served as Director of Corporate Marketing and Media from 2002 to 2003. Prior to joining the Company, he served as National Sales and Marketing Director with Hearthstone Assisted Living from 1999 to 2001. He also served as Director of Advertising with Alterra Healthcare from 1997 to 1999. He is a graduate of the University of Wisconsin — Milwaukee and has been active in the senior housing industry for 17 years.

Joseph G. Solari joined the Company as Vice President — Corporate Development in September 2010. Mr. Solari has more than 18 years of experience originating, structuring, negotiating and executing the acquisition, sale and divestiture of healthcare real estate and real estate operating companies. Prior to joining the Company, from 2007 to 2009, Mr. Solari was Managing Director, Acquisitions for Ventas, Inc., where he was responsible for the firm’s real estate investment activities in the seniors housing and skilled nursing industries. Prior to Ventas, Inc., from 1999 to 2007, Mr. Solari spent eight years in the healthcare investment banking group of Houlihan Lokey, where he was responsible for the origination and execution of merger and acquisition, private placement and financial restructuring engagements for the firm’s healthcare clients, with particular focus on facility-based, healthcare services companies. Mr. Solari earned his Masters in Business Administration degree from Virginia Commonwealth University.

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

Glen H. Campbell has served as Vice President — Asset Management of the Company since September 1997. From 1990 to 1997 Mr. Campbell served as Vice President of Development for Greenbrier Corporation, an assisted living development and management company. From 1985 to 1990 Mr. Campbell served as Director of Facility Management for Retirement Corporation of America. Mr. Campbell has been active in the design and development of retirement communities for 40 years.

Christopher H. Lane, a Certified Public Accountant, joined the Company in December 2008 and currently serves as Vice President — Financial Reporting. Prior to joining the Company, Mr. Lane served as a Senior

Manager in the financial services audit practice of KPMG LLP. Mr. Lane earned a Masters in Accounting from Texas Tech University and is a member of the American Institute of Certified Public Accountants, Texas Society of Certified Public Accountants and Institute of Management Accountants.

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

As of December 31, 2014, we had mortgage and other indebtedness totaling approximately $646.6 million. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover required interest and principal payments. Any payment or other default could cause the applicable lender to foreclose upon the communities securing the indebtedness with a consequent loss of income and asset value to us. Further, because some of our mortgages contain cross-default and cross-collateralization provisions, a payment or other default by us with respect to one community could affect a significant number of our other communities.

We have significant lease obligations and our failure to generate cash flows sufficient to cover these lease obligations could result in defaults under the lease agreements.

As of December 31, 2014, we leased 50 communities with future lease obligations totaling approximately $492.6 million, with minimum lease obligations of $62.8 million in fiscal 2015. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover these required operating lease obligations. Any payment or other default under any such lease could result in the termination of the lease, with a consequent loss of income and asset value to us. Further, because our leases contain cross-default provisions, a payment or other default by us with respect to one leased community could affect all of our other leased communities with related lessors. Certain of our leases contain various financial and other restrictive covenants, which could limit our flexibility in operating our business. Failure to maintain compliance with the lease obligations as set forth in our lease agreements could have a material adverse impact on us. The termination of a significant portion of our facility lease agreements could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Our failure to comply with financial covenants and other restrictions contained in debt instruments and lease agreements could result in the acceleration of the related debt or lease or in the exercise of other remedies.

Our outstanding indebtedness and leases are secured by our communities, and, in certain cases, a guaranty by our Company or by one or more of our subsidiaries. Therefore, an event of default under the outstanding indebtedness or leases, subject to cure provisions in certain instances, would give the respective lenders or lessors, as applicable, the right to declare all amounts outstanding to be immediately due and payable, terminate the lease, or foreclose on collateral securing the outstanding indebtedness and leases.

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

Our ability to obtain such financing or refinancing on terms acceptable to us could have a material adverse effect on our business, financial condition, cash flows, and results of operations. Our ability to meet our long-term capital requirements, including the repayment of certain long-term debt obligations, will depend, in part, on our ability to obtain additional financing or refinancings on acceptable terms from available financing sources, including through the use of mortgage financing, joint venture arrangements, by accessing the debt and/or equity markets and possibly through operating leases or other types of financing, such as lines of credit. Turmoil in the financial markets can severely restrict the availability of funds for borrowing and may make it more difficult or costly for us to raise capital. There can be no assurance that financing or refinancings will be available or that, if available, will be on terms acceptable to us. Moreover, raising additional funds through the issuance of equity securities could cause existing stockholders to experience dilution and could adversely affect the market price of our common stock. Disruptions in the financial markets may have a significant adverse effect on the market value of our common stock and other adverse effects on us and our business. Our inability to obtain additional financing or refinancings on terms acceptable to us could delay or eliminate some or all of our growth plans, necessitate the sales of assets at unfavorable prices or both, and would have a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

State regulations governing assisted living facilities require written resident agreements with each resident. Most of these regulations also require that each resident have the right to terminate the resident agreement for any reason on reasonable notice. Consistent with these regulations, the resident agreements signed by us allow residents to terminate their lease upon 0 to 30 days’ notice. Thus, we cannot contract with residents to stay for longer periods of time, unlike typical apartment leasing arrangements that involve lease agreements with specified leasing periods of up to a year or longer. Our resident agreements generally provide for termination of the lease upon death or allow a resident to terminate their lease upon the need for a higher level of care not provided at the community. If a large number of residents elected to terminate their resident agreements at or around the same time, then our revenues and earnings could be adversely affected. In addition, the advanced age of our average resident means that the resident turnover rate in our senior living facilities may be difficult to predict.

We largely rely on private pay residents and circumstances that adversely affect the ability of the elderly to pay for our services could have a material adverse effect on us.

Approximately 96% of our total revenues from communities that we operated were attributable to private pay sources and approximately 4% of our revenues from these communities were attributable to reimbursements from Medicare and Medicaid during fiscal 2014. We expect to continue to rely primarily on the ability of residents to pay for our services from their own or family financial resources. Unfavorable economic conditions in the housing, financial, and credit markets, inflation, or other circumstances that adversely affect the ability of the elderly to pay for our services could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

The senior living services industry is very competitive and some competitors may have substantially greater financial resources than us.

The senior living services industry is highly competitive, and we expect that all segments of the industry will become increasingly competitive in the future. We compete with other companies providing independent living, assisted living, home health care and other similar services and care alternatives. We also compete with other health care businesses with respect to attracting and retaining nurses, technicians, aides and other high quality professional and non-professional employees and managers. Although we believe there is a need for senior living communities in the markets where we operate residences, we expect that competition will increase from existing competitors and new market entrants, some of whom may have substantially greater financial resources than us. In addition, some of our competitors operate on a not-for-profit basis or as charitable organizations and have the ability to finance capital expenditures on a tax-exempt basis or through the receipt of charitable contributions, neither of which are available to us. Furthermore, if the development of new senior living communities outpaces the demand for those communities in the markets in which we have senior living communities, those markets may become saturated. Regulation in the independent and assisted living industry is not substantial. Consequently, development of new senior living communities could outpace demand. An oversupply of those communities in our markets could cause us to experience decreased occupancy, reduced operating margins and lower profitability.

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

Federal and state governments regulate various aspects of our business. The development and operation of senior living communities and the provision of health care services are subject to federal, state and local licensure, certification and inspection laws that regulate, among other matters, the number of licensed beds, the provision of services, the distribution of pharmaceuticals, billing practices and policies, equipment, staffing (including professional licensing), operating policies and procedures, fire prevention measures, environmental matters and compliance with building and safety codes. Failure to comply with these laws and regulations could result in the denial of reimbursement, the imposition of fines, temporary suspension of admission of new residents, suspension or decertification from the Medicare and Medicaid programs, restrictions on the ability to acquire new communities or expand existing communities and, in extreme cases, the revocation of a community’s license or closure of a community. We believe that such regulation will increase in the future and we are unable to predict the content of new regulations or their effect on our business, any of which could materially adversely affect us.

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

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including medical records, financial transactions and maintenance of records, which may include personally identifiable information of residents and other customers and payroll data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential information, such as personally identifiable information relating to health and financial accounts. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information; however, no instances of these potential threats have been identified by the Company. The Company maintains cyber and data privacy-related insurance coverage which provides liability protection associated with network security, privacy and sensitive electronic-data, and privacy breach expenses. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect our business, financial condition, or results of operations.

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

The executive and administrative offices of the Company are located at 14160 Dallas Parkway, Suite 300, Dallas, Texas 75254, and consist of approximately 26,000 square feet. The lease on the premises currently extends through September 2020. The Company believes that its corporate office facilities are adequate to meet its requirements through at least fiscal 2015 and that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate operations. The Company also leases executive office space in New York, New York pursuant to a two-year lease agreement.

As of December 31, 2014, the Company owned, leased and/or managed the senior living communities referred to in Item 1 above under the caption “Operating Communities.”

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

(a) Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

Market Information and Holders

The Company’s shares of common stock are listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “CSU”. The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s common stock, as reported on the NYSE. At February 20, 2015, there were approximately 151 stockholders of record of the Company’s common stock.

	2014		2013
Year	High	Low	High	Low
First Quarter	$26.89	$21.52	$27.90	$18.81
Second Quarter	26.85	22.26	27.10	21.64
Third Quarter	25.84	20.33	26.82	19.87
Fourth Quarter	25.91	21.05	24.28	19.90

Dividends

It is the policy of the Company’s Board of Directors to retain all future earnings to finance the operation and expansion of the Company’s business. Accordingly, the Company did not declare or pay cash dividends on its common stock during fiscal 2014 or 2013 and does not anticipate declaring or paying cash dividends on the common stock in the foreseeable future. The payment of cash dividends in the future will be at the sole discretion of the Company’s Board of Directors and will depend on, among other things, the Company’s earnings, operations, capital requirements, financial condition, restrictions in then existing financing agreements, and other factors deemed relevant by the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information relating to the Company’s equity compensation plans as of December 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of the Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	6,000	$8.44	432,209
Equity compensation plans not approved by security holders	—	—	—

Total	6,000	$8.44	432,209

Performance Graph

The following Performance Graph shows the cumulative total return for the five-year period ended December 31, 2014, in the value of $100 invested in: (1) the Company’s common stock; (2) the Standard & Poor’s Broad Market Index (the “S&P 500”); and (3) the common stock of the Peer Group (as defined below) of companies, whose returns represent the arithmetic average of such companies. The values with each investment as of the beginning of each year are based on share price appreciation and the reinvestment of any dividends on the respective ex-dividend dates.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Capital Senior Living Corporation, the S&P 500 Index, and a Peer Group

*	$100 invested on 12/31/09 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

The preceding graph assumes $100 invested at the beginning of the measurement period, including reinvestment of any dividends, in the Company’s common stock, the S&P 500, and the Peer Group and was plotted using the following data:

	Cumulative Total Returns
	12/09	12/10	12/11	12/12	12/13	12/14
Capital Senior Living Corporation	100.00	133.47	158.17	372.31	477.89	496.22
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Peer Group	100.00	122.34	95.14	139.82	150.31	196.27

The Company’s Peer Group, which was selected in good faith on an industry basis, consists of Brookdale Senior Living, Inc. and Five Star Quality Care, Inc.

(b) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following information is provided pursuant to Item 703 of Regulation S-K. The Company did not repurchase any shares of its common stock pursuant to the Company’s share repurchase program (as described below) during the year ended December 31, 2014. The information set forth in the table below reflects shares repurchased by the Company pursuant to this program prior to the year ended December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Total at September 30, 2014	349,800	$2.67	349,800	$9,065,571
October 1 – October 31, 2014	—	—	—	—
November 1 – November 30, 2014	—	—	—	—
December 1 – December 31, 2014	—	—	—	—

Total at December 31, 2014	349,800	$2.67	349,800	$9,065,571

(1)	On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. All shares that have been purchased by the Company under this program were purchased in open-market transactions.

ITEM 6.	SELECTED FINANCIAL DATA.

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

	At and for the Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share and other data)
Consolidated Statements of Operations and Comprehensive (Loss) Income Data:
Total revenues	$383,925	$350,362	$310,536	$263,502	$211,929
Income from operations	13,900	11,250	13,655	17,911	18,515
Net (loss) income	(24,126)	(16,504)	(3,119)	3,025	4,254
Net (loss) income per share:
Basic net (loss) income per share	$(0.83)	$(0.58)	$(0.11)	$0.11	$0.16
Diluted net (loss) income per share	$(0.83)	$(0.58)	$(0.11)	$0.11	$0.16
Balance Sheet Data:
Cash and cash equivalents (excluding restricted cash)	$39,209	$13,611	$18,737	$22,283	$31,248
Working capital (deficit)(1)	11,758	(5,892)	(5,712)	20,786	31,080
Total assets	897,701	745,549	636,942	462,326	382,781
Long-term debt, excluding current portion	597,860	467,376	342,366	224,940	170,026
Shareholders’ equity	$141,174	$157,950	$168,594	$169,141	$163,823
Other Data:
Communities (at end of period)
Owned or leased	117	109	98	81	70
Joint ventures & managed	—	3	3	3	7

Total	117	112	101	84	77
Resident capacity:
Owned or leased	15,149	13,939	12,973	11,150	9,566
Joint ventures & managed	—	674	674	674	1,434

Total	15,149	14,613	13,647	11,824	11,000

(1)	Working capital for fiscal 2010 was revised from amounts originally reported to reclassify assets held for sale of $354 to property and equipment, which had no impact on total assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

The following discussion and analysis addresses (i) the Company’s results of operations on a historical consolidated basis for the years ended December 31, 2014, 2013, and 2012, and (ii) liquidity and capital resources of the Company and should be read in conjunction with the Company’s historical consolidated financial statements and the selected financial data contained elsewhere in this report.

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

As of December 31, 2014, the Company operated 117 senior living communities in 26 states with an aggregate capacity of approximately 15,200 residents, including 67 senior living communities which the Company owned and 50 senior living communities the Company leased. As of December 31, 2014, the Company also operated one home care agency.

Significant Financial and Operational Highlights

The Company primarily derives its revenue by providing senior living and healthcare services to the elderly and operating senior living communities under joint venture arrangements. When comparing fiscal 2014 to fiscal 2013, the Company generated total revenues of approximately $383.9 million compared to total revenues of approximately $350.4 million, respectively, representing an increase of approximately $33.6 million, or 9.6%, of which approximately 99.1% of these revenues consisted of senior living resident and healthcare services during fiscal 2014 compared to 98.1% during fiscal 2013.

The weighted average financial occupancy rate for our consolidated communities for the fiscal years ended December 31, 2014 and 2013 was 87.1% and 86.1%, respectively. In addition to the increase we experienced in total occupancies overall, we also achieved an increase in average monthly rental rates of 3.2% at our consolidated communities when comparing fiscal 2014 to fiscal 2013. On a same-store basis, the weighted average financial occupancy rate for our consolidated communities for the fiscal year ended December 31, 2014 and 2013 was 86.7% and 85.9%, respectively. In addition to experiencing an increase in our same-store occupancies, we also achieved an increase in average monthly rental rates of 1.4% when comparing fiscal 2014 to fiscal 2013. The increase in occupancies and average monthly rental rates was primarily the result of our recent community acquisitions and the capital improvements we have prudently invested in our communities for unit conversions which enable us to provide a broader range of senior living services at higher levels of care.

On December 23, 2014, the Company refinanced a mortgage loan totaling approximately $8.4 million from Freddie Mac associated with one of its senior living communities located in Lincoln, Nebraska. The Company obtained approximately $18.9 million of new mortgage debt from Fannie Mae. The new mortgage loan has a 10-year term, with a 4.46% fixed interest rate. As a result of the early repayment of the existing mortgage debt with Freddie Mac, the Company accelerated the amortization of approximately $48,000 in unamortized deferred financing costs and incurred a prepayment premium of approximately $0.9 million.

Effective December 17, 2014, the Company closed the acquisition of one senior living community located in Canton, Georgia, for approximately $14.6 million (the “Canton Transaction”). The community consists of 49 assisted living units. The Company obtained financing from Fannie Mae for approximately $10.4 million of the acquisition price at a fixed interest rate of 4.50% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective August 27, 2014, the Company closed the acquisition of one senior living community located in Plymouth, Wisconsin, for $13.5 million (the “Plymouth Transaction”). The community consists of 69 assisted living units. The Company obtained financing from Fannie Mae for approximately $10.4 million of the acquisition price at a fixed interest rate of 4.70% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective August 4, 2014, the Company closed the acquisition of one senior living community located in Roanoke, Virginia, for approximately $16.8 million (the “Roanoke Transaction”). The community consists of 60 assisted living units and 34 independent living units. The Company obtained financing from Fannie Mae for approximately $12.9 million of the acquisition price at a fixed interest rate of 4.59% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective August 4, 2014, the Company closed the acquisition of one senior living community located in Oshkosh, Wisconsin, for approximately $17.1 million (the “Oshkosh Transaction”). The community consists of 90 assisted living units. The Company obtained financing from Fannie Mae for approximately $13.2 million of the acquisition price at a fixed interest rate of 4.59% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective June 30, 2014, the Company acquired 100% of the members’ equity interests in SHPIII/CSL Miami, LLC (“SHPIII/CSL Miami”), SHPIII/CSL Richmond Heights, LLC (“SHPIII/CSL Richmond Heights”), and SHPIII/CSL Levis Commons, LLC (“SHPIII/CSL Levis Commons”) for approximately $83.6 million (the “SHPIII/CSL Transaction”). The Company obtained financing from Fannie Mae for the acquisition of SHPIII/CSL Miami for approximately $16.4 million of the acquisition price at a fixed interest rate of 4.30% with a 10-year term. The Company obtained financing from Fannie Mae for the acquisition of SHPIII/CSL Richmond Heights for approximately $23.7 million of the acquisition price at a fixed interest rate of 4.48% with a 10-year term. The Company obtained interim interest only financing from Wells Fargo for the acquisition of SHPIII/CSL Levis Commons for $21.6 million of the acquisition price at a variable interest rate of LIBOR plus 2.75% with a 24-month term. The balance of the acquisition price was paid from the Company’s existing cash resources. As a result of this transaction, the Company received cash proceeds, including incentive distributions, of approximately $2.5 million and recognized a joint venture equity investment valuation gain of approximately $1.5 million.

On June 27, 2014, the Company refinanced mortgage loans totaling approximately $111.9 million from Freddie Mac associated with 15 of its senior living communities. The Company obtained approximately $135.5 million of new mortgage debt for 12 of the senior living communities from Fannie Mae. These new mortgage loans have 10-year terms with fixed interest rates of 4.24% and the principal amortized over 30-years. The Company obtained new interim, interest only, financing of $9.3 million from Berkadia Commercial Mortgage LLC (“Berkadia”) for two of the senior living communities with a variable interest rate of LIBOR plus 4.50% and a 12-month term. The Company also obtained new interim, interest only, financing of $11.8 million from Berkadia for one of the senior living communities with a variable interest rate of LIBOR plus 4.50% and a 24-month term. The Company incurred approximately $2.0 million in deferred financing costs related to these loans, which are being amortized over the respective loan terms. As a result of the refinance, the Company received approximately $36.5 million in cash proceeds. As a result of the early repayment of the existing mortgage debt with Freddie Mac, the Company accelerated the amortization of approximately $0.5 million in unamortized deferred financing costs and incurred a prepayment premium of approximately $6.5 million.

Effective March 26, 2014, the Company closed the acquisition of one senior living community located in Lambertville, Michigan, for $14.6 million (the “Aspen Grove Transaction”). The community consists of 78 assisted living units. The Company obtained financing from Fannie Mae for $11.0 million of the acquisition price at a fixed interest rate of 5.43% with a 12-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Joint Venture Transactions and Management Contracts

As discussed below, the Company managed three communities owned by joint ventures during fiscal 2014 in which the Company had a minority interest. For communities owned by joint ventures, the Company typically received a management fee of 5% of gross revenues. The Company’s joint venture management fees were based on a percentage of gross revenues. As a result, the cash flow and profitability of such contracts to the Company were more dependent on the revenues generated by such communities and less dependent on net cash flow than for owned or leased communities. On June 30, 2014, the Company closed the SHPIII/CSL Transaction, acquiring 100% of the member interests of SHPIII/CSL Miami, SHPIII/CSL Levis Commons, and SHPIII/CSL Richmond Heights. For additional information refer to Note 4, “Acquisitions”, within the notes to consolidated financial statements.

SHP III Transactions

In May 2007, the Company and Seniors Housing Partners III, LP (“SHPIII”) formed SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 100 independent living units and 49 assisted living units and opened in August 2008. The Company contributed $0.8 million to SHPIII/CSL Miami for its 10% interest and accounts for its investment in SHPIII/CSL Miami under the equity method of accounting.

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

The Company was party to the SHPIII/CSL Management Agreements with SHPIII/CSL. The SHPIII/CSL Management Agreements were for initial terms of 10-years from the date the certificate of occupancy was issued and extended until various dates through January 2019. The SHPIII/CSL Management Agreements generally provided for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities.

Facility Leases

The Company currently leases 50 senior living communities from certain real estate investment trusts (“REITs”). The lease terms are generally for 10-15 years with renewal options for 5-20 years at the Company’s option. Under these lease agreements, the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes.

As of December 31, 2014, the Company leased 11 senior living facilities (collectively the “Ventas Lease Agreements”), from Ventas , Inc. (“Ventas”). During the second quarter of fiscal 2012, the Company executed a lease amendment with Ventas whereby all of the leased communities in the Ventas lease portfolio were modified to be coterminous, expiring on September 30, 2020, with two five-year renewal extensions available at the Company’s option. The initial lease rates under each of the Ventas Lease Agreements ranged from 6.75% to 8% and are subject to certain conditional escalation clauses which will be recognized when probable or incurred. The Company incurred $3.0 million in lease acquisition costs related to the Ventas Lease Agreements. These deferred lease acquisition costs are being amortized over the lease terms and are included in facility lease expense in the Company’s Consolidated Statement of Operations and Comprehensive Loss. The Company accounts for nine of the Ventas Lease Agreements as an operating lease and two as a capital lease and financing obligation.

As of December 31, 2014, the Company leased 15 senior living facilities (collectively the “HCP Lease Agreements”), from HCP, Inc. (“HCP”). During the fourth quarter of fiscal 2013, the Company executed a third amendment to the master lease agreement with HCP to facilitate a $3.3 million capital improvement project for nine properties within the HCP lease portfolio extending the initial lease term with respect to such properties until October 31, 2020. The remaining six communities in the HCP lease portfolio currently expire May 2016. The HCP Lease Agreements each have two 10-year renewal extensions available at the Company’s option. The initial lease rates under the HCP Lease Agreements ranged from 7.25% to 8% and are subject to certain conditional escalation clauses, which will be recognized when probable or incurred. The Company incurred $1.5 million in lease acquisition costs related to the HCP Lease Agreements. These deferred lease acquisition costs are being amortized over the lease terms and are included in facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company accounts for each of the HCP Lease Agreements as an operating lease.

As of December 31, 2014, the Company leased 24 senior living facilities (collectively the “HCN Lease Agreements”), from Health Care REIT, Inc. (“HCN”). The HCN Lease Agreements each have an initial term of 15 years, with one 15-year renewal extension available at the Company’s option. The initial lease rates under the HCN Lease Agreements ranged from 7.25% to 8.5% and are subject to certain conditional escalation clauses, which will be recognized when probable or incurred. The initial terms on the HCN Lease Agreements expire on various dates through April 2026. The Company incurred $2.1 million in lease acquisition costs related to the HCN Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 15-year lease terms and are included in facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company accounts for each of the HCN Lease Agreements as an operating lease.

The following table summarizes each of the Company’s facility lease agreements as of December 31, 2014 (dollars in millions):

Landlord	Date of Lease	Number of Communities	Value of Transaction	Term	Initial Lease Rate(1)	Lease Acquisition Costs(2)	Deferred Gains / Lease Concessions(3)
Ventas	September 30, 2005	6	$84.6	(4) (Two five-year renewals)	8%	$1.4	$4.6
Ventas	October 18, 2005	1	19.5	(4) (Two five-year renewals)	8%	0.2	—
Ventas	June 8, 2006	1	19.1	(4) (Two five-year renewals)	8%	0.4	—
Ventas	January 31, 2008	1	5.0	(4) (Two five-year renewals)	7.75%	0.2	—
Ventas	June 27, 2012	2	43.3	(4) (Two five-year renewals)	6.75%	0.8	—
HCP	May 1, 2006	3	54.0	(5) (Two ten-year renewals)	8%	0.3	12.8
HCP	May 31, 2006	6	43.0	10 years (Two ten-year renewals)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	(5) (Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	(5) (Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	(5) (Two ten-year renewals)	7.25%	0.1	—
HCN	April 16, 2010	5	48.5	15 years (One 15-year renewal)	8.25%	0.6	0.8
HCN	May 1, 2010	3	36.0	15 years (One 15-year renewal)	8.25%	0.2	0.4
HCN	September 10, 2010	12	104.6	15 years (One 15-year renewal)	8.50%	0.4	2.0
HCN	April 8, 2011	4	141.0	15 years (One 15-year renewal)	7.25%	0.9	16.3

Subtotal						6.7	37.5
Accumulated amortization through December 31, 2014						(3.5)	—
Accumulated deferred gains / lease concessions recognized through December 31, 2014						—	(18.0)

Net lease acquisition costs / deferred gains / lease concessions as of December 31, 2014						$3.2	$19.5

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as set forth in each respective lease agreement.

(2)	Lease acquisition costs are being amortized over the respective initial lease terms.

(3)	Deferred gains of $34.9 million and lease concessions of $2.6 million are being recognized in the Company’s Consolidated Statements of Operations and Comprehensive Loss as a reduction in facility lease expense over the respective initial lease terms. Lease concessions of $0.6 million relate to the transaction with HCP on May 31, 2006, and $2.0 million relate to the transaction with HCN on September 10, 2010.

(4)	Effective June 27, 2012, the Company executed a lease amendment with Ventas. All of the leased communities in the Ventas lease portfolio were modified to be coterminous expiring on September 30, 2020, with two 5-year renewal extensions available at the Company’s option.

(5)	On November 11, 2013, the Company executed a third amendment to the master lease agreement associated with nine of its leased properties with HCP to facilitate a $3.3 million capital improvement project for one of the lease properties and extend the respective lease terms through October 31, 2020, with two 10-year renewal extensions available at the Company’s option.

Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at December 31, 2014 and 2013.

Debt Transactions

On December 23, 2014, the Company refinanced a mortgage loan totaling approximately $8.4 million from Freddie Mac associated with one of its senior living communities located in Lincoln, Nebraska. The Company obtained approximately $18.9 million of new mortgage debt from Fannie Mae. The new mortgage loan has a 10-year term with a 4.46% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which is being amortized over 10 years. As a result of the early repayment of the existing mortgage debt with Freddie Mac, the Company accelerated the amortization of approximately $48,000 in unamortized deferred financing costs and incurred a prepayment premium of approximately $0.9 million.

On December 17, 2014, in conjunction with the Canton Transaction, the Company obtained approximately $10.4 million of mortgage debt from Fannie Mae. The new mortgage loan has a 10-year term with a 4.50% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over 10 years.

On August 27, 2014, in conjunction with the Plymouth Transaction, the Company obtained approximately $10.4 million of mortgage debt from Fannie Mae. The new mortgage loan has a 10-year term with a 4.70% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over 10 years.

On August 4, 2014, in conjunction with the Roanoke Transaction, the Company obtained approximately $12.9 million of mortgage debt from Fannie Mae. The new mortgage loan has a 10-year term, with a 4.59% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over 10 years.

On August 4, 2014, in conjunction with the Oshkosh Transaction, the Company obtained approximately $13.2 million of mortgage debt from Fannie Mae. The new mortgage loan has a 10-year term with a 4.59% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over 10 years.

On June 30, 2014, in conjunction with the SHPIII/CSL Transaction, the Company obtained approximately $16.4 million of mortgage debt from Fannie Mae for the acquisition of SHPIII/CSL Miami. The new mortgage loan has a 10-year term with a fixed interest rate of 4.30% and the principal amortized over a 30-year term. The Company also obtained approximately $23.7 million of mortgage debt from Fannie Mae for the acquisition of SHPIII/CSL Richmond Heights. The new mortgage loan has a 10-year term with a fixed interest rate of 4.48% and the principal amortized over a 30-year term. The Company obtained interim, interest only, financing of $21.6 million from Wells Fargo for the acquisition of SHPIII/CSL Levis Commons with a variable interest rate of LIBOR plus 2.75% and a 24-month term. The Company incurred approximately $0.5 million in deferred financing costs related to these loans, which are being amortized over the respective loan terms.

On June 27, 2014, the Company refinanced mortgage loans totaling approximately $111.9 million from Freddie Mac associated with 15 of its senior living communities. The Company obtained approximately $135.5 million of mortgage debt and supplemental financings for 12 of the senior living communities from Fannie Mae. These new mortgage loans have 10-year terms with fixed interest rates of 4.24% and the principal amortized over 30-year terms. The Company obtained interim, interest only, financing of $9.3 million from Berkadia for two of the senior living communities with a variable interest rate of LIBOR plus 4.50% and a 12-month term. The Company also obtained interim, interest only, financing of $11.8 million from Berkadia for one of the senior living communities with a variable interest rate of LIBOR plus 4.50% and a 24-month term. The Company incurred approximately $2.0 million in deferred financing costs related to these loans, which are being amortized over the respective loan terms. As a result of the refinance, the Company received approximately $36.5 million in cash proceeds. As a result of the early repayment of the existing mortgage debt with Freddie Mac, the Company accelerated the amortization of approximately $0.5 million in unamortized deferred loan costs and incurred a prepayment premium of approximately $6.5 million.

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

The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of certain promissory notes. The Company was in compliance with all of its debt covenants at December 31, 2014 and 2013.

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

Revenue Recognition

Resident and health care revenue is recognized at estimated net realizable amounts, based on historical experiences, due from residents in the period to which the rental and other services are provided. Additionally, substantially all community fees received from residents are non-refundable and are recorded initially by the Company as deferred revenue. The deferred amounts are amortized over the respective residents’ initial lease term which is consistent with the contractual obligation associated with the estimated stay of the resident.

Revenues from the Medicare and Medicaid programs accounted for approximately 4% of the Company’s revenue in each of fiscal 2014 and 2013 and 5% of the Company’s revenue in fiscal 2012. During fiscal 2014, 30 of the Company’s communities were providers of services under Medicaid programs. Accordingly, these communities were entitled to reimbursement under the foregoing program at established rates that were lower than private pay rates. Patient service revenue for Medicaid patients was recorded at the reimbursement rates as the rates were set prospectively by the applicable state upon the filing of an annual cost report. None of the Company’s communities were providers of services under the Medicare program during fiscal 2014.

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

Management services revenue was recognized when earned and related to the Company providing certain management and administrative support services under management contracts, which were terminated when the Company acquired 100% of the member interests in its unconsolidated joint ventures on June 30, 2014.

Community reimbursement revenue is comprised of reimbursable expenses from the non-consolidated communities that the Company operated under long-term management agreements, which were terminated when the Company acquired 100% of the member interests in its unconsolidated joint ventures on June 30, 2014.

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

Investments in Unconsolidated Joint Ventures

The Company accounted for its investments in unconsolidated joint ventures under the equity method of accounting. The Company had not consolidated these joint venture interests because the Company had concluded that the other member of each joint venture had substantive kick-out rights or substantive participating rights. Under the equity method of accounting, the Company recorded its investments in the unconsolidated joint ventures at cost and adjusted such investments for its share of the earnings and losses of the joint ventures. On June 30, 2014, the Company acquired 100% of the member interests in these joint ventures. For additional information refer to Note 4, “Acquisitions” within the notes to consolidated financial statements.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements at December 31, 2014.

Lease Accounting

The Company determines whether to account for its leases as operating, capital or financing leases depending on the underlying terms of each lease agreement. This determination of classification is complex and requires significant judgment relating to certain information, including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. The lease rates under the Company’s lease agreements are subject to certain conditional escalation clauses which are recognized when probable or incurred and are based on changes in the consumer price index or certain operational performance measures. As of December 31, 2014 and 2013, the Company leased 50 communities, 48 of which the Company classified as operating leases and two of which the Company classified as capital lease and financing obligations. The Company incurs lease acquisition costs and amortizes these costs over the term of the respective lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions, and as such, any related gains have been deferred and are being amortized over the respective lease term.

Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive loss includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives.

Employee Health and Dental Benefits and Insurance Reserves

The Company offers certain full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior living communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred at December 31, 2014; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

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

Long-Lived Assets

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers internal factors such as net operating losses along with external factors relating to each asset, including contract changes, local market developments, and other publicly available information. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount the carrying value exceeds the fair market value, generally based on discounted cash flows, of the long-lived asset. The Company does not believe there are any indicators of impairment that would require an adjustment to the carrying value of the property and equipment or their remaining useful lives as of December 31, 2014 and 2013.

Assets Held for Sale

Assets are classified as held for sale when the Company has determined all of the held-for-sale criteria have been met. The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The fair values are generally determined based on market rates, industry trends and recent comparable sales transactions. The actual sales price of these assets could differ significantly from the Company’s estimates.

During the fourth quarter of fiscal 2014, the Company classified four senior living communities as held for sale and determined the assets had an aggregate fair value, net of cost of disposal, that exceeded the carrying values and a remeasurement write-down of approximately $0.6 million was recorded. The four senior living communities were sold during the first quarter of fiscal 2015 in a single transaction for its carrying value.

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

Based upon this evaluation, a valuation allowance has been recorded to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized. However, in the event that we were to determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period we made such a determination. The benefits of the net deferred tax assets might not be realized if actual results differ from expectations. The effective tax rates for fiscal 2014 and 2013 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. During both fiscal 2014 and 2013, the Company consolidated 36 Texas communities and the TMT increased the overall provision for income taxes.

The Company evaluates uncertain tax positions through consideration of accounting and reporting guidance on criteria, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. The Company is required to recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. The Company is generally no longer subject to federal and state income tax audits for years prior to 2011.

Recently Issued Accounting Guidance

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 is effective for annual periods beginning after December 15, 2016. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial statements and disclosures.

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new and expanded disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance provided in ASU 2014-08 is applied prospectively and is effective for fiscal years beginning on or after December 15, 2014; however, early adoption is permitted. The Company adopted the provisions of ASU 2014-08 as of October 1, 2014, and incorporated the provisions of this update to its consolidated financial statements upon adoption. As a result of adoption of ASU 2014-08, results of operations for assets that are classified as held for sale or disposed of in the ordinary course of business on or subsequent to the date of adoption, would generally be included in continuing operations of the Company’s Consolidated Statements of Operations and Comprehensive Loss, to the extent such disposals did not meet the criteria for classification of a discontinued operation as described above. Additionally, any gain or loss on sale of assets that does not meet the criteria for classification as a discontinued operation would be included in income from continuing operations within the Company’s Consolidated Statement of Operations and Comprehensive Loss. The adoption of ASU 2014-08 did not have a material impact on the Company’s financial condition or results of operations.

Results of Operations

The following tables set forth, for the periods indicated, selected historical Consolidated Statements of Operations and Comprehensive loss data in thousands of dollars and expressed as a percentage of total revenues.

	Year Ended December 31,
	2014		2013		2012
	$	%	$	%	$	%
Revenues:
Resident and healthcare revenue	$380,400	99.1%	$343,478	98.1%	$304,848	98.2%
Affiliated management services revenue	415	0.1	797	0.2	674	0.2
Community reimbursement income	3,110	0.8	6,087	1.7	5,014	1.6

Total revenues	383,925	100.0	350,362	100.0	310,536	100.0
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization shown below)	230,495	60.0	207,744	59.3	182,286	58.7
General and administrative expenses	19,622	5.1	20,238	5.8	16,114	5.2
Facility lease expense	59,332	15.5	56,986	16.3	55,144	17.8
Provision for bad debts	717	0.2	497	0.2	749	0.2
Stock-based compensation	7,262	1.9	4,322	1.2	2,444	0.8
Depreciation and amortization	49,487	12.9	43,238	12.3	35,130	11.3
Community reimbursement expense	3,110	0.8	6,087	1.7	5,014	1.6

Total expenses	370,025	96.4	339,112	96.8	296,881	95.6

Income from operations	13,900	3.6	11,250	3.2	13,655	4.4
Other income (expense):
Interest income	52	0.0	151	0.2	453	0.2
Interest expense	(31,261)	(8.2)	(23,767)	(6.8)	(18,022)	(5.8)
Write-off of deferred loan costs and prepayment premium	(7,968)	(2.1)	—	—	—	—
Joint venture equity investment valuation gain	1,519	0.4	—	—	—	—
Gain (Loss) on disposition of assets, net	784	0.2	1,454	0.4	(19)	(0.0)
Equity in earnings (losses) of unconsolidated joint ventures, net	105	0.0	133	0.1	(217)	(0.1)
Write-down of assets held for sale	(561)	(0.2)	—	—	—	—
Other income	23	0.0	34	0.0	—	—

Loss before (provision) benefit for income taxes	(23,407)	(6.1)	(10,745)	(3.1)	(4,150)	(1.3)
(Provision) Benefit for income taxes	(719)	(0.2)	(5,759)	(1.6)	1,031	0.3

Net loss	$(24,126)	(6.3)%	$(16,504)	(4.7)%	$(3,119)	(1.0)%

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenues

Total revenues were $383.9 million for the year ended December 31, 2014 compared to $350.4 million for the year ended December 31, 2013, representing an increase of approximately $33.6 million, or 9.6%. This increase in revenue is the result of a $36.9 million increase in resident and healthcare revenue, slightly offset by a decrease in affiliated management services revenue of $0.4 million, and a decrease in community reimbursement revenue of $3.0 million.

•

The increase in resident and healthcare revenue primarily results from an increase of $41.4 million from the senior living communities acquired by the Company during fiscal 2014 and a full year of operating results from the senior living communities acquired by the Company during fiscal 2013, partially offset by a decrease of $7.8 million due to the Company no longer providing skilled nursing services at two of its senior living communities which are in the process of being repositioned with the facilities being converted to offer assisted living care and services.

•

Affiliated management service revenue is comprised of management fees earned from unconsolidated joint ventures that the Company operated under management agreements. On June 30, 2014, the Company closed the SHPIII/CSL Transaction and acquired 100% of the member interests in these joint ventures. For additional information refer to Note 4, “Acquisitions”, within the notes to consolidated financial statements.

•

Community reimbursement revenue is comprised of reimbursable expenses from unconsolidated joint ventures that the Company operated under management agreements. On June 30, 2014, the Company closed the SHPIII/CSL Transaction and acquired 100% of the member interests in these joint ventures.

Expenses

Total expenses were $370.0 million during fiscal 2014 compared to $339.1 million during fiscal 2013, representing an increase of $30.9 million, or 9.1%. This increase is the result of a $22.8 million increase in operating expenses, a $6.2 million increase in depreciation and amortization expense, a $2.9 million increase in stock-based compensation expense, a $2.3 million increase in facility lease expense, and a $0.2 million increase in provision for bad debts, slightly offset by a decrease in community reimbursement expense of $3.0 million and a decrease in general and administrative expenses of $0.6 million.

•

The increase in operating expenses primarily results from an increase of $27.1 million from the senior living communities acquired by the Company during fiscal 2014 and a full year of operating results from the senior living communities acquired by the Company during fiscal 2013, and an increase in overall operating costs at the Company’s other consolidated same-store communities of $4.2 million. These increases were partially offset by a decrease of $8.5 million due to the Company no longer providing skilled nursing services at two of its senior living communities which are in the process of being repositioned with the facilities being converted to offer assisted living care and services. The increase in overall operating costs of $4.2 million at the Company’s other consolidated same-store communities primarily results from an increase in employee wages and benefits of $2.3 million, an increase in utilities of $0.5 million, an increase in promotional and advertising costs of $0.5 million, an increase in food costs of $0.2 million, an increase in property taxes of $0.2 million, and an increase in general operating expenses of $0.5 million.

•	The increase in facility lease expense primarily results from contingent annual rental rate escalations for certain existing leases.

•

The increase in stock-based compensation expense results from the accelerated vesting of certain restricted stock awards associated with the retirement of the Company’s former Chief Financial Officer during the second quarter of fiscal 2014 and the Company granting additional shares of restricted stock to certain employees and directors throughout fiscal 2014 and 2013.

•

The increase in depreciation and amortization expense primarily results from an increase of $19.8 million for senior living communities acquired by the Company during fiscal 2014 and a full year of depreciation and amortization from the senior living communities acquired by the Company during fiscal 2013, and an increase of $0.6 million as a result of an increase in depreciable assets at the Company’s other consolidated same-store communities. These increases were partially offset by a decrease in in-place lease amortization of $14.2 million from the senior living communities acquired by the Company prior to fiscal 2014.

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

•

The decrease in general and administrative expenses primarily results from a decrease of $1.7 million in employee insurance benefits and claims paid, which resulted in lower health insurance costs to the Company, and a decrease of $0.2 million related to professional fees paid for a cost segregation tax study completed during the first quarter of fiscal 2013. These decreases were partially offset by an increase of $1.1 million in wages and benefits for existing and additional employees added throughout fiscal 2014 and 2013 and an increase of $0.2 million for due diligence and legal expenses incurred in connection with the Company’s acquisition program.

Other income and expense

•	Interest income generally reflects interest earned on the investment of cash balances and escrowed funds or interest associated with certain income tax refunds or property tax settlements.

•

Interest expense increased $7.5 million in fiscal 2014 when compared to fiscal 2013 primarily due to the additional mortgage debt associated with the senior living communities acquired by the Company during fiscal 2014 and a full year of interest expense for the senior living communities acquired by the Company during fiscal 2013.

•

Write-off of deferred loan costs and prepayment premium is attributable to the early repayment of the Company’s existing mortgage debt with Freddie Mac during fiscal 2014. The Company recorded non-cash charges of approximately $0.5 million to remove the remaining unamortized deferred financing assets related to the refinanced mortgage debt and incurred approximately $7.5 million in early repayment fees and retirement costs.

•

Joint venture equity investment valuation gain is attributable to the Company closing the SHPIII/CSL Transaction on June 30, 2014, which resulted in the Company acquiring 100% of the members’ equity interests in SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, and SHPIII/CSL Levis Commons. The Company received cash proceeds, including incentive distributions, of approximately $2.5 million which resulted in the Company recording a gain of approximately $1.5 million to reflect the fair value of the equity interests on the acquisition date.

•

Write-down of assets held for sale is attributable to a fair value remeasurement adjustment recorded by the Company upon classifying four senior living communities as held for sale during the fourth quarter of fiscal 2014. This reclassification resulted in the Company determining the assets had an aggregate fair value, net of costs of disposal, that exceeded the carrying values by approximately $0.6 million, which was primarily attributable to costs of disposal. The four senior living communities were sold during the first quarter of fiscal 2015 in a single transaction for its carrying value.

•

Equity in earnings of unconsolidated joint ventures, net, represents the Company’s share of the net earnings on its investments in SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, and SHPIII/CSL Levis Commons. On June 30, 2014, the Company closed the SHPIII/CSL Transaction acquiring 100% of the member interests in these joint ventures.

Provision for income taxes

Provision for income taxes for fiscal 2014 was $0.7 million, or 3.0% of loss before income taxes, compared to provision for income taxes of $5.8 million, or 53.5% of loss before income taxes, for fiscal 2013. The effective tax rates for fiscal 2014 and 2013 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”) which effectively imposes tax on modified gross revenues for communities within the State of Texas. During fiscal 2014 and 2013, the Company consolidated 36 Texas communities and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, adjustments to the deferred tax asset valuation allowance of $8.5 million and $8.8 million were recorded during fiscal 2014 and 2013, respectively, to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized.

Net loss and comprehensive loss

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(24.1 million) for the fiscal year ended December 31, 2014, compared to net loss and comprehensive loss of $(16.5 million) for the fiscal year ended December 31, 2013. The net loss and comprehensive loss of $(24.1 million) reported by the Company for fiscal 2014, resulted in the Company realizing a retained deficit of $(9.3 million) within the Company’s Consolidated Balance Sheet. The retained deficit is primarily the accumulated result of the Company recognizing accelerated amortization expense of $52.8 million associated with in-place leases from the Company’s acquisition program which began during fiscal 2010.

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

Quarterly Results

The following table presents certain unaudited quarterly financial information for each of the four quarters ended December 31, 2014 and 2013. This information has been prepared on the same basis as the audited consolidated financial statements of the Company appearing elsewhere in this report and include, in the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the audited consolidated financial statements of the Company and the related notes thereto.

	2014 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Total revenues	$91,857	$93,425	$98,483	$100,160
Income from operations	2,615	3,149	2,679	5,457
Net loss and comprehensive loss	(4,647)	(9,819)	(5,759)	(3,901)
Net loss per share, basic	$(0.16)	$(0.34)	$(0.20)	$(0.13)
Net loss per share, diluted	$(0.16)	$(0.34)	$(0.20)	$(0.13)
Weighted average shares outstanding, basic	28,146	28,298	28,371	28,387
Weighted average shares outstanding, fully diluted	28,146	28,298	28,371	28,387

	2013 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Total revenues	$86,225	$87,219	$87,983	$88,935
Income from operations	2,763	2,963	2,900	2,624
Net loss and comprehensive loss	(2,076)	(2,070)	(9,963)	(2,395)
Net loss per share, basic	$(0.07)	$(0.07)	$(0.35)	$(0.08)
Net loss per share, diluted	$(0.07)	$(0.07)	$(0.35)	$(0.08)
Weighted average shares outstanding, basic	27,584	27,809	27,911	27,949
Weighted average shares outstanding, fully diluted	27,584	27,809	27,911	27,949

Liquidity and Capital Resources

Changes in the current economic environment could result in decreases in the fair value of assets, slowing of transactions, and tightening liquidity and credit markets. These impacts could make securing debt for acquisitions or refinancings for the Company, its joint ventures, or buyers of the Company’s properties more difficult or on terms not acceptable to the Company. Additionally, the Company may be more susceptible to being negatively impacted by operating or performance deficits based on the exposure associated with certain lease coverage requirements.

In addition to approximately $39.2 million of unrestricted cash balances on hand as of December 31, 2014, the Company’s principal sources of liquidity are expected to be cash flows from operations, supplemental debt financings, additional proceeds from debt refinancings, equity issuances, and/or proceeds from the sale of assets. The Company expects its available cash and cash flows from operations, supplemental debt financings, additional proceeds from debt refinancings, and proceeds from the sale of assets to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company from time to time considers and evaluates transactions related to its portfolio including supplemental debt financings, debt refinancings, equity issuances, purchases and sales of assets, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

In summary, the Company’s cash flows were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$46,312	$42,644	$46,395
Net cash used in investing activities	(175,417)	(162,296)	(190,615)
Net cash provided by financing activities	154,703	114,526	140,674

Increase (decrease) in cash and cash equivalents	$25,598	$(5,126)	$(3,546)

Operating Activities

The Company had net cash provided by operating activities of $46.3 million, $42.6 million, and $46.4 million in fiscal 2014, 2013, and 2012, respectively. The net cash provided by operating activities for fiscal 2014 results from net non-cash charges of $67.5 million and net changes in operating assets and liabilities of $2.9 million, partially offset by net loss of $(24.1 million). The net cash provided by operating activities for fiscal 2013 results from net non-cash charges of $60.6 million, partially offset by net loss of $(16.5 million) and net changes in operating assets and liabilities of $(1.4 million). The net cash provided by operating activities for fiscal 2012 results from net non-cash charges of $34.8 million and net changes in operating assets and liabilities of 14.8 million, slightly offset by net loss of $(3.1 million).

Investing Activities

The Company had net cash used in investing activities of $175.4 million, $162.3 million, and $190.6 million in fiscal 2014, 2013, and 2012, respectively. The net cash used in investing activities for fiscal 2014 primarily results from capital expenditures of $18.7 million and acquisitions of senior living communities by the Company of $160.1 million, slightly offset by proceeds from the SHPIII/CSL Transaction of $2.5 million and proceeds from the sale of assets of $0.8 million. The net cash used in investing activities for fiscal 2013 primarily results from capital expenditures of $13.6 million and acquisitions of senior living communities by the Company of $150.4 million, slightly offset by proceeds from the sale of assets of $1.5 million. The net cash used in investing activities for fiscal 2012 primarily results from capital expenditures of $12.3 million and acquisitions of senior living communities by the Company of $178.1.

Financing Activities

The Company had net cash provided by financing activities of $154.7 million, $114.5 million, and $140.7 million in fiscal 2014, 2013, and 2012, respectively. The net cash provided by financing activities for fiscal 2014 primarily results from notes payable proceeds of $300.8 million, of which $175.6 million related to the Company refinancing its mortgage loans with Freddie Mac and $125.2 million related to the acquisition of senior living communities by the Company and insurance premium financing, partially offset by repayments of notes payable of $141.0 million, deferred financing charges paid of $3.5 million, payments on capital lease and financing obligations of $1.0 million, and additions to restricted cash of $0.8 million. The net cash provided by financing activities for fiscal 2013 primarily results from notes payable proceeds of $140.2 million, of which $112.2 million related to the acquisition of senior living communities by the Company and $15.6 million related to insurance premium and short-term financing on an existing community with the remaining $12.4 million related to the Company replacing an interim variable interest rate loan for the acquisition of a senior living community with long-term fixed interest rate financing from Fannie Mae, and $3.2 million resulted from proceeds from the issuance of common stock, offset by repayments of notes payable of $23.5 million, payments on capital lease and financing obligations of $0.8 million, excess tax benefits from the issuance of common stock of $1.6 million, additions to restricted cash of $1.2 million, and deferred financing charges paid of $1.6 million. For fiscal 2012, the net cash provided by financing activities primarily resulted from notes payable proceeds of $160.4 million, of which $132.7 million related to the acquisition of senior living communities by the Company, with the remaining $27.7 million related to insurance premium and supplemental financings on existing communities, offset by repayments of notes payable of $15.9 million, payments on capital lease and financing obligations of $0.5 million, additions to restricted cash of $1.1 million, and deferred financing charges paid of $2.4 million.

Disclosures About Contractual Obligations

The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2014 (in thousands):

	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Long-term debt, including interest expense(1)	$78,491	$145,941	$67,466	$570,569	$862,467
Operating and capital leases(2)	63,487	119,878	118,430	194,136	495,931

Total contractual cash obligations	$141,978	$265,819	$185,896	$764,705	$1,358,398

(1)	Amounts due associated with our variable rate mortgage debt is projected by applying the variable interest rates effective at December 31, 2014.

(2)	Reflects future minimum lease commitments under the Company’s various property and equipment lease agreements.

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

The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of December 31, 2014, the Company had $646.6 million in outstanding debt comprised of various fixed and variable rate debt instruments of $581.4 million and $65.2 million, respectively. In addition, as of December 31, 2014, the Company had $492.6 million in future facility lease obligations with contingent rent increases on certain leases based on changes in the consumer price index or certain operational performance measures.

Changes in interest rates would affect the fair market value of the Company’s fixed rate debt instruments, but would not have an impact on the Company’s earnings or cash flows. Fluctuations in interest rates on the Company’s variable rate debt instruments, which are tied to LIBOR, would affect the Company’s earnings and cash flows but would not affect the fair market values of the variable rate debt. Each percentage point increase in interest rates would impact the Company’s annual interest expense by approximately $0.7 million based on the Company’s outstanding variable rate debt as of December 31, 2014. Increases in the consumer price index could have an effect on future facility lease expense if the leased community exceeds the contingent rent escalation thresholds set forth in each of the Company’s lease agreements.

The following table summarizes information on the Company’s debt instruments outstanding as of December 31, 2014. The table presents the principal due and weighted average interest rates by expected maturity date for the Company’s debt instruments by fiscal year.

Principal Amount and Average Interest Rate by Expected Maturity Date at December 31, 2014 ($ in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate debt	$26,418	$10,237	$40,294	$9,893	$10,373	$484,163	$581,378	$582,227
Average interest rate	4.8%	4.8%	4.7%	4.7%	4.7%	4.7%
Variable rate debt	22,322	42,900					65,222	65,222
Average interest rate	3.9%	3.8%

Total debt							$646,600	$647,449

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company are included under Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (2013 framework). Based on our assessment, we believe that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included as part of this Annual Report on Form 10-K. The Ernst & Young LLP report is on page F-23 of this report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.*

ITEM 11.	EXECUTIVE COMPENSATION.*

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.*

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.*

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.*

*Information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2015 Annual Meeting of Stockholders of Capital Senior Living Corporation, which is to be filed with SEC pursuant to Regulation 14A under the Exchange Act. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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

Date: February 27, 2015

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

Signature	Title	Date

/s/ LAWRENCE A. COHEN Lawrence A. Cohen	Chief Executive Officer and Vice Chairman of the Board (Principal Executive Officer)	February 27, 2015

/s/ KEITH N. JOHANNESSEN Keith N. Johannessen	President and Chief Operating Officer and Director	February 27, 2015

/s/ CAREY P. HENDRICKSON Carey P. Hendrickson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2015

/s/ JAMES A. MOORE James A. Moore	Chairman of the Board	February 27, 2015

/s/ PHILIP A. BROOKS Philip A. Brooks	Director	February 27, 2015

/s/ KIMBERLY S. HERMAN Kimberly S. Herman	Director	February 27, 2015

/s/ E. RODNEY HORNBAKE E. Rodney Hornbake	Director	February 27, 2015

/s/ JILL M. KRUEGER Jill M. Krueger	Director	February 27, 2015

/s/ RONALD A. MALONE Ronald A. Malone	Director	February 27, 2015

/s/ MICHAEL W. REID Michael W. Reid	Director	February 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Capital Senior Living Corporation

We have audited the accompanying consolidated balance sheets of Capital Senior Living Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Senior Living Corporation at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capital Senior Living Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Dallas, Texas

February 27, 2015

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$39,209	$13,611
Restricted cash	12,241	11,425
Accounts receivable, net	5,903	3,752
Accounts receivable from affiliates	5	416
Federal and state income taxes receivable	—	5,123
Deferred taxes	460	845
Assets held for sale	35,761	—
Property tax and insurance deposits	12,198	11,036
Prepaid expenses and other	6,797	6,605

Total current assets	112,574	52,813
Property and equipment, net	747,243	651,738
Investments in unconsolidated joint ventures	—	1,010
Other assets, net	37,884	39,988

Total assets	$897,701	$745,549

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,540	$3,813
Accounts payable to affiliates	7	1
Accrued expenses	32,154	29,321
Notes payable of assets held for sale	15,076	—
Current portion of notes payable	33,664	11,918
Current portion of deferred income	14,603	11,215
Current portion of capital lease and financing obligations	1,054	948
Federal and state income taxes payable	219	—
Customer deposits	1,499	1,489

Total current liabilities	100,816	58,705
Deferred income	15,949	18,021
Capital lease and financing obligations, net of current portion	40,016	41,093
Deferred taxes	460	845
Other long-term liabilities	1,426	1,559
Notes payable, net of current portion	597,860	467,376
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares — 65,000; issued and outstanding shares 29,097 and 28,845 in 2014 and 2013, respectively	294	292
Additional paid-in capital	151,069	143,721
Retained (deficit) earnings	(9,255)	14,871
Treasury stock, at cost — 350 shares in 2014 and 2013	(934)	(934)

Total shareholders’ equity	141,174	157,950

Total liabilities and shareholders’ equity	$897,701	$745,549

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Revenues:
Resident and health care revenue	$380,400	$343,478	$304,848
Affiliated management services revenue	415	797	674
Community reimbursement revenue	3,110	6,087	5,014

Total revenues	383,925	350,362	310,536
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	230,495	207,744	182,286
General and administrative expenses	19,622	20,238	16,114
Facility lease expense	59,332	56,986	55,144
Provision for bad debts	717	497	749
Stock-based compensation expense	7,262	4,322	2,444
Depreciation and amortization	49,487	43,238	35,130
Community reimbursement expense	3,110	6,087	5,014

Total expenses	370,025	339,112	296,881

Income from operations	13,900	11,250	13,655
Other income (expense):
Interest income	52	151	453
Interest expense	(31,261)	(23,767)	(18,022)
Write-off of deferred loan costs and prepayment premiums	(7,968)	—	—
Joint venture equity investment valuation gain	1,519	—	—
Gain (loss) on disposition of assets, net	784	1,454	(19)
Equity in earnings (losses) of unconsolidated joint ventures, net	105	133	(217)
Write-down of assets held for sale	(561)	—	—
Other income	23	34	—

Loss before (provision) benefit for income taxes	(23,407)	(10,745)	(4,150)
(Provision) benefit for income taxes	(719)	(5,759)	1,031

Net loss	$(24,126)	$(16,504)	$(3,119)

Per share data:
Basic net loss per share	$(0.83)	$(0.58)	$(0.11)

Diluted net loss per share	$(0.83)	$(0.58)	$(0.11)

Weighted average shares outstanding — basic	28,301	27,815	27,349

Weighted average shares outstanding — diluted	28,301	27,815	27,349

Comprehensive loss	$(24,126)	$(16,504)	$(3,119)

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
	(In thousands)
Balance at January 1, 2012	27,699	$280	$135,301	$34,494	$(934)	$169,141
Exercise of stock options	19	—	159	—	—	159
Restricted stock awards	500	6	—	—	—	6
Stock-based compensation	—	—	2,444	—	—	2,444
Excess tax benefits on stock options exercised	—	—	(37)	—	—	(37)
Net loss	—	—	—	(3,119)	—	(3,119)

Balance at December 31, 2012	28,218	286	137,867	31,375	(934)	168,594
Exercise of stock options	247	2	3,157	—	—	3,159
Restricted stock awards	380	4	—	—	—	4
Stock-based compensation	—	—	4,322	—	—	4,322
Excess tax benefits on stock options exercised	—	—	(1,625)	—	—	(1,625)
Net loss	—	—	—	(16,504)	—	(16,504)

Balance at December 31, 2013	28,845	292	143,721	14,871	(934)	157,950
Exercise of stock options	13	—	168	—	—	168
Restricted stock awards	239	2	—	—	—	2
Stock-based compensation	—	—	7,262	—	—	7,262
Excess tax benefits on stock options exercised	—	—	(82)	—	—	(82)
Net loss	—	—	—	(24,126)	—	(24,126)

Balance at December 31, 2014	29,097	$294	$151,069	$(9,255)	$(934)	$141,174

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Operating Activities
Net loss	$(24,126)	$(16,504)	$(3,119)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	49,487	43,238	35,130
Amortization of deferred financing charges	1,361	1,100	788
Amortization of deferred lease costs and lease intangibles	1,230	1,164	753
Deferred income	1,316	1,053	(1,816)
Deferred income taxes	—	10,793	(3,532)
Write-off of deferred loan costs and prepayment premiums	7,968	—	—
Joint venture equity investment valuation gain	(1,519)	—	—
(Gain) Loss on disposition of assets, net	(784)	(1,454)	19
Equity in (earnings) losses of unconsolidated joint ventures, net	(105)	(133)	217
Write-down of assets held for sale	561	—	—
Provision for bad debts	717	497	749
Stock-based compensation expense	7,262	4,322	2,444
Changes in operating assets and liabilities:
Accounts receivable	(2,868)	980	(1,452)
Accounts receivable from affiliates	411	337	(45)
Property tax and insurance deposits	(1,162)	406	(47)
Prepaid expenses and other	(192)	(1,847)	1,310
Other assets	(163)	(1,745)	3,721
Accounts payable	(1,267)	(3,166)	4,369
Accrued expenses	2,833	4,876	5,359
Federal and state income taxes receivable/payable	5,342	(1,222)	1,537
Customer deposits	10	(51)	10

Net cash provided by operating activities	46,312	42,644	46,395
Investing Activities
Capital expenditures	(18,742)	(13,562)	(12,302)
Cash paid for acquisitions	(160,105)	(150,391)	(178,110)
Proceeds from SHPIII/CSL Transaction	2,532	—	—
Proceeds from disposition of assets	796	1,460	19
Contributions to joint ventures	—	—	(243)
Distributions from joint ventures	102	197	21

Net cash used in investing activities	(175,417)	(162,296)	(190,615)
Financing Activities
Proceeds from notes payable	300,820	140,237	160,413
Repayments of notes payable	(140,950)	(23,539)	(15,900)
Cash payments for capital lease and financing obligations	(971)	(871)	(499)
Increase in restricted cash	(816)	(1,246)	(1,077)
Cash proceeds from the issuance of common stock	170	3,163	165
Excess tax benefits on stock options exercised	(82)	(1,625)	(37)
Deferred financing charges paid	(3,468)	(1,593)	(2,391)

Net cash provided by financing activities	154,703	114,526	140,674

Increase (Decrease) in cash and cash equivalents	25,598	(5,126)	(3,546)
Cash and cash equivalents at beginning of year	13,611	18,737	22,283

Cash and cash equivalents at end of year	$39,209	$13,611	$18,737

Supplemental Disclosures
Cash paid during the year for:
Interest	$28,856	$21,953	$16,620

Income taxes	$724	$702	$4,719

Non-cash operating, investing, and financing activities:
Intangible assets acquired through capital lease and financing obligations	$—	$—	$11,794

Property and equipment acquired through capital lease and financing obligations	$—	$—	$13,243

Notes payable assumed through capital lease and financing obligations	$—	$—	$18,293

Notes payable assumed through acquisitions	$—	$—	$3,240

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

1.	Organization

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior living communities throughout the United States. As of December 31, 2014, the Company operated 117 senior living communities in 26 states with an aggregate capacity of approximately 15,200 residents, including 67 senior living communities which the Company owned and 50 senior living communities that the Company leased. As of December 31, 2014, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company accounts for significant investments in unconsolidated companies, in which the Company has significant influence, using the equity method of accounting.

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

Long-Lived Assets

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers internal factors such as net operating losses along with external factors relating to each asset, including contract changes, local market developments, and other publicly available information. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount the carrying value exceeds the fair market value, generally based on discounted cash flows, of the long-lived asset. The Company does not believe there are any indicators of impairment that would require an adjustment to the carrying value of the property and equipment or their remaining useful lives as of December 31, 2014 and 2013.

Assets Held for Sale

Assets are classified as held for sale when the Company has determined all of the held-for-sale criteria have been met. The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The fair values are generally determined based on market rates, industry trends and recent comparable sales transactions. The actual sales price of these assets could differ significantly from the Company’s estimates.

During the fourth quarter of fiscal 2014, the Company classified four senior living communities as held for sale and determined the assets had an aggregate fair value, net of cost of disposal, that exceeded the carrying values, using level 2 inputs as defined in the accounting standards codification, and a remeasurement write-down

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of approximately $0.6 million was recorded to adjust the carrying values of the assets held for sale to $35.8 million at December 31, 2014. The four senior living communities were sold during the first quarter of fiscal 2015 in a single transaction for its carrying value. At December 31, 2013, amounts reported for property and equipment, net, included $37.5 million in assets and notes payable included $14.8 million in debt, of which $0.5 million was current debt, related to assets classified as held for sale by the Company during fiscal 2014.

Investments in Unconsolidated Joint Ventures

The Company accounted for its investments in unconsolidated joint ventures under the equity method of accounting. The Company had not consolidated these joint venture interests because the Company had concluded that the other member of each joint venture had substantive kick-out rights or substantive participating rights. Under the equity method of accounting, the Company recorded its investments in the unconsolidated joint ventures at cost and adjusted such investments for its share of the earnings and losses of the joint ventures. On June 30, 2014, the Company acquired 100% of the member interests in these joint ventures. For additional information refer to Note 4, “Acquisitions.”

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements at December 31, 2014.

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

Revenue Recognition

Resident and health care revenue is recognized at estimated net realizable amounts, based on historical experiences, due from residents in the period in which the rental and other services are provided. Additionally, substantially all community fees received from residents are non-refundable and are recorded initially by the Company as deferred revenue. The deferred amounts are amortized over the respective residents’ initial lease term which is consistent with the contractual obligation associated with the estimated stay of the resident.

Revenues from the Medicare and Medicaid programs accounted for approximately 4% of the Company’s revenue in each of fiscal 2014 and 2013 and 5% of the Company’s revenue in fiscal 2012. During fiscal 2014, 30 of the Company’s communities were providers of services under the Medicaid program. Accordingly, these communities were entitled to reimbursement under the foregoing program at established rates that were lower

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than private pay rates. Patient service revenue for Medicaid patients was recorded at the reimbursement rates as the rates were set prospectively by the applicable state upon the filing of an annual cost report. None of the Company’s communities were providers of services under the Medicare program during fiscal 2014.

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

Management services revenue was recognized when earned and related to the Company providing certain management and administrative support services under management contracts which were terminated when the Company acquired 100% of the member interests in its unconsolidated joint ventures on June 30, 2014.

Community reimbursement revenue is comprised of reimbursable expenses from the non-consolidated communities that the Company operated under long-term management agreements, which were terminated when the Company acquired 100% of the member interests in its unconsolidated joint ventures on June 30, 2014.

Lease Accounting

The Company determines whether to account for its leases as operating, capital or financing leases depending on the underlying terms of the lease agreement. This determination of classification is complex and requires significant judgment relating to certain information, including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. The lease rates under the Company’s lease agreements are subject to certain conditional escalation clauses which are recognized when probable or incurred and are based on changes in the consumer price index or certain operational performance measures. As of December 31, 2014 and 2013, the Company leased 50 communities, 48 of which the Company classified as operating leases and two of which the Company classified as capital lease and financing obligations. The Company incurs lease acquisition costs and amortizes these costs over the term of the lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions, and as such, any related gains have been deferred and are being amortized over the respective lease term.

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

Employee Health and Dental Benefits and Insurance Reserves

The Company offers certain full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior living communities based on the respective number of plan participants. Funds collected are used

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to pay the actual program costs, including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred at December 31, 2014; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

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

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended December 31, 2014, 2013, and 2012 were $12.7 million, $10.5 million, and $9.6 million, respectively, and are included as a component of operating expenses within the Consolidated Statements of Operations and Comprehensive Loss.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except for per share amounts):

	Year Ended December 31,
	2014	2013	2012
Net loss	$(24,126)	$(16,504)	$(3,119)
Net loss allocated to unvested restricted shares	(598)	(513)	(90)

Undistributed net loss allocated to common shares	$(23,528)	$(15,991)	$(3,029)

Weighted average shares outstanding — basic	28,301	27,815	27,349
Effects of dilutive securities:
Employee equity compensation plans	—	—	—

Weighted average shares outstanding — diluted	28,301	27,815	27,349

Basic net loss per share	$(0.83)	$(0.58)	$(0.11)

Diluted net loss per share	$(0.83)	$(0.58)	$(0.11)

Awards of unvested restricted stock representing approximately 0.7 million, 0.9 million, and 0.8 million shares were outstanding for the fiscal years ended December 31, 2014, 2013, and 2012, respectively, and were included in the computation of allocable net loss.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of shareholders’ equity.

Stock-Based Compensation

The Company recognizes compensation expense for share-based payment awards to certain employees and directors, including grants of stock options and awards of restricted stock, in the Consolidated Statements of Operations and Comprehensive Loss based on their fair values.

On May 8, 2007, the Company’s stockholders approved the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (the “2007 Plan”) which provides for, among other things, the grant of restricted stock awards and stock options to purchase shares of the Company’s common stock. The 2007 Plan authorizes the Company to issue up to 2.6 million shares of common stock and the Company has reserved 0.3 million shares of common stock for future issuance pursuant to awards under the 2007 Plan. Effective May 8, 2007, the 1997 Omnibus Stock and Incentive Plan (as amended, the “1997 Plan”) was terminated and no additional shares will be granted under the 1997 Plan. The Company has reserved 0.3 million shares of common stock for future issuance upon the exercise of outstanding stock options pursuant to the 1997 Plan.

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

Recently Issued Accounting Guidance

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 is effective for annual periods beginning after December 15, 2016. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial statements and disclosures.

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new and expanded disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The guidance provided in ASU 2014-08 is applied prospectively and is effective for fiscal years beginning on or after December 15, 2014; however, early adoption is permitted. The Company adopted the provisions of ASU 2014-08 as of October 1, 2014, and incorporated the provisions of this update to its consolidated financial statements upon adoption. As a result of adoption of ASU 2014-08, results of operations for assets that are classified as held for sale or disposed of in the ordinary course of business on or subsequent to the date of adoption, would generally be included in continuing operations of the Company’s Consolidated Statements of Operations and Comprehensive Loss, to the extent such disposals did not meet the criteria for classification of a discontinued operation as described above. Additionally, any gain or loss on sale of assets that does not meet the criteria for classification as a discontinued operation would be included in income from continuing operations within the Company’s Consolidated Statement of Operations and Comprehensive Loss. The adoption of ASU 2014-08 did not have a material impact on the Company’s financial condition or results of operations.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related footnotes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions. The Company believes revenue recognition, credit risk and allowance for doubtful accounts, investments in unconsolidated joint ventures, leases, employee health and dental benefits and insurance reserves, long-lived assets, assets held for sale, and income taxes are its most critical accounting policies and require management’s most difficult, subjective and complex judgments.

3.	Transactions with Affiliates

As discussed below, the Company was party to a series of property management agreements (the “SHPIII/CSL Management Agreements”) with three joint ventures (collectively “SHPIII/CSL”) owned 90% by Seniors Housing Partners III, LP (“SHPIII”), a fund managed by Prudential Investment Management, Inc. (“Prudential Investment”) and 10% by the Company, which collectively owned and operated three senior living communities. The SHPIII/CSL Management Agreements were for initial terms of ten years from the date the certificate of occupancy was issued and extended until various dates through January 2019. The SHPIII/CSL Management Agreements generally provided for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. On June 30, 2014, the Company acquired 100% of the member interests in these joint ventures. For additional information refer to Note 4, “Acquisitions.”

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

In November 2007, the Company and SHPIII formed SHPIII/CSL Richmond Heights, LLC (“SHPIII/CSL Richmond Heights”) to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earns development and management fees and may receive incentive distributions. The senior housing community currently consists of 68 independent living units and 80 assisted living units and opened in April 2009. The Company contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest and accounts for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting. The Company contributed land to SHP III/CSL Richmond Heights as a capital contribution during formation of the joint venture in November 2007 resulting in a $0.2 million gain to the Company. The gain had been deferred when the land was initially contributed to SHP III/CSL Richmond Heights due to the continuing involvement of the Company as a result of a development agreement guarantee. The Company met the breakeven requirements of the development agreement guarantee during the third quarter of fiscal 2011 resulting in full satisfaction and termination of the guarantee and recognition of the deferred gain as a component of gain on disposition of assets, net, within the Company’s Consolidated Statements of Operations and Comprehensive Loss.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Acquisitions

Fiscal 2014

Effective December 17, 2014, the Company closed the acquisition of one senior living community located in Canton, Georgia, for approximately $14.6 million (the “Canton Transaction”). The community consists of 49 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company obtained financing from Fannie Mae for approximately $10.4 million of the acquisition price at a fixed interest rate of 4.50% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective August 27, 2014, the Company closed the acquisition of one senior living community located in Plymouth, Wisconsin, for $13.5 million (the “Plymouth Transaction”). The community consists of 69 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company obtained financing from Fannie Mae for approximately $10.4 million of the acquisition price at a fixed interest rate of 4.70% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective August 4, 2014, the Company closed the acquisition of one senior living community located in Roanoke, Virginia, for approximately $16.8 million (the “Roanoke Transaction”). The community consists of 60 assisted living units and 34 independent living units. The Company incurred approximately $0.2 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company obtained financing from Fannie Mae for approximately $12.9 million of the acquisition price at a fixed interest rate of 4.59% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective August 4, 2014, the Company closed the acquisition of one senior living community located in Oshkosh, Wisconsin, for approximately $17.1 million (the “Oshkosh Transaction”). The community consists of 90 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company obtained financing from Fannie Mae for approximately $13.2 million of the acquisition price at a fixed interest rate of 4.59% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective June 30, 2014, the Company acquired 100% of the members’ equity interests in SHPIII/CSL Miami, LLC (“SHPIII/CSL Miami”), SHPIII/CSL Richmond Heights, LLC (“SHPIII/CSL Richmond Heights”), and SHPIII/CSL Levis Commons, LLC (“SHPIII/CSL Levis Commons”) for approximately $83.6 million (the “SHPIII/CSL Transaction”). Prior to the acquisition, SHP III, a fund managed by Prudential Investment maintained a 90% equity interest in each joint venture with the remaining 10% equity interest in each joint venture held by wholly owned subsidiaries of the Company. Based on the Company acquiring the remaining ownership interests of the joint ventures, the Company concluded the acquisition took the form of a “step-acquisition” or a “business combination achieved in stages.” Further, with the Company obtaining complete ownership of the joint ventures, the act of obtaining control triggered the application of the acquisition model in Accounting Standards Codification (“ASC”) 805, Business Combinations, which resulted in the equity ownership interest being remeasured at fair value and the acquired assets and assumed liabilities measured at their full fair values. The remeasurement fair value of the equity interests were determined based on the cash proceeds, including incentive distributions, received by the Company in accordance with each respective joint venture partnership agreement. Accordingly, the Company received cash proceeds of approximately $2.5 million and recognized a gain of approximately $1.5 million during the second quarter of fiscal 2014 which was reflected as a joint venture equity investment valuation gain within the Company’s Consolidated Statements of Operations and Comprehensive Loss.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 30, 2014, in conjunction with the SHPIII/CSL Transaction, the Company obtained approximately $16.4 million of mortgage debt from Fannie Mae for the acquisition of SHPIII/CSL Miami. The new mortgage loan has a 10-year term with a fixed interest rate of 4.30% and the principal amortized over a 30-year term. The Company also obtained approximately $23.7 million of mortgage debt from Fannie Mae for the acquisition of SHPIII/CSL Richmond Heights. The new mortgage loan has a 10-year term with a fixed interest rate of 4.48% and the principal amortized over a 30-year term. The Company obtained interim, interest only, financing of $21.6 million from Wells Fargo Bank, N.A. (“Wells Fargo”) for the acquisition of SHPIII/CSL Levis Commons with a variable interest rate of LIBOR plus 2.75% and a 24-month term. The balance of the acquisition price was paid from the Company’s existing cash resources. The Company incurred approximately $0.3 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Effective March 26, 2014, the Company closed the acquisition of one senior living community located in Lambertville, Michigan, for $14.6 million (the “Aspen Grove Transaction”). The community consists of 78 assisted living units. The Company incurred approximately $0.2 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company obtained financing from Fannie Mae for $11.0 million of the acquisition price at a fixed interest rate of 5.43% with a 12-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

As a result of these acquisitions, the Company recorded additions to property and equipment of approximately $146.1 million and other assets of approximately $14.1 million, primarily consisting of in-place lease intangibles, within the Company’s Consolidated Balance Sheets which will be depreciated or amortized over the estimated useful lives. The purchase accounting for the fourth quarter 2014 acquisition is preliminary as it is subject to final valuation adjustments.

During fiscal 2014, these acquisitions generated $16.6 million of revenue and $(4.6) million of losses before income taxes which are included in the Company’s Consolidated Statements of Operations and Comprehensive loss from the dates of acquisition. Losses before income taxes primarily result from the amortization of in-place lease intangibles associated with acquisitions during fiscal 2014 and 2013. The unaudited pro forma combined results of operations have been prepared as if the acquisitions had occurred on January 1, 2013, as follows (in thousands):

	December 31,
	2014	2013
Total revenues	$400,653	$378,737
Loss before income taxes	$(15,655)	$(25,963)

The unaudited pro forma consolidated amounts are presented for informational purposes only and do not necessarily reflect the results of operations of the Company that would have actually resulted had the acquisitions occurred on January 1, 2013.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Effective October 31, 2013, the Company closed the acquisition of the acquisition of one senior living community located in Milford, Massachusetts, for approximately $15.8 million (the “Whitcomb House Transaction”). The community consists of 68 assisted living units. The Company incurred approximately $0.2 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company obtained financing from Fannie Mae for approximately $11.9 million of the acquisition price at a fixed rate of 5.38% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a result of these acquisitions, the Company initially recorded additions to property and equipment of approximately $135.4 million and other assets, primarily consisting of in-place lease intangibles, of approximately $15.1 million within the Company’s Consolidated Balance Sheets which will be depreciated or amortized over the estimated useful lives. The purchase accounting for fourth quarter 2013 acquisitions was preliminary as it was subject to final valuation adjustments. During fiscal 2014, final valuation adjustments resulted in the Company reclassifying approximately $1.8 million from other assets to property and equipment and the 2013 Consolidated Balance Sheet has been recast to reflect the final purchase price allocations.

During fiscal 2013, these acquisitions generated $8.0 million of revenue and $(2.2) million of losses before income taxes which are included in the Company’s Consolidated Statements of Operations and Comprehensive Loss from the dates of acquisition. Losses before income taxes primarily result from the amortization of in-place lease intangibles associated with acquisitions during fiscal 2013 and 2012. The unaudited pro forma combined results of operations have been prepared as if the acquisitions had occurred on January 1, 2012, as follows (in thousands):

	December 31,
	2013	2012
Total revenues	$376,528	$342,121
Loss before income taxes	$(4,466)	$(22,090)

The unaudited pro forma consolidated amounts are presented for informational purposes only and do not necessarily reflect the results of operations of the Company that would have actually resulted had the acquisitions occurred on January 1, 2012.

5.	Property and Equipment

Property and equipment consists of the following (in thousands):

		December 31,
	Asset Lives	2014	2013
Land		$54,165	$50,699
Land improvements	5 to 20 years	12,790	10,386
Buildings and building improvements	10 to 40 years	764,957	676,370
Furniture and equipment	5 to 10 years	34,757	31,603
Automobiles	5 to 7 years	3,829	3,437
Leasehold improvements	(1)	41,679	34,635
Construction in progress	NA	1,520	268

		913,697	807,398
Less accumulated depreciation and amortization.		166,454	155,660

Property and equipment, net		$747,243	$651,738

(1)	Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining lease term.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2014 and 2013, furniture and equipment include $3.0 million and $2.9 million, respectively, of capitalized computer software development costs of which $2.8 million and $2.6 million, respectively, has been amortized and is included as a component of accumulated depreciation and amortization. During fiscal 2014, final valuation adjustments associated with 2013 senior living community acquisitions resulted in the Company reclassifying approximately $1.8 million from other assets to property and equipment and the 2013 Consolidated Balance Sheet has been recast to reflect the final purchase price allocations.

Property and equipment includes $32.4 million of assets under capital lease in connection with the Ventas Lease Transaction, of which $12.8 million and $12.0 million has been amortized and is included as a component of accumulated depreciation and amortization at December 31, 2014 and 2013, respectively.

At December 31, 2014, property and equipment, net, excludes $35.8 million of assets classified as held for sale which are included in amounts previously reported at December 31, 2013, and total approximately $37.5 million.

6.	Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2014	2013
Deferred loan costs, net	$6,084	$4,509
Deferred lease costs, net	9,931	11,278
Security and other deposits	11,324	12,012
In-place lease intangibles, net	7,813	10,292
Other	2,732	1,897

	$37,884	$39,988

In connection with the Company’s acquisitions and certain lease transactions, subject to final valuation adjustments, the Company recorded additions to in-place lease intangibles in order to reflect the value associated with the resident operating leases acquired. In-place lease intangibles are being amortized over the estimated remaining useful life of the respective resident operating leases. The value of in-place leases includes lost revenue that would be realized if the resident operating leases were to be replaced by the Company. During fiscal 2014, final valuation adjustments associated with 2013 senior living community acquisitions resulted in the Company reclassifying approximately $1.8 million from other assets to property and equipment and the 2013 Consolidated Balance Sheet has been recast to reflect the final purchase price allocations.

At December 31, 2014 and 2013, the Company had gross in-place lease intangibles of $60.6 million and $46.5 million, respectively, of which $52.8 million and $36.2 million, respectively, has been amortized. The unamortized balance at December 31, 2014 is expected to be fully amortized during fiscal 2015.

7.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2014	2013
Accrued salaries, bonuses and related expenses	$9,865	$8,923
Accrued property taxes	13,050	12,716
Accrued interest	2,485	1,822
Accrued health claims and workers comp	4,026	3,608
Accrued professional fees	771	436
Other	1,957	1,816

	$32,154	$29,321

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Notes Payable

Notes payable consists of the following (in thousands):

Lender	Average Monthly Payment	Net Book Value Of Collateral(1)	Interest Rate	Maturity Date	Notes Payable December 31,
					2014	2013
Freddie Mac	$—	$—	—	(6)	$—	$93,765
Freddie Mac	—	—	—	(6)	—	19,742
Freddie Mac	—	—	—	(7)	—	8,629
Fannie Mae	178	41,226	5.91	June 2017	26,809	27,324
Fannie Mae	28	31,076	4.47	June 2017	5,372	5,467
Fannie Mae	78	15,681	5.69	August 2021	12,915	13,103
Fannie Mae	26	5,624	4.97	October 2021	4,582	4,657
Fannie Mae	101	21,682	4.92	October 2021	18,096	18,398
Fannie Mae	117	24,660	4.92	November 2021	21,041	21,391
Fannie Mae	27	5,774	4.38	March 2022	5,132	5,224
Fannie Mae	60	12,734	4.76	April 2022	11,007	11,190
Fannie Mae	135	28,778	4.69	April 2022	25,026	25,448
Fannie Mae	60	16,287	4.48	May 2022	11,348	11,546
Fannie Mae	144	34,829	4.34	November 2022	27,970	28,455
Fannie Mae	33	7,468	4.50	November 2022	6,222	6,325
Fannie Mae	84	19,060	4.32	January 2023	16,460	16,744
Fannie Mae	39	8,527	4.58	January 2023	7,350	7,471
Fannie Mae	85	19,311	4.66	April 2023	15,967	16,221
Fannie Mae	45	8,554	5.93	October 2023	7,506	7,595
Fannie Mae	67	14,578	5.50	November 2023	11,686	11,837
Fannie Mae	67	13,513	5.38	November 2023	11,756	11,900
Fannie Mae	282	57,301	5.56	January 2024	48,722	49,292
Fannie Mae	666	126,577	4.24	July 2024	134,650	—
Fannie Mae	120	28,724	4.48	July 2024	23,572	—
Fannie Mae	81	21,174	4.30	July 2024	16,304	—
Fannie Mae	134	30,083	4.59	September 2024	26,070	—
Fannie Mae	54	11,941	4.70	September 2024	10,357	—
Fannie Mae	53	13,168	4.50	January 2025	10,406	—
Fannie Mae	95	6,611	4.46	January 2025	18,923	—
Fannie Mae	81	16,877	5.30	June 2025	14,237	14,434
Fannie Mae	62	12,425	5.43	April 2026	10,908	—
Berkadia	108	18,877	5.46	August 2015	13,777	14,294
Berkadia	15	5,445	(3)	July 2015	4,550	4,550
Berkadia	36	21,304	(4)	July 2015	9,300	—
Berkadia	28	10,465	(3)	October 2015	8,472	8,472
Berkadia	37	9,490	(4)	January 2016	9,500	9,500
Berkadia	46	11,602	(4)	July 2016	11,800	—
Wells Fargo	53	26,371	(5)	July 2016	21,600	—
HUD	16	5,808	4.48	September 2045	3,142	3,188
Insurance Financing	—	—	—	May 2014	—	2,466

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lender	Average Monthly Payment	Net Book Value Of Collateral(1)	Interest Rate		Maturity Date	Notes Payable December 31,
						2014	2013
Insurance Financing	$—	$—	—		October 2014	$—	$666
Insurance Financing	196	—	1.92		February 2015	390	—
Insurance Financing	65	—	1.87		September 2015	580	—
Insurance Financing	209	—	1.79		March 2016	3,095	—

	$3,811		4.75	%(2)		646,600	479,294

Less current portion						48,740	11,918

						$597,860	$467,376

(1)	66 of the facilities owned by the Company are encumbered by mortgage debt and are provided as collateral under their respective loan agreements.

(2)	Weighted average interest rate on current fixed interest rate debt outstanding.

(3)	Variable interest rate of LIBOR plus 3.75% which was 3.91% at December 31, 2014.

(4)	Variable interest rate of LIBOR plus 4.50% which was 4.66% at December 31, 2014.

(5)	Variable interest rate of LIBOR plus 2.75% which was 2.91% at December 31, 2014.

(6)	On June 27, 2014, the Company obtained long-term financing from Fannie Mae to replace 12 of these loans and supplemental financings with a fixed interest rate of 4.24% and a 10-year term. The Company obtained interim, interest only, financing from Berkadia to replace two of these loans with a variable interest rate of LIBOR plus 4.50% and a 12-month term. The Company also obtained interim, interest only, financing from Berkadia for one of these loans with a variable interest rate of LIBOR plus 4.50% and a 24-month term.

(7)	On December 23, 2014, the Company obtained long-term financing from Fannie Mae to replace this loan with a fixed interest rate of 4.46% and a 10-year term.

The aggregate scheduled maturities of notes payable, including notes payable of assets held for sale of $15.1 million, at December 31, 2014 are as follows (in thousands):

2015	48,740
2016	53,137
2017	40,294
2018	9,893
2019	10,373
Thereafter	484,163

$646,600

On December 23, 2014, the Company refinanced a mortgage loan totaling approximately $8.4 million from Freddie Mac associated with one of its senior living communities located in Lincoln, Nebraska. The Company obtained approximately $18.9 million of new mortgage debt from Fannie Mae. The new mortgage loan has a 10-year term with a 4.46% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which is being amortized over 10 years. As a result of the early repayment of the existing mortgage debt with Freddie Mac, the Company accelerated the amortization of approximately $48,000 in unamortized deferred financing costs and incurred a prepayment premium of approximately $0.9 million.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 17, 2014, in conjunction with the Canton Transaction, the Company obtained approximately $10.4 million of mortgage debt from Fannie Mae. The new mortgage loan has a 10-year term with a 4.50% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over 10 years.

On August 27, 2014, in conjunction with the Plymouth Transaction, the Company obtained approximately $10.4 million of mortgage debt from Fannie Mae. The new mortgage loan has a 10-year term with a 4.70% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over 10 years.

On August 4, 2014, in conjunction with the Roanoke Transaction, the Company obtained approximately $12.9 million of mortgage debt from Fannie Mae. The new mortgage loan has a 10-year term, with a 4.59% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over 10 years.

On August 4, 2014, in conjunction with the Oshkosh Transaction, the Company obtained approximately $13.2 million of mortgage debt from Fannie Mae. The new mortgage loan has a 10-year term with a 4.59% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which is being amortized over 10 years.

On June 30, 2014, in conjunction with the SHPIII/CSL Transaction, the Company obtained approximately $16.4 million of mortgage debt from Fannie Mae for the acquisition of SHPIII/CSL Miami. The new mortgage loan has a 10-year term with a fixed interest rate of 4.30% and the principal amortized over a 30-year term. The Company also obtained approximately $23.7 million of mortgage debt from Fannie Mae for the acquisition of SHPIII/CSL Richmond Heights. The new mortgage loan has a 10-year term with a fixed interest rate of 4.48% and the principal amortized over a 30-year term. The Company obtained interim, interest only, financing of $21.6 million from Wells Fargo for the acquisition of SHPIII/CSL Levis Commons with a variable interest rate of LIBOR plus 2.75% and a 24-month term. The Company incurred approximately $0.5 million in deferred financing costs related to these loans, which are being amortized over the respective loan terms.

On June 27, 2014, the Company refinanced mortgage loans totaling approximately $111.9 million from Freddie Mac associated with 15 of its senior living communities. The Company obtained approximately $135.5 million of mortgage debt and supplemental financings for 12 of the senior living communities from Fannie Mae. These new mortgage loans have 10-year terms with fixed interest rates of 4.24% and the principal amortized over 30-year terms. The Company obtained interim, interest only, financing of $9.3 million from Berkadia for two of the senior living communities with a variable interest rate of LIBOR plus 4.50% and a 12-month term. The Company also obtained interim, interest only, financing of $11.8 million from Berkadia for one of the senior living communities with a variable interest rate of LIBOR plus 4.50% and a 24-month term. The Company incurred approximately $2.0 million in deferred financing costs related to these loans, which are being amortized over the respective loan terms. As a result of the refinance, the Company received approximately $36.5 million in cash proceeds. As a result of the early repayment of the existing mortgage debt with Freddie Mac, the Company accelerated the amortization of approximately $0.5 million in unamortized deferred loan costs and incurred a prepayment premium of approximately $6.5 million.

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

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the life of the notes. At December 31, 2014 and 2013, the Company had gross deferred loan costs of $8.5 million and $7.7 million, respectively. Accumulated amortization was $2.4 million and $3.2 million at December 31, 2014 and 2013, respectively. During fiscal 2014, due to the early repayment of the Company’s existing mortgage debt with Freddie Mac, the Company wrote-off approximately $0.5 million in unamortized deferred financing charges and removed the respective accumulated amortization of approximately $2.2 million. Amortization expense is expected to be approximately $1.5 million in each of the next five fiscal years.

The Company must maintain certain levels of tangible net worth and comply with other restrictive covenants under the terms of certain promissory notes. The Company was in compliance with all of its debt covenants at December 31, 2014 and 2013.

9.	Equity

Preferred Stock

The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Board without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of December 31, 2014 and 2013.

Share Repurchases

On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. Shares of stock repurchased under the program will be held as treasury shares. Pursuant to this authorization, during fiscal 2009, the Company purchased 349,800 shares at an average cost of $2.67 per share for a total cost to the Company of approximately $0.9 million. All such purchases were made in open market transactions. The Company did not purchase any shares of its common stock pursuant to the Company’s share repurchase program during fiscal 2014, 2013, or 2012.

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

A summary of the Company’s stock option activity and related information for the years ended December 31, 2014, 2013, and 2012 is presented below:

	Outstanding at Beginning of Year	Granted	Exercised	Forfeited	Outstanding End of Year	Options Exercisable
December 31, 2014
Shares	19,000	—	13,000	—	6,000	6,000
Weighted average price	$7.10	—	$6.48	—	$8.44	$8.44
December 31, 2013
Shares	265,930	—	246,930	—	19,000	19,000
Weighted average price	$6.28	—	$6.21	—	$7.10	$7.10
December 31, 2012
Shares	285,100	—	19,170	—	265,930	265,930
Weighted average price	$6.28	—	$6.36	—	$6.28	$6.28

The options outstanding and the options exercisable at December 31, 2014, 2013, and 2012, had an aggregate intrinsic value of $0.1 million, $0.3 million, and $3.3 million, respectively. All stock options outstanding are fully vested.

The following table summarizes information relating to the Company’s options outstanding and options exercisable as of December 31, 2014.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at End of Year	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at End of Year	Weighted Average Exercise Price
$5.90	3,000	0.36	$5.90	3,000	$5.90
$10.97	3,000	1.35	$10.97	3,000	$10.97

$5.90 to $10.97	6,000	0.86	$8.44	6,000	$8.44

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes compensation expense of a restricted stock award over its respective vesting or performance period based on the fair value of the award on the grant date, net of forfeitures. A summary of the Company’s restricted common stock awards activity and related information for the years ended December 31, 2014, 2013, and 2012 is presented below:

	Outstanding at Beginning of Year	Issued	Vested	Forfeited	Outstanding End of Year
December 31, 2014
Shares	870,217	350,716	406,072	112,143	702,718
December 31, 2013
Shares	803,218	403,715	312,980	23,736	870,217
December 31, 2012
Shares	626,442	508,191	323,415	8,000	803,218

The restricted stock outstanding at December 31, 2014, 2013, and 2012, had an aggregate intrinsic value of $17.5 million, $20.9 million, and $15.0 million, respectively.

During fiscal 2014, the Company awarded 350,716 shares of restricted common stock to certain employees and directors of the Company, of which 121,667 shares were subject to performance-based vesting conditions. The average market value of the common stock on the date of grant was $25.36. These awards of restricted shares vest over a one to four-year period and had an intrinsic value of $8.9 million on the date of grant.

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

The Company recognized $7.3 million, $4.3 million, and $2.4 million in stock-based compensation expense during fiscal 2014, 2013, and 2012, respectively. The Company has total stock-based compensation expense, net of estimated forfeitures, of $6.9 million not recognized for the year ended December 31, 2014, and expects this expense to be recognized over approximately a one to four-year period.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$—	$(5,411)	$574
State	719	377	1,927
Deferred:
Federal	—	6,251	(2,613)
State	—	4,542	(919)

	$719	$5,759	$(1,031)

The provision (benefit) for income taxes differed from the amounts of income tax provision (benefit) determined by applying the U.S. federal statutory income tax rate to income before provision (benefit) for income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Tax (benefit) provision at federal statutory rates	$(7,958)	$(3,653)	$(1,397)
State income tax expense, net of federal effects	(90)	401	641
Federal and state income tax return true up	—	325	(122)
State effective rate changes	6	(20)	36
Change in deferred tax asset valuation allowance	8,456	8,810	—
Other	305	(104)	(189)

	$719	$5,759	$(1,031)

A summary of the Company’s deferred tax assets and liabilities, are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Deferred gains on sale/leaseback transactions	$7,027	$7,771
Net operating loss carryforward (expiring up to 2032)	12,556	5,271
Compensation costs	972	877
Investments in unconsolidated joint ventures	—	73
Capital loss carryforward	—	605
Other	1,806	1,537

Total deferred tax assets	22,361	16,134
Valuation Allowance	(17,266)	(8,810)

Total deferred tax assets, net	5,095	7,324
Deferred tax liabilities:
Depreciation and amortization	(5,095)	(7,324)

Total deferred tax assets, net	$—	$—

Current deferred tax assets, net	$460	$845
Long-term deferred tax (liabilities) assets, net	(460)	(845)

Total deferred tax assets, net	$—	$—

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which we expect those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, a valuation allowance has been recorded to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized. A significant component of objective evidence evaluated was the cumulative loss incurred by the Company over the past four fiscal years. Such objective evidence severely limits the ability to consider other subjective evidence such as the Company’s ability to generate sufficient taxable income in future periods to fully recover the deferred tax assets. However, in the event that we were to determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period we made such a determination. The benefits of the net deferred tax assets might not be realized if actual results differ from expectations.

As of December 31, 2014, the Company has Federal and State Net Operating Loss (“NOL”) carryforwards of $28.8 million and $53.1 million and related deferred tax assets of $9.7 million and $2.5 million, respectively, and a Federal Alternative Minimum Tax Credit carryforward of $0.3 million. If not used, the Federal NOL will expire during fiscal 2033 to 2034 and state NOL’s will expire during fiscal 2015 to 2034. Additionally, the Company has a Federal NOL carryforward of $8.4 million related to the excess tax benefits associated with stock-based compensation and stock option exercises. The benefit of this NOL will be recognized as an increase to additional paid-in capital at the point when such NOL provides cash benefit to the Company.

The effective tax rates for fiscal 2014 and 2013 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. During both fiscal 2014 and 2013, the Company consolidated 36 Texas communities and the TMT increased the overall provision for income taxes. The Company is generally no longer subject to federal and state tax audits for years before 2011.

12.	Employee Benefit Plans

The Company has a 401(k) salary deferral plan (the “Plan”) in which all employees of the Company meeting minimum service and age requirements are eligible to participate. Contributions to the Plan are in the form of employee salary deferrals, which are subject to employer matching contributions of 50% of up to 4% of the employee’s annual salary. The Company’s contributions are funded semi-monthly to the Plan administrator. Matching contributions of $0.5 million were contributed to the Plan in fiscal 2014 and $0.4 million in fiscal 2013 and 2012. The Company incurred administrative expenses related to the Plan of $15,000, $15,300, and $14,500 in fiscal 2014, 2013, and 2012, respectively.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Fair Value of Financial Instruments

The carrying amounts and fair values of financial instruments at December 31, 2014 and 2013 are as follows (in thousands):

	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$39,209	$39,209	$13,611	$13,611
Restricted cash	12,241	12,241	11,425	11,425
Notes payable	646,600	647,449	479,294	459,708

The following methods and assumptions were used in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents and Restricted cash:    The carrying amounts reported in the balance sheet for cash and cash equivalents and restricted cash equal fair value, which represent level 1 inputs as defined in the accounting standards codification.

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

15.	Investments in Unconsolidated Joint Ventures

The Company’s investments in unconsolidated joint ventures consist of the following (in thousands):

	December 31,
	2014	2013
SHPIII/CSL Miami member interest	$—	$39
SHPIII/CSL Richmond Heights member interest	—	484
SHPIII/CSL Levis Commons member interest	—	487

	$—	$1,010

SHPIII/CSL Miami:    In May 2007, the Company and SHPIII entered into SHPIII/CSL Miami to develop a senior housing community in Miamisburg, Ohio. Under the joint venture and related agreements, the Company earned development and management fees and could receive incentive distributions. The Company contributed $0.8 million to SHPIII/CSL Miami for its 10% interest. The Company accounted for its investment in SHPIII/CSL Miami under the equity method of accounting and the Company recognized earnings (losses) in the equity of SHPIII/CSL Miami of $8,500, $24,000, and $(0.2) million in fiscal 2014, 2013, and 2012, respectively. The Company earned $0.1 million in management fees on the community in fiscal 2014 and $0.2 million in management fees on the community in each of fiscal 2013 and 2012.

SHPIII/CSL Richmond Heights:    In November 2007, the Company and SHPIII entered into SHPIII/CSL Richmond Heights to develop a senior housing community in Richmond Heights, Ohio. Under the joint venture and related agreements, the Company earned development and management fees and could receive incentive distributions. The Company contributed $0.8 million to SHPIII/CSL Richmond Heights for its 10% interest. The Company accounted for its investment in SHPIII/CSL Richmond Heights under the equity method of accounting and the Company recognized earnings in the equity of SHPIII/CSL Richmond Heights of $70,700, $67,000, and $19,000 in fiscal 2014, 2013, and 2012, respectively. The Company earned $0.2 million in management fees on the community in fiscal 2014 and $0.3 million in management fees on the community in each of fiscal 2013 and 2012.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SHPIII/CSL Levis Commons:    In December 2007, the Company and SHPIII entered into SHPIII/CSL Levis Commons to develop a senior housing community near Toledo, Ohio. Under the joint venture and related agreements, the Company earned development and management fees and could receive incentive distributions. The Company has contributed $0.8 million to SHPIII/CSL Levis Commons for its 10% interest. The Company accounted for its investment in SHPIII/CSL Levis Commons under the equity method of accounting and the Company recognized earnings (losses) in the equity of SHPIII/CSL Levis Commons of $25,400, $33,000, and $(9,000) in fiscal 2014, 2013, and 2012, respectively. The Company earned $0.1 million, $0.3 million, and $0.2 million in management fees on the community in fiscal 2014, 2013 and 2012, respectively.

On June 30, 2014, the Company closed the SHPIII/CSL Transaction and acquired 100% of the member interests in these joint ventures. For additional information refer to Note 4, “Acquisitions.”

16.	Allowance for Doubtful Accounts

The components of the allowance for doubtful accounts are as follows (in thousands):

	December 31,
	2014	2013	2012
Balance at beginning of year	$1,900	$1,825	$1,705
Provision for bad debts, net of recoveries	717	497	749
Write-offs and other	(296)	(422)	(629)

Balance at end of year	$2,321	$1,900	$1,825

17.	Leases

The Company currently leases 50 senior living communities from certain real estate investment trusts (“REITs”). The lease terms are generally for 10-15 years with renewal options for 5-20 years at the Company’s option. Under these lease agreements, the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes.

Ventas

As of December 31, 2014, the Company leased 11 senior living facilities from Ventas, Inc. (“Ventas”). During the second quarter of fiscal 2012, the Company executed a lease amendment with Ventas whereby all of the leased communities in the Ventas lease portfolio were modified to be coterminous expiring on September 30, 2020, with two five-year renewal extensions available at the Company’s option. The initial lease rates under each of the Ventas Lease Agreements range from 6.75% to 8% and are subject to certain conditional escalation clauses which will be recognized when probable or incurred. The Company incurred $3.0 million in lease acquisition costs related to the Ventas Lease Agreements. These deferred lease acquisition costs are being amortized over the lease terms and are included in facility lease expense in the Company’s Consolidated Statement of Operations and Comprehensive loss. The Company accounts for nine of the Ventas Lease Agreements as an operating lease and two as a Capital lease and financing obligation.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

HCP

As of December 31, 2014, the Company leased 15 senior living facilities from HCP, Inc. (“HCP”). Effective November 11, 2013, the Company executed a third amendment to the master lease agreement with HCP to facilitate a $3.3 million capital improvement project for nine properties within the HCP lease portfolio, which extended the initial lease with respect to such properties until October 31, 2020. The remaining six communities in the HCP lease portfolio currently expire May 2016. The HCP Lease Agreements each have two 10-year renewal extensions available at the Company’s option. The initial lease rates under the HCP Lease Agreements range from 7.25% to 8% and are subject to certain conditional escalation clauses, which will be recognized when probable or incurred. The Company incurred $1.5 million in lease acquisition costs related to the HCP Lease Agreements. These deferred lease acquisition costs are being amortized over the lease terms and are included in facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company accounts for each of the HCP Lease Agreements as an operating lease.

HCN

As of December 31, 2013, the Company leased 24 senior living facilities from Health Care REIT, Inc. (“HCN”). The HCN Lease Agreements each have an initial term of 15 years, with one 15-year renewal extension available at the Company’s option. The initial lease rates under the HCN Lease Agreements range from 7.25% to

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.5% and are subject to certain conditional escalation clauses, which will be recognized when probable or incurred. The initial terms on the HCN Lease Agreements expire on various dates through April 2026. The Company incurred $2.1 million in lease acquisition costs related to the HCN Lease Agreements. These deferred lease acquisition costs are being amortized over the initial 15-year lease terms and are included in facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company accounts for each of the HCN Lease Agreements as an operating lease.

The following table summarizes each of the Company’s facility lease agreements as of December 31, 2014 (dollars in millions):

Landlord	Date of Lease	Number of Communities	Value of Transaction	Term	Initial Lease Rate(1)		Lease Acquisition Costs(2)	Deferred Gains / Lease Concessions(3)
Ventas	September 30, 2005	6	$84.6	(4) (Two five-year renewals)	8%		$1.4	$4.6
Ventas	October 18, 2005	1	19.5	(4) (Two five-year renewals)	8%		0.2	—
Ventas	June 8, 2006	1	19.1	(4) (Two five-year renewals)	8%		0.4	—
Ventas	January 31, 2008	1	5.0	(4) (Two five-year renewals)	7.75%		0.2	—
Ventas	June 27, 2012	2	43.3	(4) (Two five-year renewals)	6.75%		0.8	—
HCP	May 1, 2006	3	54.0	(5) (Two ten-year renewals)	8%		0.3	12.8
HCP	May 31, 2006	6	43.0	10 years (Two ten-year renewals)	8%		0.2	0.6
HCP	December 1, 2006	4	51.0	(5) (Two ten-year renewals)	8%		0.7	—
HCP	December 14, 2006	1	18.0	(5) (Two ten-year renewals)	7.75%		0.3	—
HCP	April 11, 2007	1	8.0	(5) (Two ten-year renewals)	7.25	%0.1		—
HCN	April 16, 2010	5	48.5	15 years (One 15-year renewal)	8.25%		0.6	0.8
HCN	May 1, 2010	3	36.0	15 years (One 15-year renewal)	8.25%		0.2	0.4
HCN	September 10, 2010	12	104.6	15 years (One 15-year renewal)	8.50%		0.4	2.0
HCN	April 8, 2011	4	141.0	15 years (One 15-year renewal)	7.25%		0.9	16.3

Subtotal							6.7	37.5
Accumulated amortization through December 31, 2014							(3.5)	—
Accumulated deferred gains / lease concessions recognized through December 31, 2014							—	(18.0)

Net lease acquisition costs / deferred gains / lease concessions as of December 31, 2014							$3.2	$19.5

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as set forth in each respective lease agreement.

(2)	Lease acquisition costs are being amortized over the respective initial lease terms.

(3)	Deferred gains of $34.9 million and lease concessions of $2.6 million are being recognized in the Company’s Consolidated Statements of Operations and Comprehensive Loss as a reduction in facility lease expense over the respective initial lease terms. Lease concessions of $0.6 million relate to the transaction with HCP on May 31, 2006, and $2.0 million relate to the transaction with HCN on September 10, 2010.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Effective June 27, 2012, the Company executed a lease amendment with Ventas. All of the leased communities in the Ventas lease portfolio were modified to be coterminous expiring on September 30, 2020, with two 5-year renewal extensions available at the Company’s option.

(5)	On November 11, 2013, the Company executed a third amendment to the master lease agreement associated with nine of its leases with HCP to facilitate a $3.3 million capital improvement project for one of the leased properties and extend the respective lease terms through October 31, 2020, with two 10-year renewal extensions available at the Company’s option.

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

The Company incurred $60.9 million, $58.8 million, and $58.5 million in lease expense during fiscal 2014, 2013, and 2012, respectively. Future minimum lease commitments as of December 31, 2014, are as follows (in thousands):

2015	$63,487
2016	60,657
2017	59,221
2018	59,224
2019	59,206
Thereafter	194,136

$495,931

At December 31, 2014 and 2013, the Company had gross deferred lease costs of $6.7 million. Accumulated amortization at December 31, 2014 and 2013 was $3.5 million and $3.1 million, respectively, and amortization expense is expected to be approximately $0.4 million in each of the next five fiscal years. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at December 31, 2014 and 2013.

18.	Quarterly Financial Information (Unaudited)

The following table presents certain unaudited quarterly financial information for each of the four quarters ended December 31, 2014 and 2013. This information has been prepared on the same basis as the audited consolidated financial statements of the Company and include, in the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the audited consolidated financial statements of the Company.

	2014 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Total revenues	$91,857	$93,425	$98,483	$100,160
Income from operations	2,615	3,149	2,679	5,457
Net loss and comprehensive loss	(4,647)	(9,819)	(5,759)	(3,901)
Net loss per share, basic	$(0.16)	$(0.34)	$(0.20)	$(0.13)
Net loss per share, diluted	$(0.16)	$(0.34)	$(0.20)	$(0.13)
Weighted average shares outstanding, basic	28,146	28,298	28,371	28,387
Weighted average shares outstanding, fully diluted	28,146	28,298	28,371	28,387

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2013 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Total revenues	$86,225	$87,219	$87,983	$88,935
Income from operations	2,763	2,963	2,900	2,624
Net loss and comprehensive loss	(2,076)	(2,070)	(9,963)	(2,395)
Net loss per share, basic	$(0.07)	$(0.07)	$(0.35)	$(0.08)
Net loss per share, diluted	$(0.07)	$(0.07)	$(0.35)	$(0.08)
Weighted average shares outstanding, basic	27,584	27,809	27,911	27,949
Weighted average shares outstanding, fully diluted	27,584	27,809	27,911	27,949

19.	Subsequent Events

Effective January 22, 2015, the Company closed the sale of four senior living communities for $36.5 million and received approximately $18.0 million in net proceeds after relieving the debt associated with the communities and paying customary transaction and closing costs. The communities sold were comprised of 547 independent living units.

Effective January 13, 2015, the Company closed the acquisition of one senior living community located in Green Bay, Wisconsin, for approximately $18.3 million. The community consists of 78 assisted living units. The Company obtained financing from Fannie Mae for approximately $14.1 million of the acquisition price at a fixed rate of 4.35% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources. The Company has not yet completed its initial purchase price allocation for this transaction.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Capital Senior Living Corporation

We have audited Capital Senior Living Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Capital Senior Living Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Capital Senior Living Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital Senior Living Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 27, 2015, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Dallas, Texas

February 27, 2015

INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

Exhibit Number		Description
3.1	—	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registration Statement No.333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)

3.1.1	—	Amendment to Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

3.2	—	Second Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 8, 2013.)

4.1	—	1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation, as amended (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on December 3, 1999, by the Company with Securities and Exchange Commission.)

4.2	—	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

4.3	—	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

4.4	—	Rights Agreement, dated as of February 25, 2010, by and between Capital Senior Living Corporation and Mellon Investor Services LLC, including all exhibits thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 26, 2010).

4.5	—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock, par value $0.01 per share (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K on February 26, 2010).

4.6	—	Form of Right Certificate (included as Exhibit B to the Rights Agreement, which is Exhibit 4.4 hereto, as amended pursuant to the First Amendment to Rights Agreement, which is Exhibit 4.8 hereto, and incorporated herein by reference).

4.7	—	Form of Summary of Rights (included as Annex A to the First Amendment to Rights Agreement, which is Exhibit 4.8 hereto, and incorporate herein by reference).

4.8	—	First Amendment to Rights Agreement, dated as of March 5, 2013, by and between the Company and Computershare Shareowner Services LLC (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 8, 2013.)

10.1	—	1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation, as amended (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on December 3, 1999, by the Company with Securities and Exchange Commission.)

10.1.1	—	Form of Stock Option Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed on December 3, 1999, by the Company with Securities and Exchange Commission.)

Exhibit Number		Description
10.2	—	Employment Agreement, dated as of November 1, 1996, by and between Capital Senior Living Corporation and Lawrence A. Cohen (Incorporated by reference to Exhibit 10.11 from the Registration Statement No. 333-33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.)

10.3	—	Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and David R. Brickman (Incorporated by reference to Exhibit 10.12 to the Registration Statement No. 333-33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.)

10.4	—	Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and Keith N. Johannessen (Incorporated by reference to Exhibit 10.13 from the Registration Statement No. 333-33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.

10.5	—	Agreement of Limited Partnership of Triad Senior Living II, L.P. dated September 23, 1998 (Incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.)

10.6	—	Agreement of Limited Partnership of Triad Senior Living III, L.P. dated November 10, 1998 (Incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.)

10.7	—	Agreement of Limited Partnership of Triad Senior Living IV, L.P. dated December 22, 1998 (Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.)

10.8	—	Employment Agreement, dated May 26, 1999, by and between Lawrence A. Cohen and Capital Senior Living Corporation (Incorporated by reference to the Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

10.9	—	Employment Agreement, dated May 25, 1999, by and between Ralph A. Beattie and Capital Senior Living Corporation (Incorporated by reference to the Exhibit 10.76 to the Company’s Annual Report on Form 10-K, dated March 30, 2000, filed by the Company with the Securities and Exchange Commission.)

10.10	—	Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, L.P. (Incorporated by reference to the Exhibit 10.78 to the Company’s Annual Report on Form 10-K, dated March 30, 2000, filed by the Company with the Securities and Exchange Commission.)

10.10.1	—	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, LP. (Incorporated by reference to the Exhibit 10.10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed by the Company with the Securities and Exchange Commission.)

10.11	—	First Amendment to Triad II Partnership Agreement (Incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K, dated August 15, 2000, filed by the Company with the Securities and Exchange Commission.)

10.12	—	Support Agreement dated as of September 11, 2002 by and between Capital Senior Living, Inc., Triad I, Triad II, Triad III, Triad IV and Triad V. (Incorporated by reference to Exhibit 10.102 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed by the Company with the Securities and Exchange Commission.)

Exhibit Number		Description
10.13	—	Second Amendment to the Employment Agreement of Lawrence A. Cohen, dated January 27, 2003 by and between Lawrence A. Cohen and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.106 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.14	—	First Amendment to the Employment Agreement of Keith N. Johannessen, dated January 17, 2003 by and between Keith N. Johannessen and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.107 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.15	—	First Amendment to the Employment Agreement of Ralph A. Beattie, dated January 21, 2003 by and between Ralph A. Beattie and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.108 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.16	—	Second Amendment to the Employment Agreement of David R. Brickman, dated January 27, 2003 by and between David R. Brickman and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.109 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.17	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living I, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.110 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.17.1	—	Amended and Restated Draw Promissory Note (Fairfield), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.111.1 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.17.2	—	Amended and Restated Draw Promissory Note (Oklahoma City), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.111.2 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.17.3	—	Amended and Restated Draw Promissory Note (Plano), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.111.3 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.18	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living III, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.112 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.19	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living IV, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.113 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.20	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living V, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.114 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.21	—	Form of Restricted Stock Award Under the 1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated February 10, 2005, filed by the Company with the Securities and Exchange Commission.)

Exhibit Number		Description
10.22	—	Master Lease Agreement, dated June 30, 2005, between Ventas Amberleigh, LLC and Capital Senior Management 2, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, dated June 30, 2005, filed by the Company with the Securities and Exchange Commission on July 11, 2005.)

10.23	—	Schedule identifying substantially identical agreements to Exhibit 10.63 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, dated June 30, 2005, filed by the Company with the Securities and Exchange Commission on July 11, 2005.)

10.24	—	Loan Agreement, dated July 18, 2005, by Capital Senior Living Peoria, LLC and GMAC Commercial Mortgage Bank (Incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 18, 2005, filed by the Company with the Securities and Exchange Commission.)

10.25	—	Schedule identifying substantially identical agreements to Exhibit 10.65 (Incorporated by reference to the Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated July 18, 2005, filed by the Company with the Securities and Exchange Commission.)

10.26	—	Master Lease Agreement, dated October 18, 2005, between Ventas Georgetowne, LLC and Capital Senior Management 2, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 18, 2005, filed by the Company with the Securities and Exchange Commission.)

10.27	—	Schedule identifying substantially identical agreements to Exhibit 10.70 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 7, 2006, filed by the Company with the Securities and Exchange Commission.)

10.28	—	Master Lease Agreement, dated May 31, 2006, between subsidiaries of the Company and HCP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.)

10.29	—	Lease, dated May 31, 2006, between subsidiaries of the Company and HCP regarding the Crosswood Oaks Facility in Citrus Heights, California (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.)

10.30	—	Schedule identifying substantially identical agreements to Exhibit 10.73 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.)

10.31	—	Multifamily Note, dated June 9, 2006, executed by Triad Senior Living II, L.P. in favor of Capmark. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 9, 2006, filed by the Company with the Securities and Exchange Commission.)

10.32	—	Schedule identifying substantially identical agreements to Exhibit 10.75 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 9, 2006, filed by the Company with the Securities and Exchange Commission.)

10.33	—	Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing, dated June 9, 2006, by Triad Senior Living II, L.P. to Ed Stout, as trustee, for the benefit of Capmark. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated June 9, 2006, filed by the Company with the Securities and Exchange Commission.)

10.34	—	Loan Agreement, dated June 20, 2006, by and between Triad Senior Living III, L.P. and Capmark Bank. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 20, 2006, filed by the Company with the Securities and Exchange Commission.)

10.35	—	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-8, dated May 31, 2007, filed by the Company with the Securities and Exchange Commission.)

Exhibit Number		Description
10.36	—	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-8, dated May 31, 2007, filed by the Company with the Securities and Exchange Commission.)

10.37	—	Multifamily Note dated May 3, 2007 executed by Triad Senior Living III, L.P. in favor of Capmark Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.)

10.38	—	Schedule identifying substantially identical agreements to Exhibit 10.3 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.)

10.39	—	Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing dated May 3, 2007 by Triad Senior Living III, L.P. in favor of Chicago Title Insurance Company, as trustee for the benefit of Capmark Bank. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.)

10.40	—	Schedule identifying substantially identical agreements to Exhibit 10.5. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.)

10.41	—	Fourth Amendment to the Employment Agreement of Lawrence A. Cohen. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010.)

10.42	—	Second Amendment to the Employment Agreement of Keith N. Johannessen. (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010.)

10.43	—	Second Amendment to the Employment Agreement of Ralph A. Beattie. (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010.)

10.44	—	Master Lease Agreement, dated as of September 10, 2010, between Capital Texas S, LLC and the Landlord parties thereto. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2010.)

10.45	—	Employment Agreement, dated July 22, 2010, by and between Capital Senior Living, Inc. and Joseph G. Solari (Incorporated by reference to the Exhibit 10.50 to the Company’s Annual Report on Form 10-K, dated March 12, 2012, filed by the Company with the Securities and Exchange Commission.)

10.46	—	Employment Agreement, dated April 25, 2014, by and between Capital Senior Living, Inc. and Carey P. Hendrickson (Incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 28, 2014, filed by the Company with the Securities and Exchange Commission.)

10.47	—	Separation Agreement and Full and Final Release of All Claims, dated as of April 22, 2014, by and between Capital Senior Living Corporation and Ralph A. Beattie (Incorporated by reference to the Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed by the Company with the Securities and Exchange Commission.)

10.48	—	Consulting Agreement, dated as of April 22, 2014, between Capital Senior Living Corporation and Ralph A. Beattie (Incorporated by reference to the Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed by the Company with the Securities and Exchange Commission.)

*21.1	—	Subsidiaries of the Company

Exhibit Number		Description
*23.1	—	Consent of Ernst & Young LLP

*31.1	—	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

*31.2	—	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

*32.1	—	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Carey P. Hendrickson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema Document

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.