Form 10-Q
period 2015-03-31
CAPITAL SENIOR LIVING CORP
filed 2015-05-06
CIK 1043000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 1, 2015, the Registrant had 29,482,203 outstanding shares of its Common Stock, $0.01 par value, per share.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,073	$39,209
Restricted cash	12,246	12,241
Accounts receivable, net	6,640	5,903
Accounts receivable from affiliates	3	5
Deferred taxes	81	460
Assets held for sale	—	35,761
Property tax and insurance deposits	8,302	12,198
Prepaid expenses and other	4,937	6,797

Total current assets	83,282	112,574
Property and equipment, net	787,988	747,613
Other assets, net	37,779	37,514

Total assets	$909,049	$897,701

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,854	$2,540
Accounts payable to affiliates	437	7
Accrued expenses	28,555	32,154
Notes payable of assets held for sale	—	15,076
Current portion of notes payable	21,953	33,664
Current portion of deferred income and resident revenue	14,547	14,603
Current portion of capital lease and financing obligations	1,062	1,054
Federal and state income taxes payable	526	219
Customer deposits	1,509	1,499

Total current liabilities	72,443	100,816
Deferred income	15,451	15,949
Capital lease and financing obligations, net of current portion	39,836	40,016
Deferred taxes	81	460
Other long-term liabilities	1,392	1,426
Notes payable, net of current portion	642,865	597,860
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares — 65,000; issued and outstanding shares 29,493 and 29,097 in 2015 and 2014, respectively	298	294
Additional paid-in capital	152,911	151,069
Retained deficit	(15,294)	(9,255)
Treasury stock, at cost – 350 shares in 2015 and 2014	(934)	(934)

Total shareholders’ equity	136,981	141,174

Total liabilities and shareholders’ equity	$909,049	$897,701

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenues:
Resident and healthcare revenue	$98,640	$90,174
Affiliated management services revenue	—	208
Community reimbursement revenue	—	1,475

Total revenues	98,640	91,857
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	60,131	55,691
General and administrative expenses	5,013	4,971
Facility lease expense	15,256	14,794
Stock-based compensation expense	1,727	1,360
Depreciation and amortization expense	12,795	10,951
Community reimbursement expense	—	1,475

Total expenses	94,922	89,242

Income from operations	3,718	2,615
Other income (expense):
Interest income	13	12
Interest expense	(8,355)	(7,137)
Write-off of deferred loan costs and prepayment premiums	(871)	—
(Loss) Gain on disposition of assets, net	(106)	4
Equity in earnings of unconsolidated joint ventures, net	—	41
Other income	1	8

Loss before provision for income taxes	(5,600)	(4,457)
Provision for income taxes	(439)	(190)

Net loss	$(6,039)	$(4,647)

Per share data:
Basic net loss per share	$(0.21)	$(0.16)

Diluted net loss per share	$(0.21)	$(0.16)

Weighted average shares outstanding — basic	28,565	28,146

Weighted average shares outstanding — diluted	28,565	28,146

Comprehensive loss	$(6,039)	$(4,647)

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net loss	$(6,039)	$(4,647)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,795	10,951
Amortization of deferred financing charges	306	320
Amortization of deferred lease costs and lease intangibles	316	308
Deferred income	(58)	(88)
Write-off of deferred loan costs and prepayment penalties	871	—
Loss (Gain) on disposition of assets, net	106	(4)
Equity in earnings of unconsolidated joint ventures, net	—	(41)
Provision for bad debts	264	238
Stock based compensation expense	1,727	1,360
Changes in operating assets and liabilities:
Accounts receivable	(1,001)	(1,763)
Accounts receivable from affiliates	2	219
Property tax and insurance deposits	3,896	3,449
Prepaid expenses and other	1,860	2,233
Other assets	(226)	438
Accounts payable	1,744	(455)
Accrued expenses	(3,599)	(3,325)
Federal and state income taxes payable	307	182
Deferred resident revenue	(496)	(228)
Customer deposits	10	202

Net cash provided by operating activities	12,785	9,349
Investing Activities
Capital expenditures	(5,503)	(3,106)
Cash paid for acquisitions	(47,810)	(14,600)
Proceeds from disposition of assets	35,672	4
Distributions from joint ventures	—	42

Net cash used in investing activities	(17,641)	(17,660)
Financing Activities
Proceeds from notes payable	80,488	11,000
Repayments of notes payable	(62,847)	(4,432)
Increase in restricted cash	(5)	(6)
Cash payments for capital lease obligations	(172)	(156)
Cash proceeds from the issuance of common stock	8	135
Excess tax benefits on stock options	111	(63)
Deferred financing charges paid	(863)	(177)

Net cash provided by financing activities	16,720	6,301

Increase (Decrease) in cash and cash equivalents	11,864	(2,010)
Cash and cash equivalents at beginning of period	39,209	13,611

Cash and cash equivalents at end of period	$51,073	$11,601

Supplemental Disclosures
Cash paid during the period for:
Interest	$7,930	$6,429

Income taxes	$18	$44

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

1. BASIS OF PRESENTATION

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates and manages senior living communities in geographically concentrated regions throughout the United States. As of March 31, 2015, the Company operated 115 senior living communities in 24 states with an aggregate capacity of approximately 14,800 residents, including 65 senior living communities which the Company owned and 50 senior living communities the Company leased. As of March 31, 2015, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company accounted for significant investments in unconsolidated companies, in which the Company had significant influence, using the equity method of accounting.

The accompanying Consolidated Balance Sheet, as of December 31, 2014, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2014, and the accompanying unaudited consolidated financial statements, as of and for the three month periods ended March 31, 2015 and 2014, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2015, results of operations for the three month periods ended March 31, 2015 and 2014, and cash flows for the three month periods ended March 31, 2015 and 2014. The results of operations for the three month period ended March 31, 2015, are not necessarily indicative of the results for the year ending December 31, 2015.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

During the fourth quarter of fiscal 2014, the Company classified four senior living communities as held for sale and determined the assets had an aggregate fair value, net of cost of disposal, that exceeded the carrying values, using level 2 inputs as defined in the accounting standards codification, and a remeasurement write-down of approximately $0.6 million was recorded to adjust the carrying values of the assets held for sale to $35.8 million at December 31, 2014. The four senior living communities were sold during the first quarter of fiscal 2015 in a single transaction for its carrying value. See further discussion at Note 4, “Dispositions.”

Lease Accounting

The Company determines whether to account for its leases as either operating, capital or financing leases depending on the underlying terms of each lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of March 31, 2015, the Company leased 50 senior living communities, 48 of which the Company classified as operating leases and two of which the Company classified as capital lease and financing obligations. The Company incurs lease acquisition costs and amortizes these costs over the term of the respective lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions, and as such, any related gains have been deferred and are being amortized over the respective lease term. Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at March 31, 2015.

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

Employee Health and Dental Benefits and Insurance Reserves

The Company offers certain full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior living communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred at March 31, 2015; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

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

Income Taxes

At March 31, 2015, the Company had recorded on its Consolidated Balance Sheet net deferred tax assets of approximately $81,000 and net deferred tax liabilities of approximately $81,000. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The effective tax rates for the first quarters of fiscal 2015 and 2014 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. During the first quarter of fiscal 2015, the Company consolidated 37 Texas communities and during the first quarter of fiscal 2014, the Company consolidated 36 Texas communities and the TMT increased the overall provision for income taxes.

Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which we expect those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this analysis, an adjustment to the valuation allowance of $2.5 million and $1.7 million was recorded during the first quarters of fiscal 2015 and 2014, respectively, to increase the valuation allowance provided to $19.8 million and $10.5 million at March 31, 2015 and 2014, respectively, and reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized. However, in the event that we were to determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period such determination was made. The benefits of the net deferred tax assets might not be realized if actual results differ from expectations.

The Company evaluates uncertain tax positions through consideration of accounting and reporting guidance on criteria, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. The Company is required to recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that such position is “more likely than not” (i.e., a greater than 50% likelihood) to be upheld on audit based only on the technical merits of the tax position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. The Company is generally no longer subject to federal and state income tax audits for tax years prior to 2011.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss remaining after allocation to unvested restricted shares by the weighted average number of common shares outstanding for the period. The calculation of diluted net loss per share excludes the net impact of unvested restricted shares and shares that could be issued under outstanding stock options as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2015	2014
Net loss	$(6,039)	$(4,647)
Net loss allocable to unvested restricted shares	(168)	(125)

Undistributed net loss attributable to common shares	$(5,871)	$(4,522)

Weighted average shares outstanding – basic	28,565	28,146
Effects of dilutive securities:
Employee equity compensation plans	—	—

Weighted average shares outstanding – diluted	28,565	28,146

Basic net loss per share	$(0.21)	$(0.16)

Diluted net loss per share	$(0.21)	$(0.16)

Awards of unvested restricted stock representing approximately 801,000 and 766,000 shares were outstanding for the three months ended March 31, 2015 and 2014, respectively, and were included in the computation of allocable net loss.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

Recently Issued Accounting Guidance

On April 7, 2015, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest- Simplifying the presentation of debt issuance costs (Subtopic 835-30). The amendments in ASU No. 2015-03 require debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 requires retrospective application and will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. As of March 31, 2015, the Company had approximately $6.3 million of debt issuance costs, net of accumulated amortization, that will be subject to this accounting standard and require reclassification on its Consolidated Balance Sheets.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 is effective for annual periods beginning after December 15, 2016. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation. The Company’s Consolidated Statements of Cash Flows now reflect changes in deferred resident revenue separately from other components of deferred income. Accordingly, the Company reclassified changes in deferred resident revenue from changes in deferred income to a separate line item within the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 to be consistent with the presentation for the three months ended March 31, 2015. This reclassification had no impact on net cash provided by operating activities.

3. ACQUISITIONS

Fiscal 2015

Effective March 27, 2015, the Company closed the acquisition of one senior living community located in Baytown, Texas, for approximately $29.6 million (the “Baytown Transaction”). The community consists of 9 independent living cottages and 120 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company obtained financing from Protective Life Insurance Company (“Protective Life”) for approximately $21.4 million of the acquisition price at a fixed interest rate of 3.55% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective January 13, 2015, the Company closed the acquisition of one senior living community located in Green Bay, Wisconsin, for approximately $18.3 million (the “Green Bay Transaction”). The community consists of 78 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company obtained financing from Fannie Mae for approximately $14.1 million of the acquisition price at a fixed interest rate of 4.35% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

As a result of these acquisitions, for which the purchase accounting is preliminary as it is subject to final valuation adjustments, the Company recorded additions to property and equipment of approximately $44.1 million and other assets, primarily consisting of in-place lease intangibles, of approximately $3.8 million within the Company’s Consolidated Balance Sheets which will be depreciated or amortized over the estimated useful lives.

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

Effective June 30, 2014, the Company acquired 100% of the members’ equity interests in SHPIII/CSL Miami, LLC (“SHPIII/CSL Miami”), SHPIII/CSL Richmond Heights, LLC (“SHPIII/CSL Richmond Heights”), and SHPIII/CSL Levis Commons, LLC (“SHPIII/CSL Levis Commons”) for approximately $83.6 million (the “SHPIII/CSL Transaction”). Prior to the acquisition, Senior Housing Partners III (“SHP III”), a fund managed by Prudential Investment maintained a 90% equity interest in each joint venture with the remaining 10% equity interest in each joint venture held by wholly owned subsidiaries of the Company. Based on the Company acquiring the remaining ownership interests of the joint ventures, the Company concluded the acquisition took the form of a “step-acquisition” or a “business combination achieved in stages.” Further, with the Company obtaining complete ownership of the joint ventures, the act of obtaining control triggered the application of the acquisition model in Accounting Standards Codification (“ASC”) 805, Business Combinations, which resulted in the equity ownership interest being remeasured at fair value and the acquired assets and assumed liabilities measured at their full fair values. The remeasurement fair value of the equity interests was determined based on the cash proceeds, including incentive distributions, received by the Company in accordance with each respective joint venture partnership agreement. Accordingly, the Company received cash proceeds of approximately $2.5 million and recognized a gain of approximately $1.5 million during the second quarter of fiscal 2014 which was reflected as a joint venture equity investment valuation gain within the Company’s Consolidated Statements of Operations and Comprehensive Loss.

On June 30, 2014, in conjunction with the SHPIII/CSL Transaction, the Company obtained approximately $16.4 million of mortgage debt from Fannie Mae for the acquisition of SHPIII/CSL Miami. The mortgage loan has a 10-year term with a fixed interest rate of 4.30% and the principal amortized over a 30-year term. The Company also obtained approximately $23.7 million of mortgage debt from Fannie Mae for the acquisition of SHPIII/CSL Richmond Heights. The mortgage loan has a 10-year term with a fixed interest rate of 4.48% and the principal amortized over a 30-year term. The Company obtained interim, interest only, financing of $21.6 million from Wells Fargo Bank, N.A. (“Wells Fargo”) for the acquisition of SHPIII/CSL Levis Commons with a variable interest rate of LIBOR plus 2.75% and a 24-month term. The balance of the acquisition price was paid from the Company’s existing cash resources. The Company incurred approximately $0.3 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss.

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

As a result of these acquisitions, during fiscal 2014 the Company recorded additions to property and equipment of approximately $146.1 million and other assets of approximately $14.1 million, primarily consisting of in-place lease intangibles, within the Company’s Consolidated Balance Sheets which will be depreciated or amortized over the estimated useful lives. The purchase accounting for the Canton Transaction which closed during the fourth quarter of fiscal 2014, was preliminary as it was subject to final valuation adjustments. During the first quarter of fiscal 2015, final valuation adjustments resulted in the Company reclassifying approximately $0.4 million from other assets to property and equipment and the 2014 Consolidated Balance Sheet has been recast to reflect the final purchase price allocation.

4. DISPOSITIONS

Effective January 22, 2015, the Company closed a transaction to sell four of its senior living communities located in Oklahoma City, OK, Shreveport, LA, Southfield, MI, and Winston-Salem, NC, in a single transaction for approximately $36.5 million (the “Four Property Sale Transaction”). As a result of the sale, the outstanding mortgage debt on the Company’s senior living communities located in Oklahoma City and Shreveport was repaid without incurring any prepayment penalties as these notes were short-term, bridge loan interim financing. However, the mortgage loan associated with the Company’s senior living community located in Winston-Salem could not be prepaid under the existing loan agreement as it did not offer a prepayment provision. Additionally, this mortgage loan was cross-collateralized with another mortgage loan on one of the Company’s senior living communities located in Peoria, IL, which also did not offer a prepayment provision. Therefore, the Company determined it would defease the Winston-Salem and Peoria mortgage loans by acquiring certain treasury securities to serve as collateral for the outstanding principal balance as of the date of the sale until the note matures on September 1, 2015. The Company contracted with a third party trust to assume the mortgage debt and assigned all of its rights to the treasury securities to serve as collateral until the balance remaining comes due. Based on this structure, the Company concluded it met the requirements to report the debt transaction as a legal defeasance which resulted in the Company removing the respective assets and liabilities from its Consolidated Balance Sheet during the first quarter of fiscal 2015 when the transaction closed. The Company had reported these assets as held for sale at December 31, 2014, and recorded a remeasurement write-down of $0.6 million to adjust the carrying values of these assets to the sales price, less costs to sale.

5. DEBT TRANSACTIONS

On March 27, 2015, in conjunction with the Baytown Transaction, the Company obtained approximately $21.4 million of mortgage debt from Protective Life. The new mortgage loan has a 10-year term with a 3.55% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which are being amortized over 10 years.

On March 5, 2015, the Company refinanced an interim, interest only variable rate mortgage loan totaling approximately $21.6 million from Wells Fargo on one of its senior living communities located in Toledo, Ohio. The Company obtained approximately $21.8 million of mortgage debt from Fannie Mae to replace the Wells Fargo interim financing. This new mortgage loan has a 10-year term with a fixed interest rate of 3.84% and the principal amortized over 30-years. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which are being amortized over the loan term. As a result of the refinance, the Company received approximately $0.2 million in cash proceeds. Due to the early repayment, the Company accelerated the amortization of approximately $79,000 in unamortized deferred financing costs and incurred additional prepayment fees totaling approximately $55,000.

On February 17, 2015, the Company obtained new permanent mortgage financing totaling approximately $23.2 million from Fannie Mae on one of its owned senior living communities located in Peoria, Illinois. The new financing replaced a mortgage loan previously scheduled to mature on September 1, 2015, which was defeased by the Company on January 21, 2015, in conjunction with the Four Property Sale Transaction. This new mortgage loan has a 10-year term with a fixed interest rate of 3.85% and the principal amortized over 30 years. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which are being amortized over the loan term. As a result of the Peoria financing, the Company repaid existing mortgage debt on two owned properties totaling approximately $14.1 million. Due to the early repayment, the Company accelerated the amortization of approximately $0.1 million in unamortized deferred financing costs.

On January 13, 2015, in conjunction with the Green Bay Transaction, the Company obtained approximately $14.1 million of mortgage debt from Fannie Mae. The new mortgage loan has a 10-year term with a 4.35% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which are being amortized over 10 years.

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

The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At March 31, 2015 and December 31, 2014, these communities carried a total net book value of approximately $727.5 million and $732.5 million, respectively, with total mortgage loans outstanding of approximately $661.9 million and $642.5 million, respectively.

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the terms of the respective notes. At March 31, 2015 and December 31, 2014, the Company had gross deferred loan costs of approximately $8.4 million and $8.5 million, respectively. Accumulated amortization was approximately $2.0 million and $2.4 million at March 31, 2015 and December 31, 2014, respectively.

6. EQUITY

Preferred Stock

The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Company’s board of directors without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of March 31, 2015 and December 31, 2014.

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

On May 8, 2007, the Company’s stockholders approved the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (as amended, the “2007 Plan”), which provides for, among other things, the grant of restricted stock awards and stock options to purchase shares of the Company’s common stock. The 2007 Plan currently authorizes the Company to issue up to 2.6 million shares of common stock and the Company has reserved shares of common stock for future issuance pursuant to awards under the 2007 Plan. If the Company’s stockholder’s approve an amendment to the 2007 Plan at the Company’s 2015 Annual Meeting, the number of authorized shares of common stock under the 2007 Plan will be increased by an additional 2.0 million shares to 4.6 million shares. Effective May 8, 2007, the 1997 Omnibus Stock and Incentive Plan (as amended, the “1997 Plan”) was terminated and no additional shares will be granted under the 1997 Plan. The Company has reserved shares of common stock for future issuance upon the exercise of stock options that remain outstanding pursuant to the 1997 Plan.

Stock Options

Although the Company has not granted stock options in recent years, the Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for employees, officers and directors and to more closely align stockholder and employee interests. The Company’s stock options generally vest over a period of one to five years and the related expense is amortized on a straight-line basis over the vesting period.

A summary of the Company’s stock option activity and related information for the three-month period ended March 31, 2015, is presented below:

	Outstanding at Beginning of Period	Granted	Exercised	Forfeited	Outstanding at End of Period	Options Exercisable
Shares	6,000	—	—	—	6,000	6,000
Weighted average exercise price	$8.44	$—	$—	$—	$8.44	$8.44

The options outstanding and the options exercisable at March 31, 2015, each had an intrinsic value of approximately $0.1 million.

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

The Company recognizes compensation expense of a restricted stock award over its respective vesting or performance period based on the fair value of the award on the grant date, net of forfeitures. A summary of the Company’s restricted stock awards activity and related information for the three-month period ended March 31, 2015, is presented below:

	Outstanding at Beginning of Period	Granted	Vested	Cancelled	Outstanding at End of Period
Shares	702,718	397,000	298,401	673	800,644

The restricted stock outstanding at March 31, 2015, had an intrinsic value of approximately $20.8 million.

During the three months ended March 31, 2015, the Company awarded 397,000 shares of restricted common stock to certain employees of the Company, of which 130,000 shares were subject to performance-based vesting conditions. Of the shares subject to performance-based vesting conditions, 78,000 are contingent upon shareholder approval of the Second Amendment to the Company’s 1997 Plan. The average market value of the common stock on the date of grant was $24.28. These awards of restricted stock vest over a one to four-year period and had an intrinsic value of approximately $9.6 million on the date of grant.

Stock Based Compensation

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk free interest rate. The expected volatility used by the Company is based primarily on an analysis of historical prices of the Company’s common stock. The expected term of options granted is based primarily on historical exercise and vesting patterns on the Company’s outstanding stock options. The risk free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not currently plan to pay dividends on its common stock and therefore has used a dividend yield of zero in determining the fair value of its awards. The option forfeiture rate assumption used by the Company, which affects the expense recognized as opposed to the fair value of the awards, is based primarily on the Company’s historical option forfeiture patterns. The Company issued no stock options during each of the first quarters of fiscal 2015 and 2014.

The Company has total stock-based compensation expense, including estimated forfeitures, of $13.9 million, which was not recognized as of March 31, 2015, and expects this expense to be recognized over approximately a one-year period for performance stock awards and a three to four-year period for nonperformance stock awards.

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

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of financial instruments at March 31, 2015, and December 31, 2014, are as follows (in thousands):

	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$51,073	$51,073	$39,209	$39,209
Restricted cash	12,246	12,246	12,241	12,241
Notes payable	664,818	698,651	646,600	647,449

The following methods and assumptions were used in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents and Restricted cash: The carrying amounts reported in the Company’s Consolidated Balance Sheets for cash and cash equivalents and restricted cash approximate fair value, which represent level 1 inputs as defined in the accounting standards codification.

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

Overview

The following discussion and analysis addresses (i) the Company’s results of operations for the three months ended March 31, 2015 and 2014, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

As of March 31, 2015, the Company operated 115 senior living communities in 24 states with an aggregate capacity of approximately 14,800 residents, including 65 senior living communities which the Company owned and 50 senior living communities the Company leased. As of March 31, 2015, the Company also operated one home care agency.

Significant Financial and Operational Highlights

The Company primarily derives its revenue by providing senior living and healthcare services to the elderly and operating senior living communities under joint venture arrangements. When comparing the first quarter of fiscal 2015 to the first quarter of fiscal 2014, the Company generated total revenues of approximately $98.6 million compared to total revenues of approximately $91.9 million, respectively, representing an increase of approximately $6.8 million, or 7.4%. The increase in revenues primarily results from the senior living communities acquired by the Company subsequent to the first quarter of fiscal 2014.

The weighted average financial occupancy rate for our consolidated communities for the first quarters of fiscal 2015 and 2014 was 86.9% and 86.5%, respectively. In addition to the increase in consolidated occupancies, we also experienced an increase in average monthly rental rates for our consolidated communities of 5.3% when comparing the first quarter of fiscal 2015 to the first quarter of fiscal 2014. On a same-store basis, the weighted average financial occupancy rate for our consolidated communities remained relatively unchanged at 86.7% when comparing the first quarter of fiscal 2015 to the first quarter of fiscal 2014. However, we experienced an increase in average monthly rental rates for our consolidated same-store communities of 2.5% when comparing the first quarter of fiscal 2015 to the first quarter of fiscal 2014.

Effective March 27, 2015, the Company closed the Baytown Transaction for approximately $29.6 million. The community consists of 9 independent living cottages and 120 assisted living units. The Company obtained financing from Protective Life for approximately $21.4 million of the acquisition price at a fixed interest rate of 3.55% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

On March 5, 2015, the Company refinanced an interim, interest only variable rate mortgage loan totaling approximately $21.6 million from Wells Fargo on one of its senior living communities located in Toledo, Ohio. The Company obtained approximately $21.8 million of mortgage debt from Fannie Mae to replace the Wells Fargo interim financing. This new mortgage loan has a 10-year term with a fixed interest rate of 3.84% and the principal amortized over 30-years.

On February 17, 2015, the Company obtained new permanent mortgage financing totaling approximately $23.2 million from Fannie Mae on one of its owned senior living communities located in Peoria, Illinois. The new financing replaced a mortgage loan previously scheduled to mature on September 1, 2015, which was defeased by the Company on January 21, 2015, in conjunction with the Four Property Sale Transaction. This new mortgage loan has a 10-year term with a fixed interest rate of 3.85% and the principal amortized over 30 years. As a result of the Peoria financing, the Company repaid existing mortgage debt on two owned properties totaling approximately $14.1 million.

Effective January 22, 2015, the Company closed the Four Property Sale Transaction for approximately $36.5 million. As a result of the sale, the outstanding mortgage debt on the Company’s senior living communities located in Oklahoma City and Shreveport was repaid without incurring any prepayment penalties as these notes were short-term, bridge loan interim financing. However, the mortgage loan associated with the Company’s senior living community located in Winston-Salem could not be prepaid under the existing loan agreement as it did not offer a prepayment provision. Therefore, the Company determined it would defease the mortgage loan by acquiring certain treasury securities to serve as collateral for the outstanding principal balance as of the date of the sale until the note matures on September 1, 2015. The Company contracted with a third party trust to assume the mortgage debt and assigned all of its rights to the treasury securities to serve as collateral until the balance remaining comes due. Based on this structure, the Company concluded it met the requirements to report the debt transaction as a legal defeasance which resulted in the Company removing the respective assets and liabilities from its Consolidated Balance Sheet during the first quarter of fiscal 2015 when the transaction closed.

Effective January 13, 2015, the Company closed the Green Bay Transaction for approximately $18.3 million. The community consists of 78 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company obtained financing from Fannie Mae for approximately $14.1 million of the acquisition price at a fixed interest rate of 4.35% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Facility Lease Transactions

The Company currently leases 50 senior living communities from certain real estate investment trusts (“REITs”), 48 of which are accounted for as operating leases and two of which are accounted for as capital lease and financing obligations. The lease terms are generally for 10-15 years with renewal options for an additional 5-20 years at the Company’s option. Under these agreements, the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. The following table summarizes each of the Company’s facility lease agreements as of March 31, 2015 (dollars in millions):

Landlord	Date of Lease	Number of Communities	Value of Transaction	Term	Initial Lease Rate (1)	Lease Acquisition and Modification Costs (2)	Deferred Gains / Lease Concessions (3)

Ventas	September 30, 2005	6	$84.6	(4) (Two five-year renewals)	8%	$1.4	$4.6
Ventas	October 18, 2005	1	19.5	(4) (Two five-year renewals)	8%	0.2	—
Ventas	June 8, 2006	1	19.1	9.5 years (Two five-year renewals)	8%	0.4	—
Ventas	January 31, 2008	1	5.0	(4) (Two five-year renewals)	7.75%	0.2	—
Ventas	June 27, 2012	2	43.3	(4) (Two five-year renewals)	6.75%	0.8	—
HCP	May 1, 2006	3	54.0	(5) (Two ten-year renewals)	8%	0.3	12.8
HCP	May 31, 2006	6	43.0	10 years (Two ten-year renewals)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	(5) (Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	(5) (Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	(5) (Two ten-year renewals)	7.25%	0.1	—
HCN	April 16, 2010	5	48.5	15 years (One 15-year renewal)	8.25%	0.6	0.8
HCN	May 1, 2010	3	36.0	15 years (One 15-year renewal)	8.25%	0.2	0.4
HCN	September 10, 2010	12	104.6	15 years (One 15-year renewal)	8.50%	0.4	2.0
HCN	April 8, 2011	4	141.0	15 years (One 15-year renewal)	7.25%	0.9	16.3

Subtotal						6.7	37.5
Accumulated amortization through March 31, 2015						(3.6)	—
Accumulated deferred gains / lease concessions recognized through March 31, 2015						—	(18.6)

Net lease acquisition costs / deferred gains / lease concessions as of March 31, 2015						$3.1	$18.9

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as set forth in each respective lease agreement.
(2)	Lease acquisition and modification costs are being amortized over the respective lease terms.
(3)	Deferred gains of $34.9 million and lease concessions of $2.6 million are being recognized in the Company’s Consolidated Statements of Operations and Comprehensive Loss as a reduction in facility lease expense over the respective initial lease term. Lease concessions of $0.6 million relate to the lease transaction with HCP, Inc. (“HCP”) on May 31, 2006, and of $2.0 million relate to the lease transaction with Health Care REIT, Inc. (“HCN”) on September 10, 2010.
(4)	Effective June 27, 2012, the Company closed the lease transaction with Ventas, Inc. (“Ventas”). All of the leased communities in the Ventas lease portfolio were modified to be coterminous expiring on September 30, 2020, with two 5-year renewal extensions available at the Company’s option.
(5)	On November 11, 2013, the Company executed a third amendment to the master lease agreement associated with nine of its leased communities with HCP to facilitate a $3.3 million capital improvement project for one of the leased properties and extend the respective lease terms through October 31, 2020, with two 10-year renewal extensions available at the Company’s option.

Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at March 31, 2015 and December 31, 2014.

Recent Accounting Developments

On April 7, 2015, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest- Simplifying the presentation of debt issuance costs (Subtopic 835-30). The amendments in ASU No. 2015-03 require debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 requires retrospective application and will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. As of March 31, 2015, the Company had approximately $6.3 million of debt issuance costs, net of accumulated amortization, that will be subject to this accounting standard and require reclassification on its Consolidated Balance Sheets.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 is effective for annual periods beginning after December 15, 2016. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures.

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

	Three Months Ended March 31,
	2015		2014
	$	%	$	%
Revenues:
Resident and healthcare revenue	$98,640	100.0	$90,174	98.2
Affiliated management service revenue	—	—	208	0.2
Community reimbursement revenue	—	—	1,475	1.6

Total revenues	98,640	100.0	91,857	100.0
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization shown below)	60,131	60.9	55,691	60.7
General and administrative expenses	5,013	5.1	4,971	5.4
Facility lease expense	15,256	15.5	14,794	16.1
Stock-based compensation expense	1,727	1.7	1,360	1.5
Depreciation and amortization expense	12,795	13.0	10,951	11.9
Community reimbursement expense	—	—	1,475	1.6

Total expenses	94,922	96.2	89,242	97.2

Income from operations	3,718	3.8	2,615	2.8
Other income (expense):
Interest income	13	0.0	12	0.0
Interest expense	(8,355)	(8.5)	(7,137)	(7.8)
Write-off of deferred loan costs and prepayment premiums	(871)	(0.9)	—	—
(Loss) Gain on disposition of assets, net	(106)	(0.1)	4	0.0
Equity in the earnings of unconsolidated joint ventures, net	—	—	41	0.0
Other income	1	0.0	8	0.0

Loss before provision for income taxes	(5,600)	(5.7)	(4,457)	(4.9)
Provision for income taxes	(439)	(0.4)	(190)	(0.2)

Net loss	$(6,039)	(6.1)	$(4,647)	(5.1)

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Revenues.

Total revenues were $98.6 million for the three months ended March 31, 2015, compared to $91.9 million for the three months ended March 31, 2014, representing an increase of $6.8 million, or 7.4%. This increase in revenue is primarily the result of an increase in resident and healthcare revenue of $8.5 million, partially offset by a decrease in affiliated management service revenue of $0.2 million and a decrease in community reimbursement revenue of $1.5 million.

•	The increase in resident and healthcare revenue primarily results from an increase of $9.4 million from the senior living communities acquired by the Company during or subsequent to the first quarter of fiscal 2014 and an increase of $1.0 million due to a 2.5% increase in average monthly rental rates at the Company’s other consolidated same-store communities, partially offset by a decrease of $1.9 million due to the Four Property Sale Transaction.

•	Affiliated management service revenue is comprised of management fees earned from unconsolidated joint ventures that the Company operated under management agreements. On June 30, 2014, the Company closed the SHPIII/CSL Transaction and acquired 100% of the member interests in these joint ventures.

•	Community reimbursement revenue is comprised of reimbursable expenses from unconsolidated joint ventures that the Company operated under long-term management agreements. On June 30, 2014, the Company closed the SHPIII/CSL Transaction and acquired 100% of the member interests in these joint ventures.

Expenses.

Total expenses were $94.9 million in the first quarter of fiscal 2015 compared to $89.2 million in the first quarter of fiscal 2014, representing an increase of $5.7 million, or 6.4%. This increase is primarily the result of a $4.4 million increase in operating expenses, a $1.8 million increase in depreciation and amortization expense, a $0.5 million increase in facility lease expense, and a $0.4 million increase in stock-based compensation expense, partially offset by a $1.5 million decrease in community reimbursement expense.

•	The increase in operating expenses primarily results from an increase of $5.8 million from the senior living communities acquired by the Company during or subsequent to the first quarter of fiscal 2014, partially offset by a decrease of $1.2 million due to the Four Property Sale Transaction and a decrease of $0.2 million in operating costs at the Company’s other consolidated same-store communities.

•	The increase in depreciation and amortization expense primarily results from an increase of $5.1 million from senior living communities acquired by the Company during or subsequent to the first quarter of fiscal 2014, partially offset by a decrease in in-place lease amortization of $3.4 million from senior living communities acquired by the Company prior to the first quarter of fiscal 2014.

•	The increase in facility lease expense primarily results from contingent annual rental rate escalations for certain existing leases. As of March 31, 2015, the Company had net deferred gains on sale/leaseback transactions of approximately $17.5 million that are being recognized into income as a reduction to facility lease expense over their respective initial lease terms.

•	The increase in stock-based compensation expense of $0.4 million results from the accelerated vesting of certain restricted stock awards during the first quarter of fiscal 2015 and the Company granting additional shares of restricted stock to certain employees and directors of the Company subsequent to the first quarter of fiscal 2014.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of unconsolidated joint ventures that the Company operated under management agreements. On June 30, 2014, the Company acquired 100% of the member interests in these joint ventures.

Other income and expense.

•	Interest income reflects interest earned on the investment of cash balances and interest earned on escrowed funds.

•	Interest expense increased $1.2 million in the first quarter of fiscal 2015 when compared to the first quarter of fiscal 2014 primarily due to an increase of $1.4 million from the additional mortgage debt associated with the senior living communities acquired by the Company subsequent to the first quarter of fiscal 2014, which was slightly offset by a decrease of $0.2 million due to the Four Property Sale Transaction.

•	Equity in earnings of unconsolidated joint ventures, net, represents the Company’s share of the net earnings on its investments in SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, and SHPIII/CSL Levis Commons. On June 30, 2014, the Company closed the SHPIII/CSL Transaction acquiring 100% of the member interests in these joint ventures

Provision for income taxes.

Provision for income taxes for the first quarter of fiscal 2015 was $0.4 million, or 7.8% of loss before income taxes, compared to a provision for income taxes of $0.2 million, or 4.3% of loss before income taxes, for the first quarter of fiscal 2014. The effective tax rates for the first quarters of fiscal 2015 and 2014 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company also incurred $0.3 million in additional income taxes during the first quarter of fiscal 2015 due to the taxable gain realized from the Four Property Sale Transaction. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. During the first quarter of fiscal 2015, the Company consolidated 37 Texas communities and during the first quarter of fiscal 2014 the Company consolidated 36 Texas communities and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, adjustments to the deferred tax asset valuation allowance of $2.5 million and $1.7 million were recorded during the first quarters of fiscal 2015 and 2014, respectively, to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized.

Net loss and comprehensive loss.

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(6.0 million) for the three months ended March 31, 2015, compared to net loss and comprehensive loss of $(4.6 million) for the three months ended March 31, 2014.

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

In addition to approximately $51.1 million of unrestricted cash balances on hand as of March 31, 2015, the Company’s principal sources of liquidity are expected to be cash flows from operations, supplemental debt financings, additional proceeds from debt refinancings, equity issuances, and/or proceeds from the sale of assets. The Company expects its available cash and cash flows from operations, supplemental debt financings, additional proceeds from debt refinancings, and proceeds from the sale of assets to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company, from time to time, considers and evaluates transactions related to its portfolio including supplemental debt financings, debt refinancings, equity issuances, purchases and sales of assets, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

In summary, the Company’s cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$12,785	$9,349
Net cash used in investing activities	(17,641)	(17,660)
Net cash provided by financing activities	16,720	6,301

Net increase (decrease) in cash and cash equivalents	$11,864	$(2,010)

Operating activities.

The net cash provided by operating activities for the first quarter of fiscal 2015 primarily results from net non-cash charges of $16.3 million, a decrease in property tax and insurance deposits of $3.9 million, a decrease in prepaid expenses of $1.9 million, an increase in accounts payable of $1.7 million, a decrease in federal and state income taxes receivable of $0.3 million, partially offset by net loss of $(6.0 million), an increase in accounts receivable of $1.0 million, an increase in other assets of $0.2 million, a decrease in accrued expenses of $3.6 million, and a decrease in deferred resident revenue of $0.5 million. The net cash provided by operating activities for the first quarter of fiscal 2014 primarily results from net non-cash charges of $13.0 million, a decrease in property tax and insurance deposits of $3.4 million, a decrease in prepaid expenses of $2.2 million, a decrease in other assets of $0.4 million, a decrease in federal and state income taxes receivable of $0.2 million, and an increase in customer deposits of $0.2 million, partially offset by net loss of $(4.6 million), an increase in accounts receivable of $1.5 million, a decrease in accounts payable of $0.5 million, a decrease in accrued expenses of $3.3 million, and a decrease in deferred resident revenue of $0.2 million.

Investing activities.

The net cash used in investing activities for the first quarter of fiscal 2015 primarily results from capital expenditures of $5.5 million and the acquisitions of senior living communities by the Company of $47.8 million, partially offset by proceeds from the disposition of assets primarily associated with the Four Property Sale Transaction of $35.7 million. The net cash used in investing activities for the first quarter of fiscal 2014 primarily results from capital expenditures of $3.1 million and the acquisition of a senior living community by the Company of $14.6 million.

Financing activities.

The net cash provided by financing activities for the first quarter of fiscal 2015 primarily results from notes payable proceeds of $80.5 million, of which approximately $35.5 million is new mortgage debt associated with the acquisitions of senior living communities by the Company and $45.0 million resulted from mortgage refinancings or new mortgage debt obtained on existing unencumbered senior living communities and excess tax benefits from the issuance of common stock of $0.1 million, partially offset by repayments of notes payable of $62.8 million, payments on capital lease and financing obligations of $0.2 million, and deferred financing charges paid of $0.9 million. The net cash provided by financing activities for the first quarter of fiscal 2014 primarily results from notes payable proceeds of $11.0 million associated with the acquisition of a senior living community by the Company and $0.1 million resulted from proceeds from the issuance of common stock, partially offset by repayments of notes payable of $4.4 million, payments on capital lease and financing obligations of $0.1 million, excess tax benefits from the issuance of common stock of $0.1 million, and deferred financing charges paid of $0.2 million.

Debt transactions.

On March 27, 2015, in conjunction with the Baytown Transaction, the Company obtained approximately $21.4 million of mortgage debt from Protective Life. The new mortgage loan has a 10-year term with a 3.55% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which are being amortized over 10 years.

On March 5, 2015, the Company refinanced an interim, interest only variable rate mortgage loan totaling approximately $21.6 million from Wells Fargo on one of its senior living communities located in Toledo, Ohio. The Company obtained approximately $21.8 million of mortgage debt from Fannie Mae to replace the Wells Fargo interim financing. This new mortgage loan has a 10-year term with a fixed interest rate of 3.84% and the principal amortized over 30-years. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which are being amortized over the loan term. As a result of the refinance, the Company received approximately $0.2 million in cash proceeds. Due to the early repayment, the Company accelerated the amortization of approximately $79,000 in unamortized deferred financing costs and incurred additional prepayment fees totaling approximately $55,000.

On February 17, 2015, the Company obtained new permanent mortgage financing totaling approximately $23.2 million from Fannie Mae on one of its owned senior living communities located in Peoria, Illinois. The new financing replaced a mortgage loan previously scheduled to mature on September 1, 2015, which was defeased by the Company on January 21, 2015, in conjunction with the Four Property Sale Transaction. This new mortgage loan has a 10-year term with a fixed interest rate of 3.85% and the principal amortized over 30 years. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which are being amortized over the loan term. As a result of the Peoria financing, the Company repaid existing mortgage debt on two owned properties totaling approximately $14.1 million. Due to the early repayment, the Company accelerated the amortization of approximately $0.1 million in unamortized deferred financing costs.

On January 13, 2015, in conjunction with the Green Bay Transaction, the Company obtained approximately $14.1 million of mortgage debt from Fannie Mae. The new mortgage loan has a 10-year term with a 4.35% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which are being amortized over 10 years.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of March 31, 2015, the Company had $664.8 million in outstanding debt comprised of various fixed and variable interest rate debt instruments of $644.5 million and $20.3 million, respectively. In addition, as of March 31, 2015, the Company had $477.0 million in future facility lease obligations with contingent rent increases on certain leases based on changes in the consumer price index or certain operational performance measures.

Changes in interest rates would affect the fair market values of the Company’s fixed interest rate debt instruments, but would not have an impact on the Company’s earnings or cash flows. Fluctuations in interest rates on the Company’s variable interest rate debt instruments, which are tied to LIBOR, would affect the Company’s earnings and cash flows but would not affect the fair market values of the variable interest rate debt. Each percentage point increase in interest rates would impact the Company’s annual interest expense by approximately $0.2 million based on the Company’s outstanding variable interest rate debt as of March 31, 2015. Increases in the consumer price index could have an effect on future facility lease expense if the leased community exceeds the contingent rent escalation thresholds set forth in each of the Company’s lease agreements.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS.

Our business involves various risks. When evaluating our business the following information should be carefully considered in conjunction with the other information contained in our periodic filings with the SEC. Additional risks and uncertainties not known to us currently or that currently we deem to be immaterial also may impair our business operations. If we are unable to prevent events that have a negative effect from occurring, then our business may suffer. Negative events are likely to decrease our revenue, increase our costs, weaken our financial results and/or decrease our financial strength, and may cause our stock price to decline. There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following information is provided pursuant to Item 703 of Regulation S-K. The Company did not purchase any shares of its common stock pursuant to the Company’s share repurchase program (as described below) during the first quarter ended March 31, 2015. The information set forth in the table below reflects shares purchased by the Company pursuant to this repurchase program prior to the first quarter ended March 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Total at December 31, 2014	349,800	$2.67	349,800	$9,065,571
January 1 – January 31, 2015	—	—	—	—
February 1 – February 28, 2015	—	—	—	—
March 1 – March 31, 2015	—	—	—	—

Total at March 31, 2015	349,800	$2.67	349,800	$9,065,571

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
Date: May 6, 2015

INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

Exhibit Number		Description

3.1	—	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to exhibit 3.1 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)

3.1.1	—	Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

3.2	—	Second Amended and Restated Bylaws of the Registrant (Incorporated by reference to exhibit 3.1 to the Company’s Current Report filed by the Company with the Securities and Exchange Commission on March 8, 2013.)

4.1	—	Rights Agreement, dated as of February 25, 2010, between Capital Senior Living Corporation and Mellon Investor Services, LLC, including all exhibits thereto. (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 26, 2010.)

4.1.1	—	First Amendment to Rights Agreement, dated as of March 5, 2013, between Capital Senior Living Corporation and Computershare Shareowner Services LLC, formerly known as Mellon Investor Services, LLC (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 8, 2013.)

4.2	—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock, $0.01 par value per share. (Incorporated by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 26, 2010.)

4.3	—	Form of Right Certificate. (Included as Exhibit B to the Rights Agreement, which is Exhibit 4.1 hereto as amended pursuant to the First Amendment to Rights Agreement, which is Exhibit 4.1.1 hereto, and incorporated herein by reference.)

4.4	—	Form of Summary of Rights. (Included as Annex A to the First Amendment to Rights Agreement, which is Exhibit 4.1.1 hereto, and incorporated herein by reference.)

4.5	—	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 4.6 to the Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

4.6	—	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 4.7 to the Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

4.7	—	Amended and Restated Second Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to Appendix B to the Proxy Statement filed by the Company with the Securities and Exchange Commission on April 16, 2015.)

10.1*	—	Second Amendment to Employment Agreement of Joseph G. Solari, dated August 31, 2013 by and between Capital Senior Living Corporation and Joseph G. Solari.

31.1*	—	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	—	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	—	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Carey P. Hendrickson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	—	XBRL Instance Document

101.SCH	—	XBRL Taxonomy Extension Schema Document

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.