Form 10-Q
period 2015-09-30
CAPITAL SENIOR LIVING CORP
filed 2015-11-04
CIK 1043000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 30, 2015, the Registrant had 29,518,876 outstanding shares of its Common Stock, $0.01 par value, per share.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,687	$39,209
Restricted cash	13,155	12,241
Accounts receivable, net	8,272	5,903
Accounts receivable from affiliates	3	5
Federal and state income taxes receivable	137	—
Deferred taxes	129	460
Assets held for sale	—	35,761
Property tax and insurance deposits	12,163	12,198
Prepaid expenses and other	4,721	6,797

Total current assets	73,267	112,574
Property and equipment, net	848,019	747,613
Other assets, net	38,117	37,514

Total assets	$959,403	$897,701

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$694	$2,540
Accounts payable to affiliates	—	7
Accrued expenses	34,837	32,154
Notes payable of assets held for sale	—	15,076
Current portion of notes payable	14,055	33,664
Current portion of deferred income and resident revenue	14,224	14,603
Current portion of capital lease and financing obligations	1,145	1,054
Federal and state income taxes payable	—	219
Customer deposits	1,950	1,499

Total current liabilities	66,905	100,816
Deferred income	14,494	15,949
Capital lease and financing obligations, net of current portion	39,228	40,016
Deferred taxes	129	460
Other long-term liabilities	1,326	1,426
Notes payable, net of current portion	697,687	597,860
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value: Authorized shares – 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value: Authorized shares – 65,000; issued and outstanding shares – 29,519 and 29,097 in 2015 and 2014, respectively	299	294
Additional paid-in capital	157,858	151,069
Retained deficit	(17,589)	(9,255)
Treasury stock, at cost – 350 shares	(934)	(934)

Total shareholders’ equity	139,634	141,174

Total liabilities and shareholders’ equity	$959,403	$897,701

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues:
Resident and health care revenue	$104,420	$98,466	$304,648	$280,240
Affiliated management services revenue	—	—	—	415
Community reimbursement revenue	—	17	—	3,110

Total revenues	104,420	98,483	304,648	283,765
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	63,649	59,992	184,487	171,268
General and administrative expenses	4,751	5,515	15,482	15,137
Facility lease expense	15,321	14,841	45,875	44,524
Stock-based compensation expense	2,301	1,599	6,745	5,676
Depreciation and amortization	12,722	13,840	38,985	35,607
Community reimbursement expense	—	17	—	3,110

Total expenses	98,744	95,804	291,574	275,322

Income from operations	5,676	2,679	13,074	8,443
Other income (expense):
Interest income	12	12	36	40
Interest expense	(8,994)	(8,255)	(26,022)	(22,785)
Write-off of deferred loan costs and prepayment premiums	(102)	—	(973)	(6,979)
Joint venture equity investment valuation gain	—	—	—	1,519

Gain (Loss) on disposition of assets, net	6,418	(1)	6,247	(11)
Equity in earnings of unconsolidated joint ventures, net	—	—	—	105
Other income	—	5	1	22

Income (Loss) before provision for income taxes	3,010	(5,560)	(7,637)	(19,646)
Provision for income taxes	(139)	(199)	(697)	(579)

Net income (loss)	$2,871	$(5,759)	$(8,334)	$(20,225)

Per share data:
Basic net income (loss) per share	$0.10	$(0.20)	$(0.28)	$(0.70)

Diluted net income (loss) per share	$0.10	$(0.20)	$(0.28)	$(0.70)

Weighted average shares outstanding — basic	28,732	28,371	28,668	28,273

Weighted average shares outstanding — diluted	28,733	28,371	28,668	28,273

Comprehensive income (loss)	$2,871	$(5,759)	$(8,334)	$(20,225)

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net loss	$(8,334)	$(20,225)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,985	35,607
Amortization of deferred financing charges	853	999
Amortization of deferred lease costs and lease intangibles	987	922
Deferred income	(308)	(220)
Write-off of deferred loan costs and prepayment premiums	973	6,979
Joint venture equity investment valuation gain	—	(1,519)
(Gain) Loss on disposition of assets, net	(6,247)	11
Equity in earnings of unconsolidated joint ventures	—	(105)
Provision for bad debts	873	517
Stock-based compensation expense	6,745	5,676
Changes in operating assets and liabilities:
Accounts receivable	(3,240)	(2,481)
Accounts receivable from affiliates	2	410
Property tax and insurance deposits	35	376
Prepaid expenses and other	2,076	3,080
Other assets	(324)	756
Accounts payable	(1,853)	249
Accrued expenses	2,683	3,203
Federal and state income taxes receivable/payable	(356)	(91)
Deferred resident revenue	(1,526)	824
Customer deposits	451	117

Net cash provided by operating activities	32,475	35,085
Investing Activities
Capital expenditures	(23,665)	(13,394)
Cash paid for acquisitions	(124,460)	(145,555)
Proceeds from disposition of assets	43,460	4
Proceeds from SHPIII/CSL Transaction	—	2,532
Distributions from unconsolidated joint ventures	—	102

Net cash used in investing activities	(104,665)	(156,311)
Financing Activities
Proceeds from notes payable	150,034	267,685
Repayments of notes payable	(78,705)	(128,553)
Increase in restricted cash	(914)	(43)
Cash payments for capital lease and financing obligations	(697)	(630)
Cash proceeds from the issuance of common stock	42	169
Excess tax benefits on stock option exercised	7	(82)
Deferred financing charges paid	(2,099)	(3,115)

Net cash provided by financing activities	67,668	135,431

(Decrease) Increase in cash and cash equivalents	(4,522)	14,205
Cash and cash equivalents at beginning of period	39,209	13,611

Cash and cash equivalents at end of period	$34,687	$27,816

Supplemental Disclosures
Cash paid during the period for:
Interest	$24,707	$20,873

Income taxes	$1,028	$714

Non-cash transactions:
Assumption of debt related to disposition of assets (Sedgwick Sale Transaction)	$6,764	$—

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

1. BASIS OF PRESENTATION

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates and manages senior living communities in geographically concentrated regions throughout the United States. As of September 30, 2015, the Company operated 120 senior living communities in 23 states with an aggregate capacity of approximately 15,300 residents, including 70 senior living communities that the Company owned and 50 senior living communities that the Company leased. As of September 30, 2015, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company accounted for significant investments in unconsolidated companies, in which the Company had significant influence, using the equity method of accounting.

The accompanying Consolidated Balance Sheet, as of December 31, 2014, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2014, and the accompanying unaudited consolidated financial statements, as of and for the three and nine month periods ended September 30, 2015 and 2014, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2015.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2015, results of operations for the three and nine month periods ended September 30, 2015 and 2014, and cash flows for the nine month periods ended September 30, 2015 and 2014. The results of operations for the three and nine month periods ended September 30, 2015, are not necessarily indicative of the results for the year ending December 31, 2015.

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

Lease Accounting

The Company determines whether to account for its leases as either operating, capital or financing leases depending on the underlying terms of each lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of September 30, 2015, the Company leased 50 senior living communities, 48 of which the Company classified as operating leases and two of which the Company classified as capital lease and financing obligations. The Company incurs lease acquisition costs and amortizes these costs over the term of the respective lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions, and as such, any related gains have been deferred and are being amortized over the respective lease term. Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) includes rent expense plus amortization expense relating to leasehold acquisition costs slightly offset by the amortization of deferred gains and lease incentives. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at September 30, 2015.

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

Employee Health and Dental Benefits, Workers’ Compensation, and Insurance Reserves

The Company offers certain full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior living communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred at September 30, 2015; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

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

Income Taxes

The effective tax rates for the first nine month periods and third quarters of fiscal 2015 and 2014 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. During the third quarter of fiscal 2015 the Company operated 37 Texas communities, and during the third quarter of fiscal 2014 the Company operated 36 Texas communities and the TMT increased the overall provision for income taxes.

Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which we expect those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this analysis, an adjustment to the valuation allowance of $(1.3 million) and $2.1 million was recorded during the third quarters of fiscal 2015 and 2014, respectively, to adjust the valuation allowance provided to $20.3 million and $16.3 million at September 30, 2015 and 2014, respectively, and adjust the Company’s net deferred tax assets to the amount that is more likely than not to be realized. However, in the event that we were to determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period such determination was made. Additionally, the benefits of the net deferred tax assets might not be realized if actual results differ from expectations.

The Company evaluates uncertain tax positions through consideration of accounting and reporting guidance on criteria, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different companies. The Company is required to recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that such position is “more likely than not” (i.e., a greater than 50% likelihood) to be upheld on audit based only on the technical merits of the tax position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. The Company is generally no longer subject to federal and state income tax audits for tax years prior to 2011.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) remaining after allocation to unvested restricted shares by the weighted average number of common shares outstanding for the period. The calculation of diluted net income (loss) per share excludes the net impact of unvested restricted shares and shares that could be issued under outstanding stock options and restricted stock units if the effect is anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$2,871	$(5,759)	$(8,334)	$(20,225)

Net income (loss) allocated to unvested restricted shares	$77	$(143)	$(227)	$(513)

Undistributed net income (loss) allocated to common shares	$2,794	$(5,616)	$(8,107)	$(19,712)

Weighted average shares outstanding – basic	28,732	28,371	28,668	28,273
Effects of dilutive securities:
Employee equity compensation plans	1	—	—	—

Weighted average shares outstanding – diluted	28,733	28,371	28,668	28,273

Basic net income (loss) per share	$0.10	$(0.20)	$(0.28)	$(0.70)

Diluted net income (loss) per share	$0.10	$(0.20)	$(0.28)	$(0.70)

Awards of unvested restricted stock representing approximately 778,000 and 715,000 shares were outstanding for the three months ended September 30, 2015 and 2014, respectively, and awards of unvested restricted stock representing approximately 787,000 and 725,000 shares were outstanding for the nine months ended September 30, 2015 and 2014, respectively, and were included in the computation of allocable net income (loss).

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

Recently Issued Accounting Guidance

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for the measurement-period adjustment retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is applied prospectively and is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact the adoption of ASU 2015-16 will have on the Company’s consolidated financial statements and disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest- Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). The amendments in ASU No. 2015-03 requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 requires retrospective application and will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. As of September 30, 2015, the Company had approximately $6.9 million of debt issuance costs, net of accumulated amortization, which will be subject to this accounting standard and require reclassification on its Consolidated Balance Sheets.

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

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation. The Company’s Consolidated Statements of Cash Flows now reflect changes in deferred resident revenue separately from other components of deferred income. Accordingly, the Company reclassified changes in deferred resident revenue from changes in deferred income to a separate line item within the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 to be consistent with the presentation for the nine months ended September 30, 2015. This reclassification had no impact on net cash provided by operating activities.

3. ACQUISITIONS

Fiscal 2015

Effective September 30, 2015, the Company closed the acquisition of one senior living community located in Mahomet, Illinois, for $15.5 million (the “Mahomet Transaction”). The community consists of 78 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The Company obtained financing from Fannie Mae for approximately $11.1 million of the acquisition price at a fixed rate of 4.69% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective August 11, 2015, the Company closed the acquisition of one senior living community located in Indianapolis, Indiana, for $21.0 million (the “Indianapolis Transaction”). The community consists of 124 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The Company obtained financing from Protective Life Insurance Company (“Protective Life”) for $13.2 million of the acquisition price at a fixed rate of 4.25% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources. The note with Protective Life associated with the Indianapolis Transaction includes a loan commitment for up to $2.6 million of supplemental funding at the same terms and 4.25% fixed interest rate. The loan commitment is based on meeting certain funding requirements and is available through February 28, 2018. Effective July 28, 2015, the Company closed the acquisition of one senior living community located in Columbiana, Ohio, for approximately $13.3 million (the “Columbiana Transaction”). The community consists of 68 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The Company obtained financing from Protective Life for approximately $9.9 million of the acquisition price at a fixed rate of 4.25% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective May 29, 2015, the Company closed the acquisition of one senior living community located in Oneonta, New York, for $14.9 million (the “Heritage Transaction”). The community consists of 64 independent living units and 44 assisted living units. The Company incurred approximately $0.2 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The Company obtained financing from Fannie Mae for approximately $11.2 million of the acquisition price at a fixed rate of 4.79% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective May 21, 2015, the Company closed the acquisition of two senior living communities located in Hartford and West Bend, Wisconsin, for $12.0 million (the “Emerald Transaction”). The communities consist of 79 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The Company obtained financing from Fannie Mae for approximately $9.2 million of the acquisition price at a fixed rate of 4.55% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective March 27, 2015, the Company closed the acquisition of one senior living community located in Baytown, Texas, for approximately $29.6 million (the “Baytown Transaction”). The community consists of 9 independent living cottages and 120 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The Company obtained financing from Protective Life for approximately $21.4 million of the acquisition price at a fixed interest rate of 3.55% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective January 13, 2015, the Company closed the acquisition of one senior living community located in Green Bay, Wisconsin, for approximately $18.3 million (the “Green Bay Transaction”). The community consists of 78 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The Company obtained financing from Fannie Mae for approximately $14.1 million of the acquisition price at a fixed interest rate of 4.35% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

As a result of these acquisitions, for which the purchase accounting is preliminary as it is subject to final valuation adjustments, the Company recorded additions to property and equipment of approximately $113.6 million and other assets, primarily consisting of in-place lease intangibles, of approximately $11.0 million within the Company’s Consolidated Balance Sheets which will be depreciated or amortized over the estimated useful lives.

Fiscal 2014

Effective December 17, 2014, the Company closed the acquisition of one senior living community located in Canton, Georgia, for approximately $14.6 million (the “Canton Transaction”). The community consists of 49 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The Company obtained financing from Fannie Mae for approximately $10.4 million of the acquisition price at a fixed interest rate of 4.50% with a 10-year term, with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective August 27, 2014, the Company closed the acquisition of one senior living community located in Plymouth, Wisconsin, for $13.5 million (the “Plymouth Transaction”). The community consists of 69 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The Company obtained financing from Fannie Mae for approximately $10.4 million of the acquisition price at a fixed interest rate of 4.70% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective August 4, 2014, the Company closed the acquisition of one senior living community located in Roanoke, Virginia, for approximately $16.8 million (the “Roanoke Transaction”). The community consists of 60 assisted living units and 34 independent living units. The Company incurred approximately $0.2 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The Company obtained financing from Fannie Mae for approximately $12.9 million of the acquisition price at a fixed interest rate of 4.59% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective August 4, 2014, the Company closed the acquisition of one senior living community located in Oshkosh, Wisconsin, for approximately $17.1 million (the “Oshkosh Transaction”). The community consists of 90 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The Company obtained financing from Fannie Mae for approximately $13.2 million of the acquisition price at a fixed interest rate of 4.59% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective June 30, 2014, the Company acquired 100% of the members’ equity interests in SHPIII/CSL Miami, LLC (“SHPIII/CSL Miami”), SHPIII/CSL Richmond Heights, LLC (“SHPIII/CSL Richmond Heights”), and SHPIII/CSL Levis Commons, LLC (“SHPIII/CSL Levis Commons”) for approximately $83.6 million (the “SHPIII/CSL Transaction”). Prior to the acquisition, Senior Housing Partners III (“SHP III”), a fund managed by Prudential Investment maintained a 90% equity interest in each joint venture with the remaining 10% equity interest in each joint venture held by wholly owned subsidiaries of the Company. Based on the Company acquiring the remaining ownership interests of the joint ventures, the Company concluded the acquisition took the form of a “step-acquisition” or a “business combination achieved in stages.” Further, with the Company obtaining complete ownership of the joint ventures, the act of obtaining control triggered the application of the acquisition model in Accounting Standards Codification 805, Business Combinations, which resulted in the equity ownership interest being remeasured at fair value and the acquired assets and assumed liabilities measured at their full fair values. The remeasurement fair value of the equity interests was determined based on the cash proceeds, including incentive distributions, received by the Company in accordance with each respective joint venture partnership agreement. Accordingly, the Company received cash proceeds of approximately $2.5 million and recognized a gain of approximately $1.5 million during the second quarter of fiscal 2014 which was reflected as a joint venture equity investment valuation gain within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

On June 30, 2014, in conjunction with the SHPIII/CSL Transaction, the Company obtained approximately $16.4 million of mortgage debt from Fannie Mae for the acquisition of SHPIII/CSL Miami. The mortgage loan has a 10-year term with a fixed interest rate of 4.30% and the principal amortized over a 30-year term. The Company also obtained approximately $23.7 million of mortgage debt from Fannie Mae for the acquisition of SHPIII/CSL Richmond Heights. The mortgage loan has a 10-year term with a fixed interest rate of 4.48% and the principal amortized over a 30-year term. The Company obtained interim, interest only, financing of $21.6 million from Wells Fargo Bank, N.A. (“Wells Fargo”) for the acquisition of SHPIII/CSL Levis Commons with a variable interest rate of LIBOR plus 2.75% and a 24-month term. The balance of the acquisition price was paid from the Company’s existing cash resources. The Company incurred approximately $0.3 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Effective March 26, 2014, the Company closed the acquisition of one senior living community located in Lambertville, Michigan, for $14.6 million (the “Aspen Grove Transaction”). The community consists of 78 assisted living units. The Company incurred approximately $0.2 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The Company obtained financing from Fannie Mae for $11.0 million of the acquisition price at a fixed interest rate of 5.43% with a 12-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

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

4. DISPOSITIONS

Effective August 6, 2015, the Company closed a transaction to sell one of its senior living communities located in Wichita, KS, for approximately $14.8 million (the “Sedgwick Sale Transaction”). As a result of the sale, outstanding mortgage debt totaling approximately $6.8 million was assumed by the buyer in the transaction as the existing loan agreement did not offer a prepayment provision. The Company recognized a gain on sale of approximately $6.4 million and received net proceeds, less the debt assumption, of approximately $8.0 million. For income tax purposes, the Company executed a like-kind exchange and acquired a replacement property shortly after the sale which resulted in the deferral of the gain without the Company incurring any current federal or state income tax liabilities. The Company contracted with a qualified intermediary for purposes of reaching its determination that the transaction satisfied all requirements of a like-kind exchange under applicable federal and state income tax law.

Effective January 22, 2015, the Company closed a transaction to sell four of its senior living communities located in Oklahoma City, OK, Shreveport, LA, Southfield, MI, and Winston-Salem, NC, in a single transaction for approximately $36.5 million (the “Four Property Sale Transaction”). As a result of the sale, the outstanding mortgage debt on the Company’s senior living communities located in Oklahoma City and Shreveport was repaid without incurring any prepayment penalties as these notes were short-term, bridge loan interim financing. However, the mortgage loan associated with the Company’s senior living community located in Winston-Salem could not be prepaid under the existing loan agreement as it did not offer a prepayment provision. Additionally, this mortgage loan was cross-collateralized with another mortgage loan on one of the Company’s senior living communities located in Peoria, IL, which also did not offer a prepayment provision. Therefore, the Company determined it would defease the Winston-Salem and Peoria mortgage loans by acquiring certain treasury securities to serve as collateral for the outstanding principal balance as of the date of the sale until the note matures on September 1, 2015. The Company contracted with a third party trust to assume the mortgage debt and assigned all of its rights to the treasury securities to serve as collateral until the balance remaining comes due. Based on this structure, the Company concluded it met the requirements to report the debt transaction as a legal defeasance which resulted in the Company removing the respective assets and liabilities from its Consolidated Balance Sheet during the first quarter of fiscal 2015 when the transaction closed. The Company had reported these assets as held for sale at December 31, 2014, and recorded a remeasurement write-down of $0.6 million to adjust the carrying values of these assets to the sales price, less costs to sell. As a result of the sale, the Company received net proceeds of approximately $35.7 million.

5. DEBT TRANSACTIONS

On September 30, 2015, in conjunction with the Mahomet Transaction, the Company obtained approximately $11.1 million of mortgage debt from Fannie Mae. The new mortgage loan has a 10-year term with a 4.69% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which are being amortized over 10 years.

On September 30, 2015, the Company completed supplemental financing of approximately $5.0 million from Fannie Mae on an existing senior living community owned by the Company located in Macedonia, Ohio. The supplemental loan is coterminous with existing mortgage debt maturing in October 2021 with a 5.19% fixed interest rate and the principal amortized over a 30-year term. The supplemental loan is cross-collateralized and cross-defaulted with the original mortgage debt. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which are being amortized over the remaining initial loan term.

On September 24, 2015, the Company obtained approximately $8.4 million long-term fixed interest rate mortgage financing from Fannie Mae to replace interim variable interest rate financing obtained by the Company from Berkadia Commercial Mortgage (“Berkadia”) on September 30, 2013, in connection with the Company’s previous acquisition of a senior living community located in Oakwood, Georgia. The new mortgage loan has a 10-year term with a 4.7% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which are being amortized over 10 years.

On August 11, 2015, in conjunction with the Indianapolis Transaction, the Company obtained approximately $13.2 million of mortgage debt from Protective Life. The new mortgage loan has a 10-year term with a 4.25% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which are being amortized over 10 years. The note with Protective Life associated with the Indianapolis Transaction includes a loan commitment for up to $2.6 million of supplemental funding at the same terms and 4.25% fixed interest rate. The loan commitment is based on meeting certain funding requirements and is available through February 28, 2018.

On July 28, 2015, in conjunction with the Columbiana Transaction, the Company obtained approximately $9.9 million of mortgage debt from Protective Life. The new mortgage loan has a 10-year term with a 4.25% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which are being amortized over 10 years.

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

On February 17, 2015, the Company obtained new permanent mortgage financing totaling approximately $23.2 million from Fannie Mae on one of its owned senior living communities located in Peoria, Illinois. The new financing replaced a mortgage loan previously scheduled to mature on September 1, 2015, which was defeased by the Company on January 21, 2015, in conjunction with the Four Property Sale Transaction. This new mortgage loan has a 10-year term with a fixed interest rate of 3.85% and the principal amortized over 30 years. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which are being amortized over the loan term. As a result of the Peoria financing, the Company repaid existing mortgage debt on two owned properties totaling approximately $14.1 million. Due to the early repayment, the Company accelerated the amortization of approximately $0.2 million in unamortized deferred financing costs and incurred additional prepayment fees totaling approximately $0.5 million.

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

The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At September 30, 2015 and December 31, 2014, these communities carried a total net book value of approximately $784.3 million and $732.5 million, respectively, with total mortgage loans outstanding of approximately $709.5 million and $642.5 million, respectively.

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the terms of the respective notes. At September 30, 2015 and December 31, 2014, the Company had gross deferred loan costs of approximately $9.4 million and $8.5 million, respectively. Due to certain refinancings during fiscal 2015 which resulted in the write-off of the associated deferred financing charges, accumulated amortization remained unchanged and was approximately $2.4 million at September 30, 2015 and December 31, 2014.

6. EQUITY

Preferred Stock

The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Company’s board of directors without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of September 30, 2015 and December 31, 2014.

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

7. STOCK-BASED COMPENSATION

The Company recognizes compensation expense for share-based stock awards to certain employees and directors, including grants of employee stock options and awards of restricted stock, in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) based on their fair values.

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

A summary of the Company’s stock option activity and related information for the nine month period ended September 30, 2015, is presented below:

	Outstanding at Beginning of Period	Granted	Exercised	Forfeited	Outstanding at End of Period	Options Exercisable
Shares	6,000	—	3,000	—	3,000	3,000
Weighted average exercise price per share	$8.44	$—	$5.90	$—	$10.97	$10.97

The options outstanding and the options exercisable at September 30, 2015, each had an intrinsic value of approximately $27,000.

Restricted Stock

The Company may also grant restricted stock awards to certain employees, officers, and directors in order to attract, retain, and provide incentives for such individuals and to more closely align stockholder and employee interests. For restricted stock awards without performance-based vesting conditions, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period, which is generally a period of one to four years unless the award is subject to certain accelerated vesting requirements, but such awards are considered outstanding at the time of grant since the holders thereof are entitled to dividends and voting rights. For restricted stock awards with performance-based vesting conditions, total compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as if the award is, in substance, multiple awards once the performance target is deemed probable of achievement. Performance goals are evaluated periodically, and if such goals are not ultimately met or it is not probable the goals will be achieved, no compensation expense is recognized and any previously recognized compensation expense is reversed.

The Company recognizes compensation expense of a restricted stock award over its respective vesting or performance period based on the fair value of the award on the grant date, net of forfeitures. A summary of the Company’s restricted stock awards activity and related information for the nine month period ended September 30, 2015, is presented below:

	Outstanding at Beginning of Period	Granted	Vested	Forfeited/Cancelled	Outstanding at End of Period
Shares	702,718	444,268	344,216	24,990	777,780

The restricted stock outstanding at September 30, 2015, had an intrinsic value of approximately $15.6 million.

During the nine months ended September 30, 2015, the Company awarded 444,268 shares of restricted common stock to certain employees and directors of the Company, of which 130,000 shares were subject to performance-based vesting conditions. The average market value of these shares of restricted common stock on the date of grant was $24.16. These awards of restricted shares vest over a one to four-year period and had an intrinsic value of approximately $10.7 million on the date of grant.

Additionally, during the nine months ended September 30, 2015, the Company awarded 11,756 restricted stock units to certain directors of the Company with an average market value of $25.52 on the date of grant that vest over a one-year period.

Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk free interest rate. The expected volatility used by the Company is based primarily on an analysis of historical prices of the Company’s common stock. The expected term of options granted is based primarily on historical exercise and vesting patterns on the Company’s outstanding stock options. The risk free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not currently plan to pay dividends on its common stock and therefore has used a dividend yield of zero in determining the fair value of its awards. The option forfeiture rate assumption used by the Company, which affects the expense recognized as opposed to the fair value of the awards, is based primarily on the Company’s historical option forfeiture patterns. The Company issued no stock options during each of the first nine months of fiscal 2015 and 2014.

The Company has total stock-based compensation expense, including estimated forfeitures, of $10.5 million, which was not recognized as of September 30, 2015, and expects this expense to be recognized over approximately a one-year period for performance stock awards and a one to four-year period for nonperformance stock awards.

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

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of financial instruments at September 30, 2015, and December 31, 2014, are as follows (in thousands):

	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$34,687	$34,687	$39,209	$39,209
Restricted cash	13,155	13,155	12,241	12,241
Notes payable	711,742	675,473	646,600	647,449

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

10. SUBSEQUENT EVENT

Effective October 30, 2015, the Company closed the acquisition of one senior living community located in Virginia Beach, Virginia, for approximately $38.0 million. The community consists of 111 assisted living units. The Company obtained financing from Protective Life for approximately $28.0 million of the acquisition price at a fixed rate of 4.25% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources. The Company has not yet completed its initial purchase price allocation for this transaction.

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

Overview

The following discussion and analysis addresses (i) the Company’s results of operations for the three and nine month periods ended September 30, 2015 and 2014, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

As of September 30, 2015, the Company operated 120 senior living communities in 23 states with an aggregate capacity of approximately 15,300 residents, including 70 senior living communities that the Company owned and 50 senior living communities that the Company leased. As of September 30, 2015, the Company also operated one home care agency.

Significant Financial and Operational Highlights

The Company primarily derives its revenue by providing senior living and healthcare services to the elderly. When comparing the third quarter of fiscal 2015 to the third quarter of fiscal 2014, the Company generated total revenues of approximately $104.4 million compared to total revenues of approximately $98.5 million, respectively, representing an increase of approximately $5.9 million, or 6.0%. The increase in revenues primarily results from the senior living communities acquired by the Company subsequent to the third quarter of fiscal 2014.

The weighted average financial occupancy rate for our consolidated communities for the third quarters of fiscal 2015 and 2014 was 88.4% and 87.2%, respectively. In addition to the increase in consolidated occupancies, we experienced an increase in average monthly rental rates for our consolidated communities of 5.4% when comparing the third quarter of fiscal 2015 to the third quarter of fiscal 2014. On a same-store basis, the weighted average financial occupancy rate for our consolidated communities for the third quarters of fiscal 2015 and 2014 was 88.1% and 87.4%, respectively. We also experienced an increase in average monthly rental rates for our consolidated same-store communities of 2.0% when comparing the third quarter of fiscal 2015 to the third quarter of fiscal 2014.

Effective September 30, 2015, the Company closed the Mahomet Transaction for $15.5 million. The community consists of 78 assisted living units. The Company obtained financing from Fannie Mae for approximately $11.1 million of the acquisition price at a fixed rate of 4.69% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective August 11, 2015, the Company closed the Indianapolis Transaction for $21.0 million. The community consists of 124 assisted living units. The Company obtained financing from Protective Life for $13.2 million of the acquisition price at a fixed rate of 4.25% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources. The note with Protective Life associated with the Indianapolis Transaction includes a loan commitment for up to $2.6 million of supplemental funding at the same terms and 4.25% fixed interest rate. The loan commitment is based on meeting certain funding requirements and is available through February 28, 2018.

Effective August 6, 2015, the Company closed the Sedgwick Sale Transaction for approximately $14.8 million. As a result of the sale, outstanding mortgage debt totaling approximately $6.8 million was assumed by the buyer in the transaction as the existing loan agreement did not offer a prepayment provision. The Company recognized a gain on sale of approximately $6.4 million and received net proceeds, less the debt assumption, of approximately $8.0 million. For income tax purposes, the Company executed a like-kind exchange and acquired a replacement property shortly after the sale which resulted in the deferral of the gain without the Company incurring any current federal or state income tax liabilities. The Company contracted with a qualified intermediary for purposes of reaching its determination that the transaction satisfied all requirements of a like-kind exchange under applicable federal and state income tax laws.

Effective July 28, 2015, the Company closed the Columbiana Transaction for approximately $13.3 million. The community consists of 68 assisted living units. The Company obtained financing from Protective Life for approximately $9.9 million of the acquisition price at a fixed rate of 4.25% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

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

Facility Lease Transactions

The Company currently leases 50 senior living communities from certain real estate investment trusts (“REITs”), 48 of which are accounted for as operating leases and two of which are accounted for as capital lease and financing obligations. The lease terms are generally for 10-15 years with renewal options for 5-20 years at the Company’s option. Under these agreements the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. The following table summarizes each of the Company’s facility lease agreements as of September 30, 2015 (dollars in millions):

Landlord	Date of Lease	Number of Communities	Value of Transaction	Term	Initial Lease Rate (1)	Lease Acquisition Costs (2)	Deferred Gains / Lease Concessions (3)

Ventas	September 30, 2005	6	$84.6	(4) (Two five-year renewals)	8%	$9.5	$4.6
Ventas	October 18, 2005	1	19.5	(4) (Two five-year renewals)	8%	0.3	—
Ventas	June 8, 2006	1	19.1	(4) (Two five-year renewals)	8%	0.6	—
Ventas	January 31, 2008	1	5.0	(4) (Two five-year renewals)	7.75%	0.2	—
Ventas	June 27, 2012	2	43.3	(4) (Two five-year renewals)	6.75%	0.8	—
HCP	May 1, 2006	3	54.0	(5) (Two ten-year renewals)	8%	0.3	12.8
HCP	May 31, 2006	6	43.0	(6) (One ten-year renewals)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	(5) (Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	(5) (Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	(5) (Two ten-year renewals)	7.25%	0.1	—
HCN	April 16, 2010	5	48.5	15 years (One 15-year renewal)	8.25%	0.6	0.8
HCN	May 1, 2010	3	36.0	15 years (One 15-year renewal)	8.25%	0.2	0.4
HCN	September 10, 2010	12	104.6	15 years (One 15-year renewal)	8.50%	0.4	2.0
HCN	April 8, 2011	4	141.0	15 years (One 15-year renewal)	7.25%	0.9	16.3

Subtotal						15.1	37.5
Accumulated amortization through September 30, 2015						(7.1)	—
Accumulated deferred gains / lease concessions recognized through September 30, 2015						—	(19.7)

Net lease acquisition costs / deferred gains / lease concessions as of September 30, 2015						$8.0	$17.8

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as set forth in each respective lease agreement.
(2)	Lease acquisition and modification costs are being amortized over the respective lease terms.
(3)	Deferred gains of $34.9 million and lease concessions of $2.6 million are being recognized in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) as a reduction in facility lease expense over the respective initial lease term. Lease concessions of $0.6 million relate to the lease transaction with HCP, Inc. (“HCP”) on May 31, 2006, and of $2.0 million relate to the lease transaction with HCN on September 10, 2010.
(4)	Effective June 27, 2012, the Company executed a lease amendment with Ventas, Inc. (“Ventas”). All of the leased communities in the Ventas lease portfolio were modified to be coterminous expiring on September 30, 2020, with two 5-year renewal extensions available at the Company’s option.
(5)	On November 11, 2013, the Company executed a third amendment to the master lease agreement associated with nine of its leases with HCP to facilitate a $3.3 million capital improvement project and extend the respective lease terms through October 31, 2020, with two 10-year renewal extensions available at the Company’s option.
(6)	On April 24, 2015, the Company exercised its right to extend the lease term with HCP through April 30, 2026, with one 10-year renewal extension remaining available at the Company’s option.

Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) includes rent expense plus amortization expense relating to leasehold acquisition costs slightly offset by the amortization of deferred gains and lease incentives. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at September 30, 2015 and December 31, 2014.

Recently Issued Accounting Guidance

In September 2015, the FASB issued ASU 2015-16, Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for the measurement-period adjustment retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is applied prospectively and is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact the adoption of ASU 2015-16 will have on the Company’s consolidated financial statements and disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest- Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). The amendments in ASU No. 2015-03 requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 requires retrospective application and will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. As of September 30, 2015, the Company had approximately $6.9 million of debt issuance costs, net of accumulated amortization, which will be subject to this accounting standard and require reclassification on its Consolidated Balance Sheets.

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

Results of Operations

The following table sets forth for the periods indicated selected Consolidated Statements of Operations and Comprehensive Income (Loss) data in thousands of dollars and expressed as a percentage of total revenues.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	$	%	$	%	$	%	$	%
Revenues:
Resident and healthcare revenue	$104,420	100.0	$98,466	100.0	$304,648	100.0	$280,240	98.8
Affiliated management service revenue	—	—	—	—	—	—	415	0.1
Community reimbursement revenue	—	—	17	0.0	—	—	3,110	1.1

Total revenue	104,420	100.0	98,483	100.0	304,648	100.0	283,765	100.0
Expenses:
Operating expenses (exclusive of depreciation and amortization shown below)	63,649	60.9	59,992	60.9	184,487	60.6	171,268	60.4
General and administrative expenses	4,751	4.5	5,515	5.6	15,482	5.1	15,137	5.3
Facility lease expense	15,321	14.7	14,841	15.1	45,875	15.1	44,524	15.7
Stock-based compensation	2,301	2.2	1,599	1.6	6,745	2.2	5,676	2.0
Depreciation and amortization	12,722	12.2	13,840	14.1	38,985	12.8	35,607	12.5
Community reimbursement expense	—	0.0	17	0.0	—	—	3,110	1.1

Total expenses	98,744	94.6	95,804	97.3	291,574	95.7	275,322	97.0

Income from operations	5,676	5.4	2,679	2.7	13,074	4.3	8,443	3.0
Other income (expense):
Interest income	12	0.0	12	0.0	36	0.0	40	0.0
Interest expense	(8,994)	(8.6)	(8,255)	(8.4)	(26,022)	(8.5)	(22,785)	(8.0)
Write-off of deferred loan costs and prepayment premium	(102)	(0.1)	—	—	(973)	(0.3)	(6,979)	(2.5)
Joint venture equity investment valuation gain	—	—	—	—	—	—	1,519	0.5
Gain (Loss) on disposition of assets, net	6,418	6.1	(1)	0.0	6,247	2.1	(11)	0.0
Equity in earnings of unconsolidated joint ventures, net	—	—	—	—	—	—	105	0.1
Other income	—	—	5	0.0	1	0.0	22	0.0

Income (Loss) before provision for income taxes	3,010	2.9	(5,560)	(5.7)	(7,637)	(2.5)	(19,646)	(6.9)
Provision for income taxes	(139)	(0.1)	(199)	(0.2)	(697)	(0.2)	(579)	(0.2)

Net income (loss)	$2,871	(2.8)	$(5,759)	(5.9)	$(8,334)	(2.7)	$(20,225)	(7.1)

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Revenues.

Total revenues were $104.4 million for the three months ended September 30, 2015, compared to $98.5 million for the three months ended September 30, 2014, representing an increase of $5.9 million, or 6.0%. This increase in revenue is primarily the result of an increase in resident and healthcare revenue.

•	The increase in resident and healthcare revenue primarily results from an increase of $7.3 million from the senior living communities acquired by the Company subsequent to the third quarter of fiscal 2014 and an increase of $1.7 million due to a 0.7% increase in occupancy and a 2.0% increase in average monthly rental rates at the Company’s other consolidated same-store communities, partially offset by a decrease of $3.0 million due to the Sedgwick Sale Transaction which closed on August 6, 2015 and Four Property Sale Transaction which closed on January 22, 2015.

Expenses.

Total expenses were $98.7 million in the third quarter of fiscal 2015 compared to $95.8 million in the third quarter of fiscal 2014, representing an increase of $2.9 million, or 3.1%. This increase in expenses is primarily the result of a $3.7 million increase in operating expenses, a $0.7 million increase in stock-based compensation expense, and a $0.5 million increase in facility lease expense, partially offset by a $1.1 million decrease in depreciation and amortization expense and a $0.8 million decrease in general and administrative expenses.

•	The increase in operating expenses primarily results from an increase of $4.9 million from the senior living communities acquired by the Company subsequent to the third quarter of fiscal 2014 and an increase of $0.8 million in general overall operating costs at the Company’s other consolidated same-store communities, partially offset by a decrease of $2.0 million due to the Sedgwick Sale Transaction which closed on August 6, 2015 and Four Property Sale Transaction which closed on January 22, 2015.

•	The increase in stock-based compensation expense results from the Company granting restricted stock awards and units to certain employees and directors during fiscal 2015 and subsequent to the third quarter of fiscal 2014, some of which required accelerated expense recognition.

•	The increase in facility lease expense primarily results from contingent annual rental rate escalations for certain existing leases.

•	The decrease in depreciation and amortization expense primarily results from a decrease in in-place lease amortization of $4.5 million associated with senior living communities previously acquired by the Company which were fully amortized prior to the third quarter of fiscal 2015, partially offset by an increase of $3.4 million from the senior living communities acquired by the Company subsequent to the third quarter of fiscal 2014.

•	The decrease in general and administrative expenses primarily results from lower employee insurance benefits and claims paid, which resulted in lower health insurance costs to the Company.

Other income and expense.

•	Interest income generally reflects interest earned on the investment of cash balances and escrowed funds.

•	The increase in interest expense during the third quarter of fiscal 2015 when compared to the third quarter of fiscal 2014 primarily results from an increase of $1.1 million due to the additional mortgage debt associated with the senior living communities acquired by the Company subsequent to the third quarter of fiscal 2014, slightly offset by a $0.3 million decrease due to the Sedgwick Sale Transaction which closed on August 6, 2015 and Four Property Sale Transaction which closed on January 22, 2015, and a $0.1 million decrease at the Company’s other consolidated same-store communities due to certain refinancings and mortgage debt repayments that occurred subsequent to the third quarter of fiscal 2014.

•	Gain on disposition of assets of $6.4 million during the third quarter of fiscal 2015 is primarily attributable to the Sedgwick Sale Transaction which closed on August 6, 2015.

•	Write-off of deferred loan costs and prepayment premiums is attributable to the early repayment of certain mortgage debt on the Company’s owned properties due to scheduled maturities and the opportunity to replace interim variable interest rate debt with long-term fixed interest rate financing.

Provision for income taxes.

Provision for income taxes for the third quarter of fiscal 2015 was $0.1 million, or 4.6% of income before income taxes, compared to provision for income taxes of $0.2 million, or 3.6% of loss before income taxes, for the third quarter of fiscal 2014. The effective tax rates for the third quarters of fiscal 2015 and 2014 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the TMT, which effectively imposes tax on modified gross revenues for communities within the State of Texas. During the third quarter of fiscal 2015 the Company operated 37 Texas communities and during the third quarter of fiscal 2014 the Company operated 36 Texas communities and the TMT increased the overall provision for income taxes. For income tax purposes, in conjunction with the Sedgwick Sale Transaction the Company executed a like-kind exchange and acquired a replacement property shortly after the sale which resulted in deferral of the gain without the Company incurring any current federal or state income tax liabilities. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, an adjustment to the deferred tax asset valuation allowance of $(1.3 million) and $2.1 million was recorded during the third quarters of fiscal 2015 and 2014, respectively, to adjust the Company’s net deferred tax assets to the amount that is more likely than not to be realized.

Net income (loss) and comprehensive income (loss).

As a result of the foregoing factors, the Company reported net income and comprehensive income of $2.9 million for the three months ended September 30, 2015, compared to net loss and comprehensive loss of $(5.8 million) for the three months ended September 30, 2014. The retained deficit currently reported within the Company’s Consolidated Balance Sheets is primarily the accumulated result of the Company recognizing accelerated amortization expense of $63.6 million through September 30, 2015, associated with in-place leases from the Company’s acquisition program which began during fiscal 2010.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Revenues.

Total revenues were $304.6 million for the nine months ended September 30, 2015 compared to $283.8 million for the nine months ended September 30, 2014, representing an increase of approximately $20.9 million, or 7.4%. This increase in revenue is primarily the result of a $24.4 million increase in resident and healthcare revenue, slightly offset by a decrease in community reimbursement revenue of $3.1 million and a decrease in affiliated management services revenue of $0.4 million.

•	The increase in resident and healthcare revenue primarily results from an increase of $27.9 million from the senior living communities acquired by the Company during fiscal 2015 and 2014 and an increase of $3.9 million from an increase in average monthly rental rates of 1.5% at the Company’s other consolidated same-store communities, slightly offset by a decrease of $7.4 million due to the Sedgwick Sale Transaction which closed on August 6, 2015 and Four Property Sale Transaction which closed on January 22, 2015.

•	Affiliated management service revenue is comprised of management fees earned from unconsolidated joint ventures that the Company operated under management agreements. On June 30, 2014, the Company acquired 100% of the member interests in these joint ventures.

•	Community reimbursement revenue is comprised of reimbursable expenses from unconsolidated joint ventures that the Company operated under management agreements. On June 30, 2014, the Company acquired 100% of the member interests in these joint ventures.

Expenses.

Total expenses were $291.6 million during the first nine months of fiscal 2015 compared to $275.3 million during the first nine months of fiscal 2014, representing an increase of $16.3 million, or 5.9%. This increase in expenses is primarily the result of a $13.2 million increase in operating expenses, a $3.4 million increase in depreciation and amortization expense, a $1.4 million increase in facility lease expense, a $1.1 million increase in stock-based compensation expense, and a $0.3 million increase in general and administrative expenses, slightly offset by a decrease in community reimbursement expense of $3.1 million.

•	The increase in operating expenses primarily results from an increase of $17.2 million from the senior living communities acquired by the Company during fiscal 2015 and 2014 and a $1.1 million increase in general overall operating costs at the Company’s other consolidated same-store communities, partially offset by a decrease of $5.0 million due to the Sedgwick Sale Transaction which closed on August 6, 2015 and Four Property Sale Transaction which closed on January 22, 2015.

•	The increase in depreciation and amortization expense primarily results from an increase of $11.9 million for senior living communities acquired by the Company during fiscal 2015 and 2014 and an increase of $1.7 million as a result of an increase in depreciable assets at the Company’s other consolidated same-store communities, partially offset by a decrease in in-place lease amortization of $8.7 million from the senior living communities acquired by the Company during fiscal 2014 and 2013 which were fully amortized prior to the third quarter of fiscal 2015 and a decrease of $1.2 million due to the Sedgwick Sale Transaction which closed on August 6, 2015 and Four Property Sale Transaction which closed on January 22, 2015.

•	The increase in facility lease expense primarily results from contingent annual rental rate escalations for certain existing leases.

•	The increase in stock-based compensation expense results from the Company granting restricted stock awards and units to certain employees and directors during fiscal 2015 and 2014, some of which required accelerated expense recognition.

•	The increase in general and administrative expenses primarily results from an increase of $0.8 million in wages and benefits for existing and additional full-time employees, partially offset by a decrease of $0.4 million in employee insurance benefits and claims paid, which resulted in lower health insurance costs to the Company.

•	Community reimbursement expense represents payroll and administrative costs paid by the Company for the benefit of unconsolidated joint ventures that the Company operated under management agreements. On June 30, 2014, the Company acquired 100% of the member interests in these joint ventures.

Other income and expense.

•	Interest income generally reflects interest earned on the investment of cash balances and escrowed funds.

•	The increase in interest expense during the first nine months of fiscal 2015 when compared to the first nine months of fiscal 2014 primarily results from an increase of $4.2 million due to the additional mortgage debt associated with the senior living communities acquired by the Company during fiscal 2015 and throughout fiscal 2014, slightly offset by a $0.9 million decrease due to the Sedgwick Sale Transaction which closed on August 6, 2015 and Four Property Sale Transaction which closed on January 22, 2015, and a $0.1 million decrease at the Company’s other consolidated same-store communities due to certain refinancings and mortgage debt repayments that occurred subsequent to the third quarter of fiscal 2014.

•	Write-off of deferred loan costs and prepayment premiums is attributable to the early repayment of certain mortgage debt on the Company’s owned properties due to scheduled maturities and the opportunity to replace interim variable interest rate debt with long-term fixed interest rate financing. The decrease in write-off of deferred loan costs and prepayment premium during the first nine months of fiscal 2015 when compared to the first nine months of fiscal 2014 primarily results from the early repayment of the Company’s existing mortgage debt with Freddie Mac during the second quarter of fiscal 2014 which resulted in the Company recording a non-cash charge of $0.5 million to remove the remaining unamortized deferred financing assets related to this debt and paying $6.5 million in early repayment fees and costs.

•	Joint venture equity investment valuation gain is attributable to the Company closing the SHPIII/CSL Transaction during the second quarter of fiscal 2014. The Company acquired 100% of the members’ equity interests in SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, and SHPIII/CSL Levis Commons and received cash proceeds, including incentive distributions, of approximately $2.5 million which resulted in the Company recording a gain of approximately $1.5 million to reflect the fair value of the equity interests on the acquisition date.

•	Equity in earnings of unconsolidated joint ventures, net, represents the Company’s share of the net earnings on its investments in SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, and SHPIII/CSL Levis Commons. On June 30, 2014, the Company acquired 100% of the member interests in these joint ventures.

Provision for income taxes.

Provision for income taxes for the first nine months of fiscal 2015 was $0.7 million, or 9.1% of loss before income taxes, compared to provision for income taxes of $0.6 million, or 3.0% of loss before income taxes, for the first nine months of fiscal 2014. The effective tax rates for the first nine months of fiscal 2015 and 2014 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the TMT which effectively imposes tax on modified gross revenues for communities within the State of Texas. During the first nine months of fiscal 2015 the Company operated 37 Texas communities and during the first nine months of fiscal 2014 the Company operated 36 Texas communities and the TMT increased the overall provision for income taxes. For income tax purposes, in conjunction with the Sedgwick Sale Transaction the Company executed a like-kind exchange and acquired a replacement property shortly after the sale which resulted in deferral of the gain without the Company incurring any current federal or state income tax liabilities. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, an adjustment to the deferred tax asset valuation allowance of $3.1 million and $7.5 million was recorded during first nine months of fiscal 2015 and 2014, respectively, to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized.

Net loss and comprehensive loss.

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(8.3 million) for the nine months ended September 30, 2015, compared to net loss and comprehensive loss of $(20.2 million) for the nine months ended September 30, 2014. The retained deficit currently reported within the Company’s Consolidated Balance Sheets is primarily the accumulated result of the Company recognizing accelerated amortization expense of $63.6 million through September 30, 2015, associated with in-place leases from the Company’s acquisition program which began during fiscal 2010.

Liquidity and Capital Resources

In addition to approximately $34.7 million of unrestricted cash balances on hand as of September 30, 2015, the Company’s principal sources of liquidity are expected to be cash flows from operations, supplemental debt financings, additional proceeds from debt refinancings, equity issuances, and/or proceeds from the sale of assets. The Company expects its available cash and cash flows from operations, supplemental debt financings, additional proceeds from debt refinancings, and proceeds from the sale of assets to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company, from time to time, considers and evaluates transactions related to its portfolio including supplemental debt financings, debt refinancings, equity issuances, purchases and sales of assets, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

In summary, the Company’s cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$32,475	$35,085
Net cash used in investing activities	(104,665)	(156,311)
Net cash provided by financing activities	67,668	135,431

Net (decrease) increase in cash and cash equivalents	$(4,522)	$14,205

Operating activities.

The net cash provided by operating activities for the first nine months of fiscal 2015 primarily results from net non-cash charges of $42.9 million, a decrease in prepaid expenses of $2.1 million, and an increase in accrued expenses of $2.7 million, partially offset by net loss of $(8.3 million), an increase in accounts receivable of $3.2 million, a decrease in accounts payable of $1.9 million, and a decrease in deferred resident revenue of $1.5 million. The net cash provided by operating activities for the first nine months of fiscal 2014 primarily results from net non-cash charges of $49.7 million, net changes in operating assets and liabilities of $5.6 million, a decrease in prepaid expenses and other assets of $3.8 million, an increase in accrued expenses of $3.2 million, and an increase in deferred resident revenue of $0.8 million, partially offset by net loss of $(20.2 million) and an increase in accounts receivable of $2.1 million.

Investing activities.

The net cash used in investing activities for the first nine months of fiscal 2015 primarily results from capital expenditures of $23.7 million and acquisitions of senior living communities by the Company of $124.5 million, partially offset by proceeds from the Sedgwick Sale Transaction and Four Property Sale Transaction of $43.5 million. The net cash used in investing activities for the first nine months of fiscal 2014 primarily results from capital expenditures of $13.4 million and acquisitions of senior living communities by the Company of $145.6 million, slightly offset by proceeds from the SHPIII/CSL Transaction of $2.5 million.

Financing activities.

The net cash provided by financing activities for the first nine months of fiscal 2015 primarily results from notes payable proceeds of $150.0 million, of which approximately $90.1 million is related to new mortgage debt associated with the acquisition of senior living communities by the Company, approximately $1.5 million related to insurance premium financing, and the remaining $58.4 million resulted from supplemental financings, mortgage refinancings, or new mortgage debt obtained on existing unencumbered senior living communities, partially offset by repayments of notes payable of $78.7 million, deferred financing charges paid of $2.1 million, additions to restricted cash of $0.9 million, and payments on capital lease and financing obligations of $0.7 million. The net cash provided by financing activities for the first nine months of fiscal 2014 primarily results from notes payable proceeds of $267.7 million, of which $156.6 million related to the Freddie Mac Refinance and $111.1 million related to the acquisition of senior living communities by the Company and insurance premium financing and $0.2 million resulted from proceeds from the issuance of common stock, partially offset by repayments of notes payable of $128.6 million, payments on capital lease and financing obligations of $0.6 million, and deferred financing charges paid of $3.1 million.

Debt transactions.

On September 30, 2015, in conjunction with the Mahomet Transaction, the Company obtained approximately $11.1 million of mortgage debt from Fannie Mae. The new mortgage loan has a 10-year term with a 4.69% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which are being amortized over 10 years.

On September 30, 2015, the Company completed supplemental financing of approximately $5.0 million from Fannie Mae on an existing senior living community owned by the Company located in Macedonia, Ohio. The supplemental loan is coterminous with existing mortgage debt maturing in October 2021 with a 5.19% fixed interest rate and the principal amortized over a 30-year term. The supplemental loan is cross-collateralized and cross-defaulted with the original mortgage debt. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which are being amortized over the remaining initial loan term.

On September 24, 2015, the Company obtained approximately $8.4 million long-term fixed interest rate mortgage financing from Fannie Mae to replace interim variable interest rate financing obtained by the Company from Berkadia on September 30, 2013, in connection with the Company’s previous acquisition of a senior living community located in Oakwood, Georgia. The new mortgage loan has a 10-year term with a 4.7% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which are being amortized over 10 years.

On August 11, 2015, in conjunction with the Indianapolis Transaction, the Company obtained approximately $13.2 million of mortgage debt from Protective Life. The new mortgage loan has a 10-year term with a 4.25% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which are being amortized over 10 years. The note with Protective Life associated with the Indianapolis Transaction includes a loan commitment for up to $2.6 million of supplemental funding at the same terms and 4.25% fixed interest rate. The loan commitment is based on meeting certain funding requirements and is available through February 28, 2018.

On July 28, 2015, in conjunction with the Columbiana Transaction, the Company obtained approximately $9.9 million of mortgage debt from Protective Life. The new mortgage loan has a 10-year term with a 4.25% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which are being amortized over 10 years.

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

On February 17, 2015, the Company obtained new permanent mortgage financing totaling approximately $23.2 million from Fannie Mae on one of its owned senior living communities located in Peoria, Illinois. The new financing replaced a mortgage loan previously scheduled to mature on September 1, 2015, which was defeased by the Company on January 21, 2015, in conjunction with the Four Property Sale Transaction. This new mortgage loan has a 10-year term with a fixed interest rate of 3.85% and the principal amortized over 30 years. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which are being amortized over the loan term. As a result of the Peoria financing, the Company repaid existing mortgage debt on two owned properties totaling approximately $14.1 million. Due to the early repayment, the Company accelerated the amortization of approximately $0.2 million in unamortized deferred financing costs and incurred additional prepayment fees totaling approximately $0.5 million.

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

Recent Developments

Effective October 30, 2015, the Company closed the acquisition of one senior living community located in Virginia Beach, Virginia, for approximately $38.0 million. The community consists of 111 assisted living units. The Company obtained financing from Protective Life for approximately $28.0 million of the acquisition price at a fixed rate of 4.25% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of September 30, 2015, the Company had $711.7 million in outstanding debt comprised of various fixed and variable interest rate debt instruments of $699.9 million and $11.8 million, respectively. In addition, as of September 30, 2015, the Company had $498.8 million in future facility lease obligations with contingent rent increases on certain leases based on changes in the consumer price index or certain operational performance measures.

Changes in interest rates would affect the fair market values of the Company’s fixed interest rate debt instruments, but would not have an impact on the Company’s earnings or cash flows. Fluctuations in interest rates on the Company’s variable interest rate debt instruments, which are tied to LIBOR, would affect the Company’s earnings and cash flows but would not affect the fair market values of the variable interest rate debt. Each percentage point increase in interest rates would impact the Company’s annual interest expense by approximately $0.1 million based on the Company’s outstanding variable interest rate debt as of September 30, 2015. Increases in the consumer price index could have an effect on future facility lease expense if the leased community exceeds the contingent rent escalation thresholds set forth in each of the Company’s lease agreements.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following information is provided pursuant to Item 703 of Regulation S-K. The Company did not purchase any shares of its common stock pursuant to the Company’s share repurchase program (as described below) during the nine month period ended September 30, 2015. The information set forth in the table below reflects shares purchased by the Company pursuant to this repurchase program prior to the nine month period ended September 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Total at June 30, 2015	349,800	$2.67	349,800	$9,065,571
July 1 – July 31, 2015	—	—	—	—
August 1 – August 31, 2015	—	—	—	—
September 1 – September 30, 2015	—	—	—	—

Total at September 30, 2015	349,800	$2.67	349,800	$9,065,571

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
Date: November 4, 2015

INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

Exhibit Number	Description

3.1	—	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to exhibit 3.1 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)

3.1.1	—	Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

3.2	—	Second Amended and Restated Bylaws of the Registrant. (Incorporated by reference to exhibit 3.1 to the Company’s Current Report filed by the Company with the Securities and Exchange Commission on March 8, 2013.)

4.1	—	Rights Agreement, dated as of February 25, 2010, between Capital Senior Living Corporation and Mellon Investor Services, LLC, including all exhibits thereto. (Incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 26, 2010.)

4.1.1	—	First Amendment to Rights Agreement, dated as of March 5, 2013, between Capital Senior Living Corporation and Computershare Shareowner Services LLC, formerly known as Mellon Investor Services, LLC. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 8, 2013.)

4.2	—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock, $0.01 par value per share. (Incorporated by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 26, 2010.)

4.3	—	Form of Right Certificate. (Included as Exhibit B to the Rights Agreement, which is Exhibit 4.1 hereto as amended pursuant to the First Amendment to Rights Agreement, which is Exhibit 4.1.1 hereto and incorporated by reference.)

4.4	—	Form of Summary of Rights. (Included as Annex A to the First Amendment to Rights Agreement, which is Exhibit 4.1.1 hereto and incorporated by reference.)

4.5	—	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

4.6	—	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 4.7 to the Company’s Registration Statement on Form S-8K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

4.7	—	Amended and Restated Second Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 22, 2015.)

31.1*	—	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	—	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	—	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Carey P. Hendrickson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.