Form 10-K
period 2015-12-31
CAPITAL SENIOR LIVING CORP
filed 2016-02-26
CIK 1043000

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the 27,820,315 shares of the Registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates (defined to exclude all of the Registrant’s executive officers and directors) on December 31, 2015, based upon the adjusted closing price of the Registrant’s Common Stock as reported by the New York Stock Exchange on June 30, 2015, was approximately $681.6 million. As of February 19, 2016, the Registrant had 29,412,484 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement pertaining to its 2016 Annual Meeting of Stockholders and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A are incorporated herein by reference into Part III of this report.

CAPITAL SENIOR LIVING CORPORATION

1

PART I

ITEM 1.	BUSINESS.

Overview

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company and its predecessors have provided senior living services since 1990. As of December 31, 2015, the Company operated 121 senior living communities in 23 states with an aggregate capacity of approximately 15,400 residents, including 71 senior living communities which the Company owned and 50 senior living communities the Company leased. As of December 31, 2015, the Company also operated one home care agency. During 2015, approximately 95% of total revenues for the senior living communities operated by the Company were derived from private pay sources.

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

According to the American Seniors Housing Association Seniors Housing Construction Monitor report for Winter 2016, as of the fourth quarter of fiscal 2015, 19.9% of the age-restricted seniors housing supply in the

United States were assisted living units, 22.7% were independent living units, 51.8% were nursing care units, and 5.6% were memory care units.

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

Provide a Broad Range of Quality Personalized Care

Central to the Company’s operating strategy is its focus on providing quality care and services that are personalized and tailored to meet the individual needs of each community resident. The Company’s residences and services are designed to provide a broad range of care that permits residents to “age in place” as their needs change and as they develop further physical or cognitive frailties. By creating an environment that maximizes resident autonomy and provides individualized service programs, the Company seeks to attract seniors at an earlier stage, before they need the higher level of care provided in a skilled nursing facility. The Company also maintains a comprehensive quality assurance program designed to ensure the satisfaction of its residents and their family members. The Company conducts annual resident satisfaction surveys that allow residents at each community to express whether they are “very satisfied,” “satisfied” or “dissatisfied” with all major areas of a community, including, housekeeping, maintenance, activities and transportation, food service, security and management. In 2015 and 2014, the Company achieved 95% and 94%, respectively, overall approval ratings from the residents’ satisfaction surveys.

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

Improve Operating Efficiencies

The Company seeks to improve operating efficiencies at its communities by actively monitoring and managing operating costs. By having an established portfolio of communities in geographically concentrated regions throughout the United States with regional management in place, the Company believes it has established a platform to achieve operating efficiencies through economies of scale in the purchase of bulk items, such as food and supplies, and in the spreading of fixed costs, such as corporate overhead, over a larger revenue base, and to provide more effective management supervision and financial controls. The Company’s growth strategy includes acquiring additional communities within our geographically concentrated regions to achieve further efficiencies.

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

Independent Living Services

The Company provides independent living services to seniors who typically do not yet need assistance or support with ADLs, but who prefer the physical and psychological comfort of a residential community that offers health care and other services. As of December 31, 2015, the Company owned 34 communities and leased 19 communities that provide independent living services, which include communities that combine assisted living and other services, with an aggregate capacity for approximately 6,800 residents.

Independent living services provided by the Company include daily meals, transportation, social and recreational activities, laundry, housekeeping and 24-hour staffing. The Company also fosters the wellness of its residents by offering access to health screenings (such as blood pressure checks), periodic special services (such as influenza inoculations), dietary and similar programs, as well as ongoing exercise and fitness classes. Classes are given by health care professionals to keep residents informed about health and disease management. Subject to applicable government regulation, personal care and medical services are available to independent living residents through either the community staff or through the Company’s agency or other independent home care agencies. The Company’s independent living residents pay a fee ranging from $1,100 to $6,600 per month, in general, depending on the specific community, program of services, size of the unit and amenities offered. The Company’s contracts with its independent living residents are generally for a term of one year and are typically terminable by either party, under certain circumstances, upon providing 30 days’ notice.

Assisted Living Services

The Company offers a wide range of assisted living care and services, including personal care services, 24-hour staffing, support services, and supplemental services. As of December 31, 2015, the Company owned 57 communities and leased 41 communities that provide assisted living services, which include communities that combine independent living and other services, with an aggregate capacity for approximately 8,600 residents. The residents of the Company’s assisted living residences generally need help with some or all ADLs, but do not require the more acute medical care traditionally given in nursing homes. Upon admission to the Company’s assisted living communities, and in consultation with the resident, the resident’s family and medical consultants, each resident is assessed to determine his or her health status, including functional abilities and need for personal care services. The resident also completes a lifestyles assessment to determine the resident’s preferences. From these assessments, a care plan is developed for each resident to ensure that all staff members who render care meet the specific needs and preferences of each resident where possible. Each resident’s care plan is reviewed periodically to determine when a change in care is needed.

The Company has adopted a philosophy of assisted living care that allows a resident to maintain a dignified independent lifestyle. Residents and their families are encouraged to be partners in the residents’ care and to take as much responsibility for their well-being as possible. The basic types of assisted living services offered by the Company include the following:

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

The Company’s assisted living residents pay a fee ranging from $1,400 to $8,400 per month, in general, depending on the specific community, the level of personal care services, support service and supplemental serv-

ices provided to the resident, size of the unit and amenities offered. The Company’s contracts with its assisted living residents are generally for a term of one year and are typically terminable by either party, under certain circumstances, upon 30 days’ notice unless state law stipulates otherwise.

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

Home Care Services

As of December 31, 2015, the Company provided home care services to clients at one senior living community through the Company’s home care agency and made home care services available to clients at a majority of its senior living communities through third-party providers. The Company believes that the provision of private pay, home care services is an attractive adjunct to its independent living services because it allows the Company to make available more services to its residents as they age in place and increases the length of stay in the Company’s communities. In addition, the Company makes available to residents certain customized physician, dentistry, podiatry and other health-related rehabilitation and therapy services that may be offered by third-party providers.

Operating Communities

The table below sets forth certain information with respect to senior living communities operated by the Company as of December 31, 2015.

			Resident Capacity[1]				Commencement of Operations[2]
Community		Units	IL	AL	Total	Ownership
Owned:
Aspen Grove	Lamberville, MI	78	—	83	83	100%	03/14
Autumn Glen	Greencastle, IN	52	—	64	64	100%	06/13
Brookview Meadows	Green Bay, WI	78	—	156	156	100%	01/15
Canton Regency	Canton, OH	239	162	145	307	100%	03/91
Chateau of Batesville	Batesville, IN	41	—	43	43	100%	10/12
Country Charm	Greenwood, IN	90	—	166	166	100%	10/12
Country Charm Village	Indianapolis, IN	73	—	105	105	100%	10/12
Courtyards at Lake Granbury	Granbury, TX	81	—	112	112	100%	03/12
Good Tree Retirement and Memories	Stephenville, TX	60	20	75	95	100%	03/12
Gramercy Hill	Lincoln, NE	146	62	103	165	100%	10/98
Greenbriar Village	Indianapolis, IN	124	—	134	134	100%	08/15
Harbor Court	Rocky River, OH	122	—	144	144	100%	12/12
Heritage at the Plains at Parish Homestead	Oneonta, NY	108	97	53	150	100%	05/15
Independence Village of Peoria	Peoria, IL	158	166	—	166	100%	08/00
Keystone Woods Assisted Living	Anderson, IN	50	—	70	70	100%	07/11
Laurel Hurst Laurel Woods	Columbus, NC	102	70	60	130	100%	10/11
Marquis Place of Elkhorn	Elkhorn, NE	64	—	69	69	100%	03/13
Middletown	Middletown, OH	61	—	75	75	100%	09/13
Montclair	Springfield, MO	158	178	—	178	100%	12/12
North Pointe	Anderson, SC	70	—	70	70	100%	10/11

			Resident Capacity[1]				Commencement of Operations[2]
Community		Units	IL	AL	Total	Ownership
Park-Oak Grove	Roanoke, VA	93	—	164	164	100%	08/14
River Crossing Assisted Living	Charlestown, IN	100	—	106	106	100%	12/13
Riverbend Independent and Assisted Living	Jeffersonville, IN	112	—	114	114	100%	03/12
Remington at Valley Ranch	Irving, TX	127	158	—	158	100%	04/12
Residence of Chardon	Chardon, OH	42	—	52	52	100%	10/12
Sugar Grove	Plainfield, IN	164	48	116	164	100%	12/13
Summit Place	Anderson, SC	91	19	89	108	100%	10/11
Summit Point Living	Macedonia, OH	163	126	98	224	100%	08/11
Towne Centre Retirement Community	Merrillville, IN	210	163	75	238	100%	03/91
Vintage Gardens	St. Joseph, MO	102	44	92	136	100%	05/13
Waterford at Baytown	Baytown, TX	129	18	132	150	100%	03/15
Waterford at Bridle Brook	Mahomet, IL	78	—	120	120	100%	09/15
Waterford at College Station	College Station, TX	53	—	87	87	100%	03/12
Waterford at Columbia	Columbia, SC	117	141	—	141	100%	11/00
Waterford at Corpus Christi	Corpus Christi, TX	50	—	56	56	100%	10/12
Waterford at Deer Park	Deer Park, TX	120	144	—	144	100%	11/00
Waterford at Dillon Pointe	Spartanburg, SC	36	—	55	55	100%	12/13
Waterford at Edison Lakes	South Bend, IN	116	96	45	141	100%	12/00
Waterford at Fairfield	Fairfield, OH	120	140	—	140	100%	11/00
Waterford at Fitchburg	Fitchburg, WI	82	—	150	150	100%	10/13
Waterford at Fort Worth	Fort Worth, TX	151	177	—	177	100%	06/00
Waterford at Hartford	Hartford, WI	39	—	53	53	100%	05/15
Waterford at Hidden Lake	Canton, GA	49	—	98	98	100%	12/14
Waterford at Highland Colony	Jackson, MS	119	143	—	143	100%	11/00
Waterford at Ironbridge	Springfield, MO	118	142	—	142	100%	06/01
Waterford at Levis Commons	Toledo, OH	146	163	44	207	100%	04/09
Waterford at Mansfield	Mansfield, OH	118	97	45	142	100%	10/00
Waterford at Mesquite	Mesquite, TX	153	176	—	176	100%	09/99
Waterford at Oakwood	Oakwood, GA	64	—	70	70	100%	09/13
Waterford at Oshkosh	Oshkosh, WI	90	—	109	109	100%	08/14
Waterford at Pantego	Pantego, TX	119	143	—	143	100%	12/00
Waterford at Plano	Plano, TX	135	109	57	166	100%	12/00
Waterford at Plymouth	Plymouth, WI	69	—	82	82	100%	08/14
Waterford at Richmond Heights	Richmond Heights, OH	148	117	110	227	100%	04/09
Waterford at Thousand Oaks	San Antonio, TX	119	135	—	135	100%	05/00
Waterford at Virginia Beach	Virginia Beach, VA	111	—	138	138	100%	10/15
Waterford at West Bend	West Bend, WI	40	—	41	41	100%	05/15
Waterford on Cooper	Arlington, TX	105	—	151	151	100%	03/12
Waterford on Huebner	San Antonio, TX	119	135	—	135	100%	04/99
Wellington at Arapaho	Richardson, TX	140	113	57	170	100%	05/02
Wellington at Conroe	Conroe, TX	44	25	35	60	100%	03/12
Wellington at Dayton	Dayton, OH	149	146	94	240	100%	08/08
Wellington at Kokomo	Kokomo, IN	96	—	99	99	100%	07/11
Wellington at North Richland Hills	North Richland Hills, TX	119	139	—	139	100%	01/02

			Resident Capacity[1]				Commencement of Operations[2]
Community		Units	IL	AL	Total	Ownership
Whispering Pines Village	Columbiana, OH	68	24	88	112	100%	07/15
Whitcomb House	Milford, MA	68	—	87	87	100%	10/13
Woodlands of Columbus	Columbus, OH	116	—	117	117	100%	10/12
Woodlands of Hamilton	Hamilton, OH	87	—	100	100	100%	10/12
Woodlands of Shaker Heights	Shaker Heights, OH	66	—	85	85	100%	10/12
Woodview Assisted Living	Fort Wayne, IN	88	—	130	130	100%	12/13
Wynnfield Crossing Assisted Living	Rochester, IN	59	—	79	79	100%	07/11

		7,172	3,836	5,247	9,083

Leased:
Ventas:
Amberleigh	Buffalo, NY	267	387	—	387	N/A	01/92
Cottonwood Village	Cottonwood, AZ	163	131	58	189	N/A	03/91
Crown Pointe	Omaha, NE	135	85	80	165	N/A	08/00
Georgetowne Place	Fort Wayne, IN	159	242	—	242	N/A	10/05
Harrison at Eagle Valley[3]	Indianapolis, IN	124	138	—	138	N/A	03/91
Independence Village of East Lansing	East Lansing, MI	149	161	—	161	N/A	08/00
Independence Village of Olde Raleigh	Raleigh, NC	167	177	—	177	N/A	08/00
Rose Arbor	Maple Grove, MN	144	86	87	173	N/A	06/06
Villa Santa Barbara	Santa Barbara, CA	125	64	62	126	N/A	08/00
West Shores	Hot Springs, AR	137	131	42	173	N/A	08/00
Whitley Place	Keller, TX	47	—	65	65	N/A	02/08

HCN:
Azalea Trails Assisted Living	Tyler, TX	56	—	70	70	N/A	09/10
Buffalo Creek Assisted Living	Waxahachie, TX	56	—	70	70	N/A	09/10
Dogwood Trails Assisted Living	Palestine, TX	65	—	75	75	N/A	09/10
Hawkins Creek Assisted Living	Longview, TX	56	—	70	70	N/A	09/10
Hearth at Prestwick	Avon, IN	136	—	150	150	N/A	08/06
Hearth at Windermere	Fishers, IN	128	—	150	150	N/A	08/06
Heritage Oaks Assisted Living	Conroe, TX	75	—	90	90	N/A	09/10
Keepsake Village of Columbus	Columbus, IN	46	—	48	48	N/A	08/06
Magnolia Court Assisted Living	Nacogdoches, TX	56	—	70	70	N/A	09/10
Martin Crest Assisted Living	Weatherford, TX	56	—	86	86	N/A	09/10
Pecan Point Assisted Living	Sherman, TX	56	—	70	70	N/A	09/10
Santa Fe Trails Assisted Living	Cleburne, TX	56	—	86	86	N/A	09/10
Spring Lake Assisted Living	Paris, TX	56	—	70	70	N/A	09/10
Spring Meadows Libertyville	Libertyville, IL	198	208	45	253	N/A	04/11
Spring Meadows Naperville	Naperville, IL	197	186	45	231	N/A	04/11
Spring Meadows at Summit	Summit, NJ	89	—	98	98	N/A	04/11
Spring Meadows at Trumbull	Trumbull, CT	148	136	42	178	N/A	04/11
Stonefield Assisted Living	McKinney, TX	75	—	90	90	N/A	09/10
Walnut Creek Assisted Living	Mansfield, TX	56	—	70	70	N/A	09/10
Waterford at Ames	Ames, IA	60	—	122	122	N/A	02/06
Waterford at Miracle Hills	Omaha, NE	63	—	70	70	N/A	03/06
Waterford at Roxbury Park	Omaha, NE	65	—	70	70	N/A	02/06
Waterford at Van Dorn	Lincoln, NE	69	—	84	84	N/A	02/06
Waterford at Woodbridge	Plattsmouth, NE	40	—	45	45	N/A	02/06

			Resident Capacity[1]				Commencement of Operations[2]
Community		Units	IL	AL	Total	Ownership

HCP:
Atrium of Carmichael	Sacramento, CA	151	155	—	155	N/A	01/92
Charlotte Square	Charlotte, NC	120	—	125	125	N/A	12/06
Chesapeake Place	Chesapeake, VA	103	—	153	153	N/A	12/06
Covenant Place of Abilene	Abilene, TX	50	—	55	55	N/A	08/04
Covenant Place of Burleson	Burleson, TX	74	—	80	80	N/A	08/04
Covenant Place of Waxahachie	Waxahachie, TX	50	—	55	55	N/A	08/04
Crescent Place	Cedar Hill, TX	80	—	85	85	N/A	11/05
Crescent Point	Cedar Hill, TX	111	134	—	134	N/A	08/04
Crosswood Oaks	Sacramento, CA	121	127	—	127	N/A	01/92
Good Place	North Richland Hills, TX	72	—	80	80	N/A	08/04
Greenville Place	Greenville, SC	102	—	153	153	N/A	12/06
Meadow Lakes	North Richland Hills, TX	119	145	—	145	N/A	08/04
Myrtle Beach Estates	Myrtle Beach, SC	108	—	142	142	N/A	12/06
Tesson Heights	St. Louis, MO	184	134	72	206	N/A	10/98
Veranda Club	Boca Raton, FL	186	129	97	226	N/A	01/92

		5,206	2,956	3,377	6,333
Total		12,378	6,792	8,624	15,416

(1)	Independent living (IL) residences and assisted living (AL) residences based on community licensure.

(2)	Indicates the date on which the Company acquired or commenced operating the community. The Company operated certain of its communities pursuant to management agreements prior to acquiring interests in or leasing the communities.

(3)	The Company’s home care agency is on-site at The Harrison at Eagle Valley community.

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

The following are the principal elements of the Company’s clear and differentiated growth strategy:

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

Regional Management

The Company provides oversight and support to each of its senior living communities through experienced regional and district managers. A district manager will generally oversee the marketing and operations of three to seven communities clustered in a small geographic area. A regional manager will generally cover a larger geographic area consisting of eight to thirteen communities. In most cases, the district and regional managers will office out of the Company’s senior living communities. Currently, there are district and regional managers based in the East, Central Plains, South Central, Dallas, Indiana, Midwest, Texas, Southwest, and West regions.

The executive director at each community reports to a regional or district manager. The regional and district managers report on the operations of each community directly to senior management at the Company’s corporate office. The district and regional managers make regular site visits to each of their assigned communities. The site visits involve a physical plant inspection, quality assurance review, staff training, financial and systems audits, regulatory compliance, and team building.

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

Resident and Resident’s Family Input.    On a routine basis, the Company provides residents and their family members the opportunity to provide valuable input regarding the day-to-day delivery of services. On-site management at each community has fostered and encouraged active resident councils and resident committees who meet independently. These resident bodies meet with on-site management on a monthly basis to offer input and suggestions as to the quality and delivery of services. Additionally, at each community the Company con-

ducts annual resident satisfaction surveys to further monitor the satisfaction levels of both residents and their family members. These surveys are sent directly to a third party firm for tabulation, then to the Company’s corporate headquarters for distribution to onsite staff. In fiscal 2015 and 2014, the Company achieved 95% and 94%, respectively, approval ratings from its residents. For any departmental area of service scoring below 90%, a corrective action plan is developed jointly by on-site, regional and corporate staff for immediate implementation.

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

The health care industry is subject to extensive regulation and frequent regulatory change. At this time, no federal laws or regulations specifically regulate assisted or independent living residences. While a number of states have not yet enacted specific assisted living regulations, certain of the Company’s assisted living communities are subject to regulation, licensing, CON and permitting by state and local health care and social service agencies and other regulatory authorities. While such requirements vary from state to state, they typically relate to staffing, physical design, required services and resident characteristics. The Company believes that such regu-

lation will increase in the future. In addition, health care providers are receiving increased scrutiny under anti-trust laws as integration and consolidation of health care delivery increases and affects competition. The Company’s communities are also subject to various zoning restrictions, local building codes, and other ordinances, such as fire safety codes. Failure by the Company to comply with applicable regulatory requirements could have a material adverse effect on the Company’s business, financial condition, and results of operations. Regulation of the assisted living industry is evolving. The Company is unable to predict the content of new regulations and their effect on its business. There can be no assurance that the Company’s operations will not be adversely affected by regulatory developments.

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

Employees

As of December 31, 2015, the Company employed 7,384 persons, of which 3,871 were full-time employees (92 of whom are located at the Company’s corporate offices) and 3,513 were part-time employees. None of the Company’s employees are currently represented by a labor union and the Company is not aware of any union organizing activity among its employees. The Company believes that its relationship with its employees is good.

Executive Officers and Other Key Employees of the Registrant

The following table sets forth certain information concerning each of the Company’s executive officers and other key employees as of December 31, 2015:

Name	Age	Position(s) with the Company
Lawrence A. Cohen	62	Chief Executive Officer and Vice Chairman of the Board
Keith N. Johannessen	59	President and Chief Operating Officer
Carey P. Hendrickson	53	Senior Vice President and Chief Financial Officer
David R. Brickman	57	Senior Vice President, Secretary and General Counsel
David W. Beathard, Sr.	68	Senior Vice President — Operations
Gregory P. Boemer.	48	Vice President — Operations
Gary E. Fernandez	52	Vice President — National Sales and Marketing
Joseph G. Solari	51	Vice President — Corporate Development
Gloria Holland	48	Vice President — Finance
Glen H. Campbell	71	Vice President — Asset Management
Christopher H. Lane	44	Vice President — Financial Reporting
Robert F. Hollister	60	Property Controller

Lawrence A. Cohen has served as one of our directors since November 1996 and as Vice Chairman of the Board since November 1996. He has served as our Chief Executive Officer since May 1999 and was our Chief Financial Officer from November 1996 to May 1999. From 1991 to 1996, Mr. Cohen served as President and Chief Executive Officer of Paine Webber Properties Incorporated. Mr. Cohen serves on the boards of various charitable organizations and is active in several industry associations. Mr. Cohen was a founding member and is Chairman of the American Seniors Housing Association and serves on the Operator Advisory Board of the National Investment Center for the Seniors Housing & Care Industry. He received an LL.M. in Taxation from New York University School of Law, a JD from St. John’s University School of Law, and a BBA in Accounting from The George Washington University. Mr. Cohen has had positions with businesses involved in senior living for 31 years.

Keith N. Johannessen has been a director since 1999. Mr. Johannessen has served as our President since 1994 and Chief Operating Officer since 1999. He previously served as our Executive Vice President from May 1993 to February 1994. He has more than 37 years of operational experience in seniors housing. He began his senior housing career in 1978 with Life Care Services Corporation and then joined Oxford Retirement Services, Inc as Executive Vice President. Mr. Johannessen later served as Senior Manager in the health care practice of Ernst & Young LLP prior to joining the Company in 1993. He has served on the State of the Industry and Model Assisted Living Regulations Committees of the American Seniors Housing Association. Mr. Johannessen holds a Bachelor of Arts degree.

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

David R. Brickman is currently the Senior Vice President, Secretary, and General Counsel of the Company. He served as Vice President and General Counsel of the Company and its predecessors since July 1992 and has served as Secretary of the Company since May 2007. From 1989 to 1992, Mr. Brickman served as in-house counsel with LifeCo Travel Management Company, a corporation that provided travel services to U.S. corporations. Mr. Brickman earned a Juris Doctor and Masters of Business Administration from the University of South Carolina and a Masters in Health Administration from Duke University. He currently serves on the Board of Advisors for the Southern Methodist University Corporate Counsel Symposium. He is also a member of the National Center for Assisted Living In-house Counsel Roundtable Task Force, as well as the Long-Term Care Risk Legal Forum. Mr. Brickman has either practiced law or performed in-house counsel functions for 29 years.

David W. Beathard, Sr. is currently the Senior Vice President — Operations of the Company. He served as Vice President — Operations of the Company and its predecessors from August 1996 to June 2013. From 1992 to 1996, Mr. Beathard owned and operated a consulting firm, which provided operational, marketing, and feasibility consulting regarding senior housing facilities. Mr. Beathard has been active in the operational, sales and marketing, and construction oversight aspects of senior housing for 42 years.

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

Gary E. Fernandez joined the Company in October 2001 as a Regional Sales and Marketing Director and served in such capacity until being promoted to his current position of Vice President — National Sales and Marketing in January 2014. In addition to his role as Regional Sales and Marketing Director with the Company, he served as Director of Corporate Marketing and Media from 2002 to 2003. Prior to joining the Company, he served as National Sales and Marketing Director with Hearthstone Assisted Living from 1999 to 2001. He also served as Director of Advertising with Alterra Healthcare from 1997 to 1999. He is a graduate of the University of Wisconsin — Milwaukee and has been active in the senior housing industry for 18 years.

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

Glen H. Campbell has served as Vice President — Asset Management of the Company since September 1997. From 1990 to 1997 Mr. Campbell served as Vice President of Development for Greenbrier Corporation, an assisted living development and management company. From 1985 to 1990 Mr. Campbell served as Director of Facility Management for Retirement Corporation of America. Mr. Campbell has been active in the design and development of retirement communities for 43 years.

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

As of December 31, 2015, we had mortgage and other indebtedness, excluding deferred loan costs, totaling approximately $777.1 million. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover required interest and principal payments. Any payment or other default could cause the applicable lender to foreclose upon the communities securing the indebtedness with a consequent loss of income and asset value to us. Further, because some of our mortgages contain cross-default and cross-collateralization provisions, a payment or other default by us with respect to one community could affect a significant number of our other communities.

We have significant lease obligations and our failure to generate cash flows sufficient to cover these lease obligations could result in defaults under the lease agreements.

As of December 31, 2015, we leased 50 communities with future lease obligations totaling approximately $570.3 million, with minimum lease obligations of $64.4 million in fiscal 2016. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover these required operating lease obligations. Any payment or other default under any such lease could result in the termination of the lease, with a consequent loss of income and asset value to us. Further, because our leases contain cross-default provisions, a payment or other default by us with respect to one leased community could affect all of our other leased communities with related lessors. Certain of our leases contain various financial and other restrictive covenants, which could limit our flexibility in operating our business. Failure to maintain compliance with the lease obligations as set forth in our lease agreements could have a material adverse impact on us. The termination of a significant portion of our facility lease agreements could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Our failure to comply with financial covenants and other restrictions contained in debt instruments and lease agreements could result in the acceleration of the related debt or lease or in the exercise of other remedies.

Our outstanding indebtedness and leases are secured by our communities, and, in certain cases, a guaranty by our Company or by one or more of our subsidiaries. Therefore, an event of default under the outstanding indebtedness or leases, subject to cure provisions in certain instances, would give the respective lenders or les-

sors, as applicable, the right to declare all amounts outstanding to be immediately due and payable, terminate the lease, or foreclose on collateral securing the outstanding indebtedness and leases.

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

We intend to expand our operations, directly or indirectly, through the acquisition of existing senior living communities and/or the expansion of some of our existing senior living communities. The success of our growth strategy will depend, in large part, on our ability to implement these plans and to effectively operate these communities. If we are unable to manage our growth effectively, our business, financial condition, cash flows, and results of operations may be adversely affected.

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

State regulations governing assisted living facilities require written resident agreements with each resident. Most of these regulations also require that each resident have the right to terminate the resident agreement for any reason on reasonable notice. Consistent with these regulations, the resident agreements signed by us allow residents to terminate their lease upon 0 to 30 days’ notice. Thus, we cannot contract with residents to stay for longer periods of time, unlike typical apartment leasing arrangements that involve lease agreements with specified leasing periods of up to a year or longer. Our resident agreements generally provide for termination of the lease upon death or allow a resident to terminate their lease upon the need for a higher level of care not provided at the community. If a large number of residents elected to or otherwise terminate their resident agreements at or around the same time, then our revenues and earnings could be adversely affected. In addition, the advanced age of our average resident means that the resident turnover rate in our senior living facilities may be difficult to predict.

We largely rely on private pay residents and circumstances that adversely affect the ability of the elderly to pay for our services could have a material adverse effect on us.

Approximately 95% of our total revenues from communities that we operated were attributable to private pay sources and approximately 5% of our revenues from these communities were attributable to reimbursements from Medicaid during fiscal 2015. We expect to continue to rely primarily on the ability of residents to pay for our services from their own or family financial resources. Unfavorable economic conditions in the housing, financial, and credit markets, inflation, or other circumstances that adversely affect the ability of the elderly to pay for our services could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

Federal and state governments regulate various aspects of our business. The development and operation of senior living communities and the provision of health care services are subject to federal, state and local licensure, certification and inspection laws that regulate, among other matters, the number of licensed beds, the provision of services, the distribution of pharmaceuticals, billing practices and policies, equipment, staffing (including professional licensing), operating policies and procedures, fire prevention measures, environmental matters and compliance with building and safety codes. Failure to comply with these laws and regulations could result in the denial of reimbursement, the imposition of fines, temporary suspension of admission of new residents, suspension or decertification from the Medicaid program, restrictions on the ability to acquire new communities or expand existing communities and, in extreme cases, the revocation of a community’s license or closure of a community. We believe that such regulation will increase in the future and we are unable to predict the content of new regulations or their effect on our business, any of which could materially adversely affect us.

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

Federal and state anti-remuneration laws, such as “anti-kickback” laws, govern some financial arrangements among health care providers and others who may be in a position to refer or recommend patients to those providers. These laws prohibit, among other things, some direct and indirect payments that are intended to induce the referral of patients to, the arranging for services by, or the recommending of, a particular provider of health care items or services. Federal anti-kickback laws have been broadly interpreted to apply to some contractual relationships between health care providers and sources of patient referral. Similar state laws vary, are sometimes vague, and seldom have been interpreted by courts or regulatory agencies. Violation of these laws can result in loss of licensure, civil and criminal penalties, and exclusion of health care providers or suppliers from participation in the Medicaid program. There can be no assurance that those laws will be interpreted in a manner consistent with our practices.

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

Anti-takeover provisions in our governing documents, governing law and material agreements may discourage, delay or prevent a merger or acquisition that our stockholders may consider favorable or prevent the removal of our current board of directors and management.

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

The executive and administrative offices of the Company are located at 14160 Dallas Parkway, Suite 300, Dallas, Texas 75254, and consist of approximately 26,000 square feet. The lease on the premises currently extends through September 2020. The Company believes that its corporate office facilities are adequate to meet its requirements through at least fiscal 2016 and that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate operations. The Company also leases executive office space in New York, New York pursuant to a two-year lease agreement.

As of December 31, 2015, the Company owned or leased and managed the senior living communities referred to in Item 1 above under the caption “Operating Communities.”

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

(a) Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

Market Information and Holders

The Company’s shares of common stock are listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “CSU”. The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s common stock, as reported on the NYSE. At February 19, 2016, there were approximately 165 stockholders of record of the Company’s common stock.

	2015		2014
Year	High	Low	High	Low
First Quarter	$26.75	$22.52	$26.89	$21.52
Second Quarter	27.75	24.40	26.85	22.26
Third Quarter	24.97	19.20	25.84	20.33
Fourth Quarter	24.55	19.59	25.91	21.05

Dividends

It is the policy of the Company’s Board of Directors to retain all future earnings to finance the operation and expansion of the Company’s business. Accordingly, the Company did not declare or pay cash dividends on its common stock during fiscal 2015 or 2014 and does not anticipate declaring or paying cash dividends on the common stock in the foreseeable future. The payment of cash dividends in the future will be at the sole discretion of the Company’s Board of Directors and will depend on, among other things, the Company’s earnings, operations, capital requirements, financial condition, restrictions in then existing financing agreements, and other factors deemed relevant by the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information relating to the Company’s equity compensation plans as of December 31, 2015:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of the Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	3,000	$10.97	1,901,886
Equity compensation plans not approved by security holders	—	—	—

Total	3,000	$10.97	1,901,886

Performance Graph

The following Performance Graph shows the cumulative total return for the five-year period ended December 31, 2015, in the value of $100 invested in: (1) the Company’s common stock; (2) the Standard & Poor’s Broad Market Index (the “S&P 500”); and (3) the common stock of the Peer Group (as defined below) of companies, whose returns represent the arithmetic average of such companies. The values with each investment as of the beginning of each year are based on share price appreciation and the reinvestment of any dividends on the respective ex-dividend dates.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Capital Senior Living Corporation, the S&P 500 Index, and a Peer Group

*	$100 invested on 12/31/10 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2016 S&P, a division of McGraw Hill Financial. All rights reserved.

The preceding graph assumes $100 invested at the beginning of the measurement period, including reinvestment of any dividends, in the Company’s common stock, the S&P 500, and the Peer Group and was plotted using the following data:

	Cumulative Total Returns
	12/10	12/11	12/12	12/13	12/14	12/15
Capital Senior Living Corporation	100.00	118.51	278.96	358.06	371.79	311.34
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
Peer Group	100.00	77.77	114.29	122.87	160.43	82.00

The Company’s Peer Group, which was selected in good faith on an industry basis, consists of Brookdale Senior Living, Inc. and Five Star Quality Care, Inc.

(b) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following information is provided pursuant to Item 703 of Regulation S-K. The Company did not repurchase any shares of its common stock pursuant to the Company’s share repurchase program (as described below) during the year ended December 31, 2015. The information set forth in the table below reflects shares repurchased by the Company pursuant to this program prior to the year ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Total at September 30, 2015	349,800	$2.67	349,800	$9,065,571
October 1 – October 31, 2015	—	—	—	—
November 1 – November 30, 2015	—	—	—	—
December 1 – December 31, 2015	—	—	—	—

Total at December 31, 2015	349,800	$2.67	349,800	$9,065,571

(1)	On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. All shares that have been purchased by the Company under this program were purchased in open-market transactions. On January 14, 2016, the Company announced that its board of directors has approved a continuation of the share repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA.

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

	At and for the Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share and other data)
Consolidated Statements of Operations and Comprehensive (Loss) Income Data:
Total revenues	$412,177	$383,925	$350,362	$310,536	$263,502
Income from operations	18,835	13,900	11,250	13,655	17,911
Net (loss) income	(14,284)	(24,126)	(16,504)	(3,119)	3,025
Net (loss) income per share:
Basic net (loss) income per share	$(0.50)	$(0.83)	$(0.58)	$(0.11)	$0.11
Diluted net (loss) income per share	$(0.50)	$(0.83)	$(0.58)	$(0.11)	$0.11
Balance Sheet Data:
Cash and cash equivalents (excluding restricted cash)	$56,087	$39,209	$13,611	$18,737	$22,283
Working capital (deficit)(1)	26,726	13,113	(5,892)	(5,712)	20,786
Total assets(1)	1,019,033	891,370	745,549	636,942	462,326
Long-term debt, excluding current portion(1)	754,949	592,884	467,376	342,366	224,940
Shareholders’ equity	$135,746	$141,174	$157,950	$168,594	$169,141
Other Data:
Communities (at end of period)
Owned or leased	121	117	109	98	81
Joint ventures & managed	—	—	3	3	3

Total	121	117	112	101	84
Resident capacity:
Owned or leased	15,416	15,149	13,939	12,973	11,150
Joint ventures & managed	—	—	674	674	674

Total	15,416	15,149	14,613	13,647	11,824

(1)	Working capital, total assets, and long-term debt, excluding current portion, for fiscal 2015 excludes $8,532 in debt issuance costs, net of accumulated amortization, and fiscal 2014 was revised from amounts previously reported to reflect the impact of reclassifying $6,331 in debt issuance costs, net of accumulated amortization, from other assets to notes payable. This revision was due to the Company’s adoption of ASU 2015-03, Interest—Imputation of Interest- Simplifying the Presentation of Debt Issuance Costs, during the fourth quarter of fiscal 2015 which requires current and retrospective application to the Company’s Consolidated Balance Sheets for all periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain information contained in this report constitutes “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “intend,” “could,” “believe,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. The Company cautions readers that forward-

looking statements, including, without limitation, those relating to the Company’s future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified. These factors include the Company’s ability to find suitable acquisition properties at favorable terms, financing, licensing, business conditions, risks of downturn in economic conditions generally, satisfaction of closing conditions such as those pertaining to licensure, availability of insurance at commercially reasonable rates, and changes in accounting principles and interpretations, among others, and other risks and factors identified from time to time in the Company’s reports filed with the SEC.

Overview

The following discussion and analysis addresses (i) the Company’s results of operations on a historical consolidated basis for the years ended December 31, 2015, 2014, and 2013, and (ii) liquidity and capital resources of the Company and should be read in conjunction with the Company’s historical consolidated financial statements and the selected financial data contained elsewhere in this report.

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

As of December 31, 2015, the Company operated 121 senior living communities in 23 states with an aggregate capacity of approximately 15,400 residents, including 71 senior living communities which the Company owned and 50 senior living communities the Company leased. As of December 31, 2015, the Company also operated one home care agency.

Significant Financial and Operational Highlights

The Company primarily derives its revenue by providing senior living and healthcare services to the elderly and operating senior living communities under joint venture arrangements. When comparing fiscal 2015 to fiscal 2014, the Company generated total revenues of approximately $412.2 million compared to total revenues of approximately $383.9 million, respectively, representing an increase of approximately $28.3 million, or 7.4%. The increase in revenues primarily results from the senior living communities acquired by the Company during fiscal 2015 and a full year of activity for the senior living communities acquired by the Company during fiscal 2014 which was slightly offset by a decrease in revenues due to the five properties sold by the Company during fiscal 2015.

The weighted average financial occupancy rate for our consolidated communities for the fiscal years ended December 31, 2015 and 2014 was 88.3% and 87.1%, respectively. In addition to the increase we experienced in total consolidated occupancies, we also achieved an increase in average monthly rental rates of 6.5% at our consolidated communities when comparing fiscal 2015 to fiscal 2014. On a same-store basis, the weighted average financial occupancy rate for our consolidated communities for the fiscal year ended December 31, 2015 and 2014 was 88.0% and 87.5%, respectively. In addition to the increase we experienced in our same-store occupancies, we also achieved an increase in average monthly rental rates of 2.7% when comparing fiscal 2015 to fiscal 2014. The increase in occupancies and average monthly rental rates was primarily the result of our recent community acquisitions and the capital improvements we have prudently invested in our communities for unit conversions which enable us to provide a broader range of senior living services at higher levels of care.

On December 17, 2015, the Company completed supplemental mortgage financing of approximately $7.6 million from Fannie Mae on three senior living communities at a fixed interest rate of 5.49% which is cotermi-

nous with existing mortgage debt maturing in November 2022. The supplemental mortgage loans are cross-collateralized and cross-defaulted with the original mortgage debt.

On November 24, 2015, the Company completed supplemental mortgage financing of approximately $3.2 million from Fannie Mae on one senior living community at a fixed interest rate of 5.46% which is coterminous with existing mortgage debt maturing in April 2023. The supplemental mortgage loan is cross-collateralized and cross-defaulted with the original mortgage debt.

On November 24, 2015, the Company completed supplemental mortgage financing of approximately $8.7 million from Fannie Mae on one senior living community at a fixed interest rate of 5.39% which is coterminous with existing mortgage debt maturing in January 2023. The supplemental mortgage loan is cross-collateralized and cross-defaulted with the original mortgage debt.

On November 12, 2015, the Company repaid mortgage loans totaling approximately $31.6 million from Fannie Mae associated with four of its senior living communities scheduled to mature in June 2017. The Company obtained approximately $52.8 million of new long-term fixed interest rate mortgage financing from Berkadia Commercial Mortgage LLC (“Berkadia”), who later sold the loans to Fannie Mae, at a fixed interest rate of 4.68% with a 10-year term and the principal amortized over a 30-year term. As a result of the early repayment of the existing mortgage debt, the Company accelerated the amortization of approximately $0.1 million in unamortized deferred financing costs and incurred a prepayment premium of approximately $1.7 million to Fannie Mae.

Effective October 30, 2015, the Company closed the acquisition of one senior living community located in Virginia Beach, Virginia, for $38.0 million (the “Virginia Beach Transaction”). The community consists of 111 assisted living units. The Company obtained financing from Protective Life Insurance Company (“Protective Life”) for $28.0 million of the acquisition price at a fixed interest rate of 4.25% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective September 30, 2015, the Company closed the acquisition of one senior living community located in Mahomet, Illinois, for $15.5 million Mahomet Transaction (the “Mahomet Transaction”). The community consists of 78 assisted living units. The Company obtained financing from Fannie Mae for approximately $11.1 million of the acquisition price at a fixed interest rate of 4.69% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

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

Effective August 11, 2015, the Company closed the acquisition of one senior living community located in Indianapolis, Indiana, for $21.0 million (the “Indianapolis Transaction”). The community consists of 124 assisted living units. The Company obtained financing from Protective Life for $13.2 million of the acquisition price at a fixed interest rate of 4.25% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources. The note with Protective Life associated with the Indianapolis Transaction includes a loan commitment for up to $2.6 million of supplemental funding at the same terms and 4.25% fixed interest rate. The loan commitment is based on meeting certain funding requirements and is available through February 28, 2018.

Effective August 6, 2015, the Company closed a transaction to sell one of its senior living communities located in Wichita, Kansas, for approximately $14.8 million (the “Sedgwick Sale Transaction”). As a result of the sale, outstanding mortgage debt totaling approximately $6.8 million was assumed by the buyer. The Company recognized a gain on sale of approximately $6.4 million and received net proceeds, less the debt assumption, of approximately $8.0 million. For income tax purposes, the Company executed a like-kind exchange and acquired a replacement property shortly after the sale which resulted in the deferral of the gain without the Company incurring any current federal or state income tax liabilities. The Company contracted with a qualified intermediary for purposes of reaching its determination that the transaction satisfied all requirements of a like-kind exchange under applicable federal and state income tax laws.

Effective July 28, 2015, the Company closed the acquisition of one senior living community located in Columbiana, Ohio, for approximately $13.3 million (the “Columbiana Transaction”). The community consists of 68 assisted living units. The Company obtained financing from Protective Life for approximately $9.9 million of the acquisition price at a fixed interest rate of 4.25% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective May 29, 2015, the Company closed the acquisition of one senior living community located in Oneonta, New York, for $14.9 million (the “Heritage Transaction”). The community consists of 64 independent living units and 44 assisted living units. The Company obtained financing from Fannie Mae for approximately $11.2 million of the acquisition price at a fixed interest rate of 4.79% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective May 21, 2015, the Company closed the acquisition of two senior living communities located in Hartford and West bend, Wisconsin, for $12.0 million (the “Emerald Transaction”). The communities consist of 79 assisted living units. The Company obtained financing from Fannie Mae for approximately $9.2 million of the acquisition price at a fixed interest rate of 4.55% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

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

On March 5, 2015, the Company repaid an interim, interest only variable rate mortgage loan totaling approximately $21.6 million from Wells Fargo on one of its senior living communities located in Toledo, Ohio. The Company obtained approximately $21.8 million of mortgage debt from Fannie Mae to replace the Wells Fargo interim financing. This new mortgage loan has a 10-year term with a fixed interest rate of 3.84% and the principal amortized over 30-years.

On February 17, 2015, the Company obtained new permanent mortgage financing totaling approximately $23.2 million from Fannie Mae on one of its owned senior living communities located in Peoria, Illinois. The new financing replaced a mortgage loan previously scheduled to mature on September 1, 2015, which was defeased by the Company on January 21, 2015, in conjunction with the Four Property Sale Transaction, discussed below. This new mortgage loan has a 10-year term with a fixed interest rate of 3.85% and the principal amortized over 30 years. As a result of the Peoria financing, the Company repaid existing mortgage debt on two owned properties totaling approximately $14.1 million.

Effective January 22, 2015, the Company closed a transaction to sell four of its senior living communities located in Oklahoma City, Oklahoma, Shreveport, Louisiana, Southfield, Michigan, and Winston-Salem, North Carolina, in a single transaction for approximately $36.5 million (the “Four Property Sale Transaction”). As a result of the sale, the outstanding mortgage debt on the Company’s senior living communities located in Oklahoma City and Shreveport was repaid without incurring any prepayment penalties as these notes were short-term, bridge loan interim financing. However, the mortgage loan associated with the Company’s senior living community located in Winston-Salem could not be prepaid under the existing loan agreement as it did not offer a prepayment provision. Therefore, the Company determined it would defease the mortgage loan by acquiring certain treasury securities to serve as collateral for the outstanding principal balance as of the date of the sale until the note matured on September 1, 2015. The Company contracted with a third party trust to assume the mortgage debt and assigned all of its rights to the treasury securities to serve as collateral until the balance remaining comes due. Based on this structure, the Company concluded it met the requirements to report the debt transaction as a legal defeasance which resulted in the Company removing the respective assets and liabilities from its Consolidated Balance Sheet during the first quarter of fiscal 2015 when the transaction closed. The Company previously reported these assets as held for sale at December 31, 2014, and recorded a remeasurement write-down of approximately $0.6 million to adjust the carrying values of the assets to the sales price, less costs to sell. As a result of the sale, the Company received net proceeds of approximately $35.7 million.

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

Joint Venture Transactions and Management Contracts

During fiscal 2014, the Company managed three communities owned by joint ventures in which the Company had a minority interest. For communities owned by joint ventures, the Company typically received a management fee of 5% of gross revenues. The Company’s joint venture management fees were based on a percentage of gross revenues. As a result, the cash flow and profitability of such contracts to the Company were more dependent on the revenues generated by such communities and less dependent on net cash flow than for owned or leased communities. On June 30, 2014, the Company closed the SHPIII/CSL Transaction, acquiring 100% of the member interests of SHPIII/CSL Miami, SHPIII/CSL Levis Commons, and SHPIII/CSL Richmond Heights. For additional information refer to Note 4, “Acquisitions”, within the notes to consolidated financial statements.

Facility Leases

The Company currently leases 50 senior living communities from certain real estate investment trusts (“REITs”). The lease terms are generally for 10-15 years with renewal options for 5-20 years at the Company’s option. Under these lease agreements, the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes.

As of December 31, 2015, the Company leased 11 senior living communities (collectively the “Ventas Lease Agreements”), from Ventas , Inc. (“Ventas”). During the second quarter of fiscal 2015, the Company executed amendments to the master lease agreements with Ventas to facilitate up to $24.5 million of leasehold improvements for 10 communities within the Ventas lease portfolio and extend the lease terms until September 30, 2025, with two five-year renewal extensions available at the Company’s option. The initial lease rates under each of the Ventas Lease Agreements ranged from 6.75% to 8% and are subject to certain conditional escalation clauses which will be recognized when probable or incurred. The Company incurred $11.4 million in lease acquisition and modification costs related to the Ventas Lease Agreements. These deferred lease acquisition and modification costs are being amortized over the lease terms and are included in facility lease expense in the Company’s Consolidated Statement of Operations and Comprehensive Loss. The Company accounts for nine of the Ventas Lease Agreements as an operating lease and two as a capital lease and financing obligation.

As of December 31, 2015, the Company leased 15 senior living communities (collectively the “HCP Lease Agreements”), from HCP, Inc. (“HCP”). During the fourth quarter of fiscal 2013, the Company executed an amendment to the master lease agreement with HCP to facilitate up to $3.3 million of leasehold improvements for one community within the HCP lease portfolio and extend the initial lease terms for nine communities until October 31, 2020, with two 10-year renewal extensions available at the Company’s option. During the second quarter of fiscal 2015, the Company exercised its right to extend the lease term with HCP for the remaining six communities in the HCP lease portfolio until April 30, 2026, with one 10-year renewal extension available at the Company’s option. The initial lease rates under the HCP Lease Agreements ranged from 7.25% to 8% and are subject to certain conditional escalation clauses, which will be recognized when probable or incurred. The Company incurred $1.6 million in lease acquisition and modification costs related to the HCP Lease Agreements. These deferred lease acquisition and modification costs are being amortized over the lease terms and are included in facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company accounts for each of the HCP Lease Agreements as an operating lease.

As of December 31, 2015, the Company leased 24 senior living communities (collectively the “HCN Lease Agreements”), from Welltower, Inc., formerly Health Care REIT, Inc. (“HCN”). The HCN Lease Agreements each have an initial term of 15 years, with one 15-year renewal extension available at the Company’s option. The initial lease rates under the HCN Lease Agreements ranged from 7.25% to 8.5% and are subject to certain conditional escalation clauses, which will be recognized when probable or incurred. The initial terms on the HCN Lease Agreements expire on various dates through April 2026. The Company incurred $2.1 million in lease acquisition costs related to the HCN Lease Agreements. These deferred lease acquisition costs are being amortized over the lease terms and are included in facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company accounts for each of the HCN Lease Agreements as an operating lease.

The following table summarizes each of the Company’s facility lease agreements as of December 31, 2015 (dollars in millions):

Landlord	Date of Lease	Number of Communities	Value of Transaction	Term	Initial Lease Rate(1)	Lease Acquisition Costs(2)	Deferred Gains / Lease Concessions(3)
Ventas	September 30, 2005	6	$84.6	(4) (Two five-year renewals)	8%	$9.5	$4.6
Ventas	October 18, 2005	1	19.5	(4) (Two five-year renewals)	8%	0.3	—
Ventas	June 8, 2006	1	19.1	(4) (Two five-year renewals)	8%	0.6	—
Ventas	January 31, 2008	1	5.0	(4) (Two five-year renewals)	7.75%	0.2	—
Ventas	June 27, 2012	2	43.3	(4) (Two five-year renewals)	6.75%	0.8	—
HCP	May 1, 2006	3	54.0	(5) (Two ten-year renewals)	8%	0.3	12.8
HCP	May 31, 2006	6	43.0	(6) (One ten-year renewal)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	(5) (Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	(5) (Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	(5) (Two ten-year renewals)	7.25%	0.1	—
HCN	April 16, 2010	5	48.5	15 years (One 15-year renewal)	8.25%	0.6	0.8
HCN	May 1, 2010	3	36.0	15 years (One 15-year renewal)	8.25%	0.2	0.4
HCN	September 10, 2010	12	104.6	15 years (One 15-year renewal)	8.50%	0.4	2.0
HCN	April 8, 2011	4	141.0	15 years (One 15-year renewal)	7.25%	0.9	16.3

Subtotal						15.1	37.5
Accumulated amortization through December 31, 2015						(7.4)	—
Accumulated deferred gains / lease concessions recognized through December 31, 2015						—	(20.2)

Net lease acquisition costs / deferred gains / lease concessions as of December 31, 2015						$7.7	$17.3

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as set forth in each respective lease agreement.

(2)	Lease acquisition and modification costs are being amortized over the respective initial lease terms.

(3)	Deferred gains of $34.9 million and lease concessions of $2.6 million are being recognized in the Company’s Consolidated Statements of Operations and Comprehensive Loss as a reduction in facility lease expense over the respective initial lease terms. Lease concessions of $0.6 million relate to the transaction with HCP on May 31, 2006, and $2.0 million relate to the transaction with HCN on September 10, 2010.

(4)	Effective June 17, 2015, the Company executed amendments to the master lease agreements with Ventas to facilitate up to $24.5 million of leasehold improvements for 10 of the leased communities and extend the lease terms through September 30, 2025, with two 5-year renewal extensions available at the Company’s option.

(5)	On November 11, 2013, the Company executed an amendment to the master lease agreement associated with nine of its leased communities with HCP to facilitate up to $3.3 million of leasehold improvements for one of the leased communities and extend the respective lease terms through October 31, 2020, with two 10-year renewal extensions available at the Company’s option.

(6)	On April 24, 2015, the Company exercised its right to extend the lease terms with HCP through April 30, 2026, with one 10-year renewal extension remaining available at the Company’s option.

Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at December 31, 2015 and 2014.

Debt Transactions

On December 17, 2015, the Company completed supplemental mortgage financing of approximately $7.6 million from Fannie Mae on three senior living communities located in Columbus, Ohio, Chardon, Ohio, and Greenwood, Indiana, at a fixed interest rate of 5.49% which is coterminous with existing mortgage debt maturing in November 2022. The supplemental mortgage loans are cross-collateralized and cross-defaulted with the original mortgage debt. The Company incurred approximately $0.2 million in deferred financing costs related to these loans, which are being amortized over the remaining initial loan terms.

On November 24, 2015, the Company completed supplemental mortgage financing of approximately $3.2 million from Fannie Mae on one senior living community located in Elkhorn, Nebraska, at a fixed interest rate of 5.46% which is coterminous with existing mortgage debt maturing in April 2023. The supplemental mortgage loan is cross-collateralized and cross-defaulted with the original mortgage debt. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which are being amortized over the remaining initial loan term.

On November 24, 2015, the Company completed supplemental mortgage financing of approximately $8.7 million from Fannie Mae on one senior living community located in Springfield, Missouri, at a fixed interest rate of 5.39% which is coterminous with existing mortgage debt maturing in January 2023. The supplemental mortgage loan is cross-collateralized and cross-defaulted with the original mortgage debt. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which are being amortized over the remaining initial loan term.

On November 12, 2015, the Company repaid mortgage loans totaling approximately $31.6 million from Fannie Mae associated with four of its senior living communities located in Columbia, South Carolina, Deer Park and Pantego, Texas, and South Bend, Indiana, scheduled to mature in June 2017. The Company obtained approximately $52.8 million of new long-term fixed interest rate mortgage financing from Berkadia, who later sold the loans to Fannie Mae, at a fixed interest rate of 4.68% with a 10-year term and the principal amortized over a 30-year term. The Company incurred approximately $0.6 million in deferred financing costs related to the new mortgage loans, which are being amortized over 10 years. As a result of the early repayment of the existing mortgage debt, the Company accelerated the amortization of approximately $0.1 million in unamortized deferred financing costs and incurred a prepayment premium of approximately $1.7 million to Fannie Mae.

On October 30, 2015, in conjunction with the Virginia Beach Transaction, the Company obtained $28.0 million of mortgage debt from Protective Life. The new mortgage loan has a 10-year term with a 4.25% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.4 million in deferred financing costs related to this loan, which are being amortized over 10 years.

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

On September 30, 2015, the Company completed supplemental financing of approximately $5.0 million from Fannie Mae on an existing senior living community owned by the Company located in Macedonia, Ohio. The supplemental loan is coterminous with existing mortgage debt maturing in October 2021with a 5.19% fixed interest rate and the principal amortized over a 30-year term. The supplemental loan is cross-collateralized and cross-defaulted with the original mortgage debt. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which are being amortized over the remaining initial loan term.

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

On August 11, 2015, in conjunction with the Indianapolis Transaction, the Company obtained approximately $13.2 million of mortgage debt from Protective Life. The new mortgage loan has a 10-year term with a 4.25% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which are being amortized over 10 years. The note with Protective Life associated with the Indianapolis Transaction includes a loan commitment for up to approximately $2.6 million of supplemental funding for the same term and 4.25% fixed interest rate. The loan commitment is based on meeting certain funding requirements and is available through February 28, 2018.

On August 6, 2015, outstanding mortgage debt totaling approximately $6.8 million was assumed by the buyer in conjunction with the Sedgwick Sale Transaction. As a result of the buyer’s assumption of the existing mortgage debt, the Company accelerated the amortization of approximately $0.1 million in unamortized deferred financing costs. For additional information refer to Note 5, “Dispositions”, within the notes to consolidated financial statements.

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

On May 21, 2015, in conjunction with the Emerald Transaction, the Company obtained approximately $9.2 million of mortgage debt from Fannie Mae. The new mortgage loan has a 10-year term with a 4.55% fixed inter-

est rate and the principal amortized over a 30-year term. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which are being amortized over 10 years.

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

On March 5, 2015, the Company repaid an interim, interest only variable rate mortgage loan totaling approximately $21.6 million from Wells Fargo on one of its senior living communities located in Toledo, Ohio. The Company obtained approximately $21.8 million of mortgage debt from Fannie Mae to replace the Wells Fargo interim financing. This new mortgage loan has a 10-year term with a fixed interest rate of 3.84% and the principal amortized over 30-years. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which are being amortized over the loan term. As a result of the refinance, the Company received approximately $0.2 million in cash proceeds. Due to the early repayment, the Company accelerated the amortization of approximately $79,000 in unamortized deferred financing costs and incurred additional prepayment fees totaling approximately $55,000.

On February 17, 2015, the Company obtained new permanent mortgage financing totaling approximately $23.2 million from Fannie Mae on one of its owned senior living communities located in Peoria, Illinois. The new financing replaced a mortgage loan previously scheduled to mature on September 1, 2015, which was defeased by the Company on January 22, 2015, in conjunction with the Four Property Sale Transaction. This new mortgage loan has a 10-year term with a fixed interest rate of 3.85% and the principal amortized over 30 years. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which are being amortized over the loan term. As a result of the Peoria financing, the Company repaid existing mortgage debt on two owned properties totaling approximately $14.1 million. Due to the early repayment, the Company accelerated the amortization of approximately $0.2 million in unamortized deferred financing costs and incurred additional prepayment fees totaling approximately $0.5 million.

On January 22, 2015, outstanding mortgage debt totaling approximately $13.7 million was defeased in conjunction with the Four Property Sale Transaction. The mortgage loan associated with the Company’s senior living community located in Winston-Salem, North Carolina, carried an outstanding balance of approximately $5.7 million and could not be prepaid under the existing loan agreement as it did not offer a prepayment provision. Additionally, this mortgage loan was cross-collateralized with another mortgage loan on one of the Company’s senior living communities located in Peoria, Illinois, which carried an outstanding mortgage balance of approximately $8.0 million and also did not offer a prepayment provision. Therefore, the Company determined it would defease the Winston-Salem and Peoria mortgage loans by acquiring certain treasury securities to serve as collateral for the outstanding principal balance as of the date of the sale until the note matured on September 1, 2015. The Company contracted with a third party trust to assume the mortgage debt and assigned all of its rights to the treasury securities to serve as collateral until the balance remaining came due. Based on this structure, the Company concluded it met the requirements to report the debt transaction as a legal defeasance which resulted in the Company removing the respective assets and liabilities from its Consolidated Balance Sheet during the first quarter of fiscal 2015 when the transaction closed. Due to the defeasance, the Company accelerated the amortization of approximately $18,000 in unamortized deferred financing costs. For additional information refer to Note 5, “Dispositions”, within the notes to consolidated financial statements.

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

Recent Events

Effective February 16, 2016, the Company closed the acquisition of two senior living communities located in Pensacola, Florida, for approximately $48.0 million. The communities consist of 179 assisted living units. The Company obtained financing from Protective Life for $35.0 million of the acquisition price at a fixed rate of

4.38% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective January 26, 2016, the Company closed the acquisition of three senior living communities located in Colby, Park Falls, and Wisconsin Rapids, Wisconsin, for approximately $16.8 million. The communities consist of 138 assisted living units. The Company obtained financing from Protective Life for $11.3 million of the acquisition price at a fixed rate of 4.50% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

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

Revenues from the Medicaid program accounted for approximately 5% of the Company’s revenue fiscal 2015 and 4% of the Company’s revenue in each of fiscal 2014 and 2013. During fiscal 2015, 2014, and 2013, 34, 30, and 29, respectively, of the Company’s communities were providers of services under Medicaid programs. Accordingly, these communities were entitled to reimbursement under the foregoing program at established rates that were lower than private pay rates. Patient service revenue for Medicaid patients was recorded at the reimbursement rates as the rates were set prospectively by the applicable state upon the filing of an annual cost report. None of the Company’s communities were providers of services under the Medicare program during fiscal 2015 or 2014.

Laws and regulations governing the Medicaid program are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicaid program.

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

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements at December 31, 2015.

Lease Accounting

The Company determines whether to account for its leases as operating, capital or financing leases depending on the underlying terms of each lease agreement. This determination of classification requires significant judgment relating to certain information, including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. The lease rates under the Company’s lease agreements are subject to certain conditional escalation clauses which are recognized when probable or incurred and are based on changes in the consumer price index or certain operational performance measures. As of December 31, 2015 and 2014, the Company leased 50 communities, 48 of which the Company classified as operating leases and two of which the Company classified as capital lease and financing obligations. The Company incurs lease acquisition costs and amortizes these costs over the term of the respective lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions, and as such, any related gains have been deferred and are being amortized over the respective lease term. No new communities were leased by the Company during fiscal 2015 or 2014.

Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive loss includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives.

Employee Health and Dental Benefits, Workers’ Compensation, and Insurance Reserves

The Company offers certain full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior living communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred at December 31, 2015; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

The Company uses a combination of insurance and self-insurance for workers’ compensation. Determining the reserve for workers’ compensation losses and costs that the Company has incurred as of the end of a reporting period involves significant judgments based on projected future events, including potential settlements for pend-

ing claims, known incidents which may result in claims, estimates of incurred but not yet reported claims, changes in insurance premiums, estimated litigation costs and other factors. The Company regularly adjusts these estimates to reflect changes in the foregoing factors. However, since this reserve is based on estimates, the actual expenses incurred may differ from the amounts reserved. Any subsequent changes in estimates are recorded in the period in which they are determined.

Long-Lived Assets

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers internal factors such as net operating losses along with external factors relating to each asset, including contract changes, local market developments, and other publicly available information. If an indicator of impairment is identified, the carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount the carrying value exceeds the fair market value, generally based on discounted cash flows, of the long-lived asset. The Company does not believe there are any indicators of impairment that would require an adjustment to the carrying value of the property and equipment or their remaining useful lives as of December 31, 2015 and 2014.

Assets Held for Sale

Assets are classified as held for sale when the Company has determined all of the held-for-sale criteria have been met. The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically re-evaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The fair values are generally determined based on market rates, industry trends and recent comparable sales transactions. The actual sales price of these assets could differ significantly from the Company’s estimates.

During the fourth quarter of fiscal 2014, the Company classified four senior living communities as held for sale and determined the assets had an aggregate fair value, net of cost of disposal, that exceeded the carrying values and a remeasurement write-down of approximately $0.6 million was recorded. The four senior living communities were sold during the first quarter of fiscal 2015 in a single transaction for its carrying value. There were no senior living communities classified as held for sale by the Company at December 31, 2015.

Income Taxes

Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which we expect those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, a valuation allowance has been recorded to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized. However, in the event that we were to determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period we made such a determination. The benefits of the net deferred tax assets might not be realized if actual results differ from expectations. The effective tax rates for fiscal 2015 and 2014 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. During fiscal 2015, the Company con-

solidated 37 Texas communities and during 2014, the Company consolidated 36 Texas communities and the TMT increased the overall provision for income taxes.

The Company evaluates uncertain tax positions through consideration of accounting and reporting guidance on criteria, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. The Company is required to recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. The Company is generally no longer subject to federal and state income tax audits for years prior to 2012.

Recently Issued Accounting Guidance

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact of adopting the new leases standard on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes – Balance Sheet Reclassification of Deferred Taxes (Topic 740). ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted and the amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company early adopted ASU 2015-17 in the fourth quarter of 2015 on a prospective basis and included the current portion of deferred tax assets within the non-current portion of deferred tax liabilities within the Company’s consolidated balance sheet. The Company did not adjust its prior period consolidated financial statements as a result of the adoption of ASU 2015-17.

In September 2015, the FASB issued ASU 2015-16, Business Combinations — Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for the measurement-period adjustment retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is applied prospectively and is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact the adoption of ASU 2015-16 will have on the Company’s consolidated financial statements and disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest- Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). The amendments in ASU No. 2015-03 requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 requires retrospective application and will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Company early adopted the provisions of ASU 2015-03 as of October 1, 2015, and incorporated the provisions of this update to its consolidated financial statements upon adoption. As a result of adoption of ASU 2015-03, at December 31, 2015, and 2014, approximately $8.5 million and $6.3 million, respectively, of debt issuance costs, net of accumulated amortization, were reclassified within the Company’s Consolidated Balance Sheets from other assets to notes payable. The adoption of ASU 2015-03 did not have an impact on the Company’s financial condition or results of operations.

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

	Year Ended December 31,
	2015		2014		2013
	$	%	$	%	$	%
Revenues:
Resident and healthcare revenue	$412,177	100.0%	$380,400	99.1%	$343,478	98.1%
Affiliated management services revenue	—	—	415	0.1	797	0.2
Community reimbursement income	—	—	3,110	0.8	6,087	1.7

Total revenues	412,177	100.0	383,925	100.0	350,362	100.0
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization shown below)	248,736	60.3	230,495	60.0	207,744	59.3
General and administrative expenses	20,351	4.9	19,622	5.1	20,238	5.8
Facility lease expense	61,213	14.9	59,332	15.5	56,986	16.3
Provision for bad debts	1,192	0.3	717	0.2	497	0.2
Stock-based compensation	8,833	2.1	7,262	1.9	4,322	1.2
Depreciation and amortization	53,017	12.9	49,487	12.9	43,238	12.3
Community reimbursement expense	—	—	3,110	0.8	6,087	1.7

Total expenses	393,342	95.4	370,025	96.4	339,112	96.8

Income from operations	18,835	4.6	13,900	3.6	11,250	3.2
Other income (expense):
Interest income	53	0.0	52	0.0	151	0.2
Interest expense	(35,732)	(8.7)	(31,261)	(8.2)	(23,767)	(6.8)
Write-off of deferred loan costs and prepayment premium	(2,766)	(0.7)	(7,968)	(2.1)	—	—
Joint venture equity investment valuation gain	—	—	1,519	0.4	—	—
Gain on disposition of assets, net	6,225	1.5	784	0.2	1,454	0.4
Equity in earnings of unconsolidated joint ventures, net	—	—	105	0.0	133	0.1
Write-down of assets held for sale	—	—	(561)	(0.2)	—	—
Other income	1	0.0	23	0.0	34	0.0

Loss before provision for income taxes	(13,384)	(3.3)	(23,407)	(6.1)	(10,745)	(3.1)
Provision for income taxes	(900)	(0.2)	(719)	(0.2)	(5,759)	(1.6)

Net loss and comprehensive loss	$(14,284)	(3.5)%	$(24,126)	(6.3)%	$(16,504)	(4.7)%

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenues

Total revenues were $412.2 million for the fiscal year ended December 31, 2015 compared to $383.9 million for the fiscal year ended December 31, 2014, representing an increase of approximately $28.3 million, or 7.4%. This increase in revenue is primarily the result of a $31.8 million increase in resident and healthcare revenue, slightly offset by a decrease in community reimbursement revenue of $3.1 million and a decrease in affiliated management services revenue of $0.4 million.

•

The increase in resident and healthcare revenue primarily results from an increase of $36.7 million from the senior living communities acquired by the Company during fiscal 2015 and a full year of operating results from the senior living communities acquired by the Company during fiscal 2014 and an increase of $5.8 million from an increase in average monthly rental rates of 1.5% at the Company’s other consolidated same-store communities, slightly offset by a decrease of $10.7 million due to the Sedgwick Sale Transaction which closed on August 6, 2015 and Four Property Sale Transaction which closed on January 22, 2015.

•

Affiliated management service revenue is comprised of management fees earned from unconsolidated joint ventures that the Company operated under management agreements. On June 30, 2014, the Company acquired 100% of the member interests in these joint ventures.

•

Community reimbursement income is comprised of reimbursable expenses from unconsolidated joint ventures that the Company operated under management agreements. On June 30, 2014, the Company acquired 100% of the member interests in these joint ventures.

Expenses

Total expenses were $393.3 million during fiscal 2015 compared to $370.0 million during fiscal 2014, representing an increase of $23.3 million, or 6.3%. This increase in expenses is primarily the result of a $18.2 million increase in operating expenses, a $3.5 million increase in depreciation and amortization expense, a $1.9 million increase in facility lease expense, a $1.6 million increase in stock-based compensation expense, a $0.7 million increase in general and administrative expenses, and a $0.5 million increase in provision for bad debts, slightly offset by a decrease in community reimbursement expense of $3.1 million.

•

The increase in operating expenses primarily results from an increase of $22.8 million from the senior living communities acquired by the Company during fiscal 2015 and a full year of operating results from the senior living communities acquired by the Company during fiscal 2014 and a $2.6 million increase in general overall operating costs at the Company’s other consolidated same-store communities, partially offset by a decrease of $7.2 million due to the Sedgwick Sale Transaction which closed on August 6, 2015 and Four Property Sale Transaction which closed on January 22, 2015.

•

The increase in depreciation and amortization expense primarily results from an increase of $13.6 million for senior living communities acquired by the Company during fiscal 2015 and a full year of operating results from the senior living communities acquired by the Company during fiscal 2014 and an increase of $2.0 million due to an increase in depreciable assets at the Company’s other consolidated same-store communities, partially offset by a decrease in in-place lease amortization of $10.3 million from the senior living communities acquired by the Company during fiscal 2014 and 2013 which were fully amortized prior to fiscal 2015 and a decrease of $1.8 million due to the Sedgwick Sale Transaction which closed on August 6, 2015 and Four Property Sale Transaction which closed on January 22, 2015.

•	The increase in facility lease expense primarily results from contingent annual rental rate escalations for certain existing leases.

•

The increase in stock-based compensation expense results from the Company granting restricted stock awards and units to certain employees and directors during fiscal 2015, some of which required accelerated expense recognition, and a full year of amortization for awards and units granted during fiscal 2014.

•

The increase in general and administrative expenses primarily results from an increase of $1.6 million in wages and benefits for existing employees, primarily attributable to annual merit increases, and additional employees added throughout fiscal 2015 and 2014, partially offset by a decrease of $0.9 million in employee insurance benefits and claims paid, which resulted in lower health insurance costs to the Company.

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

•

Interest expense increased $4.5 million in fiscal 2015 when compared to fiscal 2014 primarily due to an increase of $5.6 million from the additional mortgage debt associated with the senior living communities acquired by the Company during fiscal 2015 and a full year of interest expense for the senior living communities acquired by the Company during fiscal 2014 and an increase of $0.1 million at the Company’s other consolidated same-store communities due to additional mortgage debt added by the Company associated with certain refinancings and supplemental loans that occurred during fiscal 2015, slightly offset by a $1.2 million decrease due to the Sedgwick Sale Transaction which closed on August 6, 2015 and Four Property Sale Transaction which closed on January 22, 2015.

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

•	The increase in gain on disposition of assets is primarily attributable to the Sedgwick Sale Transaction which closed on August 6, 2015.

•

Equity in earnings of unconsolidated joint ventures, net, represents the Company’s share of the net earnings on its investments in SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, and SHPIII/CSL Levis Commons. On June 30, 2014, the Company acquired 100% of the member interests in these joint ventures.

•

Write-down of assets held for sale is attributable to a fair value remeasurement adjustment recorded by the Company upon classifying four senior living communities as held for sale during the fourth quarter of fiscal 2014. This reclassification resulted in the Company determining the assets had an aggregate fair value, net of costs of disposal, which exceeded the carrying values by approximately $0.6 million, that was primarily attributable to costs of disposal. The four senior living communities were sold during the first quarter of fiscal 2015 in a single transaction for its carrying value.

Provision for income taxes

Provision for income taxes for fiscal 2015 was $0.9 million, or 6.7% of loss before income taxes, compared to provision for income taxes of $0.7 million, or 3.1% of loss before income taxes, for fiscal 2014. The effective tax rates for fiscal 2015 and 2014 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the TMT which effectively imposes tax on modified gross revenues for communities within the State of Texas. During fiscal 2015 the Company operated 37 Texas communities and during fiscal 2014 the Company operated 36 Texas communities and the TMT increased the overall provision for income taxes. For income tax purposes, in conjunction with the Sedgwick Sale Transaction the Company executed a like-kind exchange and acquired a replacement property shortly after the sale which resulted in deferral of the gain without the Company incurring any current federal or state income tax liabilities.

Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, an adjustment to the deferred tax asset valuation allowance of $5.0 million and $8.5 million was recorded during fiscal 2015 and 2014, respectively, to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized.

Net loss and comprehensive loss

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(14.3 million) for the fiscal year ended December 31, 2015, compared to net loss and comprehensive loss of $(24.1 million) for the fiscal year ended December 31, 2014. The retained deficit currently reported within the Company’s Consolidated Balance Sheets is primarily the accumulated result of the Company recognizing accelerated amortization expense of $67.2 million through December 31, 2015, associated with in-place leases from the Company’s acquisition program which began during fiscal 2010.

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

•

Community reimbursement income is comprised of reimbursable expenses from unconsolidated joint ventures that the Company operated under management agreements. On June 30, 2014, the Company closed the SHPIII/CSL Transaction and acquired 100% of the member interests in these joint ventures.

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

Provision for income taxes

Provision for income taxes for fiscal 2014 was $0.7 million, or 3.1% of loss before income taxes, compared to provision for income taxes of $5.8 million, or 53.5% of loss before income taxes, for fiscal 2013. The effective tax rates for fiscal 2014 and 2013 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the TMT which effectively imposes tax on modified gross revenues for communities within the State of Texas. During fiscal 2014 and 2013, the Company consolidated 36 Texas communities and the TMT increased the overall provision for income taxes.

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

Quarterly Results

The following table presents certain unaudited quarterly financial information for each of the four quarters ended December 31, 2015 and 2014. This information has been prepared on the same basis as the audited consolidated financial statements of the Company appearing elsewhere in this report and include, in the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the audited consolidated financial statements of the Company and the related notes thereto.

	2015 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Total revenues	$98,640	$101,588	$104,420	$107,529
Income from operations	3,718	3,680	5,676	5,761
Net (loss) income and comprehensive (loss) income	(6,039)	(5,166)	2,871	(5,950)
Net (loss) income per share, basic	$(0.21)	$(0.18)	$0.10	$(0.21)
Net (loss) income per share, diluted	$(0.21)	$(0.18)	$0.10	$(0.21)
Weighted average shares outstanding, basic	28,565	28,705	28,732	28,749
Weighted average shares outstanding, fully diluted	28,565	28,705	28,733	28,749

	2014 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Total revenues	$91,857	$93,425	$98,483	$100,160
Income from operations	2,615	3,149	2,679	5,457
Net loss and comprehensive loss	(4,647)	(9,819)	(5,759)	(3,901)
Net loss per share, basic	$(0.16)	$(0.34)	$(0.20)	$(0.13)
Net loss per share, diluted	$(0.16)	$(0.34)	$(0.20)	$(0.13)
Weighted average shares outstanding, basic	28,146	28,298	28,371	28,387
Weighted average shares outstanding, fully diluted	28,146	28,298	28,371	28,387

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

In addition to approximately $56.1 million of unrestricted cash balances on hand as of December 31, 2015, the Company’s principal sources of liquidity are expected to be cash flows from operations, supplemental debt financings, additional proceeds from debt refinancings, equity issuances, and/or proceeds from the sale of assets. The Company expects its available cash and cash flows from operations, supplemental debt financings, additional proceeds from debt refinancings, and proceeds from the sale of assets to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company from time to time considers and evaluates transactions related to its portfolio including supplemental debt financings, debt refinancings, equity issuances, purchases and sales of assets, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

In summary, the Company’s cash flows were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$48,895	$46,312	$42,644
Net cash used in investing activities	(161,427)	(175,417)	(162,296)
Net cash provided by financing activities	129,410	154,703	114,526

Increase (decrease) in cash and cash equivalents	$16,878	$25,598	$(5,126)

Operating Activities

The Company had net cash provided by operating activities of $48.9 million, $46.3 million, and $42.6 million in fiscal 2015, 2014, and 2013, respectively. The net cash provided by operating activities for fiscal 2015 primarily results from net non-cash charges of $63.8 million, a decrease in prepaid expenses of $2.4 million, an increase in accounts payable and accrued expenses of $3.0 million, and an increase in deferred resident rent and customer deposits of $0.5 million, partially offset by net loss of $(14.3 million), an increase in accounts receivable of $2.9 million, an increase in property tax and insurance deposits of $2.2 million, and an increase in other assets of $1.3 million. The net cash provided by operating activities for fiscal 2014 results from net non-cash charges of $65.6 million and net changes in operating assets and liabilities of $4.9 million, partially offset by net loss of $(24.1 million).

Investing Activities

The Company had net cash used in investing activities of $161.4 million, $175.4 million, and $162.3 million in fiscal 2015, 2014, and 2013, respectively. The net cash used in investing activities for fiscal 2015 primarily results from capital expenditures of $42.4 million and acquisitions of senior living communities by the Company of $162.5 million, partially offset by proceeds from the Sedgwick Sale Transaction and Four Property Sale Transaction of $43.5 million. The net cash used in investing activities for fiscal 2014 primarily results from capital expenditures of $18.7 million and acquisitions of senior living communities by the Company of $160.1 million, slightly offset by proceeds from the SHPIII/CSL Transaction of $2.5 million and proceeds from the sale of assets of $0.8 million.

Financing Activities

The Company had net cash provided by financing activities of $129.4 million, $154.7 million, and $114.5 million in fiscal 2015, 2014, and 2013, respectively. The net cash provided by financing activities for fiscal 2015 primarily results from notes payable proceeds of $250.9 million, of which approximately $118.1 million is related to new mortgage debt associated with the acquisition of senior living communities by the Company, approximately $2.2 million related to insurance premium financing, and the remaining $130.6 million resulted from supplemental financings, mortgage refinancings, or new mortgage debt obtained on existing unencumbered senior living communities, partially offset by repayments of notes payable of $115.9 million, deferred financing charges paid of $3.8 million, payments on capital lease and financing obligations of $1.0 million, and additions to restricted cash of $0.9 million. The net cash provided by financing activities for fiscal 2014 primarily results from notes payable proceeds of $300.8 million, of which $175.6 million related to the Company refinancing its mortgage loans with Freddie Mac and $125.2 million related to the acquisition of senior living communities by the Company and insurance premium financing, partially offset by repayments of notes payable of $141.0 million, deferred financing charges paid of $3.5 million, payments on capital lease and financing obligations of $1.0 million, and additions to restricted cash of $0.8 million.

Disclosures About Contractual Obligations

The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2015 (in thousands):

	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Long-term debt, including interest expense(1)	$50,708	$108,689	$96,556	$796,342	$1,052,295
Operating and capital leases(2)	65,135	130,090	127,590	250,477	573,292

Total contractual cash obligations	$115,843	$238,779	$224,146	$1,046,819	$1,625,587

(1)	Amounts due associated with our variable rate mortgage debt is projected by applying the variable interest rates effective at December 31, 2015.

(2)	Reflects future minimum lease commitments under the Company’s various property and equipment lease agreements at current rental rates.

Long-term debt relates to the aggregate maturities of the Company’s notes payable. The Company leases its corporate headquarters in Dallas, an executive office in New York, 50 senior living communities and certain automobiles and equipment used at the Company’s communities.

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

The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of December 31, 2015, the Company had $777.1 million in outstanding debt comprised of various fixed and variable rate debt instruments of $765.3 million and $11.8 million, respectively. In addition, as of December 31, 2015, the Company had $570.3 million in future facility lease obligations with contingent rent increases on certain leases based on changes in the consumer price index or certain operational performance measures.

Changes in interest rates would affect the fair market value of the Company’s fixed rate debt instruments, but would not have an impact on the Company’s earnings or cash flows. Fluctuations in interest rates on the Company’s variable rate debt instruments, which are tied to LIBOR, would affect the Company’s earnings and cash flows but would not affect the fair market values of the variable rate debt. Each percentage point increase in interest rates would impact the Company’s annual interest expense by approximately $0.1 million based on the Company’s outstanding variable rate debt as of December 31, 2015. Increases in the consumer price index could have an effect on future facility lease expense if the leased community exceeds the contingent rent escalation thresholds set forth in each of the Company’s lease agreements.

The following table summarizes information on the Company’s debt instruments outstanding as of December 31, 2015. The table presents the principal due and weighted average interest rates by expected maturity date for the Company’s debt instruments by fiscal year.

Principal Amount, which excludes deferred loan costs, and Average Interest Rate by Expected Maturity Date at December 31, 2015 ($ in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate debt	$14,698	$13,518	$14,158	$14,829	$15,443	$692,670	$765,316	$712,969
Average interest rate	4.6%	4.6%	4.6%	4.6%	4.6%	4.6%
Variable rate debt		11,800					11,800	11,800

Average interest rate		4.8%
Total debt							$777,116	$724,769

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company are included under Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 framework). Based on our assessment, we believe that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included as part of this Annual Report on Form 10-K. The Ernst & Young LLP report is on page F-36 of this report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.*

ITEM 11.	EXECUTIVE COMPENSATION.*

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.*

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.*

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.*

*Information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2016 Annual Meeting of Stockholders of Capital Senior Living Corporation, which is to be filed with SEC pursuant to Regulation 14A under the Exchange Act. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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

Date: February 26, 2016

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

Signature	Title	Date

/s/ LAWRENCE A. COHEN Lawrence A. Cohen	Chief Executive Officer and Vice Chairman of the Board (Principal Executive Officer)	February 26, 2016

/s/ KEITH N. JOHANNESSEN Keith N. Johannessen	President and Chief Operating Officer and Director	February 26, 2016

/s/ CAREY P. HENDRICKSON Carey P. Hendrickson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2016

/s/ JAMES A. MOORE James A. Moore	Chairman of the Board	February 26, 2016

/s/ PHILIP A. BROOKS Philip A. Brooks	Director	February 26, 2016

/s/ KIMBERLY S. LODY Kimberly S. Lody	Director	February 26, 2016

/s/ E. RODNEY HORNBAKE E. Rodney Hornbake	Director	February 26, 2016

/s/ JILL M. KRUEGER Jill M. Krueger	Director	February 26, 2016

/s/ RONALD A. MALONE Ronald A. Malone	Director	February 26, 2016

/s/ MICHAEL W. REID Michael W. Reid	Director	February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Capital Senior Living Corporation

We have audited the accompanying consolidated balance sheets of Capital Senior Living Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Senior Living Corporation at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capital Senior Living Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Dallas, Texas

February 26, 2016

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$56,087	$39,209
Restricted cash	13,159	12,241
Accounts receivable, net	9,252	5,903
Accounts receivable from affiliates	2	5
Deferred taxes	—	460
Assets held for sale	—	35,761
Property tax and insurance deposits	14,398	12,198
Prepaid expenses and other	4,370	6,797

Total current assets	97,268	112,574
Property and equipment, net	890,572	747,613
Other assets, net	31,193	31,183

Total assets	$1,019,033	$891,370

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,362	$2,540
Accounts payable to affiliates	—	7
Accrued expenses	34,300	32,154
Notes payable of assets held for sale	—	14,847
Current portion of notes payable, net of deferred loan costs	13,634	32,538
Current portion of deferred income	16,059	14,603
Current portion of capital lease and financing obligations	1,257	1,054
Federal and state income taxes payable	111	219
Customer deposits	1,819	1,499

Total current liabilities	70,542	99,461
Deferred income	13,992	15,949
Capital lease and financing obligations, net of current portion	38,835	40,016
Deferred taxes	—	460
Other long-term liabilities	4,969	1,426
Notes payable, net of deferred loan costs and current portion	754,949	592,884
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares — 65,000; issued and outstanding shares 29,539 and 29,097 in 2015 and 2014, respectively	299	294
Additional paid-in capital	159,920	151,069
Retained deficit	(23,539)	(9,255)
Treasury stock, at cost — 350 shares in 2015 and 2014	(934)	(934)

Total shareholders’ equity	135,746	141,174

Total liabilities and shareholders’ equity	$1,019,033	$891,370

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Revenues:
Resident and health care revenue	$412,177	$380,400	$343,478
Affiliated management services revenue	—	415	797
Community reimbursement revenue	—	3,110	6,087

Total revenues	412,177	383,925	350,362
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	248,736	230,495	207,744
General and administrative expenses	20,351	19,622	20,238
Facility lease expense	61,213	59,332	56,986
Provision for bad debts	1,192	717	497
Stock-based compensation expense	8,833	7,262	4,322
Depreciation and amortization	53,017	49,487	43,238
Community reimbursement expense	—	3,110	6,087

Total expenses	393,342	370,025	339,112

Income from operations	18,835	13,900	11,250
Other income (expense):
Interest income	53	52	151
Interest expense	(35,732)	(31,261)	(23,767)
Write-off of deferred loan costs and prepayment premiums	(2,766)	(7,968)	—
Joint venture equity investment valuation gain	—	1,519	—
Gain on disposition of assets, net	6,225	784	1,454
Equity in earnings of unconsolidated joint ventures, net	—	105	133
Write-down of assets held for sale	—	(561)	—
Other income	1	23	34

Loss before provision for income taxes	(13,384)	(23,407)	(10,745)
Provision for income taxes	(900)	(719)	(5,759)

Net loss	$(14,284)	$(24,126)	$(16,504)

Per share data:
Basic net loss per share	$(0.50)	$(0.83)	$(0.58)

Diluted net loss per share	$(0.50)	$(0.83)	$(0.58)

Weighted average shares outstanding — basic	28,688	28,301	27,815

Weighted average shares outstanding — diluted	28,688	28,301	27,815

Comprehensive loss	$(14,284)	$(24,126)	$(16,504)

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
	(In thousands)
Balance at January 1, 2013	28,218	$286	$137,867	$31,375	$(934)	$168,594
Exercise of stock options	247	2	3,157	—	—	3,159
Restricted stock awards	380	4	—	—	—	4
Stock-based compensation	—	—	4,322	—	—	4,322
Excess tax benefits on stock options exercised	—	—	(1,625)	—	—	(1,625)
Net loss	—	—	—	(16,504)	—	(16,504)

Balance at December 31, 2013	28,845	292	143,721	14,871	(934)	157,950
Exercise of stock options	13	—	168	—	—	168
Restricted stock awards	239	2	—	—	—	2
Stock-based compensation	—	—	7,262	—	—	7,262
Excess tax benefits on stock options exercised	—	—	(82)	—	—	(82)
Net loss	—	—	—	(24,126)	—	(24,126)

Balance at December 31, 2014	29,097	294	151,069	(9,255)	(934)	141,174
Exercise of stock options	3	1	37	—	—	38
Restricted stock awards	439	4	—	—	—	4
Stock-based compensation	—	—	8,833	—	—	8,833
Excess tax benefits on stock options exercised	—	—	(19)	—	—	(19)
Net loss	—	—	—	(14,284)	—	(14,284)

Balance at December 31, 2015	29,539	$299	$159,920	$(23,539)	$(934)	$135,746

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Operating Activities
Net loss	$(14,284)	$(24,126)	$(16,504)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	53,017	49,487	43,238
Amortization of deferred financing charges	1,029	1,361	1,100
Amortization of deferred lease costs and lease intangibles	1,421	1,230	1,164
Deferred income	(677)	(616)	(1,666)
Deferred income taxes	—	—	10,793
Lease incentives	2,464	—	—
Write-off of deferred loan costs and prepayment premiums	2,766	7,968	—
Joint venture equity investment valuation gain	—	(1,519)	—
Gain on disposition of assets, net	(6,225)	(784)	(1,454)
Equity in earnings of unconsolidated joint ventures, net	—	(105)	(133)
Write-down of assets held for sale	—	561	—
Provision for bad debts	1,192	717	497
Stock-based compensation expense	8,833	7,262	4,322
Changes in operating assets and liabilities:
Accounts receivable	(2,931)	(2,868)	980
Accounts receivable from affiliates	3	411	337
Property tax and insurance deposits	(2,200)	(1,162)	406
Prepaid expenses and other	2,427	(192)	(1,847)
Other assets	(1,289)	(163)	(1,745)
Accounts payable	815	(1,267)	(3,166)
Accrued expenses	2,146	2,833	4,876
Federal and state income taxes receivable/payable	(108)	5,342	(1,222)
Deferred resident revenue	176	1,932	2,719
Customer deposits	320	10	(51)

Net cash provided by operating activities	48,895	46,312	42,644
Investing Activities
Capital expenditures	(42,430)	(18,742)	(13,562)
Cash paid for acquisitions	(162,460)	(160,105)	(150,391)
Proceeds from SHPIII/CSL Transaction	—	2,532	—
Proceeds from disposition of assets	43,463	796	1,460
Distributions from joint ventures	—	102	197

Net cash used in investing activities	(161,427)	(175,417)	(162,296)
Financing Activities
Proceeds from notes payable	250,944	300,820	140,237
Repayments of notes payable	(115,896)	(140,950)	(23,539)
Cash payments for capital lease and financing obligations	(978)	(971)	(871)
Increase in restricted cash	(918)	(816)	(1,246)
Cash proceeds from the issuance of common stock	42	170	3,163
Excess tax benefits on stock options exercised	(19)	(82)	(1,625)
Deferred financing charges paid	(3,765)	(3,468)	(1,593)

Net cash provided by financing activities	129,410	154,703	114,526

Increase (Decrease) in cash and cash equivalents	16,878	25,598	(5,126)
Cash and cash equivalents at beginning of year	39,209	13,611	18,737

Cash and cash equivalents at end of year	$56,087	$39,209	$13,611

Supplemental Disclosures
Cash paid during the year for:
Interest	$33,642	$28,856	$21,953

Income taxes	$1,039	$724	$702

Non-cash operating, investing, and financing activities:
Notes payable assumed by purchaser through disposition of assets	$6,764	$—	$—

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

1.	Organization

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior living communities throughout the United States. As of December 31, 2015, the Company operated 121 senior living communities in 23 states with an aggregate capacity of approximately 15,400 residents, including 71 senior living communities which the Company owned and 50 senior living communities that the Company leased. As of December 31, 2015, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The Company accounts for significant investments in unconsolidated companies, in which the Company has significant influence, using the equity method of accounting.

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

Long-Lived Assets

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers internal factors such as net operating losses along with external factors relating to each asset, including contract changes, local market developments, and other publicly available information. If an indicator of impairment is identified, the carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount the carrying value exceeds the fair market value, generally based on discounted cash flows, of the long-lived asset. The Company does not believe there are any indicators of impairment that would require an adjustment to the carrying value of the property and equipment or their remaining useful lives as of December 31, 2015 and 2014.

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

During the fourth quarter of fiscal 2014, the Company classified four senior living communities as held for sale and determined the assets had an aggregate fair value, net of cost of disposal, that exceeded the carrying values, using level 2 inputs as defined in the accounting standards codification, and a remeasurement write-down of approximately $0.6 million was recorded to adjust the carrying values of the assets held for sale to $35.8 mil-

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lion at December 31, 2014. The four senior living communities were sold during the first quarter of fiscal 2015 in a single transaction for its carrying value. There were no senior living communities classified as held for sale by the Company at December 31, 2015.

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

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements at December 31, 2015.

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

Revenues from the Medicaid program accounted for approximately 5% of the Company’s revenue in fiscal 2015 and 4% of the Company’s revenue in each of fiscal 2014 and 2013. During fiscal 2015, 2014, and 2013, 34, 30, and 29, respectively, of the Company’s communities were providers of services under the Medicaid program. Accordingly, these communities were entitled to reimbursement under the foregoing program at established rates

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that were lower than private pay rates. Patient service revenue for Medicaid patients was recorded at the reimbursement rates as the rates were set prospectively by the applicable state upon the filing of an annual cost report. None of the Company’s communities were providers of services under the Medicare program during fiscal 2015 or 2014.

Laws and regulations governing the Medicaid program are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicaid program.

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

Lease Accounting

The Company determines whether to account for its leases as operating, capital or financing leases depending on the underlying terms of the lease agreement. This determination of classification requires significant judgment relating to certain information, including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. The lease rates under the Company’s lease agreements are subject to certain conditional escalation clauses which are recognized when probable or incurred and are based on changes in the consumer price index or certain operational performance measures. As of December 31, 2015 and 2014, the Company leased 50 communities, 48 of which the Company classified as operating leases and two of which the Company classified as capital lease and financing obligations. The Company incurs lease acquisition costs and amortizes these costs over the term of the lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions, and as such, any related gains have been deferred and are being amortized over the respective lease term. No new communities were leased by the Company during fiscal 2015 or 2014.

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

Employee Health and Dental Benefits, Workers’ Compensation, and Insurance Reserves

The Company offers certain full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior living communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs, including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred at December 31, 2015; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

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

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended December 31, 2015, 2014, and 2013 were $13.9 million, $12.7 million, and $10.5 million, respectively, and are included as a component of operating expenses within the Consolidated Statements of Operations and Comprehensive Loss.

Net loss Per Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Potentially dilutive securities consist of unvested restricted shares and shares that could be issued under outstanding stock options. Potentially dilutive securities are excluded from the computation of net loss per common share if their effect is antidilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except for per share amounts):

	Year Ended December 31,
	2015	2014	2013
Net loss	$(14,284)	$(24,126)	$(16,504)
Net loss allocated to unvested restricted shares	—	(598)	(513)

Undistributed net loss allocated to common shares	$(14,284)	$(23,528)	$(15,991)
Weighted average shares outstanding — basic	28,688	28,301	27,815
Effects of dilutive securities:
Employee equity compensation plans	—	—	—

Weighted average shares outstanding — diluted	28,688	28,301	27,815

Basic net loss per share	$(0.50)	$(0.83)	$(0.58)

Diluted net loss per share	$(0.50)	$(0.83)	$(0.58)

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Awards of unvested restricted stock representing approximately 0.8 million, 0.7 million, and 0.9 million shares were outstanding for the fiscal years ended December 31, 2015, 2014, and 2013, respectively, and are antidilutive. During fiscal 2015, the unvested restricted stock did not meet all of the requirements to be deemed participating securities. Therefore, for current and future reporting periods, (losses) earnings per share will be calculated under the treasury method and the two-class method will no longer be utilized by the Company.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of shareholders’ equity. There were no repurchases of the Company’s stock during fiscal 2015 or 2014. The Company has repurchased 144,315 shares during the first quarter of fiscal 2016 through the date of the filing of our 2015 annual report on Form 10-K with the SEC.

Stock-Based Compensation

The Company recognizes compensation expense for share-based payment awards to certain employees and directors, including grants of stock options and awards of restricted stock, in the Consolidated Statements of Operations and Comprehensive Loss based on their fair values.

On May 8, 2007, the Company’s stockholders approved the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (as amended, the “2007 Plan”) which provides for, among other things, the grant of restricted stock awards and stock options to purchase shares of the Company’s common stock. The 2007 Plan authorizes the Company to issue up to 4.6 million shares of common stock and the Company has reserved 2.0 million shares of common stock for future issuance pursuant to awards under the 2007 Plan. Effective May 8, 2007, the 1997 Omnibus Stock and Incentive Plan (as amended, the “1997 Plan”) was terminated and no additional shares will be granted under the 1997 Plan. The Company has reserved 0.3 million shares of common stock for future issuance upon the exercise of outstanding stock options pursuant to the 1997 Plan.

Segment Information

The Company evaluates the performance and allocates resources of its senior living facilities based on current operations and market assessments on a property-by-property basis. The Company does not have a concentration of operations geographically or by product or service as its management functions are integrated at the property level. The Company has determined that all of its operating units meet the criteria in Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, to be aggregated into one reporting segment. As such, the Company operates in one segment.

Recently Issued Accounting Guidance

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact of adopting the new leases standard on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes – Balance Sheet Reclassification of Deferred Taxes (Topic 740). ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adop-

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tion is permitted and the amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company early adopted ASU 2015-17 in the fourth quarter of 2015 on a prospective basis and included the current portion of deferred tax assets within the non-current portion of deferred tax liabilities within the Company’s Consolidated Balance Sheet. The Company did not adjust its prior period consolidated financial statements as a result of the adoption of ASU 2015-17.

In September 2015, the FASB issued ASU 2015-16, Business Combinations — Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for the measurement-period adjustment retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is applied prospectively and is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact the adoption of ASU 2015-16 will have on the Company’s consolidated financial statements and disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest- Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30). The amendments in ASU No. 2015-03 requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. ASU 2015-03 requires retrospective application and will be effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Company early adopted the provisions of ASU 2015-03 as of October 1, 2015, and incorporated the provisions of this update to its consolidated financial statements upon adoption. As a result of adoption of ASU 2015-03, at December 31, 2015, and 2014, approximately $8.5 million and $6.3 million, respectively, of debt issuance costs, net of accumulated amortization, were reclassified within the Company’s Consolidated Balance Sheets from other assets to notes payable. The adoption of ASU 2015-03 did not have an impact on the Company’s financial condition or results of operations.

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

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related footnotes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions. The Company believes revenue recognition, credit risk and allowance for doubtful accounts, investments in unconsolidated joint ventures, lease accounting, employee health and dental benefits, workers’ compensation and insurance reserves, long-lived assets, assets held for sale, and income taxes are its most critical accounting policies and require management’s most difficult and subjective judgments.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation. The Company’s Consolidated Statements of Cash Flows now reflect changes in deferred resident revenue separately from other components of deferred income. Accordingly, the Company reclassified changes in deferred resident revenue from changes in deferred income to a separate line item within the Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013, to be consistent with the presentation for the year ended December 31, 2015. This reclassification had no impact on net cash provided by operating activities.

3.	Transactions with Affiliates

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

4.	Acquisitions

Fiscal 2015

Effective October 30, 2015, the Company closed the acquisition of one senior living community located in Virginia Beach, Virginia, for $38.0 million (the “Virginia Beach Transaction”). The community consists of 111 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company obtained financing from Protective Life Insurance Company (“Protective Life”) for $28.0 million of the acquisition price at a fixed interest rate of 4.25% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective September 30, 2015, the Company closed the acquisition of one senior living community located in Mahomet, Illinois, for $15.5 million Mahomet Transaction (the “Mahomet Transaction”). The community consists of 78 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company obtained financing from Fannie Mae for approximately $11.1 million of the acquisition price at a fixed interest rate of 4.69% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective August 11, 2015, the Company closed the acquisition of one senior living community located in Indianapolis, Indiana, for $21.0 million (the “Indianapolis Transaction”). The community consists of 124 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company obtained financing from Protective Life for $13.2 million of the acquisition price at a fixed interest rate of 4.25% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources. The note with Protective Life associated with the Indianapolis Transaction includes a loan commitment for up to $2.6 million of supplemental funding at the same terms and 4.25% fixed interest rate. The loan commitment is based on meeting certain funding requirements and is available through February 28, 2018.

Effective July 28, 2015, the Company closed the acquisition of one senior living community located in Columbiana, Ohio, for approximately $13.3 million (the “Columbiana Transaction”). The community consists of

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

68 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company obtained financing from Protective Life for approximately $9.9 million of the acquisition price at a fixed interest rate of 4.25% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective May 29, 2015, the Company closed the acquisition of one senior living community located in Oneonta, New York, for $14.9 million (the “Heritage Transaction”). The community consists of 64 independent living units and 44 assisted living units. The Company incurred approximately $0.4 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company obtained financing from Fannie Mae for approximately $11.2 million of the acquisition price at a fixed interest rate of 4.79% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective May 21, 2015, the Company closed the acquisition of two senior living communities located in Hartford and West bend, Wisconsin, for $12.0 million (the “Emerald Transaction”). The communities consist of 79 assisted living units. The Company incurred approximately $0.2 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company obtained financing from Fannie Mae for approximately $9.2 million of the acquisition price at a fixed interest rate of 4.55% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

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

As a result of these acquisitions, the Company recorded additions to property and equipment of approximately $148.0 million and other assets of approximately $14.6 million, primarily consisting of in-place lease intangibles, within the Company’s Consolidated Balance Sheets which will be depreciated or amortized over the estimated useful lives. The purchase accounting for the fourth quarter 2015 acquisition is preliminary as it is subject to final valuation adjustments.

During fiscal 2015, these acquisitions generated $17.2 million of revenue and $(6.5) million of losses before income taxes which are included in the Company’s Consolidated Statements of Operations and Comprehensive Loss from the dates of acquisition. Losses before income taxes primarily result from the amortization of in-place lease intangibles associated with acquisitions during fiscal 2015 and 2014. The unaudited pro forma combined results of operations have been prepared as if the acquisitions had occurred on January 1, 2014, as follows (in thousands):

	December 31,
	2015	2014
Total revenues	$425,789	$416,518
Loss before income taxes	$(3,616)	$(40,880)

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The unaudited pro forma consolidated amounts are presented for informational purposes only and do not necessarily reflect the results of operations of the Company that would have actually resulted had the acquisitions occurred on January 1, 2014.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a result of these acquisitions, the Company recorded additions to property and equipment of approximately $146.1 million and other assets of approximately $14.1 million, primarily consisting of in-place lease intangibles, within the Company’s Consolidated Balance Sheets which will be depreciated or amortized over the estimated useful lives. The purchase accounting for the Canton Transaction which closed during the fourth quarter of fiscal 2014 was preliminary as it was subject to final valuation adjustments. During the first quarter of fiscal 2015, final valuation adjustments resulted in the Company reclassifying approximately $0.4 million from other assets to property and equipment and the 2014 Consolidated Balance Sheet has been recast to reflect the final purchase price allocation.

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

5.	Dispositions

Effective August 6, 2015, the Company closed a transaction to sell one of its senior living communities located in Wichita, KS, for approximately $14.8 million (the “Sedgwick Sale Transaction”). As a result of the sale, outstanding mortgage debt totaling approximately $6.8 million was assumed by the buyer. The Company recognized a gain on sale of approximately $6.4 million and received net proceeds, less the debt assumption, of

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $8.0 million. For income tax purposes, the Company executed a like-kind exchange and acquired a replacement property shortly after the sale which resulted in the deferral of the gain without the Company incurring any current federal or state income tax liabilities. The Company contracted with a qualified intermediary for purposes of reaching its determination that the transaction satisfied all requirements of a like-kind exchange under applicable federal and state income tax law.

Effective January 22, 2015, the Company closed a transaction to sell four of its senior living communities located in Oklahoma City, Oklahoma, Shreveport, Louisiana, Southfield, Michigan, and Winston-Salem, North Carolina, in a single transaction for approximately $36.5 million (the “Four Property Sale Transaction”). As a result of the sale, the outstanding mortgage debt on the Company’s senior living communities located in Oklahoma City and Shreveport was repaid without incurring any prepayment penalties as these notes were short-term, bridge loan interim financing. However, the mortgage loan associated with the Company’s senior living community located in Winston-Salem could not be prepaid under the existing loan agreement as it did not offer a prepayment provision. Additionally, this mortgage loan was cross-collateralized with another mortgage loan on one of the Company’s senior living communities located in Peoria, IL, which also did not offer a prepayment provision. Therefore, the Company determined it would defease the Winston-Salem and Peoria mortgage loans by acquiring certain treasury securities to serve as collateral for the outstanding principal balance as of the date of the sale until the note matured on September 1, 2015. The Company contracted with a third party trust to assume the mortgage debt and assigned all of its rights to the treasury securities to serve as collateral until the balance remaining comes due. Based on this structure, the Company concluded it met the requirements to report the debt transaction as a legal defeasance which resulted in the Company removing the respective assets and liabilities from its Consolidated Balance Sheet during the first quarter of fiscal 2015 when the transaction closed. The Company had reported these assets as held for sale at December 31, 2014, and recorded a remeasurement write-down of $0.6 million to adjust the carrying values of these assets to the sales price, less costs to sell. As a result of the sale, the Company received net proceeds of approximately $35.7 million.

6.	Property and Equipment

Property and equipment consists of the following (in thousands):

		December 31,
	Asset Lives	2015	2014
Land		$61,254	$54,115
Land improvements	5 to 20 years	17,613	13,209
Buildings and building improvements	10 to 40 years	897,668	764,794
Furniture and equipment	5 to 10 years	42,879	34,921
Automobiles	5 to 7 years	4,977	3,829
Leasehold improvements	(1)	58,466	41,679
Construction in progress	NA	5,700	1,520

		1,088,557	914,067
Less accumulated depreciation and amortization.		197,985	166,454

Property and equipment, net		$890,572	$747,613

(1)	Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining lease term.

At December 31, 2015 and 2014, furniture and equipment include $3.0 million of capitalized computer software development costs of which $2.6 million and $2.5 million, respectively, has been amortized and is included as a component of accumulated depreciation and amortization. During fiscal 2015, final valuation adjustments associated with 2014 senior living community acquisitions resulted in the Company reclassifying approximately $0.4 million from other assets to property and equipment and the 2014 Consolidated Balance Sheet has been recast to reflect the final purchase price allocation.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment includes $32.4 million of assets under capital lease in connection with the Ventas Lease Transaction, as discussed at Note 17, “Leases”, of which $13.7 million and $12.8 million has been amortized and is included as a component of accumulated depreciation and amortization at December 31, 2015 and 2014, respectively.

7.	Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2015	2014
Deferred lease costs, net	8,211	9,684
Security and other deposits	12,953	11,324
In-place lease intangibles, net	7,719	7,443
Other	2,310	2,732

	$31,193	$31,183

In connection with the Company’s acquisitions and certain lease transactions, subject to final valuation adjustments, the Company records additions to in-place lease intangibles in order to reflect the value associated with the resident operating leases acquired. In-place lease intangibles are being amortized over the estimated remaining useful life of the respective resident operating leases. The value of in-place leases includes lost revenue that would be realized if the resident operating leases were to be replaced by the Company.

During fiscal 2015, final valuation adjustments associated with 2014 senior living community acquisitions resulted in the Company reclassifying approximately $0.4 million from other assets to property and equipment and the 2014 Consolidated Balance Sheet has been recast to reflect the final purchase price allocations. Additionally, other assets at December 31, 2014, was revised from amounts previously reported to reflect the impact of reclassifying $6.3 million in debt issuance costs, net of accumulated amortization, to notes payable. This revision was due to the Company’s adoption of ASU 2015-03, Interest—Imputation of Interest- Simplifying the Presentation of Debt Issuance Costs, during the fourth quarter of fiscal 2015 which requires current and retrospective application to the Company’s Consolidated Balance Sheets for all periods presented.

At December 31, 2015 and 2014, the Company had gross in-place lease intangibles of $74.9 million and $60.6 million, respectively, of which $67.2 million and $52.8 million, respectively, has been amortized. The unamortized balance at December 31, 2015 is expected to be fully amortized during fiscal 2016.

8.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2015	2014
Accrued salaries, bonuses and related expenses	$11,121	$9,865
Accrued property taxes	14,087	13,050
Accrued interest	3,035	2,485
Accrued health claims and workers comp	3,230	4,026
Accrued professional fees	748	771
Other	2,079	1,957

	$34,300	$32,154

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Notes Payable

Notes payable consists of the following (in thousands):

Lender	Average Monthly Payment	Net Book Value Of Collateral(1)	Interest Rate	Maturity Date	Notes Payable December 31,
					2015	2014
Fannie Mae	—	—	—	(4)	$—	$26,809
Fannie Mae	—	—	—	(4)	—	5,372
Fannie Mae	78	15,214	5.69	August 2021	12,716	12,915
Fannie Mae	26	5,594	4.97	October 2021	4,502	4,582
Fannie Mae	101	21,093	4.92	October 2021	17,779	18,096
Fannie Mae	27	21,093	5.19	October 2021	4,978	—
Fannie Mae	117	24,283	4.92	November 2021	20,674	21,041
Fannie Mae	27	6,273	4.38	March 2022	5,036	5,132
Fannie Mae	60	12,507	4.76	April 2022	10,814	11,007
Fannie Mae	135	28,287	4.69	April 2022	24,584	25,026
Fannie Mae	60	15,981	4.48	May 2022	11,141	11,348
Fannie Mae	144	34,998	4.34	November 2022	27,462	27,970
Fannie Mae	33	7,685	4.50	November 2022	6,113	6,222
Fannie Mae	43	26,987	5.49	November 2022	7,592	—
Fannie Mae	84	18,439	4.32	January 2023	16,164	16,460
Fannie Mae	49	18,439	5.39	January 2023	8,684	—
Fannie Mae	39	8,682	4.58	January 2023	7,224	7,350
Fannie Mae	85	18,782	4.66	April 2023	15,700	15,967
Fannie Mae	18	5,524	5.46	April 2023	3,150	—
Fannie Mae	45	8,700	5.93	October 2023	7,411	7,506
Fannie Mae	67	14,242	5.50	November 2023	11,526	11,686
Fannie Mae	67	13,028	5.38	November 2023	11,591	11,756
Fannie Mae	282	55,740	5.56	January 2024	48,071	48,722
Fannie Mae	632	118,792	4.24	July 2024(5)	125,677	134,650
Fannie Mae	120	27,851	4.48	July 2024	23,196	23,572
Fannie Mae	81	20,660	4.30	July 2024	16,035	16,304
Fannie Mae	134	29,273	4.59	September 2024	25,666	26,070
Fannie Mae	54	11,550	4.70	September 2024	10,200	10,357
Fannie Mae	53	13,093	4.50	January 2025	10,258	10,406
Fannie Mae	95	6,579	4.46	January 2025	18,651	18,923
Fannie Mae	70	16,630	4.35	February 2025	13,909	—
Fannie Mae	109	9,434	3.85	March 2025	22,939	—
Fannie Mae	102	26,078	3.84	April 2025	21,548	—
Fannie Mae	47	10,404	4.55	June 2025	9,087	—
Fannie Mae	59	13,014	4.79	June 2025	11,095	—
Fannie Mae	81	16,535	5.30	June 2025	14,029	14,237
Fannie Mae	58	13,677	4.69	October 2025	11,122	—
Fannie Mae	44	10,380	4.70	October 2025	8,406	—
Fannie Mae	273	41,027	4.68	December 2025	52,774	—
Fannie Mae	62	12,144	5.43	April 2026	10,761	10,908

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lender	Average Monthly Payment	Net Book Value Of Collateral(1)	Interest Rate	Maturity Date	Notes Payable December 31,
					2015	2014
Protective Life	96	26,385	3.55	April 2025	21,081	—
Protective Life	49	12,207	4.25	August 2025	9,882	—
Protective Life	65	19,045	4.25	September 2025	13,145	—
Protective Life	138	34,327	4.25	November 2025	27,961	—
Berkadia	—	—	—	(6)	—	13,777
Berkadia	—	—	—	(7)	—	4,550
Berkadia	—	—	—	(6)	—	9,300
Berkadia	—	—	—	(8)	—	8,472
Berkadia	—	—	—	(7)	—	9,500
Berkadia	48	14,359	(3)	July 2017(9)	11,800	11,800
Wells Fargo	—	—	—	(10)	—	21,600
HUD	16	5,759	4.48	September 2045	3,093	3,142
Insurance Financing	71	—	1.73	October 2016	711	—
Insurance Financing	138	—	1.73	April 2016	553	—
Insurance Financing	208	—	1.79	March 2016	625	3,095
Insurance Financing	—	—	—	February 2015	—	390
Insurance Financing	—	—	—	September 2015	—	580

	$4,490		4.60%(2)		777,116	646,600

Less deferred loan costs, net					8,533	6,331

					768,583	640,269
Less current portion					13,634	47,385

					$754,949	$592,884

(1)	69 of the facilities owned by the Company are encumbered by mortgage debt and are provided as collateral under their respective loan agreements.

(2)	Weighted average interest rate on current fixed interest rate debt outstanding.

(3)	Variable interest rate of LIBOR plus 4.50%, which was 4.79% at December 31, 2015.

(4)	On November 12, 2015, the Company obtained new long-term financing from Berkadia, who later sold the loans to Fannie Mae, to replace this mortgage debt with a fixed interest rate of 4.68% and a 10-year term.

(5)	On August 6, 2015, approximately $6.8 million of this outstanding mortgage debt was assumed by the buyer in conjunction with the Sedgwick Sale Transaction. For additional information refer to Note 5, “Dispositions.”

(6)	On January 22, 2015, this mortgage debt was repaid or defeased in conjunction with the Four Property Sale Transaction. For additional information refer to Note 5, “Dispositions.”

(7)	On February 17, 2015, the Company obtained new long-term financing from Fannie Mae to replace this mortgage debt with a fixed interest rate of 3.85% and a 10-year term.

(8)	On September 24, 2015, the Company obtained new long-term financing from Fannie Mae to replace this mortgage debt with a fixed interest rate of 4.70% and a 10-year term.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	On February 4, 2015, the Company exercised its right to extend the maturity date with Berkadia to July 10, 2017.

(10)	On March 5, 2015, the Company obtained new long-term financing from Fannie Mae to replace this mortgage debt with a fixed interest rate of 3.84% and a 10-year term.

The aggregate scheduled maturities of notes payable at December 31, 2015 are as follows (in thousands):

2016	14,698
2017	25,318
2018	14,158
2019	14,829
2020	15,443
Thereafter	692,670

$777,116

On December 17, 2015, the Company completed supplemental mortgage financing of approximately $7.6 million from Fannie Mae on three senior living communities located in Columbus, Ohio, Chardon, Ohio, and Greenwood, Indiana, at a fixed interest rate of 5.49% which is coterminous with existing mortgage debt maturing in November 2022. The supplemental mortgage loans are cross-collateralized and cross-defaulted with the original mortgage debt. The Company incurred approximately $0.2 million in deferred financing costs related to these loans, which are being amortized over the remaining initial loan terms.

On November 24, 2015, the Company completed supplemental mortgage financing of approximately $3.2 million from Fannie Mae on one senior living community located in Elkhorn, Nebraska, at a fixed interest rate of 5.46% which is coterminous with existing mortgage debt maturing in April 2023. The supplemental mortgage loan is cross-collateralized and cross-defaulted with the original mortgage debt. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which are being amortized over the remaining initial loan term.

On November 24, 2015, the Company completed supplemental mortgage financing of approximately $8.7 million from Fannie Mae on one senior living community located in Springfield, Missouri, at a fixed interest rate of 5.39% which is coterminous with existing mortgage debt maturing in January 2023. The supplemental mortgage loan is cross-collateralized and cross-defaulted with the original mortgage debt. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which are being amortized over the remaining initial loan term.

On November 12, 2015, the Company repaid mortgage loans totaling approximately $31.6 million from Fannie Mae associated with four of its senior living communities located in Columbia, South Carolina, Deer Park and Pantego, Texas, and South Bend, Indiana, scheduled to mature in June 2017. The Company obtained approximately $52.8 million of new long-term fixed interest rate mortgage financing from Berkadia Commercial Mortgage LLC (“Berkadia”), who later sold the loans to Fannie Mae, at a fixed interest rate of 4.68% with a 10-year term and the principal amortized over a 30-year term. The Company incurred approximately $0.6 million in deferred financing costs related to the new mortgage loans, which are being amortized over 10 years. As a result of the early repayment of the existing mortgage debt, the Company accelerated the amortization of approximately $0.1 million in unamortized deferred financing costs and incurred a prepayment premium of approximately $1.7 million to Fannie Mae.

On October 30, 2015, in conjunction with the Virginia Beach Transaction, the Company obtained $28.0 million of mortgage debt from Protective Life. The new mortgage loan has a 10-year term with a 4.25% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.4 million in deferred financing costs related to this loan, which are being amortized over 10 years.

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

On August 6, 2015, outstanding mortgage debt totaling approximately $6.8 million was assumed by the buyer in conjunction with the Sedgwick Sale Transaction. As a result of the buyer’s assumption of the existing mortgage debt, the Company accelerated the amortization of approximately $0.1 million in unamortized deferred financing costs. For additional information refer to Note 5, “Dispositions”.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 5, 2015, the Company repaid an interim, interest only variable rate mortgage loan totaling approximately $21.6 million from Wells Fargo on one of its senior living communities located in Toledo, Ohio. The Company obtained approximately $21.8 million of mortgage debt from Fannie Mae to replace the Wells Fargo interim financing. This new mortgage loan has a 10-year term with a fixed interest rate of 3.84% and the principal amortized over 30-years. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which are being amortized over the loan term. As a result of the refinance, the Company received approximately $0.2 million in cash proceeds. Due to the early repayment, the Company accelerated the amortization of approximately $79,000 in unamortized deferred financing costs and incurred additional prepayment fees totaling approximately $55,000.

On February 17, 2015, the Company obtained new permanent mortgage financing totaling approximately $23.2 million from Fannie Mae on one of its owned senior living communities located in Peoria, Illinois. The new financing replaced a mortgage loan previously scheduled to mature on September 1, 2015, which was defeased by the Company on January 22, 2015, in conjunction with the Four Property Sale Transaction. This new mortgage loan has a 10-year term with a fixed interest rate of 3.85% and the principal amortized over 30 years. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which are being amortized over the loan term. As a result of the Peoria financing, the Company repaid existing mortgage debt on two owned properties totaling approximately $14.1 million. Due to the early repayment, the Company accelerated the amortization of approximately $0.2 million in unamortized deferred financing costs and incurred additional prepayment fees totaling approximately $0.5 million.

On January 22, 2015, outstanding mortgage debt totaling approximately $13.7 million was defeased in conjunction with the Four Property Sale Transaction. The mortgage loan associated with the Company’s senior living community located in Winston-Salem, North Carolina, carried an outstanding balance of approximately $5.7 million and could not be prepaid under the existing loan agreement as it did not offer a prepayment provision. Additionally, this mortgage loan was cross-collateralized with another mortgage loan on one of the Company’s senior living communities located in Peoria, Illinois, which carried an outstanding mortgage balance of approximately $8.0 million and also did not offer a prepayment provision. Therefore, the Company determined it would defease the Winston-Salem and Peoria mortgage loans by acquiring certain treasury securities to serve as collateral for the outstanding principal balance as of the date of the sale until the note matured on September 1, 2015. The Company contracted with a third party trust to assume the mortgage debt and assigned all of its rights to the treasury securities to serve as collateral until the balance remaining came due. Based on this structure, the Company concluded it met the requirements to report the debt transaction as a legal defeasance which resulted in the Company removing the respective assets and liabilities from its Consolidated Balance Sheet during the first quarter of fiscal 2015 when the transaction closed. Due to the defeasance, the Company accelerated the amortization of approximately $18,000 in unamortized deferred financing costs. For additional information refer to Note 5, “Dispositions”.

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

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the life of the notes. At December 31, 2015 and 2014, the Company had gross deferred loan costs of $10.3 million and $8.5 million, respectively. Accumulated amortization was $1.8 million and $2.2 million at December 31, 2015 and 2014, respectively. During fiscal 2015, due to the early repayment of the Company’s existing mortgage debt associated with the Four Property Sale Transaction, Sedgwick Sale Transaction and refinancings with Fannie Mae, the Company wrote-off approximately $0.5 million in unamortized deferred financing charges and removed the respective accumulated amortization of approximately $1.4 million. Amortization expense is expected to be approximately $1.1 million in each of the next five fiscal years. The Company was in compliance with all aspects of its outstanding indebtedness at December 31, 2015 and 2014.

10.	Equity

Preferred Stock

The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Board without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of December 31, 2015 and 2014.

Share Repurchases

On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. Shares of stock repurchased under the program will be held as treasury shares. Pursuant to this authorization, during fiscal 2009, the Company purchased 349,800 shares at an average cost of $2.67 per share for a total cost to the Company of approximately $0.9 million. All such purchases were made in open market transactions. The Company did not purchase any shares of its common stock pursuant to the Company’s share repurchase program during fiscal 2015, 2014, or 2013.

11.	Stock-Based Compensation

Stock Options

Although the Company has not granted stock options in recent years, the Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for employees, officers and directors and to more closely align stockholder and employee interests. The Company’s stock options generally vest over one to five years and the related expense is amortized on a straight-line basis over the vesting period.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s stock option activity and related information for the years ended December 31, 2015, 2014, and 2013 is presented below:

	Outstanding at Beginning of Year	Granted	Exercised	Forfeited	Outstanding End of Year	Options Exercisable
December 31, 2015
Shares	6,000	—	3,000	—	3,000	3,000
Weighted average price	$8.44	—	$5.90	—	$10.97	$10.97
December 31, 2014
Shares	19,000	—	13,000	—	6,000	6,000
Weighted average price	$7.10	—	$6.48	—	$8.44	$8.44
December 31, 2013
Shares	265,930	—	246,930	—	19,000	19,000
Weighted average price	$6.28	—	$6.21	—	$7.10	$7.10

The options outstanding and the options exercisable at December 31, 2015, 2014, and 2013, had an aggregate intrinsic value of $30,000, $0.1 million, and $0.3 million, respectively. All stock options outstanding are fully vested.

The following table summarizes information relating to the Company’s options outstanding and options exercisable as of December 31, 2015.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at End of Year	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at End of Year	Weighted Average Exercise Price
$10.97	3,000	.35	$10.97	3,000	$10.97

Restricted Stock

The Company may grant restricted stock awards and units to employees, officers, and directors in order to attract, retain, and provide incentives for such individuals and to more closely align stockholder and employee interests. For restricted stock awards and units without performance-based vesting conditions, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period, which is generally a period of one to four years, unless the award is subject to certain accelerated vesting requirements. Restricted stock awards are considered outstanding at the time of grant since the holders thereof are entitled to dividends, upon vesting, and voting rights. For restricted stock awards with performance-based vesting conditions, total compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as if the award is, in substance, multiple awards once the performance target is deemed probable of achievement. Performance goals are evaluated periodically and if such goals are not ultimately met or it is not probable the goals will be achieved, no compensation expense is recognized and any previously recognized compensation expense is reversed.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes compensation expense of a restricted stock award over its respective vesting or performance period based on the fair value of the award on the grant date, net of forfeitures. A summary of the Company’s restricted common stock awards activity and related information for the years ended December 31, 2015, 2014, and 2013 is presented below:

	Outstanding at Beginning of Year	Issued	Vested	Forfeited	Outstanding End of Year
December 31, 2015
Shares	702,718	467,944	358,716	28,636	783,310
December 31, 2014
Shares	870,217	350,716	406,072	112,143	702,718
December 31, 2013
Shares	803,218	403,715	312,980	23,736	870,217

The restricted stock outstanding at December 31, 2015, 2014, and 2013, had an aggregate intrinsic value of $16.3 million, $17.5 million, and $20.9 million, respectively.

During fiscal 2015, the Company awarded 467,944 shares of restricted common stock to certain employees and directors of the Company, of which 130,000 shares were subject to performance-based vesting conditions. The average market value of the common stock on the date of grant was $24.08. These awards of restricted shares vest over a one to four-year period, unless the award is subject to certain accelerated vesting requirements, and had an intrinsic value of $11.3 million on the date of grant. Additionally, during fiscal 2015, the Company awarded 11,756 restricted stock units to certain directors of the Company with an average market value of $25.52 and an intrinsic value of $0.3 million on the date of grant, that vest over a one-year period.

On February 24, 2016, the Company awarded 541,327 shares of restricted common stock to certain employees of the Company, of which 199,692 shares were subject to performance-based vesting conditions. The market value of the common stock on the date of grant was $15.92. These awards of restricted shares vest over a one to four-year period, unless the award is subject to certain accelerated vesting requirements, and had an intrinsic value of $8.6 million on the date of grant.

Stock Based Compensation

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk free interest rate. The expected volatility used by the Company is based primarily on an analysis of historical prices of the Company’s common stock. The expected term of options granted is based primarily on historical exercise patterns on the Company’s outstanding stock options. The risk free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not expect to pay dividends on its common stock and therefore has used a dividend yield of zero in determining the fair value of its awards. The option forfeiture rate assumption used by the Company is based primarily on the Company’s historical option forfeiture patterns. The Company recognizes compensation expense of a restricted stock award over its respective vesting period based on the fair value of the award on the grant date, net of estimated forfeitures.

The Company recognized $8.8 million, $7.3 million, and $4.3 million in stock-based compensation expense during fiscal 2015, 2014, and 2013, respectively. Unrecognized stock-based compensation expense, net of estimated forfeitures, is $8.3 million for the year ended December 31, 2015. The Company expects this expense to be recognized over a one-year period for performance awards and a one to four-year period for nonperformance awards.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$—	$—	$(5,411)
State	900	719	377
Deferred:
Federal	—	—	6,251
State	—	—	4,542

	$900	$719	$5,759

The provision (benefit) for income taxes differed from the amounts of income tax provision (benefit) determined by applying the U.S. federal statutory income tax rate to income before provision (benefit) for income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Tax (benefit) provision at federal statutory rates	$(4,515)	$(7,958)	$(3,653)
State income tax expense, net of federal effects	64	(90)	401
Federal and state income tax return true up	—	—	325
State effective rate changes	—	6	(20)
Change in deferred tax asset valuation allowance	4,986	8,456	8,810
Other	365	305	(104)

	$900	$719	$5,759

A summary of the Company’s deferred tax assets and liabilities, are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Deferred gains on sale/leaseback transactions	$6,176	$7,027
Net operating loss carryforward (expiring up to 2032)	15,144	12,556
Compensation costs	1,804	972
Investments in unconsolidated joint ventures	—	—
Capital loss carryforward	—	—
Other	2,802	1,806

Total deferred tax assets	25,926	22,361
Valuation Allowance	(22,252)	(17,266)

Total deferred tax assets, net	3,674	5,095
Deferred tax liabilities:
Depreciation and amortization	(3,674)	(5,095)

Total deferred tax assets, net	$—	$—

Current deferred tax assets, net	$—	$460
Long-term deferred tax (liabilities) assets, net	—	(460)

Total deferred tax assets, net	$—	$—

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

As of December 31, 2015, the Company has Federal and State Net Operating Loss (“NOL”) carryforwards of $34.7 million and $63.3 million and related deferred tax assets of $11.7 million and $3.1 million, respectively, and a Federal Alternative Minimum Tax Credit carryforward of $0.3 million. If not used, the Federal NOL will expire during fiscal 2033 to 2035 and state NOL’s will expire during fiscal 2016 to 2035. Additionally, the Company has a Federal NOL carryforward of $10.4 million related to the excess tax benefits associated with stock-based compensation and stock option exercises. The benefit of this NOL will be recognized as an increase to additional paid-in capital at the point when such NOL provides cash benefit to the Company.

The effective tax rates for fiscal 2015 and 2014 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. During fiscal 2015 the Company consolidated 37 Texas communities and during fiscal 2014 the Company consolidated 36 Texas communities and the TMT increased the overall provision for income taxes. The Company is generally no longer subject to federal and state tax audits for years before 2012.

13.	Employee Benefit Plans

The Company has a 401(k) salary deferral plan (the “Plan”) in which all employees of the Company meeting minimum service and age requirements are eligible to participate. Contributions to the Plan are in the form of employee salary deferrals, which are subject to employer matching contributions of 50% of up to 4% of the employee’s annual salary. The Company’s contributions are funded semi-monthly to the Plan administrator. Matching contributions of $0.5 million were contributed to the Plan in each of fiscal 2015 and 2014 and $0.4 million in fiscal 2013. The Company incurred administrative expenses related to the Plan of $20,900, $15,000, and $15,300 in fiscal 2015, 2014, and 2013, respectively.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Fair Value of Financial Instruments

The carrying amounts and fair values of financial instruments at December 31, 2015 and 2014 are as follows (in thousands):

	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$56,087	$56,087	$39,209	$39,209
Restricted cash	13,159	13,159	12,241	12,241
Notes payable	777,116	724,769	646,600	647,449

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

The estimated fair value of these assets and liabilities could be affected by market changes and this effect could be material.

16.	Allowance for Doubtful Accounts

The components of the allowance for doubtful accounts are as follows (in thousands):

	December 31,
	2015	2014	2013
Balance at beginning of year	$2,321	$1,900	$1,825
Provision for bad debts, net of recoveries	1,192	717	497
Write-offs and other	(325)	(296)	(422)

Balance at end of year	$3,188	$2,321	$1,900

17.	Leases

The Company currently leases 50 senior living communities from certain real estate investment trusts (“REITs”). The lease terms are generally for 10-15 years with renewal options for 5-20 years at the Company’s option. Under these lease agreements, the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes each of the Company’s facility lease agreements as of December 31, 2015 (dollars in millions):

Landlord	Date of Lease	Number of Communities	Value of Transaction	Term	Initial Lease Rate(1)	Lease Acquisition Costs(2)	Deferred Gains /Lease Concessions(3)
Ventas	September 30, 2005	6	$84.6	(4) (Two five-year renewals)	8%	$9.5	$4.6
Ventas	October 18, 2005	1	19.5	(4) (Two five-year renewals)	8%	0.3	—
Ventas	June 8, 2006	1	19.1	(4) (Two five-year renewals)	8%	0.6	—
Ventas	January 31, 2008	1	5.0	(4) (Two five-year renewals)	7.75%	0.2	—
Ventas	June 27, 2012	2	43.3	(4) (Two five-year renewals)	6.75%	0.8	—
HCP	May 1, 2006	3	54.0	(5) (Two ten-year renewals)	8%	0.3	12.8
HCP	May 31, 2006	6	43.0	10 years (Two ten-year renewals)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	(5) (Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	(5) (Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	(5) (Two ten-year renewals)	7.25%	0.1	—
HCN	April 16, 2010	5	48.5	15 years (One 15-year renewal)	8.25%	0.6	0.8
HCN	May 1, 2010	3	36.0	15 years (One 15-year renewal)	8.25%	0.2	0.4
HCN	September 10, 2010	12	104.6	15 years (One 15-year renewal)	8.50%	0.4	2.0
HCN	April 8, 2011	4	141.0	15 years (One 15-year renewal)	7.25%	0.9	16.3

Subtotal						15.1	37.5
Accumulated amortization through December 31, 2015						(7.4)	—
Accumulated deferred gains / lease concessions recognized through December 31, 2015						—	(20.2)

Net lease acquisition costs / deferred gains / lease concessions as of December 31, 2015						$7.7	$17.3

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as set forth in each respective lease agreement.

(2)	Lease acquisition and modification costs are being amortized over the respective initial lease terms.

(3)	Deferred gains of $34.9 million and lease concessions of $2.6 million are being recognized in the Company’s Consolidated Statements of Operations and Comprehensive Loss as a reduction in facility lease expense over the respective initial lease terms. Lease concessions of $0.6 million relate to the transaction with HCP on May 31, 2006, and $2.0 million relate to the transaction with HCN on September 10, 2010.

(4)	Effective June 17, 2015, the Company executed amendments to the master lease agreements with Ventas to facilitate up to $24.5 million of leasehold improvements for 10 of the leased communities and extend the lease terms through September 30, 2025, with two 5-year renewal extensions available at the Company’s option.

(5)

On November 11, 2013, the Company executed a third amendment to the master lease agreement associated with nine of its leased communities with HCP to facilitate up to $3.3 million of leasehold improvements for

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

one of the leased communities and extend the respective lease terms through October 31, 2020, with two 10-year renewal extensions available at the Company’s option.

(6)	On April 24, 2015, the Company exercised its right to extend the lease term with HCP through April 30, 2026, with one 10-year renewal extension remaining available at the Company’s option.

Ventas

As of December 31, 2015, the Company leased 11 senior living communities from Ventas, Inc. (“Ventas”). During the second quarter of fiscal 2015, the Company executed amendments to the master lease agreements with Ventas to facilitate up to $24.5 million of leasehold improvements for 10 communities within the Ventas lease portfolio and extend the lease terms until September 30, 2025, with two five-year renewal extension available at the Company’s option. The initial lease rates under each of the Ventas Lease Agreements range from 6.75% to 8% and are subject to certain conditional escalation clauses which will be recognized when probable or incurred. The Company incurred $11.4 million in lease acquisition and modification costs related to the Ventas Lease Agreements. These deferred lease acquisition and modification costs are being amortized over the lease terms and are included in facility lease expense in the Company’s Consolidated Statement of Operations and Comprehensive loss. The Company accounts for nine of the Ventas Lease Agreements as an operating lease and two as a Capital lease and financing obligation.

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

Pursuant to ASC 840, Leases, the Company performed a sale/leaseback analysis to determine whether the East Lansing Community and Raleigh Community could be removed from its Consolidated Balance Sheets. Based upon the analysis performed, the Company concluded certain aspects of the lease modification would be considered forms of “continuing involvement” which precludes the Company from derecognizing these assets from its Consolidated Balance Sheets under sale/leaseback accounting criteria. Therefore, the Company recorded financing obligations equal to the fair market value of the communities exchanged and the mortgage debt assumed by Ventas. At the end of the lease term, including exercise of any renewal options, the net remaining financing obligation less the net carrying value of the leased assets will be recognized as a non-cash gain on sale of the East Lansing Community and Raleigh Community. Rental payments under these leases will not be reflected as a component of facility lease expense but will be recognized as a reduction of the financing obligation and interest expense based upon the Company’s incremental borrowing rate at the time the transaction was

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

closed. As a result of this transaction, the Company recorded additions to property and equipment of approximately $13.2 million and other assets, primarily consisting of lease intangibles, of approximately $11.8 million within the Company’s Consolidated Balance Sheets which will be depreciated or amortized over the estimated useful lives. The additions to property and equipment were reduced by approximately $4.9 million which represented the unamortized portion of the deferred gain previously recognized by the Company when the Towne Centre Community had been sold in fiscal 2006. Lease intangibles consist of the fair value of in-place leases associated with the Towne Centre Community and the fair value attributable to Ventas deferring its right to reset the underlying values of the lease portfolio five years until fiscal 2020.

HCP

As of December 31, 2015, the Company leased 15 senior living communities from HCP, Inc. (“HCP”). During the fourth quarter of fiscal 2013, the Company executed an amendment to the master lease agreement with HCP to facilitate up to $3.3 million of leasehold improvements for one community within the HCP lease portfolio and extend the initial lease terms for nine communities until October 31, 2020, with two 10-year renewal extensions available at the Company’s option. During the second quarter of fiscal 2015, the Company exercised its right to extend the lease term with HCP for the remaining six communities in the HCP lease portfolio until April 30, 2026, with one 10-year renewal extension available at the Company’s option. The initial lease rates under the HCP Lease Agreements range from 7.25% to 8% and are subject to certain conditional escalation clauses, which will be recognized when probable or incurred. The Company incurred $1.6 million in lease acquisition and modification costs related to the HCP Lease Agreements. These deferred lease acquisition and modification costs are being amortized over the lease terms and are included in facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company accounts for each of the HCP Lease Agreements as an operating lease.

HCN

As of December 31, 2015, the Company leased 24 senior living communities from Welltower, Inc., formerly Health Care REIT, Inc. (“HCN”). The HCN Lease Agreements each have an initial term of 15 years, with one 15-year renewal extension available at the Company’s option. The initial lease rates under the HCN Lease Agreements range from 7.25% to 8.5% and are subject to certain conditional escalation clauses, which will be recognized when probable or incurred. The initial terms on the HCN Lease Agreements expire on various dates through April 2026. The Company incurred $2.1 million in lease acquisition costs related to the HCN Lease Agreements. These deferred lease acquisition costs are being amortized over the lease terms and are included in facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company accounts for each of the HCN Lease Agreements as an operating lease.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company incurred $62.8 million, $60.9 million, and $58.8 million in lease expense during fiscal 2015, 2014, and 2013, respectively. Future minimum lease commitments as of December 31, 2015, are as follows (in thousands):

2016	$65,135
2017	65,092
2018	64,998
2019	64,939
2020	62,651
Thereafter	250,477

$573,292

At December 31, 2015 and 2014, the Company had gross deferred lease costs of $15.1 million and $15.0 million, respectively. Accumulated amortization at December 31, 2015 and 2014 was $7.4 million and $6.0 million, respectively, and amortization expense is expected to be approximately $1.5 million in each of the next five fiscal years. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at December 31, 2015 and 2014.

18.	Quarterly Financial Information (Unaudited)

The following table presents certain unaudited quarterly financial information for each of the four quarters ended December 31, 2015 and 2014. This information has been prepared on the same basis as the audited consolidated financial statements of the Company and include, in the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the audited consolidated financial statements of the Company.

	2015 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Total revenues	$98,640	$101,588	$104,420	$107,529
Income from operations	3,718	3,680	5,676	5,761
Net (loss) income and comprehensive (loss) income	(6,039)	(5,166)	2,871	(5,950)
Net (loss) income per share, basic	$(0.21)	$(0.18)	$0.10	$(0.21)
Net (loss) income per share, diluted	$(0.21)	$(0.18)	$0.10	$(0.21)
Weighted average shares outstanding, basic	28,565	28,705	28,732	28,749
Weighted average shares outstanding, fully diluted	28,565	28,705	28,733	28,749

	2014 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Total revenues	$91,857	$93,425	$98,483	$100,160
Income from operations	2,615	3,149	2,679	5,457
Net loss and comprehensive loss	(4,647)	(9,819)	(5,759)	(3,901)
Net loss per share, basic	$(0.16)	$(0.34)	$(0.20)	$(0.13)
Net loss per share, diluted	$(0.16)	$(0.34)	$(0.20)	$(0.13)
Weighted average shares outstanding, basic	28,146	28,298	28,371	28,387
Weighted average shares outstanding, fully diluted	28,146	28,298	28,371	28,387

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Subsequent Events

Effective February 16, 2016, the Company closed the acquisition of two senior living communities located in Pensacola, Florida, for approximately $48.0 million. The communities consist of 179 assisted living units. The Company obtained financing from Protective Life for $35.0 million of the acquisition price at a fixed rate of 4.38% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources. The Company has not yet completed its initial purchase price allocation for this transaction.

Effective January 26, 2016, the Company closed the acquisition of three senior living communities located in Colby, Park Falls, and Wisconsin Rapids, Wisconsin, for approximately $16.8 million. The communities consist of 138 assisted living units. The Company obtained financing from Protective Life for $11.3 million of the acquisition price at a fixed rate of 4.50% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources. The Company has not yet completed its initial purchase price allocation for this transaction.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Capital Senior Living Corporation

We have audited Capital Senior Living Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Capital Senior Living Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Capital Senior Living Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Capital Senior Living Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 26, 2016, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Dallas, Texas

February 26, 2016

INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

Exhibit Number		Description
3.1	—	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)

3.1.1	—	Amendment to Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

3.2	—	Second Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 8, 2013.)

4.1	—	1997 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation, as amended (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on December 3, 1999, by the Company with Securities and Exchange Commission.)

4.2	—	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

4.3	—	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

4.4	—	Amended and Restated Second Amendment to the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation, as amended. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 22, 2015.)

4.5	—	Rights Agreement, dated as of February 25, 2010, by and between Capital Senior Living Corporation and Mellon Investor Services LLC, including all exhibits thereto (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 26, 2010).

4.6	—	Form of Certificate of Designation of Series A Junior Participating Preferred Stock, par value $0.01 per share (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K on February 26, 2010).

4.7	—	Form of Right Certificate (included as Exhibit B to the Rights Agreement, which is Exhibit 4.4 hereto, as amended pursuant to the First Amendment to Rights Agreement, which is Exhibit 4.8 hereto, and incorporated herein by reference).

4.8	—	Form of Summary of Rights (included as Annex A to the First Amendment to Rights Agreement, which is Exhibit 4.8 hereto, and incorporate herein by reference).

4.9	—	First Amendment to Rights Agreement, dated as of March 5, 2013, by and between the Company and Computershare Shareowner Services LLC (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 8, 2013.)

10.1	—	Form of Stock Option Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed on December 3, 1999, by the Company with Securities and Exchange Commission.)

Exhibit Number		Description
10.2	—	Employment Agreement, dated as of November 1, 1996, by and between Capital Senior Living Corporation and Lawrence A. Cohen (Incorporated by reference to Exhibit 10.11 from the Registration Statement No. 333-33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.)

10.3	—	Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and David R. Brickman (Incorporated by reference to Exhibit 10.12 to the Registration Statement No. 333-33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.)

10.4	—	Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and Keith N. Johannessen (Incorporated by reference to Exhibit 10.13 from the Registration Statement No. 333-33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.

10.5	—	Agreement of Limited Partnership of Triad Senior Living II, L.P. dated September 23, 1998 (Incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.)

10.6	—	Agreement of Limited Partnership of Triad Senior Living III, L.P. dated November 10, 1998 (Incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.)

10.7	—	Agreement of Limited Partnership of Triad Senior Living IV, L.P. dated December 22, 1998 (Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.)

10.8	—	Employment Agreement, dated May 26, 1999, by and between Lawrence A. Cohen and Capital Senior Living Corporation (Incorporated by reference to the Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

10.9	—	Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, L.P. (Incorporated by reference to the Exhibit 10.78 to the Company’s Annual Report on Form 10-K, dated March 30, 2000, filed by the Company with the Securities and Exchange Commission.)

10.9.1	—	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, LP. (Incorporated by reference to the Exhibit 10.10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed by the Company with the Securities and Exchange Commission.)

10.10	—	First Amendment to Triad II Partnership Agreement (Incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K, dated August 15, 2000, filed by the Company with the Securities and Exchange Commission.)

10.11	—	Support Agreement dated as of September 11, 2002 by and between Capital Senior Living, Inc., Triad I, Triad II, Triad III, Triad IV and Triad V. (Incorporated by reference to Exhibit 10.102 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed by the Company with the Securities and Exchange Commission.)

10.12	—	Second Amendment to the Employment Agreement of Lawrence A. Cohen, dated January 27, 2003 by and between Lawrence A. Cohen and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.106 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

Exhibit Number		Description
10.13	—	First Amendment to the Employment Agreement of Keith N. Johannessen, dated January 17, 2003 by and between Keith N. Johannessen and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.107 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.14	—	Second Amendment to the Employment Agreement of David R. Brickman, dated January 27, 2003 by and between David R. Brickman and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.109 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.15	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living I, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.110 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.15.1	—	Amended and Restated Draw Promissory Note (Fairfield), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.111.1 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.15.2	—	Amended and Restated Draw Promissory Note (Oklahoma City), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.111.2 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.15.3	—	Amended and Restated Draw Promissory Note (Plano), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.111.3 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.16	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living III, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.112 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.17	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living IV, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.113 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.18	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living V, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.114 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.19	—	Master Lease Agreement, dated June 30, 2005, between Ventas Amberleigh, LLC and Capital Senior Management 2, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, dated June 30, 2005, filed by the Company with the Securities and Exchange Commission on July 11, 2005.)

10.20	—	Schedule identifying substantially identical agreements to Exhibit 10.63 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, dated June 30, 2005, filed by the Company with the Securities and Exchange Commission on July 11, 2005.)

10.21	—	Loan Agreement, dated July 18, 2005, by Capital Senior Living Peoria, LLC and GMAC Commercial Mortgage Bank (Incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 18, 2005, filed by the Company with the Securities and Exchange Commission.)

Exhibit Number		Description
10.22	—	Schedule identifying substantially identical agreements to Exhibit 10.65 (Incorporated by reference to the Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated July 18, 2005, filed by the Company with the Securities and Exchange Commission.)

10.23	—	Master Lease Agreement, dated October 18, 2005, between Ventas Georgetowne, LLC and Capital Senior Management 2, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 18, 2005, filed by the Company with the Securities and Exchange Commission.)

10.24	—	Schedule identifying substantially identical agreements to Exhibit 10.70 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 7, 2006, filed by the Company with the Securities and Exchange Commission.)

10.25	—	Master Lease Agreement, dated May 31, 2006, between subsidiaries of the Company and HCP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.)

10.26	—	Lease, dated May 31, 2006, between subsidiaries of the Company and HCP regarding the Crosswood Oaks Facility in Citrus Heights, California (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.)

10.27	—	Schedule identifying substantially identical agreements to Exhibit 10.73 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.)

10.28	—	Multifamily Note, dated June 9, 2006, executed by Triad Senior Living II, L.P. in favor of Capmark. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 9, 2006, filed by the Company with the Securities and Exchange Commission.)

10.29	—	Schedule identifying substantially identical agreements to Exhibit 10.75 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 9, 2006, filed by the Company with the Securities and Exchange Commission.)

10.30	—	Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing, dated June 9, 2006, by Triad Senior Living II, L.P. to Ed Stout, as trustee, for the benefit of Capmark. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated June 9, 2006, filed by the Company with the Securities and Exchange Commission.)

10.31	—	Loan Agreement, dated June 20, 2006, by and between Triad Senior Living III, L.P. and Capmark Bank. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 20, 2006, filed by the Company with the Securities and Exchange Commission.)

10.32	—	Multifamily Note dated May 3, 2007 executed by Triad Senior Living III, L.P. in favor of Capmark Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.)

10.33	—	Schedule identifying substantially identical agreements to Exhibit 10.3 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.)

10.34	—	Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing dated May 3, 2007 by Triad Senior Living III, L.P. in favor of Chicago Title Insurance Company, as trustee for the benefit of Capmark Bank. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.)

Exhibit Number		Description

10.35	—	Schedule identifying substantially identical agreements to Exhibit 10.5. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.)
10.36	—	Fourth Amendment to the Employment Agreement of Lawrence A. Cohen. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010.)

10.37	—	Second Amendment to the Employment Agreement of Keith N. Johannessen. (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010.)

10.38	—	Master Lease Agreement, dated as of September 10, 2010, between Capital Texas S, LLC and the Landlord parties thereto. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2010.)

10.39	—	Employment Agreement, dated July 22, 2010, by and between Capital Senior Living, Inc. and Joseph G. Solari (Incorporated by reference to the Exhibit 10.50 to the Company’s Annual Report on Form 10-K, dated March 12, 2012, filed by the Company with the Securities and Exchange Commission.)

10.40	—	Employment Agreement, dated April 25, 2014, by and between Capital Senior Living, Inc. and Carey P. Hendrickson (Incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 28, 2014, filed by the Company with the Securities and Exchange Commission.)

10.41	—	Form of Outside Directors Restricted Share Unit Award Under the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on August 5, 2015.)

10.42	—	Second Amendment to Employment Agreement of Joseph G. Solari, dated August 31, 2013 by and between Capital Senior Living Corporation and Joseph G. Solari. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on May 6, 2015.)

*21.1	—	Subsidiaries of the Company

*23.1	—	Consent of Ernst & Young LLP

*31.1	—	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

*31.2	—	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

*32.1	—	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Carey P. Hendrickson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	—	XBRL Instance Document

*101.SCH	—	XBRL Taxonomy Extension Schema Document

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.