Form 10-Q
period 2016-03-31
CAPITAL SENIOR LIVING CORP
filed 2016-05-04
CIK 1043000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 29, 2016, the Registrant had 29,935,781 outstanding shares of its Common Stock, $0.01 par value, per share.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,808	$56,087
Restricted cash	13,163	13,159
Accounts receivable, net	10,118	9,254
Property tax and insurance deposits	9,967	14,398
Prepaid expenses and other	3,398	4,370

Total current assets	68,454	97,268
Property and equipment, net	953,352	890,572
Other assets, net	31,295	31,193

Total assets	$1,053,101	$1,019,033

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,575	$3,362
Accrued expenses	32,962	34,300
Current portion of notes payable, net of deferred loan costs	13,480	13,634
Current portion of deferred income and resident revenue	15,628	16,059
Current portion of capital lease and financing obligations	1,201	1,257
Federal and state income taxes payable	289	111
Customer deposits	1,788	1,819

Total current liabilities	66,923	70,542
Deferred income	13,645	13,992
Capital lease and financing obligations, net of current portion	38,603	38,835
Other long-term liabilities	7,484	4,969
Notes payable, net of deferred loan costs and current portion	796,662	754,949
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares — 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares — 65,000; issued and outstanding shares 29,940 and 29,539 in 2016 and 2015, respectively	304	299
Additional paid-in capital	162,433	159,920
Retained deficit	(29,523)	(23,539)
Treasury stock, at cost – 494 and 350 shares in 2016 and 2015, respectively	(3,430)	(934)

Total shareholders’ equity	129,784	135,746

Total liabilities and shareholders’ equity	$1,053,101	$1,019,033

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenues:
Resident revenue	$109,173	$98,640

Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	66,523	60,131
General and administrative expenses	6,248	5,013
Facility lease expense	15,205	15,256
Stock-based compensation expense	2,513	1,727
Depreciation and amortization expense	14,531	12,795

Total expenses	105,020	94,922

Income from operations	4,153	3,718
Other income (expense):
Interest income	16	13
Interest expense	(9,985)	(8,355)
Write-off of deferred loan costs and prepayment premiums	—	(871)
Loss on disposition of assets, net	(31)	(106)
Other income	—	1

Loss before provision for income taxes	(5,847)	(5,600)
Provision for income taxes	(137)	(439)

Net loss	$(5,984)	$(6,039)

Per share data:
Basic net loss per share	$(0.21)	$(0.21)

Diluted net loss per share	$(0.21)	$(0.21)

Weighted average shares outstanding — basic	28,751	28,565

Weighted average shares outstanding — diluted	28,751	28,565

Comprehensive loss	$(5,984)	$(6,039)

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net loss	$(5,984)	$(6,039)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,531	12,795
Amortization of deferred financing charges	278	306
Amortization of deferred lease costs and lease intangibles	(225)	316
Deferred income	82	(58)
Lease incentives	868	—
Write-off of deferred loan costs and prepayment penalties	—	871
Loss on disposition of assets, net	31	106
Provision for bad debts	487	264
Stock-based compensation expense	2,513	1,727
Changes in operating assets and liabilities:
Accounts receivable	476	(1,001)
Accounts receivable from affiliates	—	2
Property tax and insurance deposits	4,431	3,896
Prepaid expenses and other	972	1,860
Other assets	1,081	(226)
Accounts payable	(1,787)	1,744
Accrued expenses	(1,301)	(3,599)
Federal and state income taxes payable	178	307
Deferred resident revenue	(860)	(496)
Customer deposits	(31)	10

Net cash provided by operating activities	15,740	12,785
Investing Activities
Capital expenditures	(13,767)	(5,503)
Cash paid for acquisitions	(64,750)	(47,810)
Proceeds from disposition of assets	—	35,672

Net cash used in investing activities	(78,517)	(17,641)
Financing Activities
Proceeds from notes payable	46,300	80,488
Repayments of notes payable	(4,457)	(62,847)
Increase in restricted cash	(4)	(5)
Cash payments for capital lease obligations	(288)	(172)
Cash proceeds from the issuance of common stock	5	8
Excess tax benefits on stock options	—	111
Purchases of treasury stock	(2,496)	—
Deferred financing charges paid	(562)	(863)

Net cash provided by financing activities	38,498	16,720

(Decrease) Increase in cash and cash equivalents	(24,279)	11,864
Cash and cash equivalents at beginning of period	56,087	39,209

Cash and cash equivalents at end of period	$31,808	$51,073

Supplemental Disclosures
Cash paid during the period for:
Interest	$9,551	$7,930

Income taxes	$23	$18

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

1. BASIS OF PRESENTATION

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates, and manages senior living communities in geographically concentrated regions throughout the United States. As of March 31, 2016, the Company operated 126 senior living communities in 23 states with an aggregate capacity of approximately 15,800 residents, including 76 senior living communities that the Company owned and 50 senior living communities that the Company leased. As of March 31, 2016, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying Consolidated Balance Sheet, as of December 31, 2015, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2015, and the accompanying unaudited consolidated financial statements, as of and for the three month periods ended March 31, 2016 and 2015, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2016.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2016, results of operations for the three month periods ended March 31, 2016 and 2015, and cash flows for the three month periods ended March 31, 2016 and 2015. The results of operations for the three month period ended March 31, 2016, are not necessarily indicative of the results for the year ending December 31, 2016.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Lease Accounting

The Company determines whether to account for its leases as either operating, capital or financing leases depending on the underlying terms of each lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of March 31, 2016, the Company leased 50 senior living communities, 48 of which the Company classified as operating leases and two of which the Company classified as capital lease and financing obligations. The Company incurs lease acquisition costs and amortizes these costs over the term of the respective lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions, and as such, any related gains have been deferred and are being amortized over the respective lease term. Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at March 31, 2016.

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

Employee Health and Dental Benefits, Workers’ Compensation, and Insurance Reserves

The Company offers certain full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior living communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred at March 31, 2016; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

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

Income Taxes

Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. The effective tax rates for the first quarters of fiscal 2016 and 2015 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. During each of the first quarters of fiscal 2016 and 2015, the Company consolidated 37 Texas communities and the TMT increased the overall provision for income taxes.

Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which we expect those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this analysis, an adjustment to the valuation allowance of $1.9 million and $2.5 million was recorded during the first quarters of fiscal 2016 and 2015, respectively, to increase the valuation allowance provided to $24.1 million and $19.8 million at March 31, 2016 and 2015, respectively, and reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized. However, in the event that we were to determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period such determination was made. The benefits of the net deferred tax assets might not be realized if actual results differ from expectations.

The Company evaluates uncertain tax positions through consideration of accounting and reporting guidance on criteria, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different companies. The Company is required to recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that such position is “more likely than not” (i.e., a greater than 50% likelihood) to be upheld on audit based only on the technical merits of the tax position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. The Company is generally no longer subject to federal and state income tax audits for tax years prior to 2012.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2016	2015
Net loss	$(5,984)	$(6,039)
Net loss allocable to unvested restricted shares	—	(168)

Undistributed net loss attributable to common shares	$(5,984)	$(5,871)

Weighted average shares outstanding – basic	28,751	28,565
Effects of dilutive securities:
Employee equity compensation plans	—	—

Weighted average shares outstanding – diluted	28,751	28,565

Basic net loss per share	$(0.21)	$(0.21)

Diluted net loss per share	$(0.21)	$(0.21)

Awards of unvested restricted stock representing approximately 1,034,000 and 801,000 shares were outstanding for the three months ended March 31, 2016 and 2015, respectively, and were antidilutive. During fiscal 2015, the unvested restricted stock did not meet all of the requirements to be deemed participating securities. Therefore, for current and future reporting periods, (losses) earnings per share will be calculated under the treasury method and the two-class method will no longer be utilized by the Company.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. During the three months ended March 31, 2016, the Company repurchased 144,315 shares of its common stock in open market transactions.

Recently Issued Accounting Guidance

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact of adopting the new leases standard on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for the measurement-period adjustment retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is applied prospectively and is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Company adopted the provisions of ASU 2015-16 on January 1, 2016, and incorporated the provisions of this update to its consolidated financial statements upon adoption. During the first quarter of fiscal 2016, final valuation adjustments resulted in the Company reclassifying approximately $1.3 million from other assets to property and equipment to reflect the final purchase price allocation. As a result of adoption of ASU 2015-16, prior periods were not adjusted and recast to reflect this reclassification within the Company’s Consolidated Balance Sheets.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 and subsequent interim reporting periods. Management does not expect the adoption of ASU 2014-15 to have a material impact on the company’s financial position, results of operations or cash flows.

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

3. ACQUISITIONS

Fiscal 2016

Effective February 16, 2016, the Company closed the acquisition of two senior living communities located in Pensacola, Florida, for approximately $48.0 million (the “Pensacola Transaction”). The two communities consist of 179 assisted living units. The Company incurred approximately $0.3 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company obtained financing from Protective Life Insurance Company (“Protective Life”) for $35.0 million of the acquisition price at a fixed interest rate of 4.38% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective January 26, 2016, the Company closed the acquisition of three senior living communities located in Colby, Park Falls, and Wisconsin Rapids, Wisconsin, for approximately $16.8 million (the “Pine Ridge Transaction”). The three communities consist of 138 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company obtained financing from Protective Life for $11.3 million of the acquisition price at a fixed interest rate of 4.50% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

As a result of these acquisitions, for which the purchase accounting is preliminary as it is subject to final valuation adjustments, the Company recorded additions to property and equipment of approximately $58.9 million and other assets of approximately $5.9 million, primarily consisting of in-place lease intangibles, within the Company’s Consolidated Balance Sheets which will be depreciated or amortized over the estimated useful lives.

Fiscal 2015

Effective October 30, 2015, the Company closed the acquisition of one senior living community located in Virginia Beach, Virginia, for $38.0 million (the “Virginia Beach Transaction”). The community consists of 111 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company obtained financing from Protective Life for $28.0 million of the acquisition price at a fixed interest rate of 4.25% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

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

Effective May 21, 2015, the Company closed the acquisition of two senior living communities located in Hartford and West Bend, Wisconsin, for $12.0 million (the “Emerald Transaction”). The two communities consist of 79 assisted living units. The Company incurred approximately $0.2 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company obtained financing from Fannie Mae for approximately $9.2 million of the acquisition price at a fixed interest rate of 4.55% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

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

As a result of these acquisitions, during fiscal 2015 the Company recorded additions to property and equipment of approximately $148.0 million and other assets of approximately $14.6 million, primarily consisting of in-place lease intangibles, within the Company’s Consolidated Balance Sheets which will be depreciated or amortized over the estimated useful lives. The purchase accounting for the Virginia Beach Transaction which closed during the fourth quarter of fiscal 2015, was preliminary as it was subject to final valuation adjustments. During the first quarter of fiscal 2016, final valuation adjustments resulted in the Company reclassifying approximately $1.3 million from other assets to property and equipment to reflect the final purchase price allocation.

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

Effective January 22, 2015, the Company closed a transaction to sell four of its senior living communities located in Oklahoma City, Oklahoma, Shreveport, Louisiana, Southfield, Michigan, and Winston-Salem, North Carolina, in a single transaction for approximately $36.5 million (the “Four Property Sale Transaction”). As a result of the sale, the outstanding mortgage debt on the Company’s senior living communities located in Oklahoma City and Shreveport was repaid without incurring any prepayment penalties as these notes were short-term, bridge loan interim financing. However, the mortgage loan associated with the Company’s senior living community located in Winston-Salem could not be prepaid under the existing loan agreement as it did not offer a prepayment provision. Additionally, this mortgage loan was cross-collateralized with another mortgage loan on one of the Company’s senior living communities located in Peoria, Illinois, which also did not offer a prepayment provision. Therefore, the Company determined it would defease the Winston-Salem and Peoria mortgage loans by acquiring certain treasury securities to serve as collateral for the outstanding principal balance as of the date of the sale until the note matured on September 1, 2015. The Company contracted with a third party trust to assume the mortgage debt and assigned all of its rights to the treasury securities to serve as collateral until the balance remaining comes due. Based on this structure, the Company concluded it met the requirements to report the debt transaction as a legal defeasance which resulted in the Company removing the respective assets and liabilities from its Consolidated Balance Sheet during the first quarter of fiscal 2015 when the transaction closed. The Company had reported these assets as held for sale at December 31, 2014, and recorded a remeasurement write-down of approximately $0.6 million to adjust the carrying values of these assets to the sales price, less costs to sell. As a result of the sale, the Company received net proceeds of approximately $35.7 million.

5. DEBT TRANSACTIONS

On February 16, 2016, in conjunction with the Pensacola Transaction, the Company obtained $35.0 million of mortgage debt from Protective Life. The new mortgage loan has a 10-year term with a 4.38% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.4 million in deferred financing costs related to this loan, which are being amortized over 10 years.

On January 26, 2016, in conjunction with the Pine Ridge Transaction, the Company obtained approximately $11.3 million of mortgage debt from Protective Life. The new mortgage loan has a 10-year term with a 4.50% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which are being amortized over 10 years.

The Company issued standby letters of credit, totaling approximately $3.9 million, for the benefit of Hartford Financial Services (“Hartford”) associated with the administration of workers compensation.

The Company issued standby letters of credit, totaling approximately $6.6 million, for the benefit of Welltower, Inc. (“Welltower”), formerly Healthcare REIT, Inc. on certain leases between Welltower and the Company.

The Company issued standby letters of credit, totaling approximately $2.7 million, for the benefit of HCP, Inc. (“HCP”) on certain leases between HCP and the Company.

The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At March 31, 2016 and December 31, 2015, these communities carried a total net book value of approximately $876.3 million and $818.7 million, respectively, with total mortgage loans outstanding, excluding deferred loan costs, of approximately $818.3 million and $777.1 million, respectively.

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the terms of the respective notes. At March 31, 2016 and December 31, 2015, the Company had gross deferred loan costs of approximately $10.9 million and $10.3 million, respectively. Accumulated amortization was approximately $2.1 million and $1.8 million at March 31, 2016 and December 31, 2015, respectively. The Company was in compliance with all aspects of its outstanding indebtedness at March 31, 2016, and December 31, 2015.

6. EQUITY

Preferred Stock

The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Company’s board of directors without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of March 31, 2016 and December 31, 2015.

Share Repurchases

On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. Shares of stock repurchased under the program will be held as treasury shares. Pursuant to this authorization, during fiscal 2009, the Company purchased 349,800 shares at an average cost of $2.67 per share for a total cost to the Company of approximately $0.9 million. On January 14, 2016, the Company announced that its board of directors approved a continuation of the share repurchase program. Pursuant to this authorization, during the first quarter of fiscal 2016, the Company purchased 144,315 shares of its common stock at an average cost of $17.29 per share for a total cost to the Company of approximately $2.5 million. All such purchases were made in open market transactions.

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

A summary of the Company’s stock option activity and related information for the three-month period ended March 31, 2016 is presented below:

	Outstanding at Beginning of Period	Granted	Exercised	Forfeited	Outstanding at End of Period	Options Exercisable
Shares	3,000	—	—	—	3,000	3,000
Weighted average exercise price	$10.97	$—	$—	$—	$10.97	$10.97

The options outstanding and the options exercisable at March 31, 2016, each had an intrinsic value of approximately $30,000.

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

The Company recognizes compensation expense of a restricted stock award over its respective vesting or performance period based on the fair value of the award on the grant date, net of forfeitures. A summary of the Company’s restricted stock awards activity and related information for the three-month period ended March 31, 2016 is presented below:

	Outstanding at Beginning of Period	Granted	Vested	Cancelled	Outstanding at End of Period
Shares	783,310	553,233	295,292	7,436	1,033,815

The restricted stock outstanding at March 31, 2016 had an intrinsic value of approximately $19.1 million.

During the three month period ended March 31, 2016, the Company awarded 553,233 shares of restricted common stock to certain employees of the Company, of which 199,692 shares were subject to performance-based vesting conditions. The average market value of the common stock on the date of grant was $15.88. These awards of restricted stock vest over a one to four-year period and had an intrinsic value of approximately $8.8 million on the date of grant.

Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk free interest rate. The expected volatility used by the Company is based primarily on an analysis of historical prices of the Company’s common stock. The expected term of options granted is based primarily on historical exercise and vesting patterns on the Company’s outstanding stock options. The risk free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not currently plan to pay dividends on its common stock and therefore has used a dividend yield of zero in determining the fair value of its awards. The option forfeiture rate assumption used by the Company, which affects the expense recognized as opposed to the fair value of the awards, is based primarily on the Company’s historical option forfeiture patterns. The Company issued no stock options during each of the first quarters of fiscal 2016 and 2015.

Unrecognized stock-based compensation expense, net of estimated forfeitures, is $15.0 million as of March 31, 2016. and the Company expects this expense to be recognized over a one-year period for performance stock awards and a three to four-year period for nonperformance stock awards.

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

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of financial instruments at March 31, 2016 and December 31, 2015 are as follows (in thousands):

	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$31,808	$31,808	$56,087	$56,087
Restricted cash	13,163	13,163	13,159	13,159
Notes payable, excluding deferred loan costs	818,959	805,959	777,116	724,769

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

Overview

The following discussion and analysis addresses (i) the Company’s results of operations for the three months ended March 31, 2016 and 2015, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

As of March 31, 2016, the Company operated 126 senior living communities in 23 states with an aggregate capacity of approximately 15,800 residents, including 76 senior living communities that the Company owned and 50 senior living communities that the Company leased. As of March 31, 2016, the Company also operated one home care agency.

Significant Financial and Operational Highlights

The Company primarily derives its revenue by providing senior living and healthcare services to the elderly. When comparing the first quarter of fiscal 2016 to the first quarter of fiscal 2015, the Company generated total revenues of approximately $109.2 million compared to total revenues of approximately $98.6 million, respectively, representing an increase of approximately $10.5 million, or 10.7%. The increase in revenues primarily results from the senior living communities acquired by the Company subsequent to the first quarter of fiscal 2015.

The weighted average financial occupancy rate for our consolidated communities for the first quarters of fiscal 2016 and 2015 was 88.0% and 86.9%, respectively. In addition to the increase in consolidated occupancies, we also experienced an increase in average monthly rental rates for our consolidated communities of 4.8% when comparing the first quarter of fiscal 2016 to the first quarter of fiscal 2015. On a same-store basis, the weighted average financial occupancy rate for our consolidated communities for the first quarters of fiscal 2016 and 2015 was 87.8% and 87.0%, respectively. In addition to the increase in same-store occupancies, we experienced an increase in average monthly rental rates of 2.6% when comparing the first quarter of fiscal 2016 to the first quarter of fiscal 2015.

Effective February 16, 2016, the Company closed the Pensacola Transaction and acquired two senior living communities located in Pensacola, Florida for approximately $48.0 million. The two communities consist of 179 assisted living units. The Company obtained financing from Protective Life for $35.0 million of the acquisition price at a fixed interest rate of 4.38% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective January 26, 2016, the Company closed the Pine Ridge Transaction and acquired three senior living communities located in Colby, Park Falls, and Wisconsin Rapids, Wisconsin, for approximately $16.8 million. The three communities consist of 138 assisted living units. The Company obtained financing from Protective Life for $11.3 million of the acquisition price at a fixed interest rate of 4.50% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Facility Lease Transactions

The Company currently leases 50 senior living communities from certain real estate investment trusts (“REITs”), 48 of which are accounted for as operating leases and two of which are accounted for as capital lease and financing obligations. The lease terms are generally for 10-15 years with renewal options for an additional 5-20 years at the Company’s option. Under these agreements, the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. The following table summarizes each of the Company’s facility lease agreements as of March 31, 2016 (dollars in millions):

Landlord	Date of Lease	Number of Communities	Value of Transaction	Term	Initial Lease Rate (1)	Lease Acquisition and Modification Costs (2)	Deferred Gains / Lease Concessions (3)

Ventas	September 30, 2005	6	$84.6	(4) (Two five-year renewals)	8%	$9.5	$4.6
Ventas	October 18, 2005	1	19.5	(4) (Two five-year renewals)	8%	0.3	—
Ventas	June 8, 2006	1	19.1	9.5 years (Two five-year renewals)	8%	0.6	—
Ventas	January 31, 2008	1	5.0	(4) (Two five-year renewals)	7.75%	0.2	—
Ventas	June 27, 2012	2	43.3	(4) (Two five-year renewals)	6.75%	0.8	—
HCP	May 1, 2006	3	54.0	(5) (Two ten-year renewals)	8%	0.3	12.8
HCP	May 31, 2006	6	43.0	(6) (One ten-year renewal)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	(5) (Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	(5) (Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	(5) (Two ten-year renewals)	7.25%	0.1	—
Welltower	April 16, 2010	5	48.5	15 years (One 15-year renewal)	8.25%	0.6	0.8
Welltower	May 1, 2010	3	36.0	15 years (One 15-year renewal)	8.25%	0.2	0.4
Welltower	September 10, 2010	12	104.6	15 years (One 15-year renewal)	8.50%	0.4	2.0
Welltower	April 8, 2011	4	141.0	15 years (One 15-year renewal)	7.25%	0.9	16.3

Subtotal						15.1	37.5
Accumulated amortization through March 31, 2016						(7.4)	—
Accumulated deferred gains / lease concessions recognized through March 31, 2016						—	(20.5)

Net lease acquisition costs / deferred gains / lease concessions as of March 31, 2016						$7.7	$17.0

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as set forth in each respective lease agreement.
(2)	Lease acquisition and modification costs are being amortized over the respective lease terms.
(3)	Deferred gains of $34.9 million and lease concessions of $2.6 million are being recognized in the Company’s Consolidated Statements of Operations and Comprehensive Loss as a reduction in facility lease expense over the respective initial lease term. Lease concessions of $0.6 million relate to the lease transaction with HCP on May 31, 2006, and of $2.0 million relate to the lease transaction with Welltower on September 10, 2010.
(4)	Effective June 17, 2015, the Company executed amendments to the master lease agreements with Ventas to facilitate up to $24.5 million of leasehold improvements for 10 of the leased communities and extend the lease terms through September 30, 2025, with two 5-year renewal extensions available at the Company’s option.
(5)	On November 11, 2013, the Company executed an amendment to the master lease agreement associated with nine of its leased communities with HCP to facilitate up to $3.3 million of leasehold improvements for one of the leased communities and extend the respective lease terms through October 31, 2020, with two 10-year renewal extensions available at the Company’s option.
(6)	On April 24, 2015, the Company exercised its right to extend the lease terms with HCP through April 30, 2026, with one 10-year renewal extension remaining available at the Company’s option.

Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at March 31, 2016 and December 31, 2015.

Recent Accounting Developments

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact of adopting the new leases standard on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for the measurement-period adjustment retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is applied prospectively and is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Company adopted the provisions of ASU 2015-16 on January 1, 2016, and incorporated the provisions of this update to its consolidated financial statements upon adoption. During the first quarter of fiscal 2016, final valuation adjustments resulted in the Company reclassifying approximately $1.3 million from other assets to property and equipment to reflect the final purchase price allocation. As a result of adoption of ASU 2015-16, prior periods were not adjusted and recast to reflect this reclassification within the Company’s Consolidated Balance Sheets.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 and subsequent interim reporting periods. Management does not expect the adoption of ASU 2014-15 to have a material impact on the company’s financial position, results of operations or cash flows.

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

	Three Months Ended March 31,
	2016		2015
	$	%	$	%
Revenues:
Resident revenue	$109,173	100.0	$98,640	100.0

Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization shown below)	66,523	61.0	60,131	60.9
General and administrative expenses	6,248	5.7	5,013	5.1
Facility lease expense	15,205	13.9	15,256	15.5
Stock-based compensation expense	2,513	2.3	1,727	1.7
Depreciation and amortization expense	14,531	13.3	12,795	13.0

Total expenses	105,020	96.2	94,922	96.2

Income from operations	4,153	3.8	3,718	3.8
Other income (expense):
Interest income	16	0.0	13	0.0
Interest expense	(9,985)	(9.1)	(8,355)	(8.5)
Write-off of deferred loan costs and prepayment premiums	—	—	(871)	(0.9)
Loss on disposition of assets, net	(31)	(0.1)	(106)	(0.1)
Other income	—	—	1	0.0

Loss before provision for income taxes	(5,847)	(5.4)	(5,600)	(5.7)
Provision for income taxes	(137)	(0.1)	(439)	(0.4)

Net loss	$(5,984)	(5.5)	$(6,039)	(6.1)

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Revenues.

Resident revenue was $109.2 million for the three months ended March 31, 2016, compared to $98.6 million for the three months ended March 31, 2015, representing an increase of $10.5 million, or 10.7%. The increase in resident and healthcare revenue primarily results from an increase of $9.3 million from the senior living communities acquired by the Company during or subsequent to the first quarter of fiscal 2015 and an increase of $2.6 million due to a 2.6% increase in average monthly rental rates and a 0.8% increase in occupancies at the Company’s other consolidated same-store communities, partially offset by a decrease of $1.4 million due to the Sedgwick Sale Transaction and Four Property Sale Transaction.

Expenses.

Total expenses were $105.0 million in the first quarter of fiscal 2016 compared to $94.9 million in the first quarter of fiscal 2015, representing an increase of $10.1 million, or 10.6%. This increase is primarily the result of a $6.4 million increase in operating expenses, a $1.7 million increase in depreciation and amortization expense, a $1.2 million increase in general and administrative expenses, and a $0.8 million increase in stock-based compensation expense.

•	The increase in operating expenses primarily results from an increase of $6.0 million from the senior living communities acquired by the Company during or subsequent to the first quarter of fiscal 2015 and an increase of $1.5 million at the Company’s other consolidated same-store communities due to the incremental costs incurred to support increased occupancies, partially offset by a decrease of $1.1 million due to the Sedgwick Sale Transaction and Four Property Sale Transaction.

•	The increase in depreciation and amortization expense primarily results from an increase of $4.6 million from senior living communities acquired by the Company during or subsequent to the first quarter of fiscal 2015 and an increase of $0.7 million due to an increase in depreciable assets at the Company’s other consolidated same-store communities, partially offset by a decrease in in-place lease amortization of $3.4 million from senior living communities acquired by the Company prior to the first quarter of fiscal 2015 and a decrease of $0.2 million due to the Sedgwick Sale Transaction and Four Property Sale Transaction.

•	The increase in general and administrative expenses primarily results from an increase of $0.8 million in employee insurance benefits and claims paid which resulted in higher health insurance costs to the Company and an increase of $0.4 million due to transaction and conversion costs incurred in conjunction with administration of the Company’s acquisition program and refurbishment initiatives.

•	The increase in stock-based compensation expense results from the Company granting additional shares of restricted stock and restricted stock units to certain employees and directors of the Company subsequent to the first quarter of fiscal 2015, some of which required accelerated expense recognition.

Other income and expense.

•	Interest income generally reflects interest earned on the investment of cash balances and escrowed funds or interest associated with certain income tax refunds or property tax settlements.

•	Interest expense increased $1.6 million in the first quarter of fiscal 2016 when compared to the first quarter of fiscal 2015 primarily due to an increase of $1.4 million from the additional mortgage debt associated with the senior living communities acquired by the Company subsequent to the first quarter of fiscal 2015 and an increase of $0.3 million at the Company’s other consolidated same-store communities due to additional mortgage debt added by the Company associated with certain refinancings and supplemental loans that occurred subsequent to the first quarter of fiscal 2015, slightly offset by a decrease of $0.1 million due to the Sedgwick Sale Transaction and Four Property Sale Transaction.

•	Write-off of deferred loan costs and prepayment premiums is attributable to the early repayment of certain mortgage debt on the Company’s owned properties due to scheduled maturities and the opportunity to replace interim variable interest rate debt with long-term fixed interest rate financing.

Provision for income taxes.

Provision for income taxes for the first quarter of fiscal 2016 was $0.1 million, or 2.3% of loss before income taxes, compared to a provision for income taxes of $0.4 million, or 7.8% of loss before income taxes, for the first quarter of fiscal 2015. The effective tax rates for the first quarters of fiscal 2016 and 2015 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. During the first quarter of fiscal 2015, the Company incurred $0.3 million in additional income taxes due to the taxable gain realized from the Four Property Sale Transaction. The Company is impacted by the TMT, which effectively imposes tax on modified gross revenues for communities within the State of Texas. During each of the first quarters of fiscal 2016 and 2015, the Company consolidated 37 Texas communities and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, adjustments to the deferred tax asset valuation allowance of $1.9 million and $2.5 million were recorded during the first quarters of fiscal 2016 and 2015, respectively, to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized.

Net loss and comprehensive loss.

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(6.0 million) for each of the three months ended March 31, 2016 and 2015. The retained deficit currently reported within the Company’s Consolidated Balance Sheets is primarily the accumulated result of the Company recognizing accelerated amortization expense of $70.7 million through March 31, 2016, associated with in-place leases from the Company’s acquisition program which began during fiscal 2010.

Liquidity and Capital Resources

Changes in the current economic environment could result in decreases in the fair value of assets, slowing of transactions, and tightening liquidity and credit markets. These impacts could make securing debt for acquisitions or refinancings for the Company, joint ventures, or buyers of the Company’s properties more difficult or on terms not acceptable to the Company. Additionally, the Company may be more susceptible to being negatively impacted by operating or performance deficits based on the exposure associated with certain lease coverage requirements.

In addition to approximately $31.8 million of unrestricted cash balances on hand as of March 31, 2016, the Company’s principal sources of liquidity are expected to be cash flows from operations, supplemental debt financings, additional proceeds from debt refinancings, equity issuances, and/or proceeds from the sale of assets. The Company expects its available cash and cash flows from operations, supplemental debt financings, additional proceeds from debt refinancings, and proceeds from the sale of assets to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company, from time to time, considers and evaluates transactions related to its portfolio including supplemental debt financings, debt refinancings, equity issuances, purchases and sales of assets, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

In summary, the Company’s cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$15,740	$12,785
Net cash used in investing activities	(78,517)	(17,641)
Net cash provided by financing activities	38,498	16,720

Net (decrease) increase in cash and cash equivalents	$(24,279)	$11,864

Operating activities.

The net cash provided by operating activities for the first quarter of fiscal 2016 primarily results from net non-cash charges of $18.6 million, a decrease in property tax and insurance deposits of $4.4 million, a decrease in other assets of $1.1 million, a decrease in prepaid expenses of $1.0 million, a decrease in accounts receivable of $0.5 million, and a decrease in federal and state income taxes receivable of $0.2 million, partially offset by net loss of $(6.0 million), a decrease in accounts payable of $1.8 million, a decrease in accrued expenses of $1.3 million, and a decrease in deferred resident revenue of $0.9 million. The net cash provided by operating activities for the first quarter of fiscal 2015 primarily results from net non-cash charges of $16.3 million, a decrease in property tax and insurance deposits of $3.9 million, a decrease in prepaid expenses of $1.9 million, an increase in accounts payable of $1.7 million, a decrease in federal and state income taxes receivable of $0.3 million, partially offset by net loss of $(6.0 million), an increase in accounts receivable of $1.0 million, an increase in other assets of $0.2 million, a decrease in accrued expenses of $3.6 million, and a decrease in deferred resident revenue of $0.5 million.

Investing activities.

The net cash used in investing activities for the first quarter of fiscal 2016 primarily results from capital expenditures of $13.8 million and acquisitions of senior living communities by the Company of $64.8 million. The net cash used in investing activities for the first quarter of fiscal 2015 primarily results from capital expenditures of $5.5 million and the acquisitions of senior living communities by the Company of $47.8 million, partially offset by proceeds from the disposition of assets primarily associated with the Four Property Sale Transaction of $35.7 million.

Financing activities.

The net cash provided by financing activities for the first quarter of fiscal 2016 primarily results from notes payable proceeds of $46.3 million associated with the acquisition of senior living communities by the Company, partially offset by repayments of notes payable of $4.5 million, purchases of treasury stock of $2.5 million, payments on capital lease and financing obligations of $0.3 million, and deferred financing charges paid of $0.6 million. The net cash provided by financing activities for the first quarter of fiscal 2015 primarily results from notes payable proceeds of $80.5 million, of which approximately $35.5 million is new mortgage debt associated with the acquisitions of senior living communities by the Company and $45.0 million resulted from mortgage refinancings or new mortgage debt obtained on existing unencumbered senior living communities and excess tax benefits from the issuance of common stock of $0.1 million, partially offset by repayments of notes payable of $62.8 million, payments on capital lease and financing obligations of $0.2 million, and deferred financing charges paid of $0.9 million.

Debt transactions.

On February 16, 2016, in conjunction with the Pensacola Transaction, the Company obtained $35.0 million of mortgage debt from Protective Life. The new mortgage loan has a 10-year term with a 4.38% fixed interest rate and the principal amortized over a 30-year term.

On January 26, 2016, in conjunction with the Pine Ridge Transaction, the Company obtained approximately $11.3 million of mortgage debt from Protective Life. The new mortgage loan has a 10-year term with a 4.50% fixed interest rate and the principal amortized over a 30-year term.

The Company issued standby letters of credit, totaling approximately $3.9 million, for the benefit of Hartford associated with the administration of workers compensation.

The Company issued standby letters of credit, totaling approximately $6.6 million, for the benefit of Welltower on certain leases between Welltower and the Company.

The Company issued standby letters of credit, totaling approximately $2.7 million, for the benefit of HCP on certain leases between HCP and the Company.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of March 31, 2016, the Company had $819.0 million in outstanding debt comprised of various fixed and variable interest rate debt instruments of $807.2 million and $11.8 million, respectively. In addition, as of March 31, 2016, the Company had $554.6 million in future facility lease obligations with contingent rent increases on certain leases based on changes in the consumer price index or certain operational performance measures.

Changes in interest rates would affect the fair market values of the Company’s fixed interest rate debt instruments, but would not have an impact on the Company’s earnings or cash flows. Fluctuations in interest rates on the Company’s variable interest rate debt instruments, which are tied to LIBOR, would affect the Company’s earnings and cash flows, but would not affect the fair market values of the variable interest rate debt. Each percentage point increase in interest rates would impact the Company’s annual interest expense by approximately $0.1 million based on the Company’s outstanding variable interest rate debt as of March 31, 2016. Increases in the consumer price index could have an effect on future facility lease expense if the leased community exceeds the contingent rent escalation thresholds set forth in each of the Company’s lease agreements.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS.

Our business involves various risks. When evaluating our business the following information should be carefully considered in conjunction with the other information contained in our periodic filings with the SEC. Additional risks and uncertainties not known to us currently or that currently we deem to be immaterial also may impair our business operations. If we are unable to prevent events that have a negative effect from occurring, then our business may suffer. Negative events are likely to decrease our revenue, increase our costs, weaken our financial results and/or decrease our financial strength, and may cause our stock price to decline. There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects shares purchased by the Company pursuant to its share repurchase program as of March 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Total at December 31, 2015	349,800	$2.67	349,800	$9,065,571
January 1 – January 31, 2016	101,000	17.00	101,000	7,340,530
February 1 – February 29, 2016	43,315	17.97	43,315	6,570,222
March 1 – March 31, 2016	—	—	—	—

Total at March 31, 2016	494,115	$6.94	494,115	$6,570,222

On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. On January 14, 2016, the Company announced that its board of directors approved a continuation of the share repurchase program. All shares that have been acquired by the Company under this program were purchased in open-market transactions.

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
Date: May 4, 2016

INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

Exhibit Number		Description

3.1	—	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to exhibit 3.1 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)

3.1.1	—	Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

3.2	—	Second Amended and Restated Bylaws of the Registrant (Incorporated by reference to exhibit 3.1 to the Company’s Current Report filed by the Company with the Securities and Exchange Commission on March 8, 2013.)

4.1	—	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 4.6 to the Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

4.2	—	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 4.7 to the Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

4.3	—	Amended and Restated Second Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 10.1 to the Company’s Current report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 22, 2015.)

31.1*	—	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	—	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	—	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Carey P. Hendrickson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	—	XBRL Instance Document

101.SCH*	—	XBRL Taxonomy Extension Schema Document

101.CAL*	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	—	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	—	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.