Form 10-Q
period 2016-06-30
CAPITAL SENIOR LIVING CORP
filed 2016-08-03
CIK 1043000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 29, 2016, the Registrant had 29,998,289 outstanding shares of its Common Stock, $0.01 par value, per share.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share data)

	June 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$44,486	$56,087
Restricted cash	13,167	13,159
Accounts receivable, net	10,427	9,254
Federal and state income taxes receivable	95	—
Property tax and insurance deposits	11,472	14,398
Prepaid expenses and other	5,386	4,370

Total current assets	85,033	97,268
Property and equipment, net	958,123	890,572
Other assets, net	28,737	31,193

Total assets	$1,071,893	$1,019,033

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,148	$3,362
Accrued expenses	32,559	34,300
Current portion of notes payable, net of deferred loan costs	17,082	13,634
Current portion of deferred income and resident revenue	15,794	16,059
Current portion of capital lease and financing obligations	1,214	1,257
Federal and state income taxes payable	—	111
Customer deposits	1,698	1,819

Total current liabilities	69,495	70,542
Deferred income	13,165	13,992
Capital lease and financing obligations, net of current portion	38,295	38,835
Other long-term liabilities	10,372	4,969
Notes payable, net of deferred loan costs and current portion	812,704	754,949
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares – 65,000; issued and outstanding shares – 29,998 and 29,539 in 2016 and 2015, respectively	305	299
Additional paid-in capital	164,956	159,920
Retained deficit	(33,969)	(23,539)
Treasury stock, at cost – 494 and 350 shares in 2016 and 2015, respectively	(3,430)	(934)

Total shareholders’ equity	127,862	135,746

Total liabilities and shareholders’ equity	$1,071,893	$1,019,033

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Resident revenue	$111,034	$101,588	$220,207	$200,228
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	67,162	60,707	133,685	120,838
General and administrative expenses	4,972	5,718	11,220	10,731
Facility lease expense	15,445	15,298	30,650	30,554
Stock-based compensation expense	2,490	2,717	5,003	4,444
Depreciation and amortization expense	15,172	13,468	29,703	26,263

Total expenses	105,241	97,908	210,261	192,830

Income from operations	5,793	3,680	9,946	7,398
Other income (expense):
Interest income	19	11	35	24
Interest expense	(10,345)	(8,673)	(20,330)	(17,028)
Write-off of deferred loan costs and prepayment premiums	—	—	—	(871)
Loss on disposition of assets, net	(6)	(65)	(37)	(171)
Other income	233	—	233	1

Loss before provision for income taxes	(4,306)	(5,047)	(10,153)	(10,647)
Provision for income taxes	(140)	(119)	(277)	(558)

Net loss	$(4,446)	$(5,166)	$(10,430)	$(11,205)

Per share data:
Basic net loss per share	$(0.15)	$(0.18)	$(0.36)	$(0.38)

Diluted net loss per share	$(0.15)	$(0.18)	$(0.36)	$(0.38)

Weighted average shares outstanding — basic	28,926	28,705	28,838	28,636

Weighted average shares outstanding — diluted	28,926	28,705	28,838	28,636

Comprehensive loss	$(4,446)	$(5,166)	$(10,430)	$(11,205)

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net loss	$(10,430)	$(11,205)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,703	26,263
Amortization of deferred financing charges	567	582
Amortization of deferred lease costs and lease intangibles	(184)	651
Deferred income	44	(131)
Lease incentives	3,890	—
Write-off of deferred loan costs and prepayment premiums	—	871
Loss on disposition of assets, net	37	171
Provision for bad debts	809	544
Stock-based compensation expense	5,003	4,444
Changes in operating assets and liabilities:
Accounts receivable	(94)	(2,090)
Accounts receivable from affiliates	—	2
Property tax and insurance deposits	2,926	1,500
Prepaid expenses and other	(1,016)	1,379
Other assets	(566)	208
Accounts payable	(2,214)	(492)
Accrued expenses	(1,704)	(2,220)
Federal and state income taxes receivable/payable	(206)	(529)
Deferred resident revenue	(1,136)	(1,581)
Customer deposits	(121)	(48)

Net cash provided by operating activities	25,308	18,319
Investing Activities
Capital expenditures	(29,747)	(13,540)
Cash paid for acquisitions	(64,750)	(74,710)
Proceeds from disposition of assets	—	35,807

Net cash used in investing activities	(94,497)	(52,443)
Financing Activities
Proceeds from notes payable	69,892	102,332
Repayments of notes payable	(8,183)	(66,315)
Increase in restricted cash	(8)	(10)
Cash payments for capital lease and financing obligations	(583)	(433)
Cash proceeds from the issuance of common stock	66	42
Excess tax benefits on stock options exercised	(27)	49
Purchases of treasury stock	(2,496)	—
Deferred financing charges paid	(1,073)	(1,347)

Net cash provided by financing activities	57,588	34,318

(Decrease) Increase in cash and cash equivalents	(11,601)	194
Cash and cash equivalents at beginning of period	56,087	39,209

Cash and cash equivalents at end of period	$44,486	$39,403

Supplemental Disclosures
Cash paid during the period for:
Interest	$19,627	$16,112

Income taxes	$546	$1,020

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

1. BASIS OF PRESENTATION

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior living communities in the United States in terms of resident capacity. The Company owns, operates and manages senior living communities in geographically concentrated regions throughout the United States. As of June 30, 2016, the Company operated 126 senior living communities in 23 states with an aggregate capacity of approximately 15,800 residents, including 76 senior living communities that the Company owned and 50 senior living communities that the Company leased. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying Consolidated Balance Sheet, as of December 31, 2015, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2015, and the accompanying unaudited consolidated financial statements, as of and for the three and six month periods ended June 30, 2016 and 2015, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have not been included pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2016.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2016, results of operations for the three and six month periods ended June 30, 2016 and 2015, and cash flows for the six month periods ended June 30, 2016 and 2015. The results of operations for the three and six month periods ended June 30, 2016, are not necessarily indicative of the results for the year ending December 31, 2016.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Lease Accounting

The Company determines whether to account for its leases as operating, capital or financing leases depending on the underlying terms of each lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of June 30, 2016, the Company leased 50 senior living communities, 48 of which the Company classified as operating leases and two of which the Company classified as capital lease and financing obligations. The Company incurs lease acquisition costs and amortizes these costs over the term of the respective lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions, and as such, any related gains have been deferred and are being amortized over the respective lease term. Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss includes rent expense plus amortization expense relating to leasehold acquisition costs slightly offset by the amortization of deferred gains and lease incentives. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at June 30, 2016.

Credit Risk and Allowance for Doubtful Accounts

The Company’s resident receivables are generally due within 30 days from the date billed. Accounts receivable are reported net of an allowance for doubtful accounts of $3.7 million and $3.2 million at June 30, 2016, and December 31, 2015, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.

Employee Health and Dental Benefits, Workers’ Compensation, and Insurance Reserves

The Company offers certain full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior living communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred at June 30, 2016; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

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

Income Taxes

Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. The effective tax rates for the three and six months ended June 30, 2016 and 2015 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. During each of the second quarters of fiscal 2016 and 2015, the Company consolidated 37 Texas communities and the TMT increased the overall provision for income taxes.

Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which we expect those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this analysis, adjustments to the valuation allowance of $1.5 million and $1.9 million were recorded during the second quarters of fiscal 2016 and 2015, respectively, to increase the valuation allowance provided to $25.7 million and $21.6 million at June 30, 2016 and 2015, respectively. Cumulative adjustments to the valuation allowance for the first six months of fiscal 2016 and 2015 were $3.4 million and $4.4 million, respectively. These adjustments to the valuation allowance were provided to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized. However, in the event that we were to determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period such determination was made. The benefits of the net deferred tax assets might not be realized if actual results differ from expectations.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(4,446)	$(5,166)	$(10,430)	$(11,205)
Net loss allocated to unvested restricted shares	—	(139)	—	(307)

Undistributed net loss allocated to common shares	$(4,446)	$(5,027)	$(10,430)	$(10,898)

Weighted average shares outstanding – basic	28,926	28,705	28,838	28,636
Effects of dilutive securities:
Employee equity compensation plans	—	—	—	—

Weighted average shares outstanding – diluted	28,926	28,705	28,838	28,636

Basic net loss per share – common shareholders	$(0.15)	$(0.18)	$(0.36)	$(0.38)

Diluted net loss per share – common shareholders	$(0.15)	$(0.18)	$(0.36)	$(0.38)

Awards of unvested restricted stock representing approximately 1,052,000 and 783,000 shares were outstanding for the three months ended June 30, 2016 and 2015, respectively, and awards of unvested restricted stock representing approximately 1,043,000 and 792,000 shares were outstanding for the six months ended June 30, 2016 and 2015, respectively, and were antidilutive. During fiscal 2015, the unvested restricted stock did not meet all of the requirements to be deemed participating securities. Therefore, for current and future reporting periods, (losses) earnings per share will be calculated under the treasury method and the two-class method will no longer be utilized by the Company.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. During the first six months of fiscal 2016, the Company repurchased 144,315 shares of its common stock in open market transactions.

Recently Issued Accounting Guidance

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-09 will have on the Company’s consolidated financial statements and disclosures.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for the measurement-period adjustment retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is applied prospectively and is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Company adopted the provisions of ASU 2015-16 on January 1, 2016, and incorporated the provisions of this update to its consolidated financial statements upon adoption. During the first quarter of fiscal 2016, final valuation adjustments resulted in the Company reclassifying approximately $1.3 million from other assets to property and equipment to reflect final purchase price allocations. As a result of adoption of ASU 2015-16, prior periods were not adjusted and recast to reflect this reclassification within the Company’s Consolidated Balance Sheets.

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

3. ACQUISITIONS

Fiscal 2016

Effective February 16, 2016, the Company closed the acquisition of two senior living communities located in Pensacola, Florida, for $48.0 million (the “Pensacola Transaction”). The two communities consist of 179 assisted living units. The Company incurred approximately $0.3 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company obtained financing from Protective Life Insurance Company (“Protective Life”) for $35.0 million of the acquisition price at a fixed interest rate of 4.38% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

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

As a result of these acquisitions, the Company recorded additions to property and equipment of approximately $59.4 million and other assets of approximately $5.4 million, primarily consisting of in-place lease intangibles, within the Company’s Consolidated Balance Sheets which will be depreciated or amortized over the estimated useful lives. The purchase accounting for the Pensacola Transaction is preliminary as it is subject to final valuation adjustments.

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

Effective August 11, 2015, the Company closed the acquisition of one senior living community located in Indianapolis, Indiana, for $21.0 million (the “Indianapolis Transaction”). The community consists of 124 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company obtained financing from Protective Life for $13.2 million of the acquisition price at a fixed interest rate of 4.25% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources. The note with Protective Life associated with the Indianapolis Transaction included a loan commitment for up to approximately $2.6 million of supplemental funding at the same terms and 4.25% fixed interest rate. The loan commitment was based on certain funding requirements being met and was drawn down by the Company on May 3, 2016.

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

As a result of these acquisitions, during fiscal 2015 the Company recorded additions to property and equipment of approximately $148.0 million and other assets of approximately $14.6 million, primarily consisting of in-place lease intangibles, within the Company’s Consolidated Balance Sheets which will be depreciated or amortized over the estimated useful lives. The purchase accounting for the Virginia Beach Transaction which closed during the fourth quarter of fiscal 2015 was preliminary as it was subject final valuation adjustments. During the first quarter of fiscal 2016, final valuation adjustments resulted in the Company reclassifying approximately $1.3 million from other assets to property and equipment to reflect the final purchase price allocation.

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

5. DEBT TRANSACTIONS

On June 15, 2016, the Company completed supplemental mortgage financing of approximately $16.9 million from Fannie Mae on four senior living communities located in Texas, two senior living communities located in Ohio, and one senior living community located in Missouri at a fixed interest rate of 4.98% which are coterminous with the original mortgage debt on each respective property maturing in July 2024. The supplemental mortgage loans are cross-collateralized and cross-defaulted with the original mortgage debt. The Company incurred approximately $0.5 million in deferred financing costs related to these loans, which are being amortized over the remaining initial loan terms.

On May 3, 2016, the Company drew down approximately $2.6 million of supplemental funding proceeds from Protective Life associated with the Indianapolis Transaction at a fixed interest rate of 4.25% with a 10-year term and principal amortized over a 30-year term. The loan commitment was based on certain funding requirements being met and was available to the Company through February 28, 2018.

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

The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At June 30, 2016 and December 31, 2015, these communities carried a total net book value of approximately $874.6 million and $818.7 million, respectively, with total mortgage loans outstanding, excluding deferred loan costs, of approximately $834.4 million and $777.1 million, respectively.

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the terms of the respective notes. At June 30, 2016 and December 31, 2015, the Company had gross deferred loan costs of approximately $11.4 million and $10.3 million, respectively, which are reflected as a reduction to notes payable within the Company’s Consolidated Balance Sheets. Accumulated amortization was approximately $2.4 million and $1.8 million at June 30, 2016 and December 31, 2015, respectively. The Company was in compliance with all aspects of its outstanding indebtedness at June 30, 2016, and December 31, 2015.

6. EQUITY

Preferred Stock

The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Company’s board of directors without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of June 30, 2016 and December 31, 2015.

Share Repurchases

On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. Shares of stock repurchased under the program will be held as treasury shares. Pursuant to this authorization, during fiscal 2009, the Company purchased 349,800 shares at an average cost of $2.67 per share for a total cost to the Company of approximately $0.9 million. On January 14, 2016, the Company announced that its board of directors approved a continuation of the share repurchase program. Pursuant to this authorization, during the first six months of fiscal 2016, the Company purchased 144,315 shares of its common stock at an average cost of $17.29 per share for a total cost to the Company of approximately $2.5 million. All such purchases were made in open market transactions.

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

A summary of the Company’s stock option activity and related information for the six month period ended June 30, 2016, is presented below:

	Outstanding at Beginning of Period	Granted	Exercised	Forfeited	Outstanding at End of Period	Options Exercisable
Shares	3,000	—	3,000	—	—	—
Weighted average exercise price per share	$10.97	$—	$10.97	$—	$—	$—

There were no stock options outstanding or exercisable at June 30, 2016.

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

The Company recognizes compensation expense of a restricted stock award and unit over its respective vesting or performance period based on the fair value of the award on the grant date, net of forfeitures. A summary of the Company’s restricted stock awards activity and related information for the six month period ended June 30, 2016, is presented below:

	Outstanding at Beginning of Period	Granted	Vested	Forfeited/Cancelled	Outstanding at End of Period
Shares	783,310	612,471	329,786	14,461	1,051,534

The restricted stock outstanding at June 30, 2016 had an intrinsic value of approximately $18.6 million.

During the six month period ended June 30, 2016, the Company awarded 612,471 shares of restricted common stock to certain employees and directors of the Company, of which 199,692 shares were subject to performance-based vesting conditions. The average market value of the common stock on the date of grant was $16.14. These awards of restricted shares vest over a one to four-year period and had an intrinsic value of approximately $9.9 million on the date of grant.

Additionally, during the three month period ended June 30, 2016, the Company awarded 8,220 restricted stock units to certain directors of the Company with an average market value of $18.25 on the date of grant that vest over a one-year period.

Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk free interest rate. The expected volatility used by the Company is based primarily on an analysis of historical prices of the Company’s common stock. The expected term of options granted is based primarily on historical exercise and vesting patterns on the Company’s outstanding stock options. The risk free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not currently plan to pay dividends on its common stock and therefore has used a dividend yield of zero in determining the fair value of its awards. The option forfeiture rate assumption used by the Company, which affects the expense recognized as opposed to the fair value of the awards, is based primarily on the Company’s historical option forfeiture patterns. The Company issued no stock options during each of the six month periods ended June 30, 2016 and 2015.

Unrecognized stock-based compensation expense, net of estimated forfeitures, is $13.6 million as of June 30, 2016, and the Company expects this expense to be recognized over a one-year period for performance stock awards and a one to four-year period for nonperformance stock awards.

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

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of financial instruments at June 30, 2016, and December 31, 2015, are as follows (in thousands):

	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$44,486	$44,486	$56,087	$56,087
Restricted cash	13,167	13,167	13,159	13,159
Notes payable, excluding deferred loan costs	838,825	830,404	777,116	724,769

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

Overview

The following discussion and analysis addresses (i) the Company’s results of operations for the three and six month periods ended June 30, 2016 and 2015, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

As of June 30, 2016, the Company operated 126 senior living communities in 23 states with an aggregate capacity of approximately 15,800 residents, including 76 senior living communities that the Company owned and 50 senior living communities that the Company leased.

Significant Financial and Operational Highlights

The Company primarily derives its revenue by providing senior living services to the elderly. When comparing the second quarter of fiscal 2016 to the second quarter of fiscal 2015, the Company generated total revenues of approximately $111.0 million compared to total revenues of approximately $101.6 million, respectively, representing an increase of approximately $9.4 million, or 9.3%. The increase in revenues primarily results from the senior living communities acquired by the Company during or subsequent to the second quarter of fiscal 2015.

The weighted average financial occupancy rate for our consolidated communities for each of the second quarters of fiscal 2016 and 2015 was 87.7%. However, we experienced an increase in average monthly rental rates for our consolidated communities of 3.5% when comparing the second quarter of fiscal 2016 to the second quarter of fiscal 2015. On a same-store basis, the weighted average financial occupancy rate for our consolidated communities for each of the second quarters of fiscal 2016 and 2015 was 87.8%. However, on a same-store basis, we experienced an increase in average monthly rental rates of 1.9% when comparing the second quarter of fiscal 2016 to the second quarter of fiscal 2015.

On June 15, 2016, the Company completed supplemental mortgage financing of approximately $16.9 million from Fannie Mae on four senior living communities located in Texas, two senior living communities located in Ohio, and one senior living community located in Missouri at a fixed interest rate of 4.98% which are coterminous with the original mortgage debt on each respective property maturing in July 2024. The supplemental mortgage loans are cross-collateralized and cross-defaulted with the original mortgage debt.

On May 3, 2016, the Company drew down approximately $2.6 million of supplemental funding proceeds from Protective Life associated with the Indianapolis Transaction at a fixed interest rate of 4.25% with a 10-year term and principal amortized over a 30-year term. The loan commitment was based on certain funding requirements being met and was available to the Company through February 28, 2018.

Effective February 16, 2016, the Company closed the Pensacola Transaction and acquired two senior living communities located in Pensacola, Florida for $48.0 million. The two communities consist of 179 assisted living units. The Company obtained financing from Protective Life for $35.0 million of the acquisition price at a fixed interest rate of 4.38% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

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

Facility Lease Transactions

The Company currently leases 50 senior living communities from certain real estate investment trusts (“REITs”), 48 of which are accounted for as operating leases and two of which are accounted for as capital lease and financing obligations. The lease terms are generally for 10-15 years with renewal options for 5-20 years at the Company’s option. Under these agreements, the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. The following table summarizes each of the Company’s facility lease agreements as of June 30, 2016 (dollars in millions):

Landlord	Date of Lease	Number of Communities	Value of Transaction	Term	Initial Lease Rate (1)	Lease Acquisition and Modification Costs (2)	Deferred Gains / Lease Concessions (3)

Ventas	September 30, 2005	6	$84.6	(4) (Two 5-year renewals)	8%	$9.5	$4.6

Ventas	October 18, 2005	1	19.5	(4) (Two 5-year renewals)	8%	0.3	—

Ventas	June 8, 2006	1	19.1	(4) (Two 5-year renewals)	8%	0.6	—

Ventas	January 31, 2008	1	5.0	(4) (Two 5-year renewals)	7.75%	0.2	—

Ventas	June 27, 2012	2	43.3	(4) (Two 5-year renewals)	6.75%	0.8	—

HCP	May 1, 2006	3	54.0	(5) (Two 10-year renewals)	8%	0.3	12.8

HCP	May 31, 2006	6	43.0	(6) (One 10-year renewal)	8%	0.2	0.6

HCP	December 1, 2006	4	51.0	(5) (Two 10-year renewals)	8%	0.7	—

HCP	December 14, 2006	1	18.0	(5) (Two 10-year renewals)	7.75%	0.3	—

HCP	April 11, 2007	1	8.0	(5) (Two 10-year renewals)	7.25%	0.1	—

Welltower	April 16, 2010	5	48.5	15 years (One 15-year renewal)	8.25%	0.6	0.8

Welltower	May 1, 2010	3	36.0	15 years (One 15-year renewal)	8.25%	0.2	0.4

Welltower	September 10, 2010	12	104.6	15 years (One 15-year renewal)	8.50%	0.4	2.0

Welltower	April 8, 2011	4	141.0	15 years (One 15-year renewal)	7.25%	0.9	16.3

Subtotal						15.1	37.5
Accumulated amortization through June 30, 2016						(7.6)	—
Accumulated deferred gains / lease concessions recognized through June 30, 2016						—	(21.2)

Net lease acquisition costs / deferred gains / lease concessions as of June 30, 2016						$7.5	$16.3

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as set forth in each respective lease agreement.
(2)	Lease acquisition and modification costs are being amortized over the respective lease terms.
(3)	Deferred gains of $34.9 million and lease concessions of $2.6 million are being recognized in the Company’s Consolidated Statements of Operations and Comprehensive Loss as a reduction in facility lease expense over the respective lease terms. Lease concessions of $0.6 million relate to the lease transaction with HCP, Inc. (“HCP”) on May 31, 2006, and of $2.0 million relate to the lease transaction with Welltower on September 10, 2010.
(4)	Effective June 17, 2015, the Company executed amendments to the master lease agreements with Ventas to facilitate up to $24.5 million of leasehold improvements for 10 of the leased communities and extend the lease terms through September 30, 2025, with two 5-year renewal extensions available at the Company’s option. Additionally, effective June 30, 2016, the Company executed amendments to the master lease agreements with Ventas to increase the Special Project Funds for leasehold improvements to $28.5 million and extend the date for completion of the improvements to June 30, 2017.
(5)	On November 11, 2013, the Company executed an amendment to the master lease agreement associated with nine of its leased communities with HCP to facilitate up to $3.3 million of leasehold improvements for one of the leased communities and extend the respective lease terms through October 31, 2020, with two 10-year renewal extensions available at the Company’s option.
(6)	On April 24, 2015, the Company exercised its right to extend the lease term with HCP through April 30, 2026, with one 10-year renewal extension remaining available at the Company’s option.

Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at June 30, 2016 and December 31, 2015.

Recent Accounting Developments

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-09 will have on the Company’s consolidated financial statements and disclosures.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for the measurement-period adjustment retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is applied prospectively and is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Company adopted the provisions of ASU 2015-16 on January 1, 2016, and incorporated the provisions of this update to its consolidated financial statements upon adoption. During the first quarter of fiscal 2016, final valuation adjustments resulted in the Company reclassifying approximately $1.3 million from other assets to property and equipment to reflect final purchase price allocations. As a result of adoption of ASU 2015-16, prior periods were not adjusted and recast to reflect this reclassification within the Company’s Consolidated Balance Sheets.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	$	%	$	%	$	%	$	%
Revenues:
Resident revenue	$111,034	100.0	$101,588	100.0	$220,207	100.0	$200,228	100.0
Expenses:
Operating expenses (exclusive of depreciation and amortization shown below)	67,162	60.5	60,707	59.8	133,685	60.7	120,838	60.4
General and administrative expenses	4,972	4.5	5,718	5.6	11,220	5.1	10,731	5.4
Facility lease expense	15,445	13.9	15,298	15.1	30,650	13.9	30,554	15.3
Stock-based compensation expense	2,490	2.2	2,717	2.7	5,003	2.3	4,444	2.2
Depreciation and amortization expense	15,172	13.7	13,468	13.3	29,703	13.5	26,263	13.1

Total expenses	105,241	94.8	97,908	96.4	210,261	95.5	192,830	96.3

Income from operations	5,793	5.2	3,680	3.6	9,946	4.5	7,398	3.7
Other income (expense):
Interest income	19	0.0	11	0.0	35	0.0	24	0.0
Interest expense	(10,345)	(9.3)	(8,673)	(8.5)	(20,330)	(9.2)	(17,028)	(8.5)
Write-off of deferred loan costs and prepayment premiums	—	—	—	—	—	—	(871)	(0.4)
Loss on disposition of assets, net	(6)	(0.0)	(65)	(0.1)	(37)	(0.0)	(171)	(0.1)
Other income	233	0.2	—	—	233	0.1	1	0.0

Loss before provision for income taxes	(4,306)	(3.9)	(5,047)	(5.0)	(10,153)	(4.6)	(10,647)	(5.3)
Provision for income taxes	(140)	(0.1)	(119)	(0.1)	(277)	(0.1)	(558)	(0.3)

Net loss	$(4,446)	(4.0)	$(5,166)	(5.1)	$(10,430)	(4.7)	$(11,205)	(5.6)

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Revenues.

Resident revenue was $111.0 million for the three months ended June 30, 2016, compared to $101.6 million for the three months ended June 30, 2015, representing an increase of $9.4 million, or 9.3%. The increase in resident revenue primarily results from an increase of $8.3 million from the senior living communities acquired by the Company during or subsequent to the second quarter of fiscal 2015 and an increase of $1.9 million due to a 1.9% increase in average monthly rental rates at the Company’s other consolidated same-store communities, partially offset by a decrease of $0.8 million due to the Sedgwick Sale Transaction.

Expenses.

Total expenses were $105.2 million in the second quarter of fiscal 2016 compared to $97.9 million in the second quarter of fiscal 2015, representing an increase of $7.3 million, or 7.5%. This increase is primarily the result of a $6.5 million increase in operating expenses, a $1.7 million increase in depreciation and amortization expense, and a $0.1 million increase in facility lease expense, partially offset by a $0.7 million decrease in general and administrative expenses and a $0.2 million decrease in stock-based compensation expense.

•	The increase in operating expenses primarily results from an increase of $5.7 million from the senior living communities acquired by the Company during or subsequent to the second quarter of fiscal 2015 and an increase of $1.4 million at the Company’s other consolidated same-store communities primarily due to increased wages and benefits to employees for annual merit increases and incremental costs to support changes in occupancy with more of our residents at higher levels of care, partially offset by a decrease of $0.6 million due to the Sedgwick Sale Transaction.

•	The increase in depreciation and amortization expense primarily results from an increase of $4.7 million from senior living communities acquired by the Company during or subsequent to the second quarter of fiscal 2015 and an increase of $1.1 million due to an increase in depreciable assets at the Company’s other consolidated same-store communities, partially offset by a decrease in in-place lease amortization of $3.9 million from senior living communities acquired by the Company prior to the first quarter of fiscal 2015 and a decrease of $0.2 million due to the Sedgwick Sale Transaction.

•	The $0.1 million increase in facility lease expense primarily results from contingent annual rental rate escalations for certain existing facility leases.

•	The decrease in general and administrative expenses primarily results from a decrease of $0.4 million in employee insurance benefits and claims paid which resulted in lower health insurance costs to the Company and a decrease of $0.3 million due to lower transaction and conversion costs incurred in conjunction with administration of the Company’s acquisition program and refurbishment initiatives.

•	The decrease in stock-based compensation expense results from the Company granting fewer shares of restricted stock at lower market values which required accelerated expense recognition to certain employees of the Company subsequent to the second quarter of fiscal 2015.

Other income and expense.

•	Interest income generally reflects interest earned on the investment of cash balances and escrowed funds or interest associated with certain income tax refunds or property tax settlements.

•	Interest expense increased $1.7 million in the second quarter of fiscal 2016 when compared to the second quarter of fiscal 2015 primarily due to an increase of $1.4 million from the additional mortgage debt associated with the senior living communities acquired by the Company during or subsequent to the second quarter of fiscal 2015 and an increase of $0.4 million at the Company’s other consolidated same-store communities due to additional mortgage debt added by the Company associated with certain refinancings and supplemental loans that occurred subsequent to the second quarter of fiscal 2015, slightly offset by a decrease of $0.1 million due to the Sedgwick Sale Transaction.

•	Other income in the second quarter of fiscal 2016 represents payments received by the Company associated with certain legal settlements.

Provision for income taxes.

Provision for income taxes for the second quarter of fiscal 2016 was $0.1 million, or 3.3% of loss before income taxes, compared to a provision for income taxes of $0.1 million, or 2.4% of loss before income taxes, for the second quarter of fiscal 2015. The effective tax rates for the second quarters of fiscal 2016 and 2015 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. During each of the second quarters of fiscal 2016 and 2015, the Company consolidated 37 Texas communities and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, adjustments to the deferred tax asset valuation allowance of $1.5 million and $1.9 million were recorded during the second quarters of fiscal 2016 and 2015, respectively, to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized.

Net loss and comprehensive loss.

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(4.4 million) for the three months ended June 30, 2016, compared to net loss and comprehensive loss of $(5.2 million) for the three months ended June 30, 2015. The retained deficit currently reported within the Company’s Consolidated Balance Sheets is primarily the accumulated result of the Company recognizing accelerated amortization expense of $74.2 million through June 30, 2016, associated with in-place leases from the Company’s acquisition program which began during fiscal 2010.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Revenues.

Resident revenue was $220.2 million for the six months ended June 30, 2016, compared to $200.2 million for the six months ended June 30, 2015, representing an increase of $20.0 million, or 10.0%. The increase in resident revenue primarily results from an increase of $17.6 million from the senior living communities acquired by the Company during or subsequent to the second quarter of fiscal 2015 and an increase of $4.6 million due to a 2.2% increase in average monthly rental rates and a 0.5% increase in occupancies at the Company’s other consolidated same-store communities, partially offset by a decrease of $2.2 million due to the Sedgwick Sale Transaction and Four Property Sale Transaction.

Expenses.

Total expenses were $210.3 million for the six months ended June 30, 2016, compared to $192.8 million for the six months ended June 30, 2015, representing an increase of $17.4 million, or 9.0%. This increase is primarily the result of a $12.8 million increase in operating expenses, a $3.4 million increase in depreciation and amortization expense, a $0.6 million increase in stock-based compensation expense, a $0.5 million increase in general and administrative expenses, and a $0.1 million increase in facility lease expense.

•	The increase in operating expenses primarily results from an increase of $11.6 million from the senior living communities acquired by the Company during or subsequent to the first six months of fiscal 2015 and an increase of $2.9 million at the Company’s other consolidated same-store communities primarily due to increased wages and benefits to employees for annual merit increases as well as the incremental costs to support increased occupancies and changes in occupancies with more of our residents at higher levels of care, partially offset by a decrease of $1.7 million due to the Sedgwick Sale Transaction and Four Property Sale Transaction.

•	The increase in depreciation and amortization expense primarily results from an increase of $8.4 million from senior living communities acquired by the Company during or subsequent to the first six months of fiscal 2015 and an increase of $1.7 million due to an increase in depreciable assets at the Company’s other consolidated same-store communities, partially offset by a decrease in in-place lease amortization of $6.4 million from senior living communities acquired by the Company prior to the first quarter of fiscal 2015 and a decrease of $0.3 million due to the Sedgwick Sale Transaction and Four Property Sale Transaction.

•	The increase in stock-based compensation expense results from the Company granting additional shares of restricted stock and restricted stock units to certain employees and directors of the Company subsequent to the first six months of fiscal 2015, some of which required accelerated expense recognition.

•	The increase in general and administrative expenses primarily results from an increase of $0.3 million in wages and benefits for existing employee annual merit increases and additional employees hired subsequent to or during the first six months of fiscal 2015 and an increase of $0.2 million in employee insurance benefits and claims paid which resulted in higher health insurance costs to the Company.

•	The $0.1 million increase in facility lease expense primarily results from contingent annual rental rate escalations for certain existing facility leases.

Other income and expense.

•	Interest income generally reflects interest earned on the investment of cash balances and escrowed funds or interest associated with certain income tax refunds or property tax settlements.

•	Interest expense increased $3.3 million in the first six months of fiscal 2016 when compared to the first six months of fiscal 2015 primarily due to an increase of $2.8 million from the additional mortgage debt associated with the senior living communities acquired by the Company during or subsequent to the first six months of fiscal 2015 and an increase of $0.7 million at the Company’s other consolidated same-store communities due to additional mortgage debt added by the Company associated with certain refinancings and supplemental loans that occurred subsequent to the first six months of fiscal 2015, slightly offset by a decrease of $0.2 million due to the Sedgwick Sale Transaction and Four Property Sale Transaction.

•	Write-off of deferred loan costs and prepayment premiums is attributable to the early repayment of certain mortgage debt on the Company’s owned properties due to scheduled maturities and the opportunity to replace interim variable interest rate debt with long-term fixed interest rate financing.

•	Other income in fiscal 2016 represents payments received by the Company associated with certain legal settlements.

•	Loss on disposition of assets in fiscal 2015 is primarily attributable to final closing cost adjustments associated with the Four Property Sale Transaction.

Provision for income taxes.

Provision for income taxes for the first six months of fiscal 2016 was $0.3 million, or 2.7% of loss before income taxes, compared to a provision for income taxes of $0.6 million, or 5.2% of loss before income taxes, for the first six months of fiscal 2015. The effective tax rates for the first six months of fiscal 2016 and 2015 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. During the first six months of fiscal 2015, the Company incurred $0.3 million in additional income taxes due to the taxable gain realized from the Four Property Sale Transaction. The Company is impacted by the TMT, which effectively imposes tax on modified gross revenues for communities within the State of Texas. During each of the first six months of fiscal 2016 and 2015, the Company consolidated 37 Texas communities and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, adjustments to the deferred tax asset valuation allowance of $3.4 million and $4.4 million were recorded during the first six months of fiscal 2016 and 2015, respectively, to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized.

Net loss and comprehensive loss.

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(10.4 million) for the six months ended June 30, 2016 and net loss and comprehensive loss of $(11.2 million) for the six months ended June 30, 2015. The retained deficit currently reported within the Company’s Consolidated Balance Sheets is primarily the accumulated result of the Company recognizing accelerated amortization expense of $74.2 million through June 30, 2016, associated with in-place leases from the Company’s acquisition program which began during fiscal 2010.

Liquidity and Capital Resources

In addition to approximately $44.5 million of unrestricted cash balances on hand as of June 30, 2016, the Company’s principal sources of liquidity are expected to be cash flows from operations, supplemental debt financings, additional proceeds from debt refinancings, equity issuances, and/or proceeds from the sale of assets. The Company expects its available cash and cash flows from operations, supplemental debt financings, additional proceeds from debt refinancings, and proceeds from the sale of assets to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company, from time to time, considers and evaluates transactions related to its portfolio including supplemental debt financings, debt refinancings, equity issuances, purchases and sales of assets, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

In summary, the Company’s cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$25,308	$18,319
Net cash used in investing activities	(94,497)	(52,443)
Net cash provided by financing activities	57,588	34,318

Net (decrease) increase in cash and cash equivalents	$(11,601)	$194

Operating activities.

The net cash provided by operating activities for the six months ended June 30, 2016, primarily results from net non-cash charges of $39.9 million and a decrease in property tax and insurance deposits of $2.9 million, partially offset by net loss of $(10.4 million), a decrease in accounts payable of $2.2 million, a decrease in accrued expenses of $1.7 million, a decrease in deferred resident revenue of $1.1 million, an increase in prepaid expenses of $1.0 million, and an increase in other assets of $0.6 million. The net cash provided by operating activities for the six months ended June 30, 2015, primarily results from net non-cash charges of $33.4 million, a decrease in prepaid expenses and other assets of $1.6 million, and a decrease in property tax and insurance deposits of $1.5 million, partially offset by net loss of $11.2 million, a decrease in accounts payable and accrued expenses of $2.7 million, an increase in accounts receivable of $2.1 million, a decrease in deferred resident revenue of $1.6 million, and an increase in federal and state income taxes receivable/payable of $0.5 million.

Investing activities.

The net cash used in investing activities for the six months ended June 30, 2016, primarily results from capital expenditures of $29.7 million and acquisitions of senior living communities by the Company of $64.8 million. The net cash used in investing activities for the six months ended June 30, 2015, primarily results from capital expenditures of $13.5 million and acquisitions of senior living communities by the Company of $74.7 million, slightly offset by proceeds from the disposition of assets primarily associated with the Four Property Sale Transaction which resulted in net proceeds to the Company of approximately $35.7 million.

Financing activities.

The net cash provided by financing activities for the six months ended June 30, 2016, primarily results from notes payable proceeds of $69.9 million, of which approximately $46.3 million is related to new mortgage debt associated with the acquisition of senior living communities by the Company, approximately $19.5 million related to supplemental mortgage debt obtained on existing senior living communities, and approximately $4.1 million related to insurance premium financing, partially offset by repayments of notes payable of $8.2 million, purchases of treasury stock of $2.5 million, deferred financing charges paid of $1.1 million, and payments on capital lease and financing obligations of $0.6 million. The net cash provided by financing activities for the six months ended June 30, 2015, primarily results from notes payable proceeds of $102.3 million, of which approximately $55.8 million is related to new mortgage debt associated with the acquisition of senior living communities by the Company, $45.0 million related to mortgage refinancings or new mortgage debt obtained on existing senior living communities, and approximately $1.5 million related to insurance premium financing, partially offset by repayments of notes payable of $66.3 million, deferred financing charges paid of $1.3 million, and payments on capital lease and financing obligations of $0.4 million.

Debt transactions.

On June 15, 2016, the Company completed supplemental mortgage financing of approximately $16.9 million from Fannie Mae on four senior living communities located in Texas, two senior living communities located in Ohio, and one senior living community located in Missouri at a fixed interest rate of 4.98% which are coterminous with the original mortgage debt on each respective property maturing in July 2024. The supplemental mortgage loans are cross-collateralized and cross-defaulted with the original mortgage debt.

On May 3, 2016, the Company drew down approximately $2.6 million of supplemental funding proceeds from Protective Life associated with the Indianapolis Transaction at a fixed interest rate of 4.25% with a 10-year term and principal amortized over a 30-year term. The loan commitment was based on certain funding requirements being met and was available to the Company through February 28, 2018.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of June 30, 2016, the Company had $838.8 million in outstanding debt comprised of various fixed and variable interest rate debt instruments of $827.0 million and $11.8 million, respectively. In addition, as of June 30, 2016, the Company had $546.9 million in future facility lease obligations with contingent rent increases on certain leases based on changes in the consumer price index or certain operational performance measures.

Changes in interest rates would affect the fair market values of the Company’s fixed interest rate debt instruments, but would not have an impact on the Company’s earnings or cash flows. Fluctuations in interest rates on the Company’s variable interest rate debt instruments, which are tied to LIBOR, would affect the Company’s earnings and cash flows but would not affect the fair market values of the variable interest rate debt. Each percentage point increase in interest rates would impact the Company’s annual interest expense by approximately $0.1 million based on the Company’s outstanding variable interest rate debt as of June 30, 2016. Increases in the consumer price index could have an effect on future facility lease expense if the leased community exceeds the contingent rent escalation thresholds set forth in each of the Company’s lease agreements.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects shares purchased by the Company pursuant to its share repurchase program (as described below) as of June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Total at March 31, 2016	494,115	$6.94	494,115	$6,570,222
April 1 – April 30, 2016	—	—	—	—
May 1 – May 31, 2016	—	—	—	—
June 1 – June 30, 2016	—	—	—	—

Total at June 30, 2016	494,115	$6.94	494,115	$6,570,222

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
Date: August 3, 2016

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