Form 10-Q
period 2016-09-30
CAPITAL SENIOR LIVING CORP
filed 2016-11-02
CIK 1043000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31, 2016, the Registrant had 29,989,342 outstanding shares of its Common Stock, $0.01 par value, per share.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share data)

	September 30,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$29,834	$56,087
Restricted cash	13,292	13,159
Accounts receivable, net	11,065	9,254
Property tax and insurance deposits	13,209	14,398
Prepaid expenses and other	6,482	4,370

Total current assets	73,882	97,268
Property and equipment, net	1,005,027	890,572
Other assets, net	29,590	31,193

Total assets	$1,108,499	$1,019,033

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,309	$3,362
Accrued expenses	32,665	34,300
Current portion of notes payable, net of deferred loan costs	17,454	13,634
Current portion of deferred income and resident revenue	16,597	16,059
Current portion of capital lease and financing obligations	1,211	1,257
Federal and state income taxes payable	14	111
Customer deposits	1,570	1,819

Total current liabilities	71,820	70,542
Deferred income	12,685	13,992
Capital lease and financing obligations, net of current portion	37,892	38,835
Other long-term liabilities	13,058	4,969
Notes payable, net of deferred loan costs and current portion	849,780	754,949
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares – 65,000; issued and outstanding shares – 29,996 and 29,539 in 2016 and 2015, respectively	305	299
Additional paid-in capital	167,435	159,920
Retained deficit	(41,046)	(23,539)
Treasury stock, at cost – 494 and 350 shares in 2016 and 2015, respectively	(3,430)	(934)

Total shareholders’ equity	123,264	135,746

Total liabilities and shareholders’ equity	$1,108,499	$1,019,033

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Resident revenue	$111,436	$104,420	$331,643	$304,648
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	69,622	63,649	203,307	184,487
General and administrative expenses	5,749	4,751	16,969	15,482
Facility lease expense	15,500	15,321	46,150	45,875
Stock-based compensation expense	2,479	2,301	7,482	6,745
Depreciation and amortization expense	14,400	12,722	44,103	38,985

Total expenses	107,750	98,744	318,011	291,574

Income from operations	3,686	5,676	13,632	13,074
Other income (expense):
Interest income	15	12	50	36
Interest expense	(10,636)	(8,994)	(30,966)	(26,022)
Write-off of deferred loan costs and prepayment premiums	—	(102)	—	(973)
(Loss) Gain on disposition of assets, net	(16)	6,418	(53)	6,247
Other income	—	—	233	1

(Loss) Income before provision for income taxes	(6,951)	3,010	(17,104)	(7,637)
Provision for income taxes	(126)	(139)	(403)	(697)

Net (loss) income	$(7,077)	$2,871	$(17,507)	$(8,334)

Per share data:
Basic net (loss) income per share	$(0.24)	$0.10	$(0.61)	$(0.28)

Diluted net (loss) income per share	$(0.24)	$0.10	$(0.61)	$(0.28)

Weighted average shares outstanding — basic	28,959	28,732	28,879	28,668

Weighted average shares outstanding — diluted	28,959	28,733	28,879	28,668

Comprehensive (loss) income	$(7,077)	$2,871	$(17,507)	$(8,334)

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net loss	$(17,507)	$(8,334)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	44,103	38,985
Amortization of deferred financing charges	870	853
Amortization of deferred lease costs and lease intangibles	(129)	987
Deferred income	15	(308)
Lease incentives	5,858	—
Write-off of deferred loan costs and prepayment premiums	—	973
Loss (Gain) on disposition of assets, net	53	(6,247)
Provision for bad debts	1,214	873
Stock-based compensation expense	7,482	6,745
Changes in operating assets and liabilities:
Accounts receivable	(231)	(3,240)
Accounts receivable from affiliates	—	2
Property tax and insurance deposits	1,189	35
Prepaid expenses and other	(2,112)	2,076
Other assets	(462)	(324)
Accounts payable	(1,053)	(1,853)
Accrued expenses	(1,586)	2,683
Federal and state income taxes receivable/payable	(97)	(356)
Deferred resident revenue	(784)	(1,526)
Customer deposits	(249)	451

Net cash provided by operating activities	36,574	32,475
Investing Activities
Capital expenditures	(47,311)	(23,665)
Cash paid for acquisitions	(109,750)	(124,460)
Proceeds from disposition of assets	32	43,460

Net cash used in investing activities	(157,029)	(104,665)
Financing Activities
Proceeds from notes payable	112,492	150,034
Repayments of notes payable	(12,881)	(78,705)
Increase in restricted cash	(133)	(914)
Cash payments for capital lease and financing obligations	(989)	(697)
Cash proceeds from the issuance of common stock	66	42
Excess tax benefits on stock options exercised	(27)	7
Purchases of treasury stock	(2,496)	—
Deferred financing charges paid	(1,830)	(2,099)

Net cash provided by financing activities	94,202	67,668

Decrease in cash and cash equivalents	(26,253)	(4,522)
Cash and cash equivalents at beginning of period	56,087	39,209

Cash and cash equivalents at end of period	$29,834	$34,687

Supplemental Disclosures
Cash paid during the period for:
Interest	$30,056	$24,707

Income taxes	$564	$1,028

Non-cash transactions:
Assumption of debt related to disposition of assets (Sedgwick Sale Transaction)	$—	$6,764

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

1. BASIS OF PRESENTATION

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior housing communities in the United States in terms of resident capacity. The Company owns, operates and manages senior housing communities in geographically concentrated regions throughout the United States. As of September 30, 2016, the Company operated 128 senior housing communities in 23 states with an aggregate capacity of approximately 16,100 residents, including 78 senior housing communities that the Company owned and 50 senior housing communities that the Company leased. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying Consolidated Balance Sheet, as of December 31, 2015, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2015, and the accompanying unaudited consolidated financial statements, as of and for the three and nine month periods ended September 30, 2016 and 2015, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have not been included pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2015, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2016.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2016, results of operations for the three and nine month periods ended September 30, 2016 and 2015, and cash flows for the nine month periods ended September 30, 2016 and 2015. The results of operations for the three and nine month periods ended September 30, 2016, are not necessarily indicative of the results for the year ending December 31, 2016.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Lease Accounting

The Company determines whether to account for its leases as operating, capital or financing leases depending on the underlying terms of each lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of September 30, 2016, the Company leased 50 senior housing communities, 48 of which the Company classified as operating leases and two of which the Company classified as capital lease and financing obligations. The Company incurs lease acquisition costs and amortizes these costs over the term of the respective lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions, and as such, any related gains have been deferred and are being amortized over the respective lease term. Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income includes rent expense plus amortization expense relating to leasehold acquisition costs slightly offset by the amortization of deferred gains and lease incentives. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at September 30, 2016.

Credit Risk and Allowance for Doubtful Accounts

The Company’s resident receivables are generally due within 30 days from the date billed. Accounts receivable are reported net of an allowance for doubtful accounts of $3.9 million and $3.2 million at September 30, 2016, and December 31, 2015, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.

Employee Health and Dental Benefits, Workers’ Compensation, and Insurance Reserves

The Company offers certain full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior housing communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred at September 30, 2016; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

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

Income Taxes

Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. The effective tax rates for the three and nine months ended September 30, 2016 and 2015 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. During the third quarters of fiscal 2016 and 2015, the Company consolidated 38 and 37 Texas communities, respectively, and the TMT increased the overall provision for income taxes.

Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which we expect those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this analysis, adjustments to the valuation allowance of $3.0 million and $(1.3 million) were recorded during the third quarters of fiscal 2016 and 2015, respectively, to adjust the valuation allowance provided to $28.7 million and $20.3 million at September 30, 2016 and 2015, respectively. Cumulative adjustments to the valuation allowance for the first nine months of fiscal 2016 and 2015 were $6.4 million and $3.1 million, respectively. These adjustments to the valuation allowance were provided to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized. However, in the event that we were to determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period such determination was made. The benefits of the net deferred tax assets might not be realized if actual results differ from expectations.

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

Net (Loss) Income Per Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Potentially dilutive securities consist of unvested restricted shares and shares that could be issued under outstanding stock options. Potentially dilutive securities are excluded from the computation of net (loss) income per common share if their effect is antidilutive.

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) income	$(7,077)	$2,871	$(17,507)	$(8,334)
Net (loss) income allocated to unvested restricted shares	—	77	—	(227)

Undistributed net (loss) income allocated to common shares	$(7,077)	$2,794	$(17,507)	$(8,107)

Weighted average shares outstanding – basic	28,959	28,732	28,879	28,668
Effects of dilutive securities:
Employee equity compensation plans	—	1	—	—

Weighted average shares outstanding – diluted	28,959	28,733	28,879	28,668

Basic net (loss) income per share – common shareholders	$(0.24)	$0.10	$(0.61)	$(0.28)

Diluted net (loss) income per share – common shareholders	$(0.24)	$0.10	$(0.61)	$(0.28)

Awards of unvested restricted stock representing approximately 1,028,000 shares and 1,038,000 shares were outstanding for the three and nine months ended September 30, 2016, respectively, and were antidilutive. Awards of unvested restricted stock representing approximately 778,000 shares and 787,000 shares were outstanding for the three and nine months ended September 30, 2015, respectively, and were included in the computation of allocable net (loss) income. During fiscal 2015, the unvested restricted stock did not meet all of the requirements to be deemed participating securities. Therefore, for current and future reporting periods, (losses) earnings per share will be calculated under the treasury method and the two-class method will no longer be utilized by the Company.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. During the first nine months of fiscal 2016, the Company repurchased 144,315 shares of its common stock in open market transactions.

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

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for the measurement-period adjustment retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is applied prospectively and is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Company adopted the provisions of ASU 2015-16 on January 1, 2016, and incorporated the provisions of this update to its consolidated financial statements upon adoption. During the first nine months of fiscal 2016, valuation adjustments resulted in the Company reclassifying approximately $1.7 million from other assets to property and equipment to reflect purchase price allocation adjustments. As a result of adoption of ASU 2015-16, prior periods were not adjusted and recast to reflect this reclassification within the Company’s Consolidated Balance Sheets.

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

3. ACQUISITIONS

Fiscal 2016

Effective September 30, 2016, the Company closed the acquisition of one senior housing community located in Springfield, Massachusetts, for $27.0 million (the “Springfield Transaction”). The community consists of 97 independent living units and 90 assisted living units. The Company incurred approximately $0.3 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing from Fannie Mae for $20.3 million of the acquisition price at a fixed rate of 4.10% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective September 27, 2016, the Company closed the acquisition of one senior housing community located in Kingwood, Texas for $18.0 million (the “Kingwood Transaction”). The community consists of 96 assisted living units. The Company incurred approximately $0.2 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing from Protective Life Insurance Company (“Protective Life”) for $13.0 million of the acquisition price at a fixed rate of 4.13% with a 15-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective February 16, 2016, the Company closed the acquisition of two senior housing communities located in Pensacola, Florida, for $48.0 million (the “Pensacola Transaction”). The two communities consist of 179 assisted living units. The Company incurred approximately $0.3 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing from Protective Life for $35.0 million of the acquisition price at a fixed interest rate of 4.38% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective January 26, 2016, the Company closed the acquisition of three senior housing communities located in Colby, Park Falls, and Wisconsin Rapids, Wisconsin, for approximately $16.8 million (the “Pine Ridge Transaction”). The three communities consist of 138 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing from Protective Life for $11.3 million of the acquisition price at a fixed interest rate of 4.50% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

As a result of these acquisitions, the Company recorded additions to property and equipment of approximately $100.6 million and other assets of approximately $9.2 million, primarily consisting of in-place lease intangibles, within the Company’s Consolidated Balance Sheets which will be depreciated or amortized over the estimated useful lives. With the exception of the Pine Ridge Transaction, the purchase accounting for these acquisitions is preliminary as it is subject to final valuation adjustments.

Fiscal 2015

Effective October 30, 2015, the Company closed the acquisition of one senior housing community located in Virginia Beach, Virginia, for $38.0 million (the “Virginia Beach Transaction”). The community consists of 111 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing from Protective Life for $28.0 million of the acquisition price at a fixed interest rate of 4.25% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective September 30, 2015, the Company closed the acquisition of one senior housing community located in Mahomet, Illinois, for $15.5 million (the “Mahomet Transaction”). The community consists of 78 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing from Fannie Mae for approximately $11.1 million of the acquisition price at a fixed interest rate of 4.69% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective August 11, 2015, the Company closed the acquisition of one senior housing community located in Indianapolis, Indiana, for $21.0 million (the “Indianapolis Transaction”). The community consists of 124 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing from Protective Life for $13.2 million of the acquisition price at a fixed interest rate of 4.25% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources. The note with Protective Life associated with the Indianapolis Transaction included a loan commitment for up to approximately $2.6 million of supplemental funding at the same terms and 4.25% fixed interest rate. The loan commitment was based on certain funding requirements being met and was drawn down by the Company on May 3, 2016.

Effective July 28, 2015, the Company closed the acquisition of one senior housing community located in Columbiana, Ohio, for approximately $13.3 million (the “Columbiana Transaction”). The community consists of 68 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing from Protective Life for approximately $9.9 million of the acquisition price at a fixed interest rate of 4.25% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective May 29, 2015, the Company closed the acquisition of one senior housing community located in Oneonta, New York, for $14.9 million (the “Heritage Transaction”). The community consists of 64 independent living units and 44 assisted living units. The Company incurred approximately $0.4 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing from Fannie Mae for approximately $11.2 million of the acquisition price at a fixed interest rate of 4.79% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective May 21, 2015, the Company closed the acquisition of two senior housing communities located in Hartford and West Bend, Wisconsin, for $12.0 million (the “Emerald Transaction”). The two communities consist of 79 assisted living units. The Company incurred approximately $0.2 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing from Fannie Mae for approximately $9.2 million of the acquisition price at a fixed interest rate of 4.55% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective March 27, 2015, the Company closed the acquisition of one senior housing community located in Baytown, Texas, for approximately $29.6 million (the “Baytown Transaction”). The community consists of 9 independent living cottages and 120 assisted living units. The Company incurred approximately $0.2 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing from Protective Life for approximately $21.4 million of the acquisition price at a fixed interest rate of 3.55% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective January 13, 2015, the Company closed the acquisition of one senior housing community located in Green Bay, Wisconsin, for approximately $18.3 million (the “Green Bay Transaction”). The community consists of 78 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company obtained financing from Fannie Mae for approximately $14.1 million of the acquisition price at a fixed interest rate of 4.35% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

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

4. DISPOSITIONS

Effective August 6, 2015, the Company closed a transaction to sell one of its senior housing communities located in Wichita, Kansas, for approximately $14.8 million (the “Sedgwick Sale Transaction”). As a result of the sale, outstanding mortgage debt totaling approximately $6.8 million was assumed by the buyer. The Company recognized a gain on sale of approximately $6.4 million and received net proceeds, less the debt assumption, of approximately $8.0 million. For income tax purposes, the Company executed a like-kind exchange and acquired a replacement property shortly after the sale which resulted in the deferral of the gain without the Company incurring any current federal or state income tax liabilities. The Company contracted with a qualified intermediary for purposes of reaching its determination that the transaction satisfied all requirements of a like-kind exchange under applicable federal and state income tax law.

Effective January 22, 2015, the Company closed a transaction to sell four of its senior housing communities located in Oklahoma City, Oklahoma, Shreveport, Louisiana, Southfield, Michigan, and Winston-Salem, North Carolina, in a single transaction for approximately $36.5 million (the “Four Property Sale Transaction”). As a result of the sale, the outstanding mortgage debt on the Company’s senior housing communities located in Oklahoma City and Shreveport was repaid without incurring any prepayment penalties as these notes were short-term, bridge loan interim financing. However, the mortgage loan associated with the Company’s senior housing community located in Winston-Salem could not be prepaid under the existing loan agreement as it did not offer a prepayment provision. Additionally, this mortgage loan was cross-collateralized with another mortgage loan on one of the Company’s senior housing communities located in Peoria, Illinois, which also did not offer a prepayment provision. Therefore, the Company determined it would defease the Winston-Salem and Peoria mortgage loans by acquiring certain treasury securities to serve as collateral for the outstanding principal balance as of the date of the sale until the note matured on September 1, 2015. The Company contracted with a third party trust to assume the mortgage debt and assigned all of its rights to the treasury securities to serve as collateral until the balance remaining comes due. Based on this structure, the Company concluded it met the requirements to report the debt transaction as a legal defeasance which resulted in the Company removing the respective assets and liabilities from its Consolidated Balance Sheet during the first quarter of fiscal 2015 when the transaction closed. The Company had reported these assets as held for sale at December 31, 2014, and recorded a remeasurement write-down of approximately $0.6 million to adjust the carrying values of these assets to the sales price, less costs to sell. As a result of the sale, the Company received net proceeds of approximately $35.7 million.

5. DEBT TRANSACTIONS

On September 30, 2016, in conjunction with the Springfield Transaction, the Company obtained $20.3 million of mortgage debt from Fannie Mae. The new mortgage loan has a 10-year term with a 4.10% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which are being amortized over 10 years.

On September 27, 2016, in conjunction with the Kingwood Transaction, the Company obtained $13.0 million of mortgage debt from Protective Life. The new mortgage loan has a 15-year term with a 4.13% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which are being amortized over 15 years.

On September 23, 2016, the Company completed supplemental mortgage financing of approximately $3.5 million from Fannie Mae at a fixed interest rate of 4.85% on one community located in Jeffersonville, Indiana, with existing mortgage debt maturing in April 2022. The supplemental mortgage loan is cross-collateralized and cross-defaulted with the original mortgage debt. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which are being amortized over the remaining initial loan term.

On September 23, 2016, the Company completed supplemental mortgage financing of approximately $3.8 million from Fannie Mae at a fixed interest rate of 4.85% on one community located in Irving, Texas, with existing mortgage debt maturing in May 2022. The supplemental mortgage loan is cross-collateralized and cross-defaulted with the original mortgage debt. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which are being amortized over the remaining initial loan term.

On August 2, 2016, the Company completed supplemental mortgage financing of approximately $2.1 million from Fannie Mae at a fixed interest rate of 4.97% on one senior housing community located in Conroe, Texas, with existing mortgage debt maturing in April 2022. The supplemental mortgage loan is cross-collateralized and cross-defaulted with the original mortgage debt. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which are being amortized over the remaining initial loan term.

Effective July 31, 2016, the Company extended the maturity of its mortgage loan with Berkadia Commercial Mortgage LLC (“Berkadia”) on one of its senior housing communities located in Canton, Ohio. The maturity date was extended from July 10, 2017 to July 10, 2018 with an initial variable interest rate of LIBOR plus 4.50% with principal amortized over 25 years. In conjunction with the loan extension, the Company incurred an extension fee of $29,500 which will be amortized over the new loan term.

On June 15, 2016, the Company completed supplemental mortgage financing of approximately $16.9 million from Fannie Mae on four senior housing communities located in Texas, two senior housing communities located in Ohio, and one senior housing community located in Missouri at a fixed interest rate of 4.98% which are coterminous with the original mortgage debt on each respective property maturing in July 2024. The supplemental mortgage loans are cross-collateralized and cross-defaulted with the original mortgage debt. The Company incurred approximately $0.5 million in deferred financing costs related to these loans, which are being amortized over the remaining initial loan terms.

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

The Company issued standby letters of credit, totaling approximately $6.6 million, for the benefit of Welltower, Inc. (“Welltower”), formerly Healthcare REIT, Inc., on certain leases between Welltower and the Company.

The Company issued standby letters of credit, totaling approximately $2.7 million, for the benefit of HCP, Inc. (“HCP”) on certain leases between HCP and the Company.

The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At September 30, 2016 and December 31, 2015, these communities carried a total net book value of approximately $914.0 million and $818.7 million, respectively, with total mortgage loans outstanding, excluding deferred loan costs, of approximately $873.5 million and $775.2 million, respectively.

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the terms of the respective notes. At September 30, 2016 and December 31, 2015, the Company had gross deferred loan costs of approximately $12.2 million and $10.3 million, respectively, which are reflected as a reduction to notes payable within the Company’s Consolidated Balance Sheets. Accumulated amortization was approximately $2.7 million and $1.8 million at September 30, 2016 and December 31, 2015, respectively. The Company was in compliance with all aspects of its outstanding indebtedness at September 30, 2016 and December 31, 2015.

6. EQUITY

Preferred Stock

The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Company’s board of directors without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of September 30, 2016 and December 31, 2015.

Share Repurchases

On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. Shares of stock repurchased under the program will be held as treasury shares. Pursuant to this authorization, during fiscal 2009, the Company purchased 349,800 shares at an average cost of $2.67 per share for a total cost to the Company of approximately $0.9 million. On January 14, 2016, the Company announced that its board of directors approved a continuation of the share repurchase program. Pursuant to this authorization, during the first nine months of fiscal 2016, the Company purchased 144,315 shares of its common stock at an average cost of $17.29 per share for a total cost to the Company of approximately $2.5 million. All such purchases were made in open market transactions.

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

A summary of the Company’s stock option activity and related information for the nine month period ended September 30, 2016, is presented below:

	Outstanding at Beginning of Period	Granted	Exercised	Forfeited	Outstanding at End of Period	Options Exercisable
Shares	3,000	—	3,000	—	—	—
Weighted average exercise price per share	$10.97	$—	$10.97	$—	$—	$—

There were no stock options outstanding or exercisable at September 30, 2016.

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

The Company recognizes compensation expense of a restricted stock award and unit over its respective vesting or performance period based on the fair value of the award on the grant date, net of forfeitures. A summary of the Company’s restricted stock awards activity and related information for the nine month period ended September 30, 2016, is presented below:

	Outstanding at Beginning of Period	Granted	Vested	Forfeited/Cancelled	Outstanding at End of Period
Shares	783,310	628,013	351,220	32,520	1,027,583

The restricted stock outstanding at September 30, 2016 had an intrinsic value of approximately $17.3 million.

During the nine month period ended September 30, 2016, the Company awarded 628,013 shares of restricted common stock to certain employees and directors of the Company, of which 199,692 shares were subject to performance-based vesting conditions. The average market value of the common stock on the date of grant was $16.17. These awards of restricted shares vest over a one to four-year period and had an intrinsic value of approximately $10.2 million on the date of grant.

Additionally, during the nine month period ended September 30, 2016, the Company awarded 8,220 restricted stock units to certain directors of the Company. The average market value of the restricted stock units on the date of grant was $18.25. These awards of restricted stock units vest over a one-year period and had an intrinsic value of approximately $0.2 million on the date of grant.

Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk free interest rate. The expected volatility used by the Company is based primarily on an analysis of historical prices of the Company’s common stock. The expected term of options granted is based primarily on historical exercise and vesting patterns on the Company’s outstanding stock options. The risk free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not currently plan to pay dividends on its common stock and therefore has used a dividend yield of zero in determining the fair value of its awards. The option forfeiture rate assumption used by the Company, which affects the expense recognized as opposed to the fair value of the awards, is based primarily on the Company’s historical option forfeiture patterns. The Company issued no stock options during each of the nine month periods ended September 30, 2016 and 2015.

Unrecognized stock-based compensation expense, net of estimated forfeitures, is $11.0 million as of September 30, 2016, and the Company expects this expense to be recognized over a one-year period for performance stock awards and a one to four-year period for nonperformance stock awards and units.

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

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of financial instruments at September 30, 2016, and December 31, 2015, are as follows (in thousands):

	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$29,834	$29,834	$56,087	$56,087
Restricted cash	13,292	13,292	13,159	13,159
Notes payable, excluding deferred loan costs	876,726	864,595	777,116	724,769

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

10. SUBSEQUENT EVENT

Effective November 2, 2016, the Company closed the acquisition of one senior living community located in Cincinnati, Ohio, for approximately $29.0 million. The community consists of 45 independent living units and 77 assisted living units. The Company obtained financing from Fannie Mae for approximately $22.0 million of the acquisition price at a fixed rate of 4.24% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources. The Company has not yet completed its initial purchase price allocation for this transaction.

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

Overview

The following discussion and analysis addresses (i) the Company’s results of operations for the three and nine month periods ended September 30, 2016 and 2015, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The Company is one of the largest operators of senior housing communities in the United States. The Company’s operating strategy is to provide value to its senior living residents by providing quality senior living services at reasonable prices, while achieving and sustaining a strong, competitive position within its geographically concentrated regions, as well as continuing to enhance the performance of its operations. The Company provides senior housing services to the elderly, including independent living, assisted living, and home care services. Many of the Company’s communities meet its residents’ needs as they change over time by integrating independent living and assisted living and is bridged by home care through independent home care agencies or the Company’s home care agency, sustaining residents’ autonomy and independence based on their physical and mental abilities.

As of September 30, 2016, the Company operated 128 senior housing communities in 23 states with an aggregate capacity of approximately 16,100 residents, including 78 senior housing communities that the Company owned and 50 senior housing communities that the Company leased.

Significant Financial and Operational Highlights

The Company primarily derives its revenue by providing senior housing services to the elderly. When comparing the third quarter of fiscal 2016 to the third quarter of fiscal 2015, the Company generated total revenues of approximately $111.4 million compared to total revenues of approximately $104.4 million, respectively, representing an increase of approximately $7.0 million, or 6.7%. The increase in revenues primarily results from the senior housing communities acquired by the Company during or subsequent to the third quarter of fiscal 2015 slightly offset by the sale of one senior housing community during the third quarter of fiscal 2015.

The weighted average financial occupancy rate for our consolidated senior housing communities for the third quarters of fiscal 2016 and 2015 was 87.8% and 88.4%, respectively. We experienced an increase in average monthly rental rates for our consolidated senior housing communities of 3.3% when comparing the third quarter of fiscal 2016 to the third quarter of fiscal 2015. On a same-store basis, the weighted average financial occupancy rate for our consolidated senior housing communities for the third quarters of fiscal 2016 and 2015 was 87.9% and 88.4%, respectively. We also experienced an increase in average monthly rental rates on a same-store basis for our consolidated senior housing communities of 2.3% when comparing the third quarter of fiscal 2016 to the third quarter of fiscal 2015.

Effective September 30, 2016, the Company closed the Springfield Transaction and acquired one senior housing community located in Springfield, Massachusetts for $27.0 million. The community consists of 97 independent living units and 90 assisted living units. The Company obtained financing from Fannie Mae for $20.3 million of the acquisition price at a fixed rate of 4.10% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective September 27, 2016, the Company closed the Kingwood Transaction and acquired one senior housing community located in Kingwood, Texas for $18.0 million. The community consists of 96 assisted living units. The Company obtained financing from Protective Life for $13.0 million of the acquisition price at a fixed rate of 4.13% with a 15-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

On September 23, 2016, the Company completed supplemental mortgage financing of approximately $3.5 million from Fannie Mae at a fixed interest rate of 4.85% on one senior housing community located in Jeffersonville, Indiana, with existing mortgage debt maturing in April 2022. The supplemental mortgage loan is cross-collateralized and cross-defaulted with the original mortgage debt.

On September 23, 2016, the Company completed supplemental mortgage financing of approximately $3.8 million from Fannie Mae at a fixed interest rate of 4.85% on one senior housing community located in Irving, Texas, with existing mortgage debt maturing in May 2022. The supplemental mortgage loan is cross-collateralized and cross-defaulted with the original mortgage debt.

On August 2, 2016, the Company completed supplemental mortgage financing of approximately $2.1 million from Fannie Mae at a fixed interest rate of 4.97% on one senior housing community located in Conroe, Texas, with existing mortgage debt maturing in April 2022. The supplemental mortgage loan is cross-collateralized and cross-defaulted with the original mortgage debt.

Effective July 31, 2016, the Company extended the maturity of its mortgage loan with Berkadia on one of its senior housing communities located in Canton, Ohio. The maturity date was extended from July 10, 2017 to July 10, 2018 with an initial variable interest rate of LIBOR plus 4.50% with principal amortized over 25 years.

On June 15, 2016, the Company completed supplemental mortgage financing of approximately $16.9 million from Fannie Mae on four senior housing communities located in Texas, two senior housing communities located in Ohio, and one senior housing community located in Missouri at a fixed interest rate of 4.98% which are coterminous with the original mortgage debt on each respective property maturing in July 2024. The supplemental mortgage loans are cross-collateralized and cross-defaulted with the original mortgage debt.

On May 3, 2016, the Company drew down approximately $2.6 million of supplemental funding proceeds from Protective Life associated with the Indianapolis Transaction at a fixed interest rate of 4.25% with a 10-year term and principal amortized over a 30-year term. The loan commitment was based on certain funding requirements being met and was available to the Company through February 28, 2018.

Effective February 16, 2016, the Company closed the Pensacola Transaction and acquired two senior housing communities located in Pensacola, Florida for $48.0 million. The two communities consist of 179 assisted living units. The Company obtained financing from Protective Life for $35.0 million of the acquisition price at a fixed interest rate of 4.38% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective January 26, 2016, the Company closed the Pine Ridge Transaction and acquired three senior housing communities located in Colby, Park Falls, and Wisconsin Rapids, Wisconsin, for approximately $16.8 million. The three communities consist of 138 assisted living units. The Company obtained financing from Protective Life for $11.3 million of the acquisition price at a fixed interest rate of 4.50% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Facility Lease Transactions

The Company currently leases 50 senior housing communities from certain real estate investment trusts (“REITs”), 48 of which are accounted for as operating leases and two of which are accounted for as capital lease and financing obligations. The lease terms are generally for 10-15 years with renewal options for 5-20 years at the Company’s option. Under these agreements, the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. The following table summarizes each of the Company’s facility lease agreements as of September 30, 2016 (dollars in millions):

Landlord	Date of Lease	Number of Communities	Value of Transaction	Term	Initial Lease Rate (1)	Lease Acquisition and Modification Costs (2)	Deferred Gains / Lease Concessions (3)

Ventas	September 30, 2005	6	$84.6	(4) (Two 5-year renewals)	8%	$9.5	$4.6
Ventas	October 18, 2005	1	19.5	(4) (Two 5-year renewals)	8%	0.3	—
Ventas	June 8, 2006	1	19.1	(4) (Two 5-year renewals)	8%	0.6	—
Ventas	January 31, 2008	1	5.0	(4) (Two 5-year renewals)	7.75%	0.2	—
Ventas	June 27, 2012	2	43.3	(4) (Two 5-year renewals)	6.75%	0.8	—
HCP	May 1, 2006	3	54.0	(5) (Two 10-year renewals)	8%	0.3	12.8
HCP	May 31, 2006	6	43.0	(6) (One 10-year renewal)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	(5) (Two 10-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	(5) (Two 10-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	(5) (Two 10-year renewals)	7.25%	0.1	—
Welltower	April 16, 2010	5	48.5	15 years (One 15-year renewal)	8.25%	0.6	0.8
Welltower	May 1, 2010	3	36.0	15 years (One 15-year renewal)	8.25%	0.2	0.4
Welltower	September 10, 2010	12	104.6	15 years (One 15-year renewal)	8.50%	0.4	2.0
Welltower	April 8, 2011	4	141.0	15 years	7.25%	0.9	16.3

				(One 15-year renewal)
Subtotal						15.1	37.5
Accumulated amortization through September 30, 2016						(7.8)	—
Accumulated deferred gains / lease concessions recognized through September 30, 2016						—	(21.7)

Net lease acquisition costs / deferred gains / lease concessions as of September 30, 2016						$7.3	$15.8

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as set forth in each respective lease agreement.
(2)	Lease acquisition and modification costs are being amortized over the respective lease terms.
(3)	Deferred gains of $34.9 million and lease concessions of $2.6 million are being recognized in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income as a reduction in facility lease expense over the respective lease terms. Lease concessions of $0.6 million relate to the lease transaction with HCP, Inc. (“HCP”) on May 31, 2006, and of $2.0 million relate to the lease transaction with Welltower on September 10, 2010.
(4)	Effective June 17, 2015, the Company executed amendments to the master lease agreements with Ventas to facilitate up to $24.5 million of leasehold improvements for 10 of the leased communities and extend the lease terms through September 30, 2025, with two 5-year renewal extensions available at the Company’s option. Additionally, effective June 30, 2016, the Company executed amendments to the master lease agreements with Ventas to increase the Special Project Funds for leasehold improvements to $28.5 million and extend the date for completion of the improvements to June 30, 2017.
(5)	On November 11, 2013, the Company executed an amendment to the master lease agreement associated with nine of its leased communities with HCP to facilitate up to $3.3 million of leasehold improvements for one of the leased communities and extend the respective lease terms through October 31, 2020, with two 10-year renewal extensions available at the Company’s option.
(6)	On April 24, 2015, the Company exercised its right to extend the lease term with HCP through April 30, 2026, with one 10-year renewal extension remaining available at the Company’s option.

Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at September 30, 2016 and December 31, 2015.

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

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for the measurement-period adjustment retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is applied prospectively and is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Company adopted the provisions of ASU 2015-16 on January 1, 2016, and incorporated the provisions of this update to its consolidated financial statements upon adoption. During the first nine months of fiscal 2016, valuation adjustments resulted in the Company reclassifying approximately $1.7 million from other assets to property and equipment to reflect purchase price allocation adjustments. As a result of adoption of ASU 2015-16, prior periods were not adjusted and recast to reflect this reclassification within the Company’s Consolidated Balance Sheets.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	$	%	$	%	$	%	$	%
Revenues:
Resident revenue	$111,436	100.0	$104,420	100.0	$331,643	100.0	$304,648	100.0
Expenses:
Operating expenses (exclusive of depreciation and amortization shown below)	69,622	62.5	63,649	60.9	203,307	61.3	184,487	60.6
General and administrative expenses	5,749	5.2	4,751	4.5	16,969	5.2	15,482	5.1
Facility lease expense	15,500	13.9	15,321	14.7	46,150	13.9	45,875	15.1
Stock-based compensation expense	2,479	2.2	2,301	2.2	7,482	2.3	6,745	2.2
Depreciation and amortization expense	14,400	12.9	12,722	12.2	44,103	13.3	38,985	12.8

Total expenses	107,750	96.7	98,744	94.6	318,011	96.0	291,574	95.8

Income from operations	3,686	3.3	5,676	5.4	13,632	4.0	13,074	4.2
Other income (expense):
Interest income	15	0.0	12	0.0	50	0.0	36	0.0
Interest expense	(10,636)	(9.5)	(8,994)	(8.6)	(30,966)	(9.4)	(26,022)	(8.5)
Write-off of deferred loan costs and prepayment premiums	—	—	(102)	(0.1)	—	—	(973)	(0.3)
(Loss) Gain on disposition of assets, net	(16)	(0.0)	6,418	6.1	(53)	(0.0)	6,247	2.1
Other income	—	—	—	—	233	0.1	1	0.0

(Loss) Income before provision for income taxes	(6,951)	(6.2)	3,010	2.9	(17,104)	(5.3)	(7,637)	(2.5)
Provision for income taxes	(126)	(0.1)	(139)	(0.1)	(403)	(0.1)	(697)	(0.2)

Net (loss) income	$(7,077)	(6.3)	$2,871	2.8	$(17,507)	(5.4)	$(8,334)	(2.7)

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Revenues.

Resident revenue was $111.4 million for the three months ended September 30, 2016, compared to $104.4 million for the three months ended September 30, 2015, representing an increase of $7.0 million, or 6.7%. The increase in resident revenue primarily results from an increase of $6.0 million from the senior housing communities acquired by the Company during or subsequent to the third quarter of fiscal 2015 and an increase of $1.3 million due to a 2.3% increase in average monthly rental rates at the Company’s other consolidated same-store communities, slightly offset by a decrease of $0.3 million due to the Sedgwick Sale Transaction.

Expenses.

Total expenses were $107.8 million in the third quarter of fiscal 2016 compared to $98.7 million in the third quarter of fiscal 2015, representing an increase of $9.0 million, or 9.1%. This increase is primarily the result of a $6.0 million increase in operating expenses, a $1.7 million increase in depreciation and amortization expense, a $1.0 million increase in general and administrative expenses, a $0.2 million increase in facility lease expense, and a $0.2 million increase in stock-based compensation expense.

•	The increase in operating expenses primarily results from an increase of $4.4 million from the senior housing communities acquired by the Company during or subsequent to the third quarter of fiscal 2015 and an increase of $1.9 million at the Company’s other consolidated same-store communities primarily due to increased wages and benefits to employees for annual merit increases and incremental costs to support changes in occupancy with more of our residents at higher levels of care, partially offset by a decrease of $0.3 million due to the Sedgwick Sale Transaction.

•	The increase in depreciation and amortization expense primarily results from an increase of $3.1 million from senior housing communities acquired by the Company during or subsequent to the third quarter of fiscal 2015 and an increase of $1.0 million due to an increase in depreciable assets at the Company’s other consolidated same-store communities, partially offset by a decrease in in-place lease amortization of $2.5 million from senior housing communities acquired by the Company prior to the third quarter of fiscal 2015.

•	The increase in general and administrative expenses primarily results from an increase in employee insurance benefits and claims paid which resulted in higher health insurance costs to the Company.

•	The increase in facility lease expense primarily results from contingent annual rental rate escalations for certain existing facility leases.

•	The increase in stock-based compensation expense results from the Company granting additional shares of restricted stock and restricted stock units to certain employees and directors of the Company, some of which required accelerated expense recognition, subsequent to or during the third quarter of fiscal 2015.

Other income and expense.

•	Interest income generally reflects interest earned on the investment of cash balances and escrowed funds or interest associated with certain income tax refunds or property tax settlements.

•	Interest expense increased $1.6 million in the third quarter of fiscal 2016 when compared to the third quarter of fiscal 2015 primarily due to an increase of $1.1 million from the additional mortgage debt associated with the senior housing communities acquired by the Company during or subsequent to the third quarter of fiscal 2015 and an increase of $0.5 million at the Company’s other consolidated same-store communities due to additional mortgage debt added by the Company associated with certain refinancings and supplemental loans that occurred subsequent to the third quarter of fiscal 2015.

•	Gain on disposition of assets of $6.4 million during the third quarter of fiscal 2015 is primarily attributable to the Sedgwick Sale Transaction which closed on August 6, 2015.

Provision for income taxes.

Provision for income taxes for the third quarter of fiscal 2016 was $0.1 million, or 1.8% of loss before income taxes, compared to a provision for income taxes of $0.1 million, or 4.6% of income before income taxes, for the third quarter of fiscal 2015. The effective tax rates for the third quarters of fiscal 2016 and 2015 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. During the third quarters of fiscal 2016 and 2015, the Company consolidated 38 and 37 Texas communities, respectively, and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, adjustments to the deferred tax asset valuation allowance of $3.0 million and $(1.3 million) were recorded during the third quarters of fiscal 2016 and 2015, respectively, to adjust the Company’s net deferred tax assets to the amount that is more likely than not to be realized.

Net (loss) income and comprehensive (loss) income.

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(7.1 million) for the three months ended September 30, 2016, compared to net income and comprehensive income of $2.9 million for the three months ended September 30, 2015. The retained deficit currently reported within the Company’s Consolidated Balance Sheets is primarily the accumulated result of the Company recognizing accelerated amortization expense of $76.7 million through September 30, 2016, associated with in-place leases from the Company’s acquisition program which began during fiscal 2010.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Revenues.

Resident revenue was $331.6 million for the nine months ended September 30, 2016, compared to $304.6 million for the nine months ended September 30, 2015, representing an increase of $27.0 million, or 8.9%. The increase in resident revenue primarily results from an increase of $23.5 million from the senior housing communities acquired by the Company during or subsequent to the third quarter of fiscal 2015 and an increase of $6.0 million due to a 2.3% increase in average monthly rental rates and 0.2% increase in financial occupancies at the Company’s other consolidated same-store communities, slightly offset by a decrease of $2.6 million due to the Sedgwick Sale Transaction and Four Property Sale Transaction.

Expenses.

Total expenses were $318.0 million for the nine months ended September 30, 2016, compared to $291.6 million for the nine months ended September 30, 2015, representing an increase of $26.4 million, or 9.1%. This increase is primarily the result of a $18.8 million increase in operating expenses, a $5.1 million increase in depreciation and amortization expense, a $1.5 million increase in general and administrative expenses, a $0.7 million increase in stock-based compensation expense, and a $0.3 million increase in facility lease expense.

•	The increase in operating expenses primarily results from an increase of $16.1 million from the senior housing communities acquired by the Company during or subsequent to the first nine months of fiscal 2015 and an increase of $4.7 million at the Company’s other consolidated same-store communities primarily due to increased wages and benefits to employees for annual merit increases as well as the incremental costs to support increased occupancies and changes in occupancies with more of our residents at higher levels of care, partially offset by a decrease of $2.0 million due to the Sedgwick Sale Transaction and Four Property Sale Transaction.

•	The increase in depreciation and amortization expense primarily results from an increase of $9.8 million from senior housing communities acquired by the Company during or subsequent to the first nine months of fiscal 2015 and an increase of $2.7 million due to an increase in depreciable assets at the Company’s other consolidated same-store communities, partially offset by a decrease in in-place lease amortization of $7.2 million from senior housing communities acquired by the Company prior to the third quarter of fiscal 2015 and a decrease of $0.3 million due to the Sedgwick Sale Transaction and Four Property Sale Transaction.

•	The increase in general and administrative expenses primarily results from an increase of $1.2 million in employee insurance benefits and claims paid which resulted in higher health insurance costs to the Company and an increase of $0.3 million in wages and benefits for existing employee annual merit increases and additional employees hired subsequent to or during the first nine months of fiscal 2015.

•	The increase in stock-based compensation expense results from the Company granting additional shares of restricted stock and restricted stock units to certain employees and directors of the Company, some of which required accelerated expense recognition, subsequent to or during the first nine months of fiscal 2015.

•	The increase in facility lease expense primarily results from contingent annual rental rate escalations for certain existing facility leases.

Other income and expense.

•	Interest income generally reflects interest earned on the investment of cash balances and escrowed funds or interest associated with certain income tax refunds or property tax settlements.

•	Interest expense increased $4.9 million in the first nine months of fiscal 2016 when compared to the first nine months of fiscal 2015 primarily due to an increase of $3.9 million from the additional mortgage debt associated with the senior housing communities acquired by the Company during or subsequent to the first nine months of fiscal 2015 and an increase of $1.3 million at the Company’s other consolidated same-store communities due to additional mortgage debt added by the Company associated with certain refinancings and supplemental loans that occurred subsequent to the first nine months of fiscal 2015, slightly offset by a decrease of $0.2 million due to the Sedgwick Sale Transaction and Four Property Sale Transaction.

•	Write-off of deferred loan costs and prepayment premiums in fiscal 2015 is primarily attributable to the early repayment of certain mortgage debt on the Company’s owned senior housing communities due to scheduled maturities and the opportunity to replace interim variable interest rate debt with long-term fixed interest rate financing.

•	Gain on disposition of assets in fiscal 2015 is primarily attributable to the Sedgwick Sale Transaction slightly offset with final closing cost adjustments associated with the Four Property Sale Transaction.

•	Other income in fiscal 2016 represents payments received by the Company associated with certain legal settlements.

Provision for income taxes.

Provision for income taxes for the first nine months of fiscal 2016 was $0.4 million, or 2.3% of loss before income taxes, compared to a provision for income taxes of $0.7 million, or 9.1% of loss before income taxes, for the first nine months of fiscal 2015. The effective tax rates for the first nine months of fiscal 2016 and 2015 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. During the first nine months of fiscal 2015, the Company incurred $0.3 million in additional income taxes due to the taxable gain realized from the Four Property Sale Transaction. The Company is impacted by the TMT, which effectively imposes tax on modified gross revenues for communities within the State of Texas. During the first nine months of fiscal 2016 and 2015, the Company consolidated 38 and 37 Texas communities, respectively, and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, adjustments to the deferred tax asset valuation allowance of $6.4 million and $3.1 million were recorded during the first nine months of fiscal 2016 and 2015, respectively, to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized.

Net loss and comprehensive loss.

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(17.5 million) for the nine months ended September 30, 2016 and net loss and comprehensive loss of $(8.3 million) for the nine months ended September 30, 2015. The retained deficit currently reported within the Company’s Consolidated Balance Sheets is primarily the accumulated result of the Company recognizing accelerated amortization expense of $76.7 million through September 30, 2016, associated with in-place leases from the Company’s acquisition program which began during fiscal 2010.

Liquidity and Capital Resources

In addition to approximately $29.8 million of unrestricted cash balances on hand as of September 30, 2016, the Company’s principal sources of liquidity are expected to be cash flows from operations, supplemental debt financings, additional proceeds from debt refinancings, equity issuances, and/or proceeds from the sale of assets. The Company expects its available cash and cash flows from operations, supplemental debt financings, additional proceeds from debt refinancings, and proceeds from the sale of assets to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company, from time to time, considers and evaluates transactions related to its portfolio including supplemental debt financings, debt refinancings, equity issuances, purchases and sales of assets, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

In summary, the Company’s cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$36,574	$32,475
Net cash used in investing activities	(157,029)	(104,665)
Net cash provided by financing activities	94,202	67,668

Net decrease in cash and cash equivalents	$(26,253)	$(4,522)

Operating activities.

The net cash provided by operating activities for the nine months ended September 30, 2016, primarily results from net non-cash charges of $59.5 million and a decrease in property tax and insurance deposits of $1.2 million, partially offset by net loss of $(17.5 million), an increase in prepaid expenses of $2.1 million, a decrease in accrued expenses of $1.6 million, a decrease in accounts payable of $1.1 million, a decrease in deferred resident revenue of $0.8 million, and an increase in other assets of $0.5 million. The net cash provided by operating activities for the nine months ended September 30, 2015, primarily results from net non-cash charges of $42.9 million, a decrease in prepaid expenses of $2.1 million, and an increase in accrued expenses of $2.7 million, partially offset by net loss of $(8.3 million), an increase in accounts receivable of $3.2 million, a decrease in accounts payable of $1.9 million, and a decrease in deferred resident revenue of $1.5 million.

Investing activities.

The net cash used in investing activities for the nine months ended September 30, 2016, primarily results from capital expenditures of $47.3 million and acquisitions of senior housing communities by the Company of $109.8 million. The net cash used in investing activities for the nine months ended September 30, 2015, primarily results from capital expenditures of $23.7 million and acquisitions of senior housing communities by the Company of $124.5 million, partially offset by proceeds from the Sedgwick Sale Transaction and Four Property Sale Transaction of $43.5 million.

Financing activities.

The net cash provided by financing activities for the nine months ended September 30, 2016, primarily results from notes payable proceeds of $112.5 million, of which approximately $79.6 million is related to new mortgage debt associated with the acquisition of senior housing communities by the Company, approximately $28.8 million related to supplemental mortgage debt obtained on existing senior housing communities, and approximately $4.1 million related to insurance premium financing, partially offset by repayments of notes payable of $12.9 million, purchases of treasury stock of $2.5 million, deferred financing charges paid of $1.8 million, and payments on capital lease and financing obligations of $1.0 million. The net cash provided by financing activities for the nine months ended September 30, 2015, primarily results from notes payable proceeds of $150.0 million, of which approximately $90.1 million is related to new mortgage debt associated with the acquisition of senior housing communities by the Company, approximately $1.5 million related to insurance premium financing, and the remaining $58.4 million resulted from supplemental financings, mortgage refinancings, or new mortgage debt obtained on existing unencumbered senior housing communities, partially offset by repayments of notes payable of $78.7 million, deferred financing charges paid of $2.1 million, additions to restricted cash of $0.9 million, and payments on capital lease and financing obligations of $0.7 million.

Debt transactions.

On September 30, 2016, in conjunction with the Springfield Transaction, the Company obtained $20.3 million of mortgage debt from Fannie Mae. The new mortgage loan has a 10-year term with a 4.10% fixed interest rate and the principal amortized over a 30-year term.

On September 27, 2016, in conjunction with the Kingwood Transaction, the Company obtained $13.0 million of mortgage debt from Protective Life. The new mortgage loan has a 15-year term with a 4.13% fixed interest rate and the principal amortized over a 30-year term.

On September 23, 2016, the Company completed supplemental mortgage financing of approximately $3.5 million from Fannie Mae at a fixed interest rate of 4.85% on one senior housing community located in Jeffersonville, Indiana, with existing mortgage debt maturing in April 2022. The supplemental mortgage loan is cross-collateralized and cross-defaulted with the original mortgage debt.

On September 23, 2016, the Company completed supplemental mortgage financing of approximately $3.8 million from Fannie Mae at a fixed interest rate of 4.85% on one senior housing community located in Irving, Texas, with existing mortgage debt maturing in May 2022. The supplemental mortgage loan is cross-collateralized and cross-defaulted with the original mortgage debt.

On August 2, 2016, the Company completed supplemental mortgage financing of approximately $2.1 million from Fannie Mae at a fixed interest rate of 4.97% on one senior housing community located in Conroe, Texas, with existing mortgage debt maturing in April 2022. The supplemental mortgage loan is cross-collateralized and cross-defaulted with the original mortgage debt.

Effective July 31, 2016, the Company extended the maturity of its mortgage loan with Berkadia on one of its senior housing communities located in Canton, Ohio. The maturity date was extended from July 10, 2017 to July 10, 2018 with an initial variable interest rate of LIBOR plus 4.50% with principal amortized over 25 years.

On June 15, 2016, the Company completed supplemental mortgage financing of approximately $16.9 million from Fannie Mae on four senior housing communities located in Texas, two senior housing communities located in Ohio, and one senior housing community located in Missouri at a fixed interest rate of 4.98% which are coterminous with the original mortgage debt on each respective property maturing in July 2024. The supplemental mortgage loans are cross-collateralized and cross-defaulted with the original mortgage debt.

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

Recent Developments

Effective November 2, 2016, the Company closed the acquisition of one senior living community located in Cincinnati, Ohio, for approximately $29.0 million. The community consists of 45 independent living units and 77 assisted living units. The Company obtained financing from Fannie Mae for approximately $22.0 million of the acquisition price at a fixed rate of 4.24% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources. The Company has not yet completed its initial purchase price allocation for this transaction.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of September 30, 2016, the Company had $876.7 million in outstanding debt comprised of various fixed and variable interest rate debt instruments of $864.9 million and $11.8 million, respectively. In addition, as of September 30, 2016, the Company had $539.6 million in future facility lease obligations with contingent rent increases on certain leases based on changes in the consumer price index or certain operational performance measures.

Changes in interest rates would affect the fair market values of the Company’s fixed interest rate debt instruments, but would not have an impact on the Company’s earnings or cash flows. Fluctuations in interest rates on the Company’s variable interest rate debt instruments, which are tied to LIBOR, would affect the Company’s earnings and cash flows but would not affect the fair market values of the variable interest rate debt. Each percentage point increase in interest rates would impact the Company’s annual interest expense by approximately $0.1 million based on the Company’s outstanding variable interest rate debt as of September 30, 2016. Increases in the consumer price index could have an effect on future facility lease expense if the leased community exceeds the contingent rent escalation thresholds set forth in each of the Company’s lease agreements.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects shares purchased by the Company pursuant to its share repurchase program (as described below) as of September 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Total at June 30, 2016	494,115	$6.94	494,115	$6,570,222
July 1 – July 31, 2016	—	—	—	—
August 1 – August 31, 2016	—	—	—	—
September 1 – September 30, 2016	—	—	—	—

Total at September 30, 2016	494,115	$6.94	494,115	$6,570,222

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
Date: November 2, 2016

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