Form 10-K
period 2016-12-31
CAPITAL SENIOR LIVING CORP
filed 2017-03-01
CIK 1043000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the 24,336,7200 shares of the Registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates (defined to exclude all of the Registrant’s executive officers, directors, and certain significant stockholderrs) on December 31, 2016, based upon the adjusted closing price of the Registrant’s Common Stock as reported by the New York Stock Exchange on June 30, 2016, was approximately $430.0 million. As of February 24, 2017, the Registrant had 30,035,019 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement pertaining to its 2017 Annual Meeting of Stockholders and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A are incorporated herein by reference into Part III of this report.

CAPITAL SENIOR LIVING CORPORATION

i

PART I

ITEM 1.	BUSINESS.

Overview

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior housing communities in the United States in terms of resident capacity. The Company and its predecessors have provided senior housing since 1990. As of December 31, 2016, the Company operated 129 senior housing communities in 23 states with an aggregate capacity of approximately 16,500 residents, including 79 senior housing communities which the Company owned and 50 senior housing communities the Company leased. As of December 31, 2016, the Company also operated one home care agency. During 2016, approximately 94.5% of total revenues for the senior housing communities operated by the Company were derived from private pay sources.

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

According to the American Seniors Housing Association Seniors Housing Construction Monitor report for Winter 2017, as of the fourth quarter of fiscal 2016, 20.5% of the age-restricted seniors housing supply in the United States were assisted living units, 22.5% were independent living units, 50.8% were nursing care units, and 6.2% were memory care units.

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

The Company believes that a number of demographic, regulatory and other trends will contribute to the continued growth in the senior living market, including the following:

Consumer Preference

The Company believes that senior housing communities are increasingly becoming the setting preferred by prospective residents and their families for the care of the elderly. Senior living offers residents greater independence and allows them to “age in place” in a residential setting, which the Company believes results in a higher quality of life than that experienced in more institutional or clinical settings.

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

Senior Affluence

The average net worth of senior citizens is typically higher than non-senior citizens, partially as a result of accumulated equity through home ownership. The Company believes that a substantial portion of the senior population has historically accumulated significant resources available for their retirement and long-term care needs. The Company’s target population is comprised of moderate to upper income seniors who have, either directly or indirectly through familial support, the financial resources to pay for senior housing communities, including an assisted living alternative to traditional long-term care.

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

Restricted Supply of Nursing Beds

Several states in the United States have adopted Certificate of Need (“CON”) or similar statutes generally requiring that, prior to the addition of new skilled nursing beds, the addition of new services, or the making of certain capital expenditures, a state agency must determine that a need exists for the new beds or the proposed activities. The Company believes that this CON process tends to restrict the supply and availability of licensed nursing facility beds. High construction costs, limitations on government reimbursement, and start-up expenses also act to constrain growth in the supply of such facilities. At the same time, nursing facility operators are continuing to focus on improving occupancy and expanding services to sub-acute patients generally of a younger age and requiring significantly higher levels of nursing care. As a result, the Company believes that there has been a decrease in the number of skilled nursing beds available to patients with lower acuity levels and that this trend should increase the demand for the Company’s senior housing communities, including, particularly, the Company’s assisted living communities.

Cost-Containment Pressures

In response to rapidly rising health care costs, governmental and private pay sources have adopted cost containment measures that have reduced admissions and encouraged reduced lengths of stays in hospitals and other acute care settings. Private insurers have begun to limit reimbursement for medical services in general to predetermined charges, and managed care organizations (such as health maintenance organizations) are attempting to limit hospitalization costs by negotiating for discounted rates for hospital and acute care services and by monitoring and reducing hospital use. In response, hospitals are discharging patients earlier and referring elderly patients, who may be too sick or frail to manage their lives without assistance, to nursing homes and assisted living residences where the cost of providing care is typically lower than hospital care. In addition, third-party payors are increasingly becoming involved in determining the appropriate health care settings for their insureds or clients, based primarily on cost and quality of care. Based on industry data, the typical day-rate in an assisted living facility is one-fourth of the cost for comparable care in a nursing home and two-thirds of the cost of living at home with a third party home health care provider.

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

Provide a Broad Range of Quality Personalized Care

Central to the Company’s operating strategy is its focus on providing quality care and services that are personalized and tailored to meet the individual needs of each community resident. The Company’s residences and services are designed to provide a broad range of care that permits residents to “age in place” as their needs change and as they develop further physical or cognitive frailties. By creating an environment that maximizes resident autonomy and provides individualized service programs, the Company seeks to attract seniors at an earlier stage, before they need the higher level of care provided in a skilled nursing facility. The Company also maintains a comprehensive quality assurance program designed to ensure the satisfaction of its residents and their family members. The Company conducts annual resident satisfaction surveys that allow residents at each community to express whether they are “very satisfied,” “satisfied” or “dissatisfied” with all major areas of a community, including, housekeeping, maintenance, activities and transportation, food service, security and management. In each of fiscal 2016 and 2015, the Company achieved 95% overall approval ratings from the residents’ satisfaction surveys.

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

Improve Occupancy Rates

The Company continually seeks to maintain and improve occupancy rates by: (i) retaining residents as they “age in place” by extending optional care and service programs and converting existing units to higher levels of care; (ii) attracting new residents through the use of technology to enhance Internet marketing and on-site marketing programs focused on residents and family members; (iii) selecting communities in underserved markets; (iv) aggressively seeking referrals from senior care referral services, professional community outreach sources, including area religious organizations, senior social service programs, civic and business networks, as well as the medical community; and (v) continually refurbishing and renovating its communities.

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

The Company’s operating philosophy is to provide quality senior housing communities and services to senior citizens and deliver a continuum of care for its residents as their needs change over time coordinated with third party post-acute care providers. This continuum of care, which integrates independent living and assisted living and is bridged by home care, sustains residents’ autonomy and independence based on their physical and mental abilities. As residents age, in many of the Company’s communities, they are able to obtain the additional services they need within the same community, avoiding the disruptive and often traumatic move to a different facility.

Independent Living Services

The Company provides independent living services to seniors who typically do not yet need assistance or support with ADLs, but who prefer the physical and psychological comfort of a residential community that offers health care and other services. As of December 31, 2016, the Company owned 36 communities and leased 19 communities that provide independent living services, which include communities that combine assisted living and other services, with an aggregate capacity for approximately 6,900 residents.

Independent living services provided by the Company include daily meals, transportation, social and recreational activities, laundry, housekeeping and 24-hour staffing. The Company also fosters the wellness of its residents by offering access to health screenings (such as blood pressure checks), periodic special services (such as influenza inoculations), dietary and similar programs, as well as ongoing exercise and fitness classes. Classes are given by health care professionals to keep residents informed about health and disease management. Subject to applicable government regulation, personal care and medical services are available to independent living residents through either the community staff or through the Company’s agency or other independent home care agencies. The Company’s independent living residents pay a fee ranging from $1,260 to $6,905 per month, in general, depending on the specific community, program of services, size of the unit and amenities offered. The Company’s contracts with its independent living residents are generally for a term of one year and are typically terminable by either party, under certain circumstances, upon providing 30 days’ notice.

Assisted Living Services

The Company offers a wide range of assisted living care and services, including personal care services, 24-hour staffing, support services, and supplemental services. As of December 31, 2016, the Company owned 65 communities and leased 42 communities that provide assisted living services, which include communities that combine independent living and other services, with an aggregate capacity for approximately 9,600 residents. The residents of the Company’s assisted living residences generally need help with some or all ADLs, but do not require the more acute medical care traditionally given in nursing homes. Upon admission to the Company’s assisted living communities, and in consultation with the resident, the resident’s family and medical consultants, each resident is assessed to determine his or her health status, including functional abilities and need for personal care services. The resident also completes a lifestyles assessment to determine the resident’s preferences. From these assessments, a care plan is developed for each resident to ensure that all staff members who render care meet the specific needs and preferences of each resident where possible. Each resident’s care plan is reviewed periodically to determine when a change in care is needed.

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

The Company’s assisted living residents pay a fee ranging from $1,570 to $9,695 per month, in general, depending on the specific community, the level of personal care services, support service and supplemental services provided to the resident, size of the unit and amenities offered. The Company’s contracts with its assisted living residents are generally for a term of one year and are typically terminable by either party, under certain circumstances, upon 30 days’ notice unless state law stipulates otherwise.

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

Home Care Services

As of December 31, 2016, the Company provided home care services to clients at one senior housing community through the Company’s home care agency and made home care services available to clients at a majority of its senior housing communities through third-party providers. The Company believes that the provision of private pay, home care services is an attractive adjunct to its independent living services because it allows the Company to make available more services to its residents as they age in place and increases the length of stay in the Company’s communities. In addition, the Company makes available to residents certain customized physician, dentistry, podiatry and other health-related rehabilitation and therapy services that may be offered by third-party providers.

Operating Communities

The table below sets forth certain information with respect to senior housing communities operated by the Company as of December 31, 2016.

			Resident Capacity[1]				Commencement
Community		Units	IL	AL	Total	Ownership	of Operations[2]
Owned:
Aspen Grove	Lamberville, MI	78	—	83	83	100%	03/14
Autumn Glen	Greencastle, IN	49	—	64	64	100%	06/13
Brookview Meadows	Green Bay, WI	78	—	156	156	100%	01/15
Canton Regency	Canton, OH	239	162	145	307	100%	03/91
Chateau of Batesville	Batesville, IN	41	—	43	43	100%	10/12
Country Charm	Greenwood, IN	89	—	166	166	100%	10/12
Courtyards at Lake Granbury	Granbury, TX	81	—	112	112	100%	03/12
Good Tree Retirement and Memories	Stephenville, TX	60	20	75	95	100%	03/12
Gramercy Hill	Lincoln, NE	143	34	113	147	100%	10/98
Greenbriar Village	Indianapolis, IN	124	—	134	134	100%	08/15
Harbor Court	Rocky River, OH	122	—	144	144	100%	12/12
Heritage at the Plains at Parish Homestead	Oneonta, NY	108	97	53	150	100%	05/15
Independence Village of Peoria	Peoria, IL	158	158	—	158	100%	08/00
Keystone Woods Assisted Living	Anderson, IN	58	—	70	70	100%	07/11
Laurel Hurst Laurel Woods	Columbus, NC	102	70	60	130	100%	10/11
Marquis Place of Elkhorn	Elkhorn, NE	65	—	69	69	100%	03/13

			Resident Capacity[1]				Commencement
Community		Units	IL	AL	Total	Ownership	of Operations[2]
Middletown	Middletown, OH	61	—	75	75	100%	09/13
Montclair	Springfield, MO	156	178	—	178	100%	12/12
North Pointe	Anderson, SC	64	—	70	70	100%	10/11
Park-Oak Grove	Roanoke, VA	93	—	164	164	100%	08/14
River Crossing Assisted Living	Charlestown, IN	100	—	106	106	100%	12/13
Riverbend Independent and Assisted Living	Jeffersonville, IN	97	—	114	114	100%	03/12
Remington at Valley Ranch	Irving, TX	127	158	—	158	100%	04/12
Residence of Chardon	Chardon, OH	42	—	52	52	100%	10/12
Rosemont Assisted Living and Memory Care	Humble, TX	96	—	120	120	100%	09/16
Sugar Grove	Plainfield, IN	164	48	116	164	100%	12/13
Summit Place	Anderson, SC	80	19	89	108	100%	10/11
Summit Point Living	Macedonia, OH	163	126	98	224	100%	08/11
Towne Centre Retirement Community	Merrillville, IN	210	163	75	238	100%	03/91
Vintage Gardens	St. Joseph, MO	95	44	92	136	100%	05/13
Waterford at Baytown	Baytown, TX	129	18	132	150	100%	03/15
Waterford at Bridle Brook	Mahomet, IL	78	—	120	120	100%	09/15
Waterford at Carpenter’s Creek	Pensacola, FL	94	—	105	105	100%	02/16
Waterford at Colby	Colby, TX	44	—	48	48	100%	01/16
Waterford at College Station	College Station, TX	53	—	87	87	100%	03/12
Waterford at Columbia	Columbia, SC	117	141	—	141	100%	11/00
Waterford at Corpus Christi	Corpus Christi, TX	50	—	56	56	100%	10/12
Waterford at Creekside	Pensacola, FL	84	—	98	98	100%	02/16
Waterford at Deer Park	Deer Park, TX	119	144	—	144	100%	11/00
Waterford at Dillon Pointe	Spartanburg, SC	51	—	55	55	100%	12/13
Waterford at Edison Lakes	South Bend, IN	116	—	138	138	100%	12/00
Waterford at Fairfield	Fairfield, OH	120	140	—	140	100%	11/00
Waterford at Fitchburg	Fitchburg, WI	82	—	150	150	100%	10/13
Waterford at Fort Worth	Fort Worth, TX	154	177	—	177	100%	06/00
Waterford at Hartford	Hartford, WI	39	—	53	53	100%	05/15
Waterford at Hidden Lake	Canton, GA	43	—	98	98	100%	12/14
Waterford at Highland Colony	Jackson, MS	119	143	—	143	100%	11/00
Waterford at Ironbridge	Springfield, MO	118	142	—	142	100%	06/01
Waterford at Levis Commons	Toledo, OH	146	163	44	207	100%	04/09
Waterford at Mansfield	Mansfield, OH	118	97	45	142	100%	10/00
Waterford at Mesquite	Mesquite, TX	153	176	—	176	100%	09/99
Waterford at Oakwood	Oakwood, GA	64	—	70	70	100%	09/13
Waterford at Oshkosh	Oshkosh, WI	91	—	109	109	100%	08/14
Waterford at Pantego	Pantego, TX	118	143	—	143	100%	12/00
Waterford at Park Falls	Park Falls, WI	36	—	36	36	100%	01/16
Waterford at Plano	Plano, TX	135	109	57	166	100%	12/00
Waterford at Plymouth	Plymouth, WI	69	—	82	82	100%	08/14
Waterford at Richmond Heights	Richmond Heights, OH	148	117	110	227	100%	04/09
Waterford at Thousand Oaks	San Antonio, TX	119	135	—	135	100%	05/00
Waterford at Virginia Beach	Virginia Beach, VA	111	—	138	138	100%	10/15
Waterford at West Bend	West Bend, WI	40	—	41	41	100%	05/15

			Resident Capacity[1]				Commencement
Community		Units	IL	AL	Total	Ownership	of Operations[2]
Waterford at Wisconsin Rapids	Wisconsin Rapids, WI	58	—	66	66	100%	01/16
Waterford on Cooper	Arlington, TX	105	—	151	151	100%	03/12
Waterford on Huebner	San Antonio, TX	119	135	—	135	100%	04/99
Wellington at Arapaho	Richardson, TX	140	113	57	170	100%	05/02
Wellington at Conroe	Conroe, TX	44	25	35	60	100%	03/12
Wellington at Dayton	Dayton, OH	149	146	94	240	100%	08/08
Wellington at Kokomo	Kokomo, IN	96	—	138	138	100%	07/11
Wellington at North Bend Crossing	Cincinnati, OH	122	54	146	200	100%	11/16
Wellington at North Richland Hills	North Richland Hills, TX	118	139	—	139	100%	01/02
Wellington at Southport	Indianapolis, IN	64	—	105	105	100%	10/12
Wellington at Springfield	Springfield, MA	235	119	117	236	100%	09/16
Whispering Pines Village	Columbiana, OH	68	24	88	112	100%	07/15
Whitcomb House	Milford, MA	87	—	87	87	100%	10/13
Woodlands of Columbus	Columbus, OH	116	—	117	117	100%	10/12
Woodlands of Hamilton	Hamilton, OH	77	—	100	100	100%	10/12
Woodlands of Shaker Heights	Shaker Heights, OH	66	—	85	85	100%	10/12
Woodview Assisted Living	Fort Wayne, IN	88	—	153	153	100%	12/13
Wynnfield Crossing Assisted Living	Rochester, IN	50	—	79	79	100%	07/11

		7,903	3,877	6,148	10,025

Leased:
Ventas:
Amberleigh	Buffalo, NY	267	387	66	453	N/A	01/92
Cottonwood Village	Cottonwood, AZ	163	131	58	189	N/A	03/91
Crown Pointe	Omaha, NE	136	85	80	165	N/A	08/00
Georgetowne Place	Fort Wayne, IN	159	242	—	242	N/A	10/05
Harrison at Eagle Valley[3]	Indianapolis, IN	104	138	—	138	N/A	03/91
Independence Village of East Lansing	East Lansing, MI	146	161	—	161	N/A	08/00
Independence Village of Olde Raleigh	Raleigh, NC	167	177	—	177	N/A	08/00
Rose Arbor	Maple Grove, MN	146	86	87	173	N/A	06/06
Villa Santa Barbara	Santa Barbara, CA	125	64	62	126	N/A	08/00
West Shores	Hot Springs, AR	137	131	42	173	N/A	08/00
Whitley Place	Keller, TX	47	—	65	65	N/A	02/08

HCN:
Azalea Trails Assisted Living	Tyler, TX	56	—	70	70	N/A	09/10
Buffalo Creek Assisted Living	Waxahachie, TX	56	—	70	70	N/A	09/10
Dogwood Trails Assisted Living	Palestine, TX	65	—	75	75	N/A	09/10
Hawkins Creek Assisted Living	Longview, TX	56	—	70	70	N/A	09/10
Hearth at Prestwick	Avon, IN	132	—	150	150	N/A	08/06
Hearth at Windermere	Fishers, IN	128	—	150	150	N/A	08/06
Heritage Oaks Assisted Living	Conroe, TX	75	—	90	90	N/A	09/10
Keepsake Village of Columbus	Columbus, IN	42	—	48	48	N/A	08/06
Magnolia Court Assisted Living	Nacogdoches, TX	56	—	70	70	N/A	09/10
Martin Crest Assisted Living	Weatherford, TX	56	—	86	86	N/A	09/10
Pecan Point Assisted Living	Sherman, TX	56	—	70	70	N/A	09/10
Santa Fe Trails Assisted Living	Cleburne, TX	56	—	86	86	N/A	09/10
Spring Lake Assisted Living	Paris, TX	56	—	70	70	N/A	09/10

			Resident Capacity[1]				Commencement
Community		Units	IL	AL	Total	Ownership	of Operations[2]
Spring Meadows Libertyville	Libertyville, IL	198	208	45	253	N/A	04/11
Spring Meadows Naperville	Naperville, IL	193	186	45	231	N/A	04/11
Spring Meadows at Summit	Summit, NJ	89	—	98	98	N/A	04/11
Spring Meadows at Trumbull	Trumbull, CT	152	182	56	238	N/A	04/11
Stonefield Assisted Living	McKinney, TX	75	—	90	90	N/A	09/10
Walnut Creek Assisted Living	Mansfield, TX	56	—	70	70	N/A	09/10
Waterford at Ames	Ames, IA	49	—	122	122	N/A	02/06
Waterford at Miracle Hills	Omaha, NE	54	—	70	70	N/A	03/06
Waterford at Roxbury Park	Omaha, NE	55	—	70	70	N/A	02/06
Waterford at Van Dorn	Lincoln, NE	63	—	84	84	N/A	02/06
Waterford at Woodbridge	Plattsmouth, NE	40	—	45	45	N/A	02/06

HCP:
Atrium of Carmichael	Sacramento, CA	151	155	—	155	N/A	01/92
Charlotte Square	Charlotte, NC	118	—	150	150	N/A	12/06
Chesapeake Place	Chesapeake, VA	103	—	153	153	N/A	12/06
Covenant Place of Abilene	Abilene, TX	50	—	55	55	N/A	08/04
Covenant Place of Burleson	Burleson, TX	74	—	80	80	N/A	08/04
Covenant Place of Waxahachie	Waxahachie, TX	50	—	55	55	N/A	08/04
Crescent Place	Cedar Hill, TX	80	—	85	85	N/A	11/05
Crescent Point	Cedar Hill, TX	111	134	—	134	N/A	08/04
Crosswood Oaks	Sacramento, CA	121	127	—	127	N/A	01/92
Good Place	North Richland Hills, TX	72	—	80	80	N/A	08/04
Greenville Place	Greenville, SC	85	—	153	153	N/A	12/06
Meadow Lakes	North Richland Hills, TX	118	145	—	145	N/A	08/04
Myrtle Beach Estates	Myrtle Beach, SC	101	—	156	156	N/A	12/06
Tesson Heights	St. Louis, MO	182	134	72	206	N/A	10/98
Veranda Club	Boca Raton, FL	186	129	97	226	N/A	01/92

		5,113	3,002	3,496	6,498
Total		13,016	6,879	9,644	16,523

(1)	Independent living (IL) residences and assisted living (AL) residences based on community licensure.

(2)	Indicates the date on which the Company acquired or commenced operating the community. The Company operated certain of its communities pursuant to management agreements prior to acquiring interests in or leasing the communities.

(3)	The Company’s home care agency is on-site at The Harrison at Eagle Valley community.

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

The following are the principal elements of the Company’s clear and differentiated growth strategy:

Organic Growth

The Company intends to continue to focus on its occupancy, rents and operating margins of its stabilized communities. The Company continually seeks to improve occupancy rates and increase average rents by: (i) retaining residents as they “age in place” by extending optional care and service programs and converting existing units to higher levels of care; (ii) attracting new residents through the use of technology to enhance Internet marketing and on-site marketing programs focused on residents and family members; (iii) aggressively seeking referrals from senior care referral services, professional community outreach sources, including area religious organizations, senior social service programs, civic and business networks, as well as the medical community; and (iv) continually refurbishing and renovating its communities.

Expansion and Conversions of Existing Communities

The Company intends to increase levels of care and capacity at certain of its existing communities through expansion and/or conversions of certain units. Increasing our levels of care and capacity is expected to increase revenue and operating income while meeting the needs of our residents who have an average age of 85 years.

Pursue Strategic Acquisitions

The Company intends to continue to pursue acquisitions of senior housing communities. Through strategic acquisitions, joint venture investments, or facility leases, the Company seeks to acquire communities in existing geographically concentrated regions as a means to increase market share, augment existing clusters, strengthen its ability to provide a broad range of care, and create operating efficiencies. As the industry continues to consolidate, the Company believes that opportunities will arise to acquire other senior living companies. The Company believes that the current fragmented nature of the senior living industry, combined with the Company’s financial resources, geographically concentrated regions, and extensive contacts within the industry, should provide it with the opportunity to evaluate a number of potential acquisition opportunities in the future. In reviewing acquisition opportunities, the Company will consider, among other things, geographic location, competitive climate, reputation and quality of management and communities, and the need for renovation or improvement of the communities.

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

Regional Management

The Company provides oversight and support to each of its senior housing communities through experienced regional and district managers. A district manager will generally oversee the marketing and operations of three to seven communities clustered in a small geographic area. A regional manager will generally cover a larger geographic area consisting of eight to thirteen communities. In most cases, the district and regional managers will office out of the Company’s senior housing communities. Currently, there are district and regional managers based in the East, Central Plains, South Central, Dallas, Indiana, Midwest, Texas, Southwest, and West regions.

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

Community-Based Management

An executive director manages the day-to-day operations at each senior housing community, including oversight of the quality of care, delivery of resident services, and monitoring of financial performance. The executive director is also responsible for all personnel, including food service, maintenance, activities, security, assisted living, housekeeping, and, where applicable, nursing or care services. In most cases, each community also has department managers who direct the environmental services, nursing or care services, business management functions, dining services, activities, transportation, housekeeping, and marketing functions.

The assisted living component of the senior housing communities is managed by licensed professionals, such as a nurse and/or a licensed administrator. These licensed professionals have many of the same operational responsibilities as the Company’s executive directors, but their primary responsibility is to oversee resident care. Many of the Company’s senior housing communities are part of a campus setting, which may include independent living and/or memory care. This campus arrangement allows for cross-utilization of certain support personnel and services, including administrative functions that result in greater operational efficiencies and lower costs than freestanding facilities.

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

Quality Assurance

Quality assurance programs are coordinated and implemented by the Company’s corporate and regional staff. The Company’s quality assurance is targeted to achieve maximum resident and resident family member satisfaction with the care and services delivered by the Company. The Company’s primary focus in quality control monitoring includes routine in-service training and performance evaluations of caregivers and other support employees. The Company has established a Corporate Quality Assurance Committee which consists of the President, Senior Vice-President, and Vice-President of Operations, Quality and Clinical Directors, and General Counsel. The purpose of the committee is to monitor and evaluate the processes by which care is delivered to our residents and the appropriateness and quality of care provided within each of our communities. Additional quality assurance measures include:

Resident and Resident’s Family Input.    On a routine basis, the Company provides residents and their family members the opportunity to provide valuable input regarding the day-to-day delivery of services. On-site management at each community has fostered and encouraged active resident councils and resident committees who meet independently. These resident bodies meet with on-site management on a monthly basis to offer input and suggestions as to the quality and delivery of services. Additionally, at each community the Company conducts annual resident satisfaction surveys to further monitor the satisfaction levels of both residents and their family members. These surveys are sent directly to a third party firm for tabulation, then to the Company’s corporate headquarters for distribution to onsite staff. In each of fiscal 2016 and 2015, the Company achieved 95% approval ratings from its residents. For any departmental area of service scoring below 90%, a corrective action plan is developed jointly by on-site, regional and corporate staff for immediate implementation.

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

Government Regulation

Changes in existing laws and regulations, adoption of new laws and regulations, and new interpretations of existing laws and regulations could have a material effect on the Company’s operations. Failure by the Company to comply with applicable regulatory requirements could have a material adverse effect on the Company’s business, financial condition, cash flows, and results of operations. Accordingly, the Company monitors legal and regulatory developments on local and national levels.

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

The Company believes that its communities are in substantial compliance with applicable regulatory requirements. However, unannounced surveys or inspections may occur annually or bi-annually, or following a regulator’s receipt of a complaint about a community. In the ordinary course of business, one or more of the Company’s communities could be cited for deficiencies resulting from such inspections or surveys. Most inspection deficiencies are resolved through an agreed upon plan of corrective action relating to the community’s operations, but the reviewing agency typically has the authority to take further action against a licensed or certified community, which could result in the imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions, loss of certification as a provider under federal health care programs or imposition of other sanctions, including criminal penalties. Loss, suspension or modification of a license may also cause us to default under our loan or lease agreements and/or trigger cross-defaults. Sanctions may be taken against providers or facilities without regard to the providers’ or facilities’ history of compliance. We may also expend considerable resources to respond to federal and state investigations or other enforcement action under applicable laws or regulations. To date, none of the deficiency reports received by us has resulted in a suspension, fine or other disposition that has had a material adverse effect on our revenues. However, any future substantial failure to comply with any applicable legal and regulatory requirements could result in a material adverse effect to our business as a whole. In addition, states’ Attorneys General vigorously enforce consumer protection laws as those laws relate to the senior living industry. State Medicaid Fraud and Abuse Units may also investigate assisted living communities even if the community or any of its residents do not receive federal or state funds.

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

Competition

The senior living industry is highly competitive, and the Company expects that all segments of the industry will become increasingly competitive in the future. Although there are a number of substantial companies active in the senior living industry and in the markets in which the Company operates, the industry continues to be very fragmented and characterized by numerous small operators. The Company primarily competes with national operators such as Brookdale Senior Living Inc. and Five Star Quality Care, Inc. and other regional and local independent operators. The Company believes that the primary competitive factors in the senior living industry are: (i) location; (ii) reputation for and commitment to a high quality of service; (iii) quality on-site staff and support service offerings (such as food services); (iv) fair price for services provided; and (v) physical appearance and amenities associated with the communities. The Company competes with other companies providing independent living, assisted living, skilled nursing, home health care, and other similar service and care alternatives, some of whom may have greater financial resources than the Company. Because seniors tend to choose senior housing communities near their homes, the Company’s principal competitors are other senior living and long-term care communities in the same geographic areas as the Company’s communities. The Company also competes with other health care businesses with respect to attracting and retaining nurses, technicians, aides and other high quality professional and non-professional employees and managers.

Employees

As of December 31, 2016, the Company employed 7,658 persons, of which 4,152 were full-time employees (108 of whom are located at the Company’s corporate offices) and 3,506 were part-time employees. None of the Company’s employees are currently represented by a labor union and the Company is not aware of any union organizing activity among its employees. The Company believes that its relationship with its employees is good.

Executive Officers and Other Key Employees of the Registrant

The following table sets forth certain information concerning each of the Company’s executive officers and other key employees as of December 31, 2016:

Name	Age	Position(s) with the Company
Lawrence A. Cohen	63	Chief Executive Officer and Vice Chairman of the Board
Carey P. Hendrickson	54	Senior Vice President and Chief Financial Officer
David R. Brickman	58	Senior Vice President, Secretary and General Counsel
David W. Beathard, Sr.	69	Senior Vice President — Operations
Kevin E. Wilbur.	52	Vice President — Operations
Gary E. Fernandez	53	Vice President — National Sales and Marketing
Joseph G. Solari	52	Vice President — Corporate Development
Gloria M. Holland	49	Vice President — Finance
Glen H. Campbell	72	Vice President — Asset Management
Christopher H. Lane	45	Vice President — Financial Reporting
Robert F. Hollister	61	Property Controller
Donald S. Beasley	41	Director of Human Resources

Lawrence A. Cohen has served as one of our directors since November 1996 and as Vice Chairman of the Board since November 1996. He has served as our Chief Executive Officer since May 1999 and was our Chief Financial Officer from November 1996 to May 1999. From 1991 to 1996, Mr. Cohen served as President and Chief Executive Officer of Paine Webber Properties Incorporated. Mr. Cohen serves on the boards of various charitable organizations and is active in several industry associations. Mr. Cohen was a founding member and is Chairman of the American Seniors Housing Association and serves on the Operator Advisory Board of the National Investment Center for the Seniors Housing & Care Industry. He received an LL.M. in Taxation from New York University School of Law, a JD from St. John’s University School of Law, and a BBA in Accounting from The George Washington University. Mr. Cohen has had positions with businesses involved in senior living for 32 years.

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

David R. Brickman is currently the Senior Vice President, Secretary, and General Counsel of the Company. He served as Vice President and General Counsel of the Company and its predecessors since July 1992 and has served as Secretary of the Company since May 2007. From 1989 to 1992, Mr. Brickman served as in-house counsel with LifeCo Travel Management Company, a corporation that provided travel services to U.S. corporations. Mr. Brickman earned a Juris Doctor and Masters of Business Administration from the University of South Carolina and a Masters in Health Administration from Duke University. He currently serves on the Board of Advisors for the Southern Methodist University Corporate Counsel Symposium. He is also a member of the National Center for Assisted Living In-house Counsel Roundtable Task Force, as well as the Long-Term Care Risk Legal Forum. Mr. Brickman has either practiced law or performed in-house counsel functions for 30 years.

David W. Beathard, Sr. is currently the Senior Vice President — Operations of the Company. He served as Vice President — Operations of the Company and its predecessors from August 1996 to June 2013. From 1992 to 1996, Mr. Beathard owned and operated a consulting firm, which provided operational, marketing, and feasibility consulting regarding senior housing facilities. Mr. Beathard has been active in the operational, sales and marketing, and construction oversight aspects of senior housing for 43 years.

Kevin E. Wilbur joined the Company in February 2000 as an Executive Director and served in that capacity until being promoted to a District Manager role and then to a Regional Manager of Operations role. He was promoted to his current position of Vice President — Operations in December 2016. Prior to joining the Company in 2000, Mr. Wilbur was employed by Lantis Enterprises as an Executive Director. He is a graduate of the Nebraska College of Business and also attended Bellevue University. Mr. Wilbur has been active in the operational and marketing aspects of senior housing for over 21 years.

Gary E. Fernandez joined the Company in October 2001 as a Regional Sales and Marketing Director and served in such capacity until being promoted to his current position of Vice President — National Sales and Marketing in January 2014. In addition to his role as Regional Sales and Marketing Director with the Company, he served as Director of Corporate Marketing and Media from 2002 to 2003. Prior to joining the Company, he served as National Sales and Marketing Director with Hearthstone Assisted Living from 1999 to 2001. He also served as Director of Advertising with Alterra Healthcare from 1997 to 1999. He is a graduate of the University of Wisconsin – Milwaukee and has been active in the senior housing industry for 19 years.

Joseph G. Solari joined the Company as Vice President — Corporate Development in September 2010. Mr. Solari has more than 19 years of experience originating, structuring, negotiating and executing the acquisition, sale and divestiture of healthcare real estate and real estate operating companies. Prior to joining the Company, from 2007 to 2009, Mr. Solari was Managing Director, Acquisitions for Ventas, Inc., where he was responsible for the firm’s real estate investment activities in the seniors housing and skilled nursing industries. Prior to Ventas, Inc., from 1999 to 2007, Mr. Solari spent eight years in the healthcare investment banking group of Houlihan Lokey, where he was responsible for the origination and execution of merger and acquisition, private placement and financial restructuring engagements for the firm’s healthcare clients, with particular focus on facility-based, healthcare services companies. Mr. Solari earned his Masters in Business Administration degree from Virginia Commonwealth University.

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

Glen H. Campbell has served as Vice President — Asset Management of the Company since September 1997. From 1990 to 1997 Mr. Campbell served as Vice President of Development for Greenbrier Corporation, an assisted living development and management company. From 1985 to 1990 Mr. Campbell served as Director of Facility Management for Retirement Corporation of America. Mr. Campbell has been active in the design and development of retirement communities for 44 years.

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

Donald S. Beasley, joined the Company in August 2011 as Director of Employee Relations and has served as the Director of Human Resources since May, 2013. Prior to joining the Company, Mr. Beasley served as Vice President and Director of Human Resources at ASAlliances Biofuels as well as Carillon, Inc, a large senior housing provider. He has also held several positions within Motorola, Inc. serving their supply chain/logistics business as well as Corporate Human Resources. Mr. Beasley earned a bachelor’s degree in Psychology and Master of Business Administration in HR, and is currently certified as a Senior Professional in Human Resources as well as Senior Certified Professional by the Society for Human Resource Management.

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

As of December 31, 2016, we had mortgage and other indebtedness, excluding deferred loan costs, totaling approximately $910.2 million. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover required interest and principal payments. Any payment or other default could cause the applicable lender to foreclose upon the communities securing the indebtedness with a consequent loss of income and asset value to us. Further, because some of our mortgages contain cross-default and cross-collateralization provisions, a payment or other default by us with respect to one community could affect a significant number of our other communities.

We have significant lease obligations and our failure to generate cash flows sufficient to cover these lease obligations could result in defaults under the lease agreements.

As of December 31, 2016, we leased 50 communities with future lease obligations totaling approximately $524.2 million, with minimum lease obligations of $66.6 million in fiscal 2017. Effective January 31, 2017, the Company acquired four of its leased communities which resulted in a $44.9 million reduction to total future lease obligations, with a $5.3 million reduction to minimum lease obligations in fiscal 2017. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover these required operating lease obligations. Any payment or other default under any such lease could result in the termination of the lease, with a consequent loss of income and asset value to us. Further, because our leases contain cross-default provisions, a payment or other default by us with respect to one leased community could affect all of our other leased communities with related lessors. Certain of our leases contain various financial and other restrictive covenants, which could limit our flexibility in operating our business. Failure to maintain compliance with the lease obligations as set forth in our lease agreements could have a material adverse impact on us. The termination of a significant portion of our facility lease agreements could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

Increases in market interest rates and/or the Consumer Price Index (“CPI”) could significantly increase the costs of our floating rate debt and lease obligations, which could adversely affect our liquidity and earnings.

Our floating rate debt and lease obligations and any future indebtedness and lease obligations, if applicable, exposes us to interest rate and CPI risk. Therefore, any increase in prevailing interest rates or CPI could increase our future interest and/or lease payment obligations, which could in the future have a material adverse effect on our business, financial condition, cash flows, and results of operations.

We cannot assure that we will be able to effectively manage our growth.

We intend to expand our operations, directly or indirectly, through the acquisition of existing senior housing communities and/or the expansion of some of our existing senior housing communities. The success of our growth strategy will depend, in large part, on our ability to implement these plans and to effectively operate these communities. If we are unable to manage our growth effectively, our business, financial condition, cash flows, and results of operations may be adversely affected.

We cannot assure that we will attempt to, or be able to, acquire additional senior housing communities, or expand existing senior housing communities.

The acquisition of existing communities or other businesses involves a number of risks. Existing communities available for acquisition frequently serve or target different markets than those presently served by us. We may also determine that renovations of acquired communities and changes in staff and operations management personnel are necessary to successfully integrate those communities or businesses into our existing operations. The costs incurred to reposition or renovate newly acquired communities may not be recovered by us. In undertaking acquisitions, we also may be adversely impacted by unforeseen liabilities attributable to the prior operators of those communities or businesses, against whom we may have little or no recourse. The success of our acquisition strategy will be determined by numerous factors, including our ability to identify suitable acquisition candidates; the competition for those acquisitions; the purchase price; the requirement to make operational or structural changes and improvements; the financial performance of the communities or businesses after acquisition; our ability to finance the acquisitions; and our ability to integrate effectively any acquired communities or businesses into our management, information, and operating systems. We cannot assure that our acquisition of senior housing communities or other businesses will be completed at the rate currently expected, if at all, or if completed, that any acquired communities or businesses will be successfully integrated into our operations.

Our ability to successfully expand existing senior housing communities will depend on a number of factors, including, but not limited to, our ability to acquire suitable sites at reasonable prices; our success in obtaining necessary zoning, licensing, and other required governmental permits and authorizations; and our ability to control construction costs and accurately project completion schedules. Additionally, we anticipate that the expansion of existing senior housing communities may involve a substantial commitment of capital for a period of time of two years or more until the expansions are operating and producing revenue, the consequence of which could be an adverse impact on our liquidity.

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

Approximately 94.5% of our total revenues from communities that we operated were attributable to private pay sources and approximately 5.5% of our revenues from these communities were attributable to reimbursements from Medicaid, in each case, during fiscal 2016. We expect to continue to rely primarily on the ability of residents to pay for our services from their own or family financial resources. Unfavorable economic conditions in the housing, financial, and credit markets, inflation, or other circumstances that adversely affect the ability of the elderly to pay for our services could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

The senior living services industry is very competitive and some competitors may have substantially greater financial resources than us.

The senior living services industry is highly competitive, and we expect that all segments of the industry will become increasingly competitive in the future. We compete with other companies providing independent living, assisted living, home health care and other similar services and care alternatives. We also compete with other health care businesses with respect to attracting and retaining nurses, technicians, aides and other high quality professional and non-professional employees and managers. Although we believe there is a need for senior housing communities in the markets where we operate residences, we expect that competition will increase from existing competitors and new market entrants, some of whom may have substantially greater financial resources than us. In addition, some of our competitors operate on a not-for-profit basis or as charitable organizations and have the ability to finance capital expenditures on a tax-exempt basis or through the receipt of charitable contributions, neither of which are available to us. Furthermore, if the development of new senior housing communities outpaces the demand for those communities in the markets in which we have senior housing communities, those markets may become saturated. Regulation in the independent and assisted living industry is not substantial. Consequently, development of new senior housing communities could outpace demand. An oversupply of those communities in our markets could cause us to experience decreased occupancy, reduced operating margins and lower profitability.

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

In March 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) was passed and signed into law. This legislation expands health care coverage to many uninsured individuals and expands health care coverage to those already insured under existing plans. The health care reform legislation includes, among other things, guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded, and imposes new and significant taxes on health insurers and health care benefits. Provisions of the health care reform legislation become effective at various dates over the next several years. The United States Department of Health and Human Services, National Association of Insurance Commissioners, Department of Labor and Treasury Department continue to issue necessary enabling regulations and guidance with respect to the health care reform legislation. Due to the breadth and complexity of the health care reform legislation, the lack of implementing regulations and inter-

pretative guidance, and the phased-in nature of the implementation, it is difficult to predict the overall impact this legislation will have over the coming years; however, this legislation could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

There is an inherent risk of liability in the provision of personal and health care services, not all of which may be covered by insurance.

The provision of personal and health care services in the long-term care industry entails an inherent risk of liability. In recent years, participants in the long-term care industry have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and result in the incurrence of significant defense costs. Moreover, senior housing communities offer residents a greater degree of independence in their daily living. This increased level of independence may subject the resident and, therefore, us to risks that would be reduced in more institutionalized settings. We currently maintain insurance in amounts we believe are comparable to those maintained by other senior living companies based on the nature of the risks, our historical experience and industry standards, and we believe that this insurance coverage is adequate. However, we may become subject to claims in excess of our insurance or claims not covered by our insurance, such as claims for punitive damages, terrorism and natural disasters. A claim against us not covered by, or in excess of, our insurance could have a material adverse effect upon us.

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

Federal and state governments regulate various aspects of our business. The development and operation of senior housing communities and the provision of health care services are subject to federal, state and local licensure, certification and inspection laws that regulate, among other matters, the number of licensed beds, the provision of services, the distribution of pharmaceuticals, billing practices and policies, equipment, staffing (including professional licensing), operating policies and procedures, fire prevention measures, environmental matters, and compliance with building and safety codes. Failure to comply with these laws and regulations could result in the denial of reimbursement, the imposition of fines, temporary suspension of admission of new residents, suspension or decertification from the Medicaid program, restrictions on the ability to acquire new communities or expand existing communities and, in extreme cases, the revocation of a community’s license or closure of a community. We believe that such regulation will increase in the future and we are unable to predict the content of new regulations or their effect on our business, any of which could materially adversely affect us.

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

In addition to the anti-takeover provisions described above, we are subject to Section 203 of the Delaware General Corporation Law. Section 203 generally prohibits a person beneficially owning, directly or indirectly, 15% or more of our outstanding common stock from engaging in a business combination with us for three years after the person acquired the stock. However, this prohibition does not apply if (A) our directors approve in advance the person’s ownership of 15% or more of the shares or the business combination or (B) the business combination is approved by our stockholders by a vote of at least two-thirds of the outstanding shares not owned by the acquiring person.

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

The executive and administrative offices of the Company are located at 14160 Dallas Parkway, Suite 300, Dallas, Texas 75254, and consist of approximately 26,000 square feet. The lease on the premises currently extends through September 2020. The Company believes that its corporate office facilities are adequate to meet its requirements through at least fiscal 2017 and that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate operations. The Company also leases executive office space in New York, New York pursuant to a two-year lease agreement.

As of December 31, 2016, the Company owned or leased and managed the senior housing communities referred to in Item 1 above under the caption “Operating Communities.”

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

(a) Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

Market Information and Holders

The Company’s shares of common stock are listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “CSU”. The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s common stock, as reported on the NYSE. At February 24, 2017, there were approximately 189 stockholders of record of the Company’s common stock.

	2016		2015
Year	High	Low	High	Low
First Quarter	$20.71	$14.58	$26.75	$22.52
Second Quarter	20.85	15.89	27.75	24.40
Third Quarter	19.92	15.70	24.97	19.20
Fourth Quarter	17.89	12.65	24.55	19.59

Dividends

It is the policy of the Company’s Board of Directors to retain all future earnings to finance the operation and expansion of the Company’s business. Accordingly, the Company did not declare or pay cash dividends on its common stock during fiscal 2016 or 2015 and does not anticipate declaring or paying cash dividends on the common stock in the foreseeable future. The payment of cash dividends in the future will be at the sole discretion of the Company’s Board of Directors and will depend on, among other things, the Company’s earnings, operations, capital requirements, financial condition, restrictions in then existing financing agreements, and other factors deemed relevant by the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information relating to the Company’s equity compensation plans as of December 31, 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of the Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	—	$—	1,287,267
Equity compensation plans not approved by security holders	—	—	—

Total	—	$—	1,287,267

Performance Graph

The following Performance Graph shows the cumulative total return for the five-year period ended December 31, 2016, in the value of $100 invested in: (1) the Company’s common stock; (2) the Standard & Poor’s Broad Market Index (the “S&P 500”); and (3) the common stock of the Peer Group (as defined below) of companies, whose returns represent the arithmetic average of such companies. The values with each investment as of the beginning of each year are based on share price appreciation and the reinvestment of any dividends on the respective ex-dividend dates.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Capital Senior Living Corporation, the S&P 500 Index,

and a Peer Group

The preceding graph assumes $100 invested at the beginning of the measurement period, including reinvestment of any dividends, in the Company’s common stock, the S&P 500, and the Peer Group and was plotted using the following data:

	Cumulative Total Returns
	12/11	12/12	12/13	12/14	12/15	12/16
Capital Senior Living Corporation	100.00	235.39	302.14	313.73	262.72	202.14
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
Peer Group	100.00	146.96	157.99	206.30	105.44	71.76

The Company’s Peer Group, which was selected in good faith on an industry basis, consists of Brookdale Senior Living, Inc. and Five Star Quality Care, Inc.

(b) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects shares repurchased by the Company pursuant to its share repurchase program (as described below) as of December 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Total at September 30, 2016	494,115	$6.94	494,115	$6,570,222
October 1 – October 31, 2016	—	—	—	6,570,222
November 1 – November 30, 2016	—	—	—	6,570,222
December 1 – December 31, 2016	—	—	—	6,570,222

Total at December 31, 2016	494,115	$6.94	494,115	$6,570,222

(1)	On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. On January 14, 2016, the Company announced that its board of directors approved a continuation of the share repurchase program. All shares that have been acquired by the Company under this program were purchased in open-market transactions.

ITEM 6.	SELECTED FINANCIAL DATA.

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

	At and for the Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share and other data)
Consolidated Statements of Operations and Comprehensive Loss Data:
Total revenues	$447,448	$412,177	$383,925	$350,362	$310,536
Income from operations	14,390	18,835	13,900	11,250	13,655
Net (loss) income	(28,017)	(14,284)	(24,126)	(16,504)	(3,119)
Net loss per share:
Basic net loss per share	$(0.97)	$(0.50)	$(0.83)	$(0.58)	$(0.11)
Diluted net loss per share	$(0.97)	$(0.50)	$(0.83)	$(0.58)	$(0.11)
Balance Sheet Data:
Cash and cash equivalents (excluding restricted cash)	$34,026	$56,087	$39,209	$13,611	$18,737
Working capital (deficit)(1)	638	26,726	13,113	(5,892)	(5,712)
Total assets(1)	1,145,781	1,019,033	891,370	745,549	636,942
Long-term debt, excluding current portion(1)	882,504	754,949	592,884	467,376	342,366
Shareholders’ equity	$116,918	$135,746	$141,174	$157,950	$168,594
Other Data:
Communities (at end of period)
Owned or leased	129	121	117	109	98
Joint ventures & managed	—	—	—	3	3

Total	129	121	117	112	101
Resident capacity:
Owned or leased	16,523	15,416	15,149	13,939	12,973
Joint ventures & managed	—	—	—	674	674

Total	16,523	15,416	15,149	14,613	13,647

(1)	Working capital, total assets, and long-term debt, excluding current portion, for fiscal 2016 and 2015 excludes $9,841 and $8,532, respectively, in debt issuance costs, net of accumulated amortization, and fiscal 2014 was revised from amounts previously reported to reflect the impact of reclassifying $6,331 in debt issuance costs, net of accumulated amortization, from other assets to notes payable. This revision was due to the Company’s adoption of ASU 2015-03, Interest—Imputation of Interest- Simplifying the Presentation of Debt Issuance Costs, during the fourth quarter of fiscal 2015 which required current and retrospective application to the Company’s Consolidated Balance Sheets for all periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

The following discussion and analysis addresses (i) the Company’s results of operations on a historical consolidated basis for the years ended December 31, 2016, 2015, and 2014, and (ii) liquidity and capital resources of the Company and should be read in conjunction with the Company’s historical consolidated financial statements and the selected financial data contained elsewhere in this report.

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

As of December 31, 2016, the Company operated 129 senior housing communities in 23 states with an aggregate capacity of approximately 16,500 residents, including 79 senior housing communities which the Company owned and 50 senior housing communities the Company leased. As of December 31, 2016, the Company also operated one home care agency.

Significant Financial and Operational Highlights

The Company primarily derives its revenue by providing senior living and healthcare services to the elderly. When comparing fiscal 2016 to fiscal 2015, the Company generated total revenues of approximately $447.4 million compared to total revenues of approximately $412.2 million, respectively, representing an increase of approximately $35.3 million, or 8.6%. The increase in revenues primarily results from the senior housing communities acquired by the Company during fiscal 2016 and a full year of activity for the senior housing communities acquired by the Company during fiscal 2015.

The weighted average financial occupancy rate for our consolidated communities for the fiscal years ended December 31, 2016 and 2015 was approximately 88.0%. Although our total consolidated occupancies remained unchanged, we achieved an increase in average monthly rental rates of 3.4% at our consolidated communities when comparing fiscal 2016 to fiscal 2015. On a same-store basis, the weighted average financial occupancy rate for our consolidated communities for the fiscal years ended December 31, 2016 and 2015 was 87.8%. Although our same-store occupancies also remained unchanged, we achieved an increase in average monthly rental rates of 2.0% when comparing fiscal 2016 to fiscal 2015. The increase in average monthly rental rates was primarily the result of our recent community acquisitions and the capital improvements we have invested in our communities for unit conversions which enable us to provide a broader range of senior living services at higher levels of care.

On December 22, 2016, the Company completed supplemental mortgage financing of approximately $5.0 million from Fannie Mae at a fixed interest rate of 5.84% on one community located in Lamberville, Michigan. The supplemental mortgage loan is coterminous, cross-collateralized and cross-defaulted with the original existing mortgage debt maturing in April 2026.

On December 22, 2016, the Company completed supplemental mortgage financing of approximately $1.5 million from Fannie Mae at a fixed interest rate of 5.81% on one community located in Mishawaka, Indiana. The supplemental mortgage loan is coterminous, cross-collateralized and cross-defaulted with the original existing mortgage debt maturing in December 2025.

On December 22, 2016, the Company completed supplemental mortgage financing of approximately $3.7 million from Fannie Mae at a fixed interest rate of 5.72% on one community located in Roanoke, Virginia. The supplemental mortgage loan is coterminous, cross-collateralized and cross-defaulted with the original existing mortgage debt maturing in September 2024.

On December 15, 2016, the Company completed supplemental mortgage financing of approximately $5.4 million from Fannie Mae at a fixed interest rate of 5.53% on one community located in Toledo, Ohio. The supplemental mortgage loan is coterminous, cross-collateralized and cross-defaulted with the original existing mortgage debt maturing in April 2025.

Effective November 2, 2016, the Company closed the acquisition of one senior housing community located in Cincinnati, Ohio, for $29.0 million (the “Cincinnati Transaction”). The community consists of 45 independent living units and 77 assisted living units. The Company obtained financing from Fannie Mae for approximately $22.0 million of the acquisition price at a fixed interest rate of 4.24% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective September 30, 2016, the Company closed the acquisition of one senior housing community located in Springfield, Massachusetts for $27.0 million (the “Springfield Transaction”). The community consists of 97 independent living units and 90 assisted living units. The Company obtained financing from Fannie Mae for $20.3 million of the acquisition price at a fixed interest rate of 4.10% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective September 27, 2016, the Company closed the acquisition of one senior housing community located in Kingwood, Texas for $18.0 million (the “Kingwood Transaction”). The community consists of 96 assisted living units. The Company obtained financing from Protective Life Insurance Company (“Protective Life”) for $13.0 million of the acquisition price at a fixed interest rate of 4.13% with a 15-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

On September 23, 2016, the Company completed supplemental mortgage financing of approximately $3.5 million from Fannie Mae at a fixed interest rate of 4.85% on one senior housing community located in Jeffersonville, Indiana. The supplemental mortgage loan is coterminous, cross-collateralized and cross-defaulted with the original mortgage debt maturing in April 2022.

On September 23, 2016, the Company completed supplemental mortgage financing of approximately $3.8 million from Fannie Mae at a fixed interest rate of 4.85% on one senior housing community located in Irving, Texas. The supplemental mortgage loan is coterminous, cross-collateralized and cross-defaulted with the original mortgage debt maturing in May 2022.

On August 2, 2016, the Company completed supplemental mortgage financing of approximately $2.1 million from Fannie Mae at a fixed interest rate of 4.97% on one senior housing community located in Conroe, Texas. The supplemental mortgage loan is coterminous, cross-collateralized and cross-defaulted with the original mortgage debt maturing in April 2022.

Effective July 31, 2016, the Company extended the maturity of its mortgage loan with Berkadia Commercial Mortgage LLC (“Berkadia”) on one of its senior housing communities located in Canton, Ohio. The maturity date was extended from July 10, 2017 to July 10, 2018 with an initial variable interest rate of LIBOR plus 4.50% with principal amortized over 25 years.

On June 15, 2016, the Company completed supplemental mortgage financing of approximately $16.9 million from Fannie Mae at a fixed interest rate of 4.98% on four senior housing communities located in Texas, two senior housing communities located in Ohio, and one senior housing community located in Missouri. The supplemental mortgage loans are coterminous, cross-collateralized and cross-defaulted with the original mortgage debt maturing in July 2024.

On May 3, 2016, the Company drew down approximately $2.6 million of supplemental funding proceeds from Protective Life associated with the previous acquisition of one senior housing community located in Indianapolis, Indiana, during fiscal 2015, at a fixed interest rate of 4.25% with a 10-year term and principal amortized over a 30-year term. The loan commitment was based on certain funding requirements being met and was available to the Company through February 28, 2018.

Effective February 16, 2016, the Company closed the acquisition of two senior housing communities located in Pensacola, Florida for $48.0 million (the “Pensacola Transaction”). The two communities consist of 179 assisted living units. The Company obtained financing from Protective Life for $35.0 million of the acquisition price at a fixed interest rate of 4.38% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

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

Facility Leases

As of December 31, 2016, the Company leased 50 senior housing communities from certain real estate investment trusts (“REITs”). The lease terms are generally for 10-15 years with renewal options for 5-20 years at the Company’s option. Under these lease agreements, the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. No new facility leases were entered into by the Company during fiscal 2016.

As of December 31, 2016, the Company leased 11 senior housing communities (collectively the “Ventas Lease Agreements”) from Ventas, Inc. (“Ventas”). During the second quarter of fiscal 2015, the Company executed amendments to the master lease agreements with Ventas to facilitate up to $24.5 million of leasehold improvements for 10 communities within the Ventas lease portfolio and extend the lease terms until September 30, 2025, with two five-year renewal extensions available at the Company’s option. Additionally, during the second quarter of fiscal 2016, the Company executed amendments to the master lease agreements with Ventas to increase the Special Project Funds for leasehold improvements from $24.5 million to $28.5 million and extend the date for completion of the leasehold improvements to June 30, 2017. The initial lease rates under each of the Ventas Lease Agreements ranged from 6.75% to 8% and are subject to certain conditional escalation clauses which will be recognized when probable or incurred. The Company incurred $11.4 million in lease acquisition and modification costs related to the Ventas Lease Agreements. These deferred lease acquisition and modification costs are being amortized over the lease terms and are included in facility lease expense in the Company’s Consolidated Statement of Operations and Comprehensive Loss. The Company accounts for nine of the Ventas Lease Agreements as an operating lease and two as a capital lease and financing obligation. On January 31, 2017, the Company acquired four of its senior housing communities leased from Ventas for a total acquisition price of $85.0 million. The Company obtained interim, interest only, bridge financing from Berkadia for $65.0 million of the acquisition price with an initial variable interest rate of LIBOR plus 4.0% and a 36-month term, with the balance of the acquisition price paid from the Company’s existing cash resources.

As of December 31, 2016, the Company leased 15 senior housing communities (collectively the “HCP Lease Agreements”) from HCP, Inc. (“HCP”). During the fourth quarter of fiscal 2013, the Company executed an amendment to the master lease agreement with HCP to facilitate up to $3.3 million of leasehold improvements for one community within the HCP lease portfolio and extend the initial lease terms for nine communities until October 31, 2020, with two 10-year renewal extensions available at the Company’s option. During the second quarter of fiscal 2015, the Company exercised its right to extend the lease term with HCP for the remaining six communities in the HCP lease portfolio until April 30, 2026, with one 10-year renewal extension available at the Company’s option. The initial lease rates under the HCP Lease Agreements ranged from 7.25% to 8% and are subject to certain conditional escalation clauses, which will be recognized when probable or incurred. The Company incurred $1.6 million in lease acquisition and modification costs related to the HCP Lease Agreements.

These deferred lease acquisition and modification costs are being amortized over the lease terms and are included in facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company accounts for each of the HCP Lease Agreements as an operating lease.

As of December 31, 2016, the Company leased 24 senior housing communities (collectively the “Welltower Lease Agreements”) from Welltower, Inc., formerly Health Care REIT, Inc. (“Welltower”). The Welltower Lease Agreements each have an initial term of 15 years, with one 15-year renewal extension available at the Company’s option. The initial lease rates under the Welltower Lease Agreements ranged from 7.25% to 8.5% and are subject to certain conditional escalation clauses, which will be recognized when probable or incurred. The initial terms on the Welltower Lease Agreements expire on various dates through April 2026. The Company incurred $2.1 million in lease acquisition costs related to the Welltower Lease Agreements. These deferred lease acquisition costs are being amortized over the lease terms and are included in facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company accounts for each of the Welltower Lease Agreements as an operating lease.

The following table summarizes each of the Company’s facility lease agreements as of December 31, 2016 (dollars in millions):

Landlord	Date of Lease	Number of Communities	Value of Transaction	Term	Initial Lease Rate(1)	Lease Acquisition and Modification Costs(2)	Deferred Gains / Lease Concessions(3)
Ventas	September 30, 2005	6	$84.6	(4) (Two five-year renewals)	8%	$9.5	$4.6
Ventas	October 18, 2005	1	19.5	(4) (Two five-year renewals)	8%	0.3	—
Ventas	June 8, 2006	1	19.1	(4) (Two five-year renewals)	8%	0.6	—
Ventas	January 31, 2008	1	5.0	(4) (Two five-year renewals)	7.75%	0.2	—
Ventas	June 27, 2012	2	43.3	(4) (Two five-year renewals)	6.75%	0.8	—
HCP	May 1, 2006	3	54.0	(5) (Two ten-year renewals)	8%	0.3	12.8
HCP	May 31, 2006	6	43.0	(6) (One ten-year renewal)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	(5) (Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	(5) (Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	(5) (Two ten-year renewals)	7.25%	0.1	—
Welltower	April 16, 2010	5	48.5	15 years (One 15-year renewal)	8.25%	0.6	0.8
Welltower	May 1, 2010	3	36.0	15 years (One 15-year renewal)	8.25%	0.2	0.4
Welltower	September 10, 2010	12	104.6	15 years (One 15-year renewal)	8.50%	0.4	2.0
Welltower	April 8, 2011	4	141.0	15 years (One 15-year renewal)	7.25%	0.9	16.3

Subtotal						15.1	37.5
Accumulated amortization through December 31, 2016						(8.0)	—
Accumulated deferred gains / lease concessions recognized through December 31, 2016						—	(22.1)

Net lease acquisition costs / deferred gains / lease concessions as of December 31, 2016						$7.1	$15.4

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as set forth in each respective lease agreement.

(2)	Lease acquisition and modification costs are being amortized over the respective lease terms.

(3)	Deferred gains of $34.9 million and lease concessions of $2.6 million are being recognized in the Company’s Consolidated Statements of Operations and Comprehensive Loss as a reduction in facility lease expense over the respective initial lease terms. Lease concessions of $0.6 million relate to the transaction with HCP on May 31, 2006, and $2.0 million relate to the transaction with HCN on September 10, 2010.

(4)	Effective June 17, 2015, the Company executed amendments to the master lease agreements with Ventas to facilitate up to $24.5 million of leasehold improvements for 10 of the leased communities and extend the lease terms through September 30, 2025, with two 5-year renewal extensions available at the Company’s option. Additionally, effective June 30, 2016, the Company executed amendments to the master lease agreements with Ventas to increase the Special Project Funds for leasehold improvements from $24.5 million to $28.5 million and extend the date for completion of the improvements to June 30, 2017. On January 31, 2017, the Company acquired four of its senior housing communities leased from Ventas for a total acquisition price of $85.0 million.

(5)	On November 11, 2013, the Company executed an amendment to the master lease agreement associated with nine of its leased communities with HCP to facilitate up to $3.3 million of leasehold improvements for one of the leased communities and extend the respective lease terms through October 31, 2020, with two 10-year renewal extensions available at the Company’s option.

(6)	On April 24, 2015, the Company exercised its right to extend the lease terms with HCP through April 30, 2026, with one 10-year renewal extension remaining available at the Company’s option.

Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at December 31, 2016 and 2015.

Debt Transactions

On December 22, 2016, the Company completed supplemental mortgage financing of approximately $5.0 million from Fannie Mae at a fixed interest rate of 5.84% on one community located in Lamberville, Michigan. The supplemental mortgage loan is coterminous, cross-collateralized and cross-defaulted with the original existing mortgage debt maturing in April 2026.

On December 22, 2016, the Company completed supplemental mortgage financing of approximately $1.5 million from Fannie Mae at a fixed interest rate of 5.81% on one community located in Mishawaka, Indiana. The supplemental mortgage loan is coterminous, cross-collateralized and cross-defaulted with the original existing mortgage debt maturing in December 2025.

On December 22, 2016, the Company completed supplemental mortgage financing of approximately $3.7 million from Fannie Mae at a fixed interest rate of 5.72% on one community located in Roanoke, Virginia. The supplemental mortgage loan is coterminous, cross-collateralized and cross-defaulted with the original existing mortgage debt maturing in September 2024.

On December 15, 2016, the Company completed supplemental mortgage financing of approximately $5.4 million from Fannie Mae at a fixed interest rate of 5.53% on one community located in Toledo, Ohio. The supplemental mortgage loan is coterminous, cross-collateralized and cross-defaulted with the original existing mortgage debt maturing in April 2025.

On December 1, 2016, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $0.8 million. The finance agreement has a fixed interest rate of 1.66% with principal amortized over a 10-month term.

On November 2, 2016, in conjunction with the Cincinnati Transaction, the Company obtained $22.0 million of mortgage debt from Fannie Mae. The new mortgage loan has a 10-year term with a 4.24% fixed interest rate and the principal amortized over a 30-year term.

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

On September 23, 2016, the Company completed supplemental mortgage financing of approximately $3.5 million from Fannie Mae at a fixed interest rate of 4.85% on one senior housing community located in Jeffersonville, Indiana. The supplemental mortgage loan is coterminous, cross-collateralized and cross-defaulted with the original mortgage debt maturing in April 2022.

On September 23, 2016, the Company completed supplemental mortgage financing of approximately $3.8 million from Fannie Mae at a fixed interest rate of 4.85% on one senior housing community located in Irving, Texas. The supplemental mortgage loan is coterminous, cross-collateralized and cross-defaulted with the original mortgage debt maturing in May 2022.

On August 2, 2016, the Company completed supplemental mortgage financing of approximately $2.1 million from Fannie Mae at a fixed interest rate of 4.97% on one senior housing community located in Conroe, Texas. The supplemental mortgage loan is coterminous, cross-collateralized and cross-defaulted with the original mortgage debt maturing in April 2022.

Effective July 31, 2016, the Company extended the maturity of its mortgage loan with Berkadia on one of its senior housing communities located in Canton, Ohio. The maturity date was extended from July 10, 2017 to July 10, 2018 with an initial variable interest rate of LIBOR plus 4.50% with principal amortized over 25 years.

On June 15, 2016, the Company completed supplemental mortgage financing of approximately $16.9 million from Fannie Mae at a fixed interest rate of 4.98% on four senior housing communities located in Texas, two senior housing communities located in Ohio, and one senior housing community located in Missouri. The supplemental mortgage loans are coterminous, cross-collateralized and cross-defaulted with the original mortgage debt maturing in July 2024.

On May 31, 2016, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $2.6 million. The finance agreement has a fixed interest rate of 2.16% with principal amortized over a 15-month term.

On May 31, 2016, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $1.5 million. The finance agreement has a fixed interest rate of 2.16% with principal amortize over an 11-month term.

On May 3, 2016, the Company drew down approximately $2.6 million of supplemental funding proceeds from Protective Life associated with one senior housing community located in Indianapolis, Indiana, at a fixed interest rate of 4.25% with a 10-year term and principal amortized over a 30-year term. The loan commitment was based on certain funding requirements being met and was available to the Company through February 28, 2018.

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

The Company issued standby letters of credit, totaling approximately $2.8 million, for the benefit of HCP on certain leases between HCP and the Company.

Recent Events

Effective January 31, 2017, the Company acquired four of its senior housing communities leased from Ventas for a total acquisition price of $85.0 million. The Company obtained interest only, bridge financing from Berkadia for $65.0 million of the acquisition price with an initial variable interest rate of LIBOR plus 4.0% and a 36-month term, with the balance of the acquisition price paid from the Company’s existing cash resources.

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

Revenues from the Medicaid program accounted for approximately 5.5% of the Company’s revenue in fiscal 2016, 4.6% of the Company’s revenue in fiscal 2015 and 4.0% of the Company’s revenue in fiscal 2014. During fiscal 2016, 2015, and 2014, 40, 34, and 30, respectively, of the Company’s communities were providers of services under Medicaid programs. Accordingly, these communities were entitled to reimbursement under the foregoing program at established rates that were lower than private pay rates. Patient service revenue for Medicaid patients was recorded at the reimbursement rates as the rates were set prospectively by the applicable state upon the filing of an annual cost report. None of the Company’s communities were providers of services under the Medicare program during fiscal 2016, 2015, or 2014.

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

Affiliated management services revenue was recognized when earned and related to the Company providing certain management and administrative support services under management contracts, which were terminated when the Company acquired 100% of the member interests in its unconsolidated joint ventures on June 30, 2014.

Community reimbursement revenue is comprised of reimbursable expenses from the non-consolidated communities that the Company operated under long-term management agreements, which were terminated when the Company acquired 100% of the member interests in its unconsolidated joint ventures on June 30, 2014.

Purchase Accounting

In determining the allocation of the purchase price of senior housing communities acquired to net tangible and identified intangible assets acquired and liabilities assumed, if any, the Company makes estimates of fair value using information obtained as a result of pre-acquisition due diligence, leasing activities and/or independent appraisals. The Company assigns the purchase price for senior living communities to assets acquired and liabilities assumed based on their estimated fair values which are determined in accordance with the provisions of ASC 805, Business Combinations (“ASC 805”). The determination of fair value involves the use of significant judgments and estimates which is generally assessed as follows:

The Company allocates the fair values of buildings acquired on an as-if-vacant basis and depreciates the building values over the estimated remaining lives of the buildings, not to exceed 40 years. The Company determines the allocated values of other fixed assets, such as site improvements and furniture, fixtures and equipment, based upon the replacement cost and depreciates such values over the assets’ estimated remaining useful lives as determined at the acquisition date. The Company determines the value of land by considering the sales prices of similar properties in recent transactions.

The fair value of acquired lease-related intangibles reflects the estimated fair value of existing resident in-place leases as represented by the cost to obtain residents and an estimated absorption period to reflect the value of the rent and recovery costs foregone during a reasonable lease-up period as if the property acquired was vacant. The Company amortizes any acquired resident in-place lease intangibles to depreciation and amortization expense over the estimated remaining useful life of the respective resident operating leases.

Credit Risk and Allowance for Doubtful Accounts

The Company’s resident receivables are generally due within 30 days from the date billed. Accounts receivable are reported net of an allowance for doubtful accounts of $4.3 million and $3.2 million at December 31, 2016 and 2015, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements at December 31, 2016.

Lease Accounting

The Company determines whether to account for its leases as operating, capital or financing leases depending on the underlying terms of each lease agreement. This determination of classification requires significant judgment relating to certain information, including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. The lease rates under the Company’s lease agreements are subject to certain conditional escalation clauses which are recognized when probable or incurred and are based on changes in the consumer price index or certain operational performance measures. As of December 31, 2016 and 2015, the Company leased 50 communities, 48 of which the Company classified as operating leases and two of which the Company classified as capital lease and financing obligations. The Company incurs lease acquisition costs and amortizes these costs over the term of the respective lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions, and as such, any related gains have been deferred and are being amortized over the respective lease term. No new communities were leased by the Company during fiscal 2016 or 2015. Effective January 31, 2017, the Company acquired four of its senior housing communities leased from Ventas for a total acquisition price of $85.0 million.

Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive loss includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives.

Employee Health and Dental Benefits, Workers’ Compensation, and Insurance Reserves

The Company offers certain full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior housing communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred at December 31, 2016; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

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

Long-Lived Assets

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers internal factors such as net operating losses along with external factors relating to each asset, including contract changes, local market developments, and other publicly available information. If an indicator of impairment is identified, the carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount the carrying value exceeds the fair market value, generally based on discounted cash flows, of the long-lived asset. The Company does not believe there are any indicators of impairment that would require an adjustment to the carrying value of the property and equipment or their remaining useful lives as of December 31, 2016 and 2015.

Income Taxes

Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which we expect those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, a valuation allowance has been recorded to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized. However, in the event that we were to determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period we made such a determination. The benefits of the net deferred tax assets might not be realized if actual results differ from expectations. The effective tax rates for fiscal 2016 and 2015 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. During fiscal 2016, the Company consolidated 38 Texas communities and during fiscal 2015, the Company consolidated 37 Texas communities and the TMT increased the overall provision for income taxes.

The Company evaluates uncertain tax positions through consideration of accounting and reporting guidance on criteria, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. The Company is required to recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. The Company is generally no longer subject to federal and state income tax audits for years prior to 2013.

Recently Issued Accounting Guidance

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations – Clarifying the Definition of a Business. ASU 2017-01 provides guidance in accounting for business combinations when determining if the transaction represents acquisitions or disposals of assets or of a business. Under ASU 2017-01, when determining whether an integrated set of assets and activities constitutes a business, entities must compare the fair value of gross assets acquired to the fair value of a single identifiable asset or group of similar identifiable assets. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in the single identifiable assets or group of similar identifiable assets, the integrated set of assets and activities is not characterized as a business. ASU 2017-01 is applied prospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early application is permitted. Management does not expect the adoption of ASU 2017-01 to have a material impact on the Company’s financial position, results of operations or cash flows. No disclosures are required at transition.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. Management does not expect the adoption of ASU 2016-09 to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations — Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for the measurement-period adjustment retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is applied prospectively and is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Company adopted the provisions of ASU 2015-16 on January 1, 2016, and incorporated the provisions of this update to its consolidated financial statements upon adoption. During fiscal 2016, final valuation adjustments associated with

2015 senior housing community acquisitions resulted in the Company reclassifying approximately $1.3 million from other assets to property and equipment. As a result of adoption of ASU 2015-16, prior periods were not adjusted and recast to reflect this reclassification within the Company’s Consolidated Balance Sheets.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 and subsequent interim reporting periods. The adoption of ASU 2014-15 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 is effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures; however, based on our initial assessment we do not believe it will have a significant impact on the Company’s financial statements. Additionally, the Company is still evaluating if it will adopt the standard under the full retrospective adoption or modified retrospective adoption.

Results of Operations

The following tables set forth, for the periods indicated, selected historical Consolidated Statements of Operations and Comprehensive Loss data in thousands of dollars and expressed as a percentage of total revenues.

	Year Ended December 31,
	2016		2015		2014
	$	%	$	%	$	%
Revenues:
Resident and healthcare revenue	$447,448	100.0%	$412,177	100.0%	$380,400	99.1%
Affiliated management services revenue	—	—	—	—	415	0.1
Community reimbursement income	—	—	—	—	3,110	0.8

Total revenues	447,448	100.0	412,177	100.0	383,925	100.0
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization shown below)	273,899	61.2	248,736	60.3	230,495	60.0
General and administrative expenses	23,671	5.3	20,351	4.9	19,622	5.1
Facility lease expense	61,718	13.8	61,213	14.9	59,332	15.5
Provision for bad debts	1,727	0.4	1,192	0.3	717	0.2
Stock-based compensation expense	11,645	2.6	8,833	2.1	7,262	1.9
Depreciation and amortization expense	60,398	13.5	53,017	12.9	49,487	12.9
Community reimbursement expense	—	—	—	—	3,110	0.8

Total expenses	433,058	96.8	393,342	95.4	370,025	96.4

Income from operations	14,390	3.2	18,835	4.6	13,900	3.6
Other income (expense):
Interest income	67	0.0	53	0.0	52	0.0
Interest expense	(42,207)	(9.4)	(35,732)	(8.7)	(31,261)	(8.2)
Write-off of deferred loan costs and prepayment premium	—	—	(2,766)	(0.7)	(7,968)	(2.1)
Joint venture equity investment valuation gain	—	—	—	—	1,519	0.4

	Year Ended December 31,
	2016		2015		2014
	$	%	$	%	$	%
(Loss) Gain on disposition of assets, net	(65)	(0.0)	6,225	1.5	784	0.2
Equity in earnings of unconsolidated joint ventures, net	—	—	—	—	105	0.0
Write-down of assets held for sale	—	—	—	—	(561)	(0.2)
Other income	233	0.0	1	0.0	23	0.0

Loss before provision for income taxes	(27,582)	(6.2)	(13,384)	(3.3)	(23,407)	(6.1)
Provision for income taxes	(435)	(0.1)	(900)	(0.2)	(719)	(0.2)

Net loss and comprehensive loss	$(28,017)	(6.3)%	$(14,284)	(3.5)%	$(24,126)	(6.3)%

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Revenues

Resident and healthcare revenue was $447.4 million for the fiscal year ended December 31, 2016, compared to $412.2 million for the fiscal year ended December 31, 2015, representing an increase of $35.3 million, or 8.6%. The increase in resident and healthcare revenue primarily results from an increase of $31.0 million from the senior housing communities acquired by the Company during fiscal 2016 and a full year of activity for the senior housing communities acquired by the Company during fiscal 2015 and an increase of $6.8 million due to a 2.0% increase in average monthly rental rates at the Company’s same-store communities, slightly offset by a decrease of $2.6 million due to the Company’s sale of one of its senior housing communities located in Wichita, Kansas, (the “Sedgwick Sale Transaction”) and the Company’s sale of four senior housing communities located in Oklahoma City, Oklahoma, Shreveport, Louisiana, Southfield, Michigan, and Winston-Salem, North Carolina (the “Four Property Sale Transaction”), each of which closed in fiscal 2015.

Expenses

Total expenses were $433.1 million during fiscal 2016 compared to $393.3 million during fiscal 2015, representing an increase of $39.7 million, or 10.1%. This increase in expenses is primarily the result of a $25.2 million increase in operating expenses, a $7.4 million increase in depreciation and amortization expense, a $3.3 million increase in general and administrative expenses, a $2.8 million increase in stock-based compensation expense, a $0.5 million increase in provision for bad debts, and a $0.5 million increase in facility lease expense.

•

The increase in operating expenses primarily results from an increase of $21.2 million from the senior housing communities acquired by the Company during fiscal 2016, a full year of activity for the senior housing communities acquired by the Company during fiscal 2015, and an increase of $6.0 million at the Company’s consolidated same-store communities primarily due to increased wages and benefits to employees for annual merit increases as well as the incremental costs to support changes in occupancy mix with more of our residents at higher levels of care, partially offset by a decrease of $2.0 million due to the Sedgwick Sale Transaction and Four Property Sale Transaction each of which closed in fiscal 2015.

•

The increase in depreciation and amortization expense primarily results from an increase of $11.1 million from senior housing communities acquired by the Company during fiscal 2016 and a full year of activity for the senior housing communities acquired by the Company during fiscal 2015 and an increase of $4.0 million due to an increase in depreciable assets at the Company’s same-store communities, partially offset by a decrease in in-place lease amortization of $7.4 million from senior housing communities acquired by the Company prior to the fourth quarter of fiscal 2015 and a decrease of $0.3 million due to the Sedgwick Sale Transaction and Four Property Sale Transaction each of which closed in fiscal 2015.

•

The increase in general and administrative expenses primarily results from an increase of $1.8 million in employee insurance benefits and claims paid, which resulted in higher health insurance costs to the Company, an increase of $1.1 million for severance benefits associated with the passing of the Company’s Chief Operating Officer in the fourth quarter of fiscal 2016, and an increase of $0.4 million in wages and benefits for existing employee annual merit increases and additional employees hired during fiscal 2016.

•

The increase in stock-based compensation expense results from the accelerated vesting of restricted stock awards for severance benefits associated with the passing of the Company’s Chief Operating Officer in the fourth quarter of fiscal 2016, the Company granting additional shares of restricted stock and restricted stock units to certain employees and directors of the Company during fiscal 2016, some of which required accelerated expense recognition, and a full year of amortization for restricted stock awards and units granted during fiscal 2015.

•	The increase in facility lease expense primarily results from contingent annual rental rate escalations for certain existing facility leases.

Other income and expense

•	Interest income generally reflects interest earned on the investment of cash balances and escrowed funds or interest associated with certain income tax refunds or property tax settlements.

•

Interest expense increased $6.5 million in fiscal 2016 when compared to fiscal 2015 primarily due to an increase of $5.0 million from the additional mortgage debt associated with the senior housing communities acquired by the Company during fiscal 2016 and a full year of interest for the senior housing communities acquired by the Company during fiscal 2015 and an increase of $1.7 million at the Company’s consolidated same-store communities due to additional mortgage debt added by the Company associated with supplemental loans that occurred during fiscal 2016 and a full year of activity for certain refinancing’s and supplemental loans that occurred during fiscal 2015, slightly offset by a decrease of $0.2 million due to the Sedgwick Sale Transaction and Four Property Sale Transaction each of which closed in fiscal 2015.

•

Write-off of deferred loan costs and prepayment premiums in fiscal 2015 is primarily attributable to the early repayment of certain mortgage debt on the Company’s owned senior housing communities due to scheduled maturities and the opportunity to replace interim variable interest rate debt with long-term fixed interest rate financing.

•

Gain on disposition of assets in fiscal 2015 is primarily attributable to the Sedgwick Sale Transaction, slightly offset with final closing cost adjustments associated with the Four Property Sale Transaction.

•	Other income in fiscal 2016 primarily represents payments received by the Company associated with certain legal settlements.

Provision for income taxes

Provision for income taxes for fiscal 2016 was $0.4 million, or 1.6% of loss before provision for income taxes, compared to a provision for income taxes of $0.9 million, or 6.7% of loss before provision for income taxes, for fiscal 2015. The effective tax rates for fiscal 2016 and 2015 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. During fiscal 2015, the Company incurred $0.3 million in additional income taxes due to the taxable gain realized from the Four Property Sale Transaction. For income tax purposes, in conjunction with the Sedgwick Sale Transaction that closed in fiscal 2015 the Company executed a like-kind exchange and acquired a replacement property shortly after the sale which resulted in deferral of the gain without the Company incurring any current federal or state income tax liabilities. The Company is impacted by the TMT, which effectively imposes tax on modified gross revenues for communities within the State of Texas. During fiscal 2016 and 2015, the Company consolidated 38 and 37 Texas communities, respectively, and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, adjustments to the deferred tax asset valuation allowance of $8.6 million and $5.0 million were recorded during fiscal 2016 and 2015, respectively, to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized.

Net loss and comprehensive loss

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(28.0 million) for the fiscal year ended December 31, 2016, compared to net loss and comprehensive loss of $(14.3 million) for the fiscal year ended December 31, 2015. The retained deficit currently reported within the Company’s Consolidated Balance Sheets is primarily the accumulated result of the Company recognizing accelerated amortization expense of $80.2 million through December 31, 2016, associated with in-place lease intangibles from the Company’s acquisition program which began during fiscal 2010.

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

•

The increase in resident and healthcare revenue primarily results from an increase of $36.7 million from the senior housing communities acquired by the Company during fiscal 2015 and a full year of operating results from the senior housing communities acquired by the Company during fiscal 2014 and an increase of $5.8 million from an increase in average monthly rental rates of 1.5% at the Company’s other consolidated same-store communities, slightly offset by a decrease of $10.7 million due to the Sedgwick Sale Transaction which closed on August 6, 2015 and Four Property Sale Transaction which closed on January 22, 2015.

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

•

The increase in operating expenses primarily results from an increase of $22.8 million from the senior housing communities acquired by the Company during fiscal 2015 and a full year of operating results from the senior housing communities acquired by the Company during fiscal 2014 and a $2.6 million increase in general overall operating costs at the Company’s other consolidated same-store communities, partially offset by a decrease of $7.2 million due to the Sedgwick Sale Transaction which closed on August 6, 2015 and Four Property Sale Transaction which closed on January 22, 2015.

•

The increase in depreciation and amortization expense primarily results from an increase of $13.6 million for senior housing communities acquired by the Company during fiscal 2015 and a full year of operating results from the senior housing communities acquired by the Company during fiscal 2014 and an increase of $2.0 million due to an increase in depreciable assets at the Company’s other consolidated same-store communities, partially offset by a decrease in in-place lease amortization of $10.3 million from the senior housing communities acquired by the Company during fiscal 2014 and 2013 which were fully amortized prior to fiscal 2015 and a decrease of $1.8 million due to the Sedgwick Sale Transaction which closed on August 6, 2015 and Four Property Sale Transaction which closed on January 22, 2015.

•	The increase in facility lease expense primarily results from contingent annual rental rate escalations for certain existing leases.

•

The increase in stock-based compensation expense results from the Company granting restricted stock awards and units to certain employees and directors during fiscal 2015, some of which required accelerated expense recognition, and a full year of amortization for restricted stock awards and units granted during fiscal 2014.

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

•

Interest expense increased $4.5 million in fiscal 2015 when compared to fiscal 2014 primarily due to an increase of $5.6 million from the additional mortgage debt associated with the senior housing communities acquired by the Company during fiscal 2015, a full year of interest for the senior housing communities acquired by the Company during fiscal 2014, and an increase of $0.1 million at the Company’s other consolidated same-store communities due to additional mortgage debt added by the Company associated with certain refinancings and supplemental loans that occurred during fiscal 2015, slightly offset by a $1.2 million decrease due to the Sedgwick Sale Transaction which closed on August 6, 2015 and Four Property Sale Transaction which closed on January 22, 2015.

•

Write-off of deferred loan costs and prepayment premiums is attributable to the early repayment of certain mortgage debt on the Company’s owned properties due to scheduled maturities and the opportunity to replace interim variable interest rate debt with long-term fixed interest rate financing.

•

Joint venture equity investment valuation gain is attributable to the Company closing the transaction to acquire 100% of the members’ equity interests in SHPIII/CSL Miami, SHPIII/CSL Richmond Heights, and SHPIII/CSL Levis Commons on June 30, 2014 (the “SHPIII/CSL Transaction”). In conjunction with the closing of this transaction, the Company received cash proceeds, including incentive distributions, of approximately $2.5 million which resulted in the Company recording a gain of approximately $1.5 million to reflect the fair value of the equity interests on the acquisition date.

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

•

Write-down of assets held for sale is attributable to a fair value remeasurement adjustment recorded by the Company upon classifying four senior housing communities as held for sale during the fourth quarter of fiscal 2014. This reclassification resulted in the Company determining the assets had an aggregate fair value, net of costs of disposal, which exceeded the carrying values by approximately $0.6 million, that was primarily attributable to costs of disposal. The four senior housing communities were sold during the first quarter of fiscal 2015 in a single transaction for its carrying value.

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

Quarterly Results

The following table presents certain unaudited quarterly financial information for each of the four quarters ended December 31, 2016 and 2015. This information has been prepared on the same basis as the audited consolidated financial statements of the Company appearing elsewhere in this report and include, in the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the audited consolidated financial statements of the Company and the related notes thereto.

	2016 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Total revenues	$109,173	$111,034	$111,436	$115,805
Income from operations	4,153	5,793	3,686	758
Net loss and comprehensive loss	(5,984)	(4,446)	(7,077)	(10,510)
Net loss per share, basic	$(0.21)	$(0.15)	$(0.24)	$(0.36)
Net loss per share, diluted	$(0.21)	$(0.15)	$(0.24)	$(0.36)
Weighted average shares outstanding, basic	28,751	28,926	28,959	29,000
Weighted average shares outstanding, fully diluted	28,751	28,926	28,959	29,000

	2015 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Total revenues	$98,640	$101,588	$104,420	$107,529
Income from operations	3,718	3,680	5,676	5,761
Net (loss) income and comprehensive (loss) income	(6,039)	(5,166)	2,871	(5,950)
Net (loss) income per share, basic	$(0.21)	$(0.18)	$0.10	$(0.21)
Net (loss) income per share, diluted	$(0.21)	$(0.18)	$0.10	$(0.21)
Weighted average shares outstanding, basic	28,565	28,705	28,732	28,749
Weighted average shares outstanding, fully diluted	28,565	28,705	28,733	28,749

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

In addition to approximately $34.0 million of unrestricted cash balances on hand as of December 31, 2016, the Company’s principal sources of liquidity are expected to be cash flows from operations, supplemental debt financings, additional proceeds from debt refinancings, equity issuances, and/or proceeds from the sale of assets. The Company expects its available cash and cash flows from operations, supplemental debt financings, additional proceeds from debt refinancings, and proceeds from the sale of assets to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company from time to time considers and evaluates transactions related to its portfolio including supplemental debt financings, debt refinancings, equity issuances, purchases and sales of assets, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

In summary, the Company’s cash flows were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$52,279	$48,895	$46,312
Net cash used in investing activities	(201,049)	(161,427)	(175,417)
Net cash provided by financing activities	126,709	129,410	154,703

(Decrease) Increase in cash and cash equivalents	$(22,061)	$16,878	$25,598

Operating Activities

The Company had net cash provided by operating activities of $52.3 million, $48.9 million, and $46.3 million in fiscal 2016, 2015, and 2014, respectively. The net cash provided by operating activities for fiscal 2016 primarily results from net non-cash charges of $82.1 million, an increase in accrued expenses of $4.8 million and an increase in accounts payable of $1.7 million, partially offset by net loss of $(28.0 million), an increase in accounts receivable of $2.5 million, an increase in other assets of $2.2 million, an increase in prepaid expenses of $2.0 million, and a decrease in deferred resident revenue of $1.1 million. The net cash provided by operating activities for fiscal 2015 primarily results from net non-cash charges of $63.8 million, a decrease in prepaid expenses of $2.4 million, an increase in accounts payable and accrued expenses of $3.0 million, and an increase in deferred resident rent and customer deposits of $0.5 million, partially offset by net loss of $(14.3 million), an increase in accounts receivable of $2.9 million, an increase in property tax and insurance deposits of $2.2 million, and an increase in other assets of $1.3 million. The net cash provided by operating activities for fiscal 2014 primarily results from net non-cash charges of $65.6 million and net changes in operating assets and liabilities of $4.9 million, partially offset by net loss of $(24.1 million).

Investing Activities

The Company had net cash used in investing activities of $201.0 million, $161.4 million, and $175.4 million in fiscal 2016, 2015, and 2014, respectively. The net cash used in investing activities for fiscal 2016 primarily results from capital expenditures of $62.4 million and acquisitions of senior housing communities by the Company of $138.8 million. The net cash used in investing activities for fiscal 2015 primarily results from capital expenditures of $42.4 million and acquisitions of senior housing communities by the Company of $162.5 million, partially offset by proceeds from the Sedgwick Sale Transaction and Four Property Sale Transaction of $43.5 million. The net cash used in investing activities for fiscal 2014 primarily results from capital expenditures of $18.7 million and acquisitions of senior housing communities by the Company of $160.1 million, slightly offset by proceeds from the SHPIII/CSL Transaction of $2.5 million and proceeds from the sale of assets of $0.8 million.

Financing Activities

The Company had net cash provided by financing activities of $126.7 million, $129.4 million, and $154.7 million in fiscal 2016, 2015, and 2014, respectively. The net cash provided by financing activities for fiscal 2016 primarily results from notes payable proceeds of $150.8 million, of which approximately $101.5 million is related to new mortgage debt associated with the acquisition of senior housing communities by the Company, approximately $44.4 million related to supplemental mortgage debt obtained on existing senior housing communities, and approximately $4.9 million related to insurance premium financing, partially offset by repayments of notes payable of $17.7 million, purchases of treasury stock of $2.5 million, deferred financing charges paid of $2.5 million, and payments on capital lease and financing obligations of $1.3 million. The net cash provided by financing activities for fiscal 2015 primarily results from notes payable proceeds of $250.9 million, of which approximately $118.1 million is related to new mortgage debt associated with the acquisition of senior housing communities by the Company, approximately $2.2 million related to insurance premium financing, and the remaining $130.6 million resulted from supplemental financings, mortgage refinancings, or new mortgage debt obtained on existing unencumbered senior housing communities, partially offset by repayments of notes payable of $115.9 million, deferred financing charges paid of $3.8 million, payments on capital lease and financing obligations of $1.0 million, and additions to restricted cash of $0.9 million. The net cash provided by financing activities for fiscal 2014 primarily results from notes payable proceeds of $300.8 million, of which $175.6 million related to the Company refinancing its mortgage loans with Freddie Mac and $125.2 million related to the acquisition of senior housing communities by the Company and insurance premium financing, partially offset by repayments of notes payable of $141.0 million, deferred financing charges paid of $3.5 million, payments on capital lease and financing obligations of $1.0 million, and additions to restricted cash of $0.8 million.

Disclosures About Contractual Obligations

The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2016 (in thousands):

	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Long-term debt, including interest expense(1)	$60,910	$126,716	$167,622	$849,792	$1,205,040
Operating and capital leases(2)	67,289	134,327	118,344	206,585	526,545

Total contractual cash obligations	$128,199	$261,043	$285,966	$1,056,377	$1,731,585

(1)	Amounts due associated with our variable rate mortgage debt is projected by applying the variable interest rates effective at December 31, 2016.

(2)	Reflects future minimum lease commitments under the Company’s various property and equipment lease agreements at current rental rates. Effective January 31, 2017, the Company acquired four of its leased senior housing communities which will result in a $44.9 million reduction to total future contractual lease obligations, with a $5.3 million reduction to lease obligations less than one year, a $10.2 million reduction to lease obligations one to three years, a $10.2 million reduction to lease obligations three to five years, and a $19.2 million reduction to lease obligations more than five years, which is not reflected in the table above.

Long-term debt relates to the aggregate maturities of the Company’s notes payable. As of December 31, 2016, the Company leases its corporate headquarters in Dallas, an executive office in New York, 50 senior housing communities and certain automobiles and equipment used at the Company’s communities.

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

The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of December 31, 2016, the Company had $910.2 million in outstanding debt comprised of various fixed and variable rate debt instruments of $898.5 million and $11.7 million, respectively. In addition, as of December 31, 2016, the Company had $524.2 million in future facility lease obligations with contingent rent increases on certain leases based on changes in the consumer price index or certain operational performance measures.

Changes in interest rates would affect the fair market value of the Company’s fixed rate debt instruments, but would not have an impact on the Company’s earnings or cash flows. Fluctuations in interest rates on the Company’s variable rate debt instruments, which are tied to LIBOR, would affect the Company’s earnings and cash flows but would not affect the fair market values of the variable rate debt. Each percentage point increase in interest rates would impact the Company’s annual interest expense by approximately $0.1 million based on the Company’s outstanding variable rate debt as of December 31, 2016. Increases in the consumer price index could have an effect on future facility lease expense if the leased community exceeds the contingent rent escalation thresholds set forth in each of the Company’s lease agreements.

The following table summarizes information on the Company’s debt instruments outstanding as of December 31, 2016. The table presents the principal due and weighted average interest rates by expected maturity date for the Company’s debt instruments by fiscal year.

Principal Amount, which excludes deferred loan costs, and Average Interest Rate by Expected Maturity Date at December 31, 2016 ($ in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate debt	$19,002	$16,854	$17,649	$18,385	$72,602	$754,000	$898,492	$867,706
Average interest rate	4.6%	4.6%	4.6%	4.6%	4.6%	4.6%
Variable rate debt	238	11,504					11,742	11,742

Average interest rate	5.2%	5.2%
Total debt							$910,234	$879,448

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company are included under Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 framework). Based on our assessment, we believe that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included as part of this Annual Report on Form 10-K. The Ernst & Young LLP report is on page F-37 of this report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.*

ITEM 11.	EXECUTIVE COMPENSATION.*

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS.*

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.*

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.*

* Information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2017 Annual Meeting of Stockholders of Capital Senior Living Corporation, which is to be filed with SEC pursuant to Regulation 14A under the Exchange Act. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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

(3)	Exhibits:

The exhibits listed on the accompanying “Index To Exhibits” at page E-1 are filed as part of this Report.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL SENIOR LIVING CORPORATION

By:	/s/ LAWRENCE A. COHEN
Lawrence A. Cohen
Vice Chairman of the Board and Chief Executive Officer

Date: March 1, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature to this report appears below hereby appoints Lawrence A. Cohen and Carey P. Hendrickson and each of them, any one of whom may act without the joinder of the other, as his or her attorney-in-fact to sign on his behalf, individually and in each capacity stated below, and to file all amendments to this report, which amendment or amendments may make such changes in and additions to the report as any such attorney-in-fact may deem necessary or appropriate.

Signature	Title	Date

/s/ LAWRENCE A. COHEN	Chief Executive Officer and Vice	March 1, 2017
Lawrence A. Cohen	Chairman of the Board (Principal
Executive Officer)

/s/ CAREY P. HENDRICKSON	Senior Vice President and Chief	March 1, 2017
Carey P. Hendrickson	Financial Officer (Principal
Financial and Accounting Officer)

/s/ MICHAEL W. REID	Chairman of the Board	March 1, 2017
Michael W. Reid

/s/ PHILIP A. BROOKS	Director	March 1, 2017
Philip A. Brooks

/s/ ED A. GRIER	Director	March 1, 2017
Ed A. Grier

/s/ E. RODNEY HORNBAKE	Director	March 1, 2017
E. Rodney Hornbake

/s/ JILL M. KRUEGER	Director	March 1, 2017
Jill M. Krueger

/s/ KIMBERLY S. LODY	Director	March 1, 2017
Kimberly S. Lody

/s/ RONALD A. MALONE	Director	March 1, 2017
Ronald A. Malone

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Capital Senior Living Corporation

We have audited the accompanying consolidated balance sheets of Capital Senior Living Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Senior Living Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Capital Senior Living Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017, expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Dallas, Texas

March 1, 2017

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$34,026	$56,087
Restricted cash	13,297	13,159
Accounts receivable, net	13,675	9,254
Property tax and insurance deposits	14,665	14,398
Prepaid expenses and other	6,365	4,370

Total current assets	82,028	97,268
Property and equipment, net	1,032,430	890,572
Other assets, net	31,323	31,193

Total assets	$1,145,781	$1,019,033

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,051	$3,362
Accrued expenses	39,064	34,300
Current portion of notes payable, net of deferred loan costs	17,889	13,634
Current portion of deferred income	16,284	16,059
Current portion of capital lease and financing obligations	1,339	1,257
Federal and state income taxes payable	218	111
Customer deposits	1,545	1,819

Total current liabilities	81,390	70,542
Deferred income	12,205	13,992
Capital lease and financing obligations, net of current portion	37,439	38,835
Other long-term liabilities	15,325	4,969
Notes payable, net of deferred loan costs and current portion	882,504	754,949
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:	—	—
Authorized shares — 15,000; no shares issued or outstanding
Common stock, $.01 par value:
Authorized shares — 65,000; issued and outstanding shares 30,012 and 29,539 in 2016 and 2015, respectively	305	299
Additional paid-in capital	171,599	159,920
Retained deficit	(51,556)	(23,539)
Treasury stock, at cost – 494 and 350 shares in 2016 and 2015, respectively	(3,430)	(934)

Total shareholders’ equity	116,918	135,746

Total liabilities and shareholders’ equity	$1,145,781	$1,019,033

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Revenues:
Resident and health care revenue	$447,448	$412,177	$380,400
Affiliated management services revenue	—	—	415
Community reimbursement revenue	—	—	3,110

Total revenues	447,448	412,177	383,925
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	273,899	248,736	230,495
General and administrative expenses	23,671	20,351	19,622
Facility lease expense	61,718	61,213	59,332
Provision for bad debts	1,727	1,192	717
Stock-based compensation expense	11,645	8,833	7,262
Depreciation and amortization expense	60,398	53,017	49,487
Community reimbursement expense	—	—	3,110

Total expenses	433,058	393,342	370,025

Income from operations	14,390	18,835	13,900
Other income (expense):
Interest income	67	53	52
Interest expense	(42,207)	(35,732)	(31,261)
Write-off of deferred loan costs and prepayment premiums	—	(2,766)	(7,968)
Joint venture equity investment valuation gain	—	—	1,519
(Loss) Gain on disposition of assets, net	(65)	6,225	784
Equity in earnings of unconsolidated joint ventures, net	—	—	105
Write-down of assets held for sale	—	—	(561)
Other income	233	1	23

Loss before provision for income taxes	(27,582)	(13,384)	(23,407)
Provision for income taxes	(435)	(900)	(719)

Net loss	$(28,017)	$(14,284)	$(24,126)

Per share data:
Basic net loss per share	$(0.97)	$(0.50)	$(0.83)

Diluted net loss per share	$(0.97)	$(0.50)	$(0.83)

Weighted average shares outstanding — basic	28,909	28,688	28,301

Weighted average shares outstanding — diluted	28,909	28,688	28,301

Comprehensive loss	$(28,017)	$(14,284)	$(24,126)

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total
	Shares	Amount
	(In thousands)
Balance at January 1, 2014	28,845	292	143,721	14,871	(934)	157,950
Exercise of stock options	13	—	168	—	—	168
Restricted stock awards	239	2	—	—	—	2
Stock-based compensation	—	—	7,262	—	—	7,262
Excess tax benefits on stock options exercised	—	—	(82)	—	—	(82)
Net loss	—	—	—	(24,126)	—	(24,126)

Balance at December 31, 2014	29,097	294	151,069	(9,255)	(934)	141,174
Exercise of stock options	3	1	37	—	—	38
Restricted stock awards	439	4	—	—	—	4
Stock-based compensation	—	—	8,833	—	—	8,833
Excess tax benefits on stock options exercised	—	—	(19)	—	—	(19)
Net loss	—	—	—	(14,284)	—	(14,284)

Balance at December 31, 2015	29,539	$299	$159,920	$(23,539)	$(934)	$135,746
Exercise of stock options	6	—	60	—	—	60
Restricted stock awards	611	6	1	—	—	7
Stock-based compensation	—	—	11,645	—	—	11,645
Excess tax benefits on stock options exercised	—	—	(27)	—	—	(27)
Treasury stock	(144)	—	—	—	(2,496)	(2,496)
Net loss	—	—	—	(28,017)	—	(28,017)

Balance at December 31, 2016	30,012	$305	$171,599	$(51,556)	$(3,430)	$116,918

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Operating Activities
Net loss	$(28,017)	$(14,284)	$(24,126)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	60,398	53,017	49,487
Amortization of deferred financing charges	1,193	1,029	1,361
Amortization of deferred lease costs and lease intangibles, net	679	1,555	1,230
Amortization of lease incentives	(710)	(134)	—
Deferred income	(414)	(677)	(616)
Lease incentives	7,530	2,464	—
Write-off of deferred loan costs and prepayment premiums	—	2,766	7,968
Joint venture equity investment valuation gain	—	—	(1,519)
Loss (Gain) on disposition of assets, net	65	(6,225)	(784)
Equity in earnings of unconsolidated joint ventures, net	—	—	(105)
Write-down of assets held for sale	—	—	561
Provision for bad debts	1,727	1,192	717
Stock-based compensation expense	11,645	8,833	7,262
Changes in operating assets and liabilities:
Accounts receivable	(2,505)	(2,928)	(2,457)
Property tax and insurance deposits	(267)	(2,200)	(1,162)
Prepaid expenses and other	(1,995)	2,427	(192)
Other assets	(2,228)	(1,289)	(163)
Accounts payable	1,695	815	(1,267)
Accrued expenses	4,798	2,146	2,833
Federal and state income taxes receivable/payable	107	(108)	5,342
Deferred resident revenue	(1,148)	176	1,932
Customer deposits	(274)	320	10

Net cash provided by operating activities	52,279	48,895	46,312
Investing Activities
Capital expenditures	(62,371)	(42,430)	(18,742)
Cash paid for acquisitions	(138,750)	(162,460)	(160,105)
Proceeds from SHPIII/CSL Transaction	—	—	2,532
Proceeds from disposition of assets	72	43,463	796
Distributions from joint ventures	—	—	102

Net cash used in investing activities	(201,049)	(161,427)	(175,417)
Financing Activities
Proceeds from notes payable	150,798	250,944	300,820
Repayments of notes payable	(17,680)	(115,896)	(140,950)
Cash payments for capital lease and financing obligations	(1,314)	(978)	(971)
Increase in restricted cash	(138)	(918)	(816)
Cash proceeds from the issuance of common stock	67	42	170
Excess tax benefits on stock options exercised	(27)	(19)	(82)
Purchases of treasury stock	(2,496)	—	—
Deferred financing charges paid	(2,501)	(3,765)	(3,468)

Net cash provided by financing activities	126,709	129,410	154,703

(Decrease) Increase in cash and cash equivalents	(22,061)	16,878	25,598
Cash and cash equivalents at beginning of year	56,087	39,209	13,611

Cash and cash equivalents at end of year	$34,026	$56,087	$39,209

Supplemental Disclosures
Cash paid during the year for:
Interest	$40,585	$33,642	$28,856

Income taxes	$582	$1,039	$724

Non-cash operating, investing, and financing activities:
Notes payable assumed by purchaser through disposition of assets	$—	$6,764	$—

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

1.	Organization

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior housing communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior housing communities throughout the United States. As of December 31, 2016, the Company operated 129 senior housing communities in 23 states with an aggregate capacity of approximately 16,500 residents, including 79 senior housing communities which the Company owned and 50 senior housing communities that the Company leased. As of December 31, 2016, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

Long-Lived Assets

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers internal factors such as net operating losses along with external factors relating to each asset, including contract changes, local market developments, and other publicly available information. If an indicator of impairment is identified, the carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount the carrying value exceeds the fair market value, generally based on discounted cash flows, of the long-lived asset. The Company does not believe there are any indicators of impairment that would require an adjustment to the carrying value of the property and equipment or their remaining useful lives as of December 31, 2016 and 2015.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements at December 31, 2016.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

Revenues from the Medicaid program accounted for approximately 5.5% of the Company’s revenue in fiscal 2016, 4.6% of the Company’s revenue in fiscal 2015, and 4.0% of the Company’s revenue in fiscal 2014. During fiscal 2016, 2015, and 2014, 40, 34, and 30, respectively, of the Company’s communities were providers of services under the Medicaid program. Accordingly, these communities were entitled to reimbursement under the foregoing program at established rates that were lower than private pay rates. Patient service revenue for Medicaid patients was recorded at the reimbursement rates as the rates were set prospectively by the applicable state upon the filing of an annual cost report. None of the Company’s communities were providers of services under the Medicare program during fiscal 2016, 2015, or 2014.

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

Affiliated management services revenue was recognized when earned and related to the Company providing certain management and administrative support services under management contracts which were terminated when the Company acquired 100% of the member interests in its unconsolidated joint ventures on June 30, 2014.

Community reimbursement revenue is comprised of reimbursable expenses from the non-consolidated communities that the Company operated under long-term management agreements, which were terminated when the Company acquired 100% of the member interests in its unconsolidated joint ventures on June 30, 2014.

Purchase Accounting

In determining the allocation of the purchase price of senior housing communities acquired to net tangible and identified intangible assets acquired and liabilities assumed, if any, the Company makes estimates of fair value using information obtained as a result of pre-acquisition due diligence, leasing activities and/or independent appraisals. The Company assigns the purchase price for senior living communities to assets acquired and liabilities assumed based on their estimated fair values which are determined in accordance with the provisions of ASC 805, Business Combinations (“ASC 805”). The determination of fair value involves the use of significant judgments and estimates which is generally assessed as follows:

The Company allocates the fair values of buildings acquired on an as-if-vacant basis and depreciates the building values over the estimated remaining lives of the buildings, not to exceed 40 years. The Company

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

determines the allocated values of other fixed assets, such as site improvements and furniture, fixtures and equipment, based upon the replacement cost and depreciates such values over the assets’ estimated remaining useful lives as determined at the acquisition date. The Company determines the value of land by considering the sales prices of similar properties in recent transactions.

The fair value of acquired lease-related intangibles reflects the estimated fair value of existing resident in-place leases as represented by the cost to obtain residents and an estimated absorption period to reflect the value of the rent and recovery costs foregone during a reasonable lease-up period as if the property acquired was vacant. The Company amortizes any acquired resident in-place lease intangibles to depreciation and amortization expense over the estimated remaining useful life of the respective resident operating leases.

Credit Risk and Allowance for Doubtful Accounts

The Company’s resident receivables are generally due within 30 days from the date billed. Accounts receivable are reported net of an allowance for doubtful accounts of $4.3 million and $3.2 million at December 31, 2016 and 2015, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.

Lease Accounting

The Company determines whether to account for its leases as operating, capital or financing leases depending on the underlying terms of the lease agreement. This determination of classification requires significant judgment relating to certain information, including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. The lease rates under the Company’s lease agreements are subject to certain conditional escalation clauses which are recognized when probable or incurred and are based on changes in the consumer price index or certain operational performance measures. As of December 31, 2016 and 2015, the Company leased 50 communities, 48 of which the Company classified as operating leases and two of which the Company classified as capital lease and financing obligations. The Company incurs lease acquisition costs and amortizes these costs over the term of the lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions, and as such, any related gains have been deferred and are being amortized over the respective lease term. No new communities were leased by the Company during fiscal 2016 or 2015. Effective January 31, 2017, the Company acquired four of its senior housing communities leased from Ventas, Inc. (“Ventas”) for a total acquisition price of $85.0 million.

Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive loss includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives.

Employee Health and Dental Benefits, Workers’ Compensation, and Insurance Reserves

The Company offers certain full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior housing communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs, including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

claim reporting lag and payment trends of health insurance claims. Management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred at December 31, 2016; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

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

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended December 31, 2016, 2015, and 2014 were $15.0 million, $13.9 million, and $12.7 million, respectively, and are included as a component of operating expenses within the Consolidated Statements of Operations and Comprehensive Loss.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except for per share amounts):

	Year Ended December 31,
	2016	2015	2014
Net loss	$(28,017)	$(14,284)	$(24,126)
Net loss allocated to unvested restricted shares	—	—	(598)

Undistributed net loss allocated to common shares	$(28,017)	$(14,284)	$(23,528)
Weighted average shares outstanding — basic	28,909	28,688	28,301
Effects of dilutive securities:
Employee equity compensation plans	—	—	—

Weighted average shares outstanding — diluted	28,909	28,688	28,301

Basic net loss per share	$(0.97)	$(0.50)	$(0.83)

Diluted net loss per share	$(0.97)	$(0.50)	$(0.83)

Awards of unvested restricted stock representing approximately 0.8 million, 0.8 million, and 0.7 million shares were outstanding for the fiscal years ended December 31, 2016, 2015, and 2014, respectively, and are antidilutive. Beginning in fiscal 2015, the unvested restricted stock did not meet all of the requirements to be deemed participating securities and therefore, are calculated under the treasury method.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of shareholders’ equity until it is canceled. The Company repurchased 144,315 shares of its common stock during fiscal 2016. There were no repurchases of the Company’s common stock during fiscal 2015 or 2014. All shares acquired by the Company have been purchased in open-market transactions.

Stock-Based Compensation

The Company recognizes compensation expense for share-based payment awards to certain employees and directors, including grants of stock options and awards of restricted stock, in the Consolidated Statements of Operations and Comprehensive Loss based on their fair values.

On May 8, 2007, the Company’s stockholders approved the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (as amended, the “2007 Plan”) which provides for, among other things, the grant of restricted stock awards and stock options to purchase shares of the Company’s common stock. The 2007 Plan authorizes the Company to issue up to 4.6 million shares of common stock and the Company currently has 1.3 million shares of common stock reserved for future issuance pursuant to awards under the 2007 Plan.

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

Recently Issued Accounting Guidance

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations – Clarifying the Definition of a Business. ASU 2017-01 provides guidance in accounting for business combinations when determining if the transaction represents acquisitions or disposals of assets or of a business. Under ASU 2017-01, when determining whether an integrated set of assets and activities constitutes a business, entities must compare the fair value of gross assets acquired to the fair value of a single identifiable asset or group of similar identifiable assets. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in the single identifiable assets or group of similar identifiable assets, the integrated set of assets and activities is not characterized as a business. ASU 2017-01 is applied prospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early application is permitted. Management does not expect the adoption of ASU 2017-01 to have a material impact on the Company’s financial position, results of operations or cash flows. No disclosures are required at transition.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in ASU 2016-09 are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. Management does not expect the adoption of ASU 2016-09 to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations — Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for the measurement-period adjustment retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is applied prospectively and is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Company adopted the provisions of ASU 2015-16 on January 1, 2016, and incorporated the provisions of this update to its consolidated financial statements upon adoption. During fiscal 2016, final valuation adjustments associated with 2015 senior housing community acquisitions resulted in the Company reclassifying approximately $1.3 million from other assets to property and equipment. As a result of adoption of ASU 2015-16, prior periods were not adjusted and recast to reflect this reclassification within the Company’s Consolidated Balance Sheets.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 and subsequent interim reporting periods. The adoption of ASU 2014-15 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 is effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures; however, based on our initial assessment we do not believe it will have a significant impact on the Company’s financial statements. Additionally, the Company is still evaluating if it will adopt the standard under the full retrospective adoption or modified retrospective adoption.

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related footnotes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions. The Company believes revenue recognition, purchase accounting, credit risk and allowance for doubtful accounts, lease accounting, employee health and dental benefits, workers’ compensation and insurance reserves, long-lived assets, and income taxes are its most critical accounting policies and require management’s most difficult and subjective judgments.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation.

3.	Transactions with Affiliates

The Company was party to a series of property management agreements (the “SHPIII/CSL Management Agreements”) with three joint ventures (collectively “SHPIII/CSL”) owned 90% by Seniors Housing Partners III, LP (“SHPIII”), a fund managed by Prudential Investment Management, Inc. and 10% by the Company, which collectively owned and operated three senior housing communities. The SHPIII/CSL Management Agreements were for initial terms of ten years from the date the certificate of occupancy was issued and extended until various dates through January 2019. The SHPIII/CSL Management Agreements generally provided for management fees of 5% of gross revenue plus reimbursement for costs and expenses related to the communities. On June 30, 2014, the Company acquired 100% of the member interests in these joint ventures.

4.	Acquisitions

Fiscal 2016

Effective November 2, 2016, the Company closed the acquisition of one senior housing community located in Cincinnati, Ohio, for $29.0 million (the “Cincinnati Acquisition”). The community consists of 45 independent living units and 77 assisted living units. The Company incurred approximately $0.2 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company obtained financing from Fannie Mae for approximately $22.0 million of the acquisition price at a fixed interest rate of 4.24% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective September 30, 2016, the Company closed the acquisition of one senior housing community located in Springfield, Massachusetts, for $27.0 million (the “Springfield Transaction”). The community consists of 97 independent living units and 90 assisted living units. The Company incurred approximately $0.3 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company obtained financing from Fannie Mae for $20.3 million of the acquisition price at a fixed interest rate of 4.10% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective September 27, 2016, the Company closed the acquisition of one senior housing community located in Kingwood, Texas for $18.0 million (the “Kingwood Transaction”). The community consists of 96 assisted living units. The Company incurred approximately $0.2 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company obtained financing from Protective Life Insurance Company (“Protective Life”) for $13.0 million of the acquisition price at a fixed interest rate of 4.13% with a 15-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

As a result of these acquisitions, the Company recorded additions to property and equipment of approximately $126.0 million and other assets of approximately $12.8 million, primarily consisting of in-place lease intangibles, within the Company’s Consolidated Balance Sheets which will be depreciated or amortized over the estimated useful lives. With the exception of the Pine Ridge, Pensacola Transactions, and Kingwood the purchase accounting for these acquisitions is preliminary as it is subject to final valuation adjustments. During fiscal 2016, final valuation adjustments associated with 2015 senior housing community acquisitions resulted in the Company reclassifying approximately $1.3 million from other assets to property and equipment. As a result of adoption of ASU 2015-16, prior periods were not adjusted and recast to reflect this reclassification within the Company’s Consolidated Balance Sheets.

During fiscal 2016, these acquisitions generated $15.5 million of revenue and $(7.7) million of losses before income taxes which are included in the Company’s Consolidated Statements of Operations and Comprehensive Loss from the dates of acquisition. Losses before income taxes primarily result from the amortization of in-place lease intangibles associated with acquisitions during fiscal 2016 and 2015. The unaudited pro forma combined results of operations have been prepared as if the acquisitions had occurred on January 1, 2015, as follows (in thousands):

	December 31,
	2016	2015
Total revenues	$461,653	$434,967
Loss before income taxes	$(19,389)	$(27,374)

The unaudited pro forma consolidated amounts are presented for informational purposes only and do not necessarily reflect the results of operations of the Company that would have actually resulted had the acquisitions occurred on January 1, 2015.

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

Effective September 30, 2015, the Company closed the acquisition of one senior housing community located in Mahomet, Illinois, for $15.5 million Mahomet Transaction (the “Mahomet Transaction”). The community consists of 78 assisted living units. The Company incurred approximately $0.1 million in transaction costs related to this acquisition which have been included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company obtained financing from Fannie Mae for approximately $11.1 million of the acquisition price at a fixed interest rate of 4.69% with a 10-year term with the balance of the acquisition price paid from the Company’s existing cash resources.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

December 31, 2016

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

6.	Property and Equipment

Property and equipment consists of the following (in thousands):

		December 31,
	Asset Lives	2016	2015
Land		$66,755	$61,254
Land improvements	5 to 20 years	21,644	17,613
Buildings and building improvements	10 to 40 years	1,030,676	897,668
Furniture and equipment	5 to 10 years	51,471	42,879
Automobiles	5 to 7 years	5,776	4,977
Leasehold improvements	(1)	77,364	58,466
Construction in progress	NA	23,906	5,700

		1,277,592	1,088,557
Less accumulated depreciation and amortization.		(245,162)	(197,985)

Property and equipment, net		$1,032,430	$890,572

(1)	Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining lease term.

At December 31, 2016 and 2015, furniture and equipment included $3.2 million of capitalized computer software development costs of which $2.8 million and $2.6 million, respectively, has been amortized and is included as a component of accumulated depreciation and amortization. During fiscal 2016, final valuation adjustments associated with senior housing community acquisitions in 2015 resulted in the Company reclassifying approximately $1.3 million from other assets to property and equipment; however, as a result of adoption of ASU 2015-16, the Consolidated Balance Sheet for the year ended December 31, 2015, has not been adjusted and recast to reflect these reclassification adjustments.

Property and equipment includes $32.4 million of assets under capital lease in connection with the Ventas Lease Transaction, as discussed at Note 17, “Leases,” of which $14.6 million and $13.7 million has been amortized and is included as a component of accumulated depreciation and amortization at December 31, 2016 and 2015, respectively.

7.	Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2016	2015
Deferred lease costs, net	7,538	8,211
Security and other deposits	14,274	12,953
In-place lease intangibles, net	6,301	7,719
Other	3,210	2,310

	$31,323	$31,193

In connection with the Company’s acquisitions and certain of its lease transactions, subject to final valuation adjustments, the Company records additions to in-place lease intangibles in order to reflect the value associated with the resident operating leases acquired. In-place lease intangibles are being amortized over the estimated remaining useful life of the respective resident operating leases. The value of in-place leases includes lost revenue that would be realized if the resident operating leases were to be replaced by the Company.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

During fiscal 2016, final valuation adjustments associated with senior housing community acquisitions in 2015 resulted in the Company reclassifying approximately $1.3 million from other assets to property and equipment; however, as a result of adoption of ASU 2015-16, the Consolidated Balance Sheet for the year ended December 31, 2015, has not been adjusted and recast to reflect these reclassification adjustments.

At December 31, 2016 and 2015, the Company had gross in-place lease intangibles of $86.5 million and $74.9 million, respectively, of which $80.2 million and $67.2 million, respectively, has been amortized. The unamortized balance at December 31, 2016 is expected to be fully amortized during fiscal 2017.

8.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2016	2015
Accrued salaries, bonuses and related expenses	$12,465	$11,121
Accrued property taxes	14,244	14,087
Accrued interest	3,288	3,035
Accrued health claims and workers comp	3,998	3,230
Accrued professional fees	792	748
Other	4,277	2,079

	$39,064	$34,300

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

9.	Notes Payable

Notes payable consists of the following (in thousands):

Lender	Average Monthly Payment	Net Book Value Of Collateral(1)	Interest Rate	Maturity Date	Notes Payable December 31,
					2016	2015
Fannie Mae	78	15,069	5.69	August 2021	$12,507	$12,716
Fannie Mae	26	5,812	4.97	October 2021	4,419	4,502
Fannie Mae	101	21,210	4.92	October 2021	17,448	17,779
Fannie Mae	27	21,210	5.19	October 2021	4,911	4,978
Fannie Mae	117	23,916	4.92	November 2021	20,291	20,674
Fannie Mae	27	6,105	4.38	March 2022	4,936	5,036
Fannie Mae	60	12,171	4.76	April 2022	10,614	10,814
Fannie Mae	19	12,171	4.85	April 2022	3,522	—
Fannie Mae	135	27,613	4.69	April 2022	24,123	24,584
Fannie Mae	11	4,351	4.97	April 2022	2,051	—
Fannie Mae	60	15,667	4.48	May 2022	10,926	11,141
Fannie Mae	20	15,667	4.85	May 2022	3,752	—
Fannie Mae	144	35,315	4.34	November 2022	26,935	27,462
Fannie Mae	33	7,584	4.50	November 2022	6,000	6,113
Fannie Mae	43	27,026	5.49	November 2022	7,504	7,592
Fannie Mae	84	17,818	4.32	January 2023	15,856	16,164
Fannie Mae	49	17,818	5.39	January 2023	8,572	8,684
Fannie Mae	39	8,635	4.58	January 2023	7,092	7,224
Fannie Mae	85	18,298	4.66	April 2023	15,423	15,700
Fannie Mae	18	5,444	5.46	April 2023	3,110	3,150
Fannie Mae	45	8,732	5.93	October 2023	7,312	7,411
Fannie Mae	67	13,857	5.50	November 2023	11,359	11,526
Fannie Mae	67	13,035	5.38	November 2023	11,419	11,591
Fannie Mae	282	54,150	5.56	January 2024	47,390	48,071
Fannie Mae	632	117,877	4.24	July 2024(4)	123,465	125,677
Fannie Mae	120	27,085	4.48	July 2024	22,806	23,196
Fannie Mae	81	21,230	4.30	July 2024	15,756	16,035
Fannie Mae	91	70,919	4.98	July 2024	16,822	—
Fannie Mae	134	28,509	4.59	September 2024	25,247	25,666
Fannie Mae	22	14,354	5.72	September 2024	3,724	—
Fannie Mae	54	11,175	4.70	September 2024	10,037	10,200
Fannie Mae	53	12,723	4.50	January 2025	10,091	10,258
Fannie Mae	95	6,372	4.46	January 2025	18,345	18,651
Fannie Mae	70	16,122	4.35	February 2025	13,678	13,909
Fannie Mae	109	9,316	3.85	March 2025	22,522	22,939
Fannie Mae	102	25,219	3.84	April 2025	21,157	21,548
Fannie Mae	31	25,219	5.53	April 2025	5,435	—
Fannie Mae	47	10,156	4.55	June 2025	8,944	9,087

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

Lender	Average Monthly Payment	Net Book Value Of Collateral(1)	Interest Rate	Maturity Date	Notes Payable December 31,
					2016	2015
Fannie Mae	59	12,675	4.79	June 2025	10,929	11,095
Fannie Mae	81	16,576	5.30	June 2025	13,811	14,029
Fannie Mae	58	13,378	4.69	October 2025	10,956	11,122
Fannie Mae	44	10,012	4.70	October 2025	8,280	8,406
Fannie Mae	273	41,221	4.68	December 2025	51,991	52,774
Fannie Mae	9	9,645	5.81	December 2025	1,461	—
Fannie Mae	62	11,875	5.43	April 2026	10,607	10,761
Fannie Mae	29	11,875	5.84	April 2026	4,957	—
Fannie Mae	98	24,517	4.10	October 2026	20,195	—
Fannie Mae	108	26,026	4.24	December 2026	21,975	—
Protective Life	96	25,664	3.55	April 2025	20,665	21,081
Protective Life	49	11,857	4.25	August 2025	9,713	9,882
Protective Life	78	18,665	4.25	September 2025	15,444	13,145
Protective Life	138	34,462	4.25	November 2025	27,447	27,961
Protective Life	57	14,585	4.50	February 2026	11,149	—
Protective Life	187	43,618	4.38	March 2026	34,396	—
Protective Life	70	15,961	4.13	October 2031	12,950	—
Berkadia	71	17,993	(3)	July 2018(5)	11,742	11,800
HUD	16	5,698	4.48	September 2045	3,042	3,093
Insurance Financing	76	—	1.66	October 2017	756	—
Insurance Financing	139	—	2.16	May 2017	691	—
Insurance Financing	177	—	2.16	September 2017	1,576	—
Insurance Financing	—	—	1.73	October 2016	—	711
Insurance Financing	—	—	1.73	April 2016	—	553
Insurance Financing	—	—	1.79	March 2016	—	625

	$5,259		4.60%(2)		910,234	777,116

Less deferred loan costs, net					9,841	8,533

					900,393	768,583
Less current portion					17,889	13,634

					$882,504	$754,949

(1)	77 of the facilities owned by the Company are encumbered by mortgage debt and are provided as collateral under their respective loan agreements.

(2)	Weighted average interest rate on current fixed interest rate debt outstanding.

(3)	Variable interest rate of LIBOR plus 4.50%, which was 5.16% at December 31, 2016.

(4)	On August 6, 2015, approximately $6.8 million of this outstanding mortgage debt was assumed by the buyer in conjunction with the Sedgwick Sale Transaction. For additional information refer to Note 5, “Dispositions.”

(5)	On July 31, 2016, the Company extended the maturity date with Berkadia to July 10, 2018.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

The aggregate scheduled maturities of notes payable at December 31, 2016 are as follows (in thousands):

2017	19,240
2018	28,358
2019	17,649
2020	18,385
2021	72,602
Thereafter	754,000

$910,234

On December 22, 2016, the Company completed supplemental mortgage financing of approximately $5.0 million from Fannie Mae at a fixed interest rate of 5.84% on one community located in Lamberville, Michigan. The supplemental mortgage loan is coterminous, cross-collateralized and cross-defaulted with the original existing mortgage debt maturing in April 2026. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which are being amortized over the remaining initial loan term.

On December 22, 2016, the Company completed supplemental mortgage financing of approximately $1.5 million from Fannie Mae at a fixed interest rate of 5.81% on one community located in Mishawaka, Indiana. The supplemental mortgage loan is coterminous, cross-collateralized and cross-defaulted with the original existing mortgage debt maturing in December 2025. The Company incurred approximately $45,000 in deferred financing costs related to this loan, which are being amortized over the remaining initial loan term.

On December 22, 2016, the Company completed supplemental mortgage financing of approximately $3.7 million from Fannie Mae at a fixed interest rate of 5.72% on one community located in Roanoke, Virginia. The supplemental mortgage loan is coterminous, cross-collateralized and cross-defaulted with the original existing mortgage debt maturing in September 2024. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which are being amortized over the remaining initial loan term.

On December 15, 2016, the Company completed supplemental mortgage financing of approximately $5.4 million from Fannie Mae at a fixed interest rate of 5.53% on one community located in Toledo, Ohio. The supplemental mortgage loan is coterminous, cross-collateralized and cross-defaulted with the original existing mortgage debt maturing in April 2025. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which are being amortized over the remaining initial loan term.

On December 1, 2016, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $0.8 million. The finance agreement has a fixed interest rate of 1.66% with principal amortized over a 10-month term.

On November 2, 2016, in conjunction with the Cincinnati Transaction, the Company obtained $22.0 million of mortgage debt from Fannie Mae. The new mortgage loan has a 10-year term with a 4.24% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which are being amortized over 10 years.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

On August 2, 2016, the Company completed supplemental mortgage financing of approximately $2.1 million from Fannie Mae at a fixed interest rate of 4.97% on one senior housing community located in Conroe, Texas. The supplemental mortgage loan is coterminous, cross-collateralized and cross-defaulted with the original mortgage debt maturing in April 2022. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which are being amortized over the remaining initial loan term.

Effective July 31, 2016, the Company extended the maturity of its mortgage loan with Berkadia Commercial Mortgage LLC (“Berkadia”) on one of its senior housing communities located in Canton, Ohio. The maturity date was extended from July 10, 2017 to July 10, 2018 with an initial variable interest rate of LIBOR plus 4.50% with principal amortized over 25 years. In conjunction with the loan extension, the Company incurred an extension fee of approximately $30,000 which will be amortized over the new loan term.

On June 15, 2016, the Company completed supplemental mortgage financing of approximately $16.9 million from Fannie Mae at a fixed interest rate of 4.98% on four senior housing communities located in Texas, two senior housing communities located in Ohio, and one senior housing community located in Missouri. The supplemental mortgage loans are coterminous, cross-collateralized and cross-defaulted with the original mortgage debt maturing in July 2024. The Company incurred approximately $0.5 million in deferred financing costs related to these loans, which are being amortized over the remaining initial loan terms.

On May 31, 2016, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $2.6 million. The finance agreement has a fixed interest rate of 2.16% with principal amortized over a 15-month term.

On May 31, 2016, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $1.5 million. The finance agreement has a fixed interest rate of 2.16% with principal amortize over an 11-month term.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

On December 17, 2015, the Company completed supplemental mortgage financing of approximately $7.6 million from Fannie Mae at a fixed interest rate of 5.49%on three senior housing communities located in Columbus, Ohio, Chardon, Ohio, and Greenwood, Indiana. The supplemental mortgage loans are coterminous, cross-collateralized and cross-defaulted with the original mortgage debt maturing in November 2022. The Company incurred approximately $0.2 million in deferred financing costs related to these loans, which are being amortized over the remaining initial loan terms.

On November 24, 2015, the Company completed supplemental mortgage financing of approximately $3.2 million from Fannie Mae at a fixed interest rate of 5.46% on one senior housing community located in Elkhorn, Nebraska. The supplemental mortgage loan is coterminous, cross-collateralized and cross-defaulted with the original mortgage debt maturing in April 2023. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which are being amortized over the remaining initial loan term.

On November 24, 2015, the Company completed supplemental mortgage financing of approximately $8.7 million from Fannie Mae at a fixed interest rate of 5.39% on one senior housing community located in Springfield, Missouri. The supplemental mortgage loan is coterminous, cross-collateralized and cross-defaulted with the original mortgage debt maturing in January 2023. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which are being amortized over the remaining initial loan term.

On November 12, 2015, the Company repaid mortgage loans totaling approximately $31.6 million from Fannie Mae associated with four of its senior housing communities located in Columbia, South Carolina, Deer Park and Pantego, Texas, and South Bend, Indiana, each of which was scheduled to mature in June 2017. The Company obtained approximately $52.8 million of new long-term fixed interest rate mortgage financing from Berkadia, who later sold the loans to Fannie Mae, at a fixed interest rate of 4.68% with a 10-year term and the principal amortized over a 30-year term. The Company incurred approximately $0.6 million in deferred financing costs related to the new mortgage loans, which are being amortized over 10 years. As a result of the early repayment of the existing mortgage debt, the Company accelerated the amortization of approximately $0.1 million in unamortized deferred financing costs and incurred a prepayment premium of approximately $1.7 million to Fannie Mae.

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

On September 30, 2015, the Company completed supplemental financing of approximately $5.0 million from Fannie Mae at a fixed interest rate of 5.19% on one senior housing community located in Macedonia, Ohio. The supplemental loan is coterminous, cross-collateralized and cross-defaulted with the original mortgage debt maturing in October 2021. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which are being amortized over the remaining initial loan term.

On September 24, 2015, the Company obtained approximately $8.4 million long-term fixed interest rate mortgage financing from Fannie Mae to replace interim variable interest rate financing obtained by the Company from Berkadia on September 30, 2013, in connection with the Company’s previous acquisition of a senior housing community located in Oakwood, Georgia. The new mortgage loan has a 10-year term with a 4.7% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which are being amortized over 10 years.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

On August 11, 2015, in conjunction with the Indianapolis Transaction, the Company obtained approximately $13.2 million of mortgage debt from Protective Life. The new mortgage loan has a 10-year term with a 4.25% fixed interest rate and the principal amortized over a 30-year term. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which are being amortized over 10 years. The note with Protective Life associated with the Indianapolis Transaction included a loan commitment for up to $2.6 million of supplemental funding at the same terms and 4.25% fixed interest rate. The loan commitment was based on meeting certain funding requirements which the Company met during fiscal 2016 and allowed the Company to draw down the supplemental funding commitment on May 3, 2016.

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

On March 5, 2015, the Company repaid an interim, interest only variable rate mortgage loan totaling approximately $21.6 million from Wells Fargo on one of its senior housing communities located in Toledo, Ohio. The Company obtained approximately $21.8 million of mortgage debt from Fannie Mae to replace the Wells Fargo interim financing. This new mortgage loan has a 10-year term with a fixed interest rate of 3.84% and the principal amortized over 30-years. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which are being amortized over the loan term. As a result of the refinance, the Company received approximately $0.2 million in cash proceeds. Due to the early repayment, the Company accelerated the amortization of approximately $79,000 in unamortized deferred financing costs and incurred additional prepayment fees totaling approximately $55,000.

On February 17, 2015, the Company obtained new permanent mortgage financing totaling approximately $23.2 million from Fannie Mae on one of its owned senior housing communities located in Peoria, Illinois. The new financing replaced a mortgage loan previously scheduled to mature on September 1, 2015, which was defeased by the Company on January 22, 2015, in conjunction with the Four Property Sale Transaction. This new

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

mortgage loan has a 10-year term with a fixed interest rate of 3.85% and the principal amortized over 30 years. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which are being amortized over the loan term. As a result of the Peoria financing, the Company repaid existing mortgage debt on two owned properties totaling approximately $14.1 million. Due to the early repayment, the Company accelerated the amortization of approximately $0.2 million in unamortized deferred financing costs and incurred additional prepayment fees totaling approximately $0.5 million.

On January 22, 2015, outstanding mortgage debt totaling approximately $13.7 million was defeased in conjunction with the Four Property Sale Transaction. The mortgage loan associated with the Company’s senior housing community located in Winston-Salem, North Carolina, carried an outstanding balance of approximately $5.7 million and could not be prepaid under the existing loan agreement as it did not offer a prepayment provision. Additionally, this mortgage loan was cross-collateralized with another mortgage loan on one of the Company’s senior housing communities located in Peoria, Illinois, which carried an outstanding mortgage balance of approximately $8.0 million and also did not offer a prepayment provision. Therefore, the Company determined it would defease the Winston-Salem and Peoria mortgage loans by acquiring certain treasury securities to serve as collateral for the outstanding principal balance as of the date of the sale until the note matured on September 1, 2015. The Company contracted with a third party trust to assume the mortgage debt and assigned all of its rights to the treasury securities to serve as collateral until the balance remaining came due. Based on this structure, the Company concluded it met the requirements to report the debt transaction as a legal defeasance which resulted in the Company removing the respective assets and liabilities from its Consolidated Balance Sheet during the first quarter of fiscal 2015 when the transaction closed. Due to the defeasance, the Company accelerated the amortization of approximately $18,000 in unamortized deferred financing costs. For additional information refer to Note 5, “Dispositions”.

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

The Company issued standby letters of credit, totaling approximately $3.9 million, for the benefit of Hartford Financial Services associated with the administration of workers compensation.

The Company issued standby letters of credit, totaling approximately $6.6 million, for the benefit of Welltower, Inc., formerly Healthcare REIT, Inc., (“Welltower”) on certain leases between Welltower and the Company.

The Company issued standby letters of credit, totaling approximately $2.8 million, for the benefit of HCP, Inc. (“HCP”) on certain leases between HCP and the Company.

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the life of the notes. At December 31, 2016 and 2015, the Company had gross deferred loan costs of $12.8 million and $10.3 million, respectively. Accumulated amortization was $3.0 million and $1.8 million at December 31, 2016 and 2015, respectively. During fiscal 2015, due to the early repayment of the Company’s existing mortgage debt associated with the Four Property Sale Transaction, Sedgwick Sale Transaction and refinancings with Fannie Mae, the Company wrote-off approximately $0.5 million in unamortized deferred financing charges and removed the respective accumulated amortization of approximately $1.4 million. Amortization expense is expected to be approximately $1.2 million in each of the next five fiscal years. The Company was in compliance with all aspects of its outstanding indebtedness at December 31, 2016 and 2015.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

10.	Equity

Preferred Stock

The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Board without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of December 31, 2016 and 2015.

Share Repurchases

On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. Shares of stock repurchased under the program will be held as treasury shares. Pursuant to this authorization, during fiscal 2009, the Company purchased 349,800 shares at an average cost of $2.67 per share for a total cost to the Company of approximately $0.9 million. On January 14, 2016, the Company announced that its board of directors approved a continuation of the share repurchase program. Pursuant to this authorization, during fiscal 2016, the Company purchased 144,315 shares of its common stock at an average cost of $17.29 per share for a total cost to the Company of approximately $2.5 million. All such purchases were made in open market transactions.

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

A summary of the Company’s stock option activity and related information for the years ended December 31, 2016, 2015, and 2014 is presented below:

	Outstanding at Beginning of Year	Granted	Exercised	Forfeited	Outstanding End of Year	Options Exercisable
December 31, 2016
Shares	3,000	—	3,000	—	—	—
Weighted average price	$10.97	—	$10.97	—	—	—
December 31, 2015
Shares	6,000	—	3,000	—	3,000	3,000
Weighted average price	$8.44	—	$5.90	—	$10.97	$10.97
December 31, 2014
Shares	19,000	—	13,000	—	6,000	6,000
Weighted average price	$7.10	—	$6.48	—	$8.44	$8.44

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

No stock options were outstanding at December 31, 2016, as all outstanding options had fully vested and had been exercised. The options outstanding and the options exercisable at December 31, 2015 and 2014 had an aggregate intrinsic value of $30,000 and $0.1 million, respectively.

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

The Company recognizes compensation expense of a restricted stock award over its respective vesting or performance period based on the fair value of the award on the grant date, net of forfeitures. A summary of the Company’s restricted common stock awards activity and related information for the years ended December 31, 2016, 2015, and 2014 is presented below:

	Outstanding at Beginning of Year	Issued	Vested	Forfeited	Outstanding End of Year
December 31, 2016
Shares	783,310	666,883	(565,224)	(55,203)	829,766
December 31, 2015
Shares	702,718	467,944	(358,716)	(28,636)	783,310
December 31, 2014
Shares	870,217	350,716	(406,072)	(112,143)	702,718

The restricted stock outstanding at December 31, 2016, 2015, and 2014, had an aggregate intrinsic value of $13.3 million, $16.3 million, and $17.5 million, respectively.

During fiscal 2016, the Company awarded 666,883 shares of restricted common stock to certain employees and directors of the Company, of which 199,692 shares were subject to performance-based vesting conditions. The average market value of the common stock on the date of grant was $16.10. These awards of restricted shares vest over a one to four-year period, unless the award is subject to certain accelerated vesting requirements, and had an intrinsic value of $10.7 million on the date of grant. Additionally, during fiscal 2016, the Company awarded 8,220 restricted stock units to certain directors of the Company. The average market value of the restricted stock units on the date of grant was $18.25. These awards of restricted units vest over a one-year period and had an intrinsic value of $0.2 million on the date of grant.

Stock Based Compensation

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk free interest rate. The expected volatility used by

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

The Company recognized $11.6 million, $8.8 million, and $7.3 million in stock-based compensation expense during fiscal 2016, 2015, and 2014, respectively. Unrecognized stock-based compensation expense, net of estimated forfeitures, is $9.9 million for the year ended December 31, 2016. Forfeiture rates are estimated annually based on the average historical cancellations that occurred during the past three fiscal years, which is the average period over which stock awards vest. The Company expects this expense to be recognized over a one-year period for performance awards and a one to four-year period for nonperformance awards.

12.	Income Taxes

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$—
State	435	900	719
Deferred:
Federal	—	—	—
State	—	—	—

	$435	$900	$719

The provision (benefit) for income taxes differed from the amounts of income tax provision (benefit) determined by applying the U.S. federal statutory income tax rate to income before provision (benefit) for income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Tax (benefit) provision at federal statutory rates	$(9,335)	$(4,515)	$(7,958)
State income tax expense, net of federal effects	(550)	64	(90)
State effective rate changes	—	—	6
Change in deferred tax asset valuation allowance	8,569	4,986	8,456
Other	1,751	365	305

	$435	$900	$719

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

A summary of the Company’s deferred tax assets and liabilities, are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Deferred gains on sale/leaseback transactions	$5,416	$6,176
Net operating loss carryforward (expiring up to 2036)	23,206	15,144
Compensation costs	3,707	1,804
Other	3,221	2,802
Total deferred tax assets	35,550	25,926
Valuation Allowance	(30,821)	(22,252)

Total deferred tax assets, net	4,729	3,674
Deferred tax liabilities:
Depreciation and amortization	(4,729)	(3,674)

Total deferred tax assets, net	$—	$—

Current deferred tax assets, net	$—	$—
Long-term deferred tax (liabilities) assets, net	—	—

Total deferred tax assets, net	$—	$—

Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which we expect those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, a valuation allowance has been recorded to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized. A significant component of objective evidence evaluated was the cumulative losses before income taxes incurred by the Company over the past several fiscal years. Such objective evidence severely limits the ability to consider other subjective evidence such as the Company’s ability to generate sufficient taxable income in future periods to fully recover the deferred tax assets. However, in the event that we were to determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period we made such a determination. The benefits of the net deferred tax assets might not be realized if actual results differ from expectations.

As of December 31, 2016, the Company has Federal and State Net Operating Loss (“NOL”) carryforwards of $66.8 million and $93.5 million and related deferred tax assets of $22.7 million and $3.7 million, respectively, and a Federal Alternative Minimum Tax Credit carryforward of $0.3 million. The federal and state NOL carryforwards in the income tax returns filed included unrecognized tax benefits. The deferred tax assets recognized for those NOLs are presented net of the unrecognized benefits. If not used, the Federal NOL will expire during fiscal 2033 to 2036 and state NOL’s will expire during fiscal 2017 to 2035. Additionally, the Company has a Federal NOL carryforward of $15.7 million related to the excess tax benefits associated with stock-based compensation and stock option exercises. The benefit of this NOL will be recognized as an increase to additional paid-in capital at the point when such NOL provides cash benefit to the Company.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

The Company evaluates uncertain tax positions through consideration of accounting and reporting guidance on criteria, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. The Company is required to recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. As of December 31, 2016, the Company has unrecognized tax benefits of $3.8 million for an uncertain tax position associated with a change in accounting method. The unrecognized tax benefits as of December 31, 2016 are timing-related uncertainties that if recognized would not impact the effective tax rate of the Company.

A summary of the Company’s unrecognized tax benefits activity and related information for the years ended December 31, 2016, 2015, and 2014 is presented below (in thousands):

	2016	2015	2014
Beginning balance, January 1	$—	$—	$—
Gross increases – tax positions in prior period	2,451	—	—
Gross decreases – tax positions in prior period	—	—	—
Gross increases – tax positions in current period	1,335	—	—
Settlements	—	—	—
Lapse of statute of limitations	—	—	—

Ending balance, December 31	$3,786	$—	$—

The effective tax rates for fiscal 2016 and 2015 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas and accounts for the majority of the Company’s current state tax expense. During fiscal 2016 the Company consolidated 38 Texas communities and during fiscal 2015 the Company consolidated 37 Texas communities and the TMT increased the overall provision for income taxes. The Company is generally no longer subject to federal and state tax audits for years before 2013.

13.	Employee Benefit Plans

The Company has a 401(k) salary deferral plan (the “Plan”) in which all employees of the Company meeting minimum service and age requirements are eligible to participate. Contributions to the Plan are in the form of employee salary deferrals, which are subject to employer matching contributions of 50% of up to 4% of the employee’s annual salary. The Company’s contributions are funded semi-monthly to the Plan administrator. Matching contributions of $0.5 million were contributed to the Plan in each of fiscal 2016, 2015 and 2014. The Company incurred administrative expenses related to the Plan of $24,600, $20,900, and $15,000 in fiscal 2016, 2015, and 2014, respectively.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

15.	Fair Value of Financial Instruments

The carrying amounts and fair values of financial instruments at December 31, 2016 and 2015 are as follows (in thousands):

	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$34,026	$34,026	$56,087	$56,087
Restricted cash	13,297	13,297	13,159	13,159
Notes payable, excluding deferred loan costs	910,234	879,448	777,116	724,769

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

The estimated fair value of these assets and liabilities could be affected by market changes and this effect could be material.

16.	Allowance for Doubtful Accounts

The components of the allowance for doubtful accounts are as follows (in thousands):

	December 31,
	2016	2015	2014
Balance at beginning of year	$3,188	$2,321	$1,900
Provision for bad debts, net of recoveries	1,727	1,192	717
Write-offs and other	(662)	(325)	(296)

Balance at end of year	$4,253	$3,188	$2,321

17.	Leases

As of December 31, 2016, the Company leased 50 senior housing communities from certain real estate investment trusts (“REITs”). The lease terms are generally for 10-15 years with renewal options for 5-20 years at the Company’s option. Under these lease agreements, the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. No new facility leases were entered into by the Company during fiscal 2016.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

The following table summarizes each of the Company’s facility lease agreements as of December 31, 2016 (dollars in millions):

Landlord	Date of Lease	Number of Communities	Value of Transaction	Term	Initial Lease Rate (1)	Lease Acquisition and Modification Costs (2)	Deferred Gains /Lease Concessions (3)
Ventas	September 30, 2005	6	$84.6	(4) (Two five-year renewals)	8%	$9.5	$4.6
Ventas	October 18, 2005	1	19.5	(4) (Two five-year renewals)	8%	0.3	—
Ventas	June 8, 2006	1	19.1	(4) (Two five-year renewals)	8%	0.6	—
Ventas	January 31, 2008	1	5.0	(4) (Two five-year renewals)	7.75%	0.2	—
Ventas	June 27, 2012	2	43.3	(4) (Two five-year renewals)	6.75%	0.8	—
HCP	May 1, 2006	3	54.0	(5) (Two ten-year renewals)	8%	0.3	12.8
HCP	May 31, 2006	6	43.0	(6) (One ten-year renewal)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	(5) (Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	(5) (Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	(5) (Two ten-year renewals)	7.25%	0.1	—
Welltower	April 16, 2010	5	48.5	15 years (One 15-year renewal)	8.25%	0.6	0.8
Welltower	May 1, 2010	3	36.0	15 years (One 15-year renewal)	8.25%	0.2	0.4
Welltower	September 10, 2010	12	104.6	15 years (One 15-year renewal)	8.50%	0.4	2.0
Welltower	April 8, 2011	4	141.0	15 years (One 15-year renewal)	7.25%	0.9	16.3

Subtotal						15.1	37.5
Accumulated amortization through December 31, 2016						(8.0)	—
Accumulated deferred gains / lease concessions recognized through December 31, 2016						—	(22.1)

Net lease acquisition costs / deferred gains / lease concessions as of December 31, 2016						$7.1	$15.4

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as set forth in each respective lease agreement.

(2)	Lease acquisition and modification costs are being amortized over the respective lease terms.

(3)	Deferred gains of $34.9 million and lease concessions of $2.6 million are being recognized in the Company’s Consolidated Statements of Operations and Comprehensive Loss as a reduction in facility lease expense over the respective initial lease terms. Lease concessions of $0.6 million relate to the transaction with HCP on May 31, 2006, and $2.0 million relate to the transaction with HCN on September 10, 2010.

(4)

Effective June 17, 2015, the Company executed amendments to the master lease agreements with Ventas to facilitate up to $24.5 million of leasehold improvements for 10 of the leased communities and extend the lease terms through September 30, 2025, with two 5-year renewal extensions available at the Company’s option. Additionally, effective June 30, 2016, the Company executed amendments to the master lease agreements with Ventas to increase the Special Project Funds for leasehold improvements from $24.5 million to

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

$28.5 million and extend the date for completion of the improvements to June 30, 2017. On January 31, 2017, the Company acquired four of the senior housing communities leased from Ventas for a total acquisition price of $85.0 million.

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

Ventas

As of December 31, 2016, the Company leased 11 senior housing communities from Ventas. During the second quarter of fiscal 2015, the Company executed amendments to the master lease agreements with Ventas to facilitate up to $24.5 million of leasehold improvements for 10 communities within the Ventas lease portfolio and extend the lease terms until September 30, 2025, with two five-year renewal extension available at the Company’s option. Additionally, during the second quarter of fiscal 2016, the Company executed amendments to the master lease agreements with Ventas to increase the Special Project Funds for leasehold improvements from $24.5 million to $28.5 million and extend the date for completion of the leasehold improvements to June 30, 2017. The initial lease rates under each of the Ventas Lease Agreements range from 6.75% to 8% and are subject to certain conditional escalation clauses that will be recognized when probable or incurred. The Company incurred $11.4 million in lease acquisition and modification costs related to the Ventas Lease Agreements. These deferred lease acquisition and modification costs are being amortized over the lease terms and are included in facility lease expense in the Company’s Consolidated Statement of Operations and Comprehensive loss. The Company accounts for nine of the Ventas Lease Agreements as an operating lease and two as a Capital lease and financing obligation.

Effective January 31, 2017, the Company acquired four of the senior housing communities leased from Ventas for a total acquisition price of $85.0 million. The Company obtained interim, interest only, bridge financing from Berkadia for $65.0 million of the acquisition price with an initial variable interest rate of LIBOR plus 4.0% and a 36-month term, with the balance of the acquisition price paid from the Company’s existing cash resources.

Effective June 27, 2012, the Company closed a lease modification transaction with Ventas which resulted in the Company exchanging two of its owned communities for one of the communities in the existing Ventas lease portfolio and simultaneously leasing back the two communities exchanged (the “Ventas Lease Transaction”). This transaction was the result of negotiations for a solution to the anticipation of the Company not meeting certain lease coverage ratio requirements for its lease portfolio of ten properties with Ventas. The two communities previously owned by the Company are located in East Lansing, Michigan (the “East Lansing Community”) and Raleigh, North Carolina (the “Raleigh Community”) and were exchanged for a community located in Merrillville, Indiana (the “Towne Centre Community”). All three communities continue to be operated by the Company. In conjunction with this transaction, Ventas assumed approximately $18.3 million of existing mortgage debt from Berkadia and the Company received the Towne Centre Community unencumbered. All of the leased communities in the Ventas lease portfolio were modified to be coterminous with the East Lansing and Raleigh Community leases expiring on September 30, 2020, which were extended to September 30, 2025 during fiscal 2015, with two 5-year renewal extensions available at the Company’s option, eliminate property-level lease covenants, and contain substantially similar terms and conditions. These leases were re-evaluated by the Company at the modification date and continue to be treated as operating leases. Under the terms of the original lease agreements with Ventas, the Company had previously deposited additional cash collateral of approximately $3.4 million, which was returnable to the Company once certain performance targets were reached. However, due to the rebalanced lease portfolio meeting the lease coverage ratio requirements, the Company negotiated the return of

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

these deposits as a condition to the lease modification. Additionally, due to the extension of the lease terms for the Ventas lease portfolio to fiscal 2020, the rights of Ventas to reset the underlying values of the leased communities were deferred for five years.

Pursuant to ASC 840, Leases, the Company performed a sale/leaseback analysis to determine whether the East Lansing Community and Raleigh Community could be removed from its Consolidated Balance Sheets. Based upon the analysis performed, the Company concluded certain aspects of the lease modification would be considered forms of “continuing involvement” which precludes the Company from derecognizing these assets from its Consolidated Balance Sheets under sale/leaseback accounting criteria. Therefore, the Company recorded financing obligations equal to the fair market value of the communities exchanged and the mortgage debt assumed by Ventas. At the end of the lease term, including exercise of any renewal options, the net remaining financing obligation less the net carrying value of the leased assets will be recognized as a non-cash gain on sale of the East Lansing Community and Raleigh Community. Rental payments under these leases will not be reflected as a component of facility lease expense but will be recognized as a reduction of the financing obligation and interest expense based upon the Company’s incremental borrowing rate at the time the transaction was closed. As a result of this transaction, the Company recorded additions to property and equipment of approximately $13.2 million and other assets, primarily consisting of lease intangibles, of approximately $11.8 million within the Company’s Consolidated Balance Sheets, which will be depreciated or amortized over the estimated useful lives. The additions to property and equipment were reduced by approximately $4.9 million, which represented the unamortized portion of the deferred gain previously recognized by the Company when the Towne Centre Community had been sold in fiscal 2006. Lease intangibles consist of the fair value of in-place leases associated with the Towne Centre Community and the fair value attributable to Ventas deferring its right to reset the underlying values of the lease portfolio five years until fiscal 2020.

HCP

As of December 31, 2016, the Company leased 15 senior housing communities from HCP. During the fourth quarter of fiscal 2013, the Company executed an amendment to the master lease agreement with HCP to facilitate up to $3.3 million of leasehold improvements for one community within the HCP lease portfolio and extend the initial lease terms for nine communities until October 31, 2020, with two 10-year renewal extensions available at the Company’s option. During the second quarter of fiscal 2015, the Company exercised its right to extend the lease term with HCP for the remaining six communities in the HCP lease portfolio until April 30, 2026, with one 10-year renewal extension available at the Company’s option. The initial lease rates under the HCP Lease Agreements range from 7.25% to 8% and are subject to certain conditional escalation clauses, which will be recognized when probable or incurred. The Company incurred $1.6 million in lease acquisition and modification costs related to the HCP Lease Agreements. These deferred lease acquisition and modification costs are being amortized over the lease terms and are included in facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company accounts for each of the HCP Lease Agreements as an operating lease.

Welltower

As of December 31, 2016, the Company leased 24 senior housing communities from Welltower. The Welltower Lease Agreements each have an initial term of 15 years, with one 15-year renewal extension available at the Company’s option. The initial lease rates under the Welltower Lease Agreements range from 7.25% to 8.5% and are subject to certain conditional escalation clauses, which will be recognized when probable or incurred. The initial terms on the Welltower Lease Agreements expire on various dates through April 2026. The Company incurred $2.1 million in lease acquisition costs related to the Welltower Lease Agreements. These deferred lease acquisition costs are being amortized over the lease terms and are included in facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company accounts for each of the Welltower Lease Agreements as an operating lease.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

The Company incurred $64.5 million, $62.8 million, and $60.9 million in lease expense during fiscal 2016, 2015, and 2014, respectively. Future minimum lease commitments as of December 31, 2016, are as follows (in thousands):

2017	$67,289
2018	67,194
2019	67,133
2020	64,811
2021	53,532
Thereafter	206,585

$526,544

Effective January 31, 2017, the Company acquired four of its leased senior housing communities from Ventas which will result in a $44.9 million reduction to total future minimum lease commitments, with a $5.3 million reduction to lease commitments in fiscal 2017, a $5.1 million reduction to lease commitments in each of fiscal 2018 to 2021, and a $19.2 million reduction to lease commitments thereafter, which is not reflected in the table above.

At December 31, 2016 and 2015, the Company had gross deferred lease costs of $15.1 million. Accumulated amortization at December 31, 2016 and 2015 was $8.0 million and $7.4 million, respectively, and amortization expense is expected to be approximately $0.7 million in each of the next five fiscal years. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at December 31, 2016 and 2015.

18.	Quarterly Financial Information (Unaudited)

The following table presents certain unaudited quarterly financial information for each of the four quarters ended December 31, 2016 and 2015. This information has been prepared on the same basis as the audited consolidated financial statements of the Company and include, in the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the audited consolidated financial statements of the Company.

	2016 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Total revenues	$109,173	$111,034	$111,436	$115,805
Income from operations	4,153	5,793	3,686	758
Net loss and comprehensive loss	(5,984)	(4,446)	(7,077)	(10,510)
Net loss per share, basic	$(0.21)	$(0.15)	$(0.24)	$(0.36)
Net loss per share, diluted	$(0.21)	$(0.15)	$(0.24)	$(0.36)
Weighted average shares outstanding, basic	28,751	28,926	28,959	29,000
Weighted average shares outstanding, fully diluted	28,751	28,926	28,959	29,000

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

	2015 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Total revenues	$98,640	$101,588	$104,420	$107,529
Income from operations	3,718	3,680	5,676	5,761
Net (loss) income and comprehensive (loss) income	(6,039)	(5,166)	2,871	(5,950)
Net (loss) income per share, basic	$(0.21)	$(0.18)	$0.10	$(0.21)
Net (loss) income per share, diluted	$(0.21)	$(0.18)	$0.10	$(0.21)
Weighted average shares outstanding, basic	28,565	28,705	28,732	28,749
Weighted average shares outstanding, fully diluted	28,565	28,705	28,733	28,749

19.	Subsequent Events

Effective January 31, 2017, the Company acquired four of the senior housing communities leased from Ventas for a total acquisition price of $85.0 million. The Company obtained interest only, bridge financing from Berkadia for $65.0 million of the acquisition price with an initial variable interest rate of LIBOR plus 4.0% and a 36-month term, with the balance of the acquisition price paid from the Company’s existing cash resources. The Company has not yet completed its initial purchase price allocation for this transaction.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Capital Senior Living Corporation

We have audited Capital Senior Living Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Capital Senior Living Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Capital Senior Living Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Capital Senior Living Corporation as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated March 1, 2017, expressed an unqualified opinion thereon.

/s/     Ernst & Young LLP

Dallas, Texas

March 1, 2017

INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

Exhibit Number		Description
3.1	—	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)

3.1.1	—	Amendment to Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

3.2	—	Second Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 8, 2013.)

4.1	—	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

4.2	—	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

4.3	—	Amended and Restated Second Amendment to the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation, as amended. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 22, 2015.)

10.1	—	Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and David R. Brickman (Incorporated by reference to Exhibit 10.12 to the Registration Statement No. 333-33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.)

10.2	—	Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and Keith N. Johannessen (Incorporated by reference to Exhibit 10.13 from the Registration Statement No. 333-33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.

10.3	—	Agreement of Limited Partnership of Triad Senior Living II, L.P. dated September 23, 1998 (Incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.)

10.4	—	Agreement of Limited Partnership of Triad Senior Living III, L.P. dated November 10, 1998 (Incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.)

10.5	—	Agreement of Limited Partnership of Triad Senior Living IV, L.P. dated December 22, 1998 (Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.)

10.6	—	Employment Agreement, dated May 26, 1999, by and between Lawrence A. Cohen and Capital Senior Living Corporation (Incorporated by reference to the Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

Exhibit Number		Description

10.7	—	Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, L.P. (Incorporated by reference to the Exhibit 10.78 to the Company’s Annual Report on Form 10-K, dated March 30, 2000, filed by the Company with the Securities and Exchange Commission.)

10.7.1	—	Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, LP. (Incorporated by reference to the Exhibit 10.10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed by the Company with the Securities and Exchange Commission.)

10.8	—	First Amendment to Triad II Partnership Agreement (Incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K, dated August 15, 2000, filed by the Company with the Securities and Exchange Commission.)

10.9	—	Support Agreement dated as of September 11, 2002 by and between Capital Senior Living, Inc., Triad I, Triad II, Triad III, Triad IV and Triad V. (Incorporated by reference to Exhibit 10.102 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed by the Company with the Securities and Exchange Commission.)

10.10	—	Second Amendment to the Employment Agreement of Lawrence A. Cohen, dated January 27, 2003 by and between Lawrence A. Cohen and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.106 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.11	—	First Amendment to the Employment Agreement of Keith N. Johannessen, dated January 17, 2003 by and between Keith N. Johannessen and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.107 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.12	—	Second Amendment to the Employment Agreement of David R. Brickman, dated January 27, 2003 by and between David R. Brickman and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.109 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.13	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living I, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.110 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.13.1	—	Amended and Restated Draw Promissory Note (Fairfield), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.111.1 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.13.2	—	Amended and Restated Draw Promissory Note (Oklahoma City), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.111.2 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.13.3	—	Amended and Restated Draw Promissory Note (Plano), dated February 1, 2003, of Triad Senior Living II, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.111.3 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.14	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living III, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.112 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.15	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living IV, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.113 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

Exhibit Number		Description

10.16	—	Amended and Restated Draw Promissory Note, dated February 1, 2003, of Triad Senior Living V, L.P. in favor of Capital Senior Living Properties, Inc. (Incorporated by reference to Exhibit 10.114 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.17	—	Master Lease Agreement, dated June 30, 2005, between Ventas Amberleigh, LLC and Capital Senior Management 2, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, dated June 30, 2005, filed by the Company with the Securities and Exchange Commission on July 11, 2005.)

10.18	—	Schedule identifying substantially identical agreements to Exhibit 10.63 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, dated June 30, 2005, filed by the Company with the Securities and Exchange Commission on July 11, 2005.)

10.19	—	Loan Agreement, dated July 18, 2005, by Capital Senior Living Peoria, LLC and GMAC Commercial Mortgage Bank (Incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated July 18, 2005, filed by the Company with the Securities and Exchange Commission.)

10.20	—	Schedule identifying substantially identical agreements to Exhibit 10.65 (Incorporated by reference to the Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated July 18, 2005, filed by the Company with the Securities and Exchange Commission.)

10.21	—	Master Lease Agreement, dated October 18, 2005, between Ventas Georgetowne, LLC and Capital Senior Management 2, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 18, 2005, filed by the Company with the Securities and Exchange Commission.)

10.22	—	Schedule identifying substantially identical agreements to Exhibit 10.70 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 7, 2006, filed by the Company with the Securities and Exchange Commission.)

10.23	—	Master Lease Agreement, dated May 31, 2006, between subsidiaries of the Company and HCP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.)

10.24	—	Lease, dated May 31, 2006, between subsidiaries of the Company and HCP regarding the Crosswood Oaks Facility in Citrus Heights, California (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.)

10.25	—	Schedule identifying substantially identical agreements to Exhibit 10.73 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.)

10.26	—	Multifamily Note, dated June 9, 2006, executed by Triad Senior Living II, L.P. in favor of Capmark. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 9, 2006, filed by the Company with the Securities and Exchange Commission.)

10.27	—	Schedule identifying substantially identical agreements to Exhibit 10.75 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated June 9, 2006, filed by the Company with the Securities and Exchange Commission.)

10.28	—	Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing, dated June 9, 2006, by Triad Senior Living II, L.P. to Ed Stout, as trustee, for the benefit of Capmark. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated June 9, 2006, filed by the Company with the Securities and Exchange Commission.)

Exhibit Number		Description

10.29	—	Loan Agreement, dated June 20, 2006, by and between Triad Senior Living III, L.P. and Capmark Bank. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 20, 2006, filed by the Company with the Securities and Exchange Commission.)

10.30	—	Multifamily Note dated May 3, 2007 executed by Triad Senior Living III, L.P. in favor of Capmark Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.)

10.31	—	Schedule identifying substantially identical agreements to Exhibit 10.3 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.)

10.32	—	Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing dated May 3, 2007 by Triad Senior Living III, L.P. in favor of Chicago Title Insurance Company, as trustee for the benefit of Capmark Bank. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.)

10.33	—	Schedule identifying substantially identical agreements to Exhibit 10.5. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 3, 2007, filed by the Company with the Securities and Exchange Commission.)

10.34	—	Fourth Amendment to the Employment Agreement of Lawrence A. Cohen. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010.)

10.35	—	Second Amendment to the Employment Agreement of Keith N. Johannessen. (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010.)

10.36	—	Master Lease Agreement, dated as of September 10, 2010, between Capital Texas S, LLC and the Landlord parties thereto. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2010.)

10.37	—	Employment Agreement, dated July 22, 2010, by and between Capital Senior Living, Inc. and Joseph G. Solari (Incorporated by reference to the Exhibit 10.50 to the Company’s Annual Report on Form 10-K, dated March 12, 2012, filed by the Company with the Securities and Exchange Commission.)

10.38	—	Employment Agreement, dated April 25, 2014, by and between Capital Senior Living, Inc. and Carey P. Hendrickson (Incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 28, 2014, filed by the Company with the Securities and Exchange Commission.)

10.39	—	Form of Outside Directors Restricted Share Unit Award Under the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on August 5, 2015.)

10.40	—	Second Amendment to Employment Agreement of Joseph G. Solari, dated August 31, 2013 by and between Capital Senior Living Corporation and Joseph G. Solari. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on May 6, 2015.)

Exhibit Number		Description

*21.1	—	Subsidiaries of the Company

*23.1	—	Consent of Ernst & Young LLP

*31.1	—	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

*31.2	—	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

*32.1	—	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	—	Certification of Carey P. Hendrickson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	—	XBRL Instance Document

*101.SCH	—	XBRL Taxonomy Extension Schema Document

*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.