Form 10-Q/A
period 2017-06-30
CAPITAL SENIOR LIVING CORP
filed 2017-08-03
CIK 1043000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

As of July 28, 2017, the Registrant had 30,339,978 outstanding shares of its Common Stock, $0.01 par value, per share.

EXPLANATORY NOTE

Capital Senior Living Corporation (the “Registrant”) is filing this amendment (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (the Form 10-Q), filed with the U.S. Securities and Exchange Commission on August 2, 2017, solely to correct an error on the cover page. The cover page of the Form 10-Q incorrectly stated that the amount of the Registrant’s Common Stock outstanding as of July 28, 2017 was 39,339,978 due to a typographical error. The cover page of this Form 10-Q/A correctly states that the number of shares of outstanding Common Stock of the Registrant on July 28, 2017 was 30,339,978.

The incorrect number of shares outstanding as of July 28, 2017 was also included in Exhibit 101 to the Form 10-Q containing the Registrant’s Extensible Business Reporting Language (“XBRL”) materials for the six-month period ended June 30, 2017. This Form 10-Q/A also amends Item 6, “Exhibits,” specifically by including Exhibit 101 containing the Registrant’s XBRL materials for the six-month period ended June 30, 2017 with the corrected number of shares outstanding as of July 28, 2017.

The Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, the Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of Form 10-Q or modify or update any related or other disclosures.

Part II. OTHER INFORMATION

Item 6. EXHIBITS.

The exhibits to this Form 10-Q/A are listed on the Exhibit Index page hereof, which is incorporated by reference in this Item 6.

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
Date: August 3, 2017

INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

Exhibit Number		Description
3.1*	—	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to exhibit 3.1 to the Registration Statement No. 333-33379 on Form S-1/A filed by the Company with the Securities and Exchange Commission on September 8, 1997.)
3.1.1*	—	Amendment to Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)
3.2*	—	Second Amended and Restated Bylaws of the Registrant. (Incorporated by reference to exhibit 3.1 to the Company’s Current Report filed by the Company with the Securities and Exchange Commission on March 8, 2013.)
4.1*	—	2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on May 31, 2007.)
4.2*	—	First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on May 31, 2007.)
4.3*	—	Amended and Restated Second Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 22, 2015.)
31.1**	—	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2**	—	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	—	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	—	Certification of Carey P. Hendrickson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document

*	Previously filed with the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 2, 2017.
**	Filed herewith.

5