Form 10-Q
period 2017-09-30
CAPITAL SENIOR LIVING CORP
filed 2017-11-02
CIK 1043000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 27, 2017, the Registrant had 30,474,463 outstanding shares of its Common Stock, $0.01 par value, per share.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$9,186	$34,026
Restricted cash	13,372	13,297
Accounts receivable, net	8,680	13,675
Property tax and insurance deposits	12,912	14,665
Prepaid expenses and other	3,978	6,365
Total current assets	48,128	82,028
Property and equipment, net	1,105,270	1,032,430
Other assets, net	18,233	31,323
Total assets	$1,171,631	$1,145,781
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,975	$5,051
Accrued expenses	36,663	39,064
Current portion of notes payable, net of deferred loan costs	16,482	17,889
Current portion of deferred income	14,245	16,284
Current portion of capital lease and financing obligations	2,806	1,339
Federal and state income taxes payable	110	218
Customer deposits	1,428	1,545
Total current liabilities	75,709	81,390
Deferred income	10,504	12,205
Capital lease and financing obligations, net of current portion	49,857	37,439
Other long-term liabilities	15,273	15,325
Notes payable, net of deferred loan costs and current portion	935,345	882,504
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares – 65,000; issued and outstanding shares – 30,478 and 30,012 in 2017 and 2016, respectively	310	305
Additional paid-in capital	177,610	171,599
Retained deficit	(89,547)	(51,556)
Treasury stock, at cost – 494 shares in 2017 and 2016	(3,430)	(3,430)
Total shareholders’ equity	84,943	116,918
Total liabilities and shareholders’ equity	$1,171,631	$1,145,781

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Resident revenue	$117,318	$111,436	$350,026	$331,643
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	74,636	69,622	220,703	203,307
General and administrative expenses	5,361	5,749	17,678	16,969
Facility lease expense	13,943	15,500	42,498	46,150
Loss on facility lease termination	—	—	12,858	—
Stock-based compensation expense	1,962	2,479	5,833	7,482
Depreciation and amortization expense	16,903	14,400	50,862	44,103
Total expenses	112,805	107,750	350,432	318,011
Income (Loss) from operations	4,513	3,686	(406)	13,632
Other income (expense):
Interest income	19	15	51	50
Interest expense	(12,531)	(10,636)	(36,940)	(30,966)
Loss on disposition of assets, net	(1)	(16)	(126)	(53)
Other income	1	—	6	233
Loss before provision for income taxes	(7,999)	(6,951)	(37,415)	(17,104)
Provision for income taxes	(133)	(126)	(394)	(403)
Net loss	$(8,132)	$(7,077)	$(37,809)	$(17,507)
Per share data:
Basic net loss per share	$(0.28)	$(0.24)	$(1.28)	$(0.61)
Diluted net loss per share	$(0.28)	$(0.24)	$(1.28)	$(0.61)
Weighted average shares outstanding — basic	29,512	28,959	29,427	28,879
Weighted average shares outstanding — diluted	29,512	28,959	29,427	28,879
Comprehensive loss	$(8,132)	$(7,077)	$(37,809)	$(17,507)

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net loss	$(37,809)	$(17,507)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,862	44,103
Amortization of deferred financing charges	1,216	870
Amortization of deferred lease costs and lease intangibles	647	434
Amortization of lease incentives	(950)	(563)
Deferred income	(899)	15
Lease incentives	5,159	5,858
Loss on facility lease termination	12,858	—
Loss on disposition of assets, net	126	53
Provision for bad debts	1,355	1,214
Stock-based compensation expense	5,833	7,482
Changes in operating assets and liabilities:
Accounts receivable	(3,834)	(8,883)
Property tax and insurance deposits	1,753	1,189
Prepaid expenses and other	2,387	(2,112)
Other assets	5,149	(462)
Accounts payable	(1,076)	(1,053)
Accrued expenses	(2,400)	(1,586)
Other liabilities	3,649	8,652
Federal and state income taxes receivable/payable	(108)	(97)
Deferred resident revenue	(1,520)	(784)
Customer deposits	(117)	(249)
Net cash provided by operating activities	42,281	36,574
Investing Activities
Capital expenditures	(30,165)	(47,311)
Cash paid for acquisitions	(85,000)	(109,750)
Proceeds from disposition of assets	16	32
Net cash used in investing activities	(115,149)	(157,029)
Financing Activities
Proceeds from notes payable	66,584	112,492
Repayments of notes payable	(15,414)	(12,881)
Increase in restricted cash	(75)	(133)
Cash payments for capital lease and financing obligations	(2,117)	(989)
Cash proceeds from the issuance of common stock	—	66
Excess tax benefits on stock options exercised	—	(27)
Purchases of treasury stock	—	(2,496)
Deferred financing charges paid	(950)	(1,830)
Net cash provided by financing activities	48,028	94,202
Decrease in cash and cash equivalents	(24,840)	(26,253)
Cash and cash equivalents at beginning of period	34,026	56,087
Cash and cash equivalents at end of period	$9,186	$29,834
Supplemental Disclosures
Cash paid during the period for:
Interest	$35,108	$30,056
Income taxes	$534	$564

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

1. BASIS OF PRESENTATION

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior housing communities in the United States in terms of resident capacity. The Company owns, operates and manages senior housing communities in geographically concentrated regions throughout the United States. As of September 30, 2017, the Company operated 129 senior housing communities in 23 states with an aggregate capacity of approximately 16,500 residents, including 83 senior housing communities that the Company owned and 46 senior housing communities that the Company leased. As of September 30, 2017, the Company also operated one home care agency. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying Consolidated Balance Sheet, as of December 31, 2016, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2016, and the accompanying unaudited consolidated financial statements, as of and for the three and nine month periods ended September 30, 2017 and 2016, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have not been included pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2017.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2017, results of operations for the three and nine month periods ended September 30, 2017 and 2016, and cash flows for the nine month periods ended September 30, 2017 and 2016. The results of operations for the three and nine month periods ended September 30, 2017, are not necessarily indicative of the results for the year ending December 31, 2017.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Lease Accounting

The Company determines whether to account for its leases as operating, capital or financing leases depending on the underlying terms of each lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of September 30, 2017, the Company leased 46 senior housing communities, 44 of which the Company classified as operating leases and two of which the Company classified as capital lease and financing obligations. The Company incurs lease acquisition costs and amortizes these costs over the term of the respective lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions, and as such, any related gains have been deferred and are being amortized over the respective lease term. Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss includes rent expense plus amortization expense relating to leasehold acquisition costs slightly offset by the amortization of deferred gains and lease incentives. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at September 30, 2017. On January 31, 2017, the Company acquired the underlying real estate associated with four of its operating leases. For additional information refer to Note 3, “Acquisitions.”

Credit Risk and Allowance for Doubtful Accounts

The Company’s resident receivables are generally due within 30 days from the date billed. Accounts receivable are reported net of an allowance for doubtful accounts of $4.7 million and $4.3 million at September 30, 2017, and December 31, 2016, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.

Employee Health and Dental Benefits, Workers’ Compensation, and Insurance Reserves

The Company offers certain full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior housing communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred at September 30, 2017; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

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

Income Taxes

Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. The effective tax rates for the three and nine month periods ended September 30, 2017 and 2016 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. During each of the three and nine month periods ended September 30, 2017 and 2016, the Company consolidated 38 Texas communities, and the TMT increased the overall provision for income taxes.

Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which we expect those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this analysis, an adjustment to the valuation allowance of $3.1 million and $3.0 million was recorded during the third quarters of fiscal 2017 and 2016, respectively, to increase the valuation allowance provided to $50.0 million and $28.7 million at September 30, 2017 and 2016, respectively, and reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized. Cumulative adjustments to the valuation allowance for the first nine months of fiscal 2017 and 2016 were $19.1 million and $6.4 million, respectively. The adjustment to the valuation allowance during the first nine months of fiscal 2017 included an increase of $5.3 million for the adoption of ASU 2016-09, which was effective for the Company as of January 1, 2017, to recognize net operating loss carryforwards attributable to excess tax benefits on stock compensation that had not been previously recognized to additional paid in capital. However, in the event that we were to determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period such determination was made . The benefits of the net deferred tax assets might not be realized if actual results differ from expectations.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(8,132)	$(7,077)	$(37,809)	$(17,507)
Net loss allocated to unvested restricted shares	—	—	—	—
Undistributed net loss allocated to common shares	$(8,132)	$(7,077)	$(37,809)	$(17,507)
Weighted average shares outstanding – basic	29,512	28,959	29,427	28,879
Effects of dilutive securities:
Employee equity compensation plans	—	—	—	—
Weighted average shares outstanding – diluted	29,512	28,959	29,427	28,879
Basic net loss per share – common shareholders	$(0.28)	$(0.24)	$(1.28)	$(0.61)
Diluted net loss per share – common shareholders	$(0.28)	$(0.24)	$(1.28)	$(0.61)

Awards of unvested restricted stock representing approximately 957,000 and 1,028,000 shares were outstanding for the three months ended September 30, 2017 and 2016, respectively, and awards of unvested restricted stock representing approximately 884,000 and 1,038,000 shares were outstanding for the nine months ended September 30, 2017 and 2016, respectively, and were antidilutive.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. All shares acquired by the Company have been purchased in open-market transactions. There were no repurchases of the Company’s common stock during the nine month period ended September 30, 2017.

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

As a result of this acquisition, the Company recorded additions to property and equipment of approximately $88.1 million within the Company’s Consolidated Balance Sheets which will be depreciated or amortized over the estimated useful lives. The purchase accounting for the Springfield Transaction and Cincinnati Transaction, as defined below, which closed during fiscal 2016, was finalized during the first quarter of fiscal 2017 and valuation adjustments resulted in the Company reclassifying approximately $1.3 million from property and equipment to other assets to reflect the final purchase price allocation.

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

4. DEBT TRANSACTIONS

On May 31, 2017, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $1.6 million. The finance agreement has a fixed interest rate of 2.76% with the principal being repaid over an 11-month term.

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

The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At September 30, 2017 and December 31, 2016, these communities carried a total net book value of approximately $1.0 billion and $935.6 million, respectively, with total mortgage loans outstanding, excluding deferred loan costs, of approximately $960.2 million and $907.2 million, respectively.

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the terms of the respective notes. At September 30, 2017 and December 31, 2016, the Company had gross deferred loan costs of approximately $13.8 million and $12.8 million, respectively. Accumulated amortization was approximately $4.2 million and $3.0 million at September 30, 2017 and December 31, 2016, respectively. The Company was in compliance with all aspects of its outstanding indebtedness at September 30, 2017, and December 31, 2016.

5. EQUITY

Preferred Stock

The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Company’s board of directors without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of September 30, 2017 and December 31, 2016.

Share Repurchases

On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. Shares of stock repurchased under the program will be held as treasury shares. Pursuant to this authorization, during fiscal 2009, the Company purchased 349,800 shares at an average cost of $2.67 per share for a total cost to the Company of approximately $0.9 million. On January 14, 2016, the Company announced that its board of directors approved a continuation of the share repurchase program. Pursuant to this authorization, during the first quarter of fiscal 2016, the Company purchased 144,315 shares of its common stock at an average cost of $17.29 per share for a total cost to the Company of approximately $2.5 million. All such purchases were made in open market transactions. The Company has not purchased any additional shares of its common stock pursuant to the Company’s share repurchase program during fiscal 2017.

6. STOCK-BASED COMPENSATION

The Company recognizes compensation expense for share-based stock awards to certain employees and directors, including grants of employee stock options and awards of restricted stock, in the Company’s Consolidated Statements of Operations and Comprehensive Loss based on their fair values.

On May 8, 2007, the Company’s stockholders approved the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (as amended, the “2007 Plan”), which provides for, among other things, the grant of restricted stock awards, restricted stock units and stock options to purchase shares of the Company’s common stock. The 2007 Plan authorizes the Company to issue up to 4.6 million shares of common stock and the Company has reserved shares of common stock for future issuance pursuant to awards under the 2007 Plan. Effective May 8, 2007, the 1997 Omnibus Stock and Incentive Plan (as amended, the “1997 Plan”) was terminated and no additional shares will be granted under the 1997 Plan.

Stock Options

Although the Company has not granted stock options in recent years, the Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for employees, officers and directors and to more closely align stockholder interests with those of our employees and directors. The Company’s stock options generally vest over a period of one to five years and the related expense is amortized on a straight-line basis over the vesting period. No stock options were outstanding at September 30, 2017.

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

The Company recognizes compensation expense of a restricted stock award over its respective vesting or performance period based on the fair value of the award on the grant date, net of actual forfeitures. A summary of the Company’s restricted stock awards activity and related information for the nine-month period ended September 30, 2017 is presented below:

	Outstanding at Beginning of Period	Granted	Vested	Cancelled	Outstanding at End of Period
Shares	829,766	525,366	(335,690)	(62,673)	956,769

The restricted stock outstanding at September 30, 2017 had an intrinsic value of approximately $12.0 million.

During the nine month period ended September 30, 2017, the Company awarded 525,366 shares of restricted common stock to certain employees and directors of the Company, of which 194,652 shares were subject to performance and market-based vesting conditions. The average market value of the common stock on the date of grant was $13.57. These awards of restricted stock vest over a one to four-year period and had an intrinsic value of approximately $7.1 million on the date of grant. Additionally, during the nine-month period ended September 30, 2017, the Company awarded 26,787 restricted stock units to certain directors of the Company with an average market value of $13.44 on the date of grant. These awards of restricted stock units vest over a one-year period and had an intrinsic value of approximately $0.4 million on the date of grant.

Unrecognized stock-based compensation expense is $10.6 million as of September 30, 2017. If all awards granted are earned, the Company expects this expense to be recognized over a one to three-year period for performance and market-based stock awards and a one to four-year period for nonperformance-based stock awards and units.

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

The Company had two of its senior housing communities located in southeast Texas impacted by Hurricane Harvey during the third quarter of fiscal 2017. Both of these communities continue to remain fully vacated and are undergoing repairs. We maintain insurance coverage on these communities which includes damage caused by flooding. The insurance claim for this incident required a deductible of $100,000 that was expensed as a component of operating expenses in the Company’s Consolidated Statement of Operations and Comprehensive Loss in the third quarter of fiscal 2017. Through September 30, 2017, we have incurred approximately $0.4 million in clean-up and physical repair costs and we expect to incur additional repair costs which we believe are probable of being recovered through insurance proceeds. In addition to the repairs of physical damage to the buildings, the Company’s insurance coverage includes loss of business income (“Business Interruption”). Business Interruption includes reimbursement for lost revenue as well as incremental expenses incurred as a result of the hurricane. The Company received an initial payment from our insurance underwriters of approximately $1.0 million in September of which approximately $0.7 million related to Business Interruption through September 30, 2017, which has been included as a reduction to operating expenses during the third quarter of fiscal 2017. Based upon our initial assessment of the physical damages and insurance coverage, the Company currently estimates insurance proceeds will be sufficient to reimburse the Company for all damages and repair costs to fully restore the communities to their condition prior to the incident.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of financial instruments at September 30, 2017, and December 31, 2016, are as follows (in thousands):

	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$9,186	$9,186	$34,026	$34,026
Restricted cash	13,372	13,372	13,297	13,297
Notes payable, excluding deferred loan costs	961,404	909,106	910,234	879,448

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

Overview

The following discussion and analysis addresses (i) the Company’s results of operations for the three and nine month periods ended September 30, 2017 and 2016, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

As of September 30, 2017, the Company operated 129 senior housing communities in 23 states with an aggregate capacity of approximately 16,500 residents, including 83 senior housing communities that the Company owned and 46 senior housing communities that the Company leased. As of September 30, 2017, the Company also operated one home care agency.

Significant Financial and Operational Highlights

The Company primarily derives its revenue by providing senior living and healthcare services to the elderly. When comparing the third quarter of fiscal 2017 to the third quarter of fiscal 2016, the Company generated total revenue of approximately $117.3 million compared to total revenue of approximately $111.4 million, respectively, representing an increase of approximately $5.9 million, or 5.3%. The increase in revenue primarily results from a full quarter of activity for the senior housing communities acquired by the Company during fiscal 2016 which resulted in an increase in revenue of approximately $4.5 million and we experienced an increase in revenue at our same-store communities of approximately $1.4 million. The increase at our same-store communities during the third quarter of fiscal 2017 was negatively impacted by Hurricane Harvey which resulted in the evacuation of all of our residents at two of our senior housing communities located in southeast Texas. Both of these communities are undergoing repairs and continue to remain fully vacated which resulted in a decrease in our same-store revenue during the third quarter of fiscal 2017 of approximately $0.9 million.

The weighted average financial occupancy rate for our consolidated communities for the third quarters of fiscal 2017 and 2016 was 86.6% and 87.8%, respectively. Although consolidated occupancies decreased, we experienced an increase in average monthly rental rates for our consolidated communities of 3.4% when comparing the third quarter of fiscal 2017 to the third quarter of fiscal 2016. On a same-store basis, the weighted average financial occupancy rate for our consolidated communities for the third quarters of fiscal 2017 and 2016 was 86.6% and 87.8%, respectively. Although same-store occupancies decreased, we experienced an increase in average monthly rental rates of 2.7% when comparing the third quarter of fiscal 2017 to the third quarter of fiscal 2016.

The Company had two of its senior housing communities located in southeast Texas impacted by Hurricane Harvey during the third quarter of fiscal 2017. Both of these communities continue to remain fully vacated and are undergoing repairs. We maintain insurance coverage on these communities which includes damage caused by flooding. The insurance claim for this incident required a deductible of $100,000 that was expensed as a component of operating expenses in the Company’s Consolidated Statement of Operations and Comprehensive Loss in the third quarter of fiscal 2017. Through September 30, 2017, we have incurred approximately $0.4 million in clean-up and physical repair costs and we expect to incur additional repair costs which we believe are probable of being recovered through insurance proceeds. In addition to the repairs of physical damage to the buildings, the Company’s insurance coverage includes loss of business income (“Business Interruption”). Business Interruption includes reimbursement for lost revenue as well as incremental expenses incurred as a result of the hurricane. The Company received an initial payment from our insurance underwriters of approximately $1.0 million in September of which approximately $0.7 million related to Business Interruption through September 30, 2017, which has been included as a reduction to operating expenses during the third quarter of fiscal 2017. Based upon our initial assessment of the physical damages and insurance coverage, the Company currently estimates insurance proceeds will be sufficient to reimburse the Company for all damages and repair costs to fully restore the communities to their condition prior to the incident.

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

Facility Lease Transactions

The Company currently leases 46 senior housing communities from certain real estate investment trusts (“REITs”), 44 of which are accounted for as operating leases and two of which are accounted for as capital lease and financing obligations. The lease terms are generally for 10-15 years with renewal options for an additional 5-20 years at the Company’s option. Under these agreements, the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. The following table summarizes each of the Company’s facility lease agreements as of September 30, 2017 (dollars in millions):

Landlord	Date of Lease	Number of Communities	Value of Transaction	Term	Initial Lease Rate (1)	Lease Acquisition and Modification Costs (2)	Deferred Gains / Lease Concessions (3)
Ventas	September 30, 2005	4	$61.4	(4) (Two five-year renewals)	8%	$7.7	$4.2
Ventas	January 31, 2008	1	5.0	(4) (Two five-year renewals)	7.75%	0.2	—
Ventas	June 27, 2012	2	43.3	(4) (Two five-year renewals)	6.75%	0.8	—
HCP	May 1, 2006	3	54.0	(5) (Two ten-year renewals)	8%	0.3	12.8
HCP	May 31, 2006	6	43.0	(6) (One ten-year renewal)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	(5) (Two ten-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	(5) (Two ten-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	(5) (Two ten-year renewals)	7.25%	0.1	—
Welltower	April 16, 2010	5	48.5	15 years (One 15-year renewal)	8.25%	0.6	0.8
Welltower	May 1, 2010	3	36.0	15 years (One 15-year renewal)	8.25%	0.2	0.4
Welltower	September 10, 2010	12	104.6	15 years (One 15-year renewal)	8.50%	0.4	2.0
Welltower	April 8, 2011	4	141.0	15 years (One 15-year renewal)	7.25%	0.9	16.3
Subtotal						12.4	37.1
Accumulated amortization through September 30, 2017						(7.0)	—
Accumulated deferred gains / lease concessions recognized through September 30, 2017						—	(23.6)
Net lease acquisition costs / deferred gains / lease concessions as of September 30, 2017						$5.4	$13.5

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as set forth in each respective lease agreement.
(2)	Lease acquisition and modification costs are being amortized over the respective lease terms.
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

Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at September 30, 2017 and December 31, 2016.

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

In February 2016, the FASB issued ASU 2016-02, Leases . ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers . ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 is effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures; however, based on our initial assessment we do not believe it will have a significant impact on the Company’s financial statements. The Company is currently planning to adopt the standard under the modified retrospective adoption.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	$	%	$	%	$	%	$	%
Revenues:
Resident revenue	$117,318	100.0	$111,436	100.0	$350,026	100.0	$331,643	100.0
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	74,636	63.6	69,622	62.5	220,703	63.1	203,307	61.3
General and administrative expenses	5,361	4.6	5,749	5.2	17,678	5.0	16,969	5.2
Facility lease expense	13,943	11.9	15,500	13.9	42,498	12.1	46,150	13.9
Loss on facility lease termination	—	—	—	—	12,858	3.7	—	—
Stock-based compensation expense	1,962	1.7	2,479	2.2	5,833	1.7	7,482	2.3
Depreciation and amortization expense	16,903	14.4	14,400	12.9	50,862	14.5	44,103	13.3
Total expenses	112,805	96.2	107,750	96.7	350,432	100.1	318,011	96.0
Income (Loss) from operations	4,513	3.8	3,686	3.3	(406)	(0.1)	13,632	4.0
Other income (expense):
Interest income	19	0.0	15	0.0	51	0.0	50	0.0
Interest expense	(12,531)	(10.6)	(10,636)	(9.5)	(36,940)	(10.6)	(30,966)	(9.4)
Loss on disposition of assets, net	(1)	—	(16)	(0.0)	(126)	(0.0)	(53)	(0.0)
Other income	1	0.0	—	—	6	0.0	233	0.1
Loss before provision for income taxes	(7,999)	(6.8)	(6,951)	(6.2)	(37,415)	(10.7)	(17,104)	(5.3)
Provision for income taxes	(133)	(0.1)	(126)	(0.1)	(394)	(0.1)	(403)	(0.1)
Net loss	$(8,132)	(6.9)	$(7,077)	(6.3)	$(37,809)	(10.8)	$(17,507)	(5.4)

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Revenues.

Resident revenue was $117.3 million for the three months ended September 30, 2017, compared to $111.4 million for the three months ended September 30, 2016, representing an increase of $5.9 million, or 5.3%. The increase in resident revenue primarily results from an increase of $4.5 million from the senior housing communities acquired by the Company during or subsequent to the third quarter of fiscal 2016 and an increase of $1.4 million due to a 2.7% increase in average monthly rental rates at the Company’s other consolidated same-store communities. The increase in resident revenue at our same-store communities was negatively impacted by Hurricane Harvey which resulted in the evacuation of all of our residents at two of our communities located in southeast Texas. Both of these communities are undergoing repairs and continue to remain fully vacated which resulted in a decrease in our same-store resident revenue of approximately $0.9 million.

Expenses.

Total expenses were $112.8 million in the third quarter of fiscal 2017 compared to $107.8 million in the third quarter of fiscal 2016, representing an increase of $5.1 million, or 4.7%. This increase is primarily the result of a $5.0 million increase in operating expenses and a $2.5 million increase in depreciation and amortization expense, partially offset by a $1.6 million decrease in facility lease expense, a $0.5 million decrease in stock-based compensation expense, and a $0.4 million decrease in general and administrative expenses.

•

The increase in operating expenses primarily results from an increase of $3.1 million from the senior housing communities acquired by the Company during or subsequent to the third quarter of fiscal 2016 and an increase of $2.6 million at the Company’s other consolidated same-store communities primarily due to increased wages and benefits to employees for annual merit increases and incremental costs, including increased contract labor costs for additional staffing required for newly licensed memory care and assisted living units, to support changes in occupancy with more of our residents at higher levels of care, slightly offset by a decrease of $0.7 million for insurance proceeds the Company received in September to cover Business Interruption through September 30, 2017, for the period the two communities located in southeast Texas were unoccupied in August and September due to Hurricane Harvey.

•

The increase in depreciation and amortization expense primarily results from an increase of $2.7 million from senior housing communities acquired by the Company during or subsequent to the third quarter of fiscal 2016 and an increase of $2.4 million due to an increase in depreciable assets at the Company’s other consolidated same-store communities, partially offset by a decrease in in-place lease amortization of $2.5 million from senior housing communities acquired by the Company prior to the third quarter of fiscal 2016.

•

The decrease in general and administrative expenses primarily results from a decrease of $0.9 million in employee insurance benefits and claims paid which resulted in lower health insurance costs to the Company, slightly offset by an increase of $0.5 million in general operating costs primarily attributable to increases in employee wages and benefits for annual merit increases and incentive compensation and additional employees hired during or subsequent to the third quarter of fiscal 2016.

•

The decrease in facility lease expense primarily results from the Four Property Lease Transaction that closed on January 31, 2017, whereby the Company acquired the underlying real estate associated with four of the senior housing communities previously leased from Ventas.

•

The decrease in stock-based compensation expense results from the Company granting fewer shares of restricted stock at lower grant date fair market values to certain employees of the Company subsequent to the third quarter of fiscal 2016.

Other income and expense.

•	Interest income generally reflects interest earned on the investment of cash balances and escrowed funds or interest associated with certain income tax refunds or property tax settlements.
•

Interest expense increased $1.9 million in the third quarter of fiscal 2017 when compared to the third quarter of fiscal 2016 primarily due to an increase of $0.6 million from the additional mortgage debt associated with the senior housing communities acquired by the Company during or subsequent to the third quarter of fiscal 2016 and an increase of $1.3 million at the Company’s other consolidated same-store communities due to additional mortgage debt added by the Company associated with certain refinancings and supplemental loans that occurred during or subsequent to the third quarter of fiscal 2016.

Provision for income taxes.

Provision for income taxes for the third quarter of fiscal 2017 was $0.1 million, or 1.7% of loss before income taxes, compared to a provision for income taxes of $0.1 million, or 1.8% of loss before income taxes, for the third quarter of fiscal 2016. The effective tax rates for the third quarters of fiscal 2017 and 2016 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. During each of the third quarters of fiscal 2017 and 2016, the Company consolidated 38 Texas communities and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, adjustments to the deferred tax asset valuation allowance of $3.1 million and $3.0 million were recorded during the third quarters of fiscal 2017 and 2016, respectively, to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized.

Net loss and comprehensive loss.

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(8.1 million) for the three months ended September 30, 2017, compared to net loss and comprehensive loss of $(7.1 million) for the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Revenues.

Resident revenue was $350.0 million for the nine months ended September 30, 2017, compared to $331.6 million for the nine months ended September 30, 2016, representing an increase of $18.4 million, or 5.5%. The increase in resident revenue primarily results from an increase of $14.7 million from the senior housing communities acquired by the Company during or subsequent to the third quarter of fiscal 2016 and an increase of $3.7 million due to a 2.5% increase in average monthly rental rates at the Company’s other consolidated same-store communities. The increase in resident revenue at our same-store communities was negatively impacted by Hurricane Harvey which resulted in the evacuation of all of our residents at two of our communities located in southeast Texas. Both of these communities are undergoing repairs and continue to remain fully vacated which resulted in a decrease in our same-store resident revenue of approximately $0.9 million.

Expenses.

Total expenses were $350.4 million for the nine months ended September 30, 2017, compared to $318.0 million for the nine months ended September 30, 2016, representing an increase of $32.4 million, or 10.2%. This increase is primarily the result of a $17.4 million increase in operating expenses, a $12.9 million loss on facility lease termination, a $6.8 million increase in depreciation and amortization expense, and a $0.7 million increase in general and administrative expenses, slightly offset by a $3.7 million decrease in facility lease expense and a $1.6 million decrease in stock-based compensation expense.

•

The increase in operating expenses primarily results from an increase of $10.8 million from the senior housing communities acquired by the Company during or subsequent to the first nine months of fiscal 2016 and an increase of $7.3 million at the Company’s other consolidated same-store communities primarily due to increased wages and benefits to employees for annual merit increases and incremental costs, including increased contract labor costs for additional staffing required for newly licensed memory care and assisted living units, to support changes in occupancy with more of our residents at higher levels of care, slightly offset by a decrease of $0.7 million for insurance proceeds the Company received in September to cover Business Interruption through September 30, 2017, for the period the two communities located in southeast Texas were unoccupied in August and September due to Hurricane Harvey.

•

The $12.9 million loss on facility lease termination is due to the Four Property Lease Transaction that closed on January 31, 2017, whereby the Company acquired the underlying real estate associated with four of the senior housing communities previously leased from Ventas. For additional information, refer to Note 3, “Acquisitions”, within the notes to unaudited consolidated financial statements.

•

The increase in depreciation and amortization expense primarily results from an increase of $6.2 million from senior housing communities acquired by the Company during or subsequent to the first nine months of fiscal 2016 and an increase of $6.7 million due to an increase in depreciable assets at the Company’s other consolidated same-store communities, partially offset by a decrease in in-place lease amortization of $6.2 million from senior housing communities acquired by the Company prior to fiscal 2016.

•

The increase in general and administrative expenses primarily results from an increase of $0.7 million in employee insurance benefits and claims paid which resulted in higher health insurance costs to the Company.

•

The decrease in facility lease expense primarily results from the Four Property Lease Transaction that closed on January 31, 2017, whereby the Company acquired the underlying real estate associated with four of the senior housing communities previously leased from Ventas.

•

The decrease in stock-based compensation expense results from the Company granting fewer shares of restricted stock at lower grant date fair market values to certain employees of the Company subsequent to the first nine months of fiscal 2016.

Other income and expense.

•	Interest income generally reflects interest earned on the investment of cash balances and escrowed funds or interest associated with certain income tax refunds or property tax settlements.
•

Interest expense increased $6.0 million in the first nine months of fiscal 2017 when compared to the first nine months of fiscal 2016 primarily due to an increase of $2.0 million from the additional mortgage debt associated with the senior housing communities acquired by the Company during or subsequent to the first nine months of fiscal 2016 and an increase of $4.0 million at the Company’s other consolidated same-store communities due to additional mortgage debt added by the Company associated with certain refinancings and supplemental loans that occurred during or subsequent to the first nine months of fiscal 2016.

•	Other income in fiscal 2016 represents payments received by the Company associated with certain legal settlements.

Provision for income taxes.

Provision for income taxes for the first nine months of fiscal 2017 was $0.4 million, or 1.1% of loss before income taxes, compared to a provision for income taxes of $0.4 million, or 2.4% of loss before income taxes, for the first nine months of fiscal 2016. The effective tax rates for the first nine months of fiscal 2017 and 2016 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the TMT, which effectively imposes tax on modified gross revenues for communities within the State of Texas. During each of the first nine months of fiscal 2017 and 2016, the Company consolidated 38 Texas communities and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, adjustments to the deferred tax asset valuation allowance of $19.1 million and $6.4 million were recorded during the first nine months of fiscal 2017 and 2016, respectively, to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized. The adjustment to the valuation allowance during the first nine months of fiscal 2017 included an increase of $5.3 million for the adoption of ASU 2016-09, which was effective for the Company as of January 1, 2017, to recognize net operating loss carryforwards attributable to excess tax benefits on stock compensation that had not been previously recognized to additional paid in capital.

Net loss and comprehensive loss.

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(37.8 million) for the nine months ended September 30, 2017 and net loss and comprehensive loss of $(17.5 million) for the nine months ended September 30, 2016.

Liquidity and Capital Resources

In addition to approximately $9.2 million of unrestricted cash balances on hand as of September 30, 2017, the Company’s principal sources of liquidity are expected to be cash flows from operations, supplemental debt financings, additional proceeds from debt refinancings, equity issuances, and/or proceeds from the sale of assets. The Company expects its available cash and cash flows from operations, supplemental debt financings, additional proceeds from debt refinancings, and proceeds from the sale of assets to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company, from time to time, considers and evaluates transactions related to its portfolio including supplemental debt financings, debt refinancings, equity issuances, purchases and sales of assets, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

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

In summary, the Company’s cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$42,281	$36,574
Net cash used in investing activities	(115,149)	(157,029)
Net cash provided by financing activities	48,028	94,202
Net decrease in cash and cash equivalents	$(24,840)	$(26,253)

Operating activities.

The net cash provided by operating activities for the nine month period ended September 30, 2017, primarily results from net non-cash charges of $76.2 million, a decrease in other assets of $5.1 million, an increase in other liabilities of $3.6 million, a decrease in prepaid expenses of $2.4 million, and a decrease in property tax and insurance deposits of $1.8 million, partially offset by net loss of $(37.8 million), an increase in accounts receivable of $3.8 million, a decrease in accrued expenses of $2.4 million, a decrease in deferred resident revenue of $1.5 million, and a decrease in accounts payable of $1.1 million. The net cash provided by operating activities for the nine months ended September 30, 2016, primarily results from net non-cash charges of $59.5 million, an increase in other liabilities of $8.7 million, and a decrease in property tax and insurance deposits of $1.2 million, partially offset by net loss of $(17.5 million), an increase in accounts receivable of $8.9 million, an increase in prepaid expenses of $2.1 million, a decrease in accrued expenses of $1.6 million, a decrease in accounts payable of $1.1 million, a decrease in deferred resident revenue of $0.8 million, and an increase in other assets of $0.5 million.

Investing activities.

The net cash used in investing activities for the nine month period ended September 30, 2017, primarily results from capital expenditures of $30.2 million associated with ongoing capital renovations and refurbishments and the acquisition of senior housing communities by the Company of $85.0 million. The net cash used in investing activities for the nine months ended September 30, 2016, primarily results from capital expenditures of $47.3 million and acquisitions of senior housing communities by the Company of $109.8 million.

Financing activities.

The net cash provided by financing activities for the nine month period ended September 30, 2017, primarily results from notes payable proceeds of $66.6 million, of which $65.0 million is related to new mortgage debt associated with the acquisition of senior housing communities by the Company and approximately $1.6 million related to insurance premium financing, partially offset by repayments of notes payable of $15.4 million, payments on capital lease and financing obligations of $2.1 million, and deferred financing charges paid of $1.0 million. The net cash provided by financing activities for the nine months ended September 30, 2016, primarily results from notes payable proceeds of $112.5 million, of which approximately $79.6 million is related to new mortgage debt associated with the acquisition of senior housing communities by the Company, approximately $28.8 million related to supplemental mortgage debt obtained on existing senior housing communities, and approximately $4.1 million related to insurance premium financing, partially offset by repayments of notes payable of $12.9 million, purchases of treasury stock of $2.5 million, deferred financing charges paid of $1.8 million, and payments on capital lease and financing obligations of $1.0 million.

Debt transactions.

On May 31, 2017, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $1.6 million. The finance agreement has a fixed interest rate of 2.76% with the principal being repaid over an 11-month term.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of September 30, 2017, the Company had $961.4 million in outstanding debt comprised of various fixed and variable interest rate debt instruments of $884.8 million and $76.6 million, respectively. In addition, as of September 30, 2017, the Company had $448.5 million in future facility lease obligations with contingent rent increases on certain leases based on changes in the consumer price index or certain operational performance measures.

Changes in interest rates would affect the fair market values of the Company’s fixed interest rate debt instruments, but would not have an impact on the Company’s earnings or cash flows. Fluctuations in interest rates on the Company’s variable interest rate debt instruments, which are tied to LIBOR, would affect the Company’s earnings and cash flows but would not affect the fair market values of the variable interest rate debt. Each percentage point increase in interest rates would impact the Company’s annual interest expense by approximately $0.8 million based on the Company’s outstanding variable interest rate debt as of September 30, 2017. Increases in the consumer price index could have an effect on future facility lease expense if the leased community exceeds the contingent rent escalation thresholds set forth in each of the Company’s lease agreements.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects shares purchased by the Company pursuant to its share repurchase program (as described below) as of September 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Total at June 30, 2017	494,115	$6.94	494,115	$6,570,222
July 1 – July 31, 2017	—	—	—	6,570,222
August 1 – August 31, 2017	—	—	—	6,570,222
September 1 – September 30, 2017	—	—	—	6,570,222
Total at September 30, 2017	494,115	$6.94	494,115	$6,570,222

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

Employment Agreement, dated July 5, 2017, by and between Capital Senior Living, Inc. and Brett D. Lee. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and exchange Commission on July 10, 2017.)

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
Date: November 2, 2017