Form 10-K
period 2017-12-31
CAPITAL SENIOR LIVING CORP
filed 2018-03-02
CIK 1043000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the 24,076,010 shares of the Registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates (defined to exclude all of the Registrant’s executive officers, directors, and certain significant stockholders) on June 30, 2017, based upon the adjusted closing price of the Registrant’s Common Stock as reported by the New York Stock Exchange on such date was approximately $366.2 million. As of February 23, 2018, the Registrant had 30,500,800 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement pertaining to its 2018 Annual Meeting of Stockholders and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A are incorporated herein by reference into Part III of this report.

CAPITAL SENIOR LIVING CORPORATION

i

PART I

ITEM 1.	BUSINESS.

Overview

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior housing communities in the United States in terms of resident capacity. The Company and its predecessors have provided senior housing since 1990. As of December 31, 2017, the Company operated 129 senior housing communities in 23 states with an aggregate capacity of approximately 16,500 residents, including 83 senior housing communities which the Company owned and 46 senior housing communities the Company leased. During 2017, approximately 94.4% of total revenues for the senior housing communities operated by the Company were derived from private pay sources.

The Company’s operating strategy is to provide value to its senior living residents by providing quality senior living services at reasonable prices, while achieving and sustaining a strong, competitive position within its geographically concentrated regions, as well as continuing to enhance the performance of its operations. The Company provides senior living services to the elderly, including independent living, assisted living, and memory care services. Many of the Company’s communities offer a continuum of care to meet its residents’ needs as they change over time by integrating independent living, assisted living, and memory care, and is bridged by home care through independent home care agencies, sustaining residents’ autonomy and independence based on their physical and mental abilities.

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

For the elderly who require limited services, independent living residences supplemented at times by home health care, offers a viable option. Most independent living communities typically offer community living packaged with basic services consisting of meals, housekeeping, laundry, 24-hour staffing, transportation, social and recreational activities and health care monitoring. Independent living residents typically are not reliant on assistance with activities of daily living (“ADLs”) although some residents may contract out for those services.

As a senior’s need for assistance increases, care in an assisted living residence is often preferable and more cost-effective than home-based care or nursing home care. Typically, assisted living represents a combination of housing and support services designed to aid elderly residents with ADLs such as ambulation, bathing, dressing, eating, grooming, personal hygiene and monitoring or assistance with medications. Certain assisted living residences may also provide assistance to residents with low acuity medical needs, or may offer higher levels of personal assistance for incontinent residents or residents with Alzheimer’s disease or other cognitive or physical frailties. Generally, assisted living residents require higher levels of care than residents of independent living residences and retirement living centers, but require lower levels of care than patients in skilled nursing facilities. For seniors who need the constant attention of a skilled nurse or medical practitioner, a skilled nursing facility may be required.

According to the American Seniors Housing Association, Seniors Housing Construction Monitor – Winter 2018 Report, as of the fourth quarter of fiscal 2017, 21.0% of the age-restricted seniors housing supply in the United States were assisted living units, 22.6% were independent living units, 49.8% were nursing care units, and 6.6% were memory care units.

The senior living industry is highly fragmented and characterized by numerous small operators. Moreover, the scope of senior living services varies substantially from one operator to another. Many smaller senior living providers do not operate purpose-built residences, do not have extensive professional training for staff and provide only limited assistance with ADLs. The Company believes that many senior living operators do not provide the required comprehensive range of senior living services designed to permit residents to “age in place” within the community as residents develop further physical or cognitive frailties. The Company believes that as one of the nation’s largest operators it has scale and resources that provide it with certain competitive advantages.

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

Demographics

The primary market for the Company’s senior living services is comprised of persons aged 75 and older. This age group is one of the fastest growing segments of the United States population. The older population itself is increasingly older. In 2011, the 75-84 age group in the United States (12.8 million persons) was 16 times larger than in 1900 and the 85 and over age group in the United States (5.7 million persons) was 40 times larger. The 85 and over population in the United States is projected to more than double from 5.7 million persons in 2011 to 14.1 million persons in 2040. As the number of persons aged 75 and older continues to grow, the Company believes that there will be corresponding increases in the number of persons who need assistance with ADLs.

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

Provide a Broad Range of Quality Personalized Care

Central to the Company’s operating strategy is its focus on providing quality care and services that are personalized and tailored to meet the individual needs of each community resident. The Company’s residences and services are designed to provide a broad range of care that permits residents to thrive and “age in place” as their needs change and as they develop further physical or cognitive frailties. By creating an environment that maximizes resident autonomy and provides individualized service programs, the Company seeks to attract seniors at an earlier stage, before they need the higher level of care provided in a skilled nursing facility. The Company also maintains a comprehensive quality assurance program designed to ensure the satisfaction of its residents and their family members. The Company conducts annual resident satisfaction surveys that allow residents at each community to express whether they are “very satisfied,” “satisfied” or “dissatisfied” with all major areas of a community, including, housekeeping, maintenance, activities and transportation, food service, security and management. In each of fiscal 2017 and 2016, the Company achieved 94.6% overall approval ratings from the residents’ satisfaction surveys. In addition, the Company ranked third among senior living operators nationally in 2018 according to J.D. Powers 2018 Senior Living Satisfaction Study.  The study measured resident and family overall satisfaction across factors important to them including community staff, convenience of location, food and beverage, room, building and grounds, senior service and activities among others.

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

Improve Operating Efficiencies

The Company seeks to improve operating efficiencies at its communities by actively monitoring and managing operating costs and by moving to a more centralized operating platform. By having an established portfolio of communities in geographically concentrated regions throughout the United States with regional management in place, the Company believes it has established a platform to achieve operating efficiencies through economies of scale in the purchase of bulk items, such as food and supplies, and in the spreading of fixed costs, such as corporate overhead, over a larger revenue base, and to provide more effective management supervision and financial controls. The Company’s growth strategy includes acquiring additional communities within our geographically concentrated regions to achieve further efficiencies.

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

Senior Living Services

The Company provides senior living services to the elderly, including independent living, assisted living, and memory care services. By offering a variety of services and encouraging the active participation of the resident and the resident’s family and medical consultants, the Company is able to customize its service plan to meet the specific needs and desires of each resident. Additionally, the Company is actively working to expand service offerings through conversions of existing units to higher levels of care. As a result, the Company believes that it is able to maximize customer satisfaction and avoid the high cost of delivering unnecessary services to residents.

The Company’s operating philosophy is to provide quality senior housing communities and services to senior citizens and deliver a continuum of care for its residents as their needs change over time coordinated with third party post-acute care providers. This continuum of care, which integrates independent living, assisted living, and memory care services and is bridged by home care, sustains residents’ autonomy and independence based on their physical and mental abilities. As residents age, in many of the Company’s communities, they are able to obtain the additional services they need within the same community, avoiding the disruptive and often traumatic move to a different facility.

Independent Living Services

The Company provides independent living services to seniors who typically do not yet need assistance or support with ADLs, but who prefer the physical and psychological comfort of a residential community that offers health care and other services. As of December 31, 2017, the Company owned 40 communities and leased 15 communities that provide independent living services, which include communities that combine assisted living and other services, with an aggregate capacity for approximately 6,900 residents.

Independent living services provided by the Company include daily meals, transportation, social and recreational activities, laundry, housekeeping and 24-hour staffing. The Company also fosters the wellness of its residents by offering access to health screenings (such as blood pressure checks), periodic special services (such as influenza inoculations), dietary and similar programs, as well as ongoing exercise and fitness classes. Classes are given by health care professionals to keep residents informed about health and disease management. Subject to applicable government regulation, personal care and medical services are available to independent living residents through either the community staff or through the Company’s agency or other independent home care agencies. The Company’s independent living residents pay an average fee of $2,800 per month, in general, depending on the specific community, program of services, size of the unit and amenities offered. The Company’s contracts with its independent living residents are generally for a term of one year and are typically terminable by either party, under certain circumstances, upon providing 30 days’ notice unless state law stipulates otherwise.

Assisted Living Services

The Company offers a wide range of assisted living care and services, including personal care services, 24-hour staffing, support services, and supplemental services. As of December 31, 2017, the Company owned 67 communities and leased 40 communities that provide assisted living services, which include communities that combine independent living and other services, with an aggregate capacity for approximately 9,600 residents. The residents of the Company’s assisted living residences generally need help with some or all ADLs, but do not require the more acute medical care traditionally given in nursing homes. Upon admission to the Company’s assisted living communities, and in consultation with the resident, the resident’s family and medical consultants, each resident is assessed to determine his or her health status, including functional abilities and need for personal care services. The resident also completes a lifestyles assessment to determine the resident’s preferences. From these assessments, a care plan is developed for each resident to ensure that all staff members who render care meet the specific needs and preferences of each resident where possible. Each resident’s care plan is reviewed periodically to determine whether a change in care is needed.

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

The Company’s assisted living residents pay an average fee of $4,000 per month, in general, depending on the specific community, the level of personal care services, support service and supplemental services provided to the resident, size of the unit and amenities offered. The Company’s contracts with its assisted living residents are generally for a term of one year and are typically terminable by either party, under certain circumstances, upon providing 30 days’ notice unless state law stipulates otherwise.

Memory Care Services

The Company maintains programs and special units at some of its communities for residents with certain forms of dementia, which provide the attention, care and services needed to help those residents maintain a higher quality of life. Specialized services include assistance with ADLs, behavior management and life skills-based activities programs, the goal of which is to provide a normalized environment that supports residents’ remaining functional abilities. Special units for residents with certain forms of dementia are located in a separate area of the community and have their own dining facilities, resident lounge areas, and specially trained staff. The special care areas are designed to allow residents the freedom to ambulate as they wish, while keeping them safely contained within a secure area with a minimum of disruption to other residents. Resident fees for these special units are dependent on the size of the unit, the design type and the level of services provided.

The Company’s memory care residents pay an average fee of $5,200 per month, in general, depending on the specific community, the level of personal care services, support service and supplemental services provided to the resident, size of the unit and amenities offered. The Company’s contracts with its memory care residents are generally for a term of one year and are typically terminable by either party, under certain circumstances, upon providing 30 days’ notice unless state law stipulates otherwise.

Home Care Services

As of December 31, 2017, the Company made home care services available to clients at a majority of its senior housing communities through third-party providers. The Company believes that the provision of private pay, home care services is an attractive adjunct to its independent living services because it allows the Company to make available more services to its residents as they age in place and increases the length of stay in the Company’s communities. In addition, the Company makes available to residents certain customized physician, dentistry, podiatry and other health-related rehabilitation and therapy services that may be offered by third-party providers.

Operating Communities

The table below sets forth certain information with respect to senior housing communities operated by the Company as of December 31, 2017.

			Resident Capacity[1]				Commencement
Community	Location	Units	IL	AL	Total	Ownership	of Operations[2]
Owned:
Aspen Grove	Lamberville, MI	78	—	83	83	100%	03/14
Autumn Glen	Greencastle, IN	49	—	64	64	100%	06/13
Brookview Meadows	Green Bay, WI	78	—	156	156	100%	01/15
Canton Regency	Canton, OH	239	162	145	307	100%	03/91
Chateau of Batesville	Batesville, IN	41	—	43	43	100%	10/12
Cottonwood Village	Cottonwood, AZ	163	131	58	189	100%	03/91
Country Charm	Greenwood, IN	89	—	166	166	100%	10/12
Courtyards at Lake Granbury	Granbury, TX	81	—	112	112	100%	03/12
Georgetowne Place	Fort Wayne, IN	159	242	0	242	100%	10/05
Good Tree Retirement and Memories	Stephenville, TX	60	20	75	95	100%	03/12
Gramercy Hill	Lincoln, NE	143	34	113	147	100%	10/98
Greenbriar Village	Indianapolis, IN	124	—	134	134	100%	08/15
Harbor Court	Rocky River, OH	122	—	144	144	100%	12/12
Harrison at Eagle Valley	Indianapolis, IN	104	138	0	138	100%	03/91
Heritage at the Plains at Parish Homestead	Oneonta, NY	108	97	53	150	100%	05/15
Independence Village of Peoria	Peoria, IL	158	158	—	158	100%	08/00
Keystone Woods Assisted Living	Anderson, IN	58	—	70	70	100%	07/11
Laurel Hurst Laurel Woods	Columbus, NC	102	70	60	130	100%	10/11
Marquis Place of Elkhorn	Elkhorn, NE	65	—	69	69	100%	03/13
Middletown	Middletown, OH	61	—	75	75	100%	09/13
Montclair	Springfield, MO	156	178	—	178	100%	12/12
North Pointe	Anderson, SC	64	—	70	70	100%	10/11
Park-Oak Grove	Roanoke, VA	93	—	164	164	100%	08/14
River Crossing Assisted Living	Charlestown, IN	100	—	106	106	100%	12/13
Riverbend Independent and Assisted Living	Jeffersonville, IN	97	—	114	114	100%	03/12
Remington at Valley Ranch	Irving, TX	127	158	—	158	100%	04/12
Residence of Chardon	Chardon, OH	42	—	52	52	100%	10/12
Rose Arbor	Maple Grove, MN	146	86	87	173	100%	06/06
Rosemont Assisted Living and Memory Care	Humble, TX	96	—	120	120	100%	09/16
Sugar Grove	Plainfield, IN	164	48	116	164	100%	12/13
Summit Place	Anderson, SC	80	19	89	108	100%	10/11
Summit Point Living	Macedonia, OH	163	126	98	224	100%	08/11
Towne Centre Retirement Community	Merrillville, IN	210	163	75	238	100%	03/91
Vintage Gardens	St. Joseph, MO	95	44	92	136	100%	05/13
Waterford at Baytown	Baytown, TX	129	18	132	150	100%	03/15
Waterford at Bridle Brook	Mahomet, IL	78	—	120	120	100%	09/15
Waterford at Carpenter’s Creek	Pensacola, FL	94	—	105	105	100%	02/16
Waterford at Colby	Colby, TX	44	—	48	48	100%	01/16
Waterford at College Station	College Station, TX	53	—	87	87	100%	03/12
Waterford at Columbia	Columbia, SC	117	141	—	141	100%	11/00
Waterford at Corpus Christi	Corpus Christi, TX	50	—	56	56	100%	10/12
Waterford at Creekside	Pensacola, FL	84	—	98	98	100%	02/16
Waterford at Deer Park	Deer Park, TX	119	144	—	144	100%	11/00
Waterford at Dillon Pointe	Spartanburg, SC	51	—	55	55	100%	12/13
Waterford at Edison Lakes	South Bend, IN	116	—	138	138	100%	12/00
Waterford at Fairfield	Fairfield, OH	120	140	—	140	100%	11/00
Waterford at Fitchburg	Fitchburg, WI	82	—	150	150	100%	10/13
Waterford at Fort Worth	Fort Worth, TX	154	177	—	177	100%	06/00
Waterford at Hartford	Hartford, WI	39	—	53	53	100%	05/15
Waterford at Hidden Lake	Canton, GA	43	—	98	98	100%	12/14
Waterford at Highland Colony	Jackson, MS	119	143	—	143	100%	11/00
Waterford at Ironbridge	Springfield, MO	118	142	—	142	100%	06/01
Waterford at Levis Commons	Toledo, OH	146	163	44	207	100%	04/09

			Resident Capacity[1]				Commencement
Community	Location	Units	IL	AL	Total	Ownership	of Operations[2]
Waterford at Mansfield	Mansfield, OH	118	97	45	142	100%	10/00
Waterford at Mesquite	Mesquite, TX	153	176	—	176	100%	09/99
Waterford at Oakwood	Oakwood, GA	64	—	70	70	100%	09/13
Waterford at Oshkosh	Oshkosh, WI	91	—	109	109	100%	08/14
Waterford at Pantego	Pantego, TX	118	143	—	143	100%	12/00
Waterford at Park Falls	Park Falls, WI	36	—	36	36	100%	01/16
Waterford at Plano	Plano, TX	135	109	57	166	100%	12/00
Waterford at Plymouth	Plymouth, WI	69	—	82	82	100%	08/14
Waterford at Richmond Heights	Richmond Heights, OH	148	117	110	227	100%	04/09
Waterford at Thousand Oaks	San Antonio, TX	119	135	—	135	100%	05/00
Waterford at Virginia Beach	Virginia Beach, VA	111	—	138	138	100%	10/15
Waterford at West Bend	West Bend, WI	40	—	41	41	100%	05/15
Waterford at Wisconsin Rapids	Wisconsin Rapids, WI	58	—	66	66	100%	01/16
Waterford on Cooper	Arlington, TX	105	—	151	151	100%	03/12
Waterford on Huebner	San Antonio, TX	119	135	—	135	100%	04/99
Wellington at Arapaho	Richardson, TX	140	113	57	170	100%	05/02
Wellington at Conroe	Conroe, TX	44	25	35	60	100%	03/12
Wellington at Dayton	Dayton, OH	149	146	94	240	100%	08/08
Wellington at Kokomo	Kokomo, IN	96	—	138	138	100%	07/11
Wellington at North Bend Crossing	Cincinnati, OH	122	54	146	200	100%	11/16
Wellington at North Richland Hills	North Richland Hills, TX	118	139	—	139	100%	01/02
Wellington at Southport	Indianapolis, IN	64	—	105	105	100%	10/12
Wellington at Springfield	Springfield, MA	235	119	117	236	100%	09/16
Whispering Pines Village	Columbiana, OH	68	24	88	112	100%	07/15
Whitcomb House	Milford, MA	87	—	87	87	100%	10/13
Woodlands of Columbus	Columbus, OH	116	—	117	117	100%	10/12
Woodlands of Hamilton	Hamilton, OH	77	—	100	100	100%	10/12
Woodlands of Shaker Heights	Shaker Heights, OH	66	—	85	85	100%	10/12
Woodview Assisted Living	Fort Wayne, IN	88	—	153	153	100%	12/13
Wynnfield Crossing Assisted Living	Rochester, IN	50	—	79	79	100%	07/11
		8,475	4,474	6,293	10,767
Leased:
Ventas:
Amberleigh	Buffalo, NY	267	387	66	453	N/A	01/92
Crown Pointe	Omaha, NE	136	85	80	165	N/A	08/00
Independence Village of East Lansing	East Lansing, MI	146	161	—	161	N/A	08/00
Independence Village of Olde Raleigh	Raleigh, NC	167	177	—	177	N/A	08/00
Villa Santa Barbara	Santa Barbara, CA	125	64	62	126	N/A	08/00
West Shores	Hot Springs, AR	137	131	42	173	N/A	08/00
Whitley Place	Keller, TX	47	—	65	65	N/A	02/08
HCN:
Azalea Trails Assisted Living	Tyler, TX	56	—	70	70	N/A	09/10
Buffalo Creek Assisted Living	Waxahachie, TX	56	—	70	70	N/A	09/10
Dogwood Trails Assisted Living	Palestine, TX	65	—	75	75	N/A	09/10
Hawkins Creek Assisted Living	Longview, TX	56	—	70	70	N/A	09/10
Hearth at Prestwick	Avon, IN	132	—	150	150	N/A	08/06
Hearth at Windermere	Fishers, IN	128	—	150	150	N/A	08/06
Heritage Oaks Assisted Living	Conroe, TX	75	—	90	90	N/A	09/10
Keepsake Village of Columbus	Columbus, IN	42	—	48	48	N/A	08/06
Magnolia Court Assisted Living	Nacogdoches, TX	56	—	70	70	N/A	09/10
Martin Crest Assisted Living	Weatherford, TX	56	—	86	86	N/A	09/10
Pecan Point Assisted Living	Sherman, TX	56	—	70	70	N/A	09/10
Santa Fe Trails Assisted Living	Cleburne, TX	56	—	86	86	N/A	09/10
Spring Lake Assisted Living	Paris, TX	56	—	70	70	N/A	09/10
Spring Meadows Libertyville	Libertyville, IL	198	208	45	253	N/A	04/11
Spring Meadows Naperville	Naperville, IL	193	186	45	231	N/A	04/11
Spring Meadows at Summit	Summit, NJ	89	—	98	98	N/A	04/11
Spring Meadows at Trumbull	Trumbull, CT	152	182	56	238	N/A	04/11
Stonefield Assisted Living	McKinney, TX	75	—	90	90	N/A	09/10

			Resident Capacity[1]				Commencement
Community	Location	Units	IL	AL	Total	Ownership	of Operations[2]
Walnut Creek Assisted Living	Mansfield, TX	56	—	70	70	N/A	09/10
Waterford at Ames	Ames, IA	49	—	122	122	N/A	02/06
Waterford at Miracle Hills	Omaha, NE	54	—	70	70	N/A	03/06
Waterford at Roxbury Park	Omaha, NE	55	—	70	70	N/A	02/06
Waterford at Van Dorn	Lincoln, NE	63	—	84	84	N/A	02/06
Waterford at Woodbridge	Plattsmouth, NE	40	—	45	45	N/A	02/06
HCP:
Atrium of Carmichael	Sacramento, CA	151	155	—	155	N/A	01/92
Charlotte Square	Charlotte, NC	118	—	150	150	N/A	12/06
Chesapeake Place	Chesapeake, VA	103	—	153	153	N/A	12/06
Covenant Place of Abilene	Abilene, TX	50	—	55	55	N/A	08/04
Covenant Place of Burleson	Burleson, TX	74	—	80	80	N/A	08/04
Covenant Place of Waxahachie	Waxahachie, TX	50	—	55	55	N/A	08/04
Crescent Place	Cedar Hill, TX	80	—	85	85	N/A	11/05
Crescent Point	Cedar Hill, TX	111	134	—	134	N/A	08/04
Crosswood Oaks	Sacramento, CA	121	127	—	127	N/A	01/92
Good Place	North Richland Hills, TX	72	—	80	80	N/A	08/04
Greenville Place	Greenville, SC	85	—	153	153	N/A	12/06
Meadow Lakes	North Richland Hills, TX	118	145	—	145	N/A	08/04
Myrtle Beach Estates	Myrtle Beach, SC	101	—	156	156	N/A	12/06
Tesson Heights	St. Louis, MO	182	134	72	206	N/A	10/98
Veranda Club	Boca Raton, FL	186	129	97	226	N/A	01/92
		4,541	2,405	3,351	5,756
Total		13,016	6,879	9,644	16,523

(1)	Independent living (IL) residences and assisted living (AL) residences based on community licensure.
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

Quality Assurance

Quality assurance programs are coordinated and implemented by the Company’s corporate and regional staff. The Company’s quality assurance is targeted to achieve maximum resident and resident family member satisfaction with the care and services delivered by the Company. The Company’s primary focus in quality control monitoring includes routine in-service training and performance evaluations of caregivers and other support employees. The Company has established a Corporate Quality Assurance Committee which consists of the Executive Vice-President, Senior Vice-President, and Vice-President of Operations, Quality and Clinical Directors, and General Counsel. The purpose of the committee is to monitor and evaluate the processes by which care is delivered to our residents and the appropriateness and quality of care provided within each of our communities. Additional quality assurance measures include:

Resident and Resident’s Family Input.     On a routine basis, the Company provides residents and their family members the opportunity to provide valuable input regarding the day-to-day delivery of services. On-site management at each community has fostered and encouraged active resident councils and resident committees who meet independently. These resident bodies meet with on-site management on a monthly basis to offer input and suggestions as to the quality and delivery of services. Additionally, at each community the Company conducts annual resident satisfaction surveys to further monitor the satisfaction levels of both residents and their family members. These surveys are sent directly to a third party firm for tabulation, then to the Company’s corporate headquarters for distribution to onsite staff. In each of fiscal 2017 and 2016, the Company achieved 94.6% approval ratings from its residents. For any departmental area of service scoring below 90%, a corrective action plan is developed jointly by on-site, regional and corporate staff for immediate implementation. In addition, the Company ranked third among senior living operators nationally in 2018 according to J.D. Powers 2018 Senior Living Satisfaction Study.  The study measured resident and family overall satisfaction across factors important to them including community staff, convenience of location, food and beverage, room, building and grounds, senior service and activities among others.

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

Independent Service Evaluations.     The Company engages the services of outside professional independent consulting firms to evaluate various components of the community operations. These services include mystery shops, competing community analysis, pricing recommendations and product positioning. This provides management with valuable unbiased product and service information. A plan of action regarding any areas requiring improvement or change is implemented based on information received. At communities where health care is delivered, these consulting service reviews include the on-site handling of medications, recordkeeping and general compliance with all applicable governmental regulations.

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

Corporate and regional sales directors monitor the on-site sales departments’ effectiveness and productivity on a weekly basis. Routine detailed marketing department audits are performed on a quarterly basis or more frequently if deemed necessary. Corporate and regional personnel assist in the development of marketing strategies for each community to address the continuously changing resident profile and maintain a focus on building brand awareness and increasing Internet website traffic and leads. The marketing strategies developed utilize the implementation of application program interface systems with certain website and Internet referral partners and the production of creative media and necessary marketing collateral. The Company has also implemented numerous Internet web-based initiatives to attract prospects including certain e-mail and website triggers prompting interactive invitations with on-going follow-ups, as well as a nurturing program to actively engage prospects throughout the marketing/sales cycle. Ongoing sales training of on-site marketing/sales staff is implemented by corporate and regional marketing directors as well as third party professionals.

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

The health care industry is subject to extensive regulation and frequent regulatory change. At this time, no federal laws or regulations specifically regulate assisted or independent living residences. While a number of states have not yet enacted specific assisted living regulations, certain of the Company’s assisted living communities are subject to regulation, licensing, CON and permitting by state and local health care and social service agencies and other regulatory authorities. While such requirements vary from state to state, they typically relate to staffing, training, physical design, patient privacy, required services and the quality thereof and resident characteristics. The Company believes that such regulation will increase in the future. In addition, health care providers are receiving increased scrutiny under anti-trust laws as integration and consolidation of health care delivery increases and affects competition. Moreover, robust state and federal enforcement of fraud and abuse laws continues. Because some of the Company’s communities receive a portion of their funds from Medicaid, such communities are also subject to state and federal Medicaid standards, the noncompliance with which may result in the imposition of penalties or sanctions or suspension or exclusion from participation in the Medicaid program. The Company’s communities are also subject to various zoning restrictions, local building codes, and other ordinances, such as fire safety codes. Failure by the Company to comply with applicable regulatory requirements could have a material adverse effect on the Company’s business, financial condition, and results of operations. Regulation of the assisted living industry is evolving. The Company is unable to predict the content of new regulations and their effect on its business. There can be no assurance that the Company’s operations will not be adversely affected by regulatory developments.

The Company believes that its communities are in substantial compliance with applicable regulatory requirements. However, unannounced surveys or inspections may occur annually or bi-annually, or following a regulator’s receipt of a complaint about a community. In the ordinary course of business, one or more of the Company’s communities could be cited for deficiencies resulting from such inspections or surveys. Most inspection deficiencies are resolved through an agreed upon plan of corrective action relating to the community’s operations, but the reviewing agency typically has the authority to take further action against a licensed or certified community, which could result in the imposition of fines, repayment of amounts previously paid, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions, loss of certification as a provider under federal health care programs or imposition of other sanctions, including criminal penalties. Loss, suspension or modification of a license may also cause us to default under our loan or lease agreements and/or trigger cross-defaults. Sanctions may be taken against providers or facilities without regard to the providers’ or facilities’ history of compliance. We may also expend considerable resources to respond to federal and state investigations or other enforcement action under applicable laws or regulations. To date, none of the deficiency reports received by us has resulted in a suspension, fine or other disposition that has had a material adverse effect on our revenues. However, any future substantial failure to comply with any applicable legal and regulatory requirements could result in a material adverse effect to our business as a whole. In addition, states’ Attorneys General vigorously enforce consumer protection laws as those laws relate to the senior living industry. State Medicaid Fraud and Abuse Units may also investigate assisted living communities even if the community or any of its residents do not receive federal or state funds.

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

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), in conjunction with the federal regulations promulgated thereunder by the Department of Health and Human Services, has established, among other requirements, standards governing the privacy and security of certain protected and individually identifiable health information that is created, received or maintained by a range of covered entities. HIPAA has also established standards governing uniform health care transactions, the codes and identifiers to be used by the covered entities and standards governing the security of certain electronic transactions conducted by covered entities. Penalties for violations can range from civil money penalties for errors and negligent acts to criminal fines and imprisonment for knowing and intentional misconduct. In addition, the Company may be subject to a corrective action plan, the cost of compliance of which could be significant.

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

Competition

The senior living industry is highly competitive, and the Company expects that all segments of the industry will become increasingly competitive in the future. Although there are a number of substantial companies active in the senior living industry and in the markets in which the Company operates, the industry continues to be very fragmented and characterized by numerous small operators. The Company primarily competes with national operators such as Brookdale Senior Living Inc. and Five Star Quality Care, Inc. and other regional and local independent operators. The Company believes that the primary competitive factors in the senior living industry are: (i) quality on-site staff; (ii) location; (iii) reputation for and commitment to a high quality of service; (iv) support service offerings (such as food services); (v) fair price for services provided; and (vi) physical appearance and amenities associated with the communities. The Company competes with other companies providing independent living, assisted living, skilled nursing, home health care, and other similar service and care alternatives, some of whom may have greater financial resources than the Company. Because seniors tend to choose senior housing communities near their homes, the Company’s principal competitors are other senior living and long-term care communities in the same geographic areas as the Company’s communities. The Company also competes with other health care businesses with respect to attracting and retaining nurses, technicians, aides and other high quality professional and non-professional employees and managers.

Employees

As of December 31, 2017, the Company employed 7,426 persons (101 of whom are employed at the Company’s corporate offices), of which 4,413 were full-time employees and 3,013 were part-time employees. None of the Company’s employees are currently represented by a labor union and the Company is not aware of any union organizing activity among its employees. The Company believes that its relationship with its employees is good.

Executive Officers and Other Key Employees of the Registrant

The following table sets forth certain information concerning each of the Company’s executive officers and other key employees as of February 23, 2018:

Name	Age	Position(s) with the Company
Lawrence A. Cohen	64	Chief Executive Officer and Vice Chairman of the Board
Brett D. Lee	43	Executive Vice President and Chief Operating Officer
Carey P. Hendrickson	55	Senior Vice President and Chief Financial Officer
David R. Brickman	59	Senior Vice President, Secretary and General Counsel
Jeremy D. Falke	44	Senior Vice President – Human Resources
David W. Beathard, Sr.	70	Senior Vice President — Operations
Kevin E. Wilbur	53	Vice President — Operations
Joseph G. Solari	53	Vice President — Corporate Development
Gloria M. Holland	50	Vice President — Finance
Glen H. Campbell	73	Vice President — Asset Management
Christopher H. Lane	46	Vice President — Financial Reporting
Robert F. Hollister	62	Property Controller
Donald S. Beasley	42	Director of Human Resources

Lawrence A. Cohen has served as one of our directors since November 1996 and as Vice Chairman of the Board since November 1996. He has served as our Chief Executive Officer since May 1999 and was our Chief Financial Officer from November 1996 to May 1999. From 1991 to 1996, Mr. Cohen served as President and Chief Executive Officer of Paine Webber Properties Incorporated. Mr. Cohen serves on the boards of various charitable organizations and is active in several industry associations. Mr. Cohen was a founding member and a former Chairman of the American Seniors Housing Association and serves on the Operator Advisory Board of the National Investment Center for the Seniors Housing & Care Industry. He received an LL.M. in Taxation from New York University School of Law, a JD from St. John’s University School of Law, and a BBA in Accounting from The George Washington University. Mr. Cohen has had positions with businesses involved in senior living for 33 years.

Brett D. Lee joined the Company as Executive Vice President and Chief Operating Officer in August 2017.  Prior to joining the Company, Mr. Lee served as the Chief Executive Officer of the North Texas and Dallas Markets of Tenet Healthcare Corporation. His experience also includes serving in senior leadership positions in four of the nation's top 10 children's hospitals.  Mr. Lee served as Chief Operating Officer at Children's Healthcare of Atlanta, Chief Operating Officer at Riley Hospital for Children in Indianapolis, Vice President of Operations and Clinical Services at Children's Medical Center in Dallas and Vice President of Operations at Cook Children's Medical Center in Fort Worth.  Mr. Lee received a BS in Physical Therapy from the University of Oklahoma College of Allied Health, a Master of Health Science, Health Finance and Management from the Johns Hopkins School of Public Health, a Master of Science in Leadership Development from the University of Pennsylvania, and a Doctorate in Allied Health and Physical Therapy from Massachusetts General Hospital Institute of Health Sciences.

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

David R. Brickman is currently the Senior Vice President, Secretary, and General Counsel of the Company. He served as Vice President and General Counsel of the Company and its predecessors since July 1992 and has served as Secretary of the Company since May 2007. From 1989 to 1992, Mr. Brickman served as in-house counsel with LifeCo Travel Management Company, a corporation that provided travel services to U.S. corporations. Mr. Brickman earned a Juris Doctor and Masters of Business Administration from the University of South Carolina and a Masters in Health Administration from Duke University. He currently serves on the Board of Advisors for the Southern Methodist University Corporate Counsel Symposium. He is also a member of the National Center for Assisted Living In-house Counsel Roundtable Task Force, as well as the Long-Term Care Risk Legal Forum. Mr. Brickman has either practiced law or performed in-house counsel functions for 31 years.

Jeremy D. Falke joined the Company as Senior Vice President – Human Resources.  Mr. Falke held various positions within Tenet Healthcare Corporation (“Tenet”) from November 2004 to February 2018, serving most recently as the Vice President, Talent, Culture and Performance Systems in Dallas. In this role, he was responsible for all talent planning, development, and cultural programming and transformation for an organization with over 75 acute-care hospitals and 450 outpatient facilities, employing more than 125,000 people.  Prior to this role, Mr. Falke served as the Senior Director, Strategic Operations, Analytics and Reporting in Dallas and as the Chief Human Resources Officer for Creighton University Medical Center, which was then owned by Tenet in Omaha, Nebraska. Mr. Falke received a Bachelor of Science in Business Management from University of Phoenix in Scottsdale, and a Masters of Business Administration with a concentration in Healthcare Management from the University of Nebraska in Omaha.

David W. Beathard, Sr. is currently the Senior Vice President — Operations of the Company. He served as Vice President — Operations of the Company and its predecessors from August 1996 to June 2013. Mr. Beathard joined Life Care Services Corporation in 1977 where he served in various roles including Vice President and Director of Operations Management. From 1992 to 1996, he owned and operated a consulting firm, which provided operational, marketing, and feasibility consulting regarding senior housing communities. Mr. Beathard has served as an Advisory Board Member of the Texas Assisted Living Association. He earned a BA degree from Miami University where he also attended graduate school with a focus in business administration. Mr. Beathard has been active in the operational, sales and marketing, and construction oversight aspects of senior housing for 43 years.

Kevin E. Wilbur joined the Company in February 2000 as an Executive Director and served in that capacity until being promoted to a District Manager role and then to a Regional Manager of Operations role. He was promoted to his current position of Vice President — Operations in September 2016. Prior to joining the Company in 2000, Mr. Wilbur was employed by Lantis Enterprises as an Executive Director. He is a graduate of the Nebraska College of Business and also attended Bellevue University. Mr. Wilbur has been active in the operational and marketing aspects of senior housing for over 22 years.

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

Glen H. Campbell has served as Vice President — Asset Management of the Company since September 1997. From 1990 to 1997 Mr. Campbell served as Vice President of Development for Greenbrier Corporation, an assisted living development and management company. From 1985 to 1990 Mr. Campbell served as Director of Facility Management for Retirement Corporation of America. Mr. Campbell has been active in the design and development of retirement communities for 45 years.

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

Risks Related to Our Business, Industry, and Operations

We have significant debt and our failure to generate cash flow sufficient to cover required interest and principal payments could result in defaults of the related debt.

As of December 31, 2017, we had mortgage and other indebtedness, excluding deferred loan costs, totaling approximately $967.3 million. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover required interest and principal payments. Any payment or other default could cause the applicable lender to foreclose upon the communities securing the indebtedness with a consequent loss of income and asset value to us. Further, because some of our mortgages contain cross-default and cross-collateralization provisions, a payment or other default by us with respect to one community could affect a significant number of our other communities.

We have significant lease obligations and our failure to generate cash flows sufficient to cover these lease obligations could result in defaults under the lease agreements.

As of December 31, 2017, we leased 46 communities with future lease obligations totaling approximately $433.3 million, with minimum lease obligations of $63.6 million in fiscal 2018. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover these required operating lease obligations. Any payment or other default under any such lease could result in the termination of the lease, with a consequent loss of income and asset value to us. Further, because our leases contain cross-default provisions, a payment or other default by us with respect to one leased community could affect all of our other leased communities with related lessors. Certain of our leases contain various financial and other restrictive covenants, which could limit our flexibility in operating our business. Failure to maintain compliance with the lease obligations as set forth in our lease agreements could have a material adverse impact on us. The termination of a significant portion of our facility lease agreements could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

We cannot assure that we will attempt to, or be able to, acquire additional senior housing communities.

The acquisition of existing communities or other businesses involves a number of risks. Existing communities available for acquisition frequently serve or target different markets than those presently served by us. We may also determine that renovations of acquired communities and changes in staff and operations management personnel are necessary to successfully integrate those communities or businesses into our existing operations. The costs incurred to reposition or renovate newly acquired communities may not be recovered by us. In undertaking acquisitions, we also may be adversely impacted by unforeseen liabilities attributable to the prior operators of those communities or businesses, against whom we may have little or no recourse. The success of our acquisition strategy will be determined by numerous factors, including our ability to identify suitable acquisition candidates; the competition for those acquisitions; the purchase price; the requirement to make operational or structural changes and improvements; the financial performance of the communities or businesses after acquisition; our ability to finance the acquisitions; and our ability to integrate effectively any acquired communities or businesses into our management, information, and operating systems. Additionally, there is competition among potential acquirers of communities in the senior housing industry, including real estate investment trusts (“REITs”) and private equity firms, and there can be no assurance that we will be able to successfully complete acquisitions, which could limit our ability to grow our business effectively. We cannot assure that our acquisition of senior housing communities or other businesses will be completed at the rate currently expected, if at all, or if completed, that any acquired communities or businesses will be successfully integrated into our operations which could have an adverse impact on our liquidity, revenues, results of operations, and cash flows.

If we are unable to renovate, reposition, or redevelop our communities in accordance with our plans, our anticipated revenues, results of operations, and cash flows could be adversely affected.

We are currently working on projects that will renovate, reposition, or redevelop a number of our existing senior housing communities. These projects are in various stages of development and are subject to a number of factors, some of which we have little or no control. Our ability to successfully renovate, reposition, or redevelop our senior housing communities will depend on a number of factors, including, but not limited to, our ability to acquire suitable sites at reasonable prices; our success in obtaining necessary zoning, licensing, and other required governmental permits and authorizations; and our ability to control construction costs and accurately project completion schedules. We anticipate that the renovation, repositioning, or redevelopment of existing senior housing communities may involve a substantial commitment of capital for a period of time of two years or more until completion and are operating and producing revenue. In addition, we may incur substantial costs prior to achieving stabilized occupancy for each project and cannot assure you that the costs will not be greater than we have anticipated. Our failure to achieve our renovation, repositioning, and redevelopment plans could adversely impact our anticipated revenues, results of operations, and cash flows.

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

Approximately 94.4% of our total revenues from communities that we operated were attributable to private pay sources and approximately 5.6% of our revenues from these communities were attributable to reimbursements from Medicaid, in each case, during fiscal 2017. We expect to continue to rely primarily on the ability of residents to pay for our services from their own or family financial resources. Unfavorable economic conditions in the housing, financial, and credit markets, inflation, or other circumstances that adversely affect the ability of the elderly to pay for our services could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

Damage from catastrophic weather and other natural events could result in losses.

A certain number of our properties are located in areas that have experienced and may experience in the future catastrophic weather and other natural events from time to time, including snow or ice storms, windstorm, tornados, hurricanes, fires, earthquakes, flooding or other severe weather. The Company maintains insurance policies, including coverage for business interruption, designed to mitigate financial losses resulting from such adverse weather and natural events; however, there can be no assurance that adverse weather or natural events will not cause substantial damages or losses to our communities that could exceed our insurance coverage. In the event of a loss in excess of insured limits, such loss could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

Risks Related to Our Common Stock

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

Future offerings of equity securities by us may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by offering additional equity securities. Additional equity offerings may dilute the economic and voting rights of our existing stockholders and/or reduce the market price of our common stock. Our decision to issue equity securities in a future offering will depend on market conditions and other factors, some of which are beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting their holdings in our Company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The executive and administrative offices of the Company are located at 14160 Dallas Parkway, Suite 300, Dallas, Texas 75254, and consist of approximately 26,000 square feet. The lease on the premises currently extends through September 2020. The Company believes that its corporate office facilities are adequate to meet its requirements through at least fiscal 2018 and that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate operations. The Company also leases executive office space in New York, New York pursuant to a two-year lease agreement.

As of December 31, 2017, the Company owned or leased and managed the senior housing communities referred to in Item 1 above under the caption “Operating Communities.”

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

(a) Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

Market Information and Holders

The Company’s shares of common stock are listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “CSU”. The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s common stock, as reported on the NYSE. At February 23, 2018, there were approximately 213 stockholders of record of the Company’s common stock.

	2017		2016
Year	High	Low	High	Low
First Quarter	$17.66	$13.09	$20.71	$14.58
Second Quarter	16.08	13.21	20.85	15.89
Third Quarter	15.30	11.60	19.92	15.70
Fourth Quarter	16.72	12.09	17.89	12.65

Dividends

It is the policy of the Company’s Board of Directors to retain all future earnings to finance the operation and expansion of the Company’s business. Accordingly, the Company did not declare or pay cash dividends on its common stock during fiscal 2017 or 2016 and does not anticipate declaring or paying cash dividends on the common stock in the foreseeable future. The payment of cash dividends in the future will be at the sole discretion of the Company’s Board of Directors and will depend on, among other things, the Company’s earnings, operations, capital requirements, financial condition, restrictions in then existing financing agreements, and other factors deemed relevant by the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information relating to the Company’s equity compensation plans as of December 31, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of the Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	—	$—	1,053,077
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,053,077

Performance Graph

The following Performance Graph shows the cumulative total return for the five-year period ended December 31, 2017, in the value of $100 invested in: (1) the Company’s common stock; (2) the Standard & Poor’s Broad Market Index (the “S&P 500”); and (3) the common stock of the Peer Group (as defined below) of companies, whose returns represent the arithmetic average of such companies. The values with each investment as of the beginning of each year are based on share price appreciation and the reinvestment of any dividends on the respective ex-dividend dates.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Capital Senior Living Corporation, the S&P 500 Index,

and a Peer Group

The preceding graph assumes $100 invested at the beginning of the measurement period, including reinvestment of any dividends, in the Company’s common stock, the S&P 500, and the Peer Group and was plotted using the following data:

	Cumulative Total Returns
	12/12	12/13	12/14	12/15	12/16	12/17
Capital Senior Living Corporation	100.00	128.36	133.28	111.61	85.87	72.18
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
Peer Group	100.00	107.51	140.38	71.75	48.83	37.53

The Company’s Peer Group, which was selected in good faith on an industry basis, consists of Brookdale Senior Living, Inc. and Five Star Quality Care, Inc.

(b) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects information regarding the aggregate shares repurchased by the Company pursuant to its share repurchase program (as described below) as of December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Total at September 30, 2017	494,115	$6.94	494,115	$6,570,222
October 1 – October 31, 2017	—	—	—	6,570,222
November 1 – November 30, 2017	—	—	—	6,570,222
December 1 – December 31, 2017	—	—	—	6,570,222
Total at December 31, 2017	494,115	$6.94	494,115	$6,570,222

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

	At and for the Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share and other data)
Consolidated Statements of Operations and Comprehensive Loss Data:
Total revenues	$466,997	$447,448	$412,177	$383,925	$350,362
Income from operations	7,842	14,390	18,835	13,900	11,250
Net loss	(44,168)	(28,017)	(14,284)	(24,126)	(16,504)
Net loss per share:
Basic net loss per share	$(1.50)	$(0.97)	$(0.50)	$(0.83)	$(0.58)
Diluted net loss per share	$(1.50)	$(0.97)	$(0.50)	$(0.83)	$(0.58)
Balance Sheet Data:
Cash and cash equivalents (excluding restricted cash)	$17,646	$34,026	$56,087	$39,209	$13,611
Working capital (deficit)(1)	(22,954)	638	26,726	13,113	(5,892)
Total assets(1)	1,182,671	1,145,781	1,019,033	891,370	745,549
Long-term debt, excluding current portion(1)	938,206	882,504	754,949	592,884	467,376
Shareholders’ equity	$80,433	$116,918	$135,746	$141,174	$157,950
Other Data:
Communities (at end of period)
Owned or leased	129	129	121	117	109
Joint ventures & managed	—	—	—	—	3
Total	129	129	121	117	112
Resident capacity:
Owned or leased	16,523	16,523	15,416	15,149	13,939
Joint ventures & managed	—	—	—	—	674
Total	16,523	16,523	15,416	15,149	14,613

(1)

Working capital (deficit), total assets, and long-term debt, excluding current portion, for fiscal 2017, 2016 and 2015 excludes $9,398, $9,841 and $8,532, respectively, in debt issuance costs, net of accumulated amortization, and fiscal 2014 was revised from amounts previously reported to reflect the impact of reclassifying $6,331 in debt issuance costs, net of accumulated amortization, from other assets to notes payable. This revision was due to the Company’s adoption of ASU 2015-03, Interest—Imputation of Interest- Simplifying the Presentation of Debt Issuance Costs, during the fourth quarter of fiscal 2015 which required current and retrospective application to the Company’s Consolidated Balance Sheets for all periods presented.

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

Overview

The following discussion and analysis addresses (i) the Company’s results of operations on a historical consolidated basis for the years ended December 31, 2017, 2016, and 2015, and (ii) liquidity and capital resources of the Company and should be read in conjunction with the Company’s historical consolidated financial statements and the selected financial data contained elsewhere in this report.

The Company is one of the largest operators of senior housing communities in the United States.    The Company’s operating strategy is to provide value to its senior living residents by providing quality senior living services at reasonable prices, while achieving and sustaining a strong, competitive position within its geographically concentrated regions, as well as continuing to enhance the performance of its operations. The Company provides senior living services to the elderly, including independent living, assisted living, and memory care services at reasonable prices. Many of the Company’s communities offer a continuum of care to meet its residents’ needs as they change over time. This continuum of care, which integrates independent living, assisted living, and memory care, and is bridged by home care through independent home care agencies, sustains residents’ autonomy and independence based on their physical and mental abilities.

As of December 31, 2017, the Company operated 129 senior housing communities in 23 states with an aggregate capacity of approximately 16,500 residents, including 83 senior housing communities which the Company owned and 46 senior housing communities the Company leased.

Significant Financial and Operational Highlights

The Company primarily derives its revenue by providing senior living housing and services to the elderly. When comparing fiscal 2017 to fiscal 2016, the Company generated total revenues of approximately $467.0 million compared to total revenues of approximately $447.4 million, respectively, representing an increase of approximately $19.5 million, or 4.4%. The increase in revenues primarily results from a full year of activity for the senior housing communities acquired by the Company during fiscal 2016 which resulted in an increase in revenue of approximately $15.3 million and we experienced an increase in revenue at our same-store communities of approximately $4.3 million. The increase in revenue at our same-store communities during fiscal 2017 was negatively impacted by Hurricane Harvey which resulted in the full evacuation of our residents at two of our senior housing communities located in southeast Texas. Both of these communities are undergoing repairs and remain fully vacated which resulted in a decrease of approximately $3.5 million in our same-store revenue during fiscal 2017.

Excluding the two senior housing communities impacted by Hurricane Harvey, the weighted average financial occupancy rate for each of our consolidated and same-store communities for the fiscal years ended December 31, 2017 and 2016 was 86.8% and 87.9%, respectively. Although each of our consolidated and same-store occupancies declined, we achieved an increase in average monthly rental rates at our consolidated and same-store communities when comparing fiscal 2017 to fiscal 2016 of 3.3% and 2.8%, respectively. The increase in average monthly rental rates during fiscal 2017 was primarily the result of our recent senior housing community acquisitions, annual rent increases for our existing residents, and the capital improvements we have invested in our communities for unit conversions which enable us to provide a broader range of senior living services at higher levels of care.

On December 15, 2017, the Company completed supplemental mortgage financing of approximately $4.1 million from Fannie Mae at a fixed interest rate of 5.71% on one community located in Oneonta, New York. The supplemental mortgage loan is coterminous, cross-collateralized and cross-defaulted with the original existing mortgage debt maturing in June 2025.

On November 30, 2017, the Company completed supplemental mortgage financing of approximately $3.0 million from Fannie Mae at a fixed interest rate of 5.49% on one community located in Rocky River, Ohio. The supplemental mortgage loan is coterminous, cross-collateralized and cross-defaulted with the original existing mortgage debt maturing in January 2023.

The Company had two of its senior housing communities located in southeast Texas impacted by Hurricane Harvey during the third quarter of fiscal 2017. Both of these communities remain fully vacated and are undergoing repairs. We maintain insurance coverage on these communities which includes damage caused by flooding. The insurance claim for this incident required a deductible of $100,000 that was expensed as a component of operating expenses in the Company’s Consolidated Statement of Operations and Comprehensive Loss in the third quarter of fiscal 2017. Through December 31, 2017, we have incurred approximately $3.9 million in clean-up and physical repair costs and we expect to incur additional repair costs which we believe are probable of being recovered through insurance proceeds. In addition to the repairs of physical damage to the buildings, the Company’s insurance coverage includes loss of business income (“Business Interruption”). Business Interruption includes reimbursement for lost revenue as well as incremental expenses incurred as a result of the hurricane. The Company received payments from our insurance underwriters during fiscal 2017 totaling approximately $2.7 million of which approximately $2.2 million related to Business Interruption through December 31, 2017, which has been included as a reduction to operating expenses in the Company’s Consolidated Statement of Operations and Comprehensive Loss in fiscal 2017. Based upon our initial assessment of the physical damages and insurance coverage, the Company currently estimates insurance proceeds will be sufficient to reimburse the Company for all damages and repair costs to fully restore the communities to their condition prior to the incident.

Effective January 31, 2017, the Company acquired the underlying real estate associated with four of the senior housing communities previously leased from Ventas, Inc. (“Ventas”) for an acquisition price of $85.0 million (the “Four Property Lease Transaction”). The Company obtained interest only, bridge financing from Berkadia Commercial Mortgage LLC (“Berkadia”) for $65.0 million of the acquisition price with an initial variable interest rate of LIBOR plus 4.0% and a 36-month term, with the balance of the acquisition price paid from the Company’s existing cash resources. For additional information refer to Note 3, “Acquisitions”, within the notes to consolidated financial statements.

Facility Leases

As of December 31, 2017, the Company leased 46 senior housing communities from certain real estate investment trusts (“REITs”). The lease terms are generally for 10-15 years with renewal options for 5-20 years at the Company’s option. Under these lease agreements, the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. No new facility leases were entered into by the Company during fiscal 2017.

As of December 31, 2017, the Company leased 7 senior housing communities (collectively the “Ventas Lease Agreements”) from Ventas, Inc. (“Ventas”). Effective January 31, 2017, the Company closed the Four Property Lease Transaction and acquired from Ventas the underlying real estate associated with four of its operating leases for a total acquisition price of $85.0 million. The Company obtained interim, interest only, bridge financing from Berkadia for $65.0 million of the acquisition price with an initial variable interest rate of LIBOR plus 4.0% and a 36-month term, with the balance of the acquisition price paid from the Company’s existing cash resources. For additional information refer to Note 3, “Acquisitions”, within the notes to consolidated financial statements. Prior to the Four Property Lease Transaction, the Company previously leased 11 senior housing communities from Ventas.

During the second quarter of fiscal 2015, the Company executed amendments to the master lease agreements with Ventas to facilitate up to $24.5 million of leasehold improvements for 10 communities within the Ventas lease portfolio and extend the lease terms until September 30, 2025, with two five-year renewal extensions available at the Company’s option. During the second quarter of fiscal 2016, the Company executed amendments to the master lease agreements with Ventas to increase the Special Project Funds for leasehold improvements from $24.5 million to $28.5 million and extend the date for completion of the leasehold improvements to June 30, 2017. During fiscal 2017, the Company executed amendments to the master lease agreements with Ventas to decrease the Special Project Funds for leasehold improvements from $28.5 million to approximately $17.0 million due to the Four Property Lease Transaction and extend the date for completion of the leasehold improvements to June 30, 2018. The initial lease rates under each of the Ventas Lease Agreements ranged from 6.75% to 8% and are subject to certain conditional escalation clauses which will be recognized when probable or incurred. The Company initially incurred $11.4 million in lease acquisition and modification costs related to the Ventas Lease Agreements, of which a portion of these costs were written-off upon closing the Four Property Lease Transaction leaving $8.7 million in lease acquisition and modification costs associated with the remaining properties. These deferred lease acquisition and modification costs are being amortized over the lease terms and are included in facility lease expense in the Company’s Consolidated Statement of Operations and Comprehensive Loss. The Company accounts for five of the Ventas Lease Agreements as an operating lease and two as a capital lease and financing obligation.

As of December 31, 2017, the Company leased 15 senior housing communities (collectively the “HCP Lease Agreements”) from HCP, Inc. (“HCP”). During the fourth quarter of fiscal 2013, the Company executed an amendment to the master lease agreement with HCP to facilitate up to $3.3 million of leasehold improvements for one community within the HCP lease portfolio and extend the initial lease terms for nine communities until October 31, 2020, with two 10-year renewal extensions available at the Company’s option. During the second quarter of fiscal 2015, the Company exercised its right to extend the lease term with HCP for the remaining six communities in the HCP lease portfolio until April 30, 2026, with one 10-year renewal extension available at the Company’s option. The initial lease rates under the HCP Lease Agreements ranged from 7.25% to 8% and are subject to certain conditional escalation clauses, which will be recognized when probable or incurred. The Company incurred $1.6 million in lease acquisition and modification costs related to the HCP Lease Agreements. These deferred lease acquisition and modification costs are being amortized over the lease terms and are included in facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company accounts for each of the HCP Lease Agreements as an operating lease.

As of December 31, 2017, the Company leased 24 senior housing communities (collectively the “Welltower Lease Agreements”) from Welltower, Inc., formerly Health Care REIT, Inc. (“Welltower”). The Welltower Lease Agreements each have an initial term of 15 years, with one 15-year renewal extension available at the Company’s option. The initial lease rates under the Welltower Lease Agreements ranged from 7.25% to 8.5% and are subject to certain conditional escalation clauses, which will be recognized when probable or incurred. The initial terms on the Welltower Lease Agreements expire on various dates through April 2026. The Company incurred $2.1 million in lease acquisition costs related to the Welltower Lease Agreements. These deferred lease acquisition costs are being amortized over the lease terms and are included in facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company accounts for each of the Welltower Lease Agreements as an operating lease.

The following table summarizes each of the Company’s facility lease agreements as of December 31, 2017 (dollars in millions):

Landlord	Initial Date of Lease	Number of Communities	Value of Transaction	Current Expiration and Renewal Term	Initial Lease Rate(1)	Lease Acquisition and Modification Costs(2)	Deferred Gains / Lease Concessions(3)
Ventas	September 30, 2005	4	$61.4	September 30, 2025 (4) (Two five-year renewals)	8%	$7.7	$4.2
Ventas	January 31, 2008	1	5.0	September 30, 2025 (4) (Two five-year renewals)	7.75%	0.2	—
Ventas	June 27, 2012	2	43.3	September 30, 2025 (4) (Two five-year renewals)	6.75%	0.8	—
HCP	May 1, 2006	3	54.0	October 31, 2020 (5) (Two 10-year renewals)	8%	0.3	12.8
HCP	May 31, 2006	6	43.0	April 30, 2026 (6) (One 10-year renewal)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	October 31, 2020 (5) (Two 10-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	October 31, 2020 (5) (Two 10-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	October 31, 2020 (5) (Two 10-year renewals)	7.25%	0.1	—
Welltower	April 16, 2010	5	48.5	April 30, 2025 (15 years) (One 15-year renewal)	8.25%	0.6	0.8
Welltower	May 1, 2010	3	36.0	April 30, 2025 (15 years) (One 15-year renewal)	8.25%	0.2	0.4
Welltower	September 10, 2010	12	104.6	September 30, 2025 (15 years) (One 15-year renewal)	8.50%	0.4	2.0
Welltower	April 8, 2011	4	141.0	April 30, 2026 (15 years) (One 15-year renewal)	7.25%	0.9	16.3
Subtotal						12.4	37.1
Accumulated amortization through December 31, 2017						(7.2)	—
Accumulated deferred gains / lease concessions recognized through December 31, 2017						—	(24.2)
Net lease acquisition costs / deferred gains / lease concessions as of December 31, 2017						$5.2	$12.9

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as set forth in each respective lease agreement.
(2)	Lease acquisition and modification costs are being amortized over the respective lease terms.
(3)

Deferred gains of $34.5 million and lease concessions of $2.6 million are being recognized in the Company’s Consolidated Statements of Operations and Comprehensive Loss as a reduction in facility lease expense over the respective initial lease term. Lease concessions of $0.6 million relate to the transaction with HCP on May 31, 2006, and $2.0 million relate to the transaction with Welltower on September 10, 2010.

(4)

Effective June 17, 2015, the Company executed amendments to the master lease agreements with Ventas to facilitate leasehold improvements for 10 of the leased communities, of which the underlying real estate associated with four of its operating leases was acquired by the Company upon closing the Four Property Lease Transaction on January 31, 2017, and extend the lease terms through September 30, 2025, with two five-year renewal extensions available at the Company’s option.

(5)

On November 11, 2013, the Company executed an amendment to the master lease agreement associated with nine of its leased communities with HCP to facilitate leasehold improvements for one of the leased communities and extend the respective lease terms through October 31, 2020, with two 10-year renewal extensions available at the Company’s option.

(6)	On April 24, 2015, the Company exercised its right to extend the lease terms with HCP through April 30, 2026, with one 10-year renewal extension remaining available at the Company’s option.

Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at December 31, 2017 and 2016.

Debt Transactions

On December 15, 2017, the Company completed supplemental mortgage financing of approximately $4.1 million from Fannie Mae at a fixed interest rate of 5.71% on one community located in Oneonta, New York. The supplemental mortgage loan is coterminous, cross-collateralized and cross-defaulted with the original existing mortgage debt maturing in June 2025.

On December 1, 2017, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $3.5 million. The finance agreement has a fixed interest rate of 3.04% with the principal being repaid over an 11-month term.

On November 30, 2017, the Company completed supplemental mortgage financing of approximately $3.0 million from Fannie Mae at a fixed interest rate of 5.49% on one community located in Rocky River, Ohio. The supplemental mortgage loan is coterminous, cross-collateralized and cross-defaulted with the original existing mortgage debt maturing in January 2023.

On May 31, 2017, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $1.6 million. The finance agreement has a fixed interest rate of 2.76% with the principal being repaid over an 11-month term.

On January 31, 2017, in conjunction with the Four Property Lease Transaction, the Company obtained $65.0 million of mortgage debt from Berkadia. The new mortgage loan is interest-only and has a three-year term with an initial variable interest rate of LIBOR plus 4.00%.

The Company issued standby letters of credit with Wells Fargo Bank (“Wells Fargo”), totaling approximately $3.9 million, for the benefit of Hartford Financial Services (“Hartford”) associated with the administration of workers compensation.

The Company issued standby letters of credit with JPMorgan Chase Bank (“Chase”), totaling approximately $6.7 million, for the benefit of Welltower, on certain leases between Welltower and the Company.

The Company issued standby letters of credit with Chase, totaling approximately $2.9 million, for the benefit of HCP on certain leases between HCP and the Company.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related notes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions. The Company believes the following are our most critical accounting policies and/or typically require management’s most difficult, subjective and complex judgments.

Revenue Recognition

Resident revenue is recognized at estimated net realizable amounts, based on historical experiences, due from residents in the period to which the rental and other services are provided. Additionally, substantially all community fees received from residents are non-refundable and are recorded initially by the Company as deferred revenue. The deferred amounts are amortized over the respective residents’ initial lease term which is consistent with the contractual obligation associated with the estimated stay of the resident.

Revenues from the Medicaid program accounted for approximately 5.6% of the Company’s revenue in fiscal 2017, 5.5% of the Company’s revenue in fiscal 2016, and 4.6% of the Company’s revenue in fiscal 2015. During fiscal 2017, 2016, and 2015, 41, 40, and 34, respectively, of the Company’s communities were providers of services under Medicaid programs. Accordingly, these communities were entitled to reimbursement under the foregoing program at established rates that were lower than private pay rates. Patient service revenue for Medicaid patients was recorded at the reimbursement rates as the rates were set prospectively by the applicable state upon the filing of an annual cost report. None of the Company’s communities were providers of services under the Medicare program during fiscal 2017, 2016, or 2015.

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

Purchase Accounting

In determining the allocation of the purchase price of senior housing communities acquired to net tangible and identified intangible assets acquired and liabilities assumed, if any, the Company makes estimates of fair value using information obtained as a result of pre-acquisition due diligence, leasing activities and/or independent appraisals. The Company assigns the purchase price for senior living communities to assets acquired and liabilities assumed based on their estimated fair values which are determined in accordance with the provisions of ASC 805, Business Combinations. The determination of fair value involves the use of significant judgments and estimates which is generally assessed as follows:

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

Credit Risk and Allowance for Doubtful Accounts

The Company’s resident receivables are generally due within 30 days from the date billed. Accounts receivable are reported net of an allowance for doubtful accounts of $4.9 million and $4.3 million at December 31, 2017 and 2016, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements at December 31, 2017.

Lease Accounting

The Company determines whether to account for its leases as operating, capital or financing leases depending on the underlying terms of each lease agreement. This determination of classification requires significant judgment relating to certain information, including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. The lease rates under the Company’s lease agreements are subject to certain conditional escalation clauses which are recognized when probable or incurred and are based on changes in the consumer price index or certain operational performance measures. As of December 31, 2017 and 2016, the Company leased 46 and 50 communities, respectively, two of which the Company classified as capital lease and financing obligations with the remaining classified as operating leases. The Company incurs lease acquisition costs and amortizes these costs over the term of the respective lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions, and as such, any related gains have been deferred and are being amortized over the respective lease term. No new communities were leased by the Company during fiscal 2017 or 2016. Effective January 31, 2017, the Company acquired from Ventas the underlying real estate associated with four of its operating leases. For additional information refer to Note 3, “Acquisitions”, within the notes to consolidated financial statements.

Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive loss includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives.

Employee Health and Dental Benefits, Workers’ Compensation, and Insurance Reserves

The Company offers certain full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior housing communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred at December 31, 2017; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

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

Long-Lived Assets

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers internal factors such as net operating losses along with external factors relating to each asset, including contract changes, local market developments, and other publicly available information. If an indicator of impairment is identified, the carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount the carrying value exceeds the fair market value, generally based on discounted cash flows, of the long-lived asset. The Company does not believe there are any indicators of impairment that would require an adjustment to the carrying value of the property and equipment or their remaining useful lives as of December 31, 2017 and 2016.

Income Taxes

Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which we expect those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, a valuation allowance has been recorded to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized. However, in the event that we were to determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period we made such a determination. The benefits of the net deferred tax assets might not be realized if actual results differ from expectations. The effective tax rates for fiscal 2017 and 2016 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. During each of fiscal 2017 and 2016, the Company consolidated 38 Texas communities and the TMT increased the overall provision for income taxes.

The Company evaluates uncertain tax positions through consideration of accounting and reporting guidance on criteria, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. The Company is required to recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. The Company is generally no longer subject to federal and state income tax audits for years prior to 2014.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). ASU 2016-18 requires an entity to include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. Management does not expect the adoption of ASU 2016-18 to have a material impact on the Company’s cash flows.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 is effective for annual periods beginning after December 15, 2017. The Company has evaluated the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures. Based on our assessment, we do not believe it will have a significant impact on the Company’s consolidated financial statements. The Company is planning to adopt the standard under the modified retrospective adoption.

Results of Operations

The following tables set forth, for the periods indicated, selected historical Consolidated Statements of Operations and Comprehensive Loss data in thousands of dollars and expressed as a percentage of total revenues.

	Year Ended December 31,
	2017		2016		2015
	$	%	$	%	$	%
Revenues:
Resident revenue	$466,997	100.0%	$447,448	100.0%	$412,177	100.0%
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	290,662	62.2	273,899	61.2	248,736	60.3
General and administrative expenses	23,574	5.0	23,671	5.3	20,351	4.9
Facility lease expense	56,432	12.1	61,718	13.8	61,213	14.9
Loss on facility lease termination	12,858	2.8	—	—	—	—
Provision for bad debts	1,748	0.4	1,727	0.4	1,192	0.3
Stock-based compensation expense	7,682	1.6	11,645	2.6	8,833	2.1
Depreciation and amortization expense	66,199	14.2	60,398	13.5	53,017	12.9
Total expenses	459,155	98.3	433,058	96.8	393,342	95.4
Income from operations	7,842	1.7	14,390	3.2	18,835	4.6
Other income (expense):
Interest income	73	0.0	67	0.0	53	0.0
Interest expense	(49,471)	(10.6)	(42,207)	(9.4)	(35,732)	(8.7)
Write-off of deferred loan costs and prepayment premium	—	—	—	—	(2,766)	(0.7)
(Loss) Gain on disposition of assets, net	(123)	(0.0)	(65)	(0.0)	6,225	1.5
Other income	7	0.0	233	0.0	1	0.0
Loss before provision for income taxes	(41,672)	(8.9)	(27,582)	(6.2)	(13,384)	(3.3)
Provision for income taxes	(2,496)	(0.5)	(435)	(0.1)	(900)	(0.2)
Net loss and comprehensive loss	$(44,168)	(9.4)%	$(28,017)	(6.3)%	$(14,284)	(3.5)%

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenues

Resident revenue was $467.0 million for the year ended December 31, 2017, compared to $447.4 million for the year ended December 31, 2016, representing an increase of $19.5 million, or 4.4%. The increase in resident revenue primarily results from an increase of $15.3 million from a full year of activity for the senior housing communities acquired by the Company during fiscal 2016 and an increase of $4.3 million due to a 2.8% increase in average monthly rental rates at the Company’s same-store communities which was primarily the result of annual rent increases for our existing residents and recent capital improvements we have invested in our communities for unit conversions which enable us to provide a broader range of senior living services at higher levels of care. The increase in resident revenue at our same-store communities was negatively impacted by Hurricane Harvey which resulted in the full evacuation of our residents at two of our communities located in southeast Texas. Both of these communities are undergoing repairs and remain fully vacated which resulted in a decrease in our same-store resident revenue of approximately $3.5 million.

Expenses

Total expenses were $459.2 million during fiscal 2017 compared to $433.1 million during fiscal 2016, representing an increase of $26.1 million, or 6.0%. This increase is primarily the result of a $16.8 million increase in operating expenses, a $12.9 million loss on facility lease termination, and a $5.8 million increase in depreciation and amortization expense, slightly offset by a $5.3 million decrease in facility lease expense and a $4.0 million decrease in stock-based compensation expense.

•

The increase in operating expenses primarily results from an increase of $11.6 million from a full year of activity for the senior housing communities acquired by the Company during fiscal 2016 and an increase of $5.2 million at the Company’s same-store communities primarily due to increased wages and benefits to employees for annual merit increases and incremental costs, including increased labor costs for additional staffing required for newly licensed memory care and assisted living units, to support changes in occupancy with more of our residents at higher levels of care. The increase in operating expenses at our same-store communities included a reduction of $2.2 million for insurance proceeds the Company received to cover Business Interruption through December 31, 2017, for the period the two communities located in southeast Texas were unoccupied due to Hurricane Harvey.

•

The $12.9 million loss on facility lease termination is due to the Four Property Lease Transaction that closed on January 31, 2017, whereby the Company acquired the underlying real estate associated with four of the senior housing communities previously leased from Ventas. For additional information, refer to Note 3, “Acquisitions”, within the notes to consolidated financial statements.

•

The increase in depreciation and amortization expense primarily results from an increase of $3.4 million from a full year of activity for the senior housing communities acquired by the Company during fiscal 2016 and an increase of $8.7 million due to an increase in depreciable assets at the Company’s same-store communities, partially offset by a decrease in in-place lease amortization of $6.3 million from senior housing communities acquired by the Company prior to fiscal 2016.

•	The decrease in facility lease expense primarily results from the Four Property Lease Transaction that closed on January 31, 2017.
•

The decrease in stock-based compensation expense results from the accelerated vesting of restricted stock awards for severance benefits associated with the passing of the Company’s Chief Operating Officer in the fourth quarter of fiscal 2016, the Company granting fewer shares of restricted stock to certain employees of the Company during fiscal 2017.

Other income and expense

•	Interest income generally reflects interest earned on the investment of cash balances and escrowed funds or interest associated with certain income tax refunds or property tax settlements.
•

Interest expense increased $7.3 million in fiscal 2017 when compared to fiscal 2016 primarily due to an increase of $2.0 million from a full year of activity for the additional mortgage debt associated with the senior housing communities acquired by the Company during fiscal 2016 and an increase of $5.2 million at the Company’s same-store communities due to the Four Property Lease Transaction that closed on January 31, 2017, additional mortgage debt for supplemental loans obtained by the Company during fiscal 2017, and a full year of activity for certain refinancings and supplemental loans obtained by the Company during fiscal 2016.

•	Other income in fiscal 2016 represents payments received by the Company associated with certain legal settlements.

Provision for income taxes

Provision for income taxes for fiscal 2017 was $2.5 million, or 6.0% of loss before income taxes, compared to a provision for income taxes of $0.4 million, or 1.6% of loss before income taxes, for fiscal 2016. The effective tax rates for fiscal 2017 and 2016 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. During each of fiscal 2017 and 2016, the Company consolidated 38 Texas communities and the TMT increased the overall provision for income taxes. The increase in provision for income taxes for fiscal 2017 was attributable to an increase of $0.2 million for higher state income taxes with the remaining $1.9 million due to recent tax legislation changes associated with the Tax Cuts and Jobs Act (“TCJA”), which was enacted on December 22, 2017.

Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, adjustments to the deferred tax asset valuation allowance of $5.9 million and $8.6 million were recorded during fiscal 2017 and 2016, respectively, to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized.

Net loss and comprehensive loss

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(44.2 million) for the fiscal year ended December 31, 2017, compared to net loss and comprehensive loss of $(28.0 million) for the fiscal year ended December 31, 2016.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Revenues

Resident revenue was $447.4 million for the fiscal year ended December 31, 2016, compared to $412.2 million for the fiscal year ended December 31, 2015, representing an increase of $35.3 million, or 8.6%. The increase in resident revenue primarily results from an increase of $31.0 million from the senior housing communities acquired by the Company during fiscal 2016 and a full year of activity for the senior housing communities acquired by the Company during fiscal 2015 and an increase of $6.8 million due to a 2.0% increase in average monthly rental rates at the Company’s same-store communities, slightly offset by a decrease of $2.6 million due to the Company’s sale of one of its senior housing communities located in Wichita, Kansas, (the “Sedgwick Sale Transaction”) and the Company’s sale of four senior housing communities located in Oklahoma City, Oklahoma, Shreveport, Louisiana, Southfield, Michigan, and Winston-Salem, North Carolina (the “Four Property Sale Transaction”), each of which closed in fiscal 2015.

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

•

The increase in operating expenses primarily results from an increase of $21.2 million from the senior housing communities acquired by the Company during fiscal 2016, a full year of activity for the senior housing communities acquired by the Company during fiscal 2015, and an increase of $6.0 million at the Company’s same-store communities primarily due to increased wages and benefits to employees for annual merit increases as well as the incremental costs to support changes in occupancy mix with more of our residents at higher levels of care, partially offset by a decrease of $2.0 million due to the Sedgwick Sale Transaction and Four Property Sale Transaction each of which closed in fiscal 2015.

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

Quarterly Results

The following table presents certain unaudited quarterly financial information for each of the four quarters ended December 31, 2017 and 2016. This information has been prepared on the same basis as the audited consolidated financial statements of the Company appearing elsewhere in this report and include, in the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the audited consolidated financial statements of the Company and the related notes thereto.

	2017 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Total revenues	$115,990	$116,718	$117,318	$116,971
(Loss) Income from operations	(9,610)	4,691	4,513	8,248
Net loss and comprehensive loss	(21,842)	(7,835)	(8,132)	(6,359)
Net loss per share, basic	$(0.75)	$(0.27)	$(0.28)	$(0.22)
Net loss per share, diluted	$(0.75)	$(0.27)	$(0.28)	$(0.22)
Weighted average shares outstanding, basic	29,288	29,478	29,512	29,531
Weighted average shares outstanding, fully diluted	29,288	29,478	29,512	29,531

	2016 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Total revenues	$109,173	$111,034	$111,436	$115,805
Income from operations	4,153	5,793	3,686	758
Net loss and comprehensive loss	(5,984)	(4,446)	(7,077)	(10,510)
Net loss per share, basic	$(0.21)	$(0.15)	$(0.24)	$(0.36)
Net loss per share, diluted	$(0.21)	$(0.15)	$(0.24)	$(0.36)
Weighted average shares outstanding, basic	28,751	28,926	28,959	29,000
Weighted average shares outstanding, fully diluted	28,751	28,926	28,959	29,000

Liquidity and Capital Resources

In addition to approximately $17.6 million of unrestricted cash balances on hand as of December 31, 2017, the Company’s principal sources of liquidity are expected to be cash flows from operations, supplemental debt financings, additional proceeds from debt refinancings, equity issuances, and/or proceeds from the sale of assets. The Company expects its available cash and cash flows from operations, supplemental debt financings, additional proceeds from debt refinancings, and proceeds from the sale of assets to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company from time to time considers and evaluates transactions related to its portfolio including supplemental debt financings, debt refinancings, equity issuances, purchases and sales of assets, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

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

In summary, the Company’s cash flows were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$55,594	$52,279	$48,895
Net cash used in investing activities	(124,940)	(201,049)	(161,427)
Net cash provided by financing activities	52,966	126,709	129,410
(Decrease) Increase in cash and cash equivalents	$(16,380)	$(22,061)	$16,878

Operating Activities

The Company had net cash provided by operating activities of $55.6 million, $52.3 million, and $48.9 million in fiscal 2017, 2016, and 2015, respectively. The net cash provided by operating activities for fiscal 2017 primarily results from net non-cash charges of $96.0 million, a decrease in other assets of $4.1 million, an increase in other liabilities of $5.0 million, and an increase in accounts payable of $2.8 million, and in increase in accrued expenses of $1.7 million, partially offset by net loss of $(44.2 million), an increase in accounts receivable of $8.2 million, and a decrease in deferred resident revenue of $1.9 million. The net cash provided by operating activities for fiscal 2016 primarily results from net non-cash charges of $82.1 million, an increase in accrued expenses of $4.8 million and an increase in accounts payable of $1.7 million, partially offset by net loss of $(28.0 million), an increase in accounts receivable of $2.5 million, an increase in other assets of $2.2 million, an increase in prepaid expenses of $2.0 million, and a decrease in deferred resident revenue of $1.1 million. The net cash provided by operating activities for fiscal 2015 primarily results from net non-cash charges of $63.8 million, a decrease in prepaid expenses of $2.4 million, an increase in accounts payable and accrued expenses of $3.0 million, and an increase in deferred resident rent and customer deposits of $0.5 million, partially offset by net loss of $(14.3 million), an increase in accounts receivable of $2.9 million, an increase in property tax and insurance deposits of $2.2 million, and an increase in other assets of $1.3 million.

Investing Activities

The Company had net cash used in investing activities of $124.9 million, $201.0 million, and $161.4 million in fiscal 2017, 2016, and 2015, respectively. The net cash used in investing activities for fiscal 2017 primarily results from capital expenditures of $40.0 million associated with ongoing capital renovations and refurbishments at the Company’s senior housing communities and the acquisition of senior housing communities by the Company of $85.0 million. The net cash used in investing activities for fiscal 2016 primarily results from capital expenditures of $62.4 million and acquisitions of senior housing communities by the Company of $138.8 million. The net cash used in investing activities for fiscal 2015 primarily results from capital expenditures of $42.4 million and acquisitions of senior housing communities by the Company of $162.5 million, partially offset by proceeds from the Sedgwick Sale Transaction and Four Property Sale Transaction of $43.5 million.

Financing Activities

The Company had net cash provided by financing activities of $53.0 million, $126.7 million, and $129.4 million in fiscal 2017, 2016, and 2015, respectively. The net cash provided by financing activities for fiscal 2017 primarily results from notes payable proceeds of $77.2 million, of which $65.0 million is related to new mortgage debt associated with the acquisition of senior housing communities by the Company, approximately $7.1 million related to supplemental mortgage debt obtained on the Company’s existing owned senior housing communities, and approximately $5.1 million related to insurance premium financing, partially offset by repayments of notes payable of $20.1 million, payments on capital lease and financing obligations of $2.9 million, and deferred financing charges paid of $1.2 million associated with the acquisition of senior housing communities by the Company. The net cash provided by financing activities for fiscal 2016 primarily results from notes payable proceeds of $150.8 million, of which approximately $101.5 million is related to new mortgage debt associated with the acquisition of senior housing communities by the Company, approximately $44.4 million related to supplemental mortgage debt obtained on existing senior housing communities, and approximately $4.9 million related to insurance premium financing, partially offset by repayments of notes payable of $17.7 million, purchases of treasury stock of $2.5 million, deferred financing charges paid of $2.5 million, and payments on capital lease and financing obligations of $1.3 million. The net cash provided by financing activities for fiscal 2015 primarily results from notes payable proceeds of $250.9 million, of which approximately $118.1 million is related to new mortgage debt associated with the acquisition of senior housing communities by the Company, approximately $2.2 million related to insurance premium financing, and the remaining $130.6 million resulted from supplemental financings, mortgage refinancings, or new mortgage debt obtained on existing unencumbered senior housing communities, partially offset by repayments of notes payable of $115.9 million, deferred financing charges paid of $3.8 million, payments on capital lease and financing obligations of $1.0 million, and additions to restricted cash of $0.9 million.

Disclosures About Contractual Obligations

The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2017 (in thousands):

	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Long-term debt, including interest expense(1)	$66,705	$196,492	$249,901	$718,234	$1,231,332
Operating and capital leases(2)	64,391	126,246	100,584	144,241	435,462
Total contractual cash obligations	$131,096	$322,738	$350,485	$862,475	$1,666,794

(1)	Amounts due associated with our variable rate mortgage debt is projected by applying the variable interest rates effective at December 31, 2017.
(2)	Reflects future minimum lease commitments under the Company’s various property and equipment lease agreements at current rental rates.

Long-term debt relates to the aggregate maturities of the Company’s notes payable. As of December 31, 2017, the Company leases its corporate headquarters in Dallas, an executive office in New York, 46 senior housing communities and certain equipment used at the Company’s communities.

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

The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of December 31, 2017, the Company had $967.3 million in outstanding debt comprised of various fixed and variable interest rate debt instruments of $890.8 million and $76.5 million, respectively. In addition, as of December 31, 2017, the Company had $433.3 million in future facility lease obligations with contingent rent increases on certain leases based on changes in the consumer price index or certain operational performance measures.

Changes in interest rates would affect the fair market value of the Company’s fixed interest rate debt instruments, but would not have an impact on the Company’s earnings or cash flows. Fluctuations in interest rates on the Company’s variable interest rate debt instruments, which are tied to LIBOR, would affect the Company’s earnings and cash flows but would not affect the fair market values of the variable interest rate debt. Each percentage point increase in interest rates would impact the Company’s annual interest expense by approximately $0.8 million based on the Company’s outstanding variable interest rate debt as of December 31, 2017. Increases in the consumer price index could have an effect on future facility lease expense if the leased community exceeds the contingent rent escalation thresholds set forth in each of the Company’s lease agreements.

The following table summarizes information on the Company’s debt instruments outstanding as of December 31, 2017. The table presents the principal due and weighted average interest rates by expected maturity date for the Company’s debt instruments by fiscal year.

Principal Amount, which excludes deferred loan costs, and Average Interest Rate by Expected Maturity Date at December 31, 2017 ($ in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate debt	$21,168	$17,742	$18,482	$72,706	$106,161	$654,568	$890,827	$852,495
Average interest rate	4.6%	4.6%	4.6%	4.6%	4.6%	4.6%
Variable rate debt	253	11,252	65,000				76,505	76,505
Average interest rate	5.5%	5.4%	5.4%
Total debt							$967,332	$929,000

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company are included under Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 framework). Based on our assessment, we believe that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included as part of this Annual Report on Form 10-K. The Ernst & Young LLP report is on page F-33 of this report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.*
ITEM 11.	EXECUTIVE COMPENSATION.*
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.*
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.*
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.*

*

Information required by Items 10, 11, 12, 13 and 14 will be set forth in the definitive proxy statement relating to the 2018 Annual Meeting of Stockholders of Capital Senior Living Corporation, which will be filed with SEC pursuant to Regulation 14A under the Exchange Act. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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

10.3

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

10.6

Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, L.P. (Incorporated by reference to the Exhibit 10.78 to the Company’s Annual Report on Form 10-K, dated March 30, 2000, filed by the Company with the Securities and Exchange Commission.)

10.6.1

Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, LP. (Incorporated by reference to the Exhibit 10.105 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed by the Company with the Securities and Exchange Commission.)

10.7

First Amendment to Triad II Partnership Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated August 15, 2000, filed by the Company with the Securities and Exchange Commission.)

10.8

Second Amendment to the Employment Agreement of Lawrence A. Cohen, dated January 27, 2003 by and between Lawrence A. Cohen and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.106 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.9

Second Amendment to the Employment Agreement of David R. Brickman, dated January 27, 2003 by and between David R. Brickman and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.109 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.10

Master Lease Agreement, dated June 30, 2005, between Ventas Amberleigh, LLC and Capital Senior Management 2, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, dated June 30, 2005, filed by the Company with the Securities and Exchange Commission on July 11, 2005.)

10.11

Schedule identifying substantially identical agreements to Exhibit 10.10 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, dated June 30, 2005, filed by the Company with the Securities and Exchange Commission on July 11, 2005.)

10.12

Master Lease Agreement, dated October 18, 2005, between Ventas Georgetowne, LLC and Capital Senior Management 2, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 18, 2005, filed by the Company with the Securities and Exchange Commission.)

10.13

Master Lease Agreement, dated May 31, 2006, between subsidiaries of the Company and HCP (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.)

10.14

Lease, dated May 31, 2006, between subsidiaries of the Company and HCP regarding the Crosswood Oaks Facility in Citrus Heights, California (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.)

10.15

Schedule identifying substantially identical agreements to Exhibit 10.14 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.)

Exhibit Number	Description
10.16

Fourth Amendment to the Employment Agreement of Lawrence A. Cohen. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010.)

10.17

Master Lease Agreement, dated as of September 10, 2010, between Capital Texas S, LLC and the Landlord parties thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2010.)

10.18

Employment Agreement, dated July 22, 2010, by and between Capital Senior Living, Inc. and Joseph G. Solari (Incorporated by reference to the Exhibit 10.50 to the Company’s Annual Report on Form 10-K, dated March 12, 2012, filed by the Company with the Securities and Exchange Commission.)

10.19

Employment Agreement, dated April 25, 2014, by and between Capital Senior Living, Inc. and Carey P. Hendrickson (Incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 28, 2014, filed by the Company with the Securities and Exchange Commission.)

10.20

Form of Outside Director’s Restricted Share Unit Award Under the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on August 5, 2015.)

10.21

Second Amendment to Employment Agreement of Joseph G. Solari, dated August 31, 2013 by and between Capital Senior Living Corporation and Joseph G. Solari. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on May 6, 2015.)

10.22

Employment Agreement of Brett D. Lee, dated July 25, 2017, by and between Capital Senior Living Corporation and Brett D. Lee (Incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 10, 2017.)

*21.1	Subsidiaries of the Company

*23.1	Consent of Ernst & Young LLP

*31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

*31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

*32.1	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Carey P. Hendrickson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL SENIOR LIVING CORPORATION

By:	/s/ LAWRENCE A. COHEN
Lawrence A. Cohen
Vice Chairman of the Board and Chief Executive Officer

Date: March 2, 2018

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

Signature	Title	Date

/s/ LAWRENCE A. COHEN	Chief Executive Officer and Vice	March 2, 2018
Lawrence A. Cohen	Chairman of the Board (Principal
Executive Officer)

/s/ CAREY P. HENDRICKSON	Senior Vice President and	March 2, 2018
Carey P. Hendrickson	Chief Financial Officer (Principal
Financial and Accounting Officer)

/s/ MICHAEL W. REID	Chairman of the Board	March 2, 2018
Michael W. Reid

/s/ PHILIP A. BROOKS	Director	March 2, 2018
Philip A. Brooks

/s/ ED A. GRIER	Director	March 2, 2018
Ed A. Grier

/s/ E. RODNEY HORNBAKE	Director	March 2, 2018
E. Rodney Hornbake

/s/ PAUL J. ISAAC	Director	March 2, 2018
Paul J. Isaac

/s/ JILL M. KRUEGER	Director	March 2, 2018
Jill M. Krueger

/s/ ROSS B. LEVIN	Director	March 2, 2018
Ross B. Levin

/s/ KIMBERLY S. LODY	Director	March 2, 2018
Kimberly S. Lody

/s/ RONALD A. MALONE	Director	March 2, 2018
Ronald A. Malone

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Capital Senior Living Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Capital Senior Living Corporation (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditors since 2006.

Dallas, Texas

March 2, 2018

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$17,646	$34,026
Restricted cash	13,378	13,297
Accounts receivable, net	12,307	13,675
Property tax and insurance deposits	14,386	14,665
Prepaid expenses and other	6,332	6,365
Total current assets	64,049	82,028
Property and equipment, net	1,099,786	1,032,430
Other assets, net	18,836	31,323
Total assets	$1,182,671	$1,145,781
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,801	$5,051
Accrued expenses	40,751	39,064
Current portion of notes payable, net of deferred loan costs	19,728	17,889
Current portion of deferred income	13,840	16,284
Current portion of capital lease and financing obligations	3,106	1,339
Federal and state income taxes payable	383	218
Customer deposits	1,394	1,545
Total current liabilities	87,003	81,390
Deferred income	10,033	12,205
Capital lease and financing obligations, net of current portion	48,805	37,439
Deferred taxes	1,941	—
Other long-term liabilities	16,250	15,325
Notes payable, net of deferred loan costs and current portion	938,206	882,504
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:	—	—
Authorized shares — 15,000; no shares issued or outstanding
Common stock, $.01 par value:
Authorized shares — 65,000; issued and outstanding shares 30,505 and 30,012 in 2017 and 2016, respectively	310	305
Additional paid-in capital	179,459	171,599
Retained deficit	(95,906)	(51,556)
Treasury stock, at cost – 494 shares in 2017 and 2016	(3,430)	(3,430)
Total shareholders’ equity	80,433	116,918
Total liabilities and shareholders’ equity	$1,182,671	$1,145,781

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Revenues:
Resident revenue	$466,997	$447,448	$412,177
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	290,662	273,899	248,736
General and administrative expenses	23,574	23,671	20,351
Facility lease expense	56,432	61,718	61,213
Loss on facility lease termination	12,858	—	—
Provision for bad debts	1,748	1,727	1,192
Stock-based compensation expense	7,682	11,645	8,833
Depreciation and amortization expense	66,199	60,398	53,017
Total expenses	459,155	433,058	393,342
Income from operations	7,842	14,390	18,835
Other income (expense):
Interest income	73	67	53
Interest expense	(49,471)	(42,207)	(35,732)
Write-off of deferred loan costs and prepayment premiums	—	—	(2,766)
(Loss) Gain on disposition of assets, net	(123)	(65)	6,225
Other income	7	233	1
Loss before provision for income taxes	(41,672)	(27,582)	(13,384)
Provision for income taxes	(2,496)	(435)	(900)
Net loss	$(44,168)	$(28,017)	$(14,284)
Per share data:
Basic net loss per share	$(1.50)	$(0.97)	$(0.50)
Diluted net loss per share	$(1.50)	$(0.97)	$(0.50)
Weighted average shares outstanding — basic	29,453	28,909	28,688
Weighted average shares outstanding — diluted	29,453	28,909	28,688
Comprehensive loss	$(44,168)	$(28,017)	$(14,284)

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
	(In thousands)
Balance at January 1, 2015	29,097	$294	$151,069	$(9,255)	$(934)	$141,174
Exercise of stock options	3	1	37	—	—	38
Restricted stock awards	439	4	—	—	—	4
Stock-based compensation	—	—	8,833	—	—	8,833
Excess tax benefits on stock options exercised	—	—	(19)	—	—	(19)
Net loss	—	—	—	(14,284)	—	(14,284)
Balance at December 31, 2015	29,539	$299	$159,920	$(23,539)	$(934)	$135,746
Exercise of stock options	6	—	60	—	—	60
Restricted stock awards	611	6	1	—	—	7
Stock-based compensation	—	—	11,645	—	—	11,645
Excess tax benefits on stock options exercised	—	—	(27)	—	—	(27)
Treasury stock	(144)	—	—	—	(2,496)	(2,496)
Net loss	—	—	—	(28,017)	—	(28,017)
Balance at December 31, 2016	30,012	$305	$171,599	$(51,556)	$(3,430)	$116,918
Restricted stock unit conversions	3	—	—	—	—	—
Restricted stock awards	490	5	(4)	—	—	1
Stock-based compensation	—	—	7,864	(182)	—	7,682
Net loss	—	—	—	(44,168)	—	(44,168)
Balance at December 31, 2017	30,505	$310	$179,459	$(95,906)	$(3,430)	$80,433

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Operating Activities
Net loss	$(44,168)	$(28,017)	$(14,284)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	66,199	60,398	53,017
Amortization of deferred financing charges	1,626	1,193	1,029
Amortization of deferred lease costs and lease intangibles, net	859	679	1,555
Amortization of lease incentives	(1,336)	(710)	(134)
Deferred income	(1,397)	(414)	(677)
Deferred taxes	1,941	—	—
Lease incentives	5,673	7,530	2,464
Loss on facility lease termination	12,858	—	—
Write-off of deferred loan costs and prepayment premiums	—	—	2,766
Loss (Gain) on disposition of assets, net	123	65	(6,225)
Provision for bad debts	1,748	1,727	1,192
Stock-based compensation expense	7,682	11,645	8,833
Changes in operating assets and liabilities:
Accounts receivable	(8,159)	(14,519)	(6,605)
Property tax and insurance deposits	279	(267)	(2,200)
Prepaid expenses and other	33	(1,995)	2,427
Other assets	4,061	(2,228)	(1,289)
Accounts payable	2,750	1,695	815
Accrued expenses	1,689	4,798	2,146
Other liabilities	5,017	12,014	3,677
Federal and state income taxes receivable/payable	165	107	(108)
Deferred resident revenue	(1,898)	(1,148)	176
Customer deposits	(151)	(274)	320
Net cash provided by operating activities	55,594	52,279	48,895
Investing Activities
Capital expenditures	(39,959)	(62,371)	(42,430)
Cash paid for acquisitions	(85,000)	(138,750)	(162,460)
Proceeds from disposition of assets	19	72	43,463
Net cash used in investing activities	(124,940)	(201,049)	(161,427)
Financing Activities
Proceeds from notes payable	77,197	150,798	250,944
Repayments of notes payable	(20,099)	(17,680)	(115,896)
Cash payments for capital lease and financing obligations	(2,869)	(1,314)	(978)
Increase in restricted cash	(81)	(138)	(918)
Cash proceeds from the issuance of common stock	—	67	42
Excess tax benefits on stock options exercised	—	(27)	(19)
Purchases of treasury stock	—	(2,496)	—
Deferred financing charges paid	(1,182)	(2,501)	(3,765)
Net cash provided by financing activities	52,966	126,709	129,410
(Decrease) Increase in cash and cash equivalents	(16,380)	(22,061)	16,878
Cash and cash equivalents at beginning of year	34,026	56,087	39,209
Cash and cash equivalents at end of year	$17,646	$34,026	$56,087
Supplemental Disclosures
Cash paid during the year for:
Interest	$47,022	$40,585	$33,642
Income taxes	$543	$582	$1,039
Non-cash operating, investing, and financing activities:
Notes payable assumed by purchaser through disposition of assets	$—	$—	$6,764

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

1.	Organization

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior housing communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior housing communities throughout the United States. As of December 31, 2017, the Company operated 129 senior housing communities in 23 states with an aggregate capacity of approximately 16,500 residents, including 83 senior housing communities which the Company owned and 46 senior housing communities that the Company leased. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

Long-Lived Assets

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers internal factors such as net operating losses along with external factors relating to each asset, including contract changes, local market developments, and other publicly available information. If an indicator of impairment is identified, the carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount the carrying value exceeds the fair market value, generally based on discounted cash flows, of the long-lived asset. The Company does not believe there are any indicators of impairment that would require an adjustment to the carrying value of the property and equipment or their remaining useful lives as of December 31, 2017 and 2016.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements at December 31, 2017.

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

December 31, 2017

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

Revenue Recognition

Resident revenue is recognized at estimated net realizable amounts, based on historical experiences, due from residents in the period in which the rental and other services are provided. Additionally, substantially all community fees received from residents are non-refundable and are recorded initially by the Company as deferred revenue. The deferred amounts are amortized over the respective residents’ initial lease term which is consistent with the contractual obligation associated with the estimated stay of the resident.

Revenues from the Medicaid program accounted for approximately 5.6% of the Company’s revenue in fiscal 2017, 5.5% of the Company’s revenue in fiscal 2016, and 4.6% of the Company’s revenue in fiscal 2015. During fiscal 2017, 2016, and 2015, 41, 40, and 34, respectively, of the Company’s communities were providers of services under the Medicaid program. Accordingly, these communities were entitled to reimbursement under the foregoing program at established rates that were lower than private pay rates. Patient service revenue for Medicaid patients was recorded at the reimbursement rates as the rates were set prospectively by the applicable state upon the filing of an annual cost report. None of the Company’s communities were providers of services under the Medicare program during fiscal 2017, 2016, or 2015.

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

Purchase Accounting

In determining the allocation of the purchase price of senior housing communities acquired to net tangible and identified intangible assets acquired and liabilities assumed, if any, the Company makes estimates of fair value using information obtained as a result of pre-acquisition due diligence, leasing activities and/or independent appraisals. The Company assigns the purchase price for senior living communities to assets acquired and liabilities assumed based on their estimated fair values which are determined in accordance with the provisions of ASC 805, Business Combinations. The determination of fair value involves the use of significant judgments and estimates which is generally assessed as follows:

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

Credit Risk and Allowance for Doubtful Accounts

The Company’s resident receivables are generally due within 30 days from the date billed. Accounts receivable are reported net of an allowance for doubtful accounts of $4.9 million and $4.3 million at December 31, 2017 and 2016, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.

Lease Accounting

The Company determines whether to account for its leases as operating, capital or financing leases depending on the underlying terms of the lease agreement. This determination of classification requires significant judgment relating to certain information, including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. The lease rates under the Company’s lease agreements are subject to certain conditional escalation clauses which are recognized when probable or incurred and are based on changes in the consumer price index or certain operational performance measures. As of December 31, 2017 and 2016, the Company leased 46 and 50 communities, respectively, two of which the Company classified as capital lease and financing obligations with the remaining classified as operating leases. The Company incurs lease acquisition costs and amortizes these costs over the term of the lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions, and as such, any related gains have been deferred and are being amortized over the respective lease term. No new communities were leased by the Company during fiscal 2017 or 2016. Effective January 31, 2017, the Company acquired from Ventas the underlying real estate associated with four of its operating leases. For additional information refer to Note 3, “Acquisitions”.

Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive loss includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives.

Employee Health and Dental Benefits, Workers’ Compensation, and Insurance Reserves

The Company offers certain full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior housing communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs, including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred at December 31, 2017; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

Advertising

Advertising is expensed as incurred. Advertising expenses for the years ended December 31, 2017, 2016, and 2015 were $16.7 million, $15.0 million, and $13.9 million, respectively, and are included as a component of operating expenses within the Consolidated Statements of Operations and Comprehensive Loss.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except for per share amounts):

	Year Ended December 31,
	2017	2016	2015
Net loss	$(44,168)	$(28,017)	$(14,284)
Net loss allocated to unvested restricted shares	—	—	—
Undistributed net loss allocated to common shares	$(44,168)	$(28,017)	$(14,284)
Weighted average shares outstanding — basic	29,453	28,909	28,688
Effects of dilutive securities:
Employee equity compensation plans	—	—	—
Weighted average shares outstanding — diluted	29,453	28,909	28,688
Basic net loss per share	$(1.50)	$(0.97)	$(0.50)
Diluted net loss per share	$(1.50)	$(0.97)	$(0.50)

Awards of unvested restricted stock representing approximately 0.9 million, 0.8 million, and 0.8 million shares were outstanding for the fiscal years ended December 31, 2017, 2016, and 2015, respectively, and are antidilutive. Beginning in fiscal 2015, the unvested restricted stock did not meet all of the requirements to be deemed participating securities and therefore, are calculated under the treasury method.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of shareholders’ equity until it is canceled. There were no repurchases of the Company’s common stock during fiscal 2017. The Company repurchased 144,315 shares of its common stock during fiscal 2016, pursuant to a share repurchase program approved by the Company’s board of directors. All shares acquired by the Company have been purchased in open-market transactions.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

Stock-Based Compensation

The Company recognizes compensation expense for share-based payment awards to certain employees and directors, including grants of stock options and awards of restricted stock, in the Consolidated Statements of Operations and Comprehensive Loss based on their fair values.

On May 8, 2007, the Company’s stockholders approved the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (as amended, the “2007 Plan”) which provides for, among other things, the grant of restricted stock awards and stock options to purchase shares of the Company’s common stock. The 2007 Plan authorizes the Company to issue up to 4.6 million shares of common stock and the Company currently has 1.1 million shares of common stock reserved for future issuance pursuant to awards under the 2007 Plan.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). ASU 2016-18 requires an entity to include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. Management does not expect the adoption of ASU 2016-18 to have a material impact on the Company’s cash flows.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 amends the guidance in ASC 230, which often requires judgment to determine the appropriate classification of cash flows as operating, investing or financing activities and has resulted in diversity in practice in how certain cash receipts and cash payments are classified. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017 and should be applied on a retrospective basis. Management does not expect the adoption of ASU 2016-15 to have a material impact on the Company’s cash flows.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 is effective for annual periods beginning after December 15, 2017. The Company has evaluated the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures. Based on our assessment, we do not believe it will have a significant impact on the Company’s consolidated financial statements. The Company is planning to adopt the standard under the modified retrospective adoption.

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related footnotes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions. The Company believes revenue recognition, purchase accounting, credit risk and allowance for doubtful accounts, lease accounting, employee health and dental benefits, workers’ compensation and insurance reserves, long-lived assets, and income taxes are its most critical accounting policies and/or require management’s most difficult and subjective judgments.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

3.	Acquisitions

Fiscal 2017

Effective January 31, 2017 (the “Closing Date”), the Company acquired the underlying real estate through an asset acquisition associated with four of the senior housing communities previously leased from Ventas, Inc. (“Ventas”) for an acquisition price of $85.0 million (the “Four Property Lease Transaction”). The Company obtained interest only, bridge financing from Berkadia Commercial Mortgage LLC (“Berkadia”) for $65.0 million of the acquisition price with an initial variable interest rate of LIBOR plus 4.0% and a 36-month term, with the balance of the acquisition price paid from the Company’s existing cash resources. Additionally, the Company agreed to continue paying $2.3 million of the annual rents associated with the four communities acquired over the remaining lease term of the seven communities remaining in the Ventas Lease Portfolio. As such, the total additional lease payments to be paid over the remaining lease term were discounted back to the Closing Date utilizing a credit-adjusted risk-free rate to determine the fair value of the lease termination financing obligation of $16.0 million. The fair value of the four communities acquired was determined to approximate $88.1 million. The fair values of the property, plant, and equipment of the acquired communities were determined utilizing a direct capitalization method considering facility net operating income and market capitalization rates. These fair value measurements were based on current market conditions as of the acquisition date and are considered Level 3 measurements (fair value measurements using significant unobservable inputs) within the fair value hierarchy of ASC 820-10, Fair Value Measurement. The range of capitalization rates utilized was 7.25% to 8.50%, depending upon the property type, geographical location, and overall quality of each respective community. The acquisition price of $85.0 million and lease termination obligation of $16.0 million resulted in total aggregate consideration by the Company for the acquisition of the four communities of $101.0 million. The Company recorded the difference between the total aggregate consideration ($101.0 million) and the estimated fair value of the four communities acquired ($88.1 million) of $12.9 million as a loss on facility lease termination during the first quarter of fiscal 2017. Additionally, the Company incurred approximately $0.4 million in transaction costs related to this acquisition which have been capitalized as a component of the cost of the assets acquired.

As a result of this asset acquisition, the Company recorded additions to property and equipment of approximately $88.1 million within the Company’s Consolidated Balance Sheets which will be depreciated or amortized over the estimated useful lives.

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

December 31, 2017

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

4.	Property and Equipment

Property and equipment consists of the following (in thousands):

		December 31,
	Asset Lives	2017	2016
Land		$69,842	$66,755
Land improvements	5 to 20 years	24,665	21,644
Buildings and building improvements	10 to 40 years	1,148,816	1,030,676
Furniture and equipment	5 to 10 years	62,614	51,471
Automobiles	5 to 7 years	6,236	5,776
Leasehold improvements	(1)	85,384	77,364
Construction in progress	NA	5,711	23,906
		1,403,268	1,277,592
Less accumulated depreciation and amortization		(303,482)	(245,162)
Property and equipment, net		$1,099,786	$1,032,430

(1)	Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining lease term.

At December 31, 2017 and 2016, furniture and equipment included $3.2 million of capitalized computer software development costs of which $3.0 million and $2.8 million, respectively, has been amortized and is included as a component of accumulated depreciation and amortization. During fiscal 2017, final valuation adjustments associated with senior housing community acquisitions in fiscal 2016 resulted in the Company reclassifying approximately $1.3 million from property and equipment to other assets; however, as a result of adoption of ASU 2015-16, the Consolidated Balance Sheet for the year ended December 31, 2016, has not been adjusted and recast to reflect these reclassification adjustments.

Property and equipment includes $31.8 million of assets under capital lease in connection with the Ventas Lease Transaction, as discussed at Note 15, “Leases,” of which $15.4 million and $14.6 million has been amortized and is included as a component of accumulated depreciation and amortization at December 31, 2017 and 2016, respectively.

5.	Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2017	2016
Deferred lease costs, net	$5,555	$7,538
Security and other deposits	10,234	14,274
In-place lease intangibles, net	—	6,301
Other	3,047	3,210
	$18,836	$31,323

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

During fiscal 2017, final valuation adjustments associated with senior housing community acquisitions in 2016 resulted in the Company reclassifying approximately $1.3 million from property and equipment to other assets; however, as a result of adoption of ASU 2015-16, the Consolidated Balance Sheet for the year ended December 31, 2016, has not been adjusted and recast to reflect these reclassification adjustments.

At December 31, 2016, the Company had gross in-place lease intangibles of approximately $86.5 million of which approximately $80.2 million had been amortized. The unamortized ending balance of approximately $6.3 million at December 31, 2016, was fully amortized during fiscal 2017.

6.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2017	2016
Accrued salaries, bonuses and related expenses	$13,015	$12,465
Accrued property taxes	14,208	14,244
Accrued interest	3,757	3,288
Accrued health claims and workers comp	4,547	3,998
Accrued professional fees	763	792
Other	4,461	4,277
	$40,751	$39,064

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

7.	Notes Payable

Notes payable consists of the following (in thousands):

	Average Monthly	Net Book Value	Interest	Maturity	Notes Payable December 31,
Lender	Payment	Of Collateral(1)	Rate	Date	2017	2016
Fannie Mae	$78	$14,534	5.69	August 2021	$12,283	$12,507
Fannie Mae	26	5,675	4.97	October 2021	4,331	4,419
Fannie Mae	101	20,586	4.92	October 2021	17,097	17,448
Fannie Mae	27	20,586	5.19	October 2021	4,839	4,911
Fannie Mae	117	22,981	4.92	November 2021	19,886	20,291
Fannie Mae	27	5,990	4.38	March 2022	4,831	4,936
Fannie Mae	60	11,700	4.76	April 2022	10,403	10,614
Fannie Mae	19	11,700	4.85	April 2022	3,470	3,522
Fannie Mae	135	26,638	4.69	April 2022	23,637	24,123
Fannie Mae	11	4,178	4.97	April 2022	2,022	2,051
Fannie Mae	60	15,214	4.48	May 2022	10,699	10,926
Fannie Mae	20	15,214	4.85	May 2022	3,697	3,752
Fannie Mae	144	34,196	4.34	November 2022	26,382	26,935
Fannie Mae	33	7,384	4.50	November 2022	5,881	6,000
Fannie Mae	43	26,135	5.49	November 2022	7,403	7,504
Fannie Mae	84	17,197	4.32	January 2023	15,532	15,856
Fannie Mae	49	17,197	5.39	January 2023	8,453	8,572
Fannie Mae	39	8,311	4.58	January 2023	6,953	7,092
Fannie Mae	17	8,311	5.49	January 2023	3,029	—
Fannie Mae	85	17,613	4.66	April 2023	15,131	15,423
Fannie Mae	18	5,242	5.46	April 2023	3,068	3,110
Fannie Mae	45	8,560	5.93	October 2023	7,205	7,312
Fannie Mae	67	13,398	5.50	November 2023	11,180	11,359
Fannie Mae	67	12,634	5.38	November 2023	11,236	11,419
Fannie Mae	282	52,384	5.56	January 2024	46,662	47,390
Fannie Mae	632	113,697	4.24	July 2024	121,141	123,465
Fannie Mae	120	26,087	4.48	July 2024	22,394	22,806
Fannie Mae	81	20,645	4.30	July 2024	15,462	15,756
Fannie Mae	91	68,299	4.98	July 2024	16,579	16,822
Fannie Mae	134	27,541	4.59	September 2024	24,805	25,247
Fannie Mae	22	13,867	5.72	September 2024	3,682	3,724
Fannie Mae	54	10,711	4.70	September 2024	9,864	10,037
Fannie Mae	53	12,277	4.50	January 2025	9,915	10,091
Fannie Mae	95	6,313	4.46	January 2025	18,023	18,345
Fannie Mae	70	15,660	4.35	February 2025	13,434	13,678
Fannie Mae	109	8,913	3.85	March 2025	22,086	22,522
Fannie Mae	102	24,411	3.84	April 2025	20,749	21,157
Fannie Mae	31	24,411	5.53	April 2025	5,372	5,435
Fannie Mae	47	9,822	4.55	June 2025	8,794	8,944
Fannie Mae	59	12,332	4.79	June 2025	10,753	10,929
Fannie Mae	81	15,898	5.30	June 2025	13,580	13,811
Fannie Mae	24	12,332	5.71	June 2025	4,079	—
Fannie Mae	58	12,968	4.69	October 2025	10,780	10,956

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

	Average Monthly	Net Book Value	Interest	Maturity	Notes Payable December 31,
Lender	Payment	Of Collateral(1)	Rate	Date	2017	2016
Fannie Mae	44	9,648	4.70	October 2025	8,147	8,280
Fannie Mae	273	39,692	4.68	December 2025	51,163	51,991
Fannie Mae	9	9,229	5.81	December 2025	1,445	1,461
Fannie Mae	62	11,382	5.43	April 2026	10,443	10,607
Fannie Mae	29	11,382	5.84	April 2026	4,903	4,957
Fannie Mae	98	22,563	4.10	October 2026	19,854	20,195
Fannie Mae	108	25,235	4.24	December 2026	21,617	21,975
Protective Life	96	24,806	3.55	April 2025	20,234	20,665
Protective Life	49	11,429	4.25	August 2025	9,535	9,713
Protective Life	78	18,092	4.25	September 2025	15,163	15,444
Protective Life	138	33,301	4.25	November 2025	26,993	27,447
Protective Life	57	14,070	4.50	February 2026	10,959	11,149
Protective Life	187	42,753	4.38	March 2026	33,705	34,396
Protective Life	70	15,505	4.13	October 2031	12,645	12,950
Berkadia	78	19,476	(3)	April 2019(5)	11,505	11,742
Berkadia	298	96,952	(4)	February 2020	65,000	—
HUD	16	5,622	4.48	September 2045	2,989	3,042
Insurance Financing	146	—	2.76	May 2018	725	—
Insurance Financing	324	—	3.04	November 2018	3,505	—
Insurance Financing	—	—	1.73	October 2017	—	756
Insurance Financing	—	—	1.73	May 2017	—	691
Insurance Financing	—	—	1.79	September 2017	—	1,576
	$5,677		4.60%(2)		$967,332	$910,234
Less deferred loan costs, net					9,398	9,841
					$957,934	$900,393
Less current portion					19,728	17,889
					$938,206	$882,504

(1)	81 of the facilities owned by the Company are encumbered by mortgage debt and are provided as collateral under their respective loan agreements.
(2)	Weighted average interest rate on current fixed interest rate debt outstanding.
(3)	Variable interest rate of LIBOR plus 4.50%, which was 5.93% at December 31, 2017.
(4)	Variable interest rate of LIBOR plus 4.00%, which was 5.43% at December 31, 2017.
(5)	Effective July 31, 2017, the Company extended the maturity date with Berkadia to April 1, 2019.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

The aggregate scheduled maturities of notes payable at December 31, 2017 are as follows (in thousands):

2018	$21,421
2019	28,994
2020	83,482
2021	72,706
2022	106,161
Thereafter	654,568
$967,332

On December 15, 2017, the Company completed supplemental mortgage financing of approximately $4.1 million from Fannie Mae at a fixed interest rate of 5.71% on one community located in Oneonta, New York. The supplemental mortgage loan is coterminous, cross-collateralized and cross-defaulted with the original existing mortgage debt maturing in June 2025. The Company incurred approximately $0.2 million in deferred financing costs related to this loan, which are being amortized over the remaining initial loan term.

On December 1, 2017, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $3.5 million. The finance agreement has a fixed interest rate of 3.04% with the principal being repaid over an 11-month term.

On November 30, 2017, the Company completed supplemental mortgage financing of approximately $3.0 million from Fannie Mae at a fixed interest rate of 5.49% on one community located in Rocky River, Ohio. The supplemental mortgage loan is coterminous, cross-collateralized and cross-defaulted with the original existing mortgage debt maturing in January 2023. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which are being amortized over the remaining initial loan term.

On May 31, 2017, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $1.6 million. The finance agreement has a fixed interest rate of 2.76% with the principal being repaid over an 11-month term.

On January 31, 2017, in conjunction with the Four Property Lease Transaction, the Company obtained $65.0 million of mortgage debt from Berkadia. The new mortgage loan is interest-only and has a three-year term with an initial variable interest rate of LIBOR plus 4.00%. The Company incurred approximately $0.9 million in deferred financing costs related to this loan, which are being amortized over three years.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

The Company issued standby letters of credit with Wells Fargo Bank (“Wells Fargo”), totaling approximately $3.9 million, for the benefit of Hartford Financial Services (“Hartford”) associated with the administration of workers compensation which remain outstanding as of December 31, 2017.

The Company issued standby letters of credit with JPMorgan Chase Bank (“Chase”), totaling approximately $6.7 million, for the benefit of Welltower, Inc. (“Welltower”), formerly Healthcare REIT, Inc. on certain leases between Welltower and the Company which remain outstanding as of December 31, 2017.

The Company issued standby letters of credit with Chase, totaling approximately $2.9 million, for the benefit of HCP, Inc. (“HCP”) on certain leases between HCP and the Company which remain outstanding as of December 31, 2017.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the life of the notes. At December 31, 2017 and 2016, the Company had gross deferred loan costs of $14.0 million and $12.8 million, respectively. Accumulated amortization was $4.6 million and $3.0 million at December 31, 2017 and 2016, respectively. Amortization expense is expected to be approximately $1.7 million in each of the next five fiscal years. The Company was in compliance with all aspects of its outstanding indebtedness at December 31, 2017 and 2016.

8.	Equity

Preferred Stock

The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Board without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of December 31, 2017 and 2016.

Share Repurchases

On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. Shares of stock repurchased under the program will be held as treasury shares. Pursuant to this authorization, during fiscal 2009, the Company purchased 349,800 shares at an average cost of $2.67 per share for a total cost to the Company of approximately $0.9 million. On January 14, 2016, the Company announced that its board of directors approved a continuation of the share repurchase program. Pursuant to this authorization, during fiscal 2016, the Company purchased 144,315 shares of its common stock at an average cost of $17.29 per share for a total cost to the Company of approximately $2.5 million. All such purchases were made in open market transactions. There were no repurchases of the Company’s common stock during fiscal 2017.

9.	Stock-Based Compensation

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

A summary of the Company’s stock option activity and related information for the years ended December 31, 2017, 2016, and 2015 is presented below:

	Outstanding at Beginning of Year	Granted	Exercised	Forfeited	Outstanding End of Year	Options Exercisable
December 31, 2017
Shares	—	—	—	—	—	—
Weighted average price	$—	—	$—	—	$—	$—
December 31, 2016
Shares	3,000	—	3,000	—	—	—
Weighted average price	$10.97	—	$10.97	—	$—	$—
December 31, 2015
Shares	6,000	—	3,000	—	3,000	3,000
Weighted average price	$8.44	—	$5.90	—	$10.97	$10.97

No stock options were outstanding at December 31, 2017 and 2016, as all outstanding options have fully vested and have been exercised or forfeited. The options outstanding and the options exercisable at December 31, 2015 had an aggregate intrinsic value of $30,000.

Restricted Stock

The Company may grant restricted stock awards and units to employees, officers, and directors in order to attract, retain, and provide incentives for such individuals and to more closely align stockholder and employee interests. For restricted stock awards and units without performance and market-based vesting conditions, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period, which is generally a period of one to four years, unless the award is subject to certain accelerated vesting requirements. Restricted stock awards are considered outstanding at the time of grant since the holders thereof are entitled to dividends, upon vesting, and voting rights. For restricted stock awards with performance and market-based vesting conditions, total compensation expense is recognized over the requisite service period once the performance target is deemed probable of achievement. Performance goals are evaluated periodically and if such goals are not ultimately met or it is not probable the goals will be achieved, no compensation expense is recognized and any previously recognized compensation expense is reversed. If the achievement of a market condition varies from initial estimates on the date of grant, compensation expense will not be adjusted to reflect the difference since the grant date fair value of the performance award gave consideration to the probability of market condition achievement.

The Company recognizes compensation expense of a restricted stock award over its respective vesting or performance period based on the fair value of the award on the grant date, net of actual forfeitures. A summary of the Company’s restricted common stock awards activity and related information for the years ended December 31, 2017, 2016, and 2015 is presented below:

	Outstanding at Beginning of Year	Issued	Vested	Forfeited	Outstanding End of Year
December 31, 2017
Shares	829,766	565,745	(355,400)	(75,627)	964,484
December 31, 2016
Shares	783,310	666,883	(565,224)	(55,203)	829,766
December 31, 2015
Shares	702,718	467,944	(358,716)	(28,636)	783,310

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

The restricted stock outstanding at December 31, 2017, 2016, and 2015, had an aggregate intrinsic value of $13.0 million, $13.3 million, and $16.3 million, respectively.

During fiscal 2017, the Company awarded 565,745 shares of restricted common stock to certain employees and directors of the Company, of which 194,652 shares were subject to performance and market-based vesting conditions. The average market value of the common stock on the date of grant was $13.75. These awards of restricted shares vest over a one to four-year period, unless the award is subject to certain accelerated vesting requirements, and had an intrinsic value of $7.8 million on the date of grant. Additionally, during fiscal 2017, the Company awarded 26,787 restricted stock units to certain directors of the Company with average market value of $13.44 on the date of grant. These awards of restricted units vest over a one-year period and had an intrinsic value of approximately $0.4 million on the date of grant.

Stock Based Compensation

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk free interest rate. The expected volatility used by the Company is based primarily on an analysis of historical prices of the Company’s common stock. The expected term of options granted is based primarily on historical exercise patterns on the Company’s outstanding stock options. The risk free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not expect to pay dividends on its common stock and therefore has used a dividend yield of zero in determining the fair value of its awards. The option forfeiture rate assumption used by the Company is based primarily on the Company’s historical option forfeiture patterns. The Company currently has no stock options outstanding.

The Company uses the Monte-Carlo simulation model to determine the fair value of performance awards which include market-based vesting conditions. The Monte-Carlo simulation model uses the same input assumptions as the Black-Scholes model, however, it also further incorporates into the fair-value determination the possibility that the market condition may not be satisfied. Compensation costs related to awards with a market-based condition are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. During fiscal 2017, in accordance with the Company’s long-term incentive compensation plan, the Company granted 194,652 shares of restricted common stock with performance and market-based vesting conditions to certain employees of the Company. These performance awards are subject to a market-based condition that may increase or decrease the number of shares vested if the Company’s 2019 Total Stockholder Return (“TSR”) exceeds or falls below certain achievement level parameters when ranked against the Company’s designated Peer Group. These restricted performance shares vest over a three-year period based on the Company’s Earnings before Interest, Taxes, Depreciation, Amortization, and Rent (“EBITDAR”) financial performance target set by the Company’s compensation committee for the fiscal year ending December 31, 2019. The number of shares of restricted common stock ultimately issued will be prorated between performance level targets achieved.

The Company recognized $7.7 million, $11.6 million, and $8.8 million in stock-based compensation expense during fiscal 2017, 2016, and 2015, respectively. Unrecognized stock-based compensation expense is $9.1 million for the year ended December 31, 2017. The Company expects stock-based compensation expense to be recognized over a one to three-year period for performance restricted stock awards and a one to four-year period for nonperformance-based restricted stock awards and units.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

10.	Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$6	$—	$—
State	550	435	900
Deferred:
Federal	1,940	—	—
State	—	—	—
	$2,496	$435	$900

The provision (benefit) for income taxes differed from the amounts of income tax provision (benefit) determined by applying the U.S. federal statutory income tax rate to income before provision (benefit) for income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Tax (benefit) provision at federal statutory rates	$(14,168)	$(9,335)	$(4,515)
State income tax expense, net of federal effects	(648)	(550)	64
Change in deferred tax asset valuation allowance	7,857	8,569	4,986
Tax reform impact on deferred income taxes	13,959	—	—
Share based compensation ASU 2016-09 adoption	(5,326)	—	—
Other	822	1,751	365
	$2,496	$435	$900

A summary of the Company’s deferred tax assets and liabilities, are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Deferred gains on sale/leaseback transactions	$2,890	$5,416
Net operating loss carryforward (expiring up to 2037)	25,441	23,206
Compensation costs	2,245	3,707
Depreciation and amortization	4,367	—
Other	2,099	3,221
Total deferred tax assets	37,042	35,550
Deferred tax asset valuation allowance	(36,737)	(30,821)
Total deferred tax assets, net	305	4,729
Deferred tax liabilities:
Depreciation and amortization	(2,246)	(4,729)
Total deferred tax liabilities	$(2,246)	$(4,729)
Net deferred tax (liabilities) assets	$(1,941)	$—

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

The Company completed an analysis determining its best estimate for provisional tax adjustments based on the revised tax legislation associated with the Tax Cuts and Jobs Act (“TCJA”), which was enacted on December 22, 2017. Additionally, the Securities and Exchange Commission issued Staff Accounting Bulletin 118 (“SAB 118”), to address the accounting and reporting of the Act. SAB 118 allows companies to take a reasonable period, which should not extent beyond one year from enactment of the TCJA, to measure and recognize the effects of the new tax law. The Company is still analyzing certain aspects of the TCJA and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts; however, based upon the Company’s analysis of the TCJA and consideration of SAB 118, the Company remeasured its deferred income taxes on a provisional basis as of December 31, 2017, which resulted in a net $14.0 million reduction in the Company’s deferred tax assets and liabilities. The remeasurement consisted of a $15.9 million reduction to the Company’s deferred tax assets for the change in the corporate statutory tax rate from 34% to 21% and a $0.3 million reduction to the Company’s deferred tax asset valuation allowance for the repeal of the corporate Alternative Minimum Tax (“AMT”), partially offset by a $2.2 million increase to the Company’s deferred tax asset valuation allowance for maximum deduction limits for future net operating loss (“NOL”) carryforwards to 80% of taxable income for losses arising in tax years beginning after December 31, 2017.

As of December 31, 2017, the Company has federal and state NOL carryforwards of $108.5 million and $91.6 million and related deferred tax assets of $22.8 million and $5.3 million, respectively, and a federal AMT credit carryforward of $0.3 million. The federal and state NOL carryforwards in the income tax returns filed included unrecognized tax benefits. The deferred tax assets recognized for those NOLs are presented net of the unrecognized benefits. If not used, the federal NOL will expire during fiscal 2033 to 2037 and state NOL’s will expire during fiscal 2018 to 2037.

The Company evaluates uncertain tax positions through consideration of accounting and reporting guidance on criteria, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. The Company is required to recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. As of December 31, 2017, the Company has unrecognized tax benefits of $3.4 million for an uncertain tax position associated with a change in accounting method. The unrecognized tax benefits as of December 31, 2017 are timing-related uncertainties that if recognized would not impact the effective tax rate of the Company.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

A summary of the Company’s unrecognized tax benefits activity and related information for the years ended December 31, 2017, 2016, and 2015 is presented below (in thousands):

	2017	2016	2015
Beginning balance, January 1	$3,786	$—	$—
Gross increases – tax positions in prior period	—	2,451	—
Gross decreases – tax positions in prior period	(370)	—	—
Gross increases – tax positions in current period	—	1,335	—
Settlements	—	—	—
Lapse of statute of limitations	—	—	—
Ending balance, December 31	$3,416	$3,786	$—

The effective tax rates for fiscal 2017 and 2016 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas and accounts for the majority of the Company’s current state tax expense. During each of fiscal 2017 and 2016 the Company consolidated 38 Texas communities and the TMT increased the overall provision for income taxes. The Company is generally no longer subject to federal and state tax audits for years before 2014.

11.	Employee Benefit Plans

The Company has a 401(k) salary deferral plan (the “Plan”) in which all employees of the Company meeting minimum service and age requirements are eligible to participate. Contributions to the Plan are in the form of employee salary deferrals, which are subject to employer matching contributions of 50% of up to 4% of the employee’s annual salary. The Company’s contributions are funded semi-monthly to the Plan administrator. Matching contributions of $0.5 million were contributed to the Plan in each of fiscal 2017, 2016 and 2015. The Company incurred administrative expenses related to the Plan of $21,300, $24,600, and $20,900 in fiscal 2017, 2016, and 2015, respectively.

12.	Contingencies

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

The Company had two of its senior housing communities located in southeast Texas impacted by Hurricane Harvey during the third quarter of fiscal 2017. Both of these communities remain fully vacated and are undergoing repairs. We maintain insurance coverage on these communities which includes damage caused by flooding. The insurance claim for this incident required a deductible of $100,000 that was expensed as a component of operating expenses in the Company’s Consolidated Statement of Operations and Comprehensive Loss in the third quarter of fiscal 2017. Through December 31, 2017, we have incurred approximately $3.9 million in clean-up and physical repair costs and we expect to incur additional repair costs which we believe are probable of being recovered through insurance proceeds. In addition to the repairs of physical damage to the buildings, the Company’s insurance coverage includes loss of business income (“Business Interruption”). Business Interruption includes reimbursement for lost revenue as well as incremental expenses incurred as a result of the hurricane. The Company received payments from our insurance underwriters during fiscal 2017 totaling approximately $2.7 million of which approximately $2.2 million related to Business Interruption through December 31, 2017, which has been included as a reduction to operating expenses in the Company’s Consolidated Statement of Operations and Comprehensive Loss in fiscal 2017. Based upon our initial assessment of the physical damages and insurance coverage, the Company currently estimates insurance proceeds will be sufficient to reimburse the Company for all damages and repair costs to fully restore the communities to their condition prior to the incident.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

13.	Fair Value of Financial Instruments

The carrying amounts and fair values of financial instruments at December 31, 2017 and 2016 are as follows (in thousands):

	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$17,646	$17,646	$34,026	$34,026
Restricted cash	13,378	13,378	13,297	13,297
Notes payable, excluding deferred loan costs	967,332	929,000	910,234	879,448

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

The estimated fair value of these assets and liabilities could be affected by market changes and this effect could be material.

14.	Allowance for Doubtful Accounts

The components of the allowance for doubtful accounts are as follows (in thousands):

	December 31,
	2017	2016	2015
Balance at beginning of year	$4,253	$3,188	$2,321
Provision for bad debts, net of recoveries	1,748	1,727	1,192
Write-offs and other	(1,120)	(662)	(325)
Balance at end of year	$4,881	$4,253	$3,188

15.	Leases

As of December 31, 2017, the Company leased 46 senior housing communities from certain real estate investment trusts (“REITs”). The lease terms are generally for 10-15 years with renewal options for 5-20 years at the Company’s option. Under these lease agreements, the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. No new facility leases were entered into by the Company during fiscal 2017.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

The following table summarizes each of the Company’s facility lease agreements as of December 31, 2017 (dollars in millions):

Landlord	Initial Date of Lease	Number of Communities	Value of Transaction	Current Expiration and Renewal Term	Initial Lease Rate (1)	Lease Acquisition and Modification Costs (2)	Deferred Gains /Lease Concessions (3)
Ventas	September 30, 2005	4	$61.4	September 30, 2025 (4) (Two five-year renewals)	8%	$7.7	$4.2
Ventas	January 31, 2008	1	5.0	September 30, 2025 (4) (Two five-year renewals)	7.75%	0.2	—
Ventas	June 27, 2012	2	43.3	September 30, 2025 (4) (Two five-year renewals)	6.75%	0.8	—
HCP	May 1, 2006	3	54.0	October 31, 2020 (5) (Two 10-year renewals)	8%	0.3	12.8
HCP	May 31, 2006	6	43.0	April 30, 2026 (6) (One 10-year renewal)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	October 31, 2020 (5) (Two 10-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	October 31, 2020 (5) (Two 10-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	October 31, 2020 (5) (Two 10-year renewals)	7.25%	0.1	—
Welltower	April 16, 2010	5	48.5	April 30, 2025 (15 years) (One 15-year renewal)	8.25%	0.6	0.8
Welltower	May 1, 2010	3	36.0	April 30, 2025 (15 years) (One 15-year renewal)	8.25%	0.2	0.4
Welltower	September 10, 2010	12	104.6	September 30, 2025 (15 years) (One 15-year renewal)	8.50%	0.4	2.0
Welltower	April 8, 2011	4	141.0	April 30, 2026 (15 years) (One 15-year renewal)	7.25%	0.9	16.3
Subtotal						12.4	37.1
Accumulated amortization through December 31, 2017						(7.2)	—
Accumulated deferred gains / lease concessions recognized through December 31, 2017						—	(24.2)
Net lease acquisition costs / deferred gains / lease concessions as of December 31, 2017						$5.2	$12.9

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as set forth in each respective lease agreement.
(2)	Lease acquisition and modification costs are being amortized over the respective lease terms.
(3)

Deferred gains of $34.5 million and lease concessions of $2.6 million are being recognized in the Company’s Consolidated Statements of Operations and Comprehensive Loss as a reduction in facility lease expense over the respective initial lease terms. Lease concessions of $0.6 million relate to the transaction with HCP on May 31, 2006, and $2.0 million relate to the transaction with Welltower on September 10, 2010.

(4)

Effective June 17, 2015, the Company executed amendments to the master lease agreements with Ventas to facilitate leasehold improvements for 10 of the leased communities, of which the underlying real estate associated with four of its operating leases was acquired by the Company upon closing the Four Property Lease Transaction on January 31, 2017, and extend the lease terms through September 30, 2025, with two five-year renewal extensions available at the Company’s option.

(5)

On November 11, 2013, the Company executed a third amendment to the master lease agreement associated with nine of its leased communities with HCP to facilitate leasehold improvements for one of the leased communities and extend the respective lease terms through October 31, 2020, with two 10-year renewal extensions available at the Company’s option.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(6)	On April 24, 2015, the Company exercised its right to extend the lease term with HCP through April 30, 2026, with one 10-year renewal extension remaining available at the Company’s option.

Ventas

As of December 31, 2017, the Company leased 7 senior housing communities from Ventas. Effective January 31, 2017, the Company closed the Four Property Lease Transaction and acquired four of the senior housing communities leased from Ventas for a total acquisition price of $85.0 million. The Company obtained interim, interest only, bridge financing from Berkadia for $65.0 million of the acquisition price with an initial variable interest rate of LIBOR plus 4.0% and a 36-month term, with the balance of the acquisition price paid from the Company’s existing cash resources. For additional information refer to Note 3, “Acquisitions.” Prior to the Four Property Lease Transaction, the Company previously leased 11 senior housing communities from Ventas. During the second quarter of fiscal 2015, the Company executed amendments to the master lease agreements with Ventas to facilitate up to $24.5 million of leasehold improvements for 10 communities within the Ventas lease portfolio and extend the lease terms until September 30, 2025, with two five-year renewal extension available at the Company’s option. Additionally, during the second quarter of fiscal 2016, the Company executed amendments to the master lease agreements with Ventas to increase the Special Project Funds for leasehold improvements from $24.5 million to $28.5 million and extend the date for completion of the leasehold improvements to June 30, 2017. During fiscal 2017, the Company executed amendments to the master lease agreements with Ventas to decrease the Special Project Funds for leasehold improvements from $28.5 million to approximately $17.0 million due to the Four Property Lease Transaction and extend the date for completion of the leasehold improvements to June 30, 2018. The initial lease rates under each of the Ventas Lease Agreements range from 6.75% to 8% and are subject to certain conditional escalation clauses that will be recognized when probable or incurred. The Company initially incurred $11.4 million in lease acquisition and modification costs related to the Ventas Lease Agreements, of which a portion of these costs were written-off upon closing the Four Property Lease Transaction leaving $8.7 million in lease acquisition and modification costs associated with the remaining properties. These deferred lease acquisition and modification costs are being amortized over the lease terms and are included in facility lease expense in the Company’s Consolidated Statement of Operations and Comprehensive loss. The Company accounts for five of the Ventas Lease Agreements as an operating lease and two as a Capital lease and financing obligation.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

HCP

As of December 31, 2017, the Company leased 15 senior housing communities from HCP. During the fourth quarter of fiscal 2013, the Company executed an amendment to the master lease agreement with HCP to facilitate up to $3.3 million of leasehold improvements for one community within the HCP lease portfolio and extend the initial lease terms for nine communities until October 31, 2020, with two 10-year renewal extensions available at the Company’s option. During the second quarter of fiscal 2015, the Company exercised its right to extend the lease term with HCP for the remaining six communities in the HCP lease portfolio until April 30, 2026, with one 10-year renewal extension available at the Company’s option. The initial lease rates under the HCP Lease Agreements range from 7.25% to 8% and are subject to certain conditional escalation clauses, which will be recognized when probable or incurred. The Company incurred $1.6 million in lease acquisition and modification costs related to the HCP Lease Agreements. These deferred lease acquisition and modification costs are being amortized over the lease terms and are included in facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company accounts for each of the HCP Lease Agreements as an operating lease.

Welltower

As of December 31, 2017, the Company leased 24 senior housing communities from Welltower. The Welltower Lease Agreements each have an initial term of 15 years, with one 15-year renewal extension available at the Company’s option. The initial lease rates under the Welltower Lease Agreements range from 7.25% to 8.5% and are subject to certain conditional escalation clauses, which will be recognized when probable or incurred. The initial terms on the Welltower Lease Agreements expire on various dates through April 2026. The Company incurred $2.1 million in lease acquisition costs related to the Welltower Lease Agreements. These deferred lease acquisition costs are being amortized over the lease terms and are included in facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company accounts for each of the Welltower Lease Agreements as an operating lease.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

The Company incurred $59.7 million, $64.5 million, and $62.8 million in lease expense during fiscal 2017, 2016, and 2015, respectively. Future minimum lease commitments as of December 31, 2017, are as follows (in thousands):

2018	$64,391
2019	64,366
2020	61,880
2021	50,307
2022	50,277
Thereafter	144,241
$435,462

At December 31, 2017 and 2016, the Company had gross deferred lease costs of $12.4 million and $15.1 million, respectively. Accumulated amortization at December 31, 2017 and 2016 was $7.2 million and $8.0 million, respectively, and amortization expense is expected to be approximately $0.9 million in each of the next five fiscal years. The reduction in deferred lease costs and corresponding accumulated amortization was due to the Four Property Lease Transaction that closed on January 31, 2017. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at December 31, 2017 and 2016.

16.	Quarterly Financial Information (Unaudited)

The following table presents certain unaudited quarterly financial information for each of the four quarters ended December 31, 2017 and 2016. This information has been prepared on the same basis as the audited consolidated financial statements of the Company and include, in the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the audited consolidated financial statements of the Company.

	2017 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Total revenues	$115,990	$116,718	$117,318	$116,971
(Loss) Income from operations	(9,610)	4,691	4,513	8,248
Net loss and comprehensive loss	(21,842)	(7,835)	(8,132)	(6,359)
Net loss per share, basic	$(0.75)	$(0.27)	$(0.28)	$(0.22)
Net loss per share, diluted	$(0.75)	$(0.27)	$(0.28)	$(0.22)
Weighted average shares outstanding, basic	29,288	29,478	29,512	29,531
Weighted average shares outstanding, fully diluted	29,288	29,478	29,512	29,531

	2016 Calendar Quarters
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Total revenues	$109,173	$111,034	$111,436	$115,805
Income from operations	4,153	5,793	3,686	758
Net loss and comprehensive loss	(5,984)	(4,446)	(7,077)	(10,510)
Net loss per share, basic	$(0.21)	$(0.15)	$(0.24)	$(0.36)
Net loss per share, diluted	$(0.21)	$(0.15)	$(0.24)	$(0.36)
Weighted average shares outstanding, basic	28,751	28,926	28,959	29,000
Weighted average shares outstanding, fully diluted	28,751	28,926	28,959	29,000

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Capital Senior Living Corporation

Opinion on Internal Control over Financial Reporting

We have audited Capital Senior Living Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Capital Senior Living Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Capital Senior Living Corporation as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”) of Capital Senior Living Corporation, and our report dated March 2, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

Capital Senior Living Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Capital Senior Living Corporation’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Capital Senior Living Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Dallas, Texas

March 2, 2018