Form 10-Q
period 2018-06-30
CAPITAL SENIOR LIVING CORP
filed 2018-08-01
CIK 1043000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 27, 2018, the Registrant had 31,176,409 outstanding shares of its Common Stock, $0.01 par value, per share.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share data)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$10,870	$17,646
Restricted cash	13,457	13,378
Accounts receivable, net	13,933	12,307
Property tax and insurance deposits	11,054	14,386
Prepaid expenses and other	6,626	6,332
Total current assets	55,940	64,049
Property and equipment, net	1,079,770	1,099,786
Other assets, net	17,929	18,836
Total assets	$1,153,639	$1,182,671
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,534	$7,801
Accrued expenses	38,347	40,751
Current portion of notes payable, net of deferred loan costs	19,278	19,728
Current portion of deferred income	14,340	13,840
Current portion of capital lease and financing obligations	2,912	3,106
Federal and state income taxes payable	172	383
Customer deposits	1,305	1,394
Total current liabilities	82,888	87,003
Deferred income	9,092	10,033
Capital lease and financing obligations, net of current portion	47,465	48,805
Deferred taxes	1,941	1,941
Other long-term liabilities	13,486	16,250
Notes payable, net of deferred loan costs and current portion	930,042	938,206
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares – 65,000; issued and outstanding shares – 31,178 and 30,505 in 2018 and 2017, respectively	317	310
Additional paid-in capital	183,960	179,459
Retained deficit	(112,122)	(95,906)
Treasury stock, at cost – 494 shares in 2018 and 2017	(3,430)	(3,430)
Total shareholders’ equity	68,725	80,433
Total liabilities and shareholders’ equity	$1,153,639	$1,182,671

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Resident revenue	$114,627	$116,718	$229,270	$232,708
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	72,968	73,289	144,668	146,067
General and administrative expenses	5,712	6,083	11,734	12,317
Facility lease expense	14,224	13,968	28,438	28,555
Loss on facility lease termination	—	—	—	12,858
Stock-based compensation expense	2,559	1,941	4,508	3,871
Depreciation and amortization expense	15,521	16,746	30,893	33,959
Total expenses	110,984	112,027	220,241	237,627
Income (Loss) from operations	3,643	4,691	9,029	(4,919)
Other income (expense):
Interest income	38	14	75	32
Interest expense	(12,615)	(12,404)	(25,066)	(24,409)
Gain (Loss) on disposition of assets, net	—	—	3	(125)
Other income	1	2	2	5
Loss before provision for income taxes	(8,933)	(7,697)	(15,957)	(29,416)
Provision for income taxes	(127)	(138)	(259)	(261)
Net loss	$(9,060)	$(7,835)	$(16,216)	$(29,677)
Per share data:
Basic net loss per share	$(0.30)	$(0.27)	$(0.55)	$(1.01)
Diluted net loss per share	$(0.30)	$(0.27)	$(0.55)	$(1.01)
Weighted average shares outstanding — basic	29,831	29,478	29,730	29,384
Weighted average shares outstanding — diluted	29,831	29,478	29,730	29,384
Comprehensive loss	$(9,060)	$(7,835)	$(16,216)	$(29,677)

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net loss	$(16,216)	$(29,677)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,893	33,959
Amortization of deferred financing charges	859	800
Amortization of deferred lease costs and lease intangibles	424	435
Amortization of lease incentives	(856)	(597)
Deferred income	(344)	(502)
Lease incentives	—	3,655
Loss on facility lease termination	—	12,858
(Gain) Loss on disposition of assets, net	(3)	125
Provision for bad debts	1,454	975
Stock-based compensation expense	4,508	3,871
Changes in operating assets and liabilities:
Accounts receivable	(3,080)	(3,828)
Property tax and insurance deposits	3,332	3,586
Prepaid expenses and other	(294)	1,974
Other assets	407	5,380
Accounts payable	(1,267)	2,944
Accrued expenses	(2,404)	(2,907)
Other liabilities	(1,908)	2,750
Federal and state income taxes receivable/payable	(211)	(235)
Deferred resident revenue	(97)	(517)
Customer deposits	(89)	(65)
Net cash provided by operating activities	15,108	34,984
Investing Activities
Capital expenditures	(10,802)	(21,942)
Cash paid for acquisitions	—	(85,000)
Proceeds from disposition of assets	4	13
Net cash used in investing activities	(10,798)	(106,929)
Financing Activities
Proceeds from notes payable	1,740	66,584
Repayments of notes payable	(11,167)	(10,302)
Cash payments for capital lease and financing obligations	(1,534)	(1,161)
Deferred financing charges paid	(46)	(914)
Net cash (used in) provided by financing activities	(11,007)	54,207
Decrease in cash and cash equivalents	(6,697)	(17,738)
Cash and cash equivalents and restricted cash at beginning of period	31,024	47,323
Cash and cash equivalents and restricted cash at end of period	$24,327	$29,585
Supplemental Disclosures
Cash paid during the period for:
Interest	$24,121	$23,265
Income taxes	$543	$529

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

1. BASIS OF PRESENTATION

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior housing communities in the United States in terms of resident capacity. The Company owns, operates, and manages senior housing communities throughout the United States. As of June 30, 2018, the Company operated 129 senior housing communities in 23 states with an aggregate capacity of approximately 16,500 residents, including 83 senior housing communities that the Company owned and 46 senior housing communities that the Company leased. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying Consolidated Balance Sheet, as of December 31, 2017, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2017, and the accompanying unaudited consolidated financial statements, as of and for the three and six month periods ended June 30, 2018 and 2017, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have not been included pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2018.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2018, results of operations for the three and six month periods ended June 30, 2018 and 2017, and cash flows for the six month periods ended June 30, 2018 and 2017. The results of operations for the three and six month period ended June 30, 2018, are not necessarily indicative of the results for the year ending December 31, 2018.

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

The following table sets forth our cash and cash equivalents and restricted cash (in thousands):

	Six Months Ended June 30,
	2018	2017
Cash and cash equivalents	$10,870	$16,218
Restricted cash	13,457	13,367
	$24,327	$29,585

Revenue Recognition

Resident revenue consists of fees for basic housing and certain support services and fees associated with additional housing and expanded support requirements such as assisted living care, memory care, and ancillary services. Basic housing and certain support services revenue is recorded when services are rendered and amounts billed are due from residents in the period in which the rental and other services are provided which totaled approximately $112.7 million and $225.4 million, respectively, for the three and six months ended June 30, 2018 and $114.5 million and $228.1 million, respectively, for the three and six months ended June 30, 2017. Residency agreements are generally short term in nature with durations of one year or less and are typically terminable by either party, under certain circumstances, upon providing 30 days’ notice, unless state law provides otherwise, with resident fees billed monthly in advance. At each of March 31, 2018 and December 31, 2017, the Company had contract liabilities for deferred resident fees paid by our residents prior to the month housing and support services were to be provided totaling approximately $3.9 million which were recognized into revenue during the three and six months ended June 30, 2018. The Company had contract liabilities for deferred resident fees totaling approximately $3.8 million and $3.9 million, respectively, which are included as a component of deferred income within current liabilities of the Company’s Consolidated Balance Sheets at June 30, 2018 and December 31, 2017. Revenue for certain ancillary services is recognized as services are provided, and includes fees for services such as medication management, daily living activities, beautician/barber, laundry, television, guest meals, pets, and parking which are generally billed monthly in arrears and totaled approximately $1.2 million and 2.4 million, respectively, for the three and six months ended June 30, 2018, and $1.3 million and $2.6 million, respectively, for the three and six months ended June 30, 2017, as a component of resident revenue within the Company’s Consolidated Statements of Operations and Comprehensive Loss.

The Company's senior housing communities have residency agreements which generally require the resident to pay a community fee prior to moving into the community and are recorded initially by the Company as deferred revenue. At each of June 30, 2018 and December 31, 2017, the Company had contract liabilities for deferred community fees totaling approximately $1.3 million, which are included as a component of deferred income within current liabilities of the Company’s Consolidated Balance Sheets. The Company recognized community fees as a component of resident revenue within the Company’s Consolidated Statements of Operations and Comprehensive Loss of approximately $0.7 million and $1.4 million, respectively, during the three and six months ended June 30, 2018, and $1.0 million and $2.0 million, respectively, for the three and six months ended June 30, 2017.

Lease Accounting

The Company determines whether to account for its leases as operating, capital or financing leases depending on the underlying terms of each lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of June 30, 2018, the Company leased 46 senior housing communities, 44 of which the Company classified as operating leases and two of which the Company classified as capital lease and financing obligations. The Company incurs lease acquisition costs and amortizes these costs over the term of the respective lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions, and as such, any related gains have been deferred and are being amortized over the respective lease term. Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at June 30, 2018 and December 31, 2017.

Credit Risk and Allowance for Doubtful Accounts

The Company’s resident receivables are generally due within 30 days from the date billed. Accounts receivable are reported net of an allowance for doubtful accounts of $5.8 million and $4.9 million at June 30, 2018, and December 31, 2017, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.

Employee Health and Dental Benefits, Workers’ Compensation, and Insurance Reserves

The Company offers certain full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior housing communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred at June 30, 2018; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

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

Income Taxes

Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. The effective tax rates for the three and six months ended June 30, 2018 and 2017 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. During each of the three and six months ended June 30, 2018 and 2017, the Company consolidated 38 Texas communities, and the TMT increased the overall provision for income taxes.

Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which we expect those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this analysis, an adjustment to the valuation allowance of $2.1 million and $3.0 million was recorded during the second quarters of fiscal 2018 and 2017, respectively. Cumulative adjustments to the valuation allowance for the six months ended June 30, 2018 and 2017 were $3.5 million and $16.1 million, respectively. The valuation allowance reduces the Company’s net deferred tax assets to the amount that is “more likely than not” (i.e., a greater than 50% likelihood) to be realized and resulted in net reductions of $40.3 million and $36.7 million to the Company’s deferred tax assets at June 30, 2018 and December 31, 2017, respectively. However, in the event that we were to determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period such determination was made. The benefits of the net deferred tax assets might not be realized if actual results differ from expectations.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(9,060)	$(7,835)	$(16,216)	$(29,677)
Net loss allocated to unvested restricted shares	—	—	—	—
Undistributed net loss allocated to common shares	$(9,060)	$(7,835)	$(16,216)	$(29,677)
Weighted average shares outstanding – basic	29,831	29,478	29,730	29,384
Effects of dilutive securities:
Employee equity compensation plans	—	—	—	—
Weighted average shares outstanding – diluted	29,831	29,478	29,730	29,384
Basic net loss per share – common shareholders	$(0.30)	$(0.27)	$(0.55)	$(1.01)
Diluted net loss per share – common shareholders	$(0.30)	$(0.27)	$(0.55)	$(1.01)

Awards of unvested restricted stock representing approximately 1,313,000 and 846,000 shares were outstanding for the three months ended June 30, 2018 and 2017, respectively, and awards of unvested restricted stock representing approximately 1,325,000 and 848,000 shares were outstanding for the six months ended June 30, 2018 and 2017, respectively, and were antidilutive.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. All shares acquired by the Company have been purchased in open-market transactions. There were no repurchases of the Company’s common stock during the six months ended June 30, 2018 or fiscal 2017.

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

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. The new lease standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new lease standard on the Company’s consolidated financial statements. Currently, we expect the adoption of ASU 2016-02 will have a material impact on the Company’s Consolidated Balance Sheet due to the recognition of right-of-use assets and lease liabilities principally for certain leases currently accounted for as operating leases.

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

4. DEBT TRANSACTIONS

Effective June 29, 2018, the Company extended its mortgage loan with Berkadia Commercial Mortgage LLC (“Berkadia”) on one of its senior living communities located in Canton, Ohio. The maturity date was extended to October 10, 2021 with an initial variable interest rate of LIBOR plus 5.0% with principal amortized over 25 years. In conjunction with the extension, the Company incurred an extension fee of approximately $41,500 which will be amortized over the new loan term.

Effective May 31, 2018, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $1.7 million. The finance agreement has a fixed interest rate of 3.64% with the principal being repaid over an 11-month term.

The Company previously issued standby letters of credit with Wells Fargo Bank (“Wells Fargo”), totaling approximately $3.9 million, for the benefit of Hartford Financial Services (“Hartford”) in connection with the administration of workers’ compensation.

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

The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At June 30, 2018 and December 31, 2017, these communities carried a total net book value of approximately $984.8 million and $1.0 billion, respectively, with total mortgage loans outstanding, excluding deferred loan costs, of approximately $954.6 million and $963.1 million, respectively.

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the terms of the respective notes. At June 30, 2018 and December 31, 2017, the Company had gross deferred loan costs of approximately $14.1 million and $14.0 million, respectively. Accumulated amortization was approximately $5.5 million and $4.6 million at June 30, 2018 and December 31, 2017, respectively. The Company was in compliance with all aspects of its outstanding indebtedness at June 30, 2018, and December 31, 2017.

5. EQUITY

Preferred Stock

The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Company’s board of directors without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of June 30, 2018 or December 31, 2017.

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

Stock Options

Although the Company has not granted stock options in recent years, the Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for employees, officers and directors and to more closely align stockholder interests with those of our employees and directors. The Company’s stock options generally vest over a period of one to five years and the related expense is amortized on a straight-line basis over the vesting period. No stock options were outstanding at June 30, 2018.

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

The Company recognizes compensation expense of a restricted stock award over its respective vesting or performance period based on the fair value of the award on the grant date, net of actual forfeitures. A summary of the Company’s restricted stock awards activity and related information for the six month period ended June 30, 2018 is presented below:

	Outstanding at Beginning of Period	Granted	Vested	Cancelled	Outstanding at End of Period
Shares	964,484	708,694	(324,832)	(35,449)	1,312,897

The restricted stock outstanding at June 30, 2018 had an intrinsic value of approximately $14.0 million.

During the six months ended June 30, 2018, the Company awarded 708,694 shares of restricted common stock to certain employees and directors of the Company, of which 237,840 shares were subject to performance and market-based vesting conditions. The average market value of the common stock on the date of grant was $11.33. These awards of restricted stock vest over a one to four-year period and had an intrinsic value of approximately $8.0 million on the date of grant. Additionally, during the six months ended June 30, 2018, the Company awarded 67,356 restricted stock units to certain directors of the Company with an average market value of $10.69 on the date of grant. These awards of restricted stock units vest over a one-year period and had an intrinsic value of approximately $0.7 million on the date of grant.

Unrecognized stock-based compensation expense is $12.8 million as of June 30, 2018. If all awards granted are earned, the Company expects this expense to be recognized over a one to three-year period for performance and market-based stock awards and a one to four-year period for nonperformance-based stock awards and units.

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

The Company had two of its senior housing communities located in southeast Texas impacted by Hurricane Harvey during the third quarter of fiscal 2017. During the second quarter and first six months of fiscal 2018, both of these communities remained fully vacated and were undergoing repairs but have now reopened and began accepting residents in July 2018. We maintain insurance coverage on these communities which includes damage caused by flooding. The insurance claim for this incident required a deductible of $100,000 that was expensed as a component of operating expenses in the Company’s Consolidated Statement of Operations and Comprehensive Loss in the third quarter of fiscal 2017. Through June 30, 2018, we have incurred approximately $5.7 million in clean-up and physical repair costs and we expect to incur additional repair costs which we believe are probable of being recovered through insurance proceeds. In addition to the repairs of physical damage to the buildings, the Company’s insurance coverage includes loss of business income (“Business Interruption”). Business Interruption includes reimbursement for lost revenue as well as incremental expenses incurred as a result of the hurricane. The Company received payments from our insurance underwriters totaling approximately $2.1 million and $4.1 million, respectively, during the three and six months ended June 30, 2018, of which approximately $1.6 million and $3.1 million, respectively, related to Business Interruption and has been included as a reduction to operating expenses in the Company’s Consolidated Statements of Operations and Comprehensive Loss. Based upon our assessments of the physical damages and insurance coverage, the Company currently estimates insurance proceeds will be sufficient to reimburse the Company for all damages and repair costs to fully restore the communities to their condition prior to the incident.

In July 2018, the Company received notifications from the Internal Revenue Service (“IRS”) pursuant to the Affordable Care Act (“ACA”) that the Company may be liable for an Employer Shared Responsibility Payment (“ESRP”) in the amount of approximately $2.0 million for the year ended December 31, 2015. The ESRP is applicable to employers that had 50 or more full-time equivalent employees, did not offer minimum essential coverage (“MEC”) to at least 70% of full-time employees and their dependents, or did offer MEC to at least 70% of full-time employees and their dependents which did not meet the affordable or minimum value criteria and had one or more full-time employees certified as being allowed the premium tax credit (“PTC”).The IRS determines the amount of the proposed ESRP from information returns completed by employers and from income tax returns completed by employees. Based upon the Company’s initial review of the notifications provided by the IRS, the Company has preliminarily concluded it would be liable for approximately $0.2 million of the ESRP assessments which has been accrued within employee benefit reserves as of June 30, 2018. The Company has 30 days from receipt of the notifications from the IRS to respond and provide information to appeal the ESRP assessments.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of financial instruments at June 30, 2018, and December 31, 2017, are as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$10,870	$10,870	$17,646	$17,646
Restricted cash	13,457	13,457	13,378	13,378
Notes payable, excluding deferred loan costs	957,905	879,961	967,332	929,000

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

Overview

The following discussion and analysis addresses (i) the Company’s results of operations for the three and six months ended June 30, 2018 and 2017, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

As of June 30, 2018, the Company operated 129 senior housing communities in 23 states with an aggregate capacity of approximately 16,500 residents, including 83 senior housing communities that the Company owned and 46 senior housing communities that the Company leased.

Significant Financial and Operational Highlights

The Company primarily derives its revenue by providing senior living and healthcare services to the elderly. When comparing the second quarter of fiscal 2018 to the second quarter of fiscal 2017, the Company generated revenue of approximately $114.6 million compared to revenue of approximately $116.7 million, respectively, representing a decrease of approximately $2.1 million, or 1.8%. Our revenue continues to be negatively impacted from the aftermath of Hurricane Harvey which resulted in the full evacuation of our residents at two of our senior housing communities located in southeast Texas during the third quarter of fiscal 2017. During the second quarter, both of these communities were undergoing repairs and remained fully vacated which resulted in a decrease of approximately $2.3 million in our revenue during the second quarter of fiscal 2018 when compared to the second quarter of fiscal 2017. The decrease in revenue from the two senior housing communities negatively impacted by Hurricane Harvey was slightly offset by an increase in revenue at our other remaining senior housing communities of $0.2 million due to a 1.1% increase in average monthly rental rates.

Excluding the two senior housing communities negatively impacted by Hurricane Harvey, the average financial occupancy rate for the second quarters of fiscal 2018 and 2017 was 85.2% and 86.3%, respectively. Although average financial occupancies decreased, we experienced an increase in average monthly rental rates of 1.1% when comparing the second quarter of fiscal 2018 to the second quarter of fiscal 2017.

As mentioned above, the Company had two of its senior housing communities located in southeast Texas impacted by Hurricane Harvey during the third quarter of fiscal 2017. During the second quarter and first six months of fiscal 2018, both of these communities remained fully vacated and were undergoing repairs but have now reopened and began accepting residents in July 2018. We maintain insurance coverage on these communities which includes damage caused by flooding. The insurance claim for this incident required a deductible of $100,000 that was expensed as a component of operating expenses in the Company’s Consolidated Statement of Operations and Comprehensive Loss in the third quarter of fiscal 2017. Through June 30, 2018, we have incurred approximately $5.7 million in clean-up and physical repair costs and we expect to incur additional repair costs which we believe are probable of being recovered through insurance proceeds. In addition to the repairs of physical damage to the buildings, the Company’s insurance coverage includes loss of business income (“Business Interruption”). Business Interruption includes reimbursement for lost revenue as well as incremental expenses incurred as a result of the hurricane. The Company has received payments from our insurance underwriters totaling approximately $2.1 million during the second quarter of fiscal 2018, of which approximately $1.6 million related to Business Interruption and has been included as a reduction to operating expenses in the Company’s Consolidated Statements of Operations and Comprehensive Loss. Based upon our assessment of the physical damages and insurance coverage, the Company currently estimates insurance proceeds will be sufficient to reimburse the Company for all damages and repair costs to fully restore the communities to their condition prior to the incident.

Facility Lease Transactions

The Company currently leases 46 senior housing communities from certain real estate investment trusts (“REITs”), 44 of which are accounted for as operating leases and two of which are accounted for as capital lease and financing obligations. The lease terms are generally for 10-15 years with renewal options for an additional 5-20 years at the Company’s option. Under these lease agreements, the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. The following table summarizes each of the Company’s facility lease agreements as of June 30, 2018 (dollars in millions):

Landlord	Initial Date of Lease	Number of Communities	Value of Transaction	Current Expiration and Renewal Term	Initial Lease Rate (1)	Lease Acquisition and Modification Costs (2)	Deferred Gains / Lease Concessions (3)
Ventas	September 30, 2005	4	$61.4	September 30, 2025 (4) (Two five-year renewals)	8%	$7.7	$4.2
Ventas	January 31, 2008	1	5.0	September 30, 2025 (4) (Two five-year renewals)	7.75%	0.2	—
Ventas	June 27, 2012	2	43.3	September 30, 2025 (4) (Two five-year renewals)	6.75%	0.8	—
HCP	May 1, 2006	3	54.0	October 31, 2020 (5) (Two 10-year renewals)	8%	0.3	12.8
HCP	May 31, 2006	6	43.0	April 30, 2026 (6) (One 10-year renewal)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	October 31, 2020 (5) (Two 10-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	October 31, 2020 (5) (Two 10-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	October 31, 2020 (5) (Two 10-year renewals)	7.25%	0.1	—
Welltower	April 16, 2010	5	48.5	April 30, 2025 (15 years) (One 15-year renewal)	8.25%	0.6	0.8
Welltower	May 1, 2010	3	36.0	April 30, 2025 (15 years) (One 15-year renewal)	8.25%	0.2	0.4
Welltower	September 10, 2010	12	104.6	September 30, 2025 (15 years) (One 15-year renewal)	8.50%	0.4	2.0
Welltower	April 8, 2011	4	141.0	April 30, 2026 (15 years) (One 15-year renewal)	7.25%	0.9	16.3
Subtotal						12.4	37.1
Accumulated amortization through June 30, 2018						(7.5)	—
Accumulated deferred gains / lease concessions recognized through June 30, 2018						—	(25.2)
Net lease acquisition costs / deferred gains / lease concessions as of June 30, 2018						$4.9	$11.9

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as set forth in each respective lease agreement.
(2)	Lease acquisition and modification costs are being amortized over the respective lease terms.
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

Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at June 30, 2018 and December 31, 2017.

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

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. The new lease standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new lease standard on the Company’s consolidated financial statements. Currently, we expect the adoption of ASU 2016-02 will have a material impact on the Company’s Consolidated Balance Sheet due to the recognition of right-of-use assets and lease liabilities principally for certain leases currently accounted for as operating leases.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	$	%	$	%	$	%	$	%
Revenues:
Resident revenue	$114,627	100.0	$116,718	100.0	$229,270	100.0	$232,708	100.0
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	72,968	63.7	73,289	62.8	144,668	63.1	146,067	62.7
General and administrative expenses	5,712	5.0	6,083	5.2	11,734	5.1	12,317	5.3
Facility lease expense	14,224	12.4	13,968	12.0	28,438	12.4	28,555	12.3
Loss on facility lease termination	—	—	—	—	—	—	12,858	5.5
Stock-based compensation expense	2,559	2.2	1,941	1.7	4,508	2.0	3,871	1.7
Depreciation and amortization expense	15,521	13.5	16,746	14.3	30,893	13.5	33,959	14.6
Total expenses	110,984	96.8	112,027	96.0	220,241	96.1	237,627	102.1
Income (Loss) from operations	3,643	3.2	4,691	4.0	9,029	3.9	(4,919)	(2.1)
Other income (expense):
Interest income	38	0.0	14	0.0	75	0.0	32	0.0
Interest expense	(12,615)	(11.0)	(12,404)	(10.6)	(25,066)	(10.9)	(24,409)	(10.5)
Gain (Loss) on disposition of assets, net	-	—	—	—	3	0.0	(125)	(0.0)
Other income	1	0.0	2	0.0	2	0.0	5	0.0
Loss before provision for income taxes	(8,933)	(7.8)	(7,697)	(6.6)	(15,957)	(7.0)	(29,416)	(12.6)
Provision for income taxes	(127)	(0.1)	(138)	(0.1)	(259)	(0.1)	(261)	(0.1)
Net loss	$(9,060)	(7.9)	$(7,835)	(6.7)	$(16,216)	(7.1)	$(29,677)	(12.7)

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Revenues.

Resident revenue was $114.6 million for the three months ended June 30, 2018, compared to $116.7 million for the three months ended June 30, 2017, representing a decrease of $2.1 million, or 1.8%. The decrease in resident revenue primarily results from the negative impacts of Hurricane Harvey, which resulted in the full evacuation of our residents at two of our senior housing communities located in southeast Texas during the third quarter of fiscal 2017. Although these communities reopened and began accepting residents in July 2018, both of these communities were undergoing repairs and remained fully vacated during the second quarter of fiscal 2018 which resulted in a reduction of approximately $2.3 million in our resident revenue when comparing the second quarter of fiscal 2018 to the second quarter of fiscal 2017. The decrease in revenue from the two senior housing communities negatively impacted by Hurricane Harvey was slightly offset by an increase in revenue at our other remaining senior housing communities of $0.2 million primarily due to a 1.1% increase in average monthly rental rates.

Expenses.

Total expenses were $111.0 million in the second quarter of fiscal 2018 compared to $112.0 million in the second quarter of fiscal 2017, representing a decrease of $1.0 million, or 0.9%. This decrease is primarily the result of a $1.2 million decrease in depreciation and amortization expense, a $0.4 million decrease in general and administrative expenses, and a $0.3 million decrease in operating expenses, slightly offset by a $0.6 million increase in stock-based compensation expense and a $0.3 million increase in facility lease expense.

•

The decrease in depreciation and amortization expense primarily results from a decrease in in-place lease amortization of $2.1 million from senior housing communities acquired by the Company prior to fiscal 2017, partially offset by an increase of $0.9 million due to an increase in depreciable assets at the Company’s other consolidated same-store communities resulting from ongoing capital improvements and refurbishments.
•

The decrease in general and administrative expenses primarily results from a net reduction of $1.3 million in employee insurance benefits and claims paid, which resulted in lower health insurance costs to the Company, and a decrease of $0.4 million due to lower amounts accrued for employee incentive compensation, partially offset by an increase of $0.7 million for employee benefit reserve adjustments and $0.6 million in general operating costs primarily attributable to increases in employee wages and benefits for annual merit increases and additional employees hired during or subsequent to the second quarter of fiscal 2017.

•

The decrease in operating expenses primarily results from a reduction of $1.6 million for insurance proceeds the Company received to cover Business Interruption during the second quarter of fiscal 2018, for the period the two communities located in southeast Texas were unoccupied due to Hurricane Harvey, a $0.6 million reduction in food costs primarily due to the Company’s recent procurement initiatives to streamline and automate purchasing and spend optimization, and a $0.5 million decrease in casualty losses due to better claims experience during the second quarter of fiscal 2018, partially offset by an increase of $1.1 million due to increased wages and benefits to employees for annual merit increases and incremental costs, including increased labor costs for additional staffing required for newly licensed memory care and assisted living units, to support changes in occupancy with more of our residents at higher levels of care, an increase of $0.5 million in property taxes and insurance, an increase of $0.5 million in provision for bad debts, and an increase of $0.3 million in utilities costs.

•

The increase in stock-based compensation expense results from the Company granting a larger number of shares of restricted stock to certain employees and directors of the Company during the first six months of fiscal 2018 when compared to the first six months of fiscal 2017.

•	The increase in facility lease expense primarily results from contingent annual rental rate escalations for certain existing facility leases.

Other income and expense.

•	Interest income generally reflects interest earned on the investment of cash balances and escrowed funds or interest associated with certain income tax refunds or property tax settlements.
•

Interest expense increased $0.2 million in the second quarter of fiscal 2018 when compared to the second quarter of fiscal 2017 primarily due to additional mortgage debt associated with certain supplemental loans obtained by the Company subsequent to the second quarter of fiscal 2017.

Provision for income taxes.

Provision for income taxes for the second quarter of fiscal 2018 was $0.1 million, or 1.4% of loss before income taxes, compared to a provision for income taxes of $0.1 million, or 1.8% of loss before income taxes, for the second quarter of fiscal 2017. The effective tax rates for the second quarters of fiscal 2018 and 2017 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. During each of the second quarters of fiscal 2018 and 2017, the Company consolidated 38 Texas communities and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, adjustments to the deferred tax asset valuation allowance of $2.1 million and $3.0 million were recorded during the second quarters of fiscal 2018 and 2017, respectively, to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized.

Net loss and comprehensive loss.

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(9.1 million) for the three months ended June 30, 2018, compared to net loss and comprehensive loss of $(7.8 million) for the three months ended June 30, 2017.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Revenues.

Resident revenue was $229.3 million for the six months ended June 30, 2018, compared to $232.7 million for the six months ended June 30, 2017, representing a decrease of $3.4 million, or 1.5%. The decrease in resident revenue primarily results from the negative impacts of Hurricane Harvey, which resulted in the full evacuation of our residents at two of our senior housing communities located in southeast Texas during the third quarter of fiscal 2017. Although these communities reopened and began accepting residents in July 2018, both of these communities were undergoing repairs and remained fully vacated during the first six months of fiscal 2018, which resulted in a reduction of approximately $4.7 million in our resident revenue when comparing the first six months of fiscal 2018 to the first six months of fiscal 2017. The decrease in revenue from the two senior housing communities negatively impacted by Hurricane Harvey was slightly offset by an increase in revenue at our other remaining senior housing communities of $1.2 million primarily due to a 1.4% increase in average monthly rental rates.

Expenses.

Total expenses were $220.2 million for the six months ended June 30, 2018, compared to $237.6 million for the six months ended June 30, 2017, representing a decrease of $17.4 million, or 7.3%. This decrease is primarily the result of a $12.9 million loss on facility lease termination incurred by the Company in the first quarter of fiscal 2017, a $3.1 million decrease in depreciation and amortization expense, a $1.4 million decrease in operating expenses, and a $0.6 million decrease in general and administrative expenses, slightly offset by a $0.6 million increase in stock-based compensation expense.

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

•

The decrease in depreciation and amortization expense primarily results from a decrease in in-place lease amortization of $5.3 million from senior housing communities acquired by the Company prior to fiscal 2017, partially offset by an increase of $2.3 million from a full two quarters of activity for senior housing communities acquired by the Company during the first quarter of fiscal 2017 and due to an increase in depreciable assets at the Company’s other consolidated same-store communities resulting from ongoing capital improvements and refurbishments.

•

The decrease in operating expenses primarily results from a reduction of $3.1 million for insurance proceeds the Company received to cover Business Interruption during the first six months of fiscal 2018, for the period the two communities located in southeast Texas were unoccupied due to Hurricane Harvey, a $1.0 million reduction in food costs primarily due to the Company’s recent procurement initiatives to streamline and automate purchasing and spend optimization, and a $0.6 million decrease in casualty losses due to better claims experience during the first six months of fiscal 2018, partially offset by an increase of $1.1 million due to increased wages and benefits to employees for annual merit increases and incremental costs, including increased labor costs for additional staffing required for newly licensed memory care and assisted living units, to support changes in occupancy with more of our residents at higher levels of care, an increase of $0.7 million in property taxes and insurance, an increase of $0.7 million in utilities costs, an increase of $0.5 million in provision for bad debts, and a $0.3 million increase in general operating costs.

•

The decrease in general and administrative expenses primarily results from a net reduction of $1.4 million in employee insurance benefits and claims paid, which resulted in lower health insurance costs to the Company, a decrease of $0.3 million in legal costs, and a decrease of $0.2 million due to lower amounts accrued for employee incentive compensation, partially offset by an increase of $0.7 million for employee benefit reserve adjustments and an increase of $0.6 million in general operating costs primarily attributable to increases in employee wages and benefits for annual merit increases and additional employees hired during or subsequent to the first six months of fiscal 2017.

•

The increase in stock-based compensation expense results from the Company granting a larger number of shares of restricted stock to certain employees and directors of the Company during the first six months of fiscal 2018 when compared to the first six months of fiscal 2017.

Other income and expense.

•	Interest income generally reflects interest earned on the investment of cash balances and escrowed funds or interest associated with certain income tax refunds or property tax settlements.

•

Interest expense increased $0.7 million in the first six months of fiscal 2018 when compared to the first six months of fiscal 2017 primarily due to a full two quarters of interest from the additional mortgage debt associated with the Four Property Lease Transaction that closed on January 31, 2017, whereby the Company acquired the underlying real estate associated with four of the senior housing communities previously leased from Ventas, and due to additional mortgage debt associated with certain supplemental loans obtained by the Company subsequent to the first six months of fiscal 2017.

Provision for income taxes.

Provision for income taxes for the first six months of fiscal 2018 was $0.3 million, or 1.6% of loss before income taxes, compared to a provision for income taxes of $0.3 million, or 0.9% of loss before income taxes, for the first six months of fiscal 2017. The effective tax rates for the first six months of fiscal 2018 and 2017 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the TMT, which effectively imposes tax on modified gross revenues for communities within the State of Texas. During each of the first six months of fiscal 2018 and 2017, the Company consolidated 38 Texas communities and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, adjustments to the deferred tax asset valuation allowance of $3.5 million and $16.1 million were recorded during the first six months of fiscal 2018 and 2017, respectively, to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized. The adjustment to the valuation allowance during the first six months of fiscal 2017 included an increase of $5.3 million for the adoption of ASU 2016-09, which was effective for the Company January 1, 2017.

Net loss and comprehensive loss.

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(16.2 million) for the six months ended June 30, 2018 and net loss and comprehensive loss of $(29.7 million) for the six months ended June 30, 2017.

Liquidity and Capital Resources

In addition to approximately $10.9 million of unrestricted cash balances on hand as of June 30, 2018, the Company’s principal sources of liquidity are expected to be cash flows from operations, supplemental debt financings, additional proceeds from debt refinancings, equity issuances, and/or proceeds from the sale of assets. The Company expects its available cash and cash flows from operations, supplemental debt financings, additional proceeds from debt refinancings, and proceeds from the sale of assets to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company, from time to time, considers and evaluates transactions related to its portfolio including supplemental debt financings, debt refinancings, equity issuances, purchases and sales of assets, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

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

In summary, the Company’s cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$15,108	$34,984
Net cash used in investing activities	(10,798)	(106,929)
Net cash (used in) provided by financing activities	(11,007)	54,207
Net decrease in cash and cash equivalents	$(6,697)	$(17,738)

Operating activities.

The net cash provided by operating activities for the six months ended June 30, 2018, primarily results from net non-cash charges of $36.9 million and a decrease in tax and insurance deposits of $3.3 million, partially offset by net loss of $(16.2 million), an increase in accounts receivable of $3.1 million, a decrease in accrued expenses of $2.4 million, a decrease in other liabilities of $1.9 million, and a decrease in accounts payable of $1.3 million. The net cash provided by operating activities for the six months ended June 30, 2017, primarily results from net non-cash charges of $55.6 million, a decrease in other assets of $5.4 million, a decrease in property tax and insurance deposits of $3.6 million, an increase in accounts payable of $2.9 million, an increase in other liabilities of $2.8 million, and a decrease in prepaid expenses of $2.0 million, partially offset by net loss of $(29.7 million), an increase in accounts receivable of $3.8 million, a decrease in accrued expenses of $2.9 million, and a decrease in deferred resident revenue of $0.5 million.

Investing activities.

The net cash used in investing activities for the six months ended June 30, 2018, primarily results from capital expenditures of $10.8 million associated with ongoing capital improvements and refurbishments at the Company’s senior housing communities. The net cash used in investing activities for the six months ended June 30, 2017, primarily results from capital expenditures of $21.9 million associated with ongoing capital improvements and refurbishments at the Company’s senior housing communities and the acquisition of senior housing communities by the Company of $85.0 million.

Financing activities.

The net cash used in financing activities for the six months ended June 30, 2018, primarily results from notes payable proceeds of $1.7 million related to insurance premium financing, repayments of notes payable of $11.2 million, and payments on capital lease and financing obligations of $1.5 million. The net cash provided by financing activities for the six months ended June 30, 2017, primarily results from notes payable proceeds of $66.6 million, of which $65.0 million is related to new mortgage debt associated with the acquisition of senior housing communities by the Company and approximately $1.6 million related to insurance premium financing, partially offset by repayments of notes payable of $10.3 million, payments on capital lease and financing obligations of $1.2 million, and deferred financing charges paid of $0.9 million.

Debt transactions.

Effective June 29, 2018, the Company extended its mortgage loan with Berkadia Commercial Mortgage LLC (“Berkadia”) on one of its senior living communities located in Canton, Ohio. The maturity date was extended to October 10, 2021 with an initial variable interest rate of LIBOR plus 5.0% with principal amortized over 25 years.

Effective May 31, 2018, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $1.7 million. The finance agreement has a fixed interest rate of 3.64% with the principal being repaid over an 11-month term.

The Company previously issued standby letters of credit with Wells Fargo Bank (“Wells Fargo”), totaling approximately $3.9 million, for the benefit of Hartford Financial Services (“Hartford”) in connection with the administration of workers’ compensation.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of June 30, 2018, the Company had $957.9 million in outstanding debt comprised of various fixed and variable interest rate debt instruments of $881.5 million and $76.4 million, respectively. In addition, as of June 30, 2018, the Company had $407.5 million in future facility lease obligations with contingent rent increases on certain leases based on changes in the consumer price index or certain operational performance measures.

Changes in interest rates would affect the fair market values of the Company’s fixed interest rate debt instruments, but would not have an impact on the Company’s earnings or cash flows. Fluctuations in interest rates on the Company’s variable interest rate debt instruments, which are tied to LIBOR, would affect the Company’s earnings and cash flows but would not affect the fair market values of the variable interest rate debt. Each percentage point increase in interest rates would impact the Company’s annual interest expense by approximately $0.8 million based on the Company’s outstanding variable interest rate debt as of June 30, 2018. Increases in the consumer price index could have an effect on future facility lease expense if the leased community exceeds the contingent rent escalation thresholds set forth in each of the Company’s lease agreements.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects shares purchased by the Company pursuant to its share repurchase program (as described below) as of June 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Total at March 31, 2018	494,115	$6.94	494,115	$6,570,222
April 1 – April 30, 2018	—	—	—	6,570,222
May 1 – May 31, 2018	—	—	—	6,570,222
June 1 – June 30, 2018	—	—	—	6,570,222
Total at June 30, 2018	494,115	$6.94	494,115	$6,570,222

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

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Lawrence A. Cohen pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Carey P. Hendrickson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

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
Date: August 1, 2018