Form 10-Q
period 2018-09-30
CAPITAL SENIOR LIVING CORP
filed 2018-11-07
CIK 1043000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2018, the Registrant had 31,275,825 outstanding shares of its Common Stock, $0.01 par value, per share.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except per share data)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$9,245	$17,646
Restricted cash	13,473	13,378
Accounts receivable, net	12,129	12,307
Property tax and insurance deposits	12,451	14,386
Prepaid expenses and other	4,647	6,332
Total current assets	51,945	64,049
Property and equipment, net	1,070,951	1,099,786
Other assets, net	16,817	18,836
Total assets	$1,139,713	$1,182,671
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,006	$7,801
Accrued expenses	37,678	40,751
Current portion of notes payable, net of deferred loan costs	18,016	19,728
Current portion of deferred income	14,342	13,840
Current portion of capital lease and financing obligations	3,347	3,106
Federal and state income taxes payable	299	383
Customer deposits	1,298	1,394
Total current liabilities	83,986	87,003
Deferred income	8,621	10,033
Capital lease and financing obligations, net of current portion	46,510	48,805
Deferred taxes	1,941	1,941
Other long-term liabilities	12,916	16,250
Notes payable, net of deferred loan costs and current portion	926,008	938,206
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares – 65,000; issued and outstanding shares – 31,262 and 30,505 in 2018 and 2017, respectively	318	310
Additional paid-in capital	186,054	179,459
Retained deficit	(123,211)	(95,906)
Treasury stock, at cost – 494 shares in 2018 and 2017	(3,430)	(3,430)
Total shareholders’ equity	59,731	80,433
Total liabilities and shareholders’ equity	$1,139,713	$1,182,671

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Resident revenue	$115,650	$117,318	$344,920	$350,026
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	76,195	74,636	220,863	220,703
General and administrative expenses	5,589	5,361	17,323	17,678
Facility lease expense	14,077	13,943	42,515	42,498
Loss on facility lease termination	—	—	—	12,858
Stock-based compensation expense	2,095	1,962	6,603	5,833
Depreciation and amortization expense	15,998	16,903	46,891	50,862
Total expenses	113,954	112,805	334,195	350,432
Income (Loss) from operations	1,696	4,513	10,725	(406)
Other income (expense):
Interest income	42	19	117	51
Interest expense	(12,705)	(12,531)	(37,771)	(36,940)
Gain (Loss) on disposition of assets, net	7	(1)	10	(126)
Other income	—	1	2	6
Loss before provision for income taxes	(10,960)	(7,999)	(26,917)	(37,415)
Provision for income taxes	(129)	(133)	(388)	(394)
Net loss	$(11,089)	$(8,132)	$(27,305)	$(37,809)
Per share data:
Basic net loss per share	$(0.37)	$(0.28)	$(0.92)	$(1.28)
Diluted net loss per share	$(0.37)	$(0.28)	$(0.92)	$(1.28)
Weighted average shares outstanding — basic	29,877	29,512	29,779	29,427
Weighted average shares outstanding — diluted	29,877	29,512	29,779	29,427
Comprehensive loss	$(11,089)	$(8,132)	$(27,305)	$(37,809)

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net loss	$(27,305)	$(37,809)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,891	50,862
Amortization of deferred financing charges	1,281	1,216
Amortization of deferred lease costs and lease intangibles	638	647
Amortization of lease incentives	(1,426)	(950)
Deferred income	(712)	(899)
Lease incentives	—	5,159
Loss on facility lease termination	—	12,858
(Gain) Loss on disposition of assets, net	(10)	126
Provision for bad debts	2,254	1,355
Stock-based compensation expense	6,603	5,833
Changes in operating assets and liabilities:
Accounts receivable	(2,076)	(3,834)
Property tax and insurance deposits	1,935	1,753
Prepaid expenses and other	1,685	2,387
Other assets	1,267	5,149
Accounts payable	1,205	(1,076)
Accrued expenses	(3,073)	(2,400)
Other liabilities	(1,908)	3,649
Federal and state income taxes receivable/payable	(84)	(108)
Deferred resident revenue	(198)	(1,520)
Customer deposits	(96)	(117)
Net cash provided by operating activities	26,871	42,281
Investing Activities
Capital expenditures	(17,954)	(30,165)
Cash paid for acquisitions	—	(85,000)
Proceeds from disposition of assets	22	16
Net cash used in investing activities	(17,932)	(115,149)
Financing Activities
Proceeds from notes payable	1,740	66,584
Repayments of notes payable	(16,844)	(15,414)
Cash payments for capital lease and financing obligations	(2,054)	(2,117)
Deferred financing charges paid	(87)	(950)
Net cash (used in) provided by financing activities	(17,245)	48,103
Decrease in cash and cash equivalents	(8,306)	(24,765)
Cash and cash equivalents and restricted cash at beginning of period	31,024	47,323
Cash and cash equivalents and restricted cash at end of period	$22,718	$22,558
Supplemental Disclosures
Cash paid during the period for:
Interest	$36,345	$35,108
Income taxes	$546	$534

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

1. BASIS OF PRESENTATION

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior housing communities in the United States in terms of resident capacity. The Company owns, operates, and manages senior housing communities throughout the United States. As of September 30, 2018, the Company operated 129 senior housing communities in 23 states with an aggregate capacity of approximately 16,500 residents, including 83 senior housing communities that the Company owned and 46 senior housing communities that the Company leased. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying Consolidated Balance Sheet, as of December 31, 2017, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2017, and the accompanying unaudited consolidated financial statements, as of and for the three and nine month periods ended September 30, 2018 and 2017, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have not been included pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2018.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2018, results of operations for the three and nine month periods ended September 30, 2018 and 2017, and cash flows for the nine month periods ended September 30, 2018 and 2017. The results of operations for the three and nine month periods ended September 30, 2018, are not necessarily indicative of the results for the year ending December 31, 2018.

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

The following table sets forth our cash and cash equivalents and restricted cash (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash and cash equivalents	$9,245	$9,186
Restricted cash	13,473	13,372
	$22,718	$22,558

Revenue Recognition

Resident revenue consists of fees for basic housing and certain support services and fees associated with additional housing and expanded support requirements such as assisted living care, memory care, and ancillary services. Basic housing and certain support services revenue is recorded when services are rendered and amounts billed are due from residents in the period in which the rental and other services are provided which totaled approximately $113.8 million and $339.2 million, respectively, for the three and nine months ended September 30, 2018 and $115.2 million and $343.4 million, respectively, for the three and nine months ended September 30, 2017. Residency agreements are generally short term in nature with durations of one year or less and are typically terminable by either party, under certain circumstances, upon providing 30 days’ notice, unless state law provides otherwise, with resident fees billed monthly in advance. At June 30, 2018 and December 31, 2017, the Company had contract liabilities for deferred resident fees paid by our residents prior to the month housing and support services were to be provided totaling approximately $3.8 million and $3.9 million, respectively, which were recognized into revenue during the three and nine months ended September 30, 2018. The Company had contract liabilities for deferred resident fees totaling approximately $3.7 million and $3.9 million, respectively, which are included as a component of deferred income within current liabilities of the Company’s Consolidated Balance Sheets at September 30, 2018 and

December 31, 2017. Revenue for certain ancillary services is recognized as services are provided, and includes fees for services such as medication management, daily living activities, beautician/barber, laundry, television, guest meals, pets, and parking which are generally billed monthly in arrears and totaled approximately $1.2 million and $3.6 million, respectively, for the three and nine months ended September 30, 2018, and $1.2 million and $3.8 million, respectively, for the three and nine months ended September 30, 2017, as a component of resident revenue within the Company’s Consolidated Statements of Operations and Comprehensive Loss.

The Company's senior housing communities have residency agreements which generally require the resident to pay a community fee prior to moving into the community and are recorded initially by the Company as deferred revenue. At each of September 30, 2018 and December 31, 2017, the Company had contract liabilities for deferred community fees totaling approximately $1.3 million, which are included as a component of deferred income within current liabilities of the Company’s Consolidated Balance Sheets. The Company recognized community fees as a component of resident revenue within the Company’s Consolidated Statements of Operations and Comprehensive Loss of approximately $0.7 million and $2.1 million, respectively, during the three and nine months ended September 30, 2018, and $0.9 million and $2.8 million, respectively, for the three and nine months ended September 30, 2017.

Lease Accounting

The Company determines whether to account for its leases as operating, capital or financing leases depending on the underlying terms of each lease agreement. This determination of classification is complex and requires significant judgment relating to certain information including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. As of September 30, 2018, the Company leased 46 senior housing communities, 44 of which the Company classified as operating leases and two of which the Company classified as capital lease and financing obligations. The Company incurs lease acquisition costs and amortizes these costs over the term of the respective lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions, and as such, any related gains have been deferred and are being amortized over the respective lease term. Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at September 30, 2018 and December 31, 2017.

Credit Risk and Allowance for Doubtful Accounts

The Company’s resident receivables are generally due within 30 days from the date billed. Accounts receivable are reported net of an allowance for doubtful accounts of $6.2 million and $4.9 million at September 30, 2018, and December 31, 2017, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.

Employee Health and Dental Benefits, Workers’ Compensation, and Insurance Reserves

The Company offers certain full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior housing communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred at September 30, 2018; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

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

Income Taxes

Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. The effective tax rates for the three and nine months ended September 30, 2018 and 2017 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. During each of the three and nine months ended September 30, 2018 and 2017, the Company consolidated 38 Texas communities, and the TMT increased the overall provision for income taxes.

Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which we expect those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this analysis, an adjustment to the valuation allowance of $2.7 million and $3.1 million was recorded during the third quarters of fiscal 2018 and 2017, respectively. Adjustments to the valuation allowance for the nine months ended September 30, 2018 and 2017 were $6.3 million and $19.1 million, respectively. The valuation allowance reduces the Company’s net deferred tax assets to the amount that is “more likely than not” (i.e., a greater than 50% likelihood) to be realized and resulted in net reductions of $43.0 million and $36.7 million to the Company’s deferred tax assets at September 30, 2018 and December 31, 2017, respectively. However, in the event that we were to determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period such determination was made. The benefits of the net deferred tax assets might not be realized if actual results differ from expectations.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(11,089)	$(8,132)	$(27,305)	$(37,809)
Net loss allocated to unvested restricted shares	—	—	—	—
Undistributed net loss allocated to common shares	$(11,089)	$(8,132)	$(27,305)	$(37,809)
Weighted average shares outstanding – basic	29,877	29,512	29,779	29,427
Effects of dilutive securities:
Employee equity compensation plans	—	—	—	—
Weighted average shares outstanding – diluted	29,877	29,512	29,779	29,427
Basic net loss per share – common shareholders	$(0.37)	$(0.28)	$(0.92)	$(1.28)
Diluted net loss per share – common shareholders	$(0.37)	$(0.28)	$(0.92)	$(1.28)

Awards of unvested restricted stock representing approximately 1,367,000 and 957,000 shares were outstanding for the three months ended September 30, 2018 and 2017, respectively, and awards of unvested restricted stock representing approximately 1,339,000 and 884,000 shares were outstanding for the nine months ended September 30, 2018 and 2017, respectively, and were antidilutive for each period as a result of the net loss reported by the Company for such periods. Accordingly, such shares were not included in the calculation of diluted weighted average shares outstanding.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. All shares acquired by the Company have been purchased in open-market transactions. There were no repurchases of the Company’s common stock during the nine months ended September 30, 2018 or fiscal 2017.

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

The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At September 30, 2018 and December 31, 2017, these communities carried a total net book value of approximately $976.9 million and $1.0 billion, respectively, with total mortgage loans outstanding, excluding deferred loan costs, of approximately $950.3 million and $963.1 million, respectively.

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the terms of the respective notes. At September 30, 2018 and December 31, 2017, the Company had gross deferred loan costs of approximately $14.1 million and $14.0 million, respectively. Accumulated amortization was approximately $5.9 million and $4.6 million at September 30, 2018 and December 31, 2017, respectively. The Company was in compliance with all aspects of its outstanding indebtedness at September 30, 2018, and December 31, 2017.

5. EQUITY

Preferred Stock

The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Company’s board of directors without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of September 30, 2018 or December 31, 2017.

Share Repurchases

On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. Shares of stock repurchased under the program will be held as treasury shares. Pursuant to this authorization, during fiscal 2009, the Company purchased 349,800 shares at an average cost of $2.67 per share for a total cost to the Company of approximately $0.9 million. On January 14, 2016, the Company announced that its board of directors approved a continuation of the share repurchase program. Pursuant to this authorization, during the first quarter of fiscal 2016, the Company purchased 144,315 shares of its common stock at an average cost of $17.29 per share for a total cost to the Company of approximately $2.5 million. All such purchases were made in open market transactions. The Company has not purchased any additional shares of its common stock pursuant to the Company’s share repurchase program during the nine months ended September 30, 2018 or fiscal 2017.

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

Stock Options

Although the Company has not granted stock options in recent years, the Company has historically granted stock options to attract, retain and provide incentives for employees, officers and directors and to more closely align stockholder interests with those of our employees and directors. The Company’s stock options generally vest over a period of one to five years and the related expense is amortized on a straight-line basis over the vesting period. No stock options were outstanding at September 30, 2018.

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

The Company recognizes compensation expense of a restricted stock award over its respective vesting or performance period based on the fair value of the award on the grant date, net of actual forfeitures. A summary of the Company’s restricted stock awards activity and related information for the nine month period ended September 30, 2018 is presented below:

	Outstanding at Beginning of Period	Granted	Vested	Cancelled	Outstanding at End of Period
Shares	964,484	814,571	(354,361)	(57,712)	1,366,982

The restricted stock outstanding at September 30, 2018 had an intrinsic value of approximately $12.9 million.

During the nine months ended September 30, 2018, the Company awarded 814,571 shares of restricted common stock to certain employees and directors of the Company, of which 237,840 shares were subject to performance and market-based vesting conditions. The average market value of the common stock on the date of grant was $11.12. These awards of restricted stock vest over a one to four-year period and had an intrinsic value of approximately $9.1 million on the date of grant. Additionally, during the nine months ended September 30, 2018, the Company awarded 67,356 restricted stock units to certain directors of the Company with an average market value of $10.69 on the date of grant. These awards of restricted stock units vest over a one-year period and had an intrinsic value of approximately $0.7 million on the date of grant.

Unrecognized stock-based compensation expense was $11.5 million as of September 30, 2018. If all awards granted are earned, the Company expects this expense to be recognized over a one to three-year period for performance and market-based stock awards and a one to four-year period for nonperformance-based stock awards and units.

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

The Company had two of its senior housing communities located in southeast Texas impacted by Hurricane Harvey during the third quarter of fiscal 2017. We maintain insurance coverage on these communities which includes damage caused by flooding. The insurance claim for this incident required a deductible of $100,000 that was expensed as a component of operating expenses in the Company’s Consolidated Statement of Operations and Comprehensive Loss in the third quarter of fiscal 2017. Physical repairs have been substantially completed to restore the communities to their condition prior to the incident and these communities reopened and began accepting residents in July 2018. Through September 30, 2018, we have incurred approximately $6.6 million in clean-up and physical repair costs which we believe most are probable of being recovered through insurance proceeds. In addition to the repairs of physical damage to the buildings, the Company’s insurance coverage includes loss of business income (“Business Interruption”). Business Interruption includes reimbursement for lost revenue as well as incremental expenses incurred as a result of the hurricane. The Company received payments from our insurance underwriters totaling approximately $3.2 million and $7.3 million, respectively, during the three and nine months ended September 30, 2018, of which approximately $1.3 million and $4.5 million, respectively, related to Business Interruption and has been included as a reduction to operating expenses in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

In July 2018, the Company received notifications from the Internal Revenue Service (“IRS”) pursuant to the Affordable Care Act (“ACA”) that the Company may be liable for an Employer Shared Responsibility Payment (“ESRP”) in the amount of approximately $2.1 million for the year ended December 31, 2015. The ESRP is applicable to employers that had 50 or more full-time equivalent employees, did not offer minimum essential coverage (“MEC”) to at least 70% of full-time employees and their dependents, or did offer MEC to at least 70% of full-time employees and their dependents which did not meet the affordable or minimum value criteria and had one or more full-time employees certified as being allowed the premium tax credit (“PTC”).The IRS determines the amount of the proposed ESRP from information returns completed by employers and from income tax returns completed by employees. Based upon the Company’s initial review of the notifications provided by the IRS, the Company has preliminarily concluded it would be liable for approximately $0.2 million of the ESRP assessments which has been accrued within employee benefit reserves. The Company has formally responded to the IRS and provided information that it believes will support a revision to the initial ESRP assessments. However, no assurances can be given that the IRS will agree with the Company’s preliminary conclusions. In the event that the IRS does not revise its initial ESRP assessments, the Company may request an appeal.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and fair values of financial instruments at September 30, 2018 and December 31, 2017, are as follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$9,245	$9,245	$17,646	$17,646
Restricted cash	13,473	13,473	13,378	13,378
Notes payable, excluding deferred loan costs	952,227	855,503	967,332	929,000

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain information contained in this report constitutes “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “intend,” “could,” “believe,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Examples of forward-looking statements, include, without limitation, those relating to the Company’s future business prospects and strategies, financial results, working capital, liquidity, capital needs and expenditures, interest costs, insurance availability and contingent liabilities. Forward-looking statements are subject to certain risks and uncertainties that could cause the Company’s actual results and financial condition to differ materially from those indicated in the forward-looking statements, including, but not limited to, the Company’s ability to generate sufficient cash flow to satisfy its debt and lease obligations and to fund the Company’s capital improvement projects to expand, redevelop, and/or reposition its senior living communities; the Company’s ability to obtain additional capital on terms acceptable to it; the Company’s ability to extend or refinance its existing debt as such debt matures; the Company’s compliance with its debt and lease agreements, including certain financial covenants, and the risk of cross-default in the event such non-compliance occurs; the Company’s ability to complete acquisitions and dispositions upon favorable terms or at all; the risk of oversupply and increased competition in the markets which the Company operates; the risk of increased competition for skilled workers due to wage pressure and changes in regulatory requirements; the departure of the Company’s key officers and personnel; the cost and difficulty of complying with applicable licensure, legislative oversight, or regulatory changes; the risks associated with a decline in economic conditions generally; the adequacy and continued availability of the Company’s insurance policies and the Company’s ability to recover any losses it sustains under such policies; changes in accounting principles and interpretations; and the other risks and factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission (“SEC”), including those set forth under “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

Overview

The following discussion and analysis addresses (i) the Company’s results of operations for the three and nine months ended September 30, 2018 and 2017, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

As of September 30, 2018, the Company operated 129 senior housing communities in 23 states with an aggregate capacity of approximately 16,500 residents, including 83 senior housing communities that the Company owned and 46 senior housing communities that the Company leased.

Significant Financial and Operational Highlights

The Company primarily derives its revenue by providing senior living and healthcare services to the elderly. When comparing the third quarter of fiscal 2018 to the third quarter of fiscal 2017, the Company generated resident revenue of approximately $115.7 million compared to resident revenue of approximately $117.3 million, respectively, representing a decrease of approximately $1.7 million, or 1.4%. Our resident revenue continues to be negatively impacted from the aftermath of Hurricane Harvey, which resulted in the full evacuation of our residents at two of our senior housing communities located in southeast Texas during the third quarter of fiscal 2017. Although physical repairs were substantially completed and both of these communities began accepting residents during the third quarter of fiscal 2018, unoccupied units at these communities resulted in a decrease of approximately $0.8 million in our resident revenue during the third quarter of fiscal 2018 when compared to the third quarter of fiscal 2017. In addition to the decrease in resident revenue from the two senior housing communities negatively impacted by Hurricane Harvey, we also experienced a decrease in resident revenue at our other remaining senior housing communities of $0.9 million, which was primarily due to a 1.3% decrease in average financial occupancies.

Excluding the two senior housing communities negatively impacted by Hurricane Harvey, the average financial occupancy rate for the third quarters of fiscal 2018 and 2017 was 85.4% and 86.7%, respectively. Although average financial occupancies decreased, we experienced an increase in average monthly rental rates of 0.6% when comparing the third quarter of fiscal 2018 to the third quarter of fiscal 2017.

As mentioned above, the Company had two of its senior housing communities located in southeast Texas impacted by Hurricane Harvey during the third quarter of fiscal 2017. We maintain insurance coverage on these communities which includes damage caused by flooding. The insurance claim for this incident required a deductible of $100,000 that was expensed as a component of operating expenses in the Company’s Consolidated Statement of Operations and Comprehensive Loss in the third quarter of fiscal 2017. Physical repairs have been substantially completed to restore the communities to their condition prior to the incident and these communities reopened and began accepting residents in July 2018. Through September 30, 2018, we have incurred approximately $6.6 million in clean-up and physical repair costs which we believe most are probable of being recovered through insurance proceeds. In addition to the repairs of physical damage to the buildings, the Company’s insurance coverage includes loss of business income (“Business Interruption”). Business Interruption includes reimbursement for lost revenue as well as incremental expenses incurred as a result of the hurricane. The Company has received payments from our insurance underwriters totaling approximately $3.2 million during the third quarter of fiscal 2018, of which approximately $1.3 million related to Business Interruption and has been included as a reduction to operating expenses in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Facility Lease Transactions

The Company currently leases 46 senior housing communities from certain real estate investment trusts (“REITs”), 44 of which are accounted for as operating leases and two of which are accounted for as capital lease and financing obligations. The lease terms are generally for 10-15 years with renewal options for an additional 5-20 years at the Company’s option. Under these lease agreements, the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. The following table summarizes each of the Company’s facility lease agreements as of September 30, 2018 (dollars in millions):

Landlord	Initial Date of Lease	Number of Communities	Value of Transaction	Current Expiration and Renewal Term	Initial Lease Rate (1)	Lease Acquisition and Modification Costs (2)	Deferred Gains / Lease Concessions (3)
Ventas	September 30, 2005	4	$61.4	September 30, 2025 (4) (Two five-year renewals)	8%	$7.7	$4.2
Ventas	January 31, 2008	1	5.0	September 30, 2025 (4) (Two five-year renewals)	7.75%	0.2	—
Ventas	June 27, 2012	2	43.3	September 30, 2025 (4) (Two five-year renewals)	6.75%	0.8	—
HCP	May 1, 2006	3	54.0	October 31, 2020 (5) (Two 10-year renewals)	8%	0.3	12.8
HCP	May 31, 2006	6	43.0	April 30, 2026 (6) (One 10-year renewal)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	October 31, 2020 (5) (Two 10-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	October 31, 2020 (5) (Two 10-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	October 31, 2020 (5) (Two 10-year renewals)	7.25%	0.1	—
Welltower	April 16, 2010	5	48.5	April 30, 2025 (15 years) (One 15-year renewal)	8.25%	0.6	0.8
Welltower	May 1, 2010	3	36.0	April 30, 2025 (15 years) (One 15-year renewal)	8.25%	0.2	0.4
Welltower	September 10, 2010	12	104.6	September 30, 2025 (15 years) (One 15-year renewal)	8.50%	0.4	2.0
Welltower	April 8, 2011	4	141.0	April 30, 2026 (15 years) (One 15-year renewal)	7.25%	0.9	16.3
Subtotal						12.4	37.1
Accumulated amortization through September 30, 2018						(7.7)	—
Accumulated deferred gains / lease concessions recognized through September 30, 2018						—	(25.7)
Net lease acquisition costs / deferred gains / lease concessions as of September 30, 2018						$4.7	$11.4

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as set forth in each respective lease agreement.
(2)	Lease acquisition and modification costs are being amortized over the respective lease terms.
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

Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at September 30, 2018 and December 31, 2017.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	$	%	$	%	$	%	$	%
Revenues:
Resident revenue	$115,650	100.0	$117,318	100.0	$344,920	100.0	$350,026	100.0
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	76,195	65.9	74,636	63.6	220,863	64.0	220,703	63.1
General and administrative expenses	5,589	4.8	5,361	4.6	17,323	5.0	17,678	5.0
Facility lease expense	14,077	12.2	13,943	11.9	42,515	12.3	42,498	12.1
Loss on facility lease termination	—	—	—	—	—	—	12,858	3.7
Stock-based compensation expense	2,095	1.8	1,962	1.7	6,603	1.9	5,833	1.7
Depreciation and amortization expense	15,998	13.8	16,903	14.4	46,891	13.6	50,862	14.5
Total expenses	113,954	98.5	112,805	96.2	334,195	96.8	350,432	100.1
Income (Loss) from operations	1,696	1.5	4,513	3.8	10,725	3.2	(406)	(0.1)
Other income (expense):
Interest income	42	0.0	19	0.0	117	0.0	51	0.0
Interest expense	(12,705)	(11.0)	(12,531)	(10.6)	(37,771)	(11.0)	(36,940)	(10.6)
Gain (Loss) on disposition of assets, net	7	—	(1)	—	10	0.0	(126)	(0.0)
Other income	—	0.0	1	0.0	2	0.0	6	0.0
Loss before provision for income taxes	(10,960)	(9.5)	(7,999)	(6.8)	(26,917)	(7.8)	(37,415)	(10.7)
Provision for income taxes	(129)	(0.1)	(133)	(0.1)	(388)	(0.1)	(394)	(0.1)
Net loss	$(11,089)	(9.6)	$(8,132)	(6.9)	$(27,305)	(7.9)	$(37,809)	(10.8)

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Revenues.

Resident revenue was $115.7 million for the three months ended September 30, 2018, compared to $117.3 million for the three months ended September 30, 2017, representing a decrease of $1.7 million, or 1.4%. The decrease in resident revenue primarily results from the negative impacts of Hurricane Harvey, which resulted in the full evacuation of our residents at two of our senior housing communities located in southeast Texas during the third quarter of fiscal 2017. Although these communities reopened and began accepting residents in July 2018, unoccupied units at these communities resulted in a decrease of approximately $0.8 million in our resident revenue during the third quarter of fiscal 2018 when compared to the third quarter of fiscal 2017. Additionally, we also experienced a decrease in resident revenue at our other remaining senior housing communities of $0.9 million primarily due to a 1.3% decrease in average financial occupancies.

Expenses.

Total expenses were $114.0 million in the third quarter of fiscal 2018 compared to $112.8 million in the third quarter of fiscal 2017, representing an increase of $1.1 million, or 1.0%. This increase is primarily the result of a $1.6 million increase in operating expenses, a $0.2 million increase in general and administrative expenses, a $0.1 million increase in stock-based compensation expense, and a $0.1 million increase in facility lease expense, slightly offset by a $0.9 million decrease in depreciation and amortization expense.

•

The increase in operating expenses primarily results from an increase of $1.3 million due to increased wages and benefits to employees for annual merit increases and incremental costs, including increased labor costs for additional staffing required for newly licensed memory care and assisted living units, to support changes in occupancy with more of our residents at higher levels of care, an increase of $0.4 million in provision for bad debts, an increase of $0.4 million in promotion and marketing costs, an increase of $0.3 million for medical supplies and resident services, and an increase of $0.2 million in property taxes and insurance, partially offset by a reduction of $0.6 million for insurance proceeds the Company received to cover Business Interruption during the third quarter of fiscal 2018, for units unoccupied during the period at the two communities located in southeast Texas which were impacted by Hurricane Harvey and a $0.4 million reduction in food costs primarily due to the Company’s recent procurement initiatives to streamline and automate purchasing and spend optimization.

•

The increase in general and administrative expenses primarily results from an increase of $1.4 million in general operating costs primarily attributable to a $0.6 million increase in employee wages and benefits for annual merit increases and additional employees hired during or subsequent to the third quarter of fiscal 2017 and an increase of $0.6 million related to ongoing renovation and conversion activities at our communities, partially offset by a decrease of $0.7 million due to lower amounts accrued for employee incentive compensation and a net reduction of $0.5 million in employee insurance benefits and claims paid, which resulted in lower health insurance costs to the Company.

•

The increase in stock-based compensation expense results from the Company granting a larger number of shares of restricted stock to certain employees and directors of the Company during the first nine months of fiscal 2018 when compared to the first nine months of fiscal 2017.

•	The increase in facility lease expense primarily results from contingent annual rental rate escalations for certain existing facility leases.
•

The decrease in depreciation and amortization expense primarily results from a decrease in in-place lease amortization of $2.1 million from senior housing communities acquired by the Company prior to fiscal 2017, partially offset by an increase of $1.2 million due to an increase in depreciable assets at the Company’s communities resulting from ongoing capital improvements and refurbishments.

Other income and expense.

•	Interest income generally reflects interest earned on the investment of cash balances and escrowed funds or interest associated with certain income tax refunds or property tax settlements.
•

Interest expense increased $0.2 million in the third quarter of fiscal 2018 when compared to the third quarter of fiscal 2017 primarily due to additional mortgage debt associated with certain supplemental loans obtained by the Company subsequent to the third quarter of fiscal 2017.

Provision for income taxes.

Provision for income taxes for the third quarter of fiscal 2018 was $0.1 million, or 1.2% of loss before income taxes, compared to a provision for income taxes of $0.1 million, or 1.7% of loss before income taxes, for the third quarter of fiscal 2017. The effective tax rates for the third quarters of fiscal 2018 and 2017 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. During each of the third quarters of fiscal 2018 and 2017, the Company consolidated 38 Texas communities and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, adjustments to the deferred tax asset valuation allowance of $2.7 million and $3.1 million were recorded during the third quarters of fiscal 2018 and 2017, respectively, to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized.

Net loss and comprehensive loss.

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(11.1 million) for the three months ended September 30, 2018, compared to net loss and comprehensive loss of $(8.1 million) for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Revenues.

Resident revenue was $344.9 million for the nine months ended September 30, 2018, compared to $350.0 million for the nine months ended September 30, 2017, representing a decrease of $5.1 million, or 1.5%. The decrease in resident revenue primarily results from the negative impacts of Hurricane Harvey, which resulted in the full evacuation of our residents at two of our senior housing communities located in southeast Texas during the third quarter of fiscal 2017. Although these communities reopened and began accepting residents in July 2018, unoccupied units at these communities resulted in a decrease of approximately $5.5 million in our resident revenue during the first nine months of fiscal 2018 when compared to the first nine months of fiscal 2017. The decrease in resident revenue from the two senior housing communities negatively impacted by Hurricane Harvey was slightly offset by an increase in resident revenue at our other remaining senior housing communities of $0.3 million primarily due to a 1.1% increase in average monthly rental rates.

Expenses.

Total expenses were $334.2 million for the nine months ended September 30, 2018, compared to $350.4 million for the nine months ended September 30, 2017, representing a decrease of $16.2 million, or 4.6%. This decrease is primarily the result of a $12.9 million loss on facility lease termination incurred by the Company in the first quarter of fiscal 2017, a $4.0 million decrease in depreciation and amortization expense, and a $0.4 million decrease in general and administrative expenses, slightly offset by a $0.8 million increase in stock-based compensation expense.

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

•

The decrease in depreciation and amortization expense primarily results from a decrease in in-place lease amortization of $7.4 million from senior housing communities acquired by the Company prior to fiscal 2017, partially offset by an increase of $3.4 million from a full three quarters of activity for senior housing communities acquired by the Company during the first quarter of fiscal 2017 and due to an increase in depreciable assets at the Company’s communities resulting from ongoing capital improvements and refurbishments.

•

The decrease in general and administrative expenses primarily results from a net reduction of $1.9 million in employee insurance benefits and claims paid, which resulted in lower health insurance costs to the Company, and a decrease of $0.9 million due to lower amounts accrued for employee incentive compensation, partially offset by an increase of $1.3 million in general operating costs primarily attributable to increases in employee wages and benefits for annual merit increases and additional employees hired during or subsequent to the first nine months of fiscal 2017, an increase of $0.7 million for employee benefit reserve adjustments, and an increase of $0.4 million related to ongoing renovation and conversion activities at our communities.

•

The increase in stock-based compensation expense results from the Company granting a larger number of shares of restricted stock to certain employees and directors of the Company during the first nine months of fiscal 2018 when compared to the first nine months of fiscal 2017.

Other income and expense.

•	Interest income generally reflects interest earned on the investment of cash balances and escrowed funds or interest associated with certain income tax refunds or property tax settlements.
•

Interest expense increased $0.8 million in the first nine months of fiscal 2018 when compared to the first nine months of fiscal 2017 primarily due to a full three quarters of interest from the additional mortgage debt associated with the Four Property Lease Transaction that closed on January 31, 2017, whereby the Company acquired the underlying real estate associated with four of the senior housing communities previously leased from Ventas, and due to additional mortgage debt associated with certain supplemental loans obtained by the Company subsequent to the first nine months of fiscal 2017.

Provision for income taxes.

Provision for income taxes for the first nine months of fiscal 2018 was $0.4 million, or 1.4% of loss before income taxes, compared to a provision for income taxes of $0.4 million, or 1.1% of loss before income taxes, for the first nine months of fiscal 2017. The effective tax rates for the first nine months of fiscal 2018 and 2017 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the TMT, which effectively imposes tax on modified gross revenues for communities within the State of Texas. During each of the first nine months of fiscal 2018 and 2017, the Company consolidated 38 Texas communities and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, adjustments to the deferred tax asset valuation allowance of $6.3 million and $19.1 million were recorded during the first nine months of fiscal 2018 and 2017, respectively, to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized. The adjustment to the valuation allowance during the first nine months of fiscal 2017 included an increase of $5.3 million for the adoption of ASU 2016-09, which was effective for the Company January 1, 2017.

Net loss and comprehensive loss.

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(27.3 million) for the nine months ended September 30, 2018 and net loss and comprehensive loss of $(37.8 million) for the nine months ended September 30, 2017.

Liquidity and Capital Resources

In addition to approximately $9.2 million of unrestricted cash balances on hand as of September 30, 2018, the Company’s principal sources of liquidity are expected to be cash flows from operations, supplemental debt financings, additional proceeds from debt refinancings, equity issuances, and/or proceeds from the sale of assets. The Company expects its available cash and cash flows from operations, supplemental debt financings, additional proceeds from debt refinancings, and proceeds from the sale of assets to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for renovations, conversions, acquisitions, and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company, from time to time, considers and evaluates transactions related to its portfolio including supplemental debt financings, debt refinancings, equity issuances, purchases and sales of assets, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

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

In summary, the Company’s cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$26,871	$42,281
Net cash used in investing activities	(17,932)	(115,149)
Net cash (used in) provided by financing activities	(17,245)	48,103
Net decrease in cash and cash equivalents	$(8,306)	$(24,765)

Operating activities.

The net cash provided by operating activities for the nine months ended September 30, 2018, primarily results from net non-cash charges of $55.5 million, a decrease in tax and insurance deposits of $1.9 million, a decrease in prepaid expenses of $1.7 million, a decrease in other assets of $1.3 million, and an increase in accounts payable of $1.2 million, partially offset by net loss of $(27.3 million), an increase in accounts receivable of $2.1 million, a decrease in accrued expenses of $3.1 million, a decrease in other liabilities of $1.9 million, and an decrease in deferred resident revenue of $0.2 million. The net cash provided by operating activities for the nine months ended September 30, 2017, primarily results from net non-cash charges of $76.2 million, a decrease in other assets of $5.1 million, an increase in other liabilities of $3.6 million, a decrease in prepaid expenses of $2.4 million, and a decrease in property tax and insurance deposits of $1.8 million, partially offset by net loss of $(37.8 million), an increase in accounts receivable of $3.8 million, a decrease in accrued expenses of $2.4 million, a decrease in deferred resident revenue of $1.5 million, and a decrease in accounts payable of $1.1 million.

Investing activities.

The net cash used in investing activities for the nine months ended September 30, 2018, primarily results from capital expenditures of $18.0 million associated with ongoing capital improvements and refurbishments at the Company’s senior housing communities. The net cash used in investing activities for the nine months ended September 30, 2017, primarily results from capital expenditures of $30.2 million associated with ongoing capital renovations and refurbishments and the acquisition of senior housing communities by the Company of $85.0 million.

Financing activities.

The net cash used in financing activities for the nine months ended September 30, 2018, primarily results from notes payable proceeds of $1.7 million related to insurance premium financing, repayments of notes payable of $16.8 million, and payments on capital lease and financing obligations of $2.1 million. The net cash provided by financing activities for the nine months ended September 30, 2017, primarily results from notes payable proceeds of $66.6 million, of which $65.0 million is related to new mortgage debt associated with the acquisition of senior housing communities by the Company and approximately $1.6 million related to insurance premium financing, partially offset by repayments of notes payable of $15.4 million, payments on capital lease and financing obligations of $2.1 million, and deferred financing charges paid of $1.0 million.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of September 30, 2018, the Company had $952.2 million in outstanding debt comprised of various fixed and variable interest rate debt instruments of $875.9 million and $76.3 million, respectively. In addition, as of September 30, 2018, the Company had $396.5 million in future facility lease obligations with contingent rent increases on certain leases based on changes in the consumer price index or certain operational performance measures.

Changes in interest rates would affect the fair market values of the Company’s fixed interest rate debt instruments, but would not have an impact on the Company’s earnings or cash flows. Fluctuations in interest rates on the Company’s variable interest rate debt instruments, which are tied to LIBOR, would affect the Company’s earnings and cash flows but would not affect the fair market values of the variable interest rate debt. Each percentage point increase in interest rates would impact the Company’s annual interest expense by approximately $0.8 million based on the Company’s outstanding variable interest rate debt as of September 30, 2018. Increases in the consumer price index would result in an increase to future facility lease expense if the leased community exceeds the contingent rent escalation thresholds set forth in each of the Company’s lease agreements.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects shares purchased by the Company pursuant to its share repurchase program (as described below) as of September 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Total at June 30, 2018	494,115	$6.94	494,115	$6,570,222
July 1 – July 31, 2018	—	—	—	6,570,222
August 1 – August 31, 2018	—	—	—	6,570,222
September 1 – September 30, 2018	—	—	—	6,570,222
Total at September 30, 2018	494,115	$6.94	494,115	$6,570,222

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

10.1

Retirement and Separation Agreement dated as of August 21, 2018, by and between Capital Senior Living Corporation and Lawrence A. Cohen. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 22, 2018.)

10.2

Amended and Restated Employment Agreement, dated as of September 11, 2018, by and between Capital Senior Living Corporation and Brett D. Lee. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 12, 2018.)

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
Date: November 7, 2018