Form 10-K
period 2018-12-31
CAPITAL SENIOR LIVING CORP
filed 2019-03-01
CIK 1043000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the 24,435,305 shares of the Registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates (defined to exclude all of the Registrant’s executive officers, directors, and certain significant stockholders) on June 30, 2018, based upon the adjusted closing price of the Registrant’s Common Stock as reported by the New York Stock Exchange on such date was approximately $260.7 million. As of February 22, 2019, the Registrant had 31,316,105 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement pertaining to its 2019 Annual Meeting of Stockholders and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A are incorporated herein by reference into Part III of this report.

CAPITAL SENIOR LIVING CORPORATION

i

PART I

ITEM 1.	BUSINESS.

Overview

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior housing communities in the United States in terms of resident capacity. The Company and its predecessors have provided senior housing since 1990. As of December 31, 2018, the Company operated 129 senior housing communities in 23 states with an aggregate capacity of approximately 16,500 residents, including 83 senior housing communities which the Company owned and 46 senior housing communities the Company leased. During 2018, approximately 94.6% of total revenues for the senior housing communities operated by the Company were derived from private pay sources.

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

According to the American Seniors Housing Association, Seniors Housing Construction Monitor – Winter 2019 Report, as of the fourth quarter of fiscal 2018, 21.7% of the age-restricted seniors housing supply in the United States were assisted living units, 22.3% were independent living units, 48.8% were nursing care units, and 7.2% were memory care units.

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

Cost-Containment Pressures

In response to rapidly rising health care costs, governmental and private pay sources have adopted cost containment measures that have reduced admissions and encouraged reduced lengths of stays in hospitals and other acute care settings. Private insurers have begun to limit reimbursement for medical services in general to predetermined charges, and managed care organizations (such as health maintenance organizations) are attempting to limit hospitalization costs by negotiating for discounted rates for hospital and acute care services and by monitoring and reducing hospital use. In response, hospitals are discharging patients earlier and referring elderly patients, who may be too sick or frail to manage their lives without assistance, to nursing homes and assisted living residences where the cost of providing care is typically lower than hospital care. In addition, third-party payors are increasingly becoming involved in determining the appropriate health care settings for their insureds or clients, based primarily on cost and quality of care. Based on industry data, the typical day-rate in an assisted living facility is one-fourth of the cost for comparable care in a nursing home and two-thirds of the cost of living at home with a third-party home health care provider.

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

Provide a Broad Range of Quality Personalized Care

Central to the Company’s operating strategy is its focus on providing quality care and services that are personalized and tailored to meet the individual needs of each community resident. The Company’s residences and services are designed to provide a broad range of care that permits residents to thrive and “age in place” as their needs change and as they develop further physical or cognitive frailties. By creating an environment that maximizes resident autonomy and provides individualized service programs, the Company seeks to attract seniors at an earlier stage, before they need the higher level of care provided in a skilled nursing facility. The Company also maintains a comprehensive quality assurance program designed to ensure the satisfaction of its residents and their family members. The Company conducts annual resident satisfaction surveys that allow residents at each community to express whether they are “very satisfied,” “satisfied” or “dissatisfied” with all major areas of a community, including, housekeeping, maintenance, activities and transportation, food service, security and management. In fiscal 2018, the Company achieved 93.5% overall approval ratings from the residents’ satisfaction surveys. In addition, the Company ranked third among senior living operators nationally in 2018 according to J.D. Powers 2018 Senior Living Satisfaction Study.  The study measured resident and family overall satisfaction across factors important to them including community staff, convenience of location, food and beverage, room, building and grounds, senior service and activities among others.

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

Independent Living Services

The Company provides independent living services to seniors who typically do not yet need assistance or support with ADLs, but who prefer the physical and psychological comfort of a residential community that offers health care and other services. As of December 31, 2018, the Company owned 40 communities and leased 15 communities that provide independent living services, which include communities that combine assisted living and other services, with an aggregate capacity for approximately 6,900 residents.

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

Assisted Living Services

The Company offers a wide range of assisted living care and services, including personal care services, 24-hour staffing, support services, and supplemental services. As of December 31, 2018, the Company owned 67 communities and leased 40 communities that provide assisted living services, which include communities that combine independent living and other services, with an aggregate capacity for approximately 9,600 residents. The residents of the Company’s assisted living residences generally need help with some or all ADLs, but do not require the more acute medical care traditionally given in nursing homes. Upon admission to the Company’s assisted living communities, and in consultation with the resident, the resident’s family and medical consultants, each resident is assessed to determine his or her health status, including functional abilities and need for personal care services. The resident also completes a lifestyles assessment to determine the resident’s preferences. From these assessments, a care plan is developed for each resident to ensure that all staff members who render care meet the specific needs and preferences of each resident where possible. Each resident’s care plan is reviewed periodically to determine whether a change in care is needed.

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

Memory Care Services

The Company maintains programs and special living accommodations at some of its communities for residents with certain forms of dementia, which provide the attention, care and services needed to help those residents maintain a higher quality of life. Specialized services include assistance with ADLs, behavior management and life skills-based activities programs, the goal of which is to provide a normalized environment that supports residents’ remaining functional abilities. Special living accommodations for residents with certain forms of dementia are located in a separate area of the community and have their own dining facilities, resident lounge areas, and specially trained staff. The special care areas are designed to allow residents the freedom to ambulate as they wish, while keeping them safely contained within a secure area with a minimum of disruption to other residents. Resident fees for these programs and special living accommodations are dependent on the level of services provided.

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

Home Care Services

As of December 31, 2018, the Company made home care services available to clients at a majority of its senior housing communities through third-party providers. The Company believes that the provision of private pay, home care services is an attractive adjunct to its independent living services because it allows the Company to make available more services to its residents as they age in place and increases the length of stay in the Company’s communities. In addition, the Company makes available to residents certain customized physician, dentistry, podiatry and other health-related rehabilitation and therapy services that may be offered by third-party providers.

Operating Communities

The table below sets forth certain information with respect to senior housing communities operated by the Company as of December 31, 2018.

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
Welltower:
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

Operations

The Company believes that the fragmented nature of the senior living industry and the limited capital resources available to many small, private operators provide an attractive opportunity for competitive differentiation. The Company believes that its current operations with geographic concentrations throughout the United States serve as the foundation on which the Company can build senior living networks in targeted geographic markets and thereby provide a broad range of high-quality care in a cost-efficient manner.

The following are the principal elements of the Company’s clear and differentiated operating strategy:

Portfolio Optimization

The Company intends to continue to focus on its occupancy, rents and operating margins of its stabilized communities. The Company continually seeks to improve occupancy rates and increase average rents by: (i) retaining residents as they “age in place” by extending optional care and service programs and converting existing units to higher levels of care; (ii) attracting new residents through the use of technology to enhance Internet marketing and on-site marketing programs focused on residents and family members; (iii) seeking referrals from senior care referral services, professional community outreach sources, including area religious organizations, senior social service programs, civic and business networks, as well as the medical community; and (iv) continually refurbishing and renovating its communities.

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

Resident and Resident’s Family Input.     On a routine basis, the Company provides residents and their family members the opportunity to provide valuable input regarding the day-to-day delivery of services. On-site management at each community has fostered and encouraged active resident councils and resident committees who meet independently. These resident bodies meet with on-site management on a monthly basis to offer input and suggestions as to the quality and delivery of services. Additionally, at each community the Company conducts annual resident satisfaction surveys to further monitor the satisfaction levels of both residents and their family members. These surveys are sent directly to a third-party firm for tabulation, then to the Company’s corporate headquarters for distribution to onsite staff. In fiscal 2018, the Company achieved 93.5% approval ratings from its residents. For any departmental area of service scoring below 90%, a corrective action plan is developed jointly by on-site, regional and corporate staff for immediate implementation. In addition, the Company ranked third among senior living operators nationally in 2018 according to J.D. Powers 2018 Senior Living Satisfaction Study.  The study measured resident and family overall satisfaction across factors important to them including community staff, convenience of location, food and beverage, room, building and grounds, senior service and activities among others.

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

Sales and Marketing

Most communities are staffed by on-site sales directors and additional sales/marketing staff depending on the community size and occupancy status. The primary focus of the on-site sales/marketing staff is to create awareness of the community and its services among prospective residents and family members, professional referral sources and other key decision makers. These efforts incorporate a strategic plan to include monthly, quarterly and annual goals for leasing, new lead generation, prospect follow up, community outreach, resident and family referrals, promotional events, and a market specific media program.  On-site sales/marketing departments perform a competing community assessment quarterly.

Corporate personnel monitor the on-site sales department’s effectiveness and productivity on a weekly basis. Routine detailed department audits are performed on a quarterly basis or more frequently if deemed necessary. Corporate personnel assist in the development of marketing strategies for each community to address the continuously changing resident profile and maintain a focus on building brand awareness and increasing Internet website traffic and leads. The marketing strategies developed utilize the implementation of application program interface systems with certain website and Internet referral partners and the production of creative media and necessary marketing collateral. The Company has also implemented numerous web-based initiatives to attract prospects including certain e-mail and website triggers prompting interactive invitations with on-going follow-ups, as well as a nurturing program to actively engage prospects throughout the sales/marketing cycle. Ongoing sales training of on-site staff is implemented by corporate and regional personnel as well as third party professionals.

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

Employees

As of December 31, 2018, the Company employed 7,549 persons (108 of whom are employed at the Company’s corporate office), of which 4,541 were full-time employees and 3,008 were part-time employees. None of the Company’s employees are currently represented by a labor union and the Company is not aware of any union organizing activity among its employees. The Company believes that its relationship with its employees is good.

Executive Officers and Other Key Employees of the Registrant

The following table sets forth certain information concerning each of the Company’s executive officers and other key employees as of February 28, 2019:

Name	Age	Position(s) with the Company
Kimberly S. Lody	53	President, Chief Executive Officer and Director
Carey P. Hendrickson	56	Executive Vice President and Chief Financial Officer
Michael C. Fryar	42	Senior Vice President and Chief Revenue Officer
David R. Brickman	60	Senior Vice President, Secretary and General Counsel
Jeremy D. Falke	45	Senior Vice President – Human Resources
David W. Beathard, Sr.	71	Senior Vice President – Operations
Jeffery P. Cellucci	31	Vice President – Operations
John J. Klitsch	39	Vice President – Sales/Business Development
Gloria M. Holland	51	Vice President – Finance
Joseph G. Solari	54	Vice President – Corporate Development
Robert F. Hollister	63	Property Controller
Christopher H. Lane	47	Vice President – Financial Reporting

Kimberly S. Lody joined the Company as President and Chief Executive Officer in January 2019, having served as a director of the Company since May 2014. Her more than 25 years of experience in clinical and commercial health care settings includes leadership positions in medical devices, healthcare services, and complex regulatory and payor environments.  Prior to joining the Company, Ms. Lody served as President of GN Hearing North America, where she led seven consecutive years of above-market growth and expansion across multiple channels and brands. Prior to GN Hearing, Ms. Lody served as VP Marketing and then President, US Chronic Care at Coloplast from 2009 to 2011.  From 2004 to 2009, she served as an independent consultant, providing interim leadership to companies in healthcare, consumer products, and insurance services.  Ms. Lody served as Chief Operating Officer of Senior Home Care from 2003 to 2004, as Chief Marketing Officer of Gentiva Health Services from 1997 to 2003, and as VP Managed Care Programs for Apria Healthcare from 1994 to 1997.  Ms. Lody received a BS in Business from Hiram College and an MBA in Finance from Wake Forest University.

Carey P. Hendrickson joined the Company in May 2014 and is currently the Executive Vice President and Chief Financial Officer. From 2010 through 2014, he served as the Senior Vice President/Chief Financial Officer and Treasurer of Belo Corp., a television company that owned and operated network-affiliated television stations and their associated websites (“Belo”). Prior to serving in such capacity, Mr. Hendrickson served Belo in various roles including Senior Vice President/Chief Accounting Officer, Vice President/Human Resources, Vice President/Investor Relations and Corporate Communications, and Vice President/Strategic & Financial Planning. He began his career with KPMG LLP and was the director of financial planning for Republic Financial Services before joining Belo in 1992. Mr. Hendrickson received a BBA in Accounting from Baylor University and a Master of Business Administration in Finance from the University of Texas in Arlington.

Michael C. Fryar joined the Company as Chief Revenue Officer in February 2019. His 20 years of experience focusing on brands in complex, multi-channel environments includes leadership positions in medical device and marketing agency settings, with the majority of his career focused in senior healthcare. Prior to joining the Company, Mr. Fryar served as Vice President of GN Hearing North America, where he was part of a leadership team responsible for seven consecutive years of above-market growth and expansion across multiple channels and brands. Prior to GN Hearing, Mr. Fryar served as Senior Director, Marketing at Starkey Hearing Technologies from 2006 to 2012. From 1998 to 2006, he served as an account director at marketing agency Colle McVoy, specializing in digital and traditional marketing, advertising and public relations. Mr. Fryar received a BA in Communications Studies with a minor in Economics Management from Gustavus Adolphus College.

David R. Brickman is currently the Senior Vice President, Secretary, and General Counsel of the Company. He served as Vice President and General Counsel of the Company and its predecessors since July 1992 and has served as Secretary of the Company since May 2007. From 1989 to 1992, Mr. Brickman served as in-house counsel with LifeCo Travel Management Company, a corporation that provided travel services to U.S. corporations. Mr. Brickman earned a Juris Doctor and Masters of Business Administration from the University of South Carolina and a Masters in Health Administration from Duke University. He currently serves on the Board of Advisors for the Southern Methodist University Corporate Counsel Symposium. He is also a member of the National Center for Assisted Living In-house Counsel Roundtable Task Force, as well as the Long-Term Care Risk Legal Forum. Mr. Brickman has either practiced law or performed in-house counsel functions for 32 years.

Jeremy D. Falke joined the Company as Senior Vice President – Human Resources in February 2018.  Mr. Falke held various positions within Tenet Healthcare Corporation (“Tenet”) from November 2004 to February 2018, serving most recently as the Vice President, Talent, Culture and Performance Systems in Dallas. In this role, he was responsible for all talent planning, development, and cultural programming and transformation for an organization with over 75 acute-care hospitals and 450 outpatient facilities, employing more than 125,000 people.  Prior to this role, Mr. Falke served as the Senior Director, Strategic Operations, Analytics and Reporting in Dallas and as the Chief Human Resources Officer for Creighton University Medical Center, which was then owned by Tenet in Omaha, Nebraska. Mr. Falke received a Bachelor of Science in Business Management from University of Phoenix in Scottsdale, and a Masters of Business Administration with a concentration in Healthcare Management from the University of Nebraska in Omaha.

David W. Beathard, Sr. is currently the Senior Vice President – Operations of the Company. He served as Vice President — Operations of the Company and its predecessors from August 1996 to June 2013. Mr. Beathard joined Life Care Services Corporation in 1977 where he served in various roles including Vice President and Director of Operations Management. From 1992 to 1996, he owned and operated a consulting firm, which provided operational, marketing, and feasibility consulting regarding senior housing communities. Mr. Beathard has served as an Advisory Board Member of the Texas Assisted Living Association. He earned a BA degree from Miami University where he also attended graduate school with a focus in business administration. Mr. Beathard has been active in the operational, sales and marketing, and construction oversight aspects of senior housing for 44 years.

Jeffrey P. Cellucci joined the Company as Vice President – Operations in May 2018.  Prior to joining the Company, Mr. Cellucci spent nine years with Kindred Healthcare where he most recently served as Division Vice President and was responsible for overseeing the operations and strategic planning of nine long-term acute care hospitals. He also led integration efforts for Kindred's post-acute care service lines in North Texas which included Home Health, Hospice and Rehab.  Mr. Cellucci held a variety of other leadership roles with Kindred Hospitals including Hospital CEO and District Chief Operating Officer across the Midwest and Northeast.  Mr. Cellucci received his Bachelor of Science in Economics from the Wharton School at the University of Pennsylvania and his Master of Business Administration from Northwestern University.  He is currently the Board President for the American Lung Association in North Texas and previously served as a Board Trustee for the DFW Hospital Council.  Mr. Cellucci was also selected to the 2018 class of the Texas Hospital Association Leadership Fellows Program.

John J. Klitsch joined the Company as Vice President – Sales/Business Development in March 2018.  Prior to joining the Company, Mr. Klitsch served as the Interim Chief Operating Officer of Baylor Scott & White Medical Center - Lake Pointe, part of a joint venture between Baylor Scott & White Health and Tenet Healthcare Corporation.  From 2012 to 2017, Mr. Klitsch served Tenet Healthcare as the Associate Administrator of Operations and the Associate Administrator, Director of Business Development for the Dallas Market.  Prior to joining Tenet, Mr. Klitsch served CIGNA Corporation in various sales leadership roles.  Mr. Klitsch received a Bachelor of Arts in Economics and Business from Lafayette College and a Master of Business Administration in Health Sector Management from Duke University.  Mr. Klitsch serves on the Board of the Garland Independent School District Education Foundation and is a Fellow of the American College of Healthcare Executives.

Gloria M. Holland has served as Vice President – Finance of the Company since June 2004. From 2001 to 2004, Ms. Holland served as Assistant Treasurer and a corporate officer for Aurum Technology, Inc., a privately held company that provided technology and outsourcing to community banks. From 1996 to 2001, Ms. Holland held positions in Corporate Finance and Treasury at Brinker International, an owner and operator of casual dining restaurants. From 1989 to 1996, Ms. Holland was a Vice President in the Corporate Banking division of NationsBank and predecessor banks. Ms. Holland received a BBA in Finance from the University of Mississippi in 1989.

Joseph G. Solari joined the Company as Vice President – Corporate Development in September 2010. Mr. Solari has more than 20 years of experience originating, structuring, negotiating and executing the acquisition, sale and divestiture of healthcare real estate and real estate operating companies. Prior to joining the Company, from 2007 to 2009, Mr. Solari was Managing Director, Acquisitions for Ventas, Inc., where he was responsible for the firm’s real estate investment activities in the seniors housing and skilled nursing industries. Prior to Ventas, Inc., from 1999 to 2007, Mr. Solari spent eight years in the healthcare investment banking group of Houlihan Lokey, where he was responsible for the origination and execution of merger and acquisition, private placement and financial restructuring engagements for the firm’s healthcare clients, with particular focus on facility-based, healthcare services companies. Mr. Solari earned his Masters in Business Administration degree from Virginia Commonwealth University.

Robert F. Hollister, a Certified Public Accountant, has served as Property Controller for the Company and its predecessors since April 1992. From 1985 to 1992, Mr. Hollister was Chief Financial Officer and Controller of Kavanaugh Securities, Inc., a National Association of Securities Dealers broker dealer.

Christopher H. Lane, a Certified Public Accountant, joined the Company in December 2008 and currently serves as Vice President – Financial Reporting. Prior to joining the Company, Mr. Lane served as a Senior Manager in the financial services audit practice of KPMG LLP. Mr. Lane earned a Masters in Accounting from Texas Tech University and is a member of the American Institute of Certified Public Accountants, Texas Society of Certified Public Accountants and Institute of Management Accountants.

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

Our business involves various risks and uncertainties. When evaluating our business the following information should be carefully considered in conjunction with the other information contained in our periodic filings with the SEC. Additional risks and uncertainties not known to us currently or that currently we deem to be immaterial also may impair our business operations. If we are unable to prevent events that have a negative effect from occurring, then our business may suffer. Negative events are likely to decrease our revenue, increase our costs, negatively impact our financial results and/or decrease our financial strength, and may cause our stock price to decline.

Risks Related to Our Business, Industry, and Operations

We have significant debt and our failure to generate cash flow sufficient to cover required interest and principal payments could result in defaults of the related debt.

As of December 31, 2018, we had mortgage and other indebtedness, excluding deferred loan costs, totaling approximately $983.2 million. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover required interest and principal payments. Any payment or other default could cause the applicable lender to foreclose upon the communities securing the indebtedness with a consequent loss of income and asset value to us. Further, because some of our mortgages contain cross-default and cross-collateralization provisions, a payment or other default by us with respect to one community could affect a significant number of our other communities.

We have significant lease obligations and our failure to generate cash flows sufficient to cover these lease obligations could result in defaults under the lease agreements.

As of December 31, 2018, we leased 46 senior housing communities with future lease obligations totaling approximately $382.1 million, with minimum lease obligations of $65.6 million in fiscal 2019. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover these required operating lease obligations. Any payment or other default under any such lease could result in the termination of the lease, with a consequent loss of income and asset value to us. Further, because our leases contain cross-default provisions, a payment or other default by us with respect to one leased community could affect all of our other leased communities with related lessors. Certain of our leases contain various financial and other restrictive covenants, which could limit our flexibility in operating our business. Failure to maintain compliance with the lease obligations as set forth in our lease agreements could have a material adverse impact on us. The termination of a significant portion of our facility lease agreements could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

There are various financial covenants and other restrictions in certain of our debt instruments and lease agreements, including provisions which:

•	require us to meet specified financial tests at the subsidiary company level, which include, but are not limited to, tangible net worth requirements;
•	require us to meet specified financial tests at the community level, which include, but are not limited to, lease coverage tests;
•	require us to maintain the physical condition of the community and meet certain minimum spending levels for capital and leasehold improvements; and
•	require consent for changes in control of us.

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

We are currently working on projects that will renovate, reposition, or redevelop a number of our existing senior housing communities. These projects are in various stages of development and are subject to a number of factors, some of which we have little or no control. Our ability to successfully renovate, reposition, or redevelop our senior housing communities will depend on a number of factors, including, but not limited to, our ability to acquire suitable sites at reasonable prices; our success in obtaining necessary zoning, licensing, and other required governmental permits and authorizations; and our ability to control construction costs and accurately project completion schedules. We anticipate that the renovation, repositioning, or redevelopment of existing senior housing communities may involve a substantial commitment of capital for a period of time until completion and are operating and producing revenue. In addition, we may incur substantial costs prior to achieving stabilized occupancy for each project and cannot assure you that the costs will not be greater than we have anticipated. Our failure to achieve our renovation, repositioning, and redevelopment plans could adversely impact our anticipated revenues, results of operations, and cash flows.

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

Approximately 94.6% of our total revenues from communities that we operated were attributable to private pay sources and approximately 5.4% of our revenues from these communities were attributable to reimbursements from Medicaid, in each case, during fiscal 2018. We expect to continue to rely primarily on the ability of residents to pay for our services from their own or family financial resources. Unfavorable economic conditions in the housing, financial, and credit markets, inflation, or other circumstances that adversely affect the ability of the elderly to pay for our services could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

We rely on the services of key executive officers and the transition of management or loss of these officers or their services could have a material adverse effect on us.

We depend on the services of our executive officers for our management. We have recently undergone changes in our senior management and may experience further changes in the future. The transition of management, loss of any of our executive officers or our inability to attract and retain qualified management personnel in the future, could affect our ability to manage our business and could adversely affect our business, financial condition, cash flows, and results of operations.

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

We are subject to risks related to the provision for employee health care benefits and ongoing health care reform legislation.

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

The provision of personal and health care services in the long-term care industry entails an inherent risk of liability. In recent years, participants in the long-term care industry have become subject to an increasing number of lawsuits alleging negligence or related legal theories, many of which involve large claims and result in the incurrence of significant defense costs. Moreover, senior housing communities offer residents a greater degree of independence in their daily living. This increased level of independence may subject the resident and, therefore, us to risks that would be reduced in more institutionalized settings. We currently maintain insurance in amounts we believe are comparable to those maintained by other senior living companies based on the nature of the risks, our historical experience and industry standards, and we believe that this insurance coverage is adequate. However, we may become subject to claims in excess of our insurance or claims not covered by our insurance, such as claims for punitive damages, terrorism and natural disasters. A claim against us not covered by, or in excess of, our insurance could have a material adverse effect upon our business, financial condition, cash flows, and results of operations.

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

Federal and state governments regulate various aspects of our business. The development and operation of senior housing communities and the provision of health care services are subject to federal, state and local licensure, certification and inspection laws that regulate, among other matters, the number of licensed beds, the provision of services, the distribution of pharmaceuticals, billing practices and policies, equipment, staffing (including professional licensing), operating policies and procedures, fire prevention measures, environmental matters, and compliance with building and safety codes. Failure to comply with these laws and regulations could result in the denial of reimbursement, the imposition of fines, temporary suspension of admission of new residents, suspension or decertification from the Medicaid program, restrictions on the ability to acquire new communities or expand existing communities and, in extreme cases, the revocation of a community’s license or closure of a community. We believe that such regulation will increase in the future and we are unable to predict the content of new regulations or their effect on our business, any of which could materially adversely affect our business, financial condition, cash flows, and results of operations.

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

We rely on information technology in our operations, and failure to maintain the security and functionality of our information technology and computer systems, or to prevent a cybersecurity attack, breach or other unauthorized access, could adversely affect our business, reputation and relationships with our residents, employees and referral sources and may subject us to remediation costs, government inquiries and liabilities under HIPAA and data and consumer protection laws, any of which could materially and adversely impact our revenues, results of operations, cash flow and liquidity.

We rely upon the proper function and availability of our information technology and computer systems, including hardware, software, applications and electronic data storage, to communicate with our residents and patients, their doctors and other healthcare providers, and our employees and vendors and to store, process, safeguard and transmit our business information, including proprietary business information, private health information and personally identifiable information of our residents and employees. We have taken steps and expended significant resources to protect the cybersecurity and physical security of our information technology and computer systems and have developed and implemented policies and procedures to comply with HIPAA and other applicable privacy laws, rules and regulations.  However, there can be no assurance that our security measures, policies and procedures and disaster recovery plans will prevent damage to, or interruption or breach of, our information systems or other unauthorized access to private information.

The cybersecurity risks to the Company and our third-party vendors are heightened by, among other things, the frequently changing techniques used to illegally or fraudulently obtain unauthorized access to systems, advances in computing technology and cryptogrophy, and the possibility that unauthorized access may be difficult to detect, which could lead to us or our vendors being unable to anticipate these techniques or implement adequate preventive measures. In addition, components of our information systems that we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security or functionality of our information systems. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business or communicate, through computer viruses, hacking, fraud or other forms of deceiving our employees or contractors such as email phishing attacks. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our cybersecurity or to investigate and remediate any cybersecurity vulnerabilities, attacks or incidents.

In addition, we rely on software support of third parties to secure and maintain our information systems and data. Our inability, or the inability of these third parties, to continue to maintain and upgrade our information systems could disrupt or reduce the efficiency of our operations. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations.

Failure to maintain the security and functionality of our information systems, or to prevent a cybersecurity attack or other unauthorized access to our information systems, could expose us to a number of adverse consequences, including: (i) interruptions to our business and operations; (ii) the theft, destruction, loss, misappropriation, or release of sensitive information, including proprietary business information and personally identifiable information of our residents, patients and employees; (iii) significant remediation costs; (iv) negative publicity that could damage our reputation and our relationships with our residents, patients, employees and referral sources; (v) litigation and potential liability under privacy, security and consumer protection laws, including HIPAA, or other applicable laws, rules or regulations; and (vi) government inquiries that may result in sanctions and other criminal or civil fines or penalties. Any of the foregoing could materially and adversely impact our revenues, results of operations, cash flow and liquidity.

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

The executive and administrative offices of the Company are located at 14160 Dallas Parkway, Suite 300, Dallas, Texas 75254, and consist of approximately 26,000 square feet. The lease on the premises currently extends through September 2020. The Company believes that its corporate office facilities are adequate to meet its requirements through at least fiscal 2019 and that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate operations.

As of December 31, 2018, the Company owned or leased and managed the senior housing communities referred to in Item 1 above under the caption “Operating Communities.”

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

(a) Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

Market Information and Holders

The Company’s shares of common stock are listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “CSU”. At February 22, 2019, there were approximately 220 stockholders of record of the Company’s common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information relating to the Company’s equity compensation plans as of December 31, 2018:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of the Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	—	$—	285,502
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	285,502

Performance Graph

The following Performance Graph shows the cumulative total return for the five-year period ended December 31, 2018, in the value of $100 invested in: (1) the Company’s common stock; (2) the Standard & Poor’s Broad Market Index (the “S&P 500”); and (3) the common stock of the Peer Group (as defined below) of companies, whose returns represent the arithmetic average of such companies. The values with each investment as of the beginning of each year are based on share price appreciation and the reinvestment of any dividends on the respective ex-dividend dates.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Capital Senior Living Corporation, the S&P 500 Index,

and a Peer Group

The preceding graph assumes $100 invested at the beginning of the measurement period, including reinvestment of any dividends, in the Company’s common stock, the S&P 500, and the Peer Group and was plotted using the following data:

	Cumulative Total Returns
	12/13	12/14	12/15	12/16	12/17	12/18
Capital Senior Living Corporation	100.00	103.83	86.95	66.90	56.23	28.35
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
Peer Group	100.00	130.57	66.74	45.42	34.91	23.60

The Company’s Peer Group, which was selected in good faith on an industry basis, consists of Brookdale Senior Living, Inc. and Five Star Quality Care, Inc.

(b) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects information regarding the aggregate shares repurchased by the Company pursuant to its share repurchase program (as described below) as of December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Total at September 30, 2018	494,115	$6.94	494,115	$6,570,222
October 1 – October 31, 2018	—	—	—	6,570,222
November 1 – November 30, 2018	—	—	—	6,570,222
December 1 – December 31, 2018	—	—	—	6,570,222
Total at December 31, 2018	494,115	$6.94	494,115	$6,570,222

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

	At and for the Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share and other data)
Consolidated Statements of Operations and Comprehensive Loss Data:
Total revenues	$460,018	$466,997	$447,448	$412,177	$383,925
Income from operations	7,603	7,842	14,390	18,835	13,900
Net loss	(53,596)	(44,168)	(28,017)	(14,284)	(24,126)
Net loss per share:
Basic net loss per share	$(1.80)	$(1.50)	$(0.97)	$(0.50)	$(0.83)
Diluted net loss per share	$(1.80)	$(1.50)	$(0.97)	$(0.50)	$(0.83)
Balance Sheet Data:
Cash and cash equivalents (excluding restricted cash)	$31,309	$17,646	$34,026	$56,087	$39,209
Working capital (deficit) (1)	(11,572)	(22,954)	638	26,726	13,113
Total assets (1)	1,149,144	1,182,671	1,145,781	1,019,033	891,370
Long-term debt, excluding current portion (1)	959,408	938,206	882,504	754,949	592,884
Shareholders’ equity	$35,265	$80,433	$116,918	$135,746	$141,174
Other Data:
Communities (at end of period)
Owned or leased	129	129	129	121	117
Joint ventures & managed	—	—	—	—	—
Total	129	129	129	121	117
Resident capacity:
Owned or leased	16,523	16,523	16,523	15,416	15,149
Joint ventures & managed	—	—	—	—	—
Total	16,523	16,523	16,523	15,416	15,149

(1)

Working capital (deficit), total assets, and long-term debt, excluding current portion, for fiscal 2018, 2017, 2016 and 2015 excludes $9,458, $9,398, $9,841 and $8,532, respectively, in debt issuance costs, net of accumulated amortization, and fiscal 2014 was revised from amounts previously reported to reflect the impact of reclassifying $6,331 in debt issuance costs, net of accumulated amortization, from other assets to notes payable. This revision was due to the Company’s adoption of ASU 2015-03, Interest—Imputation of Interest- Simplifying the Presentation of Debt Issuance Costs, during the fourth quarter of fiscal 2015 which required current and retrospective application to the Company’s Consolidated Balance Sheets for all periods presented.

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

Overview

The following discussion and analysis addresses (i) the Company’s results of operations on a historical consolidated basis for the years ended December 31, 2018, 2017, and 2016, and (ii) liquidity and capital resources of the Company and should be read in conjunction with the Company’s historical consolidated financial statements and the selected financial data contained elsewhere in this report.

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

As of December 31, 2018, the Company operated 129 senior housing communities in 23 states with an aggregate capacity of approximately 16,500 residents, including 83 senior housing communities which the Company owned and 46 senior housing communities the Company leased.

Significant Financial and Operational Highlights

The Company primarily derives its revenue by providing senior living housing and services to the elderly. When comparing fiscal 2018 to fiscal 2017, the Company generated total revenues of approximately $460.0 million compared to total revenues of approximately $467.0 million, respectively, representing a decrease of approximately $7.0 million, or 1.5%. Our resident revenue continues to be negatively impacted from the aftermath of Hurricane Harvey, which resulted in the full evacuation of our residents at two of our senior housing communities located in southeast Texas during the third quarter of fiscal 2017. Although physical repairs were substantially completed and both of these communities began accepting residents during the third quarter of fiscal 2018, unoccupied units at these communities resulted in a decrease of approximately $4.6 million in our resident revenue during fiscal 2018 when compared to fiscal 2017. In addition to the decrease in resident revenue from the two senior housing communities negatively impacted by Hurricane Harvey, we also experienced a decrease in resident revenue at our other remaining senior housing communities of $2.4 million, which was primarily due to a 1.6% decrease in average financial occupancies.

Excluding the two senior housing communities impacted by Hurricane Harvey, the weighted average financial occupancy rate for fiscal 2018 and 2017 was 85.2% and 86.8%, respectively. Although our occupancies declined, we achieved a 1.0% increase in average monthly rental rates when comparing fiscal 2018 to fiscal 2017. The increase in average monthly rental rates during fiscal 2018 was primarily the result of annual rent increases for our existing residents and the capital improvements we have invested in our communities for unit conversions which enable us to provide a broader range of senior living services at higher levels of care.

On December 18, 2018, the Company repaid certain mortgage loans associated with 21 of its senior living communities totaling approximately $170.6 million from Fannie Mae which were scheduled to mature on various dates beginning August 2021 through April 2026. The repayment of these mortgage loans facilitated the establishment of a Master Credit Facility (the “MCF”) with Berkadia Commercial Mortgage (“Berkadia”) whereby the Company obtained approximately $201.0 million of new mortgage financing. The MCF has a 10-year term, is interest only for the first 36 months, and will allow the Company to make future advances, should the Company decide to do so, assuming certain borrowing conditions are satisfied.

On December 18, 2018, the Company completed mortgage financing of $3.5 million from Berkadia at a variable interest rate of LIBOR plus 3.75% on one community located in Kokomo, Indiana. The mortgage loan is interest-only and has an 18-month term maturing in July 2020.

On November 30, 2018, the Company completed supplemental mortgage financing of approximately $1.8 million from Fannie Mae at a fixed interest rate of 6.30% on one community located in Mesquite, Texas. The supplemental mortgage loan is coterminous, cross-collateralized and cross-defaulted with the original existing mortgage debt maturing in July 2024.

As mentioned above, the Company had two of its senior housing communities located in southeast Texas impacted by Hurricane Harvey during the third quarter of fiscal 2017. We maintain insurance coverage on these communities which includes damage caused by flooding. The insurance claim for this incident required a deductible of $100,000 that was expensed as a component of operating expenses in the Company’s Consolidated Statement of Operations and Comprehensive Loss in the third quarter of fiscal 2017. Physical repairs have been substantially completed to restore the communities to their condition prior to the incident and these communities reopened and began accepting residents in July 2018. Through December 31, 2018, we have incurred approximately $6.9 million in clean-up and physical repair costs which we believe are probable of being recovered through insurance proceeds. In addition to the repairs of physical damage to the buildings, the Company’s insurance coverage includes loss of business income (“Business Interruption”). Business Interruption includes reimbursement for lost revenue as well as incremental expenses incurred as a result of the hurricane. The Company received payments from our insurance underwriters during fiscal 2018 totaling approximately $9.2 million of which approximately $5.1 million related to Business Interruption, which has been included as a reduction to operating expenses in the Company’s Consolidated Statement of Operations and Comprehensive Loss.

Facility Leases

As of December 31, 2018, the Company leased 46 senior housing communities from certain real estate investment trusts (“REITs”). The lease terms are generally for 10-15 years with renewal options for 5-20 years at the Company’s option. Under these lease agreements, the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. No new facility leases were entered into by the Company during fiscal 2018.

Ventas

As of December 31, 2018, the Company leased seven senior housing communities (collectively the “Ventas Lease Agreements”) from Ventas, Inc. (“Ventas”). Effective January 31, 2017, the Company acquired from Ventas the underlying real estate associated with four of its operating leases for a total acquisition price of $85.0 million (the “Four Property Lease Transaction”). The Company obtained interim, interest only, bridge financing from Berkadia for $65.0 million of the acquisition price with an initial variable interest rate of LIBOR plus 4.0% and a 36-month term, with an option to extend 6 months, and the balance of the acquisition price paid from the Company’s existing cash resources. For additional information refer to Note 3, “Acquisitions”, within the notes to consolidated financial statements. Prior to the Four Property Lease Transaction, the Company previously leased 11 senior housing communities from Ventas.

During the second quarter of fiscal 2015, the Company executed amendments to the master lease agreements with Ventas to facilitate up to $24.5 million of leasehold improvements for 10 communities within the Ventas lease portfolio and extend the lease terms until September 30, 2025, with two five-year renewal extensions available at the Company’s option. During the second quarter of fiscal 2016, the Company executed amendments to the master lease agreements with Ventas to increase the funds budgeted for leasehold improvements (the “Special Project Funds”) from $24.5 million to $28.5 million and extend the date for completion of the leasehold improvements to June 30, 2017. During the second quarter of fiscal 2017, the Company executed amendments to the master lease agreements with Ventas to decrease the Special Project Funds for leasehold improvements from $28.5 million to approximately $17.0 million due to the Four Property Lease Transaction and extend the date for completion of the leasehold improvements to June 30, 2018. During the second quarter of fiscal 2018, the Company executed amendments to the master lease agreements with Ventas to increase the Special Project Funds for leasehold improvements from approximately $17.0 million to approximately $20.0 million and extend the date for completion of the leasehold improvements to June 30, 2019. The initial lease rates under each of the Ventas Lease Agreements ranged from 6.75% to 8% and are subject to certain conditional escalation clauses which will be recognized when probable or incurred. The Company initially incurred $11.4 million in lease acquisition and modification costs related to the Ventas Lease Agreements, of which a portion of these costs were written-off upon closing the Four Property Lease Transaction leaving $8.7 million in lease acquisition and modification costs associated with the remaining properties. These deferred lease acquisition and modification costs are being amortized over the lease terms and are included in facility lease expense in the Company’s Consolidated Statement of Operations and Comprehensive Loss. The Company accounts for five of the Ventas Lease Agreements as an operating lease and two as a capital lease and financing obligation.

HCP

As of December 31, 2018, the Company leased 15 senior housing communities (collectively the “HCP Lease Agreements”) from HCP, Inc. (“HCP”). During the fourth quarter of fiscal 2013, the Company executed an amendment to the master lease agreement with HCP to facilitate up to $3.3 million of leasehold improvements for one community within the HCP lease portfolio and extend the initial lease terms for nine communities until October 31, 2020, with two 10-year renewal extensions available at the Company’s option. During the second quarter of fiscal 2015, the Company exercised its right to extend the lease term with HCP for the remaining six communities in the HCP lease portfolio until April 30, 2026, with one 10-year renewal extension available at the Company’s option. The initial lease rates under the HCP Lease Agreements ranged from 7.25% to 8% and are subject to certain conditional escalation clauses, which will be recognized when probable or incurred. The Company incurred $1.6 million in lease acquisition and modification costs related to the HCP Lease Agreements. These deferred lease acquisition and modification costs are being amortized over the lease terms and are included in facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company accounts for each of the HCP Lease Agreements as an operating lease.

Welltower

As of December 31, 2018, the Company leased 24 senior housing communities (collectively the “Welltower Lease Agreements”) from Welltower, Inc., formerly Health Care REIT, Inc. (“Welltower”). The Welltower Lease Agreements each have an initial term of 15 years, with one 15-year renewal extension available at the Company’s option. The initial lease rates under the Welltower Lease Agreements ranged from 7.25% to 8.5% and are subject to certain conditional escalation clauses, which will be recognized when probable or incurred. The initial terms on the Welltower Lease Agreements expire on various dates through from April 2025 through April 2026. The Company incurred $2.1 million in lease acquisition costs related to the Welltower Lease Agreements. These deferred lease acquisition costs are being amortized over the lease terms and are included in facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company accounts for each of the Welltower Lease Agreements as an operating lease.

The following table summarizes each of the Company’s facility lease agreements as of December 31, 2018 (dollars in millions):

Landlord	Initial Date of Lease	Number of Communities	Value of Transaction	Current Expiration and Renewal Term	Initial Lease Rate (1)	Lease Acquisition and Modification Costs (2)	Deferred Gains / Lease Concessions (3)
Ventas	September 30, 2005	4	$61.4	September 30, 2025 (4) (Two five-year renewals)	8%	$7.7	$4.2
Ventas	January 31, 2008	1	5.0	September 30, 2025 (4) (Two five-year renewals)	7.75%	0.2	—
Ventas	June 27, 2012	2	43.3	September 30, 2025 (4) (Two five-year renewals)	6.75%	0.8	—
HCP	May 1, 2006	3	54.0	October 31, 2020 (5) (Two 10-year renewals)	8%	0.3	12.8
HCP	May 31, 2006	6	43.0	April 30, 2026 (6) (One 10-year renewal)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	October 31, 2020 (5) (Two 10-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	October 31, 2020 (5) (Two 10-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	October 31, 2020 (5) (Two 10-year renewals)	7.25%	0.1	—
Welltower	April 16, 2010	5	48.5	April 30, 2025 (15 years) (One 15-year renewal)	8.25%	0.6	0.8
Welltower	May 1, 2010	3	36.0	April 30, 2025 (15 years) (One 15-year renewal)	8.25%	0.2	0.4
Welltower	September 10, 2010	12	104.6	September 30, 2025 (15 years) (One 15-year renewal)	8.50%	0.4	2.0
Welltower	April 8, 2011	4	141.0	April 30, 2026 (15 years) (One 15-year renewal)	7.25%	0.9	16.3
Subtotal						12.4	37.1
Accumulated amortization through December 31, 2018						(7.9)	—
Accumulated deferred gains / lease concessions recognized through December 31, 2018						—	(26.2)
Net lease acquisition costs / deferred gains / lease concessions as of December 31, 2018						$4.5	$10.9

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as set forth in each respective lease agreement.
(2)	Lease acquisition and modification costs are being amortized over the respective lease terms.
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

Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at December 31, 2018 and 2017.

Debt Transactions

On December 18, 2018, the Company repaid certain mortgage loans associated with 21 of its senior living communities totaling approximately $170.6 million from Fannie Mae which were scheduled to mature on various dates beginning August 2021 through April 2026. The repayment of these mortgage loans facilitated the establishment of a MCF with Berkadia whereby the Company obtained approximately $201.0 million of new mortgage financing. The MCF will allow the Company to make future advances, should the Company decide to do so, assuming certain borrowing conditions are satisfied. The MCF consists of two separate loans which are cross-defaulted and cross-collateralized. Approximately $150.8 million of the new financing is long-term fixed interest rate debt at a fixed interest rate of 5.13% with a 10-year term and interest only for the first 36 months and the principal amortized over a 30-year term thereafter. Approximately $50.3 million of the new financing is long-term variable interest rate debt at a variable interest rate of LIBOR plus 2.14% with a 10-year term and interest only for the first 36 months and a fixed monthly principal component of $67,000 thereafter. The Company incurred approximately $3.0 million in deferred financing costs related to the MCF, which are being amortized over 10 years. As a result of the early repayment of the Fannie Mae mortgage debt, the Company accelerated the amortization of approximately $1.5 million in unamortized deferred financing costs and incurred prepayment premiums of approximately $11.1 million.
On December 18, 2018, the Company completed mortgage financing of $3.5 million from Berkadia at a variable interest rate of LIBOR plus 3.75% on one community located in Kokomo, Indiana. The mortgage loan is interest-only and has an 18-month term maturing in July 2020.

On December 1, 2018, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $0.8 million. The finance agreement has a fixed interest rate of 4.40% with the principal being repaid over an 11-month term.

On November 30, 2018, the Company completed supplemental mortgage financing of approximately $1.8 million from Fannie Mae at a fixed interest rate of 6.30% on one community located in Mesquite, Texas. The supplemental mortgage loan is coterminous, cross-collateralized and cross-defaulted with the original existing mortgage debt maturing in July 2024.

Effective June 29, 2018, the Company extended its mortgage loan with Berkadia on one of its senior living communities located in Canton, Ohio. The maturity date was extended to October 10, 2021 with an initial variable interest rate of LIBOR plus 5.0% with principal amortized over 25 years.

Effective May 31, 2018, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $1.7 million. The finance agreement has a fixed interest rate of 3.64% with the principal being repaid over an 11-month term.

The Company issued standby letters of credit with Wells Fargo Bank (“Wells Fargo”), totaling approximately $3.4 million, for the benefit of Hartford Financial Services (“Hartford”) associated with the administration of workers compensation which remain outstanding as of December 31, 2018.

The Company issued standby letters of credit with JPMorgan Chase Bank (“Chase”), totaling approximately $6.7 million, for the benefit of Welltower, on certain leases between Welltower and the Company which remain outstanding as of December 31, 2018.

The Company issued standby letters of credit with Chase, totaling approximately $2.9 million, for the benefit of HCP on certain leases between HCP and the Company which remain outstanding as of December 31, 2018.

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

Revenue Recognition

Resident revenue consists of fees for basic housing and certain support services and fees associated with additional housing and expanded support requirements such as assisted living care, memory care, and ancillary services. Basic housing and certain support services revenue is recorded when services are rendered and amounts billed are due from residents in the period in which the rental and other services are provided. Residency agreements are generally short term in nature with durations of one year or less and are typically terminable by either party, under certain circumstances, upon providing 30 days’ notice, unless state law provides otherwise, with resident fees billed monthly in advance. Revenue for certain ancillary services is recognized as services are provided, and includes fees for services such as medication management, daily living activities, beautician/barber, laundry, television, guest meals, pets, and parking which are generally billed monthly in arrears.

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

Revenues from the Medicaid program accounted for approximately 5.4% of the Company’s revenue in fiscal 2018, 5.6% of the Company’s revenue in fiscal 2017, and 5.5% of the Company’s revenue in fiscal 2016. During fiscal 2018, 2017, and 2016, 40, 41, and 40, respectively, of the Company’s communities were providers of services under Medicaid programs. Accordingly, these communities were entitled to reimbursement under the foregoing program at established rates that were lower than private pay rates. Patient service revenue for Medicaid patients was recorded at the reimbursement rates as the rates were set prospectively by the applicable state upon the filing of an annual cost report. None of the Company’s communities were providers of services under the Medicare program during fiscal 2018, 2017, or 2016.

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

Purchase Accounting

In determining the allocation of the purchase price of senior housing communities acquired to net tangible and identified intangible assets acquired and liabilities assumed, if any, the Company makes estimates of fair value using information obtained as a result of pre-acquisition due diligence, leasing activities and/or independent appraisals. The Company assigns the purchase price for senior living communities to assets acquired and liabilities assumed based on their estimated fair values. The determination of fair value involves the use of significant judgments and estimates which is generally assessed as follows:

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

Credit Risk and Allowance for Doubtful Accounts

The Company’s resident receivables are generally due within 30 days from the date billed. Accounts receivable are reported net of an allowance for doubtful accounts of $6.8 million and $4.9 million at December 31, 2018 and 2017, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements at December 31, 2018.

Lease Accounting

The Company determines whether to account for its leases as operating, capital or financing leases depending on the underlying terms of each lease agreement. This determination of classification requires significant judgment relating to certain information, including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. The lease rates under the Company’s lease agreements are subject to certain conditional escalation clauses which are recognized when probable or incurred and are based on changes in the consumer price index or certain operational performance measures. As of December 31, 2018 and 2017, the Company leased 46 communities, two of which the Company classified as capital lease and financing obligations with the remaining classified as operating leases. The Company incurs lease acquisition costs and amortizes these costs over the term of the respective lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions, and as such, any related gains have been deferred and are being amortized over the respective lease term. No new communities were leased by the Company during fiscal 2018 or 2017. Effective January 31, 2017, the Company acquired from Ventas the underlying real estate associated with four of its operating leases. For additional information refer to Note 3, “Acquisitions”, within the notes to consolidated financial statements.

Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive loss includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives.

Employee Health and Dental Benefits, Workers’ Compensation, and Insurance Reserves

The Company offers full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior housing communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred at December 31, 2018; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

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

Long-Lived Assets

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers internal factors such as net operating losses along with external factors relating to each asset, including contract changes, local market developments, and other publicly available information. If an indicator of impairment is identified, the carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount the carrying value exceeds the fair market value, generally based on discounted cash flows, of the long-lived asset. For property and equipment where indicators of impairment were identified, tests of recoverability were performed and the Company has concluded its property and equipment is recoverable and does not warrant adjustment to the carrying value or remaining useful lives as of December 31, 2018. The Company does not believe there were any indicators of impairment that would require an adjustment to the carrying value of the property and equipment or their remaining useful lives as of December 31, 2017.

Income Taxes

Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable. Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which we expect those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, a valuation allowance has been recorded to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized. However, in the event that we were to determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period we made such a determination. The benefits of the net deferred tax assets might not be realized if actual results differ from expectations. The effective tax rates for fiscal 2018 and 2017 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. During each of fiscal 2018 and 2017, the Company consolidated 38 Texas communities and the TMT increased the overall provision for income taxes.

The Company evaluates uncertain tax positions through consideration of accounting and reporting guidance on criteria, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. The Company is required to recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. The Company is generally no longer subject to federal and state income tax audits for years prior to 2015.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. Current U.S. generally accepted accounting principles (GAAP) require an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. ASU 2016-13 replaces the current incurred loss methodology for credit losses and removes the thresholds that companies apply to measure credit losses on financial statements measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. ASU 2016-13 is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new lease standard requires lessees to recognize on the balance sheet a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Additionally, in July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, which provided entities with a transition method option to not restate comparative periods presented, but to recognize a cumulative effect adjustment to beginning retained earnings in the period of adoption. The FASB retained a dual model for lease classification, requiring leases to be classified as finance or operating leases to determine recognition in the statements of operations and cash flows; however, substantially all leases will be required to be recognized on the balance sheet. The standards update will also require quantitative and qualitative disclosures regarding key information about leasing arrangements and provides a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief.  The Company expects to utilize certain practical expedients that, upon adoption, allows entities to (1) not reassess whether any expired or existing contracts are or contain leases, (2) retain the classification of leases (e.g., operating or finance lease) existing as of the date of adoption, (3) not reassess initial direct costs for any existing leases, and (4) not record a right-of-use asset and related lease liability for leases with an initial lease term of 12 months or less. The Company is in the final stages of evaluating its existing lease portfolio, including accumulating all of the necessary information required to properly account for leases under the new accounting guidance, and believes the most significant impact relates to its accounting for real estate leases. The Company plans to elect a transition option which allows for the recognition of a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption without recasting the financial statements in periods prior to adoption. At adoption, the Company expects to recognize a material increase in assets and liabilities on its Consolidated Balance Sheet resulting from the recognition of lease liabilities initially measured at the present value of its future operating lease payments and the related right of use assets. The Company has concluded that the previously unrecognized right of use assets will be reviewed for impairment which could result in a reduction to the initially recognized right of use assets and a cumulative effect adjustment to beginning retained earnings as of January 1, 2019. The Company continues to evaluate the impacts of adopting ASU 2016-02 on its financial position, results of operations, and cash flows, and is updating its systems, processes, and internal controls to meet the new reporting and disclosure requirements. The adoption of this standard will have no impact on the Company’s covenant compliance under its current debt and lease agreements.

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

	Year Ended December 31,
	2018		2017		2016
	$	%	$	%	$	%
Revenues:
Resident revenue	$460,018	100.0%	$466,997	100.0%	$447,448	100.0%
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	294,661	64.1	290,662	62.2	273,899	61.2
General and administrative expenses	26,961	5.9	23,574	5.0	23,671	5.3
Facility lease expense	56,551	12.3	56,432	12.1	61,718	13.8
Loss on facility lease termination	—	—	12,858	2.8	—	—
Provision for bad debts	2,990	0.7	1,748	0.4	1,727	0.4
Stock-based compensation expense	8,428	1.6	7,682	1.6	11,645	2.6
Depreciation and amortization expense	62,824	13.7	66,199	14.2	60,398	13.5
Total expenses	452,415	98.3	459,155	98.3	433,058	96.8
Income from operations	7,603	1.7	7,842	1.7	14,390	3.2
Other income (expense):
Interest income	165	0.0	73	0.0	67	0.0
Interest expense	(50,543)	(11.0)	(49,471)	(10.6)	(42,207)	(9.4)
Write-off of deferred loan costs and prepayment premium	(12,623)	(2.7)	—	—	—	—
Gain (Loss) on disposition of assets, net	28	0.0	(123)	(0.0)	(65)	(0.0)
Other income	3	0.0	7	0.0	233	0.0
Loss before benefit (provision) for income taxes	(55,367)	(12.0)	(41,672)	(8.9)	(27,582)	(6.2)
Benefit (Provision) for income taxes	1,771	0.4	(2,496)	(0.5)	(435)	(0.1)
Net loss and comprehensive loss	$(53,596)	(11.6)%	$(44,168)	(9.4)%	$(28,017)	(6.3)%

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Revenues

Resident revenue was $460.0 million for the year ended December 31, 2018, compared to $467.0 million for the year ended December 31, 2017, representing a decrease of $7.0 million, or 1.5%. The decrease in resident revenue primarily results from the negative impacts of Hurricane Harvey, which resulted in the full evacuation of our residents at two of our senior housing communities located in southeast Texas during the third quarter of fiscal 2017. Although these communities reopened and began accepting residents in July 2018, unoccupied units at these communities resulted in a decrease of approximately $4.6 million in our resident revenue during fiscal 2018 when compared to fiscal 2017. Additionally, we experienced a decrease in resident revenue at our other remaining senior housing communities of $2.4 million primarily due to a 1.6% decrease in average financial occupancies.

Expenses

Total expenses were $452.4 million during fiscal 2018 compared to $459.2 million during fiscal 2017, representing a decrease of $6.7 million, or 1.5%. This decrease is primarily the result of a $12.9 million loss on facility lease termination incurred by the Company in the first quarter of fiscal 2017 and a $3.4 million decrease in depreciation and amortization expense, partially offset by a $4.0 million increase in operating expenses, a $3.4 million increase in general and administrative expenses, a $1.2 million increase in provision for bad debts, a $0.7 million increase in stock-based compensation expense, and a $0.1 million increase in facility lease costs.

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

•

The decrease in depreciation and amortization expense primarily results from a decrease in in-place lease amortization of $7.6 million from senior housing communities acquired by the Company prior to fiscal 2017, partially offset by an increase of $4.3 million from a full year of activity for senior housing communities acquired by the Company during the first quarter of fiscal 2017 and due to an increase in depreciable assets from ongoing capital improvements and refurbishments at the Company’s communities.

•

The increase in operating expenses primarily results from an increase of $4.3 million due to increased wages and benefits to employees for annual merit increases and incremental costs, including increased labor costs for additional staffing required for newly licensed memory care and assisted living units, to support changes in occupancy with more of our residents at higher levels of care, an increase of $1.0 million in property taxes and insurance, an increase of $0.9 million in promotion and marketing costs, an increase of $0.8 million in utilities costs, an increase of $0.7 million for information systems maintenance and support costs, and an overall increase of $0.8 million in general operating expenses primarily for repairs and maintenance, medical supplies and resident services, partially offset by an increase of $2.9 million for insurance proceeds the Company received to cover Business Interruption during fiscal 2018, for units unoccupied during the period at the two communities located in southeast Texas which were impacted by Hurricane Harvey and a $1.6 million reduction in food costs primarily due to the Company’s recent procurement initiatives to streamline and automate purchasing and spend optimization.

•

The increase in general and administrative expenses primarily results from an increase of $4.2 million due to separation and placement costs primarily associated with the retirement and replacement of the Company’s CEO during the fourth quarter, an increase of $2.1 million in general operating costs primarily attributable to increases in employee wages and benefits for annual merit increases and additional employees hired during or subsequent to fiscal 2017, and an increase of $0.5 million for employee benefit reserve adjustments, and an increase of $0.3 million related to ongoing renovation and conversion activities at our communities, partially offset by a net reduction of $2.1 million in employee insurance benefits and claims paid, which resulted in lower health insurance costs to the Company, and a decrease of $1.6 million due to lower amounts accrued for employee incentive compensation.

•

The increase in stock-based compensation expense results from the Company granting a larger number of shares of restricted stock to certain employees and directors of the Company during fiscal 2018, some of which required accelerated expense recognition, when compared to fiscal 2017.

Other income and expense.

•	Interest income generally reflects interest earned on the investment of cash balances and escrowed funds or interest associated with certain income tax refunds or property tax settlements.
•

Interest expense increased $1.1 million in fiscal 2018 when compared to fiscal 2017 primarily due to a full year of interest from the additional mortgage debt associated with the Four Property Lease Transaction that closed on January 31, 2017, whereby the Company acquired the underlying real estate associated with four of the senior housing communities previously leased from Ventas, and due to additional mortgage debt associated with certain supplemental loans obtained by the Company during fiscal 2018 and 2017.

•

Write-off of deferred loan costs and prepayment premiums is attributable to the early repayment of certain mortgage debt on the Company’s owned properties due to the opportunity to establish a MCF with Berkadia and extend scheduled maturities.

Benefit (Provision) for income taxes

Benefit for income taxes for fiscal 2018 was $1.8 million, or 3.2% of loss before income taxes, compared to a provision for income taxes of $2.5 million, or 6.0% of loss before income taxes, for fiscal 2017. The effective tax rates for fiscal 2018 and 2017 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the TMT, which effectively imposes tax on modified gross revenues for communities within the State of Texas. During each of fiscal 2018 and 2017, the Company consolidated 38 Texas communities and the TMT increased the overall provision for income taxes. The variation in benefit (provision) for income taxes was attributable to slightly lower state income taxes and final remeasurement adjustments from recent tax legislation changes associated with the Tax Cuts and Jobs Act (“TCJA”), which was enacted on December 22, 2017.

Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, adjustments to the deferred tax asset valuation allowance of $9.5 million and $5.9 million were recorded during fiscal 2018 and 2017, respectively, to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized.

Net loss and comprehensive loss

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(53.6 million) for the fiscal year ended December 31, 2018 and net loss and comprehensive loss of $(44.2 million) for the fiscal year ended December 31, 2017.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenues

Resident revenue was $467.0 million for the year ended December 31, 2017, compared to $447.4 million for the year ended December 31, 2016, representing an increase of $19.5 million, or 4.4%. The increase in resident revenue primarily results from an increase of $15.3 million from a full year of activity for the senior housing communities acquired by the Company during fiscal 2016 and an increase of $4.3 million due to a 2.8% increase in average monthly rental rates at the Company’s same-store communities which was primarily the result of annual rent increases for our existing residents and recent capital improvements we have invested in our communities for unit conversions which enable us to provide a broader range of senior living services at higher levels of care. The increase in resident revenue at our same-store communities was negatively impacted by Hurricane Harvey which resulted in the full evacuation of our residents at two of our communities located in southeast Texas. Both of these communities were undergoing repairs and remained fully vacated at December 31, 2017, which resulted in a decrease in our same-store resident revenue of approximately $3.5 million.

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

Provision for income taxes

Provision for income taxes for fiscal 2017 was $2.5 million, or 6.0% of loss before income taxes, compared to a provision for income taxes of $0.4 million, or 1.6% of loss before income taxes, for fiscal 2016. The effective tax rates for fiscal 2017 and 2016 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. During each of fiscal 2017 and 2016, the Company consolidated 38 Texas communities and the TMT increased the overall provision for income taxes. The increase in provision for income taxes for fiscal 2017 was attributable to an increase of $0.2 million for higher state income taxes with the remaining $1.9 million due to recent tax legislation changes associated with the TCJA.

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

Quarterly Results

The following table presents certain unaudited quarterly financial information for each of the four quarters ended December 31, 2018 and 2017. This information has been prepared on the same basis as the audited consolidated financial statements of the Company appearing elsewhere in this report and include, in the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the audited consolidated financial statements of the Company and the related notes thereto.

	2018 Calendar Quarters
	First	Second	Third	Fourth (1)
	(In thousands, except per share amounts)
Total revenues	$114,643	$114,627	$115,650	$115,098
Income (Loss) from operations	5,386	3,643	1,696	(3,122)
Net loss and comprehensive loss	(7,156)	(9,060)	(11,089)	(26,291)
Net loss per share, basic	$(0.24)	$(0.30)	$(0.37)	$(0.88)
Net loss per share, diluted	$(0.24)	$(0.30)	$(0.37)	$(0.88)
Weighted average shares outstanding, basic	29,627	29,831	29,877	29,908
Weighted average shares outstanding, fully diluted	29,627	29,831	29,877	29,908

(1)

The fourth quarter of calendar 2018 was impacted by $4.2 million of additional general and administrative expenses for separation and placement costs primarily associated with the retirement and replacement of the Company’s CEO and $12.6 million for write-off of deferred loan costs and prepayment premiums from the early repayment of certain mortgage debt on the Company’s owned properties due to the opportunity to establish a MCF with Berkadia and extend scheduled maturities.

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

Liquidity and Capital Resources

In addition to approximately $31.3 million of unrestricted cash balances on hand as of December 31, 2018, the Company’s principal sources of liquidity are expected to be cash flows from operations, supplemental debt financings, additional proceeds from debt refinancings, equity issuances, and/or proceeds from the sale of assets. The Company expects its available cash and cash flows from operations, supplemental debt financings, additional proceeds from debt refinancings, and proceeds from the sale of assets to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company from time to time considers and evaluates transactions related to its portfolio including supplemental debt financings, debt refinancings, equity issuances, purchases and sales of assets, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

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

In summary, the Company’s cash flows were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$36,870	$55,594	$52,279
Net cash used in investing activities	(21,908)	(124,940)	(201,049)
Net cash (used in) provided by financing activities	(1,666)	53,047	126,847
Increase (Decrease) in cash and cash equivalents	$13,296	$(16,299)	$(21,923)

Operating Activities

The Company had net cash provided by operating activities of $36.9 million, $55.6 million, and $52.3 million in fiscal 2018, 2017, and 2016, respectively. The net cash provided by operating activities for fiscal 2018 primarily results from net non-cash charges of $87.1 million, a decrease in other assets of $1.4 million, an increase in accounts payable of $1.3 million, a decrease in tax and insurance deposits of $1.2 million, a decrease in prepaid expenses of $1.1 million, an increase in accrued expenses of $1.1 million, and an increase in deferred resident revenue of $0.6 million, partially offset by net loss of $(53.6 million) and an increase in accounts receivable of $3.2 million. The net cash provided by operating activities for fiscal 2017 primarily results from net non-cash charges of $96.0 million, a decrease in other assets of $4.1 million, an increase in other liabilities of $5.0 million, and an increase in accounts payable of $2.8 million, and in increase in accrued expenses of $1.7 million, partially offset by net loss of $(44.2 million), an increase in accounts receivable of $8.2 million, and a decrease in deferred resident revenue of $1.9 million. The net cash provided by operating activities for fiscal 2016 primarily results from net non-cash charges of $82.1 million, an increase in accrued expenses of $4.8 million and an increase in accounts payable of $1.7 million, partially offset by net loss of $(28.0 million), an increase in accounts receivable of $2.5 million, an increase in other assets of $2.2 million, an increase in prepaid expenses of $2.0 million, and a decrease in deferred resident revenue of $1.1 million.

Investing Activities

The Company had net cash used in investing activities of $21.9 million, $124.9 million, and $201.0 million in fiscal 2018, 2017, and 2016, respectively. The net cash used in investing activities for fiscal 2018 primarily results from capital expenditures associated with ongoing capital renovations and refurbishments at the Company’s senior housing communities. The net cash used in investing activities for fiscal 2017 primarily results from capital expenditures of $40.0 million associated with ongoing capital renovations and refurbishments at the Company’s senior housing communities and the acquisition of senior housing communities by the Company of $85.0 million. The net cash used in investing activities for fiscal 2016 primarily results from capital expenditures of $62.4 million associated with ongoing capital renovations and refurbishments at the Company’s senior housing communities and acquisitions of senior housing communities by the Company of $138.8 million.

Financing Activities

The Company had net cash (used in) provided by financing activities of ($1.7 million), $53.0 million, and $126.8 million in fiscal 2018, 2017, and 2016, respectively. The net cash used in financing activities for fiscal 2018 primarily results from notes payable proceeds of $208.8 million, of which approximately $206.3 million resulted from mortgage debt refinancings and supplemental mortgage debt financings and the remaining $2.5 million related to insurance premium financing, partially offset by repayments of notes payable of $204.1 million, deferred financing charges paid of $3.3 million, and payments on capital lease and financing obligations of $3.2 million. The net cash provided by financing activities for fiscal 2017 primarily results from notes payable proceeds of $77.2 million, of which $65.0 million is related to new mortgage debt associated with the acquisition of senior housing communities by the Company, approximately $7.1 million related to supplemental mortgage debt obtained on the Company’s existing owned senior housing communities, and approximately $5.1 million related to insurance premium financing, partially offset by repayments of notes payable of $20.1 million, payments on capital lease and financing obligations of $2.9 million, and deferred financing charges paid of $1.2 million associated with the acquisition of senior housing communities by the Company. The net cash provided by financing activities for fiscal 2016 primarily results from notes payable proceeds of $150.8 million, of which approximately $101.5 million is related to new mortgage debt associated with the acquisition of senior housing communities by the Company, approximately $44.4 million related to supplemental mortgage debt obtained on existing senior housing communities, and approximately $4.9 million related to insurance premium financing, partially offset by repayments of notes payable of $17.7 million, purchases of treasury stock of $2.5 million, deferred financing charges paid of $2.5 million, and payments on capital lease and financing obligations of $1.3 million.

Disclosures About Contractual Obligations

The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2018 (in thousands):

	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
Long-term debt, including interest expense (1)	$62,886	$194,507	$203,827	$809,015	$1,270,235
Operating and capital leases (2)	66,455	116,022	104,088	97,165	383,730
Total contractual cash obligations	$129,341	$310,529	$307,915	$906,180	$1,653,965

(1)	Amounts due associated with our variable rate mortgage debt is projected by applying the variable interest rates effective at December 31, 2018.
(2)	Reflects future minimum lease commitments under the Company’s various property and equipment lease agreements at current rental rates.

Long-term debt relates to the aggregate maturities of the Company’s notes payable. As of December 31, 2018, the Company leases its corporate headquarters in Dallas, 46 senior housing communities and certain equipment used at the Company’s corporate headquarters and communities.

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

The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of December 31, 2018, the Company had $983.2 million in outstanding debt comprised of various fixed and variable interest rate debt instruments of $853.2 million and $130.0 million, respectively. In addition, as of December 31, 2018, the Company had $382.1 million in future facility lease obligations with contingent rent increases on certain leases based on changes in the consumer price index or certain operational performance measures.

Changes in interest rates would affect the fair market value of the Company’s fixed interest rate debt instruments, but would not have an impact on the Company’s earnings or cash flows. Fluctuations in interest rates on the Company’s variable interest rate debt instruments, which are tied to LIBOR, would affect the Company’s earnings and cash flows but would not affect the fair market values of the variable interest rate debt. Each percentage point increase in interest rates would impact the Company’s annual interest expense by approximately $1.3 million based on the Company’s outstanding variable interest rate debt as of December 31, 2018. Increases in the consumer price index could have an effect on future facility lease expense if the leased community exceeds the contingent rent escalation thresholds set forth in each of the Company’s lease agreements.

The following table summarizes information on the Company’s debt instruments outstanding as of December 31, 2018. The table presents the principal due and weighted average interest rates by expected maturity date for the Company’s debt instruments by fiscal year.

Principal Amount, which excludes deferred loan costs, and Average Interest Rate by Expected Maturity Date at December 31, 2018 ($ in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Long-term debt:
Fixed rate debt	$15,777	$14,803	$15,564	$53,648	$73,930	$679,470	$853,192	$815,303
Average interest rate	4.64%	4.64%	4.65%	4.65%	4.61%	4.61%
Variable rate debt	273	68,793	10,689	733	800	48,728	130,016	130,016
Average interest rate	6.06%	5.15%	4.57%	4.57%	4.57%	4.57%
Total debt							$983,208	$945,319

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company are included under Item 15 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 9.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 framework). Based on our assessment, we believe that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included as part of this Annual Report on Form 10-K. The Ernst & Young LLP report is on page F-33 of this report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.*
ITEM 11.	EXECUTIVE COMPENSATION.*
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.*
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.*
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.*

*

Information required by Items 10, 11, 12, 13 and 14 will be set forth in the definitive proxy statement relating to the 2019 Annual Meeting of Stockholders of Capital Senior Living Corporation, which will be filed with SEC pursuant to Regulation 14A under the Exchange Act. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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

4.1

2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

4.2

First Amendment to 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on May 31, 2007.)

4.3

Amended and Restated Second Amendment to the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation, as amended (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 22, 2015.)

10.1

Employment Agreement, dated as of November 26, 1996, by and between Capital Senior Living, Inc. and David R. Brickman (Incorporated by reference to Exhibit 10.12 to the Registration Statement No. 333-33379 on Form S-1 filed by the Company with the Securities and Exchange Commission.)

10.2

Agreement of Limited Partnership of Triad Senior Living II, L.P., dated September 23, 1998 (Incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.)

10.3

Agreement of Limited Partnership of Triad Senior Living III, L.P., dated November 10, 1998 (Incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.)

Exhibit Number	Description
10.4

Agreement of Limited Partnership of Triad Senior Living IV, L.P., dated December 22, 1998 (Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, filed by the Company with the Securities and Exchange Commission.)

10.5

Employment Agreement, dated May 26, 1999, by and between Lawrence A. Cohen and Capital Senior Living Corporation (Incorporated by reference to the Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, filed by the Company with the Securities and Exchange Commission.)

10.6

Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, L.P. (Incorporated by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K, dated March 30, 2000, filed by the Company with the Securities and Exchange Commission.)

10.6.1

Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, LP. (Incorporated by reference to Exhibit 10.105 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed by the Company with the Securities and Exchange Commission.)

10.7

First Amendment to Triad II Partnership Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated August 15, 2000, filed by the Company with the Securities and Exchange Commission.)

10.8

Second Amendment to the Employment Agreement of Lawrence A. Cohen, dated January 27, 2003, by and between Lawrence A. Cohen and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.106 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.9

Second Amendment to the Employment Agreement of David R. Brickman, dated January 27, 2003, by and between David R. Brickman and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.109 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

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
10.16

Fourth Amendment to the Employment Agreement of Lawrence A. Cohen (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2010.)

10.17

Master Lease Agreement, dated as of September 10, 2010, between Capital Texas S, LLC and the Landlord parties thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2010.)

10.18

Employment Agreement dated July 22, 2010, by and between Capital Senior Living, Inc. and Joseph G. Solari (Incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K, dated March 12, 2012, filed by the Company with the Securities and Exchange Commission.)

10.19

Employment Agreement dated April 25, 2014, by and between Capital Senior Living, Inc. and Carey P. Hendrickson (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated April 28, 2014, filed by the Company with the Securities and Exchange Commission.)

10.20

Form of Outside Director’s Restricted Share Unit Award Under the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on August 5, 2015.)

10.21

Second Amendment to Employment Agreement of Joseph G. Solari, dated August 31, 2013, by and between Capital Senior Living Corporation and Joseph G. Solari (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on May 6, 2015.)

10.22

Retirement and Separation Agreement dated August 21, 2018, by and between Capital Senior Living Corporation and Lawrence A. Cohen (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 22, 2018.)

10.23

Amended and Restated Employment Agreement dated September 11, 2018, by and between Capital Senior Living, Inc. and Brett D. Lee (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 12, 2018.)

10.24

Employment Agreement dated January 7, 2019, by and between Capital Senior Living Corporation and Kimberly S. Lody (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 8, 2019.)

10.25

Nonqualified Stock Option Agreement dated January 7, 2019, by and between Capital Senior Living Corporation and Kimberly S. Lody (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 8, 2019.)

10.26

Performance Award Agreement dated January 7, 2019, by and between Capital Senior Living Corporation and Kimberly S. Lody (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 8, 2019.)

10.27

Restricted Stock Award Agreement dated January 7, 2019, by and between Capital Senior Living Corporation and Kimberly S. Lody (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 8, 2019.)

Exhibit Number	Description

*21.1	Subsidiaries of the Company

*23.1	Consent of Ernst & Young LLP

*31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

*31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

*32.1	Certification of Kimberly S. Lody pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Carey P. Hendrickson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL SENIOR LIVING CORPORATION

By:	/s/ KIMBERLY S. LODY
Kimberly S. Lody
President, Chief Executive Officer and Director

Date: March 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature to this report appears below hereby appoints Kimberly S. Lody and Carey P. Hendrickson and each of them, any one of whom may act without the joinder of the other, as his or her attorney-in-fact to sign on his behalf, individually and in each capacity stated below, and to file all amendments to this report, which amendment or amendments may make such changes in and additions to the report as any such attorney-in-fact may deem necessary or appropriate.

Signature	Title	Date

/s/ KIMBERLY S. LODY	President,	March 1, 2019
Kimberly S. Lody	Chief Executive Officer (Principal
Executive Officer) and Director

/s/ CAREY P. HENDRICKSON	Executive Vice President and	March 1, 2019
Carey P. Hendrickson	Chief Financial Officer (Principal
Financial and Accounting Officer)

/s/ MICHAEL W. REID	Chairman of the Board	March 1, 2019
Michael W. Reid

/s/ PHILIP A. BROOKS	Director	March 1, 2019
Philip A. Brooks

/s/ ED A. GRIER	Director	March 1, 2019
Ed A. Grier

/s/ E. RODNEY HORNBAKE	Director	March 1, 2019
E. Rodney Hornbake

/s/ PAUL J. ISAAC	Director	March 1, 2019
Paul J. Isaac

/s/ JILL M. KRUEGER	Director	March 1, 2019
Jill M. Krueger

/s/ ROSS B. LEVIN	Director	March 1, 2019
Ross B. Levin

/s/ RONALD A. MALONE	Director	March 1, 2019
Ronald A. Malone

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Capital Senior Living Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Capital Senior Living Corporation (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditors since 2006.

Dallas, Texas

March 1, 2019

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$31,309	$17,646
Restricted cash	13,011	13,378
Accounts receivable, net	10,581	12,307
Federal and state income taxes receivable	152	—
Property tax and insurance deposits	13,173	14,386
Prepaid expenses and other	5,232	6,332
Total current assets	73,458	64,049
Property and equipment, net	1,059,049	1,099,786
Deferred taxes, net	152	—
Other assets, net	16,485	18,836
Total assets	$1,149,144	$1,182,671
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,095	$7,801
Accrued expenses	41,880	40,751
Current portion of notes payable, net of deferred loan costs	14,342	19,728
Current portion of deferred income	14,892	13,840
Current portion of capital lease and financing obligations	3,113	3,106
Federal and state income taxes payable	406	383
Customer deposits	1,302	1,394
Total current liabilities	85,030	87,003
Deferred income	8,151	10,033
Capital lease and financing obligations, net of current portion	45,647	48,805
Deferred taxes, net	—	1,941
Other long-term liabilities	15,643	16,250
Notes payable, net of deferred loan costs and current portion	959,408	938,206
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:	—	—
Authorized shares — 15,000; no shares issued or outstanding
Common stock, $.01 par value:
Authorized shares — 65,000; issued and outstanding shares 31,273 and 30,505 in 2018 and 2017, respectively	318	310
Additional paid-in capital	187,879	179,459
Retained deficit	(149,502)	(95,906)
Treasury stock, at cost — 494 shares in 2018 and 2017	(3,430)	(3,430)
Total shareholders’ equity	35,265	80,433
Total liabilities and shareholders’ equity	$1,149,144	$1,182,671

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Revenues:
Resident revenue	$460,018	$466,997	$447,448
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	294,661	290,662	273,899
General and administrative expenses	26,961	23,574	23,671
Facility lease expense	56,551	56,432	61,718
Loss on facility lease termination	—	12,858	—
Provision for bad debts	2,990	1,748	1,727
Stock-based compensation expense	8,428	7,682	11,645
Depreciation and amortization expense	62,824	66,199	60,398
Total expenses	452,415	459,155	433,058
Income from operations	7,603	7,842	14,390
Other income (expense):
Interest income	165	73	67
Interest expense	(50,543)	(49,471)	(42,207)
Write-off of deferred loan costs and prepayment premiums	(12,623)	—	—
Gain (Loss) on disposition of assets, net	28	(123)	(65)
Other income	3	7	233
Loss before benefit (provision) for income taxes	(55,367)	(41,672)	(27,582)
Benefit (Provision) for income taxes	1,771	(2,496)	(435)
Net loss	$(53,596)	$(44,168)	$(28,017)
Per share data:
Basic net loss per share	$(1.80)	$(1.50)	$(0.97)
Diluted net loss per share	$(1.80)	$(1.50)	$(0.97)
Weighted average shares outstanding — basic	29,812	29,453	28,909
Weighted average shares outstanding — diluted	29,812	29,453	28,909
Comprehensive loss	$(53,596)	$(44,168)	$(28,017)

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
	(In thousands)
Balance at January 1, 2016	29,539	299	159,920	(23,539)	(934)	135,746
Exercise of stock options	6	—	60	—	—	60
Restricted stock awards	611	6	1	—	—	7
Stock-based compensation	—	—	11,645	—	—	11,645
Excess tax benefits on stock options exercised	—	—	(27)	—	—	(27)
Treasury stock	(144)	—	—	—	(2,496)	(2,496)
Net loss	—	—	—	(28,017)	—	(28,017)
Balance at December 31, 2016	30,012	305	171,599	(51,556)	(3,430)	116,918
Restricted stock unit conversions	3	—	—	—	—	—
Restricted stock awards	490	5	(4)	—	—	1
Stock-based compensation	—	—	7,864	(182)	—	7,682
Net loss	—	—	—	(44,168)	—	(44,168)
Balance at December 31, 2017	30,505	$310	$179,459	$(95,906)	$(3,430)	$80,433
Restricted stock awards	768	8	(8)	—	—	—
Stock-based compensation	—	—	8,428	—	—	8,428
Net loss	—	—	—	(53,596)	—	(53,596)
Balance at December 31, 2018	31,273	$318	$187,879	$(149,502)	$(3,430)	$35,265

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Operating Activities
Net loss	$(53,596)	$(44,168)	$(28,017)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	62,824	66,199	60,398
Amortization of deferred financing charges	1,709	1,626	1,193
Amortization of deferred lease costs and lease intangibles, net	849	859	679
Amortization of lease incentives	(2,074)	(1,336)	(710)
Deferred income	(1,391)	(1,397)	(414)
Deferred taxes	(2,245)	1,941	—
Lease incentives	3,376	5,673	7,530
Loss on facility lease termination	—	12,858	—
Write-off of deferred loan costs and prepayment premiums	12,623	—	—
(Gain) Loss on disposition of assets, net	(28)	123	65
Provision for bad debts	2,990	1,748	1,727
Stock-based compensation expense	8,428	7,682	11,645
Changes in operating assets and liabilities:
Accounts receivable	(3,173)	(8,159)	(14,519)
Property tax and insurance deposits	1,213	279	(267)
Prepaid expenses and other	1,100	33	(1,995)
Other assets	1,350	4,061	(2,228)
Accounts payable	1,294	2,750	1,695
Accrued expenses	1,129	1,689	4,798
Other liabilities	—	5,017	12,014
Federal and state income taxes receivable/payable	23	165	107
Deferred resident revenue	561	(1,898)	(1,148)
Customer deposits	(92)	(151)	(274)
Net cash provided by operating activities	36,870	55,594	52,279
Investing Activities
Capital expenditures	(21,965)	(39,959)	(62,371)
Cash paid for acquisitions	—	(85,000)	(138,750)
Proceeds from disposition of assets	57	19	72
Net cash used in investing activities	(21,908)	(124,940)	(201,049)
Financing Activities
Proceeds from notes payable	208,841	77,197	150,798
Repayments of notes payable	(204,093)	(20,099)	(17,680)
Cash payments for capital lease and financing obligations	(3,151)	(2,869)	(1,314)
Cash proceeds from the issuance of common stock	—	—	67
Excess tax benefits on stock options exercised	—	—	(27)
Purchases of treasury stock	—	—	(2,496)
Deferred financing charges paid	(3,263)	(1,182)	(2,501)
Net cash (used in) provided by financing activities	(1,666)	53,047	126,847
Increase (Decrease) in cash and cash equivalents	13,296	(16,299)	(21,923)
Cash and cash equivalents and restricted cash at beginning of year	31,024	47,323	69,246
Cash and cash equivalents and restricted cash at end of year	$44,320	$31,024	$47,323
Supplemental Disclosures
Cash paid during the year for:
Interest	$49,225	$47,022	$40,585
Income taxes	$555	$543	$582

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

1.	Organization

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior housing communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior housing communities throughout the United States. As of December 31, 2018, the Company operated 129 senior housing communities in 23 states with an aggregate capacity of approximately 16,500 residents, including 83 senior housing communities which the Company owned and 46 senior housing communities that the Company leased. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

The following table sets forth our cash and cash equivalents and restricted cash (in thousands):

	Year Ended December 31,
	2018	2017
Cash and cash equivalents	$31,309	$17,646
Restricted cash	13,011	13,378
	$44,320	$31,024

Long-Lived Assets

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers internal factors such as net operating losses along with external factors relating to each asset, including contract changes, local market developments, and other publicly available information. If an indicator of impairment is identified, the carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount the carrying value exceeds the fair market value, generally based on discounted cash flows, of the long-lived asset. For property and equipment where indicators of impairment were identified, tests of recoverability were performed and the Company has concluded its property and equipment is recoverable and does not warrant adjustment to the carrying value or remaining useful lives as of December 31, 2018. The Company does not believe there were any indicators of impairment that would require an adjustment to the carrying value of the property and equipment or their remaining useful lives as of December 31, 2017.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements at December 31, 2018.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Income Taxes

Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable. Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which we expect those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income.

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

Revenue Recognition

Resident revenue consists of fees for basic housing and certain support services and fees associated with additional housing and expanded support requirements such as assisted living care, memory care, and ancillary services. Basic housing and certain support services revenue is recorded when services are rendered and amounts billed are due from residents in the period in which the rental and other services are provided which totaled approximately $452.5 million and $458.3 million, respectively, for the fiscal years ended December 31, 2018 and 2017. Residency agreements are generally short term in nature with durations of one year or less and are typically terminable by either party, under certain circumstances, upon providing 30 days’ notice, unless state law provides otherwise, with resident fees billed monthly in advance. The Company had contract liabilities for deferred fees paid by our residents prior to the month housing and support services were to be provided totaling approximately $4.5 million and $3.9 million, respectively, which are included as a component of deferred income within current liabilities of the Company’s Consolidated Balance Sheets at December 31, 2018 and 2017. Deferred fees paid by our residents recognized into revenue during fiscal 2018 and 2017 totaled approximately $3.9 million and $5.8 million, respectively. Revenue for certain ancillary services is recognized as services are provided, and includes fees for services such as medication management, daily living activities, beautician/barber, laundry, television, guest meals, pets, and parking which are generally billed monthly in arrears. Deferred fees totaled approximately $4.7 million and $5.1 million, respectively, for the fiscal years ended December 31, 2018 and 2017, and were recognized as a component of resident revenue within the Company’s Consolidated Statements of Operations and Comprehensive Loss.

The Company's senior housing communities have residency agreements which generally require the resident to pay a community fee prior to moving into the community and are recorded initially by the Company as deferred revenue. At each of December 31, 2018 and 2017, the Company had contract liabilities for deferred community fees totaling approximately $1.1 million and $1.3 million, respectively, which are included as a component of deferred income within current liabilities of the Company’s Consolidated Balance Sheets. The Company recognized community fees as a component of resident revenue within the Company’s Consolidated Statements of Operations and Comprehensive Loss of approximately $2.8 million and $3.6 million, respectively, during the fiscal years ended December 31, 2018 and 2017.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Revenues from the Medicaid program accounted for approximately 5.4% of the Company’s revenue in fiscal 2018, 5.6% of the Company’s revenue in fiscal 2017, and 5.5% of the Company’s revenue in fiscal 2016. During fiscal 2018, 2017, and 2016, 40, 41, and 40, respectively, of the Company’s communities were providers of services under the Medicaid program. Accordingly, these communities were entitled to reimbursement under the foregoing program at established rates that were lower than private pay rates. Patient service revenue for Medicaid patients was recorded at the reimbursement rates as the rates were set prospectively by the applicable state upon the filing of an annual cost report. None of the Company’s communities were providers of services under the Medicare program during fiscal 2018, 2017, or 2016.

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

Purchase Accounting

In determining the allocation of the purchase price of senior housing communities acquired to net tangible and identified intangible assets acquired and liabilities assumed, if any, the Company makes estimates of fair value using information obtained as a result of pre-acquisition due diligence, leasing activities and/or independent appraisals. The Company assigns the purchase price for senior living communities to assets acquired and liabilities assumed based on their estimated fair values. The determination of fair value involves the use of significant judgments and estimates which is generally assessed as follows:

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

Credit Risk and Allowance for Doubtful Accounts

The Company’s resident receivables are generally due within 30 days from the date billed. Accounts receivable are reported net of an allowance for doubtful accounts of $6.8 million and $4.9 million at December 31, 2018 and 2017, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Lease Accounting

The Company determines whether to account for its leases as operating, capital or financing leases depending on the underlying terms of the lease agreement. This determination of classification requires significant judgment relating to certain information, including the estimated fair value and remaining economic life of the community, the Company’s cost of funds, minimum lease payments and other lease terms. The lease rates under the Company’s lease agreements are subject to certain conditional escalation clauses which are recognized when probable or incurred and are based on changes in the consumer price index or certain operational performance measures. As of December 31, 2018 and 2017, the Company leased 46 communities, two of which the Company classified as capital lease and financing obligations with the remaining classified as operating leases. The Company incurs lease acquisition costs and amortizes these costs over the term of the lease agreement. Certain leases entered into by the Company qualified as sale/leaseback transactions, and as such, any related gains have been deferred and are being amortized over the respective lease term. No new communities were leased by the Company during fiscal 2018 or 2017. Effective January 31, 2017, the Company acquired from Ventas the underlying real estate associated with four of its operating leases. For additional information refer to Note 3, “Acquisitions”.

Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive loss includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives.

Employee Health and Dental Benefits, Workers’ Compensation, and Insurance Reserves

The Company offers full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior housing communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs, including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred at December 31, 2018; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except for per share amounts):

	Year Ended December 31,
	2018	2017	2016
Net loss	$(53,596)	$(44,168)	$(28,017)
Net loss allocated to unvested restricted shares	—	—	—
Undistributed net loss allocated to common shares	$(53,596)	$(44,168)	$(28,017)
Weighted average shares outstanding — basic	29,812	29,453	28,909
Effects of dilutive securities:
Employee equity compensation plans	—	—	—
Weighted average shares outstanding — diluted	29,812	29,453	28,909
Basic net loss per share	$(1.80)	$(1.50)	$(0.97)
Diluted net loss per share	$(1.80)	$(1.50)	$(0.97)

Awards of unvested restricted stock representing approximately 1.3 million, 0.9 million, and 0.8 million shares were outstanding for the fiscal years ended December 31, 2018, 2017, and 2016, respectively, and are antidilutive.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of shareholders’ equity until it is canceled. There were no repurchases of the Company’s common stock during fiscal 2018 or 2017.

Stock-Based Compensation

The Company recognizes compensation expense for share-based payment awards to certain employees and directors, including grants of stock options and awards of restricted stock, in the Consolidated Statements of Operations and Comprehensive Loss based on their fair values.

On May 8, 2007, the Company’s stockholders approved the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (as amended, the “2007 Plan”) which provides for, among other things, the grant of restricted stock awards and stock options to purchase shares of the Company’s common stock. The 2007 Plan authorizes the Company to issue up to 4.6 million shares of common stock and the Company currently has 286,000 shares of common stock reserved for future issuance pursuant to awards under the 2007 Plan.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. Current U.S. generally accepted accounting principles (GAAP) require an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. ASU 2016-13 replaces the current incurred loss methodology for credit losses and removes the thresholds that companies apply to measure credit losses on financial statements measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. ASU 2016-13 is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new lease standard requires lessees to recognize on the balance sheet a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Additionally, in July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, which provided entities with a transition method option to not restate comparative periods presented, but to recognize a

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

cumulative effect adjustment to beginning retained earnings in the period of adoption. The FASB retained a dual model for lease classification, requiring leases to be classified as finance or operating leases to determine recognition in the statements of operations and cash flows; however, substantially all leases will be required to be recognized on the balance sheet. The standards update will also require quantitative and qualitative disclosures regarding key information about leasing arrangements and provides a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief.  The Company expects to utilize certain practical expedients that, upon adoption, allows entities to (1) not reassess whether any expired or existing contracts are or contain leases, (2) retain the classification of leases (e.g., operating or finance lease) existing as of the date of adoption, (3) not reassess initial direct costs for any existing leases, and (4) not record a right-of-use asset and related lease liability for leases with an initial lease term of 12 months or less. The Company is in the final stages of evaluating its existing lease portfolio, including accumulating all of the necessary information required to properly account for leases under the new accounting guidance, and believes the most significant impact relates to its accounting for real estate leases. The Company plans to elect a transition option which allows for the recognition of a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption without recasting the financial statements in periods prior to adoption. At adoption, the Company expects to recognize a material increase in assets and liabilities on its Consolidated Balance Sheet resulting from the recognition of lease liabilities initially measured at the present value of its future operating lease payments and the related right of use assets. The Company has concluded that the previously unrecognized right of use assets will be reviewed for impairment which could result in a reduction to the initially recognized right of use assets and a cumulative effect adjustment to beginning retained earnings as of January 1, 2019. The Company continues to evaluate the impacts of adopting ASU 2016-02 on its financial position, results of operations, and cash flows, and is updating its systems, processes, and internal controls to meet the new reporting and disclosure requirements. The adoption of this standard will have no impact on the Company’s covenant compliance under its current debt and lease agreements.

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

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related footnotes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions. The Company believes revenue recognition, purchase accounting, credit risk and allowance for doubtful accounts, lease accounting, employee health and dental benefits,

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

workers’ compensation and insurance reserves, long-lived assets, and income taxes are its most critical accounting policies and/or require management’s most subjective judgments.

Reclassifications

Certain reclassifications have been made to prior period amounts to conform to current period presentation.

3.	Acquisitions

Fiscal 2017

Effective January 31, 2017 (the “Closing Date”), the Company acquired the underlying real estate through an asset acquisition associated with four of the senior housing communities previously leased from Ventas, Inc. (“Ventas”) for an acquisition price of $85.0 million (the “Four Property Lease Transaction”). The Company obtained interest only, bridge financing from Berkadia Commercial Mortgage LLC (“Berkadia”) for $65.0 million of the acquisition price with an initial variable interest rate of LIBOR plus 4.0% and a 36-month term, with an option to extend 6 months, and the balance of the acquisition price paid from the Company’s existing cash resources. Additionally, the Company agreed to continue paying $2.3 million of the annual rents associated with the four communities acquired over the remaining lease term of the seven communities remaining in the Ventas Lease Portfolio. As such, the total additional lease payments to be paid over the remaining lease term were discounted back to the Closing Date utilizing a credit-adjusted risk-free rate to determine the fair value of the lease termination financing obligation of $16.0 million. The fair value of the four communities acquired was determined to approximate $88.1 million. The fair values of the property, plant, and equipment of the acquired communities were determined utilizing a direct capitalization method considering facility net operating income and market capitalization rates. These fair value measurements were based on current market conditions as of the acquisition date and are considered Level 3 measurements (fair value measurements using significant unobservable inputs) within the fair value hierarchy of ASC 820-10, Fair Value Measurement. The range of capitalization rates utilized was 7.25% to 8.50%, depending upon the property type, geographical location, and overall quality of each respective community. The acquisition price of $85.0 million and lease termination obligation of $16.0 million resulted in total aggregate consideration by the Company for the acquisition of the four communities of $101.0 million. The Company recorded the difference between the total aggregate consideration ($101.0 million) and the estimated fair value of the four communities acquired ($88.1 million) of $12.9 million as a loss on facility lease termination during the first quarter of fiscal 2017. Additionally, the Company incurred approximately $0.4 million in transaction costs related to this acquisition which have been capitalized as a component of the cost of the assets acquired.

As a result of this asset acquisition, the Company recorded additions to property and equipment of approximately $88.1 million within the Company’s Consolidated Balance Sheets which is being depreciated or amortized over the estimated useful lives.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

4.	Property and Equipment

Property and equipment consists of the following (in thousands):

		December 31,
	Asset Lives	2018	2017
Land		$69,842	$69,842
Land improvements	5 to 20 years	25,373	24,665
Buildings and building improvements	10 to 40 years	1,158,577	1,148,816
Furniture and equipment	5 to 10 years	66,202	62,614
Automobiles	5 to 7 years	6,344	6,236
Leasehold improvements	(1)	98,396	85,384
Construction in progress	NA	421	5,711
		1,425,155	1,403,268
Less accumulated depreciation and amortization		(366,106)	(303,482)
Property and equipment, net		$1,059,049	$1,099,786

(1)	Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining lease term.

At December 31, 2018 and 2017, furniture and equipment included $3.8 million and $3.2 million of capitalized computer software development costs of which $3.1 million and $3.0 million, respectively, has been amortized and is included as a component of accumulated depreciation and amortization.

Property and equipment includes $31.8 million of assets under capital lease in connection with the Ventas Lease Transaction, as discussed at Note 15, “Leases,” of which $16.3 million and $15.4 million has been amortized and is included as a component of accumulated depreciation and amortization at December 31, 2018 and 2017, respectively.

5.	Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2018	2017
Deferred lease costs, net	$4,715	$5,555
Security and other deposits	9,889	10,234
Other	1,881	3,047
	$16,485	$18,836

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

6.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2018	2017
Accrued salaries, bonuses and related expenses	$11,996	$13,015
Accrued property taxes	14,079	14,208
Accrued interest	3,066	3,757
Accrued health claims and workers comp	4,845	4,547
Accrued professional fees	1,012	763
Other	6,882	4,461
	$41,880	$40,751

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

7.	Notes Payable

Notes payable consists of the following (in thousands):

	Average Monthly	Net Book Value	Interest	Maturity	Notes Payable December 31,
Lender	Payment	Of Collateral (1)	Rate	Date	2018	2017
Fannie Mae	$—	$—	5.69	August 2021	$—	$12,283
Fannie Mae	—	—	4.97	October 2021	—	4,331
Fannie Mae	—	—	4.92	October 2021	—	17,097
Fannie Mae	—	—	5.19	October 2021	—	4,839
Fannie Mae	—	—	4.92	November 2021	—	19,886
Fannie Mae	—	—	4.38	March 2022	—	4,831
Fannie Mae	—	—	4.76	April 2022	—	10,403
Fannie Mae	—	—	4.85	April 2022	—	3,470
Fannie Mae	135	25,781	4.69	April 2022	23,127	23,637
Fannie Mae	11	4,140	4.97	April 2022	1,991	2,022
Fannie Mae	60	14,707	4.48	May 2022	10,462	10,699
Fannie Mae	20	14,707	4.85	May 2022	3,640	3,697
Fannie Mae	—	—	4.34	November 2022	—	26,382
Fannie Mae	—	—	4.50	November 2022	—	5,881
Fannie Mae	—	—	5.49	November 2022	—	7,403
Fannie Mae	84	16,577	4.32	January 2023	15,194	15,532
Fannie Mae	49	16,577	5.39	January 2023	8,327	8,453
Fannie Mae	39	7,943	4.58	January 2023	6,808	6,953
Fannie Mae	17	7,943	5.49	January 2023	2,990	3,029
Fannie Mae	—	—	4.66	April 2023	—	15,131
Fannie Mae	—	—	5.46	April 2023	—	3,068
Fannie Mae	45	8,166	5.93	October 2023	7,092	7,205
Fannie Mae	67	12,893	5.50	November 2023	10,992	11,180
Fannie Mae	67	12,202	5.38	November 2023	11,042	11,236
Fannie Mae	282	50,722	5.56	January 2024	45,892	46,662
Fannie Mae	632	109,519	4.24	July 2024	118,715	121,141
Fannie Mae	120	25,091	4.48	July 2024	21,963	22,394
Fannie Mae	81	19,891	4.30	July 2024	15,156	15,462
Fannie Mae	91	65,624	4.98	July 2024	16,322	16,579
Fannie Mae	11	9,290	6.30	July 2024	1,796	—
Fannie Mae	134	26,589	4.59	September 2024	24,342	24,805
Fannie Mae	22	13,433	5.72	September 2024	3,634	3,682
Fannie Mae	54	10,256	4.70	September 2024	9,683	9,864
Fannie Mae	53	11,808	4.50	January 2025	9,731	9,915
Fannie Mae	95	6,351	4.46	January 2025	17,686	18,023
Fannie Mae	70	15,106	4.35	February 2025	13,179	13,434
Fannie Mae	109	8,496	3.85	March 2025	21,633	22,086
Fannie Mae	102	23,648	3.84	April 2025	20,324	20,749
Fannie Mae	31	23,648	5.53	April 2025	5,300	5,372
Fannie Mae	—	—	4.55	June 2025	—	8,794
Fannie Mae	—	—	4.79	June 2025	—	10,753
Fannie Mae	81	15,219	5.30	June 2025	13,335	13,580

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Fannie Mae	—	—	5.71	June 2025	—	4,079
Fannie Mae	58	12,481	4.69	October 2025	10,595	10,780
Fannie Mae	44	9,256	4.70	October 2025	8,008	8,147
Fannie Mae	273	38,141	4.68	December 2025	50,295	51,163
Fannie Mae	9	7,577	5.81	December 2025	1,426	1,445
Fannie Mae	—	—	5.43	April 2026	—	10,443
Fannie Mae	—	—	5.84	April 2026	—	4,903
Fannie Mae	98	21,982	4.10	October 2026	19,498	19,854
Fannie Mae	108	24,350	4.24	December 2026	21,243	21,617
Fannie Mae	652	160,096	5.13	January 2029	150,782	—
Fannie Mae	194	160,096	(3)	January 2029	50,261	—
Protective Life	96	24,088	3.55	April 2025	19,787	20,234
Protective Life	49	10,994	4.25	August 2025	9,350	9,535
Protective Life	78	17,506	4.25	September 2025	14,871	15,163
Protective Life	138	32,096	4.25	November 2025	26,478	26,993
Protective Life	57	13,460	4.50	February 2026	10,761	10,959
Protective Life	187	41,379	4.38	March 2026	32,920	33,705
Protective Life	70	15,019	4.13	October 2031	12,326	12,645
Berkadia	378	93,631	(4)	February 2020	65,000	65,000
Berkadia	18	7,292	(5)	July 2020	3,500	—
Berkadia	97	18,785	(6)	October 2021(5)	11,255	11,505
HUD	16	5,356	4.48	September 2045	2,933	2,989
Insurance Financing	—	—	2.76	May 2018	—	725
Insurance Financing	—	—	3.04	November 2018	—	3,505
Insurance Financing	160	—	3.64	May 2019	799	—
Insurance Financing	70	—	4.40	November 2019	763	—
	$5,412		4.64% (2)		$983,207	$967,332
Less deferred loan costs, net					9,457	9,398
					$973,750	$957,934
Less current portion					14,342	19,728
					$959,408	$938,206

(1)	80 of the facilities owned by the Company are encumbered by mortgage debt and are provided as collateral under their respective loan agreements.
(2)	Weighted average interest rate on current fixed interest rate debt outstanding.
(3)	Variable interest rate of LIBOR plus 2.14%, which was 4.57% at December 31, 2018.
(4)	Variable interest rate of LIBOR plus 4.00%, which was 6.89% at December 31, 2018.
(5)	Variable interest rate of LIBOR plus 3.75%, which was 6.21% at December 31, 2018.
(6)	Variable interest rate of LIBOR plus 5.00%, which was 7.89% at December 31, 2018. Effective June 29, 2018, the Company extended the maturity date with Berkadia to October 10, 2021.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

The aggregate scheduled maturities of notes payable at December 31, 2018 are as follows (in thousands):

2019	$16,050
2020	83,595
2021	26,254
2022	54,381
2023	74,729
Thereafter	728,198
$983,207

On December 18, 2018, the Company repaid certain mortgage loans associated with 21 of its senior living communities totaling approximately $170.6 million from Fannie Mae which were scheduled to mature on various dates beginning August 2021 through April 2026. The repayment of these mortgage loans facilitated the establishment of a Master Credit Facility (“MCF”) with Berkadia whereby the Company obtained approximately $201.0 million of new mortgage financing. The MCF will allow the Company to make future advances, should the Company decide to do so, assuming certain borrowing conditions are satisfied. The MCF consists of two separate loans which are cross-defaulted and cross-collateralized. Approximately $150.8 million of the new financing is long-term fixed interest rate debt at a fixed interest rate of 5.13% with a 10-year term and interest only for the first 36 months and the principal amortized over a 30-year term thereafter. Approximately $50.3 million of the new financing is long-term variable interest rate debt at a variable interest rate of LIBOR plus 2.14% with a 10-year term and interest only for the first 36 months and a fixed monthly principal component of $67,000 thereafter. The Company incurred approximately $3.0 million in deferred financing costs related to the MCF, which are being amortized over 10 years. As a result of the early repayment of the Fannie Mae mortgage debt, the Company accelerated the amortization of approximately $1.5 million in unamortized deferred financing costs and incurred prepayment premiums of approximately $11.1 million. The MCF was subsequently assigned to Fannie Mae on December 28, 2018, and is reported as such in preceding notes payable summary table.

On December 18, 2018, the Company completed mortgage financing of $3.5 million from Berkadia at a variable interest rate of LIBOR plus 3.75% on one community located in Kokomo, Indiana. The mortgage loan is interest-only and has an 18-month term maturing in July 2020. The Company incurred approximately $91,000 in deferred financing costs related to this loan, which are being amortized over 18 months.

On December 1, 2018, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $0.8 million. The finance agreement has a fixed interest rate of 4.40% with the principal being repaid over an 11-month term.

On November 30, 2018, the Company completed supplemental mortgage financing of approximately $1.8 million from Fannie Mae at a fixed interest rate of 6.30% on one community located in Mesquite, Texas. The supplemental mortgage loan is coterminous, cross-collateralized and cross-defaulted with the original existing mortgage debt maturing in July 2024. The Company incurred approximately $0.1 million in deferred financing costs related to this loan, which are being amortized over the remaining initial loan term.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Effective June 29, 2018, the Company extended its mortgage loan with Berkadia on one of its senior living communities located in Canton, Ohio. The maturity date was extended to October 10, 2021 with an initial variable interest rate of LIBOR plus 5.0% with principal amortized over 25 years.

Effective May 31, 2018, the Company renewed certain insurance policies and entered into a finance agreement totaling approximately $1.7 million. The finance agreement has a fixed interest rate of 3.64% with the principal being repaid over an 11-month term.

The Company issued standby letters of credit with Wells Fargo Bank (“Wells Fargo”), totaling approximately $3.4 million, for the benefit of Hartford Financial Services (“Hartford”) associated with the administration of workers compensation which remain outstanding as of December 31, 2018.

The Company issued standby letters of credit with JPMorgan Chase Bank (“Chase”), totaling approximately $6.7 million, for the benefit of Welltower, Inc. (“Welltower”), formerly Healthcare REIT, Inc. on certain leases between Welltower and the Company which remain outstanding as of December 31, 2018.

The Company issued standby letters of credit with Chase, totaling approximately $2.9 million, for the benefit of HCP, Inc. (“HCP”) on certain leases between HCP and the Company which remain outstanding as of December 31, 2018.

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

On January 31, 2017, in conjunction with the Four Property Lease Transaction, the Company obtained $65.0 million of mortgage debt from Berkadia. The new mortgage loan is interest-only and has a three-year term, with an option to extend 6 months, and an initial variable interest rate of LIBOR plus 4.00%. The Company incurred approximately $0.9 million in deferred financing costs related to this loan, which are being amortized over three years.

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the life of the notes. At December 31, 2018 and 2017, the Company had gross deferred loan costs of $14.1 million and $14.0 million, respectively. Accumulated amortization was $4.7 million and $4.6 million at December 31, 2018 and 2017, respectively. Amortization expense is expected to be approximately $1.7 million in each of the next five fiscal years. The Company was in compliance with all aspects of its outstanding indebtedness at December 31, 2018 and 2017.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

8.	Equity

Preferred Stock

The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Board without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of December 31, 2018 and 2017.

Share Repurchases

On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. Shares of stock repurchased under the program will be held as treasury shares. Pursuant to this authorization, during fiscal 2009, the Company purchased 349,800 shares at an average cost of $2.67 per share for a total cost to the Company of approximately $0.9 million. On January 14, 2016, the Company announced that its board of directors approved a continuation of the share repurchase program. Pursuant to this authorization, during fiscal 2016, the Company purchased 144,315 shares of its common stock at an average cost of $17.29 per share for a total cost to the Company of approximately $2.5 million. All such purchases were made in open market transactions. There were no repurchases of the Company’s common stock during fiscal 2018 or 2017.

9.	Stock-Based Compensation

Stock Options

The Company’s stock option program is a long-term retention program that is intended to attract, retain and provide incentives for employees, officers and directors and to more closely align stockholder and employee interests. The Company’s stock options generally vest over one to five years and the related expense is amortized on a straight-line basis over the vesting period.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2018, 2017, and 2016 is presented below:

	Outstanding Beginning of Year	Granted	Exercised	Forfeited	Outstanding End of Year	Options Exercisable
December 31, 2018
Shares	—	—	—	—	—	—
Weighted average price	$—	—	$—	—	$—	$—
December 31, 2017
Shares	—	—	—	—	—	—
Weighted average price	$—	—	$—	—	$—	$—
December 31, 2016
Shares	3,000	—	3,000	—	—	—
Weighted average price	$10.97	—	$10.97	—	$—	$—

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

No stock options were outstanding at December 31, 2018 and 2017, as all outstanding options have fully vested and have been exercised or forfeited.

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

The Company recognizes compensation expense of a restricted stock award over its respective vesting or performance period based on the fair value of the award on the grant date, net of actual forfeitures. A summary of the Company’s restricted common stock awards activity and related information for the years ended December 31, 2018, 2017, and 2016 is presented below:

	Outstanding Beginning of Year	Issued	Vested	Forfeited	Outstanding End of Year
December 31, 2018
Shares	964,484	830,794	(386,900)	(63,219)	1,345,159
December 31, 2017
Shares	829,766	565,745	(355,400)	(75,627)	964,484
December 31, 2016
Shares	783,310	666,883	(565,224)	(55,203)	829,766

The restricted stock outstanding at December 31, 2018, 2017, and 2016, had an aggregate intrinsic value of $9.1 million, $13.0 million, and $13.3 million, respectively.

During fiscal 2018, the Company awarded 830,794 shares of restricted common stock to certain employees and directors of the Company, of which 237,840 shares were subject to performance and market-based vesting conditions. The average market value of the common stock on the date of grant was $11.08. These awards of restricted shares vest over a one to four-year period, unless the award is subject to certain accelerated vesting requirements, and had an intrinsic value of $9.2 million on the date of grant. Additionally, during fiscal 2018, the Company awarded 67,356 restricted stock units to certain directors of the Company with average market value of $10.69 on the date of grant. These awards of restricted units vest over a one-year period and had an intrinsic value of approximately $0.7 million on the date of grant.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Stock Based Compensation

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk-free interest rate. The expected volatility used by the Company is based primarily on an analysis of historical prices of the Company’s common stock. The expected term of options granted is based primarily on historical exercise patterns on the Company’s outstanding stock options. The risk-free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not expect to pay dividends on its common stock and therefore has used a dividend yield of zero in determining the fair value of its awards. The option forfeiture rate assumption used by the Company is based primarily on the Company’s historical option forfeiture patterns. At December 31, 2018, the Company had no stock options outstanding.

The Company uses the Monte-Carlo simulation model to determine the fair value of performance awards which include market-based vesting conditions. The Monte-Carlo simulation model uses the same input assumptions as the Black-Scholes model, however, it also further incorporates into the fair-value determination the possibility that the market condition may not be satisfied. Compensation costs related to awards with a market-based condition are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. During fiscal 2018, in accordance with the Company’s long-term incentive compensation plan, the Company granted 237,840 shares of restricted common stock with performance and market-based vesting conditions to certain employees of the Company. These performance awards are subject to a market-based condition that may increase or decrease the number of shares vested if the Company’s 2020 Total Stockholder Return (“TSR”) exceeds or falls below certain achievement level parameters when ranked against the Company’s designated Peer Group. These restricted performance shares vest over a three-year period based on the Company’s Earnings before Interest, Taxes, Depreciation, Amortization, and Rent (“EBITDAR”) financial performance target set by the Company’s compensation committee for the fiscal year ending December 31, 2020. The number of shares of restricted common stock ultimately issued will be prorated between performance level targets achieved.

The Company recognized $8.4 million, $7.7 million, and $11.6 million in stock-based compensation expense during fiscal 2018, 2017, and 2016, respectively, which primarily is associated with employees whose corresponding salaries and wages are included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. Unrecognized stock-based compensation expense is $9.5 million at December 31, 2018. The Company expects stock-based compensation expense to be recognized over a one to three-year period for performance restricted stock awards and a one to four-year period for nonperformance-based restricted stock awards and units.

10.	Income Taxes

The (benefit) provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$(152)	$6	$—
State	474	550	435
Deferred:
Federal	(2,093)	1,940	—
State	—	—	—
(Benefit) Provision for income taxes	$(1,771)	$2,496	$435

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

The (benefit) provision for income taxes differed from the amounts of income tax (benefit) provision determined by applying the U.S. federal statutory income tax rate to income before (benefit) provision for income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Tax benefit at federal statutory rates	$(11,627)	$(14,168)	$(9,335)
State income tax benefit, net of federal effects	(665)	(648)	(550)
Change in deferred tax asset valuation allowance	9,543	7,857	8,569
Tax reform impact on deferred income taxes	—	13,959	—
Share based compensation ASU 2016-09 adoption	—	(5,326)	—
Other	978	822	1,751
(Benefit) Provision for income taxes	$(1,771)	$2,496	$435

The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas and accounts for the majority of the Company’s current state tax expense. During each of fiscal 2018, 2017, and 2016 the Company consolidated 38 Texas communities and the TMT increased the overall provision for income taxes. The effective tax rate for fiscal 2018 differs from the statutory tax rate primarily due to state income taxes, changes in the deferred tax asset valuation allowance, and other permanent tax differences. The effective tax rate for fiscal 2017 differs from the statutory tax rate primarily due to state income taxes, changes in the deferred tax asset valuation allowance, tax reform impact on deferred income taxes, adoption of ASU 2016-09, and other permanent tax differences. The effective tax rate for fiscal 2016 differs from the statutory tax rate primarily due to state income taxes, changes in the deferred tax asset valuation allowance, and other permanent tax differences. The Company is generally no longer subject to federal and state tax audits for years before 2015.

A summary of the Company’s deferred tax assets and liabilities, are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Deferred gains on sale/leaseback transactions	$2,440	$2,890
Net operating loss carryforward	33,252	25,441
Compensation costs	3,087	2,245
Depreciation and amortization	5,323	4,367
Other	2,330	2,099
Total deferred tax assets	46,432	37,042
Deferred tax asset valuation allowance	(46,280)	(36,737)
Total deferred tax assets, net	152	305
Deferred tax liabilities:
Depreciation and amortization	—	(2,246)
Total deferred tax liabilities	$—	$(2,246)
Deferred taxes, net	$152	$(1,941)

Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable. Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which we expect those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, a valuation allowance has been recorded to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized. A significant component of objective evidence evaluated was the cumulative losses before income taxes incurred by the Company over the past several fiscal years. Such objective evidence severely limits the ability to consider other subjective evidence such as the Company’s ability to generate sufficient taxable income in future periods to fully recover the deferred tax assets. However, in the event that we were to determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period we made such a determination. The benefits of the net deferred tax assets might not be realized if actual results differ from expectations.

At December 31, 2017, the Company completed an analysis determining its best estimate for provisional tax adjustments based on the revised tax legislation associated with the Tax Cuts and Jobs Act (“TCJA”), which was enacted on December 22, 2017. Additionally, the Securities and Exchange Commission issued Staff Accounting Bulletin 118 (“SAB 118”), to address the accounting and reporting of the Act. SAB 118 allowed companies to take a reasonable period, which should not extent beyond one year from enactment of the TCJA, to measure and recognize the effects of the new tax law. Based upon the Company’s analysis of the TCJA and consideration of SAB 118, the Company remeasured its deferred income taxes on a provisional basis as of December 31, 2017, which resulted in a net $14.0 million reduction in the Company’s deferred tax assets and liabilities. The remeasurement consisted of a $15.9 million reduction to the Company’s deferred tax assets for the change in the corporate statutory tax rate from 34% to 21% and a $0.3 million reduction to the Company’s deferred tax asset valuation allowance for the repeal of the corporate Alternative Minimum Tax (“AMT”), partially offset by a $2.2 million increase to the Company’s deferred tax asset valuation allowance for maximum deduction limits for future net operating loss (“NOL”) carryforwards to 80% of taxable income for losses arising in tax years beginning after December 31, 2017.

The Company completed its assessment of the TCJA under SAB 118 as of December 31, 2018, resulting in a net $2.2 million reduction to the Company’s deferred tax asset valuation allowance. The $2.2million reduction was primarily related to guidance released in December 2018 for companies electing real property trade or business under Section 163(j)(7)(B) of the Internal Revenue Code to opt out of the interest expense limitation. This guidance requires residential rental property to be depreciated under the Alternative Depreciation System (“ADS”), including assets placed in service prior to 2018.

As of December 31, 2018, the Company has federal and state NOL carryforwards of $147.2 million and $121.2 million and related deferred tax assets of $30.9 million and $6.7 million, respectively, and a federal AMT credit carryforward of $0.2 million. The federal and state NOL carryforwards in the income tax returns filed included unrecognized tax benefits. The deferred tax assets recognized for those NOLs are presented net of the unrecognized benefits. If not used, the federal NOL generated prior to fiscal 2018 will expire during fiscal 2033 to 2037 and state NOL’s will expire during fiscal 2019 to 2038. Federal NOL’s generated in fiscal 2018 and beyond currently have no expiration due to changes to tax laws enacted with the TCJA.

The Company evaluates uncertain tax positions through consideration of accounting and reporting guidance on criteria, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. The Company is required to recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. As of December 31, 2018, the Company has unrecognized tax benefits of $4.6 million for an uncertain tax position associated with a change in accounting method. The unrecognized tax benefits as of December 31, 2018 are timing-related uncertainties that if recognized would not impact the effective tax rate of the Company.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

A summary of the Company’s unrecognized tax benefits activity and related information for the years ended December 31, 2018, 2017, and 2016 is presented below (in thousands):

	2018	2017	2016
Beginning balance, January 1	$3,416	$3,786	$—
Gross increases – tax positions in prior period	1,228	—	2,451
Gross decreases – tax positions in prior period	—	(370)	—
Gross increases – tax positions in current period	—	—	1,335
Settlements	—	—	—
Lapse of statute of limitations	—	—	—
Ending balance, December 31	$4,644	$3,416	$3,786

11.	Employee Benefit Plans

The Company has a 401(k) salary deferral plan (the “Plan”) in which certain employees of the Company meeting minimum service and age requirements are eligible to participate. Contributions to the Plan are in the form of employee salary deferrals, which are subject to employer matching contributions of 50% of up to 4% of the employee’s annual salary. The Company’s contributions are funded semi-monthly to the Plan administrator. Matching contributions of $0.5 million were contributed to the Plan in each of fiscal 2018, 2017 and 2016. The Company incurred administrative expenses related to the Plan of $25,000, $21,300, and $24,600 in fiscal 2018, 2017, and 2016, respectively.

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

The Company had two of its senior housing communities located in southeast Texas impacted by Hurricane Harvey during the third quarter of fiscal 2017. We maintain insurance coverage on these communities which includes damage caused by flooding. The insurance claim for this incident required a deductible of $100,000 that was expensed as a component of operating expenses in the Company’s Consolidated Statement of Operations and Comprehensive Loss in the third quarter of fiscal 2017. Physical repairs have been substantially completed to restore the communities to their condition prior to the incident and these communities reopened and began accepting residents in July 2018. Through December 31, 2018, we have incurred approximately $6.9 million in clean-up and physical repair costs which we believe are probable of being recovered through insurance proceeds. In addition to the repairs of physical damage to the buildings, the Company’s insurance coverage includes loss of business income (“Business Interruption”). Business Interruption includes reimbursement for lost revenue as well as incremental expenses incurred as a result of the hurricane. The Company received payments from our insurance underwriters during fiscal 2018 totaling approximately $9.2 million and during fiscal 2017 totaling approximately $2.7 million, of which approximately $5.1 million and $2.2 million, respectively, related to Business Interruption which has been included as a reduction to operating expenses in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

In July 2018, the Company received notifications from the Internal Revenue Service (“IRS”) pursuant to the Affordable Care Act (“ACA”) that the Company may be liable for an Employer Shared Responsibility Payment (“ESRP”) in the amount of approximately $2.1 million for the year ended December 31, 2015. The ESRP is applicable to employers that had 50 or more full-time equivalent employees, did not offer minimum essential coverage (“MEC”) to at least 70% of full-time employees and their dependents, or did offer MEC to at least 70% of

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

full-time employees and their dependents which did not meet the affordable or minimum value criteria and had one or more full-time employees certified as being allowed the premium tax credit (“PTC”). The IRS determines the amount of the proposed ESRP from information returns completed by employers and from income tax returns completed by employees. Based upon the Company’s review of the notifications provided by the IRS, the Company initially concluded it would be liable for approximately $0.2 million of the ESRP assessments which was accrued within certain employee benefit reserves. The Company formally responded to the notifications from the IRS and received favorable decisions revising the ESRP to $83,200 during the fourth quarter of fiscal 2018.

13.Fair Value of Financial Instruments

The carrying amounts and fair values of financial instruments at December 31, 2018 and 2017 are as follows (in thousands):

	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$31,309	$31,309	$17,646	$17,646
Restricted cash	13,011	13,011	13,378	13,378
Notes payable, excluding deferred loan costs	983,207	945,318	967,332	929,000

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

The estimated fair value of these assets and liabilities could be affected by market changes and this effect could be material.

14.	Allowance for Doubtful Accounts

The components of the allowance for doubtful accounts are as follows (in thousands):

	December 31,
	2018	2017	2016
Balance at beginning of year	$4,881	$4,253	$3,188
Provision for bad debts, net of recoveries	2,990	1,748	1,727
Write-offs and other	(1,078)	(1,120)	(662)
Balance at end of year	$6,793	$4,881	$4,253

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

15.	Leases

As of December 31, 2018, the Company leased 46 senior housing communities from certain real estate investment trusts (“REITs”). The lease terms are generally for 10-15 years with renewal options for 5-20 years at the Company’s option. Under these lease agreements, the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. No new facility leases were entered into by the Company during fiscal 2018.

The following table summarizes each of the Company’s facility lease agreements as of December 31, 2018 (dollars in millions):

Landlord	Initial Date of Lease	Number of Communities	Value of Transaction	Current Expiration and Renewal Term	Initial Lease Rate (1)	Lease Acquisition and Modification Costs (2)	Deferred Gains /Lease Concessions (3)
Ventas	September 30, 2005	4	$61.4	September 30, 2025 (4) (Two five-year renewals)	8%	$7.7	$4.2
Ventas	January 31, 2008	1	5.0	September 30, 2025 (4) (Two five-year renewals)	7.75%	0.2	—
Ventas	June 27, 2012	2	43.3	September 30, 2025 (4) (Two five-year renewals)	6.75%	0.8	—
HCP	May 1, 2006	3	54.0	October 31, 2020 (5) (Two 10-year renewals)	8%	0.3	12.8
HCP	May 31, 2006	6	43.0	April 30, 2026 (6) (One 10-year renewal)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	October 31, 2020 (5) (Two 10-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	October 31, 2020 (5) (Two 10-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	October 31, 2020 (5) (Two 10-year renewals)	7.25%	0.1	—
Welltower	April 16, 2010	5	48.5	April 30, 2025 (15 years) (One 15-year renewal)	8.25%	0.6	0.8
Welltower	May 1, 2010	3	36.0	April 30, 2025 (15 years) (One 15-year renewal)	8.25%	0.2	0.4
Welltower	September 10, 2010	12	104.6	September 30, 2025 (15 years) (One 15-year renewal)	8.50%	0.4	2.0
Welltower	April 8, 2011	4	141.0	April 30, 2026 (15 years) (One 15-year renewal)	7.25%	0.9	16.3
Subtotal						12.4	37.1
Accumulated amortization through December 31, 2018						(7.9)	—
Accumulated deferred gains / lease concessions recognized through December 31, 2018						—	(26.2)
Net lease acquisition costs / deferred gains / lease concessions as of December 31, 2018						$4.5	$10.9

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as set forth in each respective lease agreement.
(2)	Lease acquisition and modification costs are being amortized over the respective lease terms.
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

December 31, 2018

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

Ventas

As of December 31, 2018, the Company leased seven senior housing communities from Ventas. Effective January 31, 2017, the Company closed the Four Property Lease Transaction and acquired four of the senior housing communities leased from Ventas for a total acquisition price of $85.0 million. The Company obtained interim, interest only, bridge financing from Berkadia for $65.0 million of the acquisition price with an initial variable interest rate of LIBOR plus 4.0% and a 36-month term, with an option to extend the term 6 months, and the balance of the acquisition price paid from the Company’s existing cash resources. For additional information refer to Note 3, “Acquisitions.” Prior to the Four Property Lease Transaction, the Company previously leased 11 senior housing communities from Ventas. During the second quarter of fiscal 2015, the Company executed amendments to the master lease agreements with Ventas to facilitate up to $24.5 million of leasehold improvements for 10 communities within the Ventas lease portfolio and extend the lease terms until September 30, 2025, with two five-year renewal extension available at the Company’s option. Additionally, during the second quarter of fiscal 2016, the Company executed amendments to the master lease agreements with Ventas to increase the Special Project Funds for leasehold improvements from $24.5 million to $28.5 million and extend the date for completion of the leasehold improvements to June 30, 2017. During the second quarter of fiscal 2017, the Company executed amendments to the master lease agreements with Ventas to decrease the Special Project Funds for leasehold improvements from $28.5 million to approximately $17.0 million due to the Four Property Lease Transaction and extend the date for completion of the leasehold improvements to June 30, 2018. During the second quarter of fiscal 2018, the Company executed amendments to the master lease agreements with Ventas to increase the Special Project Funds for leasehold improvements from approximately $17.0 million to approximately $20.0 million and extend the date for completion of the leasehold improvements to June 30, 2019. The initial lease rates under each of the Ventas Lease Agreements range from 6.75% to 8% and are subject to certain conditional escalation clauses that will be recognized when probable or incurred. The Company initially incurred $11.4 million in lease acquisition and modification costs related to the Ventas Lease Agreements, of which a portion of these costs were written-off upon closing the Four Property Lease Transaction leaving $8.7 million in lease acquisition and modification costs associated with the remaining properties. These deferred lease acquisition and modification costs are being amortized over the lease terms and are included in facility lease expense in the Company’s Consolidated Statement of Operations and Comprehensive loss. The Company accounts for five of the Ventas Lease Agreements as an operating lease and two as a Capital lease and financing obligation.

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

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

HCP

As of December 31, 2018, the Company leased 15 senior housing communities from HCP. During the fourth quarter of fiscal 2013, the Company executed an amendment to the master lease agreement with HCP to facilitate up to $3.3 million of leasehold improvements for one community within the HCP lease portfolio and extend the initial lease terms for nine communities until October 31, 2020, with two 10-year renewal extensions available at the Company’s option. During the second quarter of fiscal 2015, the Company exercised its right to extend the lease term with HCP for the remaining six communities in the HCP lease portfolio until April 30, 2026, with one 10-year renewal extension available at the Company’s option. The initial lease rates under the HCP Lease Agreements range from 7.25% to 8% and are subject to certain conditional escalation clauses, which will be recognized when probable or incurred. The Company incurred $1.6 million in lease acquisition and modification costs related to the HCP Lease Agreements. These deferred lease acquisition and modification costs are being amortized over the lease terms and are included in facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company accounts for each of the HCP Lease Agreements as an operating lease.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

Welltower

As of December 31, 2018, the Company leased 24 senior housing communities from Welltower. The Welltower Lease Agreements each have an initial term of 15 years, with one 15-year renewal extension available at the Company’s option. The initial lease rates under the Welltower Lease Agreements range from 7.25% to 8.5% and are subject to certain conditional escalation clauses, which will be recognized when probable or incurred. The initial terms on the Welltower Lease Agreements expire on various dates from April 2025 through April 2026. The Company incurred $2.1 million in lease acquisition costs related to the Welltower Lease Agreements. These deferred lease acquisition costs are being amortized over the lease terms and are included in facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company accounts for each of the Welltower Lease Agreements as an operating lease.

Facility lease expense in the Company’s Consolidated Statements of Operations and Comprehensive Loss includes rent expense plus amortization expense relating to leasehold acquisition costs offset by the amortization of deferred gains and lease incentives. The Company leases its corporate headquarters in Dallas, Texas, and has various lease contracts for a duration of 5 years or less on automobiles, buses and office equipment. The lease on the corporate headquarters currently expires on September 30, 2020.

The Company incurred $60.6 million, $59.7 million, and $64.5 million in lease expense during fiscal 2018, 2017, and 2016, respectively. Future minimum lease commitments as of December 31, 2018, are as follows (in thousands):

2019	$66,455
2020	63,929
2021	52,093
2022	52,062
2023	52,026
Thereafter	97,165
$383,730

At each of December 31, 2018 and 2017, the Company had gross deferred lease costs of $12.4 million. Accumulated amortization at December 31, 2018 and 2017 was $8.0 million and $7.2 million, respectively, and amortization expense is expected to be approximately $0.8 million in each of the next five fiscal years. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at December 31, 2018 and 2017.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

16.	Quarterly Financial Information (Unaudited)

The following table presents certain unaudited quarterly financial information for each of the four quarters ended December 31, 2018 and 2017. This information has been prepared on the same basis as the audited consolidated financial statements of the Company and include, in the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the audited consolidated financial statements of the Company.

	2018 Calendar Quarters
	First	Second	Third	Fourth (1)
	(In thousands, except per share amounts)
Total revenues	$114,643	$114,627	$115,650	$115,098
Income (Loss) from operations	5,386	3,643	1,696	(3,122)
Net loss and comprehensive loss	(7,156)	(9,060)	(11,089)	(26,291)
Net loss per share, basic	$(0.24)	$(0.30)	$(0.37)	$(0.88)
Net loss per share, diluted	$(0.24)	$(0.30)	$(0.37)	$(0.88)
Weighted average shares outstanding, basic	29,627	29,831	29,877	29,908
Weighted average shares outstanding, fully diluted	29,627	29,831	29,877	29,908

(1)

The fourth quarter of calendar 2018 was impacted by $4.2 million of additional general and administrative expenses for separation and placement costs primarily associated with the retirement and replacement of the Company’s CEO and $12.6 million for write-off of deferred loan costs and prepayment premiums from the early repayment of certain mortgage debt on the Company’s owned properties due to the opportunity to establish a MCF with Berkadia and extend scheduled maturities.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Capital Senior Living Corporation

Opinion on Internal Control over Financial Reporting

We have audited Capital Senior Living Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Capital Senior Living Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 1, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

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

March 1, 2019