Form 10-Q
period 2019-03-31
CAPITAL SENIOR LIVING CORP
filed 2019-05-10
CIK 1043000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, .01 par value per share	CSU	New York Stock Exchange

As of May 3, 2019, the Registrant had 31,119,487 outstanding shares of its Common Stock, $0.01 par value, per share.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$22,185	$31,309
Restricted cash	13,032	13,011
Accounts receivable, net	10,469	10,581
Federal and state income taxes receivable	152	152
Assets held for sale	4,850	—
Property tax and insurance deposits	8,587	13,173
Prepaid expenses and other	3,666	5,232
Total current assets	62,941	73,458
Property and equipment, net	1,023,707	1,059,049
Operating lease right-of-use assets, net	246,430	—
Deferred taxes, net	152	152
Other assets, net	10,279	16,485
Total assets	$1,343,509	$1,149,144
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,201	$9,095
Accrued expenses	38,206	41,880
Current portion of notes payable, net of deferred loan costs	17,044	14,342
Current portion of deferred income	5,051	14,892
Current portion of financing obligations	1,672	3,113
Current portion of operating lease liabilities	44,623	—
Federal and state income taxes payable	559	406
Customer deposits	1,319	1,302
Total current liabilities	110,675	85,030
Deferred income	—	8,151
Financing obligations, net of current portion	11,003	45,647
Operating lease liabilities, net of current portion	235,231	—
Other long-term liabilities	—	15,643
Notes payable, net of deferred loan costs and current portion	952,661	959,408
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares – 65,000; issued and outstanding shares – 31,123 and 31,273 in 2019 and 2018, respectively	316	318
Additional paid-in capital	186,903	187,879
Retained deficit	(149,850)	(149,502)
Treasury stock, at cost – 494 shares in 2019 and 2018	(3,430)	(3,430)
Total shareholders’ equity	33,939	35,265
Total liabilities and shareholders’ equity	$1,343,509	$1,149,144

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenues:
Resident revenue	$114,176	$114,643
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	75,405	71,700
General and administrative expenses	7,570	6,022
Facility lease expense	14,235	14,214
Stock-based compensation expense	(978)	1,949
Depreciation and amortization expense	15,974	15,372
Total expenses	112,206	109,257
Income from operations	1,970	5,386
Other income (expense):
Interest income	57	37
Interest expense	(12,564)	(12,451)
Write-down of assets held for sale	(2,340)	—
Gain on disposition of assets, net	—	3
Other income	23	1
Loss before provision for income taxes	(12,854)	(7,024)
Provision for income taxes	(130)	(132)
Net loss	$(12,984)	$(7,156)
Per share data:
Basic net loss per share	$(0.43)	$(0.24)
Diluted net loss per share	$(0.43)	$(0.24)
Weighted average shares outstanding — basic	30,102	29,627
Weighted average shares outstanding — diluted	30,102	29,627
Comprehensive loss	$(12,984)	$(7,156)

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited, in thousands)

	Common Stock		Additional Paid-In	Retained	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balance at December 31, 2017	30,505	$310	$179,459	$(95,906)	$(3,430)	$80,433
Restricted stock awards (cancellations), net	628	6	(6)	—	—	—
Stock-based compensation	—	—	1,949	—	—	1,949
Net loss	—	—	—	(7,156)	—	(7,156)
Balance at March 31, 2018	31,133	$316	$181,402	$(103,062)	$(3,430)	$75,226

Balance at December 31, 2018	31,273	$318	$187,879	$(149,502)	$(3,430)	$35,265
Adoption of ASC 842	—	—	—	12,636	—	12,636
Restricted stock awards (cancellations), net	(150)	(2)	2	—	—	—
Stock-based compensation	—	—	(978)	—	—	(978)
Net loss	—	—	—	(12,984)	—	(12,984)
Balance at March 31, 2019	31,123	$316	$186,903	$(149,850)	$(3,430)	$33,939

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net loss	$(12,984)	$(7,156)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,974	15,372
Amortization of deferred financing charges	432	428
Amortization of deferred lease costs and lease intangibles	—	212
Amortization of lease incentives	—	(433)
Deferred income	(41)	(61)
Operating lease expense adjustment	(702)	—
Write-down of assets held for sale	2,340	—
Gain on disposition of assets, net	—	(3)
Provision for bad debts	805	459
Stock-based compensation expense	(978)	1,949
Changes in operating assets and liabilities:
Accounts receivable	(695)	(1,746)
Property tax and insurance deposits	4,586	5,025
Prepaid expenses and other	487	208
Other assets	482	508
Accounts payable	(6,894)	(4,257)
Accrued expenses	(3,674)	(6,705)
Other liabilities	—	526
Federal and state income taxes receivable/payable	153	190
Deferred resident revenue	(453)	(12)
Customer deposits	17	(62)
Net cash (used in) provided by operating activities	(1,145)	4,442
Investing Activities
Capital expenditures	(3,353)	(5,616)
Proceeds from disposition of assets	—	3
Net cash used in investing activities	(3,353)	(5,613)
Financing Activities
Repayments of notes payable	(4,333)	(5,723)
Cash payments for capital lease and financing obligations	(129)	(763)
Deferred financing charges paid	(143)	(42)
Net cash used in financing activities	(4,605)	(6,528)
Decrease in cash and cash equivalents	(9,103)	(7,699)
Cash and cash equivalents and restricted cash at beginning of period	44,320	31,024
Cash and cash equivalents and restricted cash at end of period	$35,217	$23,325
Supplemental Disclosures
Cash paid during the period for:
Interest	$11,167	$11,897
Income taxes	$7	$15

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

1. BASIS OF PRESENTATION

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior housing communities in the United States in terms of resident capacity. The Company owns, operates, and manages senior housing communities throughout the United States. As of March 31, 2019, the Company operated 129 senior housing communities in 23 states with an aggregate capacity of approximately 16,500 residents, including 83 senior housing communities that the Company owned and 46 senior housing communities that the Company leased. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying Consolidated Balance Sheet, as of December 31, 2018, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2018, and the accompanying unaudited consolidated financial statements, as of and for the three month periods ended March 31, 2019 and 2018, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have not been included pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2019.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2019, results of operations for the three month periods ended March 31, 2019 and 2018, and cash flows for the three month periods ended March 31, 2019 and 2018. The results of operations for the three month period ended March 31, 2019 are not necessarily indicative of the results for the year ending December 31, 2019.

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

The following table sets forth our cash and cash equivalents and restricted cash (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash and cash equivalents	$22,185	$9,938
Restricted cash	13,032	13,387
	$35,217	$23,325

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

During the three months ended March 31, 2019, the Company classified one senior housing community located in Kokomo, Indiana, as held for sale, resulting in $4.9 million being reclassified as assets held for sale and $3.5 million of corresponding mortgage debt being reclassified to the current portion of notes payable within the Consolidated Balance Sheet. The Company determined, using level 2 inputs as defined in the accounting standards codification, that the assets had an aggregate fair value, net of costs of disposal of $4.9 million. As the fair value was less than the carrying value of $7.2 million, a remeasurement write-down of approximately $2.3 million was recorded to adjust the carrying values of the assets held for sale at March 31, 2019. There were no senior housing communities classified as held for sale by the Company at December 31, 2018.

Revenue Recognition

Resident revenue consists of fees for basic housing and certain support services and fees associated with additional housing and expanded support requirements such as assisted living care, memory care, and ancillary services. Basic housing and certain support services revenue is recorded when services are rendered and amounts billed are due from residents in the period in which the rental and other services are provided which totaled approximately $112.6 million and $112.7 million for the three months ended March 31, 2019 and 2018, respectively. Residency agreements are generally short term in nature with durations of one year or less and are typically terminable by either party, under certain circumstances, upon providing 30 days’ notice, unless state law provides otherwise, with resident fees billed monthly in advance. At December 31, 2018, the Company had contract liabilities for deferred resident fees paid by our residents prior to the month housing and support services were to be provided totaling approximately $4.5 million which were recognized into revenue during the three months ended March 31, 2019. At December 31, 2017, the Company had contract liabilities for deferred resident fees paid by our residents prior to the month housing and support services were to be provided totaling approximately$3.9 million which were recognized into revenue during the three months ended March 31, 2018. The Company had contract liabilities for deferred resident fees totaling approximately $4.0 million and $4.5 million which are included as a component of deferred income within current liabilities of the Company’s Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, respectively. Revenue for certain ancillary services is recognized as services are provided, and includes fees for services such as medication management, daily living activities, beautician/barber, laundry, television, guest meals, pets, and parking which are generally billed monthly in arrears and totaled approximately $1.0 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively, as a component of resident revenue within the Company’s Consolidated Statements of Operations and Comprehensive Loss.

The Company's senior housing communities have residency agreements which generally require the resident to pay a community fee prior to moving into the community and are recorded initially by the Company as deferred revenue. At March 31, 2019 and December 31, 2018, the Company had contract liabilities for deferred community fees totaling approximately $1.0 million and $1.1 million, respectively, which are included as a component of deferred income within current liabilities of the Company’s Consolidated Balance Sheets. The Company recognized community fees as a component of resident revenue within the Company’s Consolidated Statements of Operations and Comprehensive Loss of approximately $0.6 million and $0.7 million, respectively, during the three months ended March 31, 2019 and 2018.

Lease Accounting

Effective January 1, 2019, the Company adopted the new lease standard provisions of ASC 842. Due to the adoption of ASC 842, the unamortized balances of lease acquisition costs and lease incentives were reclassified as a component of the respective operating lease right-of-use asset. Additionally, the unamortized balance of deferred gains associated with sale leaseback transactions totaling approximately $10.0 million was written-off to retained earnings.

Management determines if a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Control over the use of the identified asset means the lessee has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.

Operating lease right-of-use assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term on the lease commencement date. When the implicit lease rate is not determinable, management uses the Company’s incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future minimum lease payments. The expected lease terms include options to extend or terminate the lease when it is reasonably certain the Company will exercise such options. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease terms.

Certain of the Company’s lease arrangements have lease and non-lease components. The Company accounts for the lease components and non-lease components as a single lease component for all classes of underlying assets. Leases with an expected lease term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the expected lease term.

Credit Risk and Allowance for Doubtful Accounts

The Company’s resident receivables are generally due within 30 days from the date billed. Accounts receivable are reported net of an allowance for doubtful accounts of $7.3 million and $6.8 million at March 31, 2019, and December 31, 2018, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.

Employee Health and Dental Benefits, Workers’ Compensation, and Insurance Reserves

The Company offers certain full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior housing communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred at March 31, 2019; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

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

Income Taxes

Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. The effective tax rates for the three months ended March 31, 2019 and 2018 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. During each of the three months ended March 31, 2019 and 2018, the Company consolidated 38 Texas communities, and the TMT increased the overall provision for income taxes.

Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which we expect those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this analysis, an adjustment to the valuation allowance of $2.9 million and $1.4 million was recorded during the first quarters of fiscal 2019 and 2018, respectively. The valuation allowance reduces the Company’s net deferred tax assets to the amount that is “more likely than not” (i.e., a greater than 50% likelihood) to be realized and resulted in net reductions of $49.2 million and $46.3 million to the Company’s deferred tax assets at March 31, 2019 and December 31, 2018, respectively. However, in the event that we were to determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period such determination was made. The benefits of the net deferred tax assets might not be realized if actual results differ from expectations.

The Company evaluates uncertain tax positions through consideration of accounting and reporting guidance on criteria, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different companies. The Company is required to recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that such position is “more likely than not” to be upheld on audit based only on the technical merits of the tax position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. The Company is generally no longer subject to federal and state tax audits for years prior to 2015.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2019	2018
Net loss	$(12,984)	$(7,156)
Net loss allocated to unvested restricted shares	—	—
Undistributed net loss allocated to common shares	$(12,984)	$(7,156)
Weighted average shares outstanding – basic	30,102	29,627
Effects of dilutive securities:
Employee equity compensation plans	—	—
Weighted average shares outstanding – diluted	30,102	29,627
Basic net loss per share – common shareholders	$(0.43)	$(0.24)
Diluted net loss per share – common shareholders	$(0.43)	$(0.24)

Awards of unvested restricted stock and restricted stock units representing approximately 984,000 shares and 147,000 stock options outstanding were antidilutive as a result of the net loss reported by the Company for the three months ended March 31, 2019. Awards of unvested restricted stock and restricted stock units representing approximately 1,379,000 shares outstanding were antidilutive as a result of the net loss reported by the Company for the three months ended March 31, 2018. Accordingly, such shares and options were not included in the calculation of diluted weighted average shares outstanding for the three months ended March 31, 2019 and 2018.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. All shares acquired by the Company have been purchased in open-market transactions. There were no repurchases of the Company’s common stock during the three months ended March 31, 2019 or fiscal 2018.

Recently Issued Accounting Guidance

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic “ASC 842”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new lease standard requires lessees to recognize on the balance sheet a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Additionally, in July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, which provided entities with a transition method option to not restate comparative periods presented, but to recognize a cumulative effect adjustment to beginning retained earnings in the period of adoption. The Company adopted the new lease standard on January 1, 2019, on a prospective basis, forgoing comparative reporting using the modified retrospective adoption method, utilizing the simplified transition method available pursuant to the standard, which allowed the Company to continue to apply the legacy accounting guidance under ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. The Company elected to utilize certain practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carryforward the historical lease classification, not separate the lease and non-lease components for all classes of underlying assets in which it is the lessee, not reassess initial direst costs for existing leases, and make an accounting policy election not to account for leases with an initial term of 12 months or less on the balance sheet. Adoption of the lease standards by the Company initially resulted in the recording of operating lease right-of-use assets of $255.4 million and operating lease liabilities of $289.5 million on the Company’s Consolidated Balance Sheet as of January 1, 2019. The difference between amounts recorded for the operating lease right-of-use assets and operating lease liabilities is due to net reductions for the reclassification of certain deferred lease costs and lease incentives of $16.3 million and impairment write-down adjustments of $17.8 million recorded to retained deficit. The fair value of the right-of-use assets were estimated, using level 3 inputs as defined in the accounting standards codification, utilizing a discounted cash flow approach based upon historical and projected cash flows and market data, including management fees and a market supported lease coverage ratio. The estimated future cash flows were discounted at a rate that is consistent with a weighted average cost of capital from a market participant perspective. The adoption of the lease standard did not have a material impact on the consolidated cash flows of the Company and had no impact on the Company’s covenant compliance under its current debt and lease agreements. See additional discussion at “Note 8 – Leases.”

The adoption of ASC 842 resulted in the following adjustments to the Company’s Consolidated Balance Sheet at January 1, 2019:

Assets
Prepaid expenses and other	$(2,050)
Property and equipment, net	(15,569)
Operating lease right-of-use assets, net	255,386
Other assets, net	(4,715)
Total assets	$233,052
Liabilities and Shareholder’s Equity
Deferred income	$(17,498)
Financing obligations	(35,956)
Operating lease liabilities	289,513
Other long-term liabilities	(15,643)
Total liabilities	$220,416
Total shareholder’s equity	$12,636

3. DEBT TRANSACTIONS

 Effective March 10, 2019, the Company exercised its option to extend its interest-only variable interest rate mortgage loan with Compass Bank on four of its senior housing communities (Cottonwood Village, Georgetowne Place, Harrison at Eagle Valley, and Rose Arbor). The maturity date was extended from February 10, 2020, to May 11, 2020.

The Company previously issued standby letters of credit with Wells Fargo Bank (“Wells Fargo”), totaling approximately $3.4 million, for the benefit of Hartford Financial Services (“Hartford”) in connection with the administration of workers’ compensation which remain outstanding as of March 31, 2019.

The Company previously issued standby letters of credit with JP Morgan Chase Bank (“Chase”), totaling approximately $6.7 million, for the benefit of Welltower, Inc. (“Welltower”), in connection with certain leases between Welltower and the Company which remain outstanding as of March 31, 2019.

The Company previously issued standby letters of credit with Chase, totaling approximately $2.9 million, for the benefit of HCP, Inc. (“HCP”) in connection with certain leases between HCP and the Company which remain outstanding as of March 31, 2019.

The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At March 31, 2019 and December 31, 2018, these communities carried a total net book value of approximately $948.0 million and $966.9 million, respectively, with total mortgage loans outstanding, excluding deferred loan costs, of approximately $978.0 million and $981.6 million, respectively.

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the terms of the respective notes. At March 31, 2019 and December 31, 2018, the Company had gross deferred loan costs of approximately $14.2 million and $14.1 million, respectively. Accumulated amortization was approximately $5.1 million and $4.7 million at March 31, 2019 and December 31, 2018, respectively. The Company was in compliance with all aspects of its outstanding indebtedness at March 31, 2019 and December 31, 2018.

4. EQUITY

Preferred Stock

The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Company’s board of directors without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of March 31, 2019 or December 31, 2018.

Share Repurchases

On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. Shares of stock repurchased under the program will be held as treasury shares. Pursuant to this authorization, during fiscal 2009, the Company purchased 349,800 shares at an average cost of $2.67 per share for a total cost to the Company of approximately $0.9 million. On January 14, 2016, the Company announced that its board of directors approved a continuation of the share repurchase program. Pursuant to this authorization, during the first quarter of fiscal 2016, the Company purchased 144,315 shares of its common stock at an average cost of $17.29 per share for a total cost to the Company of approximately $2.5 million. All such purchases were made in open market transactions. The Company has not purchased any additional shares of its common stock pursuant to the Company’s share repurchase program during the three months ended March 31, 2019 or fiscal 2018.

5. STOCK-BASED COMPENSATION

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

In March 2019, the Company’s Board of Directors approved the 2019 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (the “2019 Plan”), which, subject to stockholder approval, will replace the 2007 Plan.  A description of the terms and conditions of the 2019 Plan is set forth in “Proposal 4—Approval of the Capital Senior Living Corporation 2019 Omnibus Stock and Incentive Plan” beginning on page 62 of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 8, 2019 relating to the Company’s 2019 annual meeting of stockholders.

Stock Options

The Company may periodically grant stock options as a long-term retention tool that is intended to attract, retain and provide incentives for employees, officers and directors and to more closely align stockholder interests with those of our employees and directors. The Company’s stock options generally vest over a period of one to five years and the related expense is amortized on a straight-line basis over the vesting period. A summary of the Company’s stock option activity and related information for the three months ended March 31, 2019 is presented below:

	Outstanding at Beginning of Period	Granted	Vested	Cancelled	Outstanding at End of Period
Options	—	147,239	—	—	147,239

The options outstanding at March 31, 2019 had no intrinsic value, a weighted-average remaining contractual life of 9.75 years, and a weighted average exercise price of $7.46. None of the options outstanding at March 31, 2019 were exercisable.

The Company used the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk-free interest rate. The expected volatility used by the Company is based primarily on an analysis of historical prices of the Company’s common stock. The expected term of options granted is based primarily on historical exercise patterns on the Company’s outstanding stock options. The risk-free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not expect to pay dividends on its common stock, and therefore, has used a dividend yield of zero in determining the fair value of its awards. The option forfeiture rate assumption used by the Company, which affects the expense recognized as opposed to the fair value of the award, is based primarily on the Company’s historical option forfeiture patterns.

The following table presents the Company’s assumptions utilized to estimate the grant date fair value of stock options granted during the three months ended March 31, 2019:

Three Months Ended
March 31, 2019
Expected volatility	37.0%
Expected dividend yield	0.0%
Expected term in years	6.0
Risk free rate	2.55%
Expected forfeiture rate	0.0%

Restricted Stock

The Company periodically grants restricted stock awards and units to employees, officers, and directors in order to attract, retain, and provide incentives for such individuals and to more closely align stockholder and employee interests. For restricted stock awards and units without performance and market-based vesting conditions, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period, which is generally a period of one to four years, unless the award is subject to certain accelerated vesting requirements. Restricted stock awards are considered outstanding at the time of grant since the holders thereof are entitled to dividends, upon vesting, and voting rights. For restricted stock awards with performance and market-based vesting conditions, total compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as if the award is, in substance, multiple awards once the performance target is deemed probable of achievement. Performance goals are evaluated periodically, and if such goals are not ultimately met or it is not probable the goals will be achieved, no compensation expense is recognized and any previously recognized compensation expense is reversed for performance-based awards.

The Company recognizes compensation expense of a restricted stock award over its respective vesting or performance period based on the fair value of the award on the grant date, net of actual forfeitures. A summary of the Company’s restricted stock awards activity and related information for the three months ended March 31, 2019 is presented below:

	Outstanding at Beginning of Period	Granted	Vested	Cancelled	Outstanding at End of Period
Shares	1,345,159	229,408	(320,569)	(378,691)	875,307

The restricted stock outstanding at March 31, 2019 had an intrinsic value of approximately $3.5 million.

During the three months ended March 31, 2019, the Company awarded 229,408 shares of restricted common stock to certain employees and directors of the Company, of which 147,239 shares were subject to performance and market-based vesting conditions. The average market value of the common stock on the date of grant was $6.23. These awards of restricted stock vest over a one to four-year period and had an intrinsic value of approximately $1.4 million on the date of grant.

The Company recognized $(1.0 million) and $1.9 million in stock-based compensation expense during the three months ended March 31, 2019 and 2018, respectively, which primarily is associated with employees whose corresponding salaries and wages are included within general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. The credit balance in stock-based compensation expense for the three months ended March 31, 2019, primarily results from the full reversal of stock compensation expense previously recognized by the Company due to stock award cancellations for the retirement and separation of certain members of executive management and the Company concluding certain performance metrics associated with performance-based restricted stock awards was no longer probable of achievement. Unrecognized stock-based compensation expense was $6.8 million as of March 31, 2019. If all awards granted are earned, the Company expects this expense to be recognized over a one to three-year period for performance and market-based stock awards and a one to four-year period for nonperformance-based stock awards, options and units.

6. CONTINGENCIES

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

The Company had two of its senior housing communities located in southeast Texas impacted by Hurricane Harvey during the third quarter of fiscal 2017. We maintain insurance coverage on these communities which includes damage caused by flooding. The insurance claim for this incident required a deductible of $100,000 that was expensed as a component of operating expenses in the Company’s Consolidated Statement of Operations and Comprehensive Loss in the third quarter of fiscal 2017. Physical repairs have been substantially completed to restore the communities to their condition prior to the incident and these communities reopened and began accepting residents in July 2018. Through March 31, 2019, we have incurred approximately $6.8 million in clean-up and physical repair costs which we believe most are probable of being recovered through insurance proceeds. In addition to the repairs of physical damage to the buildings, the Company’s insurance coverage includes loss of business income (“Business Interruption”) through one year after the buildings were placed back in service. Business Interruption includes reimbursement for lost revenue as well as incremental expenses incurred as a result of the hurricane. As of March 31, 2019, the Company has received payments from our insurance underwriters totaling approximately $12.9 million of which approximately $8.6 million related to Business Interruption. During the three month periods ended March 31, 2019 and 2018, the Company recognized $1.2 million and $1.6 million, respectively, of Business Interruption which has been included as a reduction to operating expenses in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

7. FAIR VALUE MEASUREMENTS

Financial Instruments

The carrying amounts and fair values of financial instruments at March 31, 2019 and December 31, 2018, are as follows (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$22,185	$22,185	$31,309	$31,309
Restricted cash	13,032	13,032	13,011	13,011
Notes payable, excluding deferred loan costs	978,874	945,364	983,207	945,318

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

Assets Held for Sale

During the three months ended March 31, 2019, the Company classified one senior living community as held for sale and determined a remeasurement write-down of approximately $2.3 million was required to adjust the carrying value to its fair value, net of cost of disposal. The Company determines, using level 2 inputs as defined in the accounting standards codification, the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The fair values are generally determined based on market rates, industry trends and recent comparable sales transactions. The actual sales price of these assets could differ significantly from the Company’s estimates.

Operating Lease Right-Of-Use Assets

The Company’s adoption of ASC 842 on January 1, 2019, resulted in the recognition of operating lease right-of-use assets which were determined not fully recoverable and required impairment write-down adjustments of approximately $17.8 million recorded directly to retained deficit. The fair value of the right-of-use assets were estimated, using level 3 inputs as defined in the accounting standards codification, utilizing a discounted cash flow approach based upon historical and projected cash flows and market data, including management fees and a market supported lease coverage ratio. The estimated future cash flows were discounted at a rate that is consistent with a weighted average cost of capital from a market participant perspective.

The estimated fair value of these assets and liabilities could be affected by market changes and this effect could be material.

8. LEASES

Management determines if a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Control over the use of the identified asset means the lessee has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.

Operating lease right-of-use assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term on the lease commencement date. When the implicit lease rate is not determinable, management uses the Company’s incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future minimum lease payments. The expected lease terms include options to extend or terminate the lease when it is reasonably certain the Company will exercise such options. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease terms.

Certain of the Company’s lease arrangements have lease and non-lease components. The Company accounts for the lease components and non-lease components as a single lease component for all classes of underlying assets. Leases with an expected lease term of 12 months or less are not recorded on the balance sheet and the related lease expense is recognized on a straight-line basis over the expected lease term.

The Company has operating leases for various real estate (primarily senior housing communities) and equipment. As of March 31, 2019, the Company leased 46 senior housing communities from certain real estate investment trusts (“REITs”). Under these facility lease agreements, the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. Additionally, facility leases include variable lease payments due to contingent rent increases when certain operational performance thresholds are surpassed.

Most of the Company’s lease agreements include one or more options to renew, with renewal terms that can extend the lease term for an additional one to 20 years at the Company’s option. The recoverability of assets and depreciable life of leasehold improvements are limited by expected lease terms. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company’s lease agreements do not contain any material residual value guarantees. The Company was in compliance with all of its lease covenants at March 31, 2019 and December 31, 2018.

The following table summarizes information related to the Company’s lease activities during the three months ended March 31, 2019:

Lease term and discount rate:
Weighted-average remaining lease term (years)	6.26
Weighted-average discount rate	7.73%

Operating lease cost classification (in thousands):
Facility lease expense	$14,235
General and administrative expenses	150
Operating expenses	81
Total operating lease costs	$14,466

Future minimum lease payments associated with operating lease labilities recognized on the Company’s Consolidated Balance Sheet as of March 31, 2019, are as follows (in thousands):

2019 (excluding the three months ended March 31, 2019)	$48,244
2020	61,749
2021	49,802
2022	49,731
2023	49,695
Thereafter	93,138
Total	$352,359
Less: Amount representing interest (present value discount)	72,505
Present value of operating lease liabilities	$279,854
Less: Current portion of operating lease liabilities	44,623
Operating lease liabilities, net of current portion	$235,231

9. SUBSEQUENT EVENTS

Effective May 1, 2019, the Company closed the sale of one senior housing community located in Kokomo, Indiana for a total purchase price of $5.0 million and received approximately $1.4 million in net proceeds after retiring the debt associated with the community and paying customary transaction and closing costs. The community was comprised of 138 assisted living units.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain information contained in this report constitutes “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “intend,” “could,” “believe,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Examples of forward-looking statements, include, without limitation, those relating to the Company’s future business prospects and strategies, financial results, working capital, liquidity, capital needs and expenditures, interest costs, insurance availability and contingent liabilities. Forward-looking statements are subject to certain risks and uncertainties that could cause the Company’s actual results and financial condition to differ materially from those indicated in the forward-looking statements, including, but not limited to, the Company’s ability to generate sufficient cash flow to satisfy its debt and lease obligations and to fund the Company’s capital improvement projects to expand, redevelop, and/or reposition its senior living communities; the Company’s ability to obtain additional capital on terms acceptable to it; the Company’s ability to extend or refinance its existing debt as such debt matures; the Company’s compliance with its debt and lease agreements, including certain financial covenants, and the risk of cross-default in the event such non-compliance occurs; the Company’s ability to complete acquisitions and dispositions upon favorable terms or at all; the risk of oversupply and increased competition in the markets which the Company operates; the risk of increased competition for skilled workers due to wage pressure and changes in regulatory requirements; the departure of the Company’s key officers and personnel; the cost and difficulty of complying with applicable licensure, legislative oversight, or regulatory changes; the risks associated with a decline in economic conditions generally; the adequacy and continued availability of the Company’s insurance policies and the Company’s ability to recover any losses it sustains under such policies; changes in accounting principles and interpretations; and the other risks and factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission (“SEC”), including those set forth under “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

Overview

The following discussion and analysis addresses (i) the Company’s results of operations for the three months ended March 31, 2019 and 2018, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of March 31, 2019, the Company operated 129 senior housing communities in 23 states with an aggregate capacity of approximately 16,500 residents, including 83 senior housing communities that the Company owned and 46 senior housing communities that the Company leased.

Significant Financial and Operational Highlights

The Company primarily derives its revenue by providing senior living and healthcare services to the elderly. When comparing the first quarter of fiscal 2019 to the first quarter of fiscal 2018, the Company generated resident revenue of approximately $114.2 million compared to resident revenue of approximately $114.6 million, respectively, representing a decrease of approximately $0.4 million, or 0.4%. Our resident revenue has been impacted from the aftermath of Hurricane Harvey, which resulted in the full evacuation of our residents at two of our senior housing communities located in southeast Texas during the third quarter of fiscal 2017. Physical repairs were substantially completed and both of these communities began accepting residents in July 2018, which resulted in an increase of approximately $1.0 million in our resident revenue during the first quarter of fiscal 2019 when compared to the first quarter of fiscal 2018. However, this increase in resident revenue from the two senior housing communities impacted by Hurricane Harvey was fully offset with a decrease in resident revenue at our other remaining senior housing communities of $1.4 million, which was primarily due to a 1.8% decrease in average financial occupancies.

Excluding the two senior housing communities impacted by Hurricane Harvey, the average financial occupancy rate for the first quarters of fiscal 2019 and 2018 was 84.1% and 85.9%, respectively. Although average financial occupancies decreased, we experienced an increase in average monthly rental rates of 0.7% when comparing the first quarter of fiscal 2019 to the first quarter of fiscal 2018.

As mentioned above, the Company had two of its senior housing communities located in southeast Texas impacted by Hurricane Harvey during the third quarter of fiscal 2017. We maintain insurance coverage on these communities which includes damage caused by flooding. The insurance claim for this incident required a deductible of $100,000 that was expensed as a component of operating expenses in the Company’s Consolidated Statement of Operations and Comprehensive Loss in the third quarter of fiscal 2017. Physical repairs have been substantially completed to restore the communities to their condition prior to the incident and these communities reopened and began accepting residents in July 2018. Through March 31, 2019, we have incurred approximately $6.8 million in clean-up and physical repair costs which we believe most are probable of being recovered through insurance proceeds. In addition to the repairs of physical damage to the buildings, the Company’s insurance coverage includes loss of business income (“Business Interruption”) through one year after the buildings were placed back in service. Business Interruption includes reimbursement for lost revenue as well as incremental expenses incurred as a result of the hurricane. As of March 31, 2019, the Company has received payments from our insurance underwriters totaling approximately $12.9 million, of which approximately $8.6 million related to Business Interruption. During the first quarters of fiscal 2019 and 2018, the Company recognized $1.2 million and $1.6 million, respectively, of Business Interruption which has been included as a reduction to operating expenses in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Facility Lease Transactions

The Company currently leases 46 senior housing communities from certain real estate investment trusts (“REITs”), all of which are accounted for as operating leases. The lease terms are generally for 10-15 years with renewal options for an additional 5-20 years at the Company’s option. Under these lease agreements, the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. The following table summarizes each of the Company’s facility lease agreements as of March 31, 2019 (dollars in millions):

Landlord	Initial Date of Lease	Number of Communities	Value of Transaction	Current Expiration and Renewal Term	Initial Lease Rate (1)	Lease Acquisition and Modification Costs (2)	Deferred Gains / Lease Concessions (3)
Ventas	September 30, 2005	4	$61.4	September 30, 2025 (4) (Two five-year renewals)	8%	$7.7	$4.2
Ventas	January 31, 2008	1	5.0	September 30, 2025 (4) (Two five-year renewals)	7.75%	0.2	—
Ventas	June 27, 2012	2	43.3	September 30, 2025 (4) (Two five-year renewals)	6.75%	0.8	—
HCP	May 1, 2006	3	54.0	October 31, 2020 (5) (Two 10-year renewals)	8%	0.3	12.8
HCP	May 31, 2006	6	43.0	April 30, 2026 (6) (One 10-year renewal)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	October 31, 2020 (5) (Two 10-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	October 31, 2020 (5) (Two 10-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	October 31, 2020 (5) (Two 10-year renewals)	7.25%	0.1	—
Welltower	April 16, 2010	5	48.5	April 30, 2025 (15 years) (One 15-year renewal)	8.25%	0.6	0.8
Welltower	May 1, 2010	3	36.0	April 30, 2025 (15 years) (One 15-year renewal)	8.25%	0.2	0.4
Welltower	September 10, 2010	12	104.6	September 30, 2025 (15 years) (One 15-year renewal)	8.50%	0.4	2.0
Welltower	April 8, 2011	4	141.0	April 30, 2026 (15 years) (One 15-year renewal)	7.25%	0.9	16.3
Subtotal						12.4	37.1
Accumulated amortization through December 31, 2018						(7.9)	—
Accumulated deferred gains / lease concessions recognized through December 31, 2018						—	(26.2)
Adoption of ASC 842						(4.5)	(10.9)
Net lease acquisition costs / deferred gains / lease concessions as of January 1, 2019						$—	$—

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as set forth in each respective lease agreement.
(2)

Lease acquisition and modification costs are being amortized over the respective lease terms. The unamortized portion of lease acquisition and modification costs totaling approximately $4.5 million were reclassified to operating lease right-of-use assets in conjunction with the Company’s adoption of ASC 842 on January 1, 2019.

(3)

Deferred gains of $34.5 million and lease concessions of $2.6 million are being recognized in the Company’s Consolidated Statements of Operations and Comprehensive Loss as a reduction in facility lease expense over the respective initial lease term. Lease concessions of $0.6 million relate to the lease transaction with HCP on May 31, 2006, and of $2.0 million relate to the lease transaction with Welltower on September 10, 2010. The unamortized portion of deferred gains totaling approximately $10.0 million were written-off to retained deficit in conjunction with the Company’s adoption of ASC 842 on January 1, 2019. The unamortized portion of lease concessions totaling approximately $0.9 million were reclassified to operating lease right-of-use assets in conjunction with the Company’s adoption of ASC 842 on January 1, 2019.

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

There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at March 31, 2019 and December 31, 2018.

Recent Accounting Developments

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic “ASC 842”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new lease standard requires lessees to recognize on the balance sheet a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Additionally, in July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, which provided entities with a transition method option to not restate comparative periods presented, but to recognize a cumulative effect adjustment to beginning retained earnings in the period of adoption. The Company adopted the new lease standard on January 1, 2019, on a prospective basis, forgoing comparative reporting using the modified retrospective adoption method, utilizing the simplified transition method available pursuant to the standard, which allowed the Company to continue to apply the legacy accounting guidance under ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. The Company elected to utilize certain practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carryforward the historical lease classification, not separate the lease and non-lease components for all classes of underlying assets in which it is the lessee, not reassess initial direst costs for existing leases, and make an accounting policy election not to account for leases with an initial term of 12 months or less on the balance sheet. Adoption of the lease standards by the Company initially resulted in the recording of operating lease right-of-use assets of $255.4 million and operating lease liabilities of $289.5 million on the Company’s Consolidated Balance Sheet as of January 1, 2019. The difference between amounts recorded for the operating lease right-of-use assets and operating lease liabilities is due to net reductions for the reclassification of certain deferred lease costs and lease incentives of $16.3 million and impairment write-down adjustments of $17.8 million recorded to retained deficit. The adoption of the standard did not have a material impact on the consolidated earnings or cash flows of the Company and had no impact on the Company’s covenant compliance under its current debt and lease agreements.

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

	Three Months Ended March 31,
	2019		2018
	$	%	$	%
Revenues:
Resident revenue	$114,176	100.0	$114,643	100.0
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	75,405	66.1	71,700	62.5
General and administrative expenses	7,570	6.6	6,022	5.3
Facility lease expense	14,235	12.5	14,214	12.4
Stock-based compensation expense	(978)	(0.9)	1,949	1.7
Depreciation and amortization expense	15,974	14.0	15,372	13.4
Total expenses	112,206	98.3	109,257	95.3
Income from operations	1,970	1.7	5,386	4.7
Other income (expense):
Interest income	57	0.0	37	0.0
Interest expense	(12,564)	(11.0)	(12,451)	(10.8)
Write-down of assets held for sale	(2,340)	(2.0)	—	—
Gain on disposition of assets, net	—	—	3	—
Other income	23	0.0	1	0.0
Loss before provision for income taxes	(12,854)	(11.3)	(7,024)	(6.1)
Provision for income taxes	(130)	(0.1)	(132)	(0.1)
Net loss	$(12,984)	(11.4)	$(7,156)	(6.2)

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Revenues.

Resident revenue was $114.2 million for the three months ended March 31, 2019, compared to $114.6 million for the three months ended March 31, 2018, representing a decrease of $0.4 million, or 0.4%. Our resident revenue has been impacted from the aftermath of Hurricane Harvey, which resulted in the full evacuation of our residents at two of our senior housing communities located in southeast Texas during the third quarter of fiscal 2017. Physical repairs were substantially completed and both of these communities began accepting residents in July 2018, which resulted in an increase of approximately $1.0 million in our resident revenue during the first quarter of fiscal 2019 when compared to the first quarter of fiscal 2018. However, this increase in resident revenue from the two senior housing communities impacted by Hurricane Harvey was fully offset with a decrease in resident revenue at our other remaining senior housing communities of $1.4 million, which was primarily due to a 1.8% decrease in average financial occupancies.

Expenses.

Total expenses were $112.2 million in the first quarter of fiscal 2019 compared to $109.3 million in the first quarter of fiscal 2018, representing an increase of $2.9 million, or 2.7%. This increase is primarily the result of a $3.7 million increase in operating expenses, a $1.5 million increase in general and administrative expenses, and a $0.6 million increase in depreciation and amortization expense, partially offset by a $2.9 million decrease in stock-based compensation expense.

•

The increase in operating expenses primarily results from an increase of $1.8 million due to increased wages and benefits to employees for annual merit increases and incremental costs, including increased labor costs for additional staffing required for newly licensed memory care and assisted living units, to support changes in occupancy with more of our residents at higher levels of care, an increase of $0.4 million in promotion and marketing costs, an increase of $0.3 million in provision for bad debts, a reduction of $0.4 million in insurance proceeds the Company received to cover Business Interruption during the first quarter of fiscal 2019 for units unoccupied during the period at the two communities located in southeast Texas which were impacted by Hurricane Harvey, an increase of $0.3 million for medical supplies, an increase of $0.2 million for information systems maintenance and support costs, and a $0.3 million increase in general operating costs.

•

The increase in general and administrative expenses primarily results from an increase of $1.2 million due to separation and placement costs primarily associated with the replacement of the Company’s CEO and separation of the Company’s COO during the first quarter of fiscal 2019 and an increase of $0.4 million related to ongoing renovation and conversion activities at our communities for licensure and repositioning activities.

•

The increase in depreciation and amortization expense primarily results from an increase in depreciable assets at the Company’s communities resulting from ongoing capital improvements and refurbishments.

•

The decrease in stock-based compensation expense is primarily attributable to the retirement of the Company’s CEO and separation of the Company’s COO during the first quarter of fiscal 2019, which resulted in the cancellation of their unvested restricted stock awards and the full reversal of the associated stock compensation expense previously recognized. Additionally, the Company concluded certain performance metrics associated with performance-based restricted stock awards was no longer probable of achievement which resulted in the full reversal of the associated stock compensation expense previously recognized.

Other income and expense.

•	Interest income generally reflects interest earned on the investment of cash balances and escrowed funds or interest associated with certain income tax refunds or property tax settlements.
•

Interest expense increased $0.1 million in the first quarter of fiscal 2019 when compared to the first quarter of fiscal 2018 primarily due to an increase of $0.5 million from additional mortgage debt associated with new borrowings, supplemental loans and a Master Credit Facility obtained by the Company subsequent to the first quarter of fiscal 2018 which was offset by a decrease of $0.4 million due to the Company’s adoption of ASC 842 which resulted in the reassessment of leases previously recorded as financing obligations and reclassification to operating leases which resulted in amounts previously reflected as interest expense now being included as a component of facility lease expense.

•

Write-down of assets held for sale is attributable to a fair value remeasurement adjustment recorded by the Company upon classifying one senior living community as held for sale during the first quarter of fiscal 2019. This reclassification resulted in the Company determining the assets had an aggregate fair value, net of costs of disposal, that exceeded the carrying values by $2.3 million.

Provision for income taxes.

Provision for income taxes for the first quarter of fiscal 2019 was $0.1 million, or 1.0% of loss before income taxes, compared to a provision for income taxes of $0.1 million, or 1.9% of loss before income taxes, for the first quarter of fiscal 2018. The effective tax rates for the first quarters of fiscal 2019 and 2018 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. During each of the first quarters of fiscal 2019 and 2018, the Company consolidated 38 Texas communities and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, adjustments to the deferred tax asset valuation allowance of $2.9 million and $1.4 million were recorded during the first quarters of fiscal 2019 and 2018, respectively, to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized.

Net loss and comprehensive loss.

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(13.0 million) for the three months ended March 31, 2019, compared to net loss and comprehensive loss of $(7.2 million) for the three months ended March 31, 2018.

Liquidity and Capital Resources

In addition to approximately $22.2 million of unrestricted cash balances on hand as of March 31, 2019, the Company’s principal sources of liquidity are expected to be cash flows from operations, supplemental debt financings, additional proceeds from debt refinancings, equity issuances, and/or proceeds from the sale of assets. The Company expects its available cash and cash flows from operations, supplemental debt financings, additional proceeds from debt refinancings, and proceeds from the sale of assets to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for renovations, conversions, acquisitions, and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company, from time to time, considers and evaluates transactions related to its portfolio including supplemental debt financings, debt refinancings, equity issuances, purchases and sales of assets, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

Changes in the current economic environment could result in decreases in the fair value of assets, slowing of transactions, and tightening liquidity and credit markets. These impacts could make securing debt for acquisitions or refinancings for the Company, joint ventures, or buyers of the Company’s properties more difficult or on terms not acceptable to the Company. Additionally, the Company may be more susceptible to being negatively impacted by operating or performance deficits based on the exposure associated with meeting certain lease coverage requirements.

In summary, the Company’s cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash (used in) provided by operating activities	$(1,145)	$4,442
Net cash used in investing activities	(3,353)	(5,613)
Net cash used in financing activities	(4,605)	(6,528)
Net decrease in cash and cash equivalents	$(9,103)	$(7,699)

Operating activities.

The net cash used in operating activities for the three months ended March 31, 2019, primarily results from net loss of $(13.0 million), a decrease in accounts payable of $6.9 million, a decrease in accrued expenses of $3.7 million, an operating lease expense adjustment of $0.7 million, an increase in accounts receivable of $0.7 million, and a decrease in deferred resident revenue of $0.5 million, partially offset by net non-cash charges of $18.5 million, a decrease in tax and insurance deposits of $4.6 million, a decrease in prepaid expenses of $0.5 million, and a decrease in other assets of $0.5 million. The net cash provided by operating activities for the three months ended March 31, 2018, primarily results from net non-cash charges of $17.9 million, a decrease in tax and insurance deposits of $5.0 million, a decrease in prepaid expenses and other assets of $0.7 million, and an increase in other liabilities of $0.5 million, partially offset by net loss of $(7.2 million), a decrease in accrued expenses of $6.7 million, a decrease in accounts payable of $4.3 million, and an increase in accounts receivable of $1.7 million.

Investing activities.

The net cash used in investing activities for the three months ended March 31, 2019 and 2018, primarily results from capital expenditures of $3.4 million and $5.6 million, respectively, associated with ongoing capital improvements and refurbishments at the Company’s senior housing communities.

Financing activities.

The net cash used in financing activities for the three months ended March 31, 2019, primarily results from repayments of notes payable of $4.3 million, payments on capital lease and financing obligations of $0.1 million, and deferred financing charges paid of $0.1 million. The net cash used in financing activities for the three months ended March 31, 2018, primarily results from repayments of notes payable of $5.7 million and payments on capital lease and financing obligations of $0.8 million.

Debt transactions.

Effective March 10, 2019, the Company exercised its option to extend its interest-only variable interest rate mortgage loan with Compass Bank on four of its senior housing communities (Cottonwood Village, Georgetowne Place, Harrison at Eagle Valley, and Rose Arbor). The maturity date was extended from February 10, 2020, to May 11, 2020.

The Company previously issued standby letters of credit with Wells Fargo Bank (“Wells Fargo”), totaling approximately $3.4 million, for the benefit of Hartford Financial Services (“Hartford”) in connection with the administration of workers’ compensation which remain outstanding as of March 31, 2019.

The Company previously issued standby letters of credit with JP Morgan Chase Bank (“Chase”), totaling approximately $6.7 million, for the benefit of Welltower, Inc. (“Welltower”), in connection with certain leases between Welltower and the Company which remain outstanding as of March 31, 2019.

The Company previously issued standby letters of credit with Chase, totaling approximately $2.9 million, for the benefit of HCP, Inc. (“HCP”) in connection with certain leases between HCP and the Company which remain outstanding as of March 31, 2019.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of March 31, 2019, the Company had $978.9 million in outstanding debt comprised of various fixed and variable interest rate debt instruments of $848.9 million and $130.0 million, respectively. In addition, as of March 31, 2019, the Company had $365.9 million in future facility lease obligations with contingent rent increases on certain leases based on changes in the consumer price index or certain operational performance measures.

Changes in interest rates would affect the fair market values of the Company’s fixed interest rate debt instruments, but would not have an impact on the Company’s earnings or cash flows. Fluctuations in interest rates on the Company’s variable interest rate debt instruments, which are tied to LIBOR, would affect the Company’s earnings and cash flows but would not affect the fair market values of the variable interest rate debt. Each percentage point increase in interest rates would impact the Company’s annual interest expense by approximately $1.3 million based on the Company’s outstanding variable interest rate debt as of March 31, 2019. Increases in the consumer price index would result in an increase to future facility lease expense if the leased community exceeds the contingent rent escalation thresholds set forth in each of the Company’s lease agreements.

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

Beginning January 1, 2019, we adopted Accounting Standards Codification (“ASC”) 842, Leases. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the new accounting standard related to leases on our financial statements. There were no other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS.

Our business involves various risks. When evaluating our business, the following information should be carefully considered in conjunction with the other information contained in our periodic filings with the SEC. Additional risks and uncertainties not known to us currently or that currently we deem to be immaterial also may impair our business operations. If we are unable to prevent events that have a negative effect from occurring, then our business may suffer. Negative events are likely to decrease our revenue, increase our costs, weaken our financial results and/or decrease our financial strength, and may cause our stock price to decline. There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects shares purchased by the Company pursuant to its share repurchase program (as described below) as of March 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Total at December 31, 2018	494,115	$6.94	494,115	$6,570,222
January 1 – January 31, 2019	—	—	—	6,570,222
February 1 – February 28, 2019	—	—	—	6,570,222
March 1 – March 31, 2019	—	—	—	6,570,222
Total at March 31, 2019	494,115	$6.94	494,115	$6,570,222

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

10.2

Nonqualified Stock Option Agreement dated January 7, 2019, by and between Capital Senior Living Corporation and Kimberly S. Lody (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 8, 2019.)

10.3

Performance Award Agreement dated January 7, 2019, by and between Capital Senior Living Corporation and Kimberly S. Lody (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 8, 2019.)

10.4

Restricted Stock Award Agreement dated January 7, 2019, by and between Capital Senior Living Corporation and Kimberly S. Lody (Incorporated by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 8, 2019.)

10.5

Separation Agreement and Release, entered into as of March 1, 2019, by and between Capital Senior Living, Inc. and Brett D. Lee (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 7, 2019.)

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Kimberly S. Lody pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Carey P. Hendrickson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

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
Date: May 10, 2019