Form 10-Q
period 2019-06-30
CAPITAL SENIOR LIVING CORP
filed 2019-08-09
CIK 1043000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

NONE

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.01 par value per share	CSU	New York Stock Exchange

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

As of August 1, 2019, the Registrant had 31,458,865 outstanding shares of its Common Stock, $0.01 par value, per share.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$21,698	$31,309
Restricted cash	13,053	13,011
Accounts receivable, net	10,710	10,581
Federal and state income taxes receivable	152	152
Property tax and insurance deposits	10,940	13,173
Prepaid expenses and other	6,404	5,232
Total current assets	62,957	73,458
Property and equipment, net	1,012,229	1,059,049
Operating lease right-of-use assets, net	241,231	—
Deferred taxes, net	152	152
Other assets, net	11,467	16,485
Total assets	$1,328,036	$1,149,144
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,012	$9,095
Accrued expenses	43,087	41,880
Current portion of notes payable, net of deferred loan costs	17,973	14,342
Current portion of deferred income	5,418	14,892
Current portion of financing obligations	1,695	3,113
Current portion of operating lease liabilities	45,991	—
Federal and state income taxes payable	179	406
Customer deposits	1,287	1,302
Total current liabilities	117,642	85,030
Deferred income	—	8,151
Financing obligations, net of current portion	10,571	45,647
Operating lease liabilities, net of current portion	226,909	—
Other long-term liabilities	—	15,643
Notes payable, net of deferred loan costs and current portion	949,871	959,408
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares – 65,000; issued and outstanding shares – 31,469 and 31,273 in 2019 and 2018, respectively	320	318
Additional paid-in capital	188,537	187,879
Retained deficit	(162,384)	(149,502)
Treasury stock, at cost – 494 shares in 2019 and 2018	(3,430)	(3,430)
Total shareholders’ equity	23,043	35,265
Total liabilities and shareholders’ equity	$1,328,036	$1,149,144

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Resident revenue	$113,126	$114,627	$227,302	$229,270
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	74,430	72,968	149,835	144,668
General and administrative expenses	6,642	5,712	14,212	11,734
Facility lease expense	14,238	14,224	28,473	28,438
Stock-based compensation expense	1,638	2,559	660	4,508
Depreciation and amortization expense	15,975	15,521	31,949	30,893
Total expenses	112,923	110,984	225,129	220,241
Income from operations	203	3,643	2,173	9,029
Other income (expense):
Interest income	57	38	114	75
Interest expense	(12,602)	(12,615)	(25,166)	(25,066)
Write-off of deferred loan costs	(97)	—	(97)	—
Write-down of assets held for sale	—	—	(2,340)	—
Gain on disposition of assets, net	38	—	38	3
Other (expense) income	(16)	1	7	2
Loss before provision for income taxes	(12,417)	(8,933)	(25,271)	(15,957)
Provision for income taxes	(117)	(127)	(247)	(259)
Net loss	$(12,534)	$(9,060)	$(25,518)	$(16,216)
Per share data:
Basic net loss per share	$(0.41)	$(0.30)	$(0.85)	$(0.55)
Diluted net loss per share	$(0.41)	$(0.30)	$(0.85)	$(0.55)
Weighted average shares outstanding — basic	30,279	29,831	30,191	29,730
Weighted average shares outstanding — diluted	30,279	29,831	30,191	29,730
Comprehensive loss	$(12,534)	$(9,060)	$(25,518)	$(16,216)

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited, in thousands)

	Common Stock		Additional Paid-In	Retained	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balance at December 31, 2017	30,505	$310	$179,459	$(95,906)	$(3,430)	$80,433
Restricted stock awards (cancellations), net	628	6	(6)	—	—	—
Stock-based compensation	—	—	1,949	—	—	1,949
Net loss	—	—	—	(7,156)	—	(7,156)
Balance at March 31, 2018	31,133	$316	$181,402	$(103,062)	$(3,430)	$75,226
Restricted stock awards (cancellations), net	45	1	(1)	—	—	—
Stock-based compensation	—	—	2,559	—	—	2,559
Net loss	—	—	—	(9,060)	—	(9,060)
Balance at June 30, 2018	31,178	$317	$183,960	$(112,122)	$(3,430)	$68,725

Balance at December 31, 2018	31,273	$318	$187,879	$(149,502)	$(3,430)	$35,265
Adoption of ASC 842	—	—	—	12,636	—	12,636
Restricted stock awards (cancellations), net	(150)	(2)	2	—	—	—
Stock-based compensation	—	—	(978)	—	—	(978)
Net loss	—	—	—	(12,984)	—	(12,984)
Balance at March 31, 2019	31,123	$316	$186,903	$(149,850)	$(3,430)	$33,939
Restricted stock awards (cancellations), net	346	4	(4)	—	—	—
Stock-based compensation	—	—	1,638	—	—	1,638
Net loss	—	—	—	(12,534)	—	(12,534)
Balance at June 30, 2019	31,469	$320	$188,537	$(162,384)	$(3,430)	$23,043

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net loss	$(25,518)	$(16,216)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,949	30,893
Amortization of deferred financing charges	857	859
Amortization of deferred lease costs and lease intangibles	—	424
Amortization of lease incentives	—	(856)
Deferred income	209	(344)
Operating lease expense adjustment	(2,457)	—
Write-off of deferred loan costs	97	—
Write-down of assets held for sale	2,340	—
Gain on disposition of assets, net	(38)	(3)
Provision for bad debts	1,613	1,454
Stock-based compensation expense	660	4,508
Changes in operating assets and liabilities:
Accounts receivable	(1,744)	(3,080)
Property tax and insurance deposits	2,233	3,332
Prepaid expenses and other	(2,251)	(294)
Other assets	(745)	407
Accounts payable	(7,083)	(1,267)
Accrued expenses	1,207	(2,404)
Other liabilities	—	(1,908)
Federal and state income taxes receivable/payable	(227)	(211)
Deferred resident revenue	(336)	(97)
Customer deposits	(15)	(89)
Net cash provided by operating activities	751	15,108
Investing Activities
Capital expenditures	(7,812)	(10,802)
Proceeds from disposition of assets	4,888	4
Net cash used in investing activities	(2,924)	(10,798)
Financing Activities
Proceeds from notes payable	5,268	1,740
Repayments of notes payable	(11,905)	(11,167)
Cash payments for financing obligations	(538)	(1,534)
Deferred financing charges paid	(221)	(46)
Net cash used in financing activities	(7,396)	(11,007)
Decrease in cash and cash equivalents	(9,569)	(6,697)
Cash and cash equivalents and restricted cash at beginning of period	44,320	31,024
Cash and cash equivalents and restricted cash at end of period	$34,751	$24,327
Supplemental Disclosures
Cash paid during the period for:
Interest	$23,509	$24,121
Income taxes	$505	$543

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

1. BASIS OF PRESENTATION

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior housing communities in the United States in terms of resident capacity. The Company owns, operates, and manages senior housing communities throughout the United States. As of June 30, 2019, the Company operated 128 senior housing communities in 23 states with an aggregate capacity of approximately 16,400 residents, including 82 senior housing communities that the Company owned and 46 senior housing communities that the Company leased. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying Consolidated Balance Sheet, as of December 31, 2018, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2018, and the accompanying unaudited consolidated financial statements, as of and for the three and six month periods ended June 30, 2019 and 2018, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have not been included pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2019.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2019, results of operations for the three and six month periods ended June 30, 2019 and 2018, and cash flows for the six month periods ended June 30, 2019 and 2018. The results of operations for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019.

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

The following table sets forth our cash and cash equivalents and restricted cash (in thousands):

	June 30,
	2019	2018
Cash and cash equivalents	$21,698	$10,870
Restricted cash	13,053	13,457
	$34,751	$24,327

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

During the first quarter of fiscal 2019, the Company classified one senior housing community located in Kokomo, Indiana, as held for sale, resulting in $4.9 million being reclassified as assets held for sale and $3.5 million of corresponding mortgage debt being reclassified to the current portion of notes payable within the Consolidated Balance Sheet. The Company determined, using level 2 inputs as defined in the accounting standards codification, that the assets had an aggregate fair value, net of costs of disposal of $4.9 million. As the fair value was less than the carrying value of $7.2 million, a remeasurement write-down of approximately $2.3 million was recorded to adjust the carrying values of the assets held for sale at March 31, 2019. The senior living community was sold during the second quarter of fiscal 2019 for its carrying value. See further discussion at Note 3, “Dispositions.” There were no senior housing communities classified as held for sale by the Company at June 30, 2019 or December 31, 2018.

Revenue Recognition

Resident revenue consists of fees for basic housing and certain support services and fees associated with additional housing and expanded support requirements such as assisted living care, memory care, and ancillary services. Basic housing and certain support services revenue is recorded when services are rendered and amounts billed are due from residents in the period in which the rental and other services are provided which totaled approximately $111.5 million and $224.0 million for the three and six months ended June 30, 2019, respectively, and approximately $112.7 million and $225.4 million for the three and six months ended June 30, 2018, respectively. Residency agreements are generally short term in nature with durations of one year or less and are typically terminable by either party, under certain circumstances, upon providing 30 days’ notice, unless state law provides otherwise, with resident fees billed monthly in advance. At March 31, 2019 and December 31, 2018, the Company had contract liabilities for deferred resident fees paid by our residents prior to the month housing and support services were to be provided totaling approximately $4.0 million and $4.5 million, respectively, which were recognized into revenue during the three and six months ended June 30, 2019. At each of March 31, 2018 and December 31, 2017, the Company had contract liabilities for deferred resident fees paid by our residents prior to the month housing and support services were to be provided totaling approximately $3.9 million which were recognized into revenue during the three and six months ended June 30, 2018. The Company had contract liabilities for deferred resident fees totaling approximately $4.1 million and $4.5 million which are included as a component of deferred income within current liabilities of the Company’s Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, respectively. Revenue for certain ancillary services is recognized as services are provided, and includes fees for services such as medication management, daily living activities, beautician/barber, laundry, television, guest meals, pets, and parking which are generally billed monthly in arrears and totaled approximately $1.1 million and $2.1 million for the three and six months ended June 30, 2019, respectively, and approximately $1.2 million and $2.4 million for the three and six months ended June 30, 2018, respectively, as a component of resident revenue within the Company’s Consolidated Statements of Operations and Comprehensive Loss.

The Company's senior housing communities have residency agreements which generally require the resident to pay a community fee prior to moving into the community and are recorded initially by the Company as deferred revenue. At June 30, 2019 and December 31, 2018, the Company had contract liabilities for deferred community fees totaling approximately $1.3 million and $1.1 million, respectively, which are included as a component of deferred income within current liabilities of the Company’s Consolidated Balance Sheets. The Company recognized community fees as a component of resident revenue within the Company’s Consolidated Statements of Operations and Comprehensive Loss of approximately $0.6 million and $1.2 million during the three and six months ended June 30, 2019, respectively. The Company recognized community fees as a component of resident revenue within the Company’s Consolidated Statements of Operations and Comprehensive Loss of approximately $0.7 million and $1.4 million, during the three and six months ended June 30, 2018, respectively.

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

Credit Risk and Allowance for Doubtful Accounts

The Company’s resident receivables are generally due within 30 days from the date billed. Accounts receivable are reported net of an allowance for doubtful accounts of $7.8 million and $6.8 million at June 30, 2019, and December 31, 2018, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.

Employee Health and Dental Benefits, Workers’ Compensation, and Insurance Reserves

The Company offers full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior housing communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Additionally, the Company may be liable for an Employee Shared Responsibility Payment (“ESRP”) pursuant to the Affordable Care Act (“ACA”). The ESRP is applicable to employers that had 50 or more full-time equivalent employees, did not offer minimum essential coverage (“MEC”) to at least 70% of full-time employees and their dependents, or did offer MEC to at least 70% of full-time employees and their dependents which did not meet the affordable or minimum value criteria and had one or more full-time employees certified as being allowed the premium tax credit (“PTC”). The IRS determines the amount of the proposed ESRP from information returns completed by employers and from income tax returns completed by employees. Management believes that the liabilities recorded and reserves established for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred at June 30, 2019; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

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

Income Taxes

Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. The effective tax rates for the three and six months ended June 30, 2019 and 2018 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. During each of the three and six months ended June 30, 2019 and 2018, the Company consolidated 38 Texas communities, and the TMT increased the overall provision for income taxes.

Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which we expect those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this analysis, an adjustment to the valuation allowance of $2.8 million and $2.1 million was recorded during the second quarters of fiscal 2019 and 2018, respectively. Cumulative adjustments to the valuation allowance for the six months ended June 30, 2019 and 2018 were $5.7 million and $3.5 million, respectively. The valuation allowance reduces the Company’s net deferred tax assets to the amount that is “more likely than not” (i.e., a greater than 50% likelihood) to be realized and resulted in net reductions of $51.9 million and $46.3 million to the Company’s deferred tax assets at June 30, 2019 and December 31, 2018, respectively. However, in the event that we were to determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period such determination was made. The benefits of the net deferred tax assets might not be realized if actual results differ from expectations.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(12,534)	$(9,060)	$(25,518)	$(16,216)
Net loss allocated to unvested restricted shares	—	—	—	—
Undistributed net loss allocated to common shares	$(12,534)	$(9,060)	$(25,518)	$(16,216)
Weighted average shares outstanding – basic	30,279	29,831	30,191	29,730
Effects of dilutive securities:
Employee equity compensation plans	—	—	—	—
Weighted average shares outstanding – diluted	30,279	29,831	30,191	29,730
Basic net loss per share – common shareholders	$(0.41)	$(0.30)	$(0.85)	$(0.55)
Diluted net loss per share – common shareholders	$(0.41)	$(0.30)	$(0.85)	$(0.55)

Awards of unvested restricted stock and restricted stock units representing approximately 1,165,000 shares, as well as 147,000 outstanding stock options, were antidilutive as a result of the net loss reported by the Company for the three months ended June 30, 2019. For the six months ended June 30, 2019, awards of unvested restricted stock and restricted stock units representing approximately 1,020,000 shares, as well as 147,000 outstanding stock options, were antidilutive as a result of the net loss reported by the Company for such period. For the three and six months ended June 30, 2018, unvested restricted stock and restricted stock units representing approximately 1,313,000 shares and approximately 1,325,000 shares, respectively, were antidilutive as a result of the net loss reported by the Company for such periods. Accordingly, such shares and options were not included in the calculation of diluted weighted average shares outstanding for the three and six months ended June 30, 2019 and 2018.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of shareholders’ equity. All shares acquired by the Company have been purchased in open-market transactions. There were no repurchases of the Company’s common stock during the six months ended June 30, 2019 or fiscal 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic “ASC 842”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new lease standard requires lessees to recognize on the balance sheet a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Additionally, in July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, which provided entities with a transition method option to not restate comparative periods presented, but to recognize a cumulative effect adjustment to beginning retained earnings in the period of adoption. The Company adopted the new lease standard on January 1, 2019, on a prospective basis, forgoing comparative reporting using the modified retrospective adoption method, utilizing the simplified transition method available pursuant to the standard, which allowed the Company to continue to apply the legacy accounting guidance under ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. The Company elected to utilize certain practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carryforward the historical lease classification, not separate the lease and non-lease components for all classes of underlying assets in which it is the lessee, not reassess initial direst costs for existing leases, and make an accounting policy election not to account for leases with an initial term of 12 months or less on the balance sheet. Adoption of the lease standards by the Company initially resulted in the recording of operating lease right-of-use assets of $255.4 million and operating lease liabilities of $289.5 million on the Company’s Consolidated Balance Sheet as of January 1, 2019. The difference between amounts recorded for the operating lease right-of-use assets and operating lease liabilities is due to net reductions for the reclassification of certain deferred lease costs and lease incentives of $16.3 million and impairment write-down adjustments of $17.8 million recorded to retained deficit. The fair value of the right-of-use assets were estimated, using level 3 inputs as defined in the accounting standards codification, utilizing a discounted cash flow approach based upon historical and projected cash flows and market data, including management fees and a market supported lease coverage ratio. The estimated future cash flows were discounted at a rate that is consistent with a weighted average cost of capital from a market participant perspective. The adoption of the lease standard did not have a material impact on the consolidated cash flows of the Company and had no impact on the Company’s covenant compliance under its current debt and lease agreements. See additional discussion at “Note 9 – Leases.”

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

3. DISPOSITIONS

Effective May 1, 2019, the Company closed the sale of one senior housing community located in Kokomo, Indiana, for a total purchase price of $5.0 million and received approximately $1.4 million in net proceeds after retiring outstanding mortgage debt of $3.5 million and paying customary transaction and closing costs (the “Kokomo Sale Transaction”). The community was comprised of 138 assisted living units. The Company had reported these assets as held for sale at March 31, 2019 and recorded a remeasurement write-down of approximately $2.3 million to adjust the carrying values of these assets to the sales price, less costs to sell.

4. DEBT TRANSACTIONS

Effective June 28, 2019, the Company exercised its option to extend its interest-only variable interest rate mortgage loan with Compass Bank on four of its senior housing communities (Cottonwood Village, Georgetowne Place, Harrison at Eagle Valley, and Rose Arbor). The maturity date was extended from May 11, 2020 to July 11, 2020.

The Company previously issued standby letters of credit with Wells Fargo Bank (“Wells Fargo”), totaling approximately $3.4 million, for the benefit of Hartford Financial Services (“Hartford”) in connection with the administration of workers’ compensation which remain outstanding as of June 30, 2019.

The Company previously issued standby letters of credit with JP Morgan Chase Bank (“Chase”), totaling approximately $6.7 million, for the benefit of Welltower, Inc. (“Welltower”), in connection with certain leases between Welltower and the Company which remain outstanding as of June 30, 2019.

The Company previously issued standby letters of credit with Chase, totaling approximately $2.9 million, for the benefit of HCP, Inc. (“HCP”) in connection with certain leases between HCP and the Company which remain outstanding as of June 30, 2019.

The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At June 30, 2019 and December 31, 2018, these communities carried a total net book value of approximately $933.8 million and $966.9 million, respectively, with total mortgage loans outstanding, excluding deferred loan costs, of approximately $971.0 million and $981.6 million, respectively.

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the terms of the respective notes. At June 30, 2019 and December 31, 2018, the Company had gross deferred loan costs of approximately $14.2 million and $14.1 million, respectively. Accumulated amortization was approximately $5.5 million and $4.7 million at June 30, 2019 and December 31, 2018, respectively. The Company was in compliance with all aspects of its outstanding indebtedness at June 30, 2019 and December 31, 2018.

5. EQUITY

Preferred Stock

The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Company’s board of directors without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of June 30, 2019 or December 31, 2018.

Share Repurchases

On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. Shares of stock repurchased under the program will be held as treasury shares. Pursuant to this authorization, during fiscal 2009, the Company purchased 349,800 shares at an average cost of $2.67 per share for a total cost to the Company of approximately $0.9 million. On January 14, 2016, the Company announced that its board of directors approved a continuation of the share repurchase program. Pursuant to this authorization, during the first quarter of fiscal 2016, the Company purchased 144,315 shares of its common stock at an average cost of $17.29 per share for a total cost to the Company of approximately

$2.5 million. All such purchases were made in open market transactions. The Company has not purchased any additional shares of its common stock pursuant to the Company’s share repurchase program during the six months ended June 30, 2019 or fiscal 2018.

6. STOCK-BASED COMPENSATION

The Company recognizes compensation expense for share-based stock awards to certain employees and directors, including grants of employee stock options and awards of restricted stock, in the Company’s Consolidated Statements of Operations and Comprehensive Loss based on their fair values.

On May 8, 2007, the Company’s stockholders approved the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (as amended, the “2007 Plan”), which provides for, among other things, the grant of restricted stock awards, restricted stock units and stock options to purchase shares of the Company’s common stock. The 2007 Plan authorizes the Company to issue up to 4.6 million shares of common stock and the Company has reserved shares of common stock for future issuance pursuant to awards under the 2007 Plan. Effective May 8, 2007, the 1997 Omnibus Stock and Incentive Plan (as amended, the “1997 Plan”) was terminated and no additional awards will be granted under the 1997 Plan.

On May 14, 2019, the Company’s stockholders approved the 2019 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (the “2019 Plan”), which replaced the 2007 Plan. The 2019 Plan provides for, among other things, the grant of restricted stock awards, restricted stock units and stock options to purchase shares of the Company’s common stock. The 2019 Plan authorizes the Company to issue up to 2,250,000 shares of common stock plus reserved shares not issued or subject to outstanding awards under the 2007 Plan, and the Company has reserved shares of common stock for future issuance pursuant to awards under the 2019 Plan. A description of the terms and conditions of the 2019 Plan is set forth in Appendix C of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 8, 2019. Effective March 26, 2019, the 2007 Plan was terminated and no additional awards will be granted under the 2007 Plan.

Stock Options

The Company may periodically grant stock options as a long-term retention tool that is intended to attract, retain and provide incentives for employees, officers and directors and to more closely align stockholder interests with those of our employees and directors. The Company’s stock options generally vest over a period of one to five years and the related expense is amortized on a straight-line basis over the vesting period. A summary of the Company’s stock option activity and related information for the six months ended June 30, 2019 is presented below:

	Outstanding at Beginning of Period	Granted	Vested	Cancelled	Outstanding at End of Period
Options	—	147,239	—	—	147,239

The options outstanding at June 30, 2019 had no intrinsic value, a weighted-average remaining contractual life of 9.5 years, and a weighted average exercise price of $7.46. None of the options outstanding at June 30, 2019 were exercisable.

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

The following table presents the Company’s assumptions utilized to estimate the grant date fair value of stock options granted during the six months ended June 30, 2019:

Six Months Ended
June 30, 2019
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

The Company recognizes compensation expense of a restricted stock award over its respective vesting or performance period based on the fair value of the award on the grant date, net of actual forfeitures. A summary of the Company’s restricted stock awards activity and related information for the six months ended June 30, 2019 is presented below:

	Outstanding at Beginning of Period	Granted	Vested	Cancelled	Outstanding at End of Period
Shares	1,345,159	592,154	(376,091)	(396,233)	1,164,989

The restricted stock outstanding at June 30, 2019 had an intrinsic value of approximately $5.9 million.

During the six months ended June 30, 2019, the Company awarded 592,154 shares of restricted common stock to certain employees and directors of the Company, of which 280,415 shares were subject to performance and market-based vesting conditions. The average market value of the common stock on the date of grant was $4.72. These awards of restricted stock vest over a one to four-year period and had an intrinsic value of approximately $2.8 million on the date of grant. Additionally, during the six months ended June 30, 2019, the Company awarded 59,841 restricted stock units to certain directors of the Company with an average market value of $3.76 on the date of grant. The awards of restricted stock units vest over a one-year period and had an intrinsic value of approximately $0.2 million on the date of grant.

The Company recognized $1.6 million and $0.7 million in stock-based compensation expense during the three and six months ended June 30, 2019, respectively, and $2.6 million and $4.5 million during the three and six months ended June 30, 2018, respectively, which is primarily associated with employees whose corresponding salaries and wages are included within general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. Unrecognized stock-based compensation expense was $6.5 million as of June 30, 2019. If all awards granted are earned, the Company expects this expense to be recognized over a one to three-year period for performance and market-based stock awards and a one to four-year period for nonperformance-based stock awards, options and units.

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

The Company had two of its senior housing communities located in southeast Texas impacted by Hurricane Harvey during the third quarter of fiscal 2017. We maintain insurance coverage on these communities which includes damage caused by flooding. The insurance claim for this incident required a deductible of $100,000 that was expensed as a component of operating expenses in the Company’s Consolidated Statement of Operations and Comprehensive Loss in the third quarter of fiscal 2017. Physical repairs have been completed to restore the communities to their condition prior to the incident and these communities reopened and began accepting residents in July 2018. Through June 30, 2019, we have incurred approximately $6.8 million in clean-up and physical repair costs which we believe are probable of being recovered through insurance proceeds. In addition to the repairs of physical damage to the buildings, the Company’s insurance coverage includes loss of business income (“Business Interruption”) through one year after the buildings were placed back in service. Business Interruption includes reimbursement for lost revenue as well as incremental expenses incurred as a result of the hurricane. As of June 30, 2019, the Company has received payments from our insurance underwriters totaling approximately $14.7 million, of which approximately $9.7 million related to Business Interruption. During the three and six months ended June 30, 2019 and 2018, the Company recognized $1.2 million and $2.4 million, respectively, and $1.6 million and $3.1 million, respectively, of Business Interruption which has been included as a reduction to operating expenses in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

8. FAIR VALUE MEASUREMENTS

Financial Instruments

The carrying amounts and fair values of financial instruments at June 30, 2019 and December 31, 2018, are as follows (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$21,698	$21,698	$31,309	$31,309
Restricted cash	13,053	13,053	13,011	13,011
Notes payable, excluding deferred loan costs	976,571	952,878	983,207	945,318

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

Assets Held for Sale

During the first quarter of fiscal 2019, the Company classified one senior living community as held for sale and determined a remeasurement write-down of approximately $2.3 million was required to adjust the carrying value to its fair value, net of cost of disposal. The senior living community was sold during the second quarter of fiscal 2019 for its carrying value. The Company determines, using level 2 inputs as defined in the accounting standards codification, the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The fair values are generally determined based on market rates, industry trends and recent comparable sales transactions.

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

9. LEASES

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

The Company has operating leases for various real estate (primarily senior housing communities) and equipment. As of June 30, 2019, the Company leased 46 senior housing communities from certain real estate investment trusts (“REITs”). Under these facility lease agreements, the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. Additionally, facility leases include variable lease payments due to contingent rent increases when certain operational performance thresholds are surpassed.

Most of the Company’s lease agreements include one or more options to renew, with renewal terms that can extend the lease term for an additional one to 20 years at the Company’s option. The recoverability of assets and depreciable life of leasehold improvements are limited by expected lease terms. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company’s lease agreements do not contain any material residual value guarantees. The Company was in compliance with all of its lease covenants at June 30, 2019 and December 31, 2018.

The following table summarizes information related to the Company’s lease activities during the six months ended June 30, 2019:

Lease term and discount rate:
Weighted-average remaining lease term (years)	6.04
Weighted-average discount rate	7.74%

Operating lease cost classification (in thousands):
Facility lease expense	$28,473
General and administrative expenses	161
Operating expenses	302
Total operating lease costs	$28,936

Future minimum lease payments associated with operating lease labilities recognized on the Company’s Consolidated Balance Sheet as of June 30, 2019, are as follows (in thousands):

2019 (excluding the six months ended June 30, 2019)	$32,583
2020	62,577
2021	50,539
2022	50,468
2023	50,432
Thereafter	94,566
Total	$341,165
Less: Amount representing interest (present value discount)	68,265
Present value of operating lease liabilities	$272,900
Less: Current portion of operating lease liabilities	45,991
Operating lease liabilities, net of current portion	$226,909

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

Overview

The following discussion and analysis addresses (i) the Company’s results of operations for the three and six months ended June 30, 2019 and 2018, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of June 30, 2019, the Company operated 128 senior housing communities in 23 states with an aggregate capacity of approximately 16,400 residents, including 82 senior housing communities that the Company owned and 46 senior housing communities that the Company leased.

Significant Financial and Operational Highlights

The Company primarily derives its revenue by providing senior living and healthcare services to the elderly. When comparing the second quarter of fiscal 2019 to the second quarter of fiscal 2018, the Company generated resident revenue of approximately $113.1 million compared to resident revenue of approximately $114.6 million, respectively, representing a decrease of approximately $1.5 million, or 1.3%. Our resident revenue has been impacted from the aftermath of Hurricane Harvey, which resulted in the full evacuation of our residents at two of our senior housing communities located in southeast Texas during the third quarter of fiscal 2017. Physical repairs have been completed and both of these communities began accepting residents in July 2018, which resulted in an increase of approximately $1.1 million in our resident revenue during the second quarter of fiscal 2019 when compared to the second quarter of fiscal 2018.

As discussed below, the Company sold one of its senior housing communities located in Kokomo, Indiana during the second quarter of fiscal 2019 (the “Kokomo Sale Transaction”). The increase in resident revenue from the two communities impacted by Hurricane Harvey was fully offset with a decrease in resident revenue of approximately $0.6 million due to the Kokomo Sale Transaction and a decrease in resident revenue at the Company’s remaining senior housing communities of approximately $2.1 million, which was primarily due to a 1.9% decrease in average financial occupancies. When comparing the six months ended June 30, 2019 to the six months ended June 30, 2018, the Company generated resident revenue of approximately $227.3 million compared to resident revenue of approximately $229.3 million, respectively, representing a decrease of approximately $2.0 million, or 0.9%. We experienced an increase of approximately $2.1 million in our resident revenue at our two senior housing communities impacted by Hurricane Harvey during the first six months of fiscal 2019 when compared to the first six months of fiscal 2018. However, the increase in resident revenue from the two properties impacted by Hurricane Harvey was fully offset with a decrease in resident revenue of approximately $0.6 million due to the Kokomo Sale Transaction during the second quarter of fiscal 2019 and a decrease in resident revenue at our other remaining senior housing communities of approximately $3.5 million, which was primarily due to a decrease of 190 basis points in average financial occupancies.

The Company continues to evaluate its portfolio of senior housing communities and explore opportunities to monetize certain of its assets, including through the sale of various owned communities that it believes are operating in challenging markets or that no longer fit its portfolio criteria. Effective May 1, 2019, the Company closed the Kokomo Sale Transaction, which resulted in the disposition of one senior housing community for a total purchase price of $5.0 million, and received approximately $1.4 million in net proceeds after retiring outstanding mortgage debt of $3.5 million and paying customary transaction and closing costs.

Excluding the two senior housing communities impacted by Hurricane Harvey and the Kokomo Sale Transaction, the average financial occupancy rate for the second quarters of fiscal 2019 and 2018 was 83.2% and 85.2%, respectively. Although average financial occupancies decreased, we experienced an increase in average monthly rental rates of 40 basis points when comparing the second quarter of fiscal 2019 to the second quarter of fiscal 2018. For the six months ended June 30, 2019 and 2018, the average financial occupancy rate was 83.7% and 85.5%, respectively. Although average financial occupancies decreased, we experienced an increase in average monthly rental rates of 50 basis points when comparing the first six months of fiscal 2019 to the first six months of fiscal 2018.

As mentioned above, the Company had two of its senior housing communities located in southeast Texas impacted by Hurricane Harvey during the third quarter of fiscal 2017. We maintain insurance coverage on these communities which includes damage caused by flooding. The insurance claim for this incident required a deductible of $100,000 that was expensed as a component of operating expenses in the Company’s Consolidated Statement of Operations and Comprehensive Loss in the third quarter of fiscal 2017. Physical repairs have been completed to restore the communities to their condition prior to the incident and these communities reopened and began accepting residents in July 2018. Through June 30, 2019, we have incurred approximately $6.8 million in clean-up and physical repair costs which we believe are probable of being recovered through insurance proceeds. In addition to the repairs of physical damage to the buildings, the Company’s insurance coverage includes loss of business income (“Business Interruption”) through one year after the buildings were placed back in service. Business Interruption includes reimbursement for lost revenue as well as incremental expenses incurred as a result of the hurricane. As of June 30, 2019, the Company has received payments from our insurance underwriters totaling approximately $14.7 million, of which approximately $9.7 million related to Business Interruption. During the three and six months ended June 30, 2019 and 2018, the Company recognized $1.2 million and $2.4 million, respectively, and $1.6 million and $3.1 million, respectively, of Business Interruption which has been included as a reduction to operating expenses in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Facility Lease Transactions

The Company currently leases 46 senior housing communities from certain real estate investment trusts (“REITs”), all of which are accounted for as operating leases. The lease terms are generally for 10-15 years with renewal options for an additional 5-20 years at the Company’s option. Under these lease agreements, the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. The following table summarizes each of the Company’s facility lease agreements as of June 30, 2019 (dollars in millions):

Landlord	Initial Date of Lease	Number of Communities	Value of Transaction	Current Expiration and Renewal Term	Initial Lease Rate (1)	Lease Acquisition and Modification Costs (2)	Deferred Gains / Lease Concessions (3)
Ventas	September 30, 2005	4	$61.4	September 30, 2025 (4) (Two five-year renewals)	8%	$7.7	$4.2
Ventas	January 31, 2008	1	5.0	September 30, 2025 (4) (Two five-year renewals)	7.75%	0.2	—
Ventas	June 27, 2012	2	43.3	September 30, 2025 (4) (Two five-year renewals)	6.75%	0.8	—
HCP	May 1, 2006	3	54.0	October 31, 2020 (5) (Two 10-year renewals)	8%	0.3	12.8
HCP	May 31, 2006	6	43.0	April 30, 2026 (6) (One 10-year renewal)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	October 31, 2020 (5) (Two 10-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	October 31, 2020 (5) (Two 10-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	October 31, 2020 (5) (Two 10-year renewals)	7.25%	0.1	—
Welltower	April 16, 2010	5	48.5	April 30, 2025 (15 years) (One 15-year renewal)	8.25%	0.6	0.8
Welltower	May 1, 2010	3	36.0	April 30, 2025 (15 years) (One 15-year renewal)	8.25%	0.2	0.4
Welltower	September 10, 2010	12	104.6	September 30, 2025 (15 years) (One 15-year renewal)	8.50%	0.4	2.0
Welltower	April 8, 2011	4	141.0	April 30, 2026 (15 years) (One 15-year renewal)	7.25%	0.9	16.3
Subtotal						12.4	37.1
Accumulated amortization through December 31, 2018						(7.9)	—
Accumulated deferred gains / lease concessions recognized through December 31, 2018						—	(26.2)
Adoption of ASC 842						(4.5)	(10.9)
Net lease acquisition costs / deferred gains / lease concessions as of June 30, 2019						$-	$-

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as set forth in each respective lease agreement.
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

There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at June 30, 2019 and December 31, 2018.

Recent Accounting Developments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. Current U.S. generally accepted accounting principles (“GAAP”) require an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. ASU 2016-13 replaces the current incurred loss methodology for credit losses and removes the thresholds that companies apply to measure credit losses on financial statements measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. ASU 2016-13 is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and disclosures.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	$	%	$	%	$	%	$	%
Revenues:
Resident revenue	$113,126	100.0	$114,627	100.0	$227,302	100.0	$229,270	100.0
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	74,430	65.8	72,968	63.7	149,835	65.9	144,668	63.1
General and administrative expenses	6,642	5.9	5,712	5.0	14,212	6.3	11,734	5.1
Facility lease expense	14,238	12.6	14,224	12.4	28,473	12.5	28,438	12.4
Stock-based compensation expense	1,638	1.4	2,559	2.2	660	0.3	4,508	2.0
Depreciation and amortization expense	15,975	14.1	15,521	13.5	31,949	14.0	30,893	13.5
Total expenses	112,923	99.8	110,984	96.8	225,129	99.0	220,241	96.1
Income from operations	203	0.2	3,643	3.2	2,173	1.0	9,029	3.9
Other income (expense):
Interest income	57	0.0	38	0.0	114	0.1	75	0.0
Interest expense	(12,602)	(11.1)	(12,615)	(11.0)	(25,166)	(11.1)	(25,066)	(10.9)
Write-off of deferred loan costs and prepayment premiums	(97)	(0.1)	—	—	(97)	(0.1)	—	—
Write-down of assets held for sale	—	—	—	—	(2,340)	(1.0)	—	—
Gain on disposition of assets, net	38	0.0	—	—	38	0.0	3	0.0
Other (expense) income	(16)	0.0	1	0.0	7	0.0	2	0.0
Loss before provision for income taxes	(12,417)	(11.0)	(8,933)	(7.8)	(25,271)	(11.1)	(15,957)	(7.0)
Provision for income taxes	(117)	(0.1)	(127)	(0.1)	(247)	(0.1)	(259)	(0.1)
Net loss	$(12,534)	(11.1)	$(9,060)	(7.9)	$(25,518)	(11.2)	$(16,216)	(7.1)

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Revenues.

Resident revenue was $113.1 million for the three months ended June 30, 2019, compared to $114.6 million for the three months ended June 30, 2018, representing a decrease of $1.5 million, or 1.3%. Our resident revenue has been impacted from the aftermath of Hurricane Harvey, which resulted in the full evacuation of our residents at two of our senior housing communities located in southeast Texas during the third quarter of fiscal 2017. Physical repairs have been completed and both of these communities began accepting residents in July 2018, which resulted in an increase of approximately $1.1 million in our resident revenue during the second quarter of fiscal 2019 when compared to the second quarter of fiscal 2018. The increase in resident revenue from the two communities impacted by Hurricane Harvey was fully offset with a decrease in resident revenue of approximately $0.6 million due to the Company closing the Kokomo Sale Transaction during the second quarter of fiscal 2019 and a decrease in resident revenue at the Company’s remaining senior housing communities of approximately $2.1 million, which was primarily due to a decrease of 190 basis points in average financial occupancies.

Expenses.

Total expenses were $112.9 million in the second quarter of fiscal 2019 compared to $111.0 million in the second quarter of fiscal 2018, representing an increase of $1.9 million, or 1.7%. This increase is primarily the result of a $1.5 million increase in operating expenses, a $0.9 million increase in general and administrative expenses, and a $0.5 million increase in depreciation and amortization expense, partially offset by a $0.9 million decrease in stock-based compensation expense.

•

The increase in operating expenses primarily results from an increase of $1.2 million due to increased wages and benefits to employees for annual merit increases and incremental costs, including increased labor costs for additional staffing required for newly licensed memory care and assisted living units, to support changes in occupancy with more of our residents at higher levels of care, a reduction of $0.4 million in insurance proceeds the Company received to cover Business Interruption during the second quarter of fiscal 2019 for units unoccupied during the period at the two communities impacted by Hurricane Harvey, an increase of $0.2 million in promotion and marketing costs, an increase of $0.2 million in property taxes and insurance, and an increase of $0.2 million for information systems maintenance and support costs slightly offset by a decrease of $0.2 million in utilities costs, a decrease of $0.2 million in provision for bad debts, and a $0.3 million decrease in general operating costs.

•

The increase in general and administrative expenses primarily results from an increase of $0.5 million due to separation and placement costs for ongoing personnel changes and an increase of $0.4 million in employee insurance benefits and claims paid, which resulted in higher insurance costs to the Company.

•

The increase in depreciation and amortization expense primarily results from an increase in depreciable assets at the Company’s communities resulting from ongoing capital improvements and refurbishments.

•

The decrease in stock-based compensation expense is primarily attributable to the retirement of the Company’s CEO and separation of the Company’s COO during the first quarter of fiscal 2019, which resulted in the cancellation of their unvested restricted stock awards. Additionally, the Company concluded performance metrics associated with certain performance-based restricted stock awards was no longer probable of achievement which resulted in remeasurement adjustments.

Other income and expense.

•	Interest income generally reflects interest earned on the investment of cash balances and escrowed funds or interest associated with certain income tax refunds or property tax settlements.
•

Interest expense decreased slightly in the second quarter of fiscal 2019 when compared to the second quarter of fiscal 2018 primarily due to an increase of $0.5 million from additional mortgage debt associated with new borrowings, supplemental loans and a Master Credit Facility obtained by the Company subsequent to the second quarter of fiscal 2018 which was offset by a decrease of $0.4 million due to the reassessment of leases previously recorded as financing obligations and reclassification to operating leases as a result of the Company’s adoption of ASC 842, which resulted in amounts previously reflected as interest expense now being included as a component of facility lease expense, and a decrease of $0.1 million due to the repayment of mortgage debt associated with the Company closing the Kokomo Sale Transaction.

•

Write-off of deferred loan costs and prepayment premiums is attributable to the early repayment of mortgage debt associated with the closing of the Kokomo Sale Transaction which resulted in the accelerated amortization of deferred financing charges and early repayment fees and retirement costs.

Provision for income taxes.

Provision for income taxes for the second quarter of fiscal 2019 was $0.1 million, or 0.9% of loss before income taxes, compared to a provision for income taxes of $0.1 million, or 1.4% of loss before income taxes, for the second quarter of fiscal 2018. The effective tax rates for the second quarters of fiscal 2019 and 2018 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. During each of the second quarters of fiscal 2019 and 2018, the Company consolidated 38 Texas communities and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, adjustments to the deferred tax asset valuation allowance of $2.8 million and $2.1 million were recorded during the second quarters of fiscal 2019 and 2018, respectively, to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized.

Net loss and comprehensive loss.

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(12.5 million) for the three months ended June 30, 2019, compared to net loss and comprehensive loss of $(9.1 million) for the three months ended June 30, 2018.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Revenues.

Resident revenue was $227.3 million for the six months ended June 30, 2019, compared to $229.3 million for the six months ended June 30, 2018, representing a decrease of $2.0 million, or 0.9%. Our resident revenue has been impacted from the aftermath of Hurricane Harvey, which resulted in the full evacuation of our residents at two of our senior housing communities located in southeast Texas during the third quarter of fiscal 2017. Physical repairs were completed and both of these communities began accepting residents in July 2018, which resulted in an increase of approximately $2.1 million in our resident revenue during the first six months of fiscal 2019 when compared to the first six months of fiscal 2018. However, the increase in resident revenue from the two properties impacted by Hurricane Harvey was fully offset with a decrease in resident revenue of approximately $0.6 million due to the closing of the Kokomo Sale Transaction during the second quarter of fiscal 2019 and a decrease in resident revenue at our other remaining senior housing communities of approximately $3.5 million, which was primarily due to a decrease of 190 basis points in average financial occupancies.

Expenses.

Total expenses were $225.1 million in the first six months of fiscal 2019 compared to $220.2 million in the first six months of fiscal 2018, representing an increase of $4.9 million, or 2.2%. This increase is primarily the result of a $5.2 million increase in operating expenses, a $2.5 million increase in general and administrative expenses, and a $1.1 million increase in depreciation and amortization expense, partially offset by a $3.8 million decrease in stock-based compensation expense.

•

The increase in operating expenses primarily results from an increase of $2.9 million due to increased wages and benefits to employees for annual merit increases and incremental costs, including increased labor costs for additional staffing required for newly licensed memory care and assisted living units, to support changes in occupancy with more of our residents at higher levels of care, a reduction of $0.8 million in insurance proceeds the Company received to cover Business Interruption during the first six months of fiscal 2019 for units unoccupied during the period at the two communities impacted by Hurricane Harvey, an increase of $0.6 million in promotion and marketing costs, an increase of $0.4 million for information systems maintenance and support costs, an increase of $0.3 million in property taxes and insurance, and an increase of $0.2 million in provision for bad debts.

•

The increase in general and administrative expenses primarily results from an increase of $1.7 million due to separation and placement costs for ongoing personnel changes including the replacement of the Company’s CEO and separation of the Company’s COO during the first quarter of fiscal 2019, an increase of $0.5 million in employee wages and benefits for annual merit increases and new positions added subsequent to the first six months of fiscal 2018, and an increase of $0.3 million related to ongoing renovation and conversion activities at our communities for licensure and repositioning activities.

•

The increase in depreciation and amortization expense primarily results from an increase in depreciable assets at the Company’s communities resulting from ongoing capital improvements and refurbishments.

•

The decrease in stock-based compensation expense is primarily attributable to the retirement of the Company’s CEO and separation of the Company’s COO during the first quarter of fiscal 2019, which resulted in the cancellation of their unvested restricted stock awards. Additionally, the Company concluded performance metrics associated with certain performance-based restricted stock awards was no longer probable of achievement which resulted in remeasurement adjustments.

Other income and expense.

•	Interest income generally reflects interest earned on the investment of cash balances and escrowed funds or interest associated with certain income tax refunds or property tax settlements.
•

Interest expense increased $0.1 million in the first six months of fiscal 2019 when compared to the first six months of fiscal 2018 primarily due to an increase of $0.9 million from additional mortgage debt associated with new borrowings, supplemental loans and a Master Credit Facility obtained by the Company subsequent to the first six months of fiscal 2018 which was offset by a decrease of $0.8 million due to the reassessment of leases previously recorded as financing obligations and reclassification to operating leases as a result of the Company’s adoption of ASC 842, which resulted in amounts previously reflected as interest expense now being included as a component of facility lease expense.

•

Write-off of deferred loan costs and prepayment premiums is attributable to the early repayment of mortgage debt associated with the closing of the Kokomo Sale Transaction which resulted in the accelerated amortization of deferred financing charges and early repayment fees and retirement costs.

•

Write-down of assets held for sale is attributable to a fair value remeasurement adjustment recorded by the Company upon classifying one senior living community as held for sale during the first quarter of fiscal 2019. This reclassification resulted in the Company determining the assets had an aggregate fair value, net of costs of disposal, that exceeded the carrying values by $2.3 million.

Provision for income taxes.

Provision for income taxes for the first six months of fiscal 2019 was $0.2 million, or 1.0% of loss before income taxes, compared to a provision for income taxes of $0.3 million, or 1.6% of loss before income taxes, for the first six months of fiscal 2018. The effective tax rates for the first six months of fiscal 2019 and 2018 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the TMT, which effectively imposes tax on modified gross revenues for communities within the State of Texas. During each of the first six months of fiscal 2019 and 2018, the Company consolidated 38 Texas communities and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, adjustments to the deferred tax asset valuation allowance of $5.7 million and $3.5 million were recorded during the first six months of fiscal 2019 and 2018, respectively, to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized.

Net loss and comprehensive loss.

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(25.5 million) for the six months ended June 30, 2019, compared to net loss and comprehensive loss of $(16.2 million) for the six months ended June 30, 2018.

Liquidity and Capital Resources

In addition to approximately $21.7 million of unrestricted cash balances on hand as of June 30, 2019, the Company’s principal sources of liquidity are expected to be cash flows from operations, supplemental debt financings, additional proceeds from debt refinancings, equity issuances, and/or proceeds from the sale of assets. The Company expects its available cash and cash flows from operations, supplemental debt financings, additional proceeds from debt refinancings, and proceeds from the sale of assets to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for renovations, conversions, acquisitions, and other corporate initiatives, could be dependent on its ability to access additional funds through the debt and/or equity markets. The Company, from time to time, considers and evaluates transactions related to its portfolio including supplemental debt financings, debt refinancings, equity issuances, purchases and sales of assets, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

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

In summary, the Company’s cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$751	$15,108
Net cash used in investing activities	(2,924)	(10,798)
Net cash used in financing activities	(7,396)	(11,007)
Net decrease in cash and cash equivalents	$(9,569)	$(6,697)

Operating activities.

The net cash provided by operating activities for the six months ended June 30, 2019, primarily results from net non-cash charges of $35.2 million, a decrease in tax and insurance deposits of $2.2 million, and an increase in accrued expenses of $1.2 million, partially offset by net loss of $(25.5 million), a decrease in accounts payable of $7.1 million, an increase in prepaid expenses of $2.3 million, an increase in accounts receivable of $1.7 million, and an increase in other assets of $0.7 million. The net cash provided by operating activities for the six months ended June 30, 2018, primarily results from net non-cash charges of $36.9 million and a decrease in tax and insurance deposits of $3.3 million, partially offset by net loss of $(16.2 million), an increase in accounts receivable of $3.1 million, a decrease in accrued expenses of $2.4 million, a decrease in other liabilities of $1.9 million, and a decrease in accounts payable of $1.3 million.

Investing activities.

The net cash used in investing activities for the six months ended June 30, 2019, primarily results from capital expenditures of $7.8 million associated with ongoing capital improvements and refurbishments at the Company’s senior housing communities and $4.9 million of proceeds from disposition of assets associated with the Kokomo Sale Transaction. The net cash used in investing activities for the six months ended June 30, 2018, primarily results from capital expenditures of $10.8 million associated with ongoing capital improvements and refurbishments at the Company’s senior housing communities.

Financing activities.

The net cash used in financing activities for the six months ended June 30, 2019, primarily results from $5.3 million of proceeds from notes payable related to insurance premium financing, repayments of notes payable of $11.9 million, and payments on financing obligations of $0.5 million. The net cash used in financing activities for the six months ended June 30, 2018, primarily results from repayments of notes payable of $11.2 million, $1.7 million of proceeds from notes payable related to insurance premium financing, and payments on capital lease and financing obligations of $1.5 million.

Debt transactions.

Effective June 28, 2019, the Company exercised its option to extend its interest-only variable interest rate mortgage loan with Compass Bank on four of its senior housing communities (Cottonwood Village, Georgetowne Place, Harrison at Eagle Valley, and Rose Arbor). The maturity date was extended from May 11, 2020 to July 11, 2020.

The Company previously issued standby letters of credit with Wells Fargo Bank (“Wells Fargo”), totaling approximately $3.4 million, for the benefit of Hartford Financial Services (“Hartford”) in connection with the administration of workers’ compensation which remain outstanding as of June 30, 2019.

The Company previously issued standby letters of credit with JP Morgan Chase Bank (“Chase”), totaling approximately $6.7 million, for the benefit of Welltower, Inc. (“Welltower”), in connection with certain leases between Welltower and the Company which remain outstanding as of June 30, 2019.

The Company previously issued standby letters of credit with Chase, totaling approximately $2.9 million, for the benefit of HCP, Inc. (“HCP”) in connection with certain leases between HCP and the Company which remain outstanding as of June 30, 2019.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of June 30, 2019, the Company had $976.6 million in outstanding debt comprised of various fixed and variable interest rate debt instruments of $850.2 million and $126.4 million, respectively. In addition, as of June 30, 2019, the Company had $354.3 million in future facility lease obligations with contingent rent increases on certain leases based on changes in the consumer price index or certain operational performance measures.

Changes in interest rates would affect the fair market values of the Company’s fixed interest rate debt instruments, but would not have an impact on the Company’s earnings or cash flows. Fluctuations in interest rates on the Company’s variable interest rate debt instruments, which are tied to LIBOR, would affect the Company’s earnings and cash flows but would not affect the fair market values of the variable interest rate debt. Each percentage point increase in interest rates would impact the Company’s annual interest expense by approximately $1.3 million based on the Company’s outstanding variable interest rate debt as of June 30, 2019. Increases in the consumer price index would result in an increase to future facility lease expense if the leased community exceeds the contingent rent escalation thresholds set forth in each of the Company’s lease agreements.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects shares purchased by the Company pursuant to its share repurchase program (as described below) as of June 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Total at March 31, 2019	494,115	$6.94	494,115	$6,570,222
April 1 – April 30, 2019	—	—	—	6,570,222
May 1 – May 31, 2019	—	—	—	6,570,222
June 1 – June 30, 2019	—	—	—	6,570,222
Total at June 30, 2019	494,115	$6.94	494,115	$6,570,222

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

4.1

2019 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 15, 2019.)

10.1*	Employment Agreement, dated February 20, 2019, by and between Capital Senior Living, Inc. and Michael C. Fryar.

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Kimberly S. Lody pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Carey P. Hendrickson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.

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
Date: August 9, 2019