Form 10-Q
period 2019-09-30
CAPITAL SENIOR LIVING CORP
filed 2019-11-08
CIK 1043000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, the Registrant had 31,463,375 outstanding shares of its Common Stock, $0.01 par value, per share.

CAPITAL SENIOR LIVING CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$7,703	$31,309
Restricted cash	13,073	13,011
Accounts receivable, net	8,785	10,581
Federal and state income taxes receivable	152	152
Assets held for sale	24,366	—
Property tax and insurance deposits	12,482	13,173
Prepaid expenses and other	5,970	5,232
Total current assets	72,531	73,458
Property and equipment, net	978,224	1,059,049
Operating lease right-of-use assets, net	231,910	—
Deferred taxes, net	152	152
Other assets, net	11,383	16,485
Total assets	$1,294,200	$1,149,144
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,413	$9,095
Accrued expenses	42,311	41,880
Current portion of notes payable, net of deferred loan costs	126,179	14,342
Current portion of deferred income	6,329	14,892
Current portion of financing obligations	1,718	3,113
Current portion of operating lease liabilities	46,801	—
Federal and state income taxes payable	303	406
Customer deposits	1,265	1,302
Total current liabilities	229,319	85,030
Deferred income	—	8,151
Financing obligations, net of current portion	10,132	45,647
Operating lease liabilities, net of current portion	214,950	—
Other long-term liabilities	—	15,643
Notes payable, net of deferred loan costs and current portion	836,589	959,408
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares – 15,000; no shares issued or outstanding	—	—
Common stock, $.01 par value:
Authorized shares – 65,000; issued and outstanding shares – 31,463 and 31,273 in 2019 and 2018, respectively	320	318
Additional paid-in capital	189,435	187,879
Retained deficit	(183,115)	(149,502)
Treasury stock, at cost – 494 shares in 2019 and 2018	(3,430)	(3,430)
Total shareholders’ equity	3,210	35,265
Total liabilities and shareholders’ equity	$1,294,200	$1,149,144

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Resident revenue	$111,110	$115,650	$338,412	$344,920
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	80,394	76,195	230,229	220,863
General and administrative expenses	7,554	5,589	21,766	17,323
Facility lease expense	14,233	14,077	42,706	42,515
Stock-based compensation expense	898	2,095	1,558	6,603
Depreciation and amortization expense	16,136	15,998	48,085	46,891
Total expenses	119,215	113,954	344,344	334,195
Income (loss) from operations	(8,105)	1,696	(5,932)	10,725
Other income (expense):
Interest income	59	42	173	117
Interest expense	(12,562)	(12,705)	(37,728)	(37,771)
Write-off of deferred loan costs	—	—	(97)	—
Write-down of assets held for sale	—	—	(2,340)	—
Gain on disposition of assets, net	—	—	38	10
Other income	1	7	8	2
Loss before provision for income taxes	(20,607)	(10,960)	(45,878)	(26,917)
Provision for income taxes	(124)	(129)	(371)	(388)
Net loss	$(20,731)	$(11,089)	$(46,249)	$(27,305)
Per share data:
Basic net loss per share	$(0.68)	$(0.37)	$(1.53)	$(0.92)
Diluted net loss per share	$(0.68)	$(0.37)	$(1.53)	$(0.92)
Weighted average shares outstanding — basic	30,324	29,877	30,236	29,779
Weighted average shares outstanding — diluted	30,324	29,877	30,236	29,779
Comprehensive loss	$(20,731)	$(11,089)	$(46,249)	$(27,305)

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited, in thousands)

	Common Stock		Additional Paid-In	Retained	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balance at December 31, 2017	30,505	$310	$179,459	$(95,906)	$(3,430)	$80,433
Restricted stock awards (cancellations), net	628	6	(6)	—	—	—
Stock-based compensation	—	—	1,949	—	—	1,949
Net loss	—	—	—	(7,156)	—	(7,156)
Balance at March 31, 2018	31,133	$316	$181,402	$(103,062)	$(3,430)	$75,226
Restricted stock awards (cancellations), net	45	1	(1)	—	—	—
Stock-based compensation	—	—	2,559	—	—	2,559
Net loss	—	—	—	(9,060)	—	(9,060)
Balance at June 30, 2018	31,178	$317	$183,960	$(112,122)	$(3,430)	$68,725
Restricted stock awards (cancellations), net	1	1	(1)	—	—	—
Stock-based compensation	—	—	2,095	—	—	2,095
Net loss	—	—	—	(11,089)	—	(11,089)
Balance at September 30, 2018	31,179	$318	$186,054	$(123,211)	$(3,430)	$59,731

Balance at December 31, 2018	31,273	$318	$187,879	$(149,502)	$(3,430)	$35,265
Adoption of ASC 842	—	—	—	12,636	—	12,636
Restricted stock awards (cancellations), net	(150)	(2)	2	—	—	—
Stock-based compensation	—	—	(978)	—	—	(978)
Net loss	—	—	—	(12,984)	—	(12,984)
Balance at March 31, 2019	31,123	$316	$186,903	$(149,850)	$(3,430)	$33,939
Restricted stock awards (cancellations), net	346	4	(4)	—	—	—
Stock-based compensation	—	—	1,638	—	—	1,638
Net loss	—	—	—	(12,534)	—	(12,534)
Balance at June 30, 2019	31,469	$320	$188,537	$(162,384)	$(3,430)	$23,043
Restricted stock awards (cancellations), net	(6)	—	—	—	—	—
Stock-based compensation	—	—	898	—	—	898
Net loss	—	—	—	(20,731)	—	(20,731)
Balance at September 30, 2019	31,463	$320	$189,435	$(183,115)	$(3,430)	$3,210

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net loss	$(46,249)	$(27,305)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	48,085	46,891
Amortization of deferred financing charges	1,237	1,281
Amortization of deferred lease costs and lease intangibles	—	638
Amortization of lease incentives	—	(1,426)
Deferred income	790	(712)
Operating lease expense adjustment	(4,285)	—
Write-off of deferred loan costs	97	—
Write-down of assets held for sale	2,340	—
Gain on disposition of assets, net	(38)	(10)
Provision for bad debts	2,182	2,254
Stock-based compensation expense	1,558	6,603
Changes in operating assets and liabilities:
Accounts receivable	(385)	(2,076)
Property tax and insurance deposits	690	1,935
Prepaid expenses and other	(2,001)	1,685
Other assets	(373)	1,267
Accounts payable	(4,683)	1,205
Accrued expenses	430	(3,073)
Other liabilities	—	(1,908)
Federal and state income taxes receivable/payable	(103)	(84)
Deferred resident revenue	(6)	(198)
Customer deposits	(38)	(96)
Net cash (used in)/provided by operating activities	(752)	26,871
Investing Activities
Capital expenditures	(14,271)	(17,954)
Proceeds from disposition of assets	4,888	22
Net cash used in investing activities	(9,383)	(17,932)
Financing Activities
Proceeds from notes payable	5,268	1,740
Repayments of notes payable	(16,884)	(16,844)
Cash payments for financing obligations	(1,095)	(2,054)
Deferred financing charges paid	(698)	(87)
Net cash used in financing activities	(13,409)	(17,245)
Decrease in cash and cash equivalents	(23,544)	(8,306)
Cash and cash equivalents and restricted cash at beginning of period	44,320	31,024
Cash and cash equivalents and restricted cash at end of period	$20,776	$22,718
Supplemental Disclosures
Cash paid during the period for:
Interest	$35,723	$36,345
Income taxes	$505	$546

See accompanying notes to unaudited consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

1. BASIS OF PRESENTATION

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior housing communities in the United States in terms of resident capacity. The Company owns, operates, and manages senior housing communities throughout the United States. As of September 30, 2019, the Company operated 128 senior housing communities in 23 states with an aggregate capacity of approximately 16,400 residents, including 82 senior housing communities that the Company owned and 46 senior housing communities that the Company leased. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying Consolidated Balance Sheet, as of December 31, 2018, has been derived from audited consolidated financial statements of the Company for the year ended December 31, 2018, and the accompanying unaudited consolidated financial statements, as of and for the three and nine month periods ended September 30, 2019 and 2018, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have not been included pursuant to those rules and regulations. For further information, refer to the financial statements and notes thereto for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2019.

In the opinion of the Company, the accompanying consolidated financial statements contain all adjustments (all of which were normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2019, results of operations for the three and nine month periods ended September 30, 2019 and 2018, and cash flows for the nine month periods ended September 30, 2019 and 2018. The results of operations for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019.

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

The following table sets forth our cash and cash equivalents and restricted cash (in thousands):

	September 30,
	2019	2018
Cash and cash equivalents	$7,703	$9,245
Restricted cash	13,073	13,473
	$20,776	$22,718

Assets Held for Sale

Assets are classified as held for sale when the Company has determined all of the held-for-sale criteria have been met. The Company determines the fair value, net of costs of disposal, of an asset on the date the asset is categorized as held for sale, and the asset is recorded at the lower of its fair value, net of cost of disposal, or carrying value on that date. The Company periodically reevaluates assets held for sale to determine if the assets are still recorded at the lower of fair value, net of cost of disposal, or carrying value. The fair values are generally determined based on market rates, industry trends, and recent comparable sales transactions. The actual sales price of these assets could differ significantly from the Company’s estimates.

During the third quarter of fiscal 2019, the Company classified two communities, located in Springfield, Missouri and Peoria, Illinois, as assets held for sale resulting in net assets of $24.4 million being reclassified to assets held for sale and $44.4 million of corresponding mortgage debt being reclassified to the current portion of notes payable within the Company’s Consolidated Balance Sheets. The Company determined, using level 2 inputs as defined in the accounting standards codification, that the assets had an aggregate fair value of $62.8 million, net of disposal costs. The two senior living communities were sold on October 1, 2019, for $64.8 million resulting in net proceeds to the Company of approximately $14.8 million. See additional discussion at “Note 10 - Subsequent Events.” There were no senior housing communities classified as held for sale by the Company at December 31, 2018.

Revenue Recognition

Resident revenue consists of fees for basic housing and certain support services and fees associated with additional housing and expanded support requirements such as assisted living care, memory care, and ancillary services. Basic housing and certain support services revenue is recorded when services are rendered and amounts billed are due from residents in the period in which the rental and other services are provided which totaled approximately $109.4 million and $333.4 million for the three and nine months ended September 30, 2019, respectively, and approximately $113.8 million and $339.2 million for the three and nine months ended September 30, 2018, respectively. Residency agreements are generally short term in nature with durations of one year or less and are typically terminable by either party, under certain circumstances, upon providing 30 days notice, unless state law provides otherwise, with resident fees billed monthly in advance. At June 30, 2019 and December 31, 2018, the Company had contract liabilities for deferred resident fees paid by our residents prior to the month housing and support services were to be provided totaling approximately $4.1 million and $4.5 million, respectively, which were recognized into revenue during the three and nine months ended September 30, 2019. At June 30, 2018 and December 31, 2017, the Company had contract liabilities for deferred resident fees paid by our residents prior to the month housing and support services were to be provided totaling approximately $3.8 million and $3.9 million, respectively, which were recognized into revenue during the three and nine months ended September 30, 2018. The Company had contract liabilities for deferred resident fees totaling approximately $4.4 million and $4.5 million which are included as a component of deferred income within current liabilities of the Company’s Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, respectively. Revenue for certain ancillary services is recognized as services are provided, and includes fees for services such as medication management, daily living activities, beautician/barber, laundry, television, guest meals, pets, and parking which are generally billed monthly in arrears and totaled approximately $1.0 million and $3.1 million for the three and nine months ended September 30, 2019, respectively, and approximately $1.2 million and $3.6 million for the three and nine months ended September 30, 2018, respectively, as a component of resident revenue within the Company’s Consolidated Statements of Operations and Comprehensive Loss.

The Company's senior housing communities have residency agreements which generally require the resident to pay a community fee prior to moving into the community and are recorded initially by the Company as deferred revenue. At September 30, 2019 and December 31, 2018, the Company had contract liabilities for deferred community fees totaling approximately $1.9 million and $1.1 million, respectively, which are included as a component of deferred income within current liabilities of the Company’s Consolidated Balance Sheets. The Company recognized community fees as a component of resident revenue within the Company’s Consolidated Statements of Operations and Comprehensive Loss of approximately $0.7 million and $1.9 million during the three and nine months ended September 30, 2019, respectively. The Company recognized community fees as a component of resident revenue within the Company’s Consolidated Statements of Operations and Comprehensive Loss of approximately $0.7 million and $2.1 million during the three and nine months ended September 30, 2018, respectively.

Lease Accounting

Effective January 1, 2019, the Company adopted the new lease standard provisions of ASC 842. Due to the adoption of ASC 842, the unamortized balances of lease acquisition costs and lease incentives were reclassified as a component of the respective operating lease right-of-use asset. Additionally, the unamortized balance of deferred gains associated with sale leaseback transactions totaling approximately $10.0 million was written-off to retained deficit.

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

Credit Risk and Allowance for Doubtful Accounts

The Company’s resident receivables are generally due within 30 days from the date billed. Accounts receivable are reported net of an allowance for doubtful accounts of $7.6 million and $6.8 million at September 30, 2019, and December 31, 2018, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.

Employee Health and Dental Benefits, Workers’ Compensation, and Insurance Reserves

The Company offers full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior housing communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs, including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Additionally, the Company may be liable for an Employee Shared Responsibility Payment (“ESRP”) pursuant to the Affordable Care Act (“ACA”). The ESRP is applicable to employers that had 50 or more full-time equivalent employees, did not offer minimum essential coverage (“MEC”) to at least 70% of full-time employees and their dependents, or did offer MEC to at least 70% of full-time employees and their dependents which did not meet the affordable or minimum value criteria and had one or more full-time employees certified as being allowed the premium tax credit (“PTC”). The IRS determines the amount of the proposed ESRP from information returns completed by employers and from income tax returns completed by employees. Management believes that the liabilities recorded and reserves established for outstanding losses and expenses are adequate to cover the ultimate cost of losses and expenses incurred at September 30, 2019; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

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

Income Taxes

Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable in the current year. The effective tax rates for the three and nine months ended September 30, 2019 and 2018 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes a tax on modified gross revenues for communities within the State of Texas. During each of the three and nine months ended September 30, 2019 and 2018, the Company consolidated 38 Texas communities, and the TMT increased the overall provision for income taxes.

Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which we expect those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this analysis, an adjustment to the valuation allowance of $5.0 million and $2.7 million was recorded during the third quarters of fiscal 2019 and 2018, respectively. Cumulative adjustments to the valuation allowance for the nine months ended September 30, 2019 and 2018 were $10.7 million and $6.3 million, respectively. The valuation allowance reduces the Company’s net deferred tax assets to the amount that is “more likely than not” (i.e., a greater than 50% likelihood) to be realized and resulted in net reductions of $57.0 million and $46.3 million to the Company’s deferred tax assets at September 30, 2019 and December 31, 2018, respectively. However, in the event that we were to determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period such determination was made. The benefits of the net deferred tax assets might not be realized if actual results differ from expectations.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(20,731)	$(11,089)	$(46,249)	$(27,305)
Net loss allocated to unvested restricted shares	—	—	—	—
Undistributed net loss allocated to common shares	$(20,731)	$(11,089)	$(46,249)	$(27,305)
Weighted average shares outstanding – basic	30,324	29,877	30,236	29,779
Effects of dilutive securities:
Employee equity compensation plans	—	—	—	—
Weighted average shares outstanding – diluted	30,324	29,877	30,236	29,779
Basic net loss per share – common shareholders	$(0.68)	$(0.37)	$(1.53)	$(0.92)
Diluted net loss per share – common shareholders	$(0.68)	$(0.37)	$(1.53)	$(0.92)

Awards of unvested restricted stock and restricted stock units representing approximately 1,127,647 shares, as well as 147,239 outstanding stock options, were antidilutive as a result of the net loss reported by the Company for the three months ended September 30, 2019. For the nine months ended September 30, 2019, awards of unvested restricted stock and restricted stock units representing approximately 1,055,981 shares, as well as 147,239 outstanding stock options, were antidilutive as a result of the net loss reported by the Company for such period. For the three and nine months ended September 30, 2018, unvested restricted stock and restricted stock units representing approximately 1,367,000 shares and approximately 1,339,000 shares, respectively, were antidilutive as a result of the net loss reported by the Company for such periods. Accordingly, such shares and options were not included in the calculation of diluted weighted average shares outstanding for the three and nine months ended September 30, 2019 and 2018.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of shareholders’ equity. All shares acquired by the Company have been purchased in open-market transactions. There were no repurchases of the Company’s common stock during the nine months ended September 30, 2019 or fiscal 2018.

Recently Issued Accounting Guidance

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. Current U.S. generally accepted accounting principles require an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. ASU 2016-13 replaces the current incurred loss methodology for credit losses and removes the thresholds that companies apply to measure credit losses on financial statements measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. ASU 2016-13 is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic “ASC 842”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new lease standard requires lessees to recognize on the balance sheet a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Additionally, in July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, which provided entities with a transition method option to not restate comparative periods presented, but to recognize a cumulative effect adjustment to beginning retained earnings in the period of adoption. The Company adopted the new lease standard on January 1, 2019, on a prospective basis, forgoing comparative reporting using the modified retrospective adoption method, utilizing the simplified transition method available pursuant to the standard, which allowed the Company to continue to apply the legacy accounting guidance under ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. The Company elected to utilize certain practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carryforward the historical lease classification, not separate the lease and non-lease components for all classes of underlying assets in which it is the lessee, not reassess initial direct costs for existing leases, and make an accounting policy election not to account for leases with an initial term of 12 months or less on the balance sheet. Adoption of the lease standards by the Company initially resulted in the recording of operating lease right-of-use assets of $255.4 million and operating lease liabilities of $289.5 million on the Company’s Consolidated Balance Sheet as of January 1, 2019. The difference between amounts recorded for the operating lease right-of-use assets and operating lease liabilities is due to net reductions for the reclassification of certain deferred lease costs and lease incentives of $16.3 million and impairment write-down adjustments of $17.8 million recorded to retained deficit. The fair value of the right-of-use assets was estimated, using level 3 inputs as defined in the accounting standards codification, utilizing a discounted cash flow approach based upon historical and projected cash flows and market data, including management fees and a market supported lease coverage ratio. The estimated future cash flows were discounted at a rate that is consistent with a weighted average cost of capital from a market participant perspective. The adoption of the lease standard did not have a material impact on the consolidated cash flows of the Company and had no impact on the Company’s covenant compliance under its current debt and lease agreements. See additional discussion at “Note 9 – Leases.”

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

3. DISPOSITIONS

Effective May 1, 2019, the Company closed the sale of one senior housing community located in Kokomo, Indiana, for a total purchase price of $5.0 million and received approximately $1.4 million in net proceeds after retiring outstanding mortgage debt of $3.5 million and paying customary transaction and closing costs (the “Kokomo Sale Transaction”). The community was comprised of 96 assisted living units. The Company had reported these assets as held for sale at March 31, 2019 and recorded a remeasurement write-down of approximately $2.3 million to adjust the carrying values of these assets to the sales price, less costs to sell.

4. DEBT TRANSACTIONS

Effective June 28, 2019, the Company exercised its option to extend its interest-only variable interest rate mortgage loan with Compass Bank on four of its senior housing communities (Cottonwood Village, Georgetowne Place, Harrison at Eagle Valley, and Rose Arbor). The maturity date was extended from May 11, 2020 to July 11, 2020, and was included in the current portion of notes payable within the Company’s Consolidated Balance Sheets at September 30, 2019.

The Company previously issued standby letters of credit with Wells Fargo Bank (“Wells Fargo”), totaling approximately $3.4 million, for the benefit of Hartford Financial Services (“Hartford”) in connection with the administration of workers’ compensation which remain outstanding as of September 30, 2019.

The Company previously issued standby letters of credit with JP Morgan Chase Bank (“Chase”), totaling approximately $6.7 million, for the benefit of Welltower, Inc. (“Welltower”), in connection with certain leases between Welltower and the Company which remain outstanding as of September 30, 2019.

The Company previously issued standby letters of credit with Chase, totaling approximately $2.9 million, for the benefit of HCP, Inc. (“HCP”) in connection with certain leases between HCP and the Company which remain outstanding as of September 30, 2019.

The senior housing communities owned by the Company and encumbered by mortgage debt are provided as collateral under their respective loan agreements. At September 30, 2019 and December 31, 2018, these communities carried a total net book value of approximately $925.0 million and $966.9 million, respectively, with total mortgage loans outstanding, excluding deferred loan costs, of approximately $967.4 million and $981.6 million, respectively.

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the terms of the respective notes. At September 30, 2019 and December 31, 2018, the Company had gross deferred loan costs of approximately $14.7 million and $14.1 million, respectively. Accumulated amortization was approximately $5.9 million and $4.7 million at September 30, 2019 and December 31, 2018, respectively. The Company was in compliance with all aspects of its outstanding indebtedness at September 30, 2019 and December 31, 2018.

5. EQUITY

Preferred Stock

The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Company’s board of directors without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of September 30, 2019 or December 31, 2018.

Share Repurchases

On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. Purchases may be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions or block trades, or by any combination of such methods, in accordance with applicable insider trading and other securities laws and regulations. The size, scope and timing of any purchases will be based on business, market and other conditions and factors, including price, regulatory and contractual requirements or consents, and capital availability. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. Shares of stock repurchased under the program will be held as treasury shares. Pursuant to this authorization, during fiscal 2009, the Company purchased 349,800 shares at an average cost of $2.67 per share for a total cost to the Company of approximately $0.9 million. On January 14, 2016, the Company announced that its board of directors approved a continuation of the share repurchase program. Pursuant to this authorization, during the first quarter of fiscal 2016, the Company purchased 144,315 shares of its common stock at an average cost of $17.29 per share for a total cost to the Company of approximately $2.5 million. All such purchases were made in open market transactions. The Company has not purchased any additional shares of its common stock pursuant to the Company’s share repurchase program during the nine months ended September 30, 2019 or fiscal 2018.

6. STOCK-BASED COMPENSATION

The Company recognizes compensation expense for share-based stock awards to certain employees and directors, including grants of employee stock options and awards of restricted stock, in the Company’s Consolidated Statements of Operations and Comprehensive Loss based on their fair values.

On May 8, 2007, the Company’s stockholders approved the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (as amended, the “2007 Plan”), which provided for, among other things, the grant of restricted stock awards, restricted stock units and stock options to purchase shares of the Company’s common stock. The 2007 Plan authorized the Company to issue up to 4.6 million shares of common stock and the Company had reserved shares of common stock for future issuance pursuant to awards under the 2007 Plan. Effective May 8, 2007, the 1997 Omnibus Stock and Incentive Plan (as amended, the “1997 Plan”) was terminated and no additional awards will be granted under the 1997 Plan.

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

Stock Options

The Company may periodically grant stock options as a long-term retention tool that is intended to attract, retain and provide incentives for employees, officers and directors and to more closely align stockholder interests with those of our employees and directors. The Company’s stock options generally vest over a period of one to five years and the related expense is amortized on a straight-line basis over the vesting period. A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2019 is presented below:

	Outstanding at Beginning of Period	Granted	Vested	Cancelled	Outstanding at End of Period
Options	—	147,239	—	—	147,239

The options outstanding at September 30, 2019 had no intrinsic value, a weighted-average remaining contractual life of 9.25 years, and a weighted average exercise price of $7.46. None of the options outstanding at September 30, 2019 were exercisable.

The Company used the Black-Scholes option pricing model to estimate the grant date fair value of its stock options. The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk-free interest rate. The expected volatility used by the Company is based primarily on an analysis of the historical prices of the Company’s common stock. The expected term of options granted is based primarily on historical exercise patterns on the Company’s outstanding stock options. The risk-free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not expect to pay dividends on its common stock, and therefore, has used a dividend yield of zero in determining the fair value of its awards. The option forfeiture rate assumption used by the Company, which affects the expense recognized as opposed to the fair value of the award, is based primarily on the Company’s historical forfeiture patterns.

The following table presents the Company’s assumptions utilized to estimate the grant date fair value of stock options granted during the nine months ended September 30, 2019:

Nine Months Ended
September 30, 2019
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

The Company recognizes compensation expense of a restricted stock award over its respective vesting or performance period based on the fair value of the award on the grant date, net of actual forfeitures. A summary of the Company’s restricted stock awards activity and related information for the nine months ended September 30, 2019 is presented below:

	Outstanding at Beginning of Period	Granted	Vested	Cancelled	Outstanding at End of Period
Shares	1,345,159	662,154	(408,137)	(471,647)	1,127,647

The restricted stock outstanding at September 30, 2019 had an intrinsic value of approximately $4.9 million.

During the nine months ended September 30, 2019, the Company awarded 662,154 shares of restricted common stock to certain employees and directors of the Company, of which 325,415 shares were subject to performance and market-based vesting conditions. The average market value of the common stock on the date of grant was $4.50 per share. These awards of restricted stock vest over a one to four-year period and had an intrinsic value of approximately $3.0 million on the date of grant. Additionally, during the nine months ended September 30, 2019, the Company awarded 59,841 restricted stock units to certain directors of the Company with an average market value of $3.76 per share on the date of grant. These awards of restricted stock units vest over a one-year period and had an intrinsic value of approximately $0.2 million on the date of grant.

The Company recognized $0.9 million and $1.6 million in stock-based compensation expense during the three and nine months ended September 30, 2019, respectively, and $2.1 million and $6.6 million during the three and nine months ended September 30, 2018, respectively, which is primarily associated with employees whose corresponding salaries and wages are included within general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. Unrecognized stock-based compensation expense was $5.1 million as of September 30, 2019. If all awards granted are earned, the Company expects this expense to be recognized over a one to three-year period for performance and market-based stock awards and a one to four-year period for nonperformance-based stock awards, options and units.

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

The Company had two of its senior housing communities located in southeast Texas impacted by Hurricane Harvey during the third quarter of fiscal 2017. We maintain insurance coverage on these communities which includes damage caused by flooding. The insurance claim for this incident required a deductible of $100,000 that was expensed as a component of operating expenses in the Company’s Consolidated Statement of Operations and Comprehensive Loss in the third quarter of fiscal 2017. Physical repairs have been completed to restore the communities to their condition prior to the incident and these communities reopened and began accepting residents in July 2018. Through September 30, 2019, we have incurred approximately $6.8 million in clean-up and physical repair costs which we believe are probable of being recovered through insurance proceeds. In addition to the repairs of physical damage to the buildings, the Company’s insurance coverage includes loss of business income (“Business Interruption”) through one year after the buildings were placed back in service. Business Interruption includes reimbursement for lost revenue as well as incremental expenses incurred as a result of the hurricane. As of September 30, 2019, the Company has received total payments from our insurance underwriters totaling approximately $15.4 million, of which approximately $9.8 million related to Business Interruption. During the three and nine months ended September 30, 2019, the Company recognized $0.1 million and $2.5 million, respectively, of Business Interruption proceeds. During the three and nine months ended September 30, 2018, the Company recognized and $1.3 million and $4.5 million, respectively, of Business Interruption proceeds. Business Interruption proceeds have been included as a reduction to operating expenses in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

8. FAIR VALUE MEASUREMENTS

Financial Instruments

The carrying amounts and fair values of financial instruments at September 30, 2019 and December 31, 2018, are as follows (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$7,703	$7,703	$31,309	$31,309
Restricted cash	13,073	13,073	13,011	13,011
Notes payable, excluding deferred loan costs	971,591	959,190	983,207	945,318

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

During the third quarter of fiscal 2019, the Company classified two senior living communities as held for sale which required no remeasurement to adjust the carrying value to its fair value. See additional discussion at “Note 10 - Subsequent Events.”

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

Operating Lease Right-Of-Use Assets

The Company’s adoption of ASC 842 on January 1, 2019, resulted in the recognition of operating lease right-of-use assets which were determined not fully recoverable and required impairment write-down adjustments of approximately $17.8 million recorded directly to retained deficit. The fair value of the right-of-use assets was estimated, using level 3 inputs as defined in the accounting standards codification, utilizing a discounted cash flow approach based upon historical and projected cash flows and market data, including management fees and a market supported lease coverage ratio. The estimated future cash flows were discounted at a rate that is consistent with a weighted average cost of capital from a market participant perspective.

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

The Company has operating leases for various real estate (primarily senior housing communities) and equipment. As of September 30, 2019, the Company leased 46 senior housing communities from certain real estate investment trusts (“REITs”). Under these facility lease agreements, the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. Additionally, facility leases may include contingent rent increases when certain operational performance thresholds are surpassed, at which time the right-of-use assets and lease liability will be remeasured.

Most of the Company’s lease agreements include one or more options to renew, with renewal terms that can extend the lease term for an additional one to 20 years at the Company’s option. The recoverability of assets and depreciable life of leasehold improvements are limited by expected lease terms. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company’s lease agreements do not contain any material residual value guarantees. The Company was in compliance with all of its lease covenants at September 30, 2019 and December 31, 2018.

The following table summarizes information related to the Company’s lease activities during the nine months ended September 30, 2019:

Lease term and discount rate:
Weighted-average remaining lease term (years)	5.84
Weighted-average discount rate	7.75%

Operating lease cost classification (in thousands):
Facility lease expense	$42,706
General and administrative expenses	238
Operating expenses, including variable lease expense of $4,616	5,070
Total operating lease costs	$48,014

Future minimum lease payments associated with operating lease liabilities recognized on the Company’s Consolidated Balance Sheets as of September 30, 2019, are as follows (in thousands):

2019 (excluding the nine months ended September 30, 2019)	$16,295
2020	62,588
2021	50,550
2022	50,479
2023	50,443
Thereafter	94,573
Total	$324,928
Less: Amount representing interest (present value discount)	63,177
Present value of operating lease liabilities	$261,751
Less: Current portion of operating lease liabilities	46,801
Operating lease liabilities, net of current portion	$214,950

10. SUBSEQUENT EVENTS

On October 1, 2019, the Company sold two communities located in Springfield, Missouri and Peoria, Illinois, for $64.8 million. The properties were sold in order to monetize assets deemed at peak performance and resulted in net proceeds to the Company of approximately $14.8 million. At September 30, 2019, these properties were deemed as assets held for sale resulting in $24.4 million being reclassified to assets held for sale and $44.4 million of corresponding mortgage debt being reclassified to the current portion of notes payable within the Company’s Consolidated Balance Sheets. These communities comprised of 156 and 158 independent living units, respectively.

On October 22, 2019, the Company entered into a lease amendment with HCP, as lessors of certain of the Company’s leased properties, to transition four HCP properties to new operators on or around January 15, 2020, and to sell the remaining five as soon as possible, with expected sale dates in or around the second quarter of 2020, to a buyer or buyers. Under the terms of the agreement, the Company will make a one-time payment of $250,000 per each transitioned property as a prepayment against the remaining lease payments for a combined total of $1.0 million. For the five properties to be sold, HCP is required to arrange, negotiate, and close the sale of these properties. The Company is entitled to 50% of the proceeds in excess of a specified selling price for one of the properties, up to $350,000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain information contained in this report constitutes “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “intend,” “could,” “believe,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Examples of forward-looking statements, include, without limitation, those relating to the Company’s future business prospects and strategies, financial results, working capital, liquidity, capital needs and expenditures, interest costs, insurance availability and contingent liabilities. Forward-looking statements are subject to certain risks and uncertainties that could cause the Company’s actual results and financial condition to differ materially from those indicated in the forward-looking statements, including, but not limited to, the Company’s ability to generate sufficient cash flows from operations, additional proceeds from debt refinancings, and proceeds from the sale of assets to satisfy its short and long-term debt and lease obligations and to fund the Company’s capital improvement projects to expand, redevelop, and/or reposition its senior living communities; the Company’s ability to obtain additional capital on terms acceptable to it; the Company’s ability to extend or refinance its existing debt as such debt matures; the Company’s compliance with its debt and lease agreements, including certain financial covenants, and the risk of cross-default in the event such non-compliance occurs; the Company’s ability to complete acquisitions and dispositions upon favorable terms or at all; the risk of oversupply and increased competition in the markets which the Company operates; the risk of increased competition for skilled workers due to wage pressure and changes in regulatory requirements; the departure of the Company’s key officers and personnel; the cost and difficulty of complying with applicable licensure, legislative oversight, or regulatory changes; the risks associated with a decline in economic conditions generally; the adequacy and continued availability of the Company’s insurance policies and the Company’s ability to recover any losses it sustains under such policies; changes in accounting principles and interpretations; and the other risks and factors identified from time to time in the Company’s reports filed with the Securities and Exchange Commission (“SEC”), including those set forth under “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

Overview

The following discussion and analysis addresses (i) the Company’s results of operations for the three and nine months ended September 30, 2019 and 2018, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s consolidated financial statements contained elsewhere in this report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of September 30, 2019, the Company operated 128 senior housing communities in 23 states with an aggregate capacity of approximately 16,400 residents, including 82 senior housing communities that the Company owned and 46 senior housing communities that the Company leased.

Significant Financial and Operational Highlights

The Company primarily derives its revenue by providing senior living and healthcare services to the elderly. When comparing the third quarter of fiscal 2019 to the third quarter of fiscal 2018, the Company generated resident revenue of approximately $111.1 million compared to resident revenue of approximately $115.7 million, respectively, representing a decrease of approximately $4.5 million, or 3.9%. Our resident revenue has been impacted by the aftermath of Hurricane Harvey, which resulted in the full evacuation of our residents at two of our senior housing communities located in southeast Texas during the third quarter of fiscal 2017. Physical repairs have been completed and both of these communities began accepting residents in July 2018, which resulted in an increase of approximately $0.6 million in our resident revenue during the third quarter of fiscal 2019 when compared to the third quarter of fiscal 2018.

During the second quarter of fiscal 2019, the Company sold one of its senior housing communities located in Kokomo, Indiana. The increase in resident revenue from the two communities impacted by Hurricane Harvey was fully offset with a decrease in resident revenue of approximately $0.8 million due to the Kokomo Sale Transaction and a decrease in resident revenue at the Company’s remaining senior housing communities of approximately $4.4 million, which was primarily due to a decrease of 280 basis points in average financial occupancies.

When comparing the nine months ended September 30, 2019 to the nine months ended September 30, 2018, the Company generated resident revenue of approximately $338.4 million compared to resident revenue of approximately $344.9 million, respectively, representing a decrease of approximately $6.5 million, or 1.9%. We experienced an increase of approximately $2.7 million in our resident revenue at our two senior housing communities impacted by Hurricane Harvey during the first nine months of fiscal 2019 when compared to the first nine months of fiscal 2018. However, the increase in resident revenue from the two properties impacted by Hurricane Harvey was fully offset by a decrease in resident revenue of approximately $1.4 million due to the Kokomo Sale Transaction during the second quarter of fiscal 2019 and a decrease in resident revenue at our other remaining senior housing communities of approximately $7.8 million, which was primarily due to a decrease of 280 basis points in average financial occupancies.

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

Excluding the two senior housing communities impacted by Hurricane Harvey and the Kokomo Sale Transaction, the average financial occupancy rate for the third quarters of fiscal 2019 and 2018 was 81.3% and 84.1%, respectively. For the nine months ended September 30, 2019 and 2018, the average financial occupancy rate was 82.3% and 85.1%, respectively. Although average financial occupancies decreased for such periods, we experienced an increase in average monthly rental rates of 36 basis points when comparing the first nine months of fiscal 2019 to the first nine months of fiscal 2018.

As mentioned above, the Company had two of its senior housing communities located in southeast Texas impacted by Hurricane Harvey during the third quarter of fiscal 2017. We maintain insurance coverage on these communities which includes damage caused by flooding. The insurance claim for this incident required a deductible of $100,000 that was expensed as a component of operating expenses in the Company’s Consolidated Statement of Operations and Comprehensive Loss in the third quarter of fiscal 2017. Physical repairs have been completed to restore the communities to their condition prior to the incident and these communities reopened and began accepting residents in July 2018. Through September 30, 2019, we have incurred approximately $6.8 million in clean-up and physical repair costs which we believe are probable of being recovered through insurance proceeds. In addition to the repairs of physical damage to the buildings, the Company’s insurance coverage included loss of business income (“Business Interruption”) through one year after the buildings were placed back in service. Business Interruption includes reimbursement for lost revenue as well as incremental expenses incurred as a result of the hurricane. As of September 30, 2019, the Company has received total payments from our insurance underwriters totaling approximately $15.4 million, of which approximately $9.8 million related to Business Interruption. During the three and nine months ended September 30, 2019, the Company recognized $0.1 million and $2.5 million, respectively, of Business Interruption proceeds. During the three and nine months ended September 30, 2018, the Company recognized and $1.3 million and $4.5 million, respectively, of Business Interruption proceeds. Business Interruption proceeds have been included as a reduction to operating expenses in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Facility Lease Transactions

The Company currently leases 46 senior housing communities from certain real estate investment trusts (“REITs”), all of which are accounted for as operating leases. The lease terms are generally for 10-15 years with renewal options for an additional 5-20 years at the Company’s option. Under these lease agreements, the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. The following table summarizes each of the Company’s facility lease agreements as of September 30, 2019 (dollars in millions):

Landlord	Initial Date of Lease	Number of Communities	Value of Transaction	Current Expiration and Renewal Term	Initial Lease Rate (1)	Lease Acquisition and Modification Costs (2)	Deferred Gains / Lease Concessions (3)
Ventas	September 30, 2005	4	$61.4	September 30, 2025 (4) (Two five-year renewals)	8%	$7.7	$4.2
Ventas	January 31, 2008	1	5.0	September 30, 2025 (4) (Two five-year renewals)	7.75%	0.2	—
Ventas	June 27, 2012	2	43.3	September 30, 2025 (4) (Two five-year renewals)	6.75%	0.8	—
HCP	May 1, 2006	3	54.0	October 31, 2020 (5) (Two 10-year renewals)	8%	0.3	12.8
HCP	May 31, 2006	6	43.0	April 30, 2026 (6) (One 10-year renewal)	8%	0.2	0.6
HCP	December 1, 2006	4	51.0	October 31, 2020 (5) (Two 10-year renewals)	8%	0.7	—
HCP	December 14, 2006	1	18.0	October 31, 2020 (5) (Two 10-year renewals)	7.75%	0.3	—
HCP	April 11, 2007	1	8.0	October 31, 2020 (5) (Two 10-year renewals)	7.25%	0.1	—
Welltower	April 16, 2010	5	48.5	April 30, 2025 (15 years) (One 15-year renewal)	8.25%	0.6	0.8
Welltower	May 1, 2010	3	36.0	April 30, 2025 (15 years) (One 15-year renewal)	8.25%	0.2	0.4
Welltower	September 10, 2010	12	104.6	September 30, 2025 (15 years) (One 15-year renewal)	8.50%	0.4	2.0
Welltower	April 8, 2011	4	141.0	April 30, 2026 (15 years) (One 15-year renewal)	7.25%	0.9	16.3
Subtotal						12.4	37.1
Accumulated amortization through December 31, 2018						(7.9)	—
Accumulated deferred gains / lease concessions recognized through December 31, 2018						—	(25.7)
Adoption of ASC 842						(4.5)	(11.4)
Net lease acquisition costs / deferred gains / lease concessions as of September 30, 2019						$-	$-

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as set forth in each respective lease agreement.
(2)

Lease acquisition and modification costs are being amortized over the respective lease terms. The unamortized portion of lease acquisition and modification costs totaling approximately $4.5 million were reclassified to operating lease right-of-use assets in conjunction with the Company’s adoption of ASC 842 on January 1, 2019.

(3)

Deferred gains of $34.5 million and lease concessions of $2.6 million were recognized in the Company’s Consolidated Statements of Operations and Comprehensive Loss as a reduction in facility lease expense over the respective initial lease term. Lease concessions of $0.6 million relate to the lease transaction with HCP on May 31, 2006, and of $2.0 million relate to the lease transaction with Welltower on September 10, 2010. The unamortized portion of deferred gains totaling approximately $10.0 million were written-off to retained deficit in conjunction with the Company’s adoption of ASC 842 on January 1, 2019. The unamortized portion of lease concessions totaling approximately $0.9 million were reclassified to operating lease right-of-use assets in conjunction with the Company’s adoption of ASC 842 on January 1, 2019.

(4)

Effective June 17, 2015, the Company executed amendments to the master lease agreements with Ventas to facilitate certain leasehold improvements for 10 of the leased communities, of which the underlying real estate associated with four of its operating leases was acquired by the Company upon closing a four property lease transaction on January 31, 2017, and extend the lease terms through September 30, 2025, with two 5-year renewal extensions available at the Company’s option.

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

There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at September 30, 2019 and December 31, 2018.

Recent Accounting Developments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. Current U.S. generally accepted accounting principles require an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. ASU 2016-13 replaces the current incurred loss methodology for credit losses and removes the thresholds that companies apply to measure credit losses on financial statements measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. ASU 2016-13 is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic “ASC 842”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new lease standard requires lessees to recognize on the balance sheet a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Additionally, in July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, which provided entities with a transition method option to not restate comparative periods presented, but to recognize a cumulative effect adjustment to beginning retained earnings in the period of adoption. The Company adopted the new lease standard on January 1, 2019, on a prospective basis, forgoing comparative reporting using the modified retrospective adoption method, utilizing the simplified transition method available pursuant to the standard, which allowed the Company to continue to apply the legacy accounting guidance under ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. The Company elected to utilize certain practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carryforward the historical lease classification, not separate the lease and non-lease components for all classes of underlying assets in which it is the lessee, not reassess initial direct costs for existing leases, and make an accounting policy election not to account for leases with an initial term of 12 months or less on the balance sheet. Adoption of the lease standards by the Company initially resulted in the recording of operating lease right-of-use assets of $255.4 million and operating lease liabilities of $289.5 million on the Company’s Consolidated Balance Sheet as of January 1, 2019. The difference between amounts recorded for the operating lease right-of-use assets and operating lease liabilities is due to net reductions for the reclassification of certain deferred lease costs and lease incentives of $16.3 million and impairment write-down adjustments of $17.8 million recorded to retained deficit. The adoption of the standard did not have a material impact on the consolidated earnings or cash flows of the Company and had no impact on the Company’s covenant compliance under its current debt and lease agreements.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	$	%	$	%	$	%	$	%
Revenues:
Resident revenue	$111,110	100.0	$115,650	100.0	$338,412	100.0	$344,920	100.0
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	80,394	72.4	76,195	65.9	230,229	68.0	220,863	64.0
General and administrative expenses	7,554	6.8	5,589	4.8	21,766	6.4	17,323	5.0
Facility lease expense	14,233	12.8	14,077	12.2	42,706	12.6	42,515	12.3
Stock-based compensation expense	898	0.8	2,095	1.8	1,558	0.5	6,603	1.9
Depreciation and amortization expense	16,136	14.5	15,998	13.8	48,085	14.2	46,891	13.6
Total expenses	119,215	107.3	113,954	98.5	344,344	101.8	334,195	96.9
Income (loss) from operations	(8,105)	(7.3)	1,696	1.5	(5,932)	(1.8)	10,725	3.1
Other income (expense):		-		-		-		-
Interest income	59	0	42	0	173	0	117	0
Interest expense	(12,562)	(11.3)	(12,705)	(11.0)	(37,728)	(11.2)	(37,771)	(11.0)
Write-off of deferred loan costs and prepayment premiums	—	—	—	—	(97)	(0)	—	—
Write-down of assets held for sale	—	—	—	—	(2,340)	(1)	—	—
Gain on disposition of assets, net	—	0.0	—	0.0	38	0	10	0.0
Other income	1	0.0	7	0	8	0.0	2	0.0
Loss before provision for income taxes	(20,607)	(18.6)	(10,960)	(9.5)	(45,878)	(13.6)	(26,917)	(7.8)
Provision for income taxes	(124)	(0)	(129)	(0)	(371)	(0)	(388)	(0)
Net loss	$(20,731)	(18.7)	$(11,089)	(9.6)	$(46,249)	(13.7)	$(27,305)	(7.9)

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Revenues.

Revenue was $111.1 million for the three month period ended September 30, 2019, compared to $115.7 million for the three month period ended September 30, 2018, representing a decrease of $4.5 million, or approximately 3.9%. This decrease in revenue was primarily due to decreasing occupancy levels at our communities impacting revenues by $3.7 million and a $0.8 million decrease due to the Kokomo Sale Transaction in the second quarter of 2019. While the Company’s revenues have been impacted by Hurricane Harvey at two of our southeast Texas communities, those properties experienced a quarter-over-quarter increase in revenues of $0.6 million as the physical repairs were completed and the properties continue to lease-up.

Expenses.

Total expenses were $119.2 million in the third quarter of fiscal 2019 compared to $114.0 million in the third quarter of fiscal 2018, representing an increase of $5.3 million, or 4.6%. This increase is primarily the result of a $4.2 million increase in operating expenses, a $2.0 million increase in general and administrative expenses, a $0.2 million increase in facility lease expense due to lease escalations, and a $0.1 million increase in depreciation and amortization expense, partially offset by a $1.2 million decrease in stock-based compensation expense.

•

The quarter-over-quarter increase in operating expenses of $4.2 million is primarily due to a $1.5 million increase in labor-related costs, a $2.5 million increase in casualty and insurance costs, and a $0.2 million increase in community operating expenses.

•

The $1.5 million increase in labor-related expense is due to a $0.9 million increase in contract labor expense needed to supplement and maintain current community staffing levels in an increasingly competitive labor market, a $0.2 million increase in bonus expense, and a $0.4 million increase in benefits costs. Benefits cost increased due to a change in the Company’s vacation policy resulting in an adjustment of $0.8 million to its paid time off accrual, which was partially offset by $0.2 million in reductions in health claims and a $0.2 million reduction in wages and compensation.

•

The $2.5 million increase in casualty and insurance costs is a result of higher casualty premiums of $0.2 million, increased claims of $1.1 million from damages and losses incurred during 2019, and a reduction of $1.2 million in recoveries from business interruption insurance proceeds received from the losses incurred relating to Hurricane Harvey.

•

The additional community operating expenses of $0.2 million are primarily due to higher repairs and maintenance costs of $0.6 million, which were partially offset by lowered computer-related expenditures of $0.2 million and reduced food costs, general office expenses, and the cost of ancillary resident services totaling $0.2 million.

•

The quarter-over-quarter increase in general and administrative expenses of $2.0 million is primarily due to $0.8 million in separation, placement, and retention costs, a $1.0 million increase in employee insurance benefits and claims paid, and increases in travel expenditures of $0.2 million. The costs for ongoing personnel changes were initiated in the first quarter of 2019 and continued through the recently completed quarter. Travel expenditure increases were due to the new members of the Company’s corporate operations and marketing leadership team providing hands on leadership directly to our communities, and the creation of peer review teams in the second quarter of 2019 that provide constructive feedback and best practice recommendations across our communities.

•

The increase in depreciation and amortization expense primarily results from an increase in depreciable assets at the Company’s communities resulting from ongoing capital improvements and refurbishments.

•

The decrease in stock-based compensation expense is primarily attributable to the retirement of the Company’s CEO and separation of the Company’s COO during the first quarter of fiscal 2019, which resulted in the cancellation of their unvested restricted stock awards. Additionally, the Company concluded performance metrics associated with certain performance-based restricted stock awards were no longer probable of achievement which resulted in remeasurement adjustments.

Other income and expense.

•	Interest income generally reflects interest earned on the investment of cash balances and escrowed funds or interest associated with certain income tax refunds or property tax settlements.
•

Interest expense decreased in the third quarter of fiscal 2019 when compared to the third quarter of fiscal 2018 primarily due to an increase of $0.5 million from additional mortgage debt associated with new borrowings, supplemental loans and a master credit facility obtained by the Company subsequent to the third quarter of fiscal 2018, which was fully offset by a decrease of $0.1 million due to the Kokomo Sale Transaction and $0.5 million due to the reassessment of leases previously recorded as financing obligations and reclassification to operating leases as a result of the Company’s adoption of ASC 842, which resulted in amounts previously reflected as interest expense now being included as a component of facility lease expense and principal amortization.

Provision for income taxes.

Provision for income taxes for the third quarter of fiscal 2019 was $0.1 million, or 0.6% of loss before income taxes, compared to a provision for income taxes of $0.1 million, or 1.2% of loss before income taxes, for the third quarter of fiscal 2018. The effective tax rates for the third quarters of fiscal 2019 and 2018 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes a tax on modified gross revenues for communities within the state of Texas. During each of the third quarters of fiscal 2019 and 2018, the Company consolidated 38 Texas communities and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, adjustments to the deferred tax asset valuation allowance of $5.0 million and $2.7 million were recorded during the third quarters of fiscal 2019 and 2018, respectively, to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized.

Net loss and comprehensive loss.

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(21.0) million for the three months ended September 30, 2019, compared to net loss and comprehensive loss of $(11.1) million for the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Revenues.

Revenue was $338.4 million for the nine months ended September 30, 2019, compared to $344.9 million for the nine months ended September 30, 2019, representing a decrease of $6.5 million, or 1.9%. This decrease in revenue was primarily due to a decrease in occupancy levels at our communities impacting revenues by $5.2 million and a $1.4 million decrease due to the Kokomo Sale Transaction in the second quarter. While the Company’s revenues have been impacted by Hurricane Harvey at two of our southeast Texas communities, those properties experienced a year-over-year increase in revenues of $2.7 million as the physical repairs were completed and the properties continue to lease-up.

Expenses.

Total expenses were $344.3 million in the first nine months of fiscal 2019 compared to $334.2 million in the first nine months of fiscal 2018, representing an increase of $10.1 million, or 3.0%. This increase is primarily the result of a $9.4 million increase in operating expenses, a $4.4 million increase in general and administrative expenses, a $0.2 million increase in facility lease expense due to lease escalations, and a $1.2 million increase in depreciation and amortization expense, partially offset by a $5.0 million decrease in stock-based compensation expense.

•

Operating expenses increased $9.4 million year-over-year due to a $5.1 million increase in labor-related costs, a $3.5 million increase in casualty and insurance costs, a $0.5 million increase in advertising and selling expenditures, and $0.3 million in community operating expenses.

•

The $5.1 million increase in labor-related expense is due to a $2.9 million increase in contract labor expense at the community level needed to supplement and maintain current staffing levels in an increasingly competitive labor market, a $0.7 million increase in bonus expense, a $0.2 million increase in wages and compensation, and a $1.3 million increase in benefits cost. The increased benefits cost is due to a change in the Company’s vacation policy resulting from an adjustment of $0.8 million to its paid time off accrual and higher health insurance expense of $0.5 million related to higher employee participation.

•

The $3.5 million increase in casualty and insurance costs is a result of higher casualty premiums of $0.3 million, increased claims of $1.2 million from damages and losses incurred during 2019, and a reduction of $2.0 million in recoveries from business interruption insurance proceeds received from the losses incurred relating to Hurricane Harvey.

•

The $0.5 million increase in advertising and selling expenditures is due to the Company’s recent focus on its digital marketing presence, which resulted in $1.0 million of additional spending on digital marketing and other advertising fees, offset by reductions of $0.4 million and $0.1 million in traditional media and selling commissions, respectively.

•

The additional community operating expenses of $0.3 million are primarily due to higher repairs and maintenance costs, and supplies of $0.9 million, which was partially offset by decreased computer-related expenditures of $0.7 million.

•

The year-over-year increase in general and administrative expenses of $4.4 million primarily results from a $2.9 million increase in separation, placement, and retention costs, a $1.0 million increase in employee insurance benefits and claims paid, and increases in travel expenditures of $0.5 million. The costs for ongoing personnel changes were initiated in the first quarter of 2019 and continued through the recently completed quarter, which included the replacement of the Company’s CEO, separation of the Company’s COO, and hiring of our new Chief Revenue Office (“CRO”) during the first quarter of fiscal 2019, and installation of the Company’s new COO during the third quarter of 2019. Increases in travel are due to the Company’s corporate operations and marketing leadership team providing direct leadership within our communities, and the creation of peer review teams in the second quarter of 2019 which assess and provide constructive feedback and best practice recommendations across our communities.

•

The slight increase in depreciation and amortization expense primarily results from an increase in depreciable assets at the Company’s communities resulting from ongoing capital improvements and refurbishments.

•

The $5.0 million decrease in stock-based compensation expense is primarily attributable to the retirement of the Company’s CEO and separation of the Company’s COO during the first quarter of fiscal 2019, which resulted in the cancellation of their unvested restricted stock awards. Additionally, the Company concluded performance metrics associated with certain performance-based restricted stock awards were no longer probable of achievement which resulted in remeasurement adjustments.

Other income and expense.

•	Interest income generally reflects interest earned on the investment of cash balances and escrowed funds or interest associated with certain income tax refunds or property tax settlements.
•

Write-off of deferred loan costs and prepayment premiums is attributable to the early repayment of mortgage debt associated with the closing of the Kokomo Sale Transaction, which resulted in the accelerated amortization of deferred financing charges and early repayment fees and retirement costs.

•

Write-down of assets held for sale is attributable to a fair value remeasurement adjustment recorded by the Company upon classifying one senior living community as held for sale during the first quarter of fiscal 2019. This reclassification resulted in the Company determining the assets had an aggregate fair value, net of costs of disposal, that exceeded the carrying values by $2.3 million.

Provision for income taxes.

Provision for income taxes for the first nine months of fiscal 2019 was $0.4 million, or 0.8% of loss before income taxes, compared to a provision for income taxes of $0.4 million, or 1.4% of loss before income taxes, for the first nine months of fiscal 2018. The effective tax rates for the first nine months of fiscal 2019 and 2018 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the TMT, which effectively imposes a tax on modified gross revenues for communities within the State of Texas. During each of the first nine months of fiscal 2019 and 2018, the Company consolidated 38 Texas communities and the TMT increased the overall provision for income taxes. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, adjustments to the deferred tax asset valuation allowance of $10.7 million and $6.3 million were recorded during the first nine months of fiscal 2019 and 2018, respectively, to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized.

Net loss and comprehensive loss.

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $(46.5) million for the nine months ended September 30, 2019, compared to net loss and comprehensive loss of $(27.3) million for the nine months ended September 30, 2018.

Liquidity and Capital Resources

In addition to approximately $7.7 million of unrestricted cash balances on hand as of September 30, 2019, the Company’s principal sources of liquidity are expected to be cash flows from operations, additional proceeds from debt refinancings, equity issuances, and/or proceeds from the sale of owned assets, and the disposition of underperforming leased assets. For example, subsequent to the recently completed quarter, the Company sold two communities on October 1, 2019, which resulted in net cash proceeds to the Company of approximately $14.8 million. Also, on October 22, 2019, the Company entered into a lease amendment with HCP, a lessor of certain of the Company’s leased properties, to transition four HCP properties to new operators in January 2020 and sell the remaining five HCP properties in the first half of 2020 to a buyer or buyers. See additional discussion at “Note 10 - Subsequent Events.” The Company expects its available cash and cash flows from operations, additional proceeds from debt refinancings, and proceeds from the sale of assets to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for renovations, conversions, acquisitions, and other corporate initiatives, are and will be dependent on its ability to access additional funds through the debt and/or equity markets or additional sales of assets. The Company, from time to time, considers and evaluates financial and capital raising transactions related to its portfolio including debt refinancings, equity issuances, purchases and sales of assets, reorganizations and other transactions. If capital were obtained through the issuance of Company equity, the issuance of Company securities would dilute the ownership of our existing stockholders and any newly issued securities may have rights, preferences, and/or privileges senior to those of our common stock. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

Changes in the current economic environment could result in decreases in the fair value of assets, slowing of transactions, and tightening liquidity and credit markets. These impacts could make it more difficult for the Company to secure debt on acceptable terms for working capital needs, acquisitions or refinancings, and for potential buyers to secure funding to finance the acquisition of the Company’s properties. Additionally, the Company may be more susceptible to being negatively impacted by operating or performance deficits based on the exposure associated with meeting certain lease coverage requirements.

In summary, the Company’s cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash (used in) provided by operating activities	$(752)	$26,871
Net cash used in investing activities	(9,383)	(17,932)
Net cash used in financing activities	(13,409)	(17,245)
Net decrease in cash and cash equivalents	$(23,544)	$(8,306)

Operating activities.

The net cash used in operating activities for the nine months ended September 30, 2019 primarily results from net non-cash charges of $52.0 million, partially offset by a net loss of $46.2 million, decreases in cash flows from current assets of $2.1 million and decreases from current liabilities of $4.4 million. The net cash provided by operating activities for the nine months ended September 30, 2018 primarily results from net non-cash charges of $55.5 million and increases in cash flows from current assets of $2.8 million, partially offset by decreases in cash flows from a net loss of $27.3 million and current liabilities of $4.2 million.

Investing activities.

The net cash used in investing activities for the nine months ended September 30, 2019 primarily results from capital expenditures of $14.3 million associated with ongoing capital improvements and refurbishments at the Company’s senior housing communities and $4.9 million of proceeds from the disposition of assets associated with the Kokomo Sale Transaction. The net cash used in investing activities for the nine months ended September 30, 2018 primarily results from capital expenditures of $18.0 million associated with ongoing capital improvements and refurbishments at the Company’s senior housing communities.

Financing activities.

The net cash used in financing activities for the nine months ended September 30, 2019 primarily results from $5.3 million of proceeds from notes payable related to insurance premium financing, repayments of notes payable of $16.9 million, and payments on financing obligations of $1.1 million. The net cash used in financing activities for the nine months ended September 30, 2018 primarily results from repayments of notes payable of $16.9 million, $1.7 million of proceeds from notes payable related to insurance premium financing, and payments on capital lease and financing obligations of $2.1 million.

Debt transactions.

Effective June 28, 2019, the Company exercised its option to extend its interest-only variable interest rate mortgage loan with Compass Bank on four of its senior housing communities (Cottonwood Village, Georgetowne Place, Harrison at Eagle Valley, and Rose Arbor). The maturity date was extended from May 11, 2020 to July 11, 2020, and was included in the current portion of notes payable within the Company’s Consolidated Balance Sheets at September 30, 2019.

The Company previously issued standby letters of credit with Wells Fargo Bank (“Wells Fargo”), totaling approximately $3.4 million, for the benefit of Hartford Financial Services (“Hartford”) in connection with the administration of workers’ compensation which remain outstanding as of September 30, 2019.

The Company previously issued standby letters of credit with JP Morgan Chase Bank (“Chase”), totaling approximately $6.7 million, for the benefit of Welltower, Inc. (“Welltower”), in connection with certain leases between Welltower and the Company which remain outstanding as of September 30, 2019.

The Company previously issued standby letters of credit with Chase, totaling approximately $2.9 million, for the benefit of HCP, Inc. (“HCP”) in connection with certain leases between HCP and the Company which remain outstanding as of September 30, 2019.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company’s primary market risk is exposure to changes in interest rates on debt and lease instruments. As of September 30, 2019, the Company had $971.6 million in outstanding debt comprised of various fixed and variable interest rate debt instruments of $845.3 million and $126.3 million, respectively. In addition, as of September 30, 2019, the Company had $333.7 million in future facility lease obligations with contingent rent increases on certain leases based on changes in the consumer price index or certain operational performance measures.

Changes in interest rates would affect the fair market values of the Company’s fixed interest rate debt instruments, but would not have an impact on the Company’s earnings or cash flows. Fluctuations in interest rates on the Company’s variable interest rate debt instruments, which are tied to LIBOR, would affect the Company’s earnings and cash flows but would not affect the fair market values of the variable interest rate debt. Each percentage point increase in interest rates would impact the Company’s annual interest expense by approximately $1.3 million based on the Company’s outstanding variable interest rate debt as of September 30, 2019. Increases in the consumer price index would result in an increase in future facility lease expense if the leased community exceeds the contingent rent escalation thresholds set forth in each of the Company’s lease agreements.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects shares purchased by the Company pursuant to its share repurchase program (as described below) as of September 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
Total at June 30, 2019	494,115	$6.94	494,115	$6,570,222
June 1 – June 30, 2019	—	—	—	6,570,222
July 1 – July 31, 2019	—	—	—	6,570,222
September 1 – September 30, 2019	—	—	—	6,570,222
Total at September 30, 2019	494,115	$6.94	494,115	$6,570,222

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

3.2

Second Amended and Restated Bylaws of the Registrant. (Incorporated by reference to exhibit 3.1 to the Company’s Current Report filed by the Company on Form 8-K with the Securities and Exchange Commission on March 8, 2013.)

4.1

2019 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to exhibit 10.1 to the Company's Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 15, 2019.)

10.1

Employment Agreement, dated as of September 10, 2019, by and between Capital Senior Living Corporation and Brandon M. Ribar. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 10, 2019.)

10.2

Sign-On Performance Award Agreement, dated as of September 10, 2019, by and between Capital Senior Living Corporation and Brandon M. Ribar. (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 10, 2019.)

10.3

Sign-On Restricted Stock Award Agreement, dated as of September 10, 2019, by and between Capital Senior Living Corporation and Brandon M. Ribar. (Incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 10, 2019.)

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
Date: November 8, 2019