Form 10-K
period 2019-12-31
CAPITAL SENIOR LIVING CORP
filed 2020-03-31
CIK 1043000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 1-13445

Capital Senior Living Corporation

(Exact name of registrant as specified in its charter)

Delaware	75-2678809
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14160 Dallas Parkway, Suite 300 Dallas, Texas	75254
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(972) 770-5600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value per share	CSU	New York Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the 25,257,764 shares of the Registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates (defined to exclude all of the Registrant’s executive officers, directors, and certain significant stockholders) on June 28, 2019, the last day of the Registrant’s most recently completed second quarter, based upon the adjusted closing price of the Registrant’s Common Stock as reported by the New York Stock Exchange on such date was approximately $127.0 million. As of March 25, 2020, the Registrant had 31,956,439 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement pertaining to its 2020 Annual Meeting of Stockholders and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A are incorporated herein by reference into Part III of this report.

CAPITAL SENIOR LIVING CORPORATION

i

PART I

ITEM 1.	BUSINESS.

Overview

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior housing communities in the United States in terms of resident capacity. The Company and its predecessors have provided senior housing since 1990. As of December 31, 2019, the Company operated 126 senior housing communities in 23 states with an aggregate capacity of approximately 16,000 residents, including 80 senior housing communities that the Company owned and 46 senior housing communities that the Company leased. During 2019, approximately 94.1% of total revenues for the senior housing communities operated by the Company were derived from private pay sources.

The Company’s operating strategy is to provide value to its senior living residents by providing quality senior living services at reasonable prices, while achieving and sustaining a strong, competitive position within its geographically concentrated regions, as well as continuing to enhance the performance of its operations. The Company provides senior living services to the 75+ population, including independent living, assisted living, and memory care services. Many of the Company’s communities offer a continuum of care to meet its residents’ needs as they change over time by integrating independent living, assisted living, and memory care, and is bridged by home care through independent home care agencies, sustaining residents’ autonomy and independence based on their physical and neuro-cognitive abilities.

Recent Developments

After leadership changes in early 2019, we supplemented our operating strategy with initiatives intended to complement and enhance our core operational efforts and position us for future growth and success in light of recent trends in demographics, technology, and healthcare delivery methods.

A key component of our turnaround plan has been the optimization of our portfolio of our senior housing communities, which includes disposing of certain owned and leased communities and restructuring our lease agreements with our three largest landlords.  We undertook this initiative to simplify and streamline our business, increase the quality and durability of our cash flows, improve our liquidity, reduce our short and long-term debt and lease leverage, and increase our ownership in our consolidated community portfolio. Recent activities in furtherance of this component of our turnaround plan included:

•

On March 15, 2020, we entered into an agreement with Welltower, Inc. (“Welltower”), providing for the early termination of three Master Lease Agreements between us and Welltower covering 24 communities.  Pursuant to such agreement, among other things, from February 1, 2020 through December 31, 2020, we agreed to pay Welltower rent of approximately $2.2 million per month for such communities as compared to approximately $2.8 million per month that would otherwise have been due and payable under the Master Lease Agreements.  We will not be required to comply with certain financial covenants of the Master Lease Agreements during the forbearance period.  In conjunction with the agreement, we agreed to release $6.5 million in security deposits held by Welltower.  In addition, our agreement with Welltower provides for the conversion of the lease agreements covering the communities into property management agreements with the Company on December 31, 2020, if such communities have not been transitioned to a successor operator.

•

On March 10, 2020, we entered into an agreement with Ventas, Inc. (“Ventas”), providing for the early termination of a Master Lease Agreement between us and Ventas covering seven communities.  Pursuant to such agreement, among other things, from February 1, 2020 through December 31, 2020, we agreed to pay Ventas rent of approximately $1.0 million per month for such communities as compared to approximately $1.3 million per month that would otherwise have been due and payable under the Master Lease Agreements.  We will not be required to comply with certain financial covenants of the Master Lease Agreements during the forbearance period.  In conjunction with the agreement, we agreed to release $3.9 million in security deposits held by Ventas.  In addition, our agreement with Ventas provides for the conversion of the lease agreements covering the communities into property management agreements with the Company on December 31, 2020 if Ventas has not transitioned such communities to a successor operator.
•

On October 22, 2019, we executed an amendment to our master lease agreement with Healthpeak Properties, Inc., formerly HCP, Inc. (“Healthpeak”), which was later amended, to transition one of the Healthpeak communities to a new operator on or around January 15, 2020 and to sell the remaining eight communities as soon as possible to one or more buyers.  We were obligated to pay a $250,000 termination fee on the transition of the one community to the new buyer.  On March 1, 2020, we executed an agreement providing for the early termination of our master lease agreement with Healthpeak, previously scheduled to mature in April 2026. The master lease agreement was converted to a management agreement under a REIT Investment Diversification Act (“RIDEA”) structure pursuant to which we agreed to manage the six communities that were subject to such lease agreement until such communities are sold by Healthpeak. In conjunction with the agreement, we agreed to release approximately $1.9 million of security deposits held by Healthpeak.

•

Effective October 1, 2019, we sold two communities located in Springfield, Missouri and Peoria, Illinois that were operating at peak performance, which resulted in net proceeds to us of approximately $14.8 million and the retirement of outstanding mortgage debt of $44.4 million.

•

Effective May 1, 2019, we opportunistically disposed of one senior housing community located in Kokomo, Indiana, which resulted in net proceeds to us of approximately $1.4 million and the retirement of outstanding mortgage debt of $3.5 million.

During fiscal 2020, we intend to continue to increase our ownership percentage in our senior housing portfolio by exiting underperforming leases when possible, and opportunistically selling certain communities in order to further strengthen our balance sheet and allow us to strategically invest in certain existing communities.

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

For seniors who require limited services, independent living residences supplemented at times by home health care, offers a viable option. Most independent living communities typically offer community living packaged with basic services consisting of meals, housekeeping, laundry, 24-hour staffing, transportation, social and recreational activities and health care monitoring. Independent living residents typically are not reliant on assistance with activities of daily living (“ADLs”), although some residents may utilize outside vendors for those services.

As a senior’s need for assistance increases, care in an assisted living residence is often preferable and more cost-effective than home-based care or nursing home care. Typically, assisted living represents a combination of housing and support services designed to aid residents with ADLs such as ambulation, bathing, dressing, eating, grooming, personal hygiene and monitoring or assistance with medications. Certain assisted living residences may also provide assistance to residents with low acuity medical needs.  Others may offer higher levels of personal assistance for residents with chronic diseases and conditions or memory care services for residents with Alzheimer’s disease or other cognitive frailties. Generally, assisted living residents require higher levels of care than residents of independent living residences and retirement living centers, but require lower levels of care than patients in skilled nursing facilities. For seniors who need the constant attention of a skilled nurse or medical practitioner, a skilled nursing facility may be required.

According to the American Seniors Housing Association, Seniors Housing Construction Monitor – Winter 2020 Report, as of the fourth quarter of fiscal 2019, 22.3% of the age-restricted seniors housing supply in the United States were assisted living units, 22.5% were independent living units, 47.8% were nursing care units, and 7.6% were memory care units.

The senior living industry is highly fragmented and characterized by numerous small operators. Moreover, the scope of senior living services varies substantially from one operator to another. Many smaller senior living providers do not operate purpose-built residences, do not have extensive professional training for staff and provide only limited assistance with ADLs. The Company believes that, as one of the nation’s largest operators, it has scale and resources to provide the required comprehensive range of senior living services designed to permit residents to “age in place” within the community as residents develop further physical or cognitive frailties, whereas smaller providers do not.

The Company believes that a number of demographic, regulatory and other trends will contribute to the continued growth in the senior living market, including the following:

Consumer Preference

The Company believes that senior housing communities are increasingly becoming the setting preferred by prospective residents and their families for the care of the 75+ population. Senior living offers residents greater independence and allows them to “age in place” in a residential setting, which the Company believes results in a higher quality of life than that experienced in more institutional or clinical settings.

The likelihood of living alone increases with age. Most of this increase is due to an aging population in which women outlive men. Societal changes, such as high divorce rates and the growing numbers of persons choosing not to marry, have further increased the number of Americans living alone. This growth in the number of seniors living alone has resulted in an increased demand for services that historically have been provided by a spouse, other family members or live-in caregivers.

Demographics

The primary market for the Company’s senior living services is comprised of persons aged 75 and older. Due primarily to advancements in healthcare and an increased life expectancy, this age group is one of the fastest growing segments of the United States population. The older population itself is increasingly older. In 2011, the 75-84 age group in the United States (12.8 million persons) was 16 times larger than in 1900 and the 85 and over age group in the United States (5.7 million persons) was 40 times larger. The 85 and over population in the United States is projected to more than double from 5.7 million persons in 2011 to 14.1 million persons in 2040. As the number of persons aged 75 and older continues to grow, the Company believes that there will be corresponding increases in the number of persons who need assistance with ADLs.

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

Cost-Containment Pressures

In response to rapidly rising health care costs, governmental and private pay sources have adopted cost containment measures that have reduced admissions and encouraged reduced lengths of stays in hospitals and other acute care settings. Private insurers have begun to limit reimbursement for medical services in general to predetermined charges, and managed care organizations (such as health maintenance organizations) are attempting to limit hospitalization costs by negotiating for discounted rates for hospital and acute care services and by monitoring and reducing hospital use. In response, hospitals are discharging patients earlier and referring aging patients, who may be too sick or frail to manage their lives without assistance, to nursing homes and assisted living residences where the cost of providing care is typically lower than hospital care. In addition, third-party payors are increasingly becoming involved in determining the appropriate health care settings for their insureds or clients, based primarily on cost and quality of care. Based on industry data, the typical day-rate in an assisted living facility is one-fourth of the cost for comparable care in a nursing home and two-thirds of the cost of living at home with a third-party home health care provider.

Senior Living Services

The Company provides senior living services to the residents aged 75 and greater, including independent living, assisted living, and memory care services. By offering a variety of services and encouraging the active participation of the resident and the resident’s family and medical professionals, the Company is able to customize its service plan to meet the specific needs and desires of each resident. As a result, the Company believes that it is able to maximize customer satisfaction and avoid the cost of delivering unnecessary services to residents.

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

Independent Living Services

The Company provides independent living services to seniors who typically do not yet need assistance or support with ADLs, but who prefer the physical and psychological comfort of a residential community that offers health care and other services. As of December 31, 2019, the Company owned 37 communities and leased 15 communities that provide independent living services, which include communities that combine assisted living and other services, with an aggregate capacity for approximately 6,500 residents.

Independent living services provided by the Company include daily meals, transportation, social and recreational activities, laundry, housekeeping and 24-hour staffing. The Company also fosters the wellness of its residents by offering access to health screenings (such as blood pressure checks), periodic special services (such as influenza inoculations), dietary and similar programs, as well as ongoing exercise and fitness classes. Classes are given by health care professionals to keep residents informed about health and disease management. Subject to applicable government regulation, personal care and medical services are available to independent living residents through either the community staff or through the Company’s agency or other independent home care agencies. The Company’s independent living residents pay an average fee of $2,700 per month, in general, depending on the specific community, program of services, size of the unit and amenities offered. The Company’s contracts with its independent living residents are generally for a term of one year and are typically terminable by either party, under certain circumstances, upon providing 30 days’ notice unless state law stipulates otherwise.

Assisted Living Services

The Company offers a wide range of assisted living care and services, including personal care services, 24-hour staffing, support services, and supplemental services, including memory care services at some communities as described below. As of December 31, 2019, the Company owned 66 communities and leased 40 communities that provide assisted living services, which include communities that combine independent living and other services, with an aggregate capacity for approximately 9,500 residents. The residents of the Company’s assisted living residences generally need help with some or all ADLs, but do not require the more acute medical care traditionally provided in nursing homes. Upon admission to the Company’s assisted living communities, and in consultation with the resident, the resident’s family and medical consultants, each resident is assessed to determine his or her health status, including functional abilities and need for personal care services. The resident also completes a lifestyles assessment to determine the resident’s preferences. From these assessments, a care plan is developed for each resident to ensure that all staff members who render care meet the specific needs and preferences of each resident where possible. Each resident’s care plan is reviewed periodically to determine whether a change in care is needed.

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

Memory Care Services

The Company maintains programs and special living accommodations at some of its communities for residents with certain forms of dementia, which provide the attention, care and services needed to help those residents maintain a higher quality of life. Specialized services include assistance with ADLs, behavior management and life skills-based activities programs, the goal of which is to provide a normalized environment that supports residents’ remaining functional abilities. Special living accommodations for residents with certain forms of dementia are located in a separate area of the community with its own dining facilities, resident lounge areas, and specially trained staff. The special care areas are designed to allow residents the freedom to ambulate as they wish, while keeping them safely contained within a secure area with a minimum of disruption from other residents. Resident fees for these programs and special living accommodations are dependent on the level of services provided.

The Company’s memory care residents pay an average fee of $5,100 per month, in general, depending on the specific community, the level of personal care services, support service and supplemental services provided to the resident, size of the unit and amenities offered. The Company’s contracts with its memory care residents are generally for a term of one year and are typically terminable by either party, under certain circumstances, upon providing 30 days’ notice unless state law stipulates otherwise.

Home Care Services

As of December 31, 2019, the Company made home care services available to clients at a majority of its senior housing communities through third-party providers. The Company believes that the provision of private pay, home care services is an attractive adjunct to its independent living services because it allows the Company to make available more services to its residents as they age in place and increases the length of stay in the Company’s communities. In addition, the Company makes certain customized physician, dentistry, podiatry and other health-related rehabilitation and therapy services available to its residents through third-party providers.

Operating Communities

The table below sets forth certain information with respect to senior housing communities operated by the Company as of December 31, 2019.

			Resident Capacity[1]				Commencement
Community	Location	Units	IL	AL	Total	Ownership	of Operations[2]
Owned:
Aspen Grove	Lamberville, MI	78	—	83	83	100%	03/14
Autumn Glen	Greencastle, IN	49	—	64	64	100%	06/13
Brookview Meadows	Green Bay, WI	78	—	156	156	100%	01/15
Canton Regency	Canton, OH	239	162	145	307	100%	03/91
Chateau of Batesville	Batesville, IN	41	—	43	43	100%	10/12
Cottonwood Village	Cottonwood, AZ	163	131	58	189	100%	03/91
Country Charm	Greenwood, IN	89	—	166	166	100%	10/12
Courtyards at Lake Granbury	Granbury, TX	81	—	112	112	100%	03/12
Georgetowne Place	Fort Wayne, IN	159	242	0	242	100%	10/05
Good Tree Retirement and Memories	Stephenville, TX	60	20	75	95	100%	03/12
Gramercy Hill	Lincoln, NE	143	34	113	147	100%	10/98
Greenbriar Village	Indianapolis, IN	124	—	134	134	100%	08/15
Harbor Court	Rocky River, OH	122	—	144	144	100%	12/12
Harrison at Eagle Valley	Indianapolis, IN	104	138	0	138	100%	03/91
Heritage at the Plains at Parish Homestead	Oneonta, NY	108	97	53	150	100%	05/15
Keystone Woods Assisted Living	Anderson, IN	58	—	70	70	100%	07/11
Laurel Hurst Laurel Woods	Columbus, NC	102	70	60	130	100%	10/11
Marquis Place of Elkhorn	Elkhorn, NE	65	—	69	69	100%	03/13
Middletown	Middletown, OH	61	—	75	75	100%	09/13
North Pointe	Anderson, SC	64	—	70	70	100%	10/11
Park-Oak Grove	Roanoke, VA	93	—	164	164	100%	08/14
River Crossing Assisted Living	Charlestown, IN	100	—	106	106	100%	12/13
Riverbend Independent and Assisted Living	Jeffersonville, IN	97	—	114	114	100%	03/12
Remington at Valley Ranch	Irving, TX	127	158	—	158	100%	04/12
Residence of Chardon	Chardon, OH	42	—	52	52	100%	10/12
Rose Arbor	Maple Grove, MN	146	86	87	173	100%	06/06
Rosemont Assisted Living and Memory Care	Humble, TX	96	—	120	120	100%	09/16
Sugar Grove	Plainfield, IN	164	48	116	164	100%	12/13
Summit Place	Anderson, SC	80	19	89	108	100%	10/11
Summit Point Living	Macedonia, OH	163	126	98	224	100%	08/11
Towne Centre Retirement Community	Merrillville, IN	213	0	238	238	100%	03/91
Vintage Gardens	St. Joseph, MO	95	44	92	136	100%	05/13
Waterford at Baytown	Baytown, TX	129	18	132	150	100%	03/15
Waterford at Bridle Brook	Mahomet, IL	78	—	120	120	100%	09/15
Waterford at Carpenter’s Creek	Pensacola, FL	94	—	105	105	100%	02/16
Waterford at Colby	Colby, TX	44	—	48	48	100%	01/16
Waterford at College Station	College Station, TX	53	—	87	87	100%	03/12
Waterford at Columbia	Columbia, SC	117	141	—	141	100%	11/00
Waterford at Corpus Christi	Corpus Christi, TX	50	—	56	56	100%	10/12
Waterford at Creekside	Pensacola, FL	84	—	98	98	100%	02/16
Waterford at Deer Park	Deer Park, TX	119	144	—	144	100%	11/00
Waterford at Dillon Pointe	Spartanburg, SC	51	—	55	55	100%	12/13
Waterford at Edison Lakes	South Bend, IN	116	—	138	138	100%	12/00
Waterford at Fairfield	Fairfield, OH	120	140	—	140	100%	11/00
Waterford at Fitchburg	Fitchburg, WI	82	—	150	150	100%	10/13
Waterford at Fort Worth	Fort Worth, TX	154	177	—	177	100%	06/00
Waterford at Hartford	Hartford, WI	39	—	53	53	100%	05/15
Waterford at Hidden Lake	Canton, GA	43	—	98	98	100%	12/14
Waterford at Highland Colony	Jackson, MS	119	143	—	143	100%	11/00
Waterford at Ironbridge	Springfield, MO	118	142	—	142	100%	06/01
Waterford at Levis Commons	Toledo, OH	146	163	44	207	100%	04/09
Waterford at Mansfield	Mansfield, OH	118	97	45	142	100%	10/00
Waterford at Mesquite	Mesquite, TX	153	176	—	176	100%	09/99

Waterford at Oakwood	Oakwood, GA	64	—	70	70	100%	09/13
Waterford at Oshkosh	Oshkosh, WI	91	—	109	109	100%	08/14
Waterford at Pantego	Pantego, TX	118	143	—	143	100%	12/00
Waterford at Park Falls	Park Falls, WI	36	—	36	36	100%	01/16
Waterford at Plano	Plano, TX	135	109	57	166	100%	12/00
Waterford at Plymouth	Plymouth, WI	69	—	82	82	100%	08/14
Waterford at Richmond Heights	Richmond Heights, OH	148	117	110	227	100%	04/09
Waterford at Thousand Oaks	San Antonio, TX	119	135	—	135	100%	05/00
Waterford at Virginia Beach	Virginia Beach, VA	111	—	138	138	100%	10/15
Waterford at West Bend	West Bend, WI	40	—	41	41	100%	05/15
Waterford at Wisconsin Rapids	Wisconsin Rapids, WI	58	—	66	66	100%	01/16
Waterford on Cooper	Arlington, TX	105	—	151	151	100%	03/12
Waterford on Huebner	San Antonio, TX	119	135	—	135	100%	04/99
Wellington at Arapaho	Richardson, TX	140	113	57	170	100%	05/02
Wellington at Conroe	Conroe, TX	44	25	35	60	100%	03/12
Wellington at Dayton	Dayton, OH	149	146	94	240	100%	08/08
Wellington at North Bend Crossing	Cincinnati, OH	122	54	146	200	100%	11/16
Wellington at North Richland Hills	North Richland Hills, TX	118	139	—	139	100%	01/02
Wellington at Southport	Indianapolis, IN	64	—	105	105	100%	10/12
Wellington at Springfield	Springfield, MA	235	119	117	236	100%	09/16
Whispering Pines Village	Columbiana, OH	68	24	88	112	100%	07/15
Whitcomb House	Milford, MA	87	—	87	87	100%	10/13
Woodlands of Columbus	Columbus, OH	116	—	117	117	100%	10/12
Woodlands of Hamilton	Hamilton, OH	77	—	100	100	100%	10/12
Woodlands of Shaker Heights	Shaker Heights, OH	66	—	85	85	100%	10/12
Woodview Assisted Living	Fort Wayne, IN	88	—	153	153	100%	12/13
Wynnfield Crossing Assisted Living	Rochester, IN	50	—	79	79	100%	07/11
		8,068	3,975	6,318	10,293
Leased:
Ventas:
Amberleigh	Buffalo, NY	267	387	66	453	N/A	01/92
Crown Pointe	Omaha, NE	136	85	80	165	N/A	08/00
Independence Village of East Lansing	East Lansing, MI	146	161	—	161	N/A	08/00
Independence Village of Olde Raleigh	Raleigh, NC	167	177	—	177	N/A	08/00
Villa Santa Barbara	Santa Barbara, CA	125	64	62	126	N/A	08/00
West Shores	Hot Springs, AR	137	131	42	173	N/A	08/00
Whitley Place	Keller, TX	47	—	65	65	N/A	02/08
Welltower:
Azalea Trails Assisted Living	Tyler, TX	56	—	70	70	N/A	09/10
Buffalo Creek Assisted Living	Waxahachie, TX	56	—	70	70	N/A	09/10
Dogwood Trails Assisted Living	Palestine, TX	65	—	75	75	N/A	09/10
Hawkins Creek Assisted Living	Longview, TX	56	—	70	70	N/A	09/10
Hearth at Prestwick	Avon, IN	132	—	150	150	N/A	08/06
Hearth at Windermere	Fishers, IN	128	—	150	150	N/A	08/06
Heritage Oaks Assisted Living	Conroe, TX	75	—	90	90	N/A	09/10
Keepsake Village of Columbus	Columbus, IN	42	—	48	48	N/A	08/06
Magnolia Court Assisted Living	Nacogdoches, TX	56	—	70	70	N/A	09/10
Martin Crest Assisted Living	Weatherford, TX	56	—	86	86	N/A	09/10
Pecan Point Assisted Living	Sherman, TX	56	—	70	70	N/A	09/10
Santa Fe Trails Assisted Living	Cleburne, TX	56	—	86	86	N/A	09/10
Spring Lake Assisted Living	Paris, TX	56	—	70	70	N/A	09/10
Spring Meadows Libertyville	Libertyville, IL	198	208	45	253	N/A	04/11
Spring Meadows Naperville	Naperville, IL	193	186	45	231	N/A	04/11
Spring Meadows at Summit	Summit, NJ	89	—	98	98	N/A	04/11
Spring Meadows at Trumbull	Trumbull, CT	152	182	56	238	N/A	04/11
Stonefield Assisted Living	McKinney, TX	75	—	90	90	N/A	09/10
Walnut Creek Assisted Living	Mansfield, TX	56	—	70	70	N/A	09/10
Waterford at Ames	Ames, IA	49	—	122	122	N/A	02/06
Waterford at Miracle Hills	Omaha, NE	54	—	70	70	N/A	03/06
Waterford at Roxbury Park	Omaha, NE	55	—	70	70	N/A	02/06
Waterford at Van Dorn	Lincoln, NE	63	—	84	84	N/A	02/06

Waterford at Woodbridge	Plattsmouth, NE	40	—	45	45	N/A	02/06
HCP:
Atrium of Carmichael	Sacramento, CA	151	155	—	155	N/A	01/92
Charlotte Square	Charlotte, NC	118	—	150	150	N/A	12/06
Chesapeake Place	Chesapeake, VA	103	—	153	153	N/A	12/06
Covenant Place of Abilene	Abilene, TX	50	—	55	55	N/A	08/04
Covenant Place of Burleson	Burleson, TX	74	—	80	80	N/A	08/04
Covenant Place of Waxahachie	Waxahachie, TX	50	—	55	55	N/A	08/04
Crescent Place	Cedar Hill, TX	80	—	85	85	N/A	11/05
Crescent Point	Cedar Hill, TX	111	134	—	134	N/A	08/04
Crosswood Oaks	Sacramento, CA	121	127	—	127	N/A	01/92
Good Place	North Richland Hills, TX	72	—	80	80	N/A	08/04
Greenville Place	Greenville, SC	85	—	153	153	N/A	12/06
Meadow Lakes	North Richland Hills, TX	118	145	—	145	N/A	08/04
Myrtle Beach Estates	Myrtle Beach, SC	101	—	156	156	N/A	12/06
Tesson Heights	St. Louis, MO	182	134	72	206	N/A	10/98
Veranda Club	Boca Raton, FL	186	129	97	226	N/A	01/92
		4,541	2,405	3,351	5,756
Total		12,609	6,380	9,669	16,049

(1)	Independent living (IL) residences and assisted living (AL) residences based on community licensure.
(2)

Indicates the date on which the Company acquired or commenced operating the community. The Company operated certain of its communities pursuant to management agreements prior to acquiring interests in or leasing the communities.

Operations Overview

The Company believes that the fragmented nature of the senior living industry and the limited capital resources available to many small, private operators provide an attractive opportunity for competitive differentiation. The Company believes that its current operations with geographic concentrations throughout the United States and centralized support infrastructure serve as the foundation on which the Company can build senior living networks in targeted geographic markets and thereby provide a broad range of high-quality care in a cost-efficient manner.

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

Portfolio Optimization

The Company intends to continue to focus on its occupancy, rents and operating margins of its communities. The Company continually seeks to improve occupancy rates and increase average rents by: (i) retaining residents as they “age in place” by extending optional care and service programs and converting existing units to higher levels of care; (ii) attracting new residents through the use of technology, including enhanced digital marketing through social media and other electronic means, and on-site marketing programs focused on residents and family members; (iii) seeking referrals from senior care referral services and professional community outreach sources, including area religious organizations, senior social service programs, civic and business networks, as well as the medical community; (iv) strategically acquiring properties to expand our footprint in the core markets we serve; (v) disposing of properties or exiting leases of properties that do not meet our long-term goals and (vi) continually refurbishing and renovating its communities.

Offer Services Across a Range of Pricing Options

The Company’s range of products and services is continually expanding to meet the evolving needs of its residents. The Company has developed a menu of products and service programs that may be further customized to serve both the moderate and upper income markets of a particular targeted geographic area. By offering a range of pricing options that are customized for each target market, the Company believes that it can develop synergies, economies of scale and operating efficiencies in its efforts to serve a larger percentage of the senior population within a particular geographic market.

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

Centralized Management

The Company centralizes its corporate and other administrative functions so that the community-based management and staff can focus their efforts on resident care. The Company maintains centralized accounting, finance, human resources, training and other operational functions at its Dallas Support Center located in Dallas, Texas. The Company’s Dallas Support Center is generally responsible for: (i) establishing Company-wide policies and procedures relating to, among other things, resident care and operations; (ii) performing accounting functions; (iii) developing employee training programs and materials; (iv) coordinating human resources; (v) coordinating marketing functions; and (vi) providing strategic direction. In addition, financing, development, construction and acquisition activities, including feasibility and market studies, and community design, development, and construction management are conducted at the Company’s Dallas Support Center.

The Company seeks to control operational expenses for each of its communities through proprietary expense management systems, standardized management reporting and centralized controls of capital expenditures, asset replacement tracking, and purchasing for larger and more frequently used supplies and food inventories through group purchasing programs. Community expenditures are monitored by regional operational managers and divisional vice presidents who are accountable for the resident satisfaction and financial performance of the communities in their region or division.

Regional Management

The Company provides oversight and support to each of its senior housing communities through experienced regional operational managers and divisional vice presidents. A regional operational manager will generally cover a large geographic area consisting of eight to thirteen communities. In most cases, regional operational managers office out of the Company’s senior housing communities. The Company’s divisional vice presidents oversee the Company’s Southwest, Mid-America, and Great Lakes regions.

The executive director at each community reports to a regional operations manager, who reports to a vice president of operations.  Vice presidents of operations report on the operations of each community directly to senior management at the Company’s Dallas Support Center.  Regional operations managers and divisional vice presidents make regular site visits to each of their assigned communities. The site visits involve a physical plant inspection, quality assurance review, staff training, financial and systems audits, regulatory compliance, and team building.

Community-Based Management and Retention

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

An executive director manages the day-to-day operations at each senior housing community, including oversight of the quality of care, delivery of resident services, sales and marketing, and monitoring of the community’s financial performance. Depending on the size of the community, the executive director is typically supported by a leadership team consisting of a sales director, wellness director, and business director.  However, the executive director is ultimately responsible for all personnel, including food service, maintenance, activities, security, assisted living, housekeeping, and, where applicable, nursing or care services. In most cases, each community also has department managers who direct the environmental services, nursing or care services, business management functions, dining services, activities, transportation, housekeeping, and marketing functions.

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

The Company actively recruits qualified personnel to maintain adequate staffing levels at its existing communities and hires new staff for new or acquired communities prior to opening. The Company has adopted comprehensive recruiting and screening programs for management positions that utilize corporate office team interviews and thorough background and reference checks. The Company offers system-wide training and orientation for all of its employees at the community level through a combination of Company-sponsored seminars and conferences.

Quality Assurance

Quality assurance programs are coordinated and implemented by the Company’s corporate and regional staff. The Company’s quality assurance is targeted to achieve maximum resident and resident family member satisfaction with the care and services delivered by the Company. The Company’s primary focus in quality control monitoring includes routine in-service training and performance evaluations of caregivers and other support employees. The Company has established a Corporate Quality Assurance Committee which consists of the Executive Vice President and Chief Operating Officer, and Vice Presidents of Operations, Senior Vice President- Human Resources, Vice President- Finance, Quality and Clinical Directors, and Senior Vice President- General Counsel. The purpose of the committee is to monitor and evaluate the processes by which care is delivered to our residents and the appropriateness and quality of care provided within each of our communities. Additional quality assurance measures include:

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

Regular Community Inspections.     Each community is inspected, on at least a quarterly basis, by a member of the regional and/or operational leadership team. Included as part of this inspection is the monitoring of the overall appearance and maintenance of the community interiors and grounds. The inspection also includes monitoring staff professionalism and departmental reviews of maintenance, housekeeping, activities, transportation, marketing, administration and food and health care services, if applicable. The inspections also include observing residents in their daily activities and the community’s compliance with government regulations.

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

Peer Review Program.      During the second quarter of 2019, the Company implemented a peer review program.  For each region, a committee consisting of the top performing executive directors, sales directors, wellness directors, maintenance directors, and dietary directors visit other communities within the region to evaluate the performance of their peers at the community and share best practices.  In 2019, 54 communities were reviewed, and the Company plans to expand the program in 2020.

Sales and Marketing

Most communities are staffed with an on-site sales director and additional sales and marketing staff depending on the community size and occupancy status. The primary focus of the on-site sales/marketing staff is to create awareness of the community and its services among prospective residents and family members, professional referral sources and other key decision makers. These efforts incorporate a strategic plan to include monthly, quarterly and annual goals for leasing, new lead generation, prospect follow up, community outreach, resident and family referrals, promotional events, and a market specific media program.  On-site sales/marketing departments perform a competing community assessment quarterly.

Each community’s on-site sales and marketing department’s effectiveness and productivity is monitored on a weekly basis. Corporate personnel assist in the development of marketing strategies and campaigns for each community to address the continuously changing resident profile and maintain a focus on building brand awareness and increasing digital traffic and leads. The marketing strategies developed utilize the implementation of application program interface systems with certain website and referral partners, social media platforms and the production of creative media and related marketing collateral. Ongoing sales training of on-site staff is implemented by corporate and regional personnel as well as third-party professionals.

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

The health care industry is subject to extensive regulation and frequent regulatory change. At this time, no federal laws or regulations specifically regulate assisted or independent living residences. While a number of states have not yet enacted specific assisted living regulations, certain of the Company’s assisted living communities are subject to regulation, licensing, CON and permitting by state and local health care and social service agencies and other regulatory authorities. While such requirements vary from state to state, they typically relate to staffing, training, physical design, patient privacy, required services and the quality thereof and resident characteristics. The Company believes that such regulation will increase in the future. In addition, health care providers are receiving increased scrutiny under anti-trust laws as integration and consolidation of health care delivery increases and affects competition. Moreover, robust state and federal enforcement of fraud and abuse laws continues. Because some of the Company’s communities receive a portion of their funds from Medicaid, such communities are also subject to state and federal Medicaid standards, the noncompliance with which may result in the imposition of penalties or sanctions or suspension or exclusion from participation in the Medicaid program. The Company’s communities are also subject to various zoning restrictions, local building codes, and other ordinances, such as fire safety codes. Failure by the Company to comply with applicable regulatory requirements could have a material adverse effect on the Company’s business, financial condition, and results of operations. Regulation of the assisted living industry is evolving. The Company is unable to predict the content of new regulations and their effect on its business. There can be no assurance that the Company’s operations will not be adversely affected by regulatory developments in the future.

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

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), in conjunction with the federal regulations promulgated thereunder by the Department of Health and Human Services, has established, among other requirements, standards governing the privacy and security of certain protected and individually identifiable health information that is created, received or maintained by a range of covered entities. HIPAA has also established standards governing uniform health care transactions, the codes and identifiers to be used by the covered entities and standards governing the security of certain electronic transactions conducted by covered entities. Penalties for violations can range from civil money penalties for errors and negligent acts to criminal fines and imprisonment for knowing and intentional misconduct. In addition, the Company may be subject to a corrective action plan, the cost of compliance of which could be significant.  In addition, some states have begun enacting comprehensive privacy laws, including the California Consumer Privacy Act of 2018.

In addition, the Company is subject to various federal, state and local environmental laws and regulations, which could require an owner or operator of real estate to investigate and clean up hazardous or toxic substances present at or migrating from properties they own, lease, or operate. Such laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial and the liability of an owner or operator as to any property is generally not limited under such laws and regulations.  Liabilities could exceed the property’s value and the aggregate assets of the owner or operator. The presence of these substances or failure to remediate such contamination properly may also adversely affect the owner’s ability to sell or rent the property, or to borrow using the property as collateral. Under these laws and regulations, an owner, operator or an entity that arranges for the disposal of hazardous or toxic substances, such as asbestos-containing materials, at a disposal site may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the disposal site. In connection with the ownership or operation of its properties, the Company could be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties. The Company has completed Phase I environmental audits of substantially all of the communities in which the Company owns interests, typically at the time of acquisition, and such audits have not revealed any material environmental liabilities that exist with respect to these communities.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at or migrating from such property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs. The Company is not aware of any environmental liability with respect to any of its owned, leased or managed communities that the Company believes would have a material adverse effect on its business, financial condition, or results of operations. The Company believes that its communities are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. The Company has not been notified by any governmental authority, and is not otherwise aware of any material non-compliance, liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of the communities the Company currently operates.

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

Competition

The senior living industry is highly competitive.  Due to the relatively low barriers of entry into the senior living space, the Company expects that all segments of the industry will become increasingly competitive in the future. Although there are a number of substantial companies active in the senior living industry and in the markets in which the Company operates, the industry continues to be very fragmented and characterized by numerous small operators. The Company primarily competes with national operators such as Brookdale Senior Living Inc. and Five Star Quality Care, Inc. and other regional and local independent operators. The Company believes that the primary competitive factors in the senior living industry are: (i) quality on-site staff; (ii) location; (iii) reputation for and commitment to a high quality of service; (iv) support service offerings (such as food services); (v) fair price for services provided; and (vi) physical appearance and amenities associated with the communities. The Company competes with other companies providing independent living, assisted living, skilled nursing, home health care, and other similar service and care alternatives, some of whom may have greater financial resources than the Company. Because prospective residents tend to choose senior housing communities near their homes, the Company’s principal competitors are other senior living and long-term care communities in the same geographic areas as the Company’s communities. The Company also competes with other health care businesses with respect to attracting and retaining nurses, technicians, aides and other high quality professional and non-professional employees and managers.

Employees

As of December 31, 2019, the Company employed 6,600 persons (105 of whom are employed at the Company’s corporate office), of which 4,202 were full-time employees and 2,398 were part-time employees. None of the Company’s employees are currently represented by a labor union and the Company is not aware of any union organizing activity among its employees. The Company believes that its relationship with its employees is good.

Information about Our Executive Officers and Other Key Employees

The following table sets forth certain information concerning each of the Company’s executive officers and other key employees as of March 31, 2020:

Name	Age	Position(s) with the Company
Kimberly S. Lody	54	President, Chief Executive Officer and Director
Carey P. Hendrickson	57	Executive Vice President and Chief Financial Officer
Brandon M. Ribar	39	Executive Vice President and Chief Operating Officer
David R. Brickman	61	Senior Vice President, Secretary and General Counsel
Jeremy D. Falke	46	Senior Vice President – Human Resources
Michael C. Fryar	43	Senior Vice President and Chief Revenue Officer
Carole J. Burnell	51	Vice President – Operations
Jeffery P. Cellucci	32	Vice President – Operations
Tiffany L. Dutton	40	Vice President – Accounting and Financial Reporting
Gloria M. Holland	52	Vice President – Finance
Robert F. Hollister	64	Property Controller
Linda M. Zimmerman	41	Corporate Controller

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

Brandon M. Ribar joined the Company in September 2019 and is currently the Executive Vice President and Chief Operating Officer.  Prior to joining the Company, Mr. Ribar served as an executive healthcare consultant primarily focused on improving existing operations and expanding continuing care retirement communities for multiple investment platforms and operators since 2018.  From 2014 through 2018, he served as the Senior Vice President, Operations of Golden Living, a post-acute healthcare provider.  Prior to serving in such capacity, Mr. Ribar served Golden Living in various roles including Senior Vice President, Operational Finance and Strategy and Senior Vice President, Corporate Strategy and Business Development.  Prior to Golden Living, Mr. Ribar served as Vice President of Fillmore Capital Partners from 2004 through 2009. Mr. Ribar received a BCS in Operations and Management Information Systems from Santa Clara University.

David R. Brickman is currently the Senior Vice President, Secretary, and General Counsel of the Company. He served as Vice President and General Counsel of the Company and its predecessors since July 1992 and has served as Secretary of the Company since May 2007. From 1989 to 1992, Mr. Brickman served as in-house counsel with LifeCo Travel Management Company, a corporation that provided travel services to U.S. corporations. Mr. Brickman earned a Juris Doctor and Masters of Business Administration from the University of South Carolina and a Masters in Health Administration from Duke University. He currently serves on the Board of Advisors for the Southern Methodist

University Corporate Counsel Symposium. He is also a member of the National Center for Assisted Living In-house Counsel Roundtable Task Force, as well as the Long-Term Care Risk Legal Forum. Mr. Brickman has either practiced law or performed in-house counsel functions for 33 years.

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

Carole J. Burnell is currently the Vice President – Operations of the Company.  She served as the Regional Operations Manager in the Dallas Region of the Company from January 2004 to March 2019. Ms. Burnell has over 22 years of senior living industry experience and has held a variety of leadership roles during that time. She started her career as an Executive Director with Assisted Living Concepts, and has since served in both large publicly traded and small privately held senior living companies with multi-community oversight responsibilities. She earned a BBA degree with a concentration in Accounting from West Texas A&M University.

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

Tiffany L. Dutton, a Certified Public Accountant, joined the Company as Vice President – Accounting and Financial Reporting in January 2020.  Prior to joining the Company, Ms. Dutton served as an accounting consultant primarily focused on assisting healthcare and retail entities with improving financial reporting and accounting structures since 2017.  Prior to such time, Ms. Dutton served as the Director- Accounting Policy in 2017 and Assistant Controller- Operations from 2014 to 2017 for Adeptus Health, Inc,  Senior Manager- Financial Reporting for RealPage, Inc. from 2013 to 2014, as Manager, Accounting, Reporting and Compliance for Pier 1 Imports from 2010 to 2013, and as Senior Manager of Accounting Policy of Dollar Thrifty Automotive Group from 2008 to 2010.  She began her career as a Manager in the assurance and advisory business services practice of Ernst & Young LLP.  Ms. Dutton earned a BBA in Accounting and a BBA in Economics and Finance from the University of Oklahoma and is a member of the American Institute of Certified Public Accountants.

Gloria M. Holland has served as Vice President – Finance of the Company since June 2004. From 2001 to 2004, Ms. Holland served as Assistant Treasurer and a corporate officer for Aurum Technology, Inc., a privately held company that provided technology and outsourcing to community banks. From 1996 to 2001, Ms. Holland held positions in Corporate Finance and Treasury at Brinker International, an owner and operator of casual dining restaurants. From 1989 to 1996, Ms. Holland was a Vice President in the Corporate Banking division of NationsBank and predecessor banks. Ms. Holland received a BBA in Finance from the University of Mississippi.

Robert F. Hollister, a Certified Public Accountant, has served as Property Controller for the Company and its predecessors since April 1992. From 1985 to 1992, Mr. Hollister was Chief Financial Officer and Controller of Kavanaugh Securities, Inc., a National Association of Securities Dealers broker dealer.

Linda M. Zimmerman, a Certified Public Accountant, has served as Corporate Controller for the Company since September 2019.  She previously served as the Assistant Property Controller for the Company from 2014 to 2019.  Prior to joining the Company, Ms. Zimmerman served as a Senior Associate for B&J Financial Services from 2013 to 2014.  She served Belo as the Supervisor/ Accounting Operations from 2013 to 2017 and Corporate Accountant from 2005 to 2007.  She began her career as an Auditor for The Exchange from 2002 to 2005.  Ms. Zimmerman earned a Bachelors and Masters in Accounting from Baylor University.

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

As of December 31, 2019, we had mortgage and other indebtedness, excluding deferred loan costs, totaling approximately $930.1 million. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover required interest and principal payments. Any payment or other default could cause the applicable lender to foreclose upon the communities securing the indebtedness with a consequent loss of income and asset value to us. Further, because some of our mortgages contain cross-default and cross-collateralization provisions, a payment or other default by us with respect to one community could affect a significant number of our other communities.

We have significant lease obligations and our failure to generate cash flows sufficient to cover these lease obligations could result in defaults under the lease agreements.

As of December 31, 2019, we leased 46 senior housing communities with future lease obligations totaling approximately $255.0 million, with minimum lease obligations of $63.5 million in fiscal 2020. We cannot assure you that we will generate cash flow from operations or receive proceeds from refinancings, other financings or the sales of assets sufficient to cover these required operating lease obligations. Any payment or other default under any such lease could result in the termination of the lease and the acceleration of our obligations under such lease. Further, because our leases contain cross-default provisions, a payment or other default by us with respect to one leased community could affect all of our other leased communities with related lessors. Certain of our leases contain various financial and other restrictive covenants, which could limit our flexibility in operating our business. Failure to maintain compliance with the lease obligations as set forth in our lease agreements could have a material adverse impact on us. The termination of a significant portion of our facility lease agreements could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

With regard to our Master Lease Agreements with Ventas and Welltower, we were not in compliance with certain financial covenants as of December 31, 2019, and in February 2020, we began paying Ventas and Welltower monthly rental amounts based on the estimated monthly cash flows generated by the communities in Ventas’ and Welltower’s respective portfolios, which were less than the rental amounts due and payable under the terms of the Master Lease Agreements.  Although we have entered into forbearance agreements with Ventas and Welltower with respect to such defaults, no assurances can be given that we will be able to comply with the terms and conditions of such forbearance agreements or the other terms and conditions of our Master Lease Agreements.

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

Please refer to the immediately preceding risk factor for a description of certain recent defaults under our Master Lease Agreements with Ventas and Welltower and the Forbearance agreements we recently entered into with both Ventas and Welltower with respect to such defaults.

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

We face risks related to an epidemic, pandemic or other health crisis, such as the recent outbreak of the novel coronavirus (COVID-19), which could cause a significant decrease in the occupancy levels at our communities and have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects.

          We face risks related to an epidemic, pandemic or other health crisis. Since its discovery in December 2019, a new strain of coronavirus, which causes the viral disease known as COVID-19, has spread from China to many other countries, including the United States. The outbreak has been declared to be a pandemic by the World Health Organization, and the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. Additionally, the Centers for Disease Control and Prevention has stated that older adults are at a higher risk for serious illness from the coronavirus. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others.

Our revenue and operating results depend significantly on the occupancy levels at our communities.  The occupancy at our communities could significantly decrease if the coronavirus or other public health outbreak results in early resident move-outs; directly impacts one of our communities; causes us to delay accepting new residents due to quarantines or otherwise; or results in potential new residents determining to postpone moving to a senior housing facility, which could have a material adverse effect on our ability to meet financial and other contractual obligations, including the payment of rent, as well as on our business, financial condition, liquidity, results of operations and prospects.

A pandemic, epidemic or outbreak of a contagious illness, such as COVID-19, could cause our operating costs to increase and divert the time and attention of management and other personnel, which could adversely impact our business, operating results and financial condition.

    A pandemic, epidemic, or other outbreak of an infectious illness or other public health crisis could cause a material increase in our operating costs, whether due to actions that we take to address outbreaks (including with respect to enhanced health and safety precautions), an inability to continue to obtain necessary goods and provide adequate staffing at our communities, or other factors.  If the residents in any of our senior housing communities test positive for a contagious illness, it would result in increased costs of caring for the residents in that facility and, in all likelihood, a reduced occupancy at that facility. Further, a pandemic, epidemic or other outbreak might adversely impact our operations by causing staffing and supply shortages. In addition, outbreaks, such as the recent COVID-19 outbreak, cause our facilities and our management to spend considerable time planning for such events, which diverts their attention from other business concerns. We are continuing to evaluate and consider the potential impact of the COVID-19 outbreak, which could result in some or all of these negative outcomes and adversely impact our business, operating results and financial condition. There can be no assurances that a pandemic, epidemic or outbreak of a contagious illness, such as COVID-19, will not have a material and adverse impact on our business, operating results and financial condition in the future.

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

      We have incurred losses from operations in each of the last three fiscal years and may do so in the future.

         We have incurred a net loss in each of fiscal 2019, 2018 and 2017. We currently have limited resources and substantial debt and lease obligations. Given our history of losses and the current industry conditions, it is not certain that we will be able to achieve and/or sustain profitability or positive cash flows from operations in the future, which could adversely affect the trading price of our common stock and our ability to fund our operations and fulfill our debt and lease obligations.

We largely rely on private pay residents and circumstances that adversely affect the ability of the seniors to pay for our services could have a material adverse effect on us.

    Approximately 94.1% of our total revenues from communities that we operated were attributable to private pay sources and approximately 5.9% of our revenues from these communities were attributable to reimbursements from Medicaid, in each case, during fiscal 2019. We expect to continue to rely primarily on the ability of residents to pay for our services from their own or family financial resources. Unfavorable economic conditions in the housing, financial, and credit markets, inflation, or other circumstances that adversely affect the ability of seniors to pay for our services could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

We compete with other providers of senior living services with respect to attracting and retaining qualified management personnel responsible for the day-to-day operations of each of our communities and skilled personnel responsible for providing resident care. We rely upon the quality of our staff as a means to differentiate our services from other providers.  A shortage of nurses or trained personnel may require us to enhance our wage and benefits package in order to compete in the hiring and retention of these personnel or to hire more expensive temporary personnel. We also will be dependent on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. No assurance can be given that our labor costs will not increase, or that, if they do increase, they can be matched by corresponding increases in rates charged to residents. Any significant failure by us to control our labor costs or to pass on any increased labor costs to residents through rate increases could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

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

In addition, some states have begun to enact more comprehensive privacy laws and regulations addressing consumer rights to data protection or transparency. For example, the California Consumer Privacy Act became effective in 2020, and we expect additional federal and state legislative and regulatory efforts to regulate consumer privacy protection in the future. Compliance with such legislative and regulatory developments could be burdensome and costly, and the failure to comply could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

Various factors, including general economic conditions, could adversely affect our financial performance and other aspects of our business.

General economic conditions, such as inflation, the consumer price index, commodity costs, fuel and other energy costs, costs of salaries, wages, benefits and insurance, interest rates, and tax rates, affect our facility operating, facility lease, general and administrative and other expenses, and we have no control or limited ability to control such factors. Current global economic conditions and uncertainties, the potential for failures or realignments of financial institutions, and the related impact on available credit may affect us and our business partners, landlords, counterparties, and residents or prospective residents in an adverse manner including, but not limited to, reducing access to liquid funds or credit, increasing the cost of credit, limiting our ability to manage interest rate risk, increasing the risk that certain of our business partners, landlords or counterparties would be unable to fulfill their obligations to us, and other impacts which we are unable to fully anticipate.

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

The cybersecurity risks to the Company and our third-party vendors are heightened by, among other things, the frequently changing techniques used to illegally or fraudulently obtain unauthorized access to systems, advances in computing technology and cryptography, and the possibility that unauthorized access may be difficult to detect, which could lead to us or our vendors being unable to anticipate these techniques or implement adequate preventive measures. In addition, components of our information systems that we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise the security or functionality of our information systems. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business or communicate, through computer viruses, hacking, fraud or other forms of deceiving our employees or contractors such as email phishing attacks. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our cybersecurity or to investigate and remediate any cybersecurity vulnerabilities, attacks or incidents.

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

Actions of activist stockholders could cause us to incur substantial costs, divert management's attention and resources, and have an adverse effect on our business, results of operations, cash flow, and the market price of our common stock.

        We value constructive input from our stockholders and engage in dialogue with our stockholders regarding our governance practices, strategy, and performance. However, activist stockholders may disagree with the composition of our board of directors or management, our strategy, or capital allocation decisions and may seek to effect change through various strategies that range from private engagement to public campaigns, proxy contests, efforts to force proposals, or transactions not supported by our board of directors and litigation. Responding to these actions may be costly and time-consuming, disrupt our operations, divert the attention of our board of directors, management, and our associates and interfere with our ability to pursue our strategy and to attract and retain qualified board and executive leadership. The perceived uncertainty as to our future direction that may result from actions of activist stockholders may also negatively impact our ability to attract and retain residents at our communities. We cannot provide assurance that constructive engagement with our stockholders will be successful. Any such stockholder activism may have an adverse effect on our business, results of operations, and cash flow and the market price of our common stock.

The potential phasing out of LIBOR may increase the interest costs of our debt obligations, which could adversely affect our results of operations and cash flow.

      The interest rates for certain of our variable-rate debt obligations are calculated based on the London Interbank Offer Rate (LIBOR) plus a spread. LIBOR is regulated by the United Kingdom's Financial Conduct Authority, which has announced that it plans to phase-out LIBOR by the end of 2021. Although certain of such debt obligations are scheduled to mature prior to the end of 2021, such debt obligations may be extended or we may enter into new variable interest rate debt obligations based on LIBOR. If LIBOR were to be discontinued, the terms of such variable-rate debt agreements may provide that the lender will have the right to choose an alternative index based on comparable information. It is unclear whether LIBOR will cease to exist or if new methods of calculating LIBOR will evolve by the end of 2021, or whether alternative and comparable index rates will be established and adopted by our lenders and other financial institutions. If LIBOR ceases to exist or if the methods of calculating LIBOR change, interest rates on any such variable-rate debt obligations may increase, which would adversely affect our results of operations and cash flow.

Risks Related to Our Common Stock

Anti-takeover provisions in our governing documents, governing law and material agreements may discourage, delay or prevent a merger or acquisition that our stockholders may consider favorable or prevent the removal of our current board of directors and management.

Certain provisions of our amended and restated certificate of incorporation and our amended and restated by-laws may discourage, delay or prevent a merger or acquisition that our stockholders may consider favorable or prevent the removal of our current board of directors and management. We have a number of anti-takeover devices in place that will hinder takeover attempts, including: a staggered board of directors consisting of three classes of directors, each of whom serve three-year terms; removal of directors only for cause, and only with the affirmative vote of at least a majority of the voting interest of stockholders entitled to vote; right of our directors to issue preferred stock from time to time with voting, economic and other rights superior to those of our common stock without the consent of our stockholders; provisions in our amended and restated certificate of incorporation and amended and restated by-laws limiting the right of our stockholders to call special meetings of stockholders; advance notice requirements for stockholders with respect to director nominations and actions to be taken at annual meetings; requirement for two-thirds stockholder approval for amendment of our by-laws and certain provisions of our certificate of incorporation; and no provision in our amended and restated certificate of incorporation for cumulative voting in the election of directors, which means that the holders of a majority of the outstanding shares of our common stock can elect all the directors standing for election.  Our board of directors has approved amendments to our certificate of incorporation that will phase out the Company’s staggered board of directors over a three-year period and to eliminate the requirement that directors may only be removed for cause, but such amendments are subject to the approval of our stockholders and there are no reassurances as to when, if at all, such approval will be received.

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

     If we cannot meet the NYSE continued listing requirements, the NYSE may delist our common stock.

          Our common stock is currently listed on the NYSE. In the future, if we are unable to meet the continued listing requirements of the NYSE, including, among other things: (i) the requirement of maintaining a minimum average closing price of $1.00 per share over a consecutive 30 trading-day period, and (ii) the requirement to maintain an average market capitalization of not less than $50 million over a 30 trading-day period and at the same time stockholders’ equity is also less than $50 million, we would fall below compliance standards and risk having our common stock delisted.  In addition, in the event of an abnormally low share price of our common stock and/or we fail to maintain an average market capitalization of at least $15 million over a 30-trading day period, we would be subject to immediate delisting under the NYSE’s rules without any opportunity to cure.  On March 19, 2020, the NYSE filed a proposed rule change to suspend until June 30, 2020, the application of the NYSE continued listing requirement with respect to the $15 million average market capitalization rule as a result of COVID-19 market turbulence. On March 25, 2020, the closing price of our common stock on the NYSE was $0.57 per share and our market capitalization was approximately $18.2 million.

A delisting of our common stock could negatively impact us by, among other things:

•	reducing the liquidity and market price of our common stock;
•	reducing the number of investors, including institutional investors, willing to hold or acquire our common stock, which could negatively impact our ability to raise equity;

•	decreasing the amount of news and analyst coverage relating to us;
•	limiting our ability to issue additional securities, obtain additional financing or pursue strategic restructuring, refinancing or other transactions; and
•	impacting our reputation and, as a consequence, our ability to attract new business.

The price of our common stock has fluctuated substantially over the past several years and may continue to fluctuate substantially in the future.

    Our stock price has been, and may continue to be, subject to significant fluctuations as a result of a variety of factors, which are described throughout this Annual Report on Form 10-K, including those factors discussed under this section entitled “Risk Factors.” Some of these factors are beyond our control. We may fail to meet the expectations of our stockholders or securities analysts at some point in the future, and our stock price could decline as a result.  This volatility may prevent you from being able to sell your common stock at or above the price you paid for your common stock.

     In addition, the stock markets in general have experienced extreme volatility recently that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and harm our business, operating results and financial condition.

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

The executive and administrative offices of the Company are located at 14160 Dallas Parkway, Suite 300, Dallas, Texas 75254, and consist of approximately 26,000 square feet. The lease on the premises currently extends through September 2020. The Company is currently negotiating an extension to the office lease.  The Company believes that its corporate office facilities are adequate to meet its requirements through at least fiscal 2020 and that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate operations.

As of December 31, 2019, the Company owned or leased and managed the senior housing communities referred to in Item 1 above under the caption “Operating Communities.”

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

(a) Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

Market Information and Holders

The Company’s shares of common stock are listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “CSU”. At March 25, 2020, there were 138 stockholders of record of the Company’s common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information relating to the Company’s equity compensation plans as of December 31, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of the Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	—	$—	2,366,759
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	2,366,759

(b) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Not applicable.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following information is provided pursuant to Item 703 of Regulation S-K. The information set forth in the table below reflects information regarding the aggregate shares repurchased by the Company pursuant to its share repurchase program (as described below) as of December 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Total at September 30, 2019	494,115	$6.94	494,115	$6,570,222
October 1 – October 31, 2019	—	—	—	6,570,222
November 1 – November 30, 2019	—	—	—	6,570,222
December 1 – December 31, 2019	—	—	—	6,570,222
Total at December 31, 2019	494,115	$6.94	494,115	$6,570,222

(1)

On January 22, 2009, the Company’s board of directors approved a share repurchase program that authorized the Company to purchase up to $10.0 million of the Company’s common stock. The repurchase program does not obligate the Company to acquire any particular amount of common stock and the share repurchase authorization has no stated expiration date. On January 14, 2016, the Company announced that its board of directors approved a continuation of the share repurchase program. All shares that have been acquired by the Company under this program were purchased in open-market transactions.  The Company does not expect to repurchase any shares of the Company’s common stock in the near term.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain information contained in this report constitutes “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “intend,” “could,” “believe,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Examples of forward-looking statements, include, without limitation, those relating to the Company’s future business prospects and strategies, financial results, working capital, liquidity, capital needs and expenditures, interest costs, insurance availability and contingent liabilities. Forward-looking statements are subject to certain risks and uncertainties that could cause the Company’s actual results and financial condition to differ materially from those indicated in the forward-looking statements, including, but not limited to, the Company’s ability to generate sufficient cash flows from operations, additional proceeds from debt refinancings, and proceeds from the sale of assets to satisfy its short- and long-term debt and lease obligations and to fund the Company’s capital improvement projects to expand, redevelop, and/or reposition its senior living communities; the Company’s ability to obtain additional capital on terms acceptable to it; the Company’s ability to extend or refinance its existing debt as such debt matures; the Company’s compliance with its debt and lease agreements, including certain financial covenants and the terms and conditions of its recent forbearance agreements, and the risk of cross-default in the event such non-compliance occurs; the Company’s ability to complete acquisitions and dispositions upon favorable terms or at all; the risks related to an epidemic, pandemic, or other health crisis, such as the recent outbreak of the novel coronavirus (COVID-19); the risk of oversupply and increased competition in the markets which the Company operates; the risk of increased competition for skilled workers due to wage pressure and changes in regulatory requirements; the departure of the Company’s key officers and personnel; the cost and difficulty of complying with applicable licensure, legislative oversight, or regulatory changes; the risks associated with a decline in economic conditions generally; the adequacy and continued availability of the Company’s insurance policies and the Company’s ability to recover any losses it sustains under such policies; changes in accounting principles and interpretations; and the other risks and factors identified from time to time in the Company’s reports filed with the SEC.

Overview

The following discussion and analysis addresses (i) the Company’s results of operations on a historical consolidated basis for the years ended December 31, 2019 and 2018, and (ii) liquidity and capital resources of the Company, and should be read in conjunction with the Company’s historical consolidated financial statements and the selected financial data contained elsewhere in this report.

The Company is one of the largest operators of senior housing communities in the United States.  The Company’s operating strategy is to provide value to its senior living residents by providing quality senior living services at reasonable prices, while achieving and sustaining a strong, competitive position within its geographically concentrated regions, as well as continuing to enhance the performance of its operations. The Company provides senior living services to the 75+ population, including independent living, assisted living, and memory care services at reasonable prices. Many of the Company’s communities offer a continuum of care to meet its residents’ needs as they change over time. This continuum of care, which integrates independent living, assisted living, and memory care, and is bridged by home care through independent home care agencies, sustains residents’ autonomy and independence based on their physical and mental abilities.

As of December 31, 2019, the Company operated 126 senior housing communities in 23 states with an aggregate capacity of approximately 16,000 residents, including 80 senior housing communities that the Company owned and 46 senior housing communities that the Company leased.

Significant Financial and Operational Highlights

The Company primarily derives its revenue by providing senior living housing and services to the 75+ population. When comparing fiscal 2019 to fiscal 2018, the Company generated total revenues of approximately $447.1 million compared to total revenues of approximately $460.0 million, respectively, representing a decrease of approximately $12.9 million, or 2.8%. Our resident revenue was positively impacted by the lease-up of our two communities impacted by the aftermath of Hurricane Harvey.  These communities were closed beginning in the third quarter of 2017 for physical repairs.  The Company began accepting residents during the third quarter of fiscal 2018, which resulted in an increase of approximately $3.2 million in our resident revenue during fiscal 2019 when compared to fiscal 2018. However, the increase in resident revenue from the two properties impacted by Hurricane Harvey was fully offset by a decrease in resident revenue at the Company’s other communities of approximately $16.1 million, which was primarily due to a 2.4% decrease in average financial occupancies.

Excluding the two senior housing communities impacted by Hurricane Harvey and the three communities sold during 2019, the weighted average financial occupancy rate for fiscal 2019 and 2018 was 82.6% and 85.0%, respectively. Although our occupancies declined, we achieved a 0.2% increase in average monthly rental rates when comparing fiscal 2019 to fiscal 2018. The increase in average monthly rental rates during fiscal 2019 was primarily the result of annual rent increases for our existing residents and the capital improvements we have invested in our communities for unit conversions which enable us to provide a broader range of senior living services at higher levels of care.

On December 23, 2019, the Company obtained $31.5 million of mortgage debt from Fifth Third Bank on its Autumn Glen and Cottonwood Village senior housing communities.  The new mortgage loan is interest-only and has a two-year term and an initial variable interest rate of LIBOR plus 3.25%.  The Company incurred approximately $0.6 million in deferred financing costs related to this loan, which are being amortized over the term of the loan.  On the same date, the Company amended and repaid $24.5 million in principal on its interest-only mortgage loan with BBVA USA, secured by the Company’s Cottonwood Village, Georgetowne Place, Harrison at Eagle Valley, and Rose Arbor communities. As a result of the amendment, BBVA USA released the Cottonwood Village assets from collateral for the mortgage and extended the maturity date from July 11, 2020 to December 10, 2021.  The Company had previously exercised its option to extend such mortgage loan from May 11, 2020 to July 11, 2020.  The amended mortgage has an interest-only variable rate of LIBOR plus 4.5%.

As mentioned above, the Company had two of its senior housing communities located in southeast Texas impacted by Hurricane Harvey during the third quarter of fiscal 2017. We maintain insurance coverage on these communities which includes damage caused by flooding. The insurance claim for this incident required a deductible of $100,000 that was expensed as a component of operating expenses in the Company’s Consolidated Statement of Operations and Comprehensive Loss in the third quarter of fiscal 2017. Physical repairs have been completed to restore the communities to their condition prior to the incident and these communities reopened and began accepting residents in July 2018. We have incurred approximately $6.2 million in clean-up and physical repair costs, almost all of which have been recovered through insurance proceeds. At December 31, 2019, we expected to receive an additional $0.3 million in insurance proceeds from our carriers relating to such costs.  In addition to the repairs of physical damage to the buildings, the Company’s insurance coverage includes loss of business income (“Business Interruption”). Business Interruption includes reimbursement for lost revenue as well as incremental expenses incurred as a result of such Hurricane. The Company received payments from our insurance underwriters during fiscal 2019 and 2018 totaling approximately $2.5 million and $5.1 million related to Business Interruption, respectively, which have been included as a reduction to operating expenses in the Company’s Consolidated Statement of Operations and Comprehensive Loss for each respective year. Business Interruption payments ceased in accordance with our insurance policy in July 2019.

Facility Leases

As of December 31, 2019, the Company leased 46 senior housing communities from certain real estate investment trusts (“REITs”). The lease terms are generally for 10-15 years with renewal options for five-20 years at the Company’s option. Under these lease agreements, the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. No new facility leases were entered into by the Company during fiscal 2019.

Ventas

As of December 31, 2019, the Company leased seven senior housing communities (collectively the “Ventas Lease Agreements”) from Ventas. Effective January 31, 2017, the Company acquired from Ventas the underlying real estate associated with four of its operating leases for a total acquisition price of $85.0 million (the “Four Property Lease Transaction”). The Company obtained interim, interest-only, bridge financing from Commercial Mortgage LLC (“Berkadia”) for $65.0 million of the acquisition price with an initial variable interest rate of LIBOR plus 4.0% and a 36-month term, with an option to extend six months, and the balance of the acquisition price paid was from the Company’s existing cash resources. Prior to the Four Property Lease Transaction, the Company previously leased 11 senior housing communities from Ventas.

During the second quarter of fiscal 2015, the Company executed amendments to the master lease agreements with Ventas to facilitate up to $24.5 million of leasehold improvements for 10 communities within the Ventas lease portfolio and extend the lease terms until September 30, 2025, with two five-year renewal extensions available at the Company’s option. During the second quarter of fiscal 2016, the Company executed amendments to the master lease agreements with Ventas to increase the funds budgeted for leasehold improvements (the “Special Project Funds”) from $24.5 million to $28.5 million and extend the date for completion of the leasehold improvements to June 30, 2017. During the second quarter of fiscal 2017, the Company executed amendments to the master lease agreements with Ventas to decrease the Special Project Funds for leasehold improvements from $28.5 million to approximately $17.0 million due to the Four Property Lease Transaction and extend the date for completion of the leasehold improvements to June 30, 2018. During the second quarter of fiscal 2019, the Company executed amendments to the master lease agreements with Ventas to increase the Special Project Funds for leasehold improvements from approximately $17.0 million to approximately $20.0 million and extend the date for completion of the leasehold improvements to December 31, 2020. The initial lease rates under each of the Ventas Lease Agreements ranged from 6.75% to 8% and are subject to contingent rent escalation clauses. When a contingency is resolved and an escalation occurs, the amount is included within lease payments and reflected in the right-of-use “(ROU”) asset and lease liability.

On March 10, 2020, the Company entered into an agreement with Ventas, which was subsequently amended on March 26, 2020, providing for the early termination of a Master Lease Agreement between it and Ventas covering seven communities.  Pursuant to such agreement, among other things, from February 1, 2020 through December 31, 2020, the Company agreed to pay Ventas rent of approximately $1.0 million per month for such communities as compared to approximately $1.3 million per month that would otherwise have been due and payable under the Master Lease Agreements.  The Company will not be required to comply with certain financial covenants of the Master Lease Agreements during the forbearance period.  In conjunction with the agreement, the Company agreed to release $3.9 million in security deposits held by Ventas.  In addition, the agreement with Ventas provides for the conversion of the lease agreements covering the communities into property management agreements with the Company on December 31, 2020 if Ventas has not transitioned such communities to a successor operator.

Healthpeak

As of December 31, 2019, the Company leased 15 senior housing communities (collectively the “Healthpeak Lease Agreements”) from Healthpeak Properties, Inc., formerly HCP, Inc. (“Healthpeak”). During the fourth quarter of fiscal 2013, the Company executed an amendment to the master lease agreement with Healthpeak to facilitate up to $3.3 million of leasehold improvements for one community within the Healthpeak lease portfolio and extend the initial lease terms for nine communities until October 31, 2020. During the second quarter of fiscal 2015, the Company exercised its right to extend the lease term with Healthpeak for the remaining six communities in the Healthpeak lease portfolio until April 30, 2026. The initial lease rates under the Healthpeak Lease Agreements ranged from 7.25% to 8% and are subject to certain conditional escalation clauses. When a contingency is resolved and an escalation occurs, the amount is included within lease payments and reflected in the ROU asset and lease liability.

On October 22, 2019, the Company executed an amendment to the master lease agreement with Healthpeak, which was later amended, to transition one of the Healthpeak communities to a new operator on or around January 15, 2020, and to sell the remaining eight communities as soon as possible to one or more buyers.  The Company was obligated to pay a $250,000 termination fee on the transition of the one community to a new operator.  On March 1, 2020, the Company executed an agreement providing for the early termination of its master lease agreement with Healthpeak, previously scheduled to mature in April 2026.  The master lease agreement was converted to a management agreement under a RIDEA structure pursuant to which the Company agreed to manage the six communities that was subject to such lease agreement until the communities have been sold by Healthpeak.  In conjunction with the agreement, the Company agreed to release approximately $1.9 million of security deposits held by Healthpeak.

Welltower

As of December 31, 2019, the Company leased 24 senior housing communities (collectively the “Welltower Lease Agreements”) from Welltower, formerly Health Care REIT, Inc. The Welltower Lease Agreements each have an initial term of 15 years. The initial lease rates under the Welltower Lease Agreements ranged from 7.25% to 8.5% and are subject to certain conditional escalation clauses. When a contingency is resolved and an escalation occurs, the amount is included within lease payments and reflected in the ROU asset and lease liability.  The initial terms on the Welltower Lease Agreements expire on various dates through from April 2025 through April 2026.

On March 15, 2020, the Company entered into an agreement with Welltower, providing for the early termination of three Master Lease Agreements between it and Welltower covering 24 communities.  Pursuant to such agreement, among other things, from February 1, 2020 through December 31, 2020, the Company agreed to pay Welltower rent of approximately $2.2 million per month for such communities as compared to approximately $2.8 million per month that would otherwise have been due and payable under the Master Lease Agreements.  The Company will not be required to comply with certain financial covenants of the Master Lease Agreements during the forbearance period.  In conjunction with the agreement, the Company agreed to release $6.5 million in security deposits held by Welltower.  In addition, the agreement with Welltower provides for the conversion of the lease agreements covering the communities into property management agreements with the Company on December 31, 2020, if the transition of such communities have not been transitioned to a successor operator.

The following table summarizes each of the Company’s facility lease agreements as of December 31, 2019 (dollars in millions):

Landlord	Initial Date of Lease	Number of Communities	Value of Transaction	Current Expiration and Renewal Term	Initial Lease Rate (1)	Lease Acquisition and Modification Costs (2)	Deferred Gains / Lease Concessions (3)
Ventas	September 30, 2005	4	$61.4	September 30, 2025 (4) (Two five-year renewals)	8%	$7.7	$4.2
Ventas	January 31, 2008	1	5.0	September 30, 2025 (4) (Two five-year renewals)	7.75%	0.2	—
Ventas	June 27, 2012	2	43.3	September 30, 2025 (4) (Two five-year renewals)	6.75%	0.8	—
Healthpeak	May 1, 2006	3	54.0	October 31, 2020 (5) (Two 10-year renewals)	8%	0.3	12.8
Healthpeak	May 31, 2006	6	43.0	April 30, 2026 (6) (One 10-year renewal)	8%	0.2	0.6
Healthpeak	December 1, 2006	4	51.0	October 31, 2020 (5) (Two 10-year renewals)	8%	0.7	—
Healthpeak	December 14, 2006	1	18.0	October 31, 2020 (5) (Two 10-year renewals)	7.75%	0.3	—
Healthpeak	April 11, 2007	1	8.0	October 31, 2020 (5) (Two 10-year renewals)	7.25%	0.1	—
Welltower	April 16, 2010	5	48.5	April 30, 2025 (15 years) (One 15-year renewal)	8.25%	0.6	0.8
Welltower	May 1, 2010	3	36.0	April 30, 2025 (15 years) (One 15-year renewal)	8.25%	0.2	0.4
Welltower	September 10, 2010	12	104.6	September 30, 2025 (15 years) (One 15-year renewal)	8.50%	0.4	2.0
Welltower	April 8, 2011	4	141.0	April 30, 2026 (15 years) (One 15-year renewal)	7.25%	0.9	16.3
Subtotal						12.4	37.1
Accumulated amortization through December 31, 2018						(7.9)	—
Accumulated deferred gains / lease concessions recognized through December 31, 2018						—	(26.2)
Adoption of ASC 842						(4.5)	(10.9)
Net lease acquisition costs / deferred gains / lease concessions as of December 31, 2019						$-	$-

(1)	Initial lease rates are measured against agreed upon fair market values and are subject to conditional lease escalation provisions as set forth in each respective lease agreement.

(2)

Prior to the adoption of Accounting Standards Codification (“ASC”) 842, lease acquisition and modification costs were amortized over the respective lease terms.  The unamortized portion of lease acquisition and modification costs totaling approximately $4.5 million were reclassified into operating lease right-of-use assets in conjunction with the Company’s adoption of ASC 842 on January 1, 2019.

(3)

Prior to the adoption of ASC 842, deferred gains of $34.5 million and lease concessions of $2.6 million were recognized in the Company’s Consolidated Statements of Operations and Comprehensive Loss as a reduction in facility lease expense over the respective initial lease term. The unamortized balance of deferred gains associated with sale leaseback transactions totaling approximately $10.0 million was written-off to retained deficit in conjunction with the Company’s adoption of ASC 842 on January 1, 2019.  Lease concessions of $0.6 million related to the transaction with Healthpeak on May 31, 2006, and $2.0 million related to the transaction with Welltower on September 10, 2010.  The unamortized portion of lease concessions totaling approximately $0.9 million were reclassified into operating lease right-of-use assets in conjunction with the Company’s adoption of ASC 842 on January 1, 2019.

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

(5)

On November 11, 2013, the Company executed an amendment to the master lease agreement associated with nine of its leased communities with Healthpeak to facilitate leasehold improvements for one of the leased communities and extend the respective lease terms through October 31, 2020, with two 10-year renewal extensions available at the Company’s option.

(6)

On April 24, 2015, the Company exercised its right to extend the lease terms with Healthpeak through April 30, 2026, with one 10-year renewal extension remaining available at the Company’s option.  See the description above under Healthpeak for amendment affecting all of the Healthpeak leased properties.

There are various financial covenants and other restrictions in the Company’s lease agreements. The Company was in compliance with all of its lease covenants at December 31, 2018.   With regard to its Master Lease Agreements with Ventas and Welltower, the Company was not in compliance with certain financial covenants as of December 31, 2019.  In February 2020, the Company began paying Ventas and Welltower monthly rental amounts based on the estimated monthly cash flows generated by the communities in Ventas’ and Welltower’s respective portfolios, which were less than the rental amounts due and payable under the terms of the Master Lease Agreements.  Although the Company has entered into forbearance agreements with Ventas and Welltower with respect to such defaults, no assurances can be given that we will be able to comply with the terms and conditions of such forbearance agreements or the other terms and conditions of the Master Lease Agreements.

Debt Transactions

On December 23, 2019, the Company obtained $31.5 million of mortgage debt from Fifth Third Bank on its Autumn Glen and Cottonwood Village senior housing communities.  The new mortgage loan is interest-only and has a two-year term and an initial variable interest rate of LIBOR plus 3.25%.  The Company incurred approximately $0.5 million in deferred financing costs related to this loan, which are being amortized over the remaining initial loan term.  On the same date, the Company amended and repaid $24.5 million in principal on its interest-only mortgage loan with BBVA USA for the Company’s Cottonwood Village, Georgetowne Place, Harrison at Eagle Valley, and Rose Arbor communities. As a result of the amendment, BBVA USA released the Cottonwood Village assets from collateral for the mortgage and extended the maturity date from July 11, 2020 to December 10, 2021.  The Company had previously exercised its option to extend such mortgage loan from May 11, 2020 to July 11, 2020.  The amended mortgage has an interest-only variable rate of LIBOR plus 4.5%.

On May 31, 2019, the Company renewed certain insurance policies and entered into two finance agreements totaling approximately $2.6 million and $2.7 million, respectively. The finance agreements each have a fixed interest rate of 4.4%, with the principal being repaid over a 11-month and 18-month term, respectively.

The Company issued standby letters of credit with Wells Fargo Bank, totaling approximately $3.4 million, for the benefit of Hartford Financial Services associated with the administration of workers compensation, which remain outstanding as of December 31, 2019.

The Company issued standby letters of credit with JPMorgan Chase Bank (“Chase”), totaling approximately $6.5 million, for the benefit of Welltower on certain leases between Welltower and the Company, which remain outstanding as of December 31, 2019.

The Company issued standby letters of credit with Chase, totaling approximately $2.9 million, for the benefit of Healthpeak on certain leases between Healthpeak and the Company, which remain outstanding as of December 31, 2019.

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

Revenue Recognition

Resident revenue consists of fees for basic housing and certain support services and fees associated with additional housing and expanded support requirements such as assisted living care, memory care, and ancillary services. Basic housing and certain support services revenue is recorded when services are rendered and amounts billed are due from residents in the period in which the rental and other services are provided. Residency agreements are generally short-term in nature with durations of one year or less and are typically terminable by either party, under certain circumstances, upon providing 30 days’ notice, unless state law provides otherwise, with resident fees billed monthly in advance. Revenue for certain ancillary services is recognized as services are provided, and includes fees for services such as medication management, daily living activities, beautician/barber, laundry, television, guest meals, pets, and parking, which are generally billed monthly in arrears.

The Company's senior housing communities have residency agreements that generally require the resident to pay a community fee prior to moving into the community and are recorded initially by the Company as deferred revenue. The deferred amounts are amortized over the respective residents’ initial lease term, which is consistent with the contractual obligation associated with the estimated stay of the resident.

Revenues from the Medicaid program accounted for approximately 5.9% of the Company’s revenue in fiscal 2019 and 5.4% of the Company’s revenue in fiscal 2018. During fiscal 2019 and 2018, 41 and 40, respectively, of the Company’s communities were providers of services under Medicaid programs. Accordingly, these communities were entitled to reimbursement under the foregoing program at established rates that were lower than private pay rates. Patient service revenue for Medicaid patients was recorded at the reimbursement rates as the rates were set prospectively by the applicable state upon the filing of an annual cost report. None of the Company’s communities were providers of services under the Medicare program during fiscal 2019 or 2018.

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

Credit Risk and Allowance for Doubtful Accounts

The Company’s resident receivables are generally due within 30 days from the date billed. Accounts receivable are reported net of an allowance for doubtful accounts of $8.6 million and $6.8 million at December 31, 2019 and 2018, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements at December 31, 2019 or 2018.

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

Management determines if a contract is or contains a lease at the inception or modification of such contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Control over the use of the identified asset means the lessee has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.

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

Financing lease right-of-use assets are recognized within property, plant and equipment and leasehold improvements, net on the Company's consolidated balance sheets. The Company recognizes interest expense on the financing lease liabilities utilizing the effective interest method. The right-of-use asset is generally amortized to depreciation and amortization expense on a straight-line basis over the lease term.

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

Self-Insurance Liability Accruals

The Company offers full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior housing communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred at December 31, 2019; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

The Company uses a combination of insurance and self-insurance for workers’ compensation. Determining the reserve for workers’ compensation losses and costs that the Company has incurred as of the end of a reporting period involves significant judgments based on projected future events, including potential settlements for pending claims, known incidents that result in claims, estimates of incurred but not yet reported claims, changes in insurance premiums, estimated litigation costs and other factors. The Company regularly adjusts these estimates to reflect changes in the foregoing factors. However, since this reserve is based on estimates, the actual expenses incurred may differ from the amounts reserved. Any subsequent changes in estimates are recorded in the period in which they are determined.

Long-Lived Assets and Impairment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances indicate the carrying amount of an asset group may not be recoverable or that the depreciation period may need to be changed. The Company considers internal factors such as net operating losses along with external factors relating to each asset, including contract changes, local market developments, and other publicly available information to determine whether impairment indicators exist.

If an indicator of impairment is identified, the carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. Recoverability of an asset group is assessed by comparing its carrying amount to the estimated future undiscounted net cash flows expected to be generated by the asset group through operation or disposition, calculated utilizing the lowest level of identifiable cash flows. If this comparison indicates that the carrying amount of an asset group is not recoverable, we are required to recognize an impairment loss. The Company determines the fair value of operating lease ROU assets by comparing the contractual rent payments to estimated market rental rates. Long-lived ROU and fixed assets are valued at fair value using inputs classified as Level 3 in the fair value hierarchy, which are unobservable inputs based on the Company’s assumptions. Impairment, if any, is recorded in the period in which the impairment occurred.

For property and equipment where indicators of impairment were identified, tests of recoverability were performed at December 31, 2019 and 2018.  The Company recorded impairment charges of $1.6 million and $1.4 million related to fixed assets and lease ROU assets, respectively, related to the Company’s property located in Boca Raton, Florida, which transferred to a new operator subsequent to (see Note 18, Subsequent Events, for discussion of the property’s transition) December 31, 2019.  The Company has concluded its property and equipment was recoverable and did not warrant adjustment to the carrying value or remaining useful lives as of December 31, 2018.

Income Taxes

Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable. Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which we expect those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, a valuation allowance has been recorded to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized. However, in the event that we were to determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period we made such a determination. The benefits of the net deferred tax assets might not be realized if actual results differ from expectations. The effective tax rates for fiscal 2019 and 2018 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The effective tax rate for fiscal 2017 differs from the statutory tax rate primarily due to state income taxes, changes in the deferred tax asset valuation allowance, tax reform impact on deferred income taxes, adoption of ASU 2016-09, and other permanent tax differences.  The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas. During each of fiscal 2019, 2018, and 2017, the Company consolidated 38 Texas communities and the TMT increased the overall provision for income taxes.

The Company evaluates uncertain tax positions through consideration of accounting and reporting guidance on criteria, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. The Company is required to recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. The Company is generally no longer subject to federal and state income tax audits for years prior to 2016.

Recently Issued Accounting Guidance

         In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies certain disclosure requirements in Topic 820, such as the removal of the need to disclose the amount of and reason for transfers between Level 1 and Level 2 of the fair value hierarchy, and several changes related to Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. Current U.S. generally accepted accounting principles (“GAAP”) require an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. ASU 2016-13 replaces the current incurred loss methodology for credit losses and removes the thresholds that companies apply to measure credit losses on financial statements measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. For smaller reporting companies, ASU 2016-13 is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new lease standard requires lessees to recognize on the balance sheet a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Additionally, in July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, which provided entities with a transition method option to not restate comparative periods presented, but to recognize a cumulative effect adjustment to beginning retained earnings in the period of adoption. The Company adopted the new lease standard on January 1, 2019, forgoing comparative reporting using the modified retrospective adoption method, the simplified transition method available pursuant to the standard.  This allowed the Company to continue to apply the legacy accounting guidance under ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. The Company elected to utilize certain practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carryforward the historical lease classification, not separate the lease and non-lease components for all classes of underlying assets in which it is the lessee, not reassess initial direct costs for existing leases, and make an accounting policy election not to account for leases with an initial term of 12 months or less on the balance sheet. Adoption of the lease standards by the Company initially resulted in the recording of operating lease right-of-use assets of $255.4 million and operating lease liabilities of $289.5 million on the Company’s Consolidated Balance Sheet as of January 1, 2019. The difference between amounts recorded for the operating lease right-of-use assets and operating lease liabilities is due to net reductions for the reclassification of certain deferred lease costs and lease incentives of $16.3 million and impairment write-down adjustments of $17.8 million recorded to retained deficit. The fair value of the right-of-use assets was estimated, using level 3 inputs as defined in the accounting standards codification, utilizing a discounted cash flow approach based upon historical and projected cash flows and market data, including management fees and a market supported lease coverage ratio. The estimated future cash flows were discounted at a rate that is consistent with a weighted average cost of capital from a market participant perspective. The adoption of the lease standard did not have a material impact on the consolidated cash flows of the Company and had no impact on the Company’s covenant compliance under its current debt and lease agreements. See additional discussion at “Note 16 – Leases.”

The adoption of ASC 842 resulted in the following adjustments to the Company’s Consolidated Balance Sheet at January 1, 2019:

Assets
Prepaid expenses and other	$(2,050)
Property and equipment, net	(15,569)
Operating lease right-of-use assets, net	255,386
Other assets, net	(4,715)
Total assets	$233,052
Liabilities and Shareholders’ Equity
Deferred income	$(17,498)
Financing obligations	(35,956)
Operating lease liabilities	289,513
Other long-term liabilities	(15,643)
Total liabilities	$220,416
Total shareholders’ equity	$12,636

Results of Operations

The following tables set forth, for the periods indicated, selected historical Consolidated Statements of Operations and Comprehensive Loss data in thousands of dollars and expressed as a percentage of total revenues.

	Year Ended December 31,
	2019		2018
	$	%	$	%
Revenues:
Resident revenue	$447,100	100.0%	$460,018	100.0%
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	306,786	68.6	294,661	64.1
General and administrative expenses	27,518	6.2	26,961	5.9
Facility lease expense	57,021	12.8	56,551	12.3
Provision for bad debts	3,765	0.8	2,990	0.7
Stock-based compensation expense	2,509	0.6	8,428	1.6
Depreciation and amortization expense	64,190	14.4	62,824	13.7
Total expenses	461,789	103.3	452,415	98.3
Income (Loss) from operations	(14,689)	(3.3)	7,603	1.7
Other income (expense):
Interest income	221	—	165	—
Interest expense	(49,802)	(11.1)	(50,543)	(11.0)
Write-off of deferred loan costs and prepayment premiums	(4,843)	(1.1)	(12,623)	(2.7)
Long-lived asset impairment	(3,004)	(0.7)	—	—
Gain (Loss) on disposition of assets, net	36,528	8.2	28	—
Other income	7	—	3	—
Loss before benefit (provision) for income taxes	(35,582)	(8.0)	(55,367)	(12.0)
Benefit (Provision) for income taxes	(448)	(0.1)	1,771	0.4
Net loss and comprehensive loss	$(36,030)	(8.1)%	$(53,596)	(11.6)%

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Revenues

Resident revenue was $447.1 million for the year ended December 31, 2019, compared to $460.0 million for the year ended December 31, 2018, representing a decrease of $12.9 million, or 2.8%. Our resident revenue was positively impacted by the lease-up of our two communities impacted by the aftermath of Hurricane Harvey.  These communities were closed beginning in the third quarter of 2017 for repairs.  The Company began accepting residents once repairs were completed during the third quarter of 2018, which resulted in an increase of approximately $3.2 million in our resident revenue during fiscal 2019 when compared to fiscal 2018. However, the increase in resident revenue from the two properties impacted by Hurricane Harvey was fully offset by a net decrease in resident revenue at the Company’s other communities of approximately $16.1 million, which was primarily due to a 240 basis points decrease in average financial occupancies.

Expenses

Total expenses were $461.8 million during fiscal 2019 compared to $452.4 million during fiscal 2018, representing an increase of $9.4 million, or 2.1%. This increase is primarily the result of a $12.1 million increase in operating expenses, a $0.6 million increase in general and administrative expenses, a $0.8 million increase in bad debt expense due to an increase in the Medicaid-related bad debt reserve, a $0.5 million increase in facility lease costs due to lease escalations, and a $1.4 million increase in depreciation and amortization expense, partially offset by a $5.9 million decrease in stock-based compensation expense.

•

The increase in operating expenses primarily results from an increase of $4.0 million in insurance-related expenses due to increased premiums and a decrease in insurance proceeds the Company received during fiscal 2019 related to Business Interruption for two communities located in southeast Texas that were impacted by Hurricane Harvey, an increase of $4.5 million due to increased wages and benefits to employees for annual merit increases and incremental costs, including increased contract labor expense needed to supplement and maintain current staffing levels in a competitive labor market, an increase of $1.3 million in promotion and marketing costs, an increase of $0.8 million in service contracts costs, and an increase of $0.7 million in repairs and maintenance expenses, and a $0.7 million increase in supplies expenses.

•

The $0.6 million increase in general and administrative expenses primarily results from a $1.1 million increase in labor-related costs primarily attributable to employee incentive compensation and wages for annual merit increases, an increase of $0.7 million in travel-related expenses, a $0.1 million net increase in other expenses, including consulting and contract labor, due to the need to supplement and maintain current staffing levels in an increasingly competitive labor market, partially offset by a decrease of $1.3 million in separation, placement and retention costs.  Travel expenditure increases were due to the new members of the Company’s corporate operations and marketing leadership team providing hands-on leadership directly to our communities, and the creation of peer review teams in the second quarter of 2019 that provide constructive feedback and best practice recommendations across our communities.

•

The $1.4 million increase in depreciation and amortization expense primarily results from an increase in depreciable assets at the Company’s communities resulting from ongoing capital improvements and refurbishments.

•

The $5.9 million decrease in stock-based compensation expense is primarily attributable to the retirement of the Company’s former CEO and separation of the Company’s former COO, which resulted in the cancellation of their unvested restricted stock awards in the first quarter of 2019. Additionally, the Company concluded performance metrics associated with certain performance-based restricted stock awards were no longer probable of achievement, which resulted in remeasurement adjustments.

Other income and expense.

•	Interest income generally reflects interest earned on the investment of cash balances and escrowed funds or interest associated with certain income tax refunds or property tax settlements.
•

Interest expense decreased $0.7 million in fiscal 2019 when compared to fiscal 2018 primarily due to the early repayment of mortgage debt associated with the closing of the Company’s sale of communities located in Kokomo, Indiana, Springfield, Missouri, and Peoria, Illinois.  The write-off of deferred loan costs and prepayment premiums is attributable to the early repayment of certain mortgage debt associated with the closing of these sale transactions, which resulted in the accelerated amortization of deferred financing charges and early repayment fees and retirement costs.

•

The $3.0 million increase in impairment expense was due to the Company recording $1.6 million and $1.4 million in impairment expense related to fixed assets and the ROU lease asset, respectively, of a leased property located in Boca Raton, Florida, that transferred to a new operator subsequent to year-end.

Benefit (Provision) for income taxes

The provision for income taxes for fiscal 2019 was $(0.4) million, or (0.1%) of revenues, compared to a benefit for income taxes of $1.8 million, or 0.4% of revenues, for fiscal 2018. The effective tax rates for fiscal 2019 and 2018 differ from the statutory tax rates due to state income taxes, permanent tax differences, and changes in the deferred tax asset valuation allowance. The Company is impacted by the TMT, which effectively imposes tax on modified gross revenues for communities within the State of Texas. During each of fiscal 2019 and 2018, the Company consolidated 38 Texas communities and the TMT increased the overall provision for income taxes. The variation in benefit (provision) for income taxes from fiscal 2019 to fiscal 2018 was attributable to the Company electing real property trade or business under Section 163(j)(7)(B) of the Internal Revenue code to opt out of the interest expense limitation

Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, adjustments to the deferred tax asset valuation allowance of $4.4 million and $9.5 million were recorded during fiscal 2019 and 2018, respectively, to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized. Of the $4.4 million adjustment to the valuation allowance during fiscal 2019, a $3.0 million decrease in the valuation allowance was the result of the retained earnings impact related to the adoption of ASC 842 and a $7.4 million increase to the valuation allowance was due to current year activity.

Net loss and comprehensive loss

As a result of the foregoing factors, the Company reported net loss and comprehensive loss of $36.0 million for the fiscal year ended December 31, 2019 and net loss and comprehensive loss of $53.6 million for the fiscal year ended December 31, 2018.

Quarterly Results

The following table presents certain unaudited quarterly financial information for each of the four quarters ended December 31, 2019 and 2018. This information has been prepared on the same basis as the audited consolidated financial statements of the Company appearing elsewhere in this report and include, in the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the audited consolidated financial statements of the Company and the related notes thereto.

	2019 Calendar Quarters
	First	Second	Third	Fourth (1)
	(In thousands, except per share amounts)
Total revenues	$114,176	$113,126	$111,110	$108,688
Income (loss) from operations	1,970	203	(8,105)	(8,757)
Net income (loss) and comprehensive income (loss)	(12,984)	(12,534)	(20,731)	10,219
Net income (loss) per share, basic	$(0.43)	$(0.41)	$(0.68)	$0.34
Net income (loss) per share, diluted	$(0.43)	$(0.41)	$(0.68)	$0.34
Weighted average shares outstanding, basic	30,102	30,279	30,324	30,342
Weighted average shares outstanding, fully diluted	30,102	30,279	30,324	30,412

(1)

The fourth quarter of calendar 2019 was impacted by a $38.8 million gain the Company recognized due to the sale of two communities located in Springfield, Missouri and Peoria, Illinois on October 1, 2019.

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

(1)

The fourth quarter of calendar 2018 was impacted by $4.2 million of additional general and administrative expenses for separation and placement costs primarily associated with the retirement and replacement of the Company’s former CEO and $12.6 million for write-off of deferred loan costs and prepayment premiums from the early repayment of certain mortgage debt on the Company’s owned properties due to the opportunity to establish a master credit facility (“MCF”) with Berkadia and extend scheduled maturities.

Liquidity and Capital Resources

In addition to approximately $24.0 million of unrestricted cash balances on hand as of December 31, 2019, the Company’s principal sources of liquidity are expected to be cash flows from operations, additional proceeds from debt refinancings, equity issuances, and/or proceeds from the sale of assets. The Company expects its available cash and cash flows from operations, additional proceeds from debt refinancings, and proceeds from the sale of assets to be sufficient to fund its short-term working capital requirements. The Company’s long-term capital requirements, primarily for acquisitions and other corporate initiatives, could be dependent on its ability to access additional funds through joint ventures and the debt and/or equity markets. The Company from time to time considers and evaluates transactions related to its portfolio including debt re-financings, equity issuances, purchases and sales of assets, reorganizations and other transactions. There can be no assurance that the Company will continue to generate cash flows at or above current levels or that the Company will be able to obtain the capital necessary to meet the Company’s short and long-term capital requirements.

Recent changes in the economic environment, and other future changes, could result in decreases in the fair value of assets, slowing of transactions, and tightening liquidity and credit markets. These impacts could make securing debt for acquisitions or refinancings for the Company, its joint ventures, or buyers of the Company’s properties more difficult or on terms not acceptable to the Company. Additionally, the Company may be more susceptible to being negatively impacted by operating or performance deficits based on the exposure associated with certain lease coverage requirements.

In summary, the Company’s cash flows were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Net cash provided by operating activities	$5,229	$36,870
Net cash provided by (used in) investing activities	47,778	(21,908)
Net cash used in financing activities	(60,264)	(1,666)
Increase (decrease) in cash and cash equivalents	$(7,257)	$13,296

Operating Activities

The Company had net cash provided by operating activities of $5.2 million and $36.9 million in fiscal 2019 and 2018, respectively. The net cash provided by operating activities for fiscal 2019 primarily results from net non-cash charges of $39.4 million, an increase in accrued expenses of $4.3 million, an increase in deferred resident revenue of $0.6 million, and a decrease in tax and insurance deposits of $0.5 million, partially offset by a net loss of $36.0 million, a decrease in accounts payable of $0.7 million, and increases in prepaid expenses, accounts receivable, and other assets of $1.0 million, $1.3 million, and $0.5 million, respectively.  The net cash provided by operating activities for fiscal 2018 primarily results from net non-cash charges of $87.1 million, a decrease in other assets of $1.4 million, an increase in accounts payable of $1.3 million, a decrease in tax and insurance deposits of $1.2 million, a decrease in prepaid expenses of $1.1 million, an increase in accrued expenses of $1.1 million, and an increase in deferred resident revenue of $0.6 million, partially offset by net loss of $53.6 million and an increase in accounts receivable of $3.2 million.

Investing Activities

The Company had net cash provided by (used in) investing activities of $47.8 million and $(21.9 million) in fiscal 2019 and 2018, respectively. The net cash provided by investing activities for fiscal 2019 primarily results from the Company’s receipt of $68.1 million in proceeds from the disposition of assets, partially offset by capital expenditures associated with ongoing capital renovations and refurbishments of the Company’s senior housing communities of $20.3 million.  The net cash used in investing activities for fiscal 2018 primarily results from capital expenditures associated with ongoing capital renovations and refurbishments at the Company’s senior housing communities.

Financing Activities

The Company had net cash flows used in financing activities of $60.3 million and $1.7 million in fiscal 2019 and 2018, respectively. The net cash used in financing activities for fiscal 2019 primarily results from notes payable proceeds of $37.5 million, of which approximately $31.5 million resulted from mortgage debt refinancings and supplemental mortgage debt financings and the remaining $6.0 million related to insurance premium financing, which was offset by repayments of notes payable of $95.1 million, inclusive of $4.4 million in debt prepayment penalties, and deferred financing charges paid of $1.2 million and payments on financing leases and financing obligations of $1.5 million.  The net cash used in financing activities for fiscal 2018 primarily results from notes payable proceeds of $208.8 million, of which approximately $206.3 million resulted from mortgage debt refinancings and supplemental mortgage debt financings and the remaining $2.5 million related to insurance premium financing, offset by repayments of notes payable of $204.1 million, inclusive of $11.1 million in debt repayment penalties, deferred financing charges paid of $3.3 million, and payments on capital lease and financing obligations of $3.2 million.

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

Not applicable.

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

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 framework). Based on our assessment, we believe that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report which is included as part of this Annual Report on Form 10-K. The Ernst & Young LLP report is on page F-37 of this report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.*
ITEM 11.	EXECUTIVE COMPENSATION.*
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.*
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.*
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.*

*

Information required by Items 10, 11, 12, 13 and 14 will be set forth in the definitive proxy statement relating to the 2020 Annual Meeting of Stockholders of Capital Senior Living Corporation, which will be filed with SEC pursuant to Regulation 14A under the Exchange Act. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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

4.4

2019 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 15, 2019)

*4.5	Description of the Company’s securities

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

10.5.1

Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of Triad Senior Living I, LP. (Incorporated by reference to Exhibit 10.105 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed by the Company with the Securities and Exchange Commission.)

10.6

First Amendment to Triad II Partnership Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated August 15, 2000, filed by the Company with the Securities and Exchange Commission.)

10.7

Second Amendment to the Employment Agreement of David R. Brickman, dated January 27, 2003, by and between David R. Brickman and Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.109 to the Company’s Annual Report on Form 10-K, dated March 26, 2003, filed by the Company with the Securities and Exchange Commission.)

10.8

Master Lease Agreement, dated June 30, 2005, between Ventas Amberleigh, LLC and Capital Senior Management 2, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A, dated June 30, 2005, filed by the Company with the Securities and Exchange Commission on July 11, 2005.)

10.9

Schedule identifying substantially identical agreements to Exhibit 10.10 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, dated June 30, 2005, filed by the Company with the Securities and Exchange Commission on July 11, 2005.)

10.10

Master Lease Agreement, dated October 18, 2005, between Ventas Georgetowne, LLC and Capital Senior Management 2, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 18, 2005, filed by the Company with the Securities and Exchange Commission.)

10.11

Master Lease Agreement, dated May 31, 2006, between subsidiaries of the Company and Healthpeak (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.)

10.12

Lease, dated May 31, 2006, between subsidiaries of the Company and Healthpeak regarding the Crosswood Oaks Facility in Citrus Heights, California (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated May 31, 2006, filed by the Company with the Securities and Exchange Commission.)

10.13

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

*10.15	Employment Agreement dated December 23, 2019, by and between Capital Senior Living Corporation and Carey P. Hendrickson

Exhibit Number	Description

10.16

Form of Outside Director’s Restricted Share Unit Award Under the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on August 5, 2015.)

10.17

Employment Agreement dated January 7, 2019, by and between Capital Senior Living Corporation and Kimberly S. Lody (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 8, 2019.)

10.18

Nonqualified Stock Option Agreement dated January 7, 2019, by and between Capital Senior Living Corporation and Kimberly S. Lody (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 8, 2019.)

10.19

Performance Award Agreement dated January 7, 2019, by and between Capital Senior Living Corporation and Kimberly S. Lody (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 8, 2019.)

10.20

Restricted Stock Award Agreement dated January 7, 2019, by and between Capital Senior Living Corporation and Kimberly S. Lody (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on January 8, 2019.)

10.21

Separation Agreement and Release, entered into as of March 1, 2019, by and between Capital Senior Living, Inc. and Brett D. Lee (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 7, 2019.)

10.22

Employment Agreement, dated February 20, 2019, by and between Capital Senior Living, Inc. and Michael C. Fryar (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, filed by the Company with the Securities and Exchange Commission

10.23

Employment Agreement, dated as of September 10, 2019, by and between Capital Senior Living Corporation and Brandon M. Ribar. (Incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 10, 2019.)

10.24

Sign-On Performance Award Agreement, dated as of September 10, 2019, by and between Capital Senior Living Corporation and Brandon M. Ribar. (Incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 10, 2019.)

10.25

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

Date: March 31, 2020

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

Signature	Title	Date

/s/ KIMBERLY S. LODY	President,	March 31, 2020
Kimberly S. Lody	Chief Executive Officer (Principal
Executive Officer) and Director

/s/ CAREY P. HENDRICKSON	Executive Vice President and	March 31, 2020
Carey P. Hendrickson	Chief Financial Officer (Principal
Financial and Accounting Officer)

/s/ MICHAEL W. REID	Chairman of the Board	March 31, 2020
Michael W. Reid

/s/ PHILIP A. BROOKS	Director	March 31, 2020
Philip A. Brooks

/s/ ED A. GRIER	Director	March 31, 2020
Ed A. Grier

/s/ E. RODNEY HORNBAKE	Director	March 31, 2020
E. Rodney Hornbake

/s/ PAUL J. ISAAC	Director	March 31, 2020
Paul J. Isaac

/s/ JILL M. KRUEGER	Director	March 31, 2020
Jill M. Krueger

/s/ ROSS B. LEVIN	Director	March 31, 2020
Ross B. Levin

/s/ STEVEN T. PLOCHOCKI	Director	March 31, 2020
Steven T. Plochocki

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Capital Senior Living Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Capital Senior Living Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 31, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases effective January 1, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2006.

Dallas, Texas

March 31, 2020

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED BALANCE SHEETS

                               (in thousands)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$23,975	$31,309
Restricted cash	13,088	13,011
Accounts receivable, net	8,143	10,581
Federal and state income taxes receivable	72	152
Property tax and insurance deposits	12,627	13,173
Prepaid expenses and other	5,308	5,232
Total current assets	63,213	73,458
Property and equipment, net	969,211	1,059,049
Operating lease right-of-use assets, net	224,523	—
Deferred taxes, net	76	152
Other assets, net	10,673	16,485
Total assets	$1,267,696	$1,149,144
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,382	$9,095
Accrued expenses	46,227	41,880
Current portion of notes payable, net of deferred loan costs	15,819	14,342
Current portion of deferred income	7,201	14,892
Current portion of financing obligations	1,741	3,113
Current portion of lease liabilities	45,988	—
Federal and state income taxes payable	420	406
Customer deposits	1,247	1,302
Total current liabilities	129,025	85,030
Deferred income, net of current portion	—	8,151
Financing obligations, net of current portion	9,688	45,647
Lease liabilities, net of current portion	208,967	—
Other long-term liabilities	—	15,643
Notes payable, net of deferred loan costs and current portion	905,637	959,408
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value:	—	—
Authorized shares — 15,000; no shares issued or outstanding
Common stock, $.01 par value:
Authorized shares — 65,000; issued and outstanding shares 31,441 and 31,273 in 2019 and 2018, respectively	319	318
Additional paid-in capital	190,386	187,879
Retained deficit	(172,896)	(149,502)
Treasury stock, at cost — 494 shares in 2019 and 2018	(3,430)	(3,430)
Total shareholders’ equity	14,379	35,265
Total liabilities and shareholders’ equity	$1,267,696	$1,149,144

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Revenues:
Resident revenue	$447,100	$460,018	$466,997
Expenses:
Operating expenses (exclusive of facility lease expense and depreciation and amortization expense shown below)	306,786	294,661	290,662
General and administrative expenses	27,518	26,961	23,574
Facility lease expense	57,021	56,551	56,432
Loss on facility lease termination	—	—	12,858
Provision for bad debts	3,765	2,990	1,748
Stock-based compensation expense	2,509	8,428	7,682
Depreciation and amortization expense	64,190	62,824	66,199
Total expenses	461,789	452,415	459,155
Income (Loss) from operations	(14,689)	7,603	7,842
Other income (expense):
Interest income	221	165	73
Interest expense	(49,802)	(50,543)	(49,471)
Write-off of deferred loan costs and prepayment premiums	(4,843)	(12,623)	—
Long-lived asset impairment	(3,004)	—	—
Gain (Loss) on disposition of assets, net	36,528	28	(123)
Other income	7	3	7
Loss before benefit (provision) for income taxes	(35,582)	(55,367)	(41,672)
Benefit (Provision) for income taxes	(448)	1,771	(2,496)
Net loss	$(36,030)	$(53,596)	$(44,168)
Per share data:
Basic net loss per share	$(1.19)	$(1.80)	$(1.50)
Diluted net loss per share	$(1.19)	$(1.80)	$(1.50)
Weighted average shares outstanding — basic	30,263	29,812	29,453
Weighted average shares outstanding — diluted	30,263	29,812	29,453
Comprehensive loss	$(36,030)	$(53,596)	$(44,168)

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
	(In thousands)
Balance at January 1, 2017	30,012	305	171,599	(51,556)	(3,430)	116,918
Restricted stock unit conversions	3	—	0	—	—	0
Restricted stock awards	490	5	(4)	—	—	1
Stock-based compensation	—	—	7,864	(182)	—	7,682
Net loss	—	—	—	(44,168)	—	(44,168)
Balance at December 31, 2017	30,505	310	179,459	(95,906)	(3,430)	80,433
Restricted stock awards	768	8	(8)	—	—	—
Stock-based compensation	—	—	8,428	—	—	8,428
Net loss	—	—	—	(53,596)	—	(53,596)
Balance at December 31, 2018	31,273	318	187,879	(149,502)	(3,430)	35,265
Adoption of ASC 842	—	—	—	12,636	—	12,636
Restricted stock awards	168	1	(2)	—	—	(1)
Stock-based compensation	—	—	2,509	—	—	2,509
Net loss	—	—	—	(36,030)	—	(36,030)
Balance at December 31, 2019	31,441	$319	$190,386	$(172,896)	$(3,430)	$14,379

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Operating Activities
Net loss	$(36,030)	$(53,596)	$(44,168)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	64,190	62,824	66,199
Amortization of deferred financing charges	1,612	1,709	1,626
Amortization of deferred lease costs and lease intangibles, net	—	849	859
Amortization of lease incentives	—	(2,074)	(1,336)
Deferred income	1,078	(1,391)	(1,397)
Deferred taxes	157	(2,245)	1,941
Operating lease expense adjustment	(5,243)	—	—
Lease incentives	—	3,376	5,673
Loss on facility lease termination	—	—	12,858
Write-off of deferred loan costs and prepayment premiums	4,843	12,623	—
(Gain) Loss on disposition of assets, net	(36,528)	(28)	123
Long-lived asset impairment	3,004	—	—
Provision for bad debts	3,765	2,990	1,748
Stock-based compensation expense	2,509	8,428	7,682
Changes in operating assets and liabilities:
Accounts receivable	(1,326)	(3,173)	(8,159)
Property tax and insurance deposits	545	1,213	279
Prepaid expenses and other	(1,013)	1,100	33
Other assets	(500)	1,350	4,061
Accounts payable	(715)	1,294	2,750
Accrued expenses	4,343	1,129	1,689
Other liabilities	—	—	5,017
Federal and state income taxes receivable/payable	14	23	165
Deferred resident revenue	579	561	(1,898)
Customer deposits	(55)	(92)	(151)
Net cash provided by operating activities	5,229	36,870	55,594
Investing Activities
Capital expenditures	(20,306)	(21,965)	(39,959)
Cash paid for acquisitions	—	—	(85,000)
Proceeds from disposition of assets	68,084	57	19
Net cash provided by (used in) investing activities	47,778	(21,908)	(124,940)
Financing Activities
Proceeds from notes payable	37,499	208,841	77,197
Repayments of notes payable	(95,077)	(204,093)	(20,099)
Cash payments for financing lease and financing obligations	(1,516)	(3,151)	(2,869)
Deferred financing charges paid	(1,170)	(3,263)	(1,182)
Net cash provided by (used in) financing activities	(60,264)	(1,666)	53,047
Increase (Decrease) in cash and cash equivalents	(7,257)	13,296	(16,299)
Cash and cash equivalents and restricted cash at beginning of year	44,320	31,024	47,323
Cash and cash equivalents and restricted cash at end of year	$37,063	$44,320	$31,024
Supplemental Disclosures
Cash paid during the year for:
Interest	$47,448	$49,225	$47,022
Income taxes	$505	$555	$543

See accompanying notes to consolidated financial statements.

CAPITAL SENIOR LIVING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

1.	Organization

Capital Senior Living Corporation, a Delaware corporation (together with its subsidiaries, the “Company”), is one of the largest operators of senior housing communities in the United States in terms of resident capacity. The Company owns, operates, develops and manages senior housing communities throughout the United States. As of December 31, 2019, the Company operated 126 senior housing communities in 23 states with an aggregate capacity of approximately 16,000 residents, including 80 senior housing communities which the Company owned and 46 senior housing communities that the Company leased. The accompanying consolidated financial statements include the financial statements of Capital Senior Living Corporation and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

The following table sets forth our cash and cash equivalents and restricted cash (in thousands):

	Year Ended December 31,
	2019	2018
Cash and cash equivalents	$23,975	$31,309
Restricted cash	13,088	13,011
	$37,063	$44,320

Long-Lived Assets and Impairment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets. At each balance sheet date, the Company reviews the carrying value of its property and equipment to determine if facts and circumstances suggest that they may be impaired or that the depreciation period may need to be changed. The Company considers internal factors such as net operating losses along with external factors relating to each asset, including contract changes, local market developments, and other publicly available information to determine whether impairment indicators exist.

If an indicator of impairment is identified, the carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. Recoverability of an asset group is assessed by comparing its carrying amount to the estimated future undiscounted net cash flows expected to be generated by the asset group through operation or disposition, calculated utilizing the lowest level of identifiable cash flows. If this comparison indicates that the carrying amount of an asset group is not recoverable, we are required to recognize an impairment loss. The Company determines the fair value of operating lease ROU assets by comparing the contractual rent payments to estimated market rental rates. Long-lived ROU and fixed assets are valued at fair value using inputs classified as Level 3 in the fair value hierarchy, which are unobservable inputs based on the Company’s assumptions. Impairment, if any, is recorded in the period in which the impairment occurred.

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

During the year ended December 31, 2019, the Company determined a remeasurement write down of approximately $2.3 million was required to adjust the carrying value of a community classified as held for sale to its fair value, net of cost of disposal, which is included in gain (loss) on disposition of assets, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss.  The community was sold prior to December 31, 2019.  The Company did not recognize any expense related to assets held for sale during the year ended December 31, 2018.  The fair values are generally determined based on market rates, industry trends, and recent comparable sales transactions. The actual sales price of these assets could differ significantly from the Company’s estimates.  There were no senior housing communities classified as held for sale by the Company at December 31, 2019 or 2018.

    Advertising Costs

    The Company expenses advertising costs as incurred. Advertising expense was approximately $3.9 million, $3.3 million and $2.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements at December 31, 2019 or 2018.

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

Revenue Recognition

Resident revenue consists of fees for basic housing and certain support services and fees associated with additional housing and expanded support requirements such as assisted living care, memory care, and ancillary services. Basic housing and certain support services revenue is recorded when services are rendered and amounts billed are due from residents in the period in which the rental and other services are provided which totaled approximately $440.1 million and $452.5 million, respectively, for the fiscal years ended December 31, 2019 and 2018. Residency agreements are generally short term in nature with durations of one year or less and are typically terminable by either party, under certain circumstances, upon providing 30 days’ notice, unless state law provides otherwise, with resident fees billed monthly in advance. The Company had contract liabilities for deferred fees paid by our residents prior to the month housing and support services were to be provided totaling approximately $4.3 million and $4.5 million, respectively, which are included as a component of deferred income within current liabilities of the Company’s Consolidated Balance Sheets at December 31, 2019 and 2018. Deferred fees paid by our residents recognized into revenue during fiscal 2019 and 2018 totaled approximately $4.5 million and $3.9 million, respectively, and were recognized as a component of resident revenue within the Company’s Consolidated Statements of Operations and Comprehensive Loss. Revenue for certain ancillary services is recognized as services are provided, and includes fees for services such as medication management, daily living activities, beautician/barber, laundry, television, guest meals, pets, and parking which are generally billed monthly in arrears.

The Company's senior housing communities have residency agreements which generally require the resident to pay a community fee prior to moving into the community and are recorded initially by the Company as deferred revenue. At each of December 31, 2019 and 2018, the Company had contract liabilities for deferred community fees totaling approximately $2.2 million and $1.1 million, respectively, which are included as a component of deferred income within current liabilities of the Company’s Consolidated Balance Sheets. The Company recognized community fees as a component of resident revenue within the Company’s Consolidated Statements of Operations and Comprehensive Loss of approximately $2.9 million and $2.8 million, respectively, during the fiscal years ended December 31, 2019 and 2018.

Revenues from the Medicaid program accounted for approximately 5.9% of the Company’s revenue in fiscal 2019, 5.4% of the Company’s revenue in fiscal 2018, and 5.6% of the Company’s revenue in fiscal 2017. During fiscal 2019, 2018, and 2017, 41, 40, and 41, respectively, of the Company’s communities were providers of services under the Medicaid program. Accordingly, these communities were entitled to reimbursement under the foregoing program at established rates that were lower than private pay rates. Patient service revenue for Medicaid patients was recorded at the reimbursement rates as the rates were set prospectively by the applicable state upon the filing of an annual cost report. None of the Company’s communities were providers of services under the Medicare program during fiscal 2019, 2018, or 2017.

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

Credit Risk and Allowance for Doubtful Accounts

The Company’s resident receivables are generally due within 30 days from the date billed. Accounts receivable are reported net of an allowance for doubtful accounts of $8.6 million and $6.8 million at December 31, 2019 and 2018, respectively, and represent the Company’s estimate of the amount that ultimately will be collected. The adequacy of the Company’s allowance for doubtful accounts is reviewed on an ongoing basis, using historical payment trends, write-off experience, analyses of receivable portfolios by payor source and aging of receivables, as well as a review of specific accounts, and adjustments are made to the allowance as necessary. Credit losses on resident receivables have historically been within management’s estimates, and management believes that the allowance for doubtful accounts adequately provides for expected losses.

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

Self-Insurance Liability Accruals

The Company offers full-time employees an option to participate in its health and dental plans. The Company is self-insured up to certain limits and is insured if claims in excess of these limits are incurred. The cost of employee health and dental benefits, net of employee contributions, is shared between the corporate office and the senior housing communities based on the respective number of plan participants. Funds collected are used to pay the actual program costs, including estimated annual claims, third-party administrative fees, network provider fees, communication costs, and other related administrative costs incurred by the plans. Claims are paid as they are submitted to the Company’s third-party administrator. The Company records a liability for outstanding claims and claims that have been incurred but not yet reported. This liability is based on the historical claim reporting lag and payment trends of health insurance claims. Management believes that the liability for outstanding losses and expenses is adequate to cover the ultimate cost of losses and expenses incurred at December 31, 2019; however, actual claims and expenses may differ. Any subsequent changes in estimates are recorded in the period in which they are determined.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except for per share amounts):

	Year Ended December 31,
	2019	2018	2017
Net loss	$(36,030)	$(53,596)	$(44,168)
Net loss allocated to unvested restricted shares	—	—	—
Undistributed net loss allocated to common shares	$(36,030)	$(53,596)	$(44,168)
Weighted average shares outstanding — basic	30,263	29,812	29,453
Effects of dilutive securities:
Employee equity compensation plans	—	—	—
Weighted average shares outstanding — diluted	30,263	29,812	29,453
Basic net loss per share	$(1.19)	$(1.80)	$(1.50)
Diluted net loss per share	$(1.19)	$(1.80)	$(1.50)

Awards of unvested restricted stock representing approximately 1.1 million, 1.3 million, and 0.9 million shares were outstanding for the fiscal years ended December 31, 2019, 2018, and 2017, respectively, and are antidilutive.

Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of shareholders’ equity until it is canceled. There were no repurchases of the Company’s common stock during fiscal 2019 or 2018.

Stock-Based Compensation

The Company recognizes compensation expense for share-based payment awards to certain employees and directors, including grants of stock options and awards of restricted stock, in the Consolidated Statements of Operations and Comprehensive Loss based on their fair values.

On May 8, 2007, the Company’s stockholders approved the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (as amended, the “2007 Plan”) which provided for, among other things, the grant of restricted stock awards and stock options to purchase shares of the Company’s common stock. The 2007 Plan authorized the Company to issue up to 4.6 million shares of common stock, and the Company had reserved shares of common stock for future issuance pursuant to awards under the 2007 Plan.

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

Recently Issued Accounting Guidance

           In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies certain disclosure requirements in Topic 820, such as the removal of the need to disclose the amount of and reason for transfers between Level 1 and Level 2 of the fair value hierarchy, and several changes related to Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. Current U.S. generally accepted accounting principles (GAAP) require an “incurred loss” methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. ASU 2016-13 replaces the current incurred loss methodology for credit losses and removes the thresholds that companies apply to measure credit losses on financial statements measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. For smaller reporting companies, ASU 2016-13 is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The new lease standard requires lessees to recognize on the balance sheet a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Additionally, in July 2018, the FASB issued ASU 2018-11, Leases, Targeted Improvements, which provided entities with a transition method option to not restate comparative periods presented, but to recognize a cumulative effect adjustment to beginning retained earnings in the period of adoption. The Company adopted the new lease standard on January 1, 2019, on a prospective basis, forgoing comparative reporting using the modified retrospective adoption method, utilizing the simplified transition method available pursuant to the standard, which allowed the Company to continue to apply the legacy accounting guidance under ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption. The Company elected to utilize certain practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carryforward the historical lease classification, not separate the lease and non-lease components for all classes of underlying assets in which it is the lessee, not reassess initial direct costs for existing leases, and make an accounting policy election not to account for leases with an initial term of 12 months or less on the balance sheet. Adoption of the lease standards by the Company initially resulted in the recording of operating lease right-of-use assets of $255.4 million and operating lease liabilities of $289.5 million on the Company’s Consolidated Balance Sheet as of January 1, 2019. The difference between amounts recorded for the operating lease right-of-use assets and operating lease liabilities is due to net reductions for the reclassification of certain deferred lease costs and lease incentives of $16.3 million and impairment write-down adjustments of $17.8 million recorded to retained deficit. The fair value of the right-of-use assets was estimated, using level 3 inputs as defined in the accounting standards codification, utilizing a discounted cash flow approach based upon historical and projected cash flows and market data, including management fees and a market supported lease coverage ratio. The estimated future cash flows were discounted at a rate that is consistent with a weighted average cost of capital from a market participant perspective. The adoption of the lease standard did not have a material impact on the consolidated cash flows of the Company and had no impact on the Company’s covenant compliance under its current debt and lease agreements. See additional discussion at “Note 16 – Leases.”

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

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related footnotes. Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions. The Company believes revenue recognition, long-lived asset impairment, and self-insurance liability accruals are its most critical accounting policies and/or require management’s most subjective judgments.

3. Impairment of Long-Lived Assets

During the year ended December 31, 2019. the Company recorded impairment charges of $1.6 million and $1.4 million related to fixed assets and lease ROU assets, respectively, due to a change in the useful life of its community located in Boca Raton, Florida, which transferred to a new operator subsequent to year-end (see Note 18, Subsequent Events, for discussion of the property’s transition).  Due to the change in useful life, the Company concluded the assets related to that property were not recoverable.  For property and equipment where indicators of impairment were identified, tests of recoverability were performed and the Company has concluded its property and equipment is recoverable and does not warrant adjustment to the carrying value or remaining useful lives, except for the property noted above, as of December 31, 2019 and 2018.

4.Dispositions and Other Significant Transactions

On October 22, 2019, the Company entered into a lease amendment with Healthpeak, as lessors of certain of the Company’s leased properties, which was later amended, to transition one Healthpeak property to new operators on or around January 15, 2020, and to sell the remaining eight as soon as possible, with expected sale dates in or around the second quarter of 2020, to a buyer or buyers. Under the terms of the agreement, the Company will make a one-time payment of $250,000 for the transitioned property as a prepayment against the remaining lease payments. For the eight properties to be sold, Healthpeak is required to arrange, negotiate, and close the sale of these properties. The Company is entitled to 50% of the proceeds in excess of a specified selling price for one of the properties, up to $350,000.  At December 31, 2019, none of the properties had been transitioned to a new operator or sold.  Subsequent to year-end, the Company entered into an agreement with Healthpeak, providing for the early termination of its other Master Lease Agreement between it and Healthpeak.  See discussion at Note 18- Subsequent Events.

Effective October 1, 2019, the Company sold two communities located in Springfield, Missouri and Peoria, Illinois, for $64.8 million. The properties were sold in order to monetize assets deemed at peak performance and resulted in net proceeds to the Company of approximately $14.8 million. The Company recognized a gain of $38.8 million on the disposition of the two communities, which is included in gain (loss) on disposition of assets, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss.  At September 30, 2019, these properties were deemed as assets held for sale resulting in $24.4 million being reclassified to assets held for sale and $44.4 million of corresponding mortgage debt being reclassified to the current portion of notes payable within the Company’s Consolidated Balance Sheets. These communities comprised of 156 and 158 independent living units, respectively.

Effective May 1, 2019, the Company closed on the sale of one senior housing community located in Kokomo, Indiana, for a total purchase price of $5.0 million and received approximately $1.4 million in net proceeds after retiring outstanding mortgage debt of $3.5 million and paying customary transaction and closing costs (the “Kokomo Sale Transaction”). The community was comprised of 96 assisted living units. The Company had reported these assets as held for sale at March 31, 2019 and recorded a remeasurement write-down of approximately $2.3 million to adjust the carrying values of these assets to the sales price, less costs to sell, which was included in Gain (loss) on disposition of assets, net, on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

5.	Property and Equipment

As of December 31, 2019 and 2018, net property and equipment and leasehold improvements, which include assets under financing leases, consists of the following (in thousands):

		December 31,
	Asset Lives	2019	2018
Land		$66,764	$69,842
Land improvements	5 to 20 years	25,718	25,373
Buildings and building improvements	10 to 40 years	1,096,386	1,158,577
Furniture and equipment	5 to 10 years	65,828	66,202
Automobiles	5 to 7 years	5,947	6,344
Assets under financing leases and leasehold improvements	(1)	95,281	98,396
Construction in progress	NA	1,491	421
		1,357,415	1,425,155
Less accumulated depreciation and amortization		(388,204)	(366,106)
Property and equipment, net		$969,211	$1,059,049

(1)

Leasehold improvements are amortized over the shorter of the useful life of the asset or the remaining lease term.  Assets under financing leases and leasehold improvements include $0.6million of financing lease right-of-use assets, net of accumulated amortization, as of December 31, 2019.  Refer to Note 16, Leases, for further information on the Company’s financing leases.

At December 31, 2019 and 2018, furniture and equipment included $4.1 million and $3.8 million of capitalized computer software development costs of which $3.3 million and $3.1 million, respectively, has been amortized and is included as a component of accumulated depreciation and amortization.  At December 31, 2019 and 2018, property and equipment, net included $2.0 million and $0.8 million, respectively, of capital expenditures which had been incurred but not yet paid.

6.	Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2019	2018
Deferred lease costs, net	$-	$4,715
Security and other deposits	9,915	9,889
Other	758	1,881
	$10,673	$16,485

Prior to the adoption of ASC 842, lease acquisition and modification costs were classified as other assets and amortized over their respective lease terms.  The unamortized portion of lease acquisition and modification costs were reclassified into operating right-of-use assets in conjunction with the Company’s adoption of ASC 842 on January 1, 2019.  See Note 2, Summary of Significant Accounting Policies, for further information on the Company’s adoption of ASC 842.

7.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2019	2018
Accrued salaries, bonuses and related expenses	$14,733	$11,996
Accrued property taxes	15,186	14,079
Accrued interest	3,617	3,066
Accrued health claims and workers compensation	5,281	4,845
Accrued professional fees	1,265	1,012
Other	6,145	6,882
	$46,227	$41,880

8.	Notes Payable

Notes payable consists of the following (in thousands):

	Average Monthly	Net Book Value			Notes Payable December 31,
Lender	Payment	Of Collateral (1)	Interest Rate	Maturity Date	2019	2018
Fannie Mae	$135	$24,980	4.69	April 2022	$22,592	$23,127
Fannie Mae	11	3,992	4.97	April 2022	1,958	1,991
Fannie Mae	60	14,170	4.48	May 2022	10,214	10,462
Fannie Mae	20	14,170	4.85	May 2022	3,579	3,640
Fannie Mae	—	—	4.32	January 2023	—	15,194
Fannie Mae	—	—	5.39	January 2023	—	8,327
Fannie Mae	39	7,756	4.58	January 2023	6,656	6,808
Fannie Mae	17	7,756	5.49	January 2023	2,950	2,990
Fannie Mae	45	7,810	5.93	October 2023	6,972	7,092
Fannie Mae	67	12,408	5.50	November 2023	10,792	10,992
Fannie Mae	67	11,598	5.38	November 2023	10,837	11,042
Fannie Mae	282	49,090	5.56	January 2024	45,077	45,892
Fannie Mae	632	103,848	4.24	July 2024	116,183	118,715
Fannie Mae	120	24,074	4.48	July 2024	21,513	21,963
Fannie Mae	81	19,081	4.30	July 2024	14,836	15,156
Fannie Mae	91	61,630	4.98	July 2024	16,053	16,322
Fannie Mae	11	8,817	6.30	July 2024	1,777	1,796
Fannie Mae	134	25,548	4.59	September 2024	23,856	24,342
Fannie Mae	22	12,916	5.72	September 2024	3,584	3,634
Fannie Mae	54	9,810	4.70	September 2024	9,494	9,683
Fannie Mae	53	11,293	4.50	January 2025	9,538	9,731
Fannie Mae	95	6,552	4.46	January 2025	17,333	17,686
Fannie Mae	70	14,605	4.35	February 2025	12,912	13,179
Fannie Mae	—	—	3.85	March 2025	—	21,633
Fannie Mae	102	22,879	3.84	April 2025	19,883	20,324
Fannie Mae	31	22,879	5.53	April 2025	5,223	5,300
Fannie Mae	81	14,732	5.30	June 2025	13,077	13,335
Fannie Mae	58	12,021	4.69	October 2025	10,402	10,595
Fannie Mae	44	8,878	4.70	October 2025	7,862	8,008
Fannie Mae	273	37,074	4.68	December 2025	49,385	50,295
Fannie Mae	9	8,787	5.81	December 2025	1,407	1,426
Fannie Mae	98	22,990	4.10	October 2026	19,127	19,498
Fannie Mae	108	23,515	4.24	December 2026	20,853	21,243
Fannie Mae	655	148,134	5.13	January 2029	150,782	150,782
Fannie Mae	163	148,134	(3)	January 2029	50,261	50,261
Protective Life	96	23,558	3.55	April 2025	19,325	19,787
Protective Life	49	10,566	4.25	August 2025	9,157	9,350
Protective Life	78	16,938	4.25	September 2025	14,565	14,871
Protective Life	138	30,917	4.25	November 2025	25,940	26,478
Protective Life	57	12,901	4.50	February 2026	10,554	10,761
Protective Life	187	39,862	4.38	March 2026	32,099	32,920
Protective Life	70	14,620	4.13	October 2031	11,995	12,326
Berkadia	230	60,462	(4)	December 2021(4)	40,500	65,000

Berkadia	—	—	—	July 2020	—	3,500
Berkadia	96	16,953	(5)	October 2021	10,992	11,255
Fifth Third	125	33,852	(6)	December 2021	31,500	—
HUD	16	4,572	4.48	September 2045	2,875	2,933
Insurance Financing	—	—	3.64	May 2019	—	799
Insurance Financing	—	—	4.40	November 2019	—	763
Insurance Financing	240	—	4.40	May 2020	1,187	—
Insurance Financing	74	—	4.04	November 2020	730	—
Insurance Financing	173	—	4.40	October 2020	1,698	—
	$5,357		4.65% (2)		$930,085	$983,207
Less deferred loan costs, net					8,629	9,457
					$921,456	$973,750
Less current portion					15,819	14,342
					$905,637	$959,408

(1)	78 of the facilities owned by the Company are encumbered by mortgage debt and are provided as collateral under their respective loan agreements.
(2)	Weighted average interest rate on current fixed interest rate debt outstanding.
(3)	Variable interest rate of LIBOR plus 2.14%, which was 3.87% at December 31, 2019.
(4)

Variable interest rate of LIBOR plus 4.50%, which was 6.23% at December 31, 2019.  Effective December 23, 2019, the Company repaid $24.5 million of the loan and extended the maturity date with Berkadia to December 10, 2021.

(5)	Variable interest rate of LIBOR plus 5.00%, which was 6.73% at December 31, 2019.
(6)	Variable interest rate of LIBOR plus 3.25%, which was 4.98% at December 31, 2019.

The aggregate scheduled maturities of notes payable at December 31, 2019 are as follows (in thousands):

2020	$17,793
2021	97,144
2022	53,293
2023	52,741
2024	240,493
Thereafter	468,621
$930,085

On December 23, 2019, the Company obtained $31.5 million of mortgage debt from Fifth Third Bank on its Autumn Glen and Cottonwood Village senior housing communities.  The new mortgage loan is interest only and has a two-year term and an initial variable interest rate of LIBOR plus 3.25%.  The Company incurred approximately $0.6 million in deferred financing costs related to this loan, which are being amortized over the term of the loan.  On the same date, the Company amended and repaid $24.5 million in principal of the interest-only mortgage loan with BBVA USA on its Cottonwood Village, Georgetowne Place, Harrison at Eagle Valley, and Rose Arbor. As a result of the amendment, BBVA released the Cottonwood Village assets from collateral of the mortgage and extended the maturity date from July 11, 2020 to December 10, 2021.  The amended mortgage has an interest-only variable rate of LIBOR plus 4.5%.

On October 1, 2019, in conjunction with the sale of two of its senior housing communities, the Company repaid $44.4  million of associated mortgage debt and $4.4 million of prepayment penalties.

Effective June 28, 2019, the Company exercised its option to extend its interest-only variable interest rate mortgage loan with BBVA USA (formerly Compass Bank) on four of its senior housing communities (Cottonwood Village, Georgetowne Place, Harrison at Eagle Valley, and Rose Arbor). The maturity date was extended from May 11, 2020 to July 11, 2020.

On May 31, 2019, the Company renewed certain insurance policies and entered into two finance agreements totaling approximately $2.6 million and $2.7 million. The finance agreements each have a fixed interest rate of 4.4%, with the principal being repaid over an 11-month and 18-month term, respectively.

The Company issued standby letters of credit with Wells Fargo Bank (“Wells Fargo”), totaling approximately $3.4 million, for the benefit of Hartford Financial Services (“Hartford”) associated with the administration of workers compensation which remain outstanding as of December 31, 2019.

The Company issued standby letters of credit with JPMorgan Chase Bank (“Chase”), totaling approximately $6.5 million, for the benefit of Welltower, Inc. (“Welltower”), formerly Healthcare REIT, Inc. on certain leases between Welltower and the Company which remain outstanding as of December 31, 2019.

The Company issued standby letters of credit with Chase, totaling approximately $2.9 million, for the benefit of Healthpeak Properties, Inc. (“Healthpeak”) on certain leases between Healthpeak and the Company which remain outstanding as of December 31, 2019.

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

In connection with the Company’s loan commitments described above, the Company incurred financing charges that were deferred and amortized over the life of the notes. At December 31, 2019 and 2018, the Company had gross deferred loan costs of $14.3 million and $14.1 million, respectively. Accumulated amortization was $5.7 million and $4.7 million at December 31, 2019 and 2018, respectively. Amortization expense is expected to be approximately $1.6 million in each of the next five fiscal years. The Company was in compliance with all aspects of its outstanding indebtedness at December 31, 2019 and 2018.

9.	Equity

Preferred Stock

The Company is authorized to issue preferred stock in series and to fix and state the voting powers and such designations, preferences and relative participating, optional or other special rights of the shares of each such series and the qualifications, limitations and restrictions thereof. Such action may be taken by the Board without stockholder approval. The rights, preferences and privileges of holders of common stock are subject to the rights of the holders of preferred stock. No preferred stock was outstanding as of December 31, 2019 and 2018.

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

All such purchases were made in open market transactions. There were no repurchases of the Company’s common stock during fiscal 2019 or 2018.

10.	Stock-Based Compensation

The Company recognizes compensation expense for share-based stock awards to certain employees and directors, including grants of employee stock options and awards of restricted stock, in the Company’s Consolidated Statements of Operations and Comprehensive Loss based on their fair values.

The Company’s Amended 2007 Omnibus Stock and Incentive Plan (the “2007 Plan”) provided for, among other things, the grant of restricted stock awards, restricted stock units and stock options to purchase shares of the Company’s common stock. The 2007 Plan authorized the Company to issue up to 4,600,000 million shares of common stock and the Company had reserved shares of common stock for future issuance pursuant to awards under the 2007 Plan.

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

The fair value of stock options was estimated using the Black-Scholes option pricing model. The Black-Scholes model requires the input of certain assumptions including expected volatility, expected dividend yield, expected life of the option and the risk-free interest rate. The expected volatility used by the Company is based primarily on an analysis of historical prices of the Company’s common stock. The expected term of options granted is based primarily on historical exercise patterns on the Company’s outstanding stock options. The risk-free rate is based on zero-coupon U.S. Treasury yields in effect at the date of grant with the same period as the expected option life. The Company does not expect to pay dividends on its common stock and therefore has used a dividend yield of zero in determining the fair value of its awards. The option forfeiture rate assumption used by the Company is based primarily on the Company’s historical option forfeiture patterns. The fair value of stock options was estimated using a Black-Scholes option pricing model with the following weighted-average assumptions:

Year ended December 31, 2019
Expected volatility	37.0%
Expected dividend yield	0.0%
Expected term in years	6.0
Risk free rate	2.55%
Expected forfeiture rate	0.0%

The options outstanding at December 31, 2019 had no intrinsic value, a weighted-average remaining contractual life of 9.0 years, and a weighted-average exercise price of $7.46.  None of the options outstanding at December 31, 2019 were exercisable.  No stock options were outstanding at December 31, 2018 and 2017, as all outstanding options had fully vested and have been exercised or forfeited.

A summary of the Company’s stock option transactions for the years ended December 31, 2019, 2018, and 2017 is as follows:

	Outstanding Beginning of Year	Granted	Exercised	Forfeited	Outstanding End of Year	Options Exercisable
December 31, 2019
Shares	—	147,239	—	—	147,239	—
Weighted average price	$—	$7.46	$—	—	$7.46	$—
December 31, 2018
Shares	—	—	—	—	—	—
Weighted average price	$—	—	$—	—	$—	$—
December 31, 2017
Shares	—	—	—	—	—	—
Weighted average price	$—	—	$—	—	$—	$—

At December 31, 2019, there was approximately $0.3 million of total unrecognized compensation expense related to unvested stock option awards, which is expected to be recognized over a weighted average period of 2.0 years. The fair value of the stock options is amortized as compensation expense over the vesting periods of the options. The Company recorded stock-based compensation expense related to stock options of approximately $0.1 million in 2019.  No expense was recorded related to stock options in 2018 or 2017.

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

The Company recognizes compensation expense of a restricted stock award over its respective vesting or performance period based on the fair value of the award on the grant date, net of actual forfeitures. A summary of the Company’s restricted common stock awards activity and related information for the years ended December 31, 2019, 2018, and 2017 is presented below:

	Outstanding Beginning of Year	Issued	Vested	Forfeited	Outstanding End of Year
December 31, 2019
Shares	1,345,159	662,154	(424,556)	(493,411)	1,089,346
December 31, 2018
Shares	964,484	830,794	(386,900)	(63,219)	1,345,159
December 31, 2017
Shares	829,766	565,745	(355,400)	(75,627)	964,484

The restricted stock outstanding at December 31, 2019, 2018, and 2017, had an aggregate intrinsic value of $3.4 million, $9.1 million, and $13.0 million, respectively.

During fiscal 2019, the Company awarded 662,154 shares of restricted common stock to certain employees and directors of the Company, of which 325,415 shares were subject to performance and market-based vesting conditions. The average market value of the common stock on the date of grant was $4.50. These awards of restricted shares vest over a one to four-year period, unless the award is subject to certain accelerated vesting requirements, and had an intrinsic value of $3.0 million on the date of grant. Additionally, during fiscal 2019, the Company awarded 59,841 restricted stock units to certain directors of the Company with average market value of $3.76 on the date of grant. These awards of restricted units vest over a one-year period and had an intrinsic value of approximately $0.2 million on the date of grant.

Stock Based Compensation

The Company uses the Monte-Carlo simulation model to determine the fair value of performance awards which include market-based vesting conditions. The Monte-Carlo simulation model uses the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination the possibility that the market condition may not be satisfied. Compensation costs related to awards with a market-based condition are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. During fiscal 2019, in accordance with the Company’s long-term incentive compensation plan, the Company granted 325,415 shares of restricted common stock with performance and market-based vesting conditions to certain employees of the Company. These performance awards are subject to a market-based condition that may increase or decrease the number of shares vested if the Company’s 2021 Total Stockholder Return (“TSR”) exceeds or falls below certain achievement level parameters when ranked against the Company’s designated Peer Group. These restricted performance shares vest over a three-year period based on the Company’s Earnings before Interest, Taxes, Depreciation, Amortization, and Rent (“EBITDAR”) financial performance target set by the Company’s compensation committee for the fiscal year ending December 31, 2021. The number of shares of restricted common stock ultimately issued will be prorated between performance level targets achieved.

The Company recognized $2.5 million, $8.4 million, and $7.7 million in stock-based compensation expense during fiscal 2019, 2018, and 2017, respectively, which primarily is associated with employees whose corresponding salaries and wages are included in general and administrative expenses within the Company’s Consolidated Statements of Operations and Comprehensive Loss. Unrecognized stock-based compensation expense is $3.7 million at December 31, 2019. The Company expects stock-based compensation expense to be recognized over a one to three-year period for performance restricted stock awards and a one to four-year period for nonperformance-based restricted stock awards and units.

11.	Income Taxes

The (benefit) provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$(71)	$(152)	$6
State	443	474	550
Deferred:
Federal	76	(2,093)	1,940
State	—	—	—
(Benefit) Provision for income taxes	$448	$(1,771)	$2,496

The (benefit) provision for income taxes differed from the amounts of income tax (benefit) provision determined by applying the U.S. federal statutory income tax rate to income before (benefit) provision for income taxes as a result of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Tax benefit at federal statutory rates	$(7,472)	$(11,627)	$(14,168)
State income tax benefit, net of federal effects	(548)	(665)	(648)
Change in deferred tax asset valuation allowance	7,478	9,543	7,857
Tax reform impact on deferred income taxes	—	—	13,959
Share based compensation ASU 2016-09 adoption	—	—	(5,326)
Other	990	978	822
(Benefit) Provision for income taxes	$448	$(1,771)	$2,496

The effective tax rate for fiscal 2019 differs from the statutory tax rate primarily due to state income taxes, changes in the deferred tax asset valuation allowance, and other permanent tax differences. The Company is impacted by the Texas Margin Tax (“TMT”), which effectively imposes tax on modified gross revenues for communities within the State of Texas and accounts for the majority of the Company’s current state tax expense. The valuation allowance recorded as of Fiscal 2019 was $50.7 million, which had increased from the prior year by $4.4 million. Of the $4.4 million adjustment to the valuation allowance during fiscal 2019, a $3.0 million decrease in the valuation allowance was the result of retained earnings impact related to the adoption of ASC 842 and a $7.4 million increase to the valuation allowance was current year activity. The fiscal 2019 other permanent tax differences include $0.7 million of stock compensation shortfalls and $0.4 million of Section 162(m) compensation limitation.

The effective tax rate for fiscal 2018 differs from the statutory tax rate primarily due to state income taxes, changes in the deferred tax asset valuation allowance, and other permanent tax differences. The fiscal 2018 other permanent tax differences include $0.5 million of stock compensation shortfalls and $0.3 million of Section 162(m) compensation limitation.

The effective tax rate for fiscal 2017 differs from the statutory tax rate primarily due to state income taxes, changes in the deferred tax asset valuation allowance, tax reform impact on deferred income taxes, adoption of ASU 2016-09, and other permanent tax differences.  The fiscal 2017 other permanent tax differences include $0.7 million of stock compensation shortfalls and $0.2 million of Section 162(m) compensation limitation.

A summary of the Company’s deferred tax assets and liabilities, are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Deferred gains on sale/leaseback transactions	$—	$2,440
Lease liabilities	62,166	—
Net operating loss carryforward	34,284	33,252
Compensation costs	2,134	3,087
Depreciation and amortization	3,525	5,323
Other	2,991	2,330
Total deferred tax assets	105,100	46,432
Deferred tax asset valuation allowance	(50,699)	(46,280)
Total deferred tax assets, net	54,401	152
Deferred tax liabilities:
Depreciation and amortization	—	—
Operating lease right-of-use assets	(54,325)	—
Total deferred tax liabilities	$(54,325)	$—
Deferred taxes, net	$76	$152

Income taxes are computed using the asset and liability method and current income taxes are recorded based on amounts refundable or payable. Deferred income taxes are recorded based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which we expect those carryforwards and temporary differences to be recovered or settled. Management regularly evaluates the future realization of deferred tax assets and provides a valuation allowance, if considered necessary, based on such evaluation. As part of the evaluation, management has evaluated taxable income in carryback years, future reversals of taxable temporary differences, feasible tax planning strategies, and future expectations of income. Based upon this evaluation, a valuation allowance has been recorded to reduce the Company’s net deferred tax assets to the amount that is more likely than not to be realized. A significant component of objective evidence evaluated was the cumulative losses before income taxes incurred by the Company over the past several fiscal years. Such objective evidence severely limits the ability to consider other subjective evidence such as the Company’s ability to generate sufficient taxable income in future periods to fully recover the deferred tax assets. However, in the event that we were to determine that it would be more likely than not that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period we made such a determination. The benefits of the net deferred tax assets might not be realized if actual results differ from expectations.  The valuation allowance recorded as of Fiscal 2019 was $50.7 million, which had increased from the prior year by $4.4 million. Of the $4.4 million adjustment to the valuation allowance during fiscal 2019, a $3.0 million decrease in the valuation allowance was the result of retained earnings impact related to the adoption of ASC 842 and a $7.4 million increase to the valuation allowance was current year activity.

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

The Company completed its assessment of the TCJA under SAB 118 as of December 31, 2018, resulting in a net $2.2 million reduction to the Company’s deferred tax asset valuation allowance. The $2.2 million reduction was primarily related to guidance released in December 2018 for companies electing real property trade or business under Section 163(j)(7)(B) of the Internal Revenue Code to opt out of the interest expense limitation. This guidance requires residential rental property to be depreciated under the Alternative Depreciation System (“ADS”), including assets placed in service prior to 2018.

As of December 31, 2019, the Company has federal and state NOL carryforwards of $160.5 million and $135.0 million and related deferred tax assets of $33.7 million and $7.2 million, respectively, and a federal AMT credit carryforward of $0.1 million. The federal and state NOL carryforwards in the income tax returns filed included unrecognized tax benefits. The deferred tax assets recognized for those NOLs are presented net of the unrecognized benefits. If not used, the federal NOL generated prior to fiscal 2018 will expire during fiscal 2033 to 2037 and non-conforming state NOL’s will expire during fiscal 2020 to 2039. Federal NOL’s generated in fiscal 2018 and beyond currently have no expiration due to changes to tax laws enacted with the TCJA. Some state jurisdictions conform to the unlimited net operating loss carryforward provisions as modified by the TCJA. However, some jurisdictions do not conform to the above-mentioned provisions.

Utilization  of  the  net  operating  loss  carryforwards  might  be  subject  to  a  substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future,  as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.

Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition. As no utilization of the NOL carryforwards are being or are projected to be utilized in the near future, the Company has not currently completed a study to assess whether an ownership change has occurred. As the Company maintains a valuation allowance in all jurisdictions where the NOL carryovers are present, any potential Section 382 limitation would also be impacted by the valuation allowance. Any carryforwards that will expire prior to utilization as a result of a Section 382 limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance

A summary of the Company’s unrecognized tax benefits activity and related information for the years ended December 31, 2019, 2018, and 2017 is presented below (in thousands):

	2019	2018	2017
Beginning balance, January 1	$4,644	$3,416	$3,786
Gross increases – tax positions in prior period	2,468	1,228	—
Gross decreases – tax positions in prior period	—	—	(370)
Gross increases – tax positions in current period	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	(323)	—	—
Ending balance, December 31	$6,789	$4,644	$3,416

The Company evaluates uncertain tax positions through consideration of accounting and reporting guidance on criteria, measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial-statement comparability among different companies. The Company is required to recognize a tax benefit in its financial statements for an uncertain tax position only if management’s assessment is that its position is “more likely than not” (i.e., a greater than 50 percent likelihood) to be upheld on audit based only on the technical merits of the tax position. The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as income tax expense. As of December 31, 2019, the Company has unrecognized tax benefits of $6.8 million for an uncertain tax position associated with a change in accounting method. The unrecognized tax benefits as of December 31, 2019 are timing-related uncertainties that if recognized would not impact the effective tax rate of the Company. Unrecognized tax benefit changes in the next 12 months will be a reduction of $1.7 million. The Company files income tax returns in the U.S. federal jurisdiction and U.S. state jurisdictions. As of December 31, 2019, the Company is generally no longer subject to U.S. federal and state income tax examinations for tax years prior to 2016.

12.	Employee Benefit Plans

The Company has a 401(k) salary deferral plan (the “Plan”) in which certain employees of the Company meeting minimum service and age requirements are eligible to participate. Contributions to the Plan are in the form of employee salary deferrals, which are subject to employer matching contributions of 50% of up to 4% of the employee’s annual salary. The Company’s contributions are funded semi-monthly to the Plan administrator. Matching contributions of $0.5 million were contributed to the Plan in each of fiscal 2019, 2018 and 2017. The Company incurred administrative expenses related to the Plan of $24,000, $25,000, and $21,300 in fiscal 2019, 2018, and 2017, respectively.

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

The Company had two of its senior housing communities located in southeast Texas impacted by Hurricane Harvey during the third quarter of fiscal 2017. We maintain insurance coverage on these communities which includes damage caused by flooding. The insurance claim for this incident required a deductible of $100,000 that was expensed as a component of operating expenses in the Company’s Consolidated Statement of Operations and Comprehensive Loss in the third quarter of fiscal 2017. Physical repairs have been completed to restore the communities to their condition prior to the incident and these communities reopened and began accepting residents in July 2018. We have incurred approximately $6.2 million in clean-up and physical repair costs, almost all of which have been recovered through insurance proceeds. At December 31, 2019 and 2018, the Company expected to receive an additional $0.3 million and $2.4 million, respectively, in insurance proceeds from our respective carrier, which was included in prepaid expenses and other on the Company’s Consolidated Balance Sheets.  In addition to the repairs of physical damage to the buildings, the Company’s insurance coverage includes loss of business income (“Business Interruption”). Business Interruption includes reimbursement for lost revenue as well as incremental expenses incurred as a result of the hurricane. The Company received payments from our insurance underwriters during fiscal 2019 and 2018 totaling approximately $2.5 million and $5.1 million related to Business Interruption, respectively, which have been included as a reduction to operating expenses in the Company’s Consolidated Statement of Operations and Comprehensive Loss for each respective year.  Business interruption payments ceased in accordance with our insurance policy in July 2019.

In July 2018, the Company received notifications from the Internal Revenue Service (“IRS”) pursuant to the Affordable Care Act (“ACA”) that the Company may be liable for an Employer Shared Responsibility Payment (“ESRP”) in the amount of approximately $2.1 million for the year ended December 31, 2015. The ESRP is applicable to employers that had 50 or more full-time equivalent employees, did not offer minimum essential coverage (“MEC”) to at least 70% of full-time employees and their dependents, or did offer MEC to at least 70% of full-time employees and their dependents which did not meet the affordable or minimum value criteria and had one or more full-time employees certified as being allowed the premium tax credit (“PTC”). The IRS determines the amount of the proposed ESRP from information returns completed by employers and from income tax returns completed by employees. Based upon the Company’s review of the notifications provided by the IRS, the Company initially concluded it would be liable for approximately $0.2 million of the ESRP assessments which was accrued within certain employee benefit reserves. The Company formally responded to the notifications from the IRS and received favorable decisions revising the ESRP to $83,200 during the fourth quarter of fiscal 2018.  The Company believes it has appropriate reserves as of December 31, 2019 and 2018.

14.Fair Value of Financial Instruments

The carrying amounts and fair values of financial instruments at December 31, 2019 and 2018 are as follows (in thousands):

	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$23,975	$23,975	$31,309	$31,309
Restricted cash	13,088	13,088	13,011	13,011
Notes payable, excluding deferred loan costs	930,085	899,326	983,207	945,318

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

The estimated fair value of these assets and liabilities could be affected by market changes and this effect could be material.

15.	Allowance for Doubtful Accounts

The components of the allowance for doubtful accounts are as follows (in thousands):

	December 31,
	2019	2018	2017
Balance at beginning of year	$6,793	$4,881	$4,253
Provision for bad debts, net of recoveries	3,765	2,990	1,748
Write-offs and other	(1,915)	(1,078)	(1,120)
Balance at end of year	$8,643	$6,793	$4,881

Accounts receivable are reported net of an allowance for doubtful accounts to represent the Company’s estimate of inherent losses at the balance sheet date.  The increase in the allowance for doubtful accounts is primarily due to an increase in Medicaid receivables, which is due to an increase in the number of residents for which Medicaid is the payor.  The Company’s bad debt expense for Medicaid is higher than that for private pay residents.

16.	Leases

The Company has operating leases for various real estate (primarily senior housing communities) and equipment as well as financing leases for certain vehicles. As of December 31, 2019, the Company leased 46 senior housing communities from certain real estate investment trusts (“REITs”). Under these facility lease agreements, the Company is responsible for all operating costs, maintenance and repairs, insurance and property taxes. Additionally, facility leases may include contingent rent increases when certain operational performance thresholds are surpassed, at which time the right-of-use assets and lease liability will be remeasured.

Ventas

As of December 31, 2019, the Company leased seven senior housing communities (collectively the “Ventas Lease Agreements”) from Ventas. Effective January 31, 2017, the Company acquired from Ventas the underlying real estate associated with four of its operating leases for a total acquisition price of $85.0 million (the “Four Property Lease Transaction”). The Company obtained interim, interest-only, bridge financing from Commercial Mortgage LLC (“Berkadia”) for $65.0 million of the acquisition price with an initial variable interest rate of LIBOR plus 4.0% and a 36-month term, with an option to extend six months, and the balance of the acquisition price paid was from the Company’s existing cash resources. Additionally, the Company agreed to continue paying $2.3 million of the annual rents associated with the four communities acquired over the remaining lease term of the remaining seven leased communities. At December 31, 2019 and 2018, the lease termination obligation was $11.4 million and $12.9 million, respectively.  Prior to the Four Property Lease Transaction, the Company previously leased 11 senior housing communities from Ventas.

During the second quarter of fiscal 2015, the Company executed amendments to the master lease agreements with Ventas to facilitate up to $24.5 million of leasehold improvements for 10 communities within the Ventas lease portfolio and extend the lease terms until September 30, 2025, with two five-year renewal extensions available at the Company’s option. During the second quarter of fiscal 2016, the Company executed amendments to the master lease agreements with Ventas to increase the funds budgeted for leasehold improvements (the “Special Project Funds”) from $24.5 million to $28.5 million and extend the date for completion of the leasehold improvements to June 30, 2017. During the second quarter of fiscal 2017, the Company executed amendments to the master lease agreements with Ventas to decrease the Special Project Funds for leasehold improvements from $28.5 million to approximately $17.0 million due to the Four Property Lease Transaction and extend the date for completion of the leasehold improvements to June 30, 2018. During the second quarter of fiscal 2019, the Company executed amendments to the master lease agreements with Ventas to increase the Special Project Funds for leasehold improvements from approximately $17.0 million to approximately $20.0 million and extend the date for completion of the leasehold improvements to June 30, 2021. The initial lease rates under each of the Ventas Lease Agreements ranged from 6.75% to 8% and are subject to contingent rent escalation clauses. When a contingency is resolved and an escalation occurs, the amount is included within lease payments and reflected in the ROU asset and lease liability.  Subsequent to year-end, the Company entered into an agreement with Ventas, providing for the early termination of its Master Lease Agreement between it and Ventas covering seven communities.  See discussion at Note 18- Subsequent Events.

Healthpeak

As of December 31, 2019, the Company leased 15 senior housing communities (collectively the “Healthpeak Lease Agreements”) from Healthpeak Properties, Inc., formerly HCP, Inc. (“Healthpeak”). During the fourth quarter of fiscal 2013, the Company executed an amendment to the master lease agreement with Healthpeak to facilitate up to $3.3 million of leasehold improvements for one community within the Healthpeak lease portfolio and extend the initial lease terms for nine communities until October 31, 2020. During the second quarter of fiscal 2015, the Company exercised its right to extend the lease term with Healthpeak for the remaining six communities in the Healthpeak lease portfolio until April 30, 2026. The initial lease rates under the Healthpeak Lease Agreements ranged from 7.25% to 8% and are subject to certain conditional escalation clauses. When a contingency is resolved and an escalation occurs, the amount is included within lease payments and reflected in the ROU asset and lease liability. On October 22, 2019, the Company executed an amendment to the master lease agreement with Healthpeak, which was later amended, to transition one of the Healthpeak communities to a new operator on or around January 15, 2020, and to sell the remaining eight as soon as possible to one or more buyers. The Company was obligated to pay a $0.3 million termination fee on the transition of the one community to a  new operator.  Subsequent to year-end, the Company entered into an agreement with Healthpeak providing for the early termination of the master lease agreement with Healthpeak.  See discussion  Note 18- Subsequent Events.

Welltower

As of December 31, 2019, the Company leased 24 senior housing communities (collectively the “Welltower Lease Agreements”) from Welltower. The Welltower Lease Agreements each have an initial term of 15 years. The initial lease rates under the Welltower Lease Agreements ranged from 7.25% to 8.5% and are subject to certain conditional escalation clauses. When a contingency is resolved and an escalation occurs, the amount is included within lease payments and reflected in the ROU asset and lease liability. The initial terms on the Welltower Lease Agreements expire on various dates through from April 2025 through April 2026. Subsequent to year-end, the Company entered into an agreement with Welltower, providing for the early termination of three Master Lease Agreement between it and Welltower covering 24 communities.  See discussion at Note 18- Subsequent Events.

The Company determines if a contract is or contains a lease at inception or modification of a contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Control over the use of the identified asset means the lessee has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.  The Company, as lessee, makes a determination with respect to each of its community and equipment leases as to whether each should be accounted for as an operating lease or financing lease. The classification criteria is based on estimates regarding the fair value of the leased asset, minimum lease payments, effective cost of funds, economic life of the asset, and certain other terms in each lease agreement.

Operating lease right-of-use assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term on the lease commencement date. When the implicit lease rate is not determinable, the Company’s incremental borrowing rate based on the information available at the lease commencement date is used in determining the present value of future minimum lease payments. As of December 31, 2019, the weighted average discount rate and average remaining lease terms of the Company's operating leases was 7.8% and 5.6 years, respectively. The expected lease terms include options to extend or terminate the lease when it is reasonably certain the Company will exercise such options. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease terms.

Financing lease right-of-use assets are recognized within property, plant and equipment and leasehold improvements, net on the Company's consolidated balance sheets. The Company recognizes interest expense on the financing lease liabilities utilizing the effective interest method.  As of December 31, 2019, the weighted average discount rate and average remaining lease term of the Company's financing leases was 7.1% and 3.9 years, respectively. The right-of-use asset is generally amortized to depreciation and amortization expense on a straight-line basis over the lease term.

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

Most of the Company’s lease agreements include one or more options to renew, with renewal terms that can extend the lease term for an additional one to 20 years at the Company’s option. The recoverability of assets and depreciable life of leasehold improvements are limited by expected lease terms. There are various financial covenants and other restrictions in the Company’s lease agreements. The Company’s lease agreements do not contain any material residual value guarantees. The Company was in compliance with all of its lease covenants at December 31, 2018 and lease covenants with regard to its Healthpeak leases at December 31, 2019. With regard to its Master Lease Agreements with Ventas and Welltower, the Company was not in compliance with certain financial covenants as of December 31, 2019.  Subsequent to year-end, the Company entered into forbearance agreements with Ventas and Welltower with respect to such defaults.  See footnote 18, “Subsequent Events.”

          A summary of operating and financing lease expense (including the respective presentation on the consolidated statement of operations) and cash flows from leasing transactions for the year ended December 31, 2019 is as follows:

Operating Leases (in thousands)	Year Ended December 31, 2019
Facility lease expense	$57,022
General and administrative expenses	812
Operating expenses, including variable lease expense of $6,142	6,466
Total operating lease costs	$64,300
Operating lease expense adjustment	5,243
Operating cash flows from operating leases	$69,543

Financing Leases (in thousands)	Year Ended December 31, 2019
Depreciation and amortization	$11
Interest expense: financing lease obligations	3
Total financing lease costs	$14
Operating cash flows from financing leases	11
Financing cash flows from financing leases	3
Total cash flows from financing leases	$14

The aggregate amounts of future minimum lease payments recognized on the consolidated balance sheet as of December 31, 2019 are as follows (in thousands):

Year Ending December 31,	Operating Leases	Financing Leases
2020	$63,549	$148
2021	51,401	148
2022	51,321	148
2023	51,274	138
2024	51,245	—
Thereafter	44,762	—
Total	$313,552	$582
Less: Amount representing interest (present value discount)	(59,107)	(72)
Present value of lease liabilities	$254,445	$510
Less: Current portion of lease liabilities	(45,871)	(117)
Lease liabilities, net of current portion	$208,574	$393

The aggregate amounts of future minimum operating lease payments not recognized on the consolidated balance sheet under ASC 840 as of December 31, 2018 are as follows (in thousands):

Year Ending December 31,	Operating Leases
2019	$66,455
2020	63,929
2021	52,093
2022	52,062
2023	52,026
Thereafter	97,165
Total lease payments	$383,730

17.	Quarterly Financial Information (Unaudited)

The following table presents certain unaudited quarterly financial information for each of the four quarters ended December 31, 2019 and 2018. This information has been prepared on the same basis as the audited consolidated financial statements of the Company and include, in the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with the audited consolidated financial statements of the Company.

	2019 Calendar Quarters
	First	Second	Third	Fourth (1)
	(In thousands, except per share amounts)
Total revenues	$114,176	$113,126	$111,110	108,688
Income (Loss) from operations	1,970	203	(8,105)	(8,757)
Net income (loss) and comprehensive income (loss)	(12,984)	(12,534)	(20,731)	10,219
Net income (loss) per share, basic	$(0.43)	$(0.41)	$(0.68)	$0.34
Net income (loss) per share, diluted	$(0.43)	$(0.41)	$(0.68)	$0.34
Weighted average shares outstanding, basic	30,102	30,279	30,324	30,342
Weighted average shares outstanding, fully diluted	30,102	30,279	30,324	30,412

(1)

The fourth quarter of calendar 2019 was impacted by a $38.8 million gain the Company recognized due to the sale of two communities located in Springfield, Missouri and Peoria, Illinois on October 1, 2019.

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

(1)

The fourth quarter of calendar 2018 was impacted by $4.2 million of additional general and administrative expenses for separation and placement costs primarily associated with the retirement and replacement of the Company’s CEO and $12.6 million for write-off of deferred loan costs and prepayment premiums from the early repayment of certain mortgage debt on the Company’s owned properties due to the opportunity to establish an MCF with Berkadia and extend scheduled maturities.

18.    Subsequent Events

Disposition of Boca Raton, Florida Community

Effective January 15, 2020, the Company’s leased senior living community located in Boca Raton, Florida transitioned to a new operator.  In conjunction with the transition, the Company paid Healthpeak a one-time $0.3 million payment as a prepayment against the remaining lease payments and was relieved of any additional obligation to Healthpeak with regard to that property.  The transition was the first transaction under the Company’s October 22, 2019 agreement with Healthpeak.

Early Termination of Master Lease Agreements

Welltower

On March 15, 2020, the Company entered into an agreement with Welltower, providing for the early termination of three Master Lease Agreements between it and Welltower covering 24 communities.  Pursuant to such agreement, among other things, from February 1, 2020 through December 31, 2020, the Company agreed to pay Welltower rent of approximately $2.2 million per month for such communities as compared to approximately $2.8 million per month that would otherwise have been due and payable under the Master Lease Agreements.  The Company will not be required to comply with certain financial covenants of the Master Lease Agreements during the forbearance period.  In conjunction with the agreement, the Company agreed to release $6.5 million in security deposits held by Welltower.  In addition, the agreement with Welltower provides for the conversion of the lease agreements covering the communities into property management agreements with the Company on December 31, 2020, if such communities have not been transitioned to a successor operator.

Ventas

On March 10, 2020, the Company entered into an agreement with Ventas, providing for the early termination of a Master Lease Agreement between it and Ventas covering seven communities.  Pursuant to such agreement, among other things, from February 1, 2020 through December 31, 2020, the Company agreed to pay Ventas rent of approximately $1.0 million per month for such communities as compared to approximately $1.3 million per month that would otherwise have been due and payable under the Master Lease Agreements.  The Company will not be required to comply with certain financial covenants of the Master Lease Agreements during the forbearance period.  In conjunction with the agreement, the Company agreed to release $3.9 million in security deposits held by Ventas.  In addition, the agreement with Ventas provides for the conversion of the lease agreements covering the communities into property management agreements with the Company on December 31, 2020 if Ventas has not transitioned such communities to a successor operator.

Healthpeak

On March 1, 2020, the Company entered into an agreement with Healthpeak, effective February 1, 2020, providing for the early termination of a Master Lease Agreement between it and Healthpeak, previously scheduled to mature in April 2026.  The Master Lease Agreement was converted into a management agreement under a RIDEA structure pursuant to which the Company agreed to manage the six communities that were subject to such lease agreement until such communities are sold by Healthpeak.  In conjunction with the agreement, the Company agreed to release approximately $1.9 million of security deposits held by Healthpeak.

The Company expects that these agreements will result in lease modifications under ASC 842, which will significantly reduce the Company’s operating lease right-of-use assets, net and its operating lease liabilities.  Additionally, the Company expects the lease modifications to advance the timing of recognition within the Company’s Consolidated Statements of Operations and Comprehensive Loss for certain assets and liabilities including $43.7 million of leasehold improvements and $11.4 million of lease related financing obligations as of December 31, 2019 as the modified leases are now expected to terminate by December 31, 2020.

 Coronavirus

Since its discovery in December 2019, a new strain of coronavirus, which causes the viral disease known as COVID-19, has spread from China to many other countries, including the United States. The outbreak has been declared to be a pandemic by the World Health Organization, and the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. Additionally, the Centers for Disease Control and Prevention has stated that older adults are at a higher risk for serious illness from the coronavirus. As a result of the outbreak, which effectively began impacting the United States in early March, the Company has taken necessary precautions to prevent and/or minimize spread of the virus at its communities.  After the COVID-19 outbreak, the Company began experiencing a decrease in the number of in-person potential resident tours; however. the Company has created virtual tours, and prospective residents are able to see pictures of the community and resident rooms online.  While leads and in-person tours have slowed, new residents do continue to move in, although at a lower rate than in recent months.  Move outs have also slowed as compared to recent months.  The Company expects to recognize increases in labor costs due to the need for premium labor to supplement staffing, and increases in medical supplies.  In response, the Company has reduced spending on non-essential supplies, travel costs and all other discretionary items, and has ceased all non-essential capital expenditure projects.  The Company is monitoring the potential impact on its revenues and expenses.  The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions taken to contain the coronavirus or treat its impact, among others.

Disposition of Merrillville, Indiana Community

Effective March 31, 2020, the Company sold one community located in Merrillville, Indiana for a total purchase price of $7.0 million and received approximately $6.9 million in net proceeds after paying customary closing costs.  The community was unencumbered.  The community was comprised of 171 assisted living units and 42 memory care units.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Capital Senior Living Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Capital Senior Living Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Capital Senior Living Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 31, 2020 expressed an unqualified opinion thereon.

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

March 31, 2020