Form 10-K/A
period 2019-12-31
CAPITAL SENIOR LIVING CORP
filed 2020-04-29
CIK 1043000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

The aggregate market value of the 25,257,764 shares of the Registrant’s common stock, par value $0.01 per share (“Common Stock”), held by non-affiliates (defined to exclude all of the Registrant’s executive officers, directors, and certain significant stockholders) on June 28, 2019, the last day of the Registrant’s most recently completed second quarter, based upon the adjusted closing price of the Registrant’s Common Stock as reported by the New York Stock Exchange on such date was approximately $127.0 million. As of April 24, 2020, the Registrant had 31,882,747 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for Capital Senior Living Corporation (together with its subsidiaries, the “Company”) for the fiscal year ended December 31, 2019, which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2020 (the “Original Filing”).

We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2019. The reference on the cover page of the Original Filing to our incorporation by reference of certain sections of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

Except as set forth in Part III below and the updates to the List of Exhibits, no other changes are made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

i

CAPITAL SENIOR LIVING CORPORATION

ii

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required under this Item with respect to executive officers of the Company is included under the heading “Information about Our Executive Officers and Other Key Employees” at the end of Item 1 in the Original Filing. The names of our directors, their ages as of the date of this Amendment, and certain other information about them are set forth below. There are no family relationships among any of our directors or executive officers.

Directors

Our Board of Directors (the “Board”) is currently divided into three classes and the number of directors: Class I (terms expire at 2022 annual meeting), Class II (terms expire at 2020 annual meeting) and Class III (terms expire at 2021 annual meeting).  The Board had previously fixed the authorized number of directors at ten and, following the prior resignation of a Class I director, we had nine directors and one vacant Board seat.

The Board determined to rebalance the number of directors in each Board class in order to equalize the class sizes.  Accordingly, Ross Levin agreed to be redesignated from a Class III director to a Class II director and was redesignated by the Board from a Class III director to a Class II director to stand for election at the 2020 annual meeting of the Company’s stockholders.  The Board also resolved to reduce the number of directors from ten to nine.  As a result of such changes, the Board currently consists of nine directors with three directors in each of Classes I, II and III.

In December 2019, the Board unanimously approved and declared advisable, and determined to recommend that our stockholders approve, amendments to the Fifth Article of our Amended and Restated Certificate of Incorporation, as amended, to implement a path to declassify the Board such that, if approved by our stockholders, we will hold annual elections of all directors beginning with the 2023 annual meeting of stockholders.

Set forth below is information concerning the age, principal occupation and employment during the past five years, other directorships and positions with the Company for each of our directors, including the year in which he or she first became a director of the Company and his or her term of office as a director.

Name	Age	Position(s)	Class	Director’s Term Expires
Kimberly S. Lody	54	Chief Executive Officer, President and Director	II	2020
E. Rodney Hornbake	69	Director	II	2020
Ross B. Levin	36	Director	II	2020
Paul J. Isaac	70	Director	III	2021
Jill M. Krueger	60	Director	III	2021
Michael W. Reid	66	Director	III	2021
Philip A. Brooks	61	Director	I	2022
Ed A. Grier	65	Director	I	2022
Steven T. Plochocki	68	Director	I	2022

Philip A. Brooks has been a director since 2010. Mr. Brooks has more than 31 years of experience as a financier and investor, credit manager, and product/policy analyst. With extended focus on seniors housing and healthcare, he has provided $5 billion of operating and property capital for this sector. He is a principal investor and managing partner in Select Living, LLC, which acquires properties to develop to special market dynamics. He is a portfolio advisor to NRV, a venture capital firm funding early stage growth companies in Virginia. Previously, Mr. Brooks served as a Senior Vice President, Loan Production for Walker & Dunlop, LLC, a NYSE-listed provider of financial services for owners and developers of commercial real estate throughout the United States. Prior to Walker & Dunlop, LLC, from February 2011, Mr. Brooks served as Senior Vice President, Loan Production for CWCapital, LLC, a mortgage finance company, which was acquired by Walker & Dunlop, LLC in September 2012. From 1996 to October 2010, Mr. Brooks served in various senior executive positions with Berkadia Commercial Mortgage, LLC, a national mortgage bank, which was previously known as Capmark Finance Inc. and GMAC Commercial Mortgage. He was a founding member of the American Seniors Housing Association, a leading trade association promoting seniors housing, and was on the Board of Directors of the National Investment Center for the Seniors Housing & Care Industry, a leading trade association promoting the industry to the capital markets. Mr. Brooks also serves a director of the Virginia Council on Economic Education and the Virginia Community Development Corporation.

Ed A. Grier has been a director since 2016. Mr. Grier has been the Dean of the Virginia Commonwealth University (“VCU”) School of Business since March 2010. Prior to joining VCU, Mr. Grier spent approximately 29 years with the Walt Disney Company (“Disney”) beginning in 1981. He served as the President of the Disneyland Resort from 2006 until 2010 and held various senior financial and operational roles during his career with Disney. Mr. Grier serves as a director of NVR, Inc., a NYSE-listed residential homebuilding company which operates in two business segments: homebuilding and mortgage banking (“NVR”), and as a member of the audit committee of NVR’s board of directors. Mr. Grier served as a director of the Middleburg Trust Company, a provider of wealth management services and a division of Access National Corp. (NADAQ: ANCX), until the consummation of its merger with and into Union Bankshares Corporation in February 2019.  He is also a director of Witt/Kieffer, an executive search firm. In addition, Mr. Grier serves on the boards of the Greater Richmond Chamber of Commerce, The Colonial Williamsburg Foundation and ChildFund International and serves as a trustee for Brandman University. Mr. Grier is also a Certified Public Accountant.

E. Rodney Hornbake, M.D. has been a director since 2011. Dr. Hornbake is currently serving as a part-time physician at a safety net clinic and as a consultant to various hospitals, medical groups and law firms across the country. Dr. Hornbake has served as the Medical Director of the Wheeler Clinic, a multisite provider of medical and other services in Connecticut. Dr. Hornbake formerly served as the Managing Partner of Essex Internal Medicine, a private practice of internal medicine and geriatrics, that he formed in 2002. Dr. Hornbake served as Senior Vice President and Chief Medical Officer of Gentiva from March 2000 to April 2002. Gentiva was spun-off from Olsten Corporation, a staffing services company, that Dr. Hornbake joined as part of its management team in 1999. Dr. Hornbake also served as Medical Director of Care Centrix, a home care benefits management company, from November 1999 until 2002, and he continued to serve in a consulting role to Care Centrix from 2002 to 2010. Dr. Hornbake previously served as Vice President and Medical Director of the North Shore-LIJ Health System in New York from 1996 to 1999, as Chief Medical Officer for Aetna Professional Management Corporation from 1994 to 1996, and as Chief of Medicine for the Park Medical Group/Park Ridge Health System in New York from 1993 to 1994. Dr. Hornbake served as Clinical Assistant Professor of Medicine at the University of Connecticut from August 2002 to 2010 and as an Associate Professor (Adjunct) of Hofstra University from 1998 to 2004. Dr. Hornbake served on the board of Equity Health Partners, a privately-held start-up technology company, from 2008 until 2012, and he served on the Commission on Office Laboratory Accreditation for ten years, including two years as its Chairman.

Paul J. Isaac has been a director since March 2017. Mr. Isaac is the founder and CEO of Arbiter Partners Capital Management LLC. Mr. Isaac has been actively investing on behalf of himself and others for over forty years. Prior to founding Arbiter Partners, Mr. Isaac managed equity and debt portfolios directly; researched and employed outside managers; analyzed and invested in alternative strategies; and provided investment strategy consulting to investors. He also has a broad range of sell side experience, including eighteen years of managerial experience in the securities industry, spent at Mabon, Nugent & Co. and its successor firms. During that time, he developed and ran the firm’s training program as well as managed the firm’s municipal, government, mortgage-backed and high yield bond departments. He served as Chief Economist and chaired the firm’s commitments and credit committees. During his time at Mabon, Mr. Isaac also spent a time as Chairman of the Securities Industry Association Capital Rules Committee. Mr. Isaac currently serves as a director of Irex Corporation (North Lime Holdings). Mr. Isaac is Treasurer, Trustee and a member of the Executive Committee for PEF Israel Endowment Funds Inc. Mr. Isaac graduated from Williams College with Highest Honors in Political Economy and was a Thomas J. Watson Foundation Fellow.

Jill M. Krueger has been a director since 2004. She is the founding President and Chief Executive Officer of Symbria, Inc., and its affiliates, a leading national developer and provider of innovative, outcome-driven programs established in 1995 that enhance the lives of the geriatric population. Under Ms. Krueger’s leadership, Symbria has grown from $300,000 in revenue to more than $130 million with a workforce of nearly 2,000 employees. In 2015, she led Symbria’s transition to an Employee Stock Ownership Plan (ESOP) company. She also serves on the Board of Directors, Audit Committee and Compensation Committee of iMedia Brands, Inc., and is a member of the Board of Directors of the American Board of Post-Acute and Long-Term Care Medicine. Before she joined Symbria, Ms. Krueger was a partner at KPMG LLP responsible for overseeing the firm’s national Long-Term Care and Retirement Housing Practice. She served as a public commissioner for the Continuing Care Accreditation Commission and as a member of its financial advisory board. Ms. Krueger is a Certified Public Accountant and a Certified Management Accountant.

Ross B. Levin has been a director since March 2017. Mr. Levin, CFA, is the Director of Research for Arbiter Partners Capital Management LLC and a principal in the firm. Mr. Levin serves on the board of directors of Stereotaxis Inc. Mr. Levin is a former board member of Mood Media Corporation, American Community Properties Trust and Presidential Life Corporation. Mr. Levin is also chairman of the board of directors of Constructive Partnerships Unlimited, a nonprofit organization providing services and programs for people with developmental disabilities, and former vice chairman of the board of the Cerebral Palsy Associations of New York State. Mr. Levin is a member of the New York Society of Securities Analysts and a CFA charter holder. Mr. Levin holds a Bachelor of Science degree in Management with a concentration in Finance from the A.B. Freeman School of Business at Tulane University and has completed the Investment Decisions and Behavioral Finance program at the John F. Kennedy School of Government at Harvard University.

Kimberly S. Lody has been a director since 2014. Prior to her employment on January 7, 2019 as Chief Executive Officer and President of the Company, Ms. Lody served as North America President and Senior Vice President of GN Hearing, a global manufacturer of hearing instruments and hearing protection devices, beginning in 2011. Ms. Lody led the strategic direction and daily execution of GN Hearing in North America while providing a portfolio of products and services to hearing healthcare professionals and their patients. Under Ms. Lody’s leadership, the North American business of GN Hearing experienced substantial growth in both revenue and profitability. Ms. Lody has over 26 years of senior management experience in a variety of clinical and commercial health care settings, including health insurance, durable medical equipment, home healthcare, infusion therapy, respiratory therapy, specialty pharmaceuticals, and medical devices. Ms. Lody’s primary focus and expertise has been in developing and executing strategic growth initiatives, including business development, revenue cycle enhancement, sales performance management, M&A activities, and branding and communications. Ms. Lody received a Master of Business Administration degree from Wake Forest University and a Bachelor of Arts degree in business administration from Hiram College. She is Vice-Chairman of the board of the Hearing Industries Association, and serves as an advisor to Salus University’s Osborne College of Audiology.

Steven T. Plochocki has been a director since 2019. Mr. Plochocki previously served as Director and Chief Executive Officer of Quality Systems, Inc. (now NextGen Healthcare, Inc., NASDAQ: NXGN) from August 16, 2008, and also as its President from January 25, 2012, until his retirement in June 2015. From February 2007 to May 2008, he served as Chairman and Chief Executive Officer of Omniflight Helicopters, Inc., a Dallas-based air medical services company. From October 2006 to February 2007, Mr. Plochocki was a private healthcare investor. He previously served as Chief Executive Officer and Director of Trinity Hospice, a national hospice provider, from October 2004 through October 2006. Prior to joining Trinity Hospice, Mr. Plochocki was Chief Executive Officer of InSight Health Services Corp., a national provider of diagnostic imaging services, from November 1999 to August 2004. Prior to joining InSight Health Services Corp., he was Chief Executive Officer of Centratex Support Services, Inc., a support services company for the healthcare industry, and Mr. Plochocki had previously held other senior level positions with healthcare industry firms. Mr. Plochocki holds a B.A. in Journalism and Public Relations from Wayne State University and a Master’s degree in Business Management from Central Michigan University.

Michael W. Reid has been a director since October 2009 and has served as Chairman of the Board since 2016. Mr. Reid serves as managing partner at HSP Real Estate Group, a real estate investment and management company that manages and leases 4 million square feet in Midtown Manhattan. Mr. Reid was formally a member of the Board of Directors and the Chairman of the Audit Committee of Inland Residential Properties Trust, Inc., a real estate investment trust formed in December 2013 to acquire multifamily properties located in metropolitan areas throughout the United States, until 2019. Mr. Reid has nearly 36 years of investment banking and real estate experience, including heading Lehman Brothers REIT equity practice for nine years (from 1992 to 2001) as Managing Director in the Global Real Estate Department. In that capacity, he was responsible for developing and implementing the business strategy for its REIT equity underwriting business. Mr. Reid also served as Chief Operating Officer at SL Green Realty Corp. from 2001-2004, where some of his responsibilities included strategic planning, finance and reporting, capital markets, operations and budgeting for a $4 billion publicly-traded REIT. From 2004-2006, he served as President of Ophir Energy Corp., a company that invested in oil and gas production in Oklahoma. From 2006-2008, he served as Chief Operating Officer of Twining Properties, a real estate company specializing in high rise development in Cambridge, Massachusetts. Mr. Reid holds a Bachelor of Arts and Master of Divinity, both from Yale University.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee consists of Ms. Krueger (chair) and Messrs. Brooks, Grier and Levin, each of whom is “independent” as defined by the listing standards of the New York Stock Exchange in effect as of the date of this Amendment. The Board has determined that Ms. Krueger qualifies as an “audit committee financial expert” within the meaning of SEC regulations.

Delinquent Section 16(a) Reports

Based on a review of reports filed by our directors, executive officers and beneficial holders of 10% or more of shares of our common stock, and upon representations from those persons, we believe that all SEC stock ownership reports required to be filed by those reporting persons during 2019 were timely made, except that Dr. Hornbake made one late Form 4 filing on March 15, 2019 to reflect the purchase of 10,400 shares of our common stock on March 12, 2019.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics governing all of our employees, including our Chief Executive Officer, Chief Financial Officer, our principal accounting officer and corporate controller. A copy of this Code of Business Conduct and Ethics is available in the “Corporate Governance Documents” section of the “Investor Relations” section of our website at www.capitalsenior.com. We intend to make all required disclosures concerning any amendments to, or waivers from, this Code of Business Conduct and Ethics on our website.

ITEM 11.	EXECUTIVE COMPENSATION.

The Company is a “smaller reporting company” under Item 10 of Regulation S-K promulgated under the Exchange Act and has elected to comply with certain of the requirements applicable to smaller reporting companies in connection with this Amendment. Although the rules allow the Company to provide less detail about its executive compensation program, the Compensation Committee remains committed to providing the information necessary to help stockholders understand its executive compensation-related decisions.

Components of Executive Compensation

The four primary components of our executive compensation program are designed to provide a target value for compensation that is competitive with our peers and will attract and retain the talented executives necessary to execute on the Company’s strategic plan.

Base Salary

Base salary represents the only fixed component of the four primary components of our executive compensation program and is intended to provide a baseline amount of annual compensation for our named executive officers. While base salary is a major component of compensation for salaried employees, it becomes a smaller component as a percentage of total pay for executives.  In determining the base salary for our named executive officers, the Compensation Committee primarily relies upon peer group data, third party industry surveys and reports from any independent compensation consultant engaged by the Compensation Committee, other factors deemed relevant by such compensation consultant and input and recommendations from our CEO.

The following table shows the annualized base salaries of our named executive officers for fiscal 2019 and 2018.  Ms. Lody did not receive any base salary from the Company prior to her appointment as its President and Chief Executive Officer in January 2019, and as such, no base salary information is provided for Ms. Lody for fiscal 2018.

Executive	Principal Position	2019	2018
Kimberly S. Lody	President and Chief Executive Officer	$725,000	N/A
Carey P. Hendrickson	EVP and Chief Financial Officer	$441,632	$429,983
David R. Brickman	SVP, General Counsel and Secretary	$341,160	$334,471

Annual Incentive Plan

Annual cash performance incentives are awarded to our named executive officers under an incentive compensation plan, which we refer to as our “Incentive Compensation Plan.” The Incentive Compensation Plan is designed to reward our named executive officers for accomplishing our 2019 Business Plan and additional compensation is awarded for performance beyond our 2019 Business Plan.

The Incentive Compensation Plan represents the Compensation Committee’s determination that, although a substantial portion of the cash performance incentive opportunity for our named executive officers should be dependent upon measures that are reflective of our overall financial performance, the Incentive Compensation Plan should also reward the individual contributions of each eligible named executive officer for the achievement of elements of our business plan that are within such individual’s sphere of influence.

Under the Incentive Compensation Plan, cash performance incentives are targeted at a pre-determined percentage of each named executive officer’s base salary for such year. These percentages are established by the Compensation Committee based upon (i) its general review of publicly-available information with respect to similar programs offered by the companies in our peer group, (ii) each officer’s ability, by virtue of his or her position with us, to exert a significant influence over the factors upon which cash performance incentives under the Incentive Compensation Plan are contingent and (iii) market analysis and reports from the compensation consultant engaged by the Compensation Committee. The target percentages in 2019 were as follows: Ms. Lody (110%), Mr. Hendrickson (70%) and Mr. Brickman (50%).

In determining the corporate and individual performance metrics under our Incentive Compensation Plan, the Compensation Committee endeavors to use metrics that drive shareholder value creation and incentivize achieving the Company’s strategic plan. The Incentive Compensation Plan metrics and weightings for 2019 were as follows: Adjusted Cash Flows from Operations (“CFFO”) per share (30%), Same Store Facility Net Operating Income (30%), Adjusted Earnings before Interest, Taxes, Depreciation, Amortization, and Rent (“EBITDAR”) (20%) and Individual Performance (20%).

Corporate Performance Goals

The table below shows the threshold, target and maximum cash bonus opportunities for our named executive officers under our Incentive Compensation Plan relating to corporate goals for 2019.  Performance below threshold level results in no payout for the applicable performance metric. Payouts are capped at the maximum level for performance that exceeds maximum goals. Payouts for performance between threshold, target and maximum levels are interpolated.

Level	Performance as a Percent of Target Goal	Adjusted CFFO per share performance goal	Same store facility net operating income performance goal	Adjusted EBITDAR performance goal
Threshold Opportunity	95%	$0.63	$184,725,180	$129,411,850
Target Opportunity	100%	$0.66	$194,447,558	$136,223,000
Maximum Opportunity	105%	$0.69	$204,169,936	$143,034,150

The table below shows the Company’s actual results with respect the corporate goals for 2019 under our Incentive Compensation Plan and the corresponding payout factors, if any, relating to each corporate goal.

Corporate Metrics*	Achievement Amount	Payout Factor
Adjusted CFFO per Share	$0.33	0%
Same Store Facility Net Operating Income	$166,678,358	0%
Adjusted EBITDAR	$121,361,000	0%
Combined Payout for Corporate Goals		0%

*

Adjusted EBITDAR, Adjusted CFFO and Same Store Facility Net Operating Income are financial valuation and performance measures, none of which are calculated in accordance with U.S. generally accepted accounting principles (“GAAP”). Please see Appendix A to this Amendment for important information concerning such non-GAAP financial measures, including the Company’s definitions of such measures and reconciliations of such measures to the most directly comparable GAAP measure.

Individual Performance Goals

The table below shows the individual goals for our named executive officers under our Incentive Compensation Plan for 2019 and the Compensation Committee’s determination as to whether the individual goals were achieved. Based upon each named executive officer’s achievement of his or her individual goals, the Compensation Committee had discretion to award between 0% and 150% of the target cash bonus attributable to individual goals to such named executive officer.

Executive	Individual Performance Goal	Weight	Achievement	Payout Factor
Kimberly S. Lody	Accurately forecast the Company’s monthly revenue(1)	6.7%	Maximum	10%
	Attain specific year-end cash balance(2)	6.7%	Exceeded target	7.6%
	Improve the operational performance of underperforming assets(3)	6.7%	No	0%
Carey P. Hendrickson	Accurately forecast the Company’s monthly revenue(1)	7.5%	Maximum	11.2%
	Attain specific year-end cash balance(2)	7.5%	Exceeded target	8.5%
	Improve the operational performance of underperforming assets(3)	5.0%	No	0%
David R. Brickman	Accurately forecast the Company’s monthly revenue(1)	5%	Maximum	7.5%
	Attain specific year-end cash balance(2)	5%	Exceeded target	5.7%
	Develop, implement and provide legal guidance on social media marketing platform(4)	5%	Maximum	7.5%
	Improve the operational performance of underperforming assets(3)	5%	No	0%

(1)

With respect to this individual performance goal, the threshold level of performance was subject to developing a tool to more accurately forecast the Company’s monthly revenue by June 30, 2019, which would result in a payout equal to 50% of the targeted amount.  In the event that the Company’s actual monthly revenue was within 1.5% of the forecasted revenue for such month for at least four out of the six months during the six month period from July 1, 2019 until December 31, 2019, then the targeted level of performance would be attained, which would result in a payout equal to 100% of the targeted amount.  In the event that the Company’s actual monthly revenue was within 1.5% of the forecasted revenue for such month for all of the six months during the six month period from July 1, 2019 until December 31, 2019, then the maximum level of performance would be attained, which would result in a payout equal to 150% of the targeted amount.  The Company’s actual monthly revenue was within 1.5% of the forecasted revenue for such month for each of the six months during the six month period from July 1, 2019 until December 31, 2019, and as result, the maximum level of performance was achieved for this performance goal.

(2)

With respect to this individual performance goal, the threshold level of performance was subject to the Company having a cash balance of at least $10 million as of December 31, 2019, which would result in a payout equal to 50% of the targeted amount.  In the event that the Company’s cash balance was at least $20 million as of December 31, 2019, then the targeted level of performance would be attained, which would result in a payout equal to 100% of the targeted amount.  In the event that the Company’s cash balance was at least $35 million as of December 31, 2019, then the maximum level of performance would be attained, which would result in a payout equal to 100% of the targeted amount.  As the Company’s cash balance as of December 31, 2019 was approximately $24 million, the targeted level of performance was achieved for this performance goal, but the maximum level of performance was not achieved. As a result, the payout factor for this individual performance goal was prorated between 100% and 150% of the targeted amount based on actual performance for 2019.

(3)

With respect to this individual performance goal, the threshold level of performance was subject to improving certain of the Company’s underperforming communities by 15 communities, which would result in a payout equal to 50% of the targeted amount.  In the event that certain of the Company’s underperforming communities were improved by 30 communities, then the targeted level of performance would be attained, which would result in a payout equal to 100% of the targeted amount.  In the event that certain of the Company’s underperforming communities were improved by 45 communities, then the maximum level of performance would be attained, which would result in a payout equal to 100% of the targeted amount.  The threshold level of performance was not achieved for this performance goal.

(4)

With respect to this individual performance goal, the threshold level of performance was subject to developing and implementing a pilot social media marketing program, including providing legal guidance on the structure of such program, by May 31, 2019, which would result in a payout equal to 50% of the targeted amount.  In the event that a rollout plan for such social media marketing program was developed and approved, with such rollout plan occurring by July 15, 2019, then the targeted level of performance would be attained, which would result in a payout equal to 100% of the targeted amount.  In the event that such social media marketing program was rolled out to all of the Company’s senior housing communities with at least 85% providing minimum weekly updates by December 31, 2019, then the maximum level of performance would be attained, which would result in a payout equal to 150% of the targeted amount.  The maximum level of performance was achieved for this performance goal.

Incentive Compensation Plan Payouts for 2019

Based upon the foregoing, the table below summarizes the payouts earned by each of our named executive officers under our Incentive Compensation Plan for 2019.

Executive	Target	Plan Payout Factor	Plan Payout Amount(1)
Kimberly S. Lody	$797,500	N/A	$ N/A(2)
Carey P. Hendrickson	$309,400	19.8%	$61,107
David R. Brickman	$170,581	20.7%	$35,253

(1)	The payout amounts differ slightly from the result of multiplying the targeted amounts by the plan payout factors in the table above due to rounding.
(2)

Pursuant to the terms of Ms. Lody’s employment agreement, Ms. Lody was entitled to receive an annual performance bonus for fiscal 2019 equal to at least 50% of the full targeted performance bonus.  Accordingly, Ms. Lody received a cash performance bonus of $398,750 under our Incentive Compensation Plan for 2019 in lieu of the amount set forth in the table above. Beginning in fiscal 2020, Ms. Lody is eligible to receive an annual performance bonus under our Incentive Compensation Plan based on the achievement of Company and individual performance goals similar to our other eligible executive officers.

Long-Term Incentive Awards

Our primary long-term incentive compensation programs for our named executive officers are performance-based restricted stock awards (“PSAs”) and time-based restricted stock awards (“RSAs”). Since 2017, the Compensation Committee has used (i) a targeted mix that places greater weighting on PSAs and (ii) cumulative three-year performance periods instead of three annual performance periods, as it had done in prior years.

Vehicle	Weighting	Vesting	Performance Metrics
RSAs	40%	3-year ratable vesting	N/A
PSAs	60%	3-year cumulative performance measurement	• Adjusted EBITDAR

			• Relative TSR Modifier vs. a Healthcare Services Group can modify the amounts earned by adjusted EBITDAR performance as follows, with linear interpolation between achievement levels:

			• 25th Percentile = -25%

			• 50th Percentile = 0%

			• 75th Percentile = +25%

Messrs. Hendrickson and Brickman

In determining the amount and types of long-term incentive awards to be granted to Messrs. Hendrickson and Brickman for 2019, the Compensation Committee primarily relied upon the same factors described above for determining base salary, while also taking into consideration the competitive market, individual and company performance, retention concerns, and managing share use and stockholder dilution. In May 2019, the Compensation Committee, after taking into account the foregoing factors, with a particular emphasis on managing share use and stockholder dilution, granted Messrs. Hendrickson and Brickman shares of restricted stock in the amounts set forth in the table below.

Name	Targeted Value of Time-Based Restricted Stock	Number of Shares of Time-Based Restricted Stock	Targeted Value of Performance- Based Restricted Stock	Number of Shares of Performance- Based Restricted Stock
Carey P. Hendrickson	$155,341	41,314	$233,015	61,972
David R. Brickman	$85,081	22,628	$127,626	33,943

The following table shows the targeted value of the long-term incentive awards granted to Messrs. Hendrickson and Brickman in fiscal 2019 as compared to fiscal 2018, which illustrates the emphasis the Compensation Committee placed on managing share use and stockholder dilution when determining the 2019 long-term incentive awards granted to such individuals.

Name	2018 Targeted Value of Time- Based Restricted Stock	2019 Targeted Value of Time- Based Restricted Stock	2018 Targeted Value of Performance- Based Restricted Stock	2019 Targeted Value of Performance- Based Restricted Stock	Aggregate Increase (Decrease) in Targeted Value of Restricted Stock Awards
Carey P. Hendrickson	$347,199	$155,341	$520,804	$233,015	$(479,648)
David R. Brickman	$286,399	$85,081	$429,604	$127,626	$(503,296)

Ms. Lody

With respect to Ms. Lody, pursuant to the terms of her employment agreement with us, on January 7, 2019 Ms. Lody received the equity awards set forth in the table below. Pursuant to Ms. Lody’s employment agreement, beginning with fiscal year 2020, she will be eligible to receive equity awards under our annual equity incentive award program in effect for our other senior executives, as determined by the Compensation Committee.

Name	Targeted Value of Time-Based Restricted Stock	Number of Shares of Time-Based Restricted Stock	Targeted Value of Performance- Based Restricted Stock	Number of Shares of Performance- Based Restricted Stock	Targeted Value of Option to Purchase Shares of Common Stock	Number of Shares of Common Stock Subject to Stock Option(1)
Kimberly S. Lody	$549,205	73,620	$831,906	147,239	$438,772	147,239

(1)

Represents a non-qualified stock option to purchase 147,239 shares of our common stock with an exercise price of $7.46 per share and a ten-year term, which option is scheduled to vest in installments of 33%, 33% and 34% on the first, second, and third anniversaries of the grant date, respectively.

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table

The following table summarizes the compensation earned by our named executive officers in 2019 and 2018, except that Ms. Lody was not one of our named executive officers for 2018, and accordingly, information with respect to Ms. Lody for such year is not provided.

Name and Principal Position	Year	Salary	Bonus		Stock Awards(1)	Option Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total
Kimberly S. Lody,	2019	$714,310	$—		$1,381,111	$438,772	$398,750	$1,007,250	$3,940,193
President and Chief Executive Officer
Carey P. Hendrickson,	2019	$438,746	$142,881	(4)	$388,355	—	$61,107	$5,888	$1,036,977
Executive Vice President and Chief Financial Officer	2018	$430,143	—		$868,003	—	—	$5,300	$1,303,446
David R. Brickman,	2019	$341,161	$110,375	(4)	$212,707	—	$35,253	$4,951	$704,447
Senior Vice President, General Counsel and Secretary	2018	$334,471	—		$716,004	—	—	$4,738	$1,055,213

(1)

Amounts reflect the grant date fair value of the respective equity awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”), including, with respect to performance-based shares, the grant date fair value of the performance shares based on the probable outcome of the performance conditions as of the date of grant (rather than the maximum potential value of the award). Assumptions used in the calculation of these amounts are included in footnote 10 to our audited financial statements for the fiscal year ended December 31, 2019 included in the Original Filing.  Please see “Compensation of Executive Officers—Components of Executive Compensation—Long-Term Incentive Awards” above for more information.

A portion of the amounts reflected under stock awards for fiscal 2019 for our named executive officers include the value of performance-based restricted stock awards (assuming target level performance), with values of $831,906 for Ms. Lody, $233,015 for Mr. Hendrickson and $127,626 for Mr. Brickman. The value of these performance-based restricted awards at the grant date assuming the highest level of performance was achieved is $1,660,789 for Ms. Lody, $436,903 for Mr. Hendrickson and $239,298 for Mr. Brickman.

(2)

Amounts reflect the cash performance incentive received by Ms. Lody and Messrs. Hendrickson and Brickman under our Incentive Compensation Plan for 2019. Please see “Compensation of Directors and Executive Officers—Components of Executive Compensation—Annual Incentive Plan” above for more information.  The Compensation Committee of the Board applied negative discretion and did not approve bonuses for any of our named executive officers for 2018.

(3)

The amounts in this column reflect annual contributions or other allocations by us to our 401(k) plan with respect to our named executive officers. In addition, with respect to Ms. Lody, the amount includes the sign-on cash award Ms. Lody received in connection with her appointment as President and Chief Executive Officer, which was, in part, intended to compensate Ms. Lody for the significant compensation she forfeited with her previous employer as a result of joining the Company in such capacity.

(4)

These amounts represent retention awards earned by Messrs. Hendrickson and Brickman for fiscal 2019, which equal 33% of such named executive officer’s then-current base salary and were subject to the named executive officer’s continued employment with the Company through September 13, 2019.  The retention awards also provided that Messrs. Hendrickson and Brickman will be entitled to receive the remaining 67% of such named executive officer’s then-current base salary if the named executive officer remains continuously employed by the Company through March 13, 2020.

Employment Agreements

Kimberly S. Lody

We entered into an employment agreement with Ms. Lody in January 2019. Pursuant to Ms. Lody’s employment agreement, Ms. Lody will serve as our President and Chief Executive Officer until December 31, 2021, unless terminated earlier pursuant to the termination provisions therein. The term of Ms. Lody’s employment will automatically renew for additional one-year periods in the event that we do not, or Ms. Lody does not, provide written notice to the other party of their intent not to renew such term at least 30 days prior to the expiration of the then-current term. Ms. Lody’s employment agreement provides that our Board of Directors will nominate Ms. Lody for reelection to the Board at the expiration of each term of office, and that Ms. Lody will serve as a member of our Board for each period for which she is so elected.

Pursuant to Ms. Lody’s employment agreement, she will receive an annual base salary of not less than $725,000 and will be eligible to receive an annual performance bonus targeted at 110% of Ms. Lody’s base salary; provided, that (i) for the year ending December 31, 2019, Ms. Lody was entitled to receive an annual performance bonus equal to at least 50% of the full targeted performance bonus, and (ii) Ms. Lody’s targeted performance bonus may be increased from time to time by our Board or the Compensation Committee. Under her employment agreement, Ms. Lody also received a sign-on cash award of $1,000,000 and the following equity awards: (i) a non-qualified stock option to purchase 147,239 shares of our common stock with a ten-year term, which option is scheduled to vest in installments of 33%, 33% and 34% on the first, second and third anniversaries of the grant date, respectively; (ii) 147,239 shares of performance-based restricted stock, the vesting of which is subject to the satisfaction of certain target performance conditions related to the trading price of our common stock during the three-year period following the grant date (with an additional 220,859 shares that are issuable upon the achievement of certain maximum target performance conditions related to the trading price of our common stock during the same period); and (iii) 73,620 shares of time-based restricted stock, which are scheduled to vest in installments of 33%, 33% and 34% on the first, second and third anniversaries of the grant date, respectively.  Beginning with fiscal year 2020, Ms. Lody is eligible to receive equity awards under our annual equity incentive award program in effect for our other senior executives, as determined by the Compensation Committee.  Ms. Lody is also eligible to participate in all health, retirement, Company-paid insurance, sick leave, disability, expense reimbursement and other benefit programs, if any, which we make available to our senior executives.

In the event that Ms. Lody’s employment is terminated due to death or disability, Ms. Lody will be entitled to receive (i) payment for all accrued but unpaid base salary as of the date of termination, (ii) reimbursement for reasonable and necessary business expenses incurred through the date of termination, (iii) any earned benefits under our employee benefit plans (collectively, the items in (i), (ii) and (iii) above, the “Lody Accrued Obligations”), and (iv) any unpaid annual incentive bonuses. In the event that Ms. Lody’s employment is terminated by us for “Cause” or by Ms. Lody without “Good Reason” (each such term as defined in Ms. Lody’s employment agreement), Ms. Lody will only be entitled to receive the Lody Accrued Obligations.

In the event that Ms. Lody’s employment is terminated by us without “Cause” or by Ms. Lody for “Good Reason,” in each case, prior to or more than 12 months following a “Change in Control” (each such term as defined in Ms. Lody’s employment agreement), Ms. Lody will be entitled to receive (i) the Lody Accrued Obligations, (ii) a separation allowance, payable in equal installments over an 18-month period, equal to 1.5 times the sum of Ms. Lody’s then base salary and then targeted performance bonus, (iii) any annual incentive bonuses earned but not yet paid, (iv) a pro-rated annual incentive bonus for the fiscal year in which employment termination occurs (based on actual performance achieved for such fiscal year), (v) medical, dental, disability and life insurance coverage until the earlier of 18 months after the date of termination or the date Ms. Lody becomes eligible to receive comparable benefits from another employer, and (vi) the accelerated vesting of a portion of any unvested equity award granted to Ms. Lody as an inducement award pursuant to her employment agreement (based on the number of shares that would have vested per the applicable award agreement as of the one year anniversary of the termination date had Ms. Lody remained continuously employed by us through such date).

In the event that Ms. Lody’s employment is terminated by us without “Cause” or by Ms. Lody for “Good Reason,” in each case, within 12 months following a “Change in Control” (each such term as defined in Ms. Lody’s Employment Agreement), Ms. Lody will be entitled to receive (i) the Lody Accrued Obligations, (ii) a lump sum separation allowance equal to 2.5 times the sum of Ms. Lody’s then base salary and then targeted performance bonus, (iii) any annual incentive bonuses earned but not yet paid, (iv) a pro-rated annual incentive bonus for the fiscal year in which employment termination occurs (based on actual performance achieved for such fiscal year), and (v) medical, dental, disability and life insurance coverage until the earlier of 24 months after the date of termination or the date Ms. Lody becomes eligible to receive comparable benefits from another employer.

Ms. Lody’s employment agreement also contains non-solicitation, non-competition and confidentiality covenants on behalf of Ms. Lody in favor of us.

Carey P. Hendrickson

We have entered into an employment agreement with Mr. Hendrickson pursuant to which he will serve as our Executive Vice President and Chief Financial Officer until terminated pursuant to the termination provisions therein.

Pursuant to Mr. Hendrickson’s employment agreement, he will receive an annual base salary of not less than $442,000 and will be eligible to receive an annual performance bonus targeted at 70% of Mr. Hendrickson’s base salary; provided, that Mr. Hendrickson’s targeted performance bonus may be increased from time to time by our Board or the Compensation Committee.  Mr. Hendrickson is also eligible to receive equity awards under our annual equity incentive award program in effect for our other senior executives, as determined by the Compensation Committee, and he is eligible to participate in all health, retirement, Company-paid insurance, sick leave, disability, expense reimbursement and other benefit programs, if any, which we make available to our senior executives.

In the event that Mr. Hendrickon’s employment is terminated due to death or disability, Mr. Hendrickson will be entitled to receive (i) payment for all accrued but unpaid base salary as of the date of termination, (ii) reimbursement for reasonable and necessary business expenses incurred through the date of termination, (iii) any earned benefits under our employee benefit plans (collectively, the items in (i), (ii) and (iii) above, the “Hendrickson Accrued Obligations”), and (iv) any unpaid annual incentive bonuses. In the event that Mr. Hendrickson’s employment is terminated by us for “Cause” or by Mr. Hendrickson without “Good Reason” (each such term as defined in Mr. Hendrickson’s employment agreement), Mr. Hendrickson will only be entitled to receive the Hendrickson Accrued Obligations.

In the event that Mr. Hendrickson’s employment is terminated by us without “Cause” or by Mr. Hendrickson for “Good Reason,” in each case, prior to or more than 12 months following a “Change in Control” (each such term as defined in Mr. Hendrickson’s employment agreement), Mr. Hendrickson will be entitled to receive (i) the Hendrickson Accrued Obligations, (ii) a separation allowance, payable in equal installments over an 18 month period, equal to 1.5 times the sum of Mr. Hendrickson’s then base salary and then targeted performance bonus, (iii) any annual incentive bonuses earned but not yet paid, (iv) a pro-rated annual incentive bonus for the fiscal year in which employment termination occurs (based on actual performance achieved for such fiscal year), (v) medical, dental, disability and life insurance coverage until the earlier of 18 months after the date of termination or the date Mr. Hendrickson becomes eligible to receive comparable benefits from another employer, and (vi) the accelerated vesting of a portion of any unvested equity award granted to Mr. Hendrickson pursuant to his employment agreement (based on the number of shares that would have vested per the applicable award agreement as of the one year anniversary of the termination date had Mr. Hendrickson remained continuously employed by us through such date).

In the event that Mr. Hendrickson’s employment is terminated by us without “Cause” or by Mr. Hendrickson for “Good Reason,” in each case, within 12 months following a “Change in Control” (each such term as defined in Mr. Hendrickson’s Employment Agreement), Mr. Hendrickson will be entitled to receive (i) the Hendrickson Accrued Obligations, (ii) a lump sum separation allowance equal to 2 times the sum of Mr. Hendrickson’s then base salary and then targeted performance bonus, (iii) any annual incentive bonuses earned but not yet paid, (iv) a pro-rated annual incentive bonus for the fiscal year in which employment termination occurs (based on actual performance achieved for such fiscal year), and (v) medical, dental, disability and life insurance coverage until the earlier of 18 months after the date of termination or the date Mr. Hendrickson becomes eligible to receive comparable benefits from another employer.

Mr. Hendrickson’s employment agreement also contains non-solicitation, non-competition and confidentiality covenants on behalf of Mr. Hendrickson in favor of us.

David R. Brickman

We entered into an employment agreement with Mr. Brickman in November 1996 (effective December 1996), which was subsequently amended in December 2000 and January 2003. Mr. Brickman’s employment agreement was for an initial term of three years and automatically extends for additional two-year terms on a consecutive basis.

Pursuant to Mr. Brickman’s employment agreement, he will receive an annual base salary of not less than $146,584, subject to annual adjustments, and Mr. Brickman is eligible to receive annual performance bonus as determined by the Compensation Committee.  Mr. Brickman is also eligible to receive equity awards under our equity incentive award program in effect for our other senior executives, as determined by the Compensation Committee, and to participate in all health, retirement, Company-paid insurance, sick leave, disability, expense reimbursement and other benefit programs, if any, which we make available to our senior executives.

In the event that Mr. Brickman’s employment is terminated due to death or disability, by us other than “for cause,” or by Mr. Brickman for “good reason” (each such term as defined in Mr. Brickman’s employment agreement), Mr. Brickman will (1) be entitled to receive his base salary and annual bonus paid during the past 12 month period for two years from the date of the notice of termination, (2) retain all of his stock options that have vested, and (3) receive payment of all accrued but unpaid or unused vacation, sick pay and expense reimbursement. In the event that Mr. Brickman’s employment is terminated due to any other reason, then

Mr. Brickman will be entitled to receive his base salary up to and through the date of termination as well as all accrued but unpaid or unused vacation and sick days.

Mr. Brickman’s employment agreement also contains non-solicitation, non-competition and confidentiality covenants on behalf of Mr. Brickman in favor of us.

Equity Compensation Arrangements

In addition to the employment agreements described above, our named executive officers are entitled to receive payments under the terms of our equity compensation plans and equity award agreements upon a “change in control” and the termination of the named executive officer’s employment due to death or disability.

2019 Omnibus Stock and Incentive Plan

In the event of a “change in control,” the 2019 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (the “2019 Omnibus Stock and Incentive Plan”) provides for the following treatment of awards unless otherwise provided in an award agreement:

•

Unless converted, assumed, or replaced by a successor or survivor corporation, or a parent or subsidiary thereof, all awards will become fully exercisable, all forfeiture restrictions will lapse, and, following the consummation of such change in control, all such awards will terminate and cease to be outstanding.

•

The number or value of any performance-based award or other award that is based on performance criteria or performance goals that will become fully earned, vested, exercisable and free of forfeiture restrictions will not exceed the greater of (i) such number or value determined by the actual performance attained during the applicable performance period to the time of the change in control or (ii) such number or value that would be fully earned, vested, exercisable and free of forfeiture restrictions had 100% of the target level of performance been attained for the entire applicable performance period without regard to the change in control.

•

If awards are assumed or continued after a change in control, the Compensation Committee may provide that all or a portion of such awards will become fully exercisable and all forfeiture restrictions will lapse immediately upon the involuntary termination of the participant’s employment or service within a designated period (not to exceed 24 months) following the effective date of such change in control.

•

Upon a change in control, the Compensation Committee may cause any and all awards outstanding to terminate at a specific time in the future, and will give each participant the right to exercise such awards during a period of time as the Compensation Committee, in its sole and absolute discretion, will determine.

•

The portion of any incentive stock option accelerated in connection with a change in control will remain exercisable as an incentive stock option only to the extent the applicable $100,000 limitation is not exceeded. To the extent such dollar limitation is exceeded, the accelerated portion of such option will be exercisable as a non-qualified stock option under the U.S. federal tax laws.

2007 Omnibus Stock and Incentive Plan

In the event of a “change in control,” the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation, as amended, provides for the following treatment of awards unless otherwise provided under the terms of an award or by the Compensation Committee prior to such transaction:

•

all outstanding awards (except performance awards which will be governed by their express terms) will become fully exercisable, nonforfeitable, or the restricted period will terminate, as the case may be; and

•

the Compensation Committee will have the right to cash out some or all outstanding non-qualified stock options, stock appreciation rights and shares of restricted stock on the basis of the highest price per share paid in any transaction reported on the NYSE or paid or offered in any bona fide transaction related to a “change in control” during the immediately preceding 60-day period, in each case as determined by the Compensation Committee (except that the cash out for stock appreciation rights related to incentive stock options will be based on transaction reported for the date on which the holder exercises the stock appreciation rights or, if applicable, the date on which the cash out occurs).

Time-Based Restricted Stock Award Agreements

When our named executive officers are awarded shares of restricted stock with time-based vesting provisions, each of them enters into a restricted stock award agreement with us. These restricted stock award agreements generally provide that, if the holder’s employment with us is terminated for any reason before the vesting date for the restricted shares, the restricted shares that have not previously vested will, automatically and without notice, terminate and be permanently forfeited as of such date, except that all unvested shares will vest if the holder’s employment terminates on or after the first anniversary of the grant date due to the holder’s death or disability.

In the event of a change in control, shares of time-based restricted stock will not automatically vest; provided, however, that (i) if the Compensation Committee has made a provision for the substitution, assumption, exchange or other continuation of such award in connection with the change in control, then in the event that the holder’s employment is terminated (A) by us due to death, disability or retirement following the change in control, then the unvested portion of the award will immediately fully vest, or (B) by us other than for “Cause” or by the holder for “Good Reason,” in each case within one year following the change in control, the unvested portion of the award will immediately fully vest; or (ii) if the Compensation Committee has not made a provision for the substitution, assumption, exchange or other continuation of such award in connection with the change in control, the unvested portion of the award will fully vest immediately prior to the change in control.

Performance-Based Restricted Stock Award Agreements

When our named executive officers are awarded shares of performance-based restricted stock, each of them enters into a performance award agreement with us. These performance award agreements generally provide that, (1) if the holder’s employment with us is terminated for any reason before the vesting date for the performance shares, the performance shares that have not previously vested will, automatically and without notice, terminate and be permanently forfeited as of such date, and (2) the holder’s right to receive the specified percentage of performance shares that do not vest as a result of our failure to achieve the applicable performance measures will be automatically terminated and permanently forfeited; provided, that any performance shares that have not been forfeited pursuant to clause (2) above, will vest in connection with the holder’s death or disability.

In the event of a change in control, immediately prior to such change in control, the targeted number of performance shares will convert into time-based restricted shares and will vest on the scheduled vesting date (without regard to achievement of any of the applicable performance measures) if the holder remains employed with us on such scheduled vesting date; provided, however, that (i) if the Compensation Committee has made a provision for the substitution, assumption, exchange or other continuation of the such award in connection with the change in control, then in the event that the holder’s employment is terminated (A) by us due to death or disability following the change in control, the unvested portion of the award will immediately fully vest, or (B) by us other than for “Cause,” or by the holder for “Good Reason,” in each case within one year following the change in control, the unvested portion of the award will immediately fully vest; or (ii) if the Compensation Committee has not made a provision for the substitution, assumption, exchange or other continuation of such award in connection with the change in control, the unvested portion of the award will fully vest immediately prior to the change in control.

2019 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to our named executive officers’ outstanding stock options and restricted stock awards as of December 31, 2019.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Kimberly S. Lody	—	147,239(a)	—	7.46	1/7/2029	—	—	—	—
	—	—	—	—	—	73,620(b)	227,486	—	—
	—	—	—	—	—	—	—	147,239(c)	454,969
Carey P. Hendrickson	—	—	—	—	—	41,314(d)	127,660	—	—
	—	—	—	—	—	21,480(e)	66,373	—	—
	—	—	—	—	—	8,696(f)	26,871	—	—
	—	—	—	—	—	—	—	61,972(g)	191,493
	—	—	—	—	—	—	—	48,089(h)	148,595
	—	—	—	—	—	—	—	38,362(i)	118,539
David R. Brickman	—	—	—	—	—	22,628(d)	69,921	—	—
	—	—	—	—	—	17,719(e)	54,752	—	—
	—	—	—	—	—	7,171(f)	22,158	—	—
	—	—	—	—	—	—	—	33,943(g)	104,884
	—	—	—	—	—	—	—	39,668(h)	122,574
	—	—	—	—	—	—	—	31,634(i)	97,749

(1)	Calculated by reference to the closing price for shares of our common stock on the NYSE on December 31, 2019, which was $3.09 per share.
(a)

Represents stock option to purchase 147,239 shares of common stock granted on January 7, 2019, which vests in installments of 33%, 33% and 34% on January 7, 2020, January 7, 2021 and January 7, 2022, respectively.

(b)	Represents shares of restricted stock granted on January 7, 2019, which vest in installments of 33%, 33% and 34% on January 7, 2020, January 7, 2021 and January 7, 2022, respectively.
(c)

Represents shares of restricted stock granted on January 7, 2020, which will vest upon the achievement of the target performance objective.  Does not include an additional 220,859 shares that are issuable upon the achievement of the maximum performance objective.

(d)	Represents shares of restricted stock granted on May 14, 2019, which vest in installments of 33%, 33% and 34% on May 14, 2020, May 14, 2021 and May 14, 2022, respectively.
(e)

Represents the remaining shares of restricted stock (second and third tranches) granted on March 27, 2018, which vest in installments of 33%, 33% and 34% on March 27, 2019, March 27, 2020 and March 27, 2021, respectively.

(f)

Represents the remaining shares of restricted stock (third tranche) granted on March 28, 2017, which vest in installments of 33%, 33% and 34% on March 28, 2018, March 28, 2019 and March 28, 2020, respectively.

(g)

Represents shares of restricted stock granted on May 14, 2019, which vest subject to the satisfaction of certain performance conditions upon the third anniversary of the grant date (or such later date that the Compensation Committee certifies that such performance conditions have been satisfied).

(h)

Represents shares of restricted stock granted on March 27, 2018, which vest subject to the satisfaction of certain performance conditions upon the third anniversary of the grant date (or such later date that the Compensation Committee certifies that such performance conditions have been satisfied).

(i)

Represents shares of restricted stock granted on March 28, 2017, which vest subject to the satisfaction of certain performance conditions upon the third anniversary of the grant date (or such later date that the Compensation Committee certifies that such performance conditions have been satisfied).

2019 DIRECTOR COMPENSATION

The following table summarizes the compensation earned by our non-employee directors in 2019.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	All Other Compensation ($)	Total ($)
Philip A. Brooks	$69,000	$75,001	—	—	$144,001
Ed A. Grier	$85,000	$75,001	—	—	$160,001
E. Rodney Hornbake	$68,000	$75,001	—	—	$143,001
Paul J. Isaac	$67,000	$75,001	—	—	$142,001
Jill M. Krueger	$99,000	$75,001	—	—	$174,001
Ross B. Levin	$61,000	$75,001	—	—	$136,001
Kimberly S. Lody(3)	$11,033	—	—	—	$11,033
Ronald M. Malone	$43,000	—	—	—	$43,000
Steven T. Plochocki	$30,500	$75,001	—	—	$105,501
Michael W. Reid	$120,000	$75,001	—	—	$195,001

During 2019, we did not maintain any pension or deferred compensation arrangements for our directors.

(1)

Represents an annual retainer fee and compensation for attendance at Board and committee meetings during 2019. See “—Compensation of Directors During 2019—Cash Compensation” below for more information.

(2)

Amounts reflect the aggregate grant date fair value of the equity award computed in accordance with ASC 718, and represents 19,947 shares of restricted stock granted pursuant to our 2019 Omnibus Stock and Incentive Plan on May 14, 2019, which vest in full on May 14, 2020; provided, however, that, in lieu of receiving such award, Messrs. Grier, Isaac and Levin each elected to receive 19,947 restricted stock units, with each unit representing the right to receive one share of our common stock, which also vest in full on May 14, 2020. These are the only shares of restricted stock and restricted stock units that were held by the non-employee directors and outstanding as of December 31, 2019.

(3)

Amounts reflect compensation Ms. Lody received for her services as a non-employee director during 2019 prior to becoming appointed as the Company’s President and CEO in January 2019. Please refer to the Summary Compensation Table above for the compensation received by Ms. Lody for her services as an executive officer during 2019.

Compensation of Directors During 2019

The key elements of the compensation payable to our non-employee directors are as follows:

Cash Compensation

For their services to us, our non-employee directors each received an annual retainer of $55,000 (in addition to the committee retainers and meeting fees discussed below) and were eligible to receive an additional $1,000 for each Board meeting they attended in excess of ten Board meetings per year. In addition, the independent Chairman of our Board (Mr. Reid), the Chairman of the Audit Committee (Ms. Krueger), the Chairman of the Nominating and Corporate Governance Committee (Mr. Brooks), the Vice Chairman of the Nominating and Corporate Governance Committee (Dr. Hornbake), and the Chairman of the Compensation Committee (Mr. Grier), each received an additional annual retainer of $50,000, $20,000, $10,000, $8,000 and $15,000, respectively, for serving as the Chairpersons or Vice Chairpersons, as applicable, of the Board or such committees in 2019. Our non-employee directors also each received $1,500 for each committee meeting they attended. The Board and committee annual retainers are payable on a quarterly basis at the end of each quarter. Our non-employee directors were also reimbursed for their expenses in attending Board and committee meetings in 2019.

Additionally, during 2019, Messrs. Reid, Brooks and Levin each received $9,000 in meeting fees ($1,500 per meeting for six meetings convened during 2019) and retainer fees of $20,000 for their service on a Special Committee of the Board, which fees are payable at a later date.

Equity Compensation

For their services to us, our non-employee directors each receive an equity grant effective immediately following the Company’s annual meeting of stockholders with a value of approximately $75,000 on the date of grant. Accordingly, on May 14, 2019, the Compensation Committee granted each of our non-employee directors (other than Mr. Malone who was not nominated for reelection as a director at the 2019 annual meeting) 19,947 shares of restricted stock pursuant to the 2019 Omnibus Stock and Incentive Plan, which vest in full on May 14, 2020; provided, however, that, in lieu of receiving such award, Messrs. Isaac and Levin each elected to receive 19,947 restricted stock units, with each unit representing the right to receive one share of our common stock, which also vest in full on May 14, 2020.

Recent Compensation Decisions

In response to current economic conditions, the Board decided to defer the payment of all cash compensation to the Company’s non-employee directors, beginning November 1, 2019. The Company expects to begin paying the deferred director cash compensation at a later date in fiscal 2020, although no assurances can be given at this time.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information relating to the Company’s equity compensation plans as of December 31, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of the Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	—	$—	285,502
Equity compensation plans not approved by security holders	147,239(1)	—	—
Total	147,239(1)	$—	285,502

(1)

Represents a non-qualified stock option granted as an employment inducement award outside of a plan to purchase 147,239 shares of our common stock with an exercise price of $7.46 per share and a ten-year term, which option is scheduled to vest in installments of 33%, 33% and 34% on the first, second, and third anniversaries of the grant date, respectively.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 24, 2020 by: (i) each person known by us to be the beneficial owner of more than five percent of our common stock; (ii) each of our directors and director nominees; (iii) each of our “named executive officers” set forth in the Summary Compensation Table below; and (iv) all of our current executive officers and directors as a group. Except as otherwise indicated, the address of each person listed below is 14160 Dallas Parkway, Suite 300, Dallas, Texas 75254.

	Shares Beneficially Owned(1)(2)
Name of Beneficial Owner	Number	Percent of Class
5% or More Stockholder
Seymour Pluchenik(3)	4,615,921	14.48%
Arbiter Partners Capital Management LLC(4)	4,337,325	13.60%
Cove Street Capital, LLC(5)	3,586,600	11.25%
Steven D. Lebowitz(6)	1,914,619	6.01%
Named Executive Officers and Directors
Paul J. Isaac(4)(7)	4,580,871	14.37%
Kimberly S. Lody(8)	320,402	1.00%
Carey P. Hendrickson(9)	322,164	1.01%
David R. Brickman(10)	283,937	*
Philip A. Brooks(11)	87,080	*
Jill M. Krueger(12)	85,672	*
Steven T. Plochocki(13)	69,947	*
Michael W. Reid(14)	68,272	*
E. Rodney Hornbake(15)	67,172	*
Ross B. Levin(16)	46,928	*
Ed A. Grier(17)	44,212	*
All directors and executive officers as a group (18 persons)(18)	6,300,206	19.76%

*	Less than one percent.
(1)

Pursuant to SEC rules, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power and as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of shares as to which such person has the right to acquire voting and/or investment power within 60 days (rounded to the nearest tenth of a percent).

(2)	The percentages indicated are based on 31,882,747 shares of our common stock issued and outstanding on April 24, 2020.
(3)

The address of the reporting persons reported on this line is c/o GF Investments, 810 Seventh Avenue, 28th Floor, New York, NY 10019. Shares reported on this line represent shares that may be deemed to be beneficially owned by Seymour Pluchenik, Sam Levinson, Simon Glick, Silk Partners, LP (“Silk”); Siget, LLC (“Siget”); Siget NY Partners, L.P. (“Siget NY”); 1271 Associates, LLC (“1271 Associates”); and PF Investors, LLC (“PF Investors”). Mr. Levinson is the chief investment officer of Siget NY. Siget NY is the investment manager of and makes investment decisions for Silk. 1271 Associates is the General Partner of Siget NY. Messrs. Glick and Pluchenik are the managing members of 1271 Associates. Siget is the General Partner of Silk. Messrs. Glick and Pluchenik are the managing members of Siget. By virtue of these relationships, each of Siget NY, 1271 Associates, Siget and Messrs. Levinson, Glick and Pluchenik may be deemed to beneficially own the shares owned directly by Silk. Mr. Pluchenik is the manager of PF Investors, and by virtue of this relationship, Mr. Pluchenik may be deemed to beneficially own the shares of Common Stock owned directly by PF Investors. Based solely on a Schedule 13D/A filed on July 1, 2019, (i) Seymour Pluchenik has the sole voting and dispositive power with respect to none of the shares and shared voting and dispositive power with respect to 4,615,921 shares, (ii) Sam Levinson, Simon Glick, Siget, Siget NY and 1271 Associates have the sole voting and dispositive power with respect to none of the shares and shared voting and dispositive power with respect to 4,362,145 shares, (iii) Silk has the sole voting and dispositive power with respect to 4,362,145 shares and shared voting and dispositive power with respect to none of the shares and (iv) PF Investors has the sole voting and dispositive power with respect to 253,776 shares and shared voting and dispositive power with respect to none of the shares.

(4)

The address of Arbiter Partners Capital Management LLC (“Arbiter Partners”) is 530 Fifth Avenue, 20th Floor, New York, NY 10036. Arbiter Partners and Paul J. Isaac share voting power and share dispositive power with respect to all of the reported shares. Information relating to Arbiter Partners and Mr. Isaac is based on a Schedule 13D filed with the SEC on March 10, 2017 and Form 4 filed with the SEC on August 29, 2017. Arbiter Partners is a registered investment adviser that manages and/or administers Arbiter Partners QP LP, an affiliated investment fund (“APQ”), and various accounts, including Isaac Brothers, LLC, Nana Associates LLC and 9 Interlaken Partners LLC (collectively, the “Family Accounts”). Mr. Isaac controls Arbiter Partners. By reason of its position as investment adviser to APQ and as manager and/or administrator of the Family Accounts, Arbiter Partners may be deemed to possess the power to vote and dispose of the shares held by APQ and the Family Accounts. By reason of his responsibility for the supervision and conduct of all investment activities of Arbiter Partners, Mr. Isaac may be deemed to possess the power to vote and dispose of the shares beneficially owned by Arbiter Partners. Mr. Isaac disclaims beneficial ownership of these securities for all purposes of Section 16 of the Securities Exchange Act of 1934, as amended, except to the extent of his pecuniary interest therein. The shares reported in this line do not include 69,780 shares held by Mr. Isaac directly, 19,947 unvested restricted stock units held by Mr. Isaac directly, and 27,000 shares held by Mr. Isaac’s spouse directly.

(5)

The address of Cove Street Capital, LLC (“Cove Street”) is 2101 East El Segundo Boulevard, Suite 302, El Segundo, California 90245. Shares reported on this line represent shares that may be deemed to be beneficially owned by Cove Street and Jeffrey Bronchick, as a member of Cove Street. Based solely on a Schedule 13D/A filed on August 21, 2019, (i) Cove Street has sole voting and dispositive power with respect to none of the reported shares, has shared voting power with respect to 2,512,900 shares and shared dispositive power with respect to 3,556,600 shares and (ii) Mr. Bronchick has sole voting and dispositive power with respect to 30,000 shares, shared voting power with respect to 2,512,900 shares and shared dispositive power with respect to 3,556,600 shares.  The shared dispositive power includes 1,043,700 shares held by a separately managed account, over which Cove Street does not have any voting power.

(6)

The address of the reporting persons reported on this line is 1333 Second Street, Suite 650, Santa Monica, CA 90401. Shares reported on this line represent shares that may be deemed to be beneficially owned by Steven D. Lebowitz, Deborah P. Lebowitz, David Lebowitz, Amanda Lebowitz, Lauren Lebowitz Salem, Robert Lebowitz, Kathryn Lebowitz Silverberg, Andrew Lebowitz, Ashley Lebowitz, The Lebowitz Family Stock, LLC (“LFS LLC”) Lebowitz RCT, L.P. (“RCT LP”), Lebowitz RCT, Inc. (“RCT Inc.”) and Leonard S. Pearlstein. Based solely on a Schedule 13G/A filed on February 3, 2020, (i) Steven D. Lebowitz has sole voting and dispositive power with respect to 267,500 shares, shared voting power with respect to 1,484,619 shares and shared dispositive power with respect to 1,647,119 shares, (ii) Deborah P. Lebowitz has sole voting and dispositive power with respect to none of the shares and shared voting and dispositive power with respect to 1,484,619 shares, (iii) David Lebowitz and Amanda Lebowitz have sole voting and dispositive power with respect to none of the shares and shared voting and dispositive power with respect to 10,000 shares, (iv) Lauren Lebowitz has sole voting power with respect to 38,000 shares, sole dispositive power with respect to none of the shares, shared voting power with respect to none of the shares, and shared dispositive power with respect to 38,000 shares, (v) Robert Lebowitz has sole voting power with respect to 3,000 shares, sole dispositive power with respect to none of the shares, shared voting power with respect to none of the shares, and shared dispositive power with respect to 3,000 shares, (vi) Kathryn Lebowitz Silverberg has sole voting power with respect to 25,500 shares, sole dispositive power with respect to none of the shares, shared voting power with respect to none of the shares, and shared dispositive power with respect to 25,500 shares, (vii) Andrew Lebowitz and Ashley Lebowitz have sole voting and dispositive power with respect to none of the shares and shared voting and dispositive power with respect to 72,500 shares, (viii) LFS LLC has sole voting and dispositive power with respect to 140,000 shares and shared voting and dispositive power with respect to none of the shares, (ix) RCT LP and RCT Inc. have sole voting and dispositive power with respect to 127,500 shares and shared voting and dispositive power with respect to none of the shares, and (x) Leonard S. Pearlstein has sole voting power with respect to 14,000 shares, sole dispositive power with respect to none of the shares, shared voting power with respect to none of the shares, and shared dispositive power with respect to 14,000 shares.

(7)

The address of Paul J. Isaac is 530 Fifth Avenue, 20th Floor, New York, NY 10036.  Shares reported on this line consist of (i) 69,780 shares and 19,947 unvested restricted stock units held by Mr. Isaac directly, (ii) 4,337,325 shares beneficially owned by Arbiter Partners which is controlled by Mr. Isaac, (iii) 66,819 shares beneficially owned by Isaac Brothers, LLC for which Mr. Isaac is the manager and part owner, (iv) 40,000 shares beneficially owned by Nana Associates LLC for which Mr. Isaac is the manager, (v) 20,000 shares beneficially owned by 9 Interlaken Partners LLC for which Mr. Isaac is the manager and (vi) 27,000 shares beneficially owned by Mr. Isaac’s spouse. Mr. Isaac disclaims beneficial ownership of the shares described in the foregoing clauses (ii) through (vi), expect to the extent of his pecuniary interest therein.

(8)

Consists of 75,249 shares held by Ms. Lody directly, 196,565 unvested shares of restricted stock (147,239 of which are subject to the Company’s achievement of certain performance targets), and 48,588 shares of common stock underlying the vested portion of an option to purchase shares of common stock at $7.46 per share. Does not include 98,651 shares underlying the unvested portion of such stock option and additional shares that are issuable upon the achievement of certain maximum performance targets.

(9)	Consists of 159,888 shares held by Mr. Hendrickson directly and 162,276 unvested shares of restricted stock (110,061 of which are subject to the Company’s achievement of certain performance targets).

(10)	Consists of 178,706 shares held by Mr. Brickman directly and 105,231 unvested shares of restricted stock (73,611 of which are subject to the Company’s achievement of certain performance targets).
(11)	Consists of 60,863 shares held by Mr. Brooks directly, 19,947 unvested shares of restricted stock and 6,270 shares held by the Philip A. Brooks Revocable Trust.
(12)	Consists of 65,725 shares held by Ms. Krueger directly and 19,947 unvested shares of restricted stock.
(13)	Consists of 50,000 shares held by Mr. Plochocki directly and 19,947 unvested shares of restricted stock.
(14)	Consists of 48,325 shares held by Mr. Reid directly and 19,947 unvested shares of restricted stock.
(15)	Consists of 47,225 shares held by Dr. Hornbake directly and 19,947 unvested shares of restricted stock.
(16)	Consists of 26,981 shares held by Mr. Levin directly and 19,947 unvested restricted stock units.
(17)	Consists of 24,265 shares held by Mr. Grier directly and 19,947 unvested restricted stock units.
(18)

Includes 5,452,963 shares held directly or indirectly by the executive officers and directors of the Company, 798,655 unvested shares of restricted stock (413,171 of which are subject to the Company’s achievement of certain performance targets) and 48,588 shares of common stock underlying the vested portion of an option to purchase shares of common stock at $7.46 per share. Does not include 98,651 shares underlying the unvested portion of such stock option and additional shares that are issuable upon the achievement of certain maximum performance targets.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence Policy

The Board has determined that Dr. E. Rodney Hornbake, Ross B. Levin, Paul J. Isaac, Jill M. Krueger, Michael W. Reid, Philip A. Brooks, Ed A. Grier and Steven T. Plochocki, each an existing director, are “independent” within the meaning of the corporate governance rules of the NYSE and no such individual has any relationship with us, except as a director stockholder and/or director nominee, as applicable. In addition, we have adopted a Director Independence Policy, as described in greater detail below, which establishes guidelines for the Board to follow in making the determination as to which of our directors is “independent.” Our Director Independence Policy is available on our website at http://www.capitalsenior.com in the Investor Relations section and is available in print to any stockholder who requests it. The Board has determined that Messrs. Hornbake, Levin, Isaac, Reid, Brooks, Grier and Plochocki and Ms. Krueger, each an existing director, are “independent” in accordance with our Director Independence Policy.

The Board undertakes an annual review of the independence of all non-management directors. In advance of the meeting at which this review occurs, each non-management director is asked to provide the Board with full information regarding the director’s business and other relationships with us in order to enable the Board to evaluate the director’s independence. Directors have an affirmative obligation to inform the Board of any material changes in their circumstances or relationships that may impact their designation by the Board as “independent.” This obligation includes all business relationships between, on the one hand, directors or members of their immediate family, and, on the other hand, us, whether or not such business relationships are described above.

No director qualifies as “independent” unless the Board affirmatively determines that the director has no material relationship with us. The following guidelines are considered in making this determination:

•

a director who is, or has been within the last three years, employed by us, or whose immediate family member is, or has been within the last three years, one of our executive officers, is not “independent”;

•

a director who received, or whose immediate family member received, during any twelve-month period within the last three years, more than $120,000 in direct compensation from us, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service), is not “independent”;

•

a director (a) who is or whose immediate family member is a current partner of a firm that is our internal or external auditor, (b) who is a current employee of such a firm, (c) whose immediately family member is a current employee of such a firm and participates in the firm’s audit, assurance or tax compliance (but not tax planning) practice, or (d) who is, or whose immediate family member was within the last three years (but is no longer), a partner or employee of such a firm and personally worked on our audit within that time, is not “independent”;

•

a director who is, or whose immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of our present executive officers at the same time serves or served on that other company’s compensation committee, is not “independent”;

•

a director who is a current employee, or whose immediate family member is a current executive officer, of a company that has made payments to, or received payments from, us for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million or 2% of such other company’s consolidated gross revenues, is not “independent”;

•

a director who serves as an executive officer, or whose immediate family member serves as an executive officer, of a tax exempt organization that, within the preceding three years, received contributions from us, in any single fiscal year, of an amount equal to the greater of $1 million or 2% of such organization’s consolidated gross revenue, is not “independent”; and

•

a director who has a beneficial ownership interest of 10% or more in a company which has received remuneration from us in any single fiscal year in an amount equal to the greater of $1 million or 2% of such company’s consolidated gross revenue is not “independent” until three years after falling below such threshold.

In addition, members of the Compensation Committee must not have any relationship or affiliation with us that would materially affect the director’s ability to be independent from management as a Compensation Committee member and must otherwise be “independent” under our Director Independence Policy. Members of the Audit Committee may not accept any consulting, advisory or other compensatory fee from us or any of our subsidiaries or affiliates other than directors’ compensation.

The terms “us,” “we” and “our” refer to Capital Senior Living Corporation and any direct or indirect subsidiary of Capital Senior Living Corporation, which is part of the consolidated group. An “immediate family member” includes a person’s spouse, parents, children, siblings, mothers and fathers-in-law, sons and daughters-in-law, brothers and sisters-in-law and anyone (other than domestic employees) who shares such person’s home.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Independent Auditors

In connection with the audit of the Company’s 2019 financial statements, the Company entered into an engagement agreement with Ernst & Young LLP, which sets forth the terms by which Ernst & Young LLP has performed audit services for the Company. The aggregate fees billed by Ernst & Young LLP for fiscal years 2019 and 2018 were as follows:

Services Rendered	2019	2018
Audit fees(1)	$1,085,000	$1,037,000
Audit-Related fees(2)	98,500	23,000
Tax fees(3)	—	—
All other fees	—	—
Total	$1,183,500	$1,060,000

(1)

Includes professional services for the audit of our annual financial statements, reviews of the financial statements included in our Form 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	Includes fees associated with assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.
(3)	Includes fees associated with tax compliance, tax advice and tax planning.

The Audit Committee has considered whether the provision of the above services other than audit services is compatible with maintaining Ernst & Young LLP’s independence and has concluded that it is.

Audit Committee Pre-Approval of Services Performed by Independent Auditors

The Audit Committee has the sole authority to appoint or replace the independent auditor and is directly responsible for the compensation and oversight of the work of the independent auditor. The Audit Committee is responsible for the engagement of the independent auditor to provide permissible non-audit services, which require pre-approval by the Audit Committee (other than with respect to de minimis exceptions described in the rules of the NYSE or the SEC that are approved by the Audit Committee).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(1)The following documents required under this item were filed as part of the Original Filing:

Consolidated Financial Statements of Capital Senior Living Corporation

Report of Independent Registered Public Accounting Firm, Ernst & Young LLP

Consolidated Balance Sheets — December 31, 2019 and 2018

Consolidated Statements of Operations and Comprehensive Loss — For the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Shareholders’ Equity — For the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows — For the years ended December 31, 2019, 2018 and 2017

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, Ernst & Young LLP

(2)	Exhibits:

The following documents are included as a part of this Amendment. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this Amendment have been omitted.

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

4.5	Description of the Company’s securities.#

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

10.15	Employment Agreement dated December 23, 2019, by and between Capital Senior Living Corporation and Carey P. Hendrickson.#

10.16

Form of Outside Director’s Restricted Share Unit Award Under the 2007 Omnibus Stock and Incentive Plan for Capital Senior Living Corporation (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on August 5, 2015.)

Exhibit Number	Description
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

10.22

Employment Agreement, dated February 20, 2019, by and between Capital Senior Living, Inc. and Michael C. Fryar (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, filed by the Company with the Securities and Exchange Commission.)

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

21.1	Subsidiaries of the Company.#

23.1	Consent of Ernst & Young LLP.#

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).#

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).#

*31.3	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

*31.4	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Kimberly S. Lody pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

32.2	Certification of Carey P. Hendrickson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#

101.INS	XBRL Instance Document#

101.SCH	XBRL Taxonomy Extension Schema Document#

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document#

101.LAB	XBRL Taxonomy Extension Label Linkbase Document#

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document#

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document#

*	Filed herewith.
#	Filed with Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL SENIOR LIVING CORPORATION

By:	/s/ CAREY P. HENDRICKSON
Carey P. Hendrickson
Executive Vice President and Chief Financial Officer

Date: April 28, 2020

APPENDIX A

Certain Information With Respect to Non-GAAP Financial Measures Used in This Amendment

In this Amendment, the Company utilizes certain financial valuation and performance measures of operating performance, such as Adjusted CFFO, Same Store Facility Net Operating Income and Adjusted EBITDAR, that are not calculated in accordance with GAAP.

Adjusted EBITDAR, Adjusted CFFO and Same Store Facility Net Operating Income are financial valuation and performance measures, none of which are calculated in accordance with GAAP. Non-GAAP financial measures may have material limitations in that they do not reflect all of the costs associated with our results of operations as determined in accordance with GAAP. As a result, these non-GAAP financial measures should not be considered a substitute for, nor superior to, financial results and measures determined or calculated in accordance with GAAP.

Adjusted EBITDAR is defined as income from operations before provision for income taxes, interest, depreciation and amortization (including non-cash charges), facility lease expense, non-cash compensation expense, provision for bad debts, and certain unusual expenditures that are considered non-operating in nature. This metric is adjusted for any communities undergoing significant repositioning as well as for acquisitions and dispositions of communities approved by the Board.  Adjusted EBITDAR is a valuation measure commonly used by our management, research analysts and investors to value companies in the senior living industry. Because Adjusted EBITDAR excludes interest expense and rent expense, it allows our management, research analysts and investors to compare the enterprise values of different companies without regard to differences in capital structures and leasing arrangements.

Adjusted CFFO is defined as net cash provided by (used in) operating activities adjusted for changes in operating assets and liabilities and recurring capital expenditures, as well as certain unusual expenditures that are considered non-operating in nature. This metric is adjusted for any communities undergoing significant repositioning as well as for acquisitions and dispositions of communities approved by the Board.

Same Store Facility Net Operating Income is calculated as resident revenue less property level operating expenses and adds back certain unusual expenditures that are considered non-operating in nature as well as certain non-controllable expenses from a facility perspective: bad debt, real estate property taxes, cost of insurance premiums, casualty losses and health insurance cost. In addition, there is no management fee included in the operating expenses. This metric is adjusted for any communities undergoing significant repositioning as well as for acquisitions and dispositions of communities approved by the Board.

The Company believes Adjusted CFFO and Same Store Facility Net Operating Income are useful performance measures in identifying trends in day-to-day operations because it excludes the costs associated with acquisitions and conversions and other items that do not ordinarily reflect the ongoing operating results of our primary business. Same store results are important points of analysis when evaluating performance as it provides an indication of the effectiveness of management producing growth in operations from existing assets. Adjusted CFFO and Same Store Facility Net Operating Income provide indicators to management of progress in achieving both consolidated and individual business unit operating performance and is used by research analysts and investors to evaluate the performance of companies in the senior living industry.

The Company strongly urges you to review the following reconciliation of net loss to Adjusted EBITDAR, reconciliation of income from operations to Same Store Facility Net Operating Income, and the reconciliation of net loss to Adjusted CFFO, along with the Company’s consolidated balance sheets, statements of operations, and statements of cash flows, which are included in the Original Filing.

CAPITAL SENIOR LIVING CORPORATION

NON-GAAP RECONCILIATIONS

(In thousands, except per share data)

Fiscal Year Ended December 31, 2019
Adjusted EBITDAR
Net loss	$(36,030)
Depreciation and amortization expense	64,190
Stock-based compensation expense	2,509
Facility lease expense	57,022
Provision for bad debts	3,765
Interest income	(221)
Interest expense	49,802
Write-off of deferred loan costs and prepayment premiums	4,746
Long-lived asset impairment	3,004
Gain on disposition of assets, net	(36,528)
Other income	(7)
Provision for income taxes	448
Casualty losses	2,868
Transaction and conversion costs	2,657
Employee placement and separation costs	3,073
Employee benefit reserve adjustments	(100)
Communities excluded due to repositioning/lease-up	163
Adjusted EBITDAR	$121,361
Same-Store Facility NOI
Income from operations	$(14,689)
Depreciation and amortization expense	64,190
General and administrative expenses	27,518
Stock-based compensation expense	2,509
Facility lease expense	57,021
Provision for bad debts	3,765
Property and other taxes	21,387
Property insurance	4,889
Employee health insurance benefits	10,343
Loss on facility lease termination	0
Communities excluded due to repositioning/lease-up	(10,255)
Same-store facility NOI	$166,678
Adjusted CFFO
Net loss	$(36,030)
Non-cash charges, net	39,516
Operating lease payment adjustment to normalize lease commitments	(910)
Recurring capital expenditures	(4,581)
Casualty losses	2,868
Transaction and conversion costs	2,674
Employee placement and separation costs	3,073
Employee benefit reserve adjustments	(100)
Communities excluded due to repositioning/lease-up	1,623
Adjusted CFFO	$8,133
Diluted shares outstanding	$30,263
Adjusted CFFO per share (as reported)	$0.27
New lease accounting standard adjustment	$0.06
Adjusted CFFO per share (as adjusted for new lease accounting standard)	$0.33